Form 10-Q
period 2001-09-30
MB FINANCIAL INC     /MD
filed 2001-11-19
CIK 1139812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission file number 0-24566-01

MB FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Maryland
(State or other jurisdiction of incorporation or organization)

36-4460265
(I.R.S. Employer Identification No.)

801 West Madison Street, Chicago, Illinois 60607
(Address of principal executive offices)

Registrant’s telephone number, including area code: (773) 645-7866

MB-MidCity, Inc., 1200 North Ashland Avenue, Chicago, IL 60622
(former name, former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES: ☐     NO: ☒

There were outstanding 17,511,986 shares of the Registrant’s common stock as of November 19, 2001.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

SEPTEMBER 30, 2001

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

MB FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

At September 30, 2001, December 31, 2000 and September 30, 2000

(Unaudited)

(Statement Amounts in Thousands)

	September 30,	December 31,	September 30,
	2001	2000	2000
ASSETS
Cash and due from banks	$27,882	$31,989	$25,072
Other interest bearing deposits	2,406	2,300	1,378
Investment securities available for sale	178,437	233,063	253,964
Stock in Federal Home Loan Bank	4,055	7,290	7,290
Loans (net of allowance for loan losses of $14,856 at September 30, 2001, $13,837 at December 31, 2000 and $12,925 at September 30, 2000	1,300,467	1,043,326	1,020,663
Lease investments, net	46,637	45,344	44,355
Premises and equipment, net	18,830	15,465	15,676
Cash surrender value of life insurance	33,323	31,703	31,179
Interest only receivables	8,816	10,538	12,225
Intangibles, net	20,209	14,466	14,960
Other assets	18,954	22,764	32,122

Total assets	$1,660,016	$1,458,248	$1,458,884

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest bearing	$162,577	$157,237	$147,805
Interest bearing	1,085,807	912,027	867,417
Total deposits	1,248,384	1,069,264	1,015,222
Short-term borrowings	238,337	249,614	303,190
Long-term borrowings	53,754	31,596	32,135
Other liabilities	15,979	16,033	21,052
Total liabilities	1,556,454	1,366,507	1,371,599

Stockholders' Equity
Common stock, ($0.01 par value; authorized 20,000,000 shares; issued 7,064,515 shares)	71	71	71
Additional paid-in capital	50,641	50,656	50,656
Retained earnings	53,663	43,791	40,657
Accumulated other comprehensive income (loss)	670	(2,777)	(4,099)
Less: Treasury stock (59,699 shares at cost)	(1,483)	-	-
Total stockholders' equity	103,562	91,741	87,285

Total liabilities and stockholders' equity	$1,660,016	$1,458,248	$1,458,884

See Notes to Unaudited Consolidated Financial Statements.

MB FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Statement Amounts in Thousands, except Common Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Interest Income:
Loans	$24,897	$22,621	$72,434	$62,230
Investment securities:
Taxable	3,069	4,453	10,805	13,434
Nontaxable	74	78	219	235
Federal funds sold	25	3	36	3
Other interest bearing accounts	19	19	73	61
Total interest income	28,084	27,174	83,567	75,963

Interest expense:
Deposits	12,004	10,594	36,434	28,224
Short-term borrowings	1,856	4,850	8,912	12,809
Long-term borrowings	1,046	701	2,272	1,972
Total interest expense	14,906	16,145	47,618	43,005
Net interest income	13,178	11,029	35,949	32,958

Provision for loan losses	750	750	2,150	2,340
Net interest income after provision for loan losses	12,428	10,279	33,799	30,618

Other income:
Loan service fees	1,062	(438)	2,629	955
Deposit service fees	968	867	2,829	2,539
Lease financing, net	180	647	1,313	1,313
Net gains on sale of securities available for sale	34	-	127	-
Increase in cash surrender value of life insurance	556	515	1,620	1,179
Other operating income	421	1,015	1,285	2,132
	3,221	2,606	9,803	8,118

Other expense:
Salaries and employee benefits	5,254	4,671	15,038	13,955
Occupancy and equipment expense	1,670	1,721	5,010	5,056
Intangibles amortization expense	569	491	1,527	1,460
Advertising and marketing expense	427	404	1,310	1,215
Other operating expenses	2,023	1,432	5,551	4,952
	9,943	8,719	28,436	26,638

Income before income taxes	5,706	4,166	15,166	12,098

Income taxes	2,072	1,216	5,294	3,627
Net Income	$3,634	$2,950	$9,872	$8,471

Common share data:
Basic earnings per common share	$0.52	$0.42	$1.40	$1.20
Diluted earnings per common share	$0.49	$0.42	$1.35	$1.19
Weighted average common shares outstanding	7,052,478	7,064,515	7,060,274	7,064,515
Fully diluted common shares outstanding	7,429,102	7,106,362	7,330,318	7,106,362

See Notes to Unaudited Consolidated Financial Statements.

MB FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Statement Amounts in Thousands)

	Nine Months Ended
	September 30,
	2001	2000
Cash Flows From Operating Activities
Net income	$9,872	$8,471
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	12,762	10,711
Gain on disposal of premises and equipment and leased equipment	(308)	(865)
Amortization of intangibles	1,527	1,460
Provision for loan losses	2,150	2,340
Provision (credit) for deferred income taxes	1,009	(1,311)
Bond amortization (accretion), net	27	(98)
Securities gains, net	(127)	-
Increase in cash surrender value of life insurance	(1,620)	(1,179)
Write-down in the value of interest only receivable	-	975
Interest only receivables accretion	(753)	-
Decrease (increase) in other assets	2,939	(4,540)
(Decrease) increase in other liabilities	(8,430)	5,657
Net cash provided by operating activities	19,048	21,621

Cash Flows From Investing Activities
Proceeds from sale of securities available for sale	278	-
Proceeds from maturities and calls of securities available for sale	101,969	19,452
Purchase of securities available for sale	-	(3,408)
Proceeds from redemption of stock in Federal Home Loan Bank	5,146	-
Purchase of stock in Federal Home Loan Bank	(86)	(1,000)
Federal funds sold, net	28,150	-
Net (increase) decrease in other interest bearing deposits	(106)	109
Increase in loans, net of principal collections	(121,243)	(132,789)
Purchases of premises and equipment and leased equipment	(14,259)	(22,942)
Proceeds from sale of lease equipment	2,152	6,187
Principal (paid) collected on lease investments	(522)	216
Purchase of minority interests	-	(155)
Purchase of life insurance	-	(30,000)
Purchase of FSL Holdings, Inc., net of cash acquired	(34,930)	-
Proceeds received from interest only receivables	3,868	1,156
Net cash used in investing activities	(29,583)	(163,174)

Cash Flows From Financing Activities
Net increase in noninterest bearing deposits	5,340	2,746
Net (decrease) increase in interest bearing deposits	(2,769)	76,401
Net (decrease) increase in short-term borrowings	(11,277)	58,621
Proceeds from long-term borrowings	19,430	1,571
Principal paid on long-term borrowings	(2,798)	(2,134)
Treasury stock transactions, net	(1,498)	-
Net cash provided by financing activities	6,428	137,205

Net decrease in cash and due from banks	$(4,107)	$(4,348)

Cash and due from banks:
Beginning	31,989	29,420

Ending	$27,882	$25,072

MB FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

(Statement Amounts in Thousands)

	Nine Months Ended
	September 30,
	2001	2000
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors	$35,284	$31,030
Other interest paid	11,511	14,169
Income taxes paid, net of refunds	5,600	600

Supplemental Schedule of Noncash Investing Activities
Acquisition of FSL Holdings, Inc.
Noncash Assets acquired:
Securities available for sale	$43,610
Stock in Federal Home Loan Bank	1,825
Federal funds sold	28,150
Loans, net	139,518
Premises and equipment	4,424
Other assets	584
Core deposit intangibles	326
Excess of cost over fair value of net assets acquired	6,944
	225,381

Liabilities assumed:
Interest bearing deposits	176,549
Long-term borrowings	5,526
Other liabilities	8,376
	190,451

Net cash payment	$34,930

Real estate acquired in settlement of loans	$1,470	$715

See Notes to Unaudited Consolidated Financial Statements.

MB FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MB Financial, Inc. and its subsidiaries (the “Company”).  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2000 audited financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.  Actual results could differ from those estimates.

2.     MERGERS AND ACQUISITIONS

On November 6, 2001, the Company merged with MidCity Financial Corporation (“MidCity Financial”). The Company and MidCity Financial merged into a newly formed company, which assumed the name “MB Financial, Inc.”  Holders of MB Financial common stock before the transaction were issued one share of common stock of the new company for each share held prior to the transaction.  Each share of MidCity Financial common stock was exchanged for 230.32955 shares of common stock of the new company.  The transaction was accounted for as a pooling-of-interests.

On May 15, 2001, the Company acquired FSL Holdings (“FSL”) and its subsidiary, First Savings & Loan Association of South Holland (“Association”).   Each shareholder of FSL was paid $165 for each share of common stock held by such shareholder (for an aggregate consideration of $41.3 million).  The acquisition was funded through a combination of cash acquired through the acquisition and borrowings.

The unaudited pro forma results of operation, which follow, assume that the merger with FSL had occurred at January 1, 2000.  In addition to combining the historical results of operations of the companies, the pro forma calculations include purchase accounting adjustments related to the acquisition and borrowing costs.  The pro forma calculations do not include any anticipated cost savings as a result of the merger.

Unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
Net interest income	$13,178	$12,539	$38,006	$37,288
Net income	3,634	3,055	9,572	8,159

Basic earnings per common share	$0.52	$0.43	$1.36	$1.15
Diluted earnings per common share	$0.49	$0.43	$1.31	$1.15

The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the merger actually taken place at the beginning of the respective periods, or of results that may occur in the future.

3.     COMPREHENSIVE INCOME

Comprehensive income includes the net unrealized gain on securities available for sale.  For the three months and nine months ended September 30, 2001, total comprehensive income was $4.5 million and $13.3 million and for the three and nine months ended September 30, 2000, total comprehensive income was $3.9 million and $7.9 million.

4.     EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):

Three Months Ended

Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
Basic:
Net income	$3,634	$2,950	$9,872	$8,471
Average shares outstanding	7,052,478	7,064,515	7,060,274	7,064,515
Basic earnings per share	$0.52	$0.42	$1.40	$1.20

Diluted:
Net income	$3,634	$2,950	$9,872	$8,471
Average shares outstanding	7,052,478	7,064,515	7,060,274	7,064,515
Net effect of dilutive stock options	376,624	41,847	270,044	41,847
Total	7,429,102	7,106,362	7,330,318	7,106,362
Diluted earnings per share	$0.49	$0.42	$1.35	$1.19

5.     RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and 138 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  SFAS 133 was effective January 1, 2001.  The Company adopted SFAS 133 and the implementation of this standard did not have a material impact on the Company’s financial statements.

SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125’s provisions without reconsideration.  SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.  The provisions of SFAS 140 are effective for transfers after March 31, 2001.  It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000.  The Company adopted SFAS 140 and the implementation of this standard did not have a material impact on the Company’s financial statements.

On September 30, 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 141, Business Combinations.  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  SFAS 141 will not impact the pending MidCity Financial Corporation merger as the transaction was initiated prior to June 30, 2001.

On September 30, 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Under the provisions of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but instead will be subject to at least annual assessments for impairment by applying a fair-value based test.  SFAS 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  The provisions of SFAS 142 are effective for fiscal years beginning after December 31, 2001.  The Company is in the process of evaluating its goodwill and intangible assets for impairment under the provisions of SFAS 142.

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made.  The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset.  The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  Management does not believe the adoption of the statement will have a material impact on the Company’s financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes accounting and reporting standards for the impairment or disposal of long-lived assets.  This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed.  SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions.  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.  Management believes the adoption of the statement will not have a material effect on the Company’s financial statements.

6.     LONG-TERM BORROWINGS

At September 30, 2001 and 2000, long-term borrowings included $25.0 million in floating rate Preferred Capital Securities (“Capital Securities”) through Coal City Capital Trust I (“Trust”), a statutory business trust and wholly owned subsidiary of the Company.  The Capital Securities pay cumulative cash distributions quarterly at a rate per annum, reset quarterly, equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 180 basis points.  The effective rate at September 30, 2001 was 5.29%.  Proceeds from the sale of the Capital Securities were invested by the Trust in floating rate (3-month LIBOR plus 180 basis points, the three month LIBOR rate effective at September 30, 2001 was 3.49%) Junior Subordinated Deferrable Interest Debentures (“Debentures”) issued by the Company which represents all of the assets of the Trust.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at the stated maturity in the year 2028 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Capital Securities plus any accumulated and unpaid distributions thereon to the date of redemption.  Prior redemption is permitted under certain circumstances.

At September 30, 2001, long-term borrowings also included $16.0 million in unsecured floating rate subordinated debt used to provide additional funding for the FSL acquisition.  Interest accrues at a rate of the 1, 2, or 3-month LIBOR plus 350 basis points and is due quarterly.  Terms for this seven-year instrument are interest quarterly for two years, with equal annual amortization over the final five years, with a maturity of May 2008.  Prepayment is allowed at any time without penalty.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s financial position and results of operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.  On May 15, 2001 the Company acquired FSL Holdings, Inc. of South Holland.  As of the purchase date, FSL Holdings had total assets of $223.5 million.  This transaction affects the comparative information presented below.

General

The profitability of the Company’s operations depends primarily on its net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities.  The Company’s net income is affected by its provision for loan losses as well as other income and other expenses.  The provision for loan losses reflects the amount thought to be adequate to cover estimated credit losses in the loan portfolio.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, net gains (losses) on the sale of securities available for sale, increase in cash surrender value of life insurance and other operating income.  Other expenses include salaries and employee benefits along with occupancy and equipment expense, intangibles amortization expense, advertising and marketing expense and other operating expenses.

The amount of net interest income is affected by changes in the volume and mix of earning assets, the level of interest rates earned on those assets, the volume and mix of interest bearing liabilities, and the level of interest rates paid on those interest bearing liabilities.  The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectibility of the loan portfolio, as well as economic and market conditions.  Other income and other expenses are impacted by growth of operations and growth in the number of accounts through both acquisitions and core banking business growth.  Growth in operations affects other expenses as a result of additional employees, branch facilities and promotional marketing expense.  Growth in the number of accounts affects other income including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.

Results of Operations

Third Quarter Results

The Company had net income of $3.6 million, an increase of 23.2%, for the third quarter of 2001, compared to $3.0 million for the same 2000 period.  Net interest income was $13.2 million for the three months ended September 30, 2001 compared to $11.0 million for the three months ended September 30, 2000.  Net interest income increased primarily due to growth in the Company’s commercial and lease banking businesses as well as volume increases related to the acquisition of FSL Holdings, Inc. (FSL), which was completed in the second quarter of 2001.

Other income increased $615 thousand (23.6%) to $3.2 million for the quarter ended September 30, 2001 from $2.6 million for the same period in 2000.  The growth was comprised of increases in loan service fees of $1.5 million and deposit service fees of $101 thousand, which were partially offset by declines in other operating income of $595 thousand and net lease financing of $467 thousand.

Other expense increased $1.2 million (14.0%) to $9.9 million for the third quarter of 2001 from $8.7 million for the third quarter of 2000.  The increase was primarily due to increases in salaries and other employee benefits and other operating expense of $583 thousand and  $591 thousand, respectively, as the Company grew through the FSL acquisition.

Year-To-Date Results

Net income was $9.9 million for the nine months ended September 30, 2001, an increase of 16.5%, compared to $8.5 million for the nine months ended September 30, 2000.  Net interest income increased to $35.9 million for the nine months ended September 30, 2001 from $33.0 million for the nine months ended September 30, 2000.  Net interest income increased primarily due to growth in the Company’s commercial and lease banking businesses that was partially offset by a decline in the Company’s net interest margin.

For the nine months ended September 30, 2001, other income increased $1.7 million (20.8%) to $9.8 million from $8.1 million for the nine months ended September 30, 2000.  The increase was primarily attributable to a $1.7 million increase in loan service fees and $442 thousand of additional income from the increase in cash surrender value of life insurance.

For the nine months ended September 30, 2001, other expense increased $1.8 million (6.7%) to $28.4 million from $26.6 million for the nine months ended September 30, 2000.  The increase was primarily due to an increase in salaries and other employee benefits of $1.1 million, as well as other operating expenses of $599 thousand, as the Company grew through the FSL acquisition.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

AVERAGE BALANCES, INTEREST RATES, AND YIELDS

(Dollars in thousands)

	Three Months Ended September 30,
	2001			2000
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2)	$1,303,470	$24,897	7.58%	$1,005,693	$22,621	8.95%
Taxable investment securities	194,780	3,069	6.25	259,140	4,453	6.84
Investment securities exempt from federal income taxes (3)	4,580	114	9.88	5,124	120	9.32
Fed funds sold	2,710	25	3.66	162	3	7.37
Other interest bearing deposits	2,153	19	3.50	1,219	19	6.20
Total interest earning assets	1,507,693	28,124	7.40	1,271,338	27,216	8.52
Non-interest earning assets	157,852			160,462
Total assets	$1,665,545			$1,431,800

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$197,371	1,028	2.07	$172,535	1,319	3.04
Savings deposits	147,498	446	1.20	138,182	818	2.36
Time deposits	774,503	10,530	5.39	539,790	8,457	6.23
Short-term borrowings	210,780	1,856	3.49	288,726	4,850	6.68
Long-term borrowings	50,896	1,046	8.15	32,326	701	8.63
Total interest bearing liabilities	1,381,048	14,906	4.28	1,171,559	16,145	5.48
Demand deposits – non-interest bearing	160,706			152,305
Other non-interest bearing liabilities	20,434			23,310
Stockholders’ equity	103,357			84,626
Total liabilities and stockholders’ equity	$1,665,545			$1,431,800
Net interest income/interest rate spread (4)		$13,218	3.12		$11,071	3.04

Net interest margin on a fully tax equivalent basis (5)			3.48%			3.46%
Net interest margin (5)			3.47%			3.45%

(1)         Non-accrual loans are included in average loans.

(2)         Interest income includes loan origination fees of $403 thousand and $386 thousand for the three months ended September 30, 2001 and 2000, respectively.

(3)         Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate for the three months ended September 30, 2001 and 2000.

(4)         Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)         Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis was $13.2 million for the quarter ended September 30, 2001, a $2.1 million or 19.4% increase from the third quarter of 2000. Interest income increased by $908 thousand, or 3.3%, while interest expense declined by $1.2 million, or 7.7%. Interest income increased due to a $236.4 million, or 18.6% increase in average earning assets, comprised of a $297.8 million, or 29.6% increase in average loans offset by a $64.9 million, or 24.6% decline in average investment securities.  The increase in average earning assets was partially offset by a 112 basis point decline in yield in the current declining rate environment to 7.40%.  Interest expense declined due to a 120 basis point decline in the cost of funds to 4.28%, which was partially offset by a $209.5 million, or 17.9% increase in average interest bearing liabilities.  The net interest margin expressed on a fully taxable equivalent basis rose two basis points to 3.48% in the third quarter of 2001 from 3.46% in the comparable 2000 period.

AVERAGE BALANCES, INTEREST RATES AND YIELDS – Continued

(Dollars in thousands)

	Nine Months Ended September 30,
	2001			2000
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2)	$1,208,781	$72,434	8.01%	$948,656	$62,230	8.76%
Taxable investment securities	217,668	10,805	6.64	264,790	13,434	6.78
Investment securities exempt from federal income taxes (3)	4,419	336	10.16	5,150	362	9.38
Fed funds sold	1,284	36	3.75	54	3	7.42
Other interest bearing deposits	2,132	73	4.58	1,417	61	5.75
Total interest earning assets	1,434,284	83,684	7.80	1,220,067	76,090	8.33
Non-interest earning assets	159,799			149,636
Total assets	$1,594,083			$1,369,703

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$185,960	3,698	2.66	$170,070	3,708	2.91
Savings deposits	140,004	2,463	2.35	144,058	2,573	2.39
Time deposits	710,370	30,273	5.70	502,234	21,943	5.84
Short-term borrowings	245,374	8,912	4.86	270,264	12,809	6.33
Long-term borrowings	41,217	2,272	7.37	32,376	1,972	8.14
Total interest bearing liabilities	1,322,925	47,618	4.81	1,119,002	43,005	5.13
Demand deposits – non-interest bearing	152,143			147,653
Other non-interest bearing liabilities	19,872			21,010
Stockholders’ equity	99,143			82,038
Total liabilities and stockholders’ equity	$1,594,083			$1,369,703
Net interest income/interest rate spread (4)		$36,066	2.99		$33,085	3.20

Net interest margin on a fully tax equivalent basis (5)			3.36%			3.62%
Net interest margin (5)			3.35%			3.61%

(1)   Non-accrual loans are included in average loans.

(2)   Interest income includes loan origination fees of $1.2 million for the nine months ended September 30, 2001 and 2000.

(3)   Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax for the nine months ended September 30, 2001 and 2000, respectively.

(4)   Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(5)   Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis was $36.1 million for the nine months ended September 30, 2001, a $3.0 million or 9.0% increase from the same period in 2000. Interest income increased $7.6 million, or 10.0%, partially offset by an increase in interest expense of $4.6 million, or 10.7%.  Interest income increased due to a $214.2 million, or 17.6%, increase in average interest earning assets, comprised primarily of a $260.1 million, or 27.4% increase in average loans and a $47.9 million, or 17.7% decrease in average investment securities.  The growth in average earning assets was partially offset by a 53 basis point decline in yield to 7.80%.  Interest expense increased due to a $203.9 million, or 18.2% increase in average interest bearing liabilities, which was partially offset by a 32 basis point decline in their cost to 4.81%.  The net interest margin expressed on a fully taxable equivalent basis declined by 26 basis points to 3.36% in the current year to date period from 3.62% in 2000.

VOLUME, MIX AND RATE ANALYSIS OF NET INTEREST INCOME

(Dollars in thousands)

The following table presents the extent to which changes in volume, changes in mix and changes in interest rates of interest earning assets and interest bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated.  Information is provided on changes in each category due to (i) changes attributable to changes in volume, (current period volume, less current mix % multiplied by prior period total volume, multiplied by prior period rate), (ii) changes attributable to changes in mix (current mix % multiplied by total prior period volume, less prior period volume multiplied by prior period rate) and (iii) changes attributable to changes in rate (changes in rate multiplied by current period volume).

	Three Months Ended September 30, 2001				Nine Months Ended September 30, 2001
	Compared to September 30, 2000				Compared to September 30, 2000
	Change	Change	Change		Change	Change	Change
	Due to	Due to	Due to	Total	Due to	Due to	Due to	Total
	Volume	Mix	Rate	Change	Volume	Mix	Rate	Change
Interest Earning Assets:
Loans	$4,557	$2,279	$(4,560)	$2,276	$11,688	$5,500	$(6,984)	$10,204
Taxable investment securities	525	(1,631)	(278)	(1,384)	1,649	(4,040)	(238)	(2,629)
Investment securities exempt from federal Income taxes (1)	11	(19)	2	(6)	30	(63)	7	(26)
Federal funds sold	8	39	(25)	22	11	58	(36)	33
Other interest bearing deposits	5	9	(14)	-	14	17	(19)	12
Total increase in interest income	5,106	677	(4,875)	908	13,392	1,472	(7,270)	7,594

Interest Bearing Liabilities:
NOW and money market deposit accounts	229	(36)	(484)	(291)	625	(277)	(358)	(10)
Savings deposits	132	(77)	(427)	(372)	385	(458)	(37)	(110)
Time deposits	1,835	1,816	(1,578)	2,073	4,905	4,973	(1,548)	8,330
Short-term borrowings	536	(1,847)	(1,683)	(2,994)	1,793	(2,972)	(2,718)	(3,897)
Long-term borrowings	167	235	(57)	345	387	152	(239)	300
Total increase in interest expense	2,899	91	(4,229)	(1,239)	8,095	1,418	(4,900)	4,613
Increase (decrease) in net interest income	$2,207	$586	$(646)	$2,147	$5,297	$54	$(2,370)	$2,981

(1)           Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% rate for the three months and nine months ended September 30, 2001 and September 30, 2000.

Other Income

Other income increased $615 thousand to $3.2 million for the quarter ended September 30, 2001 from $2.6 million for the same period in 2000.  The increase was driven by a $1.5 million increase in loan service fees due to greater volumes and a $975 thousand write down in the value of interest only receivables charged to income in the third quarter of 2000.  The loan service fee increase was partially offset by a $595 thousand decline in other operating income due to $500 thousand in gains realized on the sale of equipment and $171 thousand in gains on the sale of other real estate during the third quarter of 2000. Net lease financing declined by $467 thousand as $300 thousand in gains on residual disposition were realized during the 2000 period, while in the third quarter of 2001, the Company established specific reserves against two lease schedules totaling $600 thousand and realized gains on residual disposition of $218 thousand.

For the nine months ended September 30, 2001, other income increased $1.7 million to $9.8 million from $8.1 million for the nine months ended September 30, 2000.  Loan service fees increased by $1.7 million due to increased volume and the 2000 write down in the value of interest only receivables.  Increase in cash surrender value of life insurance, deposit service fees and net gains on available for sale securities increased by $442 thousand, $290 thousand and $127 thousand, respectively, while other operating income declined by $848 thousand due to gains realized on the sale of equipment and the sale of other real estate during the 2000 nine month period.

Other Expense

Other expense increased $1.2 million to $9.9 million for the third quarter of 2001 from $8.7 million for the third quarter of 2000.  The increase was primarily due to a $583 thousand increase in salaries and employee benefits due to growth through the FSL acquisition.  Other operating expense increased by $591 thousand, due primarily to volume increases related to the FSL transaction.

For the nine months ended September 30, 2001, other expense increased by $1.8 million or 6.75% to $28.4 million from $26.6 million in the same 2000 period.  Salaries and employee benefits grew by $1.1 million to $15.0 million, from $13.9 million in 2000 due to annual salary adjustments and additional employees due to the FSL transaction.  Other operating expenses increased by $599 thousand to $5.6 million, from $5.0 million in 2000, primarily due to volume increases related to the FSL acquisition.

Income Taxes

Income tax expense for the three months ended September 30, 2001 was $2.1 million compared to $1.2 million for the same period in 2000.  The effective tax rate increased to 36.3% for the third quarter of 2001 from 29.2% for the same period in 2000.  The effective tax rate increased due to an increase in provision for state taxes.

Income tax expense for the nine months ended September 30, 2001 was $5.3 million compared to $3.6 million for the same period in 2000.  The effective tax rate increased to 34.9% for nine months ended September 30, 2001 from 30.0% for the same period in 2000.  The effective tax rate increased due to an increase in provision for state taxes.

Cash Earnings

The purchase method of accounting has been used to record each of the Company’s acquisitions.  As a result, the recorded basis of the net assets of the acquired entities has been adjusted to fair value.  Adjustments included recording core deposit intangibles to reflect the difference between the fair value and underlying basis of deposits purchased and recording goodwill for the excess of the acquisition cost over the fair value of net assets acquired.  Core deposit intangibles and goodwill are being amortized as a non-cash expense over periods of up to eight and 20 years, respectively.  Amortization expense reduces net income during the amortization periods.

Management defines cash earnings as net income excluding amortization of core deposit intangibles and goodwill and the related deferred income tax effect.  Cash earnings should not be considered an alternative to operating or net income as an indicator of the Company’s performance or as an alternative to cash flows from operating activities as a measure of liquidity in each case determined in accordance with accounting principles generally accepted in the United States of America.

The following table sets forth the Company’s cash earnings (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
Net Income	$3,634	$2,950	$9,872	$8,471
Goodwill amortization	333	210	843	617
Core deposit intangibles amortization (net of tax)	153	183	444	548

Cash earnings	$4,120	$3,343	$11,159	$9,636

Average tangible assets (1)	$1,645,773	$1,417,481	$1,576,999	$1,355,067
Average tangible equity (2)	$83,586	$75,269	$82,887	$72,006

Performance ratios: (3)
Cash return on average tangible assets	0.99%	0.94%	0.95%	0.95%
Cash return on average tangible equity	19.56%	17.66%	18.00%	17.88%

(1)     Tangible assets represents assets less the Company’s intangible assets, which include goodwill and core deposit intangibles.  Core deposit intangibles is recognized on a fully tax equivalent basis.

(2)     Tangible equity represents common stockholders equity plus retained earnings less the Company’s intangible assets which include goodwill and core deposit intangibles.  Core deposit intangibles is recognized on a fully tax equivalent basis.

(3)     Cash return on average tangible assets and equity has been annualized for the three-month and nine-month periods ended September 30, 2001 and September 30, 2000.

Balance Sheet Review

Total assets increased $201.8 million to $1.7 billion at September 30, 2001 compared to $1.5 billion at December 31, 2000.  The increase was primarily due to the acquisition of FSL, which had total assets of $223.5 million as of the purchase date. Net loans increased $257.1 million as the Company acquired approximately $141.0 million in loans through the FSL acquisition and subsequently sold $46.2 million of the FSL portfolio. The remaining increase in loans was due to growth in the Company’s commercial and lease banking business.  Investment securities available for sale declined by $54.6 million.

Total liabilities increased $189.9 million to $1.6 billion at September 30, 2001 compared to $1.4 billion at December 31, 2000.  The growth was due to a $179.1 million increase in total deposits due primarily to the acquisition of FSL.  The increase included a $173.8 million increase in interest bearing deposits and $5.0 million increase in non-interest bearing deposits.  Long-term borrowings grew by $22.2 million, with increases in correspondent bank debt, Federal Home Loan Bank advances and notes payable of  $16.0 million, $3.3 million and $2.9 million, respectively.  Short-term borrowings decreased by $11.3 million, as declines in Federal Home Loan Bank advances, federal funds purchased and U.S. Treasury demand notes of $68.0 million, $6.4 million, and $2.7 million, respectively, were partially offset by increases in securities sold under agreement to repurchase and correspondent bank lines of $50.4 million and $15.4 million, respectively.

Total assets increased $201.1 million to $1.7 billion at September 30, 2001 compared to $1.5 billion at September 30, 2000. The increase was primarily due to the acquisition of FSL, which had total assets of $223.5 million as of the purchase date.  Net loans increased $279.8 million as the Company acquired approximately $141.0 million in loans through the FSL acquisition and subsequently sold $46.2 million of the acquired loans. The remaining increase in loans was due to growth in the Company’s commercial and lease banking business.  Investment securities and other assets declined by  $75.5 million and $13.2 million, respectively.

Total liabilities increased $184.9 million to $1.6 billion at September 30, 2001 compared to $1.4 billion at September 30, 2000.  The increase was due to a $218.4 million increase in interest bearing deposits and a $14.8 million increase in non-interest bearing deposits primarily due to accounts acquired in the FSL transaction.  Short-term borrowings decreased by $64.9 million due to declines in Federal Home Loan Bank advances, federal funds purchased and U.S. Treasury demand notes of $68.0 million, $53.5 million and $2.7 million, respectively, which were partially offset by increases in securities sold under agreement to repurchase and correspondent bank lines of $44.0 million and $15.4 million, respectively.  Long-term borrowings increased by $21.6 million due to increases in correspondent bank debt, Federal Home Loan Bank advances and notes payable of $16.0 million, $3.3 million and $2.3 million, respectively.

Loan Portfolio

The following table sets forth the composition of the loan portfolio (dollars in thousands):

	September 30,		December 31,		September 30,
	2001		2000		2000
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$273,526	20.80%	$229,239	21.68%	$195,810	18.94%
Commercial loans collateralized by Assignment of lease payments	241,632	18.37%	245,212	23.20%	251,369	24.32%
Commercial real estate	410,194	31.19%	312,714	29.58%	316,856	30.66%
Residential real estate	179,916	13.67%	137,612	13.02%	134,241	12.99%
Construction real estate	102,135	7.77%	46,664	4.41%	50,892	4.92%
Installment and other	107,920	8.20%	85,722	8.11%	84,420	8.17%
Gross loans	1,315,323	100.00%	1,057,163	100.00%	1,033,588	100.00%
Allowance for loan losses	(14,856)		(13,837)		(12,925)
Net loans	$1,300,467		$1,043,326		$1,020,663

Net loans increased $257.1 million from $1.0 billion at December 31, 2000, and increased $279.8 million from $1.0 billion at September 30, 2000 to $1.3 billion at September 30, 2001.  These increases were primarily due to growth in the commercial real estate and commercial loan portfolios and the FSL acquisition.  The Company acquired approximately $141.0 million in loans through the FSL acquisition, of which $46.2 million were subsequently sold, as well as the $22.8 million addition of home equity lines of credit acquired through the purchase of 100% interest in the 97-2 securitization trust.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollars in thousands):

September 30,

December 31,

September 30,

2001

2000

2000

Non-performing loans:
Non-accrual loans	$4,601	$5,381	$9,561
Loans 90 days or more past due, still accruing interest	242	239	60
Total	4,843	5,620	9,621

Other real estate owned	837	-	475
Other repossessed assets	25	101	-

Total non-performing assets	$5,705	$5,721	$10,096

Total non-performing loans to total loans	0.37%	0.53%	0.93%
Allowance for loan losses to non-performing loans	306.75%	246.21%	134.34%
Total non-performing assets to total assets	0.34%	0.39%	0.69%

Total non-performing assets remained constant at $5.7 million at September 30, 2001 and December 31, 2000.

Total non-performing assets decreased $4.4 million, or 43.5%, to $5.7 million at September 30, 2001 from $10.1 million at September 30, 2000.  Non-performing assets decreased due to the Company’s diligent collection efforts.

Allowance for Loan Losses

A reconciliation of the activity in the Company’s allowance for loan losses follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
Balance at beginning of period	$17,190	$12,638	$13,837	$12,197
Additions from acquisition / purchase of loans	-	-	3,025	-
Provision for loans losses	750	750	2,150	2,340
Charge-offs	(3,284)	(940)	(4,705)	(2,264)
Recoveries	200	477	549	652
Balance at September 30,	$14,856	$12,925	$14,856	$12,925

Total loans at September 30,	$1,315,323	$1,033,588	$1,315,323	$1,033,588

Ratio of allowance for loan losses to total loans	1.13%	1.25%	1.13%	1.25%

In the first quarter of 2001, the Company added $22.8 million of pooled home equity lines of credit through the purchase of 100% interest in the 97-2 securitization trust and added $2.0 million to the allowance for loan losses for these loans.  In the second quarter of 2001, $1.0 million was added with the acquisition of FSL. The three-month and nine month charge-offs for 2001 include $2.7 million in loans to two commercial customers.

The Company maintains its allowance for loan losses at a level that management believes will be adequate to absorb estimated losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience.  The Company further uses a risk rating system to evaluate the adequacy of the allowance for loan losses.  With this system, each loan is risk rated between one and nine, by the originating loan officer or loan committee, with one being the best case and nine being a loss or the worst case.  Loan loss reserve factors are multiplied against the balances in each risk-rating category to determine an appropriate level for the allowance for loan losses.  Loans with risk ratings between six and eight are monitored much closer by the officers.  Control of the Company’s loan quality is continually monitored by management and is reviewed by the Board of Directors and loan committee of the Company on a monthly basis, subject to oversight by the Company’s Board of Directors through its members who serve on the loan committee.  Independent external review of the loan portfolio is also conducted by regulatory authorities.  The Company consistently applies its methodology for determining the adequacy of the allowance for loan losses, but may make adjustments to its system based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.  When adjustments are made, they are carefully reviewed by the loan committee before they are implemented.

Potential Problem Loans

Manufacturers Bank utilizes an internal asset classification system as a means of reporting problem and potential problem assets.  At each scheduled Board of Directors meeting, a watch list is presented, showing all loans listed as “Special Mention,” ”Substandard,” “Doubtful” and “Loss.”  An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that Manufacturers Bank will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off.  Assets which do not currently expose Manufacturers Bank to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses which may or may not be out of the control of the customer, are deemed to be Special Mention.

Manufacturers Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Manufacturers Bank’s primary regulators, which can order the establishment of additional general or specific loss allowances.  The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for possible loan losses.  Manufacturers Bank analyzes its process regularly, with modifications made if needed, and reports those results four times per year at Board of Directors meetings.  However, there can be no assurance that the regulators, in reviewing Manufacturers Bank’s loan portfolio, will not request Manufacturers Bank to materially increase its allowance for loan losses at the time.  Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

The aggregate principal amounts of potential problem loans as of September 30, 2001 and 2000 were approximately $16.5 million and $13.7 million, respectively.  Included in these potential problem loan totals are non-accrual, Special Mention, Substandard and Doubtful classifications, which represent the watch list presented to the Board of Directors.  All loans classified as Loss have been charged-off.  Loans in this category generally include loans that were classified for regulatory purposes.

Lease Investments

Lease investments by categories follow (in thousands):

	September 30,	December 31,	September 30,
	2001	2000	2000
Direct financing leases	$1,588	$1,847	$2,170

Operating leases:
Equipment, at cost	83,043	74,491	72,055
Less accumulated depreciation	(37,994)	(30,994)	(29,870)
	45,049	43,497	42,185

Lease investments, net	$46,637	$45,344	$44,355

Lease investments are investments in equipment leased to other companies by Manufacturers Bank.  The Company has steadily grown its lease portfolio over the past five years from virtually nothing to $46.6 million at September 30, 2001.  Manufacturers Bank funds most of its lease equipment purchases, but has some loans at other banks totaling $8.7 million at September 30, 2001, $5.8 million at December 31, 2000 and $6.3 million at September 30, 2000.

The operating lease portfolio is made up of various types of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment.  The credit quality of the lessee generally must be in one of the top four rating categories of Moody’s or Standard & Poors, or the equivalent.  In most cases, during the early years of the lease, Manufacturers Bank recognizes a loss on its investment due to funding costs, and as a lease ages, a gain.  Consequently, as Manufacturers Bank has built its leased equipment portfolio, current earnings have been reduced.  However, gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, Manufacturers Bank usually limits individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seeks to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.

At September 30, 2001, the following schedule represents the residual values for operating leases in the year initial lease terms are ended (in thousands):

End of Initial Lease Terms	Residual Values
December 31,
2001 and prior	$3,076
2002	2,486
2003	1,251
2004	3,195
2005	1,702
2006	309

$12,019

There were approximately 155 lease schedules at September 30, 2001 compared to 136 at December 31, 2000 and 128 at September 30, 2000.  In addition, residual lease values were $12.0 million, $11.0 million, and $13.7 million at September 30, 2001, December 31, 2000 and September 30, 2000, respectively, resulting in an average residual per lease of $77 thousand, $81 thousand and $107 thousand for the respective periods.

Interest Only Receivables

In 1996, 1997 and 1998, Avondale Federal Savings Bank securitized certain home equity lines of credit to investors with limited recourse, retaining the right to service the underlying loans. The securitizations were done using qualified special purpose entities (securitization trusts).  Avondale Federal Savings Bank received annual servicing fees and rights to future cash flows (interest only receivables) arising after the investors in the securitization trusts received the return for which they had contracted.  In addition, Avondale Federal Savings Bank retained a security interest in the securitization trusts, reflecting the excess of the total amount of loans transferred to the trusts over the portion represented by certificates sold to investors.  Through the Avondale merger the Company acquired servicing rights related to these loans, the retained security interest in the securitization trusts and interest only receivables.  The annual servicing fees received by the Company approximate 1.00% of the outstanding loan balance.  The investors and their securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due.  Most of the Company’s retained interest in the securitization trusts are generally restricted until investors have been fully paid and is subordinate to investor’s interest.  The retained interest is included with securities available for sale and is reflected as investments in equity lines of credit trusts.  The Company estimates the fair value of these securities by using prices paid for similar securities.

At September 30, 2001, interest only receivables totaled $8.8 million.  The value of interest only receivables are subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets.  On a quarterly basis, the Company performs a review to determine the fair value of its interest only receivables.  As part of the review, the Company reviews its assumptions of prepayment speeds, discount rates and the remaining anticipated credit losses.

The following table shows the results of the Company’s assumptions used to estimate the fair value at September 30, 2001 (dollars in thousands):

	Interest Only Receivables Pools
	96-1	97-1	98-1

	Adjustable (1)	Adjustable (1)	Adjustable (1)
Estimated fair value	$3,281	$3,047	$2,488
Prepayment speed	35.00%	35.00%	35.00%
Weighted-average life (in years) (2)	0.53	0.72	1.77
Expected credit losses (3)	0.89%	3.10%	6.27%
Residual cash flows discounted at	12.00%	12.00%	12.00%
Loans outstanding at September 30, 2001	11,731	13,664	30,946
Retained interest in equity lines of credit trusts	5,164	3,979	1,850

(1)   Rates for these loans are adjusted based on the prime rate as published in the Wall Street Journal.

(2)   The remaining weighted-average life in years of prepayable assets is calculated by summing (a) the principal collections expected in each future year multiplied by (b) the number of years until collection, and then dividing that sum by the initial principal balance.  This is not explicitly assumed but it reflects the overall effect of prepayment assumptions.

(3)   Assumed remaining credit losses over the life remaining on the loans outstanding at September 30, 2001 are $104 thousand, $424 thousand, and $1.9 million for 96-1, 97-1, and 98-1, respectively.  The estimated credit loss percentage is derived by dividing the remaining credit losses by the related loan balance outstanding in the pool.  Credit losses are estimated using loss migration analysis for each pool.

In February 2001, the Company acquired in the market 100% of securities outstanding in 97-2 securitization trust held by investors.  After the acquisition, the company applied purchase accounting and the securitization trust and its activities were consolidated into the Company’s financial statements.

Investment Securities

The following table sets forth the amortized cost and fair value of the Company’s investment securities by accounting classification and type of security (in thousands):

	At September 30, 2001		At December 31, 2000		At September 30, 2000
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities Available for Sale:
U.S. Treasury securities	$6,107	$6,155	$-	$-	$-	$-
U.S. Government agencies	39,675	40,117	85,044	84,221	100,001	98,022
States and political subdivisions	4,600	4,720	4,505	4,650	4,814	4,964
Mortgage-backed securities	79,090	79,915	93,248	92,456	101,010	100,144
Corporate bonds	38,073	35,565	43,085	39,250	43,086	39,006
Other securities	874	972	1,088	1,280	958	958
Retained interest in equity lines of credit trusts	10,993	10,993	11,206	11,206	10,870	10,870
Total securities available for sale	$179,412	$178,437	$238,176	$233,063	$260,739	$253,964

Liquidity and Sources of Capital

The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  Net cash provided by operating activities was $19.0 million and $21.6 million for the nine months ended September 30, 2001 and 2000, respectively.  Net cash used in investing activities declined by $133.6 million, to $29.6 million for the nine months ended September 30, 2001 from $163.2 million for the same period in 2000.  The Company’s investing activities for the first nine months of 2001 compared to 2000 included additional cash flows of $82.5 million provided by proceeds from maturities and calls of available for sale investment securities and a $28.2 million increase in federal funds sold, partially offset by additional outflows of $34.9 million due to the FSL acquisition, whereas the first quarter of 2000 included a $30.0 million purchase of life insurance.  Net cash provided by financing activities was $6.4 million for the nine months ended September 30, 2001 while $137.2 million was provided in the first nine months of 2000.  The $130.8 million decrease in net cash provided by financing activities was primarily due to increases in interest-bearing deposits and short-term borrowings of $76.4 million and $58.6 million, respectively, during the 2000 period versus slight declines during the 2001 period.  This was partially offset by a $17.9 million greater increase in proceeds from long-term borrowings during the first nine months of 2001.

The Company expects to have available cash to meet its liquidity needs.  Liquidity management is monitored by the asset liability committee of Manufacturers Bank, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  In the event that additional short-term liquidity is needed, Manufacturers Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchased.  While there are no firm lending commitments in place, Manufacturers Bank has borrowed, and management believes that Manufacturers Bank could again borrow, more than $115.0 million for a short time from these banks on a collective basis.  Additionally, Manufacturers Bank is a member of the Federal Home Loan Bank (FHLB) and has the ability to borrow from the FHLB.

Manufacturers Bank’s total risk-based capital ratio was 11.48%, Tier 1 capital to risk-weighted assets ratio was 9.31%, and Tier 1 capital to average asset ratio was 8.07% at September 30, 2001.  The FDIC has categorized the bank subsidiary as “well capitalized” at September 30, 2001.

As of September 30, 2001, the Company’s book value per share was $14.78 compared to $12.36 at September 30, 2000.  In addition, the Company’s tangible book value per share was $11.99 at September 30, 2001 compared to $10.36 September 30, 2000.

Forward Looking Statements

Statements made about the Company’s future economic performance, strategic plans or objectives, revenues or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward looking statements.  By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements.  Important factors that might cause the Company’s actual results to differ materially include, but are not limited to, the following:

•      Federal and state legislative and regulatory developments;

•      Changes in management’s estimate of the adequacy of the allowance for loan losses;

•      Changes in management’s valuation of the interest only receivables;

•      Changes in the level and direction of loan delinquencies and write-offs;

•      Interest rate movements and their impact on customer behavior and the Company’s net interest margin;

•      The impact of repricing and competitors’ pricing initiatives on loan and deposit products;

•      The Company’s ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place;

•      The Company’s ability to access cost effective funding; and

•      Changes in financial markets and general economic conditions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2001, there has been no material change in market risk from December 31, 2000.

PART II. – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8K

UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

The following unaudited pro forma combined balance sheet as of September 30, 2001 of the new company formed in connection with the merger of MB Financial Inc. and MidCity Financial combines the historical consolidated balance sheets of MB Financial and its subsidiaries and MidCity Financial and its subsidiaries as if the merger had occurred on September 30, 2001, after giving effect to certain pro forma adjustments described in the accompanying notes.  The following unaudited pro forma combined condensed statements of income for the nine-month periods ended September 30, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2000 of the new company present the combined historical results of operations of MB Financial and its subsidiaries and MidCity Financial and its subsidiaries as if the merger had occurred on the first day of each period presented.  The fiscal year end of each of MB Financial and MidCity Financial is December 31.  Pro forma per share amounts are based on the MB Financial exchange ratio of one share of new company common stock for each share of MB Financial common stock and the MidCity Financial exchange ratio of 230.32955 shares of new company common stock for each share of MidCity Financial common stock.  The merger was completed on November 6, 2001.

The unaudited pro forma combined financial statements and related footnotes account for the merger using the pooling-of-interests method of accounting.  Under the pooling-of-interests method of accounting, the recorded assets, liabilities, stockholders' equity, income and expenses of MB Financial and MidCity Financial are combined and recorded at their historical cost-based amounts, except as described below and in the footnotes.  The accounting policies of MB Financial and MidCity Financial are substantially similar.

The unaudited pro forma combined financial statements are for illustrative purposes only.  The companies may have performed differently had they been combined during the periods presented.  You should not rely on the unaudited pro forma combined financial information as being indicative of the historical results that we would have had or the future results that the new company will experience after the merger.  These unaudited pro forma combined financial statements should be read in conjunction with, and are qualified in their entirety by, the separate historical consolidated financial statements and related notes of MB Financial and MidCity Financial.

Unaudited Pro Forma Combined Balance Sheet As of September 30, 2001

	MB Financial, Inc.	MidCity Financial, Corp.	Pro Forma Adjustments		Pro Forma Combined
		(In thousands)
ASSETS:
Cash and due from banks	$27,882	$52,860	$ ---		$80,742
Other interest bearing deposits	2,406	---	---		2,406
Federal funds sold	-	11,450	---		11,450
Investment securities available for sale	178,437	691,637	---		870,074
Stock in Federal Home Loan Bank	4,055	5,061	---		9,116
Loans, net	1,300,467	991,674	---		2,292,141
Lease investments, net	46,637	---	---		46,637
Premises and equipment, net	18,830	33,231	---		52,061
Cash surrender value of life insurance	33,323	---	---		33,323
Interest only receivables	8,816	---	---		8,816
Intangibles, net	20,209	15,534	---		35,743
Accrued interest receivable	10,791	14,325	---		25,116
Other assets	8,163	4,134	5,200	(2)	17,497
Total assets	$1,660,016	$1,819,906	$5,200		$3,485,122

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing	$162,577	$270,424	$ ---		$433,001
Interest bearing	1,085,807	1,262,957	---		2,348,764
Total deposits	1,248,384	1,533,381	---		2,781,765

Short-term borrowings	238,337	50,979	---		289,316
Long-term borrowings	53,754	14,000	---		67,754
Other liabilities	15,979	18,784	19,600	(2)	54,363
Total liabilities	1,556,454	1,617,144	19,600		3,193,198

Common stock	71	1,000	(896	)(1)	175
Additional paid-in capital	50,641	24,052	896	(1)	75,589
Retained earnings	53,663	175,972	(14,400	)(2)	202,019
			(13,216	)(1)
Accumulated other comprehensive income (loss)	670	13,471	---		14,141
Less treasury stock at cost	(1,483)	(11,733)	(13,216	)(1)	---

Total stockholders' equity	103,562	202,762	(14,400)		291,924

Total liabilities and stockholders' equity	$1,660,016	$1,819,906	$5,200		$3,485,122

Notes to Unaudited Pro Forma Combined Balance Sheet

1.             Stockholders’ Equity - In connection with the merger, a new holding company has been established.  Each outstanding share of MidCity Financial common stock will be converted into 230.32955 shares of new company common stock and each share of MB Financial common stock will be converted into one share of new company common stock.  Each share of new company common stock has a par value of $.01 per share.  MidCity Financial and MB Financial had 45,425 and 7,004,816 shares of common stock outstanding as of September 30, 2001, respectively.  The pro forma average share amounts for MidCity Financial were adjusted for the MidCity Financial exchange ratio of 230.32955.  The common stock in the unaudited pro forma balance sheet has been adjusted to reflect the reclassification of MB Financial additional paid in capital and the elimination of treasury stock.

2.             Merger - Related Costs - Transaction costs of the merger (primarily investment banking and other professional fees) and costs to combine operations are expected to be approximately $19.6 million on a pre-tax basis, or approximately $14.4 million on an after-tax basis.  The Unaudited Pro Forma Condensed Combined Statements of Income on the pages that follow do not reflect these charges.  The Unaudited Pro Forma Combined Balance Sheet on the prior page reflects these expected merger charges.  It is anticipated that most of the cash charges will be incurred and recognized during the fourth quarter of 2001.  The following table provides details of the estimated charges by type of cost:

Type of Cost	Amount
Transaction Costs	$4,100
Costs to combine operations:
Severance and other employee termination costs	7,000
Duplicative systems and facilities costs	4,000
Change in valuation reserve related to deferred state income taxes	3,000
Other costs incidental to the merger	1,500
19,600
Income tax benefit of expected merger adjustment	(5,200)
Net merger charges	$14,400

Unaudited Pro Forma Condensed Combined Statements of Income For the Nine Months

 Ended September 30, 2001

	MB Financial	MidCity Financial	Combined Pro Forma Amounts
	(Dollars in thousands, except per share data)
Interest income	$83,567	$90,232	$173,799
Interest expense	47,618	42,272	89,890
Net interest income	35,949	47,960	83,909
Provision for loan losses	2,150	1,740	3,890

Net interest income after provision for loan losses	33,799	46,220	80,019
Other income	9,803	9,831	19,634
Other expenses	28,436	36,696	65,132
Income before income taxes	15,166	19,355	34,521
Applicable income taxes	5,294	6,653	11,947
Net income	$9,872	$12,702	$22,574
Preferred stock dividend	---	---	---
Net income available to common stockholders	$9,872	$12,702	$22,574

Earnings per share:
Basic	$1.40	$276.14	$1.28
Diluted	$1.35	$276.14	$1.26

Weighted average shares:
Basic	7,060,274	45,998	17,654,973
Diluted	7,330,318	45,998	17,925,017

Unaudited Pro Forma Condensed Combined Statements of Income For the Nine Months

 Ended September 30, 2000

	MB Financial	MidCity Financial	Combined Pro Forma Amounts
	(Dollars in thousands, except per share data)
Interest income	$75,963	$92,034	$167,997
Interest expense	43,005	44,989	87,994
Net interest income	32,958	47,045	80,003
Provision for loan losses	2,340	3,805	6,145

Net interest income after provision for loan losses	30,618	43,240	73,858
Other income	8,118	7,381	15,499
Other expenses	26,638	36,191	62,829
Income before income taxes	12,098	14,430	26,528
Applicable income taxes	3,627	2,631	6,258
Net income	$8,471	$11,799	$20,270
Preferred stock dividend	---	---	---
Net income available to common stockholders	$8,471	$11,799	$20,270

Earnings per share:
Basic	$1.20	$256.46	$1.15
Diluted	$1.19	$256.46	$1.14

Weighted average shares:
Basic	7,064,236	46,007	17,661,008
Diluted	7,106,362	46,007	17,703,134

Unaudited Pro Forma Condensed Combined Statements of Income For the Year Ended December 31, 2000

	MB Financial	MidCity Financial	Combined Pro Forma Amounts
	(Dollars in thousands, except per share data)

Interest income	$104,090	$123,898	$227,988
Interest expense	59,441	61,786	121,227
Net interest income	44,649	62,112	106,761
Provision for loan losses	3,090	5,073	8,163

Net interest income after provision for loan losses	41,559	57,039	98,598

Other income	10,722	9,726	20,448
Other expenses	35,745	48,154	83,899
Income before income taxes	16,536	18,611	35,147
Applicable income taxes	4,931	3,255	8,186
Net income	$11,605	$15,356	$26,961
Preferred stock dividend	---	---	---
Net income available to common stockholders	$11,605	$15,356	$26,961

Earnings per share:
Basic	$1.64	$333.78	$1.53
Diluted	$1.64	$333.78	$1.53

Weighted average shares:
Basic	7,064,515	46,007	17,661,287
Diluted	7,072,134	46,007	17,668,906

Unaudited Pro Forma Condensed Combined Statements of Income For the Year Ended December 31, 1999

	MB Financial	MidCity Financial	Combined Pro Forma Amounts
	(Dollars in thousands, except per share data)

Interest income	$82,291	$114,660	$196,951
Interest expense	41,767	52,363	94,130
Net interest income	40,524	62,297	102,821
Provision for loan losses	1,260	1,405	2,665

Net interest income after provision for loan losses	39,264	60,892	100,156

Other income	9,062	10,587	19,649
Other expenses	33,560	44,596	78,156
Income before income taxes	14,766	26,883	41,649
Applicable income taxes	4,812	8,463	13,275
Net income	$9,954	$18,420	$28,374
Preferred stock dividend	---	---	---
Net income available to common stockholders	$9,954	$18,420	$28,374

Earnings per share:
Basic	$1.51	$398.24	$1.65
Diluted	$	$398.24	$1.64

Weighted average shares:
Basic	6,586,596	46,254	17,240,259
Diluted	6,598,058	46,254	17,251,721

Unaudited Pro Forma Condensed Combined Statements of Income For the Year Ended December 31, 1998

	MB Financial	MidCity Financial	Combined Pro Forma Amounts
	(Dollars in thousands, except per share data)

Interest income	$57,632	$107,152	$164,784
Interest expense	29,826	49,488	79,314
Net interest income	27,806	57,664	85,470
Provision for loan losses	750	770	1,520

Net interest income after provision for loan losses	27,056	56,894	83,950

Other income	9,940	9,953	19,893
Other expenses	27,136	43,139	70,275
Income before income taxes	9,860	23,708	33,568
Applicable income taxes	3,605	7,237	10,842
Net income	$6,255	$16,471	$22,726
Preferred stock dividend	1,085	---	1,085
Net income available to common stockholders	$5,170	$16,471	$21,641

Earnings per share:
Basic	$1.26	$347.83	$1.44
Diluted	$1.25	$347.83	$1.44

Weighted average shares:
Basic	4,093,254	47,354	15,000,280
Diluted	4,130,996	47,354	15,038,022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of November 2001.

MB FINANCIAL, INC.
By: /s/ Mitchell Feiger
Mitchell Feiger
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jill E. York
Jill E. York
Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)