Form 10-K
period 2001-12-31
MB FINANCIAL INC     /MD
filed 2002-04-01
CIK 1139812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-24566-01

MB FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	36-4460265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 West Madison Street, Chicago, Illinois	60607
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (773) 645-7866

Securities registered pursuant to Section 12(b) of the Act:  None

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the voting shares held by nonaffiliates of the Registrant was $353,039,086 as of March 20, 2002.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.

There were issued and outstanding 17,550,736 shares of the Registrant’s common stock as of March 20, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K
Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s 2002 Annual Meeting of Stockholders.	Part III

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2001

PART I

Item 1.  Business

General

MB Financial, Inc., a Maryland corporation (the “Company”), is a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the Illinois Bank Holding Company Act of 1957 (“Illinois BHCA”).  The Company conducts a commercial bank business through its three wholly owned national bank subsidiaries (collectively, the “Banks”): MB Financial Bank, N.A., its lead bank, headquartered in Chicago, Illinois; Union Bank, N.A., based in Oklahoma City, Oklahoma; and Abrams Centre National Bank based in Dallas, Texas.  At December 31, 2001, the Company had consolidated assets of $3.5 billion and operated from 38 banking centers throughout the Chicago, Oklahoma City and Dallas metropolitan areas, including the principal business office at 801 West Madison Street, Chicago, Illinois.

The Company was incorporated in 2001 in connection with the merger of MB Financial, Inc., a Delaware corporation (“MB Financial”), and MidCity Financial Corporation, a Delaware corporation (“MidCity Financial”).  The transaction was completed on November 6, 2001, and was effected by the merger of each of MB Financial and MidCity Financial into the Company, with the Company as the surviving entity.  The holders of MB Financial common stock before the merger were issued one share of common stock of the Company for each share held prior to the transaction.  Each share of MidCity Financial common stock was exchanged for 230.32955 shares of common stock of the Company.   The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the information included in the financial statements contained in this report presents the combined results as if the merger had been in effect for all periods presented at historical cost.

After completion of the merger, MB Financial’s subsidiary bank, Manufacturers Bank, and MidCity Financial’s subsidiary banks based in Illinois, The Mid-City National Bank of Chicago, First National Bank of Elmhurst and First National Bank of Morton Grove, were merged.  The Mid-City National Bank of Chicago was the surviving institution and was renamed and now operates as MB Financial Bank, N.A.  MidCity Financial’s other subsidiary banks, Abrams Centre National Bank and Union Bank, N.A. are held as separate subsidiaries of the Company.

MB Financial had grown substantially in recent years prior to the merger with MidCity Financial.  It acquired Peterson Bank in 1995 and U.S. Bancorp in 1997.  In February 1999, MB Financial merged with Avondale Financial Corporation (the “Avondale merger”).  In May 2001, MB Financial completed its acquisition of FSL Holdings, Inc. and FSL’s subsidiary, First Savings & Loan Association of South Holland (the “FSL merger”).

MidCity Financial also had a strong history of growth through acquisitions prior to merging with MB Financial. It acquired Peoples Federal Savings and Loan Association of Chicago in 1995 and Abrams Centre Bancshares, Inc., the parent company of Abrams Centre National Bank, in 1997.  In 1998, First National Bank of Morton Grove assumed the deposits and acquired certain assets of the Waukegan Road Branch of Republic Bank.  In 1999, MidCity Financial acquired Damen Financial Corporation, the parent company of Damen National Bank.

MB Financial Bank, N.A. (“MB Financial Bank”) has five active wholly owned subsidiaries, Ashland Management Agency, Inc. (“Ashland”), MB1200 Corporation (“MB1200”), Manufacturers Deferred Exchange Corporation (“MDEC”), Manufacturers Community Development Corporation and First Savings Insurance Agency, Inc. Ashland acts as manager of certain real estate owned by MB Financial Bank. MB1200 holds title to property that MB Financial Bank may receive pursuant to a foreclosure or other resolution of a non-performing loan. MDEC may hold escrowed funds relating to certain tax advantaged property exchanges entered into by the customers of MB Financial Bank. Manufacturers Community Development Corporation engages in community lending and equity investments to facilitate the construction and rehabilitation of housing in low and moderate neighborhoods in MB Financial Bank’s market area. First Savings Insurance Agency, Inc. is used to provide a full line of personal and commercial insurance products to customers through its partnerships with several top-rated insurance companies.  It is expected that First Savings Insurance Agency, Inc. will be renamed MB Financial Insurance, Inc. in 2002 to more accurately reflect its affiliation with the Company.  The Company also owns all of the issued and outstanding common securities of Coal City Capital Trust I, a Delaware business trust, making such trust a subsidiary of the Company for financial reporting purposes.  In July 1998, Coal City Capital Trust I issued $25 million in preferred capital securities.

Recent Developments

On December 27, 2001, the Company entered into an agreement to acquire First National Bank of Lincolnwood (“FNBL”), based in Lincolnwood, Illinois, and FNBL’s parent, First Lincolnwood Corporation.  Under the acquisition agreement, the Company will pay $351.11 in cash for each of the 85,810 outstanding shares of the common stock of First Lincolnwood Corporation, and $185.00 in cash per share for each of the 26,535 outstanding shares of FNBL stock held by minority stockholders, for an aggregate acquisition price of approximately $35 million.  As part of the acquisition, the Company expects to merge the three-office, $240 million asset FNBL into MB Financial Bank, N.A.  The merger has received regulatory and shareholder approval and is expected to be completed in the second quarter of 2002.

Business Areas

The Banks concentrate their business efforts on servicing small and middle market businesses, such as manufacturers, wholesalers, distributors, long-term health care operators, real estate operators and investors, and home developers located throughout the Chicago, Oklahoma City and Dallas metropolitan areas, as well as individuals located near its banking facilities. The Company, through its acquisition program and through careful selection of officers and employees, has moved to position itself to take a leading role in filling this attractive niche in the market.  In order to further the ability of the Banks to play such a leading role, management has also caused the Banks to divide their business into four distinctly recognizable areas, referred to as Commercial Banking, Lease Banking, Retail Banking, and Wealth Management.

Commercial Banking.  The Commercial Banking group focuses on serving privately-owned companies run by entrepreneurs, including manufacturers, wholesalers, distributors, home developers, long-term health care operators, real estate operators and investors, and selected types of service companies.  The Banks provide a full set of credit, deposit, cash management and investment products to these companies.  These products are specifically designed for companies with sales between $5 million and $50 million. The products developed for this target market include:

Credit products:

•                  Working capital loans and lines of credit, including accounts receivable and inventory financing

•                  Equipment loans and leasing

•                  Business acquisition loans

•                  Owner occupied real estate loans

•                  Financial, performance and commercial letters of credit

Deposit and cash management products:

•                  Corporate InterConnect and mbbanker.com - internet cash management products for businesses

•                  Zero balance accounts

•                  Automated tax payments

•                  ATM access

•                  Merchant credit card program

•                  Telephone banking

•                  Lockbox

•                  Automated Clearing House (ACH) Transactions, including Direct Deposit

•                  Account reconciliation

•                  Controlled disbursement

•                  Detail and general information reporting

•                  Wire transfers

•                  A variety of international banking services

•                  Checking accounts

•                  A full line of insurance, investment, and trust products and services (see “—Wealth Management”)

In addition, for real estate operators and investors, the Company also offers the following products:

•                  Commercial mortgages

•                  Residential, commercial, retail and industrial construction loans

•                  Land acquisition and development loans

•                  Industrial revenue bond financing

Lease Banking.  The target market for the Lease Banking group consists of small and medium size equipment leasing companies located throughout the United States. MB Financial Bank, N.A. has provided Lease Banking services to these companies for more than 25 years.  Competition in serving this equipment leasing market generally comes from large banks, financing companies, large industrial companies and some community banks in certain segments of the business.  The Banks provide rapid service and decision making and flexible financial solutions to meet its customers’ needs in this market.  The Banks provide full banking services for these leasing companies by financing the debt portion of leveraged leases (“Lease Loans”), providing short-term and long-term equity financing, making working capital and bridge loans, and investing directly into leased equipment.  The volume of Lease Loans is closely managed, in order to control the Banks’ liquidity and the level of total risk adjusted assets.

Retail Banking.  The target market for the Retail Banking group consists of consumers who live or work near the Bank offices.  The Banks offer a full set of consumer products to these individuals, including checking accounts, savings accounts, money market accounts, time deposit accounts, secured and unsecured consumer loans, residential mortgage loans, and a variety of fee for service products, such as money orders and travelers checks.

Wealth Management.  Recognizing customer demand for one-stop financial management services, the Company has focused its efforts to provide insurance, investment, trust, and executive banking services to its customers.  First Saving Insurance Agency, Inc., a wholly owned subsidiary of MB Financial Bank, N.A., offers a full line of both personal and commercial insurance products through partnerships with top-rated insurance companies.  The Company also provides customers with non-FDIC insured investment alternatives through its partnership with Raymond James Financial Services, Inc., a national independent brokerage firm.  MB Financial Bank’s Trust Services Department offers a wide range of financial instruments and services, including personal trusts, investment management, custody, estates, guardianships, land trusts, tax-deferred exchanges, and retirement plan services.  Executive Banking at MB Financial Bank, N.A. provides customers, meeting certain restrictions, with personalized banking products and services, including their own private banker as a single point of contact for all their financial needs.

Lending Activities

General.  The Banks are primarily business lenders and the Company’s loan portfolio consists primarily of loans to businesses or for business purposes.

Commercial Lending.  The Banks make commercial loans to small and middle market businesses.  The borrowers tend to be privately owned and are generally manufacturers, wholesalers, distributors, long-term health care operators, and selected types of service providers.  The loan products offered are primarily working capital loans and lines of credit.  These general product classifications include accounts receivable and inventory financing, equipment loans and business acquisition loans.  The Banks also offer financial, performance and commercial letters of credit.  Most commercial loans are short-term in nature, being one year or less, although the maximum allowable term is five years.

The Banks’ lines of credit are typically secured, established for one year or less, and are subject to renewal upon satisfactory review of the borrower’s financial statements and credit history. Secured short-term commercial business loans are usually collateralized by accounts receivable, equipment or real estate.  Such loans are typically guaranteed by the owners of the business.  Interest rates tend to be at or above the prime-lending rate, although there has been considerable recent market pressure to make loans at a spread above LIBOR.  At December 31, 2001, there were $491 million in commercial loans, representing 21.3% of the total loan portfolio outstanding.

Commercial Real Estate Lending.  The Banks originate commercial real estate mortgage loans that are generally secured by one or more of the following kinds of properties:  multi-unit residential property, owner and non-owner occupied commercial and industrial property, and residential property for development.  Loans are also made to acquire and develop land.   The Company’s commercial mortgage loans are generally made at fixed rates, although some float with the prime rate.  Terms of up to fifteen years are offered on fully amortizing loans, but most loans are structured with a balloon payment at maturity of ten years or less.  In making the decision as to whether to make a commercial real estate loan, the Company considers the qualifications of the borrower as well as the value of the underlying property.  Some factors considered are the net operating income of the mortgaged property before debt service and depreciation, the debt service ratio, (the ratio of the property’s net cash flow to debt service requirements), the ratio of the loan amount to the appraised value and creditworthiness of the prospective borrower.  At December 31, 2001, there were $863 million in commercial real estate loans representing 37.4% of the total loan portfolio outstanding.

Residential Real Estate.  The Company also originates residential real estate loans secured by first and second mortgages on single family real estate.  Terms of first mortgages range from fifteen to thirty years. Terms for second mortgages range from thirty-six months to fifteen years.  In making the decision whether to make a residential real estate loan, the Company considers the qualifications of the borrower as well as the value of the underlying property.  As of December 31, 2001 there were $487 million in residential real estate loans representing 21.1 % of the total loan portfolio outstanding.

Lease Loans.  The Banks lend money to small and mid-size leasing companies to finance the debt portion of the leases (i.e., Lease Loans).  A Lease Loan arises when a leasing company discounts with the Banks the equipment rental revenue stream owed to the leasing company by a lessee.  Lease Loans are generally non-recourse to the leasing company, and, consequently, the Banks underwrite Lease Loans by examining the creditworthiness of the lessee rather than the lessor.  Lease Loans are secured by the equipment being leased.  The lessee acknowledges the Bank’s security interest in the leased equipment and agrees to send lease payments directly to the Banks.  Lessees tend to be Fortune 500 or Fortune 1000 companies and have a public debt rating in one of the top four rating categories by Moody’s or Standard & Poors, or the equivalent.  If the lessee does not have a public debt rating, then the Banks lend when their own credit analysis indicates that if the lessee did have a debt rating it would be in one of the top four categories.  Lease Loans are fully amortizing, with maturities ranging from two to five years.  Loan rates are fixed at a spread over the U.S. Treasury curve. Currently lease loan yields range from 2.0% to 3.5% over the U.S. Treasury curve.  The Banks use Lease Loans to manage their risk adjusted asset totals.  Since these loans are high quality and made to well-known public companies, the loans are generally marketable.  The Banks also have sold loans to correspondents that range from a large regional bank to small community banks.  At December 31, 2001, there were $295 million in commercial loans collateralized by lease payments representing 12.8% of the total loan portfolio outstanding.

Foreign Operations

The Company does not engage in any operations in foreign countries.

Competition

Vigorous competition exists in the major areas in which the Banks are presently engaged in business.  Competition includes not only commercial banks but also other financial institutions, including savings and loan associations, credit unions, money market and other mutual funds, mortgage companies, leasing and finance companies and a variety of financial services and advisory companies.  The Banks compete by providing quality services to their customers, ease of access to facilities and competitive pricing of services (including interest rates paid on deposits, interest rates charged on loans and fees charged for other non-loan or non-deposit services).

Personnel

As of December 31, 2001, the Company and its subsidiaries employed a total of 754 full-time-equivalent employees.  The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good.

Supervision and Regulation

The Company and its Banks are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of customers and depositors and not for the protection of security holders. These laws and regulations govern such areas as permissible activities, reserves, loans and investments, and rates of interest that can be charged on loans.  Described below are the material elements of selected laws and regulations. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

Bank Holding Company Regulation.  Bank holding companies are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board (“FRB”) under the BHCA.  As a bank holding company, the Company is required to file reports with the FRB and such additional information as the FRB may require, and the Company and its nonbanking affiliates are subject to examination by the FRB.  Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. Under the BHCA, a bank holding company must obtain FRB approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

The Company is subject to the activity limitations imposed on bank holding companies. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The scope of permissible activities may be expanded from time to time by the FRB. Such activities may also be affected by federal legislation.

Depository Institution Regulation.  The Banks are subject to regulation by the Office of the Comptroller of Currency (“OCC”) and the Federal Deposit Insurance Corporation (“FDIC”).  This regulatory structure includes: (i) real estate lending standards, which provide guidelines concerning loan-to-value ratios for various types of real estate loans; (ii) risk-based capital rules including accounting for interest rate risk, concentration of credit risk and the risks posed by “non-traditional” activities; (iii) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (iv) rules prohibiting, with certain exceptions, equity investments of types and in amounts not permissible for national banks; and (v) rules addressing various “safety and soundness” issues, including operations and managerial standards, standards for asset quality, earnings and stock valuations, and compensation standards.

Capital Adequacy.  The FRB, OCC and FDIC have issued substantially similar risk–based and leverage capital guidelines applicable to bank holding companies and banks.  In addition, these regulatory agencies may from time to time require that a bank holding company or bank maintain capital above the minimum levels, whether because of its financial condition or for actual or anticipated growth.

The FRB’s risk–based guidelines establish a two-tier capital framework. Tier 1 capital consists of common stockholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles.  Tier 2 capital consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance.  The sum of Tier 1 and Tier 2 capital represents qualifying total capital, at least 50% of which must consist of Tier 1 capital.

Risk–based capital ratios are calculated by dividing Tier 1 and total capital by risk–weighted assets. Assets and off–balance sheet exposures are assigned to one of four categories of risk–weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%.  The Company’s Tier 1 and total risk–based capital ratios under these guidelines at December 31, 2001 were 10.73% and 12.43%, respectively.

The FRB’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets.  The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2001, the Company had a leverage ratio of 7.96%.

To be considered “well capitalized,” a bank holding company must have a total risk-based capital ratio of at least 10% and a Tier 1 risk-based capital ratio of at least 6% on a consolidated basis, and not be subject to any written agreement, order, capital directive or prompt corrective action directive requiring it to maintain a specific capital measure.  As of December 31, 2001, the Company met the requirements to be considered well capitalized

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (referred to below as “FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within these categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan.  Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non–capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet these standards.

The various federal regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk–based capital, Tier 1 risk–based capital and leverage capital ratios as the relevant capital measures. These regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 risk–based capital ratio of at least 6%, a total risk–based capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An institution is “adequately capitalized” if it has a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a leverage ratio of at least 4% (3% in certain circumstances).  An institution is “undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 4%, a total risk-based capital ratio of less than 8% or a leverage ratio of less than 4%.  An institution is “significantly undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 3%, a total risk-based capital ratio of less than 6% or a leverage ratio of less than 3%.  An institution is “critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets.  An institution may be reclassified in a lower capitalization category if it receives a less than satisfactory examination rating by its examiners with respect to its assets, management, earnings or liquidity that has not been corrected, or it is determined that the institution is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

As of December 31, 2001, each of the Banks met the requirements to be classified as “well-capitalized.”

Dividends.  The FRB’s policy is that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition, and that it is inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under certain circumstances, the FRB may prohibit a bank holding company from paying any dividends if a bank subsidiary of the holding company is classified under the prompt corrective action regulations as “undercapitalized.”

The Company’s primary source for cash dividends is the dividends it receives from its subsidiary banks.  Each of the Banks is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums.  A national bank must obtain the approval of the OCC prior to paying a dividend if the total of all dividends declared by the national bank in any calendar year will exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.

FDIC Insurance Assessments.  Each of the Banks is insured by the FDIC; accordingly all of the deposits of the Company are subject to FDIC deposit insurance assessments. The FDIC has authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the Bank Insurance Fund and the Savings Association Insurance Fund and to impose special additional assessments. The FDIC applies a risk–based assessment system that places each financial institution into one of nine risk categories, based on capital levels and supervisory criteria and an evaluation of the bank’s risk to the Bank Insurance Fund or Savings Association Insurance Fund, as applicable. The current FDIC premium schedule for the Savings Association Insurance Fund and the Bank Insurance Fund ranges from 0% to 0.27%.

Liability of Commonly Controlled Institutions.  FDIC–insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC–insured depository institution controlled by the same bank holding company, and for any assistance provided by the FDIC to an FDIC–insured depository institution that is in danger of default and that is controlled by the same bank holding company. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.   Thus, any of the Banks could incur liability to the FDIC for any loss incurred or reasonably expected to be incurred by the FDIC for any other Bank which is in default or in danger of default.

Transactions with Affiliates.  The Company and its Banks are affiliates within the meaning of the Federal Reserve Act.  The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent bank holding company and the holding company’s other subsidiaries.  Furthermore, loans and extensions of credit to affiliates also are subject to various collateral requirements.

Community Reinvestment Act.  Under the Community Reinvestment Act, every FDIC- insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA requires the appropriate federal regulator, in connection with the examination of an insured institution, to assess the institution’s record of meeting the credit needs of its community and to consider this record in its evaluation of certain applications, such as a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application and will prevent a bank holding company of the institution from making an election to become a financial holding company (see “–Recent Legislation”).

As of its last examination, each of the Banks received a Community Reinvestment Act rating of “satisfactory” or better.

Interstate Banking and Branching.  The FRB may approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the bank holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the law of the target bank’s home state.  The FRB also may not approve an application if the bank holding company (and its bank affiliates) controls or would control more than ten percent of the insured deposits in the United States or 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. Individual states may waive the 30% statewide concentration limit.  Each state may limit the percentage of total insured deposits in the state that may be held or controlled by a bank or bank holding company to the extent the limitation does not discriminate against out–of–state banks or bank holding companies.

The federal banking agencies are authorized to approve interstate merger transactions without regard to whether these transactions are prohibited by the law of any state, unless the home state of one of the banks opted out of interstate mergers prior to June 1, 1997. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits these acquisitions. Interstate mergers and branch acquisitions are subject to the nationwide and statewide insured deposit concentration limits described above.

Gramm-Leach-Bliley Act.  Effective November 12, 1999, the federal Gramm–Leach–Bliley Act (“GLB Act”) became law.  The GLB Act is intended to, among other things, facilitate affiliations among banks, securities firms, insurance firms and other financial companies. To further this goal, the GLB Act amended portions of the BHCA to authorize bank holding companies, such as the Company, through non–bank subsidiaries to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. In order to undertake these activities, a bank holding company must become a “financial holding company” by submitting to the FRB a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed. The GLB Act also provides that a bank holding company’s election to become a financial holding company will not be effective if the FRB finds that, as of the date the company submits its election to the FRB, not all of the insured depository institutions controlled by the company have achieved at least a “satisfactory” rating at the date of their most recent Community Reinvestment Act examination. The activities of bank holding companies that are not financial holding companies continue to be limited as described above under “Bank Holding Company Regulation”.

While aware of the flexibility offered by financial holding company status, the Company, for the time being, decided not to make an election to convert to a financial holding company and does not anticipate doing so in the near term.  There are no current plans for the Company to elect financial holding company status; however, the Company will continue to follow the reception given to financial holding companies in the marketplace.

Federal banking regulators, as required under the GLB Act, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to non-affiliated third parties.  The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of the GLB Act will affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.  The privacy provisions have no materially adverse effect on the business, financial condition or results of operations of the Company.

Future Legislation and Changes in Regulations.  Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies.   New legislation and/or changes in regulations could affect the Company in substantial and unpredictable ways, and increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks and other financial institutions.   The likelihood and timing of any proposed legislation or changes in regulations and the impact they might have on the Company cannot be determined at this time.

Item 2.  Properties

The Company conducts its business at 38 retail banking center locations in its primary market areas.  All of the branches have ATMs and the Company has 17 ATMs at other locations.

The following table sets forth information relating to each of the Company’s offices as of December 31, 2001.  The total net book value of the Company’s premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2001 was $49.3 million.

Principal Business Office:

801 W. Madison Street, Chicago, Illinois (2)

Banking Center Locations:

Chicago

1200 North Ashland Avenue, Chicago, Illinois

2 South LaSalle Street, Chicago, Illinois (1)

303 East Wacker Drive, Chicago, Illinois (1)

One East Wacker Drive, Chicago, Illinois (1)

One South Wacker Drive, Chicago, Illinois (1)

Chicago (North)

2965 North Milwaukee, Chicago, Illinois

6443 North Sheridan Road, Chicago, Illinois (1)

6101 North Lincoln Avenue, Chicago, Illinois (2)

3232 West Peterson Avenue, Chicago, Illinois

Chicago (West)

6422 West Archer Avenue, Chicago, Illinois

8300 West Belmont, Chicago, Illinois

1420 West Madison Street, Chicago, Illinois (1)

Chicago (South)

5100 South Damen Avenue, Chicago, Illinois

1618 West 18th Street, Chicago, Illinois

3030 East 92nd Street, Chicago, Illinois

Suburban Illinois

5750 West 87th Street, Burbank, Illinois

7000 County Line Road, Burr Ridge, Illinois

990 North York Road, Elmhurst, Illinois

401 North LaGrange Road, LaGrange Park, Illinois

7000 N. McCormick Road, Lincolnwood, Illinois

6201 West Dempster Street, Morton Grove, Illinois

9147 Waukekgan Road, Morton Grove, Illinois

15 East Prospect Avenue, Mount Prospect, Illinois (1)

7557 West Oakton Street, Niles, Illinois (1)

7222 West Cermak Road, North Riverside, Illinois (1)

7501 West Cermak Road, North Riverside, Illinois (1)

2215 York Road, Suite 306, Oakbrook, Illinois (1)

200 West Higgins Road, Schaumburg, Illinois

475 East 162nd Street, South Holland, Illinois

16255 South Harlem Avenue, Tinley Park, Illinois

Oklahoma.

4921 North May Ave, Oklahoma City, Oklahoma

125 East First, Edmond, Oklahoma

1201 West Memorial Road, Oklahoma City, Oklahoma

127300 South Penn Avenue, Oklahoma City, Oklahoma

312 West Commerce, Oklahoma City, Oklahoma

Texas

9330 LBJ Freeway, Dallas, Texas (1)

119 West Ovilla Road, Glenn Heights, Texas

ATM Only

1611 South Morrissey Drive, Bloomington, Illinois

2002 West Springfield, Champaign, Illinois

1 South Halsted Street, Chicago, Illinois

223 West Jackson Boulevard, Chicago, Illinois

520 South Michigan Avenue, Chicago, Illinois

843 West Randolph Street, Chicago, Illinois

177 North State Street, Chicago, Illinois

6033 North Sheridan Road, Chicago, Illinois

11203 South Corliss Avenue, Chicago, Illinois

8012 South Crandon Avenue, Chicago, Illinois

13148 Rivercrest Drive, Crestwood, Illinois

388 Eastgate Drive, Danville, Illinois

230 South Lincolnway, North Aurora, Illinois

17 W 648 22nd Street, Oakbrook Terrace, Illinois

5460 North River Road, Rosemont, Illinois

6250 North River Road, Rosemont, Illinois

901 East Sibley Boulevard, South Holland, Illinois

(1)                                  Leased facilities

(2)                                  Land is leased; building is owned

The Company owns twenty-two of its banking center facilities.  The other facilities are leased for various terms.  The Company believes that all of its properties and equipment are well maintained, in good operating condition and adequate for all present and anticipated needs of the Company.

Item 3.  Legal Proceedings

The Company is involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of its businesses.  While the ultimate outcome of pending proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in such proceedings, that the resolution of these proceedings should not have a material effect on the Company’s consolidated financial position or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders

At special meetings of stockholders of MB Financial and MidCity Financial held on November 6, 2001, the stockholders of each company voted to adopt the Amended and Restated Agreement and Plan of Merger among the Company, MB Financial and MidCity Financial.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the NASDAQ National Market under the symbol “MBFI”.  The approximate number of holders of record of the Company’s common stock as of December 31, 2001 was 1,600.  Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is estimated in the foregoing number.  The following table presents quarterly market information for the Company’s common stock for 2001 and 2000.

	Market Price Range (1)
	High	Low	Dividends
2001
Quarter ended December 31, 2001	$29.40	$24.80	$—
Quarter ended September 30, 2001	28.40	21.71	—
Quarter ended June 30, 2001	26.00	15.90	—
Quarter ended March 31, 2001	17.25	13.00	—

2000
Quarter ended December 31, 2000	$13.75	$10.50	$—
Quarter ended September 30, 2000	14.13	11.75	—
Quarter ended June 30, 2000	12.63	8.97	—
Quarter ended March 31, 2000	12.75	9.50	—

(1)           On or prior to November 6, 2001, the date on which MB Financial and MidCity Financial were merged with the Company represents the market price range, high and low, for the common stock of MB Financial.

Prior to the merger of MB Financial and MidCity Financial, MB Financial had not paid cash dividends. MidCity Financial had historically paid a quarterly cash dividend in the month following the end of each calendar quarter. Now that the merger has occurred, the Company is expected to maintain an annual dividend payout ratio, meaning the percentage of net income (excluding extraordinary or non-recurring gains) paid out as cash dividends, of at least 25%.   The bylaws of the Company provide that a decision to maintain a dividend payout ratio of less than 25% must be approved by two-thirds of the entire board of directors.

In addition to the dividend payout provision of the Company’s bylaws, the timing and amount of cash dividends paid depends on the Company’s earnings, capital requirements, financial condition and other relevant factors.  The primary source for dividends paid to stockholders is dividends paid to the Company from the Banks.  The Company has an internal policy which provides that dividends paid to the Company by a Bank cannot exceed an amount that would cause the Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios to fall below 11%, 8% and 7%, respectively. The minimum ratios required for the Bank to be considered  “well capitalized” for regulatory purposes are 10%, 6% and 5%, respectively.  At December 31, 2001, the Banks could pay a combined $69.4 million in dividends and comply with the Company’s internal policy regarding minimum regulatory capital ratios.  In addition to adhering to the Company’s internal policy, there are regulatory restrictions on the ability of national banks to pay dividends.   See “Item 1 Business—Supervision and Regulation - Dividends.”

Item 6.  Selected Financial Data

The following table sets forth certain consolidated financial and other data of the Company at the dates and for the periods indicated.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included herein in response to Item 7 and the consolidated financial statements and notes thereto included herein in response to Item 8. This information has been restated to reflect the merger of each of MB Financial and MidCity Financial with and into the Company, which is being accounted for as a pooling of interests.

	Year Ended December 31,
	2001 (2)	2000	1999	1998	1997
Statement of Income Data:
Interest income	$227,256	$227,988	$196,951	$164,784	$153,589
Interest expense	111,882	121,227	94,130	79,314	73,755

Net interest income	115,374	106,761	102,821	85,470	79,834
Provision for loan losses	6,901	8,163	2,665	1,520	1,616

Net interest income after provision for loan losses	108,473	98,598	100,156	83,950	78,218
Other income(1)	26,196	20,448	19,649	19,893	12,809
Other expense(2)	109,089	83,899	78,156	70,275	62,000

Income before income taxes and minority interest	25,580	35,147	41,649	33,568	29,027
Applicable income taxes	13,217	8,186	13,275	10,842	9,324

Net income	12,363	26,961	28,374	22,726	19,703
Preferred stock dividend	—	—	—	1,085	276

Net income available to common stockholders	$12,363	$26,961	$28,374	$21,641	$19,427

Common Share Data (3)(4):
Basic earnings per common share	$0.70	$1.53	$1.65	$1.44	$1.29
Diluted earnings per common share	0.69	1.53	1.65	1.44	1.29
Book value per common share	16.79	15.75	14.42	14.14	13.06
Weighted average common shares outstanding	17,561,808	17,607,365	17,195,053	15,000,280	15,068,656
Diluted weighted average common shares outstanding	17,847,485	17,614,984	17,206,515	15,038,022	15,068,656
Dividend payout ratio(5)	63.34%	31.19%	18.42%	18.06%	18.86%
Cash dividends per common share(5)	$0.45	$0.48	$0.30	$0.26	$0.24

(1)                                  For the year ended December 31, 1998, other income includes a $4.1 million gain on the sale of Coal City National Bank.

(2)                                  For the year ended December 31, 2001, other expense includes expenses totaling $22.7 million ($19.2 million net of the related tax benefit) incurred in connection with the MB-MidCity merger.  Excluding such merger related charges, basic earnings per common share and diluted earnings per common share would have been $1.80 and $1.77, respectively.

(3)                                  The information subsequent to December 31, 1998 reflects the merger of Coal City Corporation and Avondale Financial Corporation (renamed MB Financial, Inc. upon completion of the merger in February 1999).

(4)                                  For all years presented, the Company’s common share data includes MidCity Financial common stock converted to Company stock at an exchange ratio of 230.32955 to 1 and MB Financial common stock converted to Company common stock at an exchange ratio of 1 to 1.

(5)                                  Dividends were paid to MidCity Financial common stockholders prior to and during the year ended December 31, 2001.  All dividends were paid prior to the MB-MidCity merger and as such the per common share data represents MidCity Financial common shares only converted at an exchange ratio of 230.32955 to 1.  There were no dividends paid to former MB Financial, Inc. stockholders.

	At or for the Year Ended December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Cash and due from banks	$106,572	$92,652	$84,438	$76,314	$88,326
Federal funds sold	19,500	29,775	7,700	40,625	53,850
Investment securities	843,286	957,149	995,962	976,634	904,049
Loans, gross	2,304,091	2,017,350	1,863,005	1,328,507	1,214,506
Allowance for loan losses	27,500	26,836	21,607	15,908	17,263
Total assets	3,465,853	3,287,351	3,107,307	2,515,269	2,363,073
Deposits	2,821,726	2,639,395	2,480,991	2,093,057	2,064,151
Short-term and long-term borrowings	302,262	338,397	339,421	183,413	62,006
Stockholders’ equity	293,588	277,306	254,639	212,101	206,855

Performance Ratios:
Return on average assets(1)	0.36%	0.85%	0.97%	0.89%	0.88%
Return on average equity(1)	4.27%	10.24%	11.76%	10.00%	9.86%
Net interest margin on a fully tax equivalent basis	3.73%	3.75%	3.87%	3.89%	3.91%
Loans to deposits	81.66%	76.43%	75.09%	63.47%	58.84%

Asset Quality Ratios:
Non-performing loans to total loans	0.78%	0.81%	0.91%	0.52%	0.91%
Non-performing assets to total assets	0.55%	0.52%	0.58%	0.31%	0.64%
Allowance for loan losses to total loans	1.19%	1.33%	1.16%	1.20%	1.42%
Allowance for loan losses to non-performing loans	152.79%	163.88%	127.09%	229.55%	156.74%
Net loan charge-offs to average loans	0.42%	0.15%	0.42%	0.20%	0.05%

Capital Ratios(2)
Tier 1 capital (to risk-weighted assets)	10.73%	11.60%	11.70%	12.89%	12.93%
Total capital (to risk-weighted assets)	12.43%	12.74%	12.76%	13.90%	14.13%
Tier 1 capital (to average assets)	7.96%	8.46%	8.47%	8.28%	8.24%
Average equity to average assets	8.45%	8.26%	8.23%	8.91%	8.89%

Other:
Banking facilities	38	39	38	30	30
Full-time equivalent employees	754	785	792	700	818

(1)          For the year ended December 31, 2001, includes the impact of merger expenses totaling $22.7 million ($19.2 million net of the related tax benefit) incurred due to the MB-MidCity merger.  Excluding merger-related charges, the ratios would have been 0.92% and 10.90%, respectively.

(2)          Ratios presented are for the Company on a consolidated basis.  See “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.”

The following table sets forth selected quarterly financial data restated to reflect the merger of MB Financial and MidCity Financial with and into the Company, which is being accounted for as a pooling of interests (in thousands, except common share data):

Three Months Ended 2001

Three Months Ended 2000

	December(1)	September	June	March	December	September	June	March
Statement of Income Data:
Interest Income	$53,631	$57,310	$58,027	$58,288	$59,992	$58,605	$55,561	$53,830
Interest expense	22,019	27,149	30,626	32,088	33,234	32,009	28,856	27,128

Net interest income	31,612	30,161	27,401	26,200	26,758	26,596	26,705	26,702
Provision for loan losses	3,011	1,870	1,260	760	1,963	2,073	2,109	2,018

Net interest income after provision for loan losses	28,601	28,291	26,141	25,440	24,795	24,523	24,596	24,684
Other income	6,796	5,946	7,061	6,393	4,949	5,097	5,149	5,253
Other expense	44,333	22,267	21,668	20,821	20,177	21,503	20,986	21,233

Income (loss) before income taxes	(8,936)	11,970	11,534	11,012	9,567	8,117	8,759	8,704
Income taxes	1,274	4,259	3,996	3,688	2,372	1,684	2,017	2,113
Net income (loss)	$(10,210)	$7,711	$7,538	$7,324	$7,195	$6,433	$6,742	$6,591

Common Share Data(2):
Basic earnings (loss) per common share(3)	$(0.59)	$0.44	$0.43	$0.42	$0.41	$0.37	$0.38	$0.37
Diluted earnings (loss) per common share(3)	$(0.59)	$0.43	$0.42	$0.42	$0.41	$0.36	$0.38	$0.37
Weighted average common shares outstanding	17,439,211	17,595,327	17,606,797	17,607,365	17,607,365	17,607,365	17,607,365	17,607,365
Diluted weighted average common shares outstanding	17,439,211	17,971,952	17,883,659	17,607,365	17,607,365	17,649,212	17,617,162	17,607,365

(1)          Other expense includes expenses totaling $22.7 million ($19.2 million net of the related tax benefit) incurred due to the MB-MidCity merger.

(2)          For all quarters presented, common share data includes MidCity Financial common stock converted to Company common stock at an exchange ratio of 230.32955 to 1 and MB Financial common stock converted to Company common stock at an exchange ratio of 1 to 1

(3)          For the three months ended December 31, 2001, basic earnings per common share and diluted earnings per common share were $0.52 and $0.50, respectively, excluding the impact of merger expenses totaling $19.2 million net of the related tax benefit incurred due to the MB-MidCity merger.

Fourth Quarter Results

The Company incurred a net loss of $10.2 million in the fourth quarter of 2001 compared to net income of $7.2 million in 2000.  Excluding merger expenses, net income would have been $9.0 million in the fourth quarter of 2001, an increase of 24.6% compared to $7.2 million for the fourth quarter of 2000.  Net interest income was $31.6 million for the three months ended December 31, 2001 compared to $26.8 million for the three months ended December 31, 2000, an increase of 17.9%.  Net interest income increased due to growth in the Company’s average interest earning assets, as well as interest-bearing liabilities repricing at a faster pace than interest earning assets in the current interest rate environment.

In the fourth quarter of 2001, $3.0 million was added to the allowance for loan losses due to increased net charge-offs during the quarter resulting from the charge-off of $2.8 million in loans to two commercial customers.

Other income increased $1.8 million (35.5%) to $6.7 million for the quarter ended December 31, 2001 from $4.9 million for the same period in 2000.  The majority of the increase came from growth in loan service fees, deposit service fees, trust and brokerage fees and net lease financing of $514 thousand, $446 thousand, $268 thousand and $246 thousand, respectively.

Other expense increased $24.1 million to $44.2 million from $20.2 million from the fourth quarter of 2000.  The increase was primarily due to expenses of $22.7 million related to the MB-MidCity merger consummated in the 2001 fourth quarter.  Other increases were due to a $1.7 million increase in salaries and other employee benefits due to continued investments in people, the acquisition of First Savings and Loan of South Holland in the second quarter of 2001, as well as a $706 thousand increase in other operating expenses.  The above increases were partially offset by a $864 thousand decline in advertising and marketing expense.

Income tax expense for the quarter ended December 31, 2001 was $1.3 million compared to $2.4 million for the quarter ended December 31, 2000.  The 2001 fourth quarter expense includes an income tax benefit not being recorded for $5.6 million in merger expenses which related to professional and investment banking fees and a valuation reserve being established in conjunction with the MB-MidCity merger for the Company’s state net operating loss carryforwards which may no longer be utilized.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s financial position and results of operations and should be read in conjunction with the information set forth under “General” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and the consolidated financial statements and notes thereto appearing under item 8 of this report.  As described in note 2 to the consolidated financial statements, the merger of MB Financial and MidCity Financial with and into the Company, which was completed on November 6, 2001 has been accounted for using the pooling of interests method of accounting and the historical financial statements of the Company reflect the merged companies combined.

General

Net income for the year ended December 31, 2001 was $12.4 million, compared to $27.0 million in 2000.  Basic earnings per share declined by $0.83 to $0.70 for the year ended December 31, 2001 from $1.53 in 2000.  Fully diluted earnings per share declined by $0.84 to $0.69 in 2001 compared to $1.53 in 2000. Excluding expenses related the MB-MidCity merger, net income for the year ended December 31, 2001 increased by $4.6 million (17.0%) to $31.5 million from 2000.

The profitability of the Company’s operations depends primarily on its net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities.  The Company’s net income is affected by its provision for loan losses as well as other income and other expenses.  The provision for loan losses reflects the amount thought to be adequate to cover probable credit losses in the loan portfolio.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, trust and brokerage fees, net gains (losses) on the sale of securities available for sale, increase in cash surrender value of life insurance and other operating income.  Other expenses include salaries and employee benefits along with occupancy and equipment expense, advertising and marketing expense, intangibles amortization expense and other operating expenses including merger expenses.

The amount of net interest income is affected by changes in the volume and mix of interest earning assets, the level of interest rates earned on those assets, the volume and mix of interest bearing liabilities, and the level of interest rates paid on those interest bearing liabilities.  The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectibility of the loan portfolio, as well as economic and market conditions.  Other income and other expenses are impacted by growth of operations and growth in the number of accounts through both acquisitions and core banking business growth.  Growth in operations affects other expenses as a result of additional employees, branch facilities and promotional marketing expense.  Growth in the number of accounts affects other income including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.

Net Interest Income

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Year Ended December 31,
	2001			2000			1999
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets:
Loans(1)(2)	$2,198,700	$170,655	7.76%	$1,909,365	$164,684	8.63%	$1,644,650	$133,274	8.10%
Loans exempt from taxes	10,305	826	8.02	10,469	840	8.02	10,063	898	8.92
Taxable investment securities	817,255	50,118	6.13	874,403	56,529	6.46	939,272	57,128	6.08
Investment securities exempt from federal income taxes(3)	91,794	6,306	6.87	97,561	6,774	6.94	96,605	6,694	6.93
Federal funds sold	39,025	1,515	3.88	25,169	1,591	6.32	30,342	1,490	4.91
Other interest bearing deposits	7,194	332	4.61	3,618	235	6.50	2,911	124	4.26
Total interest earning assets	3,164,273	229,752	7.26	2,920,585	230,653	7.90	2,723,843	199,608	7.33
Non-interest earning assets	258,187			266,455			205,511
Total assets	$3,422,460			$3,187,040			$2,929,354

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$582,927	13,360	2.29	$541,634	19,151	3.54	$539,742	16,555	3.07
Savings deposit	334,322	7,038	2.11	355,076	8,489	2.39	386,752	10,227	2.64
Time deposits	1,438,512	75,193	5.23	1,210,247	70,431	5.82	1,062,773	53,841	5.07
Short-term borrowings	286,914	13,148	4.58	307,968	19,444	6.31	141,601	7,160	5.06
Long-term borrowings	61,106	3,143	5.14	49,764	3,712	7.46	111,847	6,347	5.67
Total interest bearing liabilities	2,703,781	111,882	4.14	2,464,689	121,227	4.92	2,242,715	94,130	4.20
Demand deposits – non-interest bearing	402,349			421,924			411,352
Other non-interest bearing liabilities	27,039			37,116			34,080
Stockholders’ equity	289,291			263,311			241,207
Total liabilities and stockholders equity	$3,422,460			$3,187,040			$2,929,354
Net interest income/interest rate Spread(4)		$117,870	3.12		$109,426	2.98		$105,478	3.13
Net interest margin on a fully tax equivalent basis (5)			3.73%			3.75%			3.87%
Net interest margin (5)			3.65%			3.66%			3.77%

(1)           Non-accrual loans are included in average loans.

(2)                                  Interest income includes loan origination fees of $2.7 million, $2.4 million and $2.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(3)           Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

(4)                                  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)           Net interest margin represents net interest income as a percentage of average interest earning assets.

For the year ended December 31, 2001, net interest income on a fully taxable equivalent basis increased $8.5 million to $117.9 million from $109.4 million for the year ended December 31, 2000.  The increase in net interest income resulted from a decrease in interest expense of $9.3 million, or 7.7%, which exceeded the $901 thousand (0.4%) decline in interest income on a fully taxable equivalent basis.  Interest income decreased due to a 64 basis point decline in fully taxable equivalent yield on average earning assets in the current declining rate environment to 7.26%.  The decrease in yield was partially offset by a $243.7 million, or 8.3% increase in average earning assets, comprised of a $289.2 million, or 15.1% increase in average loans offset by a $57.1 million, or 6.5% decline in average taxable investment securities.  Interest expense declined due to a 78 basis point decline in the cost of funds to 4.14%, which was partially offset by a $239.1 million, or 9.7% increase in average interest bearing liabilities.  The net interest margin expressed on a fully taxable equivalent basis declined by two basis points to 3.73% for the year ended December 31, 2001 from 3.75% in the comparable 2000 period.

For the year ended December 31, 2000, net interest income on a fully taxable equivalent basis increased $3.9 million to $109.4 million from $105.5 million for the year ended December 31, 1999.  The increase in net interest income resulted from an increase in interest income on a fully taxable equivalent basis of $31.0 million, or 15.6%, partially offset by an increase in interest expense of $27.1 million, or 28.8%.  Interest income increased due to a $196.7 million or 7.2% increase in average earning assets and a 57 basis point increase in their fully taxable equivalent yield to 7.90%.  Interest expense increased due to a $222.0 million or 9.9% increase in average interest bearing liabilities and a 72 basis point increase in their cost to 4.92%.  The net interest margin expressed on a fully taxable equivalent basis declined by 12 basis points to 3.75%.

Volume, Mix and Rate Analysis of Net Interest Income

The following table presents the extent to which changes in volume, changes in mix and changes in interest rates of interest earning assets and interest bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated.  Information is provided on changes in each category due to (i) changes attributable to changes in volume (current period volume, less current mix percentage multiplied by prior period total volume, multiplied by prior period rate), (ii) changes attributable to changes in mix (current mix percentage multiplied by total prior period volume, less prior period volume multiplied by prior period rate) and (iii) changes attributable to changes in rate (changes in rate multiplied by current period volume) (in thousands).

	Year Ended December 31,
	2001 Compared to 2000				2000 Compared to 1999
	Change Due to Volume	Change Due to Mix	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Mix	Change Due to Rate	Total Change
Interest Earning Assets:
Loans	$14,482	$11,304	$(19,815)	$5,971	$10,207	$10,162	$11,041	$31,410
Loans exempt from federal income taxes (1)	64	(77)	(1)	(14)	63	(27)	(94)	(58)
Taxable investment securities	4,068	(7,763)	(2,716)	(6,411)	3,583	(7,528)	3,346	(599)
Investment securities exempt from federal income taxes (1)	491	(891)	(68)	(468)	455	(389)	14	80
Federal funds sold	190	686	(952)	(76)	83	(337)	355	101
Other interest bearing deposits	36	196	(135)	97	10	20	81	111
Total increase (decrease) in interest income	19,331	3,455	(23,687)	(901)	14,401	1,901	14,743	31,045

Interest Bearing Liabilities:
NOW and money market deposit accounts	2,937	11,122	(19,850)	(5,791)	1,459	(1,807)	2,944	2,596
Savings deposits	707	(1,203)	(955)	(1,451)	846	(1,684)	(900)	(1,738)
Time deposits	7,364	5,483	(8,085)	4,762	5,480	1,536	9,574	16,590
Short-term borrowings	1,602	(2,931)	(4,967)	(6,296)	1,402	7,010	3,872	12,284
Long-term borrowings	403	443	(1,415)	(569)	254	(3,777)	888	(2,635)
Total increase (decrease) in interest expense	13,013	12,914	(35,272)	(9,345)	9,441	1,278	16,378	27,097
Increase (decrease) in net interest income	$6,318	$(9,459)	$11,585	$8,444	$4,960	$623	$(1,635)	$3,948

(1)              Non-taxable investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Other Income

Other income increased $5.8 million (28.1%) to $26.2 million in the year ended December 31, 2001 from $20.4 million for the year ended December 31, 2000. Loan service fees increased by $2.4 million due to greater volumes and higher income realized on interest only securities.  Net gains on available for sale securities increased by $1.7 million in 2001 as none were realized during 2000. Deposit service fees grew $1.2 million to $9.0 million due to increased volumes of monthly service charges and overdraft and NSF fees.  Trust and brokerage fees grew by $754 thousand (26.8%) due to increased commissions on investment products.  Increase in cash surrender value of life insurance increased by $484 thousand while other operating income declined by $1.1 million primarily due to lower gains on sale of other real estate owned.

For the year ended December 31, 2000, other income increased $799 thousand to $20.4 million from $19.6 million for the year ended December 31, 1999.  The increase was attributable to a $1.7 million increase in cash surrender value of life insurance and a $1.2 million increase in net lease financing income, of which approximately $530 thousand was the result of gains on residual dispositions at the end of lease terms and $336 thousand due to a write down in the residual value of lease equipment in the fourth quarter of 1999.  Other operating income grew by $457 thousand due to gains on the sale of other real estate and an increase in automated teller machine fees while trust and brokerage fees grew by $262 due to increased commissions on the sale of investment products.  Offsetting these gains was a $2.0 million decline in loan service fees due primarily to a $975 thousand write down in the value of interest only receivables as a result of an increase in the Company’s charge-off assumptions for the 97-2 and 98-1 securitization trusts and a $962 thousand decrease in servicing fees due to anticipated principal paydowns of home equity loans and reductions in related fees.  Deposit service fees decreased by $817 thousand due to a decline in net NSF fees collected.

Other Expenses

For the year ended December 31, 2001, other expenses increased by $25.2 million to $109.1 million from $83.9 million in 2000.  Merger expenses incurred in fourth quarter 2001 of $22.7 million account for most of this increase.  Salaries and employee benefits grew by $4.5 million to $45.6 million, from $41.1 million in 2000 due to the Company’s continued investment in people and employees added through the FSL acquisition.  Offsetting these increases were declines in other operating expense, occupancy and equipment expense and advertising and marketing expense of $1.3 million, $449 thousand and $396 thousand, respectively.

For the year ended December 31, 2000, other expenses increased $5.7 million to $83.9 million from $78.2 million for the year ended December 31, 1999.  The increase was primarily due to operating costs associated with the three additional branches and personnel acquired through the acquisition of Damen Financial Corporation and its subsidiary Damen National Bank.  Salaries and employee benefits increased $2.1 million, other operating expenses increased $1.5 million and occupancy and equipment expenses increased $1.3 million for the year ended December 31, 2000 compared to the year ended December 31, 1999.  Advertising and marketing increased by $1.1 million, reflecting increased advertising and marketing efforts, while intangible amortization expense declined by $231 thousand, reflecting the Company’s accelerated intangible amortization method, which amortizes a greater amount of purchase premium related to the core deposit intangible in early years than in later years.

Income Taxes

 Income tax expense for the year ended December 31, 2001 was $13.2 million compared to $8.2 million for 2000. The effective tax rate increased to 51.7% for the year ended December 31, 2001, from 23.3% in 2000 due to the non-deductibility of certain merger costs and uncertainty relative to the realization of state net operating loss carryforwards.

For the year ended December 31, 2000, the Company recorded income tax expense of $8.2 million compared to $13.3 million for the same period for 1999.  Income before taxes for the year ended December 31, 2000 decreased $6.5 million compared to the same period for 1999.  The effective tax rate decreased to 23.3% for the year ended December 31, 2000 from 31.9% for the year ended December 31, 1999, primarily due to the tax treatment of the increase in cash surrender value of life insurance.

Investment Securities

The primary purpose of the investment portfolio is to provide a source of earnings for liquidity management purposes, and to control interest rate risk.  In managing the portfolio, the Company seeks to obtain the objectives of safety of principal, liquidity, diversification and maximized return on funds.  See Liquidity and Capital Resources under Item 7 hereof and “Asset Liability Management” under Item 7A hereof.

The following table sets forth the amortized cost and fair value of the Company’s securities by accounting classification category and by type of security as indicated (in thousands):

	At December 31, 2001		At December 31, 2000		At December 31, 1999
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities Available for Sale:
U.S. Treasury securities	$26,004	$26,301	$10,039	$10,063	$8,859	$8,762
U.S. Government agencies	345,334	354,754	104,711	104,076	107,088	104,665
States and political subdivisions	80,866	82,229	4,505	4,650	5,164	5,366
Mortgage-backed securities	292,573	296,216	100,646	99,751	131,365	129,834
Corporate bonds	53,912	52,423	44,113	40,278	43,092	40,564
Equity securities	17,996	19,083	17,551	19,213	15,441	16,630
Debt securities issued by foreign governments	878	881	898	898	962	958

Investment in equity lines of credit trusts	11,399	11,399	11,206	11,206	7,786	7,786
Total securities available for sale	$828,962	$843,286	$293,669	$290,135	$319,757	$314,565

Securities Held to Maturity:
U.S. Treasury securities	$—	$—	$13,993	$14,023	$67,085	$67,036
U.S. Government agencies	—	—	269,091	271,306	157,624	153,916
States and political subdivisions	—	—	91,626	91,980	95,647	94,560
Mortgage-backed securities	—	—	254,848	253,832	317,988	309,294
Debt securities issued by foreign governments	—	—	10	10	20	20
Corporate securities	—	—	30,743	30,828	36,331	36,229
Total securities held to maturity	$—	$—	$660,311	$661,979	$674,695	$661,055

At December 31, 1999 the Company transferred held to maturity securities with an amortized cost of $9.7 million to available for sale securities and recorded as a component of equity, unrealized gain of $24 thousand net of $13 thousand of deferred taxes.

U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to three years.  States and political subdivisions investment securities consist of investment grade and local non-rated issues with maturities of less than five years.  The average term of mortgage-backed securities generally ranges between five and ten years; however, certain mortgage-backed securities include maturities greater than ten years.  Corporate bonds include maturities ranging from five years through ten years and after ten years.

Investment securities held to maturity declined by $660.3 million as of December 31, 2001, as the Company’s held to maturity portfolio was reclassified as available for sale during the year upon the implementation of SFAS No. 133.  The fair value of such investment securities was $662.0 million as of the transfer date.

There were no securities of any single issuer, other than U.S. Government agencies and mortgage backed securities, which had a book value in excess of 10.0% of the Company’s stockholders’ equity at December 31, 2001.

                The following table sets forth certain information regarding contractual maturities and the weighted average yields of the Company’s securities portfolio at December 31, 2001 (dollars in thousands):

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
Securities Available for Sale:
U.S. Treasury securities	$8,586	5.55%	$17,715	4.59%	$—	—	$—	—
U.S. Government agencies	83,872	6.56%	270,882	5.68%	—	—	—	—
States and political subdivision (1)	22,436	7.02%	52,047	6.65%	2,414	6.54%	5,332	10.15%
Mortgage-backed securities (2)	18,916	6.23%	34,349	6.10%	14,787	5.87%	228,164	5.93%
Corporate bonds	4,123	6.24%	15,404	7.92%	—	—	32,896	7.52%
Equity securities	19,083	5.64%	—	—	—	—	—	—
Debt securities issued by foreign governments	191	7.02%	690	7.08%	—	—	—	—

Investments in equity lines of credit trusts	—	—	11,399	4.90%	—	—	—	—
Total	$157,207		$402,486		$17,201		$266,392

(1)          Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.

(2)          These securities are presented based upon contractual maturities.

Loan Portfolio

The following table sets forth the composition of the loan portfolio (dollars in thousands):

	At December 31,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$490,625	21.26%	$515,917	25.54%	$425,116	22.79%	$379,365	28.50%	$329,607	27.11%
Commercial loans collateralized by assignment of lease payments	295,200	12.79%	245,212	12.14%	186,895	10.02%	89,301	6.71%	85,658	7.04%
Commercial real estate	863,328	37.42%	663,175	32.84%	588,219	31.53%	502,520	37.76%	380,667	31.30%
Residential real estate	487,355	21.11%	453,012	22.43%	496,376	26.61%	261,728	19.66%	299,644	24.64%
Construction real estate	132,410	5.74%	82,094	4.06%	84,846	4.55%	36,872	2.77%	49,196	4.05%
Installment and other	38,806	1.68%	60,377	2.99%	83,900	4.50%	61,178	4.60%	71,260	5.86%
Gross loans	2,307,724	100.00%	2,019,787	100.00%	1,865,352	100.00%	1,330,964	100.00%	1,216,032	100.00%
Unearned income	(3,633)		(2,437)		(2,347)		(2,457)		(1,526)
Allowance for loan losses	(27,500)		(26,836)		(21,607)		(15,908)		(17,263)
Net loans	$2,276,591		$1,990,514		$1,841,398		$1,312,599		$1,197,243

Net loans increased $286.1 million (14.4%) to $2.3 billion at December 31, 2001 from $2.0 billion at December 31, 2000. The increase was due primarily to growth in the Company’s commercial real estate portfolio and lease-banking business. Additional growth was provided by the approximately $141.0 million in loans acquired through the FSL acquisition of which $46.2 million were subsequently sold. Increases in the Company’s loan portfolio for the years 1997 through 2000 was primarily due to internal loan growth as well as the Avondale merger and Damen Financial Corporation acquisition in 1999.

                Loan Maturities

The following table sets forth the maturity or repricing information for commercial and construction real estate loans outstanding at December 31, 2001 (in thousands):

	Due in One Year Or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total
Commercial loans, commercial loans collateralized by assignment of lease payments and construction real estate loans	$232,622	$472,055	$206,748	$5,155	$1,655	$—	$918,235

Asset Quality

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

At December 31,

2001

2000

1999

1998

1997

Non-accruing loans	$17,835	$11,894	$16,543	$5,874	$10,973
Loans 90 days or more past due, still accruing interest	164	4,481	458	1,056	41
Total non-performing loans	17,999	16,375	17,001	6,930	11,014
Other real estate owned	1,164	505	1,109	814	4,142
Other repossessed assets	38	101	—	—	—
Total non-performing assets	$19,201	$16,981	$18,110	$7,744	$15,156

Total non-performing loans to total loans	0.78%	0.81%	0.91%	0.52%	0.91%
Allowance for loan losses to non-performing loans	152.79%	163.88%	127.09%	229.55%	156.74%
Total non-performing assets to total assets	0.55%	0.52%	0.58%	0.31%	0.64%

Non-performing Loans

Non-performing loans include (i) loans accounted for on a non-accrual basis, (ii) accruing loans contractually past due 90 days or more as to interest and principal; and (iii) loans whose terms have been renegotiated to provide reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.  Management reviews the loan portfolio for problem loans on an ongoing basis. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. Such loans are placed under close supervision with consideration given to placing the loan on a non-accrual status, increasing the allowance for loan losses, and (if appropriate) partial or full charge-off.  After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income.  If interest payments are received on non-accrual loans, such payments will be applied to principal and not taken into income. Loans will not be placed back on accrual status unless all back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to $1.3 million and $2.0 million for the years ended December 31, 2001 and 2000, respectively; none of these amounts were included in interest income during these periods.  The Company’s policy is to place loans 90 days past due on non-accrual status.  An exception is made when management believes the loan will become current and there is documented evidence of the borrower’s ability to repay.  Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that the Company will not fully collect all principal and interest.

Non-performing assets also consist of other repossessed assets and other real estate owned (“OREO”).  OREO represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair value less the estimated cost of disposal. OREO is evaluated regularly to ensure that the recorded amount is supported by its current fair value. Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of OREO and changes in the valuation are included in other income and other expenses on the income statement.

At December 31, 2001, total non-performing assets increased $2.2 million to $19.2 million from $17.0 million at December 31, 2000 due to increases in non-performing loans and other real estate of $1.6 million and $659 thousand, respectively and partially offset by a $63 thousand decline in other repossessed assets.  At December 31, 2000, non-performing assets decreased $1.1 million to $17.0 million from $18.1 million at December 31, 1999 due to declines of a $626 thousand and $604 thousand in non-performing loans and other real estate owned, respectively, which were partially offset by a $101 thousand increase in other repossessed assets. The increase in loans 90 days or more past due, still accruing interest of $5.9 million from December 31, 1999 to December 31, 2000 is primarily due to one commercial real estate loan.  The loan is secured by a first lien on real estate with an estimated fair market value of $3.4 million and cash collateral of $1.6 million.  As of December 31, 2001, the loan was in non-accrual.

Allowance for Loan Losses.  Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of the Company’s financial condition and results of operations.  As such, selection and application of this “critical accounting policy” involves judgements, estimates, and uncertainties that are susceptible to change.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

The allowance for loan losses is maintained at an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, as an integral part of their examination process regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to make additions to the allowance based on their evaluation of information available at the time of their examinations.

The following table presents an analysis of the allowance for loan losses for the years presented (dollars in thousands):

	Year Ended December 31,
	2001	2000	1999	1998	1997
Balance at beginning of year	$26,836	$21,607	$15,908	$17,263	$13,240
Decreases resulting from sale of subsidiary	—	—	—	(399)	—
Additions resulting from purchase of loans	2,000	—	—	—	—
Additions resulting from mergers	1,025	—	9,954	—	2,969
Provision for loan losses	6,901	8,163	2,665	1,519	1,616
Charge-offs:
Commercial	8,173	845	1,070	137	261
Commercial loans collateralized by assignment of lease payments	36	—	377	841	—
Commercial real estate	44	600	1,141	808	—
Residential real estate	520	753	890	133	102
Construction real estate	—	535	972	315	—
Credit Scored HELOC	1,476	1,407	2,508	—	—
Installment and other	700	567	928	593	532
Total charge-offs	10,949	4,707	7,886	2,827	895
Recoveries:
Commercial	476	128	187	88	100
Commercial loans collateralized by assignment of lease payments	—	128	—	—	—
Commercial real estate	6	357	33	3	83
Residential real estate	53	27	29	92	24
Construction real estate	472	—	—	9	10
Credit Scored HELOC	475	952	545	—	—
Installment and other	205	181	172	160	116
Total recoveries	1,687	1,773	966	352	333

Net charge-offs	9,262	2,934	6,920	2,475	562

Balance at December 31,	$27,500	$26,836	$21,607	$15,908	$17,263

Total loans at December 31,	$2,307,724	$2,019,787	$1,865,352	$1,330,964	$1,216,032

Ratio of allowance to total loans	1.19%	1.33%	1.16%	1.20%	1.42%
Ratio of net charge-offs to average loans	0.42%	0.15%	0.42%	0.20%	0.05%

Net charge-offs totaled $9.3 million in 2001, an increase of $6.4 million from 2000. The increase was primarily due to the charge-off of $5.5 million in loans to four commercial customers. In the first quarter of 2001, the Company added $22.8 million of pooled home equity lines of credit to the loan portfolio through the purchase of a 100% interest in the 97-2 securitization trust and added $2.0 million to the allowance for loan losses for these loans.  In the second quarter of 2001, $1.0 million was added to the allowance with the acquisition of FSL. The provision for loan losses declined by $1.3 million for the year ended December 31, 2001 compared to 2000.  Net charge-offs totaled $2.9 million in 2000, a decline of $4.0 million from 1999. The decrease was primarily due to charge-offs incurred in 1999 on loans acquired through the merger with Avondale Federal Savings Bank.  The provision for loan losses increased $5.5 million for the year ended 2000 compared to 1999 as a reflection of management’s evaluation of non-performing loans as well as growth in the Company’s commercial and lease banking businesses.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$6,724	21.26%	$6,012	25.54%	$5,557	22.79%	$3,855	28.50%	$3,117	27.11%
Commercial loans collateralized by assignment of lease payments	2,703	12.79%	847	12.14%	746	10.02%	281	6.71%	215	7.04%
Commercial and Residential real estate, including HELOC loans	8,901	58.53%	10,023	55.27%	8,182	58.14%	7,878	57.42%	8,228	55.94%
Construction real estate	1,258	5.74%	1,000	4.06%	395	4.55%	—	2.77%	—	4.05%
Installment	1,204	1.68%	2,895	2.99%	4,121	4.50%	804	4.60%	573	5.86%
Unallocated	6,710	—	6,059	—	2,606	—	3,090	—	5,130	—
Total	$27,500	100.00%	$26,836	100.00%	$21,607	100.00%	$15,908	100.00%	$17,263	100.00%

The Company maintains its allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience.  The Company further uses a risk rating system to evaluate the adequacy of the allowance for loan losses.  With this system, each loan is risk rated between one and nine, by the originating loan officer or loan committee, with one being the best case and nine being a loss or the worst case.  Loan loss reserve factors are multiplied against the balances in each risk-rating category to determine an appropriate level for the allowance for loan losses.  Loans with risk ratings between six and eight are monitored much closer by the officers.  Control of the Company’s loan quality is continually monitored by management and is reviewed by the loan committee of the Company on a monthly basis, subject to oversight by the Company’s Board of Directors through its members who serve on the loan committee.  Regulatory authorities conduct Independent external review of the loan portfolio.  The Company consistently applies its methodology for determining the adequacy of the allowance for loan losses, but may make adjustments to its system based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.  When adjustments are made, the loan committee carefully reviews them before they are implemented.

The unallocated reserve to total gross loans at December 31, 2001 and 2000 was 0.29% and 0.30%, respectively.  Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including specific reserves on problem loans, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in the Company’s market area.  Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual future loan losses.

Potential Problem Loans.  The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets.  At each scheduled bank Board of Directors meeting, a watch list is presented, showing all loans listed as “Special Mention,” “Substandard,” “Doubtful” and “Loss.”  An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off.  Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention.

The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Banks’ primary regulators, which can order the establishment of additional general or specific loss allowances.  The FDIC, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (i) institutions have effective systems and controls to identify, monitor and address asset quality problems; (ii) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (iii) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for probable loan losses.  The Company analyzes its process regularly, with modifications made if needed, and reports those results four times per year at Board of Directors meetings.  However, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses at the time.  Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

The aggregate principal amounts of potential problem loans as of December 31, 2001 and 2000 were approximately
$33.7 million and $31.2 million, respectively.  Included in these potential problem loan totals are non-accrual, Special Mention, Substandard and Doubtful classifications, which comprise the watch list presented to the Board of Directors.  All loans classified as Loss have been charged-off.  Loans in this category generally include loans that were classified for regulatory purposes.

As of December 31, 2001, the Company had approximately $10.3 million in performing lease loans and direct finance leases (collectively “K-Mart loans”) extended to K-Mart Corporation.  K-Mart Corporation filed for bankruptcy protection on January 22, 2002.  The K-Mart Loans are secured by revenue producing equipment with an original cost of $10.2 million that was purchased and installed during the second half of 2001. While the K-Mart Loans are currently performing in accordance with their terms, no assurance can be given that this will continue to be the case and such performance may depend on the terms of a reorganization plan for K-Mart.  It is therefore possible that the Company will incur a loss with respect to all or a portion of the K-Mart Loans.

Interest Only Receivables

In 1996, 1997 and 1998, Avondale Federal Savings Bank (which was purchased in 1999) securitized certain home equity lines of credit to investors with limited recourse, retaining the right to service the underlying loans.  The securitizations were done using qualified special purpose entities (securitization trusts).  Upon the sale, the net carrying amount of the loans were removed from the balance sheet, and certain retained residual interests were recorded.  The retained interests included rights to service the loans that were sold (the “servicing rights”) and the rights to future cash flows (the “interest only receivables”) arising after the investors in the securitization trusts received their contractual return.  In addition, the Company retained a security interest in the securitization trusts, reflecting the excess of the total amount of loans transferred to the trusts over the portion represented by certificates sold to investors.  Through the Avondale merger, the Company acquired servicing rights related to these loans, the retained a security interest in the securitization trusts and interest only receivables.  The annual servicing fees received by the Company approximate 0.75% of the outstanding loan balance.  The investors and their securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due.  Most of the Company’s retained interest in the securitization trusts is generally restricted until investors have been fully paid and is subordinate to investor’s interest.  The retained interest is included with securities available for sale and is reflected as investments in equity lines of credit trust.  The Company estimates fair value of these securities by using prices paid for similar securities.

Since the projected income from the servicing rights approximates the estimated cost of the Company to service the loans, no asset was recorded.  Income from servicing is recognized as earned pursuant to the terms of the servicing agreement and to the extent cash collections from the borrowers exceed payments to the investors.  Cash collections in excess of the servicing rights income that is earned is next applied to the interest only receivables.  The value allocated to the interest only receivables is reduced and interest income is recorded assuming a constant yield based upon the discount rate used to estimate its fair value.  At the end of the estimated life of the securitization, the carrying value of the interest only receivables will be fully amortized.

Because the Company’s retained residual interests are subordinated to the interests of the securitization investors, there is risk that the carrying value of the interest only receivables will not be fully recovered, resulting in a loss charged to earnings.  In addition, since actual credit losses may exceed projected credit losses over the life of the securitization, there is a risk that the value of the Company’s retained participation interest will not be fully realized, resulting in a loss charged to earnings.  Recourse against the Company for credit losses is limited to the amount of the sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans.  At each reporting period, the fair value of the interest only receivables are re-evaluated based upon current estimates and assumptions of the net present value of residual future cash flows net of remaining expected credit losses.  If this re-evaluation results in fair values that are less than the amortized carrying value of the interest only receivables and if remaining projected cash flows are less than previously estimated, the carrying value is written-down to fair value.  If the write-down is determined to be other than temporary, the amount of the write-down is charged against earnings for the current period.  Finally, at each reporting period, new interest only receivable amortization schedules are revised based upon current estimates, assumptions, adjusted carrying values and revised constant yields.

Judgements and assumptions that are most critical to the application of this accounting policy are estimated defaults, delinquencies and credit losses, projected prepayment speeds and discount rates.  These assumptions are based upon demonstrated credit and prepayment performance of the underlying loans.  These are, in turn, most highly influenced by general economic conditions, with the greatest adverse affect during economic downturns and periods of rapidly falling interest rates.

Changes in assumptions and conditions could result in unexpected write-downs of the residual interests as well as interest accruals and accretion that are less than historically experienced.  See also Note 7 of the notes to the consolidated financial statements.

At December 31, 2001, interest only receivables were $8.6 million.  The value of interest only receivables is subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets.  On a quarterly basis, the Company performs a review to determine the fair value of its interest only receivables.  As part of the review, the Company reviews its assumptions of prepayment speeds, discount rates and the remaining anticipated credit losses.

The following table shows the results of the Company’s assumptions used to estimate the fair value at December 31, 2001 (dollars in thousands):

	Interest Only Receivables Pools
	96-1	97-1	98-1
	Adjustable (1)	Adjustable (1)	Adjustable (1)
Estimated fair value	$3,443	$3,232	$1,905
Prepayment speed	35.00%	35.00%	35.00%
Remaining weighted-average life (in years) (2)	0.32	0.72	1.84
Expected remaining credit losses (3)	0.52%	2.36%	7.52%
Residual cash flows discounted at	12.00%	12.00%	12.00%
Loans outstanding at December 31, 2001	$10,618	$12,309	$27,715

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

(3)                                  Assumed remaining credit losses over the life remaining on the loans outstanding at December 31, 2001 are $55 thousand, $290 thousand, and $2.1 million for 96-1, 97-1 and 98-1, respectively.  The estimated credit loss percentage is derived by dividing the remaining credit losses by the related loan balance outstanding in the pool.

During 2001, the Company acquired in the market 100% of the securities outstanding in the 97-2 securitization trust held by investors.  After the acquisition, the Company applied purchase accounting and the securitization trust and its activities were consolidated into the Company’s financial statements.

Management believes the interest only receivable accounting policy is critical to the portrayal and understanding of the Company’s financial condition and results of operations.  As such, selection and application of this “critical accounting policy” involves judgements, estimates, and uncertainties that are susceptible to change.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

Sources of Funds

General.  Deposits, short-term and long-term borrowings, loan and investment security repayments and prepayments, proceeds from the sale of securities, and cash flows generated from operations are the primary sources of the Company’s funds for lending, investing, leasing and other general purposes. Loan repayments are a relatively predictable source of funds except during periods of significant interest rate declines, while deposit flows tend to fluctuate with prevailing interests rates, money markets conditions, general economic conditions and competition.

Deposits.  The Company offers a variety of deposit accounts with a range of interest rates and terms.  The Company’s core deposits consist of checking accounts, NOW accounts, money market accounts, savings accounts and non-public certificates of deposit.  These deposits, along with public fund deposits, brokered deposits, and short-term and long-term borrowings are used to support the Company’s asset base.  The Company’s deposits are obtained predominantly from the geographic trade areas surrounding each of the Company’s office locations. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits.

The following table sets forth the maturities of certificates of deposit and other time deposits $100,000 and over at December 31, 2001 (in thousands):

At December 31, 2001
Certificates of deposit $100,000 and over:
Maturing within three months	$239,646
After three but within six months	121,470
After six but within twelve months	76,027
After twelve months	86,975
Total certificates of deposit $100,000 and over:	$524,118

Other time deposits $100,000 and over:
Maturing within three months	$5,624
After three but within six months	8,228
After six but within twelve months	5,248
After twelve months	7,898
Total other time deposits $100,000 and over:	$26,998

Borrowings.  The Company has access to a variety of borrowing sources and uses short-term and long-term borrowings to support its asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, Federal Home Loan Bank advances and correspondent bank lines of credit.  The Company also offers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements. As business customers have grown more sophisticated in managing their daily cash position, demand for the sweep product has increased.  Short-term borrowings decreased $51.5 million at December 31, 2001 compared to December 31, 2000.

The following table sets forth certain information regarding the short-term borrowings of the Company for the periods indicated (dollars in thousands):

	At December 31,
	2001	2000	1999
Federal funds purchased:
Average balance outstanding	$34,339	$62,288	$16,551
Maximum outstanding at any month-end during the period	76,750	126,500	81,225
Balance outstanding at end of period	5,000	35,525	59,700
Weighted average interest rate during the period	4.29%	6.54%	5.50%
Weighted average interest rate at end of the period	2.34%	6.60%	5.76%
Securities sold under agreements to repurchase:
Average balance outstanding	$146,275	$87,458	$85,323
Maximum outstanding at any month-end during the period	177,893	100,866	154,698
Balance outstanding at end of period	143,682	90,875	79,135
Weighted average interest rate during the period	3.98%	6.13%	4.58%
Weighted average interest rate at end of the period	2.30%	5.99%	5.13%
U.S. Treasury demand notes:
Average balance outstanding	$1,029	$1,816	$2,272
Maximum outstanding at any month-end during the period	2,854	2,900	6,103
Balance outstanding at end of period	—	2,801	2,888
Weighted average interest rate during the period	3.99%	5.80%	4.58%
Weighted average interest rate at end of the period	—	6.41%	4.55%
Federal Home Loan Bank advances:
Average balance outstanding	$83,924	$152,049	$42,063
Maximum outstanding at any month-end during the period	149,000	157,000	138,000
Balance outstanding at end of period	83,000	155,000	137,000
Weighted average interest rate during the period	5.75%	6.41%	5.74%
Weighted average interest rate at end of the period	2.45%	6.65%	5.85%
Correspondent bank lines of credit:
Average balance outstanding	$18,919	$6,936	$1,742
Maximum outstanding at any month-end during the period	26,000	10,600	5,000
Balance outstanding at end of period	11,600	10,600	5,000
Weighted average interest rate during the period	5.77%	7.40%	6.47%
Weighted average interest rate at end of the period	3.15%	8.25%	7.43%

Long-term borrowings include notes payable to other banks to support a portfolio of equipment that the Company owns and leases to other companies as well as general debt incurred to fund recent corporate acquisitions.  Long-term borrowings increased to $59.0 million at December 31, 2001 from $43.6 million at December 31, 2000.

Liquidity

Bank Liquidity. Liquidity management is monitored by the Asset/Liability Management Committee and Board of Directors of each of the Banks, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Banks’ primary sources of funds are retail and commercial deposits, short-term and long-term borrowings, public funds and funds generated from operations. Funds from operations include principal and interest payments received on loans and securities. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing on sources of funds.

The Banks have no required regulatory liquidity ratios to maintain; however, they adhere to a liquidity policy, approved by their Board of Directors, who set certain guidelines for liquidity purposes. This policy requires that the Banks maintain the following liquidity ratios:

1.                    Liquidity ratio (defined as cash, short-term investments, marketable securities and investment grade scheduled lease loan payments due in one year or less divided by deposits plus short-term liabilities) greater than 20%.

2.                    Dependency ratio (defined as net potentially volatile liabilities divided by total earning assets less short-term investments) should not exceed 17.5% for more than 60 days.

3.                    Loans minus leases to deposits less than 80%

4.                    Loans to deposits less than 90%.

At December 31, 2001, the Banks were in substantial compliance with the foregoing policy.  Generally, when the Banks’ liquidity ratios fall outside policy guidelines, loans are sold to provide a source of funds and reduce the volume of total loans.

At December 31, 2001, the Banks had outstanding loan origination commitments and unused commercial and retail lines of credit of $635.2 million.  The Banks anticipate that they will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit that are scheduled to mature within one year totaled $1.2 billion at December 31, 2001. The Banks expect to retain a substantial majority of these certificates of deposit.

In the event that additional short-term liquidity is needed, the Banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. While there were no firm lending commitments in place, the Banks have borrowed, and management believes that they could again borrow, $155.7 million for a short time from these banks on a collective basis. Additionally, MB Financial Bank and Union Bank, N.A. are members of the Federal Home Loan Bank (“FHLB”) and have the ability to borrow from the FHLB.  As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

Corporation Liquidity.  The Company’s main sources of liquidity at the holding company level are dividends from the Banks and a line of credit maintained with a large regional correspondent bank in the amount of $26.0 million. As of December 31, 2001, the Company had $14.4 million undrawn and available under its line of credit.

The following table summarizes the Company’s significant contractual obligations and other potential funding needs at December 31, 2001.

	Time Deposits	Long-term debt	Operating leases	Total
2002	$1,178,943	$2,387	$1,875	$1,183,205
2003	152,787	3,984	2,033	158,804
2004	42,359	2,248	1,946	46,553
2005	34,784	1,225	1,924	37,933
2006	16,122	36	1,702	17,860
Thereafter	3,565	49,100	6,683	59,348
Total	$1,428,560	$58,980	$16,163	$1,503,703

Commitments to extend credit				$658,981

The Banks are subject to various regulatory capital requirements administered by federal and state banking agencies, which affect their ability to pay dividends to the Company. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Additionally, the Banks follow an internal company policy which provides that dividends paid to the Company by a Bank cannot exceed an amount that would cause the Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios to fall below 11%, 8% and 7%, respectively.  The minimum ratios required for the Bank to be considered  “well capitalized” for regulatory purposes are 10%, 6% and 5%, respectively.  At December 31, 2001, the Banks could pay a combined $69.4 million in dividends and comply with the Company’s internal policy regarding minimum regulatory capital ratios.  In addition to adhering to the Company’s internal policy, there are regulatory restrictions on the ability of national banks to pay dividends.   See “Item 1 Business—Supervision and Regulation - Dividends.”

Capital Resources

The Banks are subject to the risk based capital regulations administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which, if undertaken, could have a direct material effect on the Banks’ financial statements.  As of December 31, 2001, the most recent notification from the federal banking regulators categorized the Banks as well capitalized. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that management believes have changed the Banks’ capital classification. The Company, on a consolidated basis, must maintain a minimum ratio of Tier 1 capital to total assets of 4.00%, and a minimum ratio of total capital to risk-weighted assets of 8.00%.  See Item 1. “Business — Supervision and Regulation, — Capital Adequacy” and “Prompt Corrective Action”.

The Company and the Banks were in full compliance with all capital adequacy requirements to which they are subject as of December 31, 2001.  The required and actual amounts and ratios for the Company and the Banks as of December 31, 2001 are presented below (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001
Total capital (to risk-weighted assets):
Consolidated	$317,878	12.43%	$204,607	8.00%	$ N/A	N/A	%
MB Financial Bank	286,814	12.41	184,892	8.00	231,115	10.00
Union Bank	27,886	15.95	13,984	8.00	17,480	10.00
Abrams Centre National Bank	9,396	15.28	4,920	8.00	6,151	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	274,378	10.73	102,303	4.00	N/A	N/A
MB Financial Bank	246,096	10.65	92,446	4.00	138,669	6.00
Union Bank	26,027	14.89	6,992	4.00	10,488	6.00
Abrams Centre National Bank	8,625	14.02	2,460	4.00	3,690	6.00
Tier 1 capital (to average assets):
Consolidated	274,378	7.96	137,840	4.00	N/A	N/A
MB Financial Bank	246,096	8.05	122,298	4.00	152,873	5.00
Union Bank	26,027	9.23	11,280	4.00	14,100	5.00
Abrams Centre National Bank	8,625	8.68	3,973	4.00	4,967	5.00

N/A – not applicable

Statement of Cash Flows

The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities.  Net cash provided by operating activities was $110.8 million, $54.9 million and $43.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.  Net cash provided by operating activities increased by $55.9 million in the 2001 period over 2000 due to a $51.4 increase in proceeds from the sale of loans.  Net cash provided (used in) by investing activities was ($67.3) million, ($170.3) million and $9.8 million for the years ended December 31, 2001, 2000 and 1999.  The $40.5 million decrease in net cash used in investing activities for the year ended December 31, 2001 compared to 2000 was due to increases in proceeds from sales, maturities, and calls of investment securities of $248.7 million, which were partially offset by a $117.2 million increase in investment security purchases and a $49.0 million greater increase in loans, net of principal payments. The $180.2 million increase in cash used in investing activities in 2000 over 1999 was primarily due to declines in proceeds from sales, maturities and calls of investment securities of $360.8 million, which were partially offset by a $144.2 million increase in the purchase of investment securities and $60.4 million decline in the net increase in loans, net of principal payments.  Net cash provided (used in) by financing activities was ($44.6) million, $151.6 million and ($74.5) million for the years ended December 31, 2001, 2000 and 1999, respectively.  The decrease in cash provided by financing activities for the year ended December 31, 2001 compared to December 31, 2000 was primarily due to declines in deposits and short term borrowings of $152.6 million and $62.6 million, respectively. Net cash provided by financing activities for the year ended December 31, 2000 compared to the year ended December 31, 1999 increased by $226.1 million due an increase in deposits and decline in principal paid on long term borrowings of  $221.0 million and $92.6 million, respectively, which were partially offset by a $89.7 million lower increase in net short term borrowings.

Forward–Looking Statements

When used in this Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions are intended to identify “forward–looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward–looking statements, which speak only as of the date made.  These statements may relate to the Company’s future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items.  By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from the recently completed merger of MB Financial and MidCity Financial with the Company might not be realized within the expected time frame; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write–offs; (3) changes in management’s estimate of the adequacy of the allowance for loan losses; (4) changes in management’s valuation of the Company’s interest only receivables; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior and the Company’s net interest margin; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) the Company’s ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (9) the Company’s ability to access cost-effective funding; (10) changes in financial markets and general economic conditions; (11) new legislation or regulatory changes; and (12) changes in accounting principles, policies or guidelines.

The Company does not undertake any obligation to update any forward–looking statement to reflect circumstances or events that occur after the date on which the forward–looking statement is made.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Asset Liability Management

The Company’s net interest income is subject to “interest rate risk” to the extent that it can vary based on changes in the general level of interest rates. It is the Company’s policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. The strategy employed by the Company to manage its interest rate risk is to measure its risk using an asset/liability simulation model and adjust the maturity of securities in its investment portfolio to manage that risk. Also, to limit risk, the Company generally does not make fixed rate loans or accept fixed rate deposits with terms of more than five years.

Interest rate risk can also be measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest sensitivity “gap”.  An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, therefore, a negative gap would tend to adversely affect net interest income. Conversely, during a period of falling interest rates, a negative gap position would tend to result in an increase in net interest income.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2001, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2001 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.

Therefore, the table is calculated assuming that these accounts will reprice as follows: 25% in the first three months, 25% in the next nine months, and 50% after one year (dollars in thousands):

Time to Maturity or Repricing

	0 – 90 Days	91 – 365 Days	1 – 5 Years	Over 5 Years	Total
Interest Earning Assets:
Loans	$1,115,658	$328,751	$789,990	$69,692	$2,304,091
Investment securities	113,995	158,278	454,312	116,701	843,286
Federal funds sold	19,500	—	—	—	19,500
Interest bearing deposits with banks	4,408	—	—	—	4,408

Total interest earning assets	$1,253,561	$487,029	$1,244,302	$186,393	$3,171,285

Interest Bearing Liabilities:
NOW and money market deposit accounts	$145,802	$145,802	$291,604	$—	$583,208
Savings deposits	84,084	84,084	168,166	—	336,334
Time deposits	554,798	634,506	235,776	3,480	1,428,560
Short-term borrowings	177,541	65,741	—	—	243,282
Long-term borrowings	45,642	1,745	7,493	4,100	58,980

Total interest bearing liabilities	$1,007,867	$931,878	$703,039	$7,580	$2,650,364

Rate sensitive assets (RSA)	$1,253,561	$1,740,590	$2,984,892	$3,171,285	$3,171,285
Rate sensitive liabilities (RSL)	1,007,867	1,939,745	2,642,784	2,650,364	2,650,364
Cumulative GAP	245,694	(199,155)	342,108	520,921	520,921
(GAP=RSA-RSL)
RSA/Total assets	36.17%	50.22%	86.12%	91.50%	91.50%
RSL/Total assets	29.08%	55.97%	76.25%	76.47%	76.47%
GAP/Total assets	7.09%	(5.75)%	9.87%	15.03%	15.03%
GAP/RSA	19.60%	(11.44)%	11.46%	16.43%	16.43%

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Therefore, the Company does not rely solely on a gap analysis to manage its interest rate risk, but rather it uses what it believes to be the more reliable simulation model relating to changes in net interest income.

Based on simulation modeling at December 31, 2001 and 2000, the Company’s net interest income would change over a one-year time period due to changes in interest rates as follows (dollars in thousands):

Change in Net Interest Income Over One Year Horizon

At December 31, 2001

At December 31, 2000

Changes in Levels of Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
+ 2.00%	$(7,776)	(5.68)%	$(4,292)	(3.93)%
+ 1.00	(3,684)	(2.69)	(2,073)	(1.90)
(1.00)	3,544	2.59	1,175	1.08
(2.00)	7,062	5.16	1,539	1.41

Simulations used by the Company assume the following:

1.               Changes in interest rates are immediate.

2.               It is the Company’s policy that interest rate exposure due to a 2.00% interest rate rise or fall be limited to 7.50% of the Company’s annual net interest income as forecasted by the simulation model.  As demonstrated by the table above, the Company’s interest rate risk exposure was within this policy at December 31, 2001.

3.               Changes in net interest income between December 31, 2001 and December 31, 2000 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

Item 8.  Financial Statements and Supplementary Data

MB FINANCIAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000, and 1999

MB FINANCIAL, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

December 31, 2001, 2000, and 1999

STATEMENT OF MANAGEMENT RESPONSIBILITY

MB Financial, Inc.’s management is responsible for the preparation, integrity and fair presentation of its published financial statements.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management.  Management also prepared other information included in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

The consolidated financial statements have been audited by an independent accounting firm, KPMG LLP, which has been given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board.  Management believes that representations made to the independent auditors during their audit were valid and appropriate.

Management maintains a system of internal controls over the preparation of its published financial statements, which is intended to provide reasonable assurance to the Company’s Board of Directors and officers regarding preparation of consolidated financial statements presented fairly in conformity with generally accepted accounting principles.

Management has long recognized its responsibility for conducting the Company’s affairs in a manner, which is responsive to the interest of employees, stockholders, investors and society in general.  This responsibility is included in the statement of policy on ethical standards, which provides that the Company will fully comply with laws, rules and regulations of every community in which it operates and adhere to the highest ethical standards.  Officers, employees and agents of the Company are expected and directed to manage the business of the Company with complete honesty, candor and integrity.

Internal auditors monitor the operation of the internal control system, and actions are taken by management to respond to deficiencies as they are identified.  The Board, operating through its audit committee, which is composed entirely of directors who are not officers or employees of the Company, provides oversight to the financial reporting process.

Even effective internal controls, no matter how well designed, have inherent limitations, such as the possibility of human error or of circumvention or overriding of controls, and the consideration of cost in relation to benefit of a control.  Further, the effectiveness of an internal control can change with circumstances.

MB Financial, Inc.’s management periodically assesses the internal controls for inadequacy.  Based upon these assessments, MB Financial, Inc.’s management believes that, in all material respects, its internal controls relating to preparation of consolidated financial statements as of December 31, 2001 functioned effectively during the year ended December 31, 2001.

/s/ Mitchell Feiger	/s/ Jill E. York

Mitchell Feiger	Jill E. York
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

MB Financial, Inc.:

We have audited the accompanying consolidated balance sheets of MB Financial, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The consolidated financial statements of MB Financial, Inc. as of and for the years ended December 31, 2000 and 1999, have been restated to reflect the pooling-of-interests transaction with MidCity Financial Corporation as described in Note 2 to the consolidated financial statements.  We did not audit the 2000 and 1999 consolidated financial statements of MB Financial, Inc., which statements reflect total assets constituting 44% in 2000, and total net interest income constituting 42% and 39% in 2000 and 1999 respectively, of the related consolidated totals.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MB Financial, Inc. as of December 31, 2000 and for the years ended December 31, 2000 and 1999, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of MB Financial, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Chicago, Illinois

March 25, 2002

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

(Amounts in thousands, except share data)

	2001	2000
ASSETS

Cash and due from banks	$106,572	$92,652
Interest bearing deposits with banks	4,408	9,172
Federal funds sold	19,500	29,775
Investment securities available for sale	843,286	290,135
Investment securities held to maturity, at amortized cost (fair value of $661,979 at December 31, 2000)	—	660,311
Loans (net of allowance for loan losses of $27,500 at December 31, 2001 and $26,836 at December 31, 2000)	2,276,591	1,990,514
Lease investments, net	56,115	45,344
Interest only securities	8,580	10,538
Premises and equipment, net	49,308	49,492
Cash surrender value of life insurance	33,890	31,703
Intangibles, net	34,826	31,125
Other assets	32,777	46,590

Total assets	$3,465,853	$3,287,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest bearing	$473,624	$434,576
Interest bearing	2,348,102	2,204,819
Total deposits	2,821,726	2,639,395
Short-term borrowings	243,282	294,801
Long-term borrowings	58,980	43,596
Accrued expenses and other liabilities	48,277	32,253
Total liabilities	3,172,265	3,010,045

Stockholders’ Equity:
Common stock ($.01 par value; authorized 20,000,000 shares; issued 17,540,936 shares at December 31, 2001, and 18,580,993 at December 31, 2000)	175	186
Additional paid-in capital	63,104	75,593
Retained earnings	219,424	211,871
Accumulated other comprehensive income (loss)	10,885	(1,750)
Less: 919,705 shares of treasury stock, at cost, at December 31, 2000	—	(8,594)
Total stockholders’ equity	293,588	277,306

Total liabilities and stockholders’ equity	$3,465,853	$3,287,351

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2001, 2000 and 1999

(Amounts in thousands except share and per share data)

	2001	2000	1999
Interest income:
Loans	$171,192	$165,230	$133,858
Investment securities:
Taxable	50,118	56,529	57,128
Nontaxable	4,099	4,403	4,351
Federal funds sold	1,515	1,591	1,490
Other interest bearing deposits	332	235	124
Total interest income	227,256	227,988	196,951

Interest expense:
Deposits	95,591	98,071	80,623
Short-term borrowings	13,148	19,444	7,160
Long-term borrowings	3,143	3,712	6,347
Total interest expense	111,882	121,227	94,130
Net interest income	115,374	106,761	102,821

Provision for loan losses	6,901	8,163	2,665

Net interest income after provision for loan losses	108,473	98,598	100,156

Other income:
Loan service fees	4,128	1,704	3,715
Deposit service fees	9,014	7,823	8,640
Lease financing, net	2,172	1,926	724
Trust and brokerage fees	3,563	2,809	2,547
Net gains (losses) on sale of securities available for sale	1,716	—	(3)
Increase in cash surrender value of life insurance	2,187	1,703	—
Other operating income	3,416	4,483	4,026
	26,196	20,448	19,649
Other expenses:
Salaries and employee benefits	45,585	41,071	38,966
Occupancy and equipment expense	16,885	17,334	15,999
Intangibles amortization expense	3,569	3,449	3,680
Advertising and marketing expense	2,879	3,275	2,199
Other operating expenses	17,510	18,770	17,312
Merger expenses	22,661	—	—
	109,089	83,899	78,156

Income before income taxes	25,580	35,147	41,649

Income taxes	13,217	8,186	13,275

Net income	$12,363	$26,961	$28,374

Basic earnings per common share	$0.70	$1.53	$1.65

Diluted earnings per common share	$0.69	$1.53	$1.65

Weighted average common shares outstanding	17,561,808	17,607,365	17,195,053

Weighted average common shares outstanding including dilutive shares	17,847,485	17,614,984	17,206,515

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2001, 2000 and 1999

(Amounts in thousands except share and per share data)

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stock- holders’ Equity
Balance at January 1, 1999		$605	$48,720	$165,744	$1,271	$(4,239)	$212,101
Purchase and retirement of 89 shares of common stock			(1)				(1)
Merger with Avondale Financial Corp.		(419)	26,863				26,444
Net income	$28,374			28,374			28,374
Unrealized holding losses on investment securities, net of tax	(4,647)
Unrealized interest only receivables gains arising during the year, net of tax	167
Reclassification adjustments for losses included in net income, net of tax	2
Other comprehensive loss, net of tax	(4,478)				(4,478)		(4,478)
Comprehensive income	$23,896
Sale of 461 shares of treasury stock			11			1	12
Purchase of 188,179 shares of treasury stock						(4,356)	(4,356)
Cash dividends declared ($0.33 per share)				(3,457)			(3,457)
Balance at December 31, 1999		186	75,593	190,661	(3,207)	(8,594)	254,639
Net income	$26,961			26,961			26,961
Unrealized holding gains on investment securities, net of tax	1,077
Unrealized interest only receivables gains arising during the year, net of tax	380
Other comprehensive income, net of tax	1,457				1,457		1,457
Comprehensive income	$28,418
Cash dividends declared ($0.54 per share)				(5,751)			(5,751)
Balance at December 31, 2000		186	75,593	211,871	(1,750)	(8,594)	277,306
Net income	$12,363			12,363			12,363
Unrealized holding gains on investment securities, net of tax	12,718
Unrealized interest only receivables gains arising during the year, net of tax	1,032
Reclassification adjustments for gains included in net income, net of tax	(1,115)
Other comprehensive income, net of tax	12,635				12,635		12,635
Comprehensive income	$24,998
Purchase of 241,050 shares of treasury stock						(5,668)	(5,668)
Retirement of 1,065,294 shares of treasury stock		(11)	(12,489)			12,500
Stock options exercised for 116,986 shares						1,762	1,762
Cash dividends declared ($0.45 per share)				(4,810)			(4,810)
Balance at December 31, 2001		$175	$63,104	$219,424	$10,885	$—	$293,588

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001, 2000 and 1999

(Amounts in Thousands)

	2001	2000	1999
Cash Flows From Operating Activities
Net income	$12,363	$26,961	$28,374
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	20,534	18,652	14,605
Gain on disposal of premises and equipment and leased equipment	(337)	(1,005)	(8)
Amortization of intangibles	3,569	3,449	3,680
Provision for loan losses	6,901	8,163	2,665
Provision (credit) for deferred income taxes	4,169	(3,347)	1,702
Amortization of premiums and discounts on investment securities, net	1,167	718	1,217
Net (gains) losses on sale of investment securities available for sale	(1,716)	—	3
Net gains on sale of loans	(38)	—	—
Increase in cash surrender value of life insurance	(2,187)	(1,703)	—
Write-down in the value of interest only securities	—	975	—
Interest only securities accretion	(1,018)	—	—
Increase in other assets	5,870	1,582	2,771
(Decrease) increase in other liabilities	10,152	444	(12,054)
Net cash provided by operating activities	59,429	54,889	42,955

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	51,721	—	56,568
Proceeds from maturities and calls of investment securities available for sale	408,513	49,759	185,669
Proceeds from maturities and calls of investment securities held to maturity	—	161,811	330,094
Purchase of investment securities available for sale	(289,241)	(23,787)	(78,198)
Purchase of investment securities held to maturity	—	(148,280)	(238,019)
Proceeds from sale of loans	51,379	—	—
Net increase in loans	(204,882)	(158,204)	(218,622)
Purchases of premises and equipment and leased equipment	(31,806)	(31,556)	(32,855)
Proceeds from sales of premises and equipment and leased equipment	3,576	6,637	132
Principal (paid) collected on lease investments	(720)	544	388
Purchase of minority interests	—	(156)	—
Purchase of bank owned life insurance	—	(30,000)	—
Cash (paid) acquired, net of cash and cash equivalents in acquisition	(6,780)	—	4,237
Proceeds received from interest only receivables	2,287	2,893	445
Net cash provided by (used in) investing activities	(15,953)	(170,339)	9,839

Cash Flows From Financing Activities
Net increase (decrease) in deposits	5,782	158,404	(62,625)
Net increase (decrease) in short-term borrowings	(51,519)	11,078	100,794
Proceeds from long-term borrowings	19,430	2,786	2,414
Principal paid on long-term borrowings	(9,572)	(14,888)	(107,503)
Purchase and retirement of common stock	—	—	(1)
Sale of treasury stock	—	—	12
Purchase of treasury stock	(5,668)	—	(4,356)
Stock options exercised	1,762	—	—
Dividends paid on common stock	(4,810)	(5,751)	(3,239)
Net cash provided by (used in) financing activities	(44,595)	151,629	(74,504)

Net increase (decrease) in cash and cash equivalents	$(1,119)	$36,179	$(21,710)

Cash and cash equivalents:
Beginning of year	131,599	95,420	117,130

End of year	$130,480	$131,599	$95,420

(continued)

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, 2001, 2000 and 1999

(Amounts in Thousands)

	2001	2000	1999
Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$104,352	$117,903	$94,198
Income taxes paid, net of refunds	12,070	7,661	15,469

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$45,435	$—	$227,349
Investment securities held to maturity	—	—	45,027
Loans, net	139,518	—	321,125
Interest only receivables	—	—	14,009
Premises and equipment, net	4,424	—	7,798
Intangibles, net	326	—	20,358
Other assets	584	—	2,741
Excess of cost over fair value of net assets acquired	6,944	—	10,592
	197,231	—	648,999
Liabilities assumed:
Interest bearing deposits	176,549	—	449,856
Short-term borrowings	—	—	31,500
Long-term borrowings	5,526	—	128,803
Accrued expenses and other liabilities	8,376	—	15,533
	190,451	—	625,692
Net noncash assets acquired	$6,780	$—	$23,307

Cash and cash equivalents acquired	$35,109	$—	$54,196

Transfer of investment securities from held-to-maturity to available-for-sale	$660,311	$—	$—
Real estate acquired in settlement of loans	$2,358	$1,430	$1,253

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table Amounts in Thousands Except Common share Data)

Note 1.      Significant Accounting Policies

MB Financial, Inc. (the “Company”) is a bank holding company providing a full range of financial services to individuals and corporate customers through its banking subsidiaries principally in metropolitan Chicago, Illinois; Oklahoma City, Oklahoma; and Dallas, Texas.  See Note 2 for a discussion of the merger of equals transaction between the Company and MidCity Financial Corporation (“MidCity Financial”) in 2001, with the resulting entity being renamed MB Financial, Inc.

Basis of Financial Statement Presentation:  The consolidated financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany items and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year.  Actual results could differ from those estimates.  Areas involving the use of management’s estimates and assumptions, and which are more susceptible to change in the near term include the allowance for loan losses and fair value of interest only receivables.

Cash and cash equivalents: For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), interest-bearing deposits with banks and federal funds sold.

Investment securities available for sale: Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

Securities available for sale are reported at fair value with unrealized gains or losses reported as accumulated other comprehensive income, net of the related deferred tax effect.  The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income.  Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.  In addition, if a loss is deemed to be other than temporary, it is recognized as a realized loss in the income statement.

Investment securities held to maturity: Securities classified as held to maturity are those securities that the Company has the ability and positive intent to hold until maturity.  Sales of investment securities held to maturity within three months of maturity are treated as maturities.

Loans held for sale:  Loans held for sale are those loans the Company intends to sell.  They are carried at the lower of aggregate cost or market value.  Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between the sales proceeds plus the value of the mortgage servicing rights compared to the carrying value of the loans.  All sales are made without recourse.  There were no loans held for sale at December 31, 2001 and 2000.

Loans:  Loans are stated at the amount of unpaid principal reduced by the allowance for loan losses and unearned income.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan’s yield.  The Company is amortizing these amounts over the contractual life of the loan.  Commitment fees based upon a percentage of a customer’s unused line of credit and fees related to standby letters of credit are recognized over the commitment period.

Interest is accrued daily on the outstanding balances.  For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors that the borrower’s financial condition is such that collection of interest is doubtful.  Cash collections on impaired loans are credited to the loan balance, and no interest income is recognized on those loans until the principal balance has been determined to be collectible.

Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience.  The allowance for loan losses is based on managements’ evaluation of the loan portfolio giving consideration to the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and prevailing economic conditions that may affect the borrower’s ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.   In addition, regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks’ allowances for loan losses, and may require a subsidiary bank to recognize additions to its allowance based on their judgments of information available to them at the time of their examinations.

Lease investments:  The Company’s investment in assets leased to others is reported as lease investments, net, using the direct finance and operating methods of accounting.  Direct financing leases are stated at the sum of remaining minimum lease payments from lessees plus estimated residual values less unearned lease income.  On a quarterly basis, management reviews the lease residuals for potential impairment.  Unearned lease income on direct financing leases is recognized over the lives of the leases using the level-yield method.  The investment in equipment in operating leases is stated at cost less depreciation using the straight-line method generally over a five-year life.

Premises and equipment: Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation and amortization is computed by the straight-line method for buildings and computer equipment, and by an accelerated method for other assets over their estimated useful lives.  Leasehold improvements are amortized over the term of the related lease or the estimated useful lives of the improvements, whichever is shorter.  For owned and capitalized assets, estimated useful lives range from three to 30 years.  Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over their identified useful life.

Other real estate owned (“OREO”): OREO includes real estate assets that have been received in satisfaction of debt and is included in other assets.  OREO is initially recorded and subsequently carried at the lower of cost or fair value less estimated selling costs.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequently, unrealized losses and realized gains and losses on sale are included in other noninterest income.  Operating results from OREO are recorded in other non-interest expense.

Interest only receivables and investments in equity lines of credit trusts: Retained interest in securitizations consisting of interest only receivables represents the present value of future cash flows based on the “excess spread” on the underlying loans securitized through qualified special purpose entities and reflects estimates of prepayments, servicing fees, operating expenses, credit losses and other factors.  The interest only receivables are amortized as cash flows are received.  The fair value of the interest only receivables are evaluated on a quarterly basis for impairment.  The Company accounts for its interest only receivables as available for sale and any adjustment to the fair value of the receivable is included in comprehensive income unless such adjustment is considered by management to be other than temporary at which time the write-down is recorded through the consolidated statements of income.  The Company’s retained security interest consisting of investments in equity lines of credit trusts are included with investment securities available for sale on the consolidated balance sheet.  Fair values are estimated by prices paid for similar securities.

Servicing Income: Under servicing agreements for all Company securitizations, servicing fees are earned and paid monthly.  Servicing income is recognized when earned for all securitization transactions.  All servicing costs are charged to expense as incurred.  In the event of delinquencies and/or losses on any portfolio exceed specified levels; the Company may be required to transfer the servicing of the portfolio to another servicer.  The Company has not established any servicing assets or liabilities in connection with its securitizations as the revenues from contractually specified servicing fees and other ancillary sources have been adequate to compensate the Company for its servicing responsibilities.

Intangibles:  In acquiring its subsidiaries, the portion of the purchase price which represents value assigned to the existing deposit base for which the annual interest and servicing costs are below market rates (core deposit intangibles) is being amortized by the declining balance method over three to nine years.  The excess of cost over fair value of net assets acquired (goodwill) was amortized on the straight-line method over fifteen to twenty years for all periods presented. Under the provisions of SFAS 142, effective for fiscal years beginning after December 31, 2001, goodwill is no longer subject to amortization over its useful life, but instead will be subject to at least annual assessments for impairment by applying a fair value based test.  The Company reviews its intangible assets annually to determine potential impairment by comparing the carrying value of the intangibles with the anticipated future cash flows.

Stock-based compensation: The Company accounts for stock awards pursuant to the methods prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  As stock options are granted at fair value, there are no charges to earnings associated with stock options granted.

Income taxes:  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per common share:  Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.

Earnings per common share have been computed for the years ended December 31, 2001, 2000 and 1999 based on the following (in thousands except common share data):

	2001	2000	1999
Net income	$12,363	$29,961	$28,374
Weighted average common shares outstanding	17,561,808	17,607,365	17,195,053
Effect of dilutive options	285,677	7,619	11,462
Weighted average common shares outstanding used to calculate diluted earnings per common share	17,847,485	17,614,984	17,206,515

Comprehensive income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Segment Reporting: The Company is managed as one unit and does not have separate operating segments.  The Company’s chief operating decision-makers use consolidated results to make operating and strategic decisions.

Recent accounting pronouncements: Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and 138 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  The Company adopted SFAS 133 on January 1, 2001 and the implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125’s provisions without reconsideration.  SFAS 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.  The provisions of SFAS 140 are effective for transfers after March 31, 2001.  It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000.  The Company adopted SFAS 140 in 2001 and the implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 141, Business Combinations.  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Under the provisions of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but instead will be subject to at least annual assessments for impairment by applying a fair-value based test.  SFAS 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. As of January 1, 2002, the date of adoption of SFAS No. 142, the Company had unamortized goodwill in the amount of $32.0 million that will be subject to the transition provisions of SFAS 142.  Also, at January 1, 2002, the Company had core deposit intangibles of $2.8 million, which will continue to be amortized.  Annual amortization expense related to the core deposit intangibles was $1.0 million and $1.2 million for 2001 and 2000, respectively.  Amortization expense related to goodwill was $2.5 million and $2.2 million for the years ended December 31, 2001 and 2000, respectively. The Company is currently evaluating whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

SFAS No. 143, Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period it is incurred if a reasonable estimate of fair value can be made.  The associated retirement costs are capitalized as a component of the carrying amount of the long-lived asset and allocated to expense over the useful life of the asset.  The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  Management does not believe the adoption of the statement will have a material impact on the Company’s consolidated financial statements.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes accounting and reporting standards for the impairment or disposal of long-lived assets.  This statement supercedes SFAS No. 121, Accounting for the

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed.  SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions.  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.  Management believes the adoption of the statement will not have a material effect on the Company’s consolidated financial statements.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2.      Business Combinations

Merger-of-Equals.  On November 6, 2001, MB Financial, Inc., a Delaware corporation (“MB Financial”) and MidCity Financial each merged with and into the Company, with the Company as the surviving entity.  The Company, named MB-MidCity, Inc. prior to the merger, was renamed MB Financial, Inc., upon completion of the merger.

The holders of the former MB Financial common stock were issued one share of common stock of the Company for each share held prior to the transaction.  Each share of MidCity Financial common stock was exchanged for 230.32955 shares of common stock of the newly formed Company.  The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the information included in the consolidated financial statements presents the combined results as if the merger had been in effect for all periods presented at historical cost.

After completion of the merger, MB Financial’s subsidiary bank, Manufacturers Bank, and MidCity Financial’s Illinois-based subsidiary banks, The Mid-City National Bank of Chicago, First National Bank of Elmhurst and First National Bank of Morton Grove, were merged.  The Mid-City National Bank of Chicago was the surviving institution and was renamed and now operates as MB Financial Bank, N.A. (“MB Financial Bank”).  MidCity Financial’s other subsidiary banks, Abrams Centre National Bank based in Dallas, Texas and Union Bank, N.A. based in Oklahoma City, Oklahoma are now held as separate subsidiaries of the Company.

The following table is a summary by category of the expenses relating to the merger (in thousands):

2001
Professional fees	$5,557
Compensation	8,981
Other	8,123
Merger expense before tax benefit	$22,661
Tax benefit	3,486
Merger expense net of tax benefit	$19,175

Approximately $14.1 million of such merger expenses were not paid, but accrued for at December 31, 2001.

The income tax benefit as a percentage of merger expenses is less than 35% due to $5.6 million of professional fees excluded from the income tax benefit calculation and a valuation reserve established for the Company’s state net operating loss carryforwards.

The following information reconciles net interest income and net income of the MB Financial as previously reported in the MB Financial’s Annual Reports on Form 10-K for the nine months ended September 30, 2001 and the years ended December 31, 2000 and 1999 to those included in the accompanying consolidated financial statements:

	Nine months ended September 30,	Year ended December 31,
	2001	2000	1999
Net interest income
MB Financial	$35,949	$44,649	$40,524
MidCity Financial	47,813	62,112	62,297
Total net interest income	$83,762	$106,761	$102,821

Net income
MB Financial	$9,872	$11,605	$9,954
MidCity Financial	12,701	15,356	18,420
Total net income	$22,573	$26,961	$28,374

Other Business Combinations.  The following business combinations were accounted for under the purchase method of accounting.  Accordingly, the results of operations of the acquired companies have been included in the Company’s results of operations since the date of acquisition.  Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects.  The excess cost over fair value of net assets acquired is recorded as goodwill.

On April 21, 2001, the Company acquired FSL Holdings (“FSL”) and its subsidiary, First Savings & Loan Association of South Holland, with assets of $221.8 million.  First Savings and Loan of South Holland was subsequently merged into MB Financial Bank. Each shareholder of FSL was paid was paid $165 for each share of common stock held by such shareholder (for an aggregate consideration of $41.3 million).  The transaction was accounted for as a purchase and generated $6.9 million in goodwill.

On July 1 1999, the Company acquired Damen Financial Corporation (“Damen”), the parent company of Damen National Bank and merged Damen National Bank into the Bank.  A purchase price of $50.5 million in cash was paid for 100% of Damen’s outstanding common stock. Damen had assets of $207.2 million at June 30, 1999.  The acquisition was accounted for as a purchase with the recognition of $10.6 million in goodwill.

On February 26, 1999, Coal City Corporation, the holding company for Manufacturers Bank, was merged with and into Avondale Financial Corporation, the holding company for Avondale Federal Savings Bank (“Avondale merger”).  The resulting entity was renamed MB Financial, Inc.  Simultaneously, Avondale Federal Savings Bank was merged into Manufacturers Bank.  Total consideration based upon Avondale’s shares outstanding at the merger date was $26.4 million.

The unaudited pro forma results of operations, which follow, assume that the Damen and Avondale mergers had occurred on January 1, 1999.  In addition to combining the historical results of operation of the companies, the pro forma calculations include purchase accounting adjustments related to the acquisitions.  The pro forma calculations do not include any anticipated cost savings as a result of the mergers.

Unaudited pro forma consolidated results of operations for the year ended December 31, 1999 are as follows (in thousands except earnings per share data):

1999
Net interest income	$110,032
Net income	27,372
Net income available to common stockholders	27,372

Basic earnings per common share	$1.59
Diluted earnings per common share	$1.59

The pro forma results of operations are not necessarily indicative of the actual results of operation that would have occurred had the Damen and Avondale mergers actually taken place at the beginning of the year ended December 31, 1999, or results that may occur in the future.  Pro forma results of operation for FSL for the years ended December 31, 2001, 2000 and 1999 are not included, as FSL would not have had a material impact on the Company’s pro-forma presentation.

Pending Acquisition.  On December 27, 2001, the Company entered into an agreement to acquire all of the outstanding shares of First National Bank of Lincolnwood (“FNBL”) and its parent, First Lincolnwood Corporation for cash of approximately $35.0 million.  The Company expects to merge the three-office, $240 million asset FNBL, located in Lincolnwood, Illinois, into its Illinois banking subsidiary, MB Financial Bank. The merger has received regulatory and shareholder approval, and is expected be completed during the second quarter of 2002.

Note 3.      Restrictions on Cash and Due From Banks

The subsidiary banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those reserve balances was approximately $14,998,000 and $6,127,000 at December 31, 2001 and 2000, respectively.

Note 4.      Investment Securities

Carrying amounts and fair values of securities available for sale are summarized as follows:

AVAILABLE FOR SALE	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2001:

U.S. Treasury securities	$26,004	$297	$—	$26,301
U.S. Government agencies	345,334	9,442	(22)	354,754
States and political subdivisions	80,866	1,578	(215)	82,229
Mortgage-backed securities	292,573	3,839	(196)	296,216
Corporate bonds	53,912	873	(2,362)	52,423
Equity securities	17,996	1,111	(24)	19,083
Debt securities issued by foreign governments	878	3	—	881
Investments in equity lines of credit trusts	11,399	—	—	11,399

Totals	$828,962	$17,143	$(2,819)	$843,286

December 31, 2000:

U.S. Treasury securities	$10,039	$38	$(14)	$10,063
U.S. Government agencies	104,711	326	(961)	104,076
States and political subdivisions	4,505	153	(8)	4,650
Mortgage-backed securities	100,646	150	(1,045)	99,751
Corporate bonds	44,113	125	(3,960)	40,278
Equity securities	17,551	1,753	(91)	19,213
Debt securities issued by foreign governments	898	—	—	898
Investments in equity lines of credit trusts	11,206	—	—	11,206

Totals	$293,669	$2,545	$(6,079)	$290,135

There were no securities classified as held to maturity at December 31, 2001.  At January 1, 2001, the Company’s held to maturity portfolio was reclassified as available for sale as allowed during the implementation and adoption of SFAS 133.  Amortized cost and fair values of securities held to maturity at December 31, 2000 are summarized as follows:

HELD TO MATURITY	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2000:

U.S. Treasury securities	$13,993	$30	$—	$14,023
U.S. Government agencies	269,091	2,848	(633)	271,306
States and political subdivisions	91,626	507	(153)	91,980
Mortgage-backed securities	254,848	636	(1,652)	253,832
Corporate bonds	30,743	90	(5)	30,828
Debt securities issued by foreign governments	10	—	—	10
Investments in equity lines of credit trusts	—	—	—	—

Totals	$660,311	$4,111	$(2,443)	$661,979

Realized net gains (losses) on sale of securities available for sale are summarized as follows:

	For the Years Ended December 31,
	2001	2000	1999
Realized gains	$1,787	$—	$53
Realized losses	(71)	—	(56)
Net gains (losses)	$1,716	$—	$(3)

The amortized cost and fair value of investment securities as of December 31, 2001 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

Available for Sale

	Amortized Cost	Fair Value
Due in one year or less	$116,901	$119,208
Due after one year through five years	358,736	368,137
Due after five years through ten years	2,409	2,414
Due after ten years	40,347	38,228
Equity securities	17,996	19,083
Mortgage-backed securities	292,573	296,216

Totals	$828,962	$843,286

Securities with carrying amounts of $219,730,000 and $301,525,000 at December 31, 2001 and 2000, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 5.      Loans

Loans consist of:

	December 31,
	2001	2000
Commercial loans	$490,625	$515,917
Commercial loans collateralized by assignment of lease payments	295,200	245,212
Commercial real estate	863,328	663,175
Residential real estate	487,355	453,012
Construction real estate	132,410	82,094
Installment and other	38,806	60,377

Gross loans	2,307,724	2,019,787

Unearned income	(3,633)	(2,437)
Allowance for loan losses	(27,500)	(26,836)

Loans, net	$2,276,591	$1,990,514

Loans are made to individuals as well as commercial and tax exempt entities.  Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower.  Credit risk tends to be geographically concentrated in that the majority of the loan customers are located in the markets serviced by the Banks.

Non-accrual loans and loans past due ninety days or more were $17,999,000 and $16,375,000 at December 31, 2001 and 2000, respectively.  The reduction in interest income associated with loans on non-accrual status was $1,262,000, $1,983,000 and $1,288,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Information about impaired loans as of and for the years ended December 31, 2001, 2000 and 1999 are as follows:

	December 31,
	2001	2000	1999
Loans for which there were related allowance for credit losses	$13,452	$13,196	$9,872
Other impaired loans	1,273	3,076	490

Total impaired loans	$14,725	$16,272	$10,362

Average monthly balance of impaired loans	$12,988	$14,561	$8,389
Related allowance for credit losses	$4,055	$2,764	$2,057
Interest income recognized on a cash basis	$305	$351	$370

Activity in the allowance for loan losses was as follows:

	Years Ended December 31,
	2001	2000	1999
Balance, beginning of year	$26,836	$21,607	$15,908
Addition resulting from purchase of loans	2,000	—	—
Addition resulting from acquisitions	1,025	—	9,954
Provision for loan losses	6,901	8,163	2,665
Charge-offs	(10,949)	(4,696)	(7,886)
Recoveries	1,687	1,762	966
Net charge-offs	(9,262)	(2,934)	(6,920)

Balance, end of year	$27,500	$26,836	$21,607

Loans outstanding to executive officers and directors of the Company, including companies in which they have management control or beneficial ownership, at December 31, 2001 and 2000, were approximately $31,431,000 and $25,406,000, respectively.  In the opinion of management, these loans have similar terms to other customer loans.  An analysis of the activity related to these loans for the year ended December 31, 2001 is as follows:

Balance, beginning	$25,406
Additions	18,039
Principal payments and other reductions	(12,014)

Balance, ending	$31,431

Note 6.        Lease Investments

The lease portfolio is made up of various types of equipment, general technology related, such as computer systems, satellite equipment, and general manufacturing equipment.  The credit quality of the lessee generally must be in one of the top four rating categories of Moody’s or Standard & Poors, or the equivalent.

Lease investments by categories follow:

	December 31,
	2001	2000
Direct financing leases:
Minimum lease payments receivable	$9,113	$1,925
Estimated residual value	579	297
Less unearned lease income	(1,829)	(375)

	7,863	1,847
Operating leases:
Equipment, at cost	82,489	74,491
Less accumulated depreciation	(34,237)	(30,994)

	48,252	43,497

Lease investments, net	$56,115	$45,344

The minimum lease payments receivable for direct financing leases and operating leases are due as follows for the years ending December 31,

Year	Direct Financing	Operating
2002	$2,154	$13,847
2003	1,992	11,245
2004	1,452	8,069
2005	1,434	2,998
2006	1,434	689
2007 (thereafter)	193	—

	$8,659	$36,848

Income from lease investments is composed of:

	Years Ended December 31,
	2001	2000	1999
Rental income on operating leases	$15,379	$13,333	$9,255
Income from lease payments on direct financing leases	202	18	35
Gain on sale of leased equipment	253	530	6

Income on lease investments, gross	15,834	13,881	9,296

Less:
Write down of residual value of equipment	(600)	—	(336)
Depreciation on operating leases	(13,062)	(11,955)	(8,236)

Income from lease investments, net	$2,172	$1,926	$724

At December 31, 2001, the following schedule represents the residual values for operating leases in the year initial lease terms end:

End of Initial Lease Terms December 31,	Residual Values
2001	$1,980
2002	2,283
2003	1,492
2004	2,777
2005	1,917
2006	800

$11,249

There were approximately 143 operating lease schedules at December 31, 2001 compared to 136 at December 31, 2000.  In addition, residual lease values for operating leases were $11,249,000 and $10,976,000 at December 31, 2001 and December 31, 2000, respectively, resulting in an average residual per lease schedule of approximately $78,000 and $81,000 for 2001 and 2000, respectively.  Management monitors residual values for possible impairments on a quarterly basis.  For the year ended December 31, 2001, the Company had approximately $253,000 in lease gains related to equipment that came to full term and were sold.  In addition, two schedules had write-downs in residual values of $600,000.

Note 7.      Interest Only Receivables

In 1996, 1997 and 1998, Avondale Federal Savings Bank (which was purchased in 1999) securitized certain home equity lines of credit to investors with limited recourse, retaining the servicing rights to the underlying loans.  The securitizations were done using qualified special purpose entities (securitization trusts).  The Company receives annual servicing fees and the rights to future cash flows (interest only receivables) arising after the investors in the securitization trusts received reflecting the excess of the total amount of loans transferred to the trusts over the portion represented by certificates sold to investors.  Through the Avondale merger the Company acquired servicing rights related to these loans, the retained security interest in the securitization trusts and interest only receivables.  The annual servicing fees received by the Company approximate 0.75% of the outstanding loan balance.  The investors and their securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due.  Most of the Company’s retained interest in the securitization trusts is generally restricted until investors have been fully paid and is subordinate to investor’s interest.  The retained interest is included with securities available for sale and is reflected as investments in equity lines of credit trusts.  The Company estimates fair value of these securities by using prices paid for similar securities.

At December 31, 2001 and 2000, interest only receivables were $8,580,000 and $10,538,000, respectively.  The value of interest only receivables is subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets.  On a quarterly basis, the Company performs a review to determine the fair value of its interest only receivables, as these receivables were accounted for as investment securities available for sale.  As part of the review, the Company reviews its assumptions of prepayment speeds, discount rates and anticipated credit losses.

The following table shows the results of the Company’s assumptions at December 31, 2001 and 2000 used in measuring its retained interest in the investor trusts:

	Interest Only Receivables Pools
	96-1	97-1	97-2	98-1
	Adjustable (1)	Adjustable (1)	Adjustable (1)	Adjustable (1)
At December 31, 2001
Estimated fair value	$3,443	$3,232	$—	$1,905
Prepayment speed	35.00%	35.00%	—	35.00%
Remaining weighted-average life (in years) (2)	0.32	0.72	—	1.84
Expected remaining credit losses (3)	0.52%	2.36%	—	7.52%
Residual cash flows discounted at	12.00%	12.00%	—	12.00%
Loans outstanding at December 31, 2001	$10,618	$12,309	$—	$27,715

At December 31, 2000
Estimated fair value	$2,867	$2,477	$2,294	$2,900
Prepayment speed	35.00%	35.00%	35.00%	35.00%
Remaining weighted-average life (in years) (2)	0.99	1.20	1.63	1.96
Expected remaining credit losses	2.66%	5.21%	8.44%	7.05%
Residual cash flows discounted at	12.00%	12.00%	12.00%	12.00%
Loans outstanding at December 31, 2000	$15,320	$19,081	$25,226	$44,060

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

(3)          Remaining credit losses over the life remaining on the loans at December 31, 2001 are $55,000, $290,000, and $2.1 million for Trusts 96-1, 97-1, and 98-1, respectively.  The estimated credit loss percentage is derived by dividing the remaining credit losses by the related loan balance outstanding in the pool.  Credit losses are estimated using loss migration analysis for each pool.

During 2001, the Company acquired in the market 100% of the securities outstanding in the 97-2 securitization trust held by investors.  After the acquisition, the Company applied purchase accounting and the securitization trust and its activities were consolidated into the Company’s financial statements. The following presents the sensitivity of current fair values of residual cash flows to immediate 10% and 20% adverse and favorable changes in assumptions used in measuring the Company’s retained interest in the investor trusts at December 31, 2001:

Interest Only Receivables Pools

	96-1	97-1	98-1	Total
Estimated fair value	$3,443	$3,232	$1,905	$8,580

Prepayment speed assumption (annual rate)	35.00%	35.00%	35.00%	—
Impact on fair value of 10% adverse change	(1)	(8)	(129)	(138)
Impact on fair value of 20% adverse change	(2)	(15)	(252)	(269)
Impact on fair value of 10% favorable change	1	7	135	143
Impact on fair value of 20% favorable change	2	15	277	294

Expected credit losses (annual rate)	0.52%	2.36%	7.52%	—
Impact on fair value of 10% adverse change	(5)	(20)	(120)	(145)
Impact on fair value of 20% adverse change	(11)	(41)	(239)	(291)
Impact on fair value of 10% favorable change	5	20	120	145
Impact on fair value of 20% favorable change	11	41	239	291

Residual cash flows discount rate (annual rate)	12.00%	12.00%	12.00%	—
Impact on fair value of 10% adverse change	(11)	(27)	(51)	(89)
Impact on fair value of 20% adverse change	(23)	(53)	(101)	(177)
Impact on fair value of 10% favorable change	11	27	53	91
Impact on fair value of 20% favorable change	23	54	107	184

These sensitivities are hypothetical and should be used with caution.  As the figures indicate, any change in fair value based on a 10% or 20% variation in assumptions cannot be extrapolated because the relationship of the change in assumption to the change in fair value is not linear.  Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated independent from any change in another assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.  Specifically, increased or accelerated credit losses may increase prepayment speeds.

Changes in interest only receivables pools are summarized below for the years ended December 31, 1999, December 31, 2000 and December 31, 2001:

Interest Only Receivables Pools

	96-1	97-1	97-2	98-1
Balance, December 31, 1998	$—	$—	$—	$—
Merger with Avondale Financial Corp.	2,544	2,864	4,113	4,488
Cash flows	(5)	(84)	109	(465)
Unrealized interest only receivables gains (losses) arising during the year	97	(202)	(163)	525
Balance, December 31, 1999	2,636	2,578	4,059	4,548
Cash flows	(91)	(482)	(1,357)	(963)
Unrealized interest only receivables gains (losses) arising during the year	322	381	257	(375)
Write-down in interest only receivables	—	—	(665)	(310)
Balance, December 31, 2000	2,867	2,477	2,294	2,900
Cash flows	(248)	(217)	76	(1,898)
Interest only securities accretion	369	342	—	307
Unrealized interest only receivables gains (losses) arising during the year	455	630	(92)	596
Termination of pool 97-2 during the year	—	—	(2,278)	—
Balance, December 31, 2001	$3,443	$3,232	$—	$1,905

The following presents quantitative information about delinquencies, net credit losses, and components of securitized equity lines of credit and total managed equity lines of credit:

Total Principal Amount of Loans

Principal Amount of Loans 60 Days or More Past Due (1)

Net Credit Losses

At December 31,

At December 31,

During the Year (2)

	2001	2000	2001	2000	2001	2000
Interest Only Receivables Pools
96-1 (3)	$10,618	$15,320	$267	$887	$7	$624
97-1 (3)	12,309	19,081	537	1,260	278	999
97-2 (3) (4)	—	25,226	—	1,374	1,078	1,492
98-1 (3)	27,715	44,060	1,300	2,365	900	2,246
Total securitized equity lines of credit	50,642	103,687	2,104	5,886	2,263	5,361
Bank owned equity lines of credit	133,722	111,402	1,608	2,054	1,001	454
Total managed equity lines of credit	$184,364	$215,089	$3,712	$7,940	$3,264	$5,815

(1)                  Loans 60 days or more past due based upon end of period total loans.

(2)                  Net credit losses are net charge-offs for the year ended December 31, 2001 and from the Avondale merger date of February 26, 1999 for the year ended December 31, 2000.

(3)                  Represents principal amount of loans underlying each securitization.

(4)                  Trust was terminated during the year ended December 31, 2001.

Note 8.     Premises and Equipment

Premises and equipment consist of:

	December 31,
	2001	2000
Land and land improvements	$10,858	$10,077
Buildings	27,969	25,804
Furniture and equipment	21,702	37,867
Buildings and leasehold improvements	16,596	18,211
	77,125	91,959
Accumulated depreciation	(27,817)	(42,467)

Premises and equipment, net	$49,308	$49,492

Depreciation on premises and equipment totaled $6,872,000, $6,696,000 and $6,033,000 for the years ended December 31, 2001, 2000 and 1999.

Note 9.     Intangibles

Intangibles consist of the following as of December 31,

	2001
	Core Deposits	Goodwill	Total
Cost	$15,655	$43,648	$59,303
Accumulated amortization	12,860	11,617	24,477
	$2,795	$32,031	$34,826

	2000
	Core Deposits	Goodwill	Total
Cost	$15,323	$35,401	$50,724
Accumulated amortization	11,832	7,767	19,599
	$3,491	$27,634	$31,125

Note 10.     Deposits

The composition of deposits is as follows:

	December 31,
	2001	2000
Demand deposits, noninterest bearing	$473,624	$434,576
NOW and money market accounts	583,208	544,762
Savings deposits	336,334	322,547
Time certificates, $100,000 or more	551,116	554,046
Other time certificates	877,444	783,464

Total	$2,821,726	$2,639,395

Time certificates $100,000 or more included $122,774,000 and $144,112,000 of brokerage deposits at December 31, 2001 and 2000, respectively.

At December 31, 2001, the scheduled maturities of time certificates are as follows:

2002	$1,178,943
2003	152,787
2004	42,359
2005	34,784
2006	16,122
thereafter	3,565
$1,428,560

Note 11.     Short-Term Borrowings

Short-term borrowings are summarized as follows as of December 31, 2001 and 2000:

December 31	2001		2000
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Federal funds purchased	2.34%	$5,000	6.60%	$35,525
Securities sold under agreement to repurchase	2.30%	143,682	5.99%	90,875
U.S. Treasury demand notes	—	—	6.41%	2,801
Federal Home Loan Bank advances	2.45%	83,000	6.65%	155,000
Correspondent bank line of credit of $26.0 million	3.15%	11,600	8.25%	10,600
	2.39%	$243,282	6.44%	$294,801

At December 31, 2001, Federal Home Loan Bank advances with maturity dates less than one year consist of a $77.0 million overnight advance and $6.0 million of fixed term advances, respectively.  The overnight advance has a variable interest rate that reprices daily based on Federal Home Loan Bank’s open line rate.  Fixed term advances have fixed interest rates ranging from 5.96% to 6.68% at December 31, 2001.  The Federal Home Loan Bank advances are collateralized by unpledged U.S. Treasury and U.S. Government agencies securities, first mortgage loans secured by residential real estate and Federal Home Loan Bank stock.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank.

The correspondent bank line of credit for has certain debt covenants which require the Company to maintain “Well Capitalized” capital ratios, to have no other debt except in the usual course of business, and require the Company to maintain minimum standards on return on assets and earnings as well as maintain minimum standards related to the loan loss reserve.  The Company was in compliance with such debt covenants as of December 31, 2001.

Note 12.     Long-Term Borrowings

The Company had notes payable to banks totaling $7,880,000 and $5,793,000 at December 31, 2001 and 2000 which accrue interest at rates ranging from 6.02% to 8.43% and require aggregate monthly payments of $227,970 including interest at various dates through April 7, 2006.  Equipment included in lease investments, with a December 31, 2001 and 2000 amortized cost of $10,532,000 and $8,128,000 is pledged as collateral on these notes.

In July 1998, the Company issued $25,000,000 in floating rate Preferred Capital Securities (“Capital Securities”) through Coal City Capital Trust I (“Trust”), a statutory business trust and wholly owned subsidiary of the Company.  The Capital Securities pay cumulative cash distributions quarterly at a rate per annum, reset quarterly, equal to the 3-month LIBOR plus 180 basis points.  The effective rate at December 31, 2001 was 3.88% and the three-month LIBOR rate effective at December 31, 2001 was 2.08%.  Proceeds from the sale of the Capital Securities were invested by the Trust in floating rate (3-month LIBOR plus 180 basis points) Junior Subordinated Deferrable Interest Debentures (“Debentures”) issued by the Company which represents all of the assets of the Trust.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at the stated maturity in the year 2028 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Capital Securities plus any accumulated and unpaid distributions thereon to the date of redemption.  Prior redemption is permitted under certain circumstances.  At December 31, 2001 and 2000, $25,000,000 in Capital Securities were outstanding.

At December 31, 2001, long-term borrowings also included $16.0 million in unsecured floating rate subordinated debt used to provide additional funding for the FSL acquisition.  Interest accrues at a rate of the 1,2, or 3-month LIBOR plus 350 basis points and is due quarterly.  Terms for this seven-year instrument are interest quarterly for two years, with equal annual amortization over the final five years, with a maturity of May 2008.  Prepayment is allowed at any time without penalty.  There are no debt covenants related to the subordinated debt.

The Company had Federal Home Loan Bank advances with maturity dates greater than one year of $10,100,000 and $12,803,000 at December 31, 2001 and 2000, respectively.  As of December 31, 2001, the advances have fixed interest rates ranging from 4.90% to 6.26%.  Advances in the amount of $3,000,000 are callable on a quarterly basis and are due in 2008.

The principal payments are due as follows during the years ending December 31,

Amount

2002	$2,387
2003	3,984
2004	2,248
2005	1,225
2006	36
Thereafter	49,100
$58,980

Note 13.     Lease Commitments and Rental Expense

The Company leases office space for certain branch offices.  In 1998, the Company sold its North Riverside building for $7,350,000 and leased back a portion of the building under an operating lease.  The gain of $1,423,000 realized on that transaction was deferred and is being amortized over the remaining term of the ten-year lease.  The future minimum annual rental commitments for these noncancelable leases and subleases of such space excluding the deferred gain are as follows:

Year	Gross Rents	Sublease Rents	Net Rents
2002	$2,470	$595	$1,875
2003	2,387	354	2,033
2004	2,090	143	1,946
2005	1,988	65	1,924
2006	1,753	51	1,702
Thereafter	6,871	188	6,683
	$17,559	$1,396	$16,163

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes.  Certain leases also provide for increased rental payments based on increases in the Consumer Price Index.

Net rental expense for the years ended December 31, 2001, 2000 and 1999 amounted to $2,153,000, $3,604,000 and $3,414,000, respectively.

Note 14.     Employee Benefit Plans

The Company has a defined contribution 401(k) plan that covers all full-time employees who have completed three months of service prior to the first day of each month.  The Company’s contributions consist of a discretionary profit-sharing contribution and a discretionary matching contribution of the amounts contributed by the participants. The Board of Directors determines the Company’s contributions on an annual basis.

During 2001, the Company contributed on behalf of each participant a matching contribution equal to 50% of each participant’s contribution up to a maximum of 4% of their compensation along with a profit sharing contribution of 4% of total compensation.  Each participant under the plan may also contribute up to 15% of his/her compensation on a pretax basis.  The Company’s contributions to the plan, for the years ended December 31, 2001, 2000, and 1999, were $755,196, $681,533, and $320,200, respectively.  In addition, during 1999, the Company continued to maintain the Avondale Federal Savings Bank 401(k) plan and contributed on behalf of each participant under the Avondale Federal Savings Bank plan a matching contribution equal to 50% for the first 2% of the participant’s contribution and 25% for the next 4% of the participant’s contribution up to a maximum of $500.  Each participant under the Avondale Federal Savings Bank plan, which was merged into the Company’s 401(k) plan on January 1, 2000, could also contribute 15% of his/her compensation on a pretax basis.  The Company’s contribution to the Avondale Federal Savings Bank plan for the year ended December 31, 1999 was $109,500.

During 2001, the Company also maintained the MidCity Financial Corporation profit sharing plan and contributed on behalf of each participant.  The MidCity Financial Corporation profit sharing plan allowed for voluntary contributions by employees, subject to certain limitations.  Pay contributions to the plan were based solely on the performance of MidCity Financial.  Contributions to the plan, for the years ended December 31, 2001, 2000, and 1999, were $1,324,299, $1,236,000 and $1,270,000 respectively.

As of year-end 2001, the MidCity Financial Corporation plan merged into the MB Financial Inc. plan and a new plan document was created to accommodate the merger and administrative changes.

Note 14.     Employee Benefit Plans

A supplemental/nonqualified retirement plan covers employees who hold the position of vice president or higher.  Contributions to the plan were $74,000, $66,000 and $75,000 for the years ended December 31, 2001, 2000 and 1999, respectively.   During 2001, the Company also continued to maintain the MidCity Financial Corporation supplemental profit sharing plan.  This supplemental plan covered key employees.  Contributions to the MidCity Financial Corporation supplemental profit sharing plan were $106,000, $106,000 and $109,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 15.     Income Taxes

The deferred taxes consist of:

	December 31,
	2001	2000
Deferred tax assets:
Allowance for loan losses	$9,360	$8,899
Interest only receivables	899	1,805
Deferred compensation	2,539	2,253
Deferred gain on sale of building	162	188
Merger expense accrual	1,277	—
Federal net operating loss carryforwards	2,501	3,918
State net operating loss carryforwards	2,500	2,503
Other items	168	215
Total deferred tax asset	19,406	19,781
Valuation allowance	(2,500)	—
Total deferred tax asset, net of valuation allowance	16,906	19,781

Deferred tax liabilities:
Securities discount accretion	(759)	(1,033)
Loans	(400)	(262)
Lease investments	(3,617)	(2,826)
Premises and equipment	(3,740)	(2,607)
Core deposit intangible	(585)	(792)
Other items	(977)	(408)
Total deferred tax liabilities	(10,079)	(7,928)
Net deferred tax asset	6,828	11,853
Net unrealized gain on interest only securities	(850)	(295)
Net unrealized holding gain on securities available for sale	(5,013)	1,236
Net deferred tax asset	$965	$12,794

The Company’s state net operating loss carryforwards totaling approximately $53.6 million at December 31, 2001 expire beginning in 2002 through 2012.  The Company’s Federal net operating loss carryforwards total approximately $7.1 million.  Of these, $6.6 million and $514,000 expire in 2012 and 2014, respectively

Income taxes consist of:

	Years Ended December 31,
	2001	2000	1999
Current expense:
Federal	$8,645	$11,533	$11,567
State	403	—	6
	9,048	11,533	11,573
Deferred expense (benefit)	4,169	(3,347)	1,702
	$13,217	$8,186	$13,275

The reconciliation between the statutory federal income tax rate of 35% and the effective tax rate on consolidated income follows:

	Years Ended December 31,
	2001	2000	1999
Federal income tax at expected statutory rate	$8,953	$12,302	$14,577
Increase (decrease) due to:
Nondeductible merger expenses	1,945	—	—
Establishment of valuation allowance on state net operating loss carryforwards	2,500	—	—
Tax exempt income, net	(1,381)	(1,356)	(1,453)
Nondeductible amortization	892	298	281
Nonincludable increase in cash surrender value of life insurance	(765)	(595)	—
Reversal of valuation allowance on state net operating loss carryforwards, net of state tax expense	—	(2,477)	—
State tax, net of federal benefit	400	525	433
Other items, net	673	(511)	(563)

Income tax expense	$13,217	$8,186	$13,275

During 2001, the Company established a valuation allowance of $2.5 million on deferred tax assets relating to state net operating loss carryforwards.  Management evaluated the probability of the deferred tax assets being realized, and determined that state taxable income in future years may not be adequate to utilize the net operating loss carryforwards due primarily to certain tax strategies being implemented by the Company.

Note 16.     Commitments, Contingencies and Off-Balance Sheet Activities

Credit-related financial instruments:  The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At December 31, 2001 and 2000, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2001	2000
Commitments to grant loans	$524,095	$359,752
Unfunded commitments under lines of credit	111,121	123,001
Commercial and standby letters of credit	23,765	26,912

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee.  The commitments for equity lines of credit may expire without being drawn upon.  Therefore, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines-of-credit are uncollateralized and unusually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters-of-credit are primarily issued to support public and private borrowing arrangements.  Essentially all letters of credit issued have expiration dates within one year.  The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers.  The Company generally holds collateral supporting those commitments if deemed necessary.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit, and standby letters of credit have been granted to customers in the Company’s market area.  Investments in securities issued by states and political subdivisions also involve governmental entities within the Company’s market area.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers.

Contingencies:  In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s consolidated financial statements.

Note 17.       Regulatory Matters

The Company’s primary source of cash is dividends from the Banks.  The Banks are subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  The dividends declared cannot be in excess of the amount which would cause the Banks to fall below the minimum required for capital adequacy purposes.

The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory — and additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s and the Banks’ assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices.  The Company’s and the Banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes the Company and the Banks meet all capital adequacy requirements to which they are subject as of December 31, 2001.

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Banks must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well capitalized column in the table below.  There are no conditions or events since that notification that management believes have changed the Banks’ categories.

The required and actual amounts and ratios for the Company and the banks are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001
Total capital (to risk-weighted assets):
Consolidated	$317,878	12.43%	$204,607	8.00%	$ N/A	N/A	%
MB Financial Bank	286,814	12.41	184,892	8.00	231,115	10.00
Union Bank	27,886	15.95	13,984	8.00	17,480	10.00
Abrams Centre National Bank	9,396	15.28	4,920	8.00	6,151	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	274,378	10.73	102,303	4.00	N/A	N/A
MB Financial Bank	246,096	10.65	92,446	4.00	138,669	6.00
Union Bank	26,027	14.89	6,992	4.00	10,488	6.00
Abrams Centre National Bank	8,625	14.02	2,460	4.00	3,690	6.00
Tier 1 capital (to average assets):
Consolidated	274,378	7.96	137,840	4.00	N/A	N/A
MB Financial Bank	246,096	8.05	122,298	4.00	152,873	5.00
Union Bank	26,027	9.23	11,280	4.00	14,100	5.00
Abrams Centre National Bank	8,625	8.68	3,973	4.00	4,967	5.00

N/A – not applicable

Note 18.      Fair Value Information

Fair values of financial instruments are management’s estimate of the values at which the instruments could be exchanged in a transaction between willing parties.  These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions.  In addition, other significant assets are not considered financial assets including deferred tax assets, premises and equipment and intangibles.  Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and due from banks, interest bearing deposits with banks and federal funds sold: The carrying amounts reported in the balance sheet approximate fair value.

Investment securities available for sale and held to maturity: Fair values for investment securities are based on quoted market prices, where available.  If quoted prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans:  Most commercial loans and some real estate mortgage loans are made on a variable rate basis.  For those variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  The fair values for fixed rate and all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

Interest only receivables: Cash flows are projected over the life of the securitized loans using prepayment, delinquency, default and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk.  These cash flows are then discounted using an interest rate that a purchaser unrelated to the seller of such financial instruments would demand.

Accrued interest receivable and payable: The carrying amounts of accrued interest approximate their fair values.

Non-interest bearing deposits: The fair values disclosed are equal to their balance sheet carrying amounts, which represent the amount payable on demand.

Interest bearing deposits: The fair values disclosed for deposits with no defined maturities are equal to their carrying amounts, which represent the amount payable on demand.  The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair value at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings with maturities of 90 days or less approximate their fair values.  The fair value of short-term borrowings greater than 90 days is based on the discounted value of contractual cash flows.

Long-term borrowings: The fair values of the Company’s long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet instruments: Fair values for the Company’s off-balance-sheet lending commitments (guarantees, letters of credit and commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.

The estimated fair value of financial instruments is as follows:

	December 31,
	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$106,572	$106,572	$92,652	$92,652
Interest bearing deposits with banks	4,408	4,408	9,172	9,172
Federal funds sold	19,500	19,500	29,775	29,775
Investment securities available for sale	843,286	843,286	290,135	290,135
Investment securities held to maturity	—	—	660,311	661,979
Loans, net	2,276,591	2,315,311	1,990,514	2,008,168
Interest only receivables	8,580	8,580	10,538	10,538
Accrued interest receivable	22,480	22,480	24,523	24,523

Financial Liabilities
Non-interest bearing deposits	473,624	473,624	434,576	434,576
Interest bearing deposits	2,348,102	2,359,605	2,204,819	2,207,074
Short-term borrowings	243,282	243,981	294,801	284,776
Long-term borrowings	58,980	60,069	43,596	53,586
Accrued interest payable	7,587	7,587	11,075	11,075

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	—	—	—	—

Note 19.      Stock Option Plans

Through the Avondale merger, the Company adopted the Omnibus Incentive Plan of Avondale (the “Omnibus Plan”) which was established in 1997 and modified February 10, 1999.  Options outstanding under the Company’s previous Coal City Corporation Plan adopted in 1995 were transferred to the Omnibus Plan with the number of options and exercise prices being converted using a ratio of 83.5 to 1.  The Omnibus Plan reserves 1,000,000 shares of common stock for issuance to key employees of the Company or any of its subsidiaries.  A grant under the Omnibus Plan may be options intended to be incentive stock options (“ISO”), non-qualified stock options (“NQSO”), stock appreciation rights or restricted stock.  A committee, appointed by the Board of Directors, administers the Omnibus Plan.

In addition, through the Avondale merger the Company adopted the Avondale 1995 Plan ("1995 Plan").  Effective with the Avondale merger no further options were granted through the 1995 Plan.

Options granted under the two plans may be exercised at such times and be subject to such restrictions and conditions as the committee shall in each instance approve, which may not be the same for each grant.  Each option granted shall expire at such time as the committee shall determine at the time of grant; provided, however, that no option shall be exercisable later than the fifteenth anniversary date of its grant (ten years if an ISO).  The option price for each grant of an option shall be determined by the committee, provided that the option price shall not be less than 100% of the fair market value of a share on the date the option is granted.  In the event any holder of 10% or more of the shares is granted an incentive stock option, the option price shall not be less than 110% of the fair market value of a share on the date of grant. As noted above, options are no longer granted under the 1995 Plan.  At December 31, 2001 and 2000, there were 910,389 and 841,767, respectively, outstanding options under the two plans.  There were no stock appreciation rights or restricted shares outstanding as of December 31, 2001 and 2000.

Other pertinent information related to the options is as follows:

	December 31,
	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	841,767	$14.04	748,434	$14.66	133,016	$11.46
Granted	192,202	23.04	202,621	12.24	207,900	13.60
Exercised	116,986	15.06	—	—	—	—
Forfeited	6,594	12.47	109,288	14.97	15,600	13.60
Options acquired through merger	—	—	—	—	423,028	16.15
Outstanding at end of year	910,389	$15.82	841,767	$14.04	748,344	$14.66

Exercisable at end of year	757,889	$13.95	536,004	$14.76	564,656	$14.98

Weighted average fair value per option of options granted during the year	$7.53		$6.56		$7.70

The following table presents certain information with respect to outstanding and exercisable stock options:

Options Outstanding

Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$10.36 – $12.93	286,714	6.72	$11.80	284,714	$11.80
$13.16 – $14.38	373,704	4.98	13.93	373,704	13.93
$16.00 – $17.38	20,550	2.11	16.69	20,550	16.69
$19.20 – $22.28	74,175	3.06	20.73	73,175	20.75
$25.34 – $25.48	155,246	9.41	25.34	5,746	25.48
	910,389		$15.82	757,889	$13.95

In 2001, 20,000 of the shares exercised pertain to the 1995 Plan.  Options outstanding pertaining to the 1995 Plan were 160,292, 180,262, and 205,344 for the years ended December 31, 2001, 2000, and 1999, respectively.

As permitted under generally accepted accounting principles, grants under the plans are accounted for following the provisions of APB Opinion No. 25 and its related interpretations.  Accordingly, no compensation cost has been recognized for grants made to date.  Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

	December 31,
	2001	2000	1999
Net income
As reported	$12,363	$26,961	$28,374
Pro forma	10,776	26,548	27,690
Basic earnings per common share
As reported	$0.70	$1.53	$1.65
Pro forma	0.60	1.50	1.61
Diluted earnings per common share
As reported	$0.69	$1.53	$1.65
Pro forma	0.60	1.50	1.61

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the binomial method, with the following weighted-average assumptions for December 31, 2001, December 31, 2000 and December 31, 1999, respectively; risk-free interest rate of 3.0%, 6.0% and 6.2% and an expected price volatility of 30%, 31% and 37%.  Weighted average assumptions were 2.4% for the dividend rate in 2001 and 0% for 2000 and 1999.  Weighted average assumption for expected life was 7 years in 2001 and 10 years for 2000 and 1999.

Note 20.     Condensed Parent Company Financial Information

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

Balance Sheets

	December 31,
	2001	2000
Assets
Cash	$4,130	$29,118
Investments in subsidiaries	324,312	283,105
Other assets	1,998	7,702

Total assets	$330,440	$319,925

Liabilities and Stockholders’ Equity
Short-term borrowings	$11,600	$10,600
Long-term borrowings	25,000	25,000
Liabilities, other	252	7,019
Stockholders’ equity	293,588	277,306

Total liabilities and stockholders’ equity	$330,440	$319,925

Statements of Income

	Years Ended December 31,
	2001	2000	1999
Dividends from subsidiaries	$11,450	$18,400	$12,150
Interest and other income	3,961	5,583	4,674
Interest and other expense	(13,943)	(14,505)	(12,084)
Income before income tax benefit and equity in undistributed net income of subsidiaries	1,468	9,478	4,740
Income tax benefit	(3,492)	(3,110)	(2,610)
Income before equity in undistributed net income of subsidiaries	4,960	12,588	7,350
Equity in undistributed net income of subsidiaries	7,403	14,373	21,024

Net income	$12,363	$26,961	$28,374

Statements of Cash Flows

	Years Ended December 31,
	2001	2000	1999
Cash Flows From Operating Activities
Net income	$12,363	$26,961	$28,374
Adjustments to reconcile net income to net cash operating activities:
Depreciation and amortization	(29)	(26)	(34)
Equity in undistributed net income of subsidiaries	(7,403)	(14,373)	(21,024)
Change in other assets and other liabilities	(2,314)	1,433	(861)
Net cash provided by operating activities	2,617	13,995	6,455

Cash Flows From Investing Activities
Investments in and advances to subsidiaries	(9,000)	(5,000)	(10,200)
Purchases of premises and equipment and leased equipment	—	(279)	(459)
Purchase of minority interests	—	(156)	—
Cash paid for acquisition of FSL Holdings, Inc.	(10,889)	—	—
Cash received from Avondale Merger	—	—	359
Net cash used in investing activities	(19,889)	(5,435)	(10,300)

Cash Flows From Financing Activities
Purchase and retirement of common stock	—	—	(1)
Sale of treasury stock	—	—	12
Purchase of treasury stock	(5,668)	—	(4,356)
Stock options exercised	1,762	—	—
Dividends paid	(4,810)	(5,751)	(3,239)
Proceeds from short-term borrowings	16,400	5,600	5,000
Principal paid on short-term borrowings	(15,400)	—	—
Proceeds from long-term borrowings	—	—	1,000
Principal paid on long-term borrowings	—	—	(4,500)
Net cash provided by (used in) financing activities	(7,716)	(151)	(6,084)

Net increase (decrease) in cash	(24,988)	8,409	(9,929)

Cash:
Beginning of year	29,118	20,709	30,638

End of year	$4,130	$29,118	$20,709

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The information required by this item has previously been reported by the Company in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 26, 2001.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Executive Officers.  The information concerning directors and executive officers of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2002 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance.  The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and ten percent stockholders of the Company required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2002 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 11. Executive Compensation

The information concerning executive compensation required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2002 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2002 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the Company’s definitive proxy statement for its 2002 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)                 Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data

(a)(2)                 Financial Statement Schedule: : All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)                 Exhibits: See subitem (c) of this Item 14.

(b)                              Reports on Form 8-K: Set forth below is a description of the Current Reports on Form 8-K filed by the Registrant during the quarter ended December 31, 2001:

On November 21, 2001, the Registrant filed a Current Report on Form 8-K reporting under Item 2 the completion of the merger of each of MB Financial, Inc., a Delaware corporation (“Old MB Financial”), and MidCity Financial Corporation, a Delaware corporation (“MidCity Financial”), with and into the Registrant.  Under Item 7 of that report, the following financial statements were filed:

(i)                                     the audited consolidated financial statements of Old MB Financial as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000 (incorporated therein by reference to Old MB Financial’s Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2000);

(ii)                                  the unaudited consolidated financial statements of Old MB Financial as of September 30, 2001 and for the three and nine-month periods ended September 30, 2001 and 2000 (incorporated therein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001);

(iii)                               the audited consolidated financial statements of MidCity Financial as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000, and the unaudited consolidated financial statements of MidCity Financial as of September 30, 2001 and for the three and nine-month periods ended September 30, 2001 and 2000 (incorporated therein by reference to Exhibit 99.2 to the report); and

(iv)                              the unaudited pro forma combined financial statements of the Registrant giving effect to the mergers of Old MB Financial and MidCity Financial into the Registrant (incorporated therein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

(v)                                 On November 26, 2001, the Registrant filed a Current Report on Form 8-K reporting under Item 4 a change in the Registrant’s independent accountants.

(vi)                            On December 27, 2001, the Registrant filed a Current Report on Form 8-K reporting under Item 5 that it had entered into an agreement to acquire First Lincolnwood Corp. and its subsidiary bank, First National Bank of Lincolnwood.

(c)                               Exhibits:

Exhibit Number	Description

2.1

Amended and Restated Agreement and Plan of Merger, dated as of April 19, 2001, by and among the Registrant, Old MB Financial and MidCity Financial (incorporated herein by reference to Appendix A to the joint proxy statement-prospectus filed by the Registrant pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission (the “Commission”) on October 9, 2001)

2.2	Amended and Restated Agreement and Plan of Merger by and among the Registrant and First Lincolnwood Corp.*

3.1	Charter of the Registrant, as amended*

3.2	Bylaws of the Registrant, as amended*

4.1

The Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of the holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

4.2	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. One to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

10.1

Employment Agreement between the Registrant (as successor to Old MB Financial) and Robert S. Engelman, Jr. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Old MB Financial (then known as Avondale Financial Corp.) (No. 333-70017))

10.2

Form of Employment Agreement between the Registrant, as successor to Old MB Financial, and Mitchell Feiger (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Old MB Financial (then known as Avondale Financial Corp.) (No. 333-70017))

10.3

Form of Employment Agreement between the Registrant and Burton Field (incorporated herein by reference to Exhibit 10.5 to Old MB Financial’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-24566))

10.4	Form of Change of Control Severance Agreement between MB Financial Bank, National Association and each of Thomas Panos, Jill E. York, Thomas P. Fitzgibbon, Jr., Jeffrey L. Husserl and Others*

10.5

Avondale Financial Corp. 1995 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Old MB Financial (then known as Avondale Financial Corp.) (No. 33-98860))

10.6	Coal City Corporation 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

Exhibit Number	Description

10.7	1997 MB Financial, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

10.8	MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8(a) to Amendment No. One to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

10.9	MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8(b) to Amendment No. One to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

10.10

Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to Old MB Financial’s (then known as Avondale Financial Corp.) Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24566))

10.11	Non-Competition Agreement between the Registrant and E.M. Bakwin*

10.12	Non-Competition Agreement between the Registrant and Kenneth A. Skopec*

10.13

Form of Change In Control Agreement between the Registrant and each of Ronald D. Santo and William McCarty III (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

16

Letter re change in certifying accountant (incorporated herein by reference to Exhibit 16 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 26, 2001 (File No. 0-24566-01))

21	Subsidiaries of the Registrant*

23.1	Consent of KPMG LLP*

23.2	Consent of McGladrey & Pullen, LLP*

24	Power of Attorney*

99	Opinion of McGladrey & Pullen, LLP, predecessor accountant*

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MB FINANCIAL, INC.

(registrant)

By:	/s/ MITCHELL FEIGER
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:  April 1, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Mitchell Feiger	Director, President and Chief Executive Officer
Mitchell Feiger	(Principal Executive Officer), April 1, 2002

/s/ Jill E. York	Vice President and Chief Financial Officer
Jill E. York	(Principal Financial Officer and Principal Accounting Officer), April 1, 2002

/s/ E.M. Bakwin *	Director	) April 1, 2002
E.M. Bakwin		)
)
/s/ Robert S. Engelman, Jr. *	Director	)
Robert S. Engelman, Jr.		)
)
/s/ Alfred Feiger *	Director	)
Alfred Feiger		)
)
/s/ Burton J. Field *	Director	)
Burton J. Field		)
)
/s/ Lawrence E. Gilford *	Director	)
Lawrence E. Gilford		)
)
/s/ Richard I. Gilford *	Director	)
Richard I. Gilford		)
)
/s/ James N. Hallene *	Director	)
James N. Hallene		)
)
/s/ Thomas H. Harvey *	Director	)
Thomas H. Harvey		)
)
/s/ Patrick Henry *	Director	)
Patrick Henry		)
)
/s/ Leslie S. Hindman *	Director	)
Leslie S. Hindman		)
)
/s/ Richard J. Holmstrom *	Director	)
Richard J. Holmstrom		)
)
/s/ David L. Husman *	Director	)
David L. Husman		)
)
/s/ Clarence Mann *	Director	)
Clarence Mann		)
)
/s/ Ronald D. Santo *	Director	)
Ronald D. Santo		)
)
/s/ Eugene Sawyer *	Director	)
Eugene Sawyer		)
)
/s/ Kenneth A. Skopec *	Director	)
Kenneth A. Skopec		)

*By: /s/ Mitchell Feiger	Individually and Attorney-in-Fact	)