Form 10-K/A
period 2001-12-31
MB FINANCIAL INC     /MD
filed 2002-04-12
CIK 1139812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

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

The following table sets forth selected quarterly financial data restated to reflect the merger of MB Financial and MidCity Financial with and into the Company, which is being accounted for as a pooling of interests (in thousands, except common share data):

Three Months Ended 2001

Three Months Ended 2000

	December(1)	September	June	March	December	September	June	March
Statement of Income Data:
Interest Income	$53,631	$57,310	$58,027	$58,288	$59,992	$58,605	$55,561	$53,830
Interest expense	22,019	27,149	30,626	32,088	33,234	32,009	28,856	27,128

Net interest income	31,612	30,161	27,401	26,200	26,758	26,596	26,705	26,702
Provision for loan losses	3,011	1,870	1,260	760	1,963	2,073	2,109	2,018

Net interest income after provision for loan losses	28,601	28,291	26,141	25,440	24,795	24,523	24,596	24,684
Other income	6,796	5,946	7,061	6,393	4,949	5,097	5,149	5,253
Other expense	44,333	22,267	21,668	20,821	20,177	21,503	20,986	21,233

Income (loss) before income taxes	(8,936)	11,970	11,534	11,012	9,567	8,117	8,759	8,704
Income taxes	1,274	4,259	3,996	3,688	2,372	1,684	2,017	2,113
Net income (loss)	$(10,210)	$7,711	$7,538	$7,324	$7,195	$6,433	$6,742	$6,591

Common Share Data(2):
Basic earnings (loss) per common share(3)	$(0.59)	$0.44	$0.43	$0.42	$0.41	$0.37	$0.38	$0.37
Diluted earnings (loss) per common share(3)	$(0.59)	$0.43	$0.42	$0.41	$0.41	$0.36	$0.38	$0.37
Weighted average common shares outstanding	17,439,211	17,595,327	17,606,797	17,607,365	17,607,365	17,607,365	17,607,365	17,607,365
Diluted weighted average common shares outstanding	17,439,211	17,971,952	17,883,647	17,695,425	17,607,922	17,649,212	17,617,162	17,607,365

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

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

(Amounts in thousands, except share data)

	2001	2000
ASSETS

Cash and due from banks	$106,572	$92,652
Interest bearing deposits with banks	4,408	9,172
Federal funds sold	19,500	29,775
Investment securities available for sale	843,286	290,135
Investment securities held to maturity, at amortized cost (fair value of $661,979 at December 31, 2000)	—	660,311
Loans (net of allowance for loan losses of $27,500 at December 31, 2001 and $26,836 at December 31, 2000)	2,276,591	1,990,514
Lease investments, net	56,115	45,344
Interest only securities	8,580	10,538
Premises and equipment, net	49,308	49,492
Cash surrender value of life insurance	33,890	31,703
Intangibles, net	34,826	31,125
Other assets	32,777	46,590

Total assets	$3,465,853	$3,287,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest bearing	$473,624	$434,576
Interest bearing	2,348,102	2,204,819
Total deposits	2,821,726	2,639,395
Short-term borrowings	243,282	294,801
Long-term borrowings	58,980	43,596
Accrued expenses and other liabilities	48,277	32,253
Total liabilities	3,172,265	3,010,045

Stockholders’ Equity:
Common stock ($.01 par value; authorized 40,000,000 shares; issued 17,486,924 shares at December 31, 2001, and 18,527,071 at December 31, 2000)	175	186
Additional paid-in capital	63,104	75,593
Retained earnings	219,424	211,871
Accumulated other comprehensive income (loss)	10,885	(1,750)
Less: 919,705 shares of treasury stock, at cost, at December 31, 2000	—	(8,594)
Total stockholders’ equity	293,588	277,306

Total liabilities and stockholders’ equity	$3,465,853	$3,287,351

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

Date:  April 12, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Mitchell Feiger	Director, President and Chief Executive Officer
Mitchell Feiger	(Principal Executive Officer), April 12, 2002

/s/ Jill E. York	Vice President and Chief Financial Officer
Jill E. York	(Principal Financial Officer and Principal Accounting Officer), April 12, 2002

/s/ E.M. Bakwin *	Director	) April 12, 2002
E.M. Bakwin		)
)
/s/ Robert S. Engelman, Jr. *	Director	)
Robert S. Engelman, Jr.		)
)
/s/ Alfred Feiger *	Director	)
Alfred Feiger		)
)
/s/ Burton J. Field *	Director	)
Burton J. Field		)
)
/s/ Lawrence E. Gilford *	Director	)
Lawrence E. Gilford		)
)
/s/ Richard I. Gilford *	Director	)
Richard I. Gilford		)
)
/s/ James N. Hallene *	Director	)
James N. Hallene		)
)
/s/ Thomas H. Harvey *	Director	)
Thomas H. Harvey		)
)
/s/ Patrick Henry *	Director	)
Patrick Henry		)
)
/s/ Leslie S. Hindman *	Director	)
Leslie S. Hindman		)
)
/s/ Richard J. Holmstrom *	Director	)
Richard J. Holmstrom		)
)
/s/ David L. Husman *	Director	)
David L. Husman		)
)
/s/ Clarence Mann *	Director	)
Clarence Mann		)
)
/s/ Ronald D. Santo *	Director	)
Ronald D. Santo		)
)
/s/ Eugene Sawyer *	Director	)
Eugene Sawyer		)
)
/s/ Kenneth A. Skopec *	Director	)
Kenneth A. Skopec		)

*By: /s/ Mitchell Feiger	Individually and Attorney-in-Fact	)