Form 10-Q
period 2002-03-31
MB FINANCIAL INC     /MD
filed 2002-05-13
CIK 1139812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

YES:    ☒        NO:   ☐

There were outstanding 17,562,170 shares of the registrant’s common stock as of May 13, 2002.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

MARCH 31, 2002

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

MB FINANCIAL, INC.

CONSOLIDATED BALANCE SHEETS

At March 31, 2002, December 31, 2001 and March 31, 2001

(Amounts in thousands, except share data)

(Unaudited)

	March 31, 2002	December 31, 2001	March 31, 2001

ASSETS
Cash and due from banks	$77,789	$106,572	$72,658
Interest bearing deposits with banks	1,358	4,408	10,585
Federal funds sold	33,100	19,500	66,275
Investment securities available for sale	798,003	843,286	930,791
Loans (net of allowance for loan losses of $27,506 at March 31, 2002, $27,500 at December 31, 2001 and $29,065 at March 31, 2001	2,278,392	2,284,454	2,041,466
Lease investments, net	46,594	48,252	49,379
Interest only receivables	8,383	8,580	8,496
Premises and equipment, net	47,856	49,308	49,726
Cash surrender value of life insurance	69,917	33,890	32,226
Goodwill, net	32,031	32,031	27,068
Other Intangibles, net	2,609	2,795	3,249
Other assets	32,912	32,777	40,080

Total assets	$3,428,944	$3,465,853	$3,331,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$438,085	$473,624	$391,736
Interest bearing	2,418,296	2,348,102	2,244,485
Total deposits	2,856,381	2,821,726	2,636,221
Short-term borrowings	173,339	243,282	331,829
Long-term borrowings	63,593	58,980	42,742
Accrued expenses and other liabilities	36,152	48,277	30,374
Total liabilities	3,129,465	3,172,265	3,041,166

Stockholders’ Equity
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued 17,564,170 shares at March 31, 2002, 17,486,924 at December 31, 2001, and 18,580,993 at March 31, 2001)	176	175	186
Additional paid-in capital	64,192	63,104	75,593
Retained earnings	227,150	219,424	217,585
Accumulated other comprehensive income	8,020	10,885	6,063
Less: 2,000 and 919,705 shares of treasury stock, at cost, at March 31, 2002 and 2001, respectively	(59)	—	(8,594)
Total stockholders’ equity	299,479	293,588	290,833

Total liabilities and stockholders’ equity	$3,428,944	$3,465,853	$3,331,999

See Notes to Unaudited Consolidated Financial Statements.

MB FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2002	2001

Interest Income:
Loans	$38,585	$42,650
Investment securities:
Taxable	10,606	13,712
Nontaxable	843	1,050
Federal funds sold	88	700
Other interest bearing accounts	18	176
Total interest income	50,140	58,288

Interest expense:
Deposits	17,071	26,637
Short-term borrowings	1,128	4,640
Long-term borrowings	740	811
Total interest expense	18,939	32,088
Net interest income	31,201	26,200

Provision for loan losses	3,400	760
Net interest income after provision for loan losses	27,801	25,440

Other income:
Loan service fees	1,152	744
Deposit service fees	2,408	2,126
Lease financing, net	763	513
Trust and brokerage fees	1,350	655
Net gains on sale of securities available for sale	580	888
Increase in cash surrender value of life insurance	1,027	523
Other operating income	1,055	944
	8,335	6,393

Other expense:
Salaries and employee benefits	11,222	10,716
Occupancy and equipment expense	3,753	4,330
Goodwill amortization expense	—	567
Other Intangibles amortization expense	186	241
Advertising and marketing expense	809	838
Other operating expenses	5,130	4,129
	21,100	20,821
Income before income taxes	15,036	11,012

Income taxes	4,687	3,688
Net Income	$10,349	$7,324

Common share data:
Basic earnings per common share	$0.59	$0.42
Diluted earnings per common share	$0.58	$0.41
Weighted average common shares outstanding	17,531,402	17,607,365
Fully diluted common shares outstanding	17,884,036	17,695,425

See Notes to Unaudited Consolidated Financial Statements.

MB FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2002	2001

Cash Flows From Operating Activities
Net income	$10,349	$7,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,453	4,922
Gain on disposal of premises and equipment and leased equipment	(571)	(63)
Amortization of intangibles	186	808
Provision for loan losses	3,400	760
Provision for deferred income taxes	4,688	519
Amortization of premiums and discounts on investment securities available for sale, net	615	43
Net gains on sale of investment securities available for sale	(580)	(888)
Increase in cash surrender value of life insurance	(1,027)	(523)
Interest only receivables accretion	(257)	(160)
(Increase) decrease in other assets	(3,219)	2,152
Decrease in other liabilities	(12,113)	(1,879)
Net cash provided by operating activities	5,924	13,015

Cash Flows From Investing Activities
Proceeds from sale of securities available for sale	5,557	888
Proceeds from maturities and calls of securities available for sale	87,677	95,189
Purchase of securities available for sale	(52,445)	(64,152)
Net decrease (increase) in loans	2,595	(50,161)
Purchases of premises and equipment and leased equipment	(5,034)	(10,798)
Proceeds from sales of premises and equipment and leased equipment	2,998	21
Principal collected (paid) on lease investments	1,258	(112)
Purchase of bank owned life insurance	(35,000)	—
Proceeds received from interest only receivables	505	2,639
Net cash provided by (used in) investing activities	8,111	(26,486)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	34,655	(3,174)
Net (decrease) increase in short-term borrowings	(69,943)	37,028
Proceeds from long-term borrowings	5,389	146
Principal paid on long-term borrowings	(776)	(1,000)
Purchase of treasury stock	(59)	—
Stock options exercised	1,089	—
Dividends paid on common stock	(2,623)	(1,610)
Net cash (used in) provided by financing activities	(32,268)	31,390

Net (decrease) increase in cash and due from banks	$(18,233)	$17,919

Cash and cash equivalents:
Beginning of period	130,480	131,599

End of period	$112,247	$149,518

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest paid to depositors and other borrowed funds	$20,242	$31,709
Income taxes (refund) paid, net	$(325)	$1,000

Transfer of investment securities from held to maturity to available for sale	$—	$660,311
Real estate acquired in settlement of loans	$—	$147

See Notes to Unaudited Consolidated Financial Statements.

MB FINANCIAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and 2001

(Unaudited)

1.     BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”) and its subsidiaries, including its three wholly owned national bank subsidiaries (collectively, the “Banks”): MB Financial Bank, N.A., Union Bank, N.A., and Abrams Centre National Bank.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2001 audited financial statements.

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

2.     MERGERS AND ACQUISITIONS

On April 5, 2002, the Company completed its acquisition of First National Bank of Lincolnwood (“FNBL”), based in Lincolnwood, Illinois, and FNBL’s parent, First Lincolnwood Corporation.  Under the acquisition agreement, the Company paid $351.11 in cash for each of the 85,810 outstanding shares of the common stock of First Lincolnwood Corporation, and $185.00 in cash per share for each of the 26,535 outstanding shares of FNBL stock held by minority stockholders, for an aggregate purchase price of approximately $35.0 million.  The Company merged the three-office, $240.0 million asset FNBL into the Company’s Illinois-based subsidiary bank, MB Financial Bank, N.A. (“MB Financial Bank”).

On November 6, 2001, MB Financial, Inc., a Delaware corporation (“Old MB Financial”) and MidCity Financial Corporation, a Delaware corporation (“MidCity Financial”) each merged with and into the Company, with the Company as the surviving entity.  The Company, named MB-MidCity, Inc. prior to the merger, was renamed MB Financial, Inc., upon completion of the merger.

The holders of Old MB Financial common stock were issued one share of common stock of the Company for each share held prior to the transaction.  Each share of MidCity Financial common stock was exchanged for 230.32955 shares of common stock of the newly formed Company.  The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the information included in the consolidated financial statements presents the combined results as if the merger had been in effect for all periods presented at historical cost.

After completion of the merger, Old MB Financial’s subsidiary bank, Manufacturers Bank, and MidCity Financial’s Illinois-based subsidiary banks, The Mid-City National Bank of Chicago, First National Bank of Elmhurst and First National Bank of MortonzGrove, were merged.  The Mid-City National Bank of Chicago was the surviving institution and was renamed and now operates as MB Financial Bank.  MidCity Financial’s other subsidiary banks, Abrams Centre National Bank, based in Dallas, Texas, and Union Bank, N.A., based in Oklahoma City, Oklahoma, are now held as separate subsidiaries of the Company.

The following information reconciles net interest income and net income of Old MB Financial as previously reported in Old MB Financial’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001 to those included in the accompanying consolidated financial statements (in thousands):

Three Months Ended March 31,
2001

Net interest income
Old MB Financial	$11,024
MidCity Financial	15,176
Total net interest income	$26,200

Net income
Old MB Financial	$2,975
MidCity Financial	4,349
Total net income	$7,324

On April 21, 2001, the Company acquired FSL Holdings (“FSL”) and its subsidiary, First Savings & Loan Association of South Holland, with assets of $221.8 million.  First Savings and Loan of South Holland was subsequently merged into MB Financial Bank.  Each shareholder of FSL was paid $165.00 for each share of common stock held by such shareholder (for an aggregate consideration of $41.3 million).  The transaction was accounted for as a purchase and generated $6.9 million in goodwill.

Pro forma results of operation for FSL for the three months ended March 31, 2001 are not included, as FSL would not have had a material impact on the Company’s financial statements.

3.     COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale and interest only receivables arising during the quarter, net of tax.  Comprehensive income was $7.5 million and $15.1 million for the three-month periods ended March 31, 2002 and 2001, respectively.

4.     EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except share and per share data):

	Three Months Ended
	March 31, 2002	March 31, 2001

Basic:
Net income	$10,349	$7,324
Average shares outstanding	17,531,402	17,607,365
Basic earnings per share	$0.59	$0.42

Diluted:
Net income	$10,349	$7,324
Average shares outstanding	17,531,402	17,607,365
Net effect of dilutive stock options	352,634	88,060
Total	17,884,036	17,695,425
Diluted earnings per share	$0.58	$0.41

5.     ADOPTION OF STATEMENT 142

On January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Under the provisions of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but instead will be subject to at least annual assessments for impairment by applying a fair-value based test.  SFAS 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  The Company determined that no transitional impairment loss was required at January 1, 2002.

Goodwill and intangible asset disclosures are as follows (in thousands):

	As of March 31, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$15,323	$(12,714)

Aggregate amortization expense:
For the quarter ended March 31, 2002	$186

Estimated amortization expense:
For the year ended December 31, 2002	$744
For the year ended December 31, 2003	$569
For the year ended December 31, 2004	$412
For the year ended December 31, 2005	$227
For the year ended December 31, 2006	$153

Goodwill	$32,031

The following table presents proforma net income and earnings per share in all periods presented exclusive of goodwill amortization expense (dollar amounts in thousands except earnings per share):

	Three Months Ended March 31,
	2002	2001

Reported net income	$10,349	$7,324
Add back: Goodwill Amortization	—	567
Adjusted net income	$10,349	$7,891

Basic earnings per share:
Reported net income	$0.59	$0.42
Add back: Goodwill Amortization	—	0.03
Adjusted net income	$0.59	$0.45

Fully diluted earnings per share:
Reported net income	$0.58	$0.41
Add back: Goodwill Amortization	—	0.03
Adjusted net income	$0.58	$0.44

6.     RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes accounting and reporting standards for the impairment or disposal of long-lived assets.  This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed.  SFAS No. 144 provides one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held for use or newly acquired and broadens the presentation of discontinued operations to include more disposal transactions.  The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company adopted the statement as of January 1, 2002 and the implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

7.     LONG-TERM BORROWINGS

The Company had notes payable to banks totaling $8.5 million and $5.9 million at March 31, 2002 and 2001, respectively, which accrue interest at rates ranging from 6.02% to 8.43% and require aggregate monthly payments of approximately $240,000, including interest at various dates through October 7, 2006.  Lease investments includes equipment with an amortized cost of $7.4 million and $8.4 million at March 31, 2002 and 2001, respectively, that is pledged as collateral on these notes.

At March 31, 2002 and 2001, long-term borrowings included $25.0 million in floating rate Preferred Capital Securities (“Capital Securities”) through Coal City Capital Trust I (“Trust”), a statutory business trust and wholly owned subsidiary of the Company.  The Capital Securities pay cumulative cash distributions quarterly at a rate per annum, reset quarterly, equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 180 basis points.  The rate at March 31, 2002 was 3.71%.  Proceeds from the sale of the Capital Securities were invested by the Trust in floating rate (3-month LIBOR plus 180 basis points) Junior Subordinated Deferrable Interest Debentures (“Debentures”) issued by the Company which represents all of the assets of the Trust.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at the stated maturity in the year 2028 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Capital Securities plus any accumulated and unpaid distributions thereon to the date of redemption.  Prior redemption is permitted under certain circumstances.

At March 31, 2002, long-term borrowings also included $20.0 million in unsecured floating rate subordinated debt used to provide additional funding for future acquisitions.  The subordinated debt is a revolving loan agreement up to $40.0 million for a period of one year.  On January 30, 2003, the outstanding principal balance of such debt will become fixed.  Interest accrues at a rate of the 6-month LIBOR plus 260 basis points and is due quarterly.  Terms for this seven-year instrument are interest quarterly for two years, with equal quarterly principal amortization over the final five years, with a maturity of January 2009.  Prepayment is allowed at any time without penalty.  There are no operating covenants imposed by the terms of the subordinated debt.

The Company had Federal Home Loan Bank advances with maturity dates greater than one year of $10.1 million and $11.8 million at March 31, 2002 and 2001, respectively.  As of March 31, 2002, the advances have fixed interest rates ranging from 4.90% to 6.26%.  Advances in the amount of $3.0 million are callable on a quarterly basis and are due in 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s financial position and results of operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.  As described in note 2, the merger of Old MB Financial and MidCity Financial with and into the Company, which was completed on November 6, 2001 has been accounted for using the pooling of interests method of accounting and the historical financial statements of the Company reflect the merged companies combined.

General

The profitability of the Company’s operations depends primarily on its net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities.  The Company’s net income is affected by its provision for loan losses as well as other income and other expenses.  The provision for loan losses reflects the amount considered to be adequate to cover probable credit losses in the loan portfolio.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, net gains (losses) on the sale of securities available for sale, increase in cash surrender value of life insurance and other operating income.  Other expenses include salaries and employee benefits along with occupancy and equipment expense, intangibles amortization expense, advertising and marketing expense and other operating expenses.

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

Results of Operations

The Company had net income of $10.3 million for the first quarter of 2002 compared to $7.3 million for the first quarter of 2001, an increase of $3.0 million or 41.3%.  Of this increase, approximately $567 thousand, or $0.03 basic and fully diluted earnings per share, resulted from the adoption of Statement of Financial Accounting Standard No. 142 on January 1, 2002 which eliminated the requirement to amortize goodwill.  Net interest income, the largest component of net income, was $31.2 million for the three months ended March 31, 2002, an increase of $5.0 million from $26.2 million for the first quarter of 2001. Net interest income grew due to a forty-nine basis point increase in the net interest margin expressed on a fully taxable equivalent basis to 4.07%, and a $119.1 million increase in average earning assets.  The increased net interest margin was primarily due to the reversal of interest rate compression experienced in 2001, at which time earning assets were repricing more quickly than interest bearing liabilities in a declining rate environment.  The increase in earning assets was primarily due to continued growth of the loan portfolio.

The provision for loan losses increased by $2.6 million for the three months ended March 31, 2002 compared to the same period in 2001.  The increase was primarily due to the increase in non-performing loans in the first quarter of 2002 as compared to the same period in 2001.

Other income increased $1.9 million, or 30.4% to $8.3 million for the quarter ended March 31, 2002 from $6.4 million for the first quarter of 2001.  Trust and brokerage fees increased by $695 thousand due to increases in investment services income and income from trust services of $355 thousand and $316 thousand respectively.  Increase in cash surrender value of life insurance, loan service fees and deposit service fees increased by $504 thousand, $408 thousand and $282 thousand, respectively, while net gains on sale of securities available for sale declined by $308 thousand.  Also included in other operating income is a $436 thousand gain on the sale of real estate.

Other expense increased by $279 thousand, or 1.3% to  $21.1 million for the three months ended March 31, 2002 compared to $20.8 million for the three months ended March 31, 2001. Within the category, other operating expenses increased by $1.0 million due to a $1.0 million accrual for a pending litigation matter (further discussed under “Other Expense” below).  Salaries and employee benefits increased by $506 thousand due to the Company’s continued growth. Intangible amortization expense declined by $622 thousand, as goodwill is not subject to amortization in the 2002 period under the provisions of Statement of Financial Accounting Standards No. 142, which the Company adopted on January 1, 2002.  Occupancy and equipment expenses declined by $577 thousand due to cost savings realized as a result of the MB Financial/MidCity Financial merger in November 2001.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended March 31,
	2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans(1) (2)	$2,298,001	$38,481	6.79%	$2,020,892	$42,515	8.53%
Loans exempt from federal income taxes(3)	10,057	162	6.51	10,566	208	7.97
Taxable investment securities	746,822	10,606	5.76	850,416	13,712	6.54
Investment securities exempt from federal income taxes(3)	77,905	1,297	6.75	93,813	1,615	6.98
Federal funds sold	21,591	88	1.65	51,922	700	5.47
Other interest bearing deposits	4,715	18	1.55	12,398	176	5.76
Total interest earning assets	3,159,091	50,652	6.50	3,040,007	58,926	7.86
Non-interest earning assets	301,306			263,355
Total assets	$3,460,397			$3,303,362

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$571,194	$1,819	1.29%	$545,721	$4,511	3.35%
Savings deposits	337,889	824	0.99	322,508	1,572	1.98
Time deposits	1,496,442	14,428	3.91	1,353,275	20,554	6.16
Short-term borrowings	196,880	1,128	2.32	306,579	4,640	6.14
Long-term borrowings	62,399	740	4.81	52,818	811	6.23
Total interest bearing liabilities	2,664,804	18,939	2.88	2,580,901	32,088	5.04
Demand deposits — non-interest bearing	452,760			401,659
Other non-interest bearing liabilities	43,750			38,889
Stockholders’ equity	299,083			281,813
Total liabilities and stockholders’ equity	$3,460,397			$3,303,262

Net interest income/interest rate spread(4)		$31,713	3.56		$26,838	2.74

Net interest margin on a fully tax equivalent basis(5)			4.07%			3.58%

Net interest margin(5)			4.01%			3.50%

(1)                                 Non-accrual loans are included in average loans.

(2)                                 Interest income includes loan origination fees of $727 thousand and $749 thousand for the three months ended March 31, 2002 and 2001, respectively.

(3)                                 Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate for the three months ended March 31, 2002 and 2001.

(4)                                 Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)                                 Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a fully tax equivalent basis increased $4.9 million, or 18.2% to $31.7 million for the quarter ended March 31, 2002 from $26.8 million in the first quarter of 2001.  Interest income decreased due to a 136 basis point decline in yield on average interest earning assets to 6.50%. The decrease in yield was partially offset by a $119.1 million, or 3.9% increase in average earning assets, comprised of a $276.6 million increase in average loans offset by a $119.5 million decline in average investment securities and a $30.3 million decline in federal funds sold.  Interest expense declined due to a 216 basis point decrease in the average cost of funds to 2.88%, which was partially offset by a $83.9 million, or 3.3% increase in average interest bearing liabilities.  The net interest margin expressed on a fully taxable equivalent basis rose forty-nine basis points to 4.07% in the first quarter of 2002 from 3.58% in the comparable 2001 period due to the reversal of interest rate compression experienced in 2001, at which time earning assets were repricing more quickly than interest bearing liabilities in a declining rate environment.

Volume and Rate Analysis of Net Interest Income

The following table presents the extent to which changes in volume and interest rates of interest earning assets and interest bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior period rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior period volume) and (iii) change attributable to a combination of changes in rate and volume (change in rates multiplied by the changes in volume) (in thousands).  Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended March 31, 2002 Compared to March 31, 2001
	Changes Due to Volume	Change Due to Rate	Total Change

Interest Earning Assets:
Loans	$5,350	$(9,384)	$(4,034)
Loans exempt from federal income taxes (1)	(10)	(36)	(46)
Taxable investment securities	(1,569)	(1,537)	(3,106)
Investment securities exempt from federal income taxes (1)	(266)	(52)	(318)
Federal funds sold	(279)	(333)	(612)
Other interest bearing deposits	(72)	(86)	(158)
Total increase in interest income	3,154	(11,428)	(8,274)

Interest Bearing Liabilities:
NOW and money market deposit accounts	202	(2,894)	(2,692)
Savings deposits	72	(820)	(748)
Time deposits	1,996	(8,122)	(6,126)
Short-term borrowings	(1,283)	(2,229)	(3,512)
Long-term borrowings	132	(203)	(71)
Total increase in interest expense	1,119	(14,268)	(13,149)
Increase (decrease) in net interest income	$2,035	$2,840	$4,875

(1) Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Other Income

Other income increased $1.9 million, or 30.4% to $8.3 million for the quarter ended March 31, 2002 from $6.4 million for the first quarter of 2001.  Trust and brokerage fees increased by $695 thousand, or 106.1% primarily due to increases in investment services income and income from trust services of $355 thousand and $316 thousand respectively.  Increase in cash surrender value of life insurance grew by $504 thousand, or 96.4% as the insurance investment more than doubled due to an additional $35.0 million invested on January 2, 2002.  Loan service fees increased by $408 thousand due to a greater volume of prepayment fees within the commercial and lease loan portfolios.  Deposit service fees grew by $282 thousand due to increased monthly service charges, while net gains on sale of available for sale securities declined by $308 thousand.   Other operating income in the 2002 period includes a $436 thousand gain on the sale of real estate.

Other Expense

Other expense increased by $279 thousand, or 1.3% to  $21.1 million for the three months ended March 31, 2002 compared to $20.8 million for the three months ended March 31, 2001.  Within the category, other operating expenses increased by $1.0 million due to a $1.0 million accrual for an unfavorable appellate court ruling related to rent payments claimed to be owed by the Company pursuant to a land lease agreement under which the Company is lessee.  During the first quarter of 2002, the appellate court reversed the decision of a lower court, which found that the Company was not liable for these payments under the lease agreement, and directed summary judgement in favor of the plaintiff, the lessor.  The Company is pursuing various legal options to seek reversal of the appellate court ruling.  The accrual reflects the amount pertaining to rent expense incurred through the first quarter of 2002.   Salaries and employee benefits increased by $506 thousand due to the Company’s continued growth.  Intangibles amortization expense declined by $622 thousand as goodwill is not subject to amortization in the 2002 period under the provisions of Statement of Financial Standards No. 142, which the Company adopted on January 1, 2002.  Occupancy and equipment expenses declined by $577 thousand due to cost savings achieved by the disposal of fixed assets no longer in use as a result of the MB Financial/MidCity

Financial merger in November 2001.  Due to the disposals, depreciation expense and maintenance and repairs expense decreased $353 thousand and $206 thousand, respectively, from the same period in 2001.

Income Taxes

Income tax expense for the three months ended March 31, 2002 was $4.7 million compared to $3.7 million for the same period in 2001.  The effective tax rate decreased to 31.2% for the first quarter of 2002 from 33.5% for the same period in 2001.  The effective tax rate decreased primarily due to an increase in tax-exempt income generated from an additional investment of $35.0 million in cash surrender value of life insurance during January 2002.

Balance Sheet

Total assets declined $36.9 million, or 1.1% to $3.4 billion at March 31, 2002 compared to $3.5 billion at December 31, 2001.  The decrease was primarily due to declines in investment securities available for sale and cash and due from banks of $45.3 million and $28.8 million, respectively.  The above declines were partially offset by a $36.0 million, or 106.3% increase in cash surrender value of life insurance due to an additional $35.0 million investment in January 2002 and a $13.6 million increase in federal funds sold.

Total liabilities declined by $42.8 million, or 1.3% to $3.1 billion at March 31, 2002 from $3.2 billion at December 31, 2001. Short-term borrowings declined by $69.9 million primarily due to declines in Federal Home Loan Bank advances and notes payable of $53.0 million and  $7.6 million, respectively.  Non-interest bearing deposits and accrued expenses and other liabilities declined by $35.5 million and $12.1 million, while interest bearing deposits grew by  $70.2 million, due to increases in brokered deposits and certificates of deposit of $56.4 million and $33.2 million, respectively.  The decrease in accrued expenses and other liabilities was primarily due to accrued merger expenses paid during the first quarter of 2002 pertaining to the merger of Old MB Financial and MidCity Financial.

Total stockholders’ equity increased $5.9 million, or 2.0% to $299.5 million at March 31, 2002 compared to $293.6 million at December 31, 2001.  The growth was primarily due to earnings increasing retained earnings offset by a $2.9 million decrease in accumulated other comprehensive income and a $2.6 million, or $0.15 per share cash dividend.

Total assets increased $96.9 million, or 2.9% to $3.4 billion at March 31, 2002 compared to $3.3 billion at March 31, 2001. The increase was primarily due to growth of the loan portfolio and partially offset by investment security maturities.  Net loans grew by $236.9 million, or 11.6% due to increases in commercial real estate and construction real estate of $151.1 million and $75.2 million, respectively. A portion of this growth was provided by the approximately $141.0 million in loans acquired through the acquisition of FSL in April 2001.  Of these loans, $46.2 million were subsequently sold in June 2001.  Cash surrender value of life insurance increased by $37.7 million, or 117.0% due to an additional investment of $35.0 million made in January 2002.  The above increases were partially offset by declines in investment securities available for sale and federal funds sold of $132.8 million and $33.2 million, respectively.

Total liabilities increased $88.3 million, or 2.9%, to $3.1 billion at March 31, 2002 compared to $3.0 billion at March 31, 2001. The growth was due to a $220.2 million, or 8.4% increase in total deposits largely due to the acquisition of FSL.  The deposit increase is comprised of a $173.8 million increase in interest bearing deposits and $46.3 million increase in non-interest bearing deposits.  Long-term borrowings grew by $20.9 million, primarily due to an increase in subordinated debt of $20.0 million.  Short-term borrowings decreased by $158.5 million, primarily due to declines in Federal Home Loan Bank advances, federal funds purchased and securities sold under agreement to repurchase of $69.0 million, $42.4 million and $38.6 million, respectively.

Total stockholders’ equity increased $8.6 million, or 3.0% to $299.5 million at March 31, 2002 compared to $290.8 million at March 31, 2001.  The growth was primarily due to earnings increasing retained earnings as well as a $2.0 million increase in accumulated other comprehensive income, offset by $5.8 million in cash dividends.

Loan Portfolio

The following table sets forth the composition of the loan portfolio (dollars in thousands):

	March 31, 2002		December 31, 2001		March 31, 2001
	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$492,088	21.34%	$490,314	21.21%	$516,605	24.95%
Commercial loans collateralized by Assignment of lease payments	290,512	12.60%	303,063	13.11%	262,016	12.65%
Commercial real estate	856,140	37.13%	862,586	37.31%	705,031	34.05%
Residential real estate	347,718	15.08%	351,064	15.18%	323,667	15.64%
Construction real estate	153,907	6.67%	132,403	5.73%	78,721	3.80%
Installment and other	165,533	7.18%	172,524	7.46%	184,491	8.91%
Gross loans (1)	2,305,898	100.00%	2,311,954	100.00%	2,070,531	100.00%
Allowance for loan losses	(27,506)		(27,500)		(29,065)
Net loans	$2,278,392		$2,284,454		$2,041,466

(1)   Gross loans balances at March 31, 2002, December 31, 2001, and March 31, 2001 are net of unearned income, including net deferred loan fees of $3.7 million, $3.6 million, and $2.1 million, respectively.

Net loans decreased by $6.1 million from December 31, 2001.  Net loans increased by $236.9 million from $2.0 billion at March 31, 2001 due to increases in commercial real estate and construction real estate of $151.1 million and $75.2 million, respectively. A portion of this growth was provided by the approximately $141.0 million in loans acquired through the FSL acquisition in May 2001.  Of these loans, $46.2 million were subsequently sold in June 2001.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollars in thousands):

	March 31, 2002	December 31, 2001	March 31, 2001

Non-performing loans:
Non-accrual loans	$18,814	$17,835	$12,726
Loans 90 days or more past due, still accruing interest	243	164	3,932
Total non-performing loans	19,057	17,999	16,658

Other real estate owned	342	1,164	568
Other repossessed assets	62	38	88

Total non-performing assets	$19,461	$19,201	$17,314

Total non-performing loans to total loans	0.83%	0.78%	0.80%
Allowance for loan losses to non-performing loans	144.34%	152.79%	174.48%
Total non-performing assets to total assets	0.57%	0.55%	0.52%

Total non-performing assets increased  $260 thousand, or 1.4%, to $19.5 million at March 31, 2002 from $19.2 million at December 31, 2001, primarily due to a $979 thousand increase in non-accrual loans resulting from the addition of several small commercial credits. The increase in non-accrual loans was partially offset by an $822 thousand decline in other real estate owned.

Total non-performing assets increased $2.1 million, or 12.4%, to $19.5 million at March 31, 2002 from $17.3 million at March 31, 2001 due to a $2.4 million increase in non-performing loans.  The $6.1 million increase in non-accrual loans is primarily due to one commercial real estate loan.  This loan is secured by a first lien on real estate with an estimated fair market value of $3.4 million and cash collateral of $1.6 million.

Allowance for Loan Losses

A reconciliation of the activity in the Company’s allowance for loan losses follows (dollars in thousands):

	Three Months Ended
	March 31, 2002	March 31, 2001

Balance at beginning of period	$27,500	$26,836
Additions resulting from purchase of loans	—	2,000
Provision for loans losses	3,400	760
Charge-offs	(3,633)	(681)
Recoveries	239	150
Balance at March 31,	$27,506	$29,065

Total gross loans at March 31,	$2,305,898	$2,070,531

Ratio of allowance for loan losses to total loans	1.19%	1.40%

Net charge-offs increased by $2.9 million to $3.4 million for the three months ended March 31, 2002 compared to $531 thousand for the three months ended March 31, 2001.  The increase was primarily due to the charge-off of $2.8 million in loans to one commercial customer and one lease banking customer.  In the first quarter of 2001, the Company added $22.8 million of pooled home equity lines of credit through the purchase of a 100% interest in the 97-2 securitization trust and added $2.0 million to the allowance for loan losses for these loans.  The provision for loan losses increased by $2.6 million for the three months ended March 31, 2002 compared to the same period in 2001.  The increase was primarily due to the increase in non-performing loans in the first quarter of 2002 as compared to the same period in 2001.

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

The Company maintains its allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience.  The Company further uses a risk rating system to evaluate the adequacy of the allowance for loan losses.  With this system, each loan is risk rated between one and nine, by the originating loan officer or loan committee, with one being the best case and nine being a loss or the worst case.  Loan loss reserve factors are multiplied against the balances in each risk-rating category to determine an appropriate level for the allowance for loan losses.  Loans with risk ratings between six and eight are monitored much closer by the officers.  Control of the Company’s loan quality is continually monitored by management and is reviewed by the Board of Directors and loan committee of the Company on a monthly basis, subject to oversight by the Company’s Board of Directors through its members who serve on the loan committee.  The Company consistently applies its methodology for determining the adequacy of the allowance for loan losses, but may make adjustments to its methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.

Potential Problem Loans

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

Potential problem loans are loans included on the watchlist presented to the Board of Directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  The aggregate principal amounts of potential problem loans as of March 31, 2002, December 31, 2001 and March 31, 2001 were approximately $16.4 million, $15.7 million and $8.7 million, respectively.  The increase from March 31, 2001 is primarily due one lease customer relationship (see discussion below with respect to K-Mart Loans).

As of March 31, 2002, the Company had approximately $9.9 million in performing lease loans and direct finance leases (collectively “K-Mart loans”) extended to K-Mart Corporation.  K-Mart Corporation filed for bankruptcy protection on January 22, 2002.  The K-Mart loans are secured by revenue producing equipment with an original cost of $10.2 million that was purchased and installed during the second half of 2001.  While the K-Mart loans are currently performing in accordance with their terms, no assurance can be given that this will continue to be the case and such performance may depend on the terms of a reorganization plan for K-Mart.  No assurances can be made that a loss will not be incurred.

Lease Investments

Lease investments by categories follow (in thousands):

	March 31, 2002	December 31, 2001	March 31, 2001

Direct financing leases (1)	$7,346	$7,863	$1,698

Operating leases:
Equipment, at cost	83,004	82,489	83,612
Less accumulated depreciation	(36,410)	(34,237)	(34,233)
Lease investments, net	$46,594	$48,252	$49,379

(1) Direct financing leases are included as lease loans for financial statement purposes.

Lease investments are investments in equipment leased to other companies by the Company.  The Company has steadily grown its lease portfolio over the past five years from virtually nothing to $46.6 million at March 31, 2002.  The Company funds most of its lease equipment purchases, but has some loans at other banks totaling $8.5 million at March 31, 2002, $7.9 million at December 31, 2001 and $5.9 million at March 31, 2001.

The operating lease portfolio is made up of various types of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment.  The credit quality of the lessee generally must be in one of the top four rating categories of Mergent’s (formerly Moody’s) or Standard & Poors, or the equivalent.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, the Company usually limits individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seeks to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.

At March 31, 2002, the following schedule represents the residual values for operating leases in the year initial lease terms are ended (in thousands):

End of Initial Lease Terms December 31,	Residual Values

2002 and prior	$4,182
2003	1,375
2004	3,319
2005	1,949
2006	1,469
2007	57

$12,351

There were approximately 158 leases at March 31, 2002 compared to 143 at December 31, 2001 and 150 at March 31, 2001.  In addition, residual lease values were $12.4 million, $11.2 million, and $11.9 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively, resulting in an average residual per lease of $78 thousand, $78 thousand and $79 thousand for the respective periods.

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

At March 31, 2002, December 31, 2001 and March 31, 2001, interest only receivables were $8,383,000, $8,580,000 and $8,496,000, respectively.  The value of interest only receivables is subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets.  On a quarterly basis, the Company performs a review to determine the fair value of its interest only receivables, as these receivables were accounted for as investment securities available for sale.  As part of the review, the Company reviews its assumptions of prepayment speeds, discount rates and anticipated credit losses.

The following table shows the results of the Company’s assumptions used to estimate the fair value at March 31, 2002 (dollars in thousands):

	Interest Only Receivables Pools
	96-1	97-1	98-1

	Adjustable (1)	Adjustable (1)	Adjustable (1)

Estimated fair value	$3,230	$3,290	$1,863
Prepayment speed	35.00%	35.00%	35.00%
Weighted-average life (in years) (2)	0.16	0.53	1.78
Expected credit losses (3)	0.58%	1.05%	7.24%
Residual cash flows discounted at	12.00%	12.00%	12.00%
Loans outstanding at March 31, 2002	9,468	11,006	25,140
Retained interest in equity lines of credit trusts	5,640	4,174	1,834

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

(3)               Assumed remaining credit losses over the life remaining on the loans outstanding at March 31, 2002 are $55 thousand, $116 thousand, and $1.8 million for 96-1, 97-1, and 98-1, respectively.  The estimated credit loss percentage is derived by dividing the remaining credit losses by the related loan balance outstanding in the pool.

In February 2001, the Company acquired in the market 100% of securities outstanding in the 97-2 securitization trust held by investors.  After the acquisition, the Company applied purchase accounting and the securitization trust and its activities were consolidated into the Company’s financial statements.

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

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value for the major components of investment securities available for sale carried at fair value (in thousands).  There were no investment securities classified as held to maturity as of the dates presented below.

	At March 31, 2002		At December 31, 2001		At March 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury securities	$22,716	$22,605	$26,004	$26,301	$24,021	$24,235
U.S. Government agencies	323,000	329,461	345,334	354,754	379,875	386,230
States and political subdivisions	81,804	83,424	80,866	82,229	94,441	95,898
Mortgage-backed securities	277,195	280,701	292,573	296,216	328,368	329,925
Corporate bonds	53,906	51,669	53,912	52,423	70,198	67,200
Equity securities	17,074	17,702	17,996	19,083	14,887	16,484
Debt securities issued by foreign governments	790	792	878	881	898	898
Investments in equity lines of credit trusts	11,649	11,649	11,399	11,399	9,921	9,921
Total	$788,134	$798,003	$828,962	$843,286	$922,609	$930,791

Liquidity and Sources of Capital

The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  Net cash provided by operating activities was $5.9 million and $13.0 million for the three months ended March 31, 2002 and 2001, respectively, a decrease of $7.1 million, due primarily to a larger decrease in other liabilities in the 2002 period.  Net cash provided by investing activities increased by $34.6 million, to $8.1 million for the three months ended March 31, 2002 from $26.5 million used in the same period in 2001.  The Company’s investing activities for the first three months of 2002 compared to 2001 included additional cash flows of $52.8 million due to a small decrease in loans, net of principal collections in the 2002 period, compared to a $50.2 million increase in the 2001 period, as well as declines in purchases of available for sale securities and purchase of premises and leased equipment of  $11.7 million and $5.8 million, respectively.  The above cash flows were partially offset by a $35.0 million purchase of life insurance in the first quarter of 2002. Net cash used in financing activities was $32.3 million for the three months ended March 31, 2002 while $31.4 million was provided in the first three months of 2001.  The $63.7 million increase in net cash used in financing activities was primarily due to a $69.9 million decrease in short term borrowings in the 2002 period compared to a $37.0 million increase in 2001 and a $34.7 million increase in deposits in the first quarter of 2002 compared to a slight decline in the 2001 period.

The Company expects to have available cash to meet its liquidity needs.  Liquidity management is monitored by the Asset/Liability committee of the Banks, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  In the event that additional short-term liquidity is needed, the Banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchased.  While there are no firm lending commitments in place, Management believes that Banks could borrow $155.7 million for a short time from these banks on a collective basis.  Additionally, MB Financial Bank, N.A. and Union Bank, N.A. are members of the Federal Home Loan Bank (FHLB) and each has the ability to borrow from the FHLB.  As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

At March 31, 2002, the Company’s total risk-based capital ratio was 12.94%, Tier 1 capital to risk-weighted assets ratio was 11.08% and Tier 1 capital to average asset ratio was 8.25%. The Banks were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at March 31, 2002.

As of March 31, 2002, the Company’s book value per share was $17.05 compared to $16.52 at March 31, 2001.  In addition, the Company’s tangible book value per share was $15.13 at March 31, 2002 compared to $14.86 at March 31, 2001.

Forward Looking Statements

When used in this Quarterly Report on Form 10-Q and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made.  These statements may relate to the Company’s future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items.  By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from the recently completed merger of Old MB Financial and MidCity Financial with the Company might not be realized within the expected time frame; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write–offs; (3) changes in management’s estimate of the adequacy of the allowance for loan losses; (4) changes in management’s valuation of the Company’s interest only receivables; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior and the Company’s net interest margin; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) the Company’s ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (9) the Company’s ability to access cost-effective funding; (10) changes in financial markets and general economic conditions; (11) new legislation or regulatory changes; and (12) changes in accounting principles, policies or guidelines.

The Company does not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2002, there has been no material change in market risk from December 31, 2001.

PART II. – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 10.14 - Employment Agreement between the MB Financial Bank and Ronald Santo

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of May 2002.

MB FINANCIAL, INC.

By:	/s/ Mitchell Feiger
Mitchell Feiger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jill E. York
Jill E. York
Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

MB FINANCIAL, INC.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.14	Employment Agreement between the MB Financial Bank and Ronald Santo