Form 10-Q
period 2002-06-30
MB FINANCIAL INC     /MD
filed 2002-08-14
CIK 1139812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES: ☒     NO: ☐

There were outstanding 17,574,561 shares of the registrant’s common stock as of August 14, 2002.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2002

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2002 and December 31, 2001

(Amounts in thousands, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and due from banks	$81,187	$106,572
Interest bearing deposits with banks	1,423	4,408
Federal funds sold	6,600	19,500
Investment securities available for sale	891,807	843,286
Loans (net of allowance for loan losses of $31,290 at June 30, 2002 and $27,500 at December 31, 2001)	2,421,405	2,284,454
Lease investments, net	45,738	48,252
Interest only securities	4,954	8,580
Premises and equipment, net	50,497	49,308
Cash surrender value of life insurance	70,958	33,890
Goodwill, net	43,955	32,031
Intangibles, net	3,317	2,795
Other assets	34,011	32,777

Total assets	$3,655,852	$3,465,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest bearing	$480,905	$473,624
Interest bearing	2,604,691	2,348,102
Total deposits	3,085,596	2,821,726
Short-term borrowings	157,572	243,282
Long-term borrowings	62,922	58,980
Accrued expenses and other liabilities	36,282	48,277
Total liabilities	3,342,372	3,172,265

Stockholders’ Equity
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued 17,568,067 shares at June 30, 2002 and 17,486,924 shares at December 31, 2001)	176	175
Additional paid-in capital	64,205	63,104
Retained earnings	236,058	219,424
Accumulated other comprehensive income	13,204	10,885
Less: 5,000 shares of treasury stock, at cost, at June 30, 2002	(163)	—
Total stockholders’ equity	313,480	293,588

Total liabilities and stockholders’ equity	$3,655,852	$3,465,853

See Accompanying Notes to Unaudited Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, except Common Share Data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest income:
Loans	$40,896	$43,255	$79,481	$85,905
Investment securities:
Taxable	11,178	13,168	21,784	26,880
Nontaxable	902	1,052	1,745	2,102
Federal funds sold	83	454	171	1,154
Other interest bearing deposits	6	98	24	274
Total interest income	53,065	58,027	103,205	116,315

Interest expense:
Deposits	17,459	26,335	34,530	52,972
Short-term borrowings	920	3,558	2,048	8,198
Long-term borrowings	780	733	1,520	1,544
Total interest expense	19,159	30,626	38,098	62,714
Net interest income	33,906	27,401	65,107	53,601

Provision for loan losses	3,800	1,260	7,200	2,020

Net interest income after provision for loan losses	30,106	26,141	57,907	51,581

Other income:
Loan service fees	1,844	1,011	2,996	1,755
Deposit service fees	2,911	2,153	5,319	4,279
Lease financing, net	490	620	1,253	1,133
Trust and brokerage fees	982	951	2,332	1,606
Net gains on sale of securities available for sale	693	726	1,273	1,614
Increase in cash surrender value of life insurance	1,041	541	2,068	1,064
Other operating income	1,388	1,059	2,443	2,003
	9,349	7,061	17,684	13,454

Other expense:
Salaries and employee benefits	12,182	11,378	23,404	22,094
Occupancy and equipment expense	4,163	4,430	7,916	8,760
Goodwill amortization expense	—	644	—	1,211
Other intangibles amortization expense	265	256	451	497
Advertising and marketing expense	815	832	1,624	1,670
Other operating expenses	5,271	4,128	10,401	8,257
	22,696	21,668	43,796	42,489

Income before income taxes	16,759	11,534	31,795	22,546

Income taxes	5,216	3,996	9,903	7,684

Net Income	$11,543	$7,538	$21,892	$14,862

Common share data:
Basic earnings per common share	$0.66	$0.43	$1.25	$0.84
Diluted earnings per common share	$0.64	$0.42	$1.22	$0.84
Weighted average common shares outstanding	17,563,806	17,606,797	17,547,693	17,607,079
Weighted average common shares outstanding including dilutive shares	17,926,360	17,883,646	17,901,767	17,790,056

See Accompanying Notes to Unaudited Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)	Six Months Ended June 30,
	2002	2001

Cash Flows From Operating Activities
Net income	$21,892	$14,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,892	10,365
Gain on disposal of premises and equipment and leased equipment	(661)	(92)
Amortization of other intangibles and goodwill	451	1,708
Provision for loan losses	7,200	2,020
Deferred income tax (benefit) expense	(2,175)	826
Amortization of premiums and discounts on investment securities available for sale, net	1,898	325
Net gains on sale of investment securities available for sale	(1,273)	(1,614)
Proceeds from sale of loans held for sale	15,558	46,175
Originations of loans held for sale	(15,288)	(46,094)
Net gains on sale of loans held for sale	(207)	—
Increase in cash surrender value of life insurance, net	(2,068)	(1,064)
Interest only securities accretion	(477)	(493)
Decrease in other assets	1,976	4,202
Decrease in other liabilities	(16,564)	(8,931)
Net cash provided by operating activities	19,154	22,195

Cash Flows From Investing Activities
Proceeds from sale of investment securities available for sale	81,604	30,905
Proceeds from maturities and calls of securities available for sale	155,923	230,118
Purchase of securities available for sale	(170,737)	(188,767)
Net increase in loans	(42,956)	(91,336)
Purchases of premises and equipment and leased equipment	(8,138)	(14,018)
Proceeds from sales of premises and equipment and leased equipment	2,993	182
Principal collected (paid) on lease investments	1,868	(197)
Purchase of bank owned life insurance	(35,000)	—
Cash paid, net of cash and cash equivalents acquired in acquisition	(22,560)	(6,780)
Proceeds received from interest only securities	3,391	2,852
Net cash used in investing activities	(33,612)	(37,041)

Cash Flows From Financing Activities
Net increase in deposits	81,047	37,205
Net decrease in short-term borrowings	(107,482)	(31,027)
Proceeds from long-term borrowings	4,000	16,000
Principal paid on long-term borrowings	(58)	(6,439)
Treasury stock transactions, net	(163)	(92)
Stock options exercised	1,102	—
Dividends paid on common stock	(5,258)	(3,220)
Net cash (used in) provided by financing activities	(26,812)	12,427

Net decrease in cash and cash equivalents	$(41,270)	$(2,419)

Cash and cash equivalents:
Beginning of period	130,480	131,599

End of period	$89,210	$129,180

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$39,111	$62,344
Income taxes paid, net	8,749	4,500

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash Assets acquired:
Investment securities available for sale	$111,656	$45,435
Loans, net	101,434	139,518
Premises and equipment, net	3,730	4,424
Other assets	2,019	584
Intangibles, net	973	326
Goodwill	11,924	6,944
	231,736	197,231

Liabilities assumed:
Deposits	182,823	176,549
Short-term borrowings	21,772	—
Long-term borrowings	—	5,526
Accrued expenses and other liabilities	4,581	8,376
	209,176	190,451
Net non cash assets acquired	$22,560	$6,780

Cash and cash equivalents acquired	$12,478	$35,109

Transfer of investment securities from held-to-maturity to available-for-sale	$—	$660,311
Real estate acquired in settlement of loans	176	1,048

See Accompanying Notes to Unaudited Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002 and 2001

(Unaudited)

1.              BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”) and its subsidiaries, including its three wholly owned national bank subsidiaries (collectively, the “Banks”): MB Financial Bank, N.A. (“MB Financial Bank”), Union Bank, N.A., and Abrams Centre National Bank.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2001 audited financial statements filed on Form 10-K.

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

2.              MERGERS AND ACQUISITIONS

On August 12, 2002, the Company acquired LaSalle Systems Leasing, Inc. and its affiliated company, LaSalle Equipment Limited Partnership (“LaSalle”), based in the Chicago metropolitan area, for $39.7 million.  Of this amount, $5.0 million was paid in the form of common stock, with the balance paid in cash.  The purchase price, which includes a $4.0 million deferred payment tied to LaSalle’s future results, is expected to generate approximately $3.0 million in goodwill.  LaSalle operates as a subsidiary of MB Financial Bank.  At December 31, 2001, LaSalle’s assets totaled approximately $94.6 million and stockholders’ equity totaled approximately $29.5 million.

On April 8, 2002, the Company completed its acquisition of First National Bank of Lincolnwood (“Lincolnwood”), based in Lincolnwood, Illinois, and Lincolnwood’s parent, First Lincolnwood Corporation.  Under the acquisition agreement, the Company paid $351.11 in cash for each of the 85,810 outstanding shares of the common stock of First Lincolnwood Corporation, and $185.00 in cash per share for each of the 26,535 outstanding shares of Lincolnwood stock held by minority stockholders, for an aggregate purchase price of approximately $35.0 million.  The Company merged the three-office, $227.5 million asset Lincolnwood into the Company’s Illinois-based subsidiary bank, MB Financial Bank.

Pro forma results of operation for Lincolnwood for the six month period ended June 30, 2002 and three and six months ended June 30, 2001 are not included, as Lincolnwood would not have had a material impact on the Company’s financial statements.

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

The following information reconciles net interest income and net income of Old MB Financial as previously reported in Old MB Financial’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2001 to those included in the accompanying consolidated financial statements (in thousands):

Three Months Ended

Six Months Ended

	June 30, 2001	June 30, 2001

Net interest income
Old MB Financial	$11,747	$22,771
MidCity Financial	15,654	30,830
Total net interest income	$27,401	$53,601

Net Income
Old MB Financial	$3,263	$6,238
MidCity Financial	4,275	8,624
Total net income	$7,538	$14,862

On April 21, 2001, the Old MB Financial acquired FSL Holdings (“FSL”) and its subsidiary, First Savings & Loan Association of South Holland, with assets of $221.8 million.  First Savings and Loan of South Holland was subsequently merged into MB Financial Bank.  Each shareholder of FSL was paid $165.00 for each share of common stock held by such shareholder (for an aggregate consideration of $41.3 million).  The transaction was accounted for as a purchase and generated $6.9 million in goodwill.

Pro forma results of operation for FSL for the three and six months ended June 30, 2001 are not included, as FSL would not have had a material impact on the Company’s financial statements.

3.              COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale and interest only receivables arising during the quarter, net of tax.  For the three and six month periods ended June 30, 2002, comprehensive income was $16.7 million and $24.2 million, and for the three and six months ended June 30, 2001, comprehensive income was $7.8 million and $22.9 million, respectively.

4.              EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except share and per share data):

Three Months Ended

Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Basic:
Net income	$11,543	$7,538	$21,892	$14,862
Average shares outstanding	17,563,806	17,606,797	17,547,693	17,607,079
Basic earnings per share	$0.66	$0.43	$1.25	$0.84

Diluted:
Net income	$11,543	$7,538	$21,892	$14,862
Average shares outstanding	17,563,806	17,606,797	17,547,693	17,607,079
Net effect of dilutive stock options	362,554	276,849	354,074	182,977
Total	17,926,360	17,883,646	17,901,767	17,790,056
Diluted earnings per share	$0.64	$0.42	$1.22	$0.84

5.              ADOPTION OF STATEMENT 142

On January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead will be subject to at least annual assessments for impairment by applying a fair-value based test.  SFAS No. 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  The Company determined that no transitional impairment loss was required at January 1, 2002.

Intangible asset disclosures are as follows (in thousands):

	As of June 30, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$16,296	$(12,979)

Aggregate intangible amortization expense:
For the six months ended June 30, 2002	$451

Estimated intangible amortization expense:
For the year ended December 31, 2002	$971
For the year ended December 31, 2003	824
For the year ended December 31, 2004	614
For the year ended December 31, 2005	376
For the year ended December 31, 2006	249

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows (in thousands):

Six Months Ended
June 30, 2002

Balance at beginning of period	$32,031
Goodwill acquired during period	11,924
Balance at June 30,	$43,955

The following table presents pro forma net income and earnings per share in all periods presented exclusive of goodwill amortization expense (dollar amounts in thousands except earnings per share):

Three Months Ended

Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Reported net income	$11,543	$7,538	$21,892	$14,862
Add back: Goodwill Amortization	—	644	—	1,211
Adjusted net income	$11,543	$8,182	$21,892	$16,073

Basic earnings per share:
Reported net income	$0.66	$0.43	$1.25	$0.84
Add back: Goodwill Amortization	—	0.04	—	0.07
Adjusted net income	$0.66	$0.47	$1.25	$0.91

Fully diluted earnings per share:
Reported net income	$0.64	$0.42	$1.22	$0.84
Add back: Goodwill Amortization	—	0.04	—	0.06
Adjusted net income	$0.64	$0.46	$1.22	$0.90

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).   SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability.  The Company will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.  The Company has not yet assessed the impact of its adoption on the consolidated financial statements.

7.              LONG TERM BORROWINGS

The Company had notes payable to banks totaling $7.8 million and $7.9 million at June 30, 2002 and December 31, 2001, respectively, which accrue interest at rates ranging from 6.02% to 8.43% and require aggregate monthly payments of approximately $264,000, including interest at various dates through October 7, 2006.  Lease investments includes equipment with an amortized cost of $6.9 million and $7.6 million at June 30, 2002 and 2001, respectively, that is pledged as collateral on these notes.

At June 30, 2002 and December 31, 2001, long-term borrowings included $25.0 million in floating rate Preferred Capital Securities (“Capital Securities”) through Coal City Capital Trust I (“Trust”), a statutory business trust and wholly owned subsidiary of the Company.  The Capital Securities pay cumulative cash distributions quarterly at a rate per annum, reset quarterly, equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 180 basis points.  The rate at June 30, 2002 was 3.70%.  Proceeds from the sale of the Capital Securities were invested by the Trust in floating rate (3-month LIBOR plus 180 basis points) Junior Subordinated Deferrable Interest Debentures (“Debentures”) issued by the Company which represents all of the assets of the Trust.  The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at the stated maturity in the year 2028 or their earlier redemption, in each case at a redemption price equal to the aggregate liquidation preference of the Capital Securities plus any accumulated and unpaid distributions thereon to the date of redemption.  Prior redemption is permitted under certain circumstances.

At June 30, 2002 and December 31, 2001, long-term borrowings included $20.0 million and $16.0 million, respectively, in unsecured floating rate subordinated debt.  The subordinated debt is subject to a revolving loan agreement that allows borrowings up to $40.0 million and requires at least $ 20.0 million outstanding to keep the credit facility available for a period of one year.  On January 30, 2003, the outstanding principal balance of such debt will become fixed.  Interest accrues at a rate equal to the 6-month LIBOR plus 260 basis points and is due quarterly.  Terms for this seven-year instrument are interest quarterly for two years, with equal quarterly principal amortization over the final five years, with a maturity of January 2009.  Prepayment is allowed at any time without penalty.

The Company had Federal Home Loan Bank advances with maturity dates greater than one year of $10.1 million at June 30, 2002 and December 31, 2001.  As of June 2002, the advances have fixed interest rates ranging from 4.90% to 6.26%.  Advances in the amount of $3.0 million are callable on a quarterly basis and are due in 2008.

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

General

The profitability of the Company’s operations depends primarily on its net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities.  The Company’s net income is affected by its provision for loan losses as well as other income and other expenses.  The provision for loan losses reflects the amount considered to be adequate to cover probable credit losses in the loan portfolio.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, net gains (losses) on the sale of securities available for sale, increase in cash surrender value of life insurance and other operating income.  Other expenses include salaries and employee benefits along with occupancy and equipment expense, other intangibles amortization expense, advertising and marketing expense and other operating expenses.

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

Results of Operations

Second Quarter Results

The Company had net income of $11.5 million for the second quarter of 2002 compared to $7.5 million for the second quarter of 2001, an increase of $4.0 million or 53.1%.  Fully diluted earnings per share for the second quarter of 2002 increased 52.4% to $0.64 compared to $0.42 for the second quarter of 2001.  Of this increase, approximately $644 thousand, or $0.04 basic and fully diluted earnings per share, resulted from the adoption of Statement of Financial Accounting Standard No. 142 on January 1, 2002 which eliminated the requirement to amortize goodwill.  Net interest income, the largest component of net income, was $33.9 million for the three months ended June 30, 2002, an increase of $6.5 million from $27.4 million for the second quarter of 2001. Net interest income grew due to a 59 basis point increase in the net interest margin expressed on a fully taxable equivalent basis to 4.12%, and a $165.5 million increase in average earning assets.  The increased net interest margin was due to the reversal of interest rate compression experienced in 2001, at which time earning assets were repricing more quickly than interest bearing liabilities in a declining rate environment and better pricing obtained by the Company on loans and deposits in 2002.  The increase in earning assets was primarily due to the Lincolnwood acquisition and continued growth of the loan portfolio.

The provision for loan losses increased by $2.5 million for the three months ended June 30, 2002 compared to the same period in 2001.  The increase was primarily due to a larger number of non-performing loans and charge-offs in the second quarter of 2002 compared to the same period in 2001, an increase of 9.1% in the loan portfolio over the past twelve months, and continued weakness in the overall economic environment.

Other income increased $2.2 million, or 32.4% to $9.3 million for the quarter ended June 30, 2002 from $7.1 million for the second quarter of 2001. Loan service fees, deposit service fees, increase in cash surrender value of life insurance and other operating income increased by $833 thousand, $758 thousand, $500 thousand and $329 thousand, respectively.

Other expense increased by $1.0 million, or 4.7% to $22.7 million for the three months ended June 30, 2002 from $21.7 million for the three months ended June 30, 2001.  Within the category, other operating expense increased by $1.1 million, primarily due to a $665 thousand increase in computer services related to the outsourcing of data processing activities during December 2001 and the acquisition of Lincolnwood.  Salaries and employee benefits increased by $804 thousand due to the Lincolnwood acquisition and the Company’s continued growth and investment in personnel.  Goodwill amortization expense declined by $644 thousand due to the adoption of SFAS No. 142.  Occupancy and equipment expenses declined by $267 thousand due to a $409 thousand decrease in depreciation expense resulting from the outsourcing of data processing activities in December 2001 (MidCity Financial utilized an in-house data processing system prior to merger with Old MB Financial).

Year-To-Date Results

The Company had net income of $21.9 million for the six months ended June 30, 2002 compared to $14.9 million for the six months ended June 30, 2001, an increase of $7.0 million or 47.3%.  Fully diluted earnings per share for the six months ended June 30, 2002 increased 45.2% to $1.22 compared to $0.84 for the same period in 2001.  Of this increase, approximately $1.2 million, or $0.07 basic and $0.06 fully diluted earnings per share, resulted from the adoption of SFAS No. 142 on January 1, 2002 which eliminated the requirement to amortize goodwill.  Net interest income, the largest component of net income, was $65.1 million for the six months ended June 30, 2002, an increase of $11.5 million from $53.6 million for the first six months of 2001. Net interest income grew due to a 55 basis point increase in the net interest margin expressed on a fully taxable equivalent basis to 4.10% and a $142.0 million increase in average earning assets.  The increased net interest margin was due to the reversal of interest rate compression experienced in 2001, at which time earning assets were repricing more quickly than interest bearing liabilities in a declining rate environment and better pricing obtained by the Company on loans and deposits in 2002. The increase in earning assets was primarily due to the Lincolnwood acquisition and continued growth of the loan portfolio.

The provision for loan losses increased by $5.2 million for the six months ended June 30, 2002 compared to the same period in 2001. The increase was primarily due to a larger number of non-performing loans and charge-offs in the first six months of 2002 compared to the same period in 2001, an increase of 9.1% increase in the loan portfolio over the past twelve months, and continued weakness in the overall economic environment.

Other income increased $4.2 million, or 31.4% to $17.7 million for the six-month period ended June 30, 2002 from $13.5 million for the first six months of 2001.  Loan service fees, deposit service fees, increase in cash surrender value of life insurance, trust and brokerage fees and other operating income increased by $1.2 million, $1.0 million, $1.0 million, $726 thousand and $440 thousand, respectively, while net gains on sale of securities available for sale declined by $341 thousand.

Other expense increased by $1.3 million, or 3.1% to $43.8 million for the six months ended June 30, 2002 compared to $42.5 million for the six months ended June 30, 2001.  Within the category, other operating expenses increased by $2.1 million, primarily due to a $1.1 million accrual for a pending litigation matter (further discussed under “Other Expense” below) and a $995 thousand increase in computer services related to the outsourcing of processing activities during December 2001 and the acquisition of Lincolnwood.  Salaries and employee benefits increased by $1.3 million due to the Lincolnwood acquisition and the Company’s continued growth and investment in personnel.  Goodwill amortization expense declined by $1.2 million due to the adoption of SFAS No. 142.  Occupancy and equipment expenses declined by $844 thousand due to a decrease in depreciation expense resulting from the outsourcing of the data processing activities during December 2001.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended June 30,
	2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$2,430,137	$40,772	6.73%	$2,187,104	$43,119	7.91%
Loans exempt from federal income taxes (3)	9,932	190	7.67	10,540	209	7.95
Taxable investment securities	809,200	11,178	5.54	849,587	13,168	6.22
Investment securities exempt from federal income taxes (3)	85,142	1,388	6.54	93,747	1,619	6.93
Federal funds sold	19,858	83	1.68	41,189	454	4.42
Other interest bearing deposits	1,874	6	1.28	8,515	98	4.62
Total interest earning assets	3,356,143	53,617	6.41	3,190,682	58,667	7.37
Non-interest earning assets	309,960			258,507
Total assets	$3,666,103			$3,449,189

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$573,718	$1,714	1.20%	$554,837	$3,621	2.62%
Savings deposits	374,726	934	1.00	336,961	2,171	2.58
Time deposits	1,675,491	14,811	3.55	1,481,580	20,543	5.56
Short-term borrowings	162,886	920	2.27	281,082	3,558	5.08
Long-term borrowings	63,223	780	4.95	60,514	733	4.86
Total interest bearing liabilities	2,850,044	19,159	2.70	2,714,974	30,626	4.52
Demand deposits – non-interest bearing	474,048			410,855
Other non-interest bearing liabilities	39,736			36,014
Stockholders’ equity	302,275			287,346

Total liabilities and stockholders’ equity	$3,666,103			$3,449,189

Net interest income/interest rate spread (4)		$34,458	3.71%		$28,041	2.85%

Net interest margin on a fully tax equivalent basis (5)			4.12%			3.53%

Net interest margin (5)			4.05%			3.44%

(1)                  Non-accrual loans are included in average loans.

(2)                  Interest income includes loan origination fees of $747 thousand and $658 thousand for the three months ended June 30, 2002 and 2001, respectively.

(3)                  Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate for the three months ended June 30, 2002 and 2001.

(4)                  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)                  Net interest margin represents net interest income as a percentage of average interest earning assets.

The Company’s net interest income increased $6.5 million, or 23.7% to $33.9 million for the quarter ended June 30, 2002 from $27.4 million in the second quarter of 2001. Interest income decreased by $5.0 million due to a 96 basis point decline in yield on average interest earning assets to 6.41%. The decrease in yield was partially offset by a $165.5 million, or 5.2% increase in average earning assets, comprised of a $242.4 million, or 11.0% increase in average loans, a $49.0 million, or 5.2% decline in average investment securities and a $21.3 million, or 51.8% decline in federal funds sold.  Interest expense declined by $11.5 million due to a 182 basis point decrease in the cost of funds to 2.70%, which was partially offset by a $135.1 million, or 5.0% increase in average interest bearing liabilities.  The net interest margin expressed on a fully taxable equivalent basis rose 59 basis points to 4.12% in the second quarter of 2002 from 3.53% in the comparable 2001 period due to the reversal of interest rate compression experienced in 2001, at which time earning assets were repricing more quickly than interest bearing liabilities in a declining rate environment.

AVERAGE BALANCES, INTEREST RATES AND YIELDS - Continued

(Dollars in Thousands)

	Six Months Ended June 30,
	2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$2,364,158	$79,252	6.76%	$2,104,457	$85,634	8.21%
Loans exempt from federal income taxes (3)	9,994	352	7.10	10,553	417	7.97
Taxable investment securities	778,353	21,784	5.64	849,999	26,880	6.38
Investment securities exempt from federal income taxes (3)	81,455	2,685	6.65	93,780	3,234	6.95
Federal funds sold	20,542	171	1.68	46,526	1,154	5.00
Other interest bearing deposits	3,287	24	1.47	10,446	274	5.29
Total interest earning assets	3,257,789	104,268	6.45	3,115,761	117,593	7.61
Non-interest earning assets	304,588			260,917
Total assets	$3,562,377			$3,376,678

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$572,151	$3,533	1.25%	$550,304	$8,132	2.98%
Savings deposits	356,324	1,758	0.99	329,774	3,743	2.29
Time deposits	1,586,160	29,239	3.72	1,417,783	41,097	5.85
Short-term borrowings	179,773	2,048	2.30	293,760	8,198	5.63
Long-term borrowings	62,813	1,520	488	56,6874	1,544	5.49
Total interest bearing liabilities	2,757,221	38,098	2.79	2,648,308	62,714	4.78
Demand deposits – non-interest bearing	464,608			406,282
Other non-interest bearing liabilities	39,831			37,493
Stockholders’ equity	300,717			284,595

Total liabilities and stockholders’ equity	$3,562,377			$3,376,678

Net interest income/interest rate spread (4)		$66,170	3.66%		$54,879	2.83%

Net interest margin on a fully tax equivalent basis (5)			4.10%			3.55%

Net interest margin (5)			4.03%			3.47%

(1)                  Non-accrual loans are included in average loans.

(2)                  Interest income includes loan origination fees of $1.5 million and $1.4 million for the six months ended June 30, 2002 and 2001, respectively.

(3)                  Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate for the six months ended June 30, 2002 and 2001.

(4)                  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)                  Net interest margin represents net interest income as a percentage of average interest earning assets.

The Company’s net interest income increased $11.5 million, or 21.5% to $65.1 million for the six months ended June 30, 2002 from $53.6 million in the six months ended June 30, 2001. Interest income decreased by $13.1 million due to a 116 basis point decline in yield on average interest earning assets to 6.45%. The decrease in yield was partially offset by a $142.0 million, or 4.6% increase in average earning assets, comprised of a $259.1 million, or 12.3% increase in average loans, an $84.0 million, or 8.9% decline in average investment securities and a $26.0 million, or 55.8% decline in federal funds sold.  Interest expense declined by $24.6 million due to a 199 basis point decrease in the cost of funds to 2.79%, which was partially offset by a $108.9 million, or 4.1% increase in average interest bearing liabilities. The net interest margin expressed on a fully taxable equivalent basis rose 55 basis points to 4.10% in the first six months of 2002 from 3.55% in the comparable 2001 period due to the reversal of interest rate compression experienced in 2001.

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

	Three Months Ended June 30, 2002 Compared to June 30, 2001			Six Months Ended June 30, 2002 Compared to June 30, 2001
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change

Interest Earning Assets:
Loans	$4,489	$(6,836)	$(2,347)	$9,801	$(16,183)	$(6,382)
Loans exempt from federal income taxes (1)	(12)	(7)	(19)	(21)	(44)	(65)
Taxable investment securities	(605)	(1,385)	(1,990)	(2,156)	(2,940)	(5,096)
Investment securities exempt from federal Income taxes (1)	(144)	(87)	(231)	(411)	(138)	(549)
Federal funds sold	(169)	(202)	(371)	(449)	(534)	(983)
Other interest bearing deposits	(48)	(44)	(92)	(122)	(128)	(250)
Total increase in interest income	3,511	(8,561)	(5,050)	6,642	(19,967)	(13,325)

Interest Bearing Liabilities:
NOW and money market deposit accounts	119	(2,026)	(1,907)	311	(4,910)	(4,599)
Savings deposits	220	(1,457)	(1,237)	280	(2,265)	(1,985)
Time deposits	2,430	(8,162)	(5,732)	4,444	(16,302)	(11,858)
Short-term borrowings	(1,138)	(1,500)	(2,638)	(2,436)	(3,714)	(6,150)
Long-term borrowings	34	13	47	158	(182)	(24)
Total increase in interest expense	1,665	(13,132)	(11,467)	2,757	(27,373)	(24,616)
Increase (decrease) in net interest income	$1,846	$4,571	$6,417	$3,885	$7,406	$11,291

(1)                  Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% rate for the three months and six months ended June 30, 2002 and June 30, 2001.

Other Income

Other income increased $2.2 million, or 32.4% to $9.3 million for the quarter ended June 30, 2002 from $7.1 million for the second quarter of 2001. Loan service fees increased by $833 thousand primarily due to a $779 thousand gain realized in the 2002 period in connection with the termination, through the clean up call, of the 96-1 home equity line of credit securitization trust as well as an increase of $228 thousand in loan prepayment penalties.  Deposit service fees grew by $758 thousand primarily due to growth of monthly service charges and NSF and overdraft fees. Increase in cash surrender value of life insurance grew by $500 thousand as the insurance investment more than doubled due to an additional $35.0 million invested on January 2, 2002.   Other operating income increased by $329 thousand, primarily due to $207 thousand in gains on the origination and sale of residential mortgage loans in the quarter.

Other income increased $4.2 million, or 31.4% to $17.7 million for the six-month period ended June 30, 2002 from $13.5 million for the first six months of 2001. Loan service fees increased $1.2 million primarily due to a $779 thousand gain realized in the 2002 period in connection with the termination, through the clean up call, of the 96-1 home equity line of credit securitization trust as well as an increase of $228 thousand in loan prepayment penalties. Deposit service fees grew by $1.0 million primarily due to growth of monthly service charges and NSF and overdraft fees. Increase in cash surrender value of life insurance grew by $1.0 million as the insurance investment more than doubled due to an additional $35.0 million invested on January 2, 2002.  Trust and brokerage fees increased by $726 thousand, due to increases in income from trust services and investment services income of $418 thousand and $264 thousand, respectively. Other operating income increased by $440 thousand, largely due to $207 thousand in gains on the origination and sale of residential mortgage loans in the 2002 period.

Other Expense

Other expense increased by $1.0 million or 4.7% to $22.7 million for the quarter ended June 30, 2002 compared to $21.7 million for the three months ended June 30, 2001.  Within the category, other operating expense increased by $1.1 million, primarily due to a $665 thousand increase in computer services related to the outsourcing of processing activities and the addition of Lincolnwood. Salaries and employee benefits increased by $804 thousand due to the Lincolnwood acquisition and the Company’s continued growth and investment in personnel.  Goodwill amortization expense declined by $644 thousand as goodwill is not subject to amortization in the 2002 period under the provisions of SFAS No. 142, which the Company adopted on January 1, 2002. Occupancy and equipment expenses declined by $267 thousand due to a $409 thousand decrease in depreciation expense resulting from the outsourcing of the data processing function.

Other expense increased by $1.3 million, or 3.1% to $43.8 million for the six months ended June 30, 2002 compared to $42.5 million for the six months ended June 30, 2001.  Within the category, other operating expenses increased by $2.1 million primarily due to a $1.1 million accrual for an unfavorable appellate court ruling related to rent payments claimed to be owed by the Company pursuant to a land lease agreement under which the Company is lessee.  During the first quarter of 2002, an appellate court reversed the decision of a lower court, which found that the Company was not liable for these payments under the lease agreement and directed summary judgement in favor of the plaintiff, the lessor.  During the third quarter of 2002, the Company appealed the appellate court’s ruling to the Illinois Supreme Court, seeking reversal of the ruling.  The Company has not been informed whether the Illinois Supreme Court will consider the appeal.  The accrual reflects the amount pertaining to rent expense incurred through the first six months of 2002. A $995 thousand increase in computer services related to the outsourcing of processing activities and the addition of Lincolnwood also contributed to the rise in other operating expenses. Salaries and employee benefits increased by $1.3 million due to the Lincolnwood acquisition and the Company’s continued growth and investment in personnel.  Goodwill amortization expense declined by $1.2 million due to the Company’s adoption of SFAS No. 142. Occupancy and equipment expenses declined by $844 thousand due to a decrease in depreciation expense resulting from the outsourcing of the data processing function.

Income Taxes

Income tax expense for the three months ended June 30, 2002 was $5.2 million compared to $4.0 million for the same period in 2001.  The effective tax rate decreased to 31.1% for the second quarter of 2002 from 34.6% for the same period in 2001.  The effective tax rate decreased primarily due to the favorable tax treatment of the income generated by the additional purchase of $35.0 million in cash surrender value of life insurance made during January of 2002 and the elimination of non-deductible goodwill amortization expense.

Income tax expense for the six-month period ended June 30, 2002 was $9.9 million compared to $7.7 million for the same period in 2001.  The effective tax rate decreased to 31.1% for the first six months of 2002 from 34.1% for the same period in 2001. The effective tax rate decreased primarily due to the favorable tax treatment of the income generated by the additional purchase of $35.0 million in cash surrender value of life insurance made during January of 2002 and the elimination of non-deductible goodwill amortization expense.

Balance Sheet

Total assets increased $190.0 million or 5.5% to $3.7 billion at June 30, 2002 compared to $3.5 billion at December 31, 2001.  Net loans increased by $137.0 million or 6.0% and investment securities available for sale increased by $48.5 million, or 5.8%.  These increases were primarily due to the acquisition of Lincolnwood, which totaled approximately $227.5 million in assets on April 5, 2002, the acquisition closing date.  Cash surrender value of life insurance increased by $37.1 million, or 109.4% primarily due to an additional investment of $35.0 million made in January 2002, while goodwill increased by $11.9 million due to goodwill generated in the Lincolnwood acquisition.

Total liabilities increased by $170.1 million, or 5.4% to $3.3 billion at June 30, 2002 from $3.2 billion at December 31, 2001. Interest-bearing deposits grew by $256.6 million, largely due to deposits acquired in the Lincolnwood acquisition.  Short-term borrowings declined by $85.7 million primarily due to net repayments of Federal Home Loan Bank advances and notes payable of $80.0 million and  $11.6 million, respectively. Accrued expenses and other liabilities declined by $12.0 million, primarily due to accrued merger expenses paid during the first six months of 2002 pertaining to the merger of Old MB Financial and MidCity Financial.

Total stockholders’ equity increased $19.9 million, or 6.8% to $313.5 million at June 30, 2002 compared to $293.6 million at December 31, 2001.  The growth was primarily due to continued strong earnings and a $2.3 million increase in accumulated other comprehensive income, which were partially offset by $5.3 million, or $0.30 per share cash dividends paid.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	June 30, 2002		December 31, 2001		June 30, 2001
	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$505,656	20.62%	$490,314	21.21%	$570,854	25.38%
Commercial loans collateralized by assignment of lease payments	297,949	12.15%	303,063	13.11%	255,451	11.36%
Commercial real estate	904,143	36.86%	862,586	37.31%	790,349	35.13%
Residential real estate	370,011	15.09%	351,064	15.18%	346,417	15.40%
Construction real estate	181,583	7.40%	132,403	5.73%	103,025	4.58%
Installment and other	193,353	7.88%	172,524	7.46%	183,433	8.15%
Gross loans (1)	2,452,695	100.00%	2,311,954	100.00%	2,249,529	100.00%
Allowance for loan losses	(31,290)		(27,500)		(29,552)
Net loans	$2,421,405		$2,284,454		$2,219,977

(1)          Gross loan balances at June 30, 2002, December 31, 2001, and June 30, 2001 are net of unearned income, including net deferred loan fees of $3.7 million, $3.6 million, and $2.8 million, respectively.

Net loans increased by $137.0 million from $2.3 billion December 31, 2001, due primarily to increases in construction real estate, commercial real estate and installment and other loans of $49.2 million, $41.6 million and $20.8 million, respectively.  Net loans increased by $201.4 million from $2.2 billion at June 30, 2001 due to increases in commercial real estate and construction real estate of $113.8 million and $78.6 million, respectively, which were partially offset by a $65.2 million decline in commercial loans.  A large portion of the loan growth was provided by approximately $101.4 million in loans acquired through the Lincolnwood acquisition in April 2002.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollars in thousands):

June 30, 2002

December 31, 2001

June 30, 2001

Non-performing loans:
Non-accrual loans	$19,858	$17,835	$13,562
Loans 90 days or more past due, still accruing interest	357	164	1,712
Total non-performing loans	20,215	17,999	15,274

Other real estate owned	140	1,164	940
Other repossessed assets	42	38	46

Total non-performing assets	$20,397	$19,201	$16,260

Total non-performing loans to total loans	0.82%	0.78%	0.68%
Allowance for loan losses to non-performing loans	154.79%	152.79%	193.48%
Total non-performing assets to total assets	0.56%	0.55%	0.46%

Total non-performing assets increased  $1.2 million, or 6.2%, to $20.4 million at June 30, 2002 from $19.2 million at December 31, 2001 due to a $2.0 million increase in non-accrual loans.   Non-accrual loans increased primarily due to $8.7 million in home equity lines of credit acquired from the June 2002 termination of the 96-1 securitization trust, which added $1.5 million to the non-accrual total. The increase in non-accrual loans was partially offset by a $1.0 million decline in other real estate owned due to the sale of five parcels at a net gain of $26 thousand.

Total non-performing assets increased $4.1 million, or 25.4%, to $20.4 million at June 30, 2002 from $16.3 million at June 30, 2001 due to a $4.9 million increase in non-performing loans.  Non-accrual loans increased $6.3 million over the past twelve months primarily due to continued weakness in the overall economic environment.

Allowance for Loan Losses

A reconciliation of the activity in the Company’s allowance for loan losses follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Balance at beginning of period	$27,506	$29,065	$27,500	$26,836
Additions from acquisition / purchase of loans	1,212	1,025	1,212	3,025
Provision for loans losses	3,800	1,260	7,200	2,020
Charge-offs	(1,799)	(2,286)	(5,432)	(2,967)
Recoveries	571	488	810	638
Balance at June 30,	$31,290	$29,552	$31,290	$29,552

Total loans at June 30,	$2,452,695	$2,249,529	$2,452,695	$2,249,529

Ratio of allowance for loan losses to total loans	1.28%	1.31%	1.28%	1.31%

Net charge-offs increased by $2.3 million to $4.6 million for the six months ended June 30, 2002 compared to $2.3 million for the six months ended June 30, 2001.  The increase was primarily due to the charge-off of $2.8 million in loans to one commercial and one lease-banking customer during the first quarter of 2002.  The provision for loan losses increased by $2.5 million to $3.8 million in the quarter ended June 30, 2002 from $1.3 million in the quarter ended June 30, 2001, and by $5.2 million to $7.2 million in the six months ended June 30, 2002 from $2.0 million in the six-month 2001 period. The increases were primarily due a larger number of non-performing loans and charge-offs in 2002, an increase of 9.1% in the loan portfolio over the past twelve months, as well as continued weakness in the overall economic environment.

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

The Company maintains its allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience.  The Company further uses a risk rating system to evaluate the adequacy of the allowance for loan losses.  With this system, each loan is risk rated between one and nine, by the originating loan officer or loan committee, with one being the best case and nine being a loss.  While all loans are monitored by the loan officer responsible, loans rated five or worse are closely monitored by credit management and the officer responsible for the account.  Loan loss reserve factors are multiplied against the balances in each risk-rating category to determine an appropriate level for the allowance for loan losses. Control of the Company’s loan quality is continually monitored by management and is reviewed by the Board of Directors of the Company and each Bank’s Board of Directors on a monthly basis, subject to oversight by the Company’s Board of Directors through several of its members who serve on the senior most loan committee.  The Company consistently applies its methodology for determining the adequacy of the allowance for loan losses, but may make adjustments to its methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.

Potential Problem Loans

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets.  At each scheduled bank Board of Directors meeting, a watch list is presented, showing significant loan relationships listed as “Special Mention,” “Substandard,” “Doubtful” and “Loss.”  An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets, worthy of charge-off.  Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention.

The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Banks’ primary regulators, which can order the establishment of additional general or specific loss allowances.  There can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to materially increase its allowance for loan losses.  Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

Potential problem loans are loans included on the watch list presented to the Board of Directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  The aggregate principal amounts of potential problem loans as of June 30, 2002, December 31, 2001 and June 30, 2001 were approximately $30.3 million, $15.7 million and $16.5 million, respectively.  The increase from June 30, 2001 is primarily due to one lease customer relationship totaling $9.3 million (see discussion below with respect to K-Mart loans) and one commercial real estate relationship totaling $3.8 million.

As of June 30, 2002, the Company had approximately $9.3 million in performing lease loans (collectively “K-Mart loans”) under which K-Mart Corporation was the lessee.  Approximately $5.6 million of these loans were direct financing leases included in the Company’s lease loan portfolio pursuant to which the Company invested in the equipment leased.  K-Mart Corporation filed for bankruptcy protection on January 22, 2002.  The K-Mart loans are secured by revenue producing equipment with an original cost of $10.2 million that was purchased and installed during the second half of 2001.  Subsequent to filing for bankruptcy protection, K-Mart Corporation closed a number of its retail store locations, including some in which this equipment was located.  K-Mart has informed us that all of our equipment located in closed stores has been moved to stores that will remain open, but to the Company’s knowledge K-Mart has not affirmed or rejected our leases in bankruptcy court.

While the K-Mart loans are currently performing in accordance with their terms, no assurance can be given that this will continue to be the case and such performance may depend on the terms of a reorganization plan for K-Mart.  No assurances can be made that a loss related to these loans will not be incurred.

Lease Investments

Lease investments by categories follow (in thousands):

	June 30, 2002	December 31, 2001	June 30, 2001

Direct financing leases (1)	$6,666	$7,863	$1,758

Operating leases:
Equipment, at cost	85,204	82,489	85,690
Less accumulated depreciation	(39,466)	(34,237)	(37,580)
Lease investments, net	$45,738	$48,252	$48,110

(1) Direct financing leases are included as lease loans for financial statement purposes.

Lease investments are investments in equipment leased to other companies by the Company.  The Company has seen its lease portfolio grow over the past five years from virtually nothing to $45.7 million at June 30, 2002.  The Company funds most of its lease equipment purchases, but has some loans at other banks totaling $7.8 million at June 30, 2002, $7.9 million at December 31, 2001 and $5.8 million at June 30, 2001.

The operating lease portfolio is made up of various types of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment.  A lessee generally must have an investment grade rating for its public debt from Moody’s or Standard & Poors, or the equivalent.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, the Company usually limits individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seeks to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.

At June 30, 2002, the following schedule represents the residual values for operating leases in the year initial lease terms are ended (in thousands):

End of Initial Lease Terms December 31,	Residual Values
2002	$4,776
2003	1,294
2004	3,300
2005	1,924
2006	881
2007	327
$12,502

There were approximately 161 leases at June 30, 2002 compared to 143 at December 31, 2001.  In addition, residual lease values were $12.5 million and $11.2 million at June 30, 2002 and December 31, 2001, resulting in an average residual per lease of $78 thousand as of both dates.

Interest Only Securities

In 1996, 1997 and 1998, Avondale Federal Savings Bank (which was purchased in 1999) securitized certain home equity lines of credit to investors with limited recourse, retaining the right to service the underlying loans.  The securitizations were done using qualified special purpose entities (securitization trusts).  Upon the sale of the loans to the securitization trusts, the net carrying amount of the loans were removed from the balance sheet, and certain retained residual interests were recorded.  The retained interests included rights to service the loans that were sold (the “servicing rights”) and the rights to future cash flows (the “interest only securities”) arising after the investors in the securitization trusts received their contractual return.  In addition, the Company retained a security interest in the securitization trusts, reflecting the excess of the total amount of loans transferred to the trusts over the portion represented by certificates sold to investors.  Through the Avondale merger, the Company acquired servicing rights related to these loans, the security interest in the securitization trusts and interest only receivables.  The annual servicing fees received by the Company approximates 1.00% of the outstanding loan balance.  The investors and their securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due.  Most of the Company’s retained interest in the securitization trusts is generally restricted until investors have been fully paid and is subordinate to investor’s interest.  The retained interest is included with securities available for sale and is reflected as investments in equity lines of credit trust.  The Company estimates fair value of these securities by using prices paid for similar securities.

At June 30, 2002 and December 31, 2001, interest only securities were $5.0 million and $8.6 million, respectively.  The value of interest only securities is subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets.  On a quarterly basis, the Company performs a review to determine the fair value of its interest only securities, as these securities were accounted for as investment securities available for sale.  As part of the review, the Company reviews its assumptions of prepayment speeds, discount rates and anticipated credit losses.

The following table shows the Company’s assumptions used to estimate the fair value at June 30, 2002 (dollars in thousands):

	Interest Only Securities Pools
	97-1	98-1
	Adjustable (1)	Adjustable (1)

Estimated fair value	$3,337	$1,617
Prepayment speed	35.00%	35.00%
Weighted-average life (in years) (2)	0.32	1.70
Expected credit losses (3)	0.84%	8.19%
Residual cash flows discounted at	12.00%	12.00%
Loans outstanding at June 30, 2002	9,967	22,526
Retained interest in equity lines of credit trusts	4,228	1,824

(1)          Rates for these loans are adjusted based on the prime rate as published in the Wall Street Journal.

(2)          The remaining weighted-average life in years of prepayable assets is calculated by the product of (a) the sum of the principal collections expected in each future year and (b) the number of years until collection, and then dividing the product of (a) and (b) by the initial principal balance.  This is not explicitly assumed but it reflects the overall effect of prepayment assumptions.

(3)          Assumed remaining credit losses over the life remaining on the loans outstanding at June 30, 2002 are $84 thousand and $1.8 million, for 97-1 and 98-1, respectively.  The estimated credit loss percentage is derived by dividing the remaining credit losses by the related loan balance outstanding in the pool.

In June 2002, the Company terminated the 96-1 securitization trust through a clean up call and realized a $779 thousand gain.  In February 2001, the Company acquired in the market 100% of securities outstanding in the 97-2 securitization trust held by investors.  After the acquisitions, the Company applied purchase accounting and the securitization trusts and their activities were consolidated into the Company’s financial statements.

Management believes the interest only security accounting policy is critical to the portrayal and understanding of the Company’s financial condition and results of operations.  As such, selection and application of this “critical accounting policy” involves judgements, estimates, and uncertainties that are susceptible to change.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value for the major components of investment securities available for sale carried at fair value (in thousands).  There were no investment securities classified as held to maturity as of the dates presented below.

	At June 30, 2002		At December 31, 2001		At June 30, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury securities	$23,938	$24,500	$26,004	$26,301	$32,733	$32,929
U.S. Government agencies	305,433	316,451	345,334	354,754	408,486	413,072
States and political subdivisions	84,518	86,903	80,866	82,229	92,843	94,449
Mortgage-backed securities	380,408	386,985	292,573	296,216	300,132	302,608
Corporate bonds	53,898	51,871	53,912	52,423	65,152	63,022
Equity securities	17,919	17,993	17,996	19,083	16,646	18,667
Debt securities issued by foreign governments	1,040	1,052	878	881	873	975
Investments in equity lines of credit trusts	6,052	6,052	11,399	11,399	10,639	10,639
Total	$873,206	$891,807	$828,962	$843,286	$927,504	$936,361

Liquidity and Sources of Capital

The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  Net cash provided by operating activities was $19.2 million and $22.2 million for the six months ended June 30, 2002 and 2001, respectively, a decrease of $3.0 million.  Net cash used in investing activities decreased by $3.4 million, to $33.6 million for the six months ended June 30, 2002 from $37.0 million in the comparable period in 2001.  The decrease in cash used was comprised of a $50.7 million increase in proceeds from sales of securities available for sale, a $48.4 million smaller increase in net loans and a $18.0 million decrease in the purchase of securities available for sale, partially offset by a $74.2 million decline in proceeds from the maturity and calls of investment securities available for sale and a $35.0 million purchase of life insurance in January 2002.  Net cash used in financing activities was $26.8 million for the six months ended June 30, 2002, while $12.4 million was provided in the first six months of 2001.  The $39.2 million increase in net cash used in financing activities was primarily due to a $76.5 million larger decrease in short term borrowings in the 2002 period compared to 2001, which was partially offset by a $43.8 million greater increase in deposits in 2002.

The Company expects to have available cash to meet its liquidity needs.  Liquidity management is monitored by the Asset/Liability committee of the Banks, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  In the event that additional short-term liquidity is needed, the Banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchased.  While there are no firm lending commitments in place, Management believes that the Banks could borrow $155.7 million for a short time from these banks on a collective basis.  Additionally, MB Financial Bank, and Union Bank, N.A. are members of the Federal Home Loan Bank (“FHLB”) and each has the ability to borrow from the FHLB.  As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

At June 30, 2002, the Company’s total risk-based capital ratio was 12.24%, Tier 1 capital to risk-weighted assets ratio was 10.34% and Tier 1 capital to average asset ratio was 7.71%. The Banks were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at June 30, 2002.

At June 30, 2002, the Company’s book value per share was $17.85 and tangible book value per share was $15.22.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from our merger and acquisition activities, including our recently completed acquisition of First Lincolnwood Corporation and our acquisition of LaSalle Systems Leasing and LaSalle Equipment Limited Partnership, might not be realized within the expected time frames; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write–offs; (3) changes in management’s estimate of the adequacy of the allowance for loan losses; (4) changes in management’s valuation of the Company’s interest only receivables; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior and the Company’s net interest margin; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) the Company’s ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (9) the Company’s ability to realize the residual values of its operating leases; (10) the Company’s ability to access cost-effective funding; (11) changes in financial markets; (12) changes in economic conditions in general and in the Chicago metropolitan area in particular; (13) new legislation or regulatory changes; and (14) changes in accounting principles, policies or guidelines.

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

The table on the following page sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2002, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2002 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 30%, 85% and 24%, respectively, in the first three months, 10%, 2%, and 12%, respectively, in the next nine months, and 60%, 13% and 64%, respectively, after one year (dollars in thousands):

Time to Maturity or Repricing

	0 - 90 Days	91 - 365 Days	1 - 5 Years	Over 5 Total	Total

Interest Earning Assets:
Loans	$1,289,356	$313,088	$782,787	$67,464	$2,452,695
Investment securities	118,009	192,800	516,609	64,389	891,807
Federal funds sold	6,600	—	—	—	6,600
Interest bearing deposits with banks	1,423	—	—	—	1,423

Total interest earning assets	$1,415,388	$505,888	$1,299,396	$131,853	$3,352,525

Interest Bearing Liabilities:
NOW and money market deposit accounts	$369,576	$25,933	$159,301	$—	$554,810
Savings deposits	89,610	44,805	238,960	—	373,375
Time deposits	456,293	800,067	415,329	4,817	1,676,506
Short-term borrowings	102,883	54,689	—	—	157,572
Long-term borrowings	45,460	1,441	7,921	8,100	62,922

Total interest bearing liabilities	$1,063,822	$926,935	$821,511	$12,917	$2,825,185

Rate sensitive assets (RSA)	$1,415,388	$1,921,276	$3,220,672	$3,352,525	$3,352,525
Rate sensitive liabilities (RSL)	1,063,822	1,990,757	2,812,268	2,825,185	2,825,185
Cumulative GAP	351,566	(69,481)	408,404	527,340	527,340
(GAP=RSA-RSL)
RSA/Total assets	38.72%	52.55%	88.10%	91.70%	91.70%
RSL/Total assets	29.10%	54.45%	76.93%	77.28%	77.28%
GAP/Total assets	9.62%	(1.90)%	11.17%	14.42%	14.42%
GAP/RSA	24.84%	(3.62)%	12.68%	15.73%	15.73%

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

Based on simulation modeling at June 30, 2002 and December 31, 2001, the Company’s net interest income would change over a one-year time period due to changes in interest rates as follows (dollars in thousands):

	Change in Net Interest Income Over One Year Horizon

Changes in Levels of Interest Rates

	At June 30, 2002

			At December 31, 2001

	Dollar Change	Percentage Change	Dollar Change	Percentage Change

+ 2.00%	$1,357	1.01%	$(7,776)	(5.68)%
+ 1.00	1,549	1.15	(3,684)	(2.69)
(1.00)	(1,678)	(1.25)	3,544	2.59

Simulations used by the Company assume the following:

1.               Changes in interest rates are immediate.

2.               It is the Company’s policy that interest rate exposure due to a 2.00% interest rate rise or fall be limited to 7.50% of the Company’s annual net interest income as forecasted by the simulation model.

3.               Changes in net interest income between June 30, 2002 and December 31, 2001 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

PART II. - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(c)   On August 12, 2002, the Company acquired LaSalle Systems Leasing, Inc. (“LaSalle Corp”) and its affiliated company, LaSalle Equipment Limited Partnership, for $39.7 million.  Of this amount, $5.0 million was paid in the form of the Company’s common stock, with the balance paid in cash.  For the stock component, the Company issued 156,757 shares of its common stock to Charles M. Gately, the sole stockholder of LaSalle Corp, in a transaction not registered under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Regulation D promulgated under the Act.  In relying upon Regulation D, the Company has relied upon the representations of Mr. Gately in the acquisition agreement, including his representation that he is an accredited investor within the meaning of Rule 501(a) of Regulation D.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 15, 2002, the Company held its Annual Meeting of Stockholders.  Set forth below are the results of the matters voted upon at the meeting.

1.             Election of directors (each for a three-year term):

Name	Votes For	Votes Withheld	Broker Non-Votes
Burton J. Field	15,555,490	278,065	–
Lawrence E. Gilford	15,542,862	290,693	–
Patrick Henry	15,528,236	305,319	–
Richard J. Holmstrom	15,555,498	278,057	–
Clarence Mann	15,553,195	280,360	–
Kenneth A. Skopec	15,431,558	401,997	–

2.             Approval of an amendment to the Company’s 1997 Omnibus Incentive Plan to increase from 1,000,000 to 2,500,000 the total number of shares of Company common stock that may be utilized for awards under the plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes
11,167,726	1,460,450	46,559	3,158,820

Item 6.  Exhibits and Reports on Form 8-K

(a)          See Exhibit Index.

(b)         During the quarter ended June 30, 2002, the Company filed current reports on Form 8-K (reporting under Item 9) on May 16, 2002 and June 13, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August 2002.

MB FINANCIAL, INC.

By:	/s/ Mitchell Feiger
Mitchell Feiger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jill E. York
Jill E. York
Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his or her capacity as an officer of  MB Financial, Inc. (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date:	August 14, 2002	/s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer

Date:	August 14, 2002	/s/ Jill E. York
Jill E. York
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Charter of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

3.2

Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 to Amendment No. One to the Registration Statement on Form S-1 of the Registrant and MB Financial Capital Trust I filed on August 7, 2002 (File Nos. 333-97007 and 333-97007-01))

4.1

The Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of the holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

4.2	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. One to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

10.1

Employment Agreement between the Registrant (as successor to MB Financial, Inc., a Delaware corporation (“Old MB Financial”)) and Robert S. Engelman, Jr. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Old MB Financial (then known as Avondale Financial Corp.) (No. 333-70017))

10.2

Form of Employment Agreement between the Registrant, as successor to Old MB Financial, and Mitchell Feiger (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-4 of Old MB Financial (then known as Avondale Financial Corp.) (No. 333-70017))

10.3

Form of Employment Agreement between the Registrant and Burton Field (incorporated herein by reference to Exhibit 10.5 to Old MB Financial’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-24566))

10.4

Form of Change of Control Severance Agreement between MB Financial Bank, National Association and each of William F. McCarty III, Thomas Panos, Jill E. York, Thomas P. Fitzgibbon, Jr., Jeffrey L. Husserl and others (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.5

Avondale Financial Corp. 1995 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Old MB Financial (then known as Avondale Financial Corp.) (No. 33-98860))

10.6	Coal City Corporation 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

10.7	1997 MB Financial, Inc. Omnibus Incentive Plan (incorporated herein by reference to the appendix to the Registrant’s definitive proxy materials filed on April 22, 2002 (File No. 024566-01))

10.8	MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8(a) to Amendment No. One to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

10.9	MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8(b) to Amendment No. One to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

10.10

Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to Old MB Financial’s (then known as Avondale Financial Corp.) Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24566))

10.11

Non-Competition Agreement between the Registrant and E.M. Bakwin (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.12

Non-Competition Agreement between the Registrant and Kenneth A. Skopec (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.13

Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 0-24566-01))