Form 10-Q
period 2002-09-30
MB FINANCIAL INC     /MD
filed 2002-11-15
CIK 1139812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

YES: ☒     NO: ☐

There were outstanding 17,736,535 shares of the registrant’s common stock as of November 14, 2002.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2002

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2002 and December 31, 2001

(Amounts in thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and due from banks	$94,952	$106,572
Interest bearing deposits with banks	2,869	4,408
Federal funds sold	—	19,500
Investment securities available for sale	1,002,876	843,286
Loans held for sale	7,128	—
Loans (net of allowance for loan losses of $33,080 at September 30, 2002 and $27,500 at December 31, 2001)	2,430,206	2,284,454
Lease investments, net	66,909	48,252
Interest only receivables	5,242	8,580
Premises and equipment, net	50,224	49,308
Cash surrender value of life insurance	71,983	33,890
Goodwill, net	45,851	32,031
Intangibles, net	3,056	2,795
Other assets	38,677	32,777

Total assets	$3,819,973	$3,465,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$495,309	$473,624
Interest bearing	2,606,290	2,348,102
Total deposits	3,101,599	2,821,726
Short-term borrowings	206,186	243,282
Long-term borrowings	132,002	58,980
Accrued expenses and other liabilities	44,433	48,277
Total liabilities	3,484,220	3,172,265

Stockholders’ Equity
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued 17,731,735 shares at September 30, 2002 and 17,486,924 shares at December 31, 2001)	177	175
Additional paid-in capital	69,366	63,104
Retained earnings	245,605	219,424
Accumulated other comprehensive income	20,768	10,885
Less: 5,000 shares of treasury stock, at cost, at September 30, 2002	(163)	—
Total stockholders’ equity	335,753	293,588

Total liabilities and stockholders’ equity	$3,819,973	$3,465,853

See Accompanying Notes to Unaudited Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, except Common Share Data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Interest income:
Loans	$41,501	$43,895	$120,982	$129,800
Investment securities:
Taxable	11,401	12,278	33,185	39,158
Nontaxable	847	1,048	2,592	3,150
Federal funds sold	98	228	269	1,382
Other interest bearing accounts	10	35	34	309
Total interest income	53,857	57,484	157,062	173,799

Interest expense:
Deposits	16,939	23,508	51,469	76,480
Short-term borrowings	895	2,607	2,943	10,805
Long-term borrowings	1,480	1,061	3,000	2,605
Total interest expense	19,314	27,176	57,412	89,890
Net interest income	34,543	30,308	99,650	83,909

Provision for loan losses	3,320	1,870	10,520	3,890
Net interest income after provision for loan losses	31,223	28,438	89,130	80,019

Other income:
Loan service fees	927	1,202	3,923	2,957
Deposit service fees	2,826	2,207	8,145	6,486
Lease financing, net	2,207	180	3,460	1,313
Trust and brokerage fees	1,211	1,033	3,543	2,639
Net gains on sale of securities available for sale	22	92	1,295	1,706
Increase in cash surrender value of life insurance	1,025	556	3,093	1,620
Other operating income	1,222	909	3,665	2,912
	9,440	6,179	27,124	19,633

Other expense:
Salaries and employee benefits	12,929	11,834	36,333	33,928
Occupancy and equipment expense	4,015	4,254	11,931	13,014
Goodwill amortization expense	—	683	—	1,894
Other intangibles amortization expense	262	261	713	758
Advertising and marketing expense	828	770	2,452	2,440
Other operating expenses	4,873	4,841	15,274	13,098
	22,907	22,643	66,703	65,132
Income before income taxes	17,756	11,974	49,551	34,520

Income taxes	5,574	4,263	15,477	11,947
Net Income	$12,182	$7,711	$34,074	$22,573

Common share data:
Basic earnings per common share	$0.69	$0.44	$1.94	$1.28
Diluted earnings per common share	$0.68	$0.43	$1.90	$1.26
Weighted average common shares outstanding	17,654,314	17,595,327	17,583,624	17,603,123
Diluted weighted average common shares outstanding	18,039,483	17,971,952	17,943,028	17,873,167

See Accompanying Notes to Unaudited Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001

Cash Flows From Operating Activities
Net income	$34,074	$22,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,085	15,942
Gain on disposal of premises and equipment and leased equipment	(620)	(435)
Amortization of other intangibles and goodwill	713	2,652
Provision for loan losses	10,520	3,890
Deferred income tax benefit	(3,396)	(1,016)
Amortization of premiums and discounts on investment securities available for sale, net	3,608	699
Net gains on sale of investment securities available for sale	(1,295)	(1,706)
Proceeds from sale of loans held for sale	25,771	46,175
Origination of loans held for sale	(32,299)	—
Net gains on sale of loans held for sale	(501)	—
Increase in cash surrender value of life insurance, net	(3,093)	(1,620)
Interest only securities accretion	(626)	(753)
(Increase) decrease in other assets	(1,347)	4,524
Decrease in other liabilities	(13,140)	(5,865)
Net cash provided by operating activities	34,454	85,060

Cash Flows From Investing Activities
Proceeds from sale of investment securities available for sale	83,191	50,223
Proceeds from maturities and calls of securities available for sale	239,172	304,848
Purchase of securities available for sale	(357,191)	(214,318)
Net increase in loans	(47,798)	(214,410)
Purchases of premises and equipment and leased equipment	(10,377)	(16,661)
Proceeds from sales of premises and equipment and leased equipment	3,317	2,170
Principal collected (paid) on lease investments	3,218	(522)
Purchase of bank owned life insurance	(35,000)	—
Cash paid, net of cash and cash equivalents acquired in acquisitions	(47,663)	(6,780)
Proceeds received from interest only securities	3,750	3,868
Net cash used in investing activities	(165,381)	(91,582)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	97,050	(34,179)
Net (decrease) increase in short-term borrowings	(58,868)	515
Proceeds from long-term borrowings	66,506	19,430
Principal paid on long-term borrowings	(4,628)	(6,798)
Issuance of common stock	5,000	—
Treasury stock transactions, net	(222)	(4,637)
Stock options exercised	1,323	—
Dividends paid on common stock	(7,893)	(4,810)
Net cash provided by (used in) financing activities	98,268	(30,479)

Net decrease in cash and cash equivalents	$(32,659)	$(37,001)

Cash and cash equivalents:
Beginning of period	130,480	131,599

End of period	$97,821	$94,598

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$58,492	$91,124
Income taxes paid, net	12,081	9,100

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$111,656	$45,435
Loans, net	109,099	139,518
Premises and equipment, net	3,891	4,424
Lease investments, net	27,446	—
Other assets	5,813	584
Intangibles, net	973	326
Goodwill	13,820	6,944
Total non cash assets acquired	272,698	197,231

Liabilities assumed:
Deposits	182,823	176,549
Short-term borrowings	21,772	—
Long-term borrowings	11,144	5,526
Accrued expenses and other liabilities	9,296	8,376
Total liabilities assumed	225,035	190,451
Net non cash assets acquired	$47,663	$6,780

Cash and cash equivalents acquired	$21,095	$35,109

Transfer of investment securities from held-to-maturity to available-for-sale	$—	$660,311
Real estate acquired in settlement of loans	526	2,393

See Accompanying Notes to Unaudited Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and 2001

(Unaudited)

1.              BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”) and its subsidiaries, including its three wholly owned national bank subsidiaries (collectively, the “Banks”): MB Financial Bank, N.A. (“MB Financial Bank”), Union Bank, N.A., and Abrams Centre National Bank.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

2.              MERGERS AND ACQUISITIONS

On November 4, 2002, the Company announced that it agreed to acquire South Holland Bancorp, Inc. for $93.1 million in cash, pending regulatory approval and approval by South Holland Bancorp shareholders.  South Holland Bancorp is the parent company of South Holland Trust & Savings Bank (“South Holland”) which will be merged into MB Financial Bank after the transaction is completed.  As of the announcement date, South Holland Bancorp had $535 million in assets.  The transaction is expected to generate approximately $21.9 million of goodwill, and to be completed in the first quarter of 2003.

On August 12, 2002, the Company acquired LaSalle Systems Leasing, Inc. and its affiliated company, LaSalle Equipment Limited Partnership (“LaSalle”), based in the Chicago metropolitan area, for $39.7 million.  Of this amount, $5.0 million was paid in the form of common stock, with the balance paid in cash.  The purchase price includes a $4.0 million deferred payment tied to LaSalle’s future results.  The transaction generated approximately $1.7 million in goodwill, which may be adjusted, if the $4.0 million deferred payment is made at a later date.  LaSalle operates as a subsidiary of MB Financial Bank.

Pro forma results of operation for LaSalle for the three and nine month period ended September 30, 2002 and three and nine months ended September 30, 2001 are not included, as LaSalle would not have had a material impact on the Company’s financial statements.

On April 8, 2002, the Company completed its acquisition of First National Bank of Lincolnwood (“Lincolnwood”), based in Lincolnwood, Illinois, and Lincolnwood’s parent, First Lincolnwood Corporation, for an aggregate purchase price of approximately $35.0 million in cash.  The Company merged the three-office, $227.5 million asset Lincolnwood into the Company’s Illinois-based subsidiary bank, MB Financial Bank.

Pro forma results of operation for Lincolnwood for the nine month period ended September 30, 2002 and three and nine months ended September 30, 2001 are not included, as Lincolnwood would not have had a material impact on the Company’s financial statements.

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

The following information reconciles net interest income and net income of Old MB Financial as previously reported in Old MB Financial’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2001 to those included in the accompanying consolidated financial statements (in thousands):

Three Months Ended

Nine Months Ended

	September 30, 2001	September 30, 2001
Net interest income
Old MB Financial	$13,178	$35,949
MidCity Financial	17,130	47,960
Total net interest income	$30,308	$83,909

Net Income
Old MB Financial	$3,634	$9,872
MidCity Financial	4,077	12,701
Total net income	$7,711	$22,573

On April 21, 2001, Old MB Financial acquired FSL Holdings (“FSL”) and its subsidiary, First Savings & Loan Association of South Holland, with assets of $221.8 million.  First Savings and Loan of South Holland was subsequently merged into MB Financial Bank.  Each shareholder of FSL was paid $165.00 for each share of common stock held by such shareholder (for an aggregate consideration of $41.3 million).  The transaction was accounted for as a purchase and generated $6.9 million in goodwill.

Pro forma results of operation for FSL for the three and nine months ended September 30, 2001 are not included, as FSL would not have had a material impact on the Company’s financial statements.

3.              COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale and interest only receivables arising during the quarter, net of tax.  For the three and nine month periods ended September 30, 2002, comprehensive income was $19.8 million and $44.0 million, respectively, and for the three and nine months ended September 30, 2001, comprehensive income was $15.6 million and $38.5 million, respectively.

4.              EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except share and per share data):

Three Months Ended

Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Basic:
Net income	$12,182	$7,711	$34,074	$22,573
Average shares outstanding	17,654,314	17,595,327	17,583,624	17,603,123
Basic earnings per share	$0.69	$0.44	$1.94	$1.28

Diluted:
Net income	$12,182	$7,711	$34,074	$22,573
Average shares outstanding	17,654,314	17,595,327	17,583,624	17,603,123
Net effect of dilutive stock options	385,169	376,625	359,404	270,044
Total	18,039,483	17,971,952	17,943,028	17,873,167
Diluted earnings per share	$0.68	$0.43	$1.90	$1.26

5.              ADOPTION OF STATEMENT 142

On January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead is subject to at least annual assessments for impairment by applying a fair-value based test.  SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  The Company determined that no transitional impairment loss was required at January 1, 2002.

Intangible asset disclosures are as follows (in thousands):

	As of September 30, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$16,296	$(13,240)

Aggregate intangible amortization expense:
For the Nine months ended September 30, 2002	$713

Estimated intangible amortization expense:
For the year ended December 31, 2002	$971
For the year ended December 31, 2003	824
For the year ended December 31, 2004	614
For the year ended December 31, 2005	376
For the year ended December 31, 2006	249

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows (in thousands):

Nine Months Ended
September 30, 2002

Balance at December 31, 2001	$32,031
Goodwill acquired during period	13,820
Balance at September 30, 2002	$45,851

The following table presents pro forma net income and earnings per share in all periods presented excluding goodwill amortization expense (dollar amounts in thousands except earnings per share):

Three Months Ended

Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Reported net income	$12,182	$7,711	$34,074	$22,573
Add back: Goodwill Amortization	—	683	—	1,894
Adjusted net income	$12,182	$8,394	$34,074	$24,467

Basic earnings per share:
Reported net income	$0.69	$0.44	$1.94	$1.28
Add back: Goodwill Amortization	—	0.04	—	0.11
Adjusted net income	$0.69	$0.48	$1.94	$1.39

Fully diluted earnings per share:
Reported net income	$0.68	$0.43	$1.90	$1.26
Add back: Goodwill Amortization	—	0.04	—	0.11
Adjusted net income	$0.68	$0.47	$1.90	$1.37

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

In October 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions.”  This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except transactions between two or more mutual enterprises.  The provisions of this Statement that relate to the application of SFAS No. 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises.  The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142.  If certain criteria in this SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon the adoption of SFAS No. 142, and financial institutions meeting these conditions will be required to restate previously issued financials.  Provisions of this statement that relate to the application of the purchase method of accounting are effective for acquisitions on or after October 1, 2002.  The provision of this Statement relating to accounting for impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002, with earlier application permitted.  The adoption of this Statement is not expected to materially impact the Company’s consolidated financial statements.

7.              LONG TERM BORROWINGS

At September 30, 2002, long-term borrowings included $59.8 million in Trust Preferred Securities issued through MB Financial Capital Trust I, a Delaware statutory business trust and wholly owned subsidiary of the Company.  The Trust Preferred Securities pay cumulative cash distributions quarterly at an 8.60% annual rate. Proceeds from the sale of the Trust Preferred Securities were invested by the Trust in 8.60% Junior Subordinated Deferrable Interest Debentures (“Debentures”) issued by the Company which represents all of the assets of the Trust.  The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at the stated maturity in the year 2032, or upon redemption on a date no earlier than September 30, 2007.   The redemption price will equal the aggregate liquidation amount of the Trust Preferred Securities plus accumulated and unpaid distributions through the redemption date.  Redemption prior to September 30, 2007 is permitted under certain circumstances.

At September 30, 2002 and December 31, 2001, long-term borrowings included $25.0 million in floating rate Trust Preferred Securities issued through Coal City Capital Trust I, a Delaware statutory business trust and wholly owned subsidiary of the Company.  The Trust Preferred Securities pay cumulative cash distributions quarterly at a rate per annum, reset quarterly, equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 1.80%.  The rate at September 30, 2002 was 3.61%.  Proceeds from the sale of the Trust Preferred Securities were invested by Coal City Capital Trust I in floating rate (3-month LIBOR plus 1.80%) Debentures issued by the Company that represents all of the assets of Coal City Capital Trust I.  The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Debentures at the stated maturity in the year 2028 or upon redemption on a date no earlier than September 1, 2008, in each case at a redemption price equal to the aggregate liquidation preference of the Trust Preferred Securities plus any accumulated and unpaid distributions thereon to the date of redemption.  Redemption prior to September 1, 2008 is permitted under certain circumstances.

At September 30, 2002 and December 31, 2001, long-term borrowings also included $20.0 million and $16.0 million, respectively, in unsecured floating rate subordinated debt.  The subordinated debt is subject to a revolving loan agreement that allows borrowings up to $40.0 million and requires at least $20.0 million outstanding to keep the credit facility available for a period of one year.  On January 30, 2003, the outstanding principal balance of such debt will become fixed.  Interest accrues at a rate equal to the 6-month LIBOR plus 2.60% and is due quarterly.  Terms for this seven-year instrument are interest quarterly for two years, with equal quarterly principal amortization over the final five years, with a maturity of January 2009.  Prepayment is allowed at any time without penalty.

The Company had Federal Home Loan Bank advances with maturity dates greater than one year of $9.7 million and $10.1 million at September 30, 2002 and December 31, 2001, respectively.  As of September 30, 2002, the advances had fixed interest rates ranging from 3.87% to 5.90%.  Advances in the amount of $3.0 million are callable on a quarterly basis and are due in 2008.

The Company had notes payable to banks totaling $17.5 million and $7.9 million at September 30, 2002 and December 31, 2001, respectively, which accrue interest at rates ranging from 6.02% to 9.50%.  Lease investments includes equipment with an amortized cost of $20.3 million and $10.5 million at September 30, 2002 and December 31, 2001, respectively, that is pledged as collateral on these notes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of the Company’s financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.  As described in note 2, the merger of Old MB Financial and MidCity Financial with and into the Company, which was completed on November 6, 2001, has been accounted for using the pooling of interests method of accounting and the historical financial statements of the Company reflect the merged companies combined.

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

Results of Operations

Third Quarter Results

The Company had net income of $12.2 million for the third quarter of 2002 compared to $7.7 million for the third quarter of 2001, an increase of $4.5 million or 58.0%.  Fully diluted earnings per share for the three months ended September 30, 2002 increased 58.1% to $0.68 compared to $0.43 for the third quarter of 2001.  Net interest income, the largest component of net income, was $34.5 million for the three months ended September 30, 2002, an increase of $4.2 million or 14.0% from $30.3 million in the third quarter of 2001. Net interest income grew due to a 25 basis point increase in the net interest margin, expressed on a fully taxable equivalent basis, to 4.05%, and a $197.8 million increase in average interest earning assets.  The increased net interest margin was primarily due to the reversal of interest rate compression experienced in 2001, at which time interest earning assets were repricing more quickly than interest bearing liabilities in a declining rate environment and better pricing obtained by the Company on loans and deposits in 2002.  The increase in interest earning assets was primarily due to the Lincolnwood acquisition and continued growth of the loan portfolio.

The provision for loan losses increased by $1.5 million for the three months ended September 30, 2002 compared to the third quarter of 2001.  The increase was prompted by an increase in non-performing loans since September 30, 2001, continued weakness in the overall economic environment and an increase of 6.5% in the loan portfolio over the past twelve months.

Other income increased $3.2 million, or 52.8% to $9.4 million for the quarter ended September 30, 2002 from $6.2 million for the third quarter of 2001. Net lease financing increased by $2.0 million due to additional revenues generated as a result of the LaSalle acquisition and specific reserves recorded in 2001. Deposit service fees, increase in cash surrender value of life insurance and other operating income grew $619 thousand, $469 thousand and $313 thousand, respectively.

Other expense increased by $264 thousand, or 1.2% to $22.9 million for the three months ended September 30, 2002 from $22.6 million for the three months ended September 30, 2001.  Salaries and employee benefits increased by $1.1 million due to the Lincolnwood and LaSalle acquisitions and the Company’s continued growth and investment in personnel. Goodwill amortization expense declined by $683 thousand or $0.04 basic and fully diluted earnings per share, due to the adoption of Statement of Financial Accounting Standards No. 142 on January 1, 2002, which eliminated the requirement to amortize goodwill.  Occupancy and equipment expenses declined by $239 thousand due to a decline in depreciation expense resulting from the outsourcing of data processing activities in December 2001 (MidCity Financial utilized an in-house data processing system prior to merging with Old MB Financial).

Year-To-Date Results

The Company had net income of $34.1 million for the nine months ended September 30, 2002 compared to $22.6 million for the nine months ended September 30, 2001, an increase of $11.5 million or 51.0%.  Fully diluted earnings per share for the nine months ended September 30, 2002 increased 50.8% to $1.90 compared to $1.26 for the same period in 2001.  Net interest income, the largest component of net income, was $99.7 million for the nine months ended September 30, 2002, an increase of $15.8 million from $83.9 million for the first nine months of 2001. Net interest income grew due to a 44 basis point increase in the net interest margin, expressed on a fully taxable equivalent basis, to 4.08% and a $161.9 million increase in average earning assets.  The increased net interest margin was primarily due to the reversal of interest rate compression experienced in 2001, at which time earning assets were repricing more quickly than interest bearing liabilities in a declining rate environment and better pricing obtained by the Company on loans and deposits in 2002. The increase in earning assets was primarily due to the Lincolnwood acquisition and continued growth of the loan portfolio.

The provision for loan losses increased by $6.6 million for the nine months ended September 30, 2002 compared to the same period in 2001. The increase was prompted by an increase in non-performing loans since September 30, 2001, continued weakness in the overall economic environment and an increase of 6.5% in the loan portfolio over the past twelve months.

Other income increased $7.5 million, or 38.2% to $27.1 million for the nine-month period ended September 30, 2002 from $19.6 million for the first nine months of 2001. Net lease financing increased by $2.1 million due to additional revenues generated as a result of the LaSalle acquisition and specific reserves recorded in 2001. Deposit service fees, increase in cash surrender value of life insurance, loan service fees, trust and brokerage fees and other operating income increased by $1.7 million, $1.5 million, $966 thousand, $904 thousand and $753 thousand, respectively.

Other expense increased by $1.6 million, or 2.4% to $66.7 million for the nine months ended September 30, 2002 compared to $65.1 million for the nine months ended September 30, 2001.  Within the category, salaries and employee benefits increased by $2.4 million due to the Lincolnwood and LaSalle acquisitions and the Company’s continued growth and investment in personnel.  Other operating expenses increased by $2.2 million, primarily due to a $1.1 million accrual for a litigation matter (further discussed under “Other Expense” below) and a $1.1 million increase in computer services related to the outsourcing of processing activities and the addition of Lincolnwood. Goodwill amortization expense declined by $1.9 million or $0.11 basic and fully diluted earnings per share, due to the adoption of Statement of Financial Accounting Standards No. 142.  Occupancy and equipment expenses declined by $1.1 million due to a $1.2 million decrease in depreciation expense resulting from the outsourcing of the data processing activities during December 2001.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended September 30,
	2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans(1)(2)	$2,449,439	$41,428	6.71%	$2,282,088	$43,758	7.61%
Loans exempt from federal income taxes(3)	6,051	113	7.41	10,465	211	8.00
Taxable investment securities	866,087	11,401	5.22	814,197	12,278	5.98
Investment securities exempt from federal income taxes(3)	81,819	1,303	6.32	93,967	1,612	6.81
Federal funds sold	24,387	98	1.59	27,360	228	3.31
Other interest bearing deposits	2,024	10	1.96	3,969	35	3.50
Total interest earning assets	3,429,807	54,353	6.29	3,232,046	58,122	7.13
Non-interest earning assets	314,749			253,174
Total assets	$3,744,556			$3,485,220

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$578,848	$2,221	1.52%	$556,714	$3,738	2.66%
Savings deposits	370,150	910	0.98	341,135	1,136	1.32
Time deposits	1,687,056	13,808	3.25	1,495,596	18,634	4.94
Short-term borrowings	166,870	895	2.13	263,876	2,607	3.92
Long-term borrowings	94,218	1,480	6.23	66,880	1,061	6.29
Total interest bearing liabilities	2,897,142	19,314	2.64	2,724,201	27,176	3.96
Demand deposits – non-interest bearing	484,107			428,537
Other non-interest bearing liabilities	40,812			38,484
Stockholders’ equity	322,495			293,998
Total liabilities and stockholders’ equity	$3,744,556			$3,485,220
Net interest income/interest rate spread(4)		$35,039	3.65%		$30,946	3.17%

Net interest margin on a fully tax equivalent basis(5)			4.05%			3.80%
Net interest margin(5)			4.00%			3.72%

(1)                  Non-accrual loans are included in average loans.

(2)                  Interest income includes loan origination fees of $1.0 million and $656 thousand for the three months ended September 30, 2002 and 2001, respectively.

(3)                  Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate for the three months ended September 30, 2002 and 2001, respectively.

(4)                  Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)                  Net interest margin represents net interest income as a percentage of average interest earning assets.

The Company’s net interest income increased $4.2 million, or 14.0% to $34.5 million for the quarter ended September 30, 2002 from $30.3 million for the third quarter of 2001. Interest income decreased $3.6 million due to an 84 basis point decline in yield on average interest earning assets to 6.29%. The decrease in yield was partially offset by a $197.8 million, or 6.1% increase in average earning assets, comprised of a $162.9 million, or 7.1% increase in average loans, and a $39.7 million, or 4.4% increase in average investment securities.  Interest expense declined by $7.9 million due to a 132 basis point decrease in the cost of funds to 2.64%, which was partially offset by a $172.9 million, or 6.4% increase in average interest bearing liabilities.  The net interest margin expressed on a fully taxable equivalent basis rose 25 basis points to 4.05% in the third quarter of 2002 from 3.80% in the comparable 2001 period due to the reversal of interest rate compression experienced in 2001, at which time earning assets were repricing more quickly than interest bearing liabilities in a declining rate environment and better pricing obtained by the Company on loans and deposits in 2002.

(Dollars in thousands)

	Nine Months Ended September 30,
	2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans(1)(2)	$2,393,340	$120,680	6.74%	$2,164,318	$129,392	7.99%
Loans exempt from federal income taxes(3)	8,666	465	7.17	10,524	628	7.98
Taxable investment securities	807,862	33,185	5.49	837,934	39,158	6.25
Investment securities exempt from federal income taxes(3)	82,126	3,988	6.49	93,843	4,846	6.90
Federal funds sold	21,956	269	1.64	40,067	1,382	4.61
Other interest bearing deposits	2,905	34	1.56	8,263	309	5.00
Total interest earning assets	3,316,855	158,621	6.39	3,154,949	175,715	7.45
Non-interest earning assets	305,968			258,308
Total assets	$3,622,823			$3,413,257

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$574,525	$5,754	1.34%	$552,464	$11,870	2.87%
Savings deposits	361,040	2,668	0.99	333,603	4,879	1.96
Time deposits	1,620,361	43,047	3.55	1,444,005	59,731	5.53
Short-term borrowings	174,230	2,943	2.26	283,689	10,805	5.09
Long-term borrowings	74,618	3,000	5.38	60,122	2,605	5.79
Total interest bearing liabilities	2,804,774	57,412	2.74	2,673,883	89,890	4.49
Demand deposits – non-interest bearing	470,828			413,782
Other non-interest bearing liabilities	39,374			37,828
Stockholders’ equity	307,847			287,764
Total liabilities and stockholders’ equity	$3,622,823			$3,413,257
Net interest income/interest rate spread(4)		$101,209	3.65%		$85,825	2.96%

Net interest margin on a fully tax equivalent basis(5)			4.08%			3.64%
Net interest margin(5)			4.02%			3.56%

(1)          Non-accrual loans are included in average loans.

(2)          Interest income includes loan origination fees of $2.5 million and $2.1 million for the nine months ended September 30, 2002 and 2001, respectively.

(3)          Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate for the nine months ended September 30, 2002 and 2001, respectively.

(4)          Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)          Net interest margin represents net interest income as a percentage of average interest earning assets.

The Company’s net interest income increased $15.8 million, or 18.8% to $99.7 million for the nine months ended September 30, 2002 from $83.9 million for the nine months ended September 30, 2001. Interest income decreased $16.7 million due to a 106 basis point decline in yield on average interest earning assets to 6.39%. The decrease in yield was partially offset by a $161.9 million, or 5.1% increase in average earning assets, comprised of a $227.2 million, or 10.4% increase in average loans, a $41.8 million, or 4.5% decline in average investment securities and an $18.1 million, or 45.2% decline in federal funds sold.  Interest expense declined by $32.5 million due to a 175 basis point decrease in the cost of funds to 2.74%, which was partially offset by a $130.9 million, or 4.9% increase in average interest bearing liabilities. The net interest margin expressed on a fully taxable equivalent basis rose 44 basis points to 4.08% in the first nine months of 2002 from 3.64% in the comparable 2001 period due to the reversal of interest rate compression experienced in 2001 and better pricing obtained by the Company on loans and deposits in 2002.

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

	Three Months Ended September 30, 2002 Compared to September 30, 2001			Nine Months Ended September 30, 2002 Compared to September 30, 2001
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change

Interest Earning Assets:
Loans	$3,070	$(5,400)	$(2,330)	$12,831	$(21,543)	$(8,712)
Loans exempt from federal income taxes(1)	(83)	(15)	(98)	(104)	(59)	(163)
Taxable investment securities	749	(1,626)	(877)	(1,366)	(4,607)	(5,973)
Investment securities exempt from federal
Income taxes(1)	(198)	(111)	(309)	(581)	(277)	(858)
Federal funds sold	(23)	(107)	(130)	(459)	(654)	(1,113)
Other interest bearing deposits	(13)	(12)	(25)	(133)	(142)	(275)
Total increase in interest income	3,502	(7,271)	(3,769)	10,188	(27,282)	(17,094)

Interest Bearing Liabilities:
NOW and money market deposit accounts	144	(1,661)	(1,517)	456	(6,572)	(6,116)
Savings deposits	91	(317)	(226)	373	(2,584)	(2,211)
Time deposits	2,163	(6,989)	(4,826)	6,631	(23,315)	(16,684)
Short-term borrowings	(763)	(949)	(1,712)	(3,219)	(4,643)	(7,862)
Long-term borrowings	430	(11)	419	593	(198)	395
Total increase in interest expense	2,065	(9,927)	(7,862)	4,834	(37,312)	(32,478)
Increase (decrease) in net interest income	$1,437	$2,656	$4,093	$5,354	$10,030	$15,384

(1)                  Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% rate for the three months and nine months ended September 30, 2002 and September 30, 2001, respectively.

Other Income

Other income increased $3.2 million, or 52.8% to $9.4 million for the quarter ended September 30, 2002 from $6.2 million for the third quarter of 2001. Net lease financing increased by $2.0 million due to $1.1 million in additional revenues generated as a result of the LaSalle acquisition and specific reserves totaling $600 thousand which the Company established against two lease schedules in the third quarter of 2001.  Deposit service fees grew by $619 thousand primarily due to growth of monthly service charges and NSF and overdraft fees.  Increase in cash surrender value of life insurance grew by $469 thousand as the insurance investment more than doubled due to an additional $35.0 million invested on January 2, 2002.  Other operating income increased by $313 thousand, largely due to $295 thousand in gains on the origination and sale of residential mortgage loans in the 2002 period.

Other income increased $7.5 million, or 38.2% to $27.1 million for the nine-month period ended September 30, 2002 from $19.6 million for the first nine months of 2001. Net lease financing increased by $2.1 million due to $1.1 million in additional revenues generated as a result of the LaSalle acquisition and specific reserves totaling $600 thousand which the Company established against two lease schedules in the third quarter of 2001. Deposit service fees grew by $1.7 million primarily due to growth of monthly service charges and NSF and overdraft fees. Increase in cash surrender value of life insurance grew by $1.5 million due to the additional $35.0 million invested on January 2, 2002. Loan service fees increased $966 thousand, primarily due to a $779 thousand gain realized in the 2002 period in connection with the termination, through the clean up call, of the 96-1 home equity line of credit securitization trust. Trust and brokerage fees increased by $904 thousand due to increases in income from trust services and investment services income of $781 thousand and $92 thousand, respectively. Other operating income increased by $753 thousand, largely due to $501 thousand in gains on the origination and sale of residential mortgage loans in the 2002 period.

Other Expense

Other expense increased by $264 thousand, or 1.2% to $22.9 million for the three months ended September 30, 2002 from $22.6 million for the three months ended September 30, 2001.  Salaries and employee benefits increased by $1.1 million due to the Lincolnwood and LaSalle acquisitions and the Company’s continued growth and investment in personnel. Goodwill amortization expense declined by $683 thousand as goodwill is not subject to amortization in the 2002 period under the provisions of Statement of Financial Accounting Standards No. 142, which the Company adopted on January 1, 2002. Occupancy and equipment expenses declined by $239 thousand due to a decrease in depreciation expense resulting from the outsourcing of data processing activities in December 2001(MidCity Financial utilized an in-house data processing system prior to merging with Old MB Financial).

Other expense increased by $1.6 million, or 2.4% to $66.7 million for the nine months ended September 30, 2002 compared to $65.1 million for the nine months ended September 2001.  Within the category, salaries and employee benefits increased by $2.4 million due to the Lincolnwood and LaSalle acquisitions and the Company’s continued growth and investment in personnel.  Other operating expenses increased by $2.2 million, primarily due to a $1.1 million accrual for an unfavorable appellate court ruling related to rent payments claimed to be owed by the Company pursuant to a land lease agreement under which the Company is lessee.  During the first quarter of 2002, the appellate court reversed the decision of the lower court, which found that the Company was not liable for these payments under the lease agreement and directed summary judgement in favor of the defendant, the lessee.  In October 2002, the Illinois Supreme Court denied the Company’s petition for leave to appeal the appellate court ruling, effectively eliminating the possibility that this ruling will be reversed.  Despite the denial of its petition for leave to appeal the appellate court ruling, the Company is pursuing various counter-claims against the plaintiff lessor in the lower court.  The accrual reflects the amount pertaining to rent expense incurred through the first nine months of 2002.  A $1.1 million increase in computer services related to the outsourcing of processing activities and the addition of Lincolnwood also contributed to the rise in other operating expenses. Goodwill amortization expense declined by $1.9 million due to the Company’s adoption of Statement of Financial Accounting Standards No. 142.  Occupancy and equipment expenses declined by $1.1 million due to a $1.2 million decrease in depreciation expense resulting from the outsourcing of the data processing activities during December 2001.

Income Taxes

                Income tax expense for the three months ended September 30, 2002 was $5.6 million compared to $4.3 million for the same period in 2001.  The effective tax rate decreased to 31.4% for the third quarter of 2002 from 35.6% for the same period in 2001.  The effective tax rate decreased primarily due to the favorable tax treatment on the income generated by the additional purchase of $35.0 million in cash surrender value of life insurance made during January of 2002 and the elimination of non-deductible goodwill amortization expense.

Income tax expense for the nine-month period ended September 30, 2002 was $15.5 million compared to $11.9 million for the same period in 2001.  The effective tax rate decreased to 31.2% for the first nine months of 2002 from 34.6% for the same period in 2001. The effective tax rate decreased primarily due to the favorable tax treatment on the income generated by the additional purchase of $35.0 million in cash surrender value of life insurance made during January of 2002 and the elimination of non-deductible goodwill amortization expense.

Balance Sheet

Total assets increased $354.1 million, or 10.2% to $3.8 billion at September 30, 2002 compared to $3.5 billion at December 31, 2001. Investment securities available for sale increased by $159.6 million, or 18.9%, primarily due to the acquisition of Lincolnwood, which had investment securities available for sale of $111.7 million at the April 8, 2002 acquisition date.   Net loans increased by $145.8 million, or 6.4%, largely due to the acquisition of Lincolnwood, which had net loans of $101.4 million at the acquisition date. Cash surrender value of life insurance increased by $38.1 million, or 112.4% primarily due to an additional investment of $35.0 million made in January 2002.  Net lease investments increased by $18.7 million, or 38.7% due to the LaSalle acquisition, while goodwill increased by $13.8 million due to goodwill generated in the Lincolnwood and LaSalle acquisitions.

Total liabilities increased by $312.0 million, or 9.8% to $3.5 billion at September 30, 2002 from $3.2 billion at December 31, 2001. Total deposits grew by $279.9 million, or 9.9%, largely due to $182.8 million in deposits acquired from Lincolnwood.  Long-term borrowings increased by $73.0 million, or 123.8% due to the issuance of $59.8 million in trust-preferred securities in August 2002 and $10.3 million in notes payable assumed in the LaSalle acquisition. Short-term borrowings declined by $37.1 million, or 15.2% due to $83.0 million in repayments of Federal Home Loan Bank advances, which were partially offset by additional federal funds purchased of $46.4 million.

Total stockholders’ equity increased $42.2 million, or 14.4% to $335.8 million at September 30, 2002 compared to $293.6 million at December 31, 2001.  The growth was primarily due to continued strong earnings, a $9.9 million increase in accumulated other comprehensive income, and the issuance of $5.0 million in common stock in conjunction with the acquisition of LaSalle.  The above were partially offset by $7.9 million, or $0.45 per share cash dividends paid since December 31, 2001.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	September 30, 2002		December 31, 2001		September 30, 2001
	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$522,560	21.21%	$490,314	21.21%	$594,229	25.60%

Commercial loans collateralized by assignment of lease payments	284,625	11.55%	303,063	13.11%	243,220	10.48%
Commercial real estate	873,525	35.46%	862,586	37.31%	810,318	34.92%
Residential real estate	387,374	15.73%	351,064	15.18%	364,212	15.69%
Construction real estate	200,386	8.14%	132,403	5.73%	127,372	5.49%
Installment and other	194,816	7.91%	172,524	7.46%	181,366	7.82%
Gross loans(1)	2,463,286	100.00%	2,311,954	100.00%	2,320,717	100.00%
Allowance for loan losses	(33,080)		(27,500)		(26,988)
Net loans	$2,430,206		$2,284,454		$2,293,729

(1)          Gross loan balances at September 30, 2002, December 31, 2001, and September 30, 2001 are net of unearned income, including net deferred loan fees of $3.8 million, $3.6 million, and $3.0 million, respectively.

Net loans increased by $145.8 million from $2.3 billion December 31, 2001, due primarily to increases in construction real estate, residential real estate, commercial, and installment and other loans of $68.0 million, $36.3 million and $32.2 million and $22.3 million, respectively.  Net loans increased by $136.5 million from $2.3 billion at September 30, 2001 primarily due to $101.4 million in net loans acquired through the Lincolnwood acquisition in April 2002, as well as general growth within the construction real estate portfolio.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollars in thousands):

September 30, 2002

December 31, 2001

September 30, 2001

Non-performing loans:
Non-accrual loans	$17,141	$17,835	$10,428
Loans 90 days or more past due, still accruing interest	399	164	2,473
Total non-performing loans	17,540	17,999	12,901

Other real estate owned	370	1,164	1,760
Other repossessed assets	6	38	25

Total non-performing assets	$17,916	$19,201	$14,686

Total non-performing loans to total loans	0.71%	0.78%	0.56%
Allowance for loan losses to non-performing loans	188.60%	152.79%	209.19%
Total non-performing assets to total assets	0.47%	0.55%	0.42%

Total non-performing assets decreased  $1.3 million, or 6.7%, to $17.9 million at September 30, 2002 from $19.2 million at December 31, 2001 due to a $794 thousand decrease in other real estate owned and a $459 thousand decline in non-performing loans.  Other real estate owned decreased due to the sale of seven parcels with a carrying value totaling $1.2 million, which was partially offset by the addition of three properties totaling $408 thousand.  The sales resulted in a net gain of $135 thousand.  Non-performing loans declined by $459 thousand due to the Company’s collection efforts.

Total non-performing assets increased $3.2 million, or 22.0%, to $17.9 million at September 30, 2002 from $14.7 million at September 30, 2001 due to a $4.6 million increase in non-performing loans, which was partially offset by a $1.4 million decline in other real estate owned.   The increase in non-performing loans was primarily due to continued weakness in the overall economic environment.

Allowance for Loan Losses

A reconciliation of the activity in the Company’s allowance for loan losses follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Balance at beginning of period	$31,290	$29,552	$27,500	$26,836
Additions from acquisition / purchase of loans	—	—	1,212	3,025
Provision for loan losses	3,320	1,870	10,520	3,890
Charge-offs	(1,936)	(4,700)	(7,368)	(7,667)
Recoveries	406	266	1,216	904
Balance at September 30,	$33,080	$26,988	$33,080	$26,988

Total loans at September 30,	$2,463,286	$2,320,717	$2,463,286	$2,320,717

Ratio of allowance for loan losses to total loans	1.34%	1.16%	1.34%	1.16%

Net charge-offs declined by $2.9 million and $612 thousand, respectively, in the three and nine-month periods ended September 30, 2002 compared to the comparable 2001 periods.  The provision for loan losses increased by $1.4 million to $3.3 million in the quarter ended September 30, 2002 from $1.9 million in the quarter ended September 30, 2001, and by $6.6 million to $10.5 million in the nine months ended September 30, 2002 from $3.9 million in the nine-month 2001 period.  The increase in the provision for loan losses was prompted by an increase in non-performing loans since September 30, 2001, continued weakness in the overall economic environment and an increase of 6.5% in the loan portfolio over the past twelve months.

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

The Company maintains its allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience.  The Company further uses a risk rating system to evaluate the adequacy of the allowance for loan losses.  With this system, each loan is risk rated between one and nine by the originating loan officer or loan committee, with a one rating being loans of superior quality and a nine rating being a loss.  While all loans are monitored by the loan officer responsible, loans rated five or worse are closely monitored by credit management and the officer responsible for the account.  Loan loss reserve factors are multiplied against the balances in each risk-rating category to determine an appropriate level for the allowance for loan losses. Control of the Company’s loan quality is continually monitored by management and is reviewed by the Board of Directors of the Company and each Bank’s Board of Directors on a monthly basis, subject to oversight by the Company’s Board of Directors through several of its members who serve on the senior most loan committee.  The Company consistently applies its methodology for determining the adequacy of the allowance for loan losses, but may make adjustments to its methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.

Potential Problem Loans

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem assets.  At each scheduled bank Board of Directors meeting, a watch list is presented, showing significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.”  An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets and have been charge-off.  Assets that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention.

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

Potential problem loans are loans included on the watch list presented to the Board of Directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  The aggregate principal amounts of potential problem loans as of September 30, 2002, December 31, 2001 and September 30, 2001 were approximately $25.7 million, $15.7 million and $25.2 million, respectively.  The increase from December 31, 2001 was primarily due to one lease customer relationship totaling $8.8 million (see discussion below with respect to Kmart Corporation loans).

As of September 30, 2002, the Company had approximately $8.8 million in performing lease loans (collectively “Kmart loans”) under which Kmart Corporation was the lessee.  Approximately $5.6 million of these loans were direct financing leases included in the Company’s lease loan portfolio.  Kmart Corporation filed for bankruptcy protection on January 22, 2002.  The Kmart loans are secured by revenue producing equipment with an original cost of $10.2 million that was purchased and installed during the second half of 2001.  Subsequent to filing for bankruptcy protection, Kmart Corporation closed a number of its retail store locations, including some in which this equipment was located.  Kmart has informed us that all of our equipment located in closed stores has been moved to stores that will remain open, but to the Company’s knowledge Kmart has not affirmed or rejected our leases in bankruptcy court.

While the Kmart loans are currently performing in accordance with their terms, no assurance can be given that this will continue to be the case and such performance may depend on the terms of a reorganization plan for Kmart.  No assurances can be made that a loss related to these loans will not be incurred.

Lease Investments

Lease investments by categories follow (in thousands):

	September 30, 2002	December 31, 2001	September 30, 2001

Direct finance leases:
Minimum lease payments	$6,804	$9,113	$1,636
Estimated unguaranteed residual values	282	579	297
Less: unearned income	(838)	(1,829)	(345)
Direct finance leases (1)	$6,248	$7,863	$1,588

Leveraged leases:
Minimum lease payments	$50,641	$—	$—
Estimated unguaranteed residual values	5,843	—	—
Less: unearned income	(5,719)	—	—
Less: related non-recourse debt	(30,219)	—	—
Leveraged leases (1)	$20,546	$—	$—

Operating leases:
Equipment, at cost	$112,043	$82,489	$83,043
Less accumulated depreciation	(45,134)	(34,237)	(37,994)
Lease investments, net	$66,909	$48,252	$45,049

(1) Direct finance and leveraged leases are included as lease loans for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership to the lessee are classified as direct financing.  If these direct finance leases have non-recourse debt associated with them, they are further classified as leverage leases, and the associated debt is netted with the outstanding balance in the financial statements. Interest income on direct finance and leveraged leases are recognized using methods, which approximate a level yield over the term of the lease. Leveraged leases increased from nothing to $20.5 million at September 30, 2002 due entirely to the acquisition of LaSalle.

Operating leases are investments in equipment leased to other companies by the Company, where the residual component makes up more than 10% of the investment.  Operating leases have grown from $48.3 million at December 31, 2001 to $66.9 million at September 30, 2002 due to the acquisition of LaSalle, which had lease investments totaling $24.8 million at September 30, 2002.  The Company funds most of its lease equipment purchases, but has some loans at other banks totaling $17.5 million at September 30, 2002, $7.9 million at December 31, 2001 and $8.7 million at September 30, 2001.

The lease investment portfolio is made up of various types of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment.  A lessee generally must have an investment grade rating for its public debt from Moody’s or Standard & Poors, or the equivalent. The lease residual value represents the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are reviewed monthly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known. Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, the Company usually limits individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seeks to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate. There were approximately 1,668 leases at September 30, 2002 with an average residual value of $16 thousand.

At September 30, 2002, the following schedule represents the residual values for leases in the year initial lease terms are ended (in thousands):

	Residuals Values
End of Initial Lease Terms December 31,	Direct Finance Leases	Leverage Leases	Operating Leases
2002	$—	$1,172	$6,516
2003	—	1,612	4,736
2004	—	2,035	3,934
2005	—	763	3,046
2006	—	123	911
2007	282	138	1,060
	$282	$5,843	$20,203

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

At September 30, 2002 and December 31, 2001, interest only securities were $5.2 million and $8.6 million, respectively.  The value of interest only securities is subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets.  On a quarterly basis, the Company performs a review to determine the fair value of its interest only securities, as these securities were accounted for as investment securities available for sale.  As part of the review, the Company reviews its assumptions of prepayment speeds, discount rates and anticipated credit losses.

The following table shows the Company’s assumptions used to estimate the fair value at September 30, 2002 (dollars in thousands):

	Interest Only Securities Pools
	97-1	98-1
	Adjustable (1)	Adjustable (1)

Estimated fair value (2)	$3,468	$1,774
Prepayment speed	35.00%	35.00%
Weighted-average life (in years) (3)	0.24	1.61
Expected credit losses (4)	0.66%	7.03%
Residual cash flows discounted at	12.00%	12.00%
Loans outstanding at September 30, 2002	9,128	20,591
Retained interest in equity lines of credit trusts	4,282	1,814

(1)                        Rates for these loans are adjusted based on the prime rate as published in the Wall Street Journal.

(2)                        Unrealized holding gains at September 30, 2002 totaled $910 thousand and $1.3 million, for 97-1 and 98-1, respectively.

(3)                        The remaining weighted-average life in years of prepayable assets is calculated by the product of (a) the sum of the principal collections expected in each future year and (b) the number of years until collection, and then dividing the product of (a) and (b) by the initial principal balance.  This is not explicitly assumed but it reflects the overall effect of prepayment assumptions.

(4)                        Assumed remaining credit losses over the life remaining on the loans outstanding at September 30, 2002 are $60 thousand and $1.4 million, for 97-1 and 98-1, respectively.  The estimated credit loss percentage is derived by dividing the remaining expected credit losses by the related loan balance outstanding in the pool.

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

	At September 30, 2002		At December 31, 2001		At September 30, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury securities	$23,800	$25,530	$26,004	$26,301	$31,261	$31,650
U.S. Government agencies	302,584	320,565	345,334	354,754	385,300	398,765
States and political subdivisions	80,695	83,942	80,866	82,229	90,131	92,367
Mortgage-backed securities	481,587	488,506	292,573	296,216	264,377	268,552
Corporate bonds	59,287	58,978	53,912	52,423	61,375	59,515
Equity securities	18,052	18,208	17,996	19,083	14,384	16,466
Debt securities issued by foreign governments	1,040	1,051	878	881	878	882
Investments in equity lines of credit trusts	6,096	6,096	11,399	11,399	10,993	10,993
Total	$973,141	$1,002,876	$828,962	$843,286	$858,699	$879,190

Liquidity and Sources of Capital

The Company’s cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  Net cash provided by operating activities was $34.5 million and $85.1 million for the nine months ended September 30, 2002 and 2001, respectively, a decrease of $50.6 million.  The decrease in cash provided was due to a $32.3 million increase in loans originated for sale, a $20.4 million decline in proceeds from the sale of loans held for sale and a $7.3 million larger decrease in other liabilities.  These items were partially offset by an $11.5 million increase in net income.  Net cash used in investing activities increased by $73.8 million, to $165.4 million for the nine months ended September 30, 2002 from $91.6 million in the comparable period in 2001.  The increase in cash used was comprised of a $142.9 million increase in purchase of investment securities available for sale, a $65.7 million decrease in proceeds from maturities and calls of investment securities available for sale, a $40.9 million increase in net cash paid in acquisitions and a $35.0 million purchase of life insurance in January 2002.  The above increases in cash used were partially offset by a $166.6 million decline in the increase in net loans, a $33.0 million increase in proceeds from sales of investment securities available for sale and a $6.3 million decline in purchases of premises and equipment and leased equipment.  Financing activities provided $98.3 million in 2002 and used $30.5 million in 2001, providing additional cash of $128.7 million.   The additional cash was due to a $97.1 million increase in deposits in 2002 versus a $34.2 million decline in 2001 as well as a $47.1 million greater increase in proceeds from long term borrowings in 2002 compared to 2001.  These increases were partially offset by $59.4 million additional funds used in the 2002 period due to a net decrease in short term borrowings.

The Company expects to have available cash to meet its liquidity needs.  Liquidity management is monitored by the Asset/Liability committee of the Banks, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  In the event that additional short-term liquidity is needed, the Banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchased.  While there are no firm lending commitments in place, management believes that the Banks could borrow $150.7 million for a short time from these banks on a collective basis.  Additionally, MB Financial Bank, and Union Bank, N.A. are members of the Federal Home Loan Bank (“FHLB”) and each has the ability to borrow from the FHLB.  As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

At September 30, 2002, the Company’s total risk-based capital ratio was 14.64%, Tier 1 capital to risk-weighted assets ratio was 12.72% and Tier 1 capital to average asset ratio was 9.52%. The Banks were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at September 30, 2002.

At September 30, 2002, the Company’s book value per share was $18.94 and tangible book value per share was $16.24.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from the Company’s merger and acquisition activities, including its proposed acquisition of South Holland Bancorp and its recently completed acquisitions of First Lincolnwood Corporation and LaSalle Systems Leasing, Inc. and LaSalle Equipment Limited Partnership, might not be realized within the expected time frames; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write–offs; (3) changes in management’s estimate of the adequacy of the allowance for loan losses; (4) changes in management’s valuation of the Company’s interest only receivables; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior and the Company’s net interest margin; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) the Company’s ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (9) the Company’s ability to realize the residual values of its direct finance, leveraged, and operating leases; (10) the Company’s ability to access cost-effective funding; (11) changes in financial markets; (12) changes in economic conditions in general and in the Chicago metropolitan area in particular; (13) new legislation or regulatory changes; (14) changes in accounting principles, policies or guidelines; and (15) future acquisitions of other depository institutions or lines of business.

The Company does not undertake any obligation to update any forward–looking statement to reflect circumstances or events that occur after the date on which the forward–looking statement is made.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability Management

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

The table below sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2002, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2002 on the basis of contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced as a result of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 30%, 85% and 24%, respectively, in the first three months, 10%, 2%, and 12%, respectively, in the next nine months, and 60%, 13% and 64%, respectively, after one year (dollars in thousands):

Time to Maturity or Repricing

	0 – 90 Days	91 – 365 Days	1 – 5 Years	Over 5 Years	Total

Interest Earning Assets:
Interest bearing deposits with banks	$2,869	$—	$—	$—	$2,869
Federal funds sold	—	—	—	—	—
Investment securities available for sale	140,015	225,432	556,858	80,571	1,002,876
Loans (1)	1,334,008	321,795	751,643	62,968	2,470,414

Total interest earning assets	$1,476,892	$547,227	$1,308,501	$143,539	$3,476,159

Interest Bearing Liabilities:
NOW and money market deposit accounts	$375,748	$28,884	$176,963	$—	$581,595
Savings deposits	88,028	44,013	234,739	—	366,780
Time deposits	514,155	694,684	441,008	8,068	1,657,915
Short-term borrowings	148,307	57,879	—	—	206,186
Long-term borrowings	44,460	1,475	17,832	68,235	132,002

Total interest bearing liabilities	$1,170,698	$826,935	$870,542	$76,303	$2,944,478

Rate sensitive assets (RSA)	$1,476,892	$2,024,119	$3,332,620	$3,476,159	$3,476,159
Rate sensitive liabilities (RSL)	1,170,698	1,997,633	2,868,175	2,944,478	2,944,478
Cumulative GAP	306,194	26,486	464,445	531,681	531,681
(GAP=RSA-RSL)
RSA/Total assets	38.66%	52.99%	87.24%	91.00%	91.00%
RSL/Total assets	30.65%	52.29%	75.08%	77.08%	77.08%
GAP/Total assets	8.02%	0.69%	12.16%	13.92%	13.92%
GAP/RSA	20.73%	1.31%	13.94%	15.30%	15.30%

(1) Includes loans held for sale of $7.1 million.

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

Based on simulation modeling at September 30, 2002 and December 31, 2001, the Company’s net interest income would change over a one-year time period due to changes in interest rates as follows (dollars in thousands):

Change in Net Interest Income Over One Year Horizon

Changes in Levels of Interest Rates

At September 30, 2002

At December 31, 2001

	Dollar Change	Percentage Change	Dollar Change	Percentage Change

+ 2.00%	$(1,028)	(0.73%)	$(7,776)	(5.68%)
+ 1.00	(286)	(0.20)	(3,684)	(2.69)
(1.00)	29	0.02	3,544	2.59

Simulations used by the Company assume the following:

1.              Changes in interest rates are immediate.

2.              Changes in net interest income between September 30, 2002 and December 31, 2001 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management within the 90-day period preceding the filing date of this quarterly report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls:  In the quarter ended September 30, 2002, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)          See Exhibit Index.

(b)         During the quarter ended September 30, 2002, the Company filed current reports on Form 8-K (reporting under Item 9) on July 22, 2002 (reporting agreement to acquire LaSalle Systems Leasing and LaSalle Equipment Partnership) and July 24, 2002 (filing materials prepared for presentation at an industry conference), and (reporting under Item 5) on August 20, 2002 (reporting completion of trust preferred securities offering).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2002.

MB FINANCIAL, INC.

By:	/s/ Mitchell Feiger
Mitchell Feiger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jill E. York
Jill E. York
Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

CERTIFICATIONS

I, Mitchell Feiger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MB Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer

I, Jill E. York, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MB Financial, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ Jill E. York
Vice President and Chief Financial Officer

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his or her capacity as an officer of MB Financial, Inc. (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date:	November 14, 2002	/s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer

Date:	November 14, 2002	/s/ Jill E. York
Jill E. York
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of November 1, 2002, by and among the Registrant, MB Financial Acquisition Corp II and South Holland Bancorp, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report Form 8-K filed on November 5, 2002 (File No. 0-24566-01))

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

10.6	Coal City Corporation 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

10.7	1997 MB Financial, Inc. Omnibus Incentive Plan (incorporated herein by reference to the appendix to the Registrant’s definitive proxy materials filed on April 22, 2002 (File No. 0245466-01))

10.8	MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8(a) to Amendment No. One to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

10.9	MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8(b) to Amendment No. One to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

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