Form 10-K
period 2002-12-31
MB FINANCIAL INC     /MD
filed 2003-03-21
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from________to________

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
Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

The aggregate market value of the voting shares held by nonaffiliates of the Registrant was approximately $400,186,010 as of June 28, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.

There were issued and outstanding 17,710,846 shares of the Registrant’s common stock as of March 7, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s 2003 Annual Meeting of Stockholders.	Part III

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2002

PART I

Item 1.  Business

Overview

MB Financial, Inc. headquartered in Chicago, Illinois, is a multi-bank financial holding company with 44 banking offices in the Chicago, Oklahoma City and Dallas metropolitan areas.  The words “we,” “our” and “us” refer to MB Financial, Inc. and its wholly owned subsidiaries, unless we indicate otherwise.  Our primary market is the Chicago metropolitan area, in which we operate 37 banking offices.  We also operate five banking offices in the Oklahoma City metropolitan area and two banking offices in the Dallas metropolitan area.  Through our bank subsidiaries, we offer a broad range of financial services primarily to small and middle market businesses and individuals in the markets that we serve.  Our primary lines of business include commercial banking, lease banking, retail banking and wealth management.  As of December 31, 2002, we had total assets of $3.8 billion, deposits of $3.0 billion, stockholders’ equity of $343.2 million and a trust department with approximately $746.9 million in assets under management. Based on the latest reported available industry data, we had the 10th largest deposit market share among banks and thrifts in the Chicago metropolitan area.

We were incorporated as a Maryland corporation in 2001 as part of the merger of MB Financial, Inc., a Delaware corporation (which we sometimes refer to in the following discussion as Old MB Financial) and MidCity Financial Corporation.  This all-stock, merger-of-equals transaction, which we accounted for as a pooling-of-interests, was completed on November 6, 2001 through the merger of each of Old MB Financial and MidCity Financial into our newly-formed company to create the presently existing MB Financial.  After completion of the merger, Old MB Financial’s subsidiary bank, Manufacturers Bank, and MidCity Financial’s subsidiary banks based in Illinois, The Mid-City National Bank of Chicago, First National Bank of Elmhurst and First National Bank of Morton Grove, were merged.  The Mid-City National Bank of Chicago was the surviving institution, and was renamed and now operates as MB Financial Bank, N.A.  We continue to own and operate MidCity Financial’s other subsidiary banks, Abrams Centre National Bank, N.A., based in Dallas, and Union Bank, N.A., based in Oklahoma City, as separate bank subsidiaries. As described below under “-Recent Developments,” we recently entered into an agreement to sell Abrams Centre National Bank.

Old MB Financial had grown substantially in recent years prior to the merger with MidCity Financial.  It acquired Peterson Bank in 1995 and U.S. Bancorp in 1997.  In February 1999, Old MB Financial merged with Avondale Financial Corporation.  In May 2001, Old MB Financial completed its acquisition of FSL Holdings, Inc. and FSL’s subsidiary, First Savings & Loan Association of South Holland.

MidCity Financial also had a strong history of growth through acquisitions prior to merging with Old MB Financial. It acquired Peoples Federal Savings and Loan Association of Chicago in 1995 and Abrams Centre Bancshares, Inc., the parent company of Abrams Centre National Bank, in 1997.  In 1998, First National Bank of Morton Grove assumed the deposits and acquired certain assets of the Waukegan Road Branch of Republic Bank.  In 1999, MidCity Financial acquired Damen Financial Corporation, the parent company of Damen National Bank.

We have continued to grow subsequent to the Old MB Financial-MidCity Financial merger.  In April 2002, we acquired First National Bank of Lincolnwood, based in Lincolnwood, Illinois, and its parent, First Lincolnwood Corporation, for approximately $35.0 million in cash.  In August 2002, we acquired Chicago-based LaSalle Systems Leasing, Inc. and its affiliated company, LaSalle Equipment Limited Partnership (which we sometimes refer to below collectively as “LaSalle”), for $39.7 million.  Of this amount, $5.0 million was paid in the form of our common stock, with the balance paid in cash (including a $4.0 million deferred payment tied to LaSalle’s future results).  As described below under “-Recent Developments,” on February 7, 2003, we acquired South Holland Trust & Savings Bank, based in South Holland, Illinois, and its parent, South Holland Bancorp, Inc., for $93.1 million in cash.

MB Financial Bank has seven active wholly owned subsidiaries: Ashland Management Agency; Inc.; MB1200 Corporation; MB Deferred Exchange Corporation; Manufacturers Community Development Corporation; MB Financial Insurance, Inc.; LaSalle Systems Leasing, Inc.; and MBRE Holdings LLC.  Ashland Management Agency, Inc. acts as manager of certain real estate owned by MB Financial Bank.  MB1200 Corporation holds title to property that MB Financial Bank may receive pursuant to a foreclosure or other resolution of a non-performing loan. MB Deferred Exchange Corporation may hold escrowed funds relating to certain tax advantaged property exchanges entered into by the customers of MB Financial Bank.  Manufacturers Community Development Corporation engages in community lending and equity investments to facilitate the construction and rehabilitation of housing in low and moderate neighborhoods in MB Financial Bank’s market area.  MB Financial Insurance, Inc. is used to provide a full line of personal and commercial insurance products to customers through its partnerships with several top-rated insurance companies.

As noted above, we acquired LaSalle during the third quarter of 2002, and it currently operates as a subsidiary of MB Financial Bank under the name “LaSalle Systems Leasing, Inc.”  LaSalle focuses primarily on leasing technology-related equipment to middle market businesses throughout the United States.  LaSalle provides us, for the first time in our history, the ability to directly originate lease loans on our own.

MBRE Holdings LLC, a Delaware limited liability company and wholly-owned subsidiary of MB Financial Bank, was established in August 2002 as the holding company of MB Real Estate Holdings LLC, which is also a Delaware limited liability company.  MB Real Estate Holdings LLC was established as part of an initiative to enhance our earnings through expense reduction as well as providing us with alternative methods of raising capital in the future.  MB Financial Bank transferred certain commercial real estate loans to MB Real Estate Holdings LLC.  MB Real Estate Holdings LLC has elected to be taxed as a Real Estate Investment Trust for federal income tax purposes.  The management of MBRE Holdings LLC consists of certain senior officers of MB Financial, Inc. who receive no compensation from MBRE Holdings LLC or MB Real Estate Holdings LLC.

We also own all of the issued and outstanding common securities of Coal City Capital Trust I and MB Financial Capital Trust I, both Delaware business trusts.  As described in note 13 to the consolidated financial statements, Coal City Capital Trust I issued $25.0 million in trust preferred securities, and MB Financial Capital Trust I issued $59.8 million in trust preferred securities in July 1998 and August 2002, respectively.

Recent Developments

On February 3, 2003, we entered into an agreement to sell Abrams Centre Bancshares, Inc. and its subsidiary, Abrams Centre National Bank to Prosperity Bancshares, Inc. for $16.3 million in cash.  Completion of the transaction is subject to regulatory approval and is expected to be completed in the second quarter of 2003.

On February 7, 2003, we acquired South Holland Bancorp, Inc., parent company of South Holland Trust & Savings Bank, for $93.1 million in cash.  This purchase price generated approximately $28.3 million in goodwill.  We will operate South Holland Trust & Savings Bank as a separate subsidiary until integration of its computer systems with those of MB Financial Bank, which is expected to be completed in the second quarter of 2003.  After this integration has been completed, we plan to merge South Holland Trust & Savings Bank into MB Financial Bank.  Vision Investment Services, Inc., a full-service broker dealer, is a subsidiary of South Holland Trust & Savings Bank.  Vision Investment Services is expected to be operated as a subsidiary of MB Financial Bank following the merger of South Holland Trust & Savings Bank into MB Financial Bank.  As of the acquisition date, South Holland Bancorp had $526.9 million in assets.

Primary Lines of Business

Our banks concentrate their business efforts on serving small and middle market businesses, leasing companies and their customers, and individuals.  Through our acquisition program and careful selection of officers and employees, we have moved to position ourselves to take a leading role in filling this attractive niche in the market.  In order to further our ability to play such a leading role, we have established four primary lines of business: commercial banking; lease banking; retail banking; and wealth management.  These are described below.

Commercial Banking.  Our commercial banking group focuses on serving small and middle market businesses, leasing companies and their customers, and individuals primarily located in the Chicago metropolitan area.  We provide a full set of credit, deposit, cash management and investment products to these companies.  In general, our products are specifically designed for companies with annual revenues between $5 million and $50 million and credit needs of up to $10 million.  We have developed a broad range of credit products for our target market, including working capital loans and lines of credit, such as accounts receivable and inventory financing; industrial revenue bonding financing; business acquisition loans; owner occupied real estate loans; and financial, performance and commercial letters of credit.  Deposit and cash management products include: internet cash management products for businesses; zero balance accounts; automated tax payments; ATM access; a merchant credit card program; telephone banking; lockbox; automated clearing house transactions; account reconciliation; controlled disbursement; detail and general information reporting; wire transfers; a variety of international banking services; and checking accounts.  In addition, for real estate operators and investors, our products include: commercial mortgages; residential, commercial, retail and industrial construction loans; and land acquisition and development loans.

Lease Banking.  The target market for the lease banking group is small and medium size equipment leasing companies located throughout the United States.  We have provided lease banking services to these companies for more than two decades.  Competition in serving this equipment leasing market generally comes from large banks, finance companies, large industrial companies and some community banks in certain segments of the business.  We compete based upon our rapid service and decision making and by providing flexible financial solutions to meet our customers’ needs in this market.  We provide full banking services to leasing companies by financing the debt portion of leveraged leases (referred to as lease loans), providing short-term and long-term equity financing and making working capital and bridge loans.  We also invest directly in equipment that we lease to other companies located throughout the United States.  For lease loans, a lessee generally must have an investment grade rating for its public debt from Moody’s or Standard & Poors or the equivalent.  Alternatively, if a lessee does not have a public debt rating, our internal credit analysis generally must indicate that if the lessee did have a public debt rating, it would be investment grade.  Our operating lease portfolio is made up of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment.  We seek leasing transactions where we believe the equipment leased is integral to the lessee’s business, thereby increasing the likelihood of renewal at the end of the lease term.

As noted above, LaSalle, a subsidiary of MB Financial Bank, primarily focuses on leasing technology-related equipment to middle market businesses throughout the United States. LaSalle provides us, for the first time in our history, the ability to directly originate leases on our own.  LaSalle is a 22-year old organization and had been a customer of ours since its inception.  We expect that the addition of LaSalle’s experienced leasing personnel will enhance our ability to originate operating leases over time, as well as to expand the products that we currently offer our commercial banking customers.

Retail Banking.  The target market for the retail banking group is individuals who live or work near our banking offices.  We offer a full set of consumer products to these individuals, including checking accounts, savings accounts, money market accounts, time deposit accounts, secured and unsecured consumer loans, residential mortgage loans, internet banking and a variety of fee for service products, such as money orders and travelers checks.

Wealth Management.  Recognizing consumer demand for one-stop financial management services, we provide trust, investment, insurance and private banking services, in addition to traditional banking services.  Our trust services department offers a wide range of financial services, including personal trusts, investment management, custody, estates, guardianships, land trusts, tax-deferred exchanges and retirement plan services.  We also provide customers with non-FDIC insured investment alternatives through MB Financial Bank’s partnership with a national independent brokerage firm.  As a result of our acquisition of South Holland Bancorp in February 2003, we also provide such investment alternatives through Vision Investment Services, Inc, a subsidiary of South Holland Trust & Saving Bank.  In April 2003, we plan to terminate our partnership with the national independent brokerage firm, and offer investment services exclusively through our Vision Investment Services, Inc. subsidiary.  MB Financial Insurance, Inc., a wholly owned subsidiary of MB Financial Bank, offers a full line of both personal and commercial insurance products through partnerships with highly rated insurance companies.  Our private banking department provides customers meeting certain qualifications with personalized banking products and services, including a private banker as a single point of contact for all their financial needs.

Lending Activities

General.  Our subsidiary banks are primarily business lenders and our loan portfolio consists primarily of loans to businesses or for business purposes.

Commercial Lending.  Our banks make commercial loans to small and middle market businesses.  The borrowers tend to be privately owned and are generally manufacturers, wholesalers, distributors, long-term health care operators and selected types of service providers.  Loan products offered are primarily working capital loans and lines of credit that help our customers finance accounts receivable, inventory and equipment.  Our banks also offer financial, performance and commercial letters of credit.  Most commercial loans are short-term in nature, being one year or less, although the maximum term is generally five years.  Our commercial loans typically range in size from $500 thousand to $5 million.

Our banks’ lines of credit are typically secured, established for one year or less, and are subject to renewal upon satisfactory review of the borrower’s financial statements and credit history.  Secured short-term commercial business loans are usually collateralized by accounts receivable, inventory, equipment and/or real estate.  Such loans are typically guaranteed by the owners of the business.  Interest rates tend to be at or above our reference rate, which is normally equivalent to the prime rate quoted in the Wall Street Journal, although there has been considerable recent market pressure to make loans at a spread above LIBOR, which can result in an interest rate below prime.

Commercial Real Estate Lending.  Our banks originate commercial real estate mortgage loans that are generally secured by one or more of the following kinds of properties:  multi-unit residential property; owner and non-owner occupied commercial and industrial property; and residential property for development.  Loans are also made to acquire and develop land.  Our commercial mortgage loans are generally made at fixed rates, although some float with our reference rate.  Terms of up to twenty-five years are offered on fully amortizing loans, but most loans are structured with a balloon payment at maturity of five years.  In making the decision as to whether to make a commercial real estate loan, we consider the qualifications of the borrower as well as the value and cash flow of the underlying property.  Some factors considered are the net operating income of the mortgaged property before debt service and depreciation, the debt service ratio (the ratio of the property’s net cash flow to debt service requirements), the ratio of the loan amount to the appraised value and creditworthiness of the prospective borrower.  Our commercial real estate loans typically range in size from $250 thousand to $8 million.

Residential Real Estate.  We also originate fixed and adjustable rate residential real estate loans secured by first and second mortgages on single family real estate.  Terms of first mortgages range from fifteen to thirty years. Terms for second mortgages range from three to fifteen years.  In making the decision whether to make a residential real estate loan, we consider the qualifications of the borrower as well as the value of the underlying property.  Currently, our general practice is to sell our newly originated fifteen to thirty year fixed rate residential real estate loans.

Lease Loans.  Our banks lend money to small and mid-size leasing companies to finance the debt portion of leases (which we refer to as lease loans).  A lease loan arises when a leasing company discounts with our banks the equipment rental revenue stream owed to the leasing company by a lessee.  Lease loans generally are non-recourse to the leasing company, and, consequently, our banks underwrite lease loans by examining the creditworthiness of the lessee rather than the lessor.  Generally, lease loans are secured by the assignment of the lease payments and by the equipment being leased.  The lessee acknowledges the bank’s security interest in the leased equipment and agrees to send lease payments directly to MB Financial Bank.  Lessees tend to be Fortune 1000 companies and have an investment grade public debt rating by Moody’s or Standard & Poors, or the equivalent.  If the lessee does not have a public debt rating, then our banks lend when their own credit analysis indicates that if the lessee did have a debt rating it would be investment grade.  Lease loans almost always are fully amortizing, with maturities ranging from two to five years.  Loan interest rates are fixed.  Since these loans are high quality and made to well-known public companies, the loans are generally marketable.  Our banks have sold loans to correspondents that range from a large regional bank to small community banks.

Foreign Operations.  MB Financial Bank holds certain commercial real estate loans in a real estate investment trust through its wholly owned subsidiary MBRE Holdings LLC headquartered and domiciled in Nassau, The Bahamas.  MBRE Holdings LLC and its subsidiary, MB Real Estate Holdings LLC, were established in August 2002 as part of an initiative to enable MB Financial Bank to enhance earnings through an overall effort to reduce expenses as well as providing us with alternative methods of raising capital in the future.  We do not engage in any operations in foreign countries, other than those stated above.

Competition

We face substantial competition in all phases of our operations from a variety of different competitors, including other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies and specialized finance companies.  Our banks compete by providing quality services to their customers, ease of access to facilities and competitive pricing of services (including interest rates paid on deposits, interest rates charged on loans and fees charged for other non-interest related services).

Personnel

As of December 31, 2002, we and our subsidiaries employed a total of 809 full-time-equivalent employees.  The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

Supervision and Regulation

We and our subsidiary banks are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of customers and depositors and not for the protection of security holders. These laws and regulations govern such areas as capital, permissible activities, allowance for loan losses, loans and investments, and rates of interest that can be charged on loans.  Described below are the material elements of selected laws and regulations.  The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

Holding Company Regulation.  As a bank holding company and financial holding company, we are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999.  We must file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and our nonbanking affiliates are subject to examination by the Federal Reserve Board.  Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. The Bank Holding Company Act provides that a bank holding company must obtain Federal Reserve Board approval before:

•                                          acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);

•                                          acquiring all or substantially all of the assets of another bank or bank holding company; or

•                                          merging or consolidating with another bank holding company.

The Bank Holding Company Act generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks.  The list of activities permitted by the Federal Reserve Board includes, among other things: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.  These activities may also be affected by federal legislation.

In November 1999, the Gramm-each-Bliley Act became law.  The Gramm-Leach-Bliley Act is intended to, among other things, facilitate affiliations among banks, securities firms, insurance firms and other financial companies.  To further this goal, the Gramm-Leach-Bliley Act amended portions of the Bank Holding Company Act of 1956 to authorize bank holding companies, such as us, through non-bank subsidiaries to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity.  In order to undertake these activities, a bank holding company must become a “financial holding company” by submitting to the appropriate Federal Reserve Bank a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed.  We submitted the declaration of our election to become a financial holding company with the Federal Reserve Bank of Chicago in June 2002, and our election became effective in July 2002.

Depository Institution Regulation.  Our bank subsidiaries are subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  This regulatory structure includes:

•                                          real estate lending standards, which provide guidelines concerning loan-to-value ratios for various types of real estate loans;

•                                          risk-based capital rules, including accounting for interest rate risk, concentration of credit risk and the risks posed by non-traditional activities;

•                                          rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks;

•                                          rules prohibiting, with certain exceptions, equity investments of types and in amounts not permissible for national banks; and

•                                          rules addressing various safety and soundness issues, including operations and managerial standards, standards for asset quality, earnings and stock valuations, and compensation standards.

Capital Adequacy.  The Federal Reserve Board, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation have issued substantially similar risk-based and leverage capital guidelines applicable to bank holding companies and banks.  In addition, these regulatory agencies may from time to time require that a bank holding company or bank maintain capital above the minimum levels, whether because of its financial condition or for actual or anticipated growth.

The Federal Reserve Board’s risk-based guidelines establish a two-tier capital framework.  Tier 1 capital consists of common stockholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles.  Tier 2 capital consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance.  The sum of Tier 1 and Tier 2 capital represents qualifying total capital, at least 50% of which must consist of Tier 1 capital.

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets.  Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk.  The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%.  Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2002 were 13.05% and 14.99%, respectively.

The Federal Reserve Board’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets.  The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2002, we had a leverage ratio of 9.74%.

To be considered “well capitalized,” a bank holding company must have a total risk-based capital ratio of at least 10% and a Tier 1 risk-based capital ratio of at least 6% on a consolidated basis, and not be subject to any written agreement, order, capital directive or prompt corrective action directive requiring it to maintain a specific capital measure.  As of December 31, 2002, we met the requirements to be considered well capitalized.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within these categories.  This act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified.  Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan.  The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan.  Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors.  In addition, the Federal Deposit Insurance Corporation Improvement Act requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet these standards.

The various federal regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by Federal Deposit Insurance Corporation Improvement Act, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures.  These regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized.  Under the regulations, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive or order.  An institution is “adequately capitalized” if it has a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a leverage ratio of at least 4% (3% in certain circumstances).  An institution is “undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 4%, a total risk-based capital ratio of less than 8% or a leverage ratio of less than 4%.  An institution is “significantly undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 3%, a total risk-based capital ratio of less than 6% or a leverage ratio of less than 3%.  An institution is “critically undercapitalized” if its tangible equity is equal to or less than 2% of total assets.  Generally, an institution may be reclassified in a lower capitalization category if it receives a less than satisfactory examination rating by its examiners with respect to its assets, management, earnings or liquidity that has not been corrected, or it is determined that the institution is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

As of December 31, 2002, each of our subsidiary banks met the requirements to be classified as “well-capitalized.”

Dividends.  The Federal Reserve Board’s policy is that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition, and that it is inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends.  Furthermore, under certain circumstances, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if a bank subsidiary of the holding company is classified under the prompt corrective action regulations as “undercapitalized.”

Our primary source for cash dividends is the dividends we receive from our subsidiary banks.  Each of our banks is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums.  A national bank must obtain the approval of the Office of the Comptroller of the Currency prior to paying a dividend if the total of all dividends declared by the national bank in any calendar year will exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.

Federal Deposit Insurance Corporation Insurance Assessments.  Each of our subsidiary banks is insured by the Federal Deposit Insurance Corporation; accordingly, all of our deposits are subject to Federal Deposit Insurance Corporation deposit insurance assessments.  The Federal Deposit Insurance Corporation has authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the Bank Insurance Fund and the Savings Association Insurance Fund and to impose special additional assessments.  The Federal Deposit Insurance Corporation applies a risk-based assessment system that places each financial institution into one of nine risk categories, based on capital levels and supervisory criteria and an evaluation of the bank’s risk to the Bank Insurance Fund or Savings Association Insurance Fund, as applicable.  The current Federal Deposit Insurance Corporation premium schedule for the Savings Association Insurance Fund and the Bank Insurance Fund ranges from 0% to 0.27%.

Liability of Commonly Controlled Institutions.  Federal Deposit Insurance Corporation-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the Federal Deposit Insurance Corporation due to the default of a Federal Deposit Insurance Corporation-insured depository institution controlled by the same bank holding company, and for any assistance provided by the Federal Deposit Insurance Corporation to a Federal Deposit Insurance Corporation-insured depository institution that is in danger of default and that is controlled by the same bank holding company.  “Default” means generally the appointment of a conservator or receiver.  “In danger of default” means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance.  Thus, any of our subsidiary banks could incur liability to the Federal Deposit Insurance Corporation for any loss incurred or reasonably expected to be incurred by the Federal Deposit Insurance Corporation for any other subsidiary bank which is in default or in danger of default.

Transactions with Affiliates.  We and our subsidiary banks are affiliates within the meaning of the Federal Reserve Act.  The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent bank holding company and the holding company’s other subsidiaries.  Furthermore, loans and extensions of credit to affiliates also are subject to various collateral requirements.

Community Reinvestment Act.  Under the Community Reinvestment Act, every Federal Deposit Insurance Corporation-insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Community Reinvestment Act requires the appropriate federal regulator, in connection with the examination of an insured institution, to assess the institution’s record of meeting the credit needs of its community and to consider this record in its evaluation of certain applications, such as a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of an application and will prevent a bank holding company of the institution from making an election to become a financial holding company.

As of their last examinations, each of our subsidiary banks received a Community Reinvestment Act rating of “satisfactory” or better.

Interstate Banking and Branching.  The Federal Reserve Board may approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the bank holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state.  The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the law of the target bank’s home state.  The Federal Reserve Board also may not approve an application if the bank holding company (and its bank affiliates) controls or would control more than ten percent of the insured deposits in the United States or, generally, 30% or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch.  Individual states may waive the 30% statewide concentration limit.  Each state may limit the percentage of total insured deposits in the state that may be held or controlled by a bank or bank holding company to the extent the limitation does not discriminate against out-of-state banks or bank holding companies.

The federal banking agencies are authorized to approve interstate merger transactions without regard to whether these transactions are prohibited by the law of any state, unless the home state of one of the banks opted out of interstate mergers prior to June 1, 1997.  Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits these acquisitions. Interstate mergers and branch acquisitions are subject to the nationwide and statewide-insured deposit concentration limits described above.

Privacy Rules.  Federal banking regulators, as required under the Gramm-Leach-Bliley Act, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to non-affiliated third parties.  The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of the Gramm-Leach-Bliley Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.  The privacy provisions have no materially adverse effect on the business, financial condition or results of operations of the Company.

Future Legislation and Changes in Regulations.  Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies.  New legislation and/or changes in regulations could affect us in substantial and unpredictable ways, and increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks and other financial institutions.  The likelihood and timing of any proposed legislation or changes in regulations and the impact they might have on us cannot be determined at this time.

Internet Website

We maintain a website with the address www.mbfinancial.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

Item 2.  Properties

We conduct our business at 44 retail banking center locations in our primary market areas.  All of the branches have ATMs and we have 19 additional ATMs at other locations.

We own 31 of our banking center facilities.  The other facilities are leased for various terms.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

Set forth below is information relating to each of our offices.  The total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2002 was $50.3 million.

Principal Business Office:

801 West Madison Street, Chicago, Illinois (2)

Banking Office Locations:

Chicago (Central)

1200 North Ashland Avenue, Chicago, Illinois

2 South LaSalle Street, Chicago, Illinois (1)

303 East Wacker Drive, Chicago, Illinois (1)

One East Wacker Drive, Chicago, Illinois (1)

One South Wacker Drive, Chicago, Illinois (1)

Chicago (North)

2965 North Milwaukee, Chicago, Illinois

6443 North Sheridan Road, Chicago, Illinois (1)

6201 North Lincoln Avenue, Chicago, Illinois

3232 West Peterson Avenue, Chicago, Illinois

Chicago (West)

6422 West Archer Avenue, Chicago, Illinois

8300 West Belmont, Chicago, Illinois

1420 West Madison Street, Chicago, Illinois (1)

Chicago (South)

5100 South Damen Avenue, Chicago, Illinois

1618 West 18th Street, Chicago, Illinois

3030 East 92nd Street, Chicago, Illinois

Chicago (Suburban)

5750 West 87th Street, Burbank, Illinois

7000 County Line Road, Burr Ridge, Illinois

14122 Chicago Road, Dolton, Illinois (4)

990 North York Road, Elmhurst, Illinois

401 North LaGrange Road, LaGrange Park, Illinois (1)

1151 State Street, Lemont, Illinois (4)

7000 North McCormick Road, Lincolnwood, Illinois

6401 North Lincoln Avenue, Lincolnwood, Illinois

4010 West Touhy Avenue, Lincolnwood, Illinois

6201 West Dempster Street, Morton Grove, Illinois

9147 Waukekgan Road, Morton Grove, Illinois

15 East Prospect Avenue, Mount Prospect, Illinois (1)

7557 West Oakton Street, Niles, Illinois (1)

7222 West Cermak Road, North Riverside, Illinois (1)

7501 West Cermak Road, North Riverside, Illinois (1)

200 West Higgins Road, Schaumburg, Illinois

475 East 162nd Street, South Holland, Illinois

16178 South Park Avenue, South Holland, Illinois (4)

16340 South Park Avenue, South Holland, Illinois (4)

16255 South Harlem Avenue, Tinley Park, Illinois

18299 South Harlem Avenue, Tinley Park, Illinois (4)

Oklahoma

4921 North May Ave, Oklahoma City, Oklahoma

125 East First, Edmond, Oklahoma

1201 West Memorial Road, Oklahoma City, Oklahoma

7300 South Penn Avenue, Oklahoma City, Oklahoma

312 West Commerce, Oklahoma City, Oklahoma

Texas

9330 LBJ Freeway, Dallas, Texas (1)

119 West Ovilla Road, Glenn Heights, Texas (1)

ATM Only

1611 South Morrissey Drive, Bloomington, Illinois

2002 West Springfield, Champaign, Illinois

1 South Halsted Street, Chicago, Illinois (3)

223 West Jackson Boulevard, Chicago, Illinois

520 South Michigan Avenue, Chicago, Illinois (3)

843 West Randolph Street, Chicago, Illinois (3)

177 North State Street, Chicago, Illinois

6033 North Sheridan Road, Chicago, Illinois

11203 South Corliss Avenue, Chicago, Illinois

8012 South Crandon Avenue, Chicago, Illinois

13148 Rivercrest Drive, Crestwood, Illinois

388 Eastgate Drive, Danville, Illinois

ATM Only (continued)

230 South Lincolnway, North Aurora, Illinois

17 W 648 22nd Street, Oakbrook Terrace, Illinois

5460 North River Road, Rosemont, Illinois (3)

6250 North River Road, Rosemont, Illinois (3)

901 East Sibley Boulevard, South Holland, Illinois

2450 Jefferson Street, Joliet, Illinois

(1)	Leased facilities.
(2)	Land under building site is leased; other land and building are owned
(3)	Space for ATM location leased.
(4)	Branch office and ATM locations of South Holland Trust and Savings Bank. We acquired South Holland Trust and Savings Bank on February 7, 2003.

We also have office locations in Oak Brook, Illinois, Northbrook, Illinois, Troy, Michigan, and Nassau, The Bahamas.  The Oak Brook location is the headquarters for Vision Investment Services, Inc., a wholly-owned subsidiary of South Holland Trust and Savings Bank acquired in February 2003.  The Northbrook and Troy locations are used strictly for LaSalle’s lease business operations.  The Nassau office houses the headquarters for MBRE Holdings LLC.  None of these locations provide banking services to our customers.

Item 3.  Legal Proceedings

We are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of our businesses.  While the ultimate outcome of pending proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing us in such proceedings, that the resolution of these proceedings should not have a material effect on our consolidated financial position or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ National Market under the symbol “MBFI”.  There were 785 holders of record of our common stock as of December 31, 2002.  The following table presents quarterly market information and cash dividends paid per share for our common stock for 2002 and 2001:

	Market Price Range (1)

High

Low

Dividends Paid (2)

2002
Quarter ended December 31, 2002	$35.99	$31.89	$0.15
Quarter ended September 30, 2002	35.22	28.05	0.15
Quarter ended June 30, 2002	34.90	29.27	0.15
Quarter ended March 31, 2002	32.19	26.28	0.15

2001
Quarter ended December 31, 2001	$29.40	$24.80	$—
Quarter ended September 30, 2001	28.40	21.71	0.30	(3)
Quarter ended June 30, 2001	26.00	15.90	—
Quarter ended March 31, 2001	17.25	13.00	0.15	(3)

(1)          On or prior to November 6, 2001, the date on which Old MB Financial and MidCity Financial were merged with us represents the market price range, high and low for the common stock of MB Financial.

(2)          Prior to the Old MB Financial-MidCity Financial merger, which was completed on November 6, 2001, Old MB Financial did not pay any cash dividends, and MidCity Financial had historically paid a quarterly cash dividend in the month following the end of each calendar quarter.  We paid our first cash dividend after the Old MB Financial-MidCity Financial merger in February 2002.  Accordingly, cash dividends per common share data during the year ended December 31, 2001 reflects dividends paid prior to the Old MB Financial-MidCity Financial merger to holders of shares of MidCity Financial common stock, which was converted to our common stock at an exchange ratio of 230.32955 to 1.

(3)          Represents a dividend of $0.15 per share for second quarter of 2001 declared and paid to MidCity Financial stockholders in July 2001 and a dividend of $0.30 per share for third quarter of 2001 declared in September 2001 and paid to MidCity Financial stockholders in October 2001.

Our bylaws currently provide that our annual dividend payout ratio, meaning the percentage of net income (excluding extraordinary or non-recurring gains) paid out as cash dividends, generally must be at least 25% unless our board of directors, by vote of two-thirds of the entire board, approves otherwise.  For purposes of this provision, when calculating our dividend payout ratio with respect to dividends paid during a particular year, we use the prior year’s net income.

In addition to the dividend payout provision of our bylaws, the timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors.  The primary source for dividends paid to stockholders is dividends paid to us from our subsidiary banks.  We have an internal policy which provides that dividends paid to us by a subsidiary bank cannot exceed an amount that would cause the bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios to fall below 11%, 8% and 7%, respectively.  The minimum ratios required for a bank to be considered  “well capitalized” for regulatory purposes are 10%, 6% and 5%, respectively.  At December 31, 2002, our subsidiary banks could pay a combined $46.7 million in dividends and comply with our internal policy regarding minimum regulatory capital ratios.  In addition to adhering to our internal policy, there are regulatory restrictions on the ability of national banks to pay dividends. See “Item 1 Business—Supervision and Regulation - Dividends.”

On December 31, 2002, we issued in the aggregate 4,423 shares of our common stock to four of our directors as compensation in lieu of cash for board service.  The shares were not registered under the Securities Act of 1933 in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 for transactions not involving any public offering.

Item 6.  Selected Financial Data

Set forth below and on the following page is our summary consolidated financial information and other financial data.  This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein in response to Item 7 and the consolidated financial statements and notes thereto included herein in response to Item 8 (in thousands, except common share data).

	As of or for the Year Ended December 31,
	2002	2001	2000 (1)	1999 (1)	1998 (1)(2)

Statement of Income Data:
Interest income	$208,866	$227,256	$227,988	$196,951	$164,784
Interest expense	76,188	111,882	121,227	94,130	79,314

Net interest income	132,678	115,374	106,761	102,821	85,470
Provision for loan losses	13,220	6,901	8,163	2,665	1,520

Net interest income after provision for loan losses	119,458	108,473	98,598	100,156	83,950
Other income (2)	39,116	26,196	20,448	19,649	19,893
Goodwill amortization expense	—	2,548	2,229	1,777	1,617
Other expenses	90,833	83,880	81,670	76,379	68,658
Merger expenses	—	22,661	—	—	—

Income before income taxes	67,741	25,580	35,147	41,649	33,568
Applicable income taxes	21,371	13,217	8,186	13,275	10,842

Net income	46,370	12,363	26,961	28,374	22,726
Preferred stock dividend	—	—	—	—	1,085

Net income available to common shareholders	$46,370	$12,363	$26,961	$28,374	$21,641

Common Share Data:
Basic earnings per common share (2)	$2.63	$0.70	$1.53	$1.65	$1.44
Diluted earnings per common share (2)	2.58	0.69	1.53	1.65	1.44
Book value per common share	19.36	16.79	15.75	14.42	14.14
Weighted average common shares outstanding:
Basic	17,619,682	17,561,808	17,607,365	17,195,053	15,000,280
Diluted	17,991,372	17,847,485	17,614,984	17,206,515	15,038,022
Dividend payout ratio (3)	22.80%	63.34%	31.19%	18.42%	18.06%
Cash dividends per common share (3)	$0.60	$0.45	$0.48	$0.30	$0.26

(1)                                  The information as of and for the years ended December 31, 2000, 1999 and 1998 has been restated to reflect the Old MB Financial-MidCity Financial merger in November 2001, which we accounted for as a pooling-of-interests.

(2)                                  For the year ended December 31, 1998, includes a $4.1 million gain on the sale of Coal City National Bank.

(3)                                  Prior to the Old MB Financial-MidCity Financial merger, which was completed on November 6, 2001, Old MB Financial did not pay any cash dividends, and we paid our first cash dividend after the Old MB Financial-MidCity Financial merger in February 2002.  Accordingly, cash dividends per common share data and dividend payout ratio information during and prior to the year ended December 31, 2001 reflects dividends paid prior to the Old MB Financial-MidCity Financial merger to holders of shares of MidCity Financial common stock, which was converted to our common stock at an exchange ratio of 230.32955 to 1.

	As of or for the Year Ended December 31,
	2002	2001 (3)	2000 (1)	1999 (1)	1998 (1)(2)

Balance Sheet Data:
Cash and due from banks	$90,522	$106,572	$92,652	$84,438	$76,314
Federal funds sold	16,100	19,500	29,775	7,700	40,625
Investment securities	893,553	843,286	950,446	989,260	973,475
Loans, gross	2,504,714	2,311,954	2,019,197	1,863,536	1,329,432
Allowance for loan losses	33,890	27,500	26,836	21,607	15,908
Total assets	3,759,581	3,465,853	3,287,351	3,107,307	2,515,269
Deposits	3,019,565	2,821,726	2,639,395	2,480,991	2,093,057
Short-term and long-term borrowings	268,695	277,262	313,397	314,421	158,413
Company-obligated mandatorily redeemable preferred securities	84,800	25,000	25,000	25,000	25,000
Stockholders’ equity	343,187	293,588	277,306	254,639	212,101

Performance Ratios:
Return on average assets (2)(3)	1.27%	0.36%	0.85%	0.97%	0.89%
Return on average equity (2)(3)	14.60	4.27	10.24	11.76	10.00
Net interest margin (4)	4.03	3.73	3.75	3.87	3.89
Loans to deposits	82.95	81.93	76.50	75.11	63.52

Asset Quality Ratios:
Non-performing loans to total loans (5)	0.88%	0.78%	0.81%	0.91%	0.52%
Non-performing assets to total assets (6)	0.60	0.55	0.52	0.58	0.31
Allowance for loan losses to total loans	1.35	1.19	1.33	1.16	1.20
Allowance for loan losses to non-performing loans (5)	154.16	152.79	163.88	127.09	229.55
Net loan charge offs to average loans	0.33	0.42	0.15	0.42	0.20

Liquidity and Capital Ratios:
Tier 1 capital to risk weighted assets	13.05%	10.73%	11.60%	11.70%	12.89%
Total capital to risk weighted assets	14.99	12.43	12.74	12.76	13.90
Tier 1 capital to average assets	9.74	7.96	8.46	8.47	8.28
Average equity to average assets	8.68	8.45	8.26	8.23	8.91

Other:
Banking facilities	39	38	39	38	30
Full time equivalent employees	809	754	785	792	700

(1)                    The information as of or for the years ended December 31, 2000, 1999 and 1998 has been restated to reflect the Old MB Financial-MidCity Financial merger in November 2001, which we accounted for as a pooling-of-interests.

(2)                    For the year ended December 31, 1998, includes a $4.1 million gain on the sale of Coal City National Bank.

(3)                    For the year ended December 31, 2001, includes expenses totaling $22.7 million ($19.2 million net of the related tax benefit) incurred in connection with the MB-MidCity merger.

(4)                    Net interest margin is shown on a tax-equivalent basis and represents net interest income as a percentage of average interest earning assets.

(5)                    Non-performing loans include loans accounted for on a non-accrual basis, accruing loans contractually past due 90 days or more as to interest and principal and loans the terms of which have been renegotiated to provide reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

(6)                    Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.

The following table sets forth our selected quarterly financial data.  The 2001 quarters are restated to reflect the Old MB Financial-MidCity Financial merger, which we accounted for as a pooling of interests (in thousands, except common share data):

	Three Months Ended 2002				Three Months Ended 2001
	December	September	June	March	December (1)	September	June	March

Statement of Income Data:
Interest income	$51,804	$53,857	$53,065	$50,140	$53,457	$57,484	$58,027	$58,288
Interest expense	18,776	19,314	19,159	18,939	21,992	27,176	30,626	32,088

Net interest income	33,028	34,543	33,906	31,201	31,465	30,308	27,401	26,200
Provision for loan losses	2,700	3,320	3,800	3,400	3,011	1,870	1,260	760

Net interest income after provision for loan losses	30,328	31,223	30,106	27,801	28,454	28,438	26,141	25,440
Other income	11,992	9,440	9,349	8,335	6,563	6,179	7,061	6,393
Goodwill amortization expense	—	—	—	—	654	683	644	567
Other expenses	24,130	22,907	22,696	21,100	43,303	21,960	21,024	20,254
Income (loss) before income taxes	18,190	17,756	16,759	15,036	(8,940)	11,974	11,534	11,012
Income taxes	5,894	5,574	5,216	4,687	1,270	4,263	3,996	3,688
Net income (loss)	$12,296	$12,182	$11,543	$10,349	$(10,210)	$7,711	$7,538	$7,324

Common Share Data (2):
Basic earnings (loss) per common share	$0.69	$0.69	$0.66	$0.59	$(0.59)	$0.44	$0.43	$0.42
Diluted earnings (loss) per common share	$0.68	$0.68	$0.64	$0.58	$(0.59)	$0.43	$0.42	$0.41
Weighted average common shares outstanding	17,726,680	17,654,314	17,563,806	17,531,402	17,439,211	17,595,327	17,606,797	17,607,365
Diluted weighted average common shares outstanding	18,133,045	18,039,483	17,926,360	17,884,036	17,439,211	17,971,952	17,883,646	17,695,425

(1)               Other expense includes expenses totaling $22.7 million ($19.2 million net of the related tax benefit) incurred due to the Old MB Financial-MidCity Financial merger.

(2)               For all quarters presented, common share data includes MidCity Financial common stock converted to Company common stock at an exchange ratio of 230.32955 to 1 and MB Financial common stock converted to Company common stock at an exchange ratio of 1 to 1.

Fourth Quarter Results

We had net income of $12.3 million for the fourth quarter of 2002 compared to a $10.2 million loss for the fourth quarter of 2001.  Excluding merger expenses and the related tax effect, net income would have been $9.0 million for the fourth quarter of 2001.  Net interest income, the largest component of net income, was $33.0 million for the three months ended December 31, 2002, an increase of $1.5 million, or 5.0% from $31.5 million for the fourth quarter of 2001.  Net interest income grew primarily due to a $226.1 million, or 7.1% increase in average interest earning assets, which offset a 10 basis point decline in the net interest margin, expressed on a fully tax equivalent basis, to 3.87%.  The increase in average earning assets was primarily due to the acquisition of the First National Bank of Lincolnwood (Lincolnwood) in the second quarter of 2002 and growth of our loan portfolio.  The provision for loan losses totaled $2.7 million and $3.0 million for the three months ended December 31, 2002 and 2001, respectively.

Other income increased $5.4 million, or 82.7% to $12.0 million for the quarter ended December 31, 2002 from $6.6 million for the fourth quarter of 2001.  Net lease financing increased by $2.3 million due to $1.7 million in additional revenues resulting from the acquisition of LaSalle in the third quarter of 2002, as well as a $663 thousand increase in net lease gains in the 2002 fourth quarter compared to 2001.  Other operating income, increase in cash surrender value of life insurance, net gains on the sale of available for sale securities, deposit service fees and trust and brokerage fees grew $1.5 million, $472 thousand, $472 thousand, $414 thousand and $322 thousand, respectively.

Other expense decreased by $19.8 million to $24.1 million for the three months ended December 31, 2002 from $44.0 million for the three months ended December 31, 2001 due to $22.7 million in merger expenses in the 2001 quarter.  Excluding these merger expenses, other expense increased by $2.8 million, or 13.3% for the fourth quarter of 2002 compared to the same quarter in 2001 due to increases in salaries and employee benefits, advertising and marketing expense, other operating expenses, and computer services expense of $1.7 million, $547 thousand, $507 thousand, and $343 thousand, respectively.  The above expenses were partially offset by a $654 thousand, or $0.04 basic and fully diluted earnings per share, decline in goodwill amortization expense due to the adoption of Statement of Financial Accounting Standards No. 142 on January 1, 2002.

Income tax expense for the three months ended December 31, 2002 was $5.9 million compared to $1.3 million for the same period in 2001.  This $4.6 million increase was due to a $27.1 million increase in pretax income, partially offset by $5.6 million in non-deductible merger expenses related to professional and investment banking fees and a valuation reserve established for state net operating loss carryforwards during the 2001 fourth quarter.  The effective tax rate was 32.4% for the three months ended December 31, 2002.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial position and results of operations and should be read in conjunction with the information set forth under “General” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and our consolidated financial statements and notes thereto appearing under Item 8 of this report.

General

We had net income of $46.4 million for the year ended December 31, 2002 compared to $12.4 million for the year ended December 31, 2001, an increase of $34.0 million.  Part of the increase is due to $19.2 million in merger expenses, net of related tax benefits, incurred in the 2001 period.  Net income excluding merger expenses increased by $14.9 million, or 47.0% to $46.4 million in 2002 from $31.5 million in 2001.  Fully diluted earnings per share for the year ended December 31, 2002 was $2.58 per share compared to $0.69 per share for 2001.

The profitability of our operations depends primarily on our net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities.  Our net income is affected by our provision for loan losses as well as other income and other expenses.  The provision for loan losses reflects the amount that we believe is adequate to cover probable credit losses in the loan portfolio.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, trust and brokerage fees, net gains (losses) on the sale of securities available for sale, increase in cash surrender value of life insurance and other operating income.  Other expenses include salaries and employee benefits along with occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal, intangibles amortization expense and other operating expenses including merger expenses.

Net interest income is affected by changes in the volume and mix of interest earning assets, the level of interest rates earned on those assets, the volume and mix of interest bearing liabilities and the level of interest rates paid on those interest bearing liabilities.  The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectibility of the loan portfolio, as well as economic and market conditions.  Other income and other expenses are impacted by growth of operations and growth in the number of accounts through both acquisitions and core banking business growth.  Growth in operations affects other expenses as a result of additional employees, branch facilities and promotional marketing expense.  Growth in the number of accounts affects other income, including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.

Net Interest Income

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the related yields, as well as the interest expense on average interest bearing liabilities, and the related costs, expressed both in dollars and rates (dollars in thousands):

	Year Ended December 31,
	2002			2001			2000
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1)(2)	$2,414,803	$161,241	6.68%	$2,198,700	$170,655	7.76%	$1,909,365	$164,684	8.63%
Loans exempt from taxes (3)	7,480	545	7.29	10,305	826	8.02	10,469	840	8.02
Taxable investment securities	818,265	43,506	5.32	817,255	50,118	6.13	874,403	56,529	6.46
Investment securities exempt from federal income taxes (3)	80,920	5,205	6.43	91,794	6,306	6.87	97,561	6,774	6.94
Federal funds sold	21,389	338	1.58	39,025	1,515	3.88	25,169	1,591	6.32
Other interest bearing deposits	2,843	44	1.55	7,194	332	4.61	3,618	235	6.50
Total interest earning assets	3,345,700	210,879	6.30	3,164,273	229,752	7.26	2,920,585	230,653	7.90
Non-interest earning assets	313,153			258,187			266,455
Total assets	$3,658,853			$3,422,460			$3,187,040

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$575,036	7,336	1.28	$582,927	13,360	2.29	$541,634	19,151	3.54
Savings deposit	362,081	3,525	0.97	334,322	7,038	2.11	355,076	8,489	2.39
Time deposits	1,626,046	56,386	3.47	1,438,512	75,193	5.23	1,210,247	70,431	5.82
Short-term borrowings	171,772	3,755	2.19	286,914	13,148	4.58	307,968	19,444	6.31
Long-term borrowings	88,131	5,186	5.88	61,106	3,143	5.14	49,764	3,712	7.46
Total interest bearing liabilities	2,823,066	76,188	2.70	2,703,781	111,882	4.14	2,464,689	121,227	4.92

Non-interest bearing deposits	477,823			402,349			421,924
Other non-interest bearing liabilities	40,271			27,039			37,116
Stockholders’ equity	317,693			289,291			263,311
Total liabilities and stockholders equity	$3,658,853			$3,422,460			$3,187,040
Net interest income/interest rate spread (4)		$134,691	3.60		$117,870	3.12		$109,426	2.98

Net interest margin on a fully tax equivalent basis (5)			4.03%			3.73%			3.75%
Net interest margin (5)			3.97%			3.65%			3.66%

(1)               Non-accrual loans are included in average loans.

(2)               Interest income includes loan origination fees of $3.5 million, $2.7 million and $2.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Our net interest income on a fully tax equivalent basis increased $16.8 million, or 14.2% to $134.7 million for the year ended December 31, 2002 from $117.9 million for the year ended December 31, 2001.  Interest income on a fully tax equivalent basis decreased $18.9 million due to a 96 basis point decline in yield on average interest earning assets to 6.30%.  The decrease in yield was partially offset by a $181.4 million, or 5.7% increase in average earning assets, comprised of a $213.3 million, or 9.7% increase in average loans, a $17.6 million, or 45.2% decline in federal funds sold and a $9.9 million, or 1.1% decline in average investment securities.  Interest expense declined by $35.7 million due to a 144 basis point decrease in the cost of funds to 2.70%, which was partially offset by a $119.3 million, or 4.4% increase in average interest bearing liabilities.  The net interest margin expressed on a fully tax equivalent basis rose 30 basis points to 4.03% in the year ended December 31, 2002 from 3.73% in 2001 due to better pricing obtained by us on loans and deposits in a declining rate environment during 2002.

For the year ended December 31, 2001, net interest income on a fully tax equivalent basis increased $8.5 million to $117.9 million from $109.4 million for the year ended December 31, 2000.  The increase in net interest income resulted from a decrease in interest expense of $9.3 million, or 7.7%, which exceeded the $901 thousand, or 0.4%, decline in interest income on a fully tax equivalent basis.  Interest income decreased due to a 64 basis point decline in fully tax equivalent yield on average earning assets to 7.26%.  The decrease in yield was partially offset by a $243.7 million, or 8.3%, increase in average interest earning assets, comprised of a $289.2 million, or 15.1%, increase in average loans offset by a $62.9 million, or 6.5%, decline in average total investment securities.  Interest expense declined due to a 78 basis point decline in the cost of funds to 4.14%, which was partially offset by a $239.1 million, or 9.7%, increase in average interest bearing liabilities.  The net interest margin expressed on a fully tax equivalent basis declined by two basis points to 3.73% for the year ended December 31, 2001 from 3.75% for the year ended December 31, 2000.

Volume and Rate Analysis of Net Interest Income

The following table presents the extent to which changes in volume and interest rates of interest earning assets and interest bearing liabilities have affected our interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior period rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior period volume) and (iii) change attributable to a combination of changes in rate and volume (change in rates multiplied by the changes in volume) (in thousands).  Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended December 31,
	2002 Compared to 2001			2001 Compared to 2000
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change

Interest Earning Assets:
Loans	$15,820	$(25,234)	$(9,414)	$23,450	$(17,479)	$5,971
Loans exempt from federal income taxes (1)	(210)	(71)	(281)	(13)	(1)	(14)
Taxable investment securities	62	(6,674)	(6,612)	(3,589)	(2,822)	(6,411)
Investment securities exempt from federal income taxes (1)	(716)	(385)	(1,101)	(397)	(71)	(468)
Federal funds sold	(509)	(668)	(1,177)	677	(753)	(76)
Other interest bearing deposits	(138)	(150)	(288)	180	(83)	97
Total increase (decrease) in interest income	14,309	(33,182)	(18,873)	20,308	(21,209)	(901)

Interest Bearing Liabilities:
NOW and money market deposit accounts	(179)	(5,845)	(6,024)	1,368	(7,159)	(5,791)
Savings deposits	542	(4,055)	(3,513)	(477)	(974)	(1,451)
Time deposits	8,882	(27,689)	(18,807)	12,406	(7,644)	4,762
Short-term borrowings	(4,078)	(5,315)	(9,393)	(1,256)	(5,040)	(6,296)
Long-term borrowings	1,541	502	2,043	735	(1,304)	(569)
Total increase (decrease) in interest expense	6,708	(42,402)	(35,694)	12,776	(22,121)	(9,345)
Increase in net interest income	$7,601	$9,220	$16,821	$7,532	$912	$8,444

(1)                  Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% rate for the year ended December 31, 2002 and December 31, 2001, respectively.

Other Income

Other income increased $12.9 million, or 49.3% to $39.1 million for the year ended December 31, 2002 from $26.2 million in 2001.  Net lease financing increased by $4.5 million, primarily due to $2.8 million in additional revenues generated as a result of the LaSalle acquisition and a $576 thousand increase in net lease gains for the year ended December 31, 2002 compared to 2001.  Deposit service fees increased by $2.1 million, primarily due to increases in monthly service charges and NSF and overdraft fees of $1.4 million and $859 thousand, respectively.  Other operating income grew by $2.2 million, largely due to $834 thousand in gains on the origination and sale of residential mortgage loans in the 2002 period and increases in gain on sale of other real estate and ATM fees of $564 thousand and $325 thousand, respectively.  Increase in cash surrender value of life insurance grew by $1.9 million due to the additional $35.0 million invested in January 2002. Trust and brokerage fees increased by $1.2 million due to increases in income from trust services and investment services income of $1.0 million and $134 thousand, respectively.

Other income increased $5.8 million, or 28.1%, to $26.2 million in the year ended December 31, 2001 from $20.4 million for the year ended December 31, 2000.  Loan service fees increased by $2.4 million due to greater volumes and higher income realized on interest only securities.  Net gains on available for sale securities increased by $1.7 million in 2001 as none were realized during 2000. Deposit service fees grew $1.2 million to $9.0 million due to increased volumes of monthly service charges and overdraft and non-sufficient funds fees.  Trust and brokerage fees grew by $754 thousand, or 26.8% due to increased commissions on investment products.  Increase in cash surrender value of life insurance grew by $484 thousand while other operating income declined by $1.1 million primarily due to lower gains on sale of other real estate owned.

Other Expenses

Other expense decreased by $18.3 million, to $90.8 million for the year ended December 31, 2002 compared to $109.1 million for the year ended December 31, 2001 due to $22.7 million in merger expenses incurred in the 2001 period.  Excluding merger expenses recorded in 2001, other expense increased by $4.4 million, or 5.1%.  Within the category, salaries and employee benefits increased by $4.1 million due to the Lincolnwood and LaSalle acquisitions and our continued growth and investment in personnel. Computer services increased by $1.5 million due to the outsourcing of processing activities and the addition of Lincolnwood.  Professional and legal expense increased by $1.1 million, largely due to a $1.2 million accrual in 2002 for an unfavorable appellate court ruling related to rent payments claimed to be owed by us pursuant to a land lease agreement under which we are lessee.  During the first quarter of 2002, the appellate court reversed the decision of a lower court, which had found that we were not liable for these payments under the lease agreement and had directed summary judgement in our favor.  In October 2002, the Illinois Supreme Court denied our petition for leave to appeal the appellate court ruling, effectively eliminating the possibility that this ruling will be reversed.  In February 2003, the circuit court denied hearing our counterclaim, thereby foreclosing our opportunities at the lower court level.  We await a status hearing for consideration of the attorneys’ fees and rent calculation issues.  The accrual reflects the amount pertaining to rent expense incurred through December 31, 2002.  Goodwill amortization expense declined by $2.5 million, or $0.15 basic and fully diluted earnings per share, due to the adoption of Statement of Financial Accounting Standards No. 142.  Occupancy and equipment expenses declined by $1.0 million due to a reduction in depreciation expense partially resulting from the outsourcing of the data processing activities during December 2001.

For the year ended December 31, 2001, other expenses increased by $25.2 million to $109.1 million from $83.9 million in 2000.  Merger expenses incurred in fourth quarter 2001 of $22.7 million account for most of this increase.  Salaries and employee benefits grew by $4.5 million to $45.6 million, from $41.1 million in 2000 due to our continued investment in people and employees added through our May 2001 acquisition of FSL Holdings, Inc.  Offsetting these increases were declines in other operating expense, occupancy and equipment expense and advertising and marketing expense of $1.3 million, $449 thousand and $396 thousand, respectively.

Income Taxes

Income tax expense for the year ended December 31, 2002 was $21.4 million compared to $13.2 million for 2001.  The effective tax rate decreased to 31.5% for the year ended December 31, 2002 compared to 51.7% in 2001 due to the non-deductibility of certain merger costs and the valuation reserve established in the fourth quarter of 2001 for state net operating loss carryforwards.

Income tax expense for the year ended December 31, 2001 was $13.2 million compared to $8.2 million for 2000.  The effective tax rate increased to 51.7% for the year ended December 31, 2001, from 23.3% in 2000 due to the non-deductibility of certain merger costs and uncertainty relative to the realization of state net operating loss carryforwards.

See Note 1 of the notes to our audited consolidated financial statements for our income tax accounting policy.  Income tax expense recorded in the consolidated income statement involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy.

We undergo examination by various regulatory taxing authorities.  Such agencies may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.  See Note 16 of the notes to our audited consolidated financial statements for more income tax information.

Balance Sheet

Total assets increased $293.7 million, or 8.5% to $3.8 billion at December 31, 2002 from $3.5 billion at December 31, 2001.  Net loans increased by $186.4 million, or 8.2% largely due to the acquisition of Lincolnwood, which had net loans of $101.4 million at the April 8, 2002 acquisition date, as well as continued growth in our loan portfolio.  Investment securities available for sale increased by $50.3 million, or 6.0% primarily due to the acquisition of Lincolnwood, which had investment securities available for sale of $111.7 million at the acquisition date.  Cash surrender value of life insurance increased by $39.1 million, or 115.5% due to an additional investment of $35.0 million made in January 2002.  Net lease investments increased by $20.2 million, or 41.9% due to the LaSalle acquisition, while goodwill increased by $13.8 million due to goodwill generated in the Lincolnwood and LaSalle acquisitions.

Total liabilities increased by $244.1 million, or 7.7% to $3.4 billion at December 31, 2002 from $3.2 billion at December 31, 2001.  Total deposits grew by $197.8 million, or 7.0% largely due to $182.8 million in deposits assumed by us in the acquisition of Lincolnwood.  Company-obligated mandatorily redeemable preferred securities increased by $59.8 million due to trust preferred securities issued in August 2002.  Long-term borrowings increased by $12.0 million, or 35.4% primarily due to $10.3 million of notes payable added through the LaSalle acquisition.  Short-term borrowings declined by $20.6 million, or 8.5% due to $81.0 million in repayments of Federal Home Loan Bank advances, which were partially offset by additional federal funds purchased of $58.2 million.

Total stockholders’ equity increased $49.6 million, or 16.9% to $343.2 million at December 31, 2002 compared to $293.6 million at December 31, 2001.  The growth was primarily due to net income in 2002, a $7.9 million increase in accumulated other comprehensive income, and the issuance of $5.0 million in additional common stock in conjunction with the acquisition of LaSalle.  These items were partially offset by $10.6 million, or $0.60 per share cash dividends paid during 2002.

Investment Securities

The primary purpose of the investment portfolio is to provide a source of earnings for liquidity management purposes, and to control interest rate risk.  In managing the portfolio, we seek safety of principal, liquidity, diversification and maximized return on funds.  See Liquidity and Capital Resources in this Item 7 and “Quantitative and Qualitative Disclosures About Market Risk-Asset Liability Management” under Item 7A.

The following table sets forth the amortized cost and fair value of investment securities, by type of security as indicated (in thousands):

	At December 31, 2002		At December 31, 2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities Available for Sale:
U.S. Treasury securities	$23,661	$25,269	$26,004	$26,301
U.S. Government agencies	262,092	279,469	344,306	353,726
States and political subdivisions	67,530	70,388	80,866	82,229
Mortgage-backed securities	443,044	448,018	292,573	296,216
Corporate bonds	45,937	45,241	53,912	52,423
Equity securities	18,185	18,351	19,024	20,111
Debt securities issued by foreign governments	690	690	878	881
Investment in equity lines of credit trusts	6,127	6,127	11,399	11,399
Total securities available for sale	$867,266	$893,553	$828,962	$843,286

U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to three years.  States and political subdivisions investment securities consist of investment grade and local non-rated issues with maturities of less than five years.  The average term of mortgage-backed securities generally ranges between five and ten years; however, certain mortgage-backed securities include maturities longer than ten years.  Some corporate bonds have terms of five to ten years or longer.

Investment securities held to maturity declined by $660.3 million as of December 31, 2001, as our held to maturity portfolio was reclassified as available for sale during 2001 upon the implementation of SFAS No. 133.  The fair value of such investment securities was $662.0 million as of the transfer date.

There were no securities of any single issuer, other than U.S. Government agencies and mortgage backed securities, which had a book value in excess of 10.0% of our stockholders’ equity at December 31, 2002.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our securities portfolio at December 31, 2002 (dollars in thousands):

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield

U.S. Treasury securities	$1,012	4.36%	$24,257	4.54%	$—	—	$—	—
U.S. Government agencies	70,374	6.91%	209,095	5.24%	—	—	—	—
States and political subdivision (1)	12,862	7.13%	51,082	6.18%	1,693	6.26%	4,751	7.29%
Mortgage-backed securities (2)	15,975	4.50%	20,965	5.29%	13,583	5.23%	397,495	4.61%
Corporate bonds	6,257	6.41%	4,949	6.68%	—	—	34,035	7.47%
Equity securities	18,351	5.33%	—	—	—	—	—	—
Debt securities issued by foreign governments	130	7.04%	560	7.06%	—	—	—	—
Investments in equity lines of credit trusts	—	—	6,127	1.93%	—	—	—	—
Total	$124,961		$317,035		$15,276		$436,281

(1)            Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.

(2)            These securities are presented based upon contractual maturities.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$558,208	22.29%	$490,314	21.21%	$515,644	25.54%	$425,897	22.85%	$380,221	28.60%
Commercial loans collateralized by assignment of lease payments	274,290	10.95%	303,063	13.11%	247,059	12.23%	187,426	10.06%	90,226	6.79%
Commercial real estate	902,755	36.04%	862,586	37.31%	662,287	32.80%	587,005	31.50%	503,174	37.85%
Residential real estate	373,181	14.90%	351,064	15.18%	351,138	17.39%	420,938	22.59%	197,346	14.84%
Construction real estate	204,728	8.17%	132,403	5.73%	82,173	4.07%	84,805	4.55%	36,872	2.77%
Installment and other	191,552	7.65%	172,524	7.46%	160,896	7.97%	157,465	8.45%	121,593	9.15%
Gross loans (1)	2,504,714	100.00%	2,311,954	100.00%	2,019,197	100.00%	1,863,536	100.00%	1,329,432	100.00%
Allowance for loan losses	(33,890)		(27,500)		(26,836)		(21,607)		(15,908)
Net loans	$2,470,824		$2,284,454		$1,992,361		$1,841,929		$1,313,524

(1)               Gross loan balances at December 31, 2002, 2001, 2000, 1999, and 1998 are net of unearned income, including net deferred loans fees of $4.2 million, $3.6 million, $2.4 million, $2.3 million, and $2.5 million, respectively.

Net loans increased by $186.4 million, or 8.2% to $2.5 billion at December 31, 2002 from $2.3 billion at December 31, 2001.  The increase was largely due to the acquisition of Lincolnwood, which had net loans of $101.4 million at the acquisition date, as well as continued growth within our loan portfolio.  The increase in our portfolio in 2001 over 2000 was due primarily to growth in the commercial real estate portfolio and lease-banking business and approximately $141.0 million in loans acquired through the FSL acquisition of which $46.2 million were subsequently sold.  Increases in our loan portfolio for the years 1998 through 2000 were primarily due to internal loan growth as well as the Avondale merger and Damen Financial Corporation acquisition in 1999.

Loan Maturities

The following table sets forth the maturity or repricing information for commercial and construction real estate loans outstanding at December 31, 2002 (in thousands):

	Due in One Year Or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total

Commercial loans, commercial loans collateralized by assignment of lease payments	$212,503	$426,348	$183,924	$2,952	$6,209	$562	$832,498
Construction real estate loans	7,175	193,120	4,433	—	—	—	204,728

Asset Quality

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

At December 31,

2002

2001

2000

1999

1998

Non-accruing loans	$21,359	$17,835	$11,894	$16,543	$5,874
Loans 90 days or more past due, still accruing interest	624	164	4,481	458	1,056
Total non-performing loans	21,983	17,999	16,375	17,001	6,930
Other real estate owned	549	1,164	505	1,109	814
Other repossessed assets	10	38	101	—	—
Total non-performing assets	$22,542	$19,201	$16,981	$18,110	$7,744

Total non-performing loans to total loans	0.88%	0.78%	0.81%	0.91%	0.52%
Allowance for loan losses to non-performing loans	154.16%	152.79%	163.88%	127.09%	229.55%
Total non-performing assets to total assets	0.60%	0.55%	0.52%	0.58%	0.31%

Non-performing Loans

Non-performing loans include loans accounted for on a non-accrual basis, accruing loans contractually past due 90 days or more as to interest and principal and loans whose terms have been renegotiated to provide reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.  Management reviews the loan portfolio for problem loans on an ongoing basis. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for loan losses and (if appropriate) partial or full charge-off.  After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income.  If interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income.  Loans will not be placed back on accrual status unless back interest and principal payments are made.  If interest on non-accrual loans had been accrued, such income would have amounted to approximately $1.2 million and $1.3 million for the years ended December 31, 2002 and 2001, respectively; none of these amounts were included in interest income during these periods.  Our general policy is to place loans 90 days past due on non-accrual status.  Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest.

Non-performing assets also consist of other repossessed assets and other real estate owned.  Other real estate owned represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair value less the estimated cost of disposal.  Other real estate owned is evaluated regularly to ensure that the recorded amount is supported by its current fair value.  Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary.  Revenues and expenses from the operations of other real estate owned and changes in the valuation are included in other income and other expenses on the income statement.

At December 31, 2002, total non-performing assets increased $3.3 million to $22.5 million from $19.2 million at December 31, 2001 due to a $4.0 million increase in non-performing loans which was partially offset by declines in other real estate and other repossessed assets of $615 thousand and $28 thousand, respectively.  At December 31, 2001, non-performing assets increased $2.2 million to $19.2 million from $17.0 million at December 31, 2000 due to increases in non-performing loans and other real estate of $1.6 million and $659 thousand, respectively and partially offset by a $63 thousand decline in other repossessed assets.

Allowance for Loan Losses

Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations.  As such, selection and application of this “critical accounting policy” involves judgements, estimates, and uncertainties that are susceptible to change.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

We maintain our allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans and prior loss experience.  We use a risk rating system to evaluate the adequacy of the allowance for loan losses.  With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine, by the originating loan officer, Senior Credit Management, loan review or any loan committee, with one being the best case and nine being a loss or the worst case.  Loan loss reserve factors are multiplied against the balances in each risk-rating category to determine an appropriate level for the allowance for loan losses.  Loans with risk ratings between five and eight are monitored much closer by the officers.  Control of our loan quality is continually monitored by management and is reviewed by our board of directors when they meet from time to time.  We consistently apply our methodology for determining the adequacy of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.

The following table presents an analysis of the allowance for loan losses for the years presented (dollars in thousands):

	Year Ended December 31,
	2002	2001	2000	1999	1998

Balance at beginning of year	$27,500	$26,836	$21,607	$15,908	$17,263
Decreases resulting from sale of subsidiary	—	—	—	—	(399)
Additions from acquisition / purchase of loans	1,212	3,025	—	9,954	—
Provision for loan losses	13,220	6,901	8,163	2,665	1,519
Charge-offs:
Commercial	4,286	8,173	845	1,070	137
Commercial loans collateralized by assignment of lease payments	2,112	36	—	377	841
Commercial real estate	1,229	44	600	1,141	808
Residential real estate	820	520	753	890	133
Construction real estate	—	—	535	972	315
Installment and other	1,019	2,176	1,974	3,436	593
Total charge-offs	9,466	10,949	4,707	7,886	2,827
Recoveries:
Commercial	295	476	128	187	88
Commercial loans collateralized by assignment of lease payments	27	—	128	—	—
Commercial real estate	40	6	357	33	3
Residential real estate	42	53	27	29	92
Construction real estate	108	472	—	—	9
Installment and other	912	680	1,133	717	160
Total recoveries	1,424	1,687	1,773	966	352

Net charge-offs	8,042	9,262	2,934	6,920	2,475

Balance at December 31,	$33,890	$27,500	$26,836	$21,607	$15,908

Total loans at December 31,	$2,504,717	$2,311,954	$2,019,197	$1,863,536	$1,329,432

Ratio of allowance to total loans	1.35%	1.19%	1.33%	1.16%	1.20%

Ratio of net charge-offs to average loans	0.33%	0.42%	0.15%	0.42%	0.20%

The Company maintains its allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans, prior loss experience, and the value of underlying collateral.

Net charge-offs totaled $8.0 million in 2002, a decrease of $1.3 million from $9.3 million in 2001.  In the second quarter of 2002, we added $1.2 million to the allowance with the acquisition of Lincolnwood.  In the first quarter of 2001, we added $22.8 million of pooled home equity lines of credit to the loan portfolio through the purchase of a 100% interest in our 97-2 securitization trust and added $2.0 million to the allowance for loan losses for these loans.  In the second quarter of 2001, $1.0 million was added to the allowance with the acquisition of FSL. The provision for loan losses increased by $6.3 million to $13.2 million for the year ended December 31, 2002 compared to $6.9 million for the year ended December 31, 2001.  The increase in annual provision was primarily due to continued weakness in the overall economic environment and an increase in impaired loans during 2002.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans.  An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$9,117	22.29%	$6,724	21.21%	$6,012	25.54%	$5,557	22.85%	$3,855	28.60%
Commercial loans collateralized by assignment of lease payments	3,070	10.95%	2,703	13.11%	847	12.23%	746	10.06%	281	6.79%
Commercial and residential real estate	9,196	50.94%	6,142	52.49%	9,976	50.19%	8,137	54.09%	7,836	52.69%
Construction real estate	1,980	8.17%	1,258	5.73%	1,000	4.07%	395	4.55%	—	2.77%
Installment and other	2,838	7.65%	3,963	7.46%	2,942	7.97%	4,166	8.45%	846	9.15%
Unallocated	7,689	—	6,710	—	6,059	—	2,606	—	3,090	—
Total	$33,890	100.00%	$27,500	100.00%	$26,836	100.00%	$21,607	100.00%	$15,908	100.00%

Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including specific reserves on problem loans, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in our market area.  In addition, federal regulatory authorities, as part of the examination process, periodically review our allowance for loan losses.  The regulators may require us to record additions to the allowance level based upon their assessment of the information available to them at the time of examination.  Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual future loan losses.

Potential Problem Loans

We utilize an internal asset classification system as a means of reporting problem and potential problem assets.  At each scheduled meeting of the boards of directors of our subsidiary banks, a watch list is presented, showing significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.”  An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets and have been charged-off.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention.

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the subsidiary banks’ primary regulators, which can order the establishment of additional general or specific loss allowances.  There can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses.  The Office of the Comptroller of the Currency, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for probable loan losses.  We analyze our process regularly, with modifications made if needed, and reports those results four times per year at meetings of our board of directors.  However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time.  Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

Potential problem loans are loans included on the watch list presented to the boards of directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  The aggregate principal amounts of potential problem loans as of December 31, 2002 and December 31, 2001 were approximately $41.1 million and $14.6 million, respectively.  Potential problem loans increased $26.5 million in 2002 primarily due to continued weakness in the overall economic environment.  Loans rated special mention contributed $18.2 million to this increase.

As of December 31, 2002, we had approximately $8.2 million in performing lease loans (collectively “Kmart loans”) under which Kmart Corporation was the lessee.  Approximately $5.1 million of these loans were direct financing leases included in our lease loan portfolio.  Kmart Corporation filed for bankruptcy protection on January 22, 2002.  The Kmart loans are secured by revenue producing equipment with an original cost of $10.2 million that was purchased and installed during the second half of 2001.  After filing for bankruptcy protection, Kmart Corporation closed a number of its retail store locations, including some in which this equipment was located.  At that time, Kmart had informed us that all of our equipment located in closed stores had been moved to stores that would remain open, but to our knowledge, Kmart has not affirmed or rejected our leases in bankruptcy court.

On January 14, 2003, Kmart announced, as part of its reorganization plan, that its board approved the closure of 326 of its remaining 1,800 stores.  Shortly thereafter, a bankruptcy court granted final approval for Kmart to close 317 stores.  Nine of the 326 stores announced for closure will remain open due to lease concessions and renegotiations.  It is unclear how the additional store closures will affect the use of our equipment or the performance of the related lease loans.

While the Kmart loans are currently performing in accordance with their terms, no assurance can be given that this will continue to be the case and such performance may depend on the terms of a reorganization plan for Kmart.  No assurances can be made that a loss related to these loans will not be incurred.

Interest Only Receivables

In 1996, 1997 and 1998, Avondale Federal Savings Bank (which we purchased in 1999) securitized certain home equity lines of credit to investors with limited recourse, retaining the right to service the underlying loans.  The securitizations were done using qualified special purpose entities (securitization trusts).  Upon the sale, the net carrying amount of the loans were removed from the balance sheet, and certain retained residual interests were recorded.  The retained interests included rights to service the loans that were sold (the “servicing rights”) and the rights to future cash flows (the “interest only receivables”) arising after the investors in the securitization trusts received their contractual return.  In addition, we retained a security interest in the securitization trusts, reflecting the excess of the total amount of loans transferred to the trusts over the portion represented by certificates sold to investors.  Through the Avondale merger, we acquired servicing rights related to these loans.  We receive annual servicing fees that approximate 1.00% of the outstanding loan balance.  The investors and their securitization trusts have no recourse to our other assets for failure of debtors to pay when due.  Most of our retained interest in the securitization trusts is generally restricted until investors have been fully paid and is subordinate to investors’ interest.  The retained interest is included with securities available for sale and is reflected as investments in equity lines of credit trust.  We estimate the fair value of these securities by using prices paid for similar securities.

Since the projected income from the servicing rights approximates our estimated cost to service the loans, no asset was recorded.  Income from servicing is recognized as earned pursuant to the terms of the servicing agreement and to the extent cash collections from the borrowers exceed payments to the investors.  Cash collections in excess of the servicing rights income that is earned is next applied to the interest only receivables.  The value allocated to the interest only receivables is reduced and interest income is recorded assuming a constant yield based upon the discount rate used to estimate its fair value.  At the end of the estimated life of the securitization, the carrying value of the interest only receivables will be fully amortized.

Because our retained residual interests are subordinated to the interests of the securitization investors, there is risk that the carrying value of the interest only receivables will not be fully recovered, resulting in a loss charged to earnings.  In addition, since actual credit losses may exceed projected credit losses over the life of the securitization, there is a risk that the value of our retained participation interest will not be fully realized, resulting in a loss charged to earnings.  Recourse against us for credit losses is limited to the amount of the sales proceeds that were not remitted by the securitization trust at the time of the initial sale of the loans.  At each reporting period, the fair value of the interest only receivables are re-evaluated based upon current estimates and assumptions of the net present value of residual future cash flows net of remaining expected credit losses.  If this re-evaluation results in fair values that are less than the amortized carrying value of the interest only receivables and if remaining projected cash flows are less than previously estimated, the carrying value is written-down to fair value.  If the write-down is determined to be other than temporary, the amount of the write-down is charged against earnings for the current period.  Finally, at each reporting period, new interest only receivable amortization schedules are revised based upon current estimates, assumptions, adjusted carrying values and revised constant yields.

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

Changes in assumptions and conditions could result in unexpected write-downs of the residual interests as well as interest accruals and accretion that are less than historically experienced.  See also Note 7 of the notes to our audited consolidated financial statements.

At December 31, 2002, interest only receivables were $5.4 million.  The value of interest only receivables is subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets.  On a quarterly basis, we perform a review to determine the fair value of our interest only receivables, as these receivables are accounted for as investment securities available for sale.  As part of the review, we review our assumptions of prepayment speeds, discount rates and the remaining anticipated credit losses.

The following table shows the results of our assumptions used to estimate the fair value at December 31, 2002 (dollars in thousands):

	Interest Only Receivables Pools
	97-1	98-1
	Adjustable (1)	Adjustable (1)

Estimated fair value (2)	$3,569	$1,787
Prepayment speed	35.00%	35.00%
Remaining weighted-average life (in years) (3)	0.16	1.52
Expected remaining credit losses (4)	0.25%	6.42%
Residual cash flows discounted at	12.00%	12.00%
Loans outstanding at December 31, 2002	$8,064	$18,639

(1)          Rates for these loans are adjusted based on the prime rate as published in the Wall Street Journal.

(2)          Unrealized holding gains at December 31, 2002 totaled $977 thousand and $1.4 million, for 97-1 and 98-1, respectively.

(3)          The remaining weighted-average life in years of prepayable assets is calculated by summing (a) the principal collections expected in each future year multiplied by (b) the number of years until collection, and then dividing that sum by the initial principal balance.  This is not explicitly assumed but it reflects the overall effect of prepayment assumptions.

(4)          Assumed remaining credit losses over the life remaining on the loans outstanding at December 31, 2002 are $20 thousand and $1.2 million for 97-1 and 98-1, respectively.  The estimated credit loss percentage is derived by dividing the remaining credit losses by the related loan balance outstanding in the pool.

Sources of Funds

General. Deposits, short-term and long-term borrowings, including company-obligated mandatorily redeemable preferred securities, loan and investment security repayments and prepayments, proceeds from the sale of securities, and cash flows generated from operations are the primary sources of our funds for lending, investing, leasing and other general purposes.  Loan repayments are a relatively predictable source of funds except during periods of significant interest rate declines, while deposit flows tend to fluctuate with prevailing interests rates, money markets conditions, general economic conditions and competition.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our core deposits consist of checking accounts, NOW accounts, money market accounts, savings accounts and non-public certificates of deposit.  These deposits, along with public fund deposits, brokered deposits, and short-term and long-term borrowings are used to support our asset base.  Our deposits are obtained predominantly from the geographic trade areas surrounding each of our office locations. We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

The following table sets forth the maturities of certificates of deposit and other time deposits $100,000 and over at December 31, 2002 (in thousands):

At December 31, 2002
Certificates of deposit $100,000 and over:
Maturing within three months	$202,776
After three but within six months	111,488
After six but within twelve months	79,206
After twelve months	191,107

Total certificates of deposit $100,000 and over:	$584,577

Other time deposits $100,000 and over:
Maturing within three months	$5,743
After three but within six months	4,319
After six but within twelve months	7,002
After twelve months	9,642
Total other time deposits $100,000 and over:	$26,706

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31,
	2002		2001
	Amount	Percent	Amount	Percent

Demand deposits, noninterest bearing	$497,264	16.47%	$473,624	16.78%
NOW and money market accounts	573,463	18.99	583,208	20.67
Savings deposits	364,596	12.07	336,334	11.92
Time certificates, $100,000 or more	611,283	20.25	551,116	19.53
Other time certificates	972,959	32.22	877,444	31.10
Total	$3,019,565	100.00%	$2,821,726	100.00%

Borrowings.  We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, Federal Home Loan Bank advances and correspondent bank lines of credit.  We also offer a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements.  As business customers have grown more sophisticated in managing their daily cash position, demand for the sweep product has increased.  Short-term borrowings decreased by $20.6 million to $222.7 million at December 31, 2002 compared to $243.3 million at December 31, 2001.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2002	2001	2000

Federal funds purchased:
Average balance outstanding	$7,618	$34,339	$62,288
Maximum outstanding at any month-end during the period	63,220	76,750	126,500
Balance outstanding at end of period	63,220	5,000	35,525
Weighted average interest rate during the period	1.97%	4.29%	6.54%
Weighted average interest rate at end of the period	1.46%	2.34%	6.60%
Securities sold under agreements to repurchase:
Average balance outstanding	$152,004	$146,275	$87,458
Maximum outstanding at any month-end during the period	159,618	177,893	100,866
Balance outstanding at end of period	157,477	143,682	90,875
Weighted average interest rate during the period	2.07%	3.98%	6.13%
Weighted average interest rate at end of the period	1.62%	2.30%	5.99%
U.S. Treasury demand notes:
Average balance outstanding	$—	$1,029	$1,816
Maximum outstanding at any month-end during the period	—	2,854	2,900
Balance outstanding at end of period	—	—	2,801
Weighted average interest rate during the period	—	3.99%	5.80%
Weighted average interest rate at end of the period	—	—	6.41%
Federal Home Loan Bank advances:
Average balance outstanding	$9,644	$83,924	$152,049
Maximum outstanding at any month-end during the period	30,000	149,000	157,000
Balance outstanding at end of period	2,000	83,000	155,000
Weighted average interest rate during the period	3.85%	5.75%	6.41%
Weighted average interest rate at end of the period	5.85%	2.45%	6.65%
Correspondent bank lines of credit:
Average balance outstanding	$2,506	$18,919	$6,936
Maximum outstanding at any month-end during the period	11,600	26,000	10,600
Balance outstanding at end of period	—	11,600	10,600
Weighted average interest rate during the period	3.20%	5.77%	7.40%
Weighted average interest rate at end of the period	—	3.15%	8.25%

Long-term borrowings include notes payable to other banks to support a portfolio of equipment that we own and lease to other companies, as well as general debt incurred to fund corporate acquisitions.  As of December 31, 2002 and December 31, 2001, our notes payable to other banks were $46.0 million and $34.0 million, respectively.

Company-obligated mandatorily redeemable preferred securities include debentures we sold to Coal City Capital Trust I and MB Financial Capital Trust I in connection with the issuance of their preferred securities in 1998 and 2002, respectively.  As of December 31, 2002 and December 31, 2001, our company-obligated mandatorily redeemable preferred securities were $84.8 million and $25.0 million, respectively.

Liquidity

Bank Liquidity.  Liquidity management is monitored by the Asset/Liability Management Committee and boards of directors of each our subsidiary banks, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

Our banks’ primary sources of funds are retail and commercial deposits, short-term and long-term borrowings, public funds and funds generated from operations.  Funds from operations include principal and interest payments received on loans and securities.  While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing on sources of funds.

Our banks have no required regulatory liquidity ratios to maintain; however, they each adhere to a liquidity policy, approved by their Board of Directors, who set certain guidelines for liquidity purposes.  This policy requires that the banks maintain the following liquidity ratios:

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

3.

Loans (excluding lease loans where the related lessee has outstanding securities rated investment grade or where the related lessee would be viewed under our underwriting policies as an investment grade company) to deposits less than 80%

4.	Loans (including all lease loans) to deposits less than 90%.

At December 31, 2002, our banks were in compliance with the foregoing policy.  Generally, when the banks’ liquidity ratios fall outside policy guidelines, loans are sold to provide a source of funds and reduce the volume of total loans.  In addition to the liquidity policy to which our banks are subject, our bylaws currently provide that, unless our board of directors, by a vote of two-thirds of the entire board, approves otherwise, we, on a consolidated basis, may not have a ratio of loans (excluding lease loans where the related lessee has outstanding securities rated investment grade or where the related lessee would be viewed under our underwriting policies as an investment grade company) to deposits in excess of 80%, or a ratio of loans (including all lease loans) to deposits in excess of 90%.

At December 31, 2002, our banks had outstanding loan origination commitments and unused commercial and retail lines of credit of $655.3 million.  Our banks anticipate that they will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit that are scheduled to mature within one year totaled $1.2 billion at December 31, 2002 and December 31, 2001, respectively.  We expect to retain a substantial majority of these certificates of deposit.

In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. While, at December 31, 2002, there were no firm lending commitments in place, our banks have borrowed, and management believes that they could again borrow, $150.7 million for a short time from these banks on a collective basis.  Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and Union Bank, N.A. is a member of the Federal Home Loan Bank of Topeka, Kansas and both banks have the ability to borrow from their respective Federal Home Loan Banks.  As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

Corporation Liquidity.  Our main sources of liquidity at the holding company level are dividends from our subsidiary banks and a line of credit maintained with a large regional correspondent bank in the amount of $26.0 million.  As of December 31, 2002, we had $26.0 million undrawn and available under our line of credit.

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2002 (in thousands):

	Time deposits	Long-term debt (1)	Operating leases	Total

2003	$1,164,383	$9,010	$2,552	$1,175,945
2004	156,729	9,046	2,332	168,107
2005	102,161	6,551	2,063	110,775
2006	50,863	4,337	1,719	56,919
2007	102,999	3,882	1,769	108,650
Thereafter	7,107	97,972	4,953	110,032
Total	$1,584,242	$130,798	$15,388	$1,730,428

Commitments to extend credit				$655,343

(1) Long-term debt includes company-obligated mandatorily redeemable preferred securities.

Our subsidiary banks are subject to various regulatory capital requirements administered by federal and state banking agencies, which affect their ability to pay dividends to us.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Additionally, our bylaws effectively limit the amount of dividends our banks may pay to us by currently requiring each bank to maintain total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 11%, 8% and 7%, respectively, unless our board of directors, by a vote of two-thirds of the entire board, approves otherwise.  The minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes are 10%, 6% and 5%, respectively.  At December 31, 2002, our subsidiary banks could pay a combined $46.7 million in dividends and comply with our bylaws regarding minimum regulatory capital ratios.  In addition to adhering to our bylaws, there are regulatory restrictions on the ability of national banks to pay dividends.  See “Item 1. Business – Supervision and Regulation.”

Capital Resources

Our subsidiary banks are subject to the risk based capital regulations administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%.  Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which, if undertaken, could have a direct material effect on the banks’ financial statements.  As of December 31, 2002, the most recent notification from the federal banking regulators categorized each of our subsidiary banks as well capitalized.  A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level.  There are no conditions or events since that notification that management believes have changed our banks’ capital classification.  On a consolidated basis, we must maintain a minimum ratio of Tier 1 capital to total assets of 4.00%, a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0% and a minimum ratio of total-capital to risk-weighted assets of 8.00%.  See “Item 1. Business– Supervision and Regulation–Capital Adequacy” and “Prompt Corrective Action.”  In addition, our bylaws currently require us, on a consolidated basis, to maintain these ratios at or above 7%, 8% and 11%, respectively, unless our board of directors, by a vote of two-thirds of the entire board, approves otherwise.

As of December 31, 2002, we and each of our subsidiary banks were “well capitalized” under the capital adequacy requirements to which each of us are subject.  The following table sets forth the actual and required regulatory capital amounts and ratios for us and our subsidiary banks as of December 31, 2002 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002
Total capital (to risk-weighted assets):
Consolidated	$415,425	14.99%	$221,707	8.00%	$ N/A	N/A	%
MB Financial Bank	324,330	12.74	203,678	8.00	254,598	10.00
Union Bank	25,499	14.73	13,848	8.00	17,310	10.00
Abrams Centre National Bank	9,785	19.92	3,930	8.00	4,913	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	361,535	13.05	110,854	4.00	N/A	N/A
MB Financial Bank	273,034	10.72	101,839	4.00	152,759	6.00
Union Bank	24,008	13.87	6,924	4.00	10,386	6.00
Abrams Centre National Bank	9,165	18.66	1,965	4.00	2,948	6.00
Tier 1 capital (to average assets):
Consolidated	361,535	9.74	148,417	4.00	N/A	N/A
MB Financial Bank	273,034	8.16	133,898	4.00	167,373	5.00
Union Bank	24,008	8.81	10,899	4.00	13,623	5.00
Abrams Centre National Bank	9,165	10.51	3,487	4.00	4,359	5.00

N/A – not applicable

Statement of Cash Flows

Net cash provided by operating activities was $64.2 million, $110.8 million and $54.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.  Net cash provided by operating activities decreased by $46.6 million in the 2002 period from 2001 due to a $54.6 million increase in loans originated for sale and a $24.4 million decrease in other liabilities which were partially offset by $34.0 million in additional net income.  Net cash provided by operating activities increased by $55.9 million in 2001 from 2000 due primarily to $51.4 million in proceeds from the sale of loans held for sale in 2001.  Net cash used in investing activities was $109.8 million, $67.3 million and $170.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.  The $42.5 million increase in net cash used in investing activities for the year ended December 31, 2002 compared to 2001 was comprised of increases in purchase of investment securities available for sale, cash paid, net of cash and cash equivalents acquired in acquisition and purchase of bank owned life insurance of $136.2 million, $35.9 million and $35.0 million, respectively.  The foregoing increases in cash used in investing activities were partially offset by a $117.0 million smaller increase in net loans and a $34.5 million increase in proceeds from sales, maturities and calls of investment securities available for sale.  Cash used in investing activities decreased $103.0 million in 2001 from 2000 primarily due to a $248.7 million increase in proceeds from sales, maturities and calls of investment securities and a $30.0 million decline in purchase of bank owned life insurance, which were partially offset by a $117.2 million increase in investment security purchases.  Net cash provided by (used in) financing activities was $23.7 million, ($44.6) million and $151.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.  The $68.3 million increase in cash provided by financing activities for the year ended December 31, 2002 compared to December 31, 2001 was primarily due to proceeds of $59.8 million received in 2002 from the issuance of company-obligated mandatorily redeemable preferred securities and a $9.2 million greater increase in deposits.  The $196.2 million increase in cash used in financing activities in 2001 over 2000 was primarily due to $152.6 million less deposit growth in 2001 and a $51.5 million decrease in short-term borrowings in 2001 compared to a $11.1 million increase in 2000.

Forward-Looking Statements

When used in this Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made.  These statements may relate to our future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items.  By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from our merger and acquisition activities, including our recently completed acquisition of South Holland Bancorp, might not be realized within the expected time frames; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (3) changes in management’s estimate of the adequacy of the allowance for loan losses, including but not limited to additional provisions for loan losses that maybe necessitated by non-performance of the Kmart loans; (4) changes in management’s valuation of our interest only receivables; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior and our net interest margin; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (9) our ability to realize the residual values of its direct finance, leveraged, and operating leases; (10) our ability to access cost-effective funding; (11) changes in financial markets; (12) changes in economic conditions in general and in the Chicago metropolitan area in particular; (13) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (14) changes in accounting principles, policies or guidelines; and (15) future acquisitions of other depository institutions or lines of business.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Asset Liability Management

Our net interest income is subject to interest rate risk to the extent that it can vary based on changes in the general level of interest rates. It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products.  The strategy we employ to manage our interest rate risk is to measure our risk using an asset/liability simulation model and adjust the maturity of securities in our investment portfolio to manage that risk.  Also, to limit risk, we generally do not make fixed rate loans or accept fixed rate deposits with terms of more than five years.

Interest rate risk can also be measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, therefore, a negative gap would tend to adversely affect net interest income. Conversely, during a period of falling interest rates, a negative gap position would tend to result in an increase in net interest income.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2002 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2002 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 30%, 85% and 24%, respectively, in the first three months, 10%, 2%, and 12%, respectively, in the next nine months, and 60%, 13% and 64%, respectively, after one year (dollars in thousands):

Time to Maturity or Repricing

	0 – 90 Days	91 – 365 Days	1 – 5 Years	Over 5 Years	Total

Interest Earning Assets:
Interest bearing deposits with banks	$1,954	$—	$—	$—	$1,954
Federal funds sold	16,100	—	—	—	16,100
Investment securities available for sale	169,843	264,377	413,980	45,353	893,553
Loans held for sale	8,380	—	—	—	8,380
Loans	1,436,040	327,194	690,533	50,947	2,504,714

Total interest earning assets	$1,624,593	$593,056	$1,107,904	$99,148	$3,424,701

Interest Bearing Liabilities:
NOW and money market deposit accounts	$372,115	$28,246	$173,102	$—	$573,463
Savings deposits	87,503	43,752	233,341	—	364,596
Time deposits	481,122	689,597	406,335	7,188	1,584,242
Short-term borrowings	209,870	12,827	—	—	222,697
Long-term borrowings	22,909	6,097	8,576	8,416	45,998
Company-obligated mandatorily redeemable preferred securities	25,000	—	—	59,800	84,800

Total interest bearing liabilities	$1,198,519	$780,519	$821,354	$75,404	$2,875,796

Rate sensitive assets (RSA)	$1,624,593	$2,217,649	$3,325,553	$3,424,701	$3,424,701
Rate sensitive liabilities (RSL)	1,198,519	1,979,038	2,800,392	2,875,796	2,875,796
Cumulative GAP	426,074	238,611	525,161	548,905	548,905
(GAP=RSA-RSL)
RSA/Total assets	43.21%	58.99%	88.46%	91.09%	91.09%
RSL/Total assets	31.88%	52.64%	74.49%	76.49%	76.49%
GAP/Total assets	11.33%	6.35%	13.97%	14.60%	14.60%
GAP/RSA	26.23%	10.76%	15.79%	16.03%	16.03%

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates.  Additionally, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Therefore, we do not rely solely on a gap analysis to manage our interest rate risk, but rather we use what we believe to be the more reliable simulation model relating to changes in net interest income.

Based on simulation modeling at December 31, 2002 and 2001, our net interest income would change over a one-year time period due to changes in interest rates as follows (dollars in thousands):

Change in Net Interest Income Over One Year Horizon

Changes in Levels of Interest Rates

At December 31, 2002

At December 31, 2001

Dollar Change

Percentage Change

Dollar Change

Percentage Change

+ 2.00%	$5,176	3.71%	$(7,776)	(5.68)%
+ 1.00	3,876	2.78	(3,684)	(2.69)
(1.00)	(1,864)	(1.34)	3,544	2.59

Our simulations assume the following:

1.         Changes in interest rates are immediate.

2.         Changes in net interest income between December 31, 2002 and December 31, 2001 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

Item 8.  Financial Statements and Supplementary Data

MB FINANCIAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001, and 2000

MB FINANCIAL, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

December 31, 2002, 2001, and 2000

[MB FINANCIAL LOGO]

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

MB Financial, Inc.’s management periodically assesses the internal controls for inadequacy.  Based upon these assessments, MB Financial, Inc.’s management believes that, in all material respects, its internal controls relating to preparation of consolidated financial statements as of December 31, 2002 functioned effectively during the year ended December 31, 2002.

/s/ Mitchell Feiger	/s/ Jill E. York
Mitchell Feiger	Jill E. York
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

MB Financial, Inc.:

We have audited the accompanying consolidated balance sheets of MB Financial, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The consolidated financial statements of MB Financial, Inc. for the year ended December 31, 2000 have been restated to reflect the pooling-of-interests transaction with MidCity Financial Corporation as described in Note 2 to the consolidated financial statements.  We did not audit the 2000 consolidated financial statements of MB Financial, Inc., which statements reflect total net interest income constituting 42% of the related consolidated totals in 2000.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MB Financial, Inc. for the year ended December 31, 2000, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of MB Financial, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/ KPMG LLP
Chicago, Illinois
January 22, 2003

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(Amounts in thousands, except share and per share data)

	2002	2001

ASSETS

Cash and due from banks	$90,522	$106,572
Interest bearing deposits with banks	1,954	4,408
Federal funds sold	16,100	19,500
Investment securities available for sale	893,553	843,286
Loans held for sale	8,380	—
Loans (net of allowance for loan losses of $33,890 at December 31, 2002 and $27,500 at December 31, 2001)	2,470,824	2,284,454
Lease investments, net	68,487	48,252
Interest only securities	5,356	8,580
Premises and equipment, net	50,348	49,308
Cash surrender value of life insurance	73,022	33,890
Goodwill, net	45,851	32,031
Other intangibles, net	2,797	2,795
Other assets	32,387	32,777

Total assets	$3,759,581	$3,465,853

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest bearing	$497,264	$473,624
Interest bearing	2,522,301	2,348,102
Total deposits	3,019,565	2,821,726
Short-term borrowings	222,697	243,282
Long-term borrowings	45,998	33,980
Company-obligated mandatorily redeemable preferred securities	84,800	25,000
Accrued expenses and other liabilities	43,334	48,277
Total liabilities	3,416,394	3,172,265

Stockholders’ Equity:
Common stock ($0.01 par value; authorized 40,000,000 shares; issued 17,741,535 shares at December 31, 2002, and 17,486,924 at December 31, 2001)	177	175
Additional paid-in capital	69,531	63,104
Retained earnings	255,241	219,424
Accumulated other comprehensive income	18,783	10,885
Less: 15,865 shares of treasury stock, at cost, at December 31, 2002	(545)	—
Total stockholders’ equity	343,187	293,588

Total liabilities and stockholders’ equity	$3,759,581	$3,465,853

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2002, 2001 and 2000

(Amounts in thousands except share and per share data)

	2002	2001	2000

Interest income:
Loans	$161,595	$171,192	$165,230
Investment securities:
Taxable	43,506	50,118	56,529
Nontaxable	3,383	4,099	4,403
Federal funds sold	338	1,515	1,591
Other interest bearing deposits	44	332	235
Total interest income	208,866	227,256	227,988

Interest expense:
Deposits	67,247	95,591	98,071
Short-term borrowings	3,755	13,148	19,444
Long-term borrowings and redeemable preferred securities	5,186	3,143	3,712
Total interest expense	76,188	111,882	121,227
Net interest income	132,678	115,374	106,761

Provision for loan losses	13,220	6,901	8,163

Net interest income after provision for loan losses	119,458	108,473	98,598

Other income:
Loan service fees	5,034	4,128	1,704
Deposit service fees	11,087	9,014	7,823
Lease financing, net	6,656	2,172	1,926
Trust and brokerage fees	4,789	3,563	2,809
Net gains on sale of securities available for sale	1,777	1,716	—
Increase in cash surrender value of life insurance	4,132	2,187	1,703
Other operating income	5,641	3,416	4,483
	39,116	26,196	20,448
Other expenses:
Salaries and employee benefits	49,673	45,585	41,071
Occupancy and equipment expense	15,898	16,885	17,334
Computer services expense	3,428	1,952	1,540
Goodwill amortization expense	—	2,548	2,229
Other intangibles amortization expense	971	1,021	1,220
Advertising and marketing expense	3,438	2,879	3,275
Professional and legal expense	3,214	2,160	3,838
Other operating expenses	14,211	13,398	13,392
Merger expenses	—	22,661	—
	90,833	109,089	83,899

Income before income taxes	67,741	25,580	35,147

Income taxes	21,371	13,217	8,186

Net income	$46,370	$12,363	$26,961

Common share data:
Basic earnings per common share	$2.63	$0.70	$1.53
Diluted earnings per common share	$2.58	$0.69	$1.53
Weighted average common shares outstanding	17,619,682	17,561,808	17,607,365
Diluted weighted average common shares outstanding	17,991,372	17,847,485	17,614,984

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

(Amounts in thousands except share and per share data)

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stock- holders’ Equity

Balance at January 1, 2000		$186	$75,593	$190,661	$(3,207)	$(8,594)	$254,639
Net income	$26,961			26,961			26,961
Unrealized holding gains on investment securities, net of tax	1,077
Unrealized interest only securities gains arising during the year, net of tax	380
Other comprehensive income, net of tax	1,457				1,457		1,457
Comprehensive income	$28,418

Cash dividends declared ($0.54 per share)				(5,751)			(5,751)
Balance at December 31, 2000		$186	$75,593	$211,871	$(1,750)	$(8,594)	$277,306
Net income	$12,363			12,363			12,363
Unrealized holding gains on investment securities, net of tax	12,718
Unrealized interest only securities gains arising during the year, net of tax	1,032
Reclassification adjustments for gains included in net income, net of tax	(1,115)
Other comprehensive income, net of tax	12,635				12,635		12,635
Comprehensive income	$24,998

Purchase of 241,050 shares of treasury stock						(5,668)	(5,668)
Retirement of 1,065,294 shares of treasury stock		(11)	(12,489)			12,500
Stock options exercised for 116,986 shares						1,762	1,762
Cash dividends declared ($0.45 per share)				(4,810)			(4,810)
Balance at December 31, 2001		$175	$63,104	$219,424	$10,885	$—	$293,588
Net income	$46,370			46,370			46,370
Unrealized holding gains on investment securities, net of tax	8,935
Unrealized interest only securities gains arising during the year, net of tax	504
Reclassification adjustments for gains included in net income, net of tax	(1,541)
Other comprehensive income, net of tax	7,898				7,898		7,898
Comprehensive income	$54,268

Issuance of 157,488 shares of common stock		1	4,999				5,000
Purchase of 32,000 shares of treasury stock						(1,100)	(1,100)
Reissuance of 14,135 shares of treasury stock			(342)			496	154
Reissuance of 2,000 shares of treasury stock for stock options exercised						59	59
Stock options exercised for 97,123 shares		1	1,770				1,771
Cash dividends declared ($0.60 per share)				(10,553)			(10,553)
Balance at December 31, 2002		$177	$69,531	$255,241	$18,783	$(545)	$343,187

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

(Amounts in Thousands)

	2002	2001	2000
Cash Flows From Operating Activities
Net income	$46,370	$12,363	$26,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,513	20,534	18,652
Gain on disposal of premises and equipment and leased equipment	(896)	(337)	(1,005)
Amortization of goodwill	—	2,548	2,229
Amortization of other intangibles	971	1,021	1,220
Provision for loan losses	13,220	6,901	8,163
Deferred income tax (benefit) expense	(581)	4,169	(3,347)
Amortization of premiums and discounts on investment securities, net	6,005	1,167	718
Net gains on sale of investment securities available for sale	(1,777)	(1,716)	—
Proceeds from sale of loans held for sale	47,021	51,379	—
Origination of loans held for sale	(54,567)	—	—
Net gains on sale of loans held for sale	(834)	(38)	—
Increase in cash surrender value of life insurance	(4,132)	(2,187)	(1,703)
Write-down in the value of interest only securities	—	—	975
Interest only securities accretion	(783)	(1,018)	—
Gain on interest only securities pool termination	(779)	—	—
Increase in other assets	3,674	5,870	1,582
(Decrease) increase in other liabilities, net	(14,241)	10,152	444
Net cash provided by operating activities	64,184	110,808	54,889

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	147,312	51,721	—
Proceeds from maturities and calls of investment securities available for sale	347,464	408,513	49,759
Proceeds from maturities and calls of investment securities held to maturity	—	—	161,811
Purchase of investment securities available for sale	(425,460)	(289,241)	(23,787)
Purchase of investment securities held to maturity	—	—	(148,280)
Net increase in loans	(87,906)	(204,882)	(158,204)
Purchases of premises and equipment and leased equipment	(23,378)	(31,806)	(31,556)
Proceeds from sales of premises and equipment and leased equipment	4,530	3,576	6,637
Principal collected (paid) on lease investments	3,907	(720)	544
Purchase of minority interest	—	—	(156)
Purchase of bank owned life insurance	(35,000)	—	(30,000)
Cash paid, net of cash and cash equivalents in acquisition and stock issuance	(42,663)	(6,780)	—
Proceeds received from interest only receivables	1,442	2,287	2,893
Net cash used in investing activities	(109,752)	(67,332)	(170,339)

Cash Flows From Financing Activities
Net increase in deposits	15,016	5,782	158,404
Net (decrease) increase in short-term borrowings	(42,357)	(51,519)	11,078
Proceeds from long-term borrowings	9,661	19,430	2,786
Principal paid on long-term borrowings	(8,787)	(9,572)	(14,888)
Proceeds from company-obligated mandatorily redeemable preferred securities	59,800	—	—
Treasury stock transactions, net	(887)	(5,668)	—
Stock options exercised	1,771	1,762	—
Dividends paid on common stock	(10,553)	(4,810)	(5,751)
Net cash provided by (used in) financing activities	23,664	(44,595)	151,629

Net (decrease) increase in cash and cash equivalents	$(21,904)	$(1,119)	$36,179

Cash and cash equivalents:
Beginning of year	130,480	131,599	95,420

End of year	$108,576	$130,480	$131,599
(continued)

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, 2002, 2001 and 2000

(Amounts in Thousands)

	2002	2001	2000
Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$77,164	$104,352	$117,903
Income taxes paid, net of refunds	18,448	12,070	7,661

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$111,656	$45,435	$—
Loans, net	109,099	139,518	—
Lease investments, net	27,446	—	—
Premises and equipment, net	3,891	4,424	—
Goodwill, net	13,820	6,944	—
Other intangibles, net	973	326	—
Other assets	5,813	584	—
Total noncash assets acquired:	272,698	197,231
			—
Liabilities assumed:
Deposits	182,823	176,549	—
Short-term borrowings	21,772	—	—
Long-term borrowings	11,144	5,526	—
Accrued expenses and other liabilities	9,296	8,376	—
Total liabilities assumed:	225,035	190,451	—
Net noncash assets acquired:	$47,663	$6,780	$—

Cash and cash equivalents acquired	$21,095	$35,109	$—

Transfer of investment securities from held-to-maturity to available-for-sale	$—	$660,311	$—
Real estate acquired in settlement of loans	757	2,358	1,430
Stock issuance in lieu of cash paid in acquisition	5,000	—	—

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Table Amounts in Thousands Except Share Data)

Note 1.     Significant Accounting Policies

MB Financial, Inc. (the Company) is a bank holding company providing a full range of financial services to individuals and corporate customers through its banking subsidiaries principally in metropolitan Chicago, Illinois; Oklahoma City, Oklahoma; and Dallas, Texas.  See Note 2 for a discussion of the merger of equals transaction between the Company and MidCity Financial Corporation (MidCity Financial) in 2001, with the resulting entity being renamed MB Financial, Inc.

Basis of Financial Statement Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany items and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year.  Actual results could differ from those estimates.  Areas involving the use of management’s estimates and assumptions, which are more susceptible to change in the near term include the allowance for loan losses and fair value of interest only receivables.

Cash and cash equivalents: For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), interest-bearing deposits with banks and federal funds sold.

Investment securities available for sale: Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available for sale is based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.  The Company’s retained security interest consisting of investments in equity lines of credit trusts are included with investment securities available for sale on the consolidated balance sheet.  Fair values are estimated by prices paid for similar securities.

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

Loans:  Loans are stated at the amount of unpaid principal reduced by the allowance for loan losses and unearned income.  Direct finance and leveraged leases are included as lease loans for financial statement purposes.  Direct finance leases are stated at the sum of remaining minimum lease payments from lessees plus estimated residual values less unearned lease income.  Leveraged leases are stated at the sum of remaining minimum lease payments from lessees (less nonrecourse debt payments) plus estimated residual values less unearned lease income.  On a quarterly basis, management reviews the lease residuals for potential impairment.  Unearned lease income on direct finance and leveraged leases is recognized over the lives of the leases using the level-yield method.

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience.  The allowance for loan losses is based on management’s evaluation of the loan portfolio giving consideration to the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and prevailing economic conditions that may affect the borrower’s ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.   In addition, regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks’ allowances for loan losses, and may require a subsidiary bank to recognize additions to its allowance based on their judgments of information available to them at the time of their examinations.

Lease investments: The Company’s investment in assets leased to others is reported as lease investments, net, using the operating method of accounting.  The investment in equipment in operating leases is stated at cost less depreciation using the straight-line method generally over a five-year life.

Premises and equipment: Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation and amortization is computed by the straight-line method for buildings and computer equipment, and by an accelerated method for other assets over their estimated useful lives.  Leasehold improvements are amortized over the term of the related lease or the estimated useful lives of the improvements, whichever is shorter.  For owned and capitalized leases, estimated useful lives range from three to 30 years.  Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over their identified useful life.

Other real estate owned (OREO): OREO includes real estate assets that have been received in satisfaction of debt and is included in other assets.  OREO is initially recorded and subsequently carried at the lower of cost or fair value less estimated selling costs.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequently, unrealized losses and realized gains and losses on sale are included in other noninterest income.  Operating results from OREO are recorded in other non-interest expense.

Interest only receivables and investments in equity lines of credit trusts: Retained interest in securitizations consisting of interest only receivables represents the present value of future cash flows based on the “excess spread” on the underlying loans securitized through qualified special purpose entities and reflects estimates of prepayments, servicing fees, operating expenses, credit losses and other factors.  The interest only receivables are amortized as cash flows are received.  The fair value of the interest only receivables is evaluated on a quarterly basis for impairment.  The Company accounts for its interest only receivables as available for sale and any adjustment to the fair value of the receivable is included in comprehensive income unless such adjustment is considered by management to be other than temporary at which time the write-down is recorded through the consolidated statements of income.

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

Goodwill and other intangibles: In acquiring its subsidiaries, the portion of the purchase price which represents value assigned to the existing deposit base (core deposit intangibles) is being amortized by the declining balance method over three to nine years.  For 2001 and prior years, the excess of cost over fair value of net assets acquired (goodwill) was previously amortized on the straight-line method over fifteen to twenty years.  Under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, effective for fiscal years beginning after December 31, 2001, goodwill is no longer subject to amortization over its useful life, but instead is now subject to at least annual assessments for impairment by applying a fair value based test.  The Company reviews goodwill and intangible assets annually to determine potential impairment by comparing the carrying value of the asset with the anticipated future cash flows.

Derivative Financial Instruments and Hedging Activities: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and 138 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  The Company adopted SFAS 133 on January 1, 2001 and the implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

All derivatives are recognized on the consolidated balance sheet at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative, except for mortgage banking derivatives for which changes in fair value of the derivative is recorded in earnings, as either a fair value hedge (i.e. a hedge of the fair value of a recognized asset or liability) or a cash flow hedge (i.e. a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability).  The Company formally documents all relationships between hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges or cash flow hedges to specific assets or liabilities on the balance sheet.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.  If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

For a derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is designated as a hedging instrument, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.  When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the Company continues to carry the derivative on the balance sheet at its fair value, and no longer adjusts the hedged asset or liability for changes in fair value.  The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability.

Stock-based compensation: As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company measures stock-based compensation cost in accordance with the methods prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  As stock options are granted at fair value, there are no charges to earnings associated with stock options granted.  Accordingly, no compensation cost has been recognized for grants made to date.  Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net income and earnings per common share would have been reduced to the pro forma amounts shown below:

	December 31,
	2002	2001	2000
Net income
As reported	$46,370	$12,363	$26,961
Pro forma	45,829	10,776	26,548
Basic earnings per common share
As reported	$2.63	$0.70	$1.53
Pro forma	2.60	0.60	1.50
Diluted earnings per common share
As reported	$2.58	$0.69	$1.53
Pro forma	2.55	0.60	1.50

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions for December 31, 2002, December 31, 2001 and December 31, 2000, respectively; risk-free interest rate of 4.7%, 5.1% and 6.0% and an expected price volatility of 25%, 30% and 31%.  Weighted average assumptions were 2.0% for the dividend rate in 2002, 2.4% in 2001 and 0% for 2000.  Weighted average assumption for expected life was 7 years in 2002, 2001 and 2000.

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

Earnings per common share have been computed for the years ended December 31, 2002, 2001 and 2000 based on the following:

	2002	2001	2000

Net income	$46,370	$12,363	$29,961
Weighted average common shares outstanding	17,619,682	17,561,808	17,607,365
Effect of dilutive options	371,690	285,677	7,619
Weighted average common shares outstanding used to calculate diluted earnings per common share	17,991,372	17,847,485	17,614,984

Comprehensive income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of stockholders’ equity on the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

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

In June 2001, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Under the provisions of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but instead will be subject to at least annual assessments for impairment by applying a fair-value based test.  SFAS 142 also requires that an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  Annual amortization expense related to the core deposit intangibles was $1.0 million for 2002 and 2001, respectively.  Amortization expense related to goodwill was $2.5 and $2.2 million for the years ended December 31, 2001 and 2000, respectively.  The Company determined that no transitional impairment loss was required at January 1, 2002.

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

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions.  This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except transactions between two or more mutual enterprises.  The provisions of this Statement that relate to the application of SFAS No. 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises.  The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under SFAS No. 142.  If certain criteria in this SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon the adoption of SFAS No. 142, and financial institutions meeting these conditions will be required to restate previously issued financials.  Provisions of this statement that relate to the application of the purchase method of accounting are effective for acquisitions on or after October 1, 2002.  The provision of this Statement relating to accounting for impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002, with earlier application permitted.  The Company’s adoption of this Statement did not materially impact the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation.  This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.  The Company’s adoption of this Statement did not materially impact the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  For nonpublic enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the end of the first annual reporting period beginning after June 15, 2003.  The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2.     Business Combinations

Merger-of-Equals.  On November 6, 2001, MB Financial, Inc., a Delaware corporation (Old MB Financial) and MidCity Financial each merged with and into the Company, with the Company as the surviving entity.  The Company, named MB-MidCity, Inc. prior to the merger, was renamed MB Financial, Inc., upon completion of the merger.

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

After completion of the merger, Old MB Financial’s subsidiary bank, Manufacturers Bank, and MidCity Financial’s Illinois-based subsidiary banks, The Mid-City National Bank of Chicago, First National Bank of Elmhurst and First National Bank of Morton Grove, were merged.  The Mid-City National Bank of Chicago was the surviving institution and was renamed and now operates as MB Financial Bank, N.A. (MB Financial Bank).  MidCity Financial’s other subsidiary banks, Abrams Centre National Bank based in Dallas, Texas and Union Bank, N.A. based in Oklahoma City, Oklahoma are now held as separate subsidiaries of the Company.

The following table is a summary by category of the expenses recorded relating to the merger in 2001:

Professional fees	$5,557
Compensation	8,981
Other	8,123
Merger expense before tax benefit	$22,661
Tax benefit	3,486
Merger expense net of tax benefit	$19,175

Approximately $2.2 million and $14.1 million of such merger expenses were not paid, but accrued for at December 31, 2002 and 2001, respectively.

The following information reconciles net interest income and net income of Old MB Financial as previously reported in Old MB Financial’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001 and Annual Report on Form 10-K for the year ended December 31, 2000 to those included in the accompanying consolidated financial statements:

	Nine Months Ended September 30,	Year Ended December 31,
	2001	2000

Net interest income
Old MB Financial	$35,949	$44,649
MidCity Financial	47,960	62,112
Total net interest income	$83,909	$106,761

Net income
Old MB Financial	$9,872	$11,605
MidCity Financial	12,701	15,356
Total net income	$22,573	$26,961

Other Business Combinations.  The following business combinations were, or will be accounted for under the purchase method of accounting.  Accordingly, the results of operations of the acquired companies have been included in the Company’s results of operations since the date of acquisition.  Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects.  The excess cost over fair value of net assets acquired is recorded as goodwill.

On February 7, 2003, the Company acquired South Holland Bancorp, Inc., parent company of South Holland Trust & Savings Bank, for $93.1 million in cash.  This purchase price generated approximately $28.3 million in goodwill.  It is expected that South Holland Trust & Savings Bank will be operated as a separate subsidiary of the Company until integration of its computer systems with those of MB Financial Bank, which is expected to be completed in the second quarter of 2003.  After this integration has been completed, it is expected that South Holland Trust & Savings Bank will be merged into MB Financial Bank.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition:

Investment securities available for sale	$179,041
Loans (net of allowance for loan losses of $3,563)	262,814
Goodwill	28,300
Other assets	92,397
Total assets acquired	562,552

Deposits	453,140
Other liabilities	16,312
Total liabilities acquired	469,452
Net assets acquired	$93,100

On August 12, 2002, the Company acquired LaSalle Systems Leasing, Inc. and its affiliated company, LaSalle Equipment Limited Partnership (LaSalle), based in the Chicago metropolitan area, for $39.7 million.  Of this amount, $5.0 million was paid in the form of common stock, with the balance paid in cash.  The purchase price includes a $4.0 million deferred payment tied to LaSalle’s future results.  The transaction generated approximately $1.7 million in goodwill, which may be adjusted, if the $4.0 million deferred payment is made at a later date.  LaSalle operates as a subsidiary of MB Financial Bank.

On April 8, 2002, the Company completed its acquisition of First National Bank of Lincolnwood (Lincolnwood), based in Lincolnwood, Illinois, and Lincolnwood’s parent, First Lincolnwood Corporation, for an aggregate purchase price of approximately $35.0 million in cash.  The transaction generated approximately $12.1 million in goodwill.  The Company merged the three-office, $227.5 million asset Lincolnwood into the Company’s Illinois-based subsidiary bank, MB Financial Bank.

Pro forma results of operation for LaSalle and Lincolnwood for the years ended December 31, 2002, 2001, and 2000 are not included, as LaSalle and Lincolnwood would not have had a material impact on the Company’s financial statements.

On April 21, 2001, the Company acquired FSL Holdings (FSL) and its subsidiary, First Savings & Loan Association of South Holland, with assets of $221.8 million.  First Savings and Loan of South Holland was subsequently merged into MB Financial Bank. Each shareholder of FSL was paid $165 for each share of common stock held by such shareholder (for an aggregate consideration of $41.3 million).  The transaction was accounted for as a purchase and generated $6.9 million in goodwill.

Pro forma results of operation for FSL for the years ended December 31, 2001 and 2000 are not included, as FSL would not have had a material impact on the Company’s financial statements.

Note 3.     Restrictions on Cash and Due From Banks

The subsidiary banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those reserve balances was approximately $14.0 million and $15.0 million at December 31, 2002 and 2001, respectively.

Note 4.     Investment Securities

Carrying amounts and fair values of securities available for sale are summarized as follows:

Available for sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2002:

U.S. Treasury securities	$23,661	$1,608	$—	$25,269
U.S. Government agencies	262,092	17,377	—	279,469
States and political subdivisions	67,530	2,912	(54)	70,388
Mortgage-backed securities	443,044	6,242	(1,268)	448,018
Corporate bonds	45,937	1,298	(1,994)	45,241
Equity securities	18,185	199	(33)	18,351
Debt securities issued by foreign governments	690	—	—	690
Investments in equity lines of credit trusts	6,127	—	—	6,127
Totals	$867,266	$29,636	$(3,349)	$893,553

December 31, 2001:

U.S. Treasury securities	$26,004	$297	$—	$26,301
U.S. Government agencies	344,306	9,442	(22)	353,726
States and political subdivisions	80,866	1,578	(215)	82,229
Mortgage-backed securities	292,573	3,839	(196)	296,216
Corporate bonds	53,912	873	(2,362)	52,423
Equity securities	19,024	1,111	(24)	20,111
Debt securities issued by foreign governments	878	3	—	881
Investments in equity lines of credit trusts	11,399	—	—	11,399
Totals	$828,962	$17,143	$(2,819)	$843,286

There were no securities classified as held to maturity at December 31, 2002 or 2001.  At January 1, 2001, the Company’s held to maturity portfolio was reclassified as available for sale as allowed during the implementation and adoption of SFAS 133.

Realized net gains (losses) on sale of securities available for sale are summarized as follows:

	For the Years Ended December 31,
	2002	2001	2000
Realized gains	$1,811	$1,787	$—
Realized losses	(34)	(71)	—
Net gains (losses)	$1,777	$1,716	$—

The amortized cost and fair value of investment securities as of December 31, 2002 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

Available for Sale

	Amortized Cost	Fair Value

Due in one year or less	$89,003	$90,635
Due after one year through five years	275,813	296,070
Due after five years through ten years	1,626	1,693
Due after ten years	39,595	38,786
Equity securities	18,185	18,351
Mortgage-backed securities	443,044	448,018
Totals	$867,266	$893,553

Securities with carrying amounts of $310.7 million and $219.7 million at December 31, 2002 and 2001, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 5.     Loans

Loans consist of the following at:

	December 31,
	2002	2001

Commercial loans	$558,208	$490,314
Commercial loans collateralized by assignment of lease payments	274,290	303,063
Commercial real estate	902,755	862,586
Residential real estate	373,181	351,064
Construction real estate	204,728	132,403
Installment and other	191,552	172,524

Gross loans (1)	2,504,714	2,311,954

Allowance for loan losses	(33,890)	(27,500)

Loans, net	$2,470,824	$2,284,454

(1)               Gross loan balances at December 31, 2002 and 2001 are net of unearned income, including net deferred loan fees of $4.2 million and $3.6 million, respectively.

Loans are made to individuals as well as commercial and tax exempt entities.  Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower.  Credit risk tends to be geographically concentrated in that the majority of the loan customers are located in the markets serviced by the subsidiary banks.

Non-accrual loans and loans past due ninety days or more were $22.0 million and $18.0 million at December 31, 2002 and 2001, respectively.  The reduction in interest income associated with loans on non-accrual status was $1.2 million, $1.3 million and $2.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Information about impaired loans as of and for the years ended December 31, 2002, 2001 and 2000 are as follows:

	December 31,
	2002	2001	2000

Loans for which there were related allowance for loan losses	$17,358	$13,452	$13,196
Other impaired loans	157	1,273	3,076

Total impaired loans	$17,515	$14,725	$16,272

Average monthly balance of impaired loans	$14,069	$12,988	$14,561
Related allowance for loan losses	3,434	4,055	2,764
Interest income recognized on a cash basis	253	305	351

As of December 31, 2002, the Company had approximately $8.2 million in performing lease loans under which Kmart Corporation was the lessee.  While the Kmart Corporation loans are currently performing in accordance with their terms, such performance may depend on the terms of a reorganization plan for Kmart Corporation.

Activity in the allowance for loan losses was as follows:

	Years Ended December 31,
	2002	2001	2000

Balance, beginning of year	$27,500	$26,836	$21,607
Additions from acquisition / purchase of loans	1,212	3,025	—
Provision for loan losses	13,220	6,901	8,163
Charge-offs	(9,466)	(10,949)	(4,707)
Recoveries	1,424	1,687	1,773
Net charge-offs	(8,042)	(9,262)	(2,934)
Balance, end of year	$33,890	$27,500	$26,836

Loans outstanding to executive officers and directors of the Company, including companies in which they have management control or beneficial ownership, at December 31, 2002 and 2001, were approximately $21.8 million and $31.4 million, respectively.  In the opinion of management, these loans have similar terms to other customer loans and do not present more than normal risk of collection.  An analysis of the activity related to these loans for the year ended December 31, 2002 is as follows:

Balance, beginning	$31,431
Additions	307
Principal payments and other reductions	(9,932)

Balance, ending	$21,806

Note 6.     Lease Investments

The lease portfolio is comprised of various types of equipment, general technology related, such as computer systems, satellite equipment, and general manufacturing equipment.  The credit quality of the lessee generally must be in one of the top four rating categories of Moody’s or Standard & Poors, or the equivalent.

Lease investments by categories follow:

	December 31,
	2002	2001
Direct finance leases:
Minimum lease payments	$23,490	$9,113
Estimated unguaranteed residual values	2,284	579
Less: unearned income	(2,517)	(1,829)
Direct finance leases (1)	$23,257	$7,863

Leveraged leases:
Minimum lease payments	$32,018	$—
Estimated unguaranteed residual values	3,302	—
Less: unearned income	(3,235)	—
Less: related non-recourse debt	(30,290)	—
Leveraged leases (1)	$1,795	$—

Operating leases:
Equipment, at cost	$113,619	$82,489
Less accumulated depreciation	(45,132)	(34,237)
Lease investments, net	$68,487	$48,252

(1) Direct finance and leveraged leases are included as lease loans for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership to the lessee are classified as direct financing.  If these direct finance leases have non-recourse debt associated with them, they are further classified as leveraged leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements.  Interest income on direct finance and leveraged leases is recognized using methods, which approximate a level yield over the term of the lease.

Operating leases are investments in equipment leased to other companies by the Company, where the residual component makes up more than 10% of the investment.  Operating leases have grown from $48.3 million at December 31, 2001 to $68.5 million at December 31, 2002 due to the acquisition of LaSalle, which had lease investments totaling $30.7 million at December 31, 2002.  The Company funds most of its lease equipment purchases, but has some loans at other banks which totaled $17.3 million at December 31, 2002 and $7.9 million at December 31, 2001.

The minimum lease payments receivable for the various categories of leases are due as follows for the years ending December 31,

Year	Direct Finance Leases	Leveraged Leases	Operating Leases	Total

2003	$12,191	$19,237	$23,578	$55,006
2004	6,620	9,834	16,550	33,004
2005	3,047	2,416	8,676	14,139
2006	1,579	491	3,055	5,125
2007	53	40	686	779
	$23,490	$32,018	$52,545	$108,053

The lease residual value represents the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed monthly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, the Company usually limits individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seeks to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  There were approximately 1,517 leases at December 31, 2002 with an average residual value of $16 thousand compared to 143 leases at December 31, 2001 with an average residual value of $78 thousand.  The decline in average residual value is due to the acquisition of LaSalle during 2002.

Income from lease investments is composed of:

	Years Ended December 31,
	2002	2001	2000
Rental income on operating leases	$26,471	$15,379	$13,333
Income from lease payments on direct financing leases	—	202	18
Gain on sale of leased equipment	809	253	530

Income on lease investments, gross	27,280	15,834	13,881
Less:
Write down of residual value of equipment	(742)	(600)	—
Depreciation on operating leases	(19,882)	(13,062)	(11,955)
Income from lease investments, net	$6,656	$2,172	$1,926

At December 31, 2002, the following schedule reflects the residual values for leases by category in the year initial lease terms end:

	Residual Values
End of initial lease term December 31,	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
2003	$933	$820	$8,223	$9,976
2004	653	1,680	3,881	6,214
2005	300	576	4,159	5,035
2006	36	101	1,363	1,500
2007	359	125	1,509	1,993
2008	3	—	16	19
	$2,284	$3,302	$19,151	$24,737

Note 7.     Interest Only Receivables

In 1996, 1997 and 1998, Avondale Federal Savings Bank (which was purchased in 1999) securitized certain home equity lines of credit to investors with limited recourse, retaining the servicing rights to the underlying loans.  The securitizations were done using qualified special purpose entities (securitization trusts).  The Company receives annual servicing fees and the rights to future cash flows (interest only receivables) arising after the investors in the securitization trusts received their contractual return.  In addition, Avondale Federal Savings Bank retained a security interest in the investor trusts, reflecting the excess of the total amount of loans transferred to the trusts over the portion represented by certificates sold to investors.  Through the Avondale merger, the Company acquired servicing rights related to these loans, the retained security interest in the securitization trusts and interest only receivables.  The annual servicing fees received by the Company approximate 1.00% of the outstanding loan balance.  The investors and their securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due.  Most of the Company’s retained interest in the securitization trusts is generally restricted until investors have been fully paid and is subordinate to investor’s interest.  The retained interest is included with securities available for sale and is reflected as investments in equity lines of credit trusts.  The Company estimates fair value of these securities by using prices paid for similar securities.

At December 31, 2002 and 2001, interest only receivables were $5.4 million and $8.6 million, respectively.  The value of interest only receivables is subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets.  On a quarterly basis, the Company performs a review to determine the fair value of its interest only receivables, as these receivables were accounted for as investment securities available for sale.  As part of the review, the Company reviews its assumptions of prepayment speeds, discount rates and anticipated credit losses.

The following table shows the results of the Company’s assumptions at December 31, 2002 and 2001 used in measuring its retained interest in the investor trusts:

	Interest Only Receivables Pools
	96-1	97-1	98-1

	Adjustable (1)(5)	Adjustable (1)	Adjustable (1)

At December 31, 2002
Estimated fair value (2)	$—	$3,569	$1,787
Prepayment speed	—	35.00%	35.00%
Remaining weighted-average life (in years) (3)	—	0.16	1.52
Expected remaining credit losses (4)	—	0.25%	6.42%
Residual cash flows discounted at	—	12.00%	12.00%
Loans outstanding at December 31, 2002	$—	$8,064	$18,639

At December 31, 2001
Estimated fair value (2)	$3,443	$3,232	$1,905
Prepayment speed	35.00%	35.00%	35.00%
Remaining weighted-average life (in years) (3)	0.32	0.72	1.84
Expected remaining credit losses (4)	0.52%	2.36%	7.52%
Residual cash flows discounted at	12.00%	12.00%	12.00%
Loans outstanding at December 31, 2001	$10,618	$12,309	$27,715

(1)   Rates for these loans are adjusted based on the prime rate as published in the Wall Street Journal.

(2)   Unrealized holding gains at December 31, 2002 totaled $977 thousand and $1.4 million, for 97-1 and 98-1, respectively.  Unrealized holding gains at December 31, 2001 totaled $874 thousand, $810 thousand and $745 thousand for 96-1, 97-1 and 98-1, respectively.

(3)   The remaining weighted-average life in years of prepayable assets is calculated by summing (a) the principal collections expected in each future year multiplied by (b) the number of years until collection, and then dividing that sum by the initial principal balance.  This is not explicitly assumed but it reflects the overall effect of prepayment assumptions.

(4)   Assumed remaining credit losses over the life remaining on the loans outstanding at December 31, 2002 are $20 thousand and $1.2 million for 97-1 and 98-1, respectively.  The estimated credit loss percentage is derived by dividing the remaining credit losses by the related loan balance outstanding in the pool.

(5)   The Company terminated the 96-1 securitization trust in June 2002 through a clean up call.

The following presents the sensitivity of current fair values of residual cash flows to immediate 10% and 20% adverse and favorable changes in assumptions used in measuring the Company’s retained interest in the investor trusts at December 31, 2002:

Interest Only Receivables Pools

	97-1	98-1	Total

Estimated fair value	$3,569	$1,787	$5,356

Prepayment speed assumption (annual rate)	35.00%	35.00%	35.00%
Impact on fair value of 10% adverse change	(1)	(57)	(58)
Impact on fair value of 20% adverse change	(1)	(112)	(113)
Impact on fair value of 10% favorable change	1	58	59
Impact on fair value of 20% favorable change	1	118	119

Expected credit losses (annual rate)	0.25%	6.42%	—%
Impact on fair value of 10% adverse change	(2)	(102)	(104)
Impact on fair value of 20% adverse change	(4)	(200)	(204)
Impact on fair value of 10% favorable change	2	104	106
Impact on fair value of 20% favorable change	4	209	213

Residual cash flows discount rate (annual rate)	12.00%	12.00%	—%
Impact on fair value of 10% adverse change	(6)	(36)	(42)
Impact on fair value of 20% adverse change	(12)	(70)	(82)
Impact on fair value of 10% favorable change	6	36	42
Impact on fair value of 20% favorable change	12	74	86

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

Changes in interest only receivables pools are summarized below for the years ended December 31, 2000 December 31, 2001 and December 31, 2002:

Interest Only Receivables Pools

	96-1	97-1	97-2	98-1

Balance, December 31, 1999	$2,636	$2,578	$4,059	$4,548
Cash flows	(91)	(482)	(1,357)	(963)
Unrealized interest only receivables gains (losses) arising during the year	322	381	257	(375)
Write-down in interest only receivables	—	—	(665)	(310)
Balance, December 31, 2000	2,867	2,477	2,294	2,900
Cash flows	(248)	(217)	76	(1,898)
Interest only securities accretion	369	342	—	307
Unrealized interest only receivables gains (losses) arising during the year	455	630	(92)	596
Termination of pool 97-2 during the year	—	—	(2,278)	—
Balance, December 31, 2001	3,443	3,232	—	1,905
Cash flows	(175)	(230)	—	(1,037)
Interest only securities accretion	168	400	—	215
Unrealized interest only receivables gains (losses) arising during the year	(95)	167	—	704
Termination of pool 96-1 during the year	(3,341)	—	—	—
Balance, December 31, 2002	$—	$3,569	$—	$1,787

The following presents quantitative information about delinquencies, net credit losses, and components of securitized equity lines of credit and total managed equity lines of credit:

	Total Principal Amount of Loans		Principal Amount of Loans 60 Days or More Past Due (1)		Net Credit Losses
	At December 31,		At December 31,		During the Year (2)
	2002	2001	2002	2001	2002	2001
Interest Only Receivables Pools
96-1 (3)(4)	$—	$10,618	$—	$267	$278	$7
97-1 (3)	8,064	12,309	184	537	314	278
97-2 (3)(4)	—	—	—	—	—	1,078
98-1 (3)	18,639	27,715	608	1,300	381	900
Total securitized equity lines of credit	26,703	50,642	792	2,104	973	2,263
Bank owned equity lines of credit	166,875	133,722	1,395	1,608	(178)	1,001
Total managed equity lines of credit	$193,578	$184,364	$2,187	$3,712	$795	$3,264

(1)                  Loans 60 days or more past due based upon end of period total loans.

(2)                  Net charge-offs for the year ended December 31, 2002 and 2001

(3)                  Represents principal amount of loans underlying each securitization

(4)                  The Company terminated the pool through a clean up call.

Note 8.     Premises and Equipment

Premises and equipment consist of:

	December 31,
	2001	2001

Land and land improvements	$14,718	$10,858
Buildings	28,322	29,657
Furniture and equipment	24,955	21,714
Buildings and leasehold improvements	16,794	16,596
	84,789	78,825
Accumulated depreciation	(34,441)	(29,517)

Premises and equipment, net	$50,348	$49,308

Depreciation on premises and equipment totaled $5.5 million, $6.9 million and $6.7 million for the years ended December 31, 2002, 2001 and 2000.

Note 9.     Goodwill and Intangibles

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

Intangible asset disclosures are as follows:

	December 31,
	2002		2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$16,628	$(13,831)	$15,655	$(12,860)

Aggregate intangible amortization expense:
For the year ended December 31, 2002	$971

Estimated intangible amortization expense:
For the year ending December 31, 2003	$825
For the year ending December 31, 2004	614
For the year ending December 31, 2005	368
For the year ending December 31, 2006	248
For the year ending December 31, 2007	195

The following tables present the changes in the carrying amount of goodwill and other intangibles as of December 31, 2002 and December 31, 2001:

	December 31, 2002
	Goodwill	Core deposit intangibles

Balance at beginning of year	$32,031	$2,795
Amortization expense	—	(971)
Goodwill and intangibles acquired	13,820	973
Balance at end of year	$45,851	$2,797

	December 31, 2001
	Goodwill	Core deposit intangibles

Balance at beginning of year	$27,635	$3,491
Amortization expense	(2,548)	(1,021)
Goodwill and intangibles acquired	6,944	325
Balance at end of year	$32,031	$2,795

The following table presents pro forma net income and earnings per share in all periods presented excluding goodwill amortization expense:

For the Years Ended December 31,

	2002	2001	2000

Reported net income	$46,370	$12,363	$26,961
Add back: Goodwill Amortization	—	2,548	2,229
Adjusted net income	$46,370	$14,911	$29,190

Basic earnings per share:
Reported net income	$2.63	$0.70	$1.53
Add back: Goodwill Amortization	—	0.15	0.13
Adjusted net income	$2.63	$0.85	$1.66

Fully diluted earnings per share:
Reported net income	$2.58	$0.69	$1.53
Add back: Goodwill Amortization	—	0.15	0.13
Adjusted net income	$2.58	$0.84	$1.66

Note 10.     Deposits

The composition of deposits is as follows:

	December 31,
	2002	2001

Demand deposits, noninterest bearing	$497,264	$473,624
NOW and money market accounts	573,463	583,208
Savings deposits	364,596	336,334
Time certificates, $100,000 or more	611,283	551,116
Other time certificates	972,959	877,444

Total	$3,019,565	$2,821,726

Time certificates $100,000 or more included $166.0 million and $122.8 million of brokerage deposits at December 31, 2002 and 2001, respectively.

At December 31, 2002, the scheduled maturities of time certificates are as follows:

2003	$1,164,383
2004	156,729
2005	102,161
2006	50,863
2007	102,999
thereafter	7,107

$1,584,242

Note 11.     Short-Term Borrowings

Short-term borrowings are summarized as follows as of December 31, 2002 and 2001:

December 31,

	2002		2001
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

Federal funds purchased	1.46%	$63,220	2.34%	$5,000
Securities sold under agreements to repurchase	1.62	157,477	2.30	143,682
Federal Home Loan Bank advances	5.85	2,000	2.45	83,000
Correspondent bank line of credit of $26.0 million	—	—	3.15	11,600

	1.61%	$222,697	2.39%	$243,282

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank.

The correspondent bank line of credit for has certain debt covenants which require the Company to maintain “Well Capitalized” capital ratios, to have no other debt except in the usual course of business, and require the Company to maintain minimum standards on return on assets and earnings as well as maintain minimum standards related to the loan loss allowance.  The Company was in compliance with such debt covenants as of December 31, 2002.  The correspondent bank line of credit is secured by the stock of MB Financial Bank, and its terms are renewed annually.

Note 12.     Long-Term Borrowings

At December 31, 2002 and 2001, long-term borrowings included $20.0 million and $16.0 million, respectively, in unsecured floating rate subordinated debt.  The subordinated debt is subject to a revolving loan agreement that allows borrowings up to $40.0 million and requires at least $20.0 million outstanding to keep the credit facility available for a period of one year.  On January 30, 2003, the outstanding principal balance of such debt became fixed at $20.0 million.  The Company has the option to select an interest rate equal to 1-month, 3-month, or 6-month LIBOR plus 2.60%.  During 2002, interest accrued at a rate equal to 3-month LIBOR plus 2.60% and was due quarterly.  Terms for this seven-year instrument are interest payments only quarterly for two years, with equal quarterly principal amortization over the final five years, with a maturity of January 2009.  Prepayment is allowed at any time without penalty.

The Company had Federal Home Loan Bank advances with maturities greater than one year of $8.7 million and $10.1 million at December 31, 2002 and 2001, respectively.  As of December 31, 2002, the advances had fixed interest rates ranging from 3.87% to 5.90%.  Advances in the amount of $3.0 million are callable on a quarterly basis and are due in 2008.

The Company had notes payable to banks totaling $17.3 million and $7.9 million at December 31, 2002 and December 31, 2001, respectively, which accrue interest at rates ranging from 5.50% to 9.50%.  Lease investments includes equipment with an amortized cost of $20.5 million and $10.5 million at December 31, 2002 and December 31, 2001, respectively, that is pledged as collateral on these notes.

The principal payments are due as follows during the years ending December 31,

Amount

2003	$9,010
2004	9,046
2005	6,551
2006	4,337
2007	3,882
Thereafter	13,172

$45,998

Note 13.     Company-Obligated Mandatorily Redeemable Preferred Securities

The Company established Delaware statutory business trusts in 2002 and 1998 for the sole purpose of issuing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated debentures of the Company, which are the sole assets of each trust.  Concurrently with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are issues that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company wholly owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the debentures has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.  The common securities and junior subordinated debentures, along with the related income effects, are eliminated within the consolidated financial statements of the Company.

The table below summarizes the outstanding trust preferred securities issued by each trust and the junior subordinated debentures issued by the Company to each trust as of December 31, 2002:

		Trust Preferred Securities and Junior Subordinated Debt Owned by Trust
Trust Name	Issuance Date	Amount	Maturity Date	Annual Rate	Interest Payable/ Distribution Dates (1)

MB Financial Capital Trust I	August 2002	$59,800	September 30, 2032	8.60%	Quarterly- March 31, June 30, September 30, and December 31

Coal City Capital Trust I	July 1998	25,000	September 1, 2028	3-mo LIBOR + 1.80%	Quarterly- March 1, June 1, September 1, and December 1

Total		$84,800

(1)          All cash distributions are cumulative.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date, or upon redemption on a date no earlier than September 30, 2007 for MB Financial Capital Trust I and September 1, 2008 for Coal City Capital Trust I.  Prior to the respective redemption dates, the trust preferred securities may be redeemed at the option of the Company after the occurrence of certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in a trust being treated as an investment company.  Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures.  The Company’s obligation under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust.  The Company has the right to defer payment of interest on the debentures and, therefore, distributions on the trust preferred securities for up to five years, but not beyond the stated maturity date in the table above.

Note 14.     Lease Commitments and Rental Expense

The Company leases office space for certain branch offices.  In 1998, the Company sold its North Riverside building for $7.4 million and leased back a portion of the building under an operating lease.  The gain of $1.4 million realized on that transaction was deferred and is being amortized over the remaining term of the ten-year lease.  The future minimum annual rental commitments for these noncancelable leases and subleases of such space excluding the deferred gain are as follows:

Year	Gross Rents	Sublease Rents	Net Rents
2003	$2,920	$368	$2,552
2004	2,502	170	2,332
2005	2,169	106	2,063
2006	1,820	101	1,719
2007	1,841	72	1,769
Thereafter	5,090	137	4,953
	$16,342	$954	$15,388

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes.  Certain leases also provide for increased rental payments based on increases in the Consumer Price Index.

Net rental expense for the years ended December 31, 2002, 2001 and 2000 amounted to $2.4 million, $2.2 million and $3.6 million, respectively.

Note 15.     Employee Benefit Plans

The Company has a defined contribution 401(k) plan that covers all full-time employees who have completed three months of service prior to the first day of each month.  The Company’s contributions consist of a discretionary profit-sharing contribution and a matching contribution of the amounts contributed by the participants.  The Board of Directors determines the Company’s contributions on an annual basis.

During 2002, the Company contributed on behalf of each participant a matching contribution equal to 100% of each participant’s contribution up to 2% of their compensation plus 50% of each participant’s contribution up to an additional maximum of 2% of their compensation.  Additionally, the Company made a profit sharing contribution equal to 4% of total compensation.  Each participant under the plan may also contribute up to 15% of his/her compensation on a pretax basis.  The Company’s total contributions to the plan, for the years ended December 31, 2002, 2001 and 2000, were approximately $2.0 million, $755 thousand and $682 thousand, respectively.

During 2001, the Company also maintained the MidCity Financial Corporation profit sharing plan and contributed on behalf of each participant.  The MidCity Financial Corporation profit sharing plan allowed for voluntary contributions by employees, subject to certain limitations.  Employer contributions to the plan were based solely on the performance of MidCity Financial.  Employer contributions to the plan, for the years ended December 31, 2001 and 2000, were approximately $1.3 million and $1.2 million, respectively.  As of the year end December 31, 2001, the MidCity Financial Corporation plan was merged into the Company’s plan and a new plan document was created to accommodate the merger and administrative changes.

During 2002, the Company also maintained the First Lincolnwood Corporation profit sharing plan and contributed on behalf of each participant.  The First Lincolnwood Corporation profit sharing plan does not allow for voluntary contributions by employees.  Employer contributions to the plan were based solely on the performance of Lincolnwood.  Contributions to the plan were approximately $61 thousand for the year ended December 31, 2002.  In the first quarter of 2003, the First Lincolnwood Corporation profit sharing plan was merged into the Company’s plan and a new plan document was created to accommodate the merger and administrative changes.

Supplemental/nonqualified retirement plans cover key employees.  Contributions to the plan were approximately $157 thousand, $74 thousand and $66 thousand for the years ended December 31, 2002, 2001 and 2000, respectively.  During 2001, the Company also continued to maintain the MidCity Financial Corporation supplemental profit sharing plan.  This supplemental plan covered key employees.  Contributions to the MidCity Financial Corporation supplemental profit sharing plan were approximately $106 thousand for the years ended December 31, 2001 and 2000, respectively.

Note 16.     Income Taxes

The deferred taxes consist of:

	December 31,
	2002	2001
Deferred tax assets:
Allowance for loan losses	$11,755	$9,360
Interest only receivables	904	899
Deferred compensation	2,388	2,539
Deferred gain on sale of building	136	162
Merger expense accrual	856	1,277
Federal net operating loss carryforwards	1,877	2,501
State net operating loss carryforwards	2,300	2,500
Other items	493	168
Total deferred tax asset	20,709	19,406
Valuation allowance	(2,300)	(2,500)
Total deferred tax asset, net of valuation allowance	18,409	16,906

Deferred tax liabilities:
Securities discount accretion	(638)	(759)
Loans	(469)	(400)
Lease investments	(5,022)	(3,617)
Premises and equipment	(3,064)	(3,740)
Core deposit intangible	(979)	(585)
Other items	(1,266)	(977)
Total deferred tax liabilities	(11,438)	(10,078)
Net deferred tax asset	6,971	6,828
Net unrealized gain on interest only securities	(849)	(850)
Net unrealized holding gain on securities available for sale	(9,200)	(5,013)
Net deferred tax asset	$(3,078)	$965

The Company’s state net operating loss carryforwards totaled approximately $49.9 million at December 31, 2002 and expire beginning in 2006 through 2021.  The Company’s Federal net operating loss carryforwards totaled approximately $5.4 million at December 31, 2002 and expire in 2012.

Income taxes consist of:

	Years Ended December 31,
	2002	2001	2000

Current expense:
Federal	$21,883	$8,645	$11,533
State	69	403	—
	21,952	9,048	11,533
Deferred (benefit) expense	(581)	4,169	(3,347)

	$21,371	$13,217	$8,186

The reconciliation between the statutory federal income tax rate of 35% and the effective tax rate on consolidated income follows:

	Years Ended December 31,
	2002	2001	2000

Federal income tax at expected statutory rate	$23,709	$8,953	$12,302
Increase (decrease) due to:
Nondeductible merger expenses	18	1,945	—
Establishment of valuation allowance on state net operating loss carryforwards	—	2,500	—
Tax exempt income, net	(1,120)	(1,381)	(1,356)
Nondeductible amortization	—	892	298
Nonincludable increase in cash surrender value of life insurance	(1,446)	(765)	(595)
Reversal of valuation allowance on state net operating losscarryforwards, net of state tax expense	—	—	(2,477)
State tax, net of federal benefit	45	400	525
Other items, net	165	673	(511)

Income tax expense	$21,371	$13,217	$8,186

During 2001, the Company established a valuation allowance of $2.5 million on deferred tax assets relating to state net operating loss carryforwards.  Management evaluated the probability of the deferred tax assets being realized, and determined that state taxable income in future years may not be adequate to utilize the net operating loss carryforwards due primarily to certain tax strategies implemented by the Company.

Note 17.     Commitments, Contingencies and Off-Balance Sheet Activities

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

At December 31, 2002 and 2001, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2002	2001

Commitments to grant loans	$510,453	$524,095
Unfunded commitments under lines of credit	121,523	111,121
Commercial and standby letters of credit	23,367	23,765

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

The Company, in the normal course of its business, regularly offers standby and commercial letters of credit to its bank customers.  Standby and commercial letters of credit are a conditional but irrevocable form of guarantee.  Under letters of credit, the Company typically guarantees payment to a third party obligee upon the default of payment or nonperformance by the bank customer and upon receipt of complying documentation from that obligee.

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of December 31, 2002, the maximum remaining term for any standby letter of credit was August 31, 2008.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At December 31, 2002, the contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay was $23.4 million, with $20.8 million in standby letters of credit and $2.6 million in commercial letters of credit.

Letters of credit issued on behalf of bank customers may be done on either a secured, partially secured or an unsecured basis.  If a letter credit is secured or partially secured, the collateral can take various forms including bank accounts, investments, fixed assets, inventory, accounts receivable or real estate, among other things.  The Company takes the same take in making credit decisions and obtaining collateral when it issues letters of credit on behalf of its customers, as it does when making other type of loan.

Concentrations of credit risk: The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  Investments in securities issued by states and political subdivisions also involve governmental entities within the Company’s market area.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit were granted primarily to commercial borrowers.

Contingencies:  In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s consolidated financial statements.

Note 18.     Regulatory Matters

The Company’s primary source of cash is dividends from the subsidiary banks.  The subsidiary banks are subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  The dividends declared cannot be in excess of the amount which would cause the subsidiary banks to fall below the minimum required for capital adequacy purposes.

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory – and additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s and its subsidiary banks’ assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices.  The Company’s and its subsidiary banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject as of December 31, 2002.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the subsidiary banks must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well-capitalized column in the table below.  There are no conditions or events since that notification that management believes have changed the subsidiary banks’ categories.

The required and actual amounts and ratios for the Company and its subsidiary banks are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002
Total capital (to risk-weighted assets):
Consolidated	$415,425	14.99%	$221,707	8.00%	$ N/A	N/A	%
MB Financial Bank	324,330	12.74	203,678	8.00	254,598	10.00
Union Bank	25,499	14.73	13,848	8.00	17,310	10.00
Abrams Centre National Bank	9,785	19.92	3,930	8.00	4,913	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	361,535	13.05	110,854	4.00	N/A	N/A
MB Financial Bank	273,034	10.72	101,839	4.00	152,759	6.00
Union Bank	24,008	13.87	6,924	4.00	10,386	6.00
Abrams Centre National Bank	9,165	18.66	1,965	4.00	2,948	6.00
Tier 1 capital (to average assets):
Consolidated	361,535	9.74	148,417	4.00	N/A	N/A
MB Financial Bank	273,034	8.16	133,898	4.00	167,373	5.00
Union Bank	24,008	8.81	10,899	4.00	13,623	5.00
Abrams Centre National Bank	9,165	10.51	3,487	4.00	4,359	5.00

As of December 31, 2001
Total capital (to risk-weighted assets):
Consolidated	317,878	12.43	204,607	8.00	N/A	N/A
MB Financial Bank	286,814	12.41	184,892	8.00	231,115	10.00
Union Bank	27,886	15.95	13,984	8.00	17,480	10.00
Abrams Centre National Bank	9,396	15.28	4,920	8.00	6,151	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	274,378	10.73	102,303	4.00	N/A	N/A
MB Financial Bank	246,096	10.65	92,446	4.00	138,669	6.00
Union Bank	26,027	14.89	6,992	4.00	10,488	6.00
Abrams Centre National Bank	8,625	14.02	2,460	4.00	3,690	6.00
Tier 1 capital (to average assets):
Consolidated	274,378	7.96	137,840	4.00	N/A	N/A
MB Financial Bank	246,096	8.05	122,298	4.00	152,873	5.00
Union Bank	26,027	9.23	11,280	4.00	14,100	5.00
Abrams Centre National Bank	8,625	8.68	3,973	4.00	4,967	5.00

N/A – not applicable

Note 19.     Fair Value of Financial Instruments

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

Investment securities available for sale: Fair values for investment securities are based on quoted market prices, where available.  If quoted prices are not available, fair values are based on quoted market prices of comparable instruments.

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

Loans held for sale: Fair values are based on Federal Home Loan Mortgage Corporation quoted market prices.

Interest only securities: Cash flows are projected over the life of the securitized loans using prepayment, delinquency, default and interest rate assumptions that market participants would use for similar financial instruments subject to prepayment, credit and interest rate risk.  These cash flows are then discounted using an interest rate that a purchaser unrelated to the seller of such financial instruments would demand.

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

Long-term borrowings: The fair values of the Company’s long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements

Company-obligated mandatorily redeemable preferred securities: The fair values of the Company’s trust preferred securities is estimated based on the quoted market prices of the instruments.

Interest rate swap contracts: The fair value of interest rate swap contacts is obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements, taking into account current interest rates and, when appropriate the current creditworthiness of the counter-parties.

Off-balance-sheet instruments: Fair values for the Company’s off-balance-sheet lending commitments (guarantees, letters of credit and commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.

The estimated fair value of financial instruments is as follows:

	December 31,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$90,522	$90,522	$106,572	$106,572
Interest bearing deposits with banks	1,954	1,954	4,408	4,408
Federal funds sold	16,100	16,100	19,500	19,500
Investment securities available for sale	893,553	893,553	843,286	843,286
Loans held for sale	8,380	8,380	—	—
Loans, net	2,470,824	2,546,631	2,284,454	2,315,311
Interest only securities	5,356	5,356	8,580	8,580
Accrued interest receivable	19,413	19,413	22,480	22,480

Financial Liabilities
Non-interest bearing deposits	497,264	497,264	473,624	473,624
Interest bearing deposits	2,522,301	2,551,032	2,348,102	2,359,605
Short-term borrowings	222,697	221,501	243,282	243,981
Long-term borrowings	45,998	50,336	33,980	34,896
Company-obligated mandatorily redeemable preferred securities	84,800	83,410	25,000	25,173
Accrued interest payable	7,010	7,010	7,587	7,587
Interest rate swap contracts	176	176	—	—

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	—	—	—	—

Note 20.     Stock Option Plans

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) which was established in 1997 and subsequently modified.  Options outstanding under the Company’s previous Coal City Corporation Plan adopted in 1995 were transferred to the Omnibus Plan with the number of options and exercise prices being converted using a ratio of 83.5 to 1.  The Omnibus Plan as modified reserves 2,500,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  A grant under the Omnibus Plan may be options intended to be incentive stock options (“ISO”), non-qualified stock options (“NQSO”), stock appreciation rights or restricted stock.  A committee, appointed by the Board of Directors, administers the Omnibus Plan.

In addition, through a previous merger, the Company adopted the Avondale 1995 Plan (“1995 Plan”).  Effective with the merger, no further options were granted through the 1995 Plan.

Options granted under the two plans may be exercised at such times and be subject to such restrictions and conditions as the committee shall in each instance approve, which may not be the same for each grant.  Each option granted shall expire at such time as the committee shall determine at the time of grant; provided, however, that no option granted under the Omnibus Plan shall be exercisable later than the fifteenth anniversary date of its grant (ten years if an ISO) and provided further that no option granted under the 1995 Plan shall be exercisable later than the tenth anniversary of the date of its grant.  The option price for each grant of an option shall be determined by the committee, provided that the option price shall not be less than 100% of the fair market value of a share on the date the option is granted.  In the event any holder of 10% or more of the shares is granted an incentive stock option, the option price shall not be less than 110% of the fair market value of a share on the date of grant.  As noted above, options are no longer granted under the 1995 Plan.

Outstanding options under the two plans were 1,122,569 and 910,389 as of December 31, 2002 and 2001, respectively.   Substantially all of the outstanding options vest after a period of four years from their grant date.  There were no stock appreciation rights or restricted shares outstanding as of December 31, 2002 and 2001.

Other pertinent information related to the options is as follows:

	December 31,
	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	910,389	$15.82	841,767	$14.04	748,434	$14.66
Granted	322,623	30.94	192,202	23.04	202,621	12.24
Exercised	99,123	14.01	116,986	15.06	—	—
Forfeited	11,320	29.41	6,594	12.47	109,288	14.97
Outstanding at end of year	1,122,569	$20.19	910,389	$15.82	841,767	$14.04

Exercisable at end of year	695,264	$14.45	757,889	$13.95	536,004	$14.76

Weighted average fair value per option of options granted during the year	$8.70		$7.53		$6.56

The following table presents certain information with respect to outstanding and exercisable stock options:

Options Outstanding

Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$10.36 - $12.93	255,326	5.81	$11.78	255,326	$11.78
$13.16 - $14.38	321,066	4.15	13.90	321,066	13.90
$16.00 - $22.28	85,635	1.63	20.10	84,635	20.11
$25.34 - $25.48	177,637	7.83	25.37	34,237	25.48
$30.00 - $31.81	282,905	9.52	31.70	—	—
	1,122,569	6.27	$20.19	695,264	$14.45

Shares exercised pertaining to the 1995 plan were 36,818 and 20,000 during 2002 and 2001, respectively.  Options outstanding pertaining to the 1995 Plan were 123,444, 160,262, and 180,262 at December 31, 2002, 2001 and 2000, respectively.

Note 21.     Derivative Financial Instruments

The Company uses interest rate swaps to hedge its interest rate risk. The Company had three fair value type commercial loan interest rate swaps with a notional amount of $5.0 million at December 31, 2002.  For fair value type hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense.  When a fair value type hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position recorded at fair value.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  Each counterparty to a swap transaction is approved by the Company’s Asset/ Liability Management Committee and has a credit rating that is investment grade.  The net amount payable or receivable under interest rate swaps/floors is accrued as an adjustment to interest income and was not material in 2002.  The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial.  At December 31, 2002, the Company’s credit exposure relating to interest rate swaps was immaterial.

Activity in the notional amounts of end-user derivatives for the year ended December 31, 2002, is summarized as follows:

	Amortizing Interest Rate Swaps	Non-Amortizing Interest Rate Swaps	Total Derivatives
Balance at December 31, 2001	$—	$—	$—
Additions	5,000	—	5,000
Amortization	(6)	—	(6)
Balance at December 31, 2002	$4,994	$—	$4,994

The following table summarizes the weighted average receive and pay rates for the interest rate swaps at December 31, 2002:

			Weighted Average
	Notional Amount	Estimated Fair Value	Receive Rate	Pay Rate
Interest Rate Swaps:
Receive variable/pay fixed	$4,994	$(176)	3.85%	6.72%

Methods and assumptions used by the Company in estimating the fair value of its interest rate swaps are discussed in Note 19 to the consolidated financial statements.

Note 22.     Condensed Parent Company Financial Information

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

Balance Sheets

	December 31,
	2002	2001
Assets
Cash	$52,486	$4,130
Investments in subsidiaries	372,659	324,312
Other assets	3,070	1,998

Total assets	$428,215	$330,440

Liabilities and Stockholders’ Equity
Short-term borrowings	$—	$11,600
Company-obligated mandatorily redeemable preferred securities	84,800	25,000
Other liabilities	228	252
Stockholders’ equity	343,187	293,588

Total liabilities and stockholders’ equity	$428,215	$330,440

Statements of Income

	Years Ended December 31,
	2002	2001	2000

Dividends from subsidiaries	$43,400	$11,450	$18,400
Interest and other income	1,594	3,961	5,583
Interest and other expense	(4,239)	(13,943)	(14,505)
Income before income tax benefit and equity in undistributed net income of subsidiaries	40,755	1,468	9,478
Income tax benefit	(918)	(3,492)	(3,110)
Income before equity in undistributed net income of subsidiaries	41,673	4,960	12,588
Equity in undistributed net income of subsidiaries	4,697	7,403	14,373

Net income	$46,370	$12,363	$26,961

Statements of Cash Flows

	Years Ended December 31,
	2002	2001	2000

Cash Flows From Operating Activities
Net income	$46,370	$12,363	$26,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3	(29)	(26)
Equity in undistributed net income of subsidiaries	(4,697)	(7,403)	(14,373)
Change in other assets and other liabilities	(1,745)	(2,314)	1,433
Net cash provided by operating activities	39,931	2,617	13,995

Cash Flows From Investing Activities
Investments in and advances to subsidiaries	—	(9,000)	(5,000)
Purchases of premises and equipment and leased equipment	—	—	(279)
Purchase of minority interests	—	—	(156)
Cash paid for acquisitions	(30,106)	(10,889)	—
Net cash used in investing activities	(30,106)	(19,889)	(5,435)

Cash Flows From Financing Activities
Issuance of common stock	5,000	—	—
Treasury stock transactions, net	(887)	(5,668)	—
Stock options exercised	1,771	1,762	—
Dividends paid	(10,553)	(4,810)	(5,751)
Proceeds from short-term borrowings	—	16,400	5,600
Principal paid on short-term borrowings	(11,600)	(15,400)	—
Proceeds from company-obligated mandatorily redeemable preferred securities	59,800	—	—
Net cash provided by (used in) financing activities	38,531	(7,716)	(151)

Net increase (decrease) in cash	48,356	(24,988)	8,409

Cash:
Beginning of year	4,130	29,118	20,709

End of year	$52,486	$4,130	$29,118

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The information required by this item has previously been reported by us in a Current Report on Form 8-K we filed with the Securities and Exchange Commission on November 26, 2001.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Executive Officers.  The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2003 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance.  The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2003 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 11.  Executive Compensation

The information concerning executive compensation required by this item is incorporated herein by reference from our definitive proxy statement for our 2003 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2003 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2002 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column) (1)(2)
Equity compensation plans approved by stockholders	1,122,569	$20.19	1,573,420
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	1,122,569	$20.19	1,573,420

(1)          At December 31, 2002, under our 1997 Omnibus Incentive Plan, up to 200,000 shares of our common stock could be awarded to plan participants as restricted stock.

(2)          Includes 232,485 shares remaining available for future issuance under the Avondale 1995 Plan.  The Company will not grant future options under the Avondale 1995 Plan.

Not included in the table are shares of our common stock that may be acquired by directors and officers who participate in the MB Financial, Inc. Stock Deferred Compensation Plan.  This plan, along with the MB Financial, Inc. Non-Stock Deferred Compensation Plan, allows directors and eligible officers to defer a portion of their future cash compensation.  Neither plan has been approved by our stockholders.  All distributions under the stock plan are made in shares of our common stock purchased by the plan trustee on the open market, except for fractional shares, which are paid in cash.

Item 13.  Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required by this item is incorporated herein by reference from our definitive proxy statement for our 2003 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls:  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)                    Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data

(a)(2)                    Financial Statement Schedules: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)                    Exhibits: See subitem (c) of this Item 15.

(b)                                 Reports on Form 8-K: Set forth below is a description of the Current Reports on Form 8-K that we filed during the quarter ended December 31, 2002:

On November 4, 2002, we filed a Current Report on Form 8-K reporting under Item 9 the announcement that the we agreed to acquire South Holland Bancorp, Inc., parent company of South Holland Trust & Savings Bank.  Included in the report were copies of the press release announcing the transaction and materials prepared for a presentation regarding the transaction which was accessible to the public via the Internet and by telephone conference call.

On November 5, 2002, we filed a Current Report on Form 8-K reporting under Items 5 and 7 the execution of the agreement to acquire South Holland Bancorp and including a copy of the agreement as a exhibit to the report.

(c) Exhibits:

Exhibit Number	Description

2.1

Amended and Restated Agreement and Plan of Merger, dated as of April 19, 2001, by and among the Registrant, MB Financial, Inc., a Delaware corporation (“Old MB Financial”) and MidCity Financial (incorporated herein by reference to Appendix A to the joint proxy statement-prospectus filed by the Registrant pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission (the “Commission”) on October 9, 2001)

2.2

Agreement and Plan of Merger, dated as of November 1, 2002, by and among the Registrant, MB Financial Acquisition Corp II and South Holland Bancorp, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report Form 8-K filed on November 5, 2002 (File No. 0-24566-01))

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

10.2	Employment Agreement between the Registrant and Mitchell Feiger*

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

Exhibit Number	Description

10.6	Coal City Corporation 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

10.7	1997 MB Financial, Inc. Omnibus Incentive Plan, as amended*

10.8	MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8(a) to Amendment No. One to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

10.9	MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8(b) to Amendment No. One to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

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

21	Subsidiaries of the Registrant*

23.1	Consent of KPMG LLP*

23.2	Consent of McGladrey & Pullen, LLP*

24	Power of Attorney*

99.1	Opinion of McGladrey & Pullen, LLP, predecessor accountant*

99.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

*              Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MB FINANCIAL, INC.

(registrant)

By:	/s/ MITCHELL FEIGER
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title

/s/	Mitchell Feiger	Director, President and Chief Executive Officer
	Mitchell Feiger	(Principal Executive Officer), March 21, 2003

/s/	Jill E. York	Vice President and Chief Financial Officer
	Jill E. York	(Principal Financial Officer and Principal Accounting Officer), March 21, 2003

/s/	E.M. Bakwin *	Director	) March 21, 2003
	E.M. Bakwin		)
)
/s/	Robert S. Engelman, Jr. *	Director	)
	Robert S. Engelman, Jr.		)
)
/s/	Alfred Feiger *	Director	)
	Alfred Feiger		)
)
/s/	Burton J. Field *	Director	)
	Burton J. Field		)
)
/s/	Lawrence E. Gilford *	Director	)
	Lawrence E. Gilford		)
)
/s/	Richard I. Gilford *	Director	)
	Richard I. Gilford		)
)
/s/	James N. Hallene *	Director	)
	James N. Hallene		)
)
/s/	Thomas H. Harvey *	Director	)
	Thomas H. Harvey		)
)
/s/	Patrick Henry *	Director	)
	Patrick Henry		)
)
/s/	Leslie S. Hindman *	Director	)
	Leslie S. Hindman		)
)
/s/	Richard J. Holmstrom *	Director	)
	Richard J. Holmstrom		)
)
/s/	David L. Husman *	Director	)
	David L. Husman		)
)
/s/	Clarence Mann *	Director	)
	Clarence Mann		)
)
/s/	Ronald D. Santo *	Director	)
	Ronald D. Santo		)
)
/s/	Eugene Sawyer *	Director	)
	Eugene Sawyer		)
)
/s/	Kenneth A. Skopec *	Director	)
	Kenneth A. Skopec		)
)
*By:	/s/ Mitchell Feiger	Attorney-in-Fact	)

CERTIFICATIONS

I, Mitchell Feiger, certify that:

1. I have reviewed this annual report on Form 10-K of MB Financial, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer

I, Jill E. York, certify that:

1. I have reviewed this annual report on Form 10-K of MB Financial, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003

/s/ Jill E. York
Vice President and Chief Financial Officer