Form 10-Q
period 2003-03-31
MB FINANCIAL INC     /MD
filed 2003-05-15
CIK 1139812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

YES:  ☒  NO:  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES:  ☒  NO:  ☐

There were outstanding 17,725,848 shares of the registrant’s common stock as of May 15, 2003.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2003

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and December 31, 2002

(Amounts in thousands, except share data)

(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
Cash and due from banks	$103,756	$90,522
Interest bearing deposits with banks	7,969	1,954
Federal funds sold	41,600	16,100
Investment securities available for sale	1,015,327	893,553
Loans held for sale	9,468	8,380
Loans (net of allowance for loan losses of $38,973 at March 31, 2003 and $33,890 at December 31, 2002)	2,736,934	2,470,824
Lease investments, net	66,908	68,487
Interest only securities	1,900	5,356
Premises and equipment, net	55,910	50,348
Cash surrender value of life insurance	73,940	73,022
Goodwill, net	74,486	45,851
Other intangibles, net	8,448	2,797
Other assets	46,513	32,387

Total assets	$4,243,159	$3,759,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$564,716	$497,264
Interest bearing	2,886,872	2,522,301
Total deposits	3,451,588	3,019,565
Short-term borrowings	251,625	222,697
Long-term borrowings	46,054	45,998
Company-obligated mandatorily redeemable preferred securities	84,800	84,800
Accrued expenses and other liabilities	57,351	43,334
Total liabilities	3,891,418	3,416,394

Stockholders’ Equity
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued 17,741,535 shares at March 31, 2003 and December 31, 2002)	177	177
Additional paid-in capital	69,426	69,531
Retained earnings	264,986	255,241
Accumulated other comprehensive income	18,194	18,783
Less: 30,687 and 15,865 shares of treasury stock, at cost, at March 31, 2003 and December 31, 2002, respectively	(1,042)	(545)
Total stockholders’ equity	351,741	343,187

Total liabilities and stockholders’ equity	$4,243,159	$3,759,581

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except common share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Interest income:
Loans	$41,536	$38,585
Investment securities:
Taxable	9,145	10,606
Nontaxable	943	843
Federal funds sold	88	88
Other interest bearing accounts	16	18
Total interest income	51,728	50,140

Interest expense:
Deposits	14,856	17,071
Short-term borrowings	918	1,128
Long-term borrowings and redeemable preferred securities	2,139	740
Total interest expense	17,913	18,939
Net interest income	33,815	31,201

Provision for loan losses	2,736	3,400
Net interest income after provision for loan losses	31,079	27,801

Other income:
Loan service fees	1,696	1,152
Deposit service fees	3,883	2,408
Lease financing, net	3,257	763
Trust and brokerage fees	2,553	1,350
Net gains on sale of securities available for sale	81	580
Increase in cash surrender value of life insurance	918	1,027
Other operating income	2,071	1,055
	14,459	8,335

Other expense:
Salaries and employee benefits	14,683	11,222
Occupancy and equipment expense	4,591	3,753
Computer services expense	1,132	674
Other intangibles amortization expense	272	186
Advertising and marketing expense	969	809
Professional and legal expense	1,073	1,385
Other operating expenses	4,582	3,071
	27,302	21,100
Income before income taxes	18,236	15,036

Income taxes	5,831	4,687
Net Income	$12,405	$10,349

Common share data:
Basic earnings per common share	$0.70	$0.59
Diluted earnings per common share	$0.68	$0.58
Weighted average common shares outstanding	17,714,400	17,531,402
Diluted weighted average common shares outstanding	18,116,189	17,884,036

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Cash Flows From Operating Activities
Net income	$12,405	$10,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,149	4,453
Gain on disposal of premises and equipment and leased equipment	(235)	(571)
Amortization of other intangibles	272	186
Provision for loan losses	2,736	3,400
Deferred income tax expense	417	70
Amortization of premiums and discounts on investment securities, net	3,549	615
Net gains on sale of investment securities available for sale	(81)	(580)
Proceeds from sale of loans held for sale	25,869	—
Origination of loans held for sale	(26,505)	—
Net gains on sale of loans held for sale	(452)	—
Increase in cash surrender value of life insurance	(918)	(1,027)
Interest only securities accretion	(90)	(257)
Increase (decrease) in other assets	(7,731)	1,399
Decrease in other liabilities	(93)	(12,113)
Net cash provided by operating activities	17,292	5,924

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	7,562	5,557
Proceeds from maturities and calls of investment securities available for sale	128,371	87,677
Purchase of investment securities available for sale	(80,233)	(52,445)
Net (increase) decrease in loans	(4,297)	2,595
Purchases of premises and equipment and leased equipment	(6,850)	(5,034)
Proceeds from sales of premises and equipment and leased equipment	981	2,998
Principal collected on lease investments	443	1,258
Purchase of bank owned life insurance	—	(35,000)
Cash paid, net of cash and cash equivalents acquired in acquisitions	(23,404)	—
Proceeds received from interest only securities	279	505
Net cash provided by investing activities	22,852	8,111

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(21,117)	34,655
Net increase (decrease) in short-term borrowings	28,928	(69,943)
Proceeds from long-term borrowings	2,860	5,389
Principal paid on long-term borrowings	(2,804)	(776)
Treasury stock transactions, net	(666)	(59)
Stock options exercised	64	1,089
Dividends paid on common stock	(2,660)	(2,623)
Net cash provided by (used in) financing activities	4,605	(32,268)

Net increase (decrease) in cash and cash equivalents	$44,749	$(18,233)

Cash and cash equivalents:
Beginning of period	108,576	130,480

End of period	$153,325	$112,247

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$19,127	$20,242
Income taxes refunded, net of taxes paid	(1,921)	(325)

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$179,041	$—
Loans, net	262,814	—
Premises and equipment, net	6,482	—
Goodwill, net	28,635	—
Other Intangibles, net	5,923	—
Other assets	7,660	—
Total non cash assets acquired	490,555	—

Liabilities assumed:
Deposits	453,140	—
Accrued expenses and other liabilities	14,011	—
Total liabilities assumed	467,151	—
Net non cash assets acquired	$23,404	$—
Cash and cash equivalents acquired	$69,696	$—

Real estate acquired in settlement of loans	$788	$—

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002

(Unaudited)

NOTE 1.                BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the Company) and its subsidiaries, including its three wholly owned national bank subsidiaries (collectively, the Banks): MB Financial Bank, N.A. (MB Financial Bank), Union Bank, N.A., and Abrams Centre National Bank.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2002 audited financial statements filed on Form 10-K.

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

NOTE 2.                MERGERS, ACQUISITIONS AND DISPOSALS

On February 7, 2003, the Company acquired South Holland Bancorp, Inc., (South Holland) parent company of South Holland Trust & Savings Bank, for $93.1 million in cash.  This purchase price generated approximately $28.6 million in goodwill.  As of the acquisition date, South Holland had approximately $560.3 million in assets.  It is expected that South Holland Trust & Savings Bank will be operated as a separate subsidiary of the Company until integration of its computer systems with those of MB Financial Bank, which is expected to be completed in the second quarter of 2003.  After this integration has been completed, it is expected that South Holland Trust & Savings Bank will be merged into MB Financial Bank.

Pro forma results of operation for South Holland for the three month period ended March 31, 2003 and 2002 are not included as South Holland would not have had a material impact on the Company’s financial statements.

On February 3, 2003, the Company entered into an agreement to sell Abrams Centre Bancshares, Inc. and its subsidiary, Abrams Centre National Bank (Abrams) to Prosperity Bancshares, Inc. for $16.3 million in cash.  As of March 31, 2003, Abrams had $96.5 million in assets.  The sale transaction was completed on May 6, 2003, and resulted in a $3.1 million gain for the Company in the second quarter of 2003.

On August 12, 2002, the Company acquired LaSalle Systems Leasing, Inc. and its affiliated company, LaSalle Equipment Limited Partnership (LaSalle), based in the Chicago metropolitan area, for $39.7 million.  Of this amount, $5.0 million was paid in the form of common stock, with the balance paid in cash.  The purchase price includes a $4.0 million deferred payment tied to LaSalle’s future results.  The transaction generated approximately $1.7 million in goodwill, which may be adjusted, if the $4.0 million deferred payment is made.  LaSalle operates as a subsidiary of MB Financial Bank.

Pro forma results of operation for LaSalle for the three month period ended March 31, 2002 are not included as LaSalle would not have had a material impact on the Company’s financial statements.

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

Pro forma results of operation for Lincolnwood for the three month period ended March 31, 2002 are not included as Lincolnwood would not have had a material impact on the Company’s financial statements.

NOTE 3.                COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale and interest only receivables arising during the quarter, net of tax.  Comprehensive income was $11.8 million and $7.5 million for the three month periods ended March 31, 2003 and 2002, respectively.

NOTE 4.                EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except share and per share data):

Three Months Ended

	March 31, 2003	March 31, 2002

Basic:
Net income	$12,405	$10,349
Average shares outstanding	17,714,400	17,531,402
Basic earnings per share	$0.70	$0.59

Diluted:
Net income	$12,405	$10,349
Average shares outstanding	17,714,400	17,531,402
Net effect of dilutive stock options	401,789	352,634
Total	18,116,189	17,884,036
Diluted earnings per share	$0.68	$0.58

NOTE 5.                GOODWILL AND INTANGIBLES

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

Intangible asset disclosures are as follows (in thousands):

	March 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$22,551	$(14,103)	$16,628	$(13,831)

Aggregate intangible amortization expense:
For the three months ended March 31, 2003	$272

Estimated intangible amortization expense:
For the year ending December 31, 2003	$1,160
For the year ending December 31, 2004	1,124
For the year ending December 31, 2005	921
For the year ending December 31, 2006	657
For the year ending December 31, 2007	446

The following tables present the changes in the carrying amount of goodwill and other intangibles during the three months ended March 31, 2003 and the year ended December 31, 2002 (in thousands):

	March 31, 2003
	Goodwill	Core deposit intangibles

Balance at beginning of period	$45,851	$2,797
Amortization expense	—	(272)
Goodwill and intangibles acquired	28,635	5,923
Balance at end of period	$74,486	$8,448

	December 31, 2002
	Goodwill	Core deposit intangibles

Balance at beginning of year	$32,031	$2,795
Amortization expense	—	(971)
Goodwill and intangibles acquired	13,820	973
Balance at end of year	$45,851	$2,797

NOTE 6.                RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).   SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability.  The Company adopted SFAS No. 146 for exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation.  This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.  The Company’s adoption of this Statement did not materially impact the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company’s adoption of this Statement did not materially impact the Company’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise as of the beginning of the first interim reporting period beginning after June 15, 2003.  The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

NOTE 7.                PRO FORMA IMPACT OF STOCK-BASED COMPENSATION PLANS

As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company measures stock-based compensation cost in accordance with the methods prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  As stock options are granted at fair value, there are no charges to earnings associated with stock options granted.  Accordingly, no compensation cost has been recognized for grants made to date.  Had compensation cost been determined based on the fair value method prescribed in FASB Statement No. 123, reported net income and earnings per common share would have been reduced to the pro forma amounts shown below (dollars in thousands, except earnings per share data):

	Three Months Ended March 31,
	2003	2002

Net income as reported	$12,405	$10,349
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(155)	(56)

Pro forma net income	$12,250	$10,293

Earnings per share:
Basic – as reported	$0.70	$0.59
Basic – pro forma	0.69	0.59

Diluted – as reported	$0.68	$0.58
Diluted – pro forma	0.68	0.58

NOTE 8.                LONG TERM BORROWINGS

At March 31, 2003 and December 31, 2002, long-term borrowings included $20.0 million in unsecured floating rate subordinated debt.  The subordinated debt is subject to a revolving loan agreement that allows borrowings up to $40.0 million and requires at least $20.0 million outstanding to keep the credit facility available for a period of one year.  On January 30, 2003, the outstanding principal balance of such debt became fixed at $20.0 million.  The Company has the option to select an interest rate equal to 1-month, 3-month, or 6-month LIBOR, or other LIBOR rate agreed upon by the Agent, plus 2.60%.  Interest accrued at a rate equal to 3-month LIBOR plus 2.60% through January 30, 2003 and 2-month LIBOR plus 2.60% through March 31, 2003, and was due monthly.  Terms for this seven-year instrument are interest payments only for two years, with equal quarterly principal amortization over the final five years, with a maturity of January 2009.  Prepayment is allowed at any time without penalty.

The Company had Federal Home Loan Bank advances with maturities greater than one year of $8.7 million at March 31, 2003 and December 31, 2002.  As of March 31, 2003, the advances had fixed interest rates ranging from 3.87% to 5.90%.  Advances totaling of $3.0 million are callable on a quarterly basis and are due in 2008.

The Company had notes payable to banks totaling $17.4 million and $17.3 million at March 31, 2003 and December 31, 2002, respectively, which accrue interest at rates ranging from 5.20% to 9.50%.  Lease investments includes equipment with an amortized cost of $20.1 million and $20.5 million at March 31, 2003 and December 31, 2002, respectively, that is pledged as collateral on these notes.

NOTE 9.                COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

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

The table below summarizes the outstanding trust preferred securities issued by each trust and the junior subordinated debentures issued by the Company to each trust as of March 31, 2003 (dollars in thousands):

	Trust Preferred Securities and Junior Subordinated Debt Owned by Trust
Trust Name	Issuance Date	Amount	Maturity Date	Annual Rate	Interest Payable/ Distribution Dates (1)

MB Financial Capital Trust I	August 2002	$59,800	September 30, 2032	8.60%	Quarterly- March 31, June 30, September 30, and December 31

Coal City Capital Trust I	July 1998	25,000	September 1, 2028	3-mo LIBOR +1.80%	Quarterly- March 1, June 1, September 1, and December 1

Total		$84,800

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

NOTE 10.              DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps to hedge its interest rate risk. The Company had three fair value commercial loan interest rate swaps with a notional amount of $5.0 million at March 31, 2003.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position recorded at fair value.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  Each counterparty to a swap transaction is approved by the Company’s Asset/ Liability Management Committee and has a credit rating that is investment grade.  The net amount payable or receivable under interest rate swaps/floors is accrued as an adjustment to interest income and was not material during the three month period ended March 31, 2003.  The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial.  At March 31, 2003, the Company’s credit exposure relating to interest rate swaps was immaterial.

Activity in the notional amounts of end-user derivatives for the three months ended March 31, 2003, is summarized as follows (in thousands):

	Amortizing Interest Rate Swaps	Non-Amortizing Interest Rate Swaps	Total Derivatives
Balance at December 31, 2002	$4,994	$—	$4,994
Additions	—	—	—
Amortization	(30)	—	(30)
Balance at March 31, 2002	$4,964	$—	$4,964

The following table summarizes the weighted average receive and pay rates for the interest rate swaps at March 31, 2003 (dollars in thousands):

			Weighted Average
	Notional Amount	Estimated Fair Value	Receive Rate	Pay Rate

Interest Rate Swaps:
Receive variable/pay fixed	$4,964	$(176)	3.75%	6.72%

NOTE 11.              COMMITMENTS AND CONTINGENCIES

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

At March 31, 2003 and December 31, 2002, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	Contract Amount
	March 31, 2003	December 31, 2002

Commitments to grant loans	$617,299	$510,453
Unfunded commitments under lines of credit	158,848	121,523
Commercial and standby letters of credit	69,983	23,367

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

The Company, in the normal course of its business, regularly offers standby and commercial letters of credit to its bank customers.  Standby and commercial letters of credit are a conditional but irrevocable form of guarantee.  Under letters of credit, the Company typically guarantees payment to a third party beneficiary upon the default of payment or nonperformance by the bank customer and upon receipt of complying documentation from that beneficiary.

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of March 31, 2003, the maximum remaining term for any standby letter of credit was August 31, 2008.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At March 31, 2003, the contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay increased $46.6 million to $70.0 million from $23.4 million at December 31, 2002.  The increase was primarily due to the acquisition of South Holland, which had $38.6 million in standby letters of credit at March 31, 2003.

Letters of credit issued on behalf of bank customers may be done on either a secured, partially secured or an unsecured basis.  If a letter credit is secured or partially secured, the collateral can take various forms including bank accounts, investments, fixed assets, inventory, accounts receivable or real estate, among other things.  The Company takes the same care in making credit decisions and obtaining collateral when it issues letters of credit on behalf of its customers, as it does when making other types of loan.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of MB Financial, Inc.’s financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.  The words “we,” “our” and “us” refer to MB Financial, Inc. and its wholly owned subsidiaries, unless we indicate otherwise.

General

The profitability of our operations depends primarily on our net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities.  Our net income is affected by our provision for loan losses as well as other income and other expenses.  The provision for loan losses reflects the amount that we believe is adequate to cover probable credit losses in the loan portfolio.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, trust and brokerage fees, net gains (losses) on the sale of securities available for sale, increase in cash surrender value of life insurance and other operating income.  Other expenses include salaries and employee benefits along with occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal, intangibles amortization expense and other operating expenses.

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

Results of Operations

First Quarter Results

Net income was $12.4 million for the first quarter of 2003 compared to $10.3 million for the first quarter of 2002.  Net interest income, the largest component of net income, was $33.8 million for the three months ended March 31, 2003, an increase of $2.6 million, or 8.4% from $31.2 million for the first quarter of 2002.  Net interest income grew primarily due to a $514.1 million, or 16.3% increase in average interest earning assets, which offset a 28 basis point decline in the net interest margin, expressed on a fully tax equivalent basis, to 3.79%.  The increase in average earning assets was primarily due to the acquisition of the First National Bank of Lincolnwood (Lincolnwood) in the second quarter of 2002, South Holland in the first quarter of 2003, and growth of our commercial lending business.  The provision for loan losses totaled $2.7 million and $3.4 million for the three months ended March 31, 2003 and 2002, respectively.

Other income increased $6.2 million, or 73.5% to $14.5 million for the quarter ended March 31, 2003 from $8.3 million for the first quarter of 2002.  Net lease financing increased by $2.5 million, primarily due to $1.8 million in additional revenues resulting from the acquisition of LaSalle Systems Leasing, Inc. (LaSalle) in the third quarter of 2002.  Deposit service fees, trust and brokerage fees, and other operating income grew $1.5 million, $1.2 million, $1.0 million, respectively.

Other expense increased by $6.2 million, or 29.4% to $27.3 million for the three months ended March 31, 2003 from $21.1 million for the three months ended March 31, 2002.  Salaries and employee benefits increased by $3.5 million due to the South Holland, Lincolnwood and LaSalle acquisitions and our continued investment in personnel.  Other operating expenses, occupancy and equipment expense, and computer services expense increased by $1.5 million, $838 thousand, and $458 thousand, respectively.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended March 31,
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$2,672,493	$41,493	6.30%	$2,298,001	$38,481	6.79%
Loans exempt from federal income taxes (3)	3,803	66	7.05	10,057	162	6.51
Taxable investment securities	867,564	9,145	4.27	746,822	10,606	5.76
Investment securities exempt from federal income taxes (3)	93,190	1,451	6.31	77,905	1,297	6.75
Federal funds sold	31,466	88	1.13	21,591	88	1.65
Other interest bearing deposits	4,649	16	1.40	4,715	18	1.55
Total interest earning assets	3,673,165	52,259	5.77	3,159,091	50,652	6.50
Non-interest earning assets	344,170			301,306
Total assets	$4,017,335			$3,460,397

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$631,806	$1,588	1.02%	$571,194	$1,819	1.29%
Savings deposits	432,847	906	0.85	337,889	824	0.99
Time deposits	1,669,185	12,362	3.00	1,496,442	14,428	3.91
Short-term borrowings	224,930	918	1.66	196,880	1,128	2.32
Long-term borrowings and redeemable preferred securities	130,049	2,139	6.67	62,399	740	4.81
Total interest bearing liabilities	3,088,817	17,913	2.35	2,664,804	18,939	2.88
Non-interest bearing deposits	529,651			452,760
Other non-interest bearing liabilities	51,109			43,750
Stockholders’ equity	347,758			299,083
Total liabilities and stockholders’ equity	$4,017,335			$3,460,397
Net interest income/interest rate spread (4)		$34,346	3.42%		$31,713	3.62%

Net interest margin on a fully tax equivalent basis (5)			3.79%			4.07%
Net interest margin (5)			3.73%			4.01%

(1)                  Non-accrual loans are included in average loans.

(2)                  Interest income includes loan origination fees of $1.2 million and $727 thousand for the three months ended March 31, 2003 and 2002, respectively.

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

Net interest income increased $2.6 million, or 8.4% to $33.8 million for the quarter ended March 31, 2003 from $31.2 million for the first quarter of 2002.  Interest income increased $1.6 million due to a $514.1 million, or 16.3% increase in average interest earning assets, comprised of a $368.2 million, or 16.0% increase in average loans, a $136.0 million, or 16.5% increase in average investment securities and a $9.9 million, or 45.7% increase in average federal funds sold.  The increase in average interest earning assets was partially offset by a 73 basis point decline in their yield to 5.77%.  Interest expense declined by $1.0 million due to a 53 basis point decrease in the cost of funds to 2.35%, which was partially offset by a $424.0 million, or 15.9% increase in average interest bearing liabilities.  The increase in average interest earning assets and average interest bearing liabilities is primarily due to the acquisition of Lincolnwood in the second quarter of 2002, South Holland in the first quarter of 2003, and growth of our commercial lending business.  Decreases in the yield on interest earning assets and the cost of funds are due to the continued decline in market interest rates.  The net interest margin expressed on a fully tax equivalent basis declined 28 basis points to 3.79% in the first quarter of 2003 from 4.07% in the comparable 2002 period.  Of this decline in the net interest margin, approximately 14 basis points is due to an additional $59.8 million in trust preferred securities issued in August 2002.  The remaining decrease is primarily due to interest margin compression caused by the continuing decline in market rates.

The net interest margin expressed on a fully tax equivalent basis declined by 8 basis points to 3.79% in the first quarter of 2003 from 3.87% in the fourth quarter of 2002 primarily due to higher than expected mortgage-backed security prepayments, which resulted in an increase in premium amortization expense during the 2003 period.

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

	Three Months Ended March 31, 2003 Compared to March 31, 2002
	Change Due to Volume	Change Due to Rate	Total Change

Interest Earning Assets:
Loans	$5,963	$(2,951)	$3,012
Loans exempt from federal income taxes (1)	(108)	12	(96)
Taxable investment securities	1,545	(3,006)	(1,461)
Investment securities exempt from federal income taxes (1)	242	(88)	154
Federal funds sold	32	(32)	—
Other interest bearing deposits	—	(2)	(2)
Total increase in interest income	7,674	(6,067)	1,607

Interest Bearing Liabilities:
NOW and money market deposit accounts	179	(410)	(231)
Savings deposits	210	(128)	82
Time deposits	1,538	(3,604)	(2,066)
Short-term borrowings	146	(356)	(210)
Long-term borrowings and redeemable preferred securities	1,031	368	1,399
Total increase in interest expense	3,104	(4,130)	(1,026)
Increase (decrease) in net interest income	$4,570	$(1,937)	$2,633

(1)          Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Other Income

Other income increased $6.2 million, or 73.5% to $14.5 million for the quarter ended March 31, 2003 from $8.3 million for the first quarter of 2002.  Net lease financing increased by $2.5 million to $3.3 million for the three months ended March 31, 2003 from $763 thousand for the three months ended March 31, 2002.  The increase was primarily due to $1.8 million in additional revenues generated as a result of the LaSalle acquisition.  Deposit service fees increased by $1.5 million, or 61.3%, due to increases in NSF and overdraft fees and monthly service charges of $923 thousand and $496 thousand, respectively, resulting from volume increases associated with the Lincolnwood and South Holland acquisitions, as well as the introduction of a new courtesy overdraft program and free checking product.  Trust and brokerage fees increased by $1.2 million primarily due to $953 thousand in additional revenues generated by South Holland’s wholly owned full service broker/dealer, Vision Investment Services, Inc. (Vision), and $427 thousand generated by South Holland’s trust department.  Other operating income increased by $1.0 million due to increases in miscellaneous customer service fees, gains on sale of loans and ATM fees of $596 thousand, $452 thousand and $325 thousand, respectively, which were partially offset by a $423 thousand decline in gain on sale of other real estate.

Other Expense

Other expense increased by $6.2 million, or 29.4%, to $27.3 million for the three months ended March 31, 2003 from $21.1 million for the three months ended March 31, 2002.  Salaries and employee benefits increased by $3.5 million due to the South Holland, Lincolnwood and LaSalle acquisitions and our continued investment in personnel.  Other operating expenses increased by $1.5 million, due primarily to $530 thousand in cost of investment sales excluding salaries and employee benefits incurred by Vision and a $357 thousand loss on sale of fixed assets in the 2003 quarter, as well as increases in telephone expense, ATM expense and insurance expense of $228 thousand, $184 thousand and $120 thousand, respectively.  Occupancy and equipment expense and computer services expense increased by $838 thousand and $458 thousand, respectively, due to additional locations and customer accounts acquired in the South Holland, Lincolnwood and LaSalle acquisitions.

Income Taxes

Income tax expense for the three months ended March 31, 2003 increased $1.1 million to  $5.8 million compared to $4.7 million for the same period in 2002.  The effective tax rate was 32.1% and 31.2% for the three months ended March 31, 2003 and 2002, respectively.

Income tax expense recorded in the consolidated income statement involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy.  We undergo examination by various regulatory taxing authorities.  Such agencies may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.  There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment of tax liabilities, the impact of which could be significant to the consolidated results of operations and reported earnings.  We believe the tax liabilities are adequate and properly recorded in the consolidated financial statements.

Balance Sheet

Total assets increased $483.6 million, or 12.9% to $4.2 billion at March 31, 2003 from $3.8 billion at December 31, 2002.  Net loans increased by $266.1 million, or 10.8% largely due to the acquisition of South Holland, which had net loans of $262.8 million at the date of acquisition.  Investment securities available for sale increased by $121.8 million, or 13.6% primarily due to the acquisition of South Holland, which had investment securities available for sale of $179.0 million at the acquisition date.  Goodwill increased by $28.6 million due to goodwill generated in the South Holland acquisition.

Total liabilities increased by $475.0 million, or 13.9% to $3.9 billion at March 31, 2003 from $3.4 billion at December 31, 2002.  Total deposits grew by $432.0 million, or 14.3% largely due to $453.1 million in deposits acquired through the acquisition of South Holland.  Short-term borrowings increased by $28.9 million, or 13.0% due to increases in FHLB advances, revolving line of credit, and securities sold under agreement to repurchase of $50.0 million, $20.0 million and $18.8 million, which were partially offset by a $59.9 million decline in federal funds purchased.

Total stockholders’ equity increased $8.5 million, or 2.5% to $351.7 million at March 31, 2003 compared to $343.2 million at December 31, 2002.  The first quarter growth was due to net income of $12.4 million and partially offset by $2.7 million, or $0.15 per share cash dividends and a $589 thousand decline in accumulated other comprehensive income.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	March 31, 2003		December 31, 2002		March 31, 2002
	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$644,783	23.23%	$558,208	22.29%	$492,088	21.34%
Commercial loans collateralized by assignment of lease payments	263,274	9.48%	274,290	10.95%	290,512	12.60%
Commercial real estate	1,002,745	36.12%	902,755	36.04%	856,140	37.13%
Residential real estate	401,566	14.47%	373,181	14.90%	347,718	15.08%
Construction real estate	239,882	8.64%	204,728	8.17%	153,907	6.67%
Installment and other	223,657	8.06%	191,552	7.65%	165,533	7.18%
Gross loans (1)	2,775,907	100.00%	2,504,714	100.00%	2,305,898	100.00%
Allowance for loan losses	(38,973)		(33,890)		(27,506)
Net loans	$2,736,934		$2,470,824		$2,278,392

(1)          Gross loan balances at March 31, 2003, December 31, 2002, and March 31, 2002 are net of unearned income, including net deferred loan fees of $4.4 million, $4.2 million, and $3.7 million, respectively.

Net loans increased by $266.1 million, or 10.8% to $2.7 billion at March 31, 2003 from $2.5 billion at December 31, 2002.  The increase was largely due to the acquisition of South Holland, which had net loans of $262.8 million at the acquisition date, as well as continued growth within our loan portfolio.

Net loans increased by $458.5 million, or 20.1% to $2.7 billion at March 31, 2003 from $2.3 billion at March 31, 2002.  The increase was largely due to the South Holland acquisition and the acquisition of Lincolnwood, which had net loans of $101.4 million at the April 2002 acquisition date, as well as continued growth within our loan portfolio.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollars in thousands):

March 31, 2003

December 31, 2002

March 31, 2002

Non-performing loans:
Non-accrual loans	$21,493	$21,359	$18,814
Loans 90 days or more past due, still accruing interest	941	624	243
Total non-performing loans	22,434	21,983	19,057

Other real estate owned	1,106	549	342
Other repossessed assets	21	10	62

Total non-performing assets	$23,561	$22,542	$19,461

Total non-performing loans to total loans	0.81%	0.88%	0.83%
Allowance for loan losses to non-performing loans	173.72%	154.16%	144.34%
Total non-performing assets to total assets	0.56%	0.60%	0.57%

Total non-performing assets increased $1.0 million, or 4.5%, to $23.6 million at March 31, 2003 from $22.6 million at December 31, 2002 due to a $557 thousand increase in other real estate owned and a $451 thousand increase in non-performing loans.

Total non-performing assets increased $4.1 million, or 21.1%, to $23.6 million at March 31, 2003 from $19.5 million at March 31, 2002 due to $3.5 million in non-accrual loans acquired in the South Holland acquisition and a $764 thousand increase in other real estate owned.  The increase in non-performing loans was primarily due to continued weakness in the overall economic environment.

Allowance for Loan Losses

A reconciliation of the activity in our allowance for loan losses follows (dollars in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002

Balance at beginning of period	$33,890	$27,500
Additions from acquisition	3,563	—
Provision for loan losses	2,736	3,400
Charge-offs	(2,622)	(3,633)
Recoveries	1,406	239
Balance at March 31,	$38,973	$27,506

Total loans at March 31,	$2,775,907	$2,305,898

Ratio of allowance for loan losses to total loans	1.40%	1.19%

Net charge-offs declined by $2.2 million in the quarter ended March 31, 2003 compared to the comparable 2002 period due to a $1.2 million increase in recoveries due to our loan collection efforts and a $1.0 million decline in charge-offs in the 2003 first quarter.  The provision for loan losses declined by $664 thousand to $2.7 million in the quarter ended March 31, 2003 from $3.4 million in the quarter ended March 31, 2002.

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

We maintain our allowance for loan losses at a level that management believes will be adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans, underlying collateral and prior loss experience.  We use a risk rating system to evaluate the adequacy of the allowance for loan losses.  With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine, by the originating loan officer, Senior Credit Management, loan review or any loan committee, with one being the best case and nine being a loss or the worst case.  Loan loss reserve factors are multiplied against the balances in each risk-rating category to determine an appropriate level for the allowance for loan losses.  Loans with risk ratings between five and eight are monitored more closely by the officers.  Control of our loan quality is continually monitored by management and is reviewed by our board of directors when they meet from time to time.  We consistently apply our methodology for determining the adequacy of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.

Potential Problem Loans

We utilize an internal asset classification system as a means of reporting problem and potential problem assets.  At each scheduled meeting of the boards of directors of our subsidiary banks, a watch list is presented, showing significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.”  An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss are those considered uncollectible and viewed as non-bankable assets and have been charged-off.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention.

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the subsidiary banks’ primary regulators, which can order the establishment of additional general or specific loss allowances.  There can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses.  The Office of the Comptroller of the Currency, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for probable loan losses.  We analyze our process regularly, with modifications made if needed, and report those results four times per year at meetings of our board of directors.  However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time.  Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

Potential problem loans are loans included on the watch list presented to the boards of directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  The aggregate principal amounts of potential problem loans as of March 31, 2003, December 31, 2002 and March 31, 2002 were approximately $41.6 million $41.1 million and $31.2 million, respectively.  The increase from March 31, 2002 is primarily due to continued weakness in the overall economic environment.

As of March 31, 2003, we had approximately $7.6 million in performing lease loans (collectively, the Kmart loans) under which Kmart Corporation was the lessee.  Approximately $4.7 million of these loans were direct financing leases included in our lease loan portfolio.  Kmart Corporation filed for bankruptcy protection on January 22, 2002.  The Kmart loans are secured by revenue producing equipment with an original cost of $10.2 million that was purchased and installed during the second half of 2001.  Subsequent to filing for bankruptcy protection, Kmart Corporation closed a number of its retail store locations, including some in which this equipment was located.  At that time, Kmart had informed us that all of our equipment located in closed stores had been moved to stores that would remain open.

In connection with Kmart’s efforts to emerge from Chapter 11, Kmart filed its First Amended Joint Plan of Reorganization (the Plan) on February 25, 2003.  In the Plan, Kmart assumed all of our Kmart loans.  By assuming these lease loans, Kmart, as the entity emerging from bankruptcy, has obligated itself to continue to perform its obligations under these lease loans.  On May 6, 2003, Kmart announced that it has emerged from the Chapter 11 reorganization process after completing all required actions and satisfying all remaining conditions to the Plan, which was confirmed by the U.S. Bankruptcy Court for the Northern District of Illinois by order dated April 23, 2003.

While the Kmart loans are currently performing in accordance with their terms, no assurance can be given that this will continue to be the case.  No assurances can be made that a loss related to these loans will not be incurred.

Lease Investments

The lease portfolio is comprised of various types of equipment, general technology related, such as computer systems, satellite equipment, and general manufacturing equipment.  The credit quality of the lessee generally is in one of the top four rating categories of Moody’s or Standard & Poors, or the equivalent as determined by us.

Lease investments by categories follow (in thousands):

	March 31, 2003	December 31, 2002	March 31, 2002

Direct finance leases:
Minimum lease payments	$23,623	$23,490	$8,344
Estimated unguaranteed residual values	2,482	2,284	579
Less: unearned income	(3,124)	(2,517)	(1,577)
Direct finance leases (1)	$22,981	$23,257	$7,346

Leveraged leases:
Minimum lease payments	$29,124	$32,018	$—
Estimated unguaranteed residual values	3,244	3,302	—
Less: unearned income	(2,767)	(3,235)	—
Less: related non-recourse debt	(27,311)	(30,290)	—
Leveraged leases (1)	$2,290	$1,795	$—

Operating leases:
Equipment, at cost	$117,204	$113,619	$83,004
Less accumulated depreciation	(50,296)	(45,132)	(36,410)
Lease investments, net	$66,908	$68,487	$46,594

(1)          Direct finance and leveraged leases are included as lease loans for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership to the lessee are classified as direct financing.  If these direct finance leases have non-recourse debt associated with them, they are further classified as leveraged leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements.  Interest income on direct finance and leveraged leases is recognized using methods, which approximate a level yield over the term of the lease.  Direct finance leases have grown from $7.3 million at March 31, 2002 to $23.0 million at March 31, 2003 largely due to the acquisition of LaSalle, which had direct finance leases of approximately $10.6 million at the purchase date.

Operating leases are investments in equipment we lease to other companies, where the residual component makes up more than 10% of the investment.  Operating leases have grown from $46.6 million at March 31, 2002 to $66.9 million at March 31, 2003 due to the acquisition of LaSalle, which had lease investments of approximately $26.0 million at the purchase date.  We fund most of our lease equipment purchases, but have some loans at other banks totaling $17.4 million at March 31, 2003, $17.3 million at December 31, 2002 and $8.5 million at March 31, 2002.

At March 31, 2003, the following schedule represents the residual values for leases in the year initial lease terms are ended (in thousands):

	Residuals Values
End of Initial Lease Terms December 31,	Direct Finance Leases	Leverage Leases	Operating Leases	Total
2003	$643	$838	$7,238	$8,719
2004	608	1,516	3,933	6,057
2005	312	639	4,241	5,192
2006	82	201	2,356	2,639
2007	339	50	1,510	1,899
2008	498	—	177	675
	$2,482	$3,244	$19,455	$25,181

Interest Only Securities

In 1996, 1997 and 1998, Avondale Federal Savings Bank (which we purchased in 1999) securitized certain home equity lines of credit to investors with limited recourse, retaining the servicing rights to the underlying loans.  The securitizations were done using qualified special purpose entities (securitization trusts).  We receive annual servicing fees and the rights to future cash flows (interest only receivables) arising after the investors in the securitization trusts receive their contractual return.  In addition, Avondale Federal Savings Bank retained a security interest in the investor trusts, reflecting the excess of the total amount of loans transferred to the trusts over the portion represented by certificates sold to investors.  Through the Avondale merger, we acquired servicing rights related to these loans, the retained security interest in the securitization trusts and interest only receivables.  The annual servicing fee we receive approximates 1.00% of the outstanding loan balance.  The investors and their securitization trusts have no recourse to our other assets for failure of debtors to pay when due.  Most of our retained interest in the securitization trusts is generally restricted until investors have been fully paid and is subordinate to investor’s interest.  The retained interest is included with securities available for sale and is reflected as investments in equity lines of credit trusts.  We estimate fair value of these securities by using prices paid for similar securities.

At March 31, 2003 and December 31, 2002, interest only receivables were $1.9 million and $5.4 million, respectively.  The value of interest only receivables is subject to substantial credit, prepayment, and interest rate risk on the transferred financial assets.  On a quarterly basis, we perform a review to determine the fair value of its interest only receivables, as these receivables were accounted for as investment securities available for sale.  As part of the review, we review our assumptions of prepayment speeds, discount rates and anticipated credit losses.

The following table shows the results of our assumptions used to estimate the fair value at March 31, 2003 (dollars in thousands):

Interest Only Securities Pool
Adjustable (1)

Estimated fair value (2)	$1,900
Prepayment speed	35.00%
Weighted-average life (in years) (3)	$1.41
Expected credit losses (4)	5.40%
Residual cash flows discounted at	12.00%
Loans outstanding at March 31, 2003	$16,859
Retained interest in equity lines of credit trust	$1,798

(1)          Rates for these loans are adjusted based on the prime rate as published in the Wall Street Journal.

(2)          Unrealized holding gains at March 31, 2003 totaled approximately $1.8 million.

(3)          The remaining weighted-average life in years of prepayable assets is calculated by summing (a) the principal collections expected in each future year multiplied by (b) the number of years until collection, and then dividing that sum by the initial principal balance.  This is not explicitly assumed but it reflects the overall effect of prepayment assumptions.

(4)          Assumed remaining credit losses over the life remaining on the loans outstanding at March 31, 2003 are $910 thousand.  The estimated credit loss percentage is derived by dividing the remaining expected credit losses by the related loan balance outstanding in the pool.

In February 2003, we terminated the 97-1 securitization trust through a clean up call.  The termination resulted in a deferred gain of $936 thousand, which we are amortizing over twenty months, the estimated life of the remaining loans.

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value for the major components of investment securities available for sale carried at fair value (in thousands).  There were no investment securities classified as held to maturity as of the dates presented below.

	At March 31, 2003		At December 31, 2002		At March 31, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury securities	$22,532	$24,104	$23,661	$25,269	$22,716	$22,605
U.S. Government agencies	294,826	311,391	262,092	279,469	322,036	328,497
States and political subdivisions	118,296	122,328	67,530	70,388	81,804	83,424
Mortgage-backed securities	476,499	480,609	443,044	448,018	277,195	280,701
Corporate bonds	53,635	53,348	45,937	45,241	53,906	51,669
Equity securities	20,863	21,084	18,185	18,351	18,038	18,666
Debt securities issued by foreign governments	665	665	690	690	790	792
Investments in equity lines of credit trusts	1,798	1,798	6,127	6,127	11,649	11,649
Total	$989,114	$1,015,327	$867,266	$893,553	$788,134	$798,003

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  Net cash provided by operating activities was $17.3 million and $5.9 million for the three months ended March 31, 2003 and 2002, respectively, an increase of $11.4 million.  The increase in cash provided was due to a $25.9 million increase in proceeds from the sale of loans and $12.0 million additional funds provided by other liabilities due to a smaller decline in 2003.  These items were partially offset by a $26.5 million increase in loans originated for sale.  Net cash provided by investing activities increased by $14.8 million, to $22.9 million for the three months ended March 31, 2003 from $8.1 million in the comparable period in 2002.  The increase in cash provided was comprised of an increase in proceeds from sales, maturities, and calls of investment securities available for sale of $42.7 million, as well as a $35.0 million decline in cash used for the purchase of bank owned life insurance.  The above increases in cash provided were partially offset by increases in purchase of investment securities available for sale and cash paid, net of cash and cash equivalents acquired in acquisition of  $27.8 million and $23.4 million, respectively, as well as a $6.9 million greater increase in loans in 2003.  Net cash provided by financing activities increased by $36.9 million, adding $4.6 million in 2003 after using $32.3 million in 2002.  Within the category, short-term borrowings added $98.8 million due to a $28.9 million increase in 2003 versus a $69.9 million decline in 2002.  The above was partially offset by declines in deposits and proceeds from long term borrowings of  $55.8 million and $2.5 million, respectively.

We expect to have available cash to meet our liquidity needs.  Liquidity management is monitored by the Asset/Liability committee of the our subsidiary banks, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at March 31, 2003, there were no firm lending commitments in place, our banks have borrowed, and management believes that they could again borrow, $177.5 million for a short time from these banks on a collective basis.  Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and Union Bank, N.A. is a member of the Federal Home Loan Bank of Topeka, Kansas and both banks have the ability to borrow from their respective Federal Home Loan Banks.  As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

The following table summarizes our significant contractual obligations and other potential funding needs at March 31, 2003 (in thousands):

	Time deposits	Long-term debt (1)	Operating leases	Total

2003	$1,151,303	$1,217	$1,779	$1,154,299
2004	259,625	6,506	2,332	268,463
2005	134,395	13,471	2,063	149,929
2006	58,340	7,397	1,719	67,456
2007	108,592	4,291	1,769	114,652
Thereafter	16,108	97,972	4,953	119,033
Total	$1,728,363	$130,854	$14,615	$1,873,832

Commitments to extend credit				$846,130

(1) Long-term debt includes company-obligated mandatorily redeemable preferred securities.

At March 31, 2003 and December 31, 2002, our total risk-based capital ratio was 12.39% and 14.99%, Tier 1 capital to risk-weighted assets ratio was 10.59% and 13.05%, and Tier 1 capital to average asset ratio was 8.59% and 9.74%, respectively.  As of March 31, 2003, we and each of our subsidiary banks were “well capitalized” under the capital adequacy requirements to which each of us are subject.

At March 31, 2003, our book value per share was $19.86.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from our merger and acquisition activities, including our recently completed acquisition of South Holland Bancorp, might not be realized within the expected time frames; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (3) changes in management’s estimate of the adequacy of the allowance for loan losses; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and our net interest margin; (6) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (7) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (8) our ability to realize the residual values of its direct finance, leveraged, and operating leases; (9) our ability to access cost-effective funding; (10) changes in financial markets; (11) changes in economic conditions in general and in the Chicago metropolitan area in particular; (12) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (13) changes in accounting principles, policies or guidelines; and (14) future acquisitions of other depository institutions or lines of business.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2003 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2003 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 30%, 85% and 24%, respectively, in the first three months, 10%, 2%, and 12%, respectively, in the next nine months, and 60%, 13% and 64%, respectively, after one year (dollars in thousands):

Time to Maturity or Repricing

	0 – 90 Days	91 - 365 Days	1 - 5 Years	Over 5 Years	Total

Interest Earning Assets:
Interest bearing deposits with banks	$7,969	$—	$—	$—	$7,969
Federal funds sold	41,600	—	—	—	41,600
Investment securities available for sale	164,700	210,845	552,905	86,877	1,015,327
Loans held for sale	9,468	—	—	—	9,468
Loans	1,606,794	347,832	775,598	45,683	2,775,907

Total interest earning assets	$1,830,531	$558,677	$1,328,503	$132,560	$3,850,271

Interest Bearing Liabilities:
NOW and money market deposit accounts	$427,460	$34,996	$214,060	$—	$676,516
Savings deposits	115,678	57,839	308,476	—	481,993
Time deposits	565,760	704,772	455,749	2,082	1,728,363
Short-term borrowings	190,115	61,510	—	—	251,625
Long-term borrowings	22,617	5,883	15,255	2,299	46,054
Company-obligated mandatorily redeemable preferred securities	25,000	—	—	59,800	84,800

Total interest bearing liabilities	$1,346,630	$865,000	$993,540	$64,181	$3,269,351

Rate sensitive assets (RSA)	$1,830,531	$2,389,208	$3,717,711	$3,850,271	$3,850,271
Rate sensitive liabilities (RSL)	1,346,630	2,211,630	3,205,170	3,269,351	3,269,351
Cumulative GAP	483,901	177,578	512,541	580,920	580,920
(GAP=RSA-RSL)
RSA/Total assets	43.14%	56.31%	87.62%	90.74%	90.74%
RSL/Total assets	31.74%	52.12%	75.54%	77.05%	77.05%
GAP/Total assets	11.40%	4.19%	12.08%	13.69%	13.69%
GAP/RSA	26.44%	7.43%	13.79%	15.09%	15.09%

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Therefore, we do not rely solely on a gap analysis to manage its interest rate risk, but rather it uses what it believes to be the more reliable simulation model relating to changes in net interest income.

Based on simulation modeling at March 31, 2003 and December 31, 2002, our net interest income would change over a one-year time period due to changes in interest rates as follows (dollars in thousands):

Change in Net Interest Income Over One Year Horizon

At March 31, 2003

At December 31, 2002

Changes in Levels of Interest Rates

Dollar Change

Percentage Change

Dollar Change

Percentage Change

+ 2.00%	5,531	3.61%	$5,176	3.71%
+ 1.00	(562)	(0.37)	3,876	2.78
(1.00)	(3,115)	(2.03)	(1,864)	(1.34)

Our simulations assume the following:

1.              Changes in interest rates are immediate.

2.              Changes in net interest income between March 31, 2003 and December 31, 2002 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

Because of the low level of current market interest rates, the table above does not show an analysis of decreases more than 100 basis points.

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

PART II. – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)          See Exhibit Index.

(b)         During the quarter ended March 31, 2003, we filed one Current Report on Form 8-K (reporting under Item 9) on March 12, 2003 (filing materials prepared for presentation to investors).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15 day of May 2003.

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

Date:	May 15, 2003

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

Date:	May 15, 2003

/s/ Jill E. York
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

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

10.1

Employment Agreement between the Registrant (as successor to MB Financial, Inc., a Delaware corporation (“Old MB Financial”)) and Robert S. Engelman, Jr. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Old MB Financial (then known as Avondale Financial Corp.) (No. 333-70017))

10.2

Employment Agreement between the Registrant and Mitchell Feiger (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-24566-01))

10.3

Form of Employment Agreement between the Registrant and Burton Field (incorporated herein by reference to Exhibit 10.5 to Old MB Financial’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-24566))

10.4

Form of Change of Control Severance Agreement between MB Financial Bank, National Association and each of William F. McCarty III, Thomas Panos, Jill E. York, Thomas P. Fitzgibbon, Jr., Jeffrey L. Husserl and others (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.5

Avondale Financial Corp. 1995 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Old MB Financial (then known as Avondale Financial Corp.) (No. 33-98860))

10.6	Coal City Corporation 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

10.7

1997 MB Financial, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-24566-01))

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

99	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

* Filed Herewith.