Form 10-Q
period 2003-06-30
MB FINANCIAL INC     /MD
filed 2003-08-14
CIK 1139812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

YES: ☒  NO: ☐

There were outstanding 17,778,958 shares of the registrant’s common stock as of August 14, 2003.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2003

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and December 31, 2002

(Amounts in thousands, except share data)

(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS
Cash and due from banks	$106,678	$90,522
Interest bearing deposits with banks	5,935	1,954
Federal funds sold	—	16,100
Investment securities available for sale	1,127,093	893,553
Loans held for sale	12,394	8,380
Loans (net of allowance for loan losses of $37,599 at June 30, 2003 and $33,890 at December 31, 2002)	2,691,341	2,470,824
Lease investments, net	63,706	68,487
Interest only securities	1,967	5,356
Premises and equipment, net	55,928	50,348
Cash surrender value of life insurance	74,840	73,022
Goodwill, net	70,293	45,851
Other intangibles, net	8,149	2,797
Other assets	48,067	32,387

Total assets	$4,266,391	$3,759,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$546,116	$497,264
Interest bearing	2,846,810	2,522,301
Total deposits	3,392,926	3,019,565
Short-term borrowings	323,091	222,697
Long-term borrowings	39,358	45,998
Company-obligated mandatorily redeemable preferred securities	84,800	84,800
Accrued expenses and other liabilities	62,893	43,334
Total liabilities	3,903,068	3,416,394

Stockholders’ Equity
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued 17,754,458 shares at June 30, 2003 and 17,741,535 at December 31, 2002)	178	177
Additional paid-in capital	69,192	69,531
Retained earnings	275,415	255,241
Accumulated other comprehensive income	18,538	18,783
Less: 15,865 shares of treasury stock, at cost, at December 31, 2002	—	(545)
Total stockholders’ equity	363,323	343,187

Total liabilities and stockholders’ equity	$4,266,391	$3,759,581

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except common share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income:
Loans	$41,916	$40,896	$83,452	$79,481
Investment securities:
Taxable	8,895	11,178	18,040	21,784
Nontaxable	1,110	902	2,053	1,745
Federal funds sold	98	83	186	171
Other interest bearing accounts	20	6	36	24
Total interest income	52,039	53,065	103,767	103,205

Interest expense:
Deposits	14,344	17,459	29,200	34,530
Short-term borrowings	895	920	1,813	2,048
Long-term borrowings and redeemable preferred securities	2,066	780	4,205	1,520
Total interest expense	17,305	19,159	35,218	38,098
Net interest income	34,734	33,906	68,549	65,107

Provision for loan losses	2,078	3,800	4,814	7,200
Net interest income after provision for loan losses	32,656	30,106	63,735	57,907

Other income:
Loan service fees	1,265	1,844	2,961	2,996
Deposit service fees	4,314	2,911	8,197	5,319
Lease financing, net	2,801	490	6,273	1,253
Trust and brokerage fees	3,929	982	6,482	2,332
Net (loss) gain on sale of securities available for sale	(379)	693	(298)	1,273
Increase in cash surrender value of life insurance	900	1,041	1,818	2,068

Gain on sale of bank subsidiary	3,083	—	3,083	—
Other operating income	1,856	1,388	3,712	2,443
	17,769	9,349	32,228	17,684

Other expense:
Salaries and employee benefits	16,096	12,182	30,779	23,404
Occupancy and equipment expense	4,161	4,163	8,752	7,916
Computer services expense	1,000	989	2,132	1,663
Other intangibles amortization expense	299	265	571	451
Advertising and marketing expense	996	815	1,965	1,624
Professional and legal expense	2,509	616	3,582	2,001
Brokerage fee expense	1,079	—	1,609	—
Prepayment fee on Federal Home Loan Bank advances	1,146	—	1,146	—
Other operating expenses	4,027	3,666	8,079	6,737
	31,313	22,696	58,615	43,796

Income before income taxes	19,112	16,759	37,348	31,795

Income taxes	6,023	5,216	11,854	9,903
Net Income	$13,089	$11,543	25,494	21,892

Common share data:
Basic earnings per common share	$0.74	$0.66	$1.44	$1.25
Diluted earnings per common share	$0.72	$0.64	$1.41	$1.22
Weighted average common shares outstanding	17,735,280	17,563,806	17,724,897	17,547,693
Diluted weighted average common shares outstanding	18,165,922	17,926,360	18,133,325	17,901,767

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002

Cash Flows From Operating Activities
Net income	$25,494	$21,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,187	8,892
Loss (gain) on disposal of premises and equipment and leased equipment	221	(661)
Amortization of other intangibles	571	451
Provision for loan losses	4,814	7,200
Deferred income tax benefit	(881)	(2,175)
Amortization of premiums and discounts on investment securities, net	7,039	1,898
Net loss (gain) on sale of investment securities available for sale	298	(1,273)
Proceeds from sale of loans held for sale	56,962	15,558
Origination of loans held for sale	(59,707)	(15,288)
Net gains on sale of loans held for sale	(1,269)	(207)
Increase in cash surrender value of life insurance	(1,818)	(2,068)
Gain on sale of bank subsidiary	(3,083)	—
Interest only securities accretion	(147)	(477)
Increase in other assets	(10,842)	1,976
Increase (decrease) in other liabilities	5,978	(16,564)
Net cash provided by operating activities	39,817	19,154

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	54,177	81,604
Proceeds from maturities and calls of investment securities available for sale	243,947	155,923
Purchase of investment securities available for sale	(351,761)	(170,737)
Net increase in loans	(18,781)	(42,956)
Purchases of premises and equipment and leased equipment	(14,811)	(8,138)
Proceeds from sales of premises and equipment and leased equipment	1,705	2,993
Principal collected on lease investments	1,892	1,868
Purchase of bank owned life insurance	—	(35,000)
Cash paid, net of cash and cash equivalents acquired in acquisitions	(23,404)	(22,560)
Cash and cash equivalents sold in sale of bank subsidiary, net	(22,158)	—
Proceeds received from interest only securities	494	3,391
Net cash used in investing activities	(128,700)	(33,612)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(13,059)	81,047
Net increase (decrease) in short-term borrowings	117,732	(107,482)
Proceeds from long-term borrowings	7,234	4,000
Principal paid on long-term borrowings	(13,874)	(58)
Treasury stock transactions, net	(1,232)	(163)
Stock options exercised	1,439	1,102
Dividends paid on common stock	(5,320)	(5,258)
Net cash provided by (used in) financing activities	92,920	(26,812)

Net increase (decrease) in cash and cash equivalents	$4,037	$(41,270)

Cash and cash equivalents:
Beginning of period	108,576	130,480

End of period	$112,613	$89,210

See Accompanying Notes to Consolidated Financial Statements.

(continued)

	Six Months Ended June 30,
	2003	2002

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$35,970	$39,111
Income taxes paid, net	6,279	8,749

Real estate acquired in settlement of loans	$1,058	$176

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$178,832	$111,656
Loans, net	262,439	101,434
Premises and equipment, net	6,482	3,730
Goodwill, net	28,597	11,924
Other Intangibles, net	5,923	973
Other assets	7,806	2,019
Total non cash assets acquired	490,079	231,736
Liabilities assumed:
Deposits	453,140	182,823
Short-term borrowings	-	21,772
Accrued expenses and other liabilities	13,535	4,581
Total liabilities assumed	466,675	209,176
Net non cash assets acquired	$23,404	$22,560

Cash and cash equivalents acquired	$69,696	$12,478

Sale of bank subsidiary

Noncash assets sold:
Investment securities available for sale	$26,512	$—
Loans, net	27,249	—
Premises and equipment, net	439	—
Goodwill, net	4,155	—
Other assets	1,034	—
Total non cash assets sold	59,389	—
Liabilities sold:
Deposits	66,720	—
Short-term borrowings	17,338	—
Accrued expenses and other liabilities	572	—
Total liabilities sold	84,630	—
Net non cash liabilities sold	$25,241	$—

Cash and cash equivalents sold	$38,458	$—
Cash proceeds from sale of bank subsidiary	16,300	—
Cash and cash equivalents sold in sale of bank subsidiary, net	$22,158	$—

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002

(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the Company) and its subsidiaries, including its two wholly owned national bank subsidiaries (collectively, the Banks): MB Financial Bank, N.A. and Union Bank, N.A.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 2.    MERGERS, ACQUISITIONS AND DISPOSITIONS

On May 6, 2003, the Company completed its sale of Abrams Centre Bancshares, Inc. and its subsidiary, Abrams Centre National Bank (Abrams) to Prosperity Bancshares, Inc. for $16.3 million in cash.  The sale resulted in a $3.1 million gain for the Company in the second quarter of 2003.  As of the sale date, Abrams had approximately $98.4 million in assets.

On February 7, 2003, the Company acquired South Holland Bancorp, Inc., (South Holland) parent company of South Holland Trust & Savings Bank, for $93.1 million in cash.  This purchase price generated approximately $28.6 million in goodwill and $5.9 million in intangible assets subject to amortization.  As of the acquisition date, South Holland had approximately $560.3 million in assets.  South Holland Trust & Savings Bank operated as a separate subsidiary of the Company until integration of its computer systems with those of MB Financial Bank on May 15, 2003.  After this integration was completed, South Holland Trust & Savings Bank merged into MB Financial Bank.

Pro forma results of operation for South Holland for the six month period ended June 30, 2003 and the three and six months ended June 30, 2002 are not included as South Holland would not have had a material impact on the Company’s financial statements.

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

Pro forma results of operation for LaSalle for the three and six months ended June 30, 2002 are not included as LaSalle would not have had a material impact on the Company’s financial statements.

On April 8, 2002, the Company completed its acquisition of First National Bank of Lincolnwood (Lincolnwood), based in Lincolnwood, Illinois, and Lincolnwood’s parent, First Lincolnwood Corporation, for an aggregate purchase price of approximately $35.0 million in cash.  The transaction generated approximately $12.1 million in goodwill.  The Company merged Lincolnwood, with its three office locations and $227.5 million in assets, into MB Financial Bank.

Pro forma results of operation for Lincolnwood for the three and six months ended June 30, 2002 are not included as Lincolnwood would not have had a material impact on the Company’s financial statements.

NOTE 3.    COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale and interest only receivables arising during the periods, net of tax.  For the three and six month periods ended June 30, 2003, comprehensive income was $13.4 million and $25.2 million, and for the three and six months ended June 30, 2002, comprehensive income was $16.7 million and $24.2 million, respectively.

NOTE 4.    EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except share and per share data):

Three Months Ended

Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Basic:
Net income	$13,089	$11,543	$25,494	$21,892
Average shares outstanding	17,735,280	17,563,806	17,724,897	17,547,693
Basic earnings per share	$0.74	$0.66	$1.44	$1.25
Diluted:
Net income	$13,089	$11,543	$25,494	$21,892
Average shares outstanding	17,735,280	17,563,806	17,724,897	17,547,693
Net effect of dilutive stock options	430,642	362,554	408,428	354,074
Total	18,165,922	17,926,360	18,133,325	17,901,767
Diluted earnings per share	$0.72	$0.64	$1.41	$1.22

NOTE 5.    GOODWILL AND INTANGIBLES

On January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead is subject to at least annual assessments for impairment by applying a fair-value based test.  SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  No impairment loss was necessary in 2002 or through June 30, 2003.

The following table presents the changes in the carrying amount of goodwill during the six months ended June 30, 2003 and the year ended December 31, 2002 (in thousands):

	June 30, 2003	December 31, 2002

Balance at beginning of period	$45,851	$32,031
Goodwill acquired	28,597	13,820
Goodwill related to bank subsidiary sold	(4,155)	—
Balance at end of period	$70,293	$45,851

The Company has other intangible assets consisting of core deposit intangibles that are amortized.  The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value during the six months ended June 30, 2003 and the year ended December 31, 2002 (in thousands):

	June 30, 2003	December 31, 2002

Balance at beginning of period	$2,797	$2,795
Amortization expense	(571)	(971)
Other intangibles acquired	5,923	973
Balance at end of period	$8,149	$2,797

Gross carrying amount	$22,551	$16,628
Accumulated amortization	(14,402)	(13,831)
Net book value	$8,149	$2,797

The following table shows the estimated future amortization expense for amortizing other intangible assets (in thousands):

Year ending December 31,
2003	$1,160
2004	1,125
2005	921
2006	657
2007	446

NOTE 6.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).   SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability.  The Company adopted SFAS No. 146 for exit or disposal activities initiated after December 31, 2002.  Adoption of this statement did not materially impact the Company’s consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The Company’s adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments, including mandatorily redeemable preferred securities, were previously classified as equity or as mezzanine debt.  The Company adopted SFAS No. 150 effective July 1, 2003 and the adoption of the standard is not expected to have a material effect on the Company’s financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income as reported	$13,089	$11,543	$25,494	$21,892
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(226)	(128)	(381)	(184)
Pro forma net income	$12,863	$11,415	$25,113	$21,708

Earnings per share:
Basic – as reported	$0.74	$0.66	$1.44	$1.25
Basic – pro forma	0.73	0.65	1.42	1.24

Diluted – as reported	$0.72	$0.64	$1.41	$1.22
Diluted – pro forma	0.71	0.64	1.38	1.21

NOTE 8.    LONG TERM BORROWINGS

At June 30, 2003 and December 31, 2002, long-term borrowings included $20.0 million in unsecured floating rate subordinated debt.  The Company has the option to select an interest rate equal to 1-month, 3-month, or 6-month LIBOR, or other LIBOR rate agreed upon by the Agent, plus 2.60%.  Interest accrued at a rate equal to 3-month LIBOR plus 2.60% through January 30, 2003 and 2-month LIBOR plus 2.60% through June 30, 2003, and was due monthly.  Terms for this seven-year instrument are interest payments only for two years, with equal quarterly principal amortization over the final five years, with a maturity of January 2009.  Prepayment is allowed at any time without penalty.

The Company had Federal Home Loan Bank advances with maturities greater than one year of $557 thousand and $8.7 million at June 30, 2003 and December 31, 2002, respectively.  As of June 30, 2003, the advances had fixed interest rates ranging from 3.87% to 4.66%.

The Company had notes payable to banks totaling $18.8 million and $17.3 million at June 30, 2003 and December 31, 2002, respectively, which accrue interest at rates ranging from 5.20% to 9.50%.  Lease investments includes equipment with an amortized cost of $21.9 million and $20.5 million at June 30, 2003 and December 31, 2002, respectively, that is pledged as collateral on these notes.

NOTE 9.    COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

The Company established Delaware statutory trusts in 2002 and 1998 for the sole purpose of issuing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated debentures of the Company, which are the sole assets of each trust.  Concurrently with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are issues that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company wholly owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the debentures has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.  The common securities and junior subordinated debentures, along with the related income effects, are eliminated within the consolidated financial statements of the Company.

The table below summarizes the outstanding trust preferred securities issued by each trust and the junior subordinated debentures issued by the Company to each trust as of June 30, 2003 (dollars in thousands):

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at the stated maturity date, or upon redemption on a date no earlier than September 30, 2007 for MB Financial Capital Trust I and September 1, 2008 for Coal City Capital Trust I.  Prior to these respective redemption dates, the trust preferred securities may be redeemed by the Company after the occurrence of certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in a trust being treated as an investment company.  Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures.  The Company’s obligation under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust.  The Company has the right to defer payment of interest on the debentures and, therefore, distributions on the trust preferred securities for up to five years, but not beyond the stated maturity date in the table above.

NOTE 10.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps to hedge its interest rate risk. The Company had four fair value commercial loan interest rate swaps with a notional amount of $10.1 million at June 30, 2003.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position recorded at fair value.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  Each counterparty to a swap transaction is approved by the Company’s Asset/ Liability Management Committee and has a credit rating that is investment grade.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income and was not material during the three and six month periods ended June 30, 2003.  The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial.  At June 30, 2003, the Company’s credit exposure relating to interest rate swaps was immaterial.

Activity in the notional amounts of end-user derivatives for the six months ended June 30, 2003, is summarized as follows (in thousands):

	Amortizing Interest Rate Swaps	Non-Amortizing Interest Rate Swaps	Total Derivatives
Balance at December 31, 2002	$4,994	$—	$4,994
Additions	5,200	—	5,200
Amortization	(101)	—	(101)
Balance at June 30, 2003	$10,093	$—	$10,093

The following table summarizes the weighted average receive and pay rates for the interest rate swaps at June 30, 2003 (dollars in thousands):

			Weighted Average
	Notional Amount	Estimated Fair Value	Receive Rate	Pay Rate
Interest Rate Swaps:
Receive variable/pay fixed	$10,093	$(326)	3.52%	6.15%

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

At June 30, 2003 and December 31, 2002, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	Contract Amount
	June 30, 2003	December 31, 2002

Commitments to grant loans	$559,459	$510,453
Unfunded commitments under lines of credit	165,102	121,523
Commercial and standby letters of credit	68,552	23,367

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

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers.  These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of June 30, 2003, the maximum remaining term for any standby letter of credit was August 31, 2008.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At June 30, 2003, the contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $45.2 million to $68.6 million from $23.4 million at December 31, 2002.  The increase was primarily due to the acquisition of South Holland, which had $36.9 million in standby letters of credit at its acquisition date.

Letters of credit issued on behalf of bank customers may be done on either a secured, partially secured or an unsecured basis.  If a letter credit is secured or partially secured, the collateral can take various forms including bank accounts, investments, fixed assets, inventory, accounts receivable or real estate, among other things.  The Company takes the same care in making credit decisions and obtaining collateral when it issues letters of credit on behalf of its customers, as it does when making other types of loans.

Concentrations of credit risk: The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  Investments in securities issued by states and political subdivisions also involve governmental entities within the Company’s market area.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers.

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

Overview

Set forth below are significant items that occurred during the second quarter of 2003:

•                              Diluted EPS of $0.72, up 12.5% from last year’s second quarter;

•                              Net income of $13.1 million, up 13.4% from a year ago;

•                              Return on average equity of 14.70% for the quarter;

•                              Return on average assets of 1.26% for the current period;

•                              Sold our Dallas, Texas subsidiary, Abrams Centre Bancshares, Inc., for a gain of $3.1 million.  This gain excludes $300 thousand in litigation costs incurred to settle a lawsuit against Abrams prior to closing the sale;

•                              Paid off $8.1 million in long-term Federal Home Loan Bank advances resulting in a prepayment fee of $1.1 million;

•                              Wrote off $1.0 million in costs capitalized for the planning and construction of a new headquarters facility due to the decision to pursue the more cost effective option of buying an existing building;

•                              Sold $47.0 million in investment securities available for sale resulting in a loss of $379 thousand.

We believe that the sale of Abrams, paying down certain long-term borrowings with high interest rates and selling low yield investment securities during the period, as highlighted above, supports our efforts to better position our balance sheet for the future.  See “Results of Operations” section below for details regarding our 2003 second quarter and year-to-date performance.

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

Critical Accounting Policies

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses and income tax accounting.

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which we operate. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be critical accounting policies.

Allowance for Loan Losses: Subject to the use of estimates, assumptions, and judgments is management’s evaluation process used to determine the adequacy of the allowance for loan losses which combines several factors: management’s ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.  As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses.  Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management or require that additions be made to the allowance for loan losses, based on their judgments about information available to them at the time of their examination.  We believe the allowance for loan losses is adequate and properly recorded in the financial statements.  See “Allowance for Loan Losses” section below.

Income Tax Accounting: Income tax expense recorded in the consolidated income statement involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy.  We undergo examination by various regulatory taxing authorities.  Such agencies may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.  There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment of tax liabilities, the impact of which could be significant to the consolidated results of operations and reported earnings.  We believe the tax liabilities are adequately and properly recorded in the consolidated financial statements.

Results of Operations

Second Quarter Results

Net income was $13.1 million for the second quarter of 2003 compared to $11.5 million for the second quarter of 2002.  Fully diluted earnings per share for the second quarter of 2003 increased 12.5% to $0.72 compared to $0.64 per share in the second quarter of 2002.  Operating results for the second quarter of 2003 generated an annualized return on average assets of 1.26% and an annualized return on average equity of 14.70%, compared to 1.26% and 15.32%, respectively, for the same period in 2002.

Net interest income, the largest component of net income, was $34.7 million for the three months ended June 30, 2003, an increase of $828 thousand, or 2.4% from $33.9 million for the second quarter of 2002.  Net interest income grew primarily due to a $452.4 million, or 13.5% increase in average interest earning assets, which offset a 40 basis point decline in the net interest margin, expressed on a fully tax equivalent basis, to 3.72% from the comparable 2002 period.  The increase in average interest earning assets was due to the acquisition of South Holland in the first quarter of 2003 and growth of our commercial lending business.

The provision for loan losses declined by $1.7 million to $2.1 million in the second quarter of 2003 from $3.8 million in the comparable 2002 period.  The decrease is a result of improving loan portfolio credit quality and a reduction in credit risk on lease loans to Kmart Corporation, which emerged from Chapter 11 reorganization during the second quarter of 2003.

Other income increased $8.5 million, or 90.1% to $17.8 million for the quarter ended June 30, 2003 from $9.3 million for the comparable 2002 period.  Gain on sale of bank subsidiary contributed $3.1 million in the second quarter of 2003, reflecting the sale of Abrams, our banking subsidiary located in Dallas, Texas.  Trust and brokerage fees increased by $2.9 million due to a $2.0 million increase in brokerage fees and a $926 thousand increase in income from fiduciary activities.  Brokerage fees increased due to additional revenues generated by MB Financial Bank’s wholly owned full service broker/dealer, Vision Investment Services, Inc. (Vision), acquired in the South Holland merger.  The $926 thousand increase in fiduciary income was primarily due to $634 thousand of additional fees from the South Holland trust business.  The remainder of the increase was due to a shift in customer preference during the period from non-managed accounts to managed accounts, which generate higher fees.  Net lease financing increased by $2.3 million, due to $1.9 million in additional revenues resulting from the acquisition of LaSalle Systems Leasing, Inc. (LaSalle) in the third quarter of 2002 and improved residual performance within the lease investment portfolio.  Deposit service fees increased by $1.4 million due to a $1.3 million increase in NSF and overdraft fees, which occurred due to the acquisition of South Holland, as well as the introduction of a new overdraft protection product and other deposit service pricing methods that went into effect in January 2003.  Other operating income increased $468 thousand primarily due to an additional $570 thousand in gains on sale of residential real estate loans.  Offsetting these increases, net gain (loss) from security transactions declined by $1.1 million due to a loss of $379 thousand incurred in 2003 compared to a $693 thousand gain in 2002.  The 2003 loss was due to the disposal of certain securities as part of our efforts to increase the yields on our investment security portfolio.  Loan service fees also declined $579 thousand primarily due to our termination, through a clean up call, of a home equity line of credit securitization trust in the comparable 2002 period.  We realized a $779 thousand gain  on this termination in the second quarter of 2002.

Other expense increased by $8.6 million, or 38.0% to $31.3 million for the three months ended June 30, 2003 from $22.7 million for the three months ended June 30, 2002.  Salaries and employee benefits increased by $3.9 million due to the South Holland and LaSalle acquisitions and our continued investment in personnel.  Professional and legal expense increased by $1.9 million.  This increase was primarily due to the write off of $1.0 million in costs associated with planning construction of a new corporate headquarters prior to management’s decision to pursue the more cost-effective option of purchasing an existing structure.  In conjunction with the sale of Abrams, we settled litigation costing approximately $300 thousand.  Additionally, we incurred approximately $400 thousand in legal expense as the plaintiff in litigation defending our corporate trademark.  Prepayment fee on Federal Home Loan Bank advances increased by $1.1 million due to a fee incurred in the 2003 quarter on the payoff of $8.1 million in long-term advances as we attempted to better position our balance sheet.  Brokerage fee expense increased by $1.1 million due to investment sales commissions paid by Vision during the 2003 period.  Other operating expense increased $361 thousand primarily due to the acquisitions referred to above.

Income tax expense for the three months ended June 30, 2003 increased $807 thousand to $6.0 million compared to $5.2 million for the comparable period in 2002.  The effective tax rate was 31.5% and 31.1% for the three months June 30, 2003 and 2002, respectively.

Year-To-Date Results

Net income was $25.5 million for the first six months of 2003 compared to $21.9 million for the first six months of 2002, an increase of 16.5%.  Fully diluted earnings per share for the six months ended June 30, 2003 increased 15.6% to $1.41 compared to $1.22 for the same period in 2002.  Year-to-date 2003 operating results generated an annualized return on average assets of 1.25% and an annualized return on average equity of 14.58%, compared to 1.24% and 14.68%, respectively, for the same period in 2002.

Net interest income, the largest component of net income, was $68.5 million for the six months ended June 30, 2003, an increase of $3.4 million, or 5.3% from $65.1 million for the first six months of 2002.  Net interest income grew primarily due to a $485.1 million, or 14.9% increase in average interest earning assets, which offset a 34 basis point decline in the net interest margin, expressed on a fully tax equivalent basis, to 3.76%.  The increase in average earning assets was primarily due to the acquisition of the First National Bank of Lincolnwood (Lincolnwood) in the second quarter of 2002, South Holland in the first quarter of 2003, and growth of our commercial lending business.

The provision for loan losses declined by $2.4 million to $4.8 million in the first six months of 2003 from $7.2 million in the comparable 2002 period.  The decrease is a result of improving loan portfolio credit quality and a reduction in credit risk on lease loans to Kmart Corporation, which emerged from Chapter 11 reorganization during the second quarter of 2003.

Other income increased $14.5 million, or 82.2% to $32.2 million for the six months ended June 30, 2003 from $17.7 million for the comparable 2002 period.  Net lease financing increased by $5.0 million primarily due to $3.9 million in additional revenues from LaSalle, which was acquired in the third quarter of 2002, and improved residual performance within the lease investment portfolio.  Trust and brokerage fees increased by $4.2 million due to a $2.8 million increase in brokerage fees and a $1.3 million increase in income from fiduciary activities.  These increases were due to the acquisition of Vision, $1.1 million in additional trust revenue from the South Holland transaction, and a shift in trust customer preference from non-managed accounts to managed accounts, which generate higher fees.  The sale of Abrams in the second quarter of 2003 resulted in a $3.1 million gain.  Deposit service fees increased by $2.9 million primarily due to a $2.3 million increase in NSF and overdraft fees, which grew due to the acquisition of South Holland, as well as the introduction of a new overdraft protection product and other deposit service pricing methods that went into effect in January 2003.  Other operating income increased $1.3 million primarily due to an additional $1.0 million in gains on sale of residential real estate loans.  Offsetting these increases, net gains from security transactions declined by $1.6 million due to a loss of $298 thousand in 2003 compared to a $1.3 million gain in 2002.  The 2003 loss was due to the disposal of certain securities as part of our efforts to increase the yields on our investment security portfolio.

Other expense increased by $14.8 million, or 33.8% to $58.6 million for the six months ended June 30, 2003 from $43.8 million for the six months ended June 30, 2002.  Salaries and employee benefits increased by $7.4 million due to the South Holland, Lincolnwood and LaSalle acquisitions and our continued investment in personnel. Professional and legal expense increased by $1.6 million.  This increase was primarily due to the write off of $1.0 million in costs associated with planning construction of a new corporate headquarters prior to management’s decision to pursue the more cost-effective option of purchasing an existing structure.  In conjunction with the sale of Abrams, we settled litigation costing approximately $300 thousand.  Additionally, we incurred approximately $400 thousand in legal expense as the plaintiff in litigation defending our corporate trademark.  Brokerage fee expense increased by $1.6 million due to costs of investment sales paid by Vision.  Prepayment fee on Federal Home Loan Bank advances increased by $1.1 million due to a fee incurred in the 2003 period on the payoff of $8.1 million in long-term advances as we better positioned our balance sheet.  Other operating expense, occupancy and equipment expense and computer services expense increased by $1.3 million, $836 thousand and $469 thousand, respectively, primarily due to the acquisitions referred to above.

Income tax expense for the six months ended June 30, 2003 increased $2.0 million to  $11.9 million compared to $9.9 million for the first six months of 2002.  The effective tax rate was 31.7% and 31.1% for the six months ended June 30, 2003 and 2002, respectively.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended June 30,
	2003			2002
	Average Balance	Yield/ Interest	Average Rate	Yield/ Balance	Interest	Rate

Interest Earning Assets:
Loans (1) (2)	$2,769,325	$41,876	6.07%	$2,430,137	$40,772	6.73%
Loans exempt from federal income taxes (3)	3,773	62	6.59	9,932	190	7.67
Taxable investment securities	862,053	8,895	4.13	809,200	11,178	5.54
Investment securities exempt from federal income taxes (3)	130,743	1,708	5.24	85,142	1,388	6.54
Federal funds sold	34,709	98	1.12	19,858	83	1.68
Other interest bearing deposits	7,903	20	1.02	1,874	6	1.28
Total interest earning assets	3,808,506	52,659	5.55	3,356,143	53,617	6.41
Non-interest earning assets	371,502			309,960
Total assets	$4,180,008			$3,666,103

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$690,173	$1,853	1.08%	$573,718	$1,714	1.20%
Savings deposits	475,967	914	0.77	374,726	934	1.00
Time deposits	1,684,550	11,577	2.76	1,675,491	14,811	3.55
Short-term borrowings	233,863	895	1.51	162,886	920	2.27
Long-term borrowings and redeemable preferred securities	130,360	2,066	6.27	63,223	780	4.95
Total interest bearing liabilities	3,214,913	17,305	2.16	2,850,044	19,159	2.70
Non-interest bearing deposits	547,291			474,048
Other non-interest bearing liabilities	60,780			39,736
Stockholders’ equity	357,024			302,275
Total liabilities and stockholders’ equity	$4,180,008			$3,666,103
Net interest income/interest rate spread (4)		$35,354	3.39%		$34,458	3.71%

Net interest margin on a fully tax equivalent basis (5)			3.72%			4.12%
Net interest margin (5)			3.66%			4.05%

(1)                  Non-accrual loans are included in average loans.

(2)                  Interest income includes loan origination fees of $790 thousand and $747 thousand for the three months ended June 30, 2003 and 2002, respectively.

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

Net interest income on a tax equivalent basis increased $896 thousand, or 2.6% to $35.4 million for the quarter ended June 30, 2003 from $34.5 million for the second quarter of 2002.  Tax-equivalent interest income decreased approximately $1.0 million due to an 86 basis point decline in the yield on average interest earning assets to 5.55%.  The decrease in yield was partially offset by a $452.4 million, or 13.5% increase in average interest earning assets, comprised of a $333.0 million, or 13.6% increase in average loans, a $98.5 million, or 11.0% increase in average investment securities and a $14.9 million, or 74.8% increase in average federal funds sold.  The increase in average interest earning assets and average interest bearing liabilities is primarily due to the acquisition of South Holland in the first quarter of 2003 and growth of our commercial lending business.  The net interest margin expressed on a fully tax equivalent basis declined 40 basis points to 3.72% in the second quarter of 2003 from 4.12% in the comparable 2002 period.  Of this decline in the net interest margin, approximately 16 basis points is due to an additional $59.8 million in trust preferred securities issued in August 2002.  Premium amortization expense on mortgage-backed securities caused a further decline of 13 basis points due to higher than expected prepayments during the second quarter of 2003.  The remaining decrease is primarily due to interest margin compression caused by the continuing decline in market rates.

The net interest margin expressed on a fully tax equivalent basis declined by 7 basis points to 3.72% in the second quarter of 2003 from 3.79% in the first quarter of 2003 primarily due to interest margin compression caused by the continuing decline in market rates.

AVERAGE BALANCES, INTEREST RATES AND YIELDS – Continued

(Dollars in thousand)

	Six Months Ended June 30,
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$2,720,064	$83,369	6.18%	$2,364,158	$79,252	6.76%
Loans exempt from federal income taxes (3)	3,788	128	6.81	9,994	352	7.10
Taxable investment securities	865,783	18,040	4.17	778,353	21,784	5.64
Investment securities exempt from federal income taxes (3)	112,182	3,158	5.68	81,455	2,685	6.65
Federal funds sold	33,458	186	1.11	20,542	171	1.68
Other interest bearing deposits	7,587	36	0.96	3,287	24	1.47
Total interest earning assets	3,742,862	104,917	5.65	3,257,789	104,268	6.45
Non-interest earning assets	359,019			304,588
Total assets	$4,101,881			$3,562,377

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$661,798	$3,443	1.05%	$572,151	$3,533	1.25%
Savings deposits	455,141	1,789	0.79	356,324	1,758	0.99
Time deposits	1,677,690	23,968	2.88	1,586,160	29,239	3.72
Short-term borrowings	229,421	1,813	1.57	179,773	2,048	2.30
Long-term borrowings and redeemable preferred securities	130,375	4,205	6.41	62,813	1,520	4.88
Total interest bearing liabilities	3,154,425	35,218	2.25	2,757,221	38,098	2.79
Non-interest bearing deposits	539,275			464,608
Other non-interest bearing liabilities	55,509			39,831
Stockholders’ equity	352,672			300,717
Total liabilities and stockholders’ equity	$4,101,881			$3,562,377
Net interest income/interest rate spread (4)		$69,699	3.40%		$66,170	3.66%

Net interest margin on a fully tax equivalent basis (5)			3.76%			4.10%
Net interest margin (5)			3.69%			4.03%

(1)                                  Non-accrual loans are included in average loans.

(2)                                  Interest income includes loan origination fees of $2.0 million and $1.5 million for the six months ended June 30, 2003 and 2002, respectively.

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

Net interest income on a tax equivalent basis increased $3.5 million, or 5.3% to $69.7 million for the six months ended June 30, 2003 from $66.2 million for the comparable period in 2002.  Tax-equivalent interest income increased $649 thousand due to a $485.1 million, or 14.9% increase in average interest earning assets, comprised of a $349.7 million, or 14.7% increase in average loans, a $118.2 million, or 13.7% increase in average investment securities and a $12.9 million, or 62.9% increase in average federal funds sold.  The increase in average earning assets was offset by an 80 basis point decline in their yield to 5.65%.  The increase in average interest earning assets and average interest bearing liabilities is primarily due to the acquisition of South Holland in the first quarter of 2003 and growth of our commercial lending business.  The net interest margin expressed on a fully tax equivalent basis declined 34 basis points to 3.76% in the first six months of 2003 from 4.10% in the comparable 2002 period.  Of this decline in the net interest margin, approximately 15 basis points is due to an additional $59.8 million in trust preferred securities issued in August 2002.  Premium amortization expense on mortgage-backed securities caused a further decline of 12 basis points due to higher than expected prepayments during the 2003 period.  The remaining decrease is primarily due to interest margin compression caused by the continuing decline in market rates.

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

	Three Months Ended June 30, 2003 Compared to June 30, 2002			Six Months Ended June 30, 2003 Compared to June 30, 2002

	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change

Interest Earning Assets:
Loans	$5,373	$(4,269)	$1,104	$11,297	$(7,180)	$4,117
Loans exempt from federal income taxes (1)	(104)	(24)	(128)	(211)	(13)	(224)
Taxable investment securities	692	(2,975)	(2,283)	2,256	(6,000)	(3,744)
Investment securities exempt from federal Income taxes (1)	635	(315)	320	906	(433)	473
Federal funds sold	48	(33)	15	84	(69)	15
Other interest bearing deposits	15	(1)	14	22	(10)	12
Total increase in interest income	6,659	(7,617)	(958)	14,354	(13,705)	649

Interest Bearing Liabilities:
NOW and money market deposit accounts	325	(186)	139	510	(600)	(90)
Savings deposits	221	(241)	(20)	430	(399)	31
Time deposits	80	(3,314)	(3,234)	1,610	(6,881)	(5,271)
Short-term borrowings	327	(352)	(25)	483	(718)	(235)
Long-term borrowings	1,014	272	1,286	2,050	635	2,685
Total increase in interest expense	1,967	(3,821)	(1,854)	5,083	(7,963)	(2,880)
Increase (decrease) in net interest income	$4,692	$(3,796)	$896	$9,271	$(5,742)	$3,529

(1)          Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets increased $506.8 million, or 13.5% to $4.3 billion at June 30, 2003 from $3.8 billion at December 31, 2002.  During this period, South Holland was purchased which had $560.3 million in assets at the acquisition date, and Abrams was sold, which had assets totaling $98.4 million.  Net loans increased by $220.5 million, or 8.9% to $2.7 billion at June 30, 2003 from $2.5 billion at December 31, 2002.  The increase was largely due to the acquisition of South Holland, which had net loans of $262.8 million at the acquisition date.  This increase was partially offset by the sale of $8.7 million in residential real estate loans included in the loans acquired from South Holland, as well as the sale of Abrams, which had net loans of $27.2 million at the sale date.  Investment securities available for sale increased by $233.5 million, or 26.1%, primarily due to the acquisition of South Holland, which had investment securities available for sale of $178.8 million at the acquisition date.  This increase was partially offset by the sale of Abrams, which had $27.3 million in investment securities at the sale date.  Goodwill increased by $24.4 million primarily due to goodwill in the South Holland acquisition, partially offset by a reduction of goodwill due to the sale of Abrams.

Total liabilities increased by $486.7 million, or 14.2% to $3.9 billion at June 30, 2003 from $3.4 billion at December 31, 2002.  Total deposits grew by $373.4 million, or 12.4%.  The increase in deposits was largely due to $453.1 million in deposits acquired through the acquisition of South Holland, offset by $66.7 million in deposits sold in conjunction with the sale of Abrams and approximately $40.0 million in money market account customers who transferred into a customer repurchase agreement product classified as short-term borrowings.  Short-term borrowings increased by $100.4 million, or 45.1% due to increases in FHLB advances and securities sold under agreement to repurchase of $80.0 million and $51.7 million, which were partially offset by a $31.3 million decline in federal funds purchased.  Long-term borrowings decreased by $6.6 million, or 5.1% due to the prepayment of $8.1 million in FHLB advances during the second quarter of 2003.

Total stockholders’ equity increased $20.1 million, or 5.9% to $363.3 million at June 30, 2003 compared to $343.2 million at December 31, 2002.  The growth was due to net income of $25.5 million and partially offset by $5.3 million or $0.30 per share cash dividends.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	June 30, 2003		December 31, 2002		June 30, 2002
	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$616,558	22.59%	$558,208	22.29%	$505,656	20.62%
Commercial loans collateralized by assignment of lease payments	258,330	9.47%	274,290	10.95%	297,949	12.15%
Commercial real estate	1,017,469	37.28%	902,755	36.04%	904,143	36.86%
Residential real estate	372,175	13.64%	373,181	14.90%	370,011	15.09%
Construction real estate	239,807	8.79%	204,728	8.17%	181,583	7.40%
Installment and other	224,601	8.23%	191,552	7.65%	193,353	7.88%
Gross loans (1)	2,728,940	100.00%	2,504,714	100.00%	2,452,695	100.00%
Allowance for loan losses	(37,599)		(33,890)		(31,290)
Net loans	$2,691,341		$2,470,824		$2,421,405

(1)          Gross loan balances at June 30, 2003, December 31, 2002, and June 30, 2002 are net of unearned income, including net deferred loan fees of $4.3 million, $4.2 million, and $3.7 million, respectively.

Net loans increased by $220.5 million, or 8.9% to $2.7 billion at June 30, 2003 from $2.5 billion at December 31, 2002.  The increase was largely due to the acquisition of South Holland, which had net loans of $262.4 million at the acquisition date.  This increase was partially offset by the sale of $8.7 million in residential real estate loans included in the loans acquired from South Holland, as well as the sale of Abrams, which had net loans of $27.2 million at the sale date.  Excluding the effects of the acquisition of South Holland and the sale of Abrams, construction real estate, commercial real estate, commercial, and installment grew by $21.8 million, $17.6 million, $5.1 million and $3.0 million, respectively, while residential real estate and commercial loans collaterlized by assignment of lease payments decreased by $37.7 million and $16.0 million, respectively.  Commercial loans collateralized by assignment of lease payments declined as many companies are opting to purchase capital assets rather than lease in the current interest rate environment.

Net loans increased by $269.9 million, or 11.2% to $2.7 billion at June 30, 2003 from $2.4 billion at June 30, 2002.  The increase was largely due to the South Holland acquisition and growth of the commercial portfolio, offset by the sale of Abrams.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollars in thousands):

June 30, 2003

December 31, 2002

June 30, 2002

Non-performing loans:
Non-accrual loans	$20,860	$21,359	$19,858
Loans 90 days or more past due, still accruing interest	713	624	357
Total non-performing loans	21,573	21,983	20,215

Other real estate owned	609	549	140
Other repossessed assets	21	10	42
Total non-performing assets	$22,203	$22,542	$20,397

Total non-performing loans to total loans	0.79%	0.88%	0.82%
Allowance for loan losses to non-performing loans	174.29%	154.16%	154.79%
Total non-performing assets to total assets	0.52%	0.60%	0.56%

Total non-performing assets decreased $339 thousand, or 1.5%, to $22.2 million at June 30, 2003 from $22.5 million at December 31, 2002 primarily due to a $499 thousand decrease in non-accrual loans.

Total non-performing assets increased $1.8 million, or 8.9%, to $22.2 million at June 30, 2003 from $20.4 million at June 30, 2002 due to $5.2 million in non-accrual loans acquired from the South Holland acquisition, partially offset by $3.3 million in charge-offs during the second quarter of 2003.

Allowance for Loan Losses

Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations.  As such, selection and application of this “critical accounting policy” involves judgements, estimates, and uncertainties that are susceptible to change (see “Critical Accounting Policies” section above).  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

We maintain our allowance for loan losses at a level that management believes is adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans, underlying collateral and prior loss experience.  We use a risk rating system to evaluate the adequacy of the allowance for loan losses.  With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine, by the originating loan officer, Senior Credit Management, loan review or any loan committee, with one being the best case and nine being a loss or the worst case.  Loan loss reserve factors are multiplied against the balances in each risk-rating category to determine an appropriate level for the allowance for loan losses.  Loans with risk ratings between five and eight are monitored more closely by the officers.  Control of our loan quality is continually monitored by management and is reviewed by our board of directors at its regularly scheduled meetings.  We consistently apply our methodology for determining the adequacy of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.

A reconciliation of the activity in our allowance for loan losses follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Balance at beginning of period	$38,973	$27,506	$33,890	$27,500
Additions from acquisition	—	1,212	3,563	1,212
Provision for loan losses	2,078	3,800	4,814	7,200
Charge-offs	(3,279)	(1,799)	(5,901)	(5,432)
Recoveries	355	571	1,761	810
Allowance related to bank subsidiary sold	(528)	—	(528)	—
Balance at June 30,	$37,599	$31,290	$37,599	$31,290

Total loans at June 30,	$2,728,940	$2,452,695	$2,728,940	$2,452,695

Ratio of allowance for loan losses to total loans	1.38%	1.28%	1.38%	1.28%

Net charge-offs increased by $1.7 million in the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002.  Charge-offs increased primarily due to the charge-off of two commercial real estate loans totaling $1.6 million.  The provision for loan losses declined by $1.7 million to $2.1 million in the quarter ended June 30, 2003 from $3.8 million in the quarter ended June 30, 2002.  The decrease is a result of improving loan portfolio credit quality and a reduction in credit risk on lease loans to Kmart Corporation, which emerged from Chapter 11 reorganization during the second quarter of 2003.  In the second quarter of 2003, the allowance was reduced by $528 thousand in conjunction with the sale of Abrams.  In the second quarter of 2002, $1.2 million was added to the allowance with the acquisition of Lincolnwood.

Net charge-offs declined by $482 thousand in the six months ended June 30, 2003 compared to the comparable 2002 period due to a $951 thousand increase in recoveries due to our diligent collection efforts.  The provision for loan losses declined by $2.4 million to $4.8 million in the six months ended June 30, 2003 from $7.2 million in the six months ended June 30, 2002.  In the second quarter of 2003, the allowance was reduced by $528 thousand in conjunction with the sale of Abrams.  The acquisitions of South Holland and Lincolnwood added $3.6 million and $1.2 million to the allowance in the first quarter of 2003 and second quarter of 2002, respectively.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans.  An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	June 30, 2003		December 31, 2002		June 30, 2002
	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$10,096	22.59%	$9,117	22.29%	$9,972	20.62%
Commercial loans collateralized by assignment of lease payments	1,692	9.47%	3,070	10.95%	3,026	12.15%
Commercial real estate	10,625	37.28%	7,541	36.04%	5,774	36.86%
Construction real estate	2,296	8.79%	1,980	8.17%	1,350	7.40%
Consumer portfolio (1)	5,684	21.87%	4,493	22.55%	6,335	22.97%
Unallocated	7,206	—	7,689	—	4,833	—
Total	$37,599	100.00%	$33,890	100.00%	$31,290	100.00%

(1)          Consumer portfolio includes an allocation of the allowance for loan losses for residential real estate, installment and other loans.

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

Potential Problem Loans

We utilize an internal asset classification system as a means of reporting problem and potential problem assets.  At each scheduled meeting of the boards of directors of our subsidiary banks, a watch list is presented, showing significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.”  Under our risk rating system noted above, Special Mention, Substandard, and Doubtful loan classifications correspond to risk ratings six, seven, and eight, respectively.  An asset is classified Substandard, or risk rated seven if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful, or risked rated eight have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss, or risk rated nine are those considered uncollectible and viewed as non-bankable assets and have been charged-off.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention, or risk rated six.

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

Potential problem loans are loans included on the watch list presented to the boards of directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Our decision to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that we recognize a higher degree of risk associated with these loans.  The aggregate principal amounts of potential problem loans as of June 30, 2003, December 31, 2002, and June 30, 2002 were approximately $68.1 million, $41.1 million, and $26.9 million, respectively.  Potential problem loans increased $27.0 million from December 31, 2002 primarily due to three golf course loan relationships totaling $7.6 million and four commercial loans totaling $6.4 million obtained in our acquisition of South Holland.  The remaining increase is due to an additional $11.7 million in loans subsequently classified as Special Mention at June 30, 2003.

Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment.  The credit quality of the lessee generally is in one of the top four rating categories of Moody’s or Standard & Poors, or the equivalent as determined by us.

Lease investments by categories follow (in thousands):

	June 30, 2003	December 31, 2002	June 30, 2002

Direct finance leases:
Minimum lease payments	$22,510	$23,490	$7,366
Estimated unguaranteed residual values	2,425	2,284	283
Less: unearned income	(3,059)	(2,517)	(983)
Direct finance leases (1)	$21,876	$23,257	$6,666

Leveraged leases:
Minimum lease payments	$29,816	$32,018	$—
Estimated unguaranteed residual values	3,186	3,302	—
Less: unearned income	(2,527)	(3,235)	—
Less: related non-recourse debt	(27,302)	(30,290)	—
Leveraged leases (1)	$3,173	$1,795	$—

Operating leases:
Equipment, at cost	$102,402	$113,619	$85,204
Less accumulated depreciation	(38,696)	(45,132)	(39,466)
Lease investments, net	$63,706	$68,487	$45,738

(1)          Direct finance and leveraged leases are included as lease loans for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership to the lessee are classified as direct financing.  If these direct finance leases have non-recourse debt associated with them, they are further classified as leveraged leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements.  Interest income on direct finance and leveraged leases is recognized using methods, which approximate a level yield over the term of the lease.  Direct finance leases have grown from $6.7 million at June 30, 2002 to $21.9 million at June 30, 2003 due to the acquisition of LaSalle in the third quarter of 2002.

Operating leases are investments in equipment we lease to other companies, where the residual component makes up more than 10% of the investment.  Operating leases have grown from $45.7 million at June 30, 2002 to $63.7 million at June 30, 2003 due to the acquisition of LaSalle, which had lease investments of approximately $26.0 million at the acquisition date.  We fund most of our lease equipment purchases, but finance some of these purchases through loans from other banks, which totaled $18.8 million at June 30, 2003, $17.3 million at December 31, 2002 and $7.8 million at June 30, 2002.

At June 30, 2003, the following schedule represents the residual values for leases in the year initial lease terms are ended (in thousands):

	Residual Values
End of Initial Lease Terms December 31,	Direct Finance Leases	Leverage Leases	Operating Leases	Total
2003	$485	$556	$5,853	$6,894
2004	535	1,577	2,997	5,109
2005	339	716	4,918	5,973
2006	198	272	3,169	3,639
2007	344	65	1,586	1,995
2008	524	—	367	891
	$2,425	$3,186	$18,890	$24,501

The lease residual value represents the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed monthly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  There were 1,463 leases at June 30, 2003 compared to 1,517 at December 31, 2002 and 161 at June 30, 2002.  The average residual value per lease was approximately $17 thousand at June 30, 2003, $16 thousand at December 31, 2002 and $78 thousand at June 30, 2002.  The increase in number of leases and decline in average residual value from June 30, 2002 was due to the acquisition of LaSalle during the third quarter of 2002.

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value for the major components of investment securities available for sale carried at fair value (in thousands).  There were no investment securities classified as held to maturity as of the dates presented below.

	At June 30, 2003		At December 31, 2002		At June 30, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury securities	$22,408	$24,314	$23,661	$25,269	$23,938	$24,500
U.S. Government agencies	264,071	280,129	262,092	279,469	305,433	316,451
States and political subdivisions	153,717	159,051	67,530	70,388	84,518	86,903
Mortgage-backed securities	561,688	563,808	443,044	448,018	380,408	386,985
Corporate bonds	50,165	50,945	45,937	45,241	53,898	51,871
Equity securities	46,136	46,399	18,185	18,351	17,919	17,993
Debt securities issued by foreign governments	660	660	690	690	1,040	1,052
Investments in equity lines of credit trusts	1,787	1,787	6,127	6,127	6,052	6,052
Total	$1,100,578	$1,127,093	$867,266	$893,553	$873,206	$891,807

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  Net cash provided by operating activities was $39.8 million and $19.2 million for the six months ended June 30, 2003 and 2002, respectively, an increase of $20.6 million.  The increase in cash provided was primarily due to a $22.5 million increase in funds provided by the change in other liabilities.  Net cash used in investing activities increased by $95.1 million, to $128.7 million for the six months ended June 30, 2003 from $33.6 million in the comparable period in 2002.  The increase in cash used was primarily due to a $120.4 million increase in net funds used by investment security activities, and offset by a $35.0 million decline in cash used for the purchase of bank owned life insurance.  Net cash provided by financing activities increased by $119.7 million, adding $92.9 million in 2003 and using $26.8 million in 2002. Short-term borrowings contributed $225.2 million due to a $117.7 million increase in 2003 versus a $107.5 million decline in 2002.  The above was partially offset by a $94.1 million decline in funds provided by deposits.

We expect to have available cash to meet our liquidity needs.  Liquidity management is monitored by the Asset/Liability committee of our subsidiary banks, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at June 30, 2003, there were no firm lending commitments in place, our banks have borrowed, and management believes that they could again borrow, $167.0 million for a short time from these banks on a collective basis.  Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and Union Bank, N.A. is a member of the Federal Home Loan Bank of Topeka, Kansas and both banks have the ability to borrow from their respective Federal Home Loan Banks.  As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

The following table summarizes our significant contractual obligations and other potential funding needs at June 30, 2003 (in thousands):

	Time deposits	Long-term debt (1)	Operating leases	Total

2003	$858,264	$349	$1,199	$859,812
2004	457,350	5,218	2,333	464,901
2005	155,725	12,094	2,064	169,883
2006	61,888	10,320	1,719	73,927
2007	109,921	5,947	1,769	117,637
Thereafter	21,360	90,230	4,953	116,543
Total	$1,664,508	$124,158	$14,037	$1,802,703

Commitments to extend credit				$793,113

(1)  Long-term debt includes company-obligated mandatorily redeemable preferred securities.

At June 30, 2003 and December 31, 2002, our total risk-based capital ratio was 13.13% and 14.99%, Tier 1 capital to risk-weighted assets ratio was 11.29% and 13.05%, and Tier 1 capital to average asset ratio was 8.59% and 9.74%, respectively.  As of June 30, 2003, we and each of our subsidiary banks were “well capitalized” under the capital adequacy requirements to which each of us are subject.

At June 30, 2003, our book value per share was $20.46.

Subsequent Events

On July 23, 2003, we announced our intention to repurchase up to 300,000 of our outstanding shares in the open market or in privately negotiated transactions.  Our Board of Directors approved the repurchase program in view of the current price level of our common stock and the strong capital position of our banking subsidiaries.  These shares may be purchased from time to time over a twelve-month period from the date of annoucement depending upon market conditions.

On the date noted above, we also announced we will pay a cash dividend, distributing 18 cents per share to shareholders of record as of August 1, 2003 to be paid on August 27, 2003.  Our Board of Directors approved the payment at its regular meeting on July 23, 2003.  This represents a 20% increase over the prior quarterly dividend of 15 cents per share during the 2003 second quarter.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from our merger and acquisition activities might not be realized within the expected time frames; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (3) changes in management’s estimate of the adequacy of the allowance for loan losses; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and our net interest margin; (6) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (7) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (8) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (9) our ability to access cost-effective funding; (10) changes in financial markets; (11) changes in economic conditions in general and in the Chicago metropolitan area in particular; (12) the costs, effects and outcomes of litigation; (13) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (14) changes in accounting principles, policies or guidelines; and (15) future acquisitions of other depository institutions or lines of business.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2003 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2003 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 30%, 85% and 24%, respectively, in the first three months, 10%, 2%, and 12%, respectively, in the next nine months, and 60%, 13% and 64%, respectively, after one year (dollars in thousands):

Time to Maturity or Repricing

	0 – 90 Days	91 - 365 Days	1 - 5 Years	Over 5 Years	Total

Interest Earning Assets:
Interest bearing deposits with banks	$5,935	$—	$—	$—	$5,935
Federal funds sold	—	—	—	—	—
Investment securities available for sale	211,759	235,297	587,667	92,370	1,127,093
Loans held for sale	12,394	—	—	—	12,394
Loans	1,636,876	336,563	722,805	32,696	2,728,940

Total interest earning assets	$1,866,964	$571,860	$1,310,472	$125,066	$3,874,362

Interest Bearing Liabilities:
NOW and money market deposit
accounts	$433,058	$38,906	$237,439	$—	$709,403
Savings deposits	113,496	56,748	302,655	—	472,899
Time deposits	553,942	634,717	473,426	2,423	1,664,508
Short-term borrowings	255,691	67,400	—	—	323,091
Long-term borrowings	22,036	5,017	12,023	282	39,358
Company-obligated mandatorily redeemable preferred securities	25,000	—	—	59,800	84,800

Total interest bearing liabilities	$1,403,223	$802,788	$1,025,543	$62,505	$3,294,059

Rate sensitive assets (RSA)	$1,866,964	$2,438,824	$3,749,296	$3,874,362	$3,874,362
Rate sensitive liabilities (RSL)	1,403,223	2,206,011	3,231,554	3,294,059	3,294,059
Cumulative GAP	463,741	232,813	517,742	580,303	580,303
(GAP=RSA–RSL)
RSA/Total assets	43.76%	57.16%	87.88%	90.81%	90.81%
RSL/Total assets	32.89%	51.71%	75.74%	77.21%	77.21%
GAP/Total assets	10.87%	5.46%	12.14%	13.60%	13.60%
GAP/RSA	24.84%	9.55%	13.81%	14.98%	14.98%

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Therefore, we do not rely solely on a gap analysis to manage our interest rate risk, but rather use what we believe to be the more reliable simulation model relating to changes in net interest income.

Based on simulation modeling at June 30, 2003 and December 31, 2002, our net interest income would change over a one-year time period due to changes in interest rates as follows (dollars in thousands):

Change in Net Interest Income Over One Year Horizon

Changes in

At June 30, 2003

At December 31, 2002

Levels of Interest Rates

Dollar Change

Percentage Change

Dollar Change

Percentage Change

+ 2.00%	$2,209	1.51%	$5,176	3.71%
+ 1.00	1,521	1.04	3,876	2.78
(1.00)	(1,613)	(1.10)	(1,864)	(1.34)

Our simulations assume the following:

1.         Changes in interest rates are immediate.

2.         Changes in net interest income between June 30, 2003 and December 31, 2002 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

The table above does not show an analysis of decreases of more than 100 basis points due to the low level of current market interest rates.

Item 4.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2003 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, our disclosure controls and procedures are effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)         Changes in Internal Control Over Financial Reporting: During the quarter ended June 30, 2003, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)          See Exhibit Index.

(b)         During the quarter ended June 30, 2003, we filed two Current Reports on Form 8-K (reporting under Item 12) on April 22, 2003 (filing press release for our 2003 first quarter earnings) and (reporting under Item 9) on June 4, 2003 (filing materials prepared for presentation at an industry conference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14 day of August 2003.

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

31.1	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Executive Officer)*

31.2	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Financial Officer)*

32	Section 1350 Certifications*

* Filed Herewith.