Form 10-Q
period 2003-09-30
MB FINANCIAL INC     /MD
filed 2003-11-14
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

There were outstanding 17,835,459 shares of the registrant’s common stock as of November 14, 2003.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2003

PART I.- FINANCIAL INFORMATION

Item 1. – Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and December 31, 2002

(Amounts in thousands, except common share data)

(Unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Cash and due from banks	$107,470	$90,522
Interest bearing deposits with banks	5,636	1,954
Federal funds sold	—	16,100
Investment securities available for sale	1,068,475	893,553
Loans held for sale	31,605	8,380
Loans (net of allowance for loan losses of $38,513 at September 30, 2003 and $33,890 at December 31, 2002)	2,733,875	2,470,824
Lease investments, net	63,525	68,487
Premises and equipment, net	75,017	50,348
Cash surrender value of life insurance	75,712	73,022
Goodwill, net	70,293	45,851
Other intangibles, net	7,853	2,797
Other assets	46,242	37,743

Total assets	$4,285,703	$3,759,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$554,371	$497,264
Interest bearing	2,781,798	2,522,301
Total deposits	3,336,169	3,019,565
Short-term borrowings	407,702	222,697
Long-term borrowings	38,985	45,998
Company-obligated mandatorily redeemable preferred securities	84,800	84,800
Accrued expenses and other liabilities	51,105	43,334
Total liabilities	3,918,761	3,416,394

Stockholders’ Equity
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued 17,816,458 shares at September 30, 2003 and 17,741,535 at December 31, 2002)	178	177
Additional paid-in capital	70,179	69,531
Retained earnings	285,836	255,241
Accumulated other comprehensive income	10,749	18,783
Less: 15,865 shares of treasury stock, at cost, at December 31, 2002	—	(545)
Total stockholders’ equity	366,942	343,187

Total liabilities and stockholders’ equity	$4,285,703	$3,759,581

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except common share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Interest income:
Loans	$40,767	$41,501	$124,219	$120,982
Investment securities:
Taxable	9,418	11,401	27,458	33,185
Nontaxable	1,526	847	3,579	2,592
Federal funds sold	1	98	187	269
Other interest bearing accounts	8	10	44	34
Total interest income	51,720	53,857	155,487	157,062

Interest expense:
Deposits	12,185	16,939	41,385	51,469
Short-term borrowings	1,134	895	2,947	2,943
Long-term borrowings and redeemable preferred securities	1,972	1,480	6,177	3,000
Total interest expense	15,291	19,314	50,509	57,412
Net interest income	36,429	34,543	104,978	99,650

Provision for loan losses	5,405	3,320	10,219	10,520
Net interest income after provision for loan losses	31,024	31,223	94,759	89,130

Other income:
Loan service fees	1,615	927	4,576	3,923
Deposit service fees	4,745	2,826	12,942	8,145
Lease financing, net	4,620	2,207	10,893	3,460
Trust, asset management and brokerage fees	3,498	1,211	9,980	3,543
Net gain on sale of securities available for sale	827	22	529	1,295
Increase in cash surrender value of life insurance	872	1,025	2,690	3,093
Gain on sale of bank subsidiary	—	—	3,083	—
Other operating income	919	1,222	4,631	3,665
	17,096	9,440	49,324	27,124

Other expense:
Salaries and employee benefits	15,927	12,929	46,706	36,333
Occupancy and equipment expense	4,198	4,015	12,950	11,931
Computer services expense	942	832	3,074	2,495
Other intangibles amortization expense	296	262	867	713
Advertising and marketing expense	1,053	828	3,018	2,452
Professional and legal expense	585	599	4,167	2,600
Brokerage fee expense	1,130	—	2,739	—
Prepayment fee on Federal Home Loan Bank advances	—	—	1,146	—
Other operating expenses	4,343	3,442	12,422	10,179
	28,474	22,907	87,089	66,703

Income before income taxes	19,646	17,756	56,994	49,551

Income taxes	6,028	5,574	17,882	15,477
Net Income	$13,618	$12,182	39,112	34,074

Common share data:
Basic earnings per common share	$0.77	$0.69	$2.20	$1.94
Diluted earnings per common share	$0.75	$0.68	$2.16	$1.90
Weighted average common shares outstanding	17,787,066	17,654,314	17,745,848	17,583,624
Diluted weighted average common shares outstanding	18,234,094	18,039,483	18,136,654	17,943,028

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash Flows From Operating Activities
Net income	$39,112	$34,074
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,919	16,085
Gain on disposal of premises and equipment and leased equipment	(1,841)	(620)
Amortization of other intangibles	867	713
Provision for loan losses	10,219	10,520
Deferred income tax benefit	(1,272)	(3,396)
Amortization of premiums and discounts on investment securities, net	10,862	3,608
Net gain on sale of investment securities available for sale	(529)	(1,295)
Proceeds from sale of loans held for sale	81,956	25,771
Origination of loans held for sale	(104,405)	(32,299)
Net gains on sale of loans held for sale	(776)	(501)
Increase in cash surrender value of life insurance	(2,690)	(3,093)
Gain on sale of bank subsidiary	(3,083)	—
Interest only securities accretion	(206)	(626)
Increase in other assets	(9,203)	(1,347)
Decrease in other liabilities	(1,442)	(13,140)
Net cash provided by operating activities	41,488	34,454

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	79,284	83,191
Proceeds from maturities and calls of investment securities available for sale	341,731	239,172
Purchase of investment securities available for sale	(464,340)	(357,191)
Net increase in loans	(30,721)	(47,798)
Purchases of premises and equipment and leased equipment	(45,809)	(10,377)
Proceeds from sales of premises and equipment and leased equipment	6,451	3,317
Principal collected on lease investments	3,087	3,218
Purchase of bank owned life insurance	—	(35,000)
Cash paid, net of cash and cash equivalents acquired in acquisitions	(23,404)	(42,663)
Cash and cash equivalents sold in sale of bank subsidiary, net	(22,158)	—
Proceeds received from interest only securities	730	3,750
Net cash used in investing activities	(155,149)	(160,381)

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(69,816)	97,050
Net increase (decrease) in short-term borrowings	202,343	(58,868)
Proceeds from long-term borrowings	9,264	66,506
Principal paid on long-term borrowings	(16,277)	(4,628)
Treasury stock transactions, net	(60)	(222)
Stock options exercised	1,254	1,323
Dividends paid on common stock	(8,517)	(7,893)
Net cash provided by financing activities	118,191	93,268

Net increase (decrease) in cash and cash equivalents	$4,530	$(32,659)

Cash and cash equivalents:
Beginning of period	108,576	130,480

End of period	$113,106	$97,821

See Accompanying Notes to Consolidated Financial Statements.

(Continued)

	Nine Months Ended September 30,
	2003	2002

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$52,083	$58,492
Income taxes paid, net	11,079	12,081
Real estate acquired in settlement of loans	1,058	526

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$178,832	$111,656
Loans, net	262,439	109,099
Lease investments, net	—	27,446
Premises and equipment, net	6,482	3,891
Goodwill, net	28,597	13,820
Other intangibles, net	5,923	973
Other assets	7,806	5,813
Total non cash assets acquired	490,079	272,698

Liabilities assumed:
Deposits	453,140	182,823
Short-term borrowings	—	21,772
Long-term borrowings	—	11,144
Accrued expenses and other liabilities	13,535	9,296
Total liabilities assumed	466,675	225,035
Net non cash assets acquired	$23,404	$47,663

Cash and cash equivalents acquired	$69,696	$21,095

Stock issuance in lieu of cash paid in acquisition	$—	$5,000

Sale of bank subsidiary

Noncash assets sold:
Investment securities available for sale	$26,512	$—
Loans, net	27,249	—
Premises and equipment, net	439	—
Goodwill, net	4,155	—
Other assets	1,034	—
Total non cash assets sold	59,389	—

Liabilities sold:
Deposits	66,720	—
Short-term borrowings	17,338	—
Accrued expenses and other liabilities	572	—
Total liabilities sold	84,630	—
Net non cash liabilities sold	$25,241	$—

Cash and cash equivalents sold	$38,458	$—
Cash proceeds from sale of bank subsidiary	16,300	—
Cash and cash equivalents sold in sale of bank subsidiary, net	$22,158	$—

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
(Unaudited)

NOTE 1.       BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the Company) and its subsidiaries, including its two wholly owned national bank subsidiaries (collectively, the Banks): MB Financial Bank, N.A. and Union Bank, N.A.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 2.       MERGERS, ACQUISITIONS AND DISPOSITIONS

On May 6, 2003, the Company completed its sale of Abrams Centre Bancshares, Inc. and its subsidiary, Abrams Centre National Bank (Abrams) for $16.3 million in cash.  The sale resulted in a $3.1 million gain for the Company in the second quarter of 2003.  As of the sale date, Abrams had approximately $98.4 million in assets.

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

Pro forma results of operation for South Holland for the nine month period ended September 30, 2003 and the three and nine months ended September 30, 2002 are not included as South Holland would not have had a material impact on the Company’s financial statements.

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

Pro forma results of operation for LaSalle for the three and nine months ended September 30, 2002 are not included as LaSalle would not have had a material impact on the Company’s financial statements.

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

Pro forma results of operation for Lincolnwood for the three and nine months ended September 30, 2002 are not included as Lincolnwood would not have had a material impact on the Company’s financial statements.

NOTE 3.       COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale and interest only receivables arising during the periods, net of tax.  For the three and nine month periods ended September 30, 2003, comprehensive income was $5.8 million and $31.1 million, and for the three and nine months ended September 30, 2002, comprehensive income was $19.8 million and $44.0 million, respectively.

NOTE 4.       EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except share and per share data):

Three Months Ended September 30,

Nine Months Ended September 30,

	2003	2002	2003	2002

Basic:
Net income	$13,618	$12,182	$39,112	$34,074
Average shares outstanding	17,787,066	17,654,314	17,745,848	17,583,624
Basic earnings per share	$0.77	$0.69	$2.20	$1.94

Diluted:
Net income	$13,618	$12,182	$39,112	$34,074
Average shares outstanding	17,787,066	17,654,314	17,745,848	17,583,624
Net effect of dilutive stock options	447,028	385,169	390,806	359,404
Total	18,234,094	18,039,483	18,136,654	17,943,028
Diluted earnings per share	$0.75	$0.68	$2.16	$1.90

NOTE 5.       GOODWILL AND INTANGIBLES

On January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead is subject to at least annual assessments for impairment by applying a fair-value based test.  SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  No impairment loss was necessary in 2002 or through September 30, 2003.

The following table presents the changes in the carrying amount of goodwill during the nine months ended September 30, 2003 and the year ended December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002

Balance at beginning of period	$45,851	$32,031
Goodwill acquired	28,597	13,820
Goodwill related to bank subsidiary sold	(4,155)	—
Balance at end of period	$70,293	$45,851

The Company has other intangible assets consisting of core deposit intangibles that are amortized.  The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value during the nine months ended September 30, 2003 and the year ended December 31, 2002 (in thousands):

	September 30, 2003	December 31, 2002

Balance at beginning of period	$2,797	$2,795
Amortization expense	(867)	(971)
Other intangibles acquired	5,923	973
Balance at end of period	$7,853	$2,797

Gross carrying amount	$22,219	$16,296
Accumulated amortization	(14,366)	(13,499)
Net book value	$7,853	$2,797

The following table shows the estimated amortization expense of other intangible assets (in thousands):

Year ending December 31,
2003	$1,160
2004	1,124
2005	921
2006	658
2007	446

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

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments, including mandatorily redeemable preferred securities, were previously classified by some issuers as equity or as mezzanine debt.  The Company adopted SFAS No. 150 effective July 1, 2003 and the adoption of the standard did not materially impact the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  For calendar-year public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation’s implementation date is as of December 31, 2003.  The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

NOTE 7.       PRO FORMA IMPACT OF STOCK-BASED COMPENSATION PLANS

As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company measures stock-based compensation cost in accordance with the methods prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  As stock options are granted at fair value, there are no charges to earnings associated with stock options granted.  Accordingly, no compensation cost has been recognized for grants made to date.  Had compensation cost been determined based on the fair value method prescribed in SFAS No. 123, amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, reported net income and earnings per common share would have been reduced to the pro forma amounts shown below (dollars in thousands, except earnings per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income as reported	$13,618	$12,182	$39,112	$34,074
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(233)	(126)	(613)	(311)
Pro forma net income	$13,385	$12,056	$38,499	$33,763

Earnings per share:
Basic – as reported	$0.77	$0.69	$2.20	$1.94
Basic – pro forma	0.75	0.68	2.17	1.92

Diluted – as reported	$0.75	$0.68	$2.16	$1.90
Diluted – pro forma	0.73	0.67	2.12	1.88

NOTE 8.       LONG TERM BORROWINGS

At September 30, 2003 and December 31, 2002, long-term borrowings included $20.0 million in unsecured floating rate subordinated debt.  The Company has the option to select an interest rate equal to 1-month, 3-month, or 6-month LIBOR, or other LIBOR rate agreed upon by the Agent, plus 2.60%, and interest is paid monthly.  Terms for this seven-year instrument are interest payments only for two years, with equal quarterly principal amortization over the final five years, with a maturity date in January 2009.  Prepayment is allowed at any time without penalty.

The Company had Federal Home Loan Bank advances with maturities greater than one year of $862 thousand and $8.7 million at September 30, 2003 and December 31, 2002, respectively.  As of September 30, 2003, the advances had fixed interest rates ranging from 3.87% to 4.66%.

The Company had notes payable to banks totaling $18.1 million and $17.3 million at September 30, 2003 and December 31, 2002, respectively, which accrue interest at rates ranging from 3.90% to 9.50%.  Lease investments includes equipment with an amortized cost of $20.9 million and $20.5 million at September 30, 2003 and December 31, 2002, respectively, that is pledged as collateral on these notes.

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

The table below summarizes the outstanding trust preferred securities issued by each trust and the junior subordinated debentures issued by the Company to each trust as of September 30, 2003 (dollars in thousands):

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

NOTE 10.     DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps to hedge its interest rate risk. The Company had five fair value commercial loan interest rate swaps with a notional amount of $11.5 million at September 30, 2003.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position recorded at fair value.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable was approximately $72 thousand and $148 thousand for the three and nine month periods ended September 30, 2003, respectively.  The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount considered to be immaterial.  At September 30, 2003, the Company’s credit exposure relating to interest rate swaps was immaterial.

Activity in the notional amounts of end-user derivatives for the nine months ended September 30, 2003, is summarized as follows (in thousands):

	Amortizing Interest Rate Swaps	Non-Amortizing Interest Rate Swaps	Total Derivatives
Balance at December 31, 2002	$4,994	$—	$4,994
Additions	6,708	—	6,708
Amortization	(200)	—	(200)
Balance at September 30, 2003	$11,502	$—	$11,502

The following table summarizes the weighted average receive and pay rates for the interest rate swaps at September 30, 2003 (dollars in thousands):

	Notional Amount	Estimated Fair Value	Weighted Average
			Receive Rate	Pay Rate
Interest Rate Swaps:
Receive variable/pay fixed	$11,502	$(23)	3.26%	5.90%

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

At September 30, 2003 and December 31, 2002, the following financial instruments were outstanding whose contract amounts represent credit risk (in thousands):

	Contract Amount
	September 30, 2003	December 31, 2002
Commitments to extend credit:
Home equity lines	$154,116	$121,523
Other commitments	598,139	510,453

Letters of credit:
Standby	71,999	20,789
Commercial	7,958	2,578

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of September 30, 2003, the maximum remaining term for any standby letter of credit was August 31, 2008.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At September 30, 2003, the contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $56.6 million to $80.0 million from $23.4 million at December 31, 2002.  The increase was largely due to the acquisition of South Holland, which had approximately $37.0 million in standby letters of credit at its acquisition date.

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

Overview

Set forth below are significant items that occurred during the third quarter of 2003:

•                  Diluted EPS of $0.75, up 10.3% from the third quarter of 2002;

•                  Net income of $13.6 million for the quarter, up 11.8% from a year ago;

•                  Return on average equity of 14.95% for the quarter;

•                  Return on average assets of 1.28% for the quarter;

•                  Net gains on sale of securities available for sale increased $805 thousand to $827 thousand from the third quarter of 2002;

•                  Reclassified our $7.7 million mobile home loan portfolio to loans held for sale and recorded a lower of cost or market adjustment, reducing other operating income by $800 thousand;

•                  Increased our quarterly cash dividend 20% over the second quarter of 2003 to $0.18 per share;

•                  Board authorized the repurchase of up to 300,000 of our outstanding shares;

•                  Acquired a new corporate headquarters building in Rosemont, Illinois for $19.3 million.

See “Results of Operations” section below for details regarding our 2003 third quarter and year-to-date performance.

General

The profitability of our operations depends primarily on our net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities.  Our net income is affected by our provision for loan losses as well as other income and other expenses.  The provision for loan losses reflects the amount that we believe is adequate to cover probable credit losses in the loan portfolio.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, trust, asset management and brokerage fees, net gains (losses) on the sale of securities available for sale, increase in cash surrender value of life insurance and other operating income.  Other expenses include salaries and employee benefits along with occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal, intangibles amortization expense and other operating expenses.

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

Results of Operations

Third Quarter Results

Net income was $13.6 million for the third quarter of 2003 compared to $12.2 million for the third quarter of 2002, an increase of 11.8%.  Net interest income, the largest component of net income, was $36.4 million for the three months ended September 30, 2003, an increase of $1.9 million, or 5.5% from $34.5 million for the third quarter of 2002.  Net interest income grew primarily due to a $432.3 million, or 12.6% increase in average interest earning assets, which offset a 22 basis point decline in the net interest margin, expressed on a fully tax equivalent basis, to 3.83% from the comparable 2002 period.  The increase in average interest earning assets was due to the acquisition of South Holland in the first quarter of 2003 and continued growth of our commercial lending business.

The provision for loan losses increased by $2.0 million to $5.4 million in the third quarter of 2003 from $3.3 million in the comparable 2002 period.  The increase was due to increases in non-performing loans and net charge-offs during the quarter.

Other income increased $7.7 million, or 81.1% to $17.1 million for the quarter ended September 30, 2003 from $9.4 million for the comparable 2002 period.  Net lease financing increased by $2.4 million, due to $1.1 million in additional revenues resulting from the acquisition of LaSalle in the third quarter of 2002 and improved residual performance within the lease investment portfolio.  Trust, asset management and brokerage fees increased by $2.3 million due to a $1.6 million increase in brokerage fees and a $707 thousand increase in income from trust and asset management activities.  Brokerage fees increased due to additional revenues generated by MB Financial Bank’s wholly owned full service broker/dealer, Vision Investment Services, Inc. (Vision), acquired in the South Holland merger.  The $707 thousand increase in trust and asset management income was due to an additional $722 thousand in revenues generated by the South Holland trust business.  Deposit service fees increased by $1.9 million due to a $1.6 million increase in NSF and overdraft fees, which grew due to the introduction of a new overdraft protection product and other deposit service pricing methods that went into effect in January 2003, as well as the acquisition of South Holland.  Net gains on sale of securities available for sale increased by $805 thousand due to a $827 thousand gain incurred in 2003 compared to a $22 thousand gain in 2002.  Loan service fees increased by $688 thousand to $1.6 million due primarily to increases in prepayment fees and letter of credit fees of $318 thousand and $162 thousand, respectively.  Other operating income declined by $303 thousand due primarily to an $800 thousand lower of cost or market adjustment on mobile home loans, acquired in an acquisition several years ago, that were transferred to loans held for sale.

Other expense increased by $5.6 million, or 24.3% to $28.5 million for the three months ended September 30, 2003 from $22.9 million for the three months ended September 30, 2002.  Salaries and employee benefits increased by $3.0 million due to the South Holland and LaSalle acquisitions and our continued investment in personnel.  Brokerage fee expense increased by $1.1 million due to the Vision acquisition during the 2003 period.  Other operating expense increased $901 thousand primarily due to the LaSalle and South Holland acquisitions referred to above.

Income tax expense for the three months ended September 30, 2003 increased $454 thousand to $6.0 million compared to $5.6 million for the comparable period in 2002.  The effective tax rate was 30.7% and 31.4% for the three months ended September 30, 2003 and 2002, respectively.  The decline in the effective tax rate was primarily due to a $679 thousand increase in nontaxable investment securities income during the third quarter of 2003 compared to the same period in 2002.

Year-To-Date Results

Net income was $39.1 million for the nine months ended September 30, 2003 compared to $34.1 million for the nine months ended September 30, 2002, an increase of 14.8%.  Net interest income, the largest component of net income, was $105.0 million for the nine months ended September 30, 2003, an increase of $5.3 million, or 5.3% from $99.7 million for the first nine months of 2002.  Net interest income grew primarily due to a $464.8 million, or 14.0% increase in average interest earning assets, which offset a 30 basis point decline in the net interest margin, expressed on a fully tax equivalent basis, to 3.78%.  The increase in average earning assets was primarily due to the acquisition of Lincolnwood in the second quarter of 2002, South Holland in the first quarter of 2003, and growth of our commercial lending business.

The provision for loan losses declined by $301 thousand to $10.2 million in the first nine months of 2003 from $10.5 million in the comparable 2002 period.

Other income increased $22.2 million, or 81.8% to $49.3 million for the nine months ended September 30, 2003 from $27.1 million for the comparable 2002 period.  Net lease financing increased by $7.4 million primarily due to $5.1 million in additional revenues from LaSalle, which was acquired in the third quarter of 2002, and improved residual performance within the lease investment portfolio.  Trust, asset management and brokerage fees increased by $6.4 million due to a $4.4 million increase in brokerage fees and a $2.0 million increase in income from trust and asset management activities.  Brokerage fees increased due to the acquisition of Vision.  The $2.0 million increase in trust and asset management income was primarily due to an additional $1.8 million in revenues generated by the South Holland trust business.  Deposit service fees increased by $4.8 million primarily due to a $3.9 million increase in NSF and overdraft fees, which grew due to the introduction of a new overdraft protection product and other deposit service pricing methods that went into effect in January 2003, as well as the acquisition of South Holland.  The sale of Abrams in the second quarter of 2003 resulted in a $3.1 million gain.  Other operating income increased by $966 thousand primarily due to the LaSalle, South Holland, and Lincolnwood acquisitions referred to above, as well as $1.6 million in gains on sale of real estate loans which were offset by an $800 thousand lower of cost or market adjustment on mobile home loans transferred to loans held for sale in the third quarter of 2003.

Other expense increased by $20.4 million, or 30.6% to $87.1 million for the nine months ended September 30, 2003 from $66.7 million for the nine months ended September 30, 2002.  Salaries and employee benefits increased by $10.4 million due to the South Holland, Lincolnwood and LaSalle acquisitions and our continued investment in personnel.  Brokerage fee expense increased by $2.7 million due to the acquisition of Vision.  Other operating expense increased by $2.2 million due to the acquisitions referred to above.  Professional and legal expense increased by $1.6 million.  This increase was primarily due to the write off of $1.0 million in costs associated with planning construction of a new corporate headquarters prior to management’s decision to pursue the more cost-effective option of purchasing an existing building in Rosemont, Illinois.  In conjunction with the sale of Abrams, we settled litigation costing approximately $300 thousand.  Additionally, we incurred approximately $400 thousand in legal expense as the plaintiff in litigation defending our corporate trademark.  Prepayment penalty on Federal Home Loan Bank advances increased by $1.1 million due to a penalty incurred in the 2003 period on the payoff of $8.1 million in long-term advances as we better positioned our balance sheet.  Occupancy and equipment expense, computer services expense and advertising and marketing expense increased by $1.0 million, $579 thousand and $566 thousand, respectively, due to the LaSalle, South Holland, and Lincolnwood acquisitions referred to above.

Income tax expense for the nine months ended September 30, 2003 increased $2.4 million to $17.9 million compared to $15.5 million for the first nine months of 2002.  The effective tax rate was 31.4% and 31.2% for the nine months ended September 30, 2003 and 2002, respectively.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$2,776,835	$40,730	5.82%	$2,449,439	$41,428	6.71%
Loans exempt from federal income taxes (3)	3,474	57	6.42	6,051	113	7.41
Taxable investment securities	913,573	9,418	4.12	866,087	11,401	5.22
Investment securities exempt from federal income taxes (3)	163,343	2,348	5.62	81,819	1,303	6.32
Federal funds sold	262	1	0.95	24,387	98	1.59
Other interest bearing deposits	4,656	8	0.68	2,024	10	1.96
Total interest earning assets	3,862,143	52,562	5.40	3,429,807	54,353	6.29
Non-interest earning assets	366,644			314,749
Total assets	$4,228,787			$3,744,556

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$702,246	$1,266	0.72%	$578,848	$2,221	1.52%
Savings deposits	475,875	660	0.55	370,150	910	0.98
Time deposits	1,603,374	10,259	2.54	1,687,056	13,808	3.25
Short-term borrowings	346,821	1,134	1.30	166,870	895	2.13
Long-term borrowings and redeemable preferred securities	123,617	1,972	6.24	94,218	1,480	6.23
Total interest bearing liabilities	3,251,933	15,291	1.87	2,897,142	19,314	2.64
Non-interest bearing deposits	558,235			484,107
Other non-interest bearing liabilities	57,274			40,812
Stockholders’ equity	361,345			322,495
Total liabilities and stockholders’ equity	$4,228,787			$3,744,556
Net interest income/interest rate spread (4)		$37,271	3.53%		$35,039	3.65%

Net interest margin on a fully tax equivalent basis (5)			3.83%			4.05%
Net interest margin (5)			3.74%			4.00%

(1)                  Non-accrual loans are included in average loans.

(2)                  Interest income includes loan origination fees of $977 thousand and $1.0 million for the three months ended September 30, 2003 and 2002, respectively.

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

Net interest income on a tax equivalent basis increased $2.3 million, or 6.4% to $37.3 million for the quarter ended September 30, 2003 from $35.0 million for the third quarter of 2002.  Tax-equivalent interest income decreased $1.8 million due to an 89 basis point decline in the yield on average interest earning assets to 5.40%.  The decrease in yield was partially offset by a $432.3 million, or 12.6% increase in average interest earning assets, comprised of a $324.8 million, or 13.2% increase in average loans, a $129.0 million, or 13.6% increase in average investment securities, offset by a $24.1 million decrease in average federal funds sold.  The increase in average interest earning assets and average interest bearing liabilities is primarily due to the acquisition of South Holland in the first quarter of 2003 and growth of our commercial lending business.  The net interest margin expressed on a fully tax equivalent basis declined 22 basis points to 3.83% in the third quarter of 2003 from 4.05% in the comparable 2002 period.  Of this decline in the net interest margin, approximately 6 basis points is due to additional premium amortization expense on mortgage-backed securities caused by higher than expected prepayments during the third quarter of 2003.  The remaining decrease is primarily due to interest margin compression caused by the decline in market rates during 2003.

The net interest margin expressed on a fully tax equivalent basis increased by 11 basis points to 3.83% in the third quarter of 2003 from 3.72% in the second quarter of 2003 as interest bearing liabilities continue to reprice at current market rates.

AVERAGE BALANCES, INTEREST RATES AND YIELDS - CONTINUED

(Dollars in thousands)

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$2,738,411	$124,099	6.06%	$2,393,340	$120,680	6.74%
Loans exempt from federal income taxes (3)	3,682	185	6.63	8,666	465	7.17
Taxable investment securities	881,572	27,458	4.15	807,862	33,185	5.49
Investment securities exempt from federal income taxes (3)	129,497	5,506	5.61	82,126	3,988	6.49
Federal funds sold	22,271	187	1.11	21,956	269	1.64
Other interest bearing deposits	6,174	44	0.95	2,905	34	1.56
Total interest earning assets	3,781,607	157,479	5.57	3,316,855	158,621	6.39
Non-interest earning assets	362,321			305,968
Total assets	$4,143,928			$3,622,823

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$675,430	$4,709	0.93%	$574,525	$5,754	1.34%
Savings deposits	462,128	2,449	0.71	361,040	2,668	0.99
Time deposits	1,652,646	34,227	2.77	1,620,361	43,047	3.55
Short-term borrowings	269,179	2,947	1.46	174,230	2,943	2.26
Long-term borrowings and redeemable preferred securities	127,335	6,177	6.40	74,618	3,000	5.38
Total interest bearing liabilities	3,186,718	50,509	2.12	2,804,774	57,412	2.74
Non-interest bearing deposits	545,094			470,828
Other non-interest bearing liabilities	56,540			39,374
Stockholders’ equity	355,576			307,847
Total liabilities and stockholders’ equity	$4,143,928			$3,622,823
Net interest income/interest rate spread (4)		$106,970	3.45%		$101,209	3.65%

Net interest margin on a fully tax equivalent basis (5)			3.78%			4.08%
Net interest margin (5)			3.71%			4.02%

(1)                  Non-accrual loans are included in average loans.

(2)                  Interest income includes loan origination fees of $3.0 million and $2.5 million for the nine months ended September 30, 2003 and 2002, respectively.

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

Net interest income on a tax equivalent basis increased $5.8 million, or 5.7% to $107.0 million for the nine months ended September 30, 2003 from $101.2 million for the comparable period in 2002.  Tax-equivalent interest income declined by $1.1 million due to an 82 basis point decline in tax-equivalent yield.  The decline in yield was partially offset by a $464.8 million, or 14.0% increase in average interest earning assets, comprised of a $340.1 million, or 14.2% increase in average loans and a $121.1 million, or 13.6% increase in average investment securities.  The increase in average interest earning assets and average interest bearing liabilities is primarily due to the acquisition of South Holland in the first quarter of 2003 and growth of our commercial lending business.  The net interest margin expressed on a fully tax equivalent basis declined 30 basis points to 3.78% in the first nine months of 2003 from 4.08% in the comparable 2002 period.  Of this decline in the net interest margin, approximately 11 basis points is due to an additional $59.8 million in trust preferred securities issued in August 2002.  Premium amortization expense on mortgage-backed securities caused a further decline of 5 basis points due to higher than expected prepayments during the 2003 period.  The remaining decrease is primarily due to interest margin compression caused by the decline in market rates during 2003.

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

	Three Months Ended September 30, 2003 Compared to September 30, 2002			Nine Months Ended September 30, 2003 Compared to September 30, 2002
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change

Interest Earning Assets:
Loans	$5,174	$(5,872)	$(698)	$16,389	$(12,970)	$3,419
Loans exempt from federal income taxes (1)	(43)	(13)	(56)	(252)	(28)	(280)
Taxable investment securities	598	(2,581)	(1,983)	2,827	(8,554)	(5,727)
Investment securities exempt from federal Income taxes (1)	1,183	(138)	1,045	2,065	(547)	1,518
Federal funds sold	(92)	(5)	(97)	4	(86)	(82)
Other interest bearing deposits	8	(10)	(2)	27	(17)	10
Total increase in interest income	6,828	(8,619)	(1,791)	21,060	(22,202)	(1,142)

Interest Bearing Liabilities:
NOW and money market deposit accounts	401	(1,356)	(955)	899	(1,944)	(1,045)
Savings deposits	215	(465)	(250)	642	(861)	(219)
Time deposits	(657)	(2,892)	(3,549)	842	(9,662)	(8,820)
Short-term borrowings	688	(449)	239	1,261	(1,257)	4
Long-term borrowings and redeemable preferred securities	469	23	492	2,458	719	3,177
Total increase in interest expense	1,116	(5,139)	(4,023)	6,102	(13,005)	(6,903)
Increase (decrease) in net interest income	$5,712	$(3,480)	$2,232	$14,958	$(9,197)	$5,761

(1)          Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets increased $526.1 million or 14.0% to $4.3 billion at September 30, 2003 from $3.8 billion at December 31, 2002.  During this period, South Holland was purchased which had $560.3 million in assets at the acquisition date, and Abrams was sold, which had assets totaling $98.4 million at the sale date.  Net loans increased by $263.1 million, or 10.6% to $2.7 billion at September 30, 2003 from $2.5 billion at December 31, 2002.  The increase was largely due to the acquisition of South Holland, which had net loans of $262.4 million at the acquisition date, as well as internal loan growth.  These increases were partially offset by the sale of $20.5 million in residential real estate loans included in the loans acquired from South Holland and the sale of Abrams, which had net loans of $27.2 million at the sale date.  Investment securities available for sale increased by $174.9 million, or 19.6%, primarily due to the acquisition of South Holland, which had investment securities available for sale of $178.8 million at the acquisition date.  Goodwill increased by $24.4 million primarily due to goodwill in the South Holland acquisition, partially offset by a reduction of goodwill due to the sale of Abrams.

Total liabilities increased by $502.4 million, or 14.7% to $3.9 billion at September 30, 2003 from $3.4 billion at December 31, 2002.  Total deposits grew by $316.6 million, or 10.5%.  The increase in deposits was largely due to $453.1 million in deposits acquired through the acquisition of South Holland, offset by $66.7 million in deposits sold in conjunction with the sale of Abrams and approximately $40.0 million in money market accounts reclassified to securities sold under agreement to repurchase.  Short-term borrowings increased by $185.0 million, or 83.1% due to increases in FHLB advances and securities sold under agreement to repurchase of $128.0 million and $64.2 million, which were partially offset by a $7.2 million decline in federal funds purchased.  Long-term borrowings decreased by $7.0 million, or 15.2% due to the prepayment of $8.1 million in FHLB advances during the second quarter of 2003.

Total stockholders’ equity increased $23.7 million, or 6.9% to $366.9 million at September 30, 2003 compared to $343.2 million at December 31, 2002.  The growth was due to net income of $39.1 million, partially offset by $8.5 million, or $0.48 per share cash dividends and an $8.0 million decline in accumulated other comprehensive income.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	September 30, 2003		December 31, 2002		September 30, 2002
	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$637,927	23.01%	$558,208	22.29%	$522,560	21.21%
Commercial loans collateralized by assignment of lease payments	243,027	8.77%	274,290	10.95%	284,625	11.55%
Commercial real estate	1,063,741	38.36%	902,755	36.04%	873,525	35.46%
Residential real estate	348,945	12.59%	373,181	14.90%	387,374	15.73%
Construction real estate	257,591	9.29%	204,728	8.17%	200,386	8.14%
Installment and other	221,157	7.98%	191,552	7.65%	194,816	7.91%
Gross loans (1)	2,772,388	100.00%	2,504,714	100.00%	2,463,286	100.00%
Allowance for loan losses	(38,513)		(33,890)		(33,080)
Net loans	$2,733,875		$2,470,824		$2,430,206

(1)          Gross loan balances at September 30, 2003, December 31, 2002, and September 30, 2002 are net of unearned income, including net deferred loan fees of $4.3 million, $4.2 million, and $3.8 million, respectively.

Net loans increased by $263.1 million, or 10.6% to $2.7 billion at September 30, 2003 from $2.5 billion at December 31, 2002.  The increase was largely due to the acquisition of South Holland, which had net loans of $262.4 million at the acquisition date.  This increase was partially offset by the sale of $20.5 million in residential real estate loans included in the loans acquired from South Holland, as well as the sale of Abrams, which had net loans of $27.2 million at the sale date.  Excluding the effects of the acquisition of South Holland, sale of certain South Holland loans, and the sale of Abrams, commercial real estate, construction real estate, and commercial loans grew by $63.9 million, $39.6 million, and $26.5 million, respectively, while residential real estate, commercial loans collateralized by assignment of lease payments, and installment decreased by $49.1 million, $31.3 million, and $439 thousand, respectively.  Commercial loans collateralized by assignment of lease payments declined as many companies are opting to purchase capital assets rather than lease in the current interest rate environment.

Net loans increased by $303.7 million, or 12.5% to $2.7 billion at September 30, 2003 from $2.4 billion at September 30, 2002.  The increase was largely due to the South Holland acquisition and growth of the commercial portfolio, offset by the sale of Abrams.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollar amounts in thousands):

September 30, 2003

December 31, 2002

September 30, 2002

Non-performing loans:
Non-accrual loans	$23,240	$21,359	$17,141
Loans 90 days or more past due, still accruing interest	2,369	624	399
Total non-performing loans	25,609	21,983	17,540
Other real estate owned	472	549	370
Other repossessed assets	—	10	6
Total non-performing assets	$26,081	$22,542	$17,916
Total non-performing loans to total loans	0.92%	0.88%	0.71%
Allowance for loan losses to non-performing loans	150.39%	154.16%	188.60%
Total non-performing assets to total assets	0.61%	0.60%	0.47%

Loans 90 days or more past due, still accruing interest increased $1.7 million, or 279.7%, to $2.4 million at September 30, 2003 from $624 thousand at December 31, 2002.  The increase was primarily due to one commercial real estate loan of $1.5 million going through an extended renewal process due to the death of one of the principal borrowers.

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

A reconciliation of the activity in our allowance for loan losses follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$37,599	$31,290	$33,890	$27,500
Additions from acquisition	—	—	3,563	1,212
Provision for loan losses	5,405	3,320	10,219	10,520
Charge-offs	(6,007)	(1,936)	(11,908)	(7,368)
Recoveries	1,516	406	3,277	1,216
Allowance related to bank subsidiary sold	—	—	(528)	—
Balance at September 30,	$38,513	$33,080	$38,513	$33,080
Total loans at September 30,	$2,772,388	$2,463,286	$2,772,388	$2,463,286
Ratio of allowance for loan losses to total loans	1.39%	1.34%	1.39%	1.34%

Net charge-offs increased by $3.0 million in the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002.  Charge-offs increased by $4.1 million due to the charge-off of one commercial loan for $3.1 million and one commercial real estate loan for $1.0 million.  Recoveries increased $1.1 million primarily due to recoveries on three loan relationships totaling $925 thousand.  The provision for loan losses increased by $2.1 million to $5.4 million in the quarter ended September 30, 2003 from $3.3 million in the quarter ended September 30, 2002.  The increase was due to increases in non-performing loans and net charge-offs during the quarter.

Net charge-offs increased by $2.5 million in the nine months ended September 30, 2003 compared to the comparable 2002 period due to a $4.5 million increase in charge-offs offset by a $2.0 million increase in recoveries.  The increase in charge-offs was primarily due to the charge-off of two loan relationships totaling $4.1 million in the third quarter of 2003, as noted above.  Recoveries increased approximately $2.0 million due to our diligent collection efforts.  The provision for loan losses declined by $301 thousand to $10.2 million in the nine months ended September 30, 2003 from $10.5 million in the nine months ended September 30, 2002.  In the second quarter of 2003, the allowance was reduced by $528 thousand in conjunction with the sale of Abrams.  The acquisitions of

South Holland and Lincolnwood added $3.6 million and $1.2 million to the allowance in the first quarter of 2003 and second quarter of 2002, respectively.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans.  An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	September 30, 2003		December 31, 2002		September 30, 2002
	Amount	Percent	Amount	Percent	Amount	Percent

Commercial	$10,805	23.01%	$9,117	22.29%	$7,563	21.21%
Commercial loans collateralized by assignment of lease payments	4,139	8.77%	3,070	10.95%	2,942	11.55%
Commercial real estate	8,289	38.36%	7,541	36.04%	6,438	35.46%
Construction real estate	2,554	9.29%	1,980	8.17%	1,952	8.14%
Consumer portfolio (1)	5,409	20.57%	4,493	22.55%	6,705	23.64%
Unallocated	7,317	—	7,689	—	7,480	—
Total	$38,513	100.00%	$33,890	100.00%	$33,080	100.00%

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

Potential problem loans are loans included on the watch list presented to the boards of directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Our decision to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that we recognize a higher degree of risk associated with these loans.  The aggregate principal amounts of potential problem loans as of September 30, 2003, December 31, 2002, and September 30, 2002 were approximately $65.5 million, $41.1 million, and $25.7 million, respectively.  Potential problem loans increased $24.4 million from December 31, 2002 primarily due to three golf course loan relationships totaling $7.6 million and three commercial loans totaling $6.4 million obtained in our acquisition of South Holland.  The remaining increase is due to an $11.5 million increase in loans classified as Special Mention from $25.9 million at December 31, 2002 to $37.4 million at September 30, 2003.

Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment.  The credit quality of the lessee generally is in one of the top four rating categories of Moody’s or Standard & Poors, or the equivalent as determined by us.

Lease investments by categories follow (in thousands):

	September 30, 2003	December 31, 2002	September 30, 2002

Direct finance leases:
Minimum lease payments	$25,484	$23,490	$25,659
Estimated unguaranteed residual values	2,665	2,284	2,948
Less: unearned income	(3,170)	(2,517)	(3,150)
Direct finance leases (1)	$24,979	$23,257	$25,457

Leveraged leases:
Minimum lease payments	$29,849	$32,018	$31,786
Estimated unguaranteed residual values	2,818	3,302	3,177
Less: unearned income	(2,455)	(3,235)	(3,407)
Less: related non-recourse debt	(27,536)	(30,290)	(30,219)
Leveraged leases (1)	$2,676	$1,795	$1,337

Operating leases:
Equipment, at cost	$118,277	$113,619	$112,043
Less accumulated depreciation	(54,752)	(45,132)	(45,134)
Lease investments, net	$63,525	$68,487	$66,909

(1)          Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

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

Operating leases are investments in equipment we lease to other companies, where the residual component makes up more than 10% of the investment.  Rental income on operating leases is recognized as income over the lease term according to the provisions of the lease, which is generally on a straight-line basis.  We fund most of our lease equipment purchases, but finance some of these purchases through loans from other banks, which totaled $18.1 million at September 30, 2003, $17.3 million at December 31, 2002 and $17.5 million at September 30, 2002.

At September 30, 2003, the following schedule represents the residual values for leases in the year initial lease terms are ended (in thousands):

	Residual Values
End of Initial Lease Terms December 31,	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
2003	$348	$307	$4,843	$5,498
2004	514	1,333	2,815	4,662
2005	329	628	4,844	5,801
2006	630	398	4,177	5,205
2007	62	51	1,598	1,711
2008	782	101	1,125	2,008
	$2,665	$2,818	$19,402	$24,885

The lease residual value represents the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed monthly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  There were 1,442 leases at September 30, 2003 compared to 1,517 at December 31, 2002 and 1,668 at September 30, 2002.  The average residual value per lease was approximately $17 thousand at September 30, 2003 and $16 thousand at December 31, 2002 and September 30, 2002.

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value for the major components of investment securities available for sale carried at fair value (in thousands).  There were no investment securities classified as held to maturity as of the dates presented below.

	At September 30, 2003		At December 31, 2002		At September 30, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury securities	$22,283	$23,785	$23,661	$25,269	$23,800	$25,530
U.S. Government agencies	230,881	243,831	262,092	279,469	302,584	320,565
States and political subdivisions	173,671	174,666	67,530	70,388	80,695	83,942
Mortgage-backed securities	529,420	527,697	443,044	448,018	481,587	488,506
Corporate bonds	49,066	49,577	45,937	45,241	59,287	58,978
Equity securities	46,359	46,579	18,185	18,351	18,052	18,208
Debt securities issued by foreign governments	560	560	690	690	1,040	1,051
Investments in equity lines of credit trusts	1,780	1,780	6,127	6,127	6,096	6,096
Total	$1,054,020	$1,068,475	$867,266	$893,553	$973,141	$1,002,876

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  Net cash provided by operating activities was $41.5 million and $34.5 million for the nine months ended September 30, 2003 and 2002, respectively, an increase of $7.0 million. Included within cash flows from operating activities is a $5.0 million increase in net income.  Net cash used in investing activities decreased by $5.3 million, to $155.1 million for the nine months ended September 30, 2003 from $160.4 million in the comparable period in 2002.  Significant items within investing activities include a $22.2 million cash outflow resulting from the sale of Abrams in the 2003 period and $35.0 million expenditure for bank owned life insurance in the 2002 period.  Net cash provided by financing activities was $118.2 million and $93.3 million for the nine months ended September 30, 2003 and 2002, respectively, an increase of $24.9 million.  The increase in cash provided by financing activities was primarily due to a $261.2 million increase in funds provided by short-term borrowings, offset by a $166.9 million decline in funds provided by deposit activities, a $57.2 million decline in proceeds from long-term borrowings and an $11.6 million increase in principal paid on long-term borrowings.

We expect to have available cash to meet our liquidity needs.  Liquidity management is monitored by the asset/liability committee of our subsidiary banks, which takes into account the marketability of assets, the sources and stability of funding and the level of unfunded commitments.  In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at September 30, 2003, there were no firm lending commitments in place, our banks have borrowed, and management believes that they could again borrow approximately $160 million for a short time from these banks on a collective basis.  Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and Union Bank, N.A. is a member of the Federal Home Loan Bank of Topeka, Kansas and both banks have the ability to borrow from their respective Federal Home Loan Banks.  As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

The following table summarizes our significant contractual obligations and other potential funding needs at September 30, 2003 (in thousands):

	Time deposits	Long-term debt (1)	Operating leases	Total

2003	$447,558	$74	$612	$448,244
2004	776,247	5,282	2,333	783,862
2005	180,257	10,984	2,064	193,305
2006	66,645	12,075	1,719	80,439
2007	108,231	4,729	1,769	114,729
Thereafter	26,250	90,641	4,953	121,844
Total	$1,605,188	$123,785	$13,450	$1,742,423

Commitments to extend credit				$832,212

(1) Long-term debt includes company-obligated mandatorily redeemable preferred securities.

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

At September 30, 2003 and December 31, 2002, our total risk-based capital ratio was 13.35% and 14.99%, Tier 1 capital to risk-weighted assets ratio was 11.51% and 13.05%, and Tier 1 capital to average asset ratio was 8.77% and 9.74%, respectively.  As of September 30, 2003, we and each of our subsidiary banks were “well capitalized” under the capital adequacy requirements to which each of us are subject.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability Management

Our net interest income is subject to interest rate risk in that it can vary based on changes in the general level of interest rates.  It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products.  The strategy we employ to manage our interest rate risk is to measure our risk using an asset/liability simulation model and adjust the maturity of securities in our investment portfolio to manage that risk.  Also, to limit risk, we generally do not make fixed rate loans or accept fixed rate deposits with terms of more than five years.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2003 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2003 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 30%, 85% and 24%, respectively, in the first three months, 10%, 2%, and 12%, respectively, in the next nine months, and 60%, 13% and 64%, respectively, after one year (dollars in thousands):

Time to Maturity or Repricing

	0 – 90 Days	91 - 365 Days	1 - 5 Years	Over 5 Years	Total

Interest Earning Assets:
Interest bearing deposits with banks	$5,636	$—	$—	$—	$5,636
Investment securities available for sale	176,503	192,505	584,454	115,013	1,068,475
Loans held for sale	31,605	—	—	—	31,605
Loans	1,727,218	343,130	686,186	15,854	2,772,388

Total interest earning assets	$1,940,962	$535,635	$1,270,640	$130,867	$3,878,104

Interest Bearing Liabilities:
NOW and money market deposit accounts	$424,185	$39,523	$241,010	$—	$704,718
Savings deposits	113,254	56,627	302,011	—	471,892
Time deposits	452,345	725,440	425,243	2,160	1,605,188
Short-term borrowings	357,100	50,602	—	—	407,702
Long-term borrowings	22,257	6,217	10,064	447	38,985
Company-obligated mandatorily redeemable preferred securities	25,000	—	—	59,800	84,800

Total interest bearing liabilities	$1,394,141	$878,409	$978,328	$62,407	$3,313,285

Rate sensitive assets (RSA)	$1,940,962	$2,476,597	$3,747,237	$3,878,104	$3,878,104
Rate sensitive liabilities (RSL)	1,394,141	2,272,550	3,250,878	3,313,285	3,313,285
Cumulative GAP	546,821	204,047	496,359	564,819	564,819
(GAP=RSA-RSL)
RSA/Total assets	45.29%	57.79%	87.44%	90.49%	90.49%
RSL/Total assets	32.53%	53.03%	75.85%	77.31%	77.31%
GAP/Total assets	12.76%	4.76%	11.58%	13.18%	13.18%
GAP/RSA	28.17%	8.24%	13.25%	14.56%	14.56%

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

Based on simulation modeling at September 30, 2003 and December 31, 2002, our net interest income would change over a one-year time period due to changes in interest rates as follows (dollars in thousands):

Change in Net Interest Income Over One Year Horizon

Changes in

At September 30, 2003

At December 31, 2002

Levels of Interest Rates

Dollar Change

Percentage Change

Dollar Change

Percentage Change

+ 2.00%	$7,041	4.79%	$5,176	3.71%
+ 1.00	3,695	2.51	3,876	2.78
(1.00)	(4,422)	(3.01)	(1,864)	(1.34)

Our simulations assume the following:

1.              Changes in interest rates are immediate.

2.              Changes in net interest income between September 30, 2003 and December 31, 2002 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

The table above does not show an analysis of decreases of more than 100 basis points due to the low level of current market interest rates.

Item 4.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2003 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, our disclosure controls and procedures are effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)         Changes in Internal Control Over Financial Reporting: During the quarter ended September 30, 2003, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)          See Exhibit Index.

(b)         During the quarter ended September 30, 2003, we furnished Current Reports on Form 8-K on July 29, 2003 (reporting under Item 12 the press release for our 2003 second quarter earnings) and on July 30, 2003 (reporting under Item 9 materials prepared for presentation at an industry conference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November 2003.

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

31.1	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Executive Officer)*

31.2	Rule 13a – 14(a)/15d– 14(a) Certification (Chief Financial Officer)*

32	Section 1350 Certifications*

* Filed Herewith.