Form 10-K
period 2003-12-31
MB FINANCIAL INC     /MD
filed 2004-03-12
CIK 1139812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

The aggregate market value of the voting shares held by nonaffiliates of the Registrant was approximately $480,511,140 as of June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.

There were issued and outstanding 26,786,425 shares of the Registrant’s common stock as of March 12, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s 2004 Annual Meeting of Stockholders.	Part III

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2003

PART I

Item 1.                     Business

Overview

MB Financial, Inc., headquartered in Chicago, Illinois, is a financial holding company with 41 banking offices in the Chicago and Oklahoma City metropolitan areas.  The words “we,” “our” and “us” refer to MB Financial, Inc. and its wholly owned subsidiaries, unless we indicate otherwise.  Our primary market is the Chicago metropolitan area, in which we operate 36 banking offices through our lead bank subsidiary, MB Financial Bank, N.A.  We also operate five banking offices in the Oklahoma City metropolitan area through our other bank subsidiary, Union Bank, N.A.  Through our bank subsidiaries, we offer a broad range of financial services primarily to small and middle market businesses and individuals in the markets that we serve.  Our primary lines of business include commercial banking, retail banking and wealth management.  As of December 31, 2003, we had total assets of $4.4 billion, deposits of $3.4 billion, stockholders’ equity of $375.5 million and a trust and asset management department with approximately $1.4 billion in assets under management, including approximately $300 million that represents our own employee benefit and investment accounts under management.

We were incorporated as a Maryland corporation in 2001 as part of the merger of MB Financial, Inc., a Delaware corporation (which we sometimes refer to in the following discussion as Old MB Financial) and MidCity Financial Corporation.  This all-stock, merger-of-equals transaction, which we accounted for as a pooling-of-interests, was completed on November 6, 2001 through the merger of each of Old MB Financial and MidCity Financial into our newly-formed company to create the presently existing MB Financial.  After completion of the merger, Old MB Financial’s subsidiary bank, Manufacturers Bank, and MidCity Financial’s subsidiary banks based in Illinois, The Mid-City National Bank of Chicago, First National Bank of Elmhurst and First National Bank of Morton Grove, were merged.  The Mid-City National Bank of Chicago was the surviving institution, and was renamed and now operates as MB Financial Bank, N.A.  We continue to own and operate Union Bank, N.A., based in Oklahoma City, a former MidCity Financial subsidiary.  During the second quarter of 2003, we sold Abrams Centre National Bank, N.A. (Abrams), based in Dallas, Texas, another former MidCity Financial subsidiary.

We have continued to grow subsequent to the Old MB Financial-MidCity Financial merger.  In April 2002, we acquired First National Bank of Lincolnwood, based in Lincolnwood, Illinois, and its parent, First Lincolnwood Corporation, for approximately $35.0 million in cash.  In August 2002, we acquired Chicago-based LaSalle Systems Leasing, Inc. and its affiliated company, LaSalle Equipment Limited Partnership (which we sometimes refer to below collectively as “LaSalle”), for $39.7 million.  Of this amount, $5.0 million was paid in the form of our common stock, with the balance paid in cash (including a $4.0 million deferred payment tied to LaSalle’s future results).  On February 7, 2003, we acquired South Holland Trust & Savings Bank, based in South Holland, Illinois, and its parent, South Holland Bancorp, Inc., for $93.1 million in cash.  First National Bank of Lincolnwood and South Holland Trust & Savings Bank had assets of $227.5 million and $560.3 million, respectively, as of acquisition, and both were merged with MB Financial Bank.  LaSalle continues operate as a separate subsidiary of MB Financial Bank.

MB Financial Bank, our largest subsidiary, has eight active wholly owned subsidiaries: Ashland Management Agency, Inc.; MB1200 Corporation; MB Deferred Exchange Corporation; MB Financial Community Development Corporation; MB Financial Insurance, Inc.; MB Center LLC; LaSalle Systems Leasing, Inc.; Vision Investment Services, Inc.; and MBRE Holdings LLC.  Ashland Management Agency, Inc. acts as manager of certain real estate owned by MB Financial Bank.  MB1200 Corporation holds title to property that MB Financial Bank may receive pursuant to a foreclosure or other resolution of a non-performing loan.  MB Deferred Exchange Corporation may hold escrowed funds relating to certain tax advantaged property exchanges entered into by the customers of MB Financial Bank.  MB Financial Community Development Corporation engages in community lending and equity investments to facilitate the construction and rehabilitation of housing in low and moderate neighborhoods in MB Financial Bank’s market area.  MB Center LLC is used to record the real estate activities of our new operations center located in Rosemont, Illinois (See Item 2. Properties for additional information).

As noted above, we acquired LaSalle during the third quarter of 2002, and it currently operates as a subsidiary of MB Financial Bank under the name “LaSalle Systems Leasing, Inc.”  LaSalle focuses primarily on leasing technology-related equipment to middle market and large businesses throughout the United States.  LaSalle provides us with the ability to directly originate leases on our own.

Vision Investment Services, Inc. (Vision), a wholly owned subsidiary of MB Financial Bank, is registered with the Securities Exchange Commission as a broker/dealer and is a member of the National Association of Securities Dealers, Inc.  Vision’s wholly owned subsidiary, Vision Insurance Services, Inc., is a licensed insurance agency.  Vision was acquired in connection with our February 2003 acquisition of South Holland Trust & Savings Bank.  Vision provides both institutional and retail clients with investment and wealth management services.  Vision also offers its own annuity and life insurance products to customers that choose not to utilize external products distributed by Vision.

MBRE Holdings LLC, a Delaware limited liability company and wholly owned subsidiary of MB Financial Bank, was established in August 2002 as the holding company of MB Real Estate Holdings LLC, which is also a Delaware limited liability company.  MB Real Estate Holdings LLC was established as part of an initiative to enhance our earnings through expense reduction as well as providing us with alternative methods of raising capital and funding in the future.  MB Financial Bank transferred certain commercial real estate loans to MB Real Estate Holdings LLC.  MB Real Estate Holdings LLC has elected to be taxed as a Real Estate Investment Trust for federal income tax purposes.  The management of MBRE Holdings LLC consists of certain senior officers of MB Financial, Inc. who receive no compensation from MBRE Holdings LLC or MB Real Estate Holdings LLC.

We also own all of the issued and outstanding common securities of Coal City Capital Trust I and MB Financial Capital Trust I, both Delaware statutory business trusts.  As described in Note 12 to the consolidated financial statements, Coal City Capital Trust I issued $25.0 million in trust preferred securities and $774 thousand in common securities in July 1998, and MB Financial Capital Trust I issued $59.8 million in trust preferred securities and $1.9 million in common securities in August 2002.  As described in Note 1 to the consolidated financial statements, these trusts, which were previously included with our consolidated subsidiaries, were deconsolidated as of December 31, 2003 as a result of our adoption of revised Interpretation No. 46, Consolidation of Variable Interest Entities, issued by the Financial Accounting Standards Board.

Recent Developments

On January 12, 2004, we jointly announced with First SecurityFed Financial, Inc. (First SecurityFed), parent of First Security Federal Savings Bank, an agreement to merge.  We will be the surviving corporation in the transaction valued at $139.2 million, which will be paid through a combination of our common stock and cash, with First SecurityFed stockholders having the right to chose the form of consideration they will receive, subject to the allocation provisions of the transaction agreement.  First SecurityFed stockholders receiving cash will receive a cash payment equal to $35.25 for their shares, while First SecurityFed stockholders receiving stock will receive a number of shares of our common stock valued at $35.25 per share based upon our average closing price over a ten trading day period ending on the second trading day prior to the effective date of the transaction.  The transaction is subject to restructuring as an all-cash transaction at $35.25 per share if the aggregate value of our stock to be issued is less than 40% of the value of the aggregate transaction consideration and we elect not to increase the number of shares issuable in the transaction.  The total number of common shares that will be issued by the Company in the merger has been fixed at approximately 2.0 million shares, subject to increase for any First SecurityFed stock options exercises prior to merger.  The transaction is expected to generate approximately $52.0 million of goodwill.  First SecurityFed reported assets of $490.8 million as of September 30, 2003.  Completion of the transaction is expected in the second quarter of 2004, pending First SecurityFed shareholder, regulatory and other necessary approvals.

Primary Lines of Business

We concentrate on serving small and middle market businesses, leasing companies and their customers, and individuals.  Through our acquisition program and careful selection of officers and employees, we have moved to position ourselves to take a leading role in filling these attractive niches in the market.  To further our ability to play such a leading role, we have established three primary lines of business: commercial banking; retail banking; and wealth management.  These are described below.

Commercial Banking.  Our commercial banking group focuses on serving small and middle market businesses, primarily located in the Chicago metropolitan area.  We provide a full set of credit, deposit, treasury management and investment products to these companies.  In general, our products are specifically designed for companies with annual revenues between $5 million and $75 million and credit needs of up to $15 million.  We have developed a broad range of credit products for our target market, including working capital loans and lines of credit; accounts receivable; inventory and equipment financing; industrial revenue bond financing; business acquisition loans; owner occupied real estate loans; and financial, performance and commercial letters of credit.  Deposit and treasury management products include: Internet products for businesses; zero balance accounts; automated tax payments; ATM access; a merchant credit card program; telephone banking; lockbox; automated clearing house transactions; account reconciliation; controlled disbursement; detail and general information reporting; wire transfers; a variety of international banking services; and checking accounts.  In addition, for real estate operators and investors, our products include: commercial real estate; residential real estate, commercial, retail and industrial construction loans; and land acquisition and development loans.

Within commercial banking, we also target small and medium size equipment leasing companies located throughout the United States.  We have provided lease banking services to these companies for more than two decades.  Competition in serving this equipment leasing market generally comes from large banks, finance companies, large industrial companies and some community banks in certain segments of the business.  We compete based upon our rapid service and decision making and by providing flexible financial solutions to meet our customers’ needs.  We provide full banking services to leasing companies by financing the debt portion of leveraged equipment leases (referred to as lease loans), providing short-term and long-term equity financing and making working capital and bridge loans.  We also invest directly in equipment that we lease to other companies located throughout the United States.  For lease loans, a lessee generally has an investment grade rating for its public debt from Moody’s,  Standard & Poors or the equivalent.  If a lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other customer.  Our operating lease portfolio is made up of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment.  We seek leasing transactions where we believe the equipment leased is integral to the lessee’s business, thereby increasing the likelihood of renewal at the end of the lease term.

As noted above, LaSalle, a subsidiary of MB Financial Bank, primarily focuses on leasing technology-related equipment to middle market and large businesses throughout the United States and provides us the ability to directly originate leases.  LaSalle is a 23-year old organization that has banked with us since its inception.  LaSalle’s experienced leasing personnel has enhanced our ability to originate operating leases, and has expanded the products that we currently offer our commercial banking customers.

Retail Banking.  The target market for the retail banking group is individuals who live or work near our banking offices, as well as individuals who prefer the use of our on-line services.  We offer a full set of consumer products to these individuals, including checking accounts, savings accounts, money market accounts, time deposit accounts, secured and unsecured consumer loans, residential mortgage loans, Internet banking and a variety of fee for service products, such as money orders and travelers checks.  As our customer needs change, we adjust our current product offerings accordingly, and develop new products to differentiated us from our competitors.  During 2003, we initiated the MB Bank @ Work program to build on our commercial customer relationships by offering a package of discounted bank products and services to employees of commercial customers at no additional cost.

Wealth Management.  Recognizing consumer demand for one-stop financial management services, we provide trust, investment, insurance and private banking services, in addition to traditional banking services.  Our trust and asset management department offers a wide range of financial services, including personal trusts, investment management, custody, estates, guardianship, land trust, tax-deferred exchange and retirement plan services.  We also provide customers with non-FDIC insured investment alternatives and insurance products through our Vision subsidiary.  Our private banking department provides customers meeting certain qualifications with personalized, or “high touch”, banking products and services, including a private banker as a single point of contact for all their financial needs.

Lending Activities

General.  Our subsidiary banks are primarily business lenders and our loan portfolio consists primarily of loans to businesses or for business purposes.

Commercial Lending.  Our banks make commercial loans to small and middle market businesses.  The borrowers tend to be privately owned and are generally manufacturers, wholesalers, distributors, long-term health care operators or service providers.  Loan products offered are primarily working capital loans and lines of credit that help our customers finance accounts receivable, inventory and equipment.  Our banks also offer financial, performance and commercial letters of credit.  Most commercial loans are short-term in nature, being one year or less, with the maximum term generally being five years.  Our commercial loans typically range in size from $500 thousand to $10 million.

Our banks’ lines of credit are typically secured, established for one year or less, and are subject to renewal upon satisfactory review of the borrower’s financial statements and credit history.  Secured short-term commercial business loans are usually collateralized by accounts receivable, inventory, equipment and/or real estate.  Such loans are typically guaranteed by the owners of the business.  Interest rates on our loans tend to be at or above our reference rate, which is normally equivalent to the prime rate quoted in the Wall Street Journal, although the competitive markets in which we serve has put pressure on us to make loans at a spread above LIBOR, which has resulted in some loans with an interest rate below prime.

Lease Loans.  We lend money to small and mid-size leasing companies to finance the debt portion of leases (which we refer to as lease loans).  A lease loan arises when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee.  Lease loans generally are non-recourse to the leasing company, and, consequently, we underwrite lease loans by examining the creditworthiness of the lessee rather than the lessor.  Generally, lease loans are secured by an assignment of the lease payments and by a secured interest in the equipment being leased.  The lessee acknowledges the bank’s security interest in the leased equipment and agrees to send lease payments directly to us.  Lessees tend to be Fortune 1000 companies and have an investment grade public debt rating by Moody’s or Standard & Poors, or the equivalent.  If the lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other customer.  Lease loans almost always are fully amortizing, with maturities ranging from two to five years.  Loan interest rates are fixed.  Many lease loans are investment grade quality, are made to well-known public companies and are therefore generally marketable.  We have sold lease loans to large regional banks and small community banks in the past.

Commercial Real Estate Lending.  Our banks originate commercial real estate loans that are generally secured by one or more of the following kinds of properties:  multi-unit residential property; owner and non-owner occupied commercial and industrial property; and for sale residential property.  Loans are also made to finance customers when they acquire and develop land.  Longer term commercial mortgage loans are generally made at fixed rates, although some float with our reference rate or LIBOR.  Terms of up to twenty-five years are offered on fully amortizing loans, but most loans are structured with a balloon payment at maturity of five years.  For our fixed rate loans with maturities greater than five years, we will typically enter into a swap agreement with a third party to mitigate the long-term interest risk rate.  In deciding as to whether to make a commercial real estate loan, we consider the qualifications of the borrower as well as the value and cash flow of the underlying property.  Some factors considered are the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the ratio of the loan amount to the appraised value and creditworthiness of the prospective borrower.  Our commercial real estate loans typically range in size from $250 thousand to $10 million.

Residential Real Estate.  We also originate fixed and adjustable rate residential real estate loans secured by first and second mortgages on single family real estate.  Terms of first mortgages range from fifteen to thirty years.  Terms for second mortgages range from three to fifteen years.  In making the decision whether to make a residential real estate loan, we consider the qualifications of the borrower as well as the value of the underlying property.  Our general practice is to sell our newly originated fifteen to thirty year fixed rate residential real estate loans shortly after they are made.

Foreign Operations.  MB Financial Bank holds certain commercial real estate loans in a real estate investment trust through its wholly owned subsidiary MBRE Holdings LLC headquartered and domiciled in Freeport, The Bahamas.  MBRE Holdings LLC and its subsidiary, MB Real Estate Holdings LLC, were established in August 2002 to enable MB Financial Bank to enhance earnings through an overall effort to reduce expenses as well as to provide us with alternative methods of raising capital and funding in the future.  We do not engage in any operations in foreign countries, other than those stated above.

Competition

We face substantial competition in all phases of our operations from a variety of different competitors, including other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies and specialty finance companies.  Our banks compete by providing quality services to their customers, ease of access to facilities and competitive pricing of services (including interest rates paid on deposits, interest rates charged on loans and fees charged for other non-interest related services).

Personnel

As of December 31, 2003, we and our subsidiaries employed a total of 936 full-time-equivalent employees.  The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

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

In November 1999, the Gramm-Leach-Bliley Act became law.  The Gramm-Leach-Bliley Act is intended to, among other things, facilitate affiliations among banks, securities firms, insurance firms and other financial companies.  To further this goal, the Gramm-Leach-Bliley Act amended portions of the Bank Holding Company Act of 1956 to authorize bank holding companies, such as us, through non-bank subsidiaries to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity.  In order to undertake these activities, a bank holding company must become a “financial holding company” by submitting to the appropriate Federal Reserve Bank a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed.  We submitted the declaration of our election to become a financial holding company with the Federal Reserve Bank of Chicago in June 2002, and our election became effective in July 2002.

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

•                                          rules restricting types and amounts of equity investments; and

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

The Federal Reserve Board’s risk-based guidelines establish a two-tier capital framework.  Tier 1 capital consists of common stockholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles.  Tier 2 capital consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities.  The sum of Tier 1 and Tier 2 capital represents qualifying total capital, at least 50% of which must consist of Tier 1 capital.

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets.  Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk.  The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%.  Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2003 were 11.64% and 12.86%, respectively.

The Federal Reserve Board’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets.  The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2003, we had a leverage ratio of 8.97%.

To be considered “well capitalized,” a bank holding company must have a total risk-based capital ratio of at least 10% and a Tier 1 risk-based capital ratio of at least 6% on a consolidated basis, and not be subject to any written agreement, order, capital directive or prompt corrective action directive requiring it to maintain a specific capital measure.  As of December 31, 2003, we met the requirements to be considered well capitalized.

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

The various federal regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by Federal Deposit Insurance Corporation Improvement Act, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures.  These regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized.  Under the regulations, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive or order.  An institution is “adequately capitalized” if it has a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a leverage ratio of at least 4% (3% in certain circumstances).  An institution is “undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 4%, a total risk-based capital ratio of less than 8% or a leverage ratio of less than 4%.  An institution is “significantly undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 3%, a total risk-based capital ratio of less than 6% or a leverage ratio of less than 3%.  An institution is “critically undercapitalized” if its tangible equity is equal to or less than 2% of total assets.  Generally, an institution may be reclassified in a lower capitalization category if it is determined that the institution is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

As of December 31, 2003, each of our subsidiary banks met the requirements to be classified as “well-capitalized.”

Dividends.  The Federal Reserve Board’s policy is that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition, and that it is inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends.  Furthermore, a bank that is classified under the prompt corrective action regulations as “undercapitalized” will be prohibited from paying any dividends.

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

Federal Deposit Insurance Corporation Insurance Assessments.  Each of our subsidiary banks is insured by the Federal Deposit Insurance Corporation; accordingly, all of our deposits are subject to Federal Deposit Insurance Corporation deposit insurance assessments.  The Federal Deposit Insurance Corporation has authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the Bank Insurance Fund and the Savings Association Insurance Fund and to impose special additional assessments.  The Federal Deposit Insurance Corporation applies a risk-based assessment system that places each financial institution into one of nine risk categories, based on capital levels and supervisory criteria and an evaluation of the bank’s risk to the Bank Insurance Fund or Savings Association Insurance Fund, as applicable.  The current Federal Deposit Insurance Corporation premium schedule for the Savings Association Insurance Fund and the Bank Insurance Fund ranges from 0% to 0.27%.  In addition, Federal Deposit Insurance Corporation insured institutions are subject to quarterly assessments to cover interest payments made by the Financing Corporation, established by the Competitive Equality Banking Act of 1987, on 30-year bonds issued in the 1980s in an effort to end the savings-and-loan crisis.  During the year ended December 31, 2003, the quarterly assessments were approximately 0.02%.

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

The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether these transactions are prohibited by the law of any state, unless the home state of one of the banks opted out of interstate mergers prior to June 1, 1997.  Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits these acquisitions.  Interstate mergers and branch acquisitions are subject to the nationwide and statewide-insured deposit concentration limits described above.

Privacy Rules.  Federal banking regulators, as required under the Gramm-Leach-Bliley Act, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to non-affiliated third parties.  The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties.  The privacy provisions of the Gramm-Leach-Bliley Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.  The privacy provisions have no material adverse effect on the business, financial condition or results of operations of the Company.

Future Legislation and Changes in Regulations.  Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and by the various bank regulatory agencies.  New legislation and/or changes in regulations could affect us in substantial and unpredictable ways, and increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks and other financial institutions.  The likelihood and timing of any proposed legislation or changes in regulations and the impact they might have on us cannot be determined at this time.

Internet Website

We maintain a website with the address www.mbfinancial.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  Other than an investor’s own Internet access charges, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

Item 2.                     Properties

We conduct our business at 41 retail banking center locations in the Chicago and Oklahoma City metropolitan areas.  We own 30 of our banking center facilities.  The other facilities are leased for various terms.  All of the branches have ATMs, and we have 18 additional ATMs at other locations.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

Set forth below is information relating to each of our offices.  The total net book value of our premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2003 was $80.4 million.

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

16340 South Park Avenue, South Holland, Illinois

16255 South Harlem Avenue, Tinley Park, Illinois

18299 South Harlem Avenue, Tinley Park, Illinois

Oklahoma

4921 North May Ave, Oklahoma City, Oklahoma

125 East First, Edmond, Oklahoma

1201 West Memorial Road, Oklahoma City, Oklahoma

7300 South Penn Avenue, Oklahoma City, Oklahoma

312 West Commerce, Oklahoma City, Oklahoma

ATM Only

451 Rolls Drive, Algonquin, Illinois

1611 South Morrissey Drive, Bloomington, Illinois

601 Burr Ridge Parkway, Burr Ridge, Illinois

2002 West Springfield, Champaign, Illinois

223 West Jackson Boulevard, Chicago, Illinois

843 West Randolph Street, Chicago, Illinois (3)

177 North State Street, Chicago, Illinois

11203 South Corliss Avenue, Chicago, Illinois

13148 Rivercrest Drive, Crestwood, Illinois

388 Eastgate Drive, Danville, Illinois

2450 Jefferson Street, Joliet, Illinois

230 South Lincolnway, North Aurora, Illinois

17 W 648 22nd Street, Oakbrook Terrace, Illinois

16333 South LaGrange Road, Orland Park, Illinois

900 East Higgins Road, Schaumburg, Illinois

5300 Old Orchard Road, Skokie, Illinois

16179 South Park Avenue, South Holland, Illinois

28141 Diehl Road, Warrenville, Illinois

(1)                                  Leased facilities.

(2)                                  Land under building site is leased; other land and building are owned.

(3)                                  Space for ATM location leased.

We also have office locations in Oak Brook, Illinois, Northbrook, Illinois, Troy, Michigan, Long Beach, California, and Freeport, The Bahamas.  The Oak Brook location is the headquarters for Vision Investment Services, Inc., a wholly-owned subsidiary of MB Financial Bank acquired in February 2003.  The Northbrook, Troy, and Long Beach locations are used strictly for LaSalle’s lease business operations.  The Freeport office houses the headquarters for MBRE Holdings LLC.  None of these locations provide banking services to our customers.

During the third quarter of 2003, we acquired an office building in Rosemont, Illinois for $19.3 million.  It is our intent to relocate certain MB Financial Bank, LaSalle, and Vision operations to this office starting in the third quarter of 2004.  Currently, we have no employees or banking facilities at the Rosemont location.

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

Item 4.                     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

PART II

Item 5.                     Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ National Market under the symbol “MBFI”.  There were 695 holders of record of our common stock as of December 31, 2003.  The following table presents quarterly market information and cash dividends paid per share for our common stock for 2003 and 2002:

Market Price Range (1)

Dividends

High

Low

Paid (1)

2003
Quarter ended December 31, 2003	$36.70	$28.88	$0.12
Quarter ended September 30, 2003	30.00	26.15	0.12
Quarter ended June 30, 2003	27.53	23.77	0.10
Quarter ended March 31, 2003	24.17	21.87	0.10

2002
Quarter ended December 31, 2002	$23.99	$21.26	$0.10
Quarter ended September 30, 2002	23.48	18.70	0.10
Quarter ended June 30, 2002	23.27	19.51	0.10
Quarter ended March 31, 2002	21.46	17.52	0.10

(1) Amounts have been adjusted to reflect a three-for-two stock split in December 2003.

Our bylaws currently provide that our annual dividend payout ratio, meaning the percentage of net income (excluding extraordinary or non-recurring gains) paid out as cash dividends, generally must be at least 25% unless our board of directors, by vote of two-thirds of the entire board, approves otherwise.  For purposes of this provision, when calculating our dividend payout ratio with respect to dividends paid during a particular year, we use the prior year’s net income.  The dividend payout provision is one among several special corporate governance bylaw provisions relating to the merger of equals transaction of our predecessors, Old MB Financial and MidCity Financial, completed in November 2001 (see Item 1. Business—Overview”).  The dividend payout provision, along with all of the other special corporate governance bylaw provisions, will expire at the time of our upcoming annual meeting of stockholders, to be held on April 27, 2004.  While we have no current plans to reduce our annual dividend payout ratio below 25% following expiration of the special payout provision, no assurance can be given that we will not do so.

The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors.  The primary source for dividends paid to stockholders is dividends paid to us from our subsidiary banks.  We have an internal policy which provides that dividends paid to us by a subsidiary bank cannot exceed an amount that would cause the bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios to fall below 11%, 8% and 7%, respectively.  The minimum ratios required for a bank to be considered  “well capitalized” for regulatory purposes are 10%, 6% and 5%, respectively.  At December 31, 2003, our subsidiary banks could pay a combined $52.1 million in dividends and comply with our internal policy regarding minimum regulatory capital ratios.  In addition to adhering to our internal policy, there are regulatory restrictions on the ability of national banks to pay dividends.  See “Item 1. Business — Supervision and Regulation — Dividends” above.

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

	As of or for the Year Ended December 31,
	2003	2002	2001	2000 (1)	1999 (1)

Statement of Income Data:
Interest income	$206,904	$208,866	$227,256	$227,988	$196,951
Interest expense	65,368	76,188	111,882	121,227	94,130

Net interest income	141,536	132,678	115,374	106,761	102,821
Provision for loan losses	12,756	13,220	6,901	8,163	2,665

Net interest income after provision for loan losses	128,780	119,458	108,473	98,598	100,156
Other income	62,012	39,116	26,196	20,448	19,649
Gain on sale of bank subsidiary	3,083	—	—	—	—
Goodwill amortization expense	—	—	2,548	2,229	1,777
Other expenses	116,983	90,833	83,880	81,670	76,379
Merger expenses	(720)	—	22,661	—	—

Income before income taxes	77,612	67,741	25,580	35,147	41,649
Applicable income taxes	24,220	21,371	13,217	8,186	13,275

Net income	$53,392	$46,370	$12,363	$26,961	$28,374

Common Share Data (2):
Basic earnings per common share	$2.00	$1.75	$0.47	$1.02	$1.10
Diluted earnings per common share	1.96	1.72	0.46	1.02	1.10
Book value per common share	14.04	12.91	11.19	10.50	9.61
Weighted average common shares outstanding:
Basic	26,648,265	26,429,523	26,342,712	26,411,048	25,792,580
Diluted	27,198,607	26,987,058	26,771,228	26,422,476	25,809,773
Dividend payout ratio (3)	22.00%	22.80%	63.34%	31.19%	18.42%
Cash dividends per common share (3)	$0.44	$0.40	$0.30	$0.32	$0.20

(1)                                  The information as of and for the years ended December 31, 2000 and 1999 has been restated to reflect the Old MB Financial-MidCity Financial merger in November 2001, which we accounted for as a pooling-of-interests.

(2)                                  We split our common shares three-for-two by paying a 50% stock dividend in December 2003.  All common share and per common share data has been adjusted to reflect the dividend.

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

	As of or for the Year Ended December 31,
(Dollars in thousands)	2003	2002	2001 (2)	2000 (1)	1999 (1)

Balance Sheet Data:
Cash and due from banks	$91,283	$90,522	$106,572	$92,652	$84,438
Federal funds sold	—	16,100	19,500	29,775	7,700
Investment securities	1,112,110	893,553	843,286	950,446	989,260
Loans, gross	2,825,794	2,504,714	2,311,954	2,019,197	1,863,536
Allowance for loan losses	39,572	33,890	27,500	26,836	21,607
Total assets	4,355,093	3,759,581	3,465,853	3,287,351	3,107,307
Deposits	3,432,035	3,019,565	2,821,726	2,639,395	2,480,991
Short-term and long-term borrowings	413,064	268,695	277,262	313,397	314,421
Junior subordinated notes issued to capital trusts	87,443	84,800	25,000	25,000	25,000
Stockholders’ equity	375,493	343,187	293,588	277,306	254,639

Performance Ratios:
Return on average assets (2)	1.28%	1.27%	0.36%	0.85%	0.97%
Return on average equity (2)	14.82	14.60	4.27	10.24	11.76
Net interest margin – fully tax equivalent basis (3)	3.80	4.03	3.73	3.75	3.87
Net interest margin (3)	3.72	3.97	3.65	3.66	3.77
Loans to deposits	82.34	82.95	81.93	76.50	75.11

Asset Quality Ratios:
Non-performing loans to total loans (4)	0.75%	0.88%	0.78%	0.81%	0.91%
Non-performing assets to total assets (5)	0.50	0.60	0.55	0.52	0.58
Allowance for loan losses to total loans	1.40	1.35	1.19	1.33	1.16
Allowance for loan losses to non-performing loans (4)	187.44	154.16	152.79	163.88	127.09
Net loan charge-offs to average loans	0.37	0.33	0.42	0.15	0.42

Liquidity and Capital Ratios:
Tier 1 capital to risk weighted assets	11.64%	13.05%	10.73%	11.60%	11.70%
Total capital to risk weighted assets	12.86	14.99	12.43	12.74	12.76
Tier 1 capital to average assets	8.97	9.74	7.96	8.46	8.47
Average equity to average assets	8.63	8.68	8.45	8.26	8.23

Other:
Banking facilities	41	44	38	39	38
Full time equivalent employees	936	809	754	785	792

(1)          The information as of or for the years ended December 31, 2000 and 1999 has been restated to reflect the Old MB Financial-MidCity Financial merger in November 2001, which we accounted for as a pooling-of-interests.

(2)          For the year ended December 31, 2001, includes expenses totaling $22.7 million ($19.2 million net of the related tax benefit) incurred in connection with the MB-MidCity merger.

(3)          Net interest margin represents net interest income as a percentage of average interest earning assets.

(4)          Non-performing loans include loans accounted for on a non-accrual basis, accruing loans contractually past due 90 days or more as to interest and principal and loans the terms of which have been renegotiated to provide reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

(5)          Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.

The following table sets forth our selected quarterly financial data (in thousands, except common share data):

Three Months Ended 2003

Three Months Ended 2002

	December	September	June	March	December	September	June	March

Statement of Income Data:
Interest income	$51,417	$51,720	$52,039	$51,728	$51,804	$53,857	$53,065	$50,140
Interest expense	14,859	15,291	17,305	17,913	18,776	19,314	19,159	18,939

Net interest income	36,558	36,429	34,734	33,815	33,028	34,543	33,906	31,201
Provision for loan losses	2,537	5,405	2,078	2,736	2,700	3,320	3,800	3,400

Net interest income after provision for loan losses	34,021	31,024	32,656	31,079	30,328	31,223	30,106	27,801
Other income	15,528	17,159	17,898	14,510	11,992	9,440	9,349	8,335
Other expenses	28,931	28,537	31,442	27,353	24,130	22,907	22,696	21,100
Income before income taxes	20,618	19,646	19,112	18,236	18,190	17,756	16,759	15,036
Income taxes	6,338	6,028	6,023	5,831	5,894	5,574	5,216	4,687
Net income	$14,280	$13,618	$13,089	$12,405	$12,296	$12,182	$11,543	$10,349

Common Share Data (1):
Basic earnings per common share	$0.53	$0.51	$0.49	$0.47	$0.46	$0.46	$0.44	$0.39
Diluted earnings per common share	$0.52	$0.50	$0.48	$0.46	$0.45	$0.45	$0.43	$0.39
Weighted average common shares outstanding	26,735,783	26,680,599	26,602,920	26,571,600	26,590,020	26,481,471	26,345,709	26,297,103
Diluted weighted average common shares outstanding	27,413,576	27,351,141	27,248,883	27,174,284	27,199,568	27,059,225	26,889,540	26,826,054

(1)          We split our common shares three-for-two by paying a 50% stock dividend in December 2003.  All common share and per common share data has been adjusted to reflect the dividend.

Fourth Quarter Results

We had net income of $14.3 million for the fourth quarter of 2003, compared to $12.3 million for the fourth quarter of 2002.  Net interest income, the largest component of net income, was $36.6 million for the three months ended December 31, 2003, an increase of $3.6 million, or 10.7% from $33.0 million for the comparable period in 2002.  Net interest income grew primarily due to a $440.0 million, or 12.8% increase in average interest earning assets, which offset a 3 basis point decline in the net interest margin, expressed on a fully tax equivalent basis, to 3.84% from 3.87% in the comparable 2002 period.  The increase in average interest earning assets was primarily due to the acquisition of South Holland Bancorp, Inc. (South Holland) in the first quarter of 2003 and continued growth of our commercial lending business.

The provision for loan losses decreased $163 thousand to $2.5 million in the fourth quarter of 2003 from $2.7 million in the comparable 2002 period, primarily due to a decline in non-performing loans and net charge-offs.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality” below for further analysis of the allowance for loan losses.

Other income increased $3.5 million, or 29.5% to $15.5 million for the quarter ended December 31, 2003 from $12.0 million for the fourth quarter of 2002.  Trust, asset management and brokerage fees increased by $2.2 million due to a $1.7 million increase in brokerage fees and a $448 thousand increase in income from trust and asset management activities.  Brokerage fees increased due to revenues generated by Vision, our wholly owned full service broker/dealer, acquired in the South Holland merger.  The $448 thousand increase in trust and asset management income was primarily due to an additional $344 thousand in revenues generated by South Holland’s trust business.  Deposit service fees increased by $1.4 million due to a $1.3 million increase in NSF and overdraft fees caused by the introduction of a new overdraft protection product and other deposit service pricing methods that went into effect in January 2003, as well as the acquisition of South Holland.  Net lease financing increased by $717 thousand due to improved residual realizations within the lease investment portfolio.

Other expense increased by $4.8 million, or 19.9% to $28.9 million for the three months ended December 31, 2003 from $24.1 million for the three months ended December 31, 2002.  Salaries and employee benefits increased by $2.0 million due to the South Holland acquisition and our continued investment in personnel.  Brokerage fee expense increased by $1.2 million due to the Vision acquisition.  Other operating expenses, occupancy and equipment expense, telecommunication expense, professional and legal expense, as well as computer service expense increased by $789 thousand, $463 thousand, $393 thousand, $264 thousand and $227 thousand, respectively due to the South Holland acquisition.  Merger expense for the three months ended December 31, 2003 reflects a $720 thousand reversal of reserve no longer needed relating to the merger-of-equals between Old MB Financial and MidCity Financial in 2001.

Income tax expense for the three months ended December 31, 2003 increased $444 thousand to $6.3 million compared to $5.9 million for the comparable period in 2002.  The effective tax rate was 30.7% and 32.4% for the three months ended December 31, 2003 and 2002, respectively.  The decline in the effective tax rate was primarily due to a $853 thousand increase in nontaxable investment securities income during the fourth quarter of 2003 compared to the same period in 2002.

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

General

We had net income of $53.4 million for the year ended December 31, 2003 compared to $46.4 million for year ended December 31, 2002, an increase of $7.0 million, or 15.1%.  Fully diluted earnings per share for 2003 increased 14.0% to $1.96 compared to $1.72 per share in 2002.

The profitability of our operations depends primarily on our net interest income, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities.  Our net income is affected by our provision for loan losses as well as other income and other expenses.  The provision for loan losses reflects the amount that we believe is adequate to cover probable credit losses in the loan portfolio.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, trust, asset management and brokerage fees, net gains (losses) on the sale of securities available for sale, increase in cash surrender value of life insurance and other operating income.  Other expenses include salaries and employee benefits along with occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, intangibles amortization expense and other operating expenses including merger expenses.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which we operate.  This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  Management believes the following policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be critical accounting policies.  Management has reviewed the application of these polices with the Audit Committee of our Board of Directors.

Allowance for Loan Losses.  Subject to the use of estimates, assumptions, and judgments is management’s evaluation process used to determine the adequacy of the allowance for loan losses which combines several factors: management’s ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.  As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses.  Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management or require that additions be made to the allowance for loan losses, based on their judgments about information available to them at the time of their examination.  We believe the allowance for loan losses is adequate and properly recorded in the financial statements.  See “Allowance for Loan Losses” section below for further analysis.

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a monthly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At December 31, 2003, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $26.6 million.  See Note 1 and Note 6 of the notes to our audited consolidated financial statements for additional information.

Income Tax Accounting.  Income tax expense recorded in the consolidated income statement involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy.  We undergo examination by various regulatory taxing authorities.  Such agencies may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.  There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment of tax liabilities, the impact of which could be significant to the consolidated results of operations and reported earnings.  We believe the tax liabilities are adequately and properly recorded in the consolidated financial statements.  See “Income Taxes” section below for further discussion.

Net Interest Income

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the related yields, as well as the interest expense on average interest bearing liabilities, and the related costs, expressed both in dollars and rates (dollars in thousands):

	Year Ended December 31,
	2003			2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$2,746,920	$164,325	5.98%	$2,414,803	$161,241	6.68%	$2,198,700	$170,655	7.76%
Loans exempt from federal income taxes (3)	3,589	238	6.54	7,480	545	7.29	10,305	826	8.02
Taxable investment securities	884,619	36,933	4.18	818,265	43,506	5.32	817,255	50,118	6.13
Investment securities exempt from federal income taxes (3)	141,171	8,035	5.61	80,920	5,205	6.43	91,794	6,306	6.87
Federal funds sold	19,439	215	1.09	21,389	338	1.58	39,025	1,515	3.88
Other interest bearing deposits	6,568	53	0.81	2,843	44	1.55	7,194	332	4.61
Total interest earning assets	3,802,306	209,799	5.52	3,345,700	210,879	6.30	3,164,273	229,752	7.26
Non-interest earning assets	371,002			313,153			258,187
Total assets	$4,173,308			$3,658,853			$3,422,460

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$684,819	$5,986	0.87	$575,036	7,368	1.28	$582,927	13,360	2.29
Savings deposit	462,672	3,072	0.66	362,081	3,492	0.96	334,322	7,038	2.11
Time deposits	1,646,501	44,170	2.68	1,626,046	56,387	3.47	1,438,512	75,193	5.23
Short-term borrowings	285,753	4,021	1.41	171,772	3,755	2.19	286,914	13,148	4.58
Long-term borrowings and junior subordinated notes	125,534	8,119	6.38	88,131	5,186	5.88	61,106	3,143	5.14
Total interest bearing liabilities	3,205,279	65,368	2.04	2,823,066	76,188	2.70	2,703,781	111,882	4.14

Non-interest bearing deposits	554,191			477,823			402,349
Other non-interest bearing liabilities	53,628			40,271			27,039
Stockholders’ equity	360,210			317,693			289,291
Total liabilities and stockholders’ equity	$4,173,308			$3,658,853			$3,422,460
Net interest income/interest rate spread (4)		$144,431	3.48%		$134,691	3.60%		$117,870	3.12%
Taxable equivalent adjustment		2,895			2,013			2,496
Net interest income, as reported		$141,536			$132,678			$115,374

Net interest margin on a fully tax equivalent basis (5)			3.80%			4.03%			3.73%
Net interest margin (5)			3.72%			3.97%			3.65%

(1)          Non-accrual loans are included in average loans.

(2)          Interest income includes loan origination fees of $4.6 million, $3.5 million and $2.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Our net interest income on a tax equivalent basis increased $9.7 million, or 7.2% to $144.4 million for the year ended December 31, 2003 from $134.7 million for the year ended December 31, 2002.  Tax-equivalent interest income declined by $1.1 million due to a 78 basis point decline in tax-equivalent yield.  The decline in yield was partially offset by a $456.6 million, or 13.6% increase in average interest earning assets, comprised of a $328.2 million, or 13.6% increase in average loans and a $126.6 million, or 14.1% increase in average investment securities.  Interest expense declined by $10.8 million due to a 66 basis point decline in the cost of interest bearing liabilities which was partially offset by a $382.2 million increase in average interest bearing liabilities.  The increase in average interest earning assets and average interest bearing liabilities is primarily due to the acquisition of South Holland in the first quarter of 2003 and growth of our commercial lending business.  The net interest margin expressed on a fully tax equivalent basis decreased 23 basis points to 3.80% in 2003 from 4.03% in 2002.  Of this decline in the net interest margin, approximately 7 basis points is due to the addition of $59.8 million in junior subordinated notes issued to capital trusts in August 2002.  Premium amortization expense on mortgage-backed securities caused a further decline of 12 basis points due to higher than expected prepayments during the 2003 period.  The remaining decrease is primarily due to interest margin compression caused by the decline in market rates during 2003.

For the year ended December 31, 2002, net interest income on a fully tax equivalent basis increased $16.8 million, or 14.2% to $134.7 million from $117.9 million for the year ended December 31, 2001.  Interest income on a fully tax equivalent basis decreased $18.9 million due to a 96 basis point decline in yield on average interest earning assets to 6.30%.  The decrease in yield was partially offset by a $181.4 million, or 5.7% increase in average earning assets, comprised of a $213.3 million, or 9.7% increase in average loans, a $17.6 million, or 45.2% decline in federal funds sold and a $9.9 million, or 1.1% decline in average investment securities.  Interest expense declined by $35.7 million due to a 144 basis point decrease in the cost of funds to 2.70%, which was partially offset by a $119.3 million, or 4.4% increase in average interest bearing liabilities.  The net interest margin expressed on a fully tax equivalent basis rose 30 basis points to 4.03% in the year ended December 31, 2002 from 3.73% in 2001 due to better pricing obtained by us on loans and deposits in a declining rate environment during 2002.

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

	Year Ended December 31,
	2003 Compared to 2002			2002 Compared to 2001
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change

Interest Earning Assets:
Loans	$20,891	$(17,807)	$3,084	$15,820	$(25,234)	$(9,414)
Loans exempt from federal income taxes (1)	(263)	(44)	(307)	(210)	(71)	(281)
Taxable investment securities	3,320	(9,893)	(6,573)	62	(6,674)	(6,612)
Investment securities exempt from federal income taxes (1)	3,490	(660)	2,830	(716)	(385)	(1,101)
Federal funds sold	(29)	(94)	(123)	(509)	(668)	(1,177)
Other interest bearing deposits	37	(28)	9	(138)	(150)	(288)
Total increase (decrease) in interest income	27,446	(28,526)	(1,080)	14,309	(33,182)	(18,873)

Interest Bearing Liabilities:
NOW and money market deposit accounts	1,239	(2,621)	(1,382)	(179)	(5,845)	(6,024)
Savings deposits	828	(1,248)	(420)	542	(4,055)	(3,513)
Time deposits	701	(12,918)	(12,217)	8,882	(27,689)	(18,807)
Short-term borrowings	1,914	(1,648)	266	(4,078)	(5,315)	(9,393)
Long-term borrowings and junior subordinated notes	2,378	555	2,933	1,541	502	2,043
Total increase (decrease) in interest expense	7,060	(17,880)	(10,820)	6,708	(42,402)	(35,694)
Increase (decrease) in net interest income	$20,386	$(10,646)	$9,740	$7,601	$9,220	$16,821

(1)               Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% rate for the year ended December 31, 2003, 2002 and 2001, respectively.

Other Income

Other income increased $26.0 million, or 66.4% to $65.1 million in 2003 from $39.1 million in the 2002 period.  Trust, asset management and brokerage fees increased by $8.6 million due to a $6.2 million increase in brokerage fees and a $2.4 million increase in income from trust and asset management activities.  Brokerage fees increased due to the acquisition of Vision.  The $2.4 million increase in trust and asset management income was primarily due to an additional $2.1 million in revenues generated by South Holland’s trust business.  Net lease financing increased by $8.4 million primarily due to the acquisition of LaSalle Systems Leasing in the third quarter of 2002, which added $6.3 million in additional revenues, and improved residual value performance within the lease investment portfolio.  Deposit service fees increased by $6.2 million primarily due to a $5.2 million increase in NSF and overdraft fees, which grew due to the introduction of a new overdraft protection product and other deposit service pricing methods that went into effect in January 2003, as well as the acquisition of South Holland.  Our sale of Abrams in the second quarter of 2003 resulted in a $3.1 million gain.  Loan service fees increased by $795 thousand primarily due to a $537 thousand increase in prepayment fees.  Other operating income increased by $516 thousand due to an $804 thousand increase in gain on sale of loans.  Gain on sale of loans includes $1.8 million in gains on sale of real estate loans which were offset by an $800 thousand lower of cost or market adjustment on mobile home loans transferred to loans held for sale in the third quarter of 2003 and subsequently sold in the fourth quarter of 2003.  Net gain on sale of securities available for sale and increase in cash surrender value of life insurance declined by $979 thousand and $607 thousand, respectively.

Other income increased $12.9 million, or 49.3% to $39.1 million for the year ended December 31, 2002 from $26.2 million in 2001.  Net lease financing increased by $4.5 million, primarily due to $2.8 million in additional revenues generated as a result of the LaSalle acquisition and a $576 thousand increase in net lease gains for the year ended December 31, 2002 compared to 2001.  Deposit service fees increased by $2.1 million, primarily due to increases in monthly service charges and NSF and overdraft fees of $1.4 million and $859 thousand, respectively.  Other operating income grew by $2.2 million, largely due to $834 thousand in gains on the origination and sale of residential mortgage loans in 2002 and increases in gain on sale of other real estate and ATM fees of $564 thousand and $325 thousand, respectively.  Increase in cash surrender value of life insurance grew by $1.9 million due to the additional $35.0 million invested in January 2002.  Trust, asset management and brokerage fees increased by $1.2 million due to increases in income from trust services and investment services income of $1.0 million and $134 thousand, respectively.

Other Expenses

Other expenses increased by $25.5 million, or 28.0% to $116.3 million for the year ended December 31, 2003 from $90.8 million for the year ended December 31, 2002.  Salaries and employee benefits increased by $12.4 million due to the South Holland and LaSalle acquisitions, the acquisition of First National Bank of Lincolnwood (Lincolnwood) in the second quarter of 2002, and our continued investment in personnel.  Brokerage fee expense increased by $3.9 million due to the acquisition of Vision.  Other operating expense increased by $2.8 million due to the South Holland, LaSalle and Lincolnwood acquisitions.  Professional and legal expense increased by $1.8 million.  This increase was primarily due to the write off of $1.2 million in costs associated with planning construction of a new operations center prior to management’s decision to pursue the more cost-effective option of purchasing an existing building in Rosemont, Illinois during the third quarter of 2003.  In conjunction with the sale of Abrams, we settled litigation in the amount of approximately $300 thousand.  Prepayment fee on Federal Home Loan Bank advances increased by $1.1 million due to a prepayment fee incurred in the 2003 period on the payoff of $8.1 million in long-term advances.  Occupancy and equipment expense, telecommunication expense, computer services expense and advertising and marketing expense increased by $1.5 million, $828 thousand, $806 thousand and $677 thousand, respectively, due to the LaSalle, South Holland and Lincolnwood acquisitions.  Merger expenses during 2003 reflect a $720 thousand reversal of expense reserve no longer needed relating to the merger-of-equals between Old MB Financial and MidCity Financial in 2001.

Other expenses decreased by $18.3 million, to $90.8 million for the year ended December 31, 2002 compared to $109.1 million for the year ended December 31, 2001 due to $22.7 million in merger expenses incurred in the 2001 period relating to the merger-of-equals between Old MB Financial and MidCity Financial.  Excluding merger expenses recorded in 2001, other expense increased by $4.4 million, or 5.1%.  Within the category, salaries and employee benefits increased by $4.1 million due to the Lincolnwood and LaSalle acquisitions and our continued growth and investment in personnel.  Computer services increased by $1.5 million due to the outsourcing of processing activities and the addition of Lincolnwood.  Professional and legal expense increased by $1.1 million, largely due to a $1.2 million accrual in 2002 for an unfavorable appellate court ruling related to rent payments claimed to be owed by us pursuant to a land lease agreement under which we are lessee.  Goodwill amortization expense declined by $2.5 million, or $0.10 basic and fully diluted earnings per share, due to the adoption of Statement of Financial Accounting Standards No. 142.  Occupancy and equipment expenses declined by $1.0 million due to a reduction in depreciation expense partially resulting from the outsourcing of the data processing activities during December 2001.

Income Taxes

Income tax expense for the year ended December 31, 2003 increased $2.8 million to $24.2 million compared to $21.4 million for 2002.  The effective tax rate was 31.2% and 31.5% for the years ended December 31, 2003 and 2002, respectively.

Income tax expense for the year ended December 31, 2002 was $21.4 million compared to $13.2 million for 2001.  The effective tax rate decreased to 31.5% for the year ended December 31, 2002 compared to 51.7% in 2001 due to the non-deductibility of certain merger costs and the valuation reserve established in the fourth quarter of 2001 for state net operating loss carryforwards.

As previously stated in the “Critical Accounting Policies” section above, income tax expense recorded in the consolidated income statement involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy.  See Note 1 and Note 15 of the notes to our audited consolidated financial statements for our income tax accounting policy and additional income tax information.

Balance Sheet

Total assets increased $595.5 million or 15.8% to $4.4 billion at December 31, 2003 from $3.8 billion at December 31, 2002.  During this period, South Holland was purchased, which had $560.3 million in assets at the acquisition date, and Abrams was sold, which had assets totaling $98.4 million at the sale date.  Net loans increased by $315.4 million, or 12.8% to $2.8 billion at December 31, 2003 from $2.5 billion at December 31, 2002 (See “Loan Portfolio” section below).  Investment securities available for sale increased by $218.6 million, or 24.5%, primarily due to the acquisition of South Holland, which had investment securities available for sale of $178.8 million at the acquisition date.  Goodwill increased by $24.4 million primarily due to goodwill in the South Holland acquisition, partially offset by a reduction of goodwill in the amount of $4.2 million due to the sale of Abrams.  Premises and equipment increased by $29.4 million primarily due to the third quarter acquisition of the new operations center in Rosemont, Illinois for $19.3 million and the South Holland merger.

Total liabilities increased by $563.2 million, or 16.5% to $4.0 billion at December 31, 2003 from $3.4 billion at December 31, 2002.  Total deposits grew by $412.5 million, or 13.7%.  The increase in deposits was largely due to $453.1 million in deposits acquired through the acquisition of South Holland, offset by $66.7 million in deposits sold in conjunction with the sale of Abrams and approximately $40.0 million in money market accounts moved to securities sold under agreement to repurchase.  Short-term borrowings increased by $168.9 million, or 75.8% due to increases in short-term Federal Home Loan Bank advances and securities sold under agreement to repurchase of $123.0 million and $61.6 million, respectively, which were partially offset by a $15.7 million decline in federal funds purchased.  Long-term borrowings decreased by $24.5 million, or 53.3% primarily due to the payoff of $20 million in subordinated debt and a $6.6 million decline in long-term Federal Home Loan Bank advances primarily due to the prepayment of advances during the second quarter of 2003.

Total stockholders’ equity increased $32.3 million, or 9.4% to $375.5 million at December 31, 2003 compared to $343.2 million at December 31, 2002.  The growth was due to net income of $53.4 million, partially offset by $11.7 million, or $0.44 per share cash dividends and a $10.3 million decline in accumulated other comprehensive income due to reduced net unrealized gains on available for sale securities.

Investment Securities

The primary purpose of the investment portfolio is to provide a source of earnings for liquidity management purposes, and to control interest rate risk.  In managing the portfolio, we seek safety of principal, liquidity, diversification and maximized return on funds.  See Liquidity and Capital Resources in this Item 7 and “Quantitative and Qualitative Disclosures About Market Risk - Asset Liability Management” under Item 7A.

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At December 31, 2003		At December 31, 2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury securities	$22,157	$23,435	$23,661	$25,269
U.S. Government agencies	233,472	243,402	262,092	279,469
States and political subdivisions	177,731	180,092	67,530	70,388
Mortgage-backed securities	574,456	570,140	443,044	448,018
Corporate bonds	44,074	45,074	45,937	45,241
Equity securities	47,004	47,632	18,185	18,351
Debt securities issued by foreign governments	560	560	690	690
Investment in equity lines of credit trusts	1,775	1,775	6,127	6,127
Total	$1,101,229	$1,112,110	$867,266	$893,553

U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to three years.  States and political subdivisions investment securities consist of investment grade and local non-rated issues with maturities of one year to fifteen years.  The average life of mortgage-backed securities generally ranges between one and three years.  Corporate bonds typically have terms of five years or less.  Investments obtained through acquisitions and retained in our portfolio may have maturities that do not meet our normal criteria for investment purchases.

There were no securities of any single issuer, other than U.S. Government agencies and mortgage backed securities, which had a book value in excess of 10.0% of our stockholders’ equity at December 31, 2003.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities available for sale at December 31, 2003 (dollars in thousands):

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield

U.S. Treasury securities	$2,180	4.85%	$21,255	4.50%	$—	—	$—	—
U.S. Government agencies	3,613	6.59%	222,491	4.65%	17,298	3.68%	—	—
States and political subdivision (1)	13,910	6.01%	56,505	5.36%	28,878	5.77%	80,799	5.93%
Mortgage-backed securities (2)	104	4.74%	15,544	4.30%	18,876	5.07%	535,616	4.04%
Corporate bonds	7,179	4.74%	4,279	4.62%	—	—	33,616	7.01%
Equity securities	47,632	6.53%	—	—	—	—	—	—
Debt securities issued by foreign governments	35	4.40%	525	7.24%	—	—	—	—
Investments in equity lines of credit trusts	—	—	1,775	1.33%	—	—	—	—
Total	$74,653		$322,374		$65,052		$650,031

(1)          Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.

(2)          These securities are presented based upon contractual maturities.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2003		2002		2001		2000		1999
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial	$647,365	23%	$558,208	22%	$490,314	21%	$515,644	26%	$425,897	23%
Commercial loans collateralized by assignment of lease payments	234,724	8%	274,290	11%	303,063	13%	247,059	12%	187,426	10%
Commercial real estate	1,090,498	39%	902,755	36%	862,586	37%	662,287	33%	587,005	31%
Residential real estate	361,110	13%	373,181	15%	351,064	15%	351,138	17%	420,938	23%
Construction real estate	268,523	9%	204,728	8%	132,403	6%	82,173	4%	84,805	5%
Installment and other	223,574	8%	191,552	8%	172,524	8%	160,896	8%	157,465	8%
Gross loans (1)	2,825,794	100%	2,504,714	100%	2,311,954	100%	2,019,197	100%	1,863,536	100%
Allowance for loan losses	(39,572)		(33,890)		(27,500)		(26,836)		(21,607)
Loans, net	$2,786,222		$2,470,824		$2,284,454		$1,992,361		$1,841,929

(1)          Gross loan balances at December 31, 2003, 2002, 2001, 2000, and 1999 are net of unearned income, including net deferred loans fees of $4.2 million, $4.2 million, $3.6 million, $2.4 million, and $2.3 million, respectively.

Net loans increased by $315.4 million, or 12.8% to $2.8 billion at December 31, 2003 from $2.5 billion at December 31, 2002.  The increase was largely due to the acquisition of South Holland, which had net loans of $262.4 million at the acquisition date.  This increase was partially offset by the sale of $20.5 million in residential real estate loans included in the loans acquired from South Holland, as well as the sale of Abrams, which had net loans of $27.2 million at the sale date.  Excluding the effects of the acquisition of South Holland, sale of certain South Holland loans, and the sale of Abrams, commercial real estate, construction real estate, commercial and installment loans grew by $90.7 million, $50.5 million, $35.9 million, and $2.0 million, respectively, while commercial loans collateralized by assignment of lease payments and residential real estate decreased by $39.6 million and $36.6 million, respectively.

Net loans increased by $186.4 million, or 8.2% to $2.5 billion at December 31, 2002 from $2.3 billion at December 31, 2001.  The increase was largely due to the acquisition of Lincolnwood, which had net loans of $101.4 million at the acquisition date, as well as continued growth within our loan portfolio.  The increase in our portfolio in 2001 over 2000 was due primarily to growth in the commercial real estate portfolio and lease-banking business and approximately $141.0 million in loans acquired through our acquisition of FSL Holdings, Inc (FSL) in May 2001 of which $46.2 million were subsequently sold.  The increase in our loan portfolio for the year ended December 31, 2000 was due to internal loan growth.

Loan Maturities

The following table sets forth the maturity or repricing information for commercial, commercial loans collateralized by assignment of lease payments and construction real estate loans outstanding at December 31, 2003 (in thousands):

	Due in One Year Or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total

Commercial loans	$89,444	$497,853	$53,645	$1,061	$5,362	$—	$647,365
Commercial loans collateralized by assignment of lease payments	117,114	—	117,459	—	151	—	234,724
Construction real estate loans	5,918	252,732	9,305	568	—	—	268,523

Asset Quality

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

At December 31,

2003

2002

2001

2000

1999

Non-accruing loans (1)	$20,795	$21,359	$17,835	$11,894	$16,543
Loans 90 days or more past due, still accruing interest	317	624	164	4,481	458
Total non-performing loans	21,112	21,983	17,999	16,375	17,001
Other real estate owned	472	549	1,164	505	1,109
Other repossessed assets	—	10	38	101	—
Total non-performing assets	$21,584	$22,542	$19,201	$16,981	$18,110

Total non-performing loans to total loans	0.75%	0.88%	0.78%	0.81%	0.91%
Allowance for loan losses to non-performing loans	187.44%	154.16%	152.79%	163.88%	127.09%
Total non-performing assets to total assets	0.50%	0.60%	0.55%	0.52%	0.58%

(1)          Includes restructured loans totaling $667 thousand at December 31, 2003.  There were no restructured loans at December 31, 2002, 2001, 2000, and 1999.

Non-performing Assets

Non-performing loans include loans accounted for on a non-accrual basis, accruing loans contractually past due 90 days or more as to interest and principal and loans whose terms have been restructured to provide reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.  Management reviews the loan portfolio for problem loans on an ongoing basis.  During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for loan losses and (if appropriate) partial or full charge-off.  After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income.  If interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income.  Loans will not be placed back on accrual status unless back interest and principal payments are made.  If interest on non-accrual loans had been accrued, such income would have amounted to approximately $1.3 million and $1.2 million for the years ended December 31, 2003 and 2002, respectively; none of these amounts were included in interest income during these periods.  Our general policy is to place loans 90 days past due on non-accrual status.  Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest.

Non-performing assets consists of non-performing loans, as well as other repossessed assets and other real estate owned.  Other real estate owned represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair value less the estimated cost of disposal.  Other real estate owned is evaluated regularly to ensure that the recorded amount is supported by its current fair value.  Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary.  Revenues and expenses from the operations of other real estate owned and changes in the valuation are included in other income and other expenses on the income statement.

Total non-performing assets declined by $958 thousand to $21.6 million at December 31, 2003 from $22.5 million at December 31, 2002 due to improvements in loan credit quality from the prior period.  At December 31, 2002, total non-performing assets increased $3.3 million to $22.5 million from $19.2 million at December 31, 2001 due to a $4.0 million increase in non-performing loans which was partially offset by declines in other real estate and other repossessed assets of $615 thousand and $28 thousand, respectively.

Allowance for Loan Losses

Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations.  Selection and application of this “critical accounting policy” involves judgements, estimates, and uncertainties that are susceptible to change.  In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, materially different financial condition or results of operations is a reasonable possibility.

We maintain our allowance for loan losses at a level that management believes is adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans, underlying collateral and prior loss experience.  We use a risk rating system to evaluate the adequacy of the allowance for loan losses.  With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine, by the originating loan officer, Senior Credit Management, loan review or any loan committee, with one being the best case and nine being a loss or the worst case.  Loan default factors are multiplied against loan balances in each risk-rating category and then multiplied by one minus a historical recovery rate by loan type to determine an appropriate level for the allowance for loan losses.  Loans with risk ratings between five and eight are monitored more closely by the officers.  Control of our loan quality is continually monitored by management and is reviewed by our board of directors at its regularly scheduled meetings.  We consistently apply our methodology for determining the adequacy of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.

The following table presents an analysis of the allowance for loan losses for the years presented (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001	2000	1999

Balance at beginning of year	$33,890	$27,500	$26,836	$21,607	$15,908
Additions from acquisitions	3,563	1,212	3,025	—	9,954
Allowance related to bank subsidiary sold	(528)	—	—	—	—
Provision for loan losses	12,756	13,220	6,901	8,163	2,665
Charge-offs:
Commercial	7,191	4,286	8,173	845	1,070
Commercial loans collateralized by assignment of lease payments	131	2,112	36	—	377
Commercial real estate	4,027	1,229	44	600	1,141
Residential real estate	1,621	820	520	753	890
Construction real estate	920	—	—	535	972
Installment and other	1,034	1,019	2,176	1,974	3,436
Total charge-offs	14,924	9,466	10,949	4,707	7,886
Recoveries:
Commercial	(2,206)	(295)	(476)	(128)	(187)
Commercial loans collateralized by assignment of lease payments	(553)	(27)	—	(128)	—
Commercial real estate	(975)	(40)	(6)	(357)	(33)
Residential real estate	(70)	(42)	(53)	(27)	(29)
Construction real estate	—	(108)	(472)	—	—
Installment and other	(1,011)	(912)	(680)	(1,133)	(717)
Total recoveries	(4,815)	(1,424)	(1,687)	(1,773)	(966)

Net charge-offs	10,109	8,042	9,262	2,934	6,920

Balance at December 31,	$39,572	$33,890	$27,500	$26,836	$21,607

Total loans at December 31,	$2,825,794	$2,504,717	$2,311,954	$2,019,197	$1,863,536
Ratio of allowance to total loans	1.40%	1.35%	1.19%	1.33%	1.16%
Ratio of net charge-offs to average loans	0.37%	0.33%	0.42%	0.15%	0.42%

Net charge-offs increased by $2.1 million in the year ended December 31, 2003 compared to the year ended December 31, 2002 due to a $5.5 million increase in charge-offs offset by a $3.4 million increase in recoveries.  The increase in charge-offs was primarily due to the charge-off of two commercial loan relationships totaling $4.1 million, and one $2.2 million commercial real estate relationship.  Recoveries increased $3.4 million due to $3.1 million in recoveries exceeding $100 thousand relating to nine loan relationships and our continued diligent collection efforts.  In the second quarter of 2003, the allowance was reduced by $528 thousand in conjunction with the sale of Abrams.  The acquisitions of South Holland and Lincolnwood added $3.6 million and $1.2 million to the allowance in the first quarter of 2003 and second quarter of 2002, respectively.

The provision for loan losses decreased by $464 thousand to $12.8 million in year ended December 31, 2003 from $13.2 million in the year ended December 31, 2002 primarily due to improved credit quality.  The provision for loan losses increased by $6.3 million to $13.2 million for the year ended December 31, 2002 compared to $6.9 million for the year ended December 31, 2001.  The increase in annual provision in 2002 was primarily due to weakness in the overall economic environment and an increase in impaired loans during 2002.  In the first quarter of 2001, we added $22.8 million of pooled home equity lines of credit to the loan portfolio through the purchase of a 100% interest in our 97-2 securitization trust and added $2.0 million to the allowance for loan losses for these loans.  In the second quarter of 2001, $1.0 million was added to the allowance with the acquisition of FSL.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans.  An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2003		2002		2001		2000		1999
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial	$10,327	23%	$9,117	22%	$6,724	21%	$6,012	26%	$5,557	23%
Commercial loans collateralized by assignment of lease payments	4,301	8%	3,070	11%	2,703	13%	847	12%	746	10%
Commercial real estate	7,327	39%	7,446	36%	4,600	37%	8,547	33%	5,317	31%
Residential real estate	1,625	13%	1,750	15%	1,542	15%	1,429	17%	2,820	23%
Construction real estate	2,655	9%	1,980	8%	1,258	6%	1,000	4%	395	5%
Installment and other	4,896	8%	2,838	8%	3,963	8%	2,942	8%	4,166	8%
Unallocated	8,441	—	7,689	—	6,710	—	6,059	—	2,606	—
Total	$39,572	100%	$33,890	100%	$27,500	100%	$26,836	100%	$21,607	100%

Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including specific reserves on problem loans, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in our market area.  In addition, federal regulatory authorities, as part of the examination process, periodically review our allowance for loan losses.  The regulators may require us to record additions to the allowance level based upon their assessment of the information available to them at the time of examination.  Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

Potential Problem Loans

We utilize an internal asset classification system as a means of reporting problem and potential problem assets.  At each scheduled meeting of the boards of directors of our subsidiary banks, a watch list is presented, showing significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.”  Under our risk rating system noted above, Special Mention, Substandard, and Doubtful loan classifications correspond to risk ratings six, seven, and eight, respectively.  An asset is classified Substandard, or risk rated seven if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful, or risk rated eight have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss, or risk rated nine are those considered uncollectible and viewed as valueless assets and have been charged-off.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention, or risk rated six.

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the subsidiary banks’ primary regulator, which can order the establishment of additional general or specific loss allowances.  There can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses.  The Office of the Comptroller of the Currency, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for probable loan losses.  We analyze our process regularly, with modifications made if needed, and report those results four times per year at meetings of our board of directors.  However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time.  Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

Potential problem loans are loans included on the watch list presented to the boards of directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Our decision to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that we recognize a higher degree of risk associated with these loans.  The aggregate principal amounts of potential problem loans as of December 31, 2003 and December 31, 2002 were approximately $65.4 million and $41.1 million, respectively.  Potential problem loans increased $24.3 million from December 31, 2002 primarily due to a $14.7 million increase in loans classified as special mention from $25.9 million at December 31, 2002 to $40.6 million at December 31, 2003.  The remaining increase is due to three golf course loan relationships classified as substandard totaling $7.6 million.

Sources of Funds

General. Deposits, short-term and long-term borrowings, including junior subordinated notes issued to capital trusts, loan and investment security repayments and prepayments, proceeds from the sale of securities, and cash flows generated from operations are the primary sources of our funds for lending, investing, leasing and other general purposes.  Loan repayments are a relatively predictable source of funds except during periods of significant interest rate declines, while deposit flows tend to fluctuate with prevailing interests rates, money markets conditions, general economic conditions and competition.

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

The following table sets forth the maturities of certificates of deposit and other time deposits $100,000 and over at December 31, 2003 (in thousands):

At December 31, 2003
Certificates of deposit $100,000 and over:
Maturing within three months	$173,722
After three but within six months	145,367
After six but within twelve months	80,109
After twelve months	180,189
Total certificates of deposit $100,000 and over	$579,387

Other time deposits $100,000 and over:
Maturing within three months	$7,802
After three but within six months	9,268
After six but within twelve months	10,492
After twelve months	24,023
Total other time deposits $100,000 and over	$51,585

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31,
	2003		2002
	Amount	Percent	Amount	Percent

Demand deposits, noninterest bearing	$598,961	17.45%	$497,264	16.47%
NOW and money market accounts	713,303	20.78	573,463	18.99
Savings deposits	460,846	13.43	364,596	12.07
Time certificates, $100,000 or more	630,972	18.39	611,283	20.25
Other time certificates	1,027,953	29.95	972,959	32.22
Total	$3,432,035	100.00%	$3,019,565	100.00%

Borrowings.  We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, U.S. Treasury demand notes, Federal Home Loan Bank advances and correspondent bank lines of credit.  We also offer a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements.  As business customers have grown more sophisticated in managing their daily cash position, demand for the sweep product has increased.  Short-term borrowings increased by $168.9 million to $391.6 million at December 31, 2003 compared to $222.7 million at December 31, 2002.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2003	2002	2001

Federal funds purchased:
Average balance outstanding	$20,565	$7,618	$34,339
Maximum outstanding at any month-end during the period	75,210	63,220	76,750
Balance outstanding at end of period	47,525	63,220	5,000
Weighted average interest rate during the period	1.34%	1.97%	4.29%
Weighted average interest rate at end of the period	1.26%	1.46%	2.34%
Securities sold under agreements to repurchase:
Average balance outstanding	$202,875	$152,004	$146,275
Maximum outstanding at any month-end during the period	241,632	159,618	177,893
Balance outstanding at end of period	219,075	157,477	143,682
Weighted average interest rate during the period	1.37%	2.07%	3.98%
Weighted average interest rate at end of the period	1.16%	1.62%	2.30%
U.S. Treasury demand notes:
Average balance outstanding	$—	$—	$1,029
Maximum outstanding at any month-end during the period	—	—	2,854
Balance outstanding at end of period	—	—	—
Weighted average interest rate during the period	—	—	3.99%
Weighted average interest rate at end of the period	—	—	—
Federal Home Loan Bank advances:
Average balance outstanding	$57,998	$9,644	$83,924
Maximum outstanding at any month-end during the period	130,000	30,000	149,000
Balance outstanding at end of period	125,000	2,000	83,000
Weighted average interest rate during the period	1.47%	3.85%	5.75%
Weighted average interest rate at end of the period	1.35%	5.85%	2.45%
Correspondent bank lines of credit:
Average balance outstanding	$4,315	$2,506	$18,919
Maximum outstanding at any month-end during the period	20,000	11,600	26,000
Balance outstanding at end of period	—	—	11,600
Weighted average interest rate during the period	2.56%	3.20%	5.77%
Weighted average interest rate at end of the period	—	—	3.15%

Long-term borrowings include notes payable to other banks to support a portfolio of equipment that we own and lease to other companies, as well as general debt incurred to fund corporate acquisitions.  As of December 31, 2003 and December 31, 2002, our long-term borrowings were $21.5 million and $46.0 million, respectively.  The $24.5 million decline was primarily due to the payoff of $20 million in subordinated debt during December 2003.

Junior subordinated notes issued to capital trusts include debentures we sold to Coal City Capital Trust I and MB Financial Capital Trust I in connection with the issuance of their preferred securities in 1998 and 2002, respectively.  As of December 31, 2003 and December 31, 2002, our junior subordinated notes issued to capital trusts were $87.4 million and $84.8 million, respectively.  The $2.6 million increase from 2002 is due to our adoption of the Financial Accounting Standards Board’s revised version of Interpretation No. 46 as of December 31, 2003.  See Note 1 to the consolidated financial statements for further analysis.

Liquidity

Bank Liquidity.  Liquidity management is monitored by an Asset/Liability Management Committee, consisting of members of management, and boards of directors of each of our subsidiary banks, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

Our primary sources of funds are retail and commercial deposits, short-term and long-term borrowings, public funds and funds generated from operations.  Funds from operations include principal and interest payments received on loans and securities.  While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing on sources of funds.

Our banks have no required regulatory liquidity ratios to maintain; however, they each adhere to a policy on the ratio of loans to deposits.  Our current policy maintains that, unless our board of directors, by a vote of two-thirds of the entire board, approves otherwise, we, on a consolidated basis, may not have a ratio of loans (excluding lease loans where the related lessee has outstanding securities rated investment grade or where the related lessee would be viewed under our underwriting policies as an investment grade company) to deposits in excess of 80%, or a ratio of loans (including all lease loans) to deposits in excess of 90%.  At December 31, 2003, our banks were in compliance with the foregoing policy.

At December 31, 2003, our banks had outstanding loan origination commitments and unused commercial and retail lines of credit of $909.0 million.  Our banks anticipate that they will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit that are scheduled to mature within one year totaled $1.2 billion at December 31, 2003 and December 31, 2002.  We expect to retain a substantial majority of these certificates of deposit.

In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at December 31, 2003, there were no firm lending commitments in place, management believes that our banks could borrow approximately $160.3 million for a short time from these banks on a collective basis.  Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and Union Bank, N.A. is a member of the Federal Home Loan Bank of Topeka, Kansas and both banks have the ability to borrow from their respective Federal Home Loan Banks.  As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase or the temporary curtailment of lending activities.

Corporation Liquidity.  Our main sources of liquidity at the holding company level are dividends from our subsidiary banks and a line of credit maintained with a large regional correspondent bank in the amount of $26.0 million.  As of December 31, 2003, we had $26.0 million undrawn and available under our line of credit.

Our subsidiary banks are subject to various regulatory capital requirements administered by federal and state banking agencies, which affect their ability to pay dividends to us.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Additionally, our current policy effectively limits the amount of dividends our banks may pay to us by requiring each bank to maintain total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 11%, 8% and 7%, respectively, unless our board of directors, by a vote of two-thirds of the entire board, approves otherwise.  The minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes are 10%, 6% and 5%, respectively.  At December 31, 2003, our subsidiary banks could pay a combined $52.1 million in dividends and comply with our bylaws regarding minimum regulatory capital ratios.  In addition to adhering to our policy, there are regulatory restrictions on the ability of national banks to pay dividends.  See “Item 1. Business – Supervision and Regulation.”

In July 2003, we announced our intention to repurchase up to 450,000 of our outstanding shares in the open market or in privately negotiated transactions.  These shares may be purchased from time to time over a twelve-month period from the date of announcement depending upon market conditions and other factors.  During 2003, we purchased 57,300 shares of our common stock subsequent to the plan announcement at an average cost of $32.31 per share.  At December 31, 2003, 392,700 shares remain available for repurchase under the repurchase program.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments.  As a financial services provider, we routinely enter into commitments to extend credit, including loan commitments, standby and commercial letters of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans made by us.  For additional information, see Note 16 “Commitments and Contingencies” to the consolidated financial statements.

Derivative Financial Instruments.  Derivatives have become one of several components of our asset/liability management activities to manage interest rate risk.  In general, the assets and liabilities generated through the ordinary course of business activities do not naturally create offsetting positions with respect to repricing, basis or maturity characteristics.  Using derivative instruments, principally interest rate swaps, our interest rate sensitivity is adjusted to maintain the desired interest rate risk profile.  Interest rate swaps used to adjust the interest rate sensitivity of certain interest-bearing assets and liabilities will not need to be replaced at maturity, since the corresponding asset or liability will mature along with the interest rate swap.

Interest rate swaps designated as an interest rate related hedge of an existing fixed rate asset or liability are fair value type hedges.  We currently use fair value type hedges, or interest rate swaps, to mitigate the interest sensitivity of certain qualifying commercial loans.  The change in fair value of both the interest rate swap and hedged commercial loan is recorded in current earnings.  If a hedge is dedesignated prior to maturity, previous adjustments to the carrying value of the hedged item are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest-bearing instrument that has not been sold or extinguished).  For additional information, including the notional amount and fair value of our interest rate swaps at December 31, 2003, see Note 20 “Derivative Financial Instruments” to the consolidated financial statements.

Contractual Obligations.  In the ordinary course of operations, we enter into certain contractual obligations.  Such obligations include the funding of operations through debt issuances, subordinated notes issued to capital trusts, as well as operating leases for premises and equipment.

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Time deposits	$1,658,925	$1,192,550	$312,732	$150,651	$2,992
Long-term debt	21,464	9,501	9,511	478	1,974
Junior subordinated notes issued to capital trusts	87,443	—	—	—	87,443
Operating leases	100,165	2,006	5,190	4,250	88,719
Total	$1,867,997	$1,204,057	$327,433	$155,379	$181,128
Commitments to extend credit	$909,013

Capital Resources

Our subsidiary banks are subject to the risk based capital regulations administered by the banking regulatory agencies.  The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%.  Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which, if undertaken, could have a direct material effect on the banks’ financial statements.  As of December 31, 2003, the most recent notification from the federal banking regulators categorized each of our subsidiary banks as well capitalized.  A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level.  There are no conditions or events since that notification that management believes have changed our banks’ capital classification.  On a consolidated basis, we must maintain a minimum ratio of Tier 1 capital to total assets of 4.00%, a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% and a minimum ratio of total-capital to risk-weighted assets of 8.00%.  See “Item 1. Business – Supervision and Regulation – Capital Adequacy” and “Prompt Corrective Action.”  In addition, our bylaws currently require us, on a consolidated basis, to maintain these ratios at or above 7%, 8% and 11%, respectively, unless our board of directors, by a vote of two-thirds of the entire board, approves otherwise.

As of December 31, 2003, we and each of our subsidiary banks were “well capitalized” under the capital adequacy requirements to which each of us are subject.  The following table sets forth the actual and required regulatory capital amounts and ratios for us and our subsidiary banks as of December 31, 2003 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total capital (to risk-weighted assets):
Consolidated	$415,037	12.86%	$258,128	8.00%	$ N/A	N/A	%
MB Financial Bank	382,432	12.74	240,219	8.00	300,274	10.00
Union Bank	24,116	10.97	17,587	8.00	21,983	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	375,465	11.64	129,064	4.00	N/A	N/A
MB Financial Bank	344,961	11.49	120,109	4.00	180,164	6.00
Union Bank	22,274	10.13	8,793	4.00	13,190	6.00
Tier 1 capital (to average assets):
Consolidated	375,465	8.97	167,399	4.00	N/A	N/A
MB Financial Bank	344,961	8.92	154,672	4.00	193,339	5.00
Union Bank	22,274	7.22	12,332	4.00	15,416	5.00

N/A – not applicable

We established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  These trust preferred capital securities are included in our consolidated Tier 1 Capital and Total Capital at December 31, 2003.  In December 2003, the Financial Accounting Standards Board issued a revised version of Interpretation No. 46 that required the deconsolidation of these statutory trusts by most public companies no later than March 31, 2004.  We adopted the revised version of Interpretation No. 46 as of December 31, 2003 (See Note 1 of the notes to our audited consolidated financial statements).  In July, 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred capital securities in their Tier 1 Capital for regulatory capital purposes until notice is given to the contrary.  The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance.  There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred capital securities in Tier 1 Capital for regulatory capital purposes.

Statement of Cash Flows

Net cash provided by operating activities increased by $35.8 million to $100.7 million for the year ended December 31, 2003 from $64.9 million for the year ended December 31, 2002.  Notable items in 2003 include a $13.1 million increase in net proceeds from the origination and sale of loans held for sale, a $7.0 million increase in net income, a $8.4 million increase in amortization of premiums and discounts on net investment securities, and a $6.2 million increase in depreciation.  Net cash used in investing activities increased by $177.9 million to $288.3 million for the year ended December 31, 2003 from $110.4 million for the year ended December 31, 2002.  The increase was primarily due to a $163.1 million increase in net cash used by investment securities available for sale activity.  Other significant items in 2003 include a $45.6 million increase in purchases of premises and equipment and leased equipment, as well as a $19.3 million decline in net cash paid in acquisitions.  Net cash provided by financing activities increased by $153.2 million to $176.9 million for the year ended December 31, 2003 from $23.7 million for the year ended December 31, 2002 due primarily to a $228.6 million increase in short-term borrowings which was offset by a $59.8 million decline in proceeds from junior subordinated notes issued to capital trusts.

Net cash provided by operating activities decreased by $45.9 million to $64.9 million for the year ended December 31, 2002 from $110.8 million for the year ended December 31, 2001 due to a $54.6 million increase in loans originated for sale and a $24.4 million decrease in other liabilities, which were partially offset by $34.0 million in additional net income.  Net cash used in investing activities increased by $43.1 million to $110.4 million for the year ended December 31, 2002 compared to $67.3 million for the year ended December 31, 2001.  Net proceeds from investment securities available for sale activity decreased by $101.7 million in 2002 from $171.0 million in 2001.  Other significant items in 2002 included increases in net cash paid in acquisitions and purchase of bank owned life insurance of $35.9 million and $35.0 million, respectively.  The foregoing increases were partially offset by a $117.0 million decline in net loan growth.  Cash provided by financing activities increased $68.3 million to $23.7 million for the year ended December 31, 2002 compared to $44.6 million in cash used in financing activities for the year ended December 31, 2001.  The increase was primarily due to $59.8 million in proceeds received from junior subordinated notes issued to capital trusts in 2002.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from our merger and acquisition activities, including the proposed merger with First SecurityFed, might not be realized within the expected time frames, and costs or difficulties related to integration matters might be greater than expected; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (3) changes in management’s estimate of the adequacy of the allowance for loan losses; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and our net interest margin; (6) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (7) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (8) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (9) our ability to access cost-effective funding; (10) changes in financial markets; (11) changes in economic conditions in general and in the Chicago metropolitan area in particular; (12) the costs, effects and outcomes of litigation; (13) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (14) changes in accounting principles, policies or guidelines; and (15) future acquisitions of other depository institutions or lines of business.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Asset Liability Management

Market Risk.  Market risk is the risk that the market value or estimated fair value of our assets, liabilities, and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that our net income will be significantly reduced by interest rate changes.  Market risk is managed operationally in our Treasury Group at MB Financial Bank, and is addressed through a selection of funding and hedging instruments supporting balance sheet assets, as well as monitoring our asset investment strategies.

Asset Liability Management.  Management and our Treasury Group continually monitor our sensitivity to interest rate changes.  It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products.  The strategy we employ to manage our interest rate risk is to measure our risk using an asset/liability simulation model.  The model considers several factors to determine our potential exposure to interest rate risk, including measurement of repricing gaps, duration, convexity, value at risk, and the market value of portfolio equity under assumed changes in the level of interest rates, shape of the yield curves, and general market volatility.  Management controls our interest rate exposure using several strategies, which include adjusting maturity of securities in our investment portfolio, and limiting fixed rate loans or accepting fixed rate deposits with terms of more than five years.  We also use derivative instruments, principally interest rate swaps, to manage our interest rate risk.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

Interest Rate Risk.  Interest rate risk can come in a variety of forms, including repricing risk, yield curve risk, basis risk, and prepayment risk.  We experience repricing risk when the change in the average yield of either our interest earning assets or interest bearing liabilities is more sensitive than the other to market changes in market interest rates.  Such a change in sensitivity could reflect a number of possible mismatches in the repricing opportunities of our assets and liabilities.

In the event that yields on our assets and liabilities do adjust to changes in market rates to the same extent, we may still be exposed to yield curve risk.  Yield curve risk reflects the possibility the changes in the shape of the yield curve could have different effects on our assets and liabilities.

Variable, or floating rate, assets and liabilities that reprice at similar times and have base rates of similar maturity may still be involved in interest rate risk.  If financial instruments have different base rates, we are subject to basis risk reflecting the possibility that the spread from those base rates will deviate.

We hold mortgage-related investments, including mortgage loans and mortgage-backed securities.  Prepayment risk is associated with mortgage-related investments and results from homeowners’ ability to pay off their mortgage loans prior to maturity.  We limit this risk by restricting the types of mortgage-backed securities we may own to those with limited average life changes under certain interest-rate shock scenarios, or securities with embedded prepayment penalties.  We also limit the fixed rate mortgage loans held with maturities greater than five years.

Measuring Interest Rate Risk.  As noted above, interest rate risk can be measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, therefore, a negative gap would tend to adversely affect net interest income.  Conversely, during a period of falling interest rates, a negative gap position would tend to result in an increase in net interest income.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2003 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2003 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 30%, 85% and 24%, respectively, in the first three months, 10%, 2%, and 12%, respectively, in the next nine months, and 60%, 13% and 64%, respectively, after one year (dollars in thousands):

Time to Maturity or Repricing

	0 – 90 Days	91 – 365 Days	1 – 5 Years	Over 5 Years	Total

Interest Earning Assets:
Interest bearing deposits with banks	$6,647	$—	$—	$—	$6,647
Investment securities available for sale	169,546	223,536	600,924	118,104	1,112,110
Loans held for sale	3,830	—	—	—	3,830
Loans	1,793,028	337,064	665,687	30,015	2,825,794

Total interest earning assets	$1,973,051	$560,600	$1,266,611	$148,119	$3,948,381

Interest Bearing Liabilities:
NOW and money market deposit accounts	$418,179	$41,630	$253,494	$—	$713,303
Savings deposits	110,603	55,302	294,941	—	460,846
Time deposits	401,411	801,203	453,996	2,315	1,658,925
Short-term borrowings	293,651	97,949	—	—	391,600
Long-term borrowings	2,872	6,622	9,988	1,982	21,464
Junior subordinated notes issued to capital trusts	25,774	—	—	61,669	87,443

Total interest bearing liabilities	$1,252,490	$1,002,706	$1,012,419	$65,966	$3,333,581

Rate sensitive assets (RSA)	$1,973,051	$2,533,651	$3,800,262	$3,948,381	$3,948,381
Rate sensitive liabilities (RSL)	1,252,490	2,255,196	3,267,615	3,333,581	3,333,581
Cumulative GAP	720,561	278,455	532,647	614,800	614,800
(GAP=RSA–RSL)
RSA/Total assets	45.31%	58.19%	87.28%	90.68%	90.68%
RSL/Total assets	28.76%	51.79%	75.04%	76.56%	76.56%
GAP/Total assets	16.55%	6.39%	12.23%	14.12%	14.12%
GAP/RSA	36.52%	10.99%	14.02%	15.57%	15.57%

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

Based on simulation modeling at December 31, 2003 and 2002, our net interest income would change over a one-year time period due to changes in interest rates as follows (dollars in thousands):

Change in Net Interest Income Over One Year Horizon

Changes in

At December 31, 2003

At December 31, 2002

Levels of Interest Rates

Dollar Change

Percentage Change

Dollar Change

Percentage Change

+ 2.00%	$13,481	8.78%	$5,176	3.71%
+ 1.00	8,161	5.31	3,876	2.78
(1.00)	(11,853)	(7.72)	(1,864)	(1.34)

Our simulations assume the following:

1.              Changes in interest rates are immediate.

2.              Changes in net interest income between December 31, 2003 and December 31, 2002 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

The table above does not show an analysis of decreases of more than 100 basis points due to the low level of current market interest rates.

Item 8.                              Financial Statements and Supplementary Data

MB FINANCIAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

MB FINANCIAL, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

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

MB Financial, Inc.’s management periodically assesses the internal controls for inadequacy.  Based upon these assessments, MB Financial, Inc.’s management believes that, in all material respects, its internal controls relating to preparation of consolidated financial statements as of December 31, 2003 functioned effectively during the year ended December 31, 2003.

/s/ Mitchell Feiger	/s/ Jill E. York
Mitchell Feiger	Jill E. York
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

March 12, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

MB Financial, Inc.:

We have audited the accompanying consolidated balance sheets of MB Financial, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MB Financial, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/ KPMG LLP
Chicago, Illinois
February 20, 2004

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(Amounts in thousands, except share and per share data)

	2003	2002

ASSETS

Cash and due from banks	$91,283	$90,522
Interest bearing deposits with banks	6,647	1,954
Federal funds sold	—	16,100
Investment securities available for sale	1,112,110	893,553
Loans held for sale	3,830	8,380
Loans (net of allowance for loan losses of $39,572 at December 31, 2003 and $33,890 at December 31, 2002)	2,786,222	2,470,824
Lease investments, net	73,440	68,487
Premises and equipment, net	80,410	51,040
Cash surrender value of life insurance	82,547	73,022
Goodwill, net	70,293	45,851
Other intangibles, net	7,560	2,797
Other assets	40,751	37,051

Total assets	$4,355,093	$3,759,581

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Deposits:
Noninterest bearing	$598,961	$497,264
Interest bearing	2,833,074	2,522,301
Total deposits	3,432,035	3,019,565
Short-term borrowings	391,600	222,697
Long-term borrowings	21,464	45,998
Junior subordinated notes issued to capital trusts	87,443	84,800
Accrued expenses and other liabilities	47,058	43,334
Total liabilities	3,979,600	3,416,394

Stockholders’ Equity:
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued 26,807,430 shares at December 31, 2003 and 26,612,302 at December 31, 2002)	268	266
Additional paid-in capital	71,837	69,442
Retained earnings	296,906	255,241
Unearned compensation	(198)	—
Accumulated other comprehensive income	8,531	18,783
Less: 57,300 and 23,797 shares of treasury stock, at cost, at December 31, 2003 and December 31, 2002, respectively	(1,851)	(545)
Total stockholders’ equity	375,493	343,187

Total liabilities and stockholders’ equity	$4,355,093	$3,759,581

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003, 2002 and 2001

(Amounts in thousands, except share and per share data)

	2003	2002	2001

Interest income:
Loans	$164,480	$161,595	$171,192
Investment securities:
Taxable	36,933	43,506	50,118
Nontaxable	5,223	3,383	4,099
Federal funds sold	215	338	1,515
Other interest bearing deposits	53	44	332
Total interest income	206,904	208,866	227,256

Interest expense:
Deposits	53,228	67,247	95,591
Short-term borrowings	4,021	3,755	13,148
Long-term borrowings and junior subordinated notes	8,119	5,186	3,143
Total interest expense	65,368	76,188	111,882
Net interest income	141,536	132,678	115,374

Provision for loan losses	12,756	13,220	6,901

Net interest income after provision for loan losses	128,780	119,458	108,473

Other income:
Loan service fees	5,829	5,034	4,128
Deposit service fees	17,270	11,087	9,014
Lease financing, net	15,049	6,656	2,172
Trust, asset management and brokerage fees	13,384	4,789	3,563
Net gain on sale of securities available for sale	798	1,777	1,716
Increase in cash surrender value of life insurance	3,525	4,132	2,187
Gain on sale of bank subsidiary	3,083	—	—
Other operating income	6,157	5,641	3,416
	65,095	39,116	26,196
Other expenses:
Salaries and employee benefits	62,078	49,673	45,585
Occupancy and equipment expense	17,380	15,898	16,885
Computer services expense	4,234	3,428	1,952
Advertising and marketing expense	4,115	3,438	2,879
Professional and legal expense	5,045	3,214	2,160
Brokerage fee expense	3,946	—	—
Telecommunication expense	2,751	1,923	1,428
Goodwill amortization expense	—	—	2,548
Other intangibles amortization expense	1,160	971	1,021
Prepayment fee on Federal Home Loan Bank advances	1,146	—	—
Other operating expenses	15,128	12,288	11,970
Merger expenses	(720)	—	22,661
	116,263	90,833	109,089

Income before income taxes	77,612	67,741	25,580

Income taxes	24,220	21,371	13,217

Net income	$53,392	$46,370	$12,363

Common share data:
Basic earnings per common share	$2.00	$1.75	$0.47
Diluted earnings per common share	$1.96	$1.72	$0.46
Weighted average common shares outstanding	26,648,265	26,429,523	26,342,712
Diluted weighted average common shares outstanding	27,198,607	26,987,058	26,771,228

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

(Amounts in thousands, except share and per share data)

	Comprehen- sive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compen- sation	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stock- holders’ Equity
Balance at January 1, 2001		$278	$75,501	$211,871	$—	$(1,750)	$(8,594)	$277,306
Net income	$12,363			12,363				12,363
Unrealized holding gains on investment securities, net of tax	12,718
Unrealized interest only securities gains arising during the year, net of tax	1,032
Reclassification adjustments for gains included in net income, net of tax	(1,115)
Other comprehensive income, net of tax	12,635					12,635		12,635
Comprehensive income	$24,998
Purchase of 361,575 shares of treasury stock							(5,668)	(5,668)
Retirement of 1,597,941 shares of treasury stock		(16)	(12,484)				12,500
Stock options exercised for 175,479 shares							1,762	1,762
Cash dividends declared ($0.30 per share)				(4,810)				(4,810)
Balance at December 31, 2001		$262	$63,017	$219,424	$—	$10,885	$—	$293,588
Net income	$46,370			46,370				46,370
Unrealized holding gains on investment securities, net of tax	8,935
Unrealized interest only securities gains arising during the year, net of tax	504
Reclassification adjustments for gains included in net income, net of tax	(1,541)
Other comprehensive income, net of tax	7,898					7,898		7,898
Comprehensive income	$54,268
Issuance of 236,231 shares of common stock		2	4,998					5,000
Purchase of 48,000 shares of treasury stock							(1,100)	(1,100)
Reissuance of 21,203 shares of treasury stock			(342)				496	154
Reissuance of 3,000 shares of treasury stock for stock options exercised							59	59
Stock options exercised for 145,685 shares		2	1,769					1,771
Cash dividends declared ($0.40 per share)				(10,553)				(10,553)
Balance at December 31, 2002		$266	$69,442	$255,241	$—	$18,783	$(545)	$343,187
Net income	$53,392			53,392				53,392
Unrealized holding losses on investment securities, net of tax	(9,495)
Unrealized interest only securities gains arising during the year, net of tax	114
Reclassification adjustments for gains included in net income, net of tax	(871)
Other comprehensive loss, net of tax	(10,252)					(10,252)		(10,252)
Comprehensive income	$43,140
Issuance of 9,755 shares of restricted stock			259		(259)			—
Reissuance of 1,030 shares of treasury stock as restricted stock			(24)				24	—
Restricted stock earned					61			61
Issuance of 216 shares of common stock for employee stock awards		—	—					—
Purchase and retirement of 156 fractional shares			(6)					(6)
Purchase of 109,800 shares of treasury stock							(3,083)	(3,083)
Reissuance of 417 shares of treasury stock for employee stock awards			(10)				10	—
Reissuance of 74,850 shares of treasury stock for stock options exercised			(571)				1,743	1,172
Stock options exercised for 185,313 shares		2	2,747					2,749
Cash dividends declared ($0.44 per share)				(11,727)				(11,727)
Balance at December 31, 2003		$268	$71,837	$296,906	$(198)	$8,531	$(1,851)	$375,493

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(Amounts in Thousands)

	2003	2002	2001
Cash Flows From Operating Activities
Net income	$53,392	$46,370	$12,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,732	25,513	20,534
Gain on sales of premises and equipment and leased equipment	(2,316)	(896)	(337)
Amortization of goodwill	—	—	2,548
Amortization of other intangibles	1,160	971	1,021
Provision for loan losses	12,756	13,220	6,901
Deferred income tax (benefit) expense	9,468	(581)	4,169
Amortization of premiums and discounts on investment securities, net	14,422	6,005	1,167
Net gains on sale of investment securities available for sale	(798)	(1,777)	(1,716)
Proceeds from sale of loans held for sale	117,848	47,021	51,379
Origination of loans held for sale	(112,314)	(54,567)	—
Net gains on sale of loans held for sale	(984)	(834)	(38)
Increase in cash surrender value of life insurance	(3,525)	(4,132)	(2,187)
Interest only securities accretion	(287)	(783)	(1,018)
Gain on interest only securities pool termination	(541)	(779)	—
Gain on sale of bank subsidiary	(3,083)	—	—
Increase (decrease) in other assets	(311)	4,366	5,870
(Decrease) increase in other liabilities, net	(15,922)	(14,241)	10,152
Net cash provided by operating activities	100,697	64,876	110,808

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	93,837	147,312	51,721
Proceeds from maturities and calls of investment securities available for sale	413,382	347,464	408,513
Purchase of investment securities available for sale	(601,043)	(425,460)	(289,241)
Net increase in loans	(85,459)	(87,906)	(204,882)
Purchases of premises and equipment and leased equipment	(69,683)	(24,070)	(31,806)
Proceeds from sales of premises and equipment and leased equipment	8,311	4,530	3,576
Principal collected (paid) on lease investments	3,147	3,907	(720)
Purchase of bank owned life insurance	(6,000)	(35,000)	—
Cash paid, net of cash and cash equivalents in acquisitions	(23,404)	(42,663)	(6,780)
Proceeds from sale of subsidiary bank, net of cash retained by bank	(22,158)	—	—
Proceeds received from interest only receivables	804	1,442	2,287
Net cash used in investing activities	(288,266)	(110,444)	(67,332)

Cash Flows From Financing Activities
Net increase in deposits	26,050	15,016	5,782
Net increase (decrease) in short-term borrowings	186,241	(42,357)	(51,519)
Proceeds from long-term borrowings	14,831	9,661	19,430
Principal paid on long-term borrowings	(39,365)	(8,787)	(9,572)
Proceeds from junior subordinated notes issued to capital trusts	—	59,800	—
Purchase and retirement of common stock	(6)	—	—
Restricted stock awards, net	61	—	—
Treasury stock transactions, net	(1,911)	(887)	(5,668)
Stock options exercised	2,749	1,771	1,762
Dividends paid on common stock	(11,727)	(10,553)	(4,810)
Net cash provided by (used in) financing activities	176,923	23,664	(44,595)

Net decrease in cash and cash equivalents	$(10,646)	$(21,904)	$(1,119)

Cash and cash equivalents:
Beginning of year	108,576	130,480	131,599

End of year	$97,930	$108,576	$130,480

	2003	2002	2001
Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$66,353	$77,164	$104,352
Income taxes paid, net of refunds	17,760	18,448	12,070

Transfer of investment securities from held-to-maturity to available-for-sale	$—	$—	$660,311
Real estate acquired in settlement of loans	1,058	757	2,358

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$178,832	$111,656	$45,435
Loans, net	262,439	109,099	139,518
Lease investments, net	—	27,446	—
Premises and equipment, net	6,482	3,891	4,424
Goodwill, net	28,597	13,820	6,944
Other intangibles, net	5,923	973	326
Other assets	7,806	5,813	584
Total noncash assets acquired:	490,079	272,698	197,231

Liabilities assumed:
Deposits	453,140	182,823	176,549
Short-term borrowings	—	21,772	—
Long-term borrowings	—	11,144	5,526
Accrued expenses and other liabilities	13,535	9,296	8,376
Total liabilities assumed:	466,675	225,035	190,451
Net noncash assets acquired:	$23,404	$47,663	$6,780

Cash and cash equivalents acquired	$69,696	$21,095	$35,109

Stock issuance in lieu of cash paid in acquisition	$—	$5,000	$—

Sale of bank subsidiary

Noncash assets sold:
Investment securities available for sale	$26,512	$—	$—
Loans, net	27,249	—	—
Premises and equipment, net	439	—	—
Goodwill, net	4,155	—	—
Other assets	1,034	—	—
Total non cash assets sold	59,389	—	—

Liabilities sold:
Deposits	66,720	—	—
Short-term borrowings	17,338	—	—
Accrued expenses and other liabilities	572	—	—
Total liabilities sold	84,630	—	—
Net non cash liabilities sold	$25,241	$—	$—

Cash and cash equivalents sold	$38,458	$—	$—
Cash proceeds from sale of bank subsidiary	16,300	—	—
Cash and cash equivalents sold in sale of bank subsidiary, net	$22,158	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                    Significant Accounting Policies

MB Financial, Inc. (the Company) is a bank holding company providing a full range of financial services to individuals and corporate customers through its banking subsidiaries principally in metropolitan Chicago, Illinois and Oklahoma City, Oklahoma.  See Note 2 for a discussion of the merger of equals transaction between the Company and MidCity Financial Corporation (MidCity Financial) in 2001, with the resulting entity being renamed MB Financial, Inc.

The Company split its common shares three-for-two by paying a 50% dividend in December 2003.  All common share and per common share data presented in the consolidated financial statements, and the accompanying notes below, has been adjusted to reflect the dividend.

Basis of Financial Statement Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany items and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year.  Actual results could differ from those estimates.  Areas involving the use of management’s estimates and assumptions, which are more susceptible to change in the near term include the allowance for loan losses.

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

Securities available for sale are reported at fair value with unrealized gains or losses reported as accumulated other comprehensive income, net of the related deferred tax effect.  The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income.  Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.  The Company periodically reviews securities for other-than-temporary impairment.  If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the income statement with the security assigned a new cost basis.

Loans held for sale: Loans held for sale are those loans the Company intends to sell.  They are carried at the lower of aggregate cost or market value.  Gains and losses on sales of loans are recognized at settlement dates.  All sales are made without recourse.

Loans: Loans are stated at the amount of unpaid principal reduced by the allowance for loan losses and unearned income.  Direct finance and leveraged leases are included as lease loans for financial statement purposes.  Direct finance leases are stated as the sum of remaining minimum lease payments from lessees plus estimated residual values less unearned lease income.  Leveraged leases are stated at the sum of remaining minimum lease payments from lessees (less nonrecourse debt payments) plus estimated residual values less unearned lease income.  On a monthly basis, management reviews the lease residuals for potential impairment.  Unearned lease income on direct finance and leveraged leases is recognized over the lives of the leases using the level-yield method.

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

Interest is accrued daily on the Company’s outstanding loan balances.  For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful.  Cash collections on impaired loans are credited to the loan balance, and no interest income is recognized on those loans until the principal balance has been determined to be collectible.

Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes is charged against the allowance for loan losses.

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

Lease investments: The Company’s investment in assets leased to others is reported as lease investments, net, and accounted for as operating leases.  Rental income on operating leases is recognized as income over the lease term according to the provisions of the lease, which is generally on a straight-line basis.  The investment in equipment in operating leases is stated at cost less depreciation using the straight-line method generally over a five-year life.

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

Goodwill and other intangibles: In connection with the Company’s acquisitions, the portion of the purchase price which represents value assigned to the existing deposit base (core deposit intangibles) is being amortized by the declining balance method over three to nine years.  For 2001 and prior years, the excess of cost over fair value of net assets acquired (goodwill) was previously amortized on the straight-line method over fifteen to twenty years.  Under the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets,

effective for fiscal years beginning after December 31, 2001, goodwill is no longer subject to amortization over its useful life, but instead is now subject to at least annual assessments for impairment by applying a fair value based test.  The Company reviews goodwill and intangible assets annually to determine potential impairment by comparing the carrying value of the asset with the anticipated future cash flows.

Derivative Financial Instruments and Hedging Activities: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, 138 and 149 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  The Company adopted SFAS No. 133 on January 1, 2001 and the implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

All derivatives are recognized on the consolidated balance sheet at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative as either a fair value hedge (i.e. a hedge of the fair value of a recognized asset or liability) or a cash flow hedge (i.e. a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability).  The Company formally documents all relationships between hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as fair value hedges or cash flow hedges to specific assets or liabilities on the balance sheet.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.  If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

Stock-based compensation: As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123, the Company measures stock-based compensation cost in accordance with the methods prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  As stock options are granted at fair value, there are no charges to earnings associated with stock options granted.  Accordingly, no compensation cost has been recognized for grants made to date.  Had compensation cost been determined based on the fair value method prescribed in SFAS No. 123, reported net income and earnings per common share would have been reduced to the pro forma amounts shown below (in thousands, except for common share data):

	For the Years ended December 31,
	2003	2002	2001

Net income, as reported	$53,392	$46,370	$12,363
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	61	—	—
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(886)	(541)	(1,587)
Net income, as adjusted	52,567	45,829	10,776

Basic earnings per share, as reported	$2.00	$1.75	$0.47
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(0.03)	(0.02)	(0.07)
Basic earnings per share, as adjusted	1.97	1.73	0.40

Diluted earnings per share, as reported	$1.96	$1.72	$0.46
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(0.03)	(0.02)	(0.06)
Diluted earnings per share, as adjusted	1.93	1.70	0.40

(1)          The Company split its common shares three-for-two by paying a 50% stock dividend in December 2003.  All common share data has been adjusted to reflect the dividend.

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions for December 31, 2003, December 31, 2002 and December 31, 2001, respectively; risk-free interest rate of 3.6%, 4.7% and 5.1% and an expected price volatility of 34%, 25% and 30%.  Weighted average assumptions were 1.8% for the dividend rate in 2003, 2.0% in 2002 and 2.4% for 2001.  Weighted average assumption for expected life was 7 years in 2003, 2002 and 2001.

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

Earnings per common share have been computed for the years ended December 31, 2003, 2002 and 2001 based on the following (dollars in thousands):

	2003	2002	2001

Net income	$53,392	$46,370	$12,363
Weighted average common shares outstanding (1)	26,648,265	26,429,523	26,342,712
Effect of dilutive options (1)	550,342	557,535	428,516
Weighted average common shares outstanding used to calculate diluted earnings per common share (1)	27,198,607	26,987,058	26,771,228

(1)          The Company split its common shares three-for-two by paying a 50% stock dividend in December 2003.  All common share data has been adjusted to reflect the dividend.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements.  This Interpretation clarified the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Qualifying special purpose entities as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, are excluded from the scope of Interpretation No. 46.  The Interpretation applied immediately to all variable interest entities created after January 31, 2003 and was originally effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities.  In October 2003, the FASB postponed the effective date of the Interpretation to December 31, 2003.

In December 2003, a revised version of Interpretation No. 46 (Revised Interpretation No. 46) was issued by the FASB.  The revisions clarify some requirements, ease some implementation problems, add new scope exceptions, and add applicability judgments.  Revised Interpretation No. 46 is required to be adopted by most public companies no later than March 31, 2004.  The Company adopted Revised Interpretation No. 46 as of December 31, 2003.  Upon adoption, we deconsolidated all of the previously established capital trust entities that issued common stock to the Company and preferred securities to third parties.  These trusts invested the proceeds of those offerings in junior subordinated notes of the Company.  As a result of the deconsolidation of those trusts, at December 31, 2003, we have reported $87.4 million of previously issued junior subordinated notes on our balance sheet in lieu of the trust preferred securities issued by the capital trusts which totaled $84.8 million.  The increase in reported liabilities of $2.6 million was offset by a corresponding investment in those trusts.  The adoption of Revised Interpretation No. 46 did not have a material impact on the Company’s financial statements.

In December 2003, the American Institute of Certified Public Accountants released Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3).  SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality.  SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.  The adoption of SOP 03-3 is not expected to have a material impact on the Company’s financial statements.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2.                    Business Combinations and Dispositions

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

After completion of the merger, Old MB Financial’s subsidiary bank, Manufacturers Bank, and MidCity Financial’s Illinois-based subsidiary banks, The Mid-City National Bank of Chicago, First National Bank of Elmhurst and First National Bank of Morton Grove, were merged.  The Mid-City National Bank of Chicago was the surviving institution and was renamed and now operates as MB Financial Bank, N.A. (MB Financial Bank).  Union Bank, N.A., a former subsidiary bank of MidCity Financial based in Oklahoma City, Oklahoma, is now held as a separate subsidiary of the Company.  Abrams Centre National Bank, another former subsidiary bank of MidCity Financial based in Dallas, Texas, was sold in April 2003 (see Disposition section below).

The following table is a summary by category of the expenses recorded relating to the merger in 2001 (in thousands):

Professional fees	$5,557
Compensation	8,981
Other	8,123
Merger expense before tax benefit	$22,661
Tax benefit	3,486
Merger expense net of tax benefit	$19,175

Approximately $875 thousand, $2.2 million and $14.1 million of such merger expenses were not paid, but accrued for at December 31, 2003, 2002 and 2001, respectively.  During 2003, the Company reversed $720 thousand of the merger reserve that was no longer needed.

The following information reconciles net interest income and net income of Old MB Financial as previously reported in Old MB Financial’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2001 to those included in the accompanying consolidated financial statements (in thousands):

Nine Months Ended September 30,
2001
Net interest income
Old MB Financial	$35,949
MidCity Financial	47,960
Total net interest income	$83,909

Net income
Old MB Financial	$9,872
MidCity Financial	12,701
Total net income	$22,573

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

Pro forma results of operation for South Holland for the years ended December 31, 2003, 2002, and 2001, respectively, are not included, as South Holland would not have had a material impact on the Company’s financial statements.

On August 12, 2002, the Company acquired LaSalle Systems Leasing, Inc. and its affiliated company, LaSalle Equipment Limited Partnership (LaSalle), based in the Chicago metropolitan area, for $39.7 million.  Of this amount, $5.0 million was paid in the form of common stock, with the balance paid in cash.  The purchase price includes a $4.0 million deferred payment tied to LaSalle’s operating results for a four-year period subsequent to the acquisition date.  No related payments were made in 2003 and 2002.  The transaction generated approximately $1.7 million in goodwill, which may be adjusted, if the $4.0 million deferred payment is made at a later date.  LaSalle operates as a subsidiary of MB Financial Bank.

On April 8, 2002, the Company completed its acquisition of First National Bank of Lincolnwood (Lincolnwood), based in Lincolnwood, Illinois, and Lincolnwood’s parent, First Lincolnwood Corporation, for an aggregate purchase price of approximately $35.0 million in cash.  The transaction generated approximately $12.1 million in goodwill.  The Company merged Lincolnwood, with its three office locations and $227.5 million assets into MB Financial Bank.

Pro forma results of operation for LaSalle and Lincolnwood for the years ended December 31, 2002 and 2001 are not included, as LaSalle and Lincolnwood would not have had a material impact on the Company’s financial statements.

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

Pro forma results of operation for FSL for the year ended December 31, 2001 are not included, as FSL would not have had a material impact on the Company’s financial statements.

Pending Merger.  On January 12, 2004, the Company jointly announced with First SecurityFed Financial, Inc. (First SecurityFed), parent of First Security Federal Savings Bank, an agreement to merge.  The Company will be the surviving corporation in the transaction valued at $139.2 million, which will be paid through a combination of the Company’s common stock and cash, with First SecurityFed stockholders having the right to chose the form of consideration they will receive, subject to the allocation provisions of the transaction agreement.  First SecurityFed stockholders receiving cash will receive a cash payment equal to $35.25 for their shares, while First SecurityFed stockholders receiving stock will receive a number of shares of the Company’s common stock valued at $35.25 per share based upon the Company’s average closing price over a ten trading day period ending on the second trading day prior to the effective date of the transaction.  The transaction is subject to restructuring as an all-cash transaction at $35.25 per share if the aggregate value of the Company’s stock to be issued is less than 40% of the value of the aggregate transaction consideration and the Company elects not to increase the number of shares issuable in the transaction.  The total number of common shares that will be issued by the Company in the merger has been fixed at approximately 2.0 million shares, subject to increase for any First SecurityFed stock options exercises prior to merger.  The transaction is expected to generate approximately $52.0 million of goodwill.  First SecurityFed reported assets of $490.8 million as of September 30, 2003.  Completion of the transaction is expected in the second quarter of 2004, pending First SecurityFed shareholder, regulatory and other necessary approvals.

Disposition.  On May 6, 2003, the Company completed its sale of Abrams Centre Bancshares, Inc. and its subsidiary, Abrams Centre National Bank (Abrams) for $16.3 million in cash.  The sale resulted in a $3.1 million gain for the Company in the second quarter of 2003.  As of the sale date, Abrams had approximately $98.4 million in assets.

Note 3.                    Restrictions on Cash and Due From Banks

The subsidiary banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those reserve balances was approximately $7.5 million and $14.0 million at December 31, 2003 and 2002, respectively.

Note 4.                    Investment Securities

Carrying amounts and fair values of investment securities available for sale are summarized as follows (in thousands):

Available for sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2003:

U.S. Treasury securities	$22,157	$1,278	$—	$23,435
U.S. Government agencies	233,472	10,142	(212)	243,402
States and political subdivisions	177,731	3,842	(1,481)	180,092
Mortgage-backed securities	574,456	4,751	(9,067)	570,140
Corporate bonds	44,074	2,052	(1,052)	45,074
Equity securities	47,004	628	—	47,632
Debt securities issued by foreign governments	560	—	—	560
Investments in equity lines of credit trusts	1,775	—	—	1,775

Totals	$1,101,229	$22,693	$(11,812)	$1,112,110

December 31, 2002:

U.S. Treasury securities	$23,661	$1,608	$—	$25,269
U.S. Government agencies	262,092	17,377	—	279,469
States and political subdivisions	67,530	2,912	(54)	70,388
Mortgage-backed securities	443,044	6,242	(1,268)	448,018
Corporate bonds	45,937	1,298	(1,994)	45,241
Equity securities	18,185	199	(33)	18,351
Debt securities issued by foreign governments	690	—	—	690
Investments in equity lines of credit trusts	6,127	—	—	6,127

Totals	$867,266	$29,636	$(3,349)	$893,553

Unrealized losses on investment securities available for sale and the fair value of the related securities at December 31, 2003 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2003:

U.S. Government securities	$55,874	$(212)	$—	$—	$55,874	$(212)
States and political subdivisions	50,549	(1,467)	1,317	(14)	51,866	(1,481)
Mortgage-backed securities	304,556	(8,924)	6,559	(143)	311,115	(9,067)
Corporate bonds	6,141	(645)	7,233	(407)	13,374	(1,052)
Totals	$417,120	(11,248)	$15,109	$(564)	$432,229	$(11,812)

The total number of security positions in the investment portfolio that were in an unrealized loss position at December 31, 2003 is 194.  All securities with unrealized losses are reviewed by management at least quarterly to determine whether the unrealized losses are other-than-temporary.  Unrealized losses in the portfolio at December 31, 2003 resulted from increases in market interest rates and not from deterioration in the creditworthiness of the issuer.  Since the Company has the ability to hold these securities until market price recovery or maturity, these investment securities are not considered other-than-temporarily impaired.

Realized net gains (losses) on sale of investment securities available for sale are summarized as follows (in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Realized gains	$2,395	$1,811	$1,787
Realized losses	(1,597)	(34)	(71)
Net gains	$798	$1,777	$1,716

The amortized cost and fair value of investment securities available for sale as of December 31, 2003 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

(In thousands)	Amortized Cost	Fair Value
Due in one year or less	$26,356	$26,917
Due after one year through five years	293,823	306,830
Due after five years through ten years	45,431	46,176
Due after ten years	114,159	114,415
Equity securities	47,004	47,632
Mortgage-backed securities	574,456	570,140
Totals	$1,101,229	$1,112,110

Investment securities available for sale with carrying amounts of $457.3 million and $310.7 million at December 31, 2003 and 2002, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 5.                    Loans

Loans consist of the following at (in thousands):

	December 31,
	2003	2002

Commercial loans	$647,365	$558,208
Commercial loans collateralized by assignment of lease payments	234,724	274,290
Commercial real estate	1,090,498	902,755
Residential real estate	361,110	373,181
Construction real estate	268,523	204,728
Installment and other	223,574	191,552
Gross loans (1)	2,825,794	2,504,714
Allowance for loan losses	(39,572)	(33,890)
Loans, net	$2,786,222	$2,470,824

(1)          Gross loan balances at December 31, 2003 and 2002 are net of unearned income, including net deferred loan fees of $4.2 million for each period.

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

Non-accrual loans and loans past due ninety days or more were $21.1 million and $22.0 million at December 31, 2003 and 2002, respectively.  The reduction in interest income associated with loans on non-accrual status was approximately $1.3 million, $1.2 million, and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Information about impaired loans as of and for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	December 31,
	2003	2002	2001

Loans for which there were related allowance for loan losses	$13,780	$17,358	$13,452
Other impaired loans	459	157	1,273

Total impaired loans	$14,239	$17,515	$14,725

Average monthly balance of impaired loans	$20,629	$14,069	$12,988
Related allowance for loan losses	4,133	3,434	4,055
Interest income recognized on a cash basis	458	253	305

Activity in the allowance for loan losses was as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001

Balance, beginning of year	$33,890	$27,500	$26,836
Additions from acquisitions	3,563	1,212	3,025
Allowance related to bank subsidiary sold	(528)	—	—
Provision for loan losses	12,756	13,220	6,901
Charge-offs	(14,924)	(9,466)	(10,949)
Recoveries	4,815	1,424	1,687
Net charge-offs	(10,109)	(8,042)	(9,262)
Balance, end of year	$39,572	$33,890	$27,500

Loans outstanding to executive officers and directors of the Company, including companies in which they have management control or beneficial ownership, at December 31, 2003 and 2002, were approximately $41.0 million and $21.8 million, respectively.  In the opinion of management, these loans have similar terms to other customer loans and do not present more than normal risk of collection.  An analysis of the activity related to these loans for the year ended December 31, 2003 is as follows (in thousands):

Balance, beginning	$21,806
Additions	22,722
Principal payments and other reductions	(3,529)
Balance, ending	$40,999

Note 6.                    Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment.  The credit quality of the lessee generally is in one of the top four rating categories of Moody’s or Standard & Poors, or the equivalent as determined by us.

Lease investments by categories follow (in thousands):

	December 31,
	2003	2002

Direct finance leases:
Minimum lease payments	$29,281	$23,490
Estimated unguaranteed residual values	2,852	2,284
Less: unearned income	(3,248)	(2,517)
Direct finance leases (1)	$28,885	$23,257

Leveraged leases:
Minimum lease payments	$28,835	$32,018
Estimated unguaranteed residual values	2,720	3,302
Less: unearned income	(2,222)	(3,235)
Less: related non-recourse debt	(27,073)	(30,290)
Leveraged leases (1)	$2,260	$1,795

Operating leases:
Equipment, at cost	$128,416	$113,619
Less accumulated depreciation	(54,976)	(45,132)
Lease investments, net	$73,440	$68,487

(1)          Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership to the lessee are classified as direct financing.  If these direct finance leases have non-recourse debt associated with them, they are further classified as leveraged leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements.  Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease.

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  Most of our lease equipment purchases are funded internally, but some of these purchases are financed through loans from other banks, which totaled $19.1 million at December 31, 2003 and $17.3 million at December 31, 2002.

The minimum lease payments receivable for the various categories of leases are due as follows (in thousands) for the years ending December 31,

Year	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
2004	$2,253	$5,728	$26,948	$34,929
2005	5,756	12,341	18,984	37,081
2006	11,485	9,275	9,615	30,375
2007	6,009	617	2,457	9,083
2008	3,778	874	755	5,407
	$29,281	$28,835	$58,759	$116,875

Income from lease investments is composed of (in thousands):

	Years Ended December 31,
	2003	2002	2001
Rental income on operating leases	$37,342	$26,471	$15,581
Gain on sale of leased equipment	3,589	809	253

Income on lease investments, gross	40,931	27,280	15,834
Less:
Write down of residual value of equipment	(301)	(742)	(600)
Depreciation on operating leases	(25,581)	(19,882)	(13,062)
Income from lease investments, net	$15,049	$6,656	$2,172

The lease residual value represents the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed monthly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  There were 1,416 leases at December 31, 2003 compared to 1,517 at December 31, 2002.  The average residual value per lease was approximately $19 thousand at December 31, 2003 and $16 thousand at December 31, 2002.

At December 31, 2003, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term December 31,	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
2004	$740	$1,331	$6,714	$8,785
2005	347	623	4,646	5,616
2006	810	611	6,049	7,470
2007	443	54	2,252	2,749
2008	512	101	1,361	1,974
2009	—	—	54	54
	$2,852	$2,720	$21,076	$26,648

Note 7.                    Premises and Equipment

Premises and equipment consist of (in thousands):

	December 31,
	2003	2002
Land and land improvements	$18,153	$14,718
Buildings	50,531	28,322
Furniture and equipment	26,623	24,955
Buildings and leasehold improvements	23,331	17,486
	118,638	85,481
Accumulated depreciation	(38,228)	(34,441)

Premises and equipment, net	$80,410	$51,040

Depreciation on premises and equipment totaled $6.0 million, $5.5 million and $6.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

During the third quarter of 2003, the Company acquired a new operations center in Rosemont, Illinois for $19.3 million.  The Company plans to occupy the new location starting in the third quarter of 2004.

Note 8.                    Goodwill and Intangibles

On January 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Under the provisions of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead is subject to at least annual assessments for impairment by applying a fair-value based test.  SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  No impairment losses on goodwill or other intangibles were incurred in 2003 and 2002.

The following table presents the changes in the carrying amount of goodwill as of December 31, 2003 and December 31, 2002 (in thousands):

	December 31,
	2003	2002
Balance at beginning of period	$45,851	$32,031
Goodwill acquired	28,597	13,820
Goodwill related to bank subsidiary sold	(4,155)	—
Balance at end of period	$70,293	$45,851

The Company has other intangible assets consisting of core deposit intangibles that have a weighted average amortization period of approximately eleven years.  The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value as of December 31, 2003 and December 31, 2002 (in thousands):

	December 31,
	2003	2002
Balance at beginning of period	$2,797	$2,795
Amortization expense	(1,160)	(971)
Other intangibles acquired	5,923	973
Balance at end of period	$7,560	$2,797

Gross carrying amount	$22,219	$16,296
Accumulated amortization	(14,659)	(13,499)
Net book value	$7,560	$2,797

The following presents the estimated amortization expense of other intangible assets (in thousands):

Year ending December 31,
2004	$1,124
2005	921
2006	658
2007	446
2008	718

The following table presents pro forma net income and earnings per share in all periods presented excluding goodwill amortization expense (in thousands, except for common share data):

For the Years Ended December 31,

	2003	2002	2001

Reported net income	$53,392	$46,370	$12,363
Add back: Goodwill Amortization	—	—	2,548
Adjusted net income	$53,392	$46,370	$14,911

Basic earnings per common share:
Reported net income	$2.00	$1.75	$0.47
Add back: Goodwill Amortization	—	—	0.10
Adjusted net income	$2.00	$1.75	$0.57

Fully diluted earnings per common share:
Reported net income	$1.96	$1.72	$0.46
Add back: Goodwill Amortization	—	—	0.10
Adjusted net income	$1.96	$1.72	$0.56

Note 9.                    Deposits

The composition of deposits is as follows (in thousands):

	December 31,
	2003	2002

Demand deposits, noninterest bearing	$598,961	$497,264
NOW and money market accounts	713,303	573,463
Savings deposits	460,846	364,596
Time certificates, $100,000 or more	630,972	611,283
Other time certificates	1,027,953	972,959
Total	$3,432,035	$3,019,565

Time certificates of $100,000 or more included $160.3 million and $166.0 million of brokered deposits at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of time certificates are as follows (in thousands):

2004	$1,192,550
2005	244,017
2006	68,715
2007	107,871
2008	42,780
thereafter	2,992

$1,658,925

Note 10.             Short-Term Borrowings

Short-term borrowings are summarized as follows as of December 31, 2003 and 2002 (dollars in thousands):

	December 31,
	2003		2002
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

Federal funds purchased	1.26%	$47,525	1.46%	$63,220
Securities sold under agreements to repurchase	1.16	219,075	1.62	157,477
Federal Home Loan Bank advances	1.35	125,000	5.85	2,000
	1.23%	$391,600	1.61%	$222,697

Securities sold under agreements to repurchase are agreements in which a party acquires funds by selling securities to another party under a simultaneous agreement to repurchase the same securities at a specified price and date.  The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements.  Customer repurchase agreements totaled $163.3 million and $91.5 million at December 31, 2003 and 2002, respectively.  Company repurchase agreements totaled $55.8 million and $66.0 million at December 31, 2003 and 2002, respectively.

Federal Home Loan Bank advances with maturities less than one year totaled $125.0 million and $2.0 million at December 31, 2003 and 2002, respectively.  At December 31, 2003, the advances had maturities ranging from January 2004 to September 2004.  The advances are fixed rate and are subject to a prepayment fee.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank.

The Company has a $26 million correspondent bank line of credit which has certain debt covenants that require the Company to maintain “Well Capitalized” capital ratios, to have no other debt except in the usual course of business, and requires the Company to maintain minimum financial ratios on return on assets and earnings as well as maintain minimum financial ratios related to the loan loss allowance.  The Company was in compliance with such debt covenants as of December 31, 2003.  The correspondent bank line of credit is secured by the stock of MB Financial Bank, and its terms are renewed annually.  No balances were outstanding on the correspondent bank line of credit at December 31, 2003 and 2002.

Note 11.             Long-Term Borrowings

The Company had notes payable to banks totaling $19.1 million and $17.3 million at December 31, 2003 and December 31, 2002, respectively, which accrue interest at rates ranging from 3.90% to 9.50%.  Lease investments includes equipment with an amortized cost of $22.1 million and $20.5 million at December 31, 2003 and December 31, 2002, respectively, that is pledged as collateral on these notes.

The Company had Federal Home Loan Bank advances with maturities greater than one year of $2.4 million and $8.7 million at December 31, 2003 and 2002, respectively.  As of December 31, 2003, the advances had fixed interest rates ranging from 3.87% to 5.34%.

During 2003, the Company incurred a $1.1 million prepayment fee on Federal Home Loan Bank advances due to the early payoff of $8.1 million in long-term advances.

At December 31, 2002, long-term borrowings included $20.0 million in unsecured floating rate subordinated debt.  The Company had the option to select an interest rate equal to 1-month, 3-month, 6-month LIBOR, or other LIBOR rate agreed upon by the agent plus 2.60%, and interest was paid monthly.  The Company prepaid this seven-year instrument in December 2003, without penalty.

The principal payments on long-term borrowings are due as follows during the years ending December 31,

(In thousands)	Amount

2004	$9,501
2005	6,662
2006	2,849
2007	298
2008	180
Thereafter	1,974

$21,464

Note 12.             Junior Subordinated Notes Issued to Capital Trusts

The Company established Delaware statutory trusts in prior years for the sole purpose of issuing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrently with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are issues that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company wholly owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2003 (in thousands):

	MB Financial Capital Trust I	Coal City Capital Trust I

Junior Subordinated Notes:
Principal balance	$61,669	$25,774
Stated maturity date	September 30, 2032	September 1, 2028

Trust Preferred Securities:
Face value	$59,800	$25,000
Annual rate	8.60%	3-mo LIBOR + 1.80%
Issuance date	August 2002	July 1998
Distribution dates (1)	Quarterly	Quarterly

(1)          All cash distributions are cumulative.

As of December 31, 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as revised in December 2003.  Upon adoption, the Company deconsolidated both capital trust entities above.  As a result of the deconsolidation of those trusts, the Company is reporting the previously issued junior subordinated notes on its balance sheet rather than the preferred securities issued by the capital trusts.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date, or upon redemption on a date no earlier than September 30, 2007 for MB Financial Capital Trust I and September 1, 2008 for Coal City Capital Trust I.  Prior to these respective redemption dates, the junior subordinated notes may be redeemed by the Company (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in a trust being treated as an investment company.  Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes.  The Company’s obligation under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust.  The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities for up to five years, but not beyond the stated maturity date in the table above.

The Federal Reserve Board is currently evaluating whether the deconsolidation of capital trust entities required by revised Interpretation No. 46 will affect the qualification of trust preferred securities as Tier 1 Capital.  If the Federal Reserve Board determines to no longer allow trust preferred securities to be treated as Tier 1 Capital, the Company would, as noted above, have the option to redeem the junior subordinated notes.

Note 13.             Lease Commitments and Rental Expense

The Company leases office space for certain branch offices.  In 1998, the Company sold its North Riverside building for $7.4 million and leased back a portion of the building under an operating lease.  The gain of $1.4 million realized on that transaction was deferred and is being amortized over the remaining term of the ten-year lease.  The future minimum annual rental commitments for these noncancelable leases and subleases of such space excluding the deferred gain are as follows (in thousands):

Year	Gross Rents	Sublease Rents	Net Rents
2004	$3,440	$1,434	$2,006
2005	3,062	306	2,756
2006	2,701	267	2,434
2007	2,708	219	2,489
2008	1,972	211	1,761
Thereafter	89,190	471	88,719
	$103,073	$2,908	$100,165

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes.  Certain leases also provide for increased rental payments based on increases in the Consumer Price Index.

The Company entered into a long-term land lease with the purchase of its new operations center in Rosemont, Illinois during the third quarter of 2003.  Substantially all future rental commitments beyond 2008 relate to this land lease.

Net rental expense for the years ended December 31, 2003, 2002 and 2001 amounted to $1.9 million, $2.3 million and $2.2 million, respectively.

Note 14.             Employee Benefit Plans

The Company has a defined contribution 401(k) plan that covers all full-time employees who have completed three months of service prior to the first day of each month.  Each participant under the plan may contribute up to 15% of his/her compensation on a pretax basis.  The Company’s contributions consist of a discretionary profit-sharing contribution and a matching contribution of the amounts contributed by the participants.  The Board of Directors determines the Company’s contributions on an annual basis.

Each participant is eligible for a Company matching contribution equal to 100% of their contributions up to 2% of their compensation plus 50% of each additional contribution up to 2% of their compensation, resulting in a maximum total Company matching contribution of 3%.  Additionally, the Company made a discretionary profit sharing contribution equal to 4% of total compensation.  The Company’s total contributions to the plan, for the years ended December 31, 2003, 2002 and 2001, were approximately $2.5 million, $2.0 million and $755 thousand, respectively.

During 2001, the Company maintained the MidCity Financial Corporation profit sharing plan and contributed on behalf of each participant.  The MidCity Financial Corporation profit sharing plan allowed for voluntary contributions by employees, subject to certain limitations.  Employer contributions to the plan were based solely on the performance of MidCity Financial.  Employer contributions to the plan were approximately $1.3 million for the year ended December 31, 2001.  As of the year end December 31, 2001, the MidCity Financial Corporation plan was merged into the Company’s plan and a new plan document was created to accommodate the merger and administrative changes.

Supplemental/nonqualified retirement plans cover key employees.  Contributions to the plan were approximately $151 thousand, $157 thousand and $74 thousand for the years ended December 31, 2003, 2002 and 2001, respectively.  During 2001, the Company also continued to maintain the MidCity Financial Corporation supplemental profit sharing plan which covered key employees. Contributions to the MidCity Financial Corporation supplemental profit sharing plan were approximately $106 thousand for the year ended December 31, 2001.

Note 15.             Income Taxes

The deferred taxes consist of (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Allowance for loan losses	$13,812	$11,755
Interest only receivables	1,247	904
Deferred compensation	2,556	2,388
Deferred gain on sale of building	110	136
Merger and non-compete accrual	1,142	856
Federal net operating loss carryforwards	3,435	1,877
State net operating loss carryforwards	1,700	2,300
Other items	830	493
Total deferred tax asset	24,832	20,709
Valuation allowance	(1,700)	(2,300)
Total deferred tax asset, net of valuation allowance	23,132	18,409

Deferred tax liabilities:
Securities discount accretion	(96)	(638)
Loans	(233)	(469)
Lease investments	(5,118)	(5,022)
Premises and equipment	(12,023)	(3,064)
Core deposit intangible	(2,646)	(979)
Federal Home Loan Bank stock dividends	(1,232)	(654)
Other items	(596)	(612)
Total deferred tax liabilities	(21,944)	(11,438)
Net deferred tax asset	1,188	6,971
Net unrealized gain on interest only securities	(785)	(849)
Net unrealized holding gain on securities available for sale	(3,808)	(9,200)
Net deferred tax liability	$(3,405)	$(3,078)

Management has evaluated the probability of deferred tax assets not being realized, and determined that state taxable income in future years may not be adequate to utilize the net operating loss carryforwards due primarily to certain tax strategies implemented by the Company.  Accordingly, the Company has established a valuation allowance of $1.7 million at December 31, 2003.

The Company’s state net operating loss carryforwards totaled approximately $36.6 million at December 31, 2003 and expire beginning in 2007 through 2021.  The Company’s Federal net operating loss carryforwards totaled approximately $9.8 million at December 31, 2003 and expire beginning in 2012 through 2019.

Income taxes consist of (in thousands):

	Years Ended December 31,
	2003	2002	2001

Current expense:
Federal	$14,527	$21,883	$8,645
State	225	69	403
	14,752	21,952	9,048
Deferred expense (benefit)	9,468	(581)	4,169

	$24,220	$21,371	$13,217

The reconciliation between the statutory federal income tax rate of 35% and the effective tax rate on consolidated income follows (in thousands):

	Years Ended December 31,
	2003	2002	2001

Federal income tax at expected statutory rate	$27,164	$23,709	$8,953
Increase (decrease) due to:
Nondeductible merger expenses	214	18	1,945
Establishment of valuation allowance on state net operating loss carryforwards	—	—	2,500
Tax exempt income, net	(1,728)	(1,120)	(1,381)
Nondeductible amortization	—	—	892
Nonincludable increase in cash surrender value of life insurance	(1,234)	(1,446)	(765)
Sale of bank subsidiary	(974)	—	—
State tax, net of federal benefit	146	45	400
Other items, net	632	165	673

Income tax expense	$24,220	$21,371	$13,217

Note 16.             Commitments and Contingencies

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

At December 31, 2003 and December 31, 2002, the following financial instruments were outstanding whose contract amounts represent off-balance sheet credit risk (in thousands):

	Contract Amount
	2003	2002
Commitments to extend credit:
Home equity lines	$174,961	$121,523
Other commitments	660,332	510,453

Letters of credit:
Standby	66,313	20,789
Commercial	7,407	2,578

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires additional disclosures by a guarantor about its obligations under certain guarantees that it has issued.  Interpretation No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The most significant instruments impacted for the Company are standby and commercial letters of credit.

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of December 31, 2003, the maximum remaining term for any standby letter of credit was August 31, 2008.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At December 31, 2003, the contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $50.3 million to $73.7 million from $23.4 million at December 31, 2002.  The increase was largely due to the acquisition of South Holland, which had approximately $37.0 million in standby letters of credit at its acquisition date.  Of the $73.7 million in commitments outstanding at December 31, 2003, $26.3 million of the letters of credit have been issued or renewed since December 31, 2002.  The Company had no liability recorded as of December 31, 2003 relating to these commitments.

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

Concentrations of credit risk: The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market areas.  Investments in securities issued by states and political subdivisions also involve governmental entities within the Company’s market area.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers.

Contingencies:  In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s consolidated financial statements.

Note 17.             Regulatory Matters

The Company’s primary source of cash is dividends from the subsidiary banks.  The subsidiary banks are subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.  The dividends declared cannot be in excess of the amount which would cause the subsidiary banks to fall below the minimum required for capital adequacy purposes.

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory – and additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s and it’s subsidiary banks’ assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices.  The Company’s and its subsidiary banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject as of December 31, 2003 and 2002.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the subsidiary banks as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the subsidiary banks must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well-capitalized column in the table below.  There are no conditions or events since that notification that management believes have changed the subsidiary banks’ categories.

The required and actual amounts and ratios for the Company and its subsidiary banks are presented below (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total capital (to risk-weighted assets):
Consolidated	$415,037	12.86%	$258,128	8.00%	$ N/A	N/A	%
MB Financial Bank	382,432	12.74	240,219	8.00	300,274	10.00
Union Bank	24,116	10.97	17,587	8.00	21,983	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	375,465	11.64	129,064	4.00	N/A	N/A
MB Financial Bank	344,961	11.49	120,109	4.00	180,164	6.00
Union Bank	22,274	10.13	8,793	4.00	13,190	6.00
Tier 1 capital (to average assets):
Consolidated	375,465	8.97	167,399	4.00	N/A	N/A
MB Financial Bank	344,961	8.92	154,672	4.00	193,339	5.00
Union Bank	22,274	7.22	12,332	4.00	15,416	5.00

As of December 31, 2002
Total capital (to risk-weighted assets):
Consolidated	415,425	14.99	221,707	8.00	N/A	N/A
MB Financial Bank	324,330	12.74	203,678	8.00	254,598	10.00
Union Bank	25,499	14.73	13,848	8.00	17,310	10.00
Abrams Centre National Bank	9,785	19.92	3,930	8.00	4,913	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	361,535	13.05	110,854	4.00	N/A	N/A
MB Financial Bank	273,034	10.72	101,839	4.00	152,759	6.00
Union Bank	24,008	13.87	6,924	4.00	10,386	6.00
Abrams Centre National Bank	9,165	18.66	1,965	4.00	2,948	6.00
Tier 1 capital (to average assets):
Consolidated	361,535	9.74	148,417	4.00	N/A	N/A
MB Financial Bank	273,034	8.16	133,898	4.00	167,373	5.00
Union Bank	24,008	8.81	10,899	4.00	13,623	5.00
Abrams Centre National Bank	9,165	10.51	3,487	4.00	4,359	5.00

N/A – not applicable

Note 18.             Fair Value of Financial Instruments

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

Interest bearing deposits: The fair values disclosed for deposits with no defined maturities are equal to their carrying amounts, which represent the amount payable on demand.  The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair value at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Junior subordinated notes issued to capital trusts: The fair values of the Company’s junior subordinated notes issued to capital trusts is estimated based on the quoted market prices of the trusts’ preferred security instruments.

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

The estimated fair value of financial instruments is as follows (in thousands):

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$91,283	$91,283	$90,522	$90,522
Interest bearing deposits with banks	6,647	6,647	1,954	1,954
Federal funds sold	—	—	16,100	16,100
Investment securities available for sale	1,112,110	1,112,110	893,553	893,553
Loans held for sale	3,830	3,830	8,380	8,380
Loans, net	2,786,222	2,885,239	2,470,824	2,546,631
Accrued interest receivable	19,594	19,594	19,413	19,413
Interest rate swap contracts	38	38	(176)	(176)

Financial Liabilities
Non-interest bearing deposits	598,961	598,961	497,264	497,264
Interest bearing deposits	2,833,074	2,850,901	2,522,301	2,551,032
Short-term borrowings	391,600	391,755	222,697	221,501
Long-term borrowings	21,464	22,362	45,998	50,336
Junior subordinated notes issued to capital trusts	87,443	90,845	84,800	83,410
Accrued interest payable	6,480	6,480	7,010	7,010

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	—	538	—	254

Note 19.             Stock Option Plans

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) which was established in 1997 and subsequently modified.  Options outstanding under the Company’s previous Coal City Corporation Plan adopted in 1995 were transferred to the Omnibus Plan with the number of options and exercise prices being converted using a ratio of 83.5 to 1.  The Omnibus Plan as modified reserves 3,750,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  A grant under the Omnibus Plan may be options intended to be incentive stock options (“ISO”), non-qualified stock options (“NQSO”), stock appreciation rights or restricted stock.  A committee, appointed by the Board of Directors, administers the Omnibus Plan.

In addition, through a previous merger, the Company adopted the Avondale 1995 Plan (“1995 Plan”).  Effective with the merger, no further options were granted through the 1995 Plan.

Options granted under the plans may be exercised at such times and be subject to such restrictions and conditions as the committee shall in each instance approve, which may not be the same for each grant.  Each option granted shall expire at such time as the committee shall determine at the time of grant; provided, however, that no option granted under the Omnibus Plan shall be exercisable later than the fifteenth anniversary date of its grant (ten years if an ISO) and provided further that no option granted under the 1995 Plan shall be exercisable later than the tenth anniversary of the date of its grant.  The option price for each grant of an option shall be determined by the committee, provided that the option price shall not be less than 100% of the fair market value of a share on the date the option is granted.  In the event any holder of 10% or more of the shares is granted an incentive stock option, the option price shall not be less than 110% of the fair market value of a share on the date of grant.

The Company split its common shares three-for-two by paying a 50% stock dividend in December 2003.  The option shares and prices have been adjusted to reflect the split.

Outstanding options under the Omnibus Plan and the 1995 Plan were 1,823,156 and 1,683,854 as of December 31, 2003 and 2002, respectively.  Substantially all of the outstanding options vest after a period of four years from their grant date.  There were no stock appreciation rights outstanding as of December 31, 2003 and 2002.

Other pertinent information related to the options is as follows:

	December 31,
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,683,854	$13.46	1,365,584	$10.55	1,262,651	$9.36
Granted	445,982	26.67	483,935	20.63	288,303	15.36
Exercised	260,163	10.90	148,685	9.34	175,479	10.04
Forfeited	46,517	20.88	16,980	19.61	9,891	8.31
Outstanding at end of year	1,823,156	$16.86	1,683,854	$13.46	1,365,584	$10.55

Exercisable at end of year	808,849	$9.70	1,042,896	$9.63	1,136,834	$9.30

Weighted average fair value per option of options granted during the year	$6.76		$5.80		$5.02

The following table presents certain information with respect to outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life (yrs)	Weighted verage Exercise Price	Options Exercisable	Weighted Average Exercise Price

$6.91 - $8.62	338,390	4.70	$7.86	338,390	$7.86
$8.77 - $12.80	391,921	3.44	9.34	391,921	9.34
$16.89 - $16.98	259,256	6.80	19.91	51,356	16.98
$20.00 - $23.93	428,889	8.26	21.33	27,182	23.93
$26.19 - $26.89	404,700	9.56	26.88	—	—
	1,823,156	6.65	$16.86	808,849	$9.70

Shares exercised pertaining to the 1995 plan were 2,250 and 55,227 during 2003 and 2002, respectively.  Options outstanding pertaining to the 1995 Plan were 182,916, 185,166, and 240,393 at December 31, 2003, 2002 and 2001, respectively.

The Company also grants restricted shares to select officers within the organization and directors who elect to receive restricted stock in lieu of cash for directors’ fees.  These restricted shares vest over a one to three year period.  Holders of restricted shares are entitled to receive cash dividends paid to the Company’s common stockholders and have the right to vote the restricted shares prior to vesting.  Compensation expense for the restricted shares equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period.  In 2003, 10,785 restricted shares were granted, with a weighted-average grant-date per share fair value of $27.43.  As of December 31, 2003, all 10,785 restricted shares granted in 2003 were outstanding.  The Company recognized $61 thousand in compensation expense related to the restricted stock grants during 2003.  No restricted shares were granted or outstanding in 2002 and 2001.

Note 20.             Derivative Financial Instruments

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had seven fair value commercial loan interest rate swaps with a notional amount of $21.7 million at December 31, 2003.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position recorded at fair value.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable was approximately $27 thousand and $12 thousand at December 31, 2003 and 2002, respectively.  The Company had no interest rate swaps outstanding during the year ended December 31, 2001.  The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At December 31, 2003, the Company’s credit exposure relating to interest rate swaps was not significant.

Activity in the notional amounts of end-user derivatives for the year ended December 31, 2003, is summarized as follows (in thousands):

	Amortizing Interest Rate Swaps	Non-Amortizing Interest Rate Swaps	Total Derivatives
Balance at December 31, 2002	$4,994	$—	$4,994
Additions	17,008	—	17,008
Amortization	(346)	—	(346)
Balance at December 31, 2003	$21,656	$—	$21,656

The following table summarizes the weighted average receive and pay rates for the interest rate swaps at December 31, 2003 (dollars in thousands):

		Estimated Fair	Weighted Average
	Notional Amount	Value	Receive Rate	Pay Rate
Interest Rate Swaps:
Receive variable/pay fixed	$21,656	$(38)	3.24%	5.58%

Methods and assumptions used by the Company in estimating the fair value of its interest rate swaps are discussed in Note 18 to consolidated financial statements.

Note 21.             Condensed Parent Company Financial Information

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

Balance Sheets

(In thousands)

	December 31,
	2003	2002
Assets
Cash	$8,193	$52,486
Investments in subsidiaries	452,063	372,659
Other assets	6,976	3,070

Total assets	$467,232	$428,215

Liabilities and Stockholders’ Equity
Junior subordinated notes issued to capital trusts	87,443	84,800
Other liabilities	4,296	228
Stockholders’ equity	375,493	343,187

Total liabilities and stockholders’ equity	$467,232	$428,215

Statements of Income

(In thousands)

	Years Ended December 31,
	2003	2002	2001

Dividends from subsidiaries	$51,000	$43,400	$11,450
Interest and other income	3,473	1,594	3,961
Interest and other expense	(8,299)	(4,239)	(13,943)
Income before income tax benefit and equity in undistributed net income of subsidiaries	46,174	40,755	1,468
Income tax benefit	(1,690)	(918)	(3,492)
Income before equity in undistributed net income of subsidiaries	47,864	41,673	4,960
Equity in undistributed net income of subsidiaries	5,528	4,697	7,403

Net income	$53,392	$46,370	$12,363

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2003	2002	2001

Cash Flows From Operating Activities
Net income	$53,392	$46,370	$12,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	3	(29)
Net gains on sale of investment securities available for sale	(82)	—	—
Net gains on sale of bank subsidiary	(3,083)	—	—
Equity in undistributed net income of subsidiaries	(5,528)	(4,697)	(7,403)
Change in other assets and other liabilities	(3,038)	(1,745)	(2,314)
Net cash provided by operating activities	41,661	39,931	2,617

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	1,525	—	—
Investments in and advances to subsidiaries	—	—	(9,000)
Proceeds from sale of bank subsidiary, net	16,300	—	—
Cash paid for acquisitions, net	(92,945)	(35,106)	(10,889)
Net cash used in investing activities	(75,120)	(35,106)	(19,889)

Cash Flows From Financing Activities
Issuance of common stock	—	5,000	—
Purchase and retirement of common stock	(6)	—	—
Treasury stock transactions, net	(1,911)	(887)	(5,668)
Stock options exercised	2,749	1,771	1,762
Restricted stock awards, net	61	—	—
Dividends paid	(11,727)	(10,553)	(4,810)
Proceeds from short-term borrowings	—	—	16,400
Principal paid on short-term borrowings	—	(11,600)	(15,400)
Proceeds from junior subordinated notes issued to capital trusts	—	59,800	—
Net cash (used in) provided by financing activities	(10,834)	43,531	(7,716)

Net (decrease) increase in cash	(44,293)	48,356	(24,988)

Cash:
Beginning of year	52,486	4,130	29,118

End of year	$8,193	$52,486	$4,130

Item 9.                     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no change in our independent accountants during the two most recent fiscal years.

Item 9A.            Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2003 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)         Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2003, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.                       Directors and Executive Officers of the Registrant

Directors and Executive Officers.  The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance.  The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics.  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors.  A copy of our code of ethics is available on our Internet website address, www.mbfinancial.com.

Item 11.                       Executive Compensation

The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.              Security Ownership of Certain Beneficial Owners and Management

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2003 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options (1)	Weighted Average Exercise Price of Outstanding Options (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column) (1)(2)(3)
Equity compensation plans approved by stockholders	1,823,156	$16.86	1,949,880
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	1,823,156	$16.86	1,949,880

(1)          We split our common shares three-for-two by paying a 50% stock dividend in December 2003.  The option shares and exercise prices have been adjusted to reflect the dividend.

(2)          Includes 1,601,153 shares remaining available for future issuance under our 1997 Omnibus Incentive Plan, of which, up to 289,215 shares could be awarded to plan participants as restricted stock.

(3)          Includes 348,727 shares remaining available for future issuance under the Avondale 1995 Plan.  Notwithstanding this availability, we will not grant future options under the Avondale 1995 Plan.

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

Item 13.              Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required by this item is incorporated herein by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.              Principal Accountant Fees and Services

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2004 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

PART IV

Item 15.              Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)	Financial Statements: See Part II—Item 8. Financial Statements and Supplementary Data.

(a)(2)	Financial Statement Schedules: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3)	Exhibits: See Exhibit Index.

(b)	Reports on Form 8-K: On October 27, 2003, we furnished a Current Report on Form 8-K reporting under Item 12 the press release for our 2003 third quarter earnings.

(c) Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

By:	/s/ MITCHELL FEIGER
Mitchell Feiger
President and Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title

/s/	Mitchell Feiger	Director, President and Chief Executive Officer
	Mitchell Feiger	(Principal Executive Officer), March 12, 2004

/s/	Jill E. York	Vice President and Chief Financial Officer
	Jill E. York	(Principal Financial Officer and Principal Accounting Officer), March 12, 2004

/s/	E.M. Bakwin *	Director	)	March 12, 2004
	E.M. Bakwin		)
)
/s/		Director	)
	David P. Bolger		)
)
/s/	Robert S. Engelman, Jr. *	Director	)
	Robert S. Engelman, Jr.		)
)
/s/	Alfred Feiger *	Director	)
	Alfred Feiger		)
)
/s/	Burton J. Field *	Director	)
	Burton J. Field		)
)
/s/	Lawrence E. Gilford *	Director	)
	Lawrence E. Gilford		)
)
/s/	Richard I. Gilford *	Director	)
	Richard I. Gilford		)
)
/s/	James N. Hallene *	Director	)
	James N. Hallene		)
)
/s/	Thomas H. Harvey *	Director	)
	Thomas H. Harvey		)
)
/s/	Patrick Henry *	Director	)
	Patrick Henry		)
)
/s/		Director	)
	Leslie S. Hindman		)
)
/s/	Richard J. Holmstrom *	Director	)
	Richard J. Holmstrom		)
)
/s/	David L. Husman *	Director	)
	David L. Husman		)
)
/s/		Director	)
	Clarence Mann		)
)
/s/		Director	)
	Karen J. May		)
)
/s/	Ronald D. Santo *	Director	)
	Ronald D. Santo		)
)
/s/	Kenneth A. Skopec *	Director	)
	Kenneth A. Skopec		)
)
)
*By:	/s/ Mitchell Feiger	Attorney-in-Fact	)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Amended and Restated Agreement and Plan of Merger, dated as of April 19, 2001, by and among the Registrant, MB Financial, Inc., a Delaware corporation (“Old MB Financial”) and MidCity Financial (incorporated herein by reference to Appendix A to the joint proxy statement-prospectus filed by the Registrant pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission (the “Commission”) on October 9, 2001)

2.2

Agreement and Plan of Merger, dated as of January 9, 2004, by and among the Registrant and First SecurityFed Financial, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 14, 2004 (File No.0-24566-01))

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

10.1

Employment Agreement between the Registrant (as successor to Old MB Financial) and Robert S. Engelman, Jr. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Old MB Financial (then known as Avondale Financial Corp.) (No. 333-70017))

10.2

Employment Agreement between the Registrant and Mitchell Feiger (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year-end December 31, 2002 (File No. 0-24566-01))

10.3

Form of Employment Agreement between the Registrant and Burton Field (incorporated herein by reference to Exhibit 10.5 to Old MB Financial’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-24566))

10.4

Form of Change of Control Severance Agreement between MB Financial Bank, National Association and each of William F. McCarty III, Thomas Panos, Jill E. York, Thomas P. Fitzgibbon, Jr., Jeffrey L. Husserl and others (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.5

Avondale Financial Corp. 1995 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Old MB Financial (then known as Avondale Financial Corp.) (No. 33-98860))

Exhibit Number	Description

10.6	Coal City Corporation 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

10.7	1997 MB Financial, Inc. Omnibus Incentive Plan*

10.8	MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8(a) to Amendment No. One to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

10.9	MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8(b) to Amendment No. One to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

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

21	Subsidiaries of the Registrant*

23	Consent of KPMG LLP*

24	Power of Attorney*

31.1	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Executive Officer)*

31.2	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Financial Officer)*

32	Section 1350 Certifications*

*                 Filed herewith.