Form 10-K/A
period 2003-12-31
MB FINANCIAL INC     /MD
filed 2004-05-05
CIK 1139812

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003
OR
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission file number 0-24566-01

MB FINANCIAL, INC.
(Exact Name of registrant as Specified in its Charter)

Maryland	36-4460265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 West Madison Street, Chicago, Illinois	60607
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (773) 645-7866

Securities Registered Pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  No

NEXT PAGE

EXPLANATORY NOTE

The sole purpose of this amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of MB Financial, Inc. (the "Company") is to correct an inadvertent clerical error in the table under the caption "Option Exercises, Holdings and Values" for the number of shares acquired upon exercise and the value realized upon exercise by Burton J. Field. The information under Item 11 of the initial filing of the Company's 2003 Form 10-K was incorporated by reference from the Company's annual meeting proxy statement filed with the Securities and Exchange Commission on March 31, 2004. Aside from the correction to Mr. Field's information, none of the information set forth below differs in any material respect from the information originally incorporated by reference from the Company's annual meeting proxy statement filed on March 31, 2004.

Item 11. Executive Compensation

The following table sets forth information concerning the compensation paid to: (i) Mitchell Feiger, the Company's President and Chief Executive Officer; and (ii) the four other highest earning executive officers of the Company and MB Financial Bank, N.A. (the "Bank") as of December 31, 2003, based on salary and bonus for 2003 (Messrs. Field, Santo and Panos and Ms. York). These individuals are sometimes referred to below as the Named Executive Officers. The compensation information in the table below relates to compensation paid by the Company after the merger of equals (the "MB-MidCity Merger") between the Company's predecessors, MB Financial, Inc., a Delaware corporation ("Old MB Financial"), and MidCity Financial Corporation, a Delaware corporation ("MidCity Financial"), and by Old MB Financial (for Messrs. Feiger, Field and Panos and Ms. York) or MidCity Financial (for Mr. Santo) prior to the MB-MidCity Merger. The MB-MidCity Merger was completed on November 6, 2001.

Summary Compensation Table
		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Calendar Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)(3)	Restricted Stock Award(s) ($)		Securities Underlying Options/ SARs (#)(4)	All Other Compensation ($)
Mitchell Feiger President and Chief Executive Officer of the Company	2003	$525,000	$249,375		$ --	$ --		$75,300	$125,627	(5)
	2002	409,500	315,000		--	--		76,678	87,206
	2001	325,000	292,500		--	--		25,947	58,616

Burton J. Field Vice President of the Company and President and Chief Executive Officer of the Bank	2003	412,000	54,625		--	--		9,904	73,723	(6)
	2002	400,000	115,000		--	--		9,854	78,186
	2001	400,000	151,800		--	--		9,822	64,941

Ronald D. Santo Vice President of the Company and Chairman and Group President of the Bank	2003	262,500	59,850		--	--		5,850	66,145	(7)
	2002	250,000	168,000	(1)	--	--		8,428	81,232
	2001	210,000	445,000	(2)	--	--		447	66,865

Thomas D. Panos Executive Vice President and Chief Lending Officer of the Bank	2003	220,000	114,957	(10)	--	4,957	(11)	12,450	35,780	(8)
	2002	194,913	105,000		--	--		12,750	36,066
	2001	165,533	134,055		--	--		12,450	26,219

Jill E. York Vice President and Chief Financial Officer of the Company and Executive Vice President and Chief Financial Officer of the Bank	2003	208,500	99,038		--	--		11,700	35,142	(9)
	2002	188,190	85,000		--	--		12,900	30,628
	2001	153,000	61,965		--	--		11,475	20,403

__________

NEXT PAGE

(1)	This bonus amount for Mr. Santo includes a stay bonus of $105,000 paid to Mr. Santo in January 2002 pursuant to the MidCity Financial Corporation Retention Bonus Plan.
(2)	This bonus amount for Mr. Santo includes a $300,000 signing bonus pursuant to his employment agreement, which became effective on the date of the MB-MidCity Merger. The employment agreement provides that the net after-tax amount of the signing bonus is subject to forfeiture on a prorated basis under certain circumstances if Mr. Santo voluntarily terminates his employment or is terminated for cause prior to the end of the agreement term. See "Employment Agreements-Employment Agreement with Ronald D. Santo."
(3)	Pursuant to SEC rules, the table above excludes perquisites and other personal benefits which do not exceed the lesser of $50,000 or 10% of salary and bonus.
(4)	Represents incentive and non-qualified stock options granted pursuant to the Company's Omnibus Incentive Plan and adjusted for the three-for-two stock split in the form of a 50% stock dividend paid on December 19, 2003.
(5)	Includes automobile allowance of $11,827, non-qualified supplemental retirement benefits under the Company's non-stock deferred compensation plan of $56,905, life insurance premiums paid on Mr. Feiger's behalf of $5,191 and 401(k) matching and profit sharing contribution of $18,520. Also includes director fees of $18,400, which were deferred pursuant to the Company's stock deferred compensation plan and for which, in lieu of cash, Mr. Feiger was allocated 606 shares of Company Common Stock to his plan account. In addition, includes legal fees paid by the Company in the amount of $14,784 incurred by Mr. Feiger in connection with the negotiation of his Employment Agreement.
(6)	Includes automobile allowance of $6,877, non-qualified supplemental retirement benefits under the Company's non-stock deferred compensation plan of $31,388, life insurance premiums paid on Mr. Field's behalf of $10,738 and 401(k) matching and profit sharing contribution of $18,520. Also includes director fees of $6,200, which were deferred pursuant to the Company's stock deferred compensation plan and for which in lieu of cash, Mr. Field was allocated 203 shares of Company Common Stock to his plan account. Does not include director fees for which, in lieu of cash, Mr. Field was granted options pursuant to the Omnibus Plan to purchase 3,004 shares of Company Common Stock. These options are included under the heading "Securities Underlying Options/SARs" for 2003.
(7)	Includes automobile allowance of $4,523, non-qualified supplemental retirement benefits under the Company's non-stock deferred compensation plan of $13,752, life insurance premiums paid on Mr. Santo's behalf of $10,950 and 401(k) matching and profit sharing contribution of $18,520. Also includes director fees of $18,400, which were deferred pursuant to the Company's stock deferred compensation plan and for which in lieu of cash, Mr. Santo was allocated 606 shares of Company Common Stock to his plan account.
(8)	Includes automobile allowance of $4,081, non-qualified supplemental retirement benefits under the Company's non-stock deferred compensation plan of $13,179, and 401(k) matching and profit sharing contribution of $18,520.
(9)	Includes automobile allowance of $6,404, non-qualifed supplemental retirement benefits under the Company's non-stock deferred compensation plan of $10,218 and 401(k) matching and profit sharing contribution of $18,520.
(10)	Of this amount, $4,957 was paid in the form of restricted stock granted under the Omnibus Plan. See footnote 11.
(11)	Represents the value of an award of 127 shares of restricted stock granted under the Omnibus Plan based on the closing price of the Company's Common Stock on the date of grant ($39.03). The award was granted in 2004 but represented a portion of Mr. Panos' bonus for 2003. See footnote 10.

NEXT PAGE

Stock Options

Option Grants in 2003

        The following table sets forth certain information with respect to stock options granted to the Named Executive Officers during 2003 under the Omnibus Incentive Plan. In addition to providing the number of shares subject to options granted to the Named Executive Officers listed in the Summary Compensation Table, the following table discloses the range of potential realizable values at the end of the option term based on assumed annual appreciation rates in the price of the Common Stock from the exercise price of the option.

Name	Number of Securities Underlying Options Granted(3)		% of Total Options Granted to Employees in Fiscal 2003	Exercise Price Per Share (3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
						5.00%	10.00%
Mitchell Feiger	75,300	(1)	16.88%	$26.893	07/23/13	$1,273,554	$3,227,437
Burton J. Field	6,900	(1)	1.55	26.893	07/23/13	116,700	295,741
	3,005	(2)	0.67	23.933	04/07/08	45,222	114,602
Ronald D. Santo	5,850	(1)	1.31	26.893	07/23/13	98,941	250,737
Thomas D. Panos	12,450	(1)	2.79	26.893	07/23/13	210,568	533,620
Jill E. York	11,700	(1)	2.62	26.893	07/23/13	197,883	501,474

__________

(1)	The option is scheduled to vest 100% on July 23, 2007.
(2)	Option received in lieu of cash as payment of director fees. The option became 100% vested on the date of grant.
(3)	Adjusted for three-for-two stock split in the form of a 50% stock dividend paid on December 19, 2003.

Option Exercises, Holdings and Values

        The following table sets forth information with respect to stock option exercises during 2003 and the value of all stock options held at December 31, 2003 by the Named Executive Officers.

Name	Shares Acquired on Exercise (#)(1)	Value Realized ($)	Number of Shares Underlying Unexercised Options at December 31, 2003(1)		Value of Unexercised "In-the-Money" Options at December 31, 2003
			Exercisable	Unexercisable	Exercisable	Unexercisable

Mitchell Feiger	--	--	143,751	175,800	$4,052,397	$2,352,772
Burton J. Field	6,000	$118,860	17,514	27,679	508,313	376,095
Ronald D. Santo	--	--	2,125	12,600	41,260	158,169
Thomas D. Panos	35,250	719,100	25,050	37,650	731,719	554,931
Jill E. York	--	--	22,500	36,075	620,250	531,061

__________

(1) Adjusted for three-for-two stock split in the form of a 50% stock dividend paid on December 19, 2003.

Organization and Compensation Committee Interlocks and Insider Participation

        No member of the Organization and Compensation Committee of the Company's Board of Directors is a current or former officer or employee of the Company or any of the Company's subsidiaries. None of the Company's executive officers has served on the board of directors or on the compensation committee of any other entity that had an executive officer serving on the Company's Board of Directors or on its Organization and Compensation Committee.

NEXT PAGE

Employment Agreements

        Employment Agreement with Mitchell Feiger. Effective January 1, 2003, the Company entered into a new employment agreement with Mitchell Feiger, its President and Chief Executive Officer. The agreement provides for a three-year term that is extended by one day on a daily basis (so that the term of the agreement is always three years) unless the Company gives notice that the extensions will cease. The agreement entitles Mr. Feiger to an annual base salary of not less than $525,000, and provides for an annual cash incentive bonus equal to 50% of his base salary based upon achievement of targeted performance criteria established for each year by the Company's Board of Directors. If the targeted performance is not achieved but other performance criteria is satisfied, Mr. Feiger could still receive an annual cash incentive bonus in a lesser amount. Likewise, if targeted performance is exceeded, Mr. Feiger could receive a larger annual cash incentive bonus not to exceed 100% of his base salary. The agreement provides for mandatory deferral of all or a portion of any annual cash incentive bonus if necessary to ensure the tax deductibility of the bonus by the Company. The agreement entitles Mr. Feiger, while he is employed by the Company, to participation in benefit plans and the receipt of fringe benefits to the same extent as the other executive officers of the Company and the Bank, and provides for the payment by the Company of certain club dues and the use of a company car. The agreement also entitles Mr. Feiger, while he is employed by the Company, to long-term disability coverage and benefits as in effect on the date of the agreement, to the extent available at reasonable cost.

        The agreement provides that Mr. Feiger is to be considered, on an annual basis, for awards of stock options under the Omnibus Plan at an exercise price per share equal to the fair market value of a share of Common Stock on the date of the award and with the number of shares subject to the options having a value (based on the Black-Scholes value per share or other value per share determined by an investment banking firm selected by the Board of Directors) equal to 100% of his base salary for the preceding year, depending upon achievement of targeted consolidated performance objectives established by the committee administering the Omnibus Plan. If the Company's consolidated performance is less or greater than the targeted performance, Mr. Feiger may be awarded options with a lesser or greater number of underlying shares, not to exceed in value 200% of his base salary for the preceding year. The options will be granted as incentive stock options to the maximum extent possible and then as non-qualified stock options.

        Each option will have a term of ten years and may be subject to a vesting schedule, provided that any such vesting will continue following an "involuntary termination" (as defined below) of Mr. Feiger's employment and will accelerate in the event of Mr. Feiger's death or disability or in the event of a change in control if the unvested portion of the option would otherwise terminate, in whole or in part, by reason of the change in control. All vested options will remain exercisable for the balance of the option term following a termination of Mr. Feiger's employment, except with respect to an option that vests as a result of a change in control under the circumstances described in the immediately preceding sentence, which will remain exercisable for at least one year after the change in control but not beyond the expiration date of the option; provided, however, that any outstanding option awarded to Mr. Feiger (vested or unvested) will be forfeited in the event his employment is terminated for cause or due to specified misconduct on his part under the federal banking laws.

        The term "involuntary termination" is defined to include termination of Mr. Feiger's employment by the Company (other than for cause or due to death, disability or specified misconduct on his part under the federal banking laws) without his consent, by Mr. Feiger following a material reduction of or interference with his duties, responsibilities or benefits without his consent or by Mr. Feiger within 90 days after he receives written notice from the Company that the term of the agreement will not be extended (a "Non-Extension Termination").

        The agreement provides that if Mr. Feiger is involuntarily terminated prior to and not in connection with a change in control of the Company, then:

(1)	He will receive, as agreed upon liquidated damages, monthly payments equal to the sum of one-twelfth of his then-current annual base salary and either one-twelfth of the average annual cash incentive bonuses received by him for the two full calendar years preceding the date of termination or, if such termination occurs after January 1, 2004 but before January 1, 2005, the greater of $21,875 and one-twelfth times the amount of the annual cash incentive bonus earned for 2003. These payments will continue until the end of the agreement's term unless the involuntary termination is a Non-Extension Termination, in which case the payments will continue for one year after the date of termination

NEXT PAGE

(2)	Mr. Feiger will, for himself, his spouse and his eligible dependents, continue to receive health benefit coverage at the Company's sole cost, other than co-payments and deductibles, and on terms as favorable to him as to other executive officers of the Company, until he becomes eligible for Medicare benefits (and for his spouse until the date that is seven months after he becomes eligible for Medicare benefits). In the event of Mr. Feiger's death prior to becoming eligible for Medicare benefits, his surviving spouse and eligible dependents will receive the Company-provided health benefits described above until seven months after the date on which Mr. Feiger would have been eligible for Medicare benefits if he had survived. After Mr. Feiger becomes eligible for Medicare benefits, he may elect to continue receiving the health benefits described above at his sole cost for the remainder of his lifetime. This continuation of health benefit coverage is referred to below as the "Post-Employment Health Benefit."

(3)	Mr. Feiger will receive all other accrued but unpaid amounts to which he is entitled under the agreement, including any unpaid salary, bonus or expense reimbursements. These amounts are referred to below as "Accrued Compensation."

        The agreement provides that if Mr. Feiger is involuntarily terminated in connection with or following a change in control of the Company, then:

(1)	If the change in control occurs on or after March 17, 2004 and Mr. Feiger has offered to continue to provide the services contemplated by and on the terms provided in the agreement but the offer is rejected by the Company or its successor, he will receive as agreed upon damages for breach of contract, monthly payments equal to the sum of one-twelfth of his then-current annual base salary and either one-twelfth of the average annual cash bonuses received by him for the two full calendar years preceding the date of termination or, if such termination occurs after January 1, 2004 but before January 1, 2005, one-twelfth times the amount of the annual cash bonus earned for calendar year 2003. These payments will be made for the lesser of the remaining term of the agreement and 18 months after the date of termination and are subject to reduction by the amount of any cash income earned from providing services to another company by Mr. Feiger during the payment period. The agreement provides that these payments may not, in the aggregate, exceed $1,500,000.

(2)	He will receive any Accrued Compensation and the Post-Termination Health Benefit; and
(3)	If the involuntary termination occurs in connection with or within 18 months after a change in control, he will, in addition to any of the amounts described in (1)-(2) above to which he may be entitled, receive a lump sum amount in cash equal to 299% of his "base amount" (as defined in Section 280G of the Internal Revenue Code) of compensation.

        If Mr. Feiger voluntarily terminates his employment for a reason that does not constitute "involuntary termination" for purposes of the agreement, if the Company terminates Mr. Feiger's employment after he has become disabled and remained disabled for one year, or if Mr. Feiger's employment terminates due to death, then in any such case the Company's only obligations under the agreement will be the payment of any Accrued Compensation and provision of the Post-Employment Health Benefit (to Mr. Feiger's surviving spouse and eligible dependents, if the termination is due to Mr. Feiger's death). If Mr. Feiger's employment is terminated for cause or for specified misconduct on his part under the federal banking laws, the Company's only post-termination obligation under the agreement will be the payment of any Accrued Compensation.

        If any stock options held by Mr. Feiger under the Omnibus Plan become exercisable solely by reason of a change in control of the Company and the acceleration and lapse value of the options, when aggregated with the other payments to be received by Mr. Feiger under the agreement (the "Total Payments"), is subject, in whole or in part, to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the Company will make a payment to Mr. Feiger (the "Gross-Up Payment") such that after the payment of all income and excise taxes on the Total Payments, Mr. Feiger will be in the same after-tax position as if no excise tax had been imposed. If, however, the Total Payments, after subtracting the acceleration and lapse value of the options (the "Adjusted Total Payments"), would be subject, in whole or in part, to the excise tax, then the Gross-Up Payment will not cover the Adjusted Total Payments and will only cover the portion of the Total Payments that is attributable to the acceleration and lapse value of the options.

NEXT PAGE

        Employment Agreement with Burton J. Field. The Bank has an employment agreement with Burton J. Field, its President and Chief Executive Officer. The agreement provides for a three-year term which is extended by one year on an annual basis, unless the Bank gives notice that the term will not be extended. The agreement entitles Mr. Field to an annual base salary of not less than $400,000, performance-based and discretionary bonuses, if any, as may be declared by the Bank's Board of Directors. The agreement also entitles Mr. Field to participation in benefit plans and the receipt of fringe benefits to the same extent as the other executive officers of the Company and the Bank, and provides for the payment by the Bank of certain club dues and the use of a company car. This agreement was entered into by Manufacturers Bank, Old MB Financial's wholly owned subsidiary, with Mr. Field in September 1999, and was assumed by the Bank in November 2001 following the MB-MidCity Merger.

        If Mr. Field's employment is involuntarily terminated by the Bank during the term of his agreement and Mr. Field has offered to continue to provide services as contemplated by his agreement and the offer is declined, then:

(1)	he will receive monthly until the end of the agreement's term 1/12th of his then current annual salary and 1/12th of the average annual amount of cash bonuses for the two full fiscal years preceding the date of termination, subject to reduction by the amount of any cash income earned from providing services to another company prior to the end of the agreement's term;

(2)	he and his spouse (upon her attainment of age 65 or the then current Medicare eligibility age) will for the remainder of their lives be provided with coverage under a Medicare Supplemental Insurance plan and a long term care insurance plan, with the Bank bearing the annual cost of premiums up to $25,000 (to be reduced to $12,500 upon the death of Mr. Field or his spouse);

(3)	the Bank will continue to pay the premiums on specified life and disability insurance policies for specified time periods;
(4)	there will be full vesting of any unvested stock options that he holds, which will be exercisable for at least one year after the termination;
(5)	there will generally be full vesting of any unvested amounts under any other benefit plan in which he is a participant; and
(6)	if the involuntary termination occurs within 18 months after a change in control (which occurred upon completion of the MB-MidCity Merger and would occur again in the event of a change in control of the Company or the Bank), he also will receive a lump sum severance amount of 299% of his "base amount" (as defined in Section 280G of the Internal Revenue Code), reduced by the present value of the monthly payments to be made pursuant to the provision described in item (1) above.

        To the extent payment to Mr. Field of the lump sum severance amount of 299% of his base amount, together with any other payments to Mr. Field in connection with the change in control, would result in the payment of a "parachute payment" (as defined in Section 280G of the Internal Revenue Code), then the severance amount will be reduced to avoid the payment of a parachute payment. The term "involuntary termination" is defined to include termination of employment by the Bank (other than for cause or due to death, disability, retirement or specified misconduct on his part under the federal banking laws) without Mr. Field's consent or by Mr. Field following a material reduction of or interference with his duties, responsibilities or benefits without his consent.

        If Mr. Field voluntarily terminates his employment for a reason that does not constitute "involuntary termination" for purposes of the agreement, then the Bank will be obligated for Mr. Field's salary and benefits through the date of termination, at the time such payments are due. The Bank also will obligated for a final annual cash bonus payable on the termination date in an amount consistent with the Bank's year-end bonus practices, with the Board of Directors of the Bank taking into consideration the portion of the year elapsed prior to termination. In addition, Mr. Field will be entitled to the Continued Health Benefits. If Mr. Field's employment terminates due to death, his estate or other designated beneficiary will receive continued payments of his salary through the last day of the calendar month in which he dies, and a prorated cash bonus in an amount consistent with the Bank's year-end bonus practices. If Mr. Field's employment terminates for cause, the Bank will have no further obligations to him under the agreement other than providing the Continued Health Benefits.

NEXT PAGE

        Mr. Field's agreement contains a covenant not to compete with the Bank following his termination of employment in a specified area of the State of Illinois and for a period of time dependent on the circumstances of his termination.

        Employment Agreement with Ronald D. Santo. Effective as of November 6, 2001, the date of completion of the MB-MidCity Merger, the Bank entered into a three-year employment agreement with Ronald D. Santo, Chairman and Group President of the Bank. The agreement provides for a minimum annual base salary of $250,000, a minimum guaranteed annual bonus of $60,000 (so long as a bonus is awarded to any executive officer of the Bank for that year) and a signing bonus of $300,000, subject to forfeiture of the net after-tax amount on a prorated basis if Mr. Santo voluntarily terminates his employment (in a manner that does not constitute "involuntary termination," as described below) or is terminated for cause prior to the end of the agreement term. The agreement also provides for participation in benefit plans to the same extent as the other executive officers of the Bank, including participation in the Bank's auto leasing program, payment of certain club dues, option grants under the Company's Omnibus Incentive Plan to the extent options are granted to any executive officer of the Bank in a given year and the continued payment by the Bank of premiums on a supplemental life insurance policy maintained for the benefit of Mr. Santo.

        If Mr. Santo's employment is involuntarily terminated by the Bank during the term of his agreement, other than under the circumstances entitling him to change in control severance benefits as described below, then:

(1)	he will receive monthly until the end of the agreement's term 1/12th of his then current annual salary and 1/12th of the average annual amount of cash bonuses for the two full fiscal years preceding the date of termination;

(2)	he will until age 65 or the current Medicare eligibility age be entitled to the same health and dental benefits as he would have received if still employed, subject to reduction to the extent he receives equivalent or better benefits from another employer and provided that Mr. Santo will bear the entire cost of these benefits after the end of the agreement's term; additionally, upon his attaining age 65 or the current Medicare eligibility age, he and his spouse will, provided he meets specified Medicare eligibility criteria, receive coverage under a Medicare Supplemental Insurance Plan and a long term care insurance plan, with the Bank bearing the annual cost of premiums up to $10,000 (the "Continued Health Coverage");

(3)	there will be full vesting of any unvested amounts under certain benefit plans in which he is a participant;
(4)	he will have the opportunity to purchase the key man life insurance policy maintained for him by the Bank for its then cash surrender value and transfer ownership to himself of the supplemental life insurance policy maintained for his benefit by the Bank at no cost to him (i.e., without having to pay the cash surrender value); and

(5)	the Bank will continue to provide during the remaining term of the agreement the group term life insurance benefit maintained for Mr. Santo at the same premium cost to him, or, if the Bank is unable to provide such group term life insurance, Mr. Santo will be entitled to convert such coverage to an individual insurance policy.

        If Mr. Santo's employment is involuntarily terminated within 24 months after a change in control of the Bank, then in lieu of the involuntary termination severance benefits described in items (1)-(5) above and in lieu of any other severance benefits to which he may otherwise be entitled under any other severance or termination plan or arrangement of the Bank, he will receive the following change in control severance benefits:

(1)	a lump sum amount in cash equal to his annual base salary multiplied by 2.99;
(2)	$299,000 payable in a lump sum;
(3)	a lump sum amount equal to his average annual bonus over the prior three fiscal years, multiplied by 2.99;
(4)	immediate vesting and payment of his benefits, to the extent allows under the applicable plan, under all non-qualified retirement plans of the Bank and its affiliates in which he participates;

NEXT PAGE

(5)	the continuation for three years of the group term life insurance benefit maintained for Mr. Santo at the same premium cost to him, or, if the Bank is unable to provide such group term life insurance, Mr. Santo will be entitled to convert such coverage to an individual insurance policy;

(6)	the same health benefits he would receive if his employment were involuntarily terminated under circumstances other than those entitling him to change in control severance benefits; and
(7)	he will have the opportunity to purchase the key man life insurance policy maintained for him by the Bank for its then cash surrender value and transfer ownership to himself of the supplemental life insurance policy maintained for his benefit by the Bank at no cost to him (i.e., without having to pay the cash surrender value).

        In addition, Mr. Santo will be entitled to the change in control severance benefits described above if: (1) within 24 months after a change in control of the Bank, a successor to the Bank fails to assume the Bank's obligations under the agreement; (2) within 24 months after a change in control of the Bank, the Bank or any successor to the Bank materially breaches any provision of the agreement and does not timely cure the breach; or (3) Mr. Santo's employment is involuntary terminated during the term of the agreement within six months prior to a change in control of the Bank and either (1) the termination was at the request or direction of the person which has entered into an agreement with the Bank for a transaction that will result in the change in control or (2) Mr. Santo reasonably demonstrates that the termination is otherwise in connection with or in anticipation of the change in control.

        To the extent the change in control severance benefits under the agreement would result in the payment of a "parachute payment" (as defined in Section 280G of the Internal Revenue Code), such benefits (other than the continuation of the group term life insurance coverage) will be reduced to avoid the payment of an excess parachute payment. The term "involuntary termination" is defined to include termination of employment by the Bank without Mr. Santo's consent or by Mr. Santo following a specified reduction of or interference with his duties, responsibilities or benefits without his consent.

        If Mr. Santo voluntarily terminates his employment for a reason that does not constitute "involuntary termination" for purposes of the agreement, then the Bank will be obligated for Mr. Santo's salary and benefits through the date of termination, at the time such payments are due. The Bank also will obligated for a final annual cash bonus payable on the termination date in a prorated amount consistent with the Bank's year-end bonus practices and no less than the prorated portion of $60,000 (the minimum annual bonus amount under Mr. Santo's agreement if a bonus is awarded to any executive officer of the Bank for that year). In addition, Mr. Santo will be entitled to the Continued Health Coverage and will have the opportunity to purchase the supplemental and key man life insurance policies maintained by the Bank for him for their respective cash surrender values. If Mr. Santo's employment terminates due to death, his estate or other designated beneficiary will receive continued payments of his salary through the last day of the calendar month in which he dies, and a prorated cash bonus in an amount consistent with the Bank's year-end bonus practices and no less than the prorated portion of $60,000. If Mr. Santo's employment is terminated for cause, the Bank will have no further obligations to him under the agreement.

        Mr. Santo's agreement contains a covenant not to compete with the Bank following his termination of employment in a specified area of the State of Illinois and for a period of time dependent on the circumstances of his termination.

NEXT PAGE

Change in Control Severance Agreements

        On February 19, 2002, the Bank entered into a change in control severance agreement with each of Thomas D. Panos, Executive Vice President, Chief Commercial Banking Officer of the Bank and Jill E. York, Executive Vice President, Chief Financial Officer of the Bank. Each agreement is for a three-year term, which is automatically extended for one year on each February 19th. Each agreement provides that if a change in control of the Company or the Bank occurs, and within 24 months thereafter the executive's employment is involuntarily terminated without just cause or the executive voluntarily terminates his or her employment for good reason, he or she will be entitled to receive the following severance benefits:

(1)	a lump sum amount in cash equal to the executive's annual base salary multiplied by two;
(2)	a lump sum amount in cash equal to the executive's average annual bonus over the last two complete fiscal years multiplied by two;
(3)	immediate vesting of all of the executive's benefits under all non-qualified retirement plans of the Bank and its affiliates in which the executive participates, subject, in the case of stock options, to the terms of the plan under which they were granted; and

(4)	continuation of health, dental, long-term disability and group term life insurance coverage at the same premium cost to the executive until the second anniversary of the executive's termination date, subject to earlier discontinuation if the executive receives substantially similar benefits from a subsequent employer.

        In addition, the executive will be entitled to the severance benefits described above if: (1) within 24 months after a change in control of the Company or the Bank, a successor to the Bank fails to assume the Bank's obligations under the agreement; (2) within 24 months after a change in control of the Company or the Bank, the Bank or any successor to the Bank breaches any provision of the agreement; or (3) the executive's employment is involuntary terminated without just cause within six months prior to a change in control that occurs during the term of the agreement and either (1) the termination was at the request or direction of the person which has entered into an agreement with the Bank for a transaction that will result in a change in control or (2) the executive reasonably demonstrates that the termination is otherwise in connection with or in anticipation of the change in control.

        To the extent the severance benefits under the agreement would result in the payment of a "parachute payment" (as defined in Section 280G of the Internal Revenue Code), such benefits (other than the continuation of health and other insurance coverage) will be reduced to avoid the payment of an excess parachute payment. The term "good reason" is defined to include a specified reduction in the executive's duties, responsibilities and compensation and other benefits.

Non-Competition Agreements

        Agreement with Robert S. Engelman, Jr. The Company has an agreement with Director Robert S. Engelman, Jr., who served as Chairman of the Board of Directors of Old MB Financial prior to the MB-MidCity Merger and as President and Chief Executive Officer of Old MB Financial (then known as Avondale Financial Corp.) until February 1999. This agreement was entered into by Old MB Financial (then Avondale Financial Corp.) with Mr. Engelman in October 1998 and was assumed by the Company upon completion of the MB-MidCity Merger.

        Under the agreement, Mr. Engelman was paid $310,000 per year through January 31, 2004 for his agreement not to compete against the Company in the State of Illinois prior to that date. The non-compete period under the agreement has ended, and no future non-compete payments will be made to him under the agreement. Mr. Engelman is entitled under the agreement to receive for his lifetime the same health and other insurance benefits as are provided to the executive officers of the Company, provided that he must reimburse the Company for the cost of premiums attributable to such coverage. Pursuant to the agreement, Mr. Engelman continued to accrue benefits through January 31, 2004 under the supplemental executive retirement plan in which he is a participant.

        Agreements with E.M. Bakwin and Kenneth A. Skopec. On the effective date of the MB-MidCity Merger, the Company entered into a non-competition agreement with each of Chairman of the Board E.M. Bakwin and Vice Chairman of the Board Kenneth A. Skopec, who served as Chairman and Chief Executive Officer and President, respectively, of MidCity Financial prior to the MB-MidCity Merger. Under their agreements, Messrs. Bakwin

NEXT PAGE

and Skopec are each paid and will each continue to be paid $50,000 per year for five years following the completion of the MB-MidCity Merger (the "non-compete period") in consideration for their agreement not to compete with the Company during the non-compete period in the State of Illinois or in any other state in which the Company or any of its subsidiaries or affiliates maintains an office. The agreements provide that after the expiration of three years following the completion of the MB-MidCity Merger, Messrs. Bakwin and Skopec may each elect to terminate their agreements, in which case they will cease to receive the payments described above.

Director Compensation

        For 2003, the fees paid to the Company's directors were as follows: (i) an annual retainer of $6,000; (ii) $2,300 per regular board meeting attended and $1,150 per special board meeting attended; (iii) $800 per committee meeting attended, with the committee chairperson also receiving a $1,150 annual retainer, and members of the Executive Loan Committee receiving $350 for each meeting of that committee attended. Non-employee directors who served as directors of the Bank and Union Bank, N.A. also received fees for attending meetings of the boards of directors and board committees of those banks, ranging from $400 to $750 per meeting attended. All fees for 2003 could be deferred into the Company's Stock Deferred Compensation Plan or Non-Stock Deferred Compensation Plan; deferrals into the stock plan are invested in a common stock fund (the principal assets of which are shares of Company Common Stock purchased by the plan trustee on the open market) and deferrals into the non-stock plan are invested in one or more of several mutual funds at the election of the director. Up to 50% of fees not deferred could, in lieu of cash, at the director's election, be paid in shares of restricted stock granted under the Company's 1997 Omnibus Incentive Plan (the "Omnibus Plan") or options to purchase Common Stock granted under the Omnibus Plan. In 2004, this was changed so that up to 70% of fees not deferred may, in lieu of cash, be paid in options to purchase Common Stock granted under the Omnibus Plan and up to 100% of fees not deferred may be paid in shares of restricted stock granted under the Omnibus Plan.

NEXT PAGE

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MB FINANCIAL, INC.
Date: May 5, 2004	By:	/s/ Jill E. York Jill E. York Vice President and Chief Financial Officer

NEXT PAGE

EXHIBIT INDEX
Exhibit Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of April 19, 2001, by and among the Registrant, MB Financial, Inc., a Delaware corporation ("Old MB Financial") and MidCity Financial (incorporated herein by reference to Appendix A to the joint proxy statement-prospectus filed by the Registrant pursuant to Rule 424(b) under the Securities Act of 1933 (the "Securities Act") with the Securities and Exchange Commission (the "Commission") on October 9, 2001)

2.2	Agreement and Plan of Merger, dated as of January 9, 2004, by and among the Registrant and First SecurityFed Financial, Inc. (incorporated herein by reference to Appendix A to the proxy statement-prospectus filed by the Registrant with the Commission on April 21, 2004 pursuant to Rule 424(b) under the Securities Act)

3.1	Charter of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))
3.2	Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 to Amendment No. One to the Registration Statement on Form S-1 of the Registrant and MB Financial Capital Trust I filed on August 7, 2002 (File Nos. 333-97007 and 333-97007-01))

4.1	The Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of the holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

4.2	Certificate of Registrant's Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. One to the Registrant's Registration Statement on Form S-4 (No. 333-64584))
10.1	Employment Agreement between the Registrant (as successor to Old MB Financial) and Robert S. Engelman, Jr. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Old MB Financial (then known as Avondale Financial Corp.) (No. 333-70017))

10.2	Employment Agreement between the Registrant and Mitchell Feiger (incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 0-24566-01))

10.3	Form of Employment Agreement between the Registrant and Burton Field (incorporated herein by reference to Exhibit 10.5 to Old MB Financial's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-24566))

10.3A	Amendment No. One to Employment Agreement between MB Financial Bank, N.A. and Burton Field (incorporated herein by reference to Exhibit 10.3A to the Registrant's Registration Statement on Form S-4 filed on April 6, 2004 (File No. 333-114252))

10.4	Form of Change of Control Severance Agreement between MB Financial Bank, National Association and each of Thomas Panos, Jill E. York, Thomas P. Fitzgibbon, Jr., Jeffrey L. Husserl and others (incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

NEXT PAGE

EXHIBIT INDEX
Exhibit Number	Description
10.5	Avondale Financial Corp. 1995 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Old MB Financial (then known as Avondale Financial Corp.) (No. 33-98860))

10.6	Coal City Corporation 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-4 (No. 333-64584))
10.7	1997 MB Financial, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the initial filing of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24566-01))

10.8	MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8(a) to Amendment No. One to the Registrant's Registration Statement on Form S-4 (No. 333-64584))
10.9	MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8(b) to Amendment No. One to the Registrant's Registration Statement on Form S-4 (No. 333-64584))
10.10	Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to Old MB Financial's (then known as Avondale Financial Corp.) Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24566))

10.11	Non-Competition Agreement between the Registrant and E.M. Bakwin (incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.12	Non-Competition Agreement between the Registrant and Kenneth A. Skopec (incorporated herein by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.13	Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (File No. 0-24566-01))

21	Subsidiaries of the Registrant (incorporated herein by reference to Exhibit 21 to the initial filing of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24566-01))

23	Consent of KPMG LLP (incorporated herein by reference to Exhibit 23 to the initial filing of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24566-01))
24	Power of Attorney (incorporated herein by reference to Exhibit 24 to the initial filing of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24566-01))
31.1	Rule 13a - 14(a)/15d - 14(a) Certification (Chief Executive Officer)*
31.2	Rule 13a - 14(a)/15d - 14(a) Certification (Chief Financial Officer)*
32	Section 1350 Certifications*

* Filed herewith.