Form 10-Q
period 2004-03-31
MB FINANCIAL INC     /MD
filed 2004-05-07
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES: ☒  NO: ☐

There were outstanding 26,807,144 shares of the registrant’s common stock as of May 7, 2004.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2004

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

(Amounts in thousands, except common share data)

(Unaudited)

	March 31, 2004	December 31, 2003

ASSETS
Cash and due from banks	$71,297	$91,283
Interest bearing deposits with banks	7,068	6,647
Investment securities available for sale	1,161,657	1,112,110
Loans held for sale	681	3,830
Loans (net of allowance for loan losses of $40,298 at March 31, 2004 and $39,572 at December 31, 2003)	2,834,596	2,786,222
Lease investments, net	68,198	73,440
Premises and equipment, net	82,669	80,410
Cash surrender value of life insurance	83,446	82,547
Goodwill, net	70,293	70,293
Other intangibles, net	7,270	7,560
Other assets	45,805	40,751

Total assets	$4,432,980	$4,355,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$569,355	$598,961
Interest bearing	2,881,684	2,833,074
Total deposits	3,451,039	3,432,035
Short-term borrowings	412,324	391,600
Long-term borrowings	46,380	21,464
Junior subordinated notes issued to capital trusts	87,443	87,443
Accrued expenses and other liabilities	42,742	47,058
Total liabilities	4,039,928	3,979,600

Stockholders’ Equity
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued 26,816,126 shares at March 31, 2004 and 26,807,430 at December 31, 2003)	268	268
Additional paid-in capital	71,161	71,837
Retained earnings	308,280	296,906
Unearned compensation	(385)	(198)
Accumulated other comprehensive income	14,137	8,531
Less: 12,769 and 57,300 shares of treasury stock, at cost, at March 31, 2004 and December 31, 2003, respectively	(409)	(1,851)
Total stockholders’ equity	393,052	375,493

Total liabilities and stockholders’ equity	$4,432,980	$4,355,093

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except common share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Interest income:
Loans	$39,194	$41,536
Investment securities:
Taxable	10,204	9,145
Nontaxable	1,685	943
Federal funds sold	16	88
Other interest bearing accounts	18	16
Total interest income	51,117	51,728
Interest expense:
Deposits	11,942	14,856
Short-term borrowings	1,274	918
Long-term borrowings and junior subordinated notes	1,860	2,139
Total interest expense	15,076	17,913
Net interest income	36,041	33,815
Provision for loan losses	2,000	2,736
Net interest income after provision for loan losses	34,041	31,079
Other income:
Loan service fees	1,065	1,696
Deposit service fees	4,295	3,883
Lease financing, net	3,948	3,308
Trust, asset management and brokerage fees	3,862	2,553
Net gain on sale of securities available for sale	691	81
Increase in cash surrender value of life insurance	899	918
Other operating income	1,508	2,071
	16,268	14,510

Other expense:
Salaries and employee benefits	16,123	14,683
Occupancy and equipment expense	4,461	4,591
Computer services expense	1,072	1,132
Advertising and marketing expense	1,193	969
Professional and legal expense	716	1,073
Brokerage fee expense	1,211	530
Telecommunication expense	669	561
Other intangibles amortization expense	290	272
Other operating expenses	3,615	3,542
	29,350	27,353
Income before income taxes	20,959	18,236
Income taxes	6,371	5,831
Net Income	$14,588	$12,405

Common share data:
Basic earnings per common share	$0.55	$0.47
Diluted earnings per common share	$0.53	$0.46
Weighted average common shares outstanding	26,766,696	26,571,600
Diluted weighted average common shares outstanding	27,502,434	27,174,284

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Cash Flows From Operating Activities
Net income	$14,588	$12,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,103	8,149
Gain on sales of premises and equipment and leased equipment	(219)	(235)
Amortization of other intangibles	290	272
Provision for loan losses	2,000	2,736
Deferred income tax (benefit) expense	(1,229)	417
Amortization of premiums and discounts on investment securities, net	3,263	3,549
Net gain on sale of investment securities available for sale	(691)	(81)
Proceeds from sale of loans held for sale	7,368	25,869
Origination of loans held for sale	(4,118)	(26,505)
Net gains on sale of loans held for sale	(101)	(452)
Increase in cash surrender value of life insurance	(899)	(918)
Interest only securities accretion	(56)	(90)
Deferred gain amortization on interest only securities pool termination	(148)	(99)
Increase in other assets	(3,750)	(7,731)
Decrease in other liabilities, net	(7,236)	6
Net cash provided by operating activities	17,165	17,292

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	18,393	7,562
Proceeds from maturities and calls of investment securities available for sale	41,841	128,371
Purchase of investment securities available for sale	(104,004)	(80,233)
Net increase in loans	(50,288)	(4,297)
Purchases of premises and equipment and leased equipment	(5,597)	(6,850)
Proceeds from sales of premises and equipment and leased equipment	1,361	981
Principal (paid) collected on lease investments	(676)	443
Cash paid, net of cash and cash equivalents in acquisitions	—	(23,404)
Proceeds received from interest only receivables	231	279
Net cash (used in) provided by investing activities	(98,739)	22,852

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	19,004	(21,117)
Net increase in short-term borrowings	20,724	28,928
Proceeds from long-term borrowings	34,520	2,860
Principal paid on long-term borrowings	(9,604)	(2,804)
Restricted stock awards, net	71	—
Treasury stock transactions, net	419	(666)
Stock options exercised	89	64
Dividends paid on common stock	(3,214)	(2,660)
Net cash provided by financing activities	62,009	4,605

Net (decrease) increase in cash and cash equivalents	$(19,565)	$44,749

Cash and cash equivalents:
Beginning of period	97,930	108,576

End of period	$78,365	$153,325

See Accompanying Notes to Consolidated Financial Statements.

	Three Months Ended March 31,
	2004	2003

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$15,410	$19,127
Income taxes paid (refunded), net	851	(1,921)

Real estate acquired in settlement of loans	$63	$788

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$—	$179,041
Loans, net	—	262,814
Premises and equipment, net	—	6,482
Goodwill, net	—	28,635
Other intangibles, net	—	5,923
Other assets	—	7,660
Total noncash assets acquired:	—	490,555

Liabilities assumed:
Deposits	—	453,140
Accrued expenses and other liabilities	—	14,011
Total liabilities assumed:	—	467,151
Net noncash assets acquired:	$—	$23,404

Cash and cash equivalents acquired	$—	$69,696

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the Company) and its subsidiaries, including its two wholly owned national bank subsidiaries: MB Financial Bank, N.A. (MB Financial Bank) and Union Bank, N.A. (Union Bank).  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

The unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice.  Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2003 audited financial statements filed on Form 10-K.

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

The Company split its common shares three-for-two by paying a 50% dividend in December 2003.  All common shares and per common share data presented in the unaudited consolidated financial statements and the accompanying notes below, has been adjusted to reflect the dividend.

NOTE 2.  MERGERS AND ACQUISITIONS

On January 12, 2004, the Company jointly announced with First SecurityFed Financial, Inc. (First SecurityFed), parent of First Security Federal Savings Bank, an agreement to merge.  The Company will be the surviving corporation in the transaction valued at approximately $139.2 million (subject to increase for any First SecurityFed options exercised prior to merger), which will be paid through a combination of the Company’s common stock and cash, with First SecurityFed stockholders having the right to chose the form of consideration they will receive, subject to the allocation provisions of the transaction agreement.  First SecurityFed stockholders receiving cash will receive a cash payment equal to $35.25 for their shares, while First SecurityFed stockholders receiving stock will receive a number of shares of the Company’s common stock valued at $35.25 per share based upon the Company’s average closing price over a ten trading day period ending on the second trading day prior to the effective date of the transaction.  The transaction is subject to restructuring as an all-cash transaction at $35.25 per share if the aggregate value of the Company’s stock to be issued is less than 40% of the value of the aggregate transaction consideration and the Company elects not to increase the number of shares issuable in the transaction.  The total number of common shares that will be issued by the Company in the merger has been fixed at approximately 2.0 million shares, subject to increase for any First SecurityFed stock option exercises prior to merger.  The transaction is expected to generate approximately $52.0 million of goodwill.  First SecurityFed reported assets of $494.4 million as of December 31, 2003.  Completion of the transaction is expected in the second quarter of 2004, pending First SecurityFed shareholder, regulatory and other necessary approvals.

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

Pro forma results of operation for South Holland for the three months ended March 31, 2003 are not included as South Holland would not have had a material impact on the Company’s financial statements.

NOTE 3.  COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale and interest only receivables arising during the periods, net of tax.  The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2004	2003

Net income	$14,588	$12,405
Unrealized holding gains (losses) on investment securities, net of tax	5,875	(116)
Unrealized interest only securities gains (losses) arising during the year, net of tax	180	(356)
Reclassification adjustments for gains included in net income, net of tax	(449)	(117)
Other comprehensive gain (loss), net of tax	5,606	(589)
Comprehensive income	$20,194	$11,816

NOTE 4.  EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2004	2003
Basic (1):
Net income	$14,588	$12,405
Average shares outstanding	26,766,696	26,571,600
Basic earnings per share	$0.55	$0.47

Diluted (1):
Net income	$14,588	$12,405
Average shares outstanding	26,766,696	26,571,600
Net effect of dilutive shares (2)	735,738	602,684
Total	27,502,434	27,174,284
Diluted earnings per share	$0.53	$0.46

(1)          The Company split its common shares three-for-two by paying a 50% stock dividend in December 2003.  All common share data has been adjusted to reflect the dividend.

(2)          Includes the common stock equivalents for stock options and restricted share rights that are dilutive.

NOTE 5.  GOODWILL AND INTANGIBLES

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is no longer subject to amortization, but instead is subject to at least annual assessments for impairment by applying a fair-value based test.  SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  No impairment losses on goodwill or other intangibles were incurred in the three months ended March 31, 2004 or the year ended December 31, 2003.

The following table presents the changes in the carrying amount of goodwill during the three months ended March 31, 2004 and the year ended December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003

Balance at beginning of period	$70,293	$45,851
Goodwill acquired	—	28,597
Goodwill related to bank subsidiary sold	—	(4,155)
Balance at end of period	$70,293	$70,293

The Company has other intangible assets consisting of core deposit intangibles that have a weighted average amortization period of approximately eleven years.  The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value during the three months ended March 31, 2004 and the year ended December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003

Balance at beginning of period	$7,560	$2,797
Amortization expense	(290)	(1,160)
Other intangibles acquired	—	5,923
Balance at end of period	$7,270	$7,560

Gross carrying amount	$22,219	$22,219
Accumulated amortization	(14,949)	(14,659)
Net book value	$7,270	$7,560

The following presents the estimated amortization expense of other intangible assets (in thousands):

Year ending December 31,
2004	$1,124
2005	921
2006	658
2007	446
2008	718

NOTE 6.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements.  This Interpretation clarified the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  Qualifying special purpose entities as defined by SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, are excluded from the scope of Interpretation No. 46.  The Interpretation applied immediately to all variable interest entities created after January 31, 2003 and was originally effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities.  In October 2003, the FASB postponed the effective date of the Interpretation to December 31, 2003.

In December 2003, a revised version of Interpretation No. 46 (Revised Interpretation No. 46) was issued by the FASB.  The revisions clarified some requirements, eased some implementation problems, added new scope exceptions, and added applicability judgments.  Revised Interpretation No. 46 was required to be adopted by most public companies no later than March 31, 2004.  The Company adopted Revised Interpretation No. 46 as of December 31, 2003.  Upon adoption, we deconsolidated all of the previously established capital trust entities that issued common stock to the Company and preferred securities to third parties.  These trusts invested the proceeds of those offerings in junior subordinated notes of the Company.  As a result of the deconsolidation of those trusts, at December 31, 2003, we reported $87.4 million of previously issued junior subordinated notes on our balance sheet in lieu of the trust preferred securities issued by the capital trusts which totaled $84.8 million.  The increase in reported liabilities of $2.6 million at December 31, 2003 was offset by a corresponding investment in those trusts.  The adoption of Revised Interpretation No. 46 did not have a material impact on the Company’s financial statements.

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

In March 2004, the FASB released EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1).  EITF 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary as well as guidance for quantifying the impairment.  EITF 03-1 is effective for reporting periods beginning after June 15, 2004.  The adoption of EITF 03-1 is not expected to have a material impact on the Company’s financial statements.

In March 2004, the Securities and Exchange Commission released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105).  SAB 105 provides general guidance that must be applied when an entity determines the fair value of a loan commitment accounted for as a derivative.  SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004.  The adoption of SAB 105 is not expected to have a material impact on the Company’s financial statements.

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

	Three Months ended March 31,
	2004	2003
Net income, as reported	$14,588	$12,405
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (2)	78	—
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(348)	(155)
Net income, as adjusted	14,318	12,250

Basic earnings per share, as reported	$0.55	$0.47
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (2)	—	—
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(0.02)	(0.01)
Basic earnings per share, as adjusted (1)	0.53	0.46

Diluted earnings per share, as reported	$0.53	$0.46
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (2)	—	—
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(0.01)	(0.01)
Diluted earnings per share, as adjusted (1)	0.52	0.45

(1)          The Company split its common shares three-for-two by paying a 50% stock dividend in December 2003.  All common share data has been adjusted to reflect the dividend.

(2)          Represents amortized compensation expense for restricted shares.

NOTE 8.  LONG TERM BORROWINGS

The Company had notes payable to banks totaling $19.0 million and $19.1 million at March 31, 2004 and December 31, 2003, respectively, which accrue interest at rates ranging from 3.90% to 9.50%.  Lease investments includes equipment with an amortized cost of $22.5 million and $22.1 million at March 31, 2004 and December 31, 2003, respectively, that is pledged as collateral on these notes.

The Company had Federal Home Loan Bank advances with maturities greater than one year of $27.4 million and $2.4 million at March 31, 2004 and December 31, 2003, respectively.  As of March 31, 2004, the advances had fixed interest rates ranging from 1.75% to 5.34%.

NOTE 9.  JUNIOR SUBORDINATED NOTES ISSUED TO CAPITAL TRUSTS

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2004 (in thousands):

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date, or upon redemption on a date no earlier than September 30, 2007 for MB Financial Capital Trust I and September 1, 2008 for Coal City Capital Trust I.  Prior to these respective redemption dates, the junior subordinated notes may be redeemed by the Company (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in a trust being treated as an investment company.  Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes.  The Company’s obligation under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust.  The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.

As a result of the issuance of revised Interpretation No. 46, the Federal Reserve Board proposed a rule on May 6, 2004 relating to the qualification of trust preferred securities as Tier 1 Capital.  While no assurance can be given as to what the final rule will provide or as to when or whether the final rule will be adopted, under the proposed rule, trust preferred securities would generally continue to qualify as Tier 1 Capital.

NOTE 10.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had seven fair value commercial loan interest rate swaps with a notional amount of $21.5 million at March 31, 2004.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable for the three months ended March 31, 2004 and March 31, 2003 was approximately $42 thousand and $12 thousand, respectively.  The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At March 31, 2004, the Company’s credit exposure relating to interest rate swaps was not significant.

Activity in the notional amounts of end-user derivatives for the three months ended March 31, 2004, is summarized as follows (in thousands):

	Amortizing Interest Rate Swaps	Non-Amortizing Interest Rate Swaps	Total Derivatives
Balance at December 31, 2003	$21,656	$—	$21,656
Additions	—	—	—
Amortization	(159)	—	(159)
Balance at March 31, 2004	$21,497	$—	$21,497

The following table summarizes the weighted average receive and pay rates for the interest rate swaps at March 31, 2004 (dollars in thousands):

	Notional	Estimated	Weighted Average
	Amount	Fair Value	Receive Rate	Pay Rate
Interest Rate Swaps:
Receive variable/pay fixed	$21,497	$(397)	3.17%	5.59%

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

At March 31, 2004 and December 31, 2003, the following financial instruments were outstanding whose contract amounts represent off-balance sheet credit risk (in thousands):

	Contract Amount
	March 31, 2004	December 31, 2003
Commitments to extend credit:
Home equity lines	$157,391	$159,961
Other commitments	676,475	675,332

Letters of credit:
Standby	62,698	66,313
Commercial	9,052	7,407

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of March 31, 2004, the maximum remaining term for any standby letter of credit was December 31, 2008.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At March 31, 2004, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $1.9 million to $71.8 million from $73.7 million at December 31, 2003.  Of the $71.8 million in commitments outstanding at March 31, 2004, $34.9 million of the letters of credit have been issued or renewed since December 31, 2003.  The Company had no liability recorded as of March 31, 2004 relating to these commitments.

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

Contingencies:  In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not be expected to have a material adverse effect on the Company’s consolidated financial statements.

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

Overview

Set forth below are significant items that occurred during the first quarter of 2004:

•                  Diluted EPS of $0.53, up 15.2% from the first quarter of 2003.

•                  Net income of $14.6 million for the quarter, up 17.6% from a year ago.

•                  Return on average equity of 15.26%, up from 14.47% in the first quarter of 2003.

•                  Return on average assets of 1.34%, up from 1.25% in the first quarter of 2003.

•                  Trust, asset management and brokerage fees increased $1.3 million, or 51.3% to $3.9 million from the first quarter of 2003 due to stronger investment sales activity in 2004 and an additional month of income from our wholly owned full service broker/dealer, Vision Investment Services, Inc. (Vision), acquired in the merger with South Holland in February 2003.

•                  Net gains on sale of securities available for sale increased $610 thousand to $691 thousand from the first quarter of 2003.

•                  Entered into an agreement to merge with First SecurityFed (See Note 2 of Notes to Consolidated Financial Statements).

See “Results of Operations” section below for details regarding our 2004 first quarter performance.

General

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities less provision for loan losses.  Additionally, our net income is affected by other income and other expenses.  The provision for loan losses reflects the amount that we believe is adequate to cover probable credit losses in the loan portfolio.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, trust, asset management and brokerage fees, net gains (losses) on the sale of securities available for sale, increase in cash surrender value of life insurance and other operating income.  Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, intangibles amortization expense and other operating expenses.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including  management’s use of estimates, assumptions, and judgments to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a monthly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At March 31, 2004, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $25.0 million.  See “Lease Investments” section below for additional information.

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

Results of Operations

First Quarter Results

Net income was $14.6 million for the first quarter of 2004, compared to $12.4 million for the first quarter of 2003.  Net interest income was $36.0 million for the three months ended March 31, 2004, an increase of $2.2 million, or 6.6% from $33.8 million for the comparable period in 2003.  Net interest income grew primarily due to a $318.5 million, or 8.7% increase in average interest earning assets, which offset a 7 basis point decline in the net interest margin, expressed on a fully tax equivalent basis, to 3.72% from 3.79% in the comparable 2003 period.  The increase in average interest earning assets was primarily due to the acquisition of South Holland in February 2003 and growth of our commercial real estate and construction real estate loan portfolios.  See “Net Interest Margin” section below for further discussion of our net interest income.

The provision for loan losses decreased $736 thousand to $2.0 million in the first quarter of 2004 from $2.7 million in the comparable 2003 period.  See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income increased $1.8 million, or 12.1% to $16.3 million for the quarter ended March 31, 2004 from $14.5 million for the first quarter of 2003.  Trust, asset management and brokerage fees increased by $1.3 million due to a $1.2 million increase in brokerage fees and a $179 thousand increase in income from trust and asset management activities.  Brokerage fees increased primarily due to higher investment sales activity at Vision, as well as an additional month of income from Vision as compared to the same period in 2003.  The $179 thousand increase in trust and asset management income was primarily due to an additional month of South Holland’s trust revenues in the first quarter of 2004 compared to the first quarter of 2003.  Net lease financing increased by $640 thousand due to improved residual realizations within the lease investment portfolio.  Net gain on sale of securities available for sale increased by $610 thousand due to net gains of $691 thousand in the first quarter of 2004.  Generally, these gains arose from management’s decision to sell certain securities based on their remaining duration and relative position on the current yield curve.  Deposit service fees increased by $412 thousand due to a $346 thousand increase in NSF and overdraft fees resulting from the additional month of South Holland revenues in 2004.  Loan service fees declined by $631 thousand due to a $394 thousand decrease in prepayment fees attributable to a decline in loan prepayments and a $354 thousand decline in miscellaneous loan fees attributable to lower mortgage banking fees.  Other operating income declined by $563 thousand primarily due to a $351 thousand decline in gain on sale of mortgage loans.  Mortgage loans sold decreased $17.0 million to $7.0 million for the three months ended March 31, 2004 compared to $24.0 million during the same period of 2003.  The decline in mortgage loans sold was due to lower mortgage loan origination activity in the 2004 first quarter.

Other expense increased by $2.0 million, or 7.3% to $29.4 million for the quarter ended March 31, 2004 from $27.4 million for the quarter ended March 31, 2003.  Salaries and employee benefits increased by $1.4 million due to our continued growth and investment in personnel as well as an additional month of South Holland expense in the 2004 first quarter.  Brokerage fee expense increased by $681 thousand primarily due to higher investment sales activity at Vision during 2004, and an additional month of expense for Vision as compared to the same period in 2003.  Advertising and marketing expense and telecommunication expense increased by $224 thousand and $108 thousand, respectively, while professional and legal expense as well as occupancy and equipment expense declined by $357 thousand and $130 thousand, respectively.

Income tax expense for the three months ended March 31, 2004 increased $540 thousand to $6.4 million compared to $5.8 million for the comparable period in 2003.  The effective tax rate was 30.4% and 32.0% for the three months ended March 31, 2004 and 2003, respectively.  The decline in the effective tax rate was primarily due to a $742 thousand increase in nontaxable investment securities income during the first quarter of 2004 compared to the same period in 2003.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended March 31,
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets:
Loans (1) (2)	$2,843,613	$39,160	5.54%	$2,672,493	$41,493	6.30%
Loans exempt from federal income taxes (3)	3,227	52	6.37	3,803	66	7.05
Taxable investment securities	948,677	10,204	4.30	867,564	9,145	4.27
Investment securities exempt from federal income taxes (3)	181,460	2,592	5.65	93,190	1,451	6.31
Federal funds sold	6,557	16	0.97	31,466	88	1.13
Other interest bearing deposits	8,118	18	0.89	4,649	16	1.40
Total interest earning assets	3,991,652	52,042	5.24	3,673,165	52,259	5.77
Non-interest earning assets	396,587			344,170
Total assets	$4,388,239			$4,017,335

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$701,556	$1,242	0.71%	$631,806	$1,588	1.02%
Savings deposits	457,926	605	0.53	432,847	906	0.85
Time deposits	1,690,533	10,095	2.40	1,669,185	12,362	3.00
Short-term borrowings	416,556	1,274	1.23	224,930	918	1.66
Long-term borrowings and junior subordinated notes	117,535	1,860	6.26	130,049	2,139	6.67
Total interest bearing liabilities	3,384,106	15,076	1.79	3,088,817	17,913	2.35
Non-interest bearing deposits	574,069			529,651
Other non-interest bearing liabilities	45,455			51,109
Stockholders’ equity	384,609			347,758
Total liabilities and stockholders’ equity	$4,388,239			$4,017,335
Net interest income/interest rate spread (4)		$36,966	3.45%		$34,346	3.42%
Taxable equivalent adjustment		925			531
Net interest income, as reported		$36,041			$33,815

Net interest margin on a fully tax equivalent basis (5)			3.72%			3.79%
Net interest margin (5)			3.63%			3.73%

(1)                  Non-accrual loans are included in average loans.

(2)                  Interest income includes amortization of deferred loan origination fees of $1.2 million for the three months ended March 31, 2004 and 2003.

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

Net interest income on a tax equivalent basis increased $2.7 million, or 7.6% to $37.0 million for the three months ended March 31, 2004 from $34.3 million for the three months ended March 31, 2003.  Tax-equivalent interest income declined by $217 thousand due to a 53 basis point decline in tax-equivalent yield on interest-earning assets.  The decline in yield was partially offset by a $318.5 million, or 8.7% increase in average interest earning assets, comprised of a $170.5 million, or 6.4% increase in average loans and a $169.4 million, or 17.6% increase in average investment securities, offset by a $24.9 million decline in federal funds sold.  Interest expense declined by $2.8 million due to a 56 basis point decline in the cost of interest bearing liabilities, which was partially offset by a $295.3 million increase in average interest bearing liabilities.  The increase in average interest earning assets and average interest bearing liabilities is primarily due to the acquisition of South Holland in the first quarter of 2003 and growth of our commercial real estate and construction real estate loan portfolios.  The net interest margin expressed on a fully tax equivalent basis decreased 7 basis points to 3.72% in the first quarter of 2004 from 3.79% in the first quarter of 2003 as there was a higher percentage of interest bearing liabilities to interest earning assets in the 2004 period.

The net interest margin expressed on a fully tax equivalent basis decreased by 12 basis point to 3.72% in the first quarter of 2004 from 3.84% in the fourth quarter of 2003 as loans continued to reprice at current market rates.

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

	Three Months Ended March 31, 2004 Compared to March 31, 2003
	Change Due to Volume	Change Due to Rate	Total Change

Interest Earning Assets:
Loans	$2,689	$(5,022)	$(2,333)
Loans exempt from federal income taxes (1)	(10)	(4)	(14)
Taxable investment securities	939	120	1,059
Investment securities exempt from federal income taxes (1)	1,283	(142)	1,141
Federal funds sold	(61)	(11)	(72)
Other interest bearing deposits	9	(7)	2
Total increase (decrease) in interest income	4,849	(5,066)	(217)

Interest Bearing Liabilities:
NOW and money market deposit accounts	166	(512)	(346)
Savings deposits	51	(352)	(301)
Time deposits	164	(2,431)	(2,267)
Short-term borrowings	639	(283)	356
Long-term borrowings and junior subordinated notes	(189)	(90)	(279)
Total increase (decrease) in interest expense	831	(3,668)	(2,837)
Increase (decrease) in net interest income	$4,018	$(1,398)	$2,620

(1)          Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets increased $77.9 million or 1.8% from December 31, 2003 to $4.4 billion at March 31, 2004.  Net loans increased by $48.4 million, or 1.7% to $2.8 billion at March 31, 2004 (See “Loan Portfolio” section below).  Investment securities available for sale increased by $49.5 million, or 4.5% to $1.2 billion at March 31, 2004 primarily due to increases in deposits and other funding sources as discussed below.

Total liabilities increased by $60.3 million, or 1.5% to $4.0 billion at March 31, 2004.  Total deposits grew by $19.0 million, or 0.6% to $3.5 billion at March 31, 2004.  Short-term borrowings increased by $20.7 million, or 5.3% due to a $55.0 million increase in short-term Federal Home Loan Bank advances, which was partially offset by a $33.5 million decline in federal funds purchased.  Long-term borrowings increased by $24.9 million, or 116.1% primarily due to a $25.0 million increase in long-term Federal Home Loan Bank advances.

Total stockholders’ equity increased $17.6 million, or 4.7% to $393.1 million at March 31, 2004 compared to $375.5 million at December 31, 2003.  The growth was due to net income of $14.6 million and a $5.6 million increase in accumulated other comprehensive income due to net unrealized gains on available for sale securities.  The above items were partially offset by $3.2 million, or $0.12 per share cash dividends.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	March 31, 2004		December 31, 2003		March 31, 2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial	$654,176	23%	$647,365	23%	$644,783	23%
Commercial loans collateralized by assignment of lease payments	221,757	8%	234,724	8%	263,274	9%
Commercial real estate	1,123,250	39%	1,090,498	39%	1,002,745	36%
Residential real estate	358,960	12%	361,110	13%	401,566	15%
Construction real estate	296,804	10%	268,523	9%	239,882	9%
Installment and other	219,947	8%	223,574	8%	223,657	8%
Gross loans (1)	2,874,894	100%	2,825,794	100%	2,775,907	100%
Allowance for loan losses	(40,298)		(39,572)		(38,973)
Loans, net	$2,834,596		$2,786,222		$2,736,934

(1)          Gross loan balances at March 31, 2004, December 31, 2003, and March 31, 2003 are net of unearned income, including deferred loan fees of $4.0 million, $4.2 million, and $4.4 million, respectively.

Net loans increased by $48.4 million in the first quarter of 2004 from $2.8 billion at December 31, 2003.  Commercial real estate, construction real estate and commercial grew by $32.8 million, $28.3 million and $6.8 million, respectively, while commercial loans collateralized by assignment of lease payments, installment and other loans and residential real estate decreased by $13.0 million, $3.6 million and $2.2 million, respectively.  The increases were due to growth in both existing customer and new customer loan demand resulting primarily from our continued focus on marketing and new business development.  Commercial loans collateralized by assignment of lease payments continued to decline as many companies opted to purchase capital assets rather than lease in the 2004 rate environment.

Net loans increased by $97.7 million, or 3.6% to $2.8 billion at March 31, 2004 from $2.7 billion at March 31, 2003.  The increase was due to growth in both existing customer and new customer loan demand resulting primarily from our continued focus on marketing and new business development.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollar amounts in thousands):

	March 31, 2004	December 31, 2003	March 31, 2003
Non-performing loans:
Non-accrual loans (1)	$26,212	$20,795	$21,493
Loans 90 days or more past due, still accruing interest	97	317	941
Total non-performing loans	26,309	21,112	22,434

Other real estate owned	180	472	1,106
Other repossessed assets	—	—	21
Total non-performing assets	$26,489	$21,584	$23,561

Total non-performing loans to total loans	0.92%	0.75%	0.81%
Allowance for loan losses to non-performing loans	153.17%	187.44%	173.72%
Total non-performing assets to total assets	0.60%	0.50%	0.56%

(1)          Includes restructured loans totaling $573 thousand and $667 thousand at March 31, 2004 and December 31, 2003, respectively.  There were no restructured loans at March 31, 2003.

Total non-performing assets were $26.5 million, $21.6 million, and $23.6 million as of March 31, 2004, December 31, 2003, and March 31, 2003, respectively.  The increase in the first quarter of 2004 was primarily due to a $4.2 million commercial loan transferred to non-accrual loans.

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

A reconciliation of the activity in our allowance for loan losses follows (dollars in thousands):

	Three Months Ended March 31,
	2004	2003

Balance at beginning of period	$39,572	$33,890
Additions from acquisitions	—	3,563
Provision for loan losses	2,000	2,736
Charge-offs	(1,710)	(2,622)
Recoveries	436	1,406
Balance at March 31,	$40,298	$38,973

Total loans at March 31,	$2,874,894	$2,775,907

Allowance for loan losses to total loans	1.40%	1.40%

Net charge-offs increased by $58 thousand in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.  Charge-offs declined by $912 thousand as the 2003 first quarter included charge-offs of one construction real estate loan and one commercial real estate loan totaling $640 thousand and $420 thousand, respectively.  Recoveries declined by $970 thousand in 2004 as the first quarter of 2003 included recoveries of two commercial loans totaling $971 thousand.  The provision for loan losses declined by $736 thousand to $2.0 million in the quarter ended March 31, 2004 from $2.7 million in the quarter ended March 31, 2003 based on the results of our quarterly analysis of the loan portfolio as of March 31, 2004.

The following table sets forth the allocation of the allowance for loan losses and the percentage of loans in each category to total loans.  An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	March 31, 2004		December 31, 2003		March 31, 2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial	$11,187	23%	$10,327	23%	$11,016	23%
Commercial loans collateralized by assignment of lease payments	2,471	8%	4,301	8%	3,325	9%
Commercial real estate	8,491	39%	7,327	39%	9,441	36%
Residential real estate	1,845	12%	1,625	13%	1,043	15%
Construction real estate	4,005	10%	2,655	9%	2,265	9%
Installment and other	4,569	8%	4,896	8%	3,934	8%
Unallocated	7,730	—	8,441	—	7,949	—
Total allowance for loan losses	$40,298	100%	$39,572	100%	$38,973	100%

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

Potential Problem Loans.  We utilize an internal asset classification system as a means of reporting problem and potential problem assets.  At each scheduled meeting of the boards of directors of our subsidiary banks, a watch list is presented, showing significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.”  Under our risk rating system noted above, Special Mention, Substandard, and Doubtful loan classifications correspond to risk ratings six, seven, and eight, respectively.  An asset is classified Substandard, or risk rated seven if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful, or risk rated eight have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss, or risk rated nine are those considered uncollectible and viewed as valueless assets and have been charged-off.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that may or may not be within the control of the customer are deemed to be Special Mention, or risk rated six.

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

Potential problem loans are loans included on the watch list presented to the boards of directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Our decision to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that we recognize a higher degree of risk associated with these loans.  The aggregate principal amounts of potential problem loans as of March 31, 2004, December 31, 2003 and March 31, 2003 were approximately $82.5 million, $65.4 million and $41.6 million, respectively.  Potential problem loans increased $17.1 million from December 31, 2003 primarily due to six additional loan relationships classified as substandard, including four commercial loan relationships that total $10.2 million and two commercial real estate loans that total $8.0 million.  Potential problem loans increased $40.9 million from March 31, 2003 primarily due to the aforementioned substandard loan relationships, and a $25.1 million increase in loans classified as special mention.

Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment.  The credit quality of the lessee generally is in one of the top four rating categories of Moody’s or Standard & Poors, or the equivalent as determined by us.

Lease investments by categories follow (in thousands):

	March 31, 2004	December 31, 2003	March 31, 2003

Direct finance leases:
Minimum lease payments	$29,639	$29,281	$23,623
Estimated unguaranteed residual values	3,049	2,852	2,482
Less: unearned income	(3,104)	(3,248)	(3,124)
Direct finance leases (1)	$29,584	$28,885	$22,981

Leveraged leases:
Minimum lease payments	$27,454	$28,835	$29,124
Estimated unguaranteed residual values	2,356	2,720	3,244
Less: unearned income	(2,098)	(2,222)	(2,767)
Less: related non-recourse debt	(25,760)	(27,073)	(27,311)
Leveraged leases (1)	$1,952	$2,260	$2,290

Operating leases:
Equipment, at cost	$118,972	$128,416	$117,204
Less accumulated depreciation	(50,774)	(54,976)	(50,296)
Lease investments, net	$68,198	$73,440	$66,908

(1)          Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership to the lessee are classified as direct financing.  Generally, if these direct finance leases have non-recourse debt associated with them, they are further classified as leveraged leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements.  Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease.

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  Most of our lease equipment purchases are funded internally, but some of these purchases  are financed through loans from other banks, which totaled $19.0 million at March 31, 2004, $19.1 million at December 31, 2003 and $17.4 million at March 31, 2003.

The lease residual value represents the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed monthly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  There were 1,268 leases at March 31, 2004 compared to 1,416 at December 31, 2003 and 1,480 at March 31, 2003.  The average residual value per lease was approximately $17 thousand at March 31, 2004, $19 thousand at December 31, 2003 and $13 thousand at March 31, 2003.

At March 31, 2004, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term December 31,	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
2004	$660	$728	$4,235	$5,623
2005	355	628	4,572	5,555
2006	896	805	6,129	7,830
2007	600	94	2,924	3,618
2008	498	101	1,378	1,977
2009	40	—	378	418
	$3,049	$2,356	$19,616	$25,021

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At March 31, 2004		At December 31, 2003		At March 31, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury securities	$22,033	$23,433	$22,157	$23,435	$22,532	$24,104
U.S. Government agencies	242,888	254,023	233,472	243,402	294,826	311,391
States and political subdivisions	190,341	195,886	177,731	180,092	118,296	122,328
Mortgage-backed securities	598,062	596,064	574,456	570,140	476,499	480,609
Corporate bonds	39,235	42,141	44,074	45,074	53,635	53,348
Equity securities	47,538	47,780	47,004	47,632	20,863	21,084
Debt securities issued by foreign governments	560	560	560	560	665	665
Investments in equity lines of credit trusts	1,770	1,770	1,775	1,775	1,798	1,798
Total	$1,142,427	$1,161,657	$1,101,229	$1,112,110	$989,114	$1,015,327

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  Net cash provided by operating activities was $17.2 million for the quarter ended March 31, 2004 and $17.3 million for the quarter ended March 31, 2003.  Investing activities used $98.7 million in the quarter ended March 31, 2004 and provided $22.9 million in the first quarter of 2003.  The $121.6 million increase in cash used was primarily due to a $99.5 million increase in net cash used by investment securities available for sale activity and a $46.0 million greater increase in net loans, offset by a $23.4 million decline in net cash paid in acquisitions.  Net cash provided by financing activities increased by $57.4 million to $62.0 million for the quarter ended March 31, 2004 from $4.6 million for the quarter ended March 31, 2003, due primarily to an increase of $40.1 million in funds provided by deposits and a $24.9 million increase in net proceeds from long-term borrowings.  The above items were offset by an $8.2 million decline in funds provided by short-term borrowings.

We expect to have available cash to meet our liquidity needs.  Liquidity management is monitored by an Asset/Liability Management Committee, consisting of members of management, and the board of directors of each of our subsidiary banks, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.  In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at March 31, 2004, there were no firm lending commitments in place, management believes that our banks could borrow approximately $160.6 million for a short time from these banks on a collective basis.  Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and Union Bank, N.A. is a member of the Federal Home Loan Bank of Topeka, Kansas and both banks have the ability to borrow from their respective Federal Home Loan Banks.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.

The following table summarizes our significant contractual obligations and other potential funding needs at March 31, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Time deposits	$1,721,389	$1,248,684	$322,655	$147,738	$2,312
Long-term debt	46,380	10,335	31,177	2,581	2,287
Junior subordinated notes issued to capital trusts	87,443	—	—	—	87,443
Operating leases	99,651	2,185	5,119	4,068	88,279
Total	$1,954,863	$1,261,204	$358,951	$154,387	$180,321
Commitments to extend credit	$905,616

At March 31, 2004 and December 31, 2003, our total risk-based capital ratio was 13.12% and 12.86%, Tier 1 capital to risk-weighted assets ratio was 11.89% and 11.64%, and Tier 1 capital to average asset ratio was 9.03% and 8.97%, respectively.  As of March 31, 2004, we and each of our subsidiary banks were “well capitalized” under the capital adequacy requirements to which each of us are subject.

Forward-Looking Statements

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2004 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2004 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 30%, 85% and 24%, respectively, in the first three months, 10%, 2%, and 12%, respectively, in the next nine months, and 60%, 13% and 64%, respectively, after one year (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90 Days	91 - 365 Days	1 - 5 Years	Over 5 Years	Total

Interest Earning Assets:
Interest bearing deposits with banks	$7,068	$—	$—	$—	$7,068
Investment securities available for sale	129,988	157,328	684,839	189,502	1,161,657
Loans held for sale	681	—	—	—	681
Loans	1,790,234	343,901	710,328	30,431	2,874,894
Total interest earning assets	$1,927,971	$501,229	$1,395,167	$219,933	$4,044,300

Interest Bearing Liabilities:
NOW and money market deposit accounts	$404,709	$42,388	$257,846	$—	$704,943
Savings deposits	109,284	54,643	291,425	—	455,352
Time deposits	623,333	639,358	456,610	2,088	1,721,389
Short-term borrowings	336,817	75,507	—	—	412,324
Long-term borrowings	2,680	7,655	33,758	2,287	46,380
Junior subordinated notes issued to capital trusts	25,774	—	—	61,669	87,443
Total interest bearing liabilities	$1,502,597	$819,551	$1,039,639	$66,044	$3,427,831

Rate sensitive assets (RSA)	$1,927,971	$2,429,200	$3,824,367	$4,044,300	$4,044,300
Rate sensitive liabilities (RSL)	1,502,597	2,322,148	3,361,787	3,427,831	3,427,831
Cumulative GAP	425,374	107,052	462,580	616,469	616,469
(GAP=RSA–RSL)
RSA/Total assets	43.49%	54.80%	86.27%	91.23%	91.23%
RSL/Total assets	33.90%	52.38%	75.84%	77.33%	77.33%
GAP/Total assets	9.60%	2.41%	10.43%	13.91%	13.91%
GAP/RSA	22.06%	4.41%	12.10%	15.24%	15.24%

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

Based on simulation modeling at March 31, 2004 and December 31, 2003, our net interest income would change over a one-year time period due to changes in interest rates as follows (dollars in thousands):

	Change in Net Interest Income Over One Year Horizon
Changes in	At March 31, 2004		At December 31, 2003
Levels of Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change

+ 2.00%	$6,607	4.32%	$13,481	8.78%
+ 1.00	3,657	2.39	8,161	5.31
(1.00)	(6,789)	(4.44)	(11,853)	(7.72)

Our simulations assume the following:

1.              Changes in interest rates are immediate.

2.              Changes in net interest income between March 31, 2004 and December 31, 2003 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

The table above does not show an analysis of decreases of more than 100 basis points due to the low level of current market interest rates.

Item 4.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2004 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures are effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)         Changes in Internal Control Over Financial Reporting: During the quarter ended March 31, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuers Purchases of Equity Securities

(e)          The following table sets forth information for the three months ended March 31, 2004 with respect to our repurchases of our outstanding common shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan 1, 2004 - Jan 31, 2004	—	$—	—	392,700
Feb 1, 2004 - Feb 29, 2004	—	—	—	392,700
Mar 1, 2004 - Mar 31, 2004	—	—	—	392,700
Total	—	$—	—

(1)          On July 23, 2003, we announced our intention to repurchase up to 450,000 of our outstanding shares in the open market or in privately negotiated transactions.  These shares may be purchased from time to time over a twelve-month period from the date of announcement depending upon market conditions and other factors.  No other repurchase plans or programs expired or terminated during the period.

Item 6.  Exhibits and Reports on Form 8-K

(a)          See Exhibit Index.

(b)         Reports on Form 8-K:  We filed a Current Report on Form 8-K on January 12, 2004 reporting under Item 5 the announcement of our agreement to merge with First SecurityFed Financial, Inc.  We furnished Current Reports on Form 8-K on January 30, 2004 reporting under Item 12 the press release for our 2003 fourth quarter and annual earnings, and on February 23, 2004 reporting under Item 9 material prepared for presentation at an industry conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of May 2004.

MB FINANCIAL, INC.

By:	/s/ Mitchell Feiger
Mitchell Feiger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jill E. York
Jill E. York
Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of November 1, 2002, by and among the Registrant, MB Financial Acquisition Corp II and South Holland Bancorp, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report Form 8-K filed on November 5, 2002 (File No. 0-24566-01))

2.2

Agreement and Plan of Merger, dated as of January 9, 2004, by and among the Registrant and First SecurityFed Financial, Inc. (incorporated herein by reference to Appendix A to the proxy statement – prospectus filed by the Registrant pursuant to Rule 424(b)(3) under the Securities Act of 1933 (File No. 333-114252))

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

Amendment No. One to Employment Agreement between MB Financial Bank, N.A. and Burton Field (incorporated herein by reference to Exhibit 10.3A to the Registrant’s Registration Statement on Form S-4 filed on April 6, 2004 (File No. 333-114252))

10.4

Form of Change of Control Severance Agreement between MB Financial Bank, National Association and each of Thomas Panos, Jill E. York, Thomas P. Fitzgibbon, Jr., Jeffrey L. Husserl and others (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

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

10.7

1997 MB Financial, Inc. Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24566-01))

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