Form 10-Q
period 2004-06-30
MB FINANCIAL INC     /MD
filed 2004-08-09
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES:  ☒  NO:  ☐

There were outstanding 28,680,168 shares of the registrant’s common stock as of  August 6, 2004.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2004

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

(Amounts in thousands, except common share data)

(Unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Cash and due from banks	$108,136	$91,283
Interest bearing deposits with banks	11,965	6,647
Federal funds sold	800	—
Investment securities available for sale	1,286,304	1,112,110
Loans held for sale	816	3,830
Loans (net of allowance for loan losses of $44,236 at June 30, 2004 and $39,572 at December 31, 2003)	3,149,003	2,786,222
Lease investments, net	65,131	73,440
Premises and equipment, net	96,529	80,410
Cash surrender value of life insurance	84,388	82,547
Goodwill, net	123,644	70,293
Other intangibles, net	14,046	7,560
Other assets	54,941	40,751

Total assets	$4,995,703	$4,355,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$646,352	$598,961
Interest bearing	3,112,485	2,833,074
Total deposits	3,758,837	3,432,035
Short-term borrowings	530,968	391,600
Long-term borrowings	125,603	21,464
Junior subordinated notes issued to capital trusts	87,443	87,443
Accrued expenses and other liabilities	42,983	47,058
Total liabilities	4,545,834	3,979,600

Stockholders’ Equity
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued 28,841,321 shares at June 30, 2004 and 26,807,430 at December 31, 2003)	288	268
Additional paid-in capital	137,999	71,837
Retained earnings	320,531	296,906
Unearned compensation	(342)	(198)
Accumulated other comprehensive income (loss)	(3,414)	8,531
Less: 150,000 and 57,300 shares of treasury stock, at cost, at June 30, 2004 and December 31, 2003, respectively	(5,193)	(1,851)
Total stockholders’ equity	449,869	375,493

Total liabilities and stockholders’ equity	$4,995,703	$4,355,093

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except common share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Interest income:
Loans	$41,712	$41,916	$80,906	$83,452
Investment securities:
Taxable	10,058	8,895	20,262	18,040
Nontaxable	1,946	1,110	3,631	2,053
Federal funds sold	28	98	44	186
Other interest bearing accounts	17	20	35	36
Total interest income	53,761	52,039	104,878	103,767

Interest expense:
Deposits	12,465	14,344	24,407	29,200
Short-term borrowings	1,333	895	2,607	1,813
Long-term borrowings and junior subordinated notes	2,157	2,066	4,017	4,205
Total interest expense	15,955	17,305	31,031	35,218
Net interest income	37,806	34,734	73,847	68,549

Provision for loan losses	1,800	2,078	3,800	4,814

Net interest income after provision for loan losses	36,006	32,656	70,047	63,735

Other income:
Loan service fees	1,119	1,265	2,184	2,961
Deposit service fees	4,633	4,314	8,928	8,197
Lease financing, net	4,330	2,930	8,278	6,453
Trust, asset management and brokerage fees	4,131	3,929	7,993	6,482
Net gain (loss) on sale of securities available for sale	391	(379)	1,082	(298)
Increase in cash surrender value of life insurance	942	900	1,841	1,818
Gain on sale of bank subsidiary	—	3,083	—	3,083
Other operating income	1,360	1,856	2,868	3,712
	16,906	17,898	33,174	32,408

Other expense:
Salaries and employee benefits	16,947	16,096	33,070	30,779
Occupancy and equipment expense	4,698	4,186	9,161	9,135
Computer services expense	1,250	1,000	2,322	2,132
Advertising and marketing expense	1,220	996	2,413	1,965
Professional and legal expense	715	2,509	1,431	3,582
Brokerage fee expense	1,216	1,079	2,427	1,609
Telecommunication expense	665	589	1,334	1,150
Other intangibles amortization expense	266	299	556	571
Prepayment fee on Federal Home Loan Bank advances	—	1,146	—	1,146
Other operating expenses	3,693	3,542	7,306	6,726
	30,670	31,442	60,020	58,795

Income before income taxes	22,242	19,112	43,201	37,348

Income taxes	6,772	6,023	13,143	11,854

Net Income	$15,470	$13,089	30,058	25,494

Common share data:
Basic earnings per common share	$0.56	$0.49	$1.11	$0.96
Diluted earnings per common share	$0.55	$0.48	$1.08	$0.94
Weighted average common shares outstanding	27,491,517	26,602,920	27,129,106	26,587,346
Diluted weighted average common shares outstanding	28,216,504	27,248,883	27,874,151	27,199,988

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003

Cash Flows From Operating Activities:
Net income	$30,058	$25,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,011	16,187
(Gain) loss on sales of premises and equipment and leased equipment	(713)	221
Amortization of other intangibles	556	571
Provision for loan losses	3,800	4,814
Deferred income tax expense (benefit)	2,656	(881)
Amortization of premiums and discounts on investment securities, net	7,347	7,039
Net (gain) loss on sale of investment securities available for sale	(1,082)	298
Proceeds from sale of loans held for sale	16,429	56,962
Origination of loans held for sale	(13,265)	(59,707)
Net gains on sale of loans held for sale	(150)	(1,269)
Increase in cash surrender value of life insurance	(1,841)	(1,818)
Interest only securities accretion	(114)	(147)
Deferred gain amortization on interest only securities pool termination	(296)	(246)
Gain on sale of bank subsidiary	—	(3,083)
Increase in other assets	(9,125)	(10,596)
(Decrease) increase in other liabilities, net	(18,475)	5,978
Net cash provided by operating activities	31,796	39,817

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	105,489	54,177
Proceeds from maturities and calls of investment securities available for sale	102,745	243,947
Purchase of investment securities available for sale	(246,049)	(351,761)
Net increase in loans	(70,548)	(18,781)
Purchases of premises and equipment and leased equipment	(15,430)	(14,811)
Proceeds from sales of premises and equipment and leased equipment	3,086	1,705
Principal (paid) collected on lease investments	(538)	1,892
Cash paid, net of cash and cash equivalents in acquisitions	(30,267)	(23,404)
Proceeds from sale of subsidiary bank, net of cash retained by bank	—	(22,158)
Proceeds received from interest only receivables	424	494
Net cash used in investing activities	(151,088)	(128,700)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	6,895	(13,059)
Net increase in short-term borrowings	122,960	117,732
Proceeds from long-term borrowings	41,918	7,234
Principal paid on long-term borrowings	(18,735)	(13,874)
Restricted stock awards, net	114	—
Treasury stock transactions, net	(5,193)	(1,232)
Stock options exercised	737	1,439
Dividends paid on common stock	(6,433)	(5,320)
Net cash provided by financing activities	142,263	92,920

Net increase in cash and cash equivalents	$22,971	$4,037

Cash and cash equivalents:
Beginning of period	97,930	108,576

End of period	$120,901	$112,613

See Accompanying Notes to Consolidated Financial Statements.

	Six Months Ended June 30,
	2004	2003

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$31,610	$35,970
Income taxes paid, net	8,033	6,279

Real estate acquired in settlement of loans	$63	$1,058

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$162,077	$178,832
Loans, net	295,799	262,439
Premises and equipment, net	10,305	6,482
Goodwill, net	53,351	28,597
Other intangibles, net	7,042	5,923
Other assets	4,555	7,806
Total noncash assets acquired:	533,129	490,079

Liabilities assumed:
Deposits	319,907	453,140
Short-term borrowings	16,408	—
Long-term borrowings	80,956	—
Accrued expenses and other liabilities	18,553	13,535
Total liabilities assumed:	435,824	466,675
Net noncash assets acquired:	$97,305	$23,404

Cash and cash equivalents acquired	$42,856	$69,696

Stock issuance in lieu of cash paid in acquisition	$67,038	$—

Sale of bank subsidiary

Noncash assets sold:
Investment securities available for sale	$—	$26,512
Loans, net	—	27,249
Premises and equipment, net	—	439
Goodwill, net	—	4,155
Other assets	—	1,034
Total non cash assets sold	—	59,389

Liabilities sold:
Deposits	—	66,720
Short-term borrowings	—	17,338
Accrued expenses and other liabilities	—	572
Total liabilities sold	—	84,630
Net non cash liabilities sold	$—	$25,241

Cash and cash equivalents sold	$—	$38,458
Cash proceeds from sale of bank subsidiary	—	16,300
Cash and cash equivalents sold in sale of bank subsidiary, net	$—	$22,158

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003

(Unaudited)

NOTE 1.        BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the Company) and its subsidiaries, including its two wholly owned national bank subsidiaries, MB Financial Bank, N.A. (MB Financial Bank) and Union Bank, N.A. (Union Bank), as well as First Security Federal Savings Bank, which, as indicated in Note 2, was merged into MB Financial Bank on July 22, 2004.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 2.        BUSINESS COMBINATIONS AND DISPOSITIONS

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

On May 28, 2004, the Company acquired First SecurityFed Financial, Inc. (First SecurityFed), parent company of First Security Federal Savings Bank, for $140.2 million.  The purchase price was paid through a combination of cash and the Company’s common stock totaling $73.1 million and $67.1 million, respectively.  The Company paid an additional $5.0 million in cash to First SecurityFed option holders who elected to cash out their options.  The transaction generated approximately $53.4 million in goodwill and $7.0 million in intangible assets subject to amortization.  As of the acquisition date, First SecurityFed had approximately $566.9 million in total assets.  First Security Federal Savings Bank was merged into MB Financial Bank on July 22, 2004.

Pro forma results of operation for First SecurityFed for the three and six months ended June 30, 2004 and 2003 are not included as First SecurityFed would not have had a material impact on the Company’s financial statements.

On February 7, 2003, the Company acquired South Holland Bancorp, Inc., parent company of South Holland Trust & Savings Bank, for $93.1 million in cash.  This purchase price generated approximately $28.6 million in goodwill and $5.9 million in intangible assets subject to amortization.  As of the acquisition date, South Holland Bancorp, Inc. had approximately $560.3 million in assets.  South Holland Trust & Savings Bank was merged into MB Financial Bank on May 15, 2003.

Pro forma results of operation for South Holland Bancorp, Inc. for the six months ended June 30, 2003 are not included as South Holland Bancorp, Inc. would not have had a material impact on the Company’s financial statements.

Disposition.  On May 6, 2003, the Company completed its sale of Abrams Centre Bancshares, Inc. and its subsidiary, Abrams Centre National Bank (Abrams) for $16.3 million in cash.  The sale resulted in a $3.1 million gain for the Company in the second quarter of 2003.  As of the sale date, Abrams had approximately $98.4 million in assets.

NOTE 3.        COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income, as well as the change in net unrealized gain (loss) on investment securities available for sale and interest only receivables arising during the periods, net of tax.  The following table sets forth comprehensive income (loss) for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income	$15,470	$13,089	$30,058	$25,494
Unrealized holding losses on investment securities, net of tax	(17,457)	(48)	(11,582)	(164)
Unrealized interest only securities gains (losses) arising during the year, net of tax	160	82	340	(274)
Reclassification adjustments for (gains) losses included in net income, net of tax	(254)	310	(703)	193
Other comprehensive income (loss) gain, net of tax	(17,551)	344	(11,945)	(245)
Comprehensive income (loss)	$(2,081)	$13,433	$18,113	$25,249

NOTE 4.        EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Basic (1):
Net income	$15,470	$13,089	$30,058	$25,494
Average shares outstanding	27,491,517	26,602,920	27,129,106	26,587,346
Basic earnings per share	$0.56	$0.49	$1.11	$0.96

Diluted (1):
Net income	$15,470	$13,089	$30,058	$25,494
Average shares outstanding	27,491,517	26,602,920	27,129,106	26,587,346
Net effect of dilutive stock options (2)	724,987	645,963	745,045	612,642
Total	28,216,504	27,248,883	27,874,151	27,199,988
Diluted earnings per share	$0.55	$0.48	$1.08	$0.94

(1)               The Company split its common shares three-for-two by paying a 50% stock dividend in December 2003.  All common share data has been adjusted to reflect the dividend.

(2)               Includes the common stock equivalents for stock options and restricted share rights that are dilutive.

NOTE 5.        GOODWILL AND INTANGIBLES

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is no longer subject to amortization, but instead is subject to at least annual assessments for impairment by applying a fair-value based test.  SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  No impairment losses on goodwill or other intangibles were incurred in the six months ended June 30, 2004 or the year ended December 31, 2003.

The following table presents the changes in the carrying amount of goodwill during the six months ended June 30, 2004 and the year ended December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003

Balance at beginning of period	$70,293	$45,851
Goodwill from business combinations	53,351	28,597
Goodwill related to bank subsidiary sold	—	(4,155)
Balance at end of period	$123,644	$70,293

The Company has other intangible assets consisting of core deposit intangibles that have a weighted average amortization period of approximately fifteen years.  The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value during the six months ended June 30, 2004 and the year ended December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003

Balance at beginning of period	$7,560	$2,797
Amortization expense	(556)	(1,160)
Other intangibles from business combinations	7,042	5,923
Balance at end of period	$14,046	$7,560

Gross carrying amount	$29,261	$22,219
Accumulated amortization	(15,215)	(14,659)
Net book value	$14,046	$7,560

The following presents the estimated amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2004	$1,015
2005	993
2006	939
2007	749
2008	945
Thereafter	9,405
$14,046

NOTE 6.        RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2004, the Securities and Exchange Commission released Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments (SAB 105).  SAB 105 provides general guidance that must be applied when an entity determines the fair value of a loan commitment accounted for as a derivative.  SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004.  The adoption of SAB 105 did not have a material impact on the Company’s financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income, as reported	$15,470	$13,089	$30,058	$25,494
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (2)	67	—	145	—
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(399)	(226)	(747)	(381)
Net income, as adjusted	$15,138	$12,863	$29,456	$25,113

Basic earnings per share, as reported	$0.56	$0.49	$1.11	$0.96
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (2)	—	—	0.01	—
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(0.01)	(0.01)	(0.03)	(0.02)
Basic earnings per share, as adjusted (1)	$0.55	$0.48	$1.09	$0.94

Diluted earnings per share, as reported	$0.55	$0.48	$1.08	$0.94
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (2)	—	—	0.01	—
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(0.01)	(0.01)	(0.03)	(0.02)
Diluted earnings per share, as adjusted (1)	$0.54	$0.47	$1.06	$0.92

(1)          The Company split its common shares three-for-two by paying a 50% stock dividend in December 2003.  All common share data has been adjusted to reflect the dividend.

(2)          Represents amortized compensation expense for restricted shares.

NOTE 8.        SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30, 2004		December 31, 2003
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

Federal funds purchased	1.35%	$63,000	1.26%	$47,525
Securities sold under agreements to repurchase:
Customer repurchase agreements	0.99	148,913	1.14	163,345
Company repurchase agreements	1.17	96,745	1.33	55,730
Federal Home Loan Bank advances	1.27	196,310	1.35	125,000
Correspondent bank line of credit of $26.0 million	3.41	26,000	—	—

	1.23%	$530,968	1.23%	$391,600

Securities sold under agreements to repurchase are agreements in which a party acquires funds by selling securities to another party under a simultaneous agreement to repurchase the same securities at a specified price and date.  The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements.  Securities sold under agreements to repurchase totaled $245.7 million and $219.1 million at June 30, 2004 and December 31, 2003, respectively.

Federal Home Loan Bank advances with maturities less than one year totaled $196.3 million and $125.0 million at June 30, 2004 and December 31, 2003, respectively.   At June 30, 2004, the advances had maturities ranging from July 2004 to April 2005.  The advances are fixed rate and are subject to a prepayment fee.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank.

The Company has a $26 million correspondent bank line of credit which has certain debt covenants that require the Company to maintain “Well Capitalized” capital ratios, to have no other debt except in the usual course of business, and requires the Company to maintain minimum financial ratios on return on assets and earnings as well as maintain minimum financial ratios related to the loan loss allowance.  The Company was in compliance with such debt covenants as of June 30, 2004.  The correspondent bank line of credit is secured by the stock of MB Financial Bank, and its terms are renewed annually.  As of June 30, 2004, $26.0 million was outstanding on the correspondent bank line of credit.  No balance was outstanding on the correspondent bank line of credit at December 31, 2003.

NOTE 9.        LONG TERM BORROWINGS

The Company had Federal Home Loan Bank advances with maturities greater than one year of $108.0 million and $2.4 million at June 30, 2004 and December 31, 2003, respectively.  As of June 30, 2004, the advances had fixed interest rates ranging from 1.75% to 6.13%.  First SecurityFed had Federal Home Loan Bank advances with maturities greater than one year of $81.0 million at the acquisition date on May 28, 2004.

The Company had notes payable to banks totaling $17.6 million and $19.1 million at June 30, 2004 and December 31, 2003, respectively, which accrue interest at rates ranging from 3.90% to 9.50%.  Lease investments includes equipment with an amortized cost of $20.9 million and $22.1 million at June 30, 2004 and December 31, 2003, respectively, that is pledged as collateral on these notes.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2004	$4,937
2005	41,578
2006	29,039
2007	16,993
2008	19,186
Thereafter	13,870
$125,603

NOTE 10.      JUNIOR SUBORDINATED NOTES ISSUED TO CAPITAL TRUSTS

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2004 (in thousands):

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

NOTE 11.      DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had eight fair value commercial loan interest rate swaps with a notional amount of $22.3 million at June 30, 2004.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable for the six months ended June 30, 2004 and June 30, 2003 was approximately $44 thousand and $22 thousand, respectively.  The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At June 30, 2004, the Company’s credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of June 30, 2004 and December 31, 2003 (dollars in thousands):

	June 30, 2004					December 31, 2003
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value

Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$22,292	$494	6.2	3.19%	5.63%	$21,656	$38

Non-hedging derivative instruments (2):
Pay fixed/receive variable swaps	3,648	22	9.3	3.18%	6.77%	—	—
Pay variable/receive fixed swaps	3,648	(22)	9.3	6.77%	3.18%	—	—
Total portfolio swaps	$29,588	$494	6.9	3.63%	5.47%	$21,656	$38

(1) Hedges fixed-rate commercial real estate loans

(2) These portfolio swaps are not designated as hedging instruments under SFAS No. 133.

NOTE 12.      COMMITMENTS AND CONTINGENCIES

Commitments: The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At June 30, 2004 and December 31, 2003, the following financial instruments were outstanding whose contract amounts represent off-balance sheet credit risk (in thousands):

	Contract Amount
	June 30, 2004	December 31, 2003
Commitments to extend credit:
Home equity lines	$165,197	$159,961
Other commitments	710,320	675,332

Letters of credit:
Standby	67,324	66,313
Commercial	11,593	7,407

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of June 30, 2004, the maximum remaining term for any standby letter of credit was December 31, 2008.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At June 30, 2004, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $5.2 million to $78.9 million from $73.7 million at December 31, 2003.  Of the $78.9 million in commitments outstanding at June 30, 2004, approximately $22.0 million of the letters of credit have been issued or renewed since December 31, 2003.  The Company had a $200 thousand liability recorded as of June 30, 2004 relating to these commitments.

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

As of June 30, 2004, the Company had approximately $24.0 million in capital expenditure commitments outstanding which relate to a new operations center and a new headquarters building.  Cash paid for work completed on these projects totaled $4.0 million for the six months ended June 30, 2004.

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

Overview

Set forth below are some of the significant items that occurred during the second quarter of 2004:

•                  Diluted EPS of $0.55, up 14.6% from the second quarter of 2003.

•                  Net income of $15.5 million for the quarter, up 18.2% from a year ago.

•                  Return on average equity of 15.33%, up from 14.70% in the second quarter of 2003.

•                  Return on average assets of 1.34%, up from 1.26% in the second quarter of 2003.

•                  Completion of our $140.2 million merger with First Security Fed on May 28, 2004.

See “Results of Operations” section below for details regarding our 2004 second quarter performance.

General

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities less provision for loan losses.  Additionally, our net income is affected by other income and other expenses.  The provision for loan losses reflects the amount that we believe is adequate to cover probable credit losses in the loan portfolio.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, trust, asset management and brokerage fees, net gains (losses) on the sale of securities available for sale, increase in cash surrender value of life insurance, gain on sale of bank subsidiary and other operating income.  Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, prepayment fee on Federal Home Loan Bank advances and other operating expenses.

Net interest income is affected by changes in the volume and mix of interest earning assets, the level of interest rates earned on those assets, the volume and mix of interest bearing liabilities and the level of interest rates paid on those interest bearing liabilities.  The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectibility of the loan portfolio, as well as economic and market conditions.  Other income and other expenses are impacted by growth of operations and growth in the number of loan and deposit accounts through both acquisitions and core banking business growth.  Growth in operations affects other expenses as a result of additional employees, branch facilities and promotional marketing expense.  Growth in the number of loan and deposit accounts affects other income, including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.

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

Allowance for Loan Losses.  Subject to the use of estimates, assumptions, and judgments is management’s evaluation process used to determine the adequacy of the allowance for loan losses which combines several factors: management’s ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses.  Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.  As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses.  Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management or require that additions be made to the allowance for loan losses, based on their judgments about information available to them at the time of their examination.  We believe the allowance for loan losses is adequate and properly recorded in the financial statements.  See “Allowance for Loan Losses” section below for further discussion.

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including  management’s use of estimates, assumptions, and judgments to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a monthly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At June 30, 2004, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $26.5 million.  See “Lease Investments” section below for additional information.

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

Results of Operations

Second Quarter Results

Net income was $15.5 million for the second quarter of 2004, compared to $13.1 million for the second quarter of 2003.  Fully diluted earnings per share for the second quarter of 2004 increased 14.6% to $0.55 compared to $0.48 for the second quarter of 2003.  The results for the second quarter of 2004 generated an annualized return on average assets of 1.34% and an annualized return on average equity of 15.33%, compared to 1.26% and 14.70%, respectively, for the same period in 2003.

Net interest income was $37.8 million for the three months ended June 30, 2004, an increase of $3.1 million, or 8.8% from $34.7 million for the comparable period in 2003.  Net interest income grew primarily due to a $396.1 million, or 10.4% increase in average interest earning assets. The net interest margin, expressed on a fully tax equivalent basis, was 3.72% for the second quarter of 2004 and 2003.  The increase in average interest earning assets and average interest bearing liabilities is primarily due to our continued internal growth as well as our acquisition of First SecurityFed in the second quarter of 2004.

The provision for loan losses decreased $278 thousand to $1.8 million in the second quarter of 2004 from $2.1 million in the comparable 2003 period.  See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income decreased $1.0 million, or 5.5% to $16.9 million for the quarter ended June 30, 2004 from $17.9 million for the second quarter of 2003.  The decrease was primarily due to a $3.1 million gain on sale of bank subsidiary in the second quarter of 2003.  This gain reflects the sale of Abrams, our former banking subsidiary located in Dallas, Texas.  This decline was offset by a $1.4 million increase in net lease financing due to higher residual realization within the lease investment portfolio and a $770 thousand increase in net gain on sale of securities available for sale due to net gains of $391 thousand in the second quarter of 2004 compared to net losses of $379 in the 2003 quarter.  Deposit service fees and trust, asset management and brokerage fees increased by $319 thousand and $202 thousand, respectively.  Other operating income declined by $496 thousand, primarily due to a $728 thousand decline in gain on the sale of loans.  Mortgage loans sold decreased $27.0 million to $4.7 million for the three months ended June 30, 2004 compared to $31.7 million during the same period of 2003.  The decline in mortgage loans sold was due to lower mortgage loan origination activity in the 2004 quarter.

Other expense decreased by $772 thousand, or 2.5% to $30.7 million for the quarter ended June 30, 2004 from $31.4 million for the quarter ended June 30, 2003.  Professional and legal expense decreased by $1.8 million.  The decrease was due to non-routine expenses incurred in the second quarter of 2003, including the write-off of $1.0 million in costs associated with planning construction of a new corporate headquarters prior to management’s decision to pursue the more cost-effective option of purchasing an existing structure, approximately $400 thousand in legal expense as the plaintiff in litigation defending our corporate trademark, and the settlement of litigation costing approximately $300 thousand in conjunction with the sale of Abrams.  Prepayment fee on Federal Home Loan Bank advances decreased by $1.1 million due to a fee incurred in the 2003 quarter on the payoff of $8.1 million in long-term advances.  The above declines were offset by increases in salaries and employee benefits and occupancy and equipment expense of $851 thousand and $512 thousand, respectively, due to our continued internal growth and the acquisition of First SecurityFed.

Income tax expense for the three months ended June 30, 2004 increased $749 thousand to $6.8 million compared to $6.0 million for the comparable period in 2003.  The effective tax rate was 30.4% and 31.5% for the three months ended June 30, 2004 and 2003, respectively.  The decline in the effective tax rate was primarily due to a $836 thousand increase in nontaxable investment securities income during the second quarter of 2004 compared to the same period in 2003.

Year-To-Date Results

Net income was $30.1 million for the first six months of 2004, compared to $25.5 million for the first six months of 2003, an increase of 17.9%.  Fully diluted earnings per share for the six months ended June 30, 2004 increased 14.9% to $1.08 compared to $0.94 for the same period in 2003.  Year-to-date 2004 results generated an annualized return on average assets of 1.34% and an annualized return on average equity of 15.29%, compared to 1.25% and 14.58%, respectively, for the same period in 2003.

Net interest income was $73.8 million for the first six months ended June 30, 2004, an increase of $5.3 million, or 7.7% from $68.5 million for the first six months of 2003.  Net interest income grew primarily due to a $355.3 million, or 9.5% increase in average interest earning assets, which offset a 4 basis point decline in the net interest margin, expressed on a fully tax equivalent basis, to 3.72% from 3.76% in the comparable 2003 period.  The increase in average interest earning assets and average interest bearing liabilities is primarily due to our continued internal growth, as well as the acquisition of First SecurityFed in the second quarter of 2004.

The provision for loan losses decreased $1.0 million to $3.8 million in the first six months of 2004 from $4.8 million in the comparable 2003 period.  See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income increased $766 thousand, or 2.4% to $33.2 million for the six months ended June 30, 2004 from $32.4 million for the comparable 2003 period.  Net lease financing increased by $1.8 million due to higher residual realization within the lease investment portfolio.  Trust, asset management and brokerage fees increased by $1.5 million due to a $1.3 million increase in brokerage fees and a $254 thousand increase in income from trust and asset management activities.  Brokerage fees increased primarily due to higher investment sales activity at our wholly owned full service broker/dealer, Vision Investment Services, Inc. (Vision).  Net gain on sale of securities available for sale increased by $1.4 million due to net gains of $1.1 million in 2004 compared to $298 thousand in net losses in 2003.  Deposit service fees increased by $731 thousand due to increased in NSF and overdraft fees and monthly service charges of $605 thousand and $107 thousand, respectively.  Gain on sale of bank subsidiary declined by $3.1 million, reflecting the sale of Abrams in the second quarter of 2003.  Other operating income declined by $844 thousand, primarily due to a $1.1 million decline in gain on the sale of loans.  Mortgage loans sold decreased $44.0 million to $11.7 million for the six months ended June 30, 2004 compared to $55.7 million during the same period of 2003.  The decline in mortgage loans sold was due to lower mortgage loan origination activity in 2004.  Loan service fees declined by $777 thousand due to a $517 thousand decline in miscellaneous loan fees attributable to lower mortgage banking fees and a $351 thousand decline in loan prepayment fees.

Other expense increased by $1.2 million, or 2.1% to $60.0 million for the six months ended June 30, 2004 from $58.8 million for the six months ended June 30, 2003.  Salaries and employee benefits increased by $2.3 million due to our continued growth and investment in personnel and the acquisition of First SecurityFed.  Brokerage fee expense increased by $818 thousand primarily due to higher investment sales activity at Vision during 2004.  Other operating expenses and advertising and marketing expense increased by $580 thousand and $448 thousand, respectively, due to our continued internal growth and the acquisition of First SecurityFed.  Professional and legal expense decreased by $2.2 million.  The decrease was due to non-routine expenses incurred in the first six months of 2003, primarily the write-off of $1.0 million in costs associated with planning construction of a new corporate headquarters prior to management’s decision to pursue the more cost-effective option of purchasing an existing structure, approximately $400 thousand in legal expense as the plaintiff in litigation defending our corporate trademark, and the settlement of litigation costing approximately $300 thousand in conjunction with the sale of Abrams.  Prepayment fee on Federal Home Loan Bank advances decreased by $1.1 million due to a fee incurred in the 2003 period on the payoff of $8.1 million in long-term advances.

Income tax expense for the six months ended June 30, 2004 increased $1.2 million to $13.1 million compared to $11.9 million for the first six months of 2003.  The effective tax rate was 30.4% and 31.7% for the six months ended June 30, 2004 and 2003, respectively.  The decline in the effective tax rate was primarily due to a $1.6 million increase in nontaxable investment securities income during the first six months of 2004 compared to the same period in 2003.

NET INTEREST MARGIN

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended June 30,
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets:
Loans (1) (2)	$2,975,268	$41,676	5.63%	$2,769,325	$41,876	6.07%
Loans exempt from federal income taxes (3)	3,190	55	6.82	3,773	62	6.50
Taxable investment securities	994,739	10,058	4.04	862,053	8,895	4.13
Investment securities exempt from federal income taxes (3)	210,370	2,995	5.63	130,743	1,708	5.17
Federal funds sold	12,797	28	0.87	34,709	98	1.12
Other interest bearing deposits	8,228	17	0.83	7,903	20	1.02
Total interest earning assets	4,204,592	54,829	5.24	3,808,506	52,659	5.55
Non-interest earning assets	428,479			371,502
Total assets	$4,633,071			$4,180,008

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$716,319	$1,269	0.71%	$690,173	$1,853	1.08%
Savings deposits	491,879	696	0.57	475,967	914	0.77
Time deposits	1,743,961	10,500	2.42	1,684,550	11,577	2.76
Short-term borrowings	451,559	1,333	1.19	233,863	895	1.51
Long-term borrowings and junior subordinated notes	159,498	2,157	5.35	130,360	2,066	6.27
Total interest bearing liabilities	3,563,216	15,955	1.80	3,214,913	17,305	2.16
Non-interest bearing deposits	605,055			547,291
Other non-interest bearing liabilities	58,880			60,780
Stockholders’ equity	405,920			357,024
Total liabilities and stockholders’ equity	$4,633,071			$4,180,008
Net interest income/interest rate spread (4)		$38,874	3.44%		$35,354	3.39%
Taxable equivalent adjustment		1,068			620
Net interest income, as reported		$37,806			$34,734

Net interest margin on a fully tax equivalent basis (5)			3.72%			3.72%
Net interest margin (5)			3.62%			3.66%

(1)                  Non-accrual loans are included in average loans.

(2)                  Interest income includes amortization of deferred loan origination fees of $1.6 million and $790 thousand for the three months ended June 30, 2004 and 2003, respectively.

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

Net interest income on a tax equivalent basis increased $3.5 million, or 10.0% to $38.9 million for the three months ended June 30, 2004 from $35.4 million for the three months ended June 30, 2003.  Tax-equivalent interest income increased by $2.2 million due to a $396.1 million, or 10.4% increase in average interest earning assets.  The increase was comprised of a $212.3 million, or 21.4% increase in average investment securities, a $205.4 million, or 7.4% increase in average loans, offset by a $21.9 million decline in federal funds sold.  The increase in average interest earning assets was partially offset by a 31 basis point decline in their yield to 5.24%.  Interest expense declined by $1.4 million due to a 36 basis point decline in the cost of interest bearing liabilities, which was partially offset by a $348.3 million increase in average interest bearing liabilities.  The increase in average interest earning assets and average interest bearing liabilities is primarily due to our continued internal growth, as well as the acquisition of First SecurityFed in the second quarter of 2004.  The net interest margin expressed on a fully tax equivalent basis for the second quarter of 2004 did not change from the first quarter of 2004.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets:
Loans (1) (2)	$2,909,443	$80,836	5.59%	$2,720,064	$83,369	6.18%
Loans exempt from federal income taxes (3)	3,209	107	6.60	3,788	128	6.72
Taxable investment securities	971,708	20,262	4.17	865,783	18,040	4.17
Investment securities exempt from federal income taxes (3)	195,915	5,586	5.64	112,182	3,158	5.60
Federal funds sold	9,677	44	0.90	33,458	186	1.11
Other interest bearing deposits	8,173	35	0.86	7,587	36	0.96
Total interest earning assets	4,098,125	106,870	5.24	3,742,862	104,917	5.65
Non-interest earning assets	412,325			359,019
Total assets	$4,510,450			$4,101,881

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$708,938	$2,511	0.71%	$661,798	$3,443	1.05%
Savings deposits	474,902	1,301	0.55	455,141	1,789	0.79
Time deposits	1,717,247	20,595	2.41	1,677,690	23,968	2.88
Short-term borrowings	434,058	2,607	1.21	229,421	1,813	1.57
Long-term borrowings and junior subordinated notes	138,517	4,017	5.74	130,375	4,205	6.41
Total interest bearing liabilities	3,473,662	31,031	1.80	3,154,425	35,218	2.25
Non-interest bearing deposits	589,562			539,275
Other non-interest bearing liabilities	51,952			55,509
Stockholders’ equity	395,274			352,672
Total liabilities and stockholders’ equity	$4,510,450			$4,101,881
Net interest income/interest rate spread (4)		$75,839	3.44%		$69,699	3.40%
Taxable equivalent adjustment		1,992			1,150
Net interest income, as reported		$73,847			$68,549

Net interest margin on a fully tax equivalent basis (5)			3.72%			3.76%
Net interest margin (5)			3.62%			3.69%

(1)                  Non-accrual loans are included in average loans.

(2)                  Interest income includes amortization of deferred loan origination fees of $2.7 million and $2.0 million for the six months ended June 30, 2004 and 2003, respectively.

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

Net interest income on a tax equivalent basis increased $6.1 million, or 8.8% to $75.8 million for the six months ended June 30, 2004 from $69.7 million for the six months ended June 30, 2003.  Tax-equivalent interest income increased by $2.0 million due to a $355.3 million, or 9.5% increase in average interest earning assets.  The increase was comprised of a $189.7 million, or 19.4% increase in average investment securities, a $188.8 million, or 6.9% increase in average loans, offset by a $23.8 million decline in federal funds sold.  The increase in average interest earning assets was partially offset by a 41 basis point decline in their yield to 5.24%.  Interest expense declined by $4.2 million due to a 45 basis point decline in the cost of interest bearing liabilities, which was partially offset by a $319.2 million increase in average interest bearing liabilities.  The increase in average interest earning assets and average interest bearing liabilities is primarily due to our continued internal growth, as well as the acquisition of First SecurityFed in the second quarter of 2004.  The net interest margin expressed on a fully tax equivalent basis decreased 4 basis points to 3.72% in the first six months of 2004 from 3.76% in the first six months of 2003, as there was a higher percentage of interest bearing liabilities to interest earning assets in the 2004 period.

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

	Three Months Ended June 30, 2004 Compared to June 30, 2003			Six Months Ended June 30, 2004 Compared to June 30, 2003
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change

Interest Earning Assets:
Loans	$2,936	$(3,136)	$(200)	$5,686	$(8,219)	$(2,533)
Loans exempt from federal income taxes (1)	(10)	3	(7)	(19)	(2)	(21)
Taxable investment securities	1,322	(159)	1,163	2,258	(36)	2,222
Investment securities exempt from federal
Income taxes (1)	1,117	170	1,287	2,396	32	2,428
Federal funds sold	(52)	(18)	(70)	(113)	(29)	(142)
Other interest bearing deposits	1	(4)	(3)	3	(4)	(1)
Total increase in interest income	5,314	(3,144)	2,170	10,211	(8,258)	1,953

Interest Bearing Liabilities:
NOW and money market deposit accounts	67	(651)	(584)	233	(1,165)	(932)
Savings deposits	29	(247)	(218)	76	(564)	(488)
Time deposits	389	(1,466)	(1,077)	563	(3,936)	(3,373)
Short-term borrowings	677	(239)	438	1,317	(523)	794
Long-term borrowings and junior subordinated notes	416	(325)	91	257	(445)	(188)
Total increase in interest expense	1,578	(2,928)	(1,350)	2,446	(6,633)	(4,187)
Increase (decrease) in net interest income	$3,736	$(216)	$3,520	$7,765	$(1,625)	$6,140

(1)          Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets increased $640.6 million or 14.7% to $5.0 billion at June 30, 2004 from $4.4 billion at December 31, 2003.  Net loans increased by $362.8 million, or 13.0% to $3.1 billion at June 30, 2004 (See “Loan Portfolio” section below).  Investment securities available for sale increased by $174.2 million, or 15.7% to $1.3 billion at June 30, 2004.  The above increases were primarily due to continued internal growth and our acquisition of First SecurityFed, which had total assets, net loans and investment securities available for sale of $566.9 million, $295.8 million and $162.1 million, respectively, at the May 28, 2004 acquisition date.

Total liabilities increased by $566.2 million, or 14.2% to $4.5 billion at June 30, 2004 from $4.0 billion at December 31, 2003.  Total deposits grew by $326.8 million, or 9.5% to $3.8 billion at June 30, 2004, primarily due to our acquisition of First SecurityFed, which had total deposits of $319.9 million at the date of acquisition.   Short-term borrowings increased by $139.4 million, or 35.6% due to a $71.3 million increase in short-term Federal Home Loan Bank advances ($16.4 million assumed from First SecurityFed), and increases in securities sold under agreement to repurchase, correspondent bank line of credit and federal funds purchased of $26.6 million, $26.0 million and $15.5 million, respectively.  Long-term borrowings increased by $104.1 million primarily due to a $102.2 million increase in long-term Federal Home Loan Bank advances, of which $77.5 million were assumed in the First SecurityFed acquisition.

Total stockholders’ equity increased $74.4 million, or 19.8% to $449.9 million at June 30, 2004 compared to $375.5 million at December 31, 2003.  Additional paid-in capital increased by $66.2 million due to shares issued in conjunction with the First SecurityFed acquisition.  Retained earnings increased by $23.6 million due to net income of $30.1 million partially offset by $6.5 million, or $0.24 per share, in cash dividends.  The above increases were offset by a $11.9 million decline in other comprehensive income and a $3.3 million increase in treasury stock.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	June 30, 2004		December 31, 2003		June 30, 2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial	$675,442	21%	$647,365	23%	$616,558	23%
Commercial loans collateralized by assignment of lease payments	243,706	8%	234,724	8%	258,330	9%
Commercial real estate	1,218,256	38%	1,090,498	39%	1,017,469	37%
Residential real estate	502,971	16%	361,110	13%	372,175	14%
Construction real estate	332,598	10%	268,523	9%	239,807	9%
Installment and other	220,266	7%	223,574	8%	224,601	8%
Gross loans (1)	3,193,239	100%	2,825,794	100%	2,728,940	100%
Allowance for loan losses	(44,236)		(39,572)		(37,599)
Net loans	$3,149,003		$2,786,222		$2,691,341

(1)          Gross loan balances at June 30, 2004, December 31, 2003, and June 30, 2003 are net of unearned income, including net deferred loan fees of $6.0 million, $4.2 million, and $4.3 million, respectively.

Net loans increased by $362.8 million, or 13.0%, from $2.8 billion at December 31, 2003 to $3.1 billion at June 30, 2004.  Residential real estate, commercial real estate, construction real estate, commercial and commercial loans collateralized by assignment of lease payments grew by $141.9 million, $127.8 million, $64.1 million, $28.1 million and $9.0 million, respectively, while, installment and other loans decreased by $3.3 million.  The increases were primarily due to our acquisition of First SecurityFed, which had net loans of $295.8 million at the acquisition date and growth in both existing customer and new customer loan demand resulting primarily from the Company’s continued focus on marketing and new business development.

Net loans increased by $457.7 million, or 17.0% to $3.1 billion at June 30, 2004 from $2.7 billion at June 30, 2003.  The increase was primarily due to our acquisition of First SecurityFed, which had net loans of $295.8 million at the acquisition date and growth in both existing customer and new customer loan demand resulting primarily from the Company’s continued focus on marketing and new business development.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollar amounts in thousands):

	June 30, 2004	December 31, 2003	June 30, 2003
Non-performing loans:
Non-accrual loans (1)	$25,688	$20,795	$20,860
Loans 90 days or more past due, still accruing interest	3,189	317	713
Total non-performing loans	28,877	21,112	21,573

Other real estate owned	—	472	609
Other repossessed assets	—	—	21
Total non-performing assets	$28,877	$21,584	$22,203

Total non-performing loans to total loans	0.90%	0.75%	0.79%
Allowance for loan losses to non-performing loans	153.19%	187.44%	174.29%
Total non-performing assets to total assets	0.58%	0.50%	0.52%

(1)          Includes restructured loans totaling $589 thousand and $667 thousand at June 30, 2004 and December 31, 2003, respectively.  There were no restructured loans at June 30, 2003.

Total non-performing assets were $28.9 million, $21.6 million, and $22.2 million as of June 30, 2004, December 31, 2003, and June 30, 2003, respectively.  The increases from December 31, 2003 to June 30, 2004 and from June 30, 2003 to June 30, 2004 were primarily due to $3.0 million of non-accrual loans and $3.0 million of loans 90 days or more past due, still accruing interest at First Security Federal Savings Bank.

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

We maintain our allowance for loan losses at a level that management believes is adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans, underlying collateral and prior loss experience.  We use a risk rating system to evaluate the adequacy of the allowance for loan losses.  With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine, by the originating loan officer, Senior Credit Management, loan review or any loan committee, with one being the best case and nine being a loss or the worst case.  Estimated loan default factors, on one through five risk rated loans, are multiplied against loan balances in each risk-rating category and then multiplied by one minus a historical recovery rate by loan type to determine an appropriate level for the allowance for loan losses.  Loans with risk ratings between six and eight are monitored more closely by the officers and Senior Credit Management, and may result in specific reserves.  Control of our loan quality is continually monitored by management and is reviewed by our bank subsidiaries boards of directors at its regularly scheduled meetings.  We consistently apply our methodology for determining the adequacy of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.

A reconciliation of the activity in the Company’s allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Balance at beginning of period	$40,298	$38,973	$39,572	$33,890
Additions from acquisition	4,052	—	4,052	3,563
Allowance related to bank subsidiary sold	—	(528)	—	(528)
Provision for loan losses	1,800	2,078	3,800	4,814
Charge-offs	(2,366)	(3,279)	(4,076)	(5,901)
Recoveries	452	355	888	1,761
Balance at June 30,	$44,236	$37,599	$44,236	$37,599

Total loans at June 30,	$3,193,239	$2,728,940	$3,193,239	$2,728,940

Ratio of allowance for loan losses to total loans	1.39%	1.38%	1.39%	1.38%

The Company maintains its allowance for loan losses at a level that management believes is adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans, prior loss experience and the value of underlying collateral.

Net charge-offs decreased by $1.0 million in the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.  Charge-offs declined by $913 thousand as the 2003 second quarter included charge-offs of two commercial real estate loans totaling $1.6 million.  The provision for loan losses declined by $278 thousand to $1.8 million in the quarter ended June 30, 2004 from $2.1 million in the quarter ended June 30, 2003 based on the results of our quarterly analysis of the loan portfolio as of June 30, 2004, and a decline in charge-offs.

Net charge-offs decreased by $952 thousand in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.  Charge-offs declined by $1.8 million as the 2003 period included charge-offs of three commercial real estate loans and one construction real estate loan totaling $2.0 million and $640 thousand, respectively.  The provision for loan losses declined by $1.0 million to $3.8 million in the six months ended June 30, 2004 from $4.8 million in the six months ended June 30, 2003 based on the results of our quarterly analysis of the loan portfolio as of June 30, 2004, and lower charge-offs.

The following table sets forth the allocation of the allowance for loan losses and the percentage of loans in each category to total loans.  An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	June 30, 2004		December 31, 2003		June 30, 2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial	$10,711	21%	$10,327	23%	$10,096	23%
Commercial loans collateralized by assignment of lease payments	2,845	8%	4,301	8%	1,692	9%
Commercial real estate	9,595	38%	7,327	39%	10,625	37%
Residential real estate	2,819	16%	1,625	13%	779	14%
Construction real estate	4,988	10%	2,655	9%	2,296	9%
Installment and other	4,102	7%	4,896	8%	4,905	8%
Unallocated	9,176	—	8,441	—	7,206	—
Total allowance for loan losses	$44,236	100%	$39,572	100%	$37,599	100%

Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including specific reserves on problem loans, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in our market areas.  In addition, federal regulatory authorities, as part of the examination process, periodically review our allowance for loan losses.  The regulators may require us to record additions to the allowance level based upon their assessment of the information available to them at the time of examination.  Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

We utilize an internal asset classification system as a means of reporting problem and potential problem assets.  At each scheduled meeting of the boards of directors of our subsidiary banks, a watch list is presented, showing significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.”  Under our risk rating system noted above, Special Mention, Substandard, and Doubtful loan classifications correspond to risk ratings six, seven, and eight, respectively.  An asset is classified Substandard, or risk rated seven if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful, or risk rated eight have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss, or risk rated nine are those considered uncollectible and viewed as valueless assets and have been charged-off.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management's close attention are deemed to be Special Mention, or risk rated six.

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the subsidiary banks’ primary regulator, which can order the establishment of additional general or specific loss allowances.  There can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses.  The Office of the Comptroller of the Currency, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for probable loan losses.  We analyze our process regularly, with modifications made if needed, and report those results four times per year at meetings of our board of directors.  However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially increase our allowance for loan losses at the time of their examination.

Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

Potential problem loans are loans rated substandard or doubtful included on the watch list presented to our bank subsidiaries boards of directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Our decision to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that we recognize potential problems loans carry a higher probability of default.  The aggregate principal amounts of potential problem loans as of June 30, 2004, December 31, 2003 and June 30, 2003 were approximately $44.2 million, $24.8 million and $30.5 million, respectively.  Potential problem loans increased $19.4 million from December 31, 2003 primarily due to one $8.9 million commercial real estate loan relationship classified as substandard.  Potential problem loans increased $13.7 million from June 30, 2003 primarily due to the aforementioned substandard loan relationship.

Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment.  The credit quality of the lessee generally is in one of the top four rating categories of Moody’s or Standard & Poors, or the equivalent as determined by us.

Lease investments by categories follow (in thousands):

	June 30, 2004	December 31, 2003	June 30, 2003

Direct finance leases:
Minimum lease payments	$30,477	$29,281	$22,510
Estimated unguaranteed residual values	3,122	2,852	2,425
Less: unearned income	(3,129)	(3,248)	(3,059)
Direct finance leases (1)	$30,470	$28,885	$21,876

Leveraged leases:
Minimum lease payments	$35,870	$28,835	$29,816
Estimated unguaranteed residual values	2,931	2,720	3,186
Less: unearned income	(2,760)	(2,222)	(2,527)
Less: related non-recourse debt	(33,756)	(27,073)	(27,302)
Leveraged leases (1)	$2,285	$2,260	$3,173

Operating leases:
Equipment, at cost	$121,101	$128,416	$102,402
Less accumulated depreciation	(55,970)	(54,976)	(38,696)
Lease investments, net	$65,131	$73,440	$63,706

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  Most of our lease equipment purchases are funded internally, but some of these purchases are financed through loans from other banks, which totaled $17.6 million at June 30, 2004, $19.1 million at December 31, 2003 and $18.8 million at June 30, 2003.

The lease residual value represents the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed monthly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  There were 1,349 leases at June 30, 2004 compared to 1,416 at December 31, 2003 and 1,463 at June 30, 2003.  The average residual value per lease was approximately $19 thousand at June 30, 2004, $19 thousand at December 31, 2003 and $17 thousand at June 30, 2003.

At June 30, 2004, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term December 31,	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
2004	$408	$459	$4,478	$5,345
2005	349	605	4,572	5,526
2006	855	731	6,188	7,774
2007	1,015	774	3,270	5,059
2008	456	212	1,378	2,046
2009	39	150	519	708
	$3,122	$2,931	$20,405	$26,458

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At June 30, 2004		At December 31, 2003		At June 30, 2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury securities	$22,378	$23,088	$22,157	$23,435	$22,408	$24,314
U.S. Government agencies	320,702	323,842	233,472	243,402	264,017	280,129
States and political subdivisions	235,076	231,700	177,731	180,092	153,717	159,051
Mortgage-backed securities	601,127	591,199	574,456	570,140	561,688	563,808
Corporate bonds	37,875	39,194	44,074	45,074	50,165	50,945
Equity securities	74,842	74,967	47,004	47,632	46,136	46,399
Debt securities issued by foreign governments	550	550	560	560	660	660
Investments in equity lines of credit trusts	1,764	1,764	1,775	1,775	1,787	1,787
Total	$1,294,314	$1,286,304	$1,101,229	$1,112,110	$1,100,578	$1,127,093

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.  Net cash provided by operating activities was $31.8 million for the six months ended June 30, 2004 and $39.8 million for the six months ended June 30, 2003.  Net cash used in investing activities increased $22.4 million to $151.1 million in the six months ended June 30, 2004 from $128.7 million in the comparable period in 2003.  The $22.4 million increase in cash used was primarily due to a $51.8 million increase in net loans, offset by a $22.2 million decline in proceeds from sale of subsidiary bank, net of cash retained by bank.  Net cash provided by financing activities increased by $49.4 million to $142.3 million for the six months ended June 30, 2004 from $92.9 million for the six months ended June 30, 2003, due primarily to a $34.7 million increase in net proceeds from long-term borrowings and an increase of $20.0 million in deposits.

We expect to have available cash to meet our liquidity needs.  Liquidity management is monitored by an Asset/Liability Management Committee, consisting of members of management, and the board of directors of each of our subsidiary banks, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.  In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at June 30, 2004, there were no firm lending commitments in place, management believes that our banks could borrow approximately $160.6 million for a short time from these banks on a collective basis.  Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and Union Bank, N.A. is a member of the Federal Home Loan Bank of Topeka, Kansas and both banks have the ability to borrow from their respective Federal Home Loan Banks.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.

The following table summarizes our significant contractual obligations and other potential funding needs at June 30, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Time deposits	$1,828,480	$1,277,126	$415,090	$134,172	$2,092
Long-term debt	125,603	10,913	72,657	28,542	13,491
Junior subordinated notes issued to capital trusts	87,443	—	—	—	87,443
Operating leases	99,210	2,431	4,432	3,446	88,901
Total	$2,140,736	$1,290,470	$492,179	$166,160	$191,927
Commitments to extend credit	$954,434

At June 30, 2004 and December 31, 2003, our total risk-based capital ratio was 12.61% and 12.86%, Tier 1 capital to risk-weighted assets ratio was 11.36% and 11.64%, and Tier 1 capital to average asset ratio was 8.98% and 8.97%, respectively.  As of June 30, 2004, we and each of our subsidiary banks were “well capitalized” under the capital adequacy requirements to which each of us are subject.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from our merger and acquisition activities, including the recently completed merger with First SecurityFed, might not be realized within the expected time frames, and costs or difficulties related to integration matters might be greater than expected; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs; (3) changes in management’s estimate of the adequacy of the allowance for loan losses; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and our net interest margin; (6) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (7) our ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (8) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (9) our ability to access cost-effective funding; (10) changes in financial markets; (11) changes in economic conditions in general and in the Chicago metropolitan area in particular; (12) the costs, effects and outcomes of litigation; (13) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (14) changes in accounting principles, policies or guidelines; and (15) future acquisitions of other depository institutions or lines of business.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2004 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2004 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 30%, 85% and 24%, respectively, in the first three months, 10%, 2%, and 12%, respectively, in the next nine months, and 60%, 13% and 64%, respectively, after one year (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90 Days	91 - 365 Days	1 - 5 Years	Over 5 Years	Total

Interest Earning Assets:
Interest bearing deposits with banks	$11,965	$—	$—	$—	$11,965
Federal funds sold	800	—	—	—	800
Investment securities available for sale	123,907	130,534	712,260	319,603	1,286,304
Loans held for sale	816	—	—	—	816
Loans	1,903,263	409,918	822,856	57,202	3,193,239
Total interest earning assets	$2,040,751	$540,452	$1,535,116	$376,805	$4,493,124

Interest Bearing Liabilities:
NOW and money market deposit accounts	$402,010	$45,873	$278,584	$—	$726,467
Savings deposits	133,809	66,905	356,824	—	557,538
Time deposits	555,172	782,541	488,563	2,204	1,828,480
Short-term borrowings	476,962	54,006	—	—	530,968
Long-term borrowings	2,728	8,185	101,199	13,491	125,603
Junior subordinated notes issued to capital trusts	25,774	—	—	61,669	87,443
Total interest bearing liabilities	$1,596,455	$957,510	$1,225,170	$77,364	$3,856,499

Rate sensitive assets (RSA)	$2,040,751	$2,581,203	$4,116,319	$4,493,124	$4,493,124
Rate sensitive liabilities (RSL)	1,596,455	2,553,965	3,779,135	3,856,499	3,856,499
Cumulative GAP (GAP=RSA-RSL)	444,296	27,238	337,184	636,625	636,625
RSA/Total assets	40.85%	51.67%	82.40%	89.94%	89.94%
RSL/Total assets	31.96%	51.12%	75.65%	77.20%	77.20%
GAP/Total assets	8.89%	0.55%	6.75%	12.74%	12.74%
GAP/RSA	21.77%	1.06%	8.19%	14.17%	14.17%

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

Based on simulation modeling at June 30, 2004 and December 31, 2003, our net interest income would change over a one-year time period due to changes in interest rates as follows (dollars in thousands):

	Change in Net Interest Income Over One Year Horizon
Changes in	At June 30, 2004		At December 31, 2003
Levels of Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change

+ 2.00%	$8,150	4.84%	$13,481	8.78%
+ 1.00	4,670	2.78	8,161	5.31
(1.00)	(6,415)	(3.81)	(11,853)	(7.72)

Our simulations assume the following:

1.              Changes in interest rates are immediate.

2.              Changes in net interest income between June 30, 2004 and December 31, 2003 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

The table above does not show an analysis of decreases of more than 100 basis points due to the low level of current market interest rates.

Item 4.  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2004 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures are effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)         Changes in Internal Control Over Financial Reporting: During the quarter ended June 30, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuers Purchases of Equity Securities

(e)          The following table sets forth information for the six months ended June 30, 2004 with respect to our repurchases of our outstanding common shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Jan 1, 2004 - Jan 31, 2004	—	$—	—	392,700
Feb 1, 2004 - Feb 29, 2004	—	—	—	392,700
Mar 1, 2004 - Mar 31, 2004	—	—	—	392,700
Apr 1, 2004 - Apr 30, 2004	—	—	—	392,700
May 1, 2004 - May 31, 2004	—	—	—	392,700
Jun 1, 2004 - Jun 30, 2004	150,000	34.62	150,000	242,700
Total	150,000	$34.62	150,000

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

Item 6.  Exhibits and Reports on Form 8-K

(a)          See Exhibit Index.

(b)         Reports on Form 8-K: We furnished Current Reports on Form 8-K on April 21, 2004 reporting under Item 12 the press release for our 2004 first quarter earnings, on June 1, 2004 reporting under Item 9 material prepared for presentation at an industry conference, and on June 7, 2004 reporting under Item 9 the completion of our merger with First SecurityFed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of August 2004.

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

10.10

Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to Old MB Financial’s (then known as Avondale Financial Corp.) Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24566))

10.11

Non-Competition Agreement between the Registrant and E.M. Bakwin (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.12

Non-Competition Agreement between the Registrant and Kenneth A. Skopec (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.13

Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (File No. 0-24566-01))

31.1	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Executive Officer)*

31.2	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Financial Officer)*

32	Section 1350 Certifications*

* Filed Herewith.