Form 10-Q
period 2004-09-30
MB FINANCIAL INC     /MD
filed 2004-11-08
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission file number 0-24566-01

MB FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland
(State or other jurisdiction of
incorporation or organization)

36-4460265
(I.R.S. Employer Identification No.)

801 West Madison Street, Chicago, Illinois 60607
(Address of principal executive offices)

Registrant’s telephone number, including area code: (312) 633-0333

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

YES: ☒ NO: ☐

There were outstanding 28,620,667 shares of the registrant’s common stock as of November 8, 2004.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2004

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003
(Amounts in thousands, except common share data)
(Unaudited)

	September 30,	December 31,
	2004	2003

ASSETS
Cash and due from banks	$ 94,607	$ 91,283
Interest bearing deposits with banks	8,306	6,647
Investment securities available for sale	1,380,803	1,112,110
Loans held for sale	593	3,830
Loans (net of allowance for loan losses of $44,392 at September 30, 2004 and $39,572 at December 31, 2003)	3,143,927	2,786,222
Lease investments, net	60,105	73,440
Premises and equipment, net	105,656	80,410
Cash surrender value of life insurance	85,298	82,547
Goodwill, net	123,644	70,293
Other intangibles, net	13,815	7,560
Other assets	52,657	40,751

Total assets	$ 5,069,411	$ 4,355,093

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing	$ 635,506	$ 598,961
Interest bearing	3,206,922	2,833,074
Total deposits	3,842,428	3,432,035
Short-term borrowings	493,136	391,600
Long-term borrowings	121,917	21,464
Junior subordinated notes issued to capital trusts	87,443	87,443
Accrued expenses and other liabilities	53,164	47,058
Total liabilities	4,598,088	3,979,600

Stockholders' Equity

Common stock, ($0.01 par value; authorized 40,000,000 shares; issued 28,846,986 shares at September 30, 2004 and 26,807,430 at December 31, 2003)	288	268
Additional paid-in capital	137,413	71,837
Retained earnings	333,523	296,906
Unearned compensation	(1,168)	(198)
Accumulated other comprehensive income	7,976	8,531
Less: 188,843 and 57,300 shares of treasury stock, at cost, at September 30, 2004 and December 31, 2003, respectively	(6,709)	(1,851)
Total stockholders' equity	471,323	375,493

Total liabilities and stockholders' equity	$ 5,069,411	$ 4,355,093

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except common share data)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans	$ 47,546	$ 40,767	$ 128,452	$ 124,219
Investment securities:
Taxable	10,783	9,418	31,045	27,458
Nontaxable	2,242	1,526	5,873	3,579
Federal funds sold	4	1	48	187
Other interest bearing accounts	26	8	61	44
Total interest income	60,601	51,720	165,479	155,487

Interest expense:
Deposits	13,891	12,185	38,298	41,385
Short-term borrowings	1,752	1,134	4,359	2,947
Long-term borrowings and junior subordinated notes	2,547	1,972	6,564	6,177
Total interest expense	18,190	15,291	49,221	50,509
Net interest income	42,411	36,429	116,258	104,978

Provision for loan losses	1,750	5,405	5,550	10,219

Net interest income after provision for loan losses	40,661	31,024	110,708	94,759

Other income:
Loan service fees	1,064	1,615	3,248	4,576
Deposit service fees	4,873	4,745	13,801	12,942
Lease financing, net	3,624	4,683	11,902	11,136
Trust, asset management and brokerage fees	3,837	3,498	11,830	9,980
Net gain on sale of securities available for sale	-	827	1,082	529
Increase in cash surrender value of life insurance	910	872	2,751	2,690
Gain on sale of bank subsidiary	-	-	-	3,083
Other operating income	1,163	919	4,031	4,631
	15,471	17,159	48,645	49,567
Other expense:
Salaries and employee benefits	17,941	15,927	51,011	46,706
Occupancy and equipment expense	5,392	4,190	14,553	13,325
Computer services expense	1,268	942	3,590	3,074
Advertising and marketing expense	1,220	1,053	3,633	3,018
Professional and legal expense	474	585	1,905	4,167
Brokerage fee expense	1,151	1,130	3,578	2,739
Telecommunication expense	674	696	2,008	1,846
Other intangibles amortization expense	231	296	787	867
Prepayment fee on Federal Home Loan Bank advances	-	-	-	1,146
Other operating expenses	3,858	3,718	11,164	10,444
	32,209	28,537	92,229	87,332

Income before income taxes	23,923	19,646	67,124	56,994

Income taxes	7,198	6,028	20,341	17,882
Net Income	$ 16,725	$ 13,618	$ 46,783	$ 39,112

Common share data:
Basic earnings per common share	$ 0.58	$ 0.51	$ 1.69	$ 1.47
Diluted earnings per common share	$ 0.57	$ 0.50	$ 1.65	$ 1.44
Weighted average common shares outstanding	28,640,405	26,680,599	27,636,550	26,618,772
Diluted weighted average common shares outstanding	29,375,486	27,351,141	28,358,205	27,204,981

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash Flows From Operating Activities:
Net income	$ 46,783	$ 39,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,580	23,919
Gain on sales of premises and equipment and leased equipment	(772)	(1,841)
Amortization of other intangibles	787	867
Provision for loan losses	5,550	10,219
Deferred income tax expense (benefit)	2,811	(1,272)
Amortization of premiums and discounts on investment securities, net	11,213	10,862
Net gain on sale of investment securities available for sale	(1,082)	(529)
Proceeds from sale of loans held for sale	18,052	81,956
Origination of loans held for sale	(14,629)	(104,405)
Net gains on sale of loans held for sale	(186)	(776)
Increase in cash surrender value of life insurance	(2,751)	(2,690)
Interest only securities accretion	(174)	(206)
Deferred gain amortization on interest only securities pool termination	(443)	(394)
Gain on sale of bank subsidiary	-	(3,083)
Increase in other assets	(8,162)	(8,809)
Decrease in other liabilities, net	(14,750)	(1,442)
Net cash provided by operating activities	66,827	41,488

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	105,489	79,284
Proceeds from maturities and calls of investment securities available for sale	158,365	341,731
Purchase of investment securities available for sale	(293,690)	(464,340)
Net increase in loans	(155,314)	(30,721)
Purchases of premises and equipment and leased equipment	(29,221)	(45,809)
Proceeds from sales of premises and equipment and leased equipment	3,999	6,451
Principal (paid) collected on lease investments	(276)	3,087
Cash paid, net of cash and cash equivalents in acquisitions	(30,267)	(23,404)
Cash and cash equivalents sold in sale of bank subsidiary, net of cash proceeds	-	(22,158)
Proceeds received from interest only receivables	543	730
Net cash used in investing activities	(240,372)	(155,149)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	90,486	(69,816)
Net increase in short-term borrowings	85,128	202,343
Proceeds from long-term borrowings	48,688	9,264
Principal paid on long-term borrowings	(29,191)	(16,277)
Restricted stock awards, net	253	-
Treasury stock transactions, net	(7,890)	(60)
Stock options exercised	1,220	1,254
Dividends paid on common stock	(10,166)	(8,517)
Net cash provided by financing activities	178,528	118,191

Net increase in cash and cash equivalents	$ 4,983	$ 4,530

Cash and cash equivalents:
Beginning of period	97,930	108,576

End of period	$ 102,913	$ 113,106

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$ 49,652	$ 52,083
Income taxes paid, net	10,388	11,079

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$ 86	$ 1,058
Loans securitized transferred to investment securities available for sale	88,217	-

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$ 162,077	$ 178,832
Loans, net	295,799	262,439
Premises and equipment, net	10,305	6,482
Goodwill, net	53,351	28,597
Other intangibles, net	7,042	5,923
Other assets	4,555	7,806
Total noncash assets acquired:	533,129	490,079

Liabilities assumed:
Deposits	319,907	453,140
Short-term borrowings	16,408	-
Long-term borrowings	80,956	-
Accrued expenses and other liabilities	18,553	13,535
Total liabilities assumed:	435,824	466,675
Net noncash assets acquired:	$ 97,305	$ 23,404

Cash and cash equivalents acquired	$ 42,856	$ 69,696

Stock issuance in lieu of cash paid in acquisition	$ 67,038	$ -

Sale of bank subsidiary

Noncash assets sold:
Investment securities available for sale	$ -	$ 26,512
Loans, net	-	27,249
Premises and equipment, net	-	439
Goodwill, net	-	4,155
Other assets	-	1,034
Total non cash assets sold	-	59,389
Liabilities sold:
Deposits	-	66,720
Short-term borrowings	-	17,338
Accrued expenses and other liabilities	-	572
Total liabilities sold	-	84,630
Net non cash liabilities sold	$ -	$ 25,241

Cash and cash equivalents sold	$ -	$ 38,458
Cash proceeds from sale of bank subsidiary	-	16,300
Cash and cash equivalents sold in sale of bank subsidiary, net	$ -	$ 22,158

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the Company) and its subsidiaries, including its two wholly owned national bank subsidiaries, MB Financial Bank, N.A. (MB Financial Bank) and Union Bank, N.A. (Union Bank). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company split its common shares three-for-two by paying a 50% stock dividend in December 2003. All common shares and per common share data presented in the unaudited consolidated financial statements and the accompanying notes below, have been adjusted to reflect the dividend.

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

On May 28, 2004, the Company acquired First SecurityFed Financial, Inc. (First SecurityFed), parent company of First Security Federal Savings Bank, for $140.2 million. The purchase price was paid through a combination of cash and the Company’s common stock totaling $73.1 million and $67.1 million, respectively. The Company paid an additional $5.0 million in cash to First SecurityFed option holders who elected to cash out their options. The transaction generated approximately $53.4 million in goodwill and $7.0 million in intangible assets subject to amortization. As of the acquisition date, First SecurityFed had approximately $576.0 million in total assets. First Security Federal Savings Bank was merged into MB Financial Bank on July 22, 2004.

Pro forma results of operation for First SecurityFed for the nine months ended September 30, 2004 and the three and nine months ended September 30, 2003 are not included as First SecurityFed would not have had a material impact on the Company’s financial statements.

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

Pro forma results of operation for South Holland Bancorp, Inc. for the nine months ended September 30, 2003 are not included as South Holland Bancorp, Inc. would not have had a material impact on the Company’s financial statements.

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

NOTE 3.    COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain (loss) on investment securities available for sale and interest only receivables arising during the periods, net of tax. The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$ 16,725	$ 13,618	$ 46,783	$ 39,112
Unrealized holding gains (losses) on investment securities, net of tax	11,344	(7,303)	(238)	(7,467)
Unrealized interest only securities gains (losses) arising during the year, net of tax	46	51	386	(223)
Reclassification adjustments for gains included in net income, net of tax	-	(537)	(703)	(344)
Other comprehensive income (loss), net of tax	11,390	(7,789)	(555)	(8,034)
Comprehensive income	$ 28,115	$ 5,829	$ 46,228	$ 31,078

NOTE 4.    EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic (1):	2004	2003	2004	2003
Net income	$ 16,725	$ 13,618	$ 46,783	$ 39,112
Average shares outstanding	28,640,405	26,680,599	27,636,550	26,618,772
Basic earnings per share	$ 0.58	$ 0.51	$ 1.69	$ 1.47
Diluted (1):
Net income	$ 16,725	$ 13,618	$ 46,783	$ 39,112
Average shares outstanding	28,640,405	26,680,599	27,636,550	26,618,772
Net effect of dilutive stock options (2)	735,081	670,542	721,655	586,209
Total	29,375,486	27,351,141	28,358,205	27,204,981
Diluted earnings per share	$ 0.57	$ 0.50	$ 1.65	$ 1.44

(1)	The Company split its common shares three-for-two by paying a 50% stock dividend in December 2003. All common share data has been adjusted to reflect the dividend.
(2)	Includes the common stock equivalents for stock options and restricted share rights that are dilutive.

NOTE 5.    GOODWILL AND INTANGIBLES

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is no longer subject to amortization, but instead is subject to at least annual assessments for impairment by applying a fair-value based test. SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. No impairment losses on goodwill or other intangibles were incurred in the nine months ended September 30, 2004 or the year ended December 31, 2003.

The following table presents the changes in the carrying amount of goodwill during the nine months ended September 30, 2004 and the year ended December 31, 2003 (in thousands):

	September 30,	December 31,
	2004	2003

Balance at beginning of period	$ 70,293	$ 45,851
Goodwill from business combinations	53,351	28,597
Goodwill related to bank subsidiary sold	-	(4,155)
Balance at end of period	$ 123,644	$ 70,293

The Company has other intangible assets consisting of core deposit intangibles that have a weighted average amortization period of approximately fifteen years. The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value during the nine months ended September 30, 2004 and the year ended December 31, 2003 (in thousands):

	September 30,	December 31,
	2004	2003

Balance at beginning of period	$ 7,560	$ 2,797
Amortization expense	(787)	(1,160)
Other intangibles from business combinations	7,042	5,923
Balance at end of period	$ 13,815	$ 7,560

Gross carrying amount	$ 29,261	$ 22,219
Accumulated amortization	(15,446)	(14,659)
Net book value	$ 13,815	$ 7,560

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2004	$ 228
2005	993
2006	939
2007	749
2008	945
Thereafter	9,961
$ 13,815

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

In March 2004, the Financial Accounting Standards Board (FASB) released EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (Issue 03-1). Issue 03-1 provides guidance for determining when an investment is impaired and whether the impairment is other than temporary as well as guidance for quantifying the impairment.

In September 2004, the FASB approved for issuance a FASB Staff Position (FSP), FSP EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP EITF Issue 03-1-1 delays the effective date, originally set for periods beginning after June 15, 2004, for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-1. However, it does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. Management will continue to monitor the impact of Issue 03-1 on the Company’s financial statements as the FASB issues additional guidance.

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

NOTE 7.    PRO FORMA IMPACT OF STOCK-BASED COMPENSATION PLANS

As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123, the Company measures stock-based compensation cost in accordance with the methods prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As stock options are granted at fair value, there are no charges to earnings associated with stock options granted. Accordingly, no compensation cost has been recognized for grants made to date. Had compensation cost been determined based on the fair value method prescribed in SFAS No. 123, reported net income and earnings per common share would have been reduced to the pro forma amounts shown below (in thousands, except for common share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$ 16,725	$ 13,618	$ 46,783	$ 39,112
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (2)	116	-	261	-
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(399)	(233)	(1,146)	(614)
Net income, as adjusted	$ 16,442	$ 13,385	$ 45,898	$ 38,498

Basic earnings per share, as reported	$ 0.58	$ 0.51	$ 1.69	$ 1.47
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (2)	-	-	0.01	-
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(0.01)	(0.01)	(0.04)	(0.03)
Basic earnings per share, as adjusted (1)	$ 0.57	$ 0.50	$ 1.66	$ 1.44

Diluted earnings per share, as reported	$ 0.57	$ 0.50	$ 1.65	$ 1.44
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (2)	-	-	0.01	-
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(0.01)	(0.01)	(0.04)	(0.03)
Diluted earnings per share, as adjusted (1)	$ 0.56	$ 0.49	$ 1.62	$ 1.41

(1)	The Company split its common shares three-for-two by paying a 50% stock dividend in December 2003. All common share data has been adjusted to reflect the dividend.
(2)	Represents amortized compensation expense for restricted shares, net of tax.

NOTE 8.    SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of September 30, 2004 and December 31, 2003 (dollars in thousands):

	September 30,		December 31,
	2004		2003
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

Federal funds purchased	1.88%	$ 40,600	1.26%	$ 47,525
Securities sold under agreements to repurchase:
Customer repurchase agreements	1.11	162,730	1.14	163,345
Company repurchase agreements	1.76	95,618	1.33	55,730
Federal Home Loan Bank advances	1.73	194,188	1.35	125,000

	1.54%	$ 493,136	1.23%	$ 391,600

Securities sold under agreements to repurchase are agreements in which a party acquires funds by selling securities to another party under a simultaneous agreement to repurchase the same securities at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. Securities sold under agreements to repurchase totaled $258.3 million and $219.1 million at September 30, 2004 and December 31, 2003, respectively.

Federal Home Loan Bank advances with maturities less than one year totaled $194.2 million and $125.0 million at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, the advances had maturities ranging from October 2004 to April 2005. The advances are fixed rate and are subject to a prepayment fee.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank.

The Company has a $26 million correspondent bank line of credit which has certain debt covenants that require the Company to maintain “Well Capitalized” capital ratios, to have no other debt except in the usual course of business, and requires the Company to maintain minimum financial ratios on return on assets and earnings as well as maintain minimum financial ratios related to the loan loss allowance. The Company was in compliance with such debt covenants as of September 30, 2004. The correspondent bank line of credit is secured by the stock of MB Financial Bank, and its terms are renewed annually. As of September 30, 2004 and December 31, 2003, no balance was outstanding on the correspondent bank line of credit.

NOTE 9.    LONG TERM BORROWINGS

The Company had Federal Home Loan Bank advances with maturities greater than one year of $107.2 million and $2.4 million at September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004, the advances had fixed interest rates ranging from 1.75% to 6.13%. First SecurityFed had Federal Home Loan Bank advances with maturities greater than one year of $81.0 million at the acquisition date on May 28, 2004.

The Company had notes payable to banks totaling $14.7 million and $19.1 million at September 30, 2004 and December 31, 2003, respectively, which accrue interest at rates ranging from 3.90% to 9.50%. Lease investments includes equipment with an amortized cost of $18.1 million and $22.1 million at September 30, 2004 and December 31, 2003, respectively, that is pledged as collateral on these notes.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2004	$ 2,759
2005	40,387
2006	28,789
2007	16,903
2008	19,082
Thereafter	13,997
$ 121,917

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2004 (in thousands):

	MB Financial Capital Trust I	Coal City Capital Trust I
Junior Subordinated Notes:
Principal balance	$ 61,669	$ 25,774
Stated maturity date	September 30, 2032	September 1, 2028

Trust Preferred Securities:
Face value	$ 59,800	$ 25,000
Annual rate	8.60%	3-mo LIBOR + 1.80%
Issuance date	August 2002	July 1998
Distribution dates (1)	Quarterly	Quarterly
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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption on a date no earlier than September 30, 2007 for MB Financial Capital Trust I and September 1, 2008 for Coal City Capital Trust I. Prior to these respective redemption dates, the junior subordinated notes may be redeemed by the Company (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in a trust being treated as an investment company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes. The Company’s obligation under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust. The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.

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

NOTE 11.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps to hedge its interest rate risk. The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $29.3 million and $30.0 million, respectively, at September 30, 2004. For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense. When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts. The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income. The net amount receivable (payable) for the nine months ended September 30, 2004 and September 30, 2003 was approximately $16 thousand and $(25) thousand, respectively. The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount. At September 30, 2004, the Company's credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of September 30, 2004 and December 31, 2003 (dollars in thousands):

	September 30, 2004					December 31, 2003
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value

Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$ 29,295	$ (20)	5.7	3.77%	5.59%	$ 21,656	$ 38
Receive variable/pay fixed swaps (2)	30,000	(105)	7.4	4.42%	1.72%	-	-

Non-hedging derivative instruments (3):
Pay fixed/receive variable swaps	3,595	132	9.0	3.79%	6.77%	-	-
Pay variable/receive fixed swaps	3,595	(132)	9.0	6.77%	3.79%	-	-
Total portfolio swaps	$ 66,485	$ (125)	6.9	4.23%	3.81%	$ 21,656	$ 38
(1) Hedges fixed-rate commercial real estate loans
(2) Hedges fixed-rate callable brokered deposits
(3) These portfolio swaps are not designated as hedging instruments under SFAS No. 133.

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

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At September 30, 2004 and December 31, 2003, the following financial instruments were outstanding whose contract amounts represent off-balance sheet credit risk (in thousands):

	Contract Amount
	September 30, 2004	December 31, 2003
Commitments to extend credit:
Home equity lines	$ 163,751	$ 159,961
Other commitments	757,759	675,332

Letters of credit:
Standby	62,995	66,313
Commercial	7,108	7,407

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years. These letters of credit may also be extended or amended from time to time depending on the bank customer's needs. As of September 30, 2004, the maximum remaining term for any standby letter of credit was December 31, 2008. A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At September 30, 2004, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $3.6 million to $70.1 million from $73.7 million at December 31, 2003. Of the $70.1 million in commitments outstanding at September 30, 2004, approximately $22.4 million of the letters of credit have been issued or renewed since December 31, 2003. The Company had a $194 thousand liability recorded as of September 30, 2004 relating to these commitments.

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

Concentrations of credit risk: The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company's market area. Investments in securities issued by states and political subdivisions also involve governmental entities within the Company's market area. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit are granted primarily to commercial borrowers.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

As of September 30, 2004, the Company had approximately $28.0 million in capital expenditure commitments which relate to a new operations center and a new headquarters building. Approximately $20.4 million of these commitments remain outstanding at September 30, 2004. Cash paid for work completed on these projects totaled $7.6 million for the nine months ended September 30, 2004.

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

General

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities less provision for loan losses. Additionally, our net income is affected by other income and other expenses. The provision for loan losses reflects the amount that we believe is adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, trust, asset management and brokerage fees, net gains on the sale of securities available for sale, increase in cash surrender value of life insurance, gain on sale of bank subsidiary and other operating income. Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, prepayment fee on Federal Home Loan Bank advances and other operating expenses.

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

Allowance for Loan Losses. Subject to the use of estimates, assumptions, and judgments is management's evaluation process used to determine the adequacy of the allowance for loan losses which combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management or require that additions be made to the allowance for loan losses, based on their judgments about information available to them at the time of their examination. We believe the allowance for loan losses is adequate and properly recorded in the financial statements. See "Allowance for Loan Losses" section below for further discussion.

Residual Value of Our Direct Finance, Leveraged, and Operating Leases. Lease residual value represents the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgments to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a monthly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected. At September 30, 2004, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $26.2 million. See “Lease Investments” section below for additional information.

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

Results of Operations

Third Quarter Results

Net income was $16.7 million for the third quarter of 2004, compared to $13.6 million for the third quarter of 2003. The results for the third quarter of 2004 generated an annualized return on average assets of 1.33% and an annualized return on average equity of 14.38%, compared to 1.28% and 14.95%, respectively, for the same period in 2003.

Net interest income was $42.4 million for the three months ended September 30, 2004, an increase of $6.0 million, or 16.4% from $36.4 million for the comparable period in 2003. Net interest income grew primarily due to a $671.5 million, or 17.4% increase in average interest earning assets. Approximately $400 million of the increase in average interest earning assets is due to our acquisition of First SecurityFed in the second quarter of 2004, with the remainder resulting from organic growth. The net interest margin, expressed on a fully tax equivalent basis, was 3.83% for the third quarter of 2004 and the third quarter of 2003.

The provision for loan losses decreased $3.6 million to $1.8 million in the third quarter of 2004 from $5.4 million in the comparable 2003 period. Net charge-offs were $1.6 million in the quarter ended September 30, 2004 compared to $4.5 million in the quarter ended September 30, 2003. See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income decreased $1.7 million, or 9.8% to $15.5 million for the quarter ended September 30, 2004 from $17.2 million for the third quarter of 2003. Net gain on sale of securities available for sale declined by $827 thousand as no gains were realized in the third quarter of 2004 compared to net gains of $827 thousand in the 2003 quarter. Net lease financing declined by $1.1 million due to an unusually high level of residual realization within the lease investment portfolio in the third quarter of 2003. Loan service fees decreased by $551 thousand primarily due to declines in prepayment fees and letter of credit fees totaling $241 thousand and $165 thousand, respectively. Trust, asset management and brokerage fees increased by $339 thousand, primarily due to a $375 thousand increase in brokerage fees resulting from higher investment sales activity at our wholly owned full service broker/dealer, Vision Investment Services, Inc. (Vision), which was offset by a slight decrease in insurance agency fee revenue. Other operating income increased by $244 thousand, primarily due to a $488 thousand increase in gain on the sale of loans, which was partially offset by a $133 thousand decrease in gain on sales of other real estate owned during the period. Gain on sale of loans increased due to a $36 thousand gain in the 2004 third quarter compared to a $452 thousand loss in the third quarter of 2003, which includes an $800 thousand lower of cost or market adjustment on $7.7 million of mobile home loans transferred to loans held for sale and subsequently sold.

Other expense increased by $3.7 million, or 12.9% to $32.2 million for the quarter ended September 30, 2004 from $28.5 million for the quarter ended September 30, 2003. Salaries and employee benefits and computer service expenses increased by $2.0 million and $326 thousand, respectively, due to the acquisition of First SecurityFed and organic growth. Occupancy and equipment expense increased by $1.2 million due to expenses associated with our new operations center (MB Center) in Rosemont, Illinois and the acquisition of First SecurityFed.

Income tax expense for the three months ended September 30, 2004 increased $1.2 million to $7.2 million compared to $6.0 million for the comparable period in 2003. The effective tax rate was 30.1% and 30.7% for the three months ended September 30, 2004 and 2003, respectively. The decline in the effective tax rate was primarily due to a $716 thousand increase in nontaxable investment securities income during the third quarter of 2004 compared to the same period in 2003.

Year-To-Date Results

Net income was $46.8 million for the first nine months of 2004, compared to $39.1 million for the first nine months of 2003, an increase of 19.6%. Fully diluted earnings per share for the nine months ended September 30, 2004 increased 14.6% to $1.65 compared to $1.44 for the same period in 2003. Year-to-date 2004 results generated an annualized return on average assets of 1.33% and an annualized return on average equity of 14.95%, compared to 1.26% and 14.71%, respectively, for the same period in 2003.

Net interest income was $116.3 million for the first nine months ended September 30, 2004, an increase of $11.3 million, or 10.7% from $105.0 million for the first nine months of 2003. Net interest income grew primarily due to a $462.8 million, or 12.2% increase in average interest earning assets, which offset a 2 basis point decline in the net interest margin, expressed on a fully tax equivalent basis, to 3.76% from 3.78% in the comparable 2003 period. The increase in average interest earning assets is primarily due to organic growth, as well as an additional $130 million due to the acquisition of First SecurityFed in the second quarter of 2004.

The provision for loan losses decreased $4.6 million to $5.6 million in the first nine months of 2004 from $10.2 million in the comparable 2003 period. Year-to-date net charge-offs were $4.8 million at September 30, 2004 compared to $8.6 million in the same period of 2003. See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income decreased $922 thousand, or 1.9% to $48.6 million for the nine months ended September 30, 2004 from $49.6 million for the comparable 2003 period. Gain on sale of bank subsidiary declined by $3.1 million, reflecting the sale of Abrams, our former banking subsidiary located in Dallas, Texas, in the second quarter of 2003. Loan service fees declined by $1.3 million primarily due to declines in loan prepayment fees and mortgage banking fees of $591 thousand and $504 thousand, respectively. Other operating income declined by $600 thousand, primarily due to a $591 thousand decline in gain on the sale of loans. Mortgage loans sold decreased $1.6 million to $102.8 million (which includes $88.2 million of First SecurityFed residential real estate loans securitized and transferred to investment securities available for sale in the third quarter of 2004) for the nine months ended September 30, 2004 compared to $104.4 million during the same period of 2003. The decline in mortgage loans sold was due to lower mortgage loan origination activity in 2004. Trust, asset management and brokerage fees increased by $1.9 million due to a $1.7 million increase in brokerage fees and a $244 thousand increase in income from trust and asset management activities. Brokerage fees increased primarily due to higher investment sales activity at Vision. Deposit service fees increased by $859 thousand primarily due to increased in NSF and overdraft fees and monthly service charges of $614 thousand and $241 thousand, respectively. Net lease financing increased by $766 thousand due to higher residual realization within the lease investment portfolio and net gain on sale of securities available for sale increased by $553 thousand due to net gains of $1.1 million in 2004 compared to $529 thousand in 2003.

Other expense increased by $4.9 million, or 5.6% to $92.2 million for the nine months ended September 30, 2004 from $87.3 million for the nine months ended September 30, 2003. Salaries and employee benefits, other operating expense, advertising and marketing expense, and computer service expense increased by $4.3 million, $720 thousand, $615 thousand, and $516 thousand, respectively, due to the acquisition of First SecurityFed and organic growth. Occupancy and equipment expense increased by $1.2 million due to expenses associated with MB Center and the acquisition of First SecurityFed. Brokerage fee expense increased by $839 thousand primarily due to higher investment sales activity at Vision during 2004. Professional and legal expense decreased by $2.3 million. The decrease was due to non-routine expenses incurred in the first nine months of 2003, primarily the write-off of $1.0 million in costs associated with planning construction of a new operations center prior to management’s decision to pursue the more cost-effective option of purchasing an existing structure, approximately $400 thousand in legal expense as the plaintiff in litigation defending our corporate trademark, and the settlement of litigation costing approximately $300 thousand in conjunction with the sale of Abrams. Prepayment fee on Federal Home Loan Bank advances decreased by $1.1 million due to a fee incurred in the 2003 period on the payoff of $8.1 million in long-term advances; there were no prepayments in the 2004 period.

Income tax expense for the nine months ended September 30, 2004 increased $2.4 million to $20.3 million compared to $17.9 million for the first nine months of 2003. The effective tax rate was 30.3% and 31.4% for the nine months ended September 30, 2004 and 2003, respectively. The decline in the effective tax rate was primarily due to a $2.3 million increase in nontaxable investment securities income during the first nine months of 2004 compared to the same period in 2003.

NET INTEREST MARGIN

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended September 30,
	2004			2003
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$ 3,218,578	$ 47,515	5.87%	$ 2,776,835	$ 40,730	5.82%
Loans exempt from federal income taxes (3)	3,139	48	5.98	3,474	57	6.42
Taxable investment securities	1,061,057	10,783	4.07	913,573	9,418	4.12
Investment securities exempt from federal income taxes (3)	239,366	3,449	5.64	163,343	2,348	5.62
Federal funds sold	720	4	2.17	262	1	0.95
Other interest bearing deposits	10,830	26	0.96	4,656	8	0.68
Total interest earning assets	4,533,690	61,825	5.43	3,862,143	52,562	5.40
Non-interest earning assets	484,812			366,644
Total assets	$ 5,018,502			$ 4,228,787

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 754,183	$ 1,453	0.77%	$ 702,246	$ 1,266	0.72%
Savings deposits	542,167	812	0.60	475,875	660	0.55
Time deposits	1,860,102	11,626	2.49	1,603,374	10,259	2.54
Short-term borrowings	494,851	1,752	1.41	346,821	1,134	1.30
Long-term borrowings and junior subordinated notes	211,162	2,547	4.72	123,617	1,972	6.24
Total interest bearing liabilities	3,862,465	18,190	1.87	3,251,933	15,291	1.87
Non-interest bearing deposits	642,906			558,235
Other non-interest bearing liabilities	50,273			57,274
Stockholders’ equity	462,858			361,345
Total liabilities and stockholders’ equity	$ 5,018,502			$ 4,228,787
Net interest income/interest rate spread (4)		$ 43,635	3.56%		$ 37,271	3.53%
Taxable equivalent adjustment		1,224			842
Net interest income, as reported		$ 42,411			$ 36,429
Net interest margin on a fully tax equivalent basis (5)			3.83%			3.83%
Net interest margin (5)			3.72%			3.74%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $2.6 million and $977 thousand for the three months ended September 30, 2004 and 2003, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $6.3 million, or 17.1% to $43.6 million for the three months ended September 30, 2004 from $37.3 million for the three months ended September 30, 2003. Tax-equivalent interest income increased by $9.3 million due to a $671.5 million, or 17.4% increase in average interest earning assets. The increase was comprised of a $441.4 million, or 15.9% increase in average loans, a $223.5 million, or 20.8% increase in average investment securities and a $6.2 million increase in average interest bearing deposits. The yield on average interest earning assets increased 3 basis points to 5.43%. Interest expense increased by $2.9 million as average interest bearing liabilities increased by $610.5 million, while their cost remained unchanged at 1.87%. Approximately $400 million of the increase in average interest earning assets and $370 million of the increase in average interest bearing liabilities was due to our acquisition of First SecurityFed in the second quarter of 2004, with the remainder resulting from organic growth. The net interest margin expressed on a fully tax equivalent basis was 3.83% in the third quarter of 2004 and the third quarter of 2003. The net interest margin expressed on a fully tax equivalent basis for the third quarter of 2004 increased by 11 basis points from 3.72% in the second quarter of 2004 primarily due to the rise in short-term interest rates.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Nine Months Ended September 30,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets:
Loans (1) (2)	$ 3,013,241	$ 128,351	5.69%	$ 2,738,411	$ 124,099	6.06%
Loans exempt from federal income taxes (3)	3,185	155	6.39	3,682	185	6.63
Taxable investment securities	1,001,709	31,045	4.13	881,572	27,458	4.15
Investment securities exempt from federal income taxes (3)	210,504	9,035	5.64	129,497	5,506	5.61
Federal funds sold	6,670	48	0.95	22,271	187	1.11
Other interest bearing deposits	9,065	61	0.90	6,174	44	0.95
Total interest earning assets	4,244,374	168,695	5.31	3,781,607	157,479	5.57
Non-interest earning assets	436,663			362,321
Total assets	$ 4,681,037			$ 4,143,928

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 723,456	$ 3,964	0.73%	$ 675,430	$ 4,709	0.93%
Savings deposits	495,669	2,113	0.57	462,128	2,449	0.71
Time deposits	1,767,707	32,221	2.43	1,652,646	34,227	2.77
Short-term borrowings	454,470	4,359	1.28	269,179	2,947	1.46
Long-term borrowings and junior subordinated notes	162,908	6,564	5.29	127,335	6,177	6.40
Total interest bearing liabilities	3,604,210	49,221	1.82	3,186,718	50,509	2.12
Non-interest bearing deposits	607,473			545,094
Other non-interest bearing liabilities	51,388			56,540
Stockholders’ equity	417,966			355,576
Total liabilities and stockholders’ equity	$ 4,681,037			$ 4,143,928
Net interest income/interest rate spread (4)		$ 119,474	3.49%		$ 106,970	3.45%
Taxable equivalent adjustment		3,216			1,992
Net interest income, as reported		$ 116,258			$ 104,978

Net interest margin on a fully tax equivalent basis (5)			3.76%			3.78%
Net interest margin (5)			3.66%			3.71%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $5.1 million and $3.0 million for the nine months ended September 30, 2004 and 2003, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)	Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.
(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $12.5 million, or 11.7% to $119.5 million for the nine months ended September 30, 2004 from $107.0 million for the nine months ended September 30, 2003. Tax-equivalent interest income increased by $11.2 million due to a $462.8 million, or 12.2% increase in average interest earning assets. The increase was comprised of a $274.3 million, or 10.0% increase in average loans, and a $201.1 million, or 19.9% increase in average investment securities, offset by a $15.6 million decline in federal funds sold. The increase in average interest earning assets was partially offset by a 26 basis point decline in their yield to 5.31%. Interest expense declined by $1.3 million due to a 30 basis point decline in the cost of interest bearing liabilities, which was partially offset by a $417.5 million, or 13.1% increase in average interest bearing liabilities. The increase in average interest earning assets and interest bearing liabilities was primarily due to organic growth, as well as the acquisition of First SecurityFed in the second quarter of 2004, which added approximately $130 million in average interest earning assets and $120 million in average interest bearing liabilities. The net interest margin expressed on a fully tax equivalent basis decreased 2 basis points to 3.76% in the first nine months of 2004 from 3.78% in the first nine months of 2003, as there was a higher percentage of interest bearing liabilities to interest earning assets in the 2004 period.

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

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Compared to September 30, 2003			Compared to September 30, 2003
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change

Interest Earning Assets:
Loans	$ 6,413	$ 372	$ 6,785	$ 12,070	$ (7,818)	$ 4,252
Loans exempt from federal income taxes (1)	(5)	(4)	(9)	(24)	(6)	(30)
Taxable investment securities	1,476	(111)	1,365	3,749	(162)	3,587
Investment securities exempt from federal Income taxes (1)	1,089	12	1,101	3,482	47	3,529
Federal funds sold	3	-	3	(115)	(24)	(139)
Other interest bearing deposits	14	4	18	19	(2)	17
Total increase (decrease) in interest income	8,990	273	9,263	19,181	(7,965)	11,216

Interest Bearing Liabilities:
NOW and money market deposit accounts	95	92	187	318	(1,063)	(745)
Savings deposits	95	57	152	169	(505)	(336)
Time deposits	1,584	(217)	1,367	2,291	(4,297)	(2,006)
Short-term borrowings	515	103	618	1,818	(406)	1,412
Long-term borrowings and junior subordinated notes	1,138	(563)	575	1,548	(1,161)	387
Total increase (decrease) in interest expense	3,427	(528)	2,899	6,144	(7,432)	(1,288)
Increase (decrease) in net interest income	$ 5,563	$ 801	$ 6,364	$ 13,037	$ (533)	$ 12,504

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets increased $714.3 million or 16.4% to $5.1 billion at September 30, 2004 from $4.4 billion at December 31, 2003. Net loans increased by $357.7 million, or 12.8% to $3.1 billion at September 30, 2004 (See “Loan Portfolio” section below). Investment securities available for sale increased by $268.7 million, or 24.2% to $1.4 billion at September 30, 2004. The above increases were primarily due to our acquisition of First SecurityFed, which had total assets, net loans and investment securities available for sale of $576.0 million, $295.8 million and $162.1 million, respectively, at the acquisition date, and organic growth. During the third quarter of 2004, $88.2 million in residential real estate loans acquired from First SecurityFed were securitized and transferred to investment securities available for sale for additional flexibility and favorable capital treatment on our balance sheet.

Total liabilities increased by $618.5 million, or 15.5% to $4.6 billion at September 30, 2004 from $4.0 billion at December 31, 2003. Total deposits grew by $410.4 million, or 12.0% to $3.8 billion at September 30, 2004, primarily due to our acquisition of First SecurityFed, which had total deposits of $319.9 million at the date of acquisition. Short-term borrowings increased by $101.5 million, or 25.9% due to increases of $69.2 million and $39.9 million in short-term Federal Home Loan Bank advances ($16.4 million assumed from First SecurityFed), and securities sold under agreement to repurchase, respectively, which were partially offset by a $6.9 million decrease in federal funds purchased. Long-term borrowings increased by $100.5 million, primarily due to a $101.8 million increase in long-term Federal Home Loan Bank advances, of which $77.5 million were assumed in the First SecurityFed acquisition.

Total stockholders’ equity increased $95.8 million, or 25.5% to $471.3 million at September 30, 2004 compared to $375.5 million at December 31, 2003. Additional paid-in capital increased by $65.6 million, primarily due to shares issued in conjunction with the First SecurityFed acquisition. Retained earnings increased by $36.6 million due to net income of $46.8 million partially offset by $10.2 million, or $0.37 per share, in cash dividends. The above increases were offset by a $4.9 million increase in treasury stock, a $970 thousand increase in unearned compensation related to restricted stock awards, and a $555 thousand decline in other comprehensive income.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):
	September 30,		December 31,		September 30,
	2004		2003		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial	$ 686,274	22%	$ 647,365	23%	$ 637,927	23%
Commercial loans collateralized by assignment of lease payments	254,650	8%	234,724	8%	243,027	9%
Commercial real estate	1,211,625	38%	1,090,498	39%	1,063,741	38%
Residential real estate	441,295	14%	361,110	13%	348,945	13%
Construction real estate	331,496	10%	268,523	9%	257,591	9%
Installment and other	262,979	8%	223,574	8%	221,157	8%
Gross loans (1)	3,188,319	100%	2,825,794	100%	2,772,388	100%
Allowance for loan losses	(44,392)		(39,572)		(38,513)
Net loans	$ 3,143,927		$ 2,786,222		$ 2,773,875

(1)	Gross loan balances at September 30, 2004, December 31, 2003, and September 30, 2003 are net of unearned income, including net deferred loan fees of $4.9 million, $4.2 million, and $4.3 million, respectively.

Net loans increased by $357.7 million, or 12.8%, from $2.8 billion at December 31, 2003 to $3.1 billion at September 30, 2004. Commercial real estate, residential real estate, construction real estate, commercial, installment and other loans, and commercial loans collateralized by assignment of lease payments grew by $121.1 million, $80.2 million, $63.0 million, $38.9 million, 39.4 million, and $19.0 million, respectively. The increases were primarily due to our acquisition of First SecurityFed, which had net loans of $295.8 million at the acquisition date (of which $88.2 million in residential real estate loans were securitized and transferred to investment securities available for sale in the third quarter of 2004 for additional flexibility and favorable capital treatment on our balance sheet) and growth in both existing customer and new customer loan demand resulting from our focus on marketing and new business development.

Net loans increased by $410.1 million, or 15.0% to $3.1 billion at September 30, 2004 from $2.8 billion at September 30, 2003. The increase was primarily due to our acquisition of First SecurityFed, which had net loans of $295.8 million at the acquisition date (of which $88.2 million in residential real estate loans were securitized and transferred to investment securities available for sale in the third quarter of 2004) and growth in both existing customer and new customer loan demand resulting from our focus on marketing and new business development.

Net loans declined by $5.1 million during the third quarter of 2004 from $3.1 billion at June 30, 2004, primarily due to the securitization of $88.2 million in residential real estate loans acquired from First SecurityFed, which offset continued strong growth within the portfolio.  Additionally, during the third quarter of 2004, First SecurityFed loans were reclassified from commercial real estate loans and commercial loans in the amount of $42.7 million and $23.8 million, respectively, and reclassified to residential real estate loans and installment and other loans in the amount of $33.6 million and $32.9 million, respectively.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollar amounts in thousands):
	September 30, 2004	December 31, 2003	September 30, 2003
Non-performing loans:
Non-accrual loans (1)	$ 25,403	$ 20,795	$ 23,240
Loans 90 days or more past due, still accruing interest	921	317	2,369
Total non-performing loans	26,324	21,112	25,609
Other real estate owned	-	472	472
Other repossessed assets	-	-	-
Total non-performing assets	$ 26,324	$ 21,584	$ 26,081
Total non-performing loans to total loans	0.83%	0.75%	0.92%
Allowance for loan losses to non-performing loans	168.64%	187.44%	150.39%
Total non-performing assets to total assets	0.52%	0.50%	0.61%

(1)	Includes restructured loans totaling $580 thousand and $667 thousand at September 30, 2004 and December 31, 2003, respectively. There were no restructured loans at September 30, 2003.

The $4.7 million increase in non-accrual loans from December 31, 2003 to September 30, 2004 was primarily due to $3.6 million in loans acquired from First SecurityFed which are currently classified as non-accrual loans.

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

We maintain our allowance for loan losses at a level that management believes is adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans, underlying collateral and prior loss experience. We use a risk rating system to evaluate the adequacy of the allowance for loan losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine, by the originating loan officer, Senior Credit Management, loan review or any loan committee, with one being the best case and nine being a loss or the worst case. Estimated loan default factors, on one through five risk-rated loans, are multiplied against loan balances in each risk-rating category and then multiplied by an historical loss given default rate by loan type to determine an appropriate level for the allowance for loan losses. Loans with risk ratings between six and eight are monitored more closely by the officers and Senior Credit Management, and may result in specific reserves. Control of our loan quality is continually monitored by management and is reviewed by our bank subsidiaries boards of directors at its regularly scheduled meetings. We consistently apply our methodology for determining the adequacy of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.

A reconciliation of the activity our allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Balance at beginning of period	$ 44,236	$ 37,599	$ 39,572	$ 33,890
Additions from acquisition	-	-	4,052	3,563
Provision for loan losses	1,750	5,405	5,550	10,219
Charge-offs	(2,306)	(6,007)	(6,382)	(11,908)
Recoveries	712	1,516	1,600	3,277
Allowance related to bank subsidiary sold	-	-	-	(528)
Balance at September 30,	$ 44,392	$ 38,513	$ 44,392	$ 38,513
Total loans at September 30,	$ 3,188,319	$ 2,772,388	$ 3,188,319	$ 2,772,388
Ratio of allowance for loan losses to total loans	1.39%	1.39%	1.39%	1.39%

Net charge-offs decreased by $2.9 million in the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003. Charge-offs declined by $3.7 million as the 2003 third quarter included charge-offs of one commercial loan and one commercial real estate loan totaling $3.1 million and $1.0 million, respectively. The provision for loan losses declined by $3.6 million to $1.8 million in the quarter ended September 30, 2004 from $5.4 million in the quarter ended September 30, 2003 based on the results of our quarterly analysis of the loan portfolio.

Net charge-offs decreased by $3.8 million in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Charge-offs declined by $5.5 million as the 2003 period included charge-offs of one commercial loan and one commercial real estate loan totaling $3.1 million and $2.2 million, respectively. The provision for loan losses declined by $4.6 million to $5.6 million in the nine months ended September 30, 2004 from $10.2 million in the same period in 2003 based on the results of our quarterly analyses of the loan portfolio.

The following table sets forth the allocation of the allowance for loan losses and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	September 30,		December 31,		September 30,
	2004		2003		2003
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Commercial	$ 11,143	22%	$ 10,327	23%	$ 10,805	23%
Commercial loans collateralized by assignment of lease payments	2,706	8%	4,301	8%	4,139	9%
Commercial real estate	9,180	38%	7,327	39%	8,289	38%
Residential real estate	2,091	14%	1,625	13%	991	13%
Construction real estate	4,533	10%	2,655	9%	2,554	9%
Installment and other	5,379	8%	4,896	8%	4,418	8%
Unallocated	9,360	-	8,441	-	7,317	-
Total allowance for loan losses	$ 44,392	100%	$ 39,572	100%	$ 38,513	100%

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

We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled meeting of the boards of directors of our subsidiary banks, a watch list is presented, showing significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.” Under our risk rating system noted above, Special Mention, Substandard, and Doubtful loan classifications correspond to risk ratings six, seven, and eight, respectively. An asset is classified Substandard, or risk rated seven if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful, or risk rated eight have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss, or risk rated nine are those considered uncollectible and viewed as valueless assets and have been charged-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention, or risk rated six.

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

Potential problem loans rated substandard or doubtful are loans included on the watch list presented to our bank subsidiaries boards of directors that do not meet the definition of a non-performing loan, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Our decision to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that we recognize potential problem loans carry a higher probability of default. The aggregate principal amounts of potential problem loans as of September 30, 2004, December 31, 2003 and September 30, 2003 were approximately $47.1 million, $24.8 million and $28.1 million, respectively. Potential problem loans increased $22.3 million from December 31, 2003 primarily due to one $13.5 million commercial construction loan classified as substandard. As of September 30, 2004, we expect that both principal and interest on this loan (which is personally guaranteed) will be collected in full in the normal course of business through the sale of both residential condominium and commercial retail units. However, market and other conditions regarding this loan may change, which may affect the accrual status of this loan in future reporting periods and there is no assurance that the units will be sold in a timely manner, or that we will not incur a loss on this loan in the future. Potential problem loans increased $19.0 million from September 30, 2003 primarily due to the aforementioned substandard loan.

Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment. The credit quality of the lessee generally is in one of the top four rating categories of Moody’s or Standard & Poors, or the equivalent as determined by us.

Lease investments by categories follow (in thousands):

	September 30,	December 31,	September 30,
	2004	2003	2003

Direct finance leases:
Minimum lease payments	$ 33,065	$ 29,281	$ 25,484
Estimated unguaranteed residual values	3,444	2,852	2,665
Less: unearned income	(3,127)	(3,248)	(3,170)
Direct finance leases (1)	$ 33,382	$ 28,885	$ 24,979

Leveraged leases:
Minimum lease payments	$ 41,485	$ 28,835	$ 29,849
Estimated unguaranteed residual values	3,030	2,720	2,818
Less: unearned income	(3,348)	(2,222)	(2,455)
Less: related non-recourse debt	(38,883)	(27,073)	(27,536)
Leveraged leases (1)	$ 2,284	$ 2,260	$ 2,676

Operating leases:
Equipment, at cost	$ 119,986	$ 128,416	$ 118,277
Less accumulated depreciation	(59,881)	(54,976)	(54,752)
Lease investments, net	$ 60,105	$ 73,440	$ 63,525

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment. Most of our lease equipment purchases are funded internally, but some of these purchases are financed through loans from other banks, which totaled $14.7 million at September 30, 2004, $19.1 million at December 31, 2003 and $18.1 million at September 30, 2003.

The lease residual value represents the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are reviewed monthly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known. Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit. Individual lease transactions can, however, result in a loss. This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment. To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate. There were 1,374 leases at September 30, 2004 compared to 1,416 at December 31, 2003 and 1,442 at September 30, 2003. The average residual value per lease was approximately $19 thousand at September 30, 2004, $19 thousand at December 31, 2003 and $17 thousand at September 30, 2003.

At September 30, 2004, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term December 31,	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
2004	$ 205	$ 229	$ 3,407	$ 3,841
2005	288	595	4,567	5,450
2006	907	765	6,217	7,889
2007	1,544	1,013	3,521	6,078
2008	434	265	1,372	2,071
2009	66	163	628	857
	$ 3,444	$ 3,030	$ 19,712	$ 26,186

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At September 30, 2004		At December 31, 2003		At September 30, 2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$ 22,260	$ 23,028	$ 22,157	$ 23,435	$ 22,283	$ 23,785
U.S. Government agencies	320,034	326,148	233,472	243,402	230,881	243,831
States and political subdivisions	246,248	249,696	177,731	180,092	173,671	174,666
Mortgage-backed securities	664,049	660,473	574,456	570,140	529,420	527,697
Corporate bonds	39,995	42,459	44,074	45,074	49,066	49,577
Equity securities	76,479	76,695	47,004	47,632	46,359	46,579
Debt securities issued by foreign governments	550	550	560	560	560	560
Investments in equity lines of credit trusts	1,754	1,754	1,775	1,775	1,780	1,780
Total	$ 1,371,369	$ 1,380,803	$ 1,101,229	$ 1,112,110	$ 1,054,020	$ 1,068,475

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. Net cash provided by operating activities increased $25.3 million to $66.8 million for the nine months ended September 30, 2004 from $41.5 million for the nine months ended September 30, 2003, primarily due to an $89.8 million decline in origination of loans held for sale, offset by a $63.9 million decrease in proceeds from the sale of loans. Net cash used in investing activities increased to $240.4 million in the nine months ended September 30, 2004 from $155.1 million in the comparable period in 2003. The $85.3 million increase in cash used was primarily due to a $124.6 million increase in net loans, offset by a $22.2 million decline in cash and cash equivalents sold in sale of subsidiary bank, net of cash proceeds and a $16.6 million decline in purchases of premises and equipment and leased equipment. Net cash provided by financing activities increased by $60.3 million to $178.5 million for the nine months ended September 30, 2004 from $118.2 million for the nine months ended September 30, 2003, due primarily to a $160.3 million increase in deposits and a $26.5 million increase in net proceeds from long-term borrowings, offset by a $117.2 million decline in proceeds from short-term borrowings.

We expect to have available cash to meet our liquidity needs. Liquidity management is monitored by an Asset/Liability Management Committee, consisting of members of management, and the board of directors of each of our subsidiary banks, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments. In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. While, at September 30, 2004, there were no firm lending commitments in place, management believes that our banks could borrow approximately $160.9 million for a short time from these banks on a collective basis. Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and Union Bank is a member of the Federal Home Loan Bank of Topeka, Kansas and both banks have the ability to borrow from their respective Federal Home Loan Banks. As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.

The following table summarizes our significant contractual obligations and other potential funding needs at September 30, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Time deposits	$ 1,895,102	$ 1,336,885	$ 416,375	$ 131,719	$ 10,123
Long-term debt	121,917	29,865	56,607	21,908	13,537
Junior subordinated notes issued to capital trusts	87,443	-	-	-	87,443
Operating leases	98,783	2,692	4,989	3,704	87,398
Total	$ 2,203,245	$ 1,369,442	$ 477,971	$ 157,331	$ 198,501
Commitments to extend credit	$ 991,613

At September 30, 2004 and December 31, 2003, our total risk-based capital ratio was 12.67% and 12.86%, Tier 1 capital to risk-weighted assets ratio was 11.44% and 11.64%, and Tier 1 capital to average asset ratio was 8.49% and 8.97%, respectively. As of September 30, 2004, MB Financial Bank and Union Bank were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from our merger and acquisition activities might not be realized within the expected time frames, and costs or difficulties related to integration matters might be greater than expected; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and net interest margin; (5) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (6) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (7) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (8) our ability to access cost-effective funding; (9) changes in financial markets; (10) changes in economic conditions in general and in the Chicago metropolitan area in particular; (11) the costs, effects and outcomes of litigation; (12) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (13) changes in accounting principles, policies or guidelines; and (14) our future acquisitions of other depository institutions or lines of business.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2004 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2004 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities contractual maturities and amortization reflect modest prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 30%, 85% and 24%, respectively, in the first three months, 10%, 2%, and 12%, respectively, in the next nine months, and 60%, 13% and 64%, respectively, after one year (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$ 8,306	$ -	$ -	$ -	$ 8,306
Investment securities available for sale	158,117	128,204	790,799	303,683	1,380,803
Loans held for sale	593	-	-	-	593
Loans	1,948,268	391,908	809,822	38,321	3,188,319
Total interest earning assets	$ 2,115,284	$ 520,112	$ 1,600,621	$ 342,004	$ 4,578,021
Interest Bearing Liabilities:
NOW and money market deposit accounts	$ 426,076	$ 47,678	$ 289,646	$ -	$ 763,400
Savings deposits	131,621	65,810	350,989	-	548,420
Time deposits	596,871	808,205	489,439	587	1,895,102
Short-term borrowings	419,850	72,798	488	-	493,136
Long-term borrowings	22,737	7,128	78,516	13,536	121,917
Junior subordinated notes issued to capital trusts	25,774	-	-	61,669	87,443
Total interest bearing liabilities	$ 1,622,929	$ 1,001,619	$ 1,209,078	$ 75,792	$ 3,909,418
Rate sensitive assets (RSA)	$ 2,115,284	$ 2,635,396	$ 4,236,017	$ 4,578,021	$ 4,578,021
Rate sensitive liabilities (RSL)	1,622,929	2,624,548	3,833,626	3,909,418	3,909,418
Cumulative GAP	492,355	10,848	402,391	668,603	668,603
(GAP=RSA-RSL)
RSA/Total assets	41.73%	51.99%	83.56%	90.31%	90.31%
RSL/Total assets	32.01%	51.77%	75.62%	77.12%	77.12%
GAP/Total assets	9.71%	0.21%	7.94%	13.19%	13.19%
GAP/RSA	23.28%	0.41%	9.50%	14.60%	14.60%

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

Based on simulation modeling at September 30, 2004 and December 31, 2003, our net interest income would change over a one-year time period due to changes in interest rates as follows (dollars in thousands):

	Change in Net Interest Income Over One Year Horizon
Changes in	At September 30, 2004		At December 31, 2003
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change

+ 2.00%	$ 7,978	4.59%	$ 13,481	8.78%
+ 1.00	4,674	2.69	8,161	5.31
(1.00)	(6,476)	(3.72)	(11,853)	(7.72)

Our simulations assume the following:

1.  Changes in interest rates are immediate.

2.	Changes in net interest income between September 30, 2004 and December 31, 2003 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

The table above does not show an analysis of decreases of more than 100 basis points due to the low level of current market interest rates.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2004 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, our disclosure controls and procedures are effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control Over Financial Reporting: During the quarter ended September 30, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table sets forth information for the three months ended September 30, 2004 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 - July 31, 2004	-	$ -	-	-
August 1, 2004 - August 31, 2004	58,000	36.19	-	-
September 1, 2004 - September 30, 2004	15,000	39.85	-	-
Total	73,000	$ 36.94	-

(1)	All of such purchases were made in open-market transactions that were not pursuant to a publicly announced plan or program.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November 2004.

MB FINANCIAL, INC.

By: /s/ Mitchell Feiger
Mitchell Feiger
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Jill E. York
Jill E. York
Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of November 1, 2002, by and among the Registrant, MB Financial Acquisition Corp II and South Holland Bancorp, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report Form 8-K filed on November 5, 2002 (File No. 0-24566-01))

2.2

Agreement and Plan of Merger, dated as of January 9, 2004, by and among the Registrant and First SecurityFed Financial, Inc. (incorporated herein by reference to Appendix A to the proxy statement - prospectus filed by the Registrant pursuant to Rule 424(b)(3) under the Securities Act of 1933 (File No. 333-114252))

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

Amendment No. One to Employment Agreement between MB Financial Bank, N.A. and Burton Field (incorporated herein by reference to Exhibit 10.3A to the Registrant’s Registration Statement on Form S-4 filed on April 6, 2004 (File No. 333-114252))

10.4

Form of Change of Control Severance Agreement between MB Financial Bank, National Association and each of Thomas Panos, Jill E. York, Thomas P. Fitzgibbon, Jr., Jeffrey L. Husserl and others (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

34

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
10.10

Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to Old MB Financial’s (then known as Avondale Financial Corp.) Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24566))

10.11

Non-Competition Agreement between the Registrant and E.M. Bakwin (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.12

Non-Competition Agreement between the Registrant and Kenneth A. Skopec (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.13

Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 0-24566-01))

10.14

First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit B to the definitive proxy statement filed by First SecurityFed Financial, Inc. on March 24, 1998 (File No. 0-23063))

10.15

Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Burton J. Field, Ronald D. Santo, Thomas D. Panos, Jill E. York, Thomas P. FitzGibbon, Jr., and Jeffrey L. Husserl (incorporated herein by reference to Exhibits 10.1 - 10.7 to the Registrant’s Current Report on Form 8-K filed on November 5, 2004 (File No. 0-24566-01))

31.1	Rule 13a - 14(a)/15d - 14(a) Certification (Chief Executive Officer)*
31.2	Rule 13a - 14(a)/15d - 14(a) Certification (Chief Financial Officer)*
32	Section 1350 Certifications*
* Filed Herewith
35