Form 10-K
period 2004-12-31
MB FINANCIAL INC     /MD
filed 2005-03-16
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-24566-01

MB FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	36-4460265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 West Madison Street, Chicago, Illinois	60607
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 633-0333

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered
_____________________________________	_____________________________________
_____________________________________	_____________________________________

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

The aggregate market value of the voting shares held by nonaffiliates of the Registrant was approximately $820,797,773 as of June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.

There were issued and outstanding 28,254,928 shares of the Registrant’s common stock as of March 16, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s 2005 Annual Meeting of Stockholders.	Part III

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2004

PART I

Item 1.  Business

Special Note Regarding Forward-Looking Statements

When used in this Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to MB Financial, Inc.’s future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from MB Financial, Inc.’s merger and acquisition activities might not be realized within the expected time frames, and costs or difficulties related to integration matters might be greater than expected; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and net interest margin; (5) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (6) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (7) MB Financial, Inc.’s ability to realize the residual values of its direct finance, leveraged, and operating leases; (8) MB Financial, Inc.’s ability to access cost-effective funding; (9) changes in financial markets; (10) changes in economic conditions in general and in the Chicago metropolitan area in particular; (11) the costs, effects and outcomes of litigation; (12) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (13) changes in accounting principles, policies or guidelines; and (14) MB Financial, Inc.’s future acquisitions of other depository institutions or lines of business.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

General

MB Financial, Inc., headquartered in Chicago, Illinois, is a financial holding company with 45 banking offices located primarily in the Chicago area. We also have banking offices in the Oklahoma City and Philadelphia metropolitan areas. The words "we," "our" and "us" refer to MB Financial, Inc. and its wholly owned subsidiaries, unless we indicate otherwise. Our primary market is the Chicago metropolitan area, in which we operate 39 banking offices through our lead bank subsidiary, MB Financial Bank, N.A. We operate five banking offices in the Oklahoma City metropolitan area through our other bank subsidiary, Union Bank, N.A. MB Financial Bank, N.A. also has one banking office in the city of Philadelphia. Through our bank subsidiaries, we offer a broad range of financial services primarily to small and middle market businesses and individuals in the markets that we serve. Our primary lines of business include commercial banking, retail banking and wealth management. As of December 31, 2004, we had total assets of $5.3 billion, deposits of $4.0 billion, stockholders’ equity of $481.7 million, a trust and asset management department with approximately $1.5 billion in assets under management, including approximately $369 million that represents our own employee benefit and investment accounts under management, and our broker/dealer subsidiary, Vision Investment Services, Inc., with $830 million in assets under administration.

We were incorporated as a Maryland corporation in 2001 as part of the merger of MB Financial, Inc., a Delaware corporation (which we sometimes refer to as Old MB Financial) and MidCity Financial Corporation (MidCity Financial). This all-stock, merger-of-equals transaction, which we accounted for as a pooling-of-interests, was completed on November 6, 2001 through the merger of Old MB Financial and MidCity Financial into our newly-formed company to create the presently existing MB Financial, Inc.

We have continued to grow subsequent to the Old MB Financial-MidCity Financial merger.  In April 2002, we acquired First National Bank of Lincolnwood, based in Lincolnwood, Illinois, and its parent, First Lincolnwood Corporation, for approximately $35.0 million in cash.  In August 2002, we acquired Chicago-based LaSalle Systems Leasing, Inc. and its affiliated company, LaSalle Equipment Limited Partnership for $39.7 million.  Of this amount, $5.0 million was paid in the form of common stock, with the balance paid in cash.  In February 2003, we acquired South Holland Trust & Savings Bank, based in South Holland, Illinois, and its parent, South Holland Bancorp, Inc., for $93.1 million in cash.  In May 2004, we acquired First Security Federal Savings Bank, based in Chicago, Illinois, and its parent, First SecurityFed Financial, Inc. (First SecurityFed), for $140.2 million. The purchase price was paid through a combination of cash and our common stock totaling $73.3 million and $66.9 million, respectively. We paid an additional $5.0 million in cash to First SecurityFed option holders who elected to cash-out their options. First National Bank of Lincolnwood, South Holland Trust & Savings Bank and First SecurityFed had assets of approximately $227.5 million, $560.3 million and $576.0 million, respectively, as of their acquisition dates, and all were merged into MB Financial Bank.

In May 2003, we sold Abrams Centre National Bank (Abrams), based in Dallas, Texas, and its parent Abrams Centre Bancshares, Inc., for $16.3 million in cash. Abrams, a former subsidiary of MidCity Financial, had assets of approximately $98.4 million as of the sale date.

MB Financial Bank, our largest subsidiary, has five wholly owned subsidiaries with significant operating activities: MB Financial Center LLC; MB Financial Community Development Corporation; MBRE Holdings LLC; LaSalle Systems Leasing, Inc.; and Vision Investment Services, Inc.

MB Financial Center LLC is used to record the real estate activities of our new operations center located in Rosemont, Illinois (See Item 2. Properties for additional information).

MB Financial Community Development Corporation engages in community lending and equity investments to facilitate the construction and rehabilitation of housing in low- and moderate-income neighborhoods in MB Financial Bank’s market area.

MBRE Holdings LLC, a Delaware limited liability company, was established in August 2002 as the holding company of MB Real Estate Holdings LLC, which is also a Delaware limited liability company. MB Real Estate Holdings LLC was established as part of an initiative to enhance our earnings through expense reduction as well as providing us with alternative methods of raising capital and funding in the future. MB Financial Bank transferred certain commercial real estate loans, residential real estate loans, and mortgage-backed investment securities to MB Real Estate Holdings LLC. MB Real Estate Holdings LLC has elected to be taxed as a Real Estate Investment Trust for federal income tax purposes. The management of MBRE Holdings LLC consists of certain senior officers of MB Financial, Inc. who receive no compensation from MBRE Holdings LLC or MB Real Estate Holdings LLC.

As noted above, we acquired LaSalle Systems Leasing, Inc. and its affiliated company, LaSalle Equipment Limited Partnership (which we sometimes refer to below collectively as “LaSalle”) during the third quarter of 2002, and it currently operates as a subsidiary of MB Financial Bank. LaSalle focuses primarily on leasing technology-related equipment to middle market and large “Fortune 1000” businesses throughout the United States. LaSalle provides us with the ability to directly originate leases on our own.

Vision Investment Services, Inc. (Vision) is registered with the Securities and Exchange Commission as a broker/dealer, is a member of the National Association of Securities Dealers, is a member of the Securities Investor Protection Corporation, and is a licensed insurance agency. Vision has two wholly owned subsidiaries; Vision Insurance Services, Inc. and Vision Asset Management, Inc. Vision Insurance Services, Inc. is a licensed insurance agency which functions as a distribution firm for certain annuity products, whereas Vision Asset Management, Inc. is a Registered Investment Advisor with the Securities and Exchange Commission. Vision was acquired in connection with our February 2003 acquisition of South Holland Trust & Savings Bank (South Holland). Vision provides both institutional and retail clients with investment and wealth management services, and surpassed $830 million in assets under administration at December 31, 2004.

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

Recent Developments

On February 28, 2005, we paid a cash dividend, distributing $0.13 per share to shareholders of record as of February 18, 2005. Our Board of Directors approved the payment at its regular meeting in January 2005.

During the first quarter of 2005 through March 16, 2005, we repurchased 471,286 shares of our outstanding common stock in open market transactions pursuant to our repurchase program, which was publicly announced on November 22, 2004. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters” below for further discussion and analysis of our common stock repurchase program.

Primary Lines of Business

Our operations are currently managed as one unit and we do not have separate operating segments. Our chief operating decision-makers use consolidated results to make operating and strategic decisions.

       We concentrate on serving small and middle market businesses, leasing companies, and their owners and consumers. Through our acquisition program and careful selection of officers and employees, we have positioned ourselves to take a leading role in these attractive niches. To further our position, we have established three primary lines of business: commercial banking; retail banking; and wealth management. These are described below.

Commercial Banking.  Our commercial banking group focuses on serving small and middle market businesses, primarily located in the Chicago metropolitan area. We provide a full set of credit, deposit, and treasury management products to these companies. In general, our products are specifically designed for companies with annual revenues between $5 million and $100 million and credit needs of up to $15 million. We have a broad range of credit products for our target market, including working capital loans and lines of credit; accounts receivable; inventory and equipment financing; industrial revenue bond financing; business acquisition loans; owner occupied real estate loans; and financial, performance and commercial letters of credit. Deposit and treasury management products include: Internet products for businesses; investment sweep accounts; zero balance accounts; automated tax payments; ATM access; a merchant credit card program; telephone banking; lockbox; automated clearing house transactions; account reconciliation; controlled disbursement; detail and general information reporting; wire transfers; a variety of international banking services; and checking accounts. In addition, for real estate operators and investors, our products include commercial real estate, residential real estate, commercial, industrial and residential construction loans, and land acquisition and development loans.

Within commercial banking, we also target small and medium size equipment leasing companies located throughout the United States. We have provided lease banking services to these companies for more than two decades. Competition in serving this equipment leasing market generally comes from large banks, finance companies, large industrial companies and some community banks. We compete based upon rapid decision making and excellent service and by providing flexible financial solutions to meet our customers’ needs. We provide full banking services to leasing companies by financing the debt portion of leveraged equipment leases (referred to as lease loans), providing short and long-term equity financing and by making working capital and bridge loans. We also invest directly in equipment that we lease to other companies located throughout the United States. For lease loans, a lessee generally has an investment grade rating for its public debt from Moody’s, Standard & Poors or the equivalent. If a lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other middle market customer. Our operating lease portfolio is made up of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee’s business, thereby increasing the likelihood of renewal at the end of the lease term.

Additionally, LaSalle, a subsidiary of MB Financial Bank, primarily focuses on leasing technology-related equipment to middle market and large “Fortune 1000” businesses throughout the United States and provides us the additional ability to directly originate leases. LaSalle is a 24-year old organization that banked with MB Financial Bank since its inception, prior to being acquired by us in 2002. LaSalle’s experienced leasing personnel enhance our ability to originate operating leases, and expand the products that we offer our commercial banking customers.

      Retail Banking.  The target market for the retail banking group is individuals who live or work near our banking offices, as well as individuals who prefer the use of our on-line services. We offer a full set of personal banking products to these individuals, including checking accounts, savings accounts, NOW and money market accounts, time deposit accounts, secured and unsecured consumer loans, residential mortgage loans, Internet banking and a variety of fee for service products, such as money orders and travelers checks. As our customer needs change, we adjust our current product offerings accordingly, and develop new products to differentiate ourselves from our competitors.

Wealth Management.  Recognizing consumer demand for one-stop financial management services, we provide investment, trust, insurance and private banking services, in addition to traditional banking services. MB Investment Services, a division of MB Financial Bank, partnered with our Vision subsidiary, to provide customers with non-FDIC insured investment alternatives and insurance products. Our trust and asset management department offers a wide range of financial services, including personal trusts, investment management, custody, estates, guardianship, land trust, tax-deferred exchange and retirement plan services. Our private banking department provides customers meeting certain qualifications with personalized, or “high touch”, banking products and services, including a private banker as a single point of contact for all their financial needs.

Lending Activities

General.  Our subsidiary banks are primarily business lenders and our loan portfolio consists primarily of loans to businesses or for business purposes.

Commercial Lending.  Our banks make commercial loans to small and middle market businesses. The borrowers tend to be privately owned and are generally manufacturers, wholesalers, distributors, long-term health care operators and service providers. Loan products offered are primarily working capital and term loans and lines of credit that help our customers finance accounts receivable, inventory and equipment. Our banks also offer financial, performance and commercial letters of credit.  Commercial loans secured by owner occupied real estate are classified as commercial real estate loans in the loan portfolio composition table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 to the audited consolidated financial statements.  Most commercial loans are short-term in nature, being one year or less, with the maximum term generally being five years. Our commercial loans typically range in size from $500 thousand to $10 million.

Lines of credit for customers are typically secured, established for one year or less, and are subject to renewal upon satisfactory review of the borrower’s financial statements and credit history. Secured short-term commercial business loans are usually collateralized by accounts receivable, inventory, equipment and/or real estate. Such loans are typically guaranteed by the owners of the business. Interest rates on our loans tend to be at or above our Reference Rate, which is normally equivalent to the prime rate quoted in the Wall Street Journal. However, the competitive markets in which we serve have put increasing pressure on us to make loans at a spread above LIBOR, or below our Reference Rate. This has resulted in some loans with an interest rate below our Reference Rate within our portfolio.

               Lease Loans.  We lend money to small and mid-size leasing companies to finance the debt portion of leases (which we refer to as lease loans). A lease loan arises when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee. Lease loans generally are non-recourse to the leasing company, and, consequently, we underwrite lease loans by examining the creditworthiness of the lessee rather than the lessor. Generally, lease loans are secured by an assignment of the lease payments and by a secured interest in the equipment being leased. The lessee acknowledges the bank’s security interest in the leased equipment and normally agrees to send lease payments directly to us. Lessees tend to be Fortune 1000 companies and have an investment grade public debt rating by Moody’s or Standard & Poors, or the equivalent, and occasionally are below investment grade in the fifth highest rating category. If the lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other middle market customer. Lease loans almost always are fully amortizing, with maturities typically ranging from three to five years. Loan interest rates are fixed. Many lease loans are investment grade quality, are made to well-known public companies and are therefore generally marketable.

Commercial Real Estate Lending.  Our banks originate commercial real estate loans that are generally secured by one or more of the following kinds of properties: multi-unit residential property; owner (which represent a substantial portion of our commercial real estate portfolio) and non-owner occupied commercial and industrial property; and construction loans “for sale” residential property. Loans are also made to finance the acquisition and development of land. Longer term commercial mortgage loans are generally made at fixed rates, although some float with our Reference Rate or LIBOR. Terms of up to twenty-five years are offered on fully amortizing loans, but most loans are structured with a balloon payment at the end of five years. For our fixed rate loans with maturities greater than five years, we may enter into a swap agreement with a third party to mitigate long-term interest rate risk. In deciding whether to make a commercial real estate loan, we consider, among other things, the experience and qualifications of the borrower as well as the value and cash flow of the underlying property. Some factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the ratio of the loan amount to the appraised value and the overall creditworthiness of the prospective borrower. Our commercial real estate loans typically range in size from $250 thousand to $15 million.

Residential Real Estate.  We also originate fixed and adjustable rate residential real estate loans secured by first and second mortgages on single family real estate.  Terms of first mortgages range from ten to thirty years. Terms for second mortgages range from five to ten years.  In making the decision whether to make a residential real estate loan, we consider the qualifications of the borrower as well as the value of the underlying property. Our general practice is to sell, with servicing retained, our newly originated fifteen to thirty year fixed-rate residential real estate loans shortly after they are made, and to hold in portfolio all adjustable rate residential real estate loans.

Construction Real Estate.  We normally provide construction loans for the acquisition and development of land for further improvement of condominiums, townhomes, and and one-to-four family residences. We also provide acquisition, development and construction loans for retail and other commercial purposes, primarily in our market areas.

Consumer Lending.  Our consumer lending portfolio is primarily focused on home equity lines of credit, fixed-rate second mortgage loans and to a limited extent, auto loans and unsecured consumer loans. Home equity lines of credit are generally extended up to 90% of the appraised value of the property, less existing liens, generally at interest rates which range from the designated prime rate plus or minus 50 basis points. Our banks use the same underwriting standards for home equity lines of credit as we use for residential real estate loans.

Foreign Operations

MB Financial Bank holds certain commercial real estate loans, residential real estate loans, and mortgage-backed investment securities in a real estate investment trust through its wholly owned subsidiary MBRE Holdings LLC headquartered and domiciled in Freeport, The Bahamas. MBRE Holdings LLC and its subsidiary, MB Real Estate Holdings LLC, were established in August 2002 to enable MB Financial Bank to enhance earnings through an overall effort to reduce expenses as well as to provide us with alternative methods of raising capital and funding in the future. We do not engage in operations in any other foreign countries.

Competition

We face substantial competition in all phases of our operations, including deposit accounts and loan originations, from a variety of different competitors. Commercial banks, savings institutions, brokerage houses, mutual funds, insurance companies and specialty finance companies all compete with us for new and existing customers. Several national financial institutions have commenced aggressive de novo branching plans that heighten the competitive pressures in our market areas, particularly in the Chicago metropolitan area. Our banks compete by providing quality services to their customers, ease of access to facilities and competitive pricing of services (including interest rates paid on deposits, interest rates charged on loans and fees charged for other non-interest related services).

Personnel

As of December 31, 2004, we and our subsidiaries employed a total of 1,030 full-time-equivalent employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

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

Holding Company Regulation.  As a bank holding company and financial holding company, we are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999. We must file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and our holding company and nonbanking affiliates are subject to examination by the Federal Reserve Board. Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy, the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank. The Bank Holding Company Act provides that a bank holding company must obtain Federal Reserve Board approval before:

▪
acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);

▪	acquiring all or substantially all of the assets of another bank or bank holding company; or

▪	merging or consolidating with another bank holding company.

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

In November 1999, the Gramm-Leach-Bliley Act became law. The Gramm-Leach-Bliley Act is intended to, among other things, facilitate affiliations among banks, securities firms, insurance firms and other financial companies. To further this goal, the Gramm-Leach-Bliley Act amended portions of the Bank Holding Company Act of 1956 to authorize bank holding companies, such as us, through non-bank subsidiaries to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. In order to undertake these activities, a bank holding company must become a "financial holding company" by submitting to the appropriate Federal Reserve Bank a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed. We submitted the declaration of our election to become a financial holding company with the Federal Reserve Bank of Chicago in June 2002, and our election became effective in July 2002.

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

The Federal Reserve Board's risk-based guidelines establish a two-tier capital framework. Tier 1 capital consists of common stockholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles. Tier 2 capital consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities. The sum of Tier 1 and Tier 2 capital represents qualifying total capital, at least 50% of which must consist of Tier 1 capital.

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2004 were 11.30% and 12.46%, respectively.

The Federal Reserve Board’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, we had a leverage ratio of 8.56%.

To be considered “well capitalized,” a bank holding company must have a total risk-based capital ratio of at least 10% and a Tier 1 risk-based capital ratio of at least 6% on a consolidated basis, and not be subject to any written agreement, order, capital directive or prompt corrective action directive requiring it to maintain a specific capital measure. As of December 31, 2004, we met the requirements to be considered “well capitalized”.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within these categories. This act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, the Federal Deposit Insurance Corporation Improvement Act requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet these standards.

The various federal regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by the Federal Deposit Insurance Corporation Improvement Act, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. These regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive or order. An institution is "adequately capitalized" if it has a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a leverage ratio of at least 4% (3% in certain circumstances). An institution is “undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 4%, a total risk-based capital ratio of less than 8% or a leverage ratio of less than 4%. An institution is "significantly undercapitalized" if it has a Tier 1 risk-based capital ratio of less than 3%, a total risk-based capital ratio of less than 6% or a leverage ratio of less than 3%. An institution is "critically undercapitalized" if its tangible equity is equal to or less than 2% of total assets. Generally, an institution may be reclassified in a lower capitalization category if it is determined that the institution is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

As of December 31, 2004, each of our subsidiary banks met the requirements to be classified as “well-capitalized.”

                Dividends.  The Federal Reserve Board's policy is that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition, and that it is inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, a bank that is classified under the prompt corrective action regulations as "undercapitalized" will be prohibited from paying any dividends.

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

Federal Deposit Insurance Corporation Insurance Assessments.  Each of our subsidiary banks is insured by the Federal Deposit Insurance Corporation; accordingly, all of our deposits are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the Bank Insurance Fund and the Savings Association Insurance Fund and to impose special additional assessments. The Federal Deposit Insurance Corporation applies a risk-based assessment system that places each financial institution into one of nine risk categories, based on capital levels and supervisory criteria and an evaluation of the bank's risk to the Bank Insurance Fund or Savings Association Insurance Fund, as applicable. The current Federal Deposit Insurance Corporation premium schedule for the Savings Association Insurance Fund and the Bank Insurance Fund ranges from 0% to 0.27%. In addition, Federal Deposit Insurance Corporation insured institutions are subject to quarterly assessments to cover interest payments made by the Financing Corporation, established by the Competitive Equality Banking Act of 1987, on 30-year bonds issued in the 1980s in an effort to end the savings-and-loan crisis. During the year ended December 31, 2004, the quarterly assessments were approximately 0.015%.

Liability of Commonly Controlled Institutions.  Federal Deposit Insurance Corporation-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the Federal Deposit Insurance Corporation due to the default of a Federal Deposit Insurance Corporation-insured depository institution controlled by the same bank holding company, and for any assistance provided by the Federal Deposit Insurance Corporation to a Federal Deposit Insurance Corporation-insured depository institution that is in danger of default and that is controlled by the same bank holding company. "Default" means generally the appointment of a conservator or receiver. "In danger of default" means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. Thus, any of our subsidiary banks could incur liability to the Federal Deposit Insurance Corporation for any loss incurred or reasonably expected to be incurred by the Federal Deposit Insurance Corporation for any other subsidiary bank which is in default or in danger of default.

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

As of their last examinations, MB Financial Bank received a Community Reinvestment Act rating of “outstanding” and Union Bank received a Community Reinvestment Act rating of “satisfactory.”

Interstate Banking and Branching.  The Federal Reserve Board may approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the bank holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the law of the target bank’s home state. The Federal Reserve Board also may not approve an application if the bank holding company (and its bank affiliates) controls or would control more than ten percent of the insured deposits in the United States or, generally, 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Individual states may waive the 30% statewide concentration limit. Each state may limit the percentage of total insured deposits in the state that may be held or controlled by a bank or bank holding company to the extent the limitation does not discriminate against out-of-state banks or bank holding companies.

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001.  The President signed the USA Patriot Act of 2001 into law in October 2001. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as our banking and broker-dealer subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The increased obligations of financial institutions, including us, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, requires the implementation and maintenance of internal procedures, practices and controls which have increased, and may continue to increase, our costs and may subject us to liability.

As noted above, enforcement and compliance-related activity by government agencies has increased. Money laundering and anti-terrorism compliance is among the areas receiving a high level of focus in the present environment.

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

Internet Website

We maintain a website with the address www.mbfinancial.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Other than an investor's own Internet access charges, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

Item 2.  Properties

We conduct our business at 45 retail banking center locations in the Chicago, Oklahoma City and Philadelphia metropolitan areas. We own 33 of our banking center facilities. The other facilities are leased for various terms. All of the branches have ATMs, and we have 21 additional ATMs at other locations. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

Set forth below is information relating to each of our offices. The total net book value of our premises and equipment (including land and land improvements, buildings, furniture and equipment, and buildings and leasehold improvements) at December 31, 2004 was $113.6 million.

Principal Business Office:

801 West Madison Street, Chicago, Illinois (2)

Banking Office Locations:

Chicago (Central)
1200 North Ashland Avenue, Chicago, Illinois (1)
936 North Western, Chicago, Illinois
820 North Western, Chicago, Illinois
2 South LaSalle Street, Chicago, Illinois (1)
303 East Wacker Drive, Chicago, Illinois (1)
One East Wacker Drive, Chicago, Illinois (1)
One South Wacker Drive, Chicago, Illinois (1)

Chicago (North)
2965 North Milwaukee, Chicago, Illinois
5670 North Milwaukee, Chicago, Illinois
6443 North Sheridan Road, Chicago, Illinois (1)

Chicago (West)
6422 West Archer Avenue, Chicago, Illinois
8300 West Belmont, Chicago, Illinois
1420 West Madison Street, Chicago, Illinois (1)

Banking Office Locations (continued):

Chicago (South)
5100 South Damen Avenue, Chicago, Illinois
1618 West 18th Street, Chicago, Illinois
3030 East 92nd Street, Chicago, Illinois

Chicago (Suburban)
5750 West 87th Street, Burbank, Illinois
7000 County Line Road, Burr Ridge, Illinois
14122 Chicago Road, Dolton, Illinois
990 North York Road, Elmhurst, Illinois
1540 Route 59, Joliet, Illinois
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
9147 Waukekgan Road, Morton Grove, Illinois
15 East Prospect Avenue, Mount Prospect, Illinois (1)
7557 West Oakton Street, Niles, Illinois (1)
7222 West Cermak Road, North Riverside, Illinois (1)
2251 Plum Grove Road, Palatine, Illinois

Chicago (Suburban)
1014 Busse Highway, Park Ridge, Illinois (1)
6111 North River Road, Rosemont, Illinois (2)
200 West Higgins Road, Schaumburg, Illinois (1)
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

Pennsylvania
7918 Bustleton Avenue, Philadelphia, Pennsylvannia

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
7501 West Cermak Road, North Riverside, Illinois

Banking Office Locations (continued):

ATM Only
17 W 648 22nd Street, Oakbrook Terrace, Illinois
16333 South LaGrange Road, Orland Park, Illinois
124 May Road, Peru, Illinois
900 East Higgins Road, Schaumburg, Illinois
5300 Old Orchard Road, Skokie, Illinois
16179 South Park Avenue, South Holland, Illinois
28141 Diehl Road, Warrenville, Illinois
1 East State Street, Hammond, Indiana
_________________

(1)	Leased facilities.
(2)	Land under building site is leased; other land and building are owned.
(3)	Space for ATM location leased.

We also have office locations in Troy, Michigan, Long Beach, California, and Freeport, The Bahamas. The Troy and Long Beach locations are used strictly as part of LaSalle’s lease business operations. The Freeport office houses the headquarters for MBRE Holdings LLC. None of these locations provide banking services to our customers.

Item 3.  Legal Proceedings

We are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of our businesses. While the ultimate outcome of pending proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing us in such proceedings, that the resolution of these proceedings should not have a material adverse effect on our consolidated financial position or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ National Market under the symbol “MBFI”. There were 1,151 holders of record of our common stock as of December 31, 2004. The following table presents quarterly market information and cash dividends paid per share for our common stock for 2004 and 2003:

	Market Price Range (1)
	High	Low	Dividends Paid (1)
2004
Quarter ended December 31, 2004	$43.50	$39.53	$0.13
Quarter ended September 30, 2004	40.91	34.94	0.13
Quarter ended June 30, 2004	40.00	32.56	0.12
Quarter ended March 31, 2004	39.94	35.10	0.12

2003
Quarter ended December 31, 2003	$36.70	$28.88	$0.12
Quarter ended September 30, 2003	30.00	26.15	0.12
Quarter ended June 30, 2003	27.53	23.77	0.10
Quarter ended March 31, 2003	24.17	21.87	0.10

(1) Amounts have been adjusted to reflect a three-for-two stock split in the form of a 50% stock dividend paid in December 2003.

The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to stockholders is dividends paid to us from our subsidiary banks. We have an internal policy which provides that dividends paid to us by a subsidiary bank cannot exceed an amount that would cause the bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios to fall below 11%, 8% and 7%, respectively. The minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes are 10%, 6% and 5%, respectively. At December 31, 2004, our subsidiary banks could pay a combined $56.5 million in dividends and comply with our internal policy regarding minimum regulatory capital ratios. In addition to adhering to our internal policy, there are regulatory restrictions on the ability of national banks to pay dividends. See “Item 1. Business - Supervision and Regulation - Dividends” above.

The following table sets forth information for the three months ended December 31, 2004 with respect to repurchases of our outstanding common shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2004 - October 31, 2004	-	$ -	-	-
November 1, 2004 - November 30, 2004	-	-	-	-
December 1, 2004 - December 31, 2004	25,000	40.93	25,000	475,000
Total	25,000	$ 40.93	25,000	475,000

(1)	On November 22, 2004, we announced our intention to repurchase up to 500,000 of our outstanding shares in the open market or in privately negotiated transactions. These shares may be purchased from time to time over a twelve-month period from the date of announcement depending upon market conditions and other factors. No other repurchase plans or programs expired or terminated during the three months ended December 31, 2004.

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

    Our summary consolidated financial information and other financial data contain information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include tangible book value per share and tangible equity to assets ratio. Our management uses these non-GAAP measures in its analysis of our performance. These measures exclude the ending balances of acquisition-related goodwill and other intangible assets, net of tax benefit, in determining tangible stockholders’ equity. Banking and financial institution regulators also exclude goodwill and other intangible assets, net of tax benefit, from stockholders’ equity when assessing capital adequacy. Management believes the presentation of the financial measures excluding the impact of these items provides useful supplemental information that is helpful in understanding of our financial results, as they provide a method to assess management’s success in utilizing our tangible capital. This disclosure should not be viewed as a substitute for the results determined to be in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

	As of or for the Year Ended December 31,
	2004	2003	2002	2001	2000 (1)

Statement of Income Data:
Interest income	$229,514	$206,904	$208,866	$227,256	$227,988
Interest expense	69,114	65,368	76,188	111,882	121,227

Net interest income	160,400	141,536	132,678	115,374	106,761
Provision for loan losses	7,800	12,756	13,220	6,901	8,163

Net interest income after provision for loan losses	152,600	128,780	119,458	108,473	98,598
Other income	65,314	61,637	39,116	26,196	20,448
Gain on sale of bank subsidiary	-	3,083	-	-	-
Goodwill amortization expense	-	-	-	2,548	2,229
Other expenses	125,147	116,608	90,833	83,880	81,670
Merger expenses	-	(720)	-	22,661	-

Income before income taxes	92,767	77,612	67,741	25,580	35,147
Applicable income taxes	28,338	24,220	21,371	13,217	8,186

Net income	$64,429	$53,392	$46,370	$12,363	$26,961

Common Share Data (2):
Basic earnings per common share	$2.31	$2.00	$1.75	$0.47	$1.02
Diluted earnings per common share	2.25	1.96	1.72	0.46	1.02
Book value per common share	16.83	14.04	12.91	11.19	10.50
Less: goodwill and other intangible assets, net of tax benefit, per common share	4.63	2.81	1.80	1.29	1.13
Tangible book value per common share (3)	$12.20	$11.23	$11.11	$9.90	$9.37
Weighted average common shares outstanding:
Basic	27,886,191	26,648,265	26,429,523	26,342,712	26,411,048
Diluted	28,625,171	27,198,607	26,987,058	26,771,228	26,422,476
Dividend payout ratio (4)	21.65%	22.00%	22.80%	63.34%	31.19%
Cash dividends per common share (4)	$0.50	$0.44	$0.40	$0.30	$0.32

(1) The information as of and for the year ended December 31, 2000 has been restated to reflect the Old MB Financial-MidCity Financial merger in November 2001, which we accounted for as a pooling-of-interests.
(2) We split our common shares three-for-two by paying a 50% stock dividend in December 2003. All common share and per common share data has been adjusted to reflect the dividend.
(3) Equals stockholders’ equity less goodwill and other intangible assets, net of tax benefit divided by our common shares outstanding.
(4) Prior to the Old MB Financial-MidCity Financial merger, which was completed on November 6, 2001, Old MB Financial did not pay any cash dividends, and we paid our first cash dividend after the Old MB Financial-MidCity Financial merger in February 2002. Accordingly, cash dividends per common share data and dividend payout ratio information during and prior to the year ended December 31, 2001 reflects dividends paid prior to the Old MB Financial-MidCity Financial merger to holders of shares of MidCity Financial common stock, which was converted to our common stock at an exchange ratio of 230.32955 to 1.

Selected Financial Data (continued):

	As of or for the Year Ended December 31,
(Dollars in thousands)	2004	2003	2002	2001 (2)	2000 (1)

Balance Sheet Data:
Cash and due from banks	$88,231	$91,283	$90,522	$106,572	$92,652
Federal funds sold	-	-	16,100	19,500	29,775
Investment securities	1,391,444	1,112,110	893,553	843,286	950,446
Loans, gross	3,345,557	2,825,794	2,504,714	2,311,954	2,019,197
Allowance for loan losses	44,266	39,572	33,890	27,500	26,836
Total assets	5,253,975	4,355,093	3,759,581	3,465,853	3,287,351
Deposits	3,962,012	3,432,035	3,019,565	2,821,726	2,639,395
Short-term and long-term borrowings	662,248	413,064	268,695	277,262	313,397
Junior subordinated notes issued to capital trusts	87,443	87,443	84,800	25,000	25,000
Stockholders’ equity	481,666	375,493	343,187	293,588	277,306
Less: goodwill	123,628	70,293	45,851	32,031	27,635
Less: other intangible assets, net of tax benefit	8,832	4,914	1,818	1,817	2.269
Tangible equity	$349,206	$300,286	$295,518	$259,740	$247,402

Performance Ratios:
Return on average assets (2)	1.34%	1.28%	1.27%	0.36%	0.85%
Return on average equity (2)	14.88	14.82	14.60	4.27	10.24
Net interest margin - fully tax equivalent basis (3)	3.79	3.80	4.03	3.73	3.75
Net interest margin (3)	3.69	3.72	3.97	3.65	3.66
Loans to deposits	84.44	82.34	82.95	81.93	76.50

Asset Quality Ratios:
Non-performing loans to total loans (4)	0.71%	0.75%	0.88%	0.78%	0.81%
Non-performing assets to total assets (5)	0.46	0.50	0.60	0.55	0.52
Allowance for loan losses to total loans	1.32	1.40	1.35	1.19	1.33
Allowance for loan losses to non-performing loans (4)	186.90	187.44	154.16	152.79	163.88
Net loan charge-offs to average loans	0.23	0.37	0.33	0.42	0.15

Liquidity and Capital Ratios:
Tier 1 capital to risk weighted assets	11.30%	11.64%	13.05%	10.73%	11.60%
Total capital to risk weighted assets	12.46	12.86	14.99	12.43	12.74
Tier 1 capital to average assets	8.56	8.97	9.74	7.96	8.46
Average equity to average assets	9.02	8.63	8.68	8.45	8.26
Tangible equity to assets (6)	6.82	7.02	7.96	7.57	7.59

Other:
Banking facilities	45	41	44	38	39
Full time equivalent employees	1,030	936	809	754	785

(1)
The information as of or for the year ended December 31, 2000 has been restated to reflect the Old MB Financial-MidCity Financial merger in November 2001, which we accounted for as a pooling-of-interests.

(2)	For the year ended December 31, 2001, includes expenses totaling $22.7 million ($19.2 million net of the related tax benefit) incurred in connection with the MB-MidCity merger.
(3)	Net interest margin represents net interest income as a percentage of average interest earning assets.
(4)
Non-performing loans include loans accounted for on a non-accrual basis, accruing loans contractually past due 90 days or more as to interest or principal and loans the terms of which have been renegotiated to provide reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

(5)	Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.
(6)	Equal to total stockholders’ equity less goodwill and other intangibles, net of tax benefit, divided by total assets less goodwill and other intangibles, net of tax benefit.

The following table sets forth our selected quarterly financial data (in thousands, except common share data):

	Three Months Ended 2004				Three Months Ended 2003
	December	September	June	March	December	September	June	March

Statement of Income Data:
Interest income	$ 64,035	$ 60,601	$ 53,761	$ 51,117	$ 51,417	$ 51,720	$ 52,039	$ 51,728
Interest expense	19,893	18,190	15,955	15,076	14,859	15,291	17,305	17,913

Net interest income	44,142	42,411	37,806	36,041	36,558	36,429	34,734	33,815
Provision for loan losses	2,250	1,750	1,800	2,000	2,537	5,405	2,078	2,736

Net interest income after provision for loan losses	41,892	40,661	36,006	34,041	34,021	31,024	32,656	31,079
Other income	16,383	15,469	17,196	16,266	15,528	17,168	17,871	14,153
Other expenses	32,632	32,207	30,960	29,348	28,931	28,546	31,415	26,996
Income before income taxes	25,643	23,923	22,242	20,959	20,618	19,646	19,112	18,236
Income taxes	7,997	7,198	6,772	6,371	6,338	6,028	6,023	5,831
Net income	$ 17,646	$ 16,725	$ 15,470	$ 14,588	$ 14,280	$ 13,618	$ 13,089	$ 12,405

Common Share Data (1):
Basic earnings per common share	$ 0.62	$ 0.58	$ 0.56	$ 0.55	$ 0.53	$ 0.51	$ 0.49	$ 0.47
Diluted earnings per common share	$ 0.60	$ 0.57	$ 0.55	$ 0.53	$ 0.52	$ 0.50	$ 0.48	$ 0.46
Weighted average common shares outstanding	28,629,689	28,640,405	27,491,517	26,766,696	26,735,783	26,680,599	26,602,920	26,571,600
Diluted weighted average common shares outstanding	29,433,018	29,375,486	28,216,504	27,502,434	27,413,576	27,351,141	27,248,883	27,174,284

(1) We split our common shares three-for-two by paying a 50% stock dividend in December 2003. All common share and per common share data has been adjusted to reflect the dividend.

Fourth Quarter Overview

Set forth below are some of the significant items that occurred during the fourth quarter of 2004:

•
We relocated approximately 337 employees to our new MB Financial Center operations facility located in Rosemont, Illinois. The move precipitated the sale of two bank facilities and the retirement of certain bank assets resulting in a net gain of $2.8 million during the quarter. We also incurred approximately $477 thousand in moving expenses related to the consolidation of employees at the MB Financial Center. See “Fourth Quarter Results” section below for further analysis.

•	A $1.4 million net loss on sale of investment securities was recognized as part of our ongoing strategy to maintain good long-term investment portfolio returns.

•
Net loans increased $157 million, or 20.0% on an annualized basis during the fourth quarter due to strong new and existing customer demand for commercial, commercial real estate and construction real estate loans.

•	Net interest margin on a fully tax equivalent basis increased 4 basis points to 3.87% compared to the third quarter of 2004 primarily due to the rise in short-term interest rates.

Fourth Quarter Results

We had net income of $17.6 million for the fourth quarter of 2004, compared to $14.3 million for the fourth quarter of 2003. The results for the fourth quarter of 2004 generated an annualized return on average assets of 1.36% and an annualized return on average equity of 14.69%, compared to 1.33% and 15.39%, respectively, for the same period in 2003.

Net interest income was $44.1 million for the three months ended December 31, 2004, an increase of $7.5 million, or 20.7% from $36.6 million for the comparable period in 2003. Net interest income grew primarily due to a $793.2 million, or 20.5% increase in average interest earning assets. Approximately $400 million of the increase in average interest earning assets was due to our acquisition of First SecurityFed in the second quarter of 2004, with the remainder resulting from organic growth. The net interest margin, expressed on a fully tax equivalent basis, was 3.87% for the fourth quarter of 2004 and 3.84% for the fourth quarter of 2003.

Provision for loan losses decreased $287 thousand to $2.3 million in the fourth quarter of 2004 from $2.5 million in the comparable 2003 period. Net charge-offs were $2.4 million in the quarter ended December 31, 2004 compared to $1.5 million in the quarter ended December 31, 2003. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality” section below for further analysis of the allowance for loan losses.

Other income increased $855 thousand, or 5.5% to $16.4 million for the quarter ended December 31, 2004 from $15.5 million for the fourth quarter of 2003. Net gain (loss) on sale of assets increased by $2.8 million due to a $2.8 million net gain realized on the sale of two banking facilities and the retirement of certain assets relating to the consolidation of employees at MB Financial Center. The net gain is comprised of a $4.2 million gain on the sale of two banking facilities and $1.4 million in losses on the retirement of assets. Deposit service fees increased by $598 thousand primarily due to increases in NSF and overdraft fees and monthly service charges of $437 thousand and $121 thousand, respectively. Increase in cash surrender value of life insurance increased by $171 thousand primarily due to a $6.0 million purchase of insurance by Union Bank in December 2003. Net losses on sale of investment securities available for sale increased by $1.7 million as net losses of $1.4 million were realized in the fourth quarter of 2004 compared to net gains of $269 thousand in the 2003 quarter. The 2004 losses were incurred due to the sale of U.S. Government agencies, states and political subdivisions, and corporate securities totaling $89.2 million in book value as part of our ongoing strategy to maintain good long-term investment portfolio returns. Total sale proceeds of $87.8 million were reinvested in a similar blend of investment securities with higher yields. Net lease financing declined by $704 thousand due to higher levels of income realized on leased equipment in which we own a residual interest, in the fourth quarter of 2003. Other operating income decreased by $461 thousand, primarily due to a $240 thousand decrease in gain on sales of other real estate owned during the 2004 period, a $130 thousand decrease in gain on the sale of residential mortgage loans, and a $46 thousand decline in ATM Fees.

Other expense increased by $3.7 million, or 12.8% to $32.6 million for the quarter ended December 31, 2004 from $28.9 million for the quarter ended December 31, 2003. Occupancy and equipment expense increased by $1.9 million. The increase was due primarily to a $1.0 million decline in building rental income, as well as increases in miscellaneous occupancy and equipment and depreciation expense of $562 thousand and $357 thousand, respectively. Rental income declined due to the departure of two tenants at MB Financial Center in December 2003 in anticipation of the space being occupied by us. Miscellaneous occupancy and equipment increased primarily due to $477 thousand in moving expenses incurred in relocating staff to MB Financial Center, while depreciation expense increased due to assets placed in service at MB Financial Center. Salaries and employee benefits and advertising and marketing expense increased by $1.9 million and $315 thousand, respectively, due to the acquisition of First SecurityFed and organic growth. The fourth quarter of 2003 reflects a $720 thousand reversal of the remaining reserve related to the merger-of-equals between Old MB Financial and MidCity Financial in 2001. Computer service expense increased by $163 thousand due to organic growth and the acquisition of First SecurityFed, as well as system upgrades and expansion related to our new MB Financial Center operations facility in Rosemont, Illinois. Other operating expenses declined by $681 thousand partially due to a $234 thousand decrease in directors fees, as several directors elected to receive option-based compensation rather than cash or stock. Professional and legal expense decreased by $427 thousand due to less litigation activity during the fourth quarter of 2004.

Income tax expense for the three months ended December 31, 2004 increased $1.7 million to $8.0 million compared to $6.3 million for the comparable period in 2003. The effective tax rate was 31.2% and 30.7% for the three months ended December 31, 2004 and 2003, respectively. The increase in the effective tax rate was primarily due to additional state income tax, net of federal benefit, in Oklahoma related to our Union Bank subsidiary for the fourth quarter of 2004 compared to the same period in 2003.

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

Overview

We had net income of $64.4 million for the year ended December 31, 2004 compared to $53.4 million for the year ended December 31, 2003, an increase of $11.0 million, or 20.7%. Fully diluted earnings per share for 2004 increased 14.8% to $2.25 compared to $1.96 per share in 2003.

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities less provision for loan losses. Additionally, our net income is affected by other income and other expenses. The provision for loan losses reflects the amount that we believe is adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, trust, asset management and brokerage fees, net gain (loss) on the sale of securities available for sale, increase in cash surrender value of life insurance, net gain (loss) on sale of assets, gain on sale of bank subsidiary and other operating income. Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, prepayment fee on Federal Home Loan Bank advances and other operating expenses including merger expenses.

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

Allowance for Loan Losses.  Subject to the use of estimates, assumptions, and judgments is management's evaluation process used to determine the adequacy of the allowance for loan losses which combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management or require that adjustments be made to the allowance for loan losses, based on their judgments about information available to them at the time of their examination. We believe the allowance for loan losses is adequate and properly recorded in the financial statements. See "Allowance for Loan Losses" section below for further analysis.

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.   Lease residual value represents the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a quarterly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected. At December 31, 2004, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $26.4 million. See Note 1 and Note 6 of the notes to our audited consolidated financial statements for additional information.

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

Net Interest Income

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the related yields, as well as the interest expense on average interest bearing liabilities, and the related costs, expressed both in dollars and rates (dollars in thousands). The table below and the discussion that follows contain presentations of net interest income and net interest margin on a tax-equivalent basis, which is adjusted for the tax-favored status of income from certain loans and investments. Net interest margin also is presented on a tax-equivalent basis in “Item 6. Selected Financial Data.” We believe this measure to be the preferred industry measurement of net interest income, as it provides a relevant comparison between taxable and non-taxable amounts. A reconciliation of net interest income on a tax-equivalent basis to net interest income in accordance with accounting principles generally accepted in the United States of America is provided in the table.

	Year Ended December 31,
	2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets:
Loans (1) (2)	$ 3,076,077	$ 178,005	5.79%	$ 2,746,920	$ 164,325	5.98%	$ 2,414,803	$ 161,241	6.68%
Loans exempt from federal income taxes (3)	3,164	206	6.40	3,589	238	6.54	7,480	545	7.29
Taxable investment securities	1,036,372	43,061	4.15	884,619	36,933	4.18	818,265	43,506	5.32
Investment securities exempt from federal income taxes (3)	220,148	12,563	5.61	141,171	8,035	5.61	80,920	5,205	6.43
Federal funds sold	5,008	48	0.94	19,439	215	1.09	21,389	338	1.58
Other interest bearing deposits	9,463	100	1.06	6,568	53	0.81	2,843	44	1.55
Total interest earning assets	4,350,232	233,983	5.38	3,802,306	209,799	5.52	3,345,700	210,879	6.30
Non-interest earning assets	450,929			371,002			313,153
Total assets	$ 4,801,161			$ 4,173,308			$ 3,658,853

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$ 741,912	$ 5,835	0.79	$ 684,819	$ 5,986	0.87	$ 575,036	$ 7,368	1.28
Savings deposits	506,737	2,957	0.58	462,672	3,072	0.66	362,081	3,492	0.96
Time deposits	1,801,494	44,582	2.47	1,646,501	44,170	2.68	1,626,046	56,387	3.47
Short-term borrowings	472,541	6,754	1.43	285,753	4,021	1.41	171,772	3,755	2.19
Long-term borrowings and junior subordinated notes	169,019	8,986	5.23	125,534	8,119	6.38	88,131	5,186	5.88
Total interest bearing liabilities	3,691,703	69,114	1.87	3,205,279	65,368	2.04	2,823,066	76,188	2.70

Non-interest bearing deposits	623,650			554,191			477,823
Other non-interest bearing liabilities	52,816			53,628			40,271
Stockholders’ equity	432,992			360,210			317,693
Total liabilities and stockholders’ equity	$ 4,801,161			$ 4,173,308			$ 3,658,853
Net interest income/interest rate spread (4)		$ 164,869	3.51%		$ 144,431	3.48%		$ 134,691	3.60%
Taxable equivalent adjustment		4,469			2,895			2,013
Net interest income, as reported		$ 160,400			$ 141,536			$ 132,678

Net interest margin on a fully tax equivalent basis (5)			3.79%			3.80%			4.03%
Net interest margin (5)			3.69%			3.72%			3.97%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes loan origination fees of $7.7 million, $4.6 million and $3.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $20.5 million, or 14.2% to $164.9 million for the year ended December 31, 2004 from $144.4 million for the year ended December 31, 2003. Tax-equivalent interest income increased by $24.2 million due to a $547.9 million, or 14.4% increase in average interest earning assets. The increase was comprised of a $328.7 million, or 12.0% increase in average loans, and a $230.7 million, or 22.5% increase in average investment securities, offset by a $14.4 million decline in federal funds sold. The increase in average interest earning assets was partially offset by a 14 basis point decline in their yield to 5.38% partially due to lower intermediate and long-term interest rates in 2004. Interest expense increased by $3.7 million due to a $486.2 million, or 15.2% increase in average interest bearing liabilities, which was partially offset by a 17 basis point decline in the cost of interest bearing liabilities partially due to lower intermediate and long-term interest rates in 2004. The increase in average interest earning assets and interest bearing liabilities was primarily due to organic growth, as well as the acquisition of First SecurityFed in the second quarter of 2004, which added approximately $235 million in average interest earning assets and $240 million in average interest bearing liabilities.

For the year ended December 2003, net interest income on a tax equivalent basis increased $9.7 million, or 7.2% to $144.4 million from $134.7 million for the year ended December 31, 2002. Tax-equivalent interest income declined by $1.1 million due to a 78 basis point decline in tax-equivalent yield. The decline in yield was partially offset by a $456.6 million, or 13.6% increase in average interest earning assets, comprised of a $328.2 million, or 13.6% increase in average loans and a $126.6 million, or 14.1% increase in average investment securities. Interest expense declined by $10.8 million due to a 66 basis point decline in the cost of interest bearing liabilities which was partially offset by a $382.2 million increase in average interest bearing liabilities. The increase in average interest earning assets and average interest bearing liabilities is primarily due to the acquisition of South Holland in the first quarter of 2003 and growth of our commercial lending business. The net interest margin expressed on a fully tax equivalent basis decreased 23 basis points to 3.80% in 2003 from 4.03% in 2002. Of this decline in the net interest margin, approximately 7 basis points is due to the addition of $59.8 million in junior subordinated notes issued to capital trusts in August 2002. Premium amortization expense on mortgage-backed securities caused a further decline of 12 basis points due to higher than expected prepayments during the 2003 period. The remaining decrease is primarily due to interest margin compression caused by the decline in market rates during 2003.

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

	Year ended December 31,
	2004 Compared to 2003			2003 Compared to 2002
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Earning Assets:
Loans	$ 19,191	$ (5,511)	$ 13,680	$ 20,891	$ (17,807)	$ 3,084
Loans exempt from federal income taxes (1)	(28)	(4)	(32)	(263)	(44)	(307)
Taxable investment securities	6,306	(178)	6,128	3,320	(9,893)	(6,573)
Investment securities exempt from federal income taxes (1)	4,507	21	4,528	3,490	(660)	2,830
Federal funds sold	(141)	(26)	(167)	(29)	(94)	(123)
Other interest bearing deposits	28	19	47	37	(28)	9
Total increase (decrease) in interest income	29,863	(5,679)	24,184	27,446	(28,526)	(1,080)

Interest Bearing Liabilities:
NOW and money market deposit accounts	476	(627)	(151)	1,239	(2,621)	(1,382)
Savings deposits	277	(392)	(115)	828	(1,248)	(420)
Time deposits	3,981	(3,569)	412	701	(12,918)	(12,217)
Short-term borrowings	2,669	64	2,733	1,914	(1,648)	(266)
Long-term borrowings and junior
subordinated notes	2,482	(1,615)	867	2,378	555	2,933
Total increase (decrease) in interest expense	9,885	(6,139)	3,746	7,060	(17,880)	(10,820)
Increase (decrease) in net interest income	$ 19,978	$ 460	$ 20,438	$ 20,386	$ (10,646)	$ 9,740

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% rate.

Other Income

Other income increased $594 thousand, or 0.9% to $65.3 million for the year ended December 31, 2004 from $64.7 million for the 2003 period. Net gain (loss) on sale of assets increased $3.4 million primarily due to a net gain of $2.8 million realized on the sale of two banking facilities and the retirement of certain assets relating to the consolidation of employees at MB Financial Center. Trust, asset management and brokerage fees increased by $1.8 million to $15.2 million due to a $1.6 million increase in brokerage fees and a $397 thousand increase in income from trust and asset management activities, offset by a $121 thousand decline in insurance agency fees. Brokerage fees increased primarily due to higher investment sales activity at Vision, our wholly owned full service broker/dealer. Deposit service fees increased by $1.5 million primarily due to increases in NSF and overdraft fees and monthly service charges of $1.1 million and $362 thousand, respectively. Gain on sale of bank subsidiary declined by $3.1 million, reflecting the sale of Abrams, our former banking subsidiary located in Dallas, Texas, in the second quarter of 2003. Loan service fees declined by $1.2 million primarily due to declines in loan prepayment fees and mortgage banking fees of $599 thousand and $504 thousand, respectively, as there was significantly less loan refinancing activity in 2004. Net (loss) gain on sale of securities available for sale decreased by $1.1 million due to net losses of $308 thousand in 2004 compared to net gains of $798 thousand in 2003. Other operating income also declined by $1.1 million, primarily due to a $720 thousand decline in gain on the sale of residential mortgage loans. Mortgage loans sold (excluding $88.2 million of First SecurityFed loans which were securitized and transferred to investment securities available for sale in the third quarter of 2004) decreased $97.0 million to $20.8 million for the year ended December 31, 2004 compared to $117.8 million during the same period of 2003. The volume of mortgage loans originated and sold during 2004 was significantly lower than 2003 primarily due to less loan refinancing activity in the 2004 period.

Other income increased $25.6 million, or 65.5% to $64.7 million in 2003 from $39.1 million in the 2002 period. Trust, asset management and brokerage fees increased by $8.6 million due to a $6.2 million increase in brokerage fees and a $2.4 million increase in income from trust and asset management activities. Brokerage fees increased due to the acquisition of Vision. The $2.4 million increase in trust and asset management income was primarily due to an additional $2.1 million in revenues generated by South Holland’s trust business. Net lease financing increased by $8.4 million primarily due to the acquisition of LaSalle in the third quarter of 2002, which added $6.3 million in additional revenues, and improved residual value performance within the lease investment portfolio. Deposit service fees increased by $6.2 million primarily due to a $5.2 million increase in NSF and overdraft fees, which grew due to the introduction of a new overdraft protection product and other deposit service pricing methods that went into effect in January 2003, as well as the acquisition of South Holland. Our sale of Abrams in the second quarter of 2003 resulted in a $3.1 million gain. Loan service fees increased by $795 thousand primarily due to a $537 thousand increase in prepayment fees. Other operating income increased by $516 thousand due to an $804 thousand increase in gain on sale of loans. Gain on sale of loans includes $1.8 million in gains on sale of real estate loans which were offset by an $800 thousand lower of cost or market adjustment on mobile home loans transferred to loans held for sale in the third quarter of 2003 and subsequently sold in the fourth quarter of 2003. Net gain on sale of securities available for sale and increase in cash surrender value of life insurance declined by $979 thousand and $607 thousand, respectively.

Other Expenses

Other expense increased by $9.3 million, or 8.0% to $125.1 million for the year ended December 31, 2004 from $115.8 million for the year ended December 31, 2003. Salaries and employee benefits and advertising and marketing expense increased by $6.2 million and $930 thousand, respectively, due to the acquisition of First SecurityFed and organic growth. Occupancy and equipment expense increased by $3.8 million. Property tax expense, depreciation expense, utilities expense and repair and maintenance expense increased by $950 thousand, $887 thousand, $478 thousand and $459 thousand, respectively, due to expenses associated with new MB Financial Center and the acquisition of First SecurityFed. Miscellaneous occupancy and equipment increased by $575 thousand, primarily due to $477 thousand in moving expenses incurred in relocating staff to MB Financial Center. The year ended December 31, 2003 reflects a $720 thousand reversal of the remaining reserve related to the merger-of-equals between Old MB Financial and MidCity Financial in 2001. Brokerage fee expense increased by $705 thousand primarily due to higher investment sales activity at Vision during 2004. Computer service expense increased by $679 thousand due to organic growth and acquisition of First SecurityFed, as well as system upgrades and expansion related to the new MB Financial Center. Professional and legal expense decreased by $2.7 million. The decrease was due to non-routine expenses incurred in the year ended December 31, 2003, primarily the write-off of $1.2 million in costs associated with planning construction of a new operations center prior to management’s decision to pursue the more cost-effective option of purchasing an existing structure, approximately $400 thousand in legal expense as the plaintiff in litigation defending our corporate trademark, and the settlement of litigation costing approximately $300 thousand in conjunction with the sale of Abrams. Prepayment fee on Federal Home Loan Bank advances decreased by $1.1 million due to a fee incurred in the 2003 period on the payoff of $8.1 million in long-term advances; there were no prepayments in the 2004 period.

Other expenses increased by $25.1 million, or 27.6% to $115.9 million for the year ended December 31, 2003 from $90.8 million for the year ended December 31, 2002. Salaries and employee benefits increased by $12.4 million due to the South Holland and LaSalle acquisitions, the acquisition of First National Bank of Lincolnwood (Lincolnwood) in the second quarter of 2002, and our continued investment in personnel. Brokerage fee expense increased by $3.9 million due to the acquisition of Vision. Other operating expense increased by $2.8 million due to the South Holland, LaSalle and Lincolnwood acquisitions. Professional and legal expense increased by $1.8 million. This increase was primarily due to the write off of $1.2 million in costs associated with planning construction of a new operations center prior to management’s decision to pursue the more cost-effective option of purchasing an existing building in Rosemont, Illinois during the third quarter of 2003. In conjunction with the sale of Abrams, we settled litigation in the amount of approximately $300 thousand. Prepayment fee on Federal Home Loan Bank advances increased by $1.1 million due to a prepayment fee incurred in the 2003 period on the payoff of $8.1 million in long-term advances. Occupancy and equipment expense, telecommunication expense, computer services expense and advertising and marketing expense increased by $1.5 million, $828 thousand, $806 thousand and $677 thousand, respectively, due to the LaSalle, South Holland and Lincolnwood acquisitions. Merger expenses during 2003 reflect a $720 thousand reversal of expense reserve no longer needed relating to the merger-of-equals between Old MB Financial and MidCity Financial in 2001.

Income Taxes

Income tax expense for the year ended December 31, 2004 increased $4.1 million to $28.3 million compared to $24.2 million for 2003. The effective tax rate was 30.5% and 31.2% for the years ended December 31, 2004 and 2003, respectively. The decline in the effective tax rate was primarily due to a $2.9 million increase in nontaxable investment securities income during the year ended December 31, 2004 compared to the same period in 2003.

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

Balance Sheet

Total assets increased $898.9 million or 20.6% to $5.3 billion at December 31, 2004 from $4.4 billion at December 31, 2003. Net loans increased by $515.1 million, or 18.5% to $3.3 billion at December 31, 2004 (See “Loan Portfolio” section below). Investment securities available for sale increased by $279.3 million, or 25.1% to $1.4 billion at December 31, 2004. The above increases were due to our acquisition of First SecurityFed, which had total assets, net loans and investment securities available for sale of $576.0 million, $295.8 million and $162.1 million, respectively, at the acquisition date, and organic growth. During the third quarter of 2004, $88.2 million in residential real estate loans acquired from First SecurityFed were securitized and transferred to investment securities available for sale for additional flexibility and favorable capital treatment on our balance sheet.

Total liabilities increased by $792.7 million, or 19.9% to $4.8 billion at December 31, 2004 from $4.0 billion at December 31, 2003. Total deposits grew by $530.0 million, or 15.4% to $4.0 billion at December 31, 2004, partially due to our acquisition of First SecurityFed, which had total deposits of $319.9 million at the date of acquisition, as well as organic growth. Short-term borrowings increased by $179.6 million, or 45.9% due to increases of $112.2 million and $114.9 million in short-term Federal Home Loan Bank advances ($17.2 million assumed from First SecurityFed), and securities sold under agreement to repurchase, respectively, which were partially offset by a $47.5 million decrease in federal funds purchased. Long-term borrowings increased by $69.6 million, primarily due to a $74.2 million increase in long-term Federal Home Loan Bank advances, of which $70.3 million were assumed in the First SecurityFed acquisition.

Total stockholders’ equity increased $106.2 million, or 28.3% to $481.7 million at December 31, 2004 compared to $375.5 million at December 31, 2003. Additional paid-in capital increased by $66.0 million, due to shares issued in conjunction with the First SecurityFed acquisition. Retained earnings increased by $50.5 million due to net income of $64.4 million partially offset by $13.9 million, or $0.50 per share, in cash dividends. The above increases were offset by a $5.5 million increase in treasury stock, a $4.1 million decline in other comprehensive income, and an $870 thousand increase in unearned compensation related to restricted stock awards.

Investment Securities

The primary purpose of the investment portfolio is to provide a source of earnings, for liquidity management purposes, and to control interest rate risk. In managing the portfolio, we seek safety of principal, liquidity, diversification and maximized return on funds. See “Liquidity and Capital Resources” in this Item 7 and “Quantitative and Qualitative Disclosures About Market Risk - Asset Liability Management” under Item 7A.

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	Year-ended December 31,
	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury securities	$23,212	$23,738	$22,157	$23,435	$23,661	$25,269
U.S. Government agencies	319,708	323,803	233,472	243,402	262,092	279,469
States and political subdivisions	251,846	255,009	177,731	180,092	67,530	70,388
Mortgage-backed securities	670,867	667,326	574,456	570,140	443,044	448,018
Corporate bonds	41,082	43,413	44,074	45,074	45,937	45,241
Equity securities	77,403	77,630	47,004	47,632	18,185	18,351
Debt securities issued by foreign governments	525	525	560	560	690	690
Investment in equity lines of credit trusts	-	-	1,775	1,775	6,127	6,127
Total	$1,384,643	$1,391,444	$1,101,229	$1,112,110	$867,266	$893,553

U.S. Treasury securities and securities of U.S. Government agencies generally consist of fixed rate securities with maturities of three months to three years. States and political subdivisions investment securities consist of investment grade and local non-rated issues with maturities of one year to fifteen years. The average expected life of mortgage-backed securities generally ranges between one and four years. Corporate bonds typically have terms of five years or less. Investments obtained through acquisitions and retained in our portfolio may have maturities that do not meet our normal criteria for investment purchases.

Securities of a single issuer which had book values in excess of 10.0% of our stockholder’s equity at December 31, 2004, other than U.S. Government agencies and corporations, included mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  FNMA securities had an aggregate book value and market value of $390.0 million and $384.2 million, respectively, at December 31, 2004.  FHLMC securities had an aggregate book value and market value of $221.2 million and $223.1 million, respectively, at December 31, 2004.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities available for sale at December 31, 2004 (dollars in thousands):

			Due after One		Due after Five
	Due in One		Year through		Years through		Due after
	Year or Less		Five Years		Ten Years		Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

U.S. Treasury securities	$ -	-	$ 23,415	4.24%	$ 323	3.54%	$ -	-
U.S. Government agencies	40,171	5.10%	220,621	4.29%	63,011	3.89%	-	-
States and political subdivision (1)	18,705	5.73%	54,614	4.98%	84,213	5.45%	97,477	6.09%
Mortgage-backed securities (2)	48	6.05%	3,894	4.49%	67,494	4.56%	595,890	3.94%
Corporate bonds	3,048	4.68%	3,013	4.13%	4,982	4.15%	32,370	7.04%
Equity securities	77,630	5.69%	-	-	-	-	-	-
Debt securities issued by foreign governments	525	7.24%	-	-	-	-	-	-
Total	$ 140,127	5.51%	$ 305,557	4.41%	$ 220,023	4.07%	$ 725,737	4.37%

(1)	Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.
(2)	These securities are presented based upon contractual maturities.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2004		2003		2002		2001		2000
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial loans	$725,823	22%	$647,365	23%	$558,208	22%	$490,314	21%	$515,644	26%
Commercial loans collateralized by assignment of lease payments	251,025	7%	234,724	8%	274,290	11%	303,063	13%	247,059	12%
Commercial real estate	1,263,910	38%	1,090,498	39%	902,755	36%	862,586	37%	662,287	33%
Residential real estate	436,122	13%	361,110	13%	373,181	15%	351,064	15%	351,138	17%
Construction real estate	402,765	12%	268,523	9%	204,728	8%	132,403	6%	82,173	4%
Consumer loans	265,912	8%	223,574	8%	191,552	8%	172,524	8%	160,896	8%
Gross loans (1)	3,345,557	100%	2,825,794	100%	2,504,714	100%	2,311,954	100%	2,019,197	100%
Allowance for loan losses	(44,266)		(39,572)		(33,890)		(27,500)		(26,836)
Loans, net	$3,301,291		$2,786,222		$2,470,824		$2,284,454		$1,992,361

(1) Gross loan balances at December 31, 2004, 2003, 2002, 2001, and 2000 are net of unearned income, including net deferred loans fees of $4.2 million, $4.2 million, $4.2 million, $3.6 million, and $2.4 million, respectively.

Net loans increased by $515.1 million, or 18.5%, to $3.3 billion at December 31, 2004 from $2.8 billion at December 31, 2003. Commercial real estate, construction real estate, commercial, residential real estate, consumer loans, and commercial loans collateralized by assignment of lease payments grew by $173.4 million, $134.2 million, $78.5 million, $75.0 million, $42.3 million, and $16.3 million, respectively. The increases were primarily due to growth in both existing customer and new customer loan demand resulting from our focus on marketing and new business development as well as our acquisition of First SecurityFed, which had net loans of $295.8 million at the acquisition date. Of the $295.8 million in net loans acquired from First SecurityFed, $88.2 million in residential real estate loans were securitized and transferred to investment securities available for sale in the third quarter of 2004 for additional flexibility and favorable capital treatment on our balance sheet.

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

Loan Maturities

The following table sets forth the scheduled repayment information for our loan portfolio at December 31, 2004 (in thousands). Loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due in One Year		Due after One Year		Due after
	Or Less		Through Five Years		Five Years
	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Fixed Rate	Floating Rate	Total

Commercial loans	$67,037	$529,031	$49,679	$71,056	$5,468	$3,552	$725,823
Commercial loans collateralized by
assignment of lease payments	119,548	94	131,012	-	371	-	251,025
Commercial real estate	148,079	259,034	398,612	387,212	16,382	54,591	1,263,910
Residential real estate	92,001	60,551	171,756	79,567	9,463	22,784	436,122
Construction real estate	3,788	344,315	13,087	41,374	-	201	402,765
Consumer loans	19,379	81,986	20,065	123,497	127	20,858	265,912
Gross loans	$449,832	$1,275,011	$784,211	$702,706	$31,811	$101,986	$3,345,557

Asset Quality

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	At December 31,
	2004	2003	2002	2001	2000

Non-accruing loans (1)	$23,495	$20,795	$21,359	$17,835	$11,894
Loans 90 days or more past due, still accruing interest	189	317	624	164	4,481
Total non-performing loans	23,684	21,112	21,983	17,999	16,375
Other real estate owned	384	472	549	1,164	505
Other repossessed assets	-	-	10	38	101
Total non-performing assets	$24,068	$21,584	$22,542	$19,201	$16,981

Total non-performing loans to total loans	0.71%	0.75%	0.88%	0.78%	0.81%
Allowance for loan losses to non-performing loans	186.90%	187.44%	154.16%	152.79%	163.88%
Total non-performing assets to total assets	0.46%	0.50%	0.60%	0.55%	0.52%

(1) Includes restructured loans totaling $568 thousand and $667 thousand at December 31, 2004 and 2003, respectively. There were no restructured loans at December 31, 2002, 2001, and 2000.

Non-performing Assets

Non-performing loans include loans accounted for on a non-accrual basis, accruing loans contractually past due 90 days or more as to interest and principal and loans whose terms have been restructured to provide reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. Management reviews the loan portfolio for problem loans on an ongoing basis. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for loan losses and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any current year interest previously accrued but not yet collected is reversed against current income. If interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income. Loans will not be placed back on accrual status unless back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to approximately $1.5 million and $1.3 million for the years ended December 31, 2004 and 2003, respectively; none of these amounts were included in interest income during these periods. Our general policy is to place loans 90 days past due on non-accrual status. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest.

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

Total non-performing assets increased by $2.5 million to $24.1 million at December 31, 2004 from $21.6 million at December 31, 2003 primarily due to $2.6 million in loans acquired from First SecurityFed that are currently classified as non-accrual loans, offset by a $128 thousand reduction in loans 90 days or more past due still accruing interest and an $88 thousand reduction in other real estate owned. Total non-performing assets declined by $958 thousand to $21.6 million at December 31, 2003 from $22.5 million at December 31, 2002 due to improvements in loan credit quality from the 2002 period. At December 31, 2002, total non-performing assets increased $3.3 million to $22.5 million from $19.2 million at December 31, 2001 due to a $4.0 million increase in non-performing loans which was partially offset by declines in other real estate and other repossessed assets of $615 thousand and $28 thousand, respectively.

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

We maintain our allowance for loan losses at a level that management believes is adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans, underlying collateral and prior loss experience. We use a risk rating system to evaluate the adequacy of the allowance for loan losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine, by the originating loan officer, Senior Credit Management, loan review or any loan committee, with one being the best case and nine being a loss or the worst case. Estimated loan default factors are multiplied against loan balances in each risk-rating category and then multiplied by an historical loss given default rate by loan type to determine an appropriate level for the allowance for loan losses. A specific reserve may be needed on a loan by loan basis. Loans with risk ratings between six and eight are monitored more closely by the officers and Senior Credit Management, and may result in specific reserves. Control of our loan quality is continually monitored by management and is reviewed by our bank subsidiaries’ boards of directors at their regularly scheduled meetings. We consistently apply our methodology for determining the adequacy of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.

The following table presents an analysis of the allowance for loan losses for the years presented (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002	2001	2000

Balance at beginning of year	$39,572	$33,890	$27,500	$26,836	$21,607
Additions from acquisitions	4,052	3,563	1,212	3,025	-
Allowance related to bank subsidiary sold	-	(528)	-	-	-
Provision for loan losses	7,800	12,756	13,220	6,901	8,163
Charge-offs:
Commercial loans	(5,600)	(7,191)	(4,286)	(8,173)	(845)
Commercial loans collateralized by assignment of lease payments	(1,538)	(131)	(2,112)	(36)	-
Commercial real estate	(1,508)	(4,027)	(1,229)	(44)	(600)
Residential real estate	(338)	(1,621)	(820)	(520)	(753)
Construction real estate	(514)	(920)	-	-	(535)
Consumer loans	(496)	(1,034)	(1,019)	(2,176)	(1,974)
Total charge-offs	(9,994)	(14,924)	(9,466)	(10,949)	(4,707)
Recoveries:
Commercial loans	1,673	2,206	295	476	128
Commercial loans collateralized by assignment of lease payments	104	553	27	-	128
Commercial real estate	36	975	40	6	357
Residential real estate	131	70	42	53	27
Construction real estate	28	-	108	472	-
Consumer loans	864	1,011	912	680	1,133
Total recoveries	2,836	4,815	1,424	1,687	1,773

Net charge-offs	(7,158)	(10,109)	(8,042)	(9,262)	(2,934)

Balance at December 31,	$44,266	$39,572	$33,890	$27,500	$26,836

Total loans at December 31,	$3,345,557	$2,825,794	$2,504,717	$2,311,954	$2,019,197
Ratio of allowance to total loans	1.32%	1.40%	1.35%	1.19%	1.33%
Ratio of net charge-offs to average loans	0.23%	0.37%	0.33%	0.42%	0.15%

Net charge-offs decreased by $2.9 million in the year ended December 31, 2004 compared to the year ended December 31, 2003. Charge-offs declined by $4.9 million as the 2003 period included charge-offs of two commercial loans and one commercial real estate loan totaling $4.1 million and $2.2 million, respectively. Recoveries decreased by $2.0 million primarily due to three loans with recoveries exceeding $400 thousand each in 2003. The acquisition of First SecurityFed added $4.1 million to the allowance in the second quarter of 2004.

Net charge-offs increased by $2.1 million in the year ended December 31, 2003 compared to the year ended December 31, 2002 due to a $5.5 million increase in charge-offs offset by a $3.4 million increase in recoveries. The increase in charge-offs was primarily due to the charge-off of two commercial loans totaling $4.1 million, and one $2.2 million commercial real estate loan. Recoveries increased $3.4 million due to $3.1 million in recoveries exceeding $100 thousand relating to nine loans and our continued diligent collection efforts. The acquisition of First SecurityFed added $4.1 million to the allowance in the second quarter of 2004. In the second quarter of 2003, the allowance was reduced by $528 thousand in conjunction with the sale of Abrams. The acquisitions of South Holland and Lincolnwood added $3.6 million and $1.2 million to the allowance in the first quarter of 2003 and second quarter of 2002, respectively.

Provision for loan losses declined by $5.0 million and $464 thousand in years ended December 31, 2004 and 2003, respectively, based on the results of our quarterly analyses of the loan portfolio and improved credit quality. Provision for loan losses increased by $6.3 million to $13.2 million for the year ended December 31, 2002 compared to $6.9 million for the year ended December 31, 2001.  The increase in annual provision in 2002 was primarily due to weakness in the overall economic environment and an increase in impaired loans during 2002. The provision for loan losses decreased by $1.3 million to $6.9 million in year ended December 31, 2001 from $8.2 million in the year ended December 31, 2000 primarily due to improved credit quality. In the first quarter of 2001, we added $22.8 million of pooled home equity lines of credit to the loan portfolio through the purchase of a 100% interest in our former 97-2 securitization trust and added $2.0 million to the allowance for loan losses for these loans. In the second quarter of 2001, $1.0 million was added to the allowance with the acquisition of First Savings & Loan Association of South Holland in April 2001.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2004		2003		2002		2001		2000
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

Commercial loans	$10,913	22%	$10,327	23%	$9,117	22%	$6,724	21%	$6,012	26%
Commercial loans collateralized by assignment of lease payments	6,563	7%	4,301	8%	3,070	11%	2,703	13%	847	12%
Commercial real estate	10,340	38%	7,327	39%	7,446	36%	4,600	37%	8,547	33%
Residential real estate	868	13%	1,625	13%	1,750	15%	1,542	15%	1,429	17%
Construction real estate	4,451	12%	2,655	9%	1,980	8%	1,258	6%	1,000	4%
Consumer loans and other	925	8%	4,896	8%	2,838	8%	3,963	8%	2,942	8%
Unallocated	10,206	-	8,441	-	7,689	-	6,710	-	6,059	-
Total	$44,266	100%	$39,572	100%	$33,890	100%	$27,500	100%	$26,836	100%

Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including specific reserves, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in our market area. In addition, federal regulatory authorities, as part of the examination process, periodically review our allowance for loan losses. The regulators may require us to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination. Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

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

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the subsidiary banks’ primary regulator, which can order the establishment of additional general or specific loss allowances. There can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially adjust our allowance for loan losses. The Office of the Comptroller of the Currency, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes it has established an adequate allowance for probable loan losses. We analyze our process regularly, with modifications made if needed, and report those results four times per year at meetings of our board of directors. However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially adjust our allowance for loan losses at the time of their examination.

Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

We define potential problem loans as loans rated substandard or doubtful which are included on the watch list presented to our bank subsidiaries’ boards of directors that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans), but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Our decision to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that we recognize potential problem loans carry a higher probability of default. The aggregate principal amounts of potential problem loans as of December 31, 2004 and December 31, 2003 were approximately $44.2 million and $24.8 million, respectively. Potential problem loans increased $19.4 million from December 31, 2003 primarily due to one $16.7 million construction real estate loan classified as substandard. As of December 31, 2004, we expect that both principal and interest on this loan (which is personally guaranteed) will be collected in full through the sale of both residential condominium and commercial retail units. However, there is no assurance that units will be sold in a timely manner, the accrual status of this loan will not change in future reporting periods, or that we will not incur a loss on this loan in the future.

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

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms. Our core deposits consist of checking accounts, NOW accounts, money market accounts, savings accounts and non-public certificates of deposit. These deposits, along with public fund deposits, brokered deposits, and short-term and long-term borrowings are used to support our asset base. Our deposits are obtained predominantly from the geographic trade areas surrounding each of our office locations. We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits. We also use brokered deposits as an alternative funding source which allows us flexibility in managing our overall interest expense.

The following table sets forth the maturities of certificates of deposit and other time deposits $100,000 and over at December 31, 2004 (in thousands):

At December 31, 2004
Certificates of deposit $100,000 and over:
Maturing within three months	$283,449
After three but within six months	112,670
After six but within twelve months	162,889
After twelve months	271,157
Total certificates of deposit $100,000 and over	$830,165

Other time deposits $100,000 and over:
Maturing within three months	$6,341
After three but within six months	6,095
After six but within twelve months	11,638
After twelve months	17,139
Total other time deposits $100,000 and over	$41,213

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31,
	2004		2003
	Amount	Percent	Amount	Percent

Demand deposits, noninterest bearing	$673,752	17.01%	$598,961	17.45%
NOW and money market accounts	816,580	20.61	713,303	20.78
Savings deposits	535,341	13.51	460,846	13.43
Time certificates, $100,000 or more	871,378	21.99	630,972	18.39
Other time certificates	1,064,961	26.88	1,027,953	29.95
Total	$3,962,012	100.00%	$3,432,035	100.00%

Borrowings.  We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base. Short-term borrowings from time to time include federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank advances and correspondent bank lines of credit. Company repurchase agreements increased during 2004 to fund strong loan demand, which outpaced organic deposit growth. We also offer customers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements. As business customers have grown more sophisticated in managing their daily cash position, demand for the sweep product has increased. Short-term borrowings increased by $179.6 million to $571.2 million at December 31, 2004 compared to $391.6 million at December 31, 2003.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2004	2003	2002

Federal funds purchased:
Average balance outstanding	$25,431	$20,565	$7,618
Maximum outstanding at any month-end during the period	63,000	75,210	63,220
Balance outstanding at end of period	-	47,525	63,220
Weighted average interest rate during the period	1.79%	1.34%	1.97%
Weighted average interest rate at end of the period	-%	1.26%	1.46%
Securities sold under agreements to repurchase:
Average balance outstanding	$251,055	$202,875	$152,004
Maximum outstanding at any month-end during the period	333,936	241,632	159,618
Balance outstanding at end of period (1)	333,936	219,075	157,477
Weighted average interest rate during the period	1.27%	1.37%	2.07%
Weighted average interest rate at end of the period	1.89%	1.16%	1.62%
Federal Home Loan Bank advances:
Average balance outstanding	$192,720	$57,998	$9,644
Maximum outstanding at any month-end during the period	237,219	130,000	30,000
Balance outstanding at end of period	237,219	125,000	2,000
Weighted average interest rate during the period	1.57%	1.47%	3.85%
Weighted average interest rate at end of the period	2.20%	1.35%	5.85%
Correspondent bank lines of credit:
Average balance outstanding	$3,262	$4,315	$2,506
Maximum outstanding at any month-end during the period	26,000	20,000	11,600
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	2.80%	2.56%	3.20%
Weighted average interest rate at end of the period	-	-	-

(1)
Balance comprised of company repurchase agreements totaling $172.4 million, $55.7 million, and $55.7 million at December 31, 2004, 2003 and 2002, respectively, and customer repurchase agreements totaling $161.5 million, $163.4 million and $101.8 million at December 31, 2004, 2003 and 2002, respectively.

Long-term borrowings include notes payable to other banks to support a portfolio of equipment that we own and lease to other companies, as well as Federal Home Loan Bank advances. As of December 31, 2004 and December 31, 2003, our long-term borrowings were $91.1 million and $21.5 million, respectively. Long-term borrowings increased $69.6 million primarily due to $70.3 million in Federal Home Loan Bank advances with maturities greater than one year assumed in the First SecurityFed acquisition.

Junior subordinated notes issued to capital trusts include debentures we sold to Coal City Capital Trust I and MB Financial Capital Trust I in connection with the issuance of their preferred securities in 1998 and 2002, respectively. As of December 31, 2004 and December 31, 2003, our junior subordinated notes issued to capital trusts were $87.4 million. The $2.6 million increase from 2002 is due to our adoption of the Financial Accounting Standards Board’s revised version of Interpretation No. 46 as of December 31, 2003. See Note 1 to the consolidated financial statements for further analysis.

Liquidity

Bank Liquidity.  Liquidity management is monitored by an Asset/Liability Management Committee, consisting of members of management and the boards of directors of our subsidiary banks, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

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

Our banks have no required regulatory liquidity ratios to maintain; however, they each adhere to an internal policy which dictates a ratio of loans to deposits and our liquidity. Our current policy maintains that we, on a consolidated basis, may not have a ratio of loans (excluding lease loans where the related lessee has outstanding securities rated investment grade or where the related lessee would be viewed under our underwriting policies as an investment grade company) to deposits in excess of 80%, or a ratio of loans (including all lease loans) to deposits in excess of 90%. Additionally, as a general rule, our liquidity ratio (defined as cash, short-term assets and other marketable assets less pledged investment securities divided by deposits and short-term liabilities less pledged investment securities) should not fall below 10% for more than 60 days at any one time during the year. At December 31, 2004, our banks were in compliance with the foregoing policies.

      At December 31, 2004, our banks had outstanding loan origination commitments and unused commercial and retail lines of credit of approximately $1.0 billion. Our banks anticipate that they will have sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $1.3 billion at December 31, 2004. Although no assurance can be given, we expect to retain a substantial majority of these certificates of deposit.

In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. While, at December 31, 2004, there were no firm lending commitments in place, management believes that our banks could borrow approximately $168.0 million for a short time from these banks on a collective basis. Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and Union Bank, N.A. is a member of the Federal Home Loan Bank of Topeka, Kansas and both banks have the ability to borrow from their respective Federal Home Loan Banks. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, the temporary curtailment of lending activities or sale of certain real estate and lease loans.

Corporation Liquidity.  Our main sources of liquidity at the holding company level are dividends from our subsidiary banks and a line of credit maintained with a large regional correspondent bank in the amount of $26.0 million. As of December 31, 2004, we had $26.0 million undrawn and available under our line of credit.

Our subsidiary banks are subject to various regulatory capital requirements administered by federal and state banking agencies, which affect their ability to pay dividends to us. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Additionally, our current policy effectively limits the amount of dividends our banks may pay to us by requiring each bank to maintain total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 11%, 8% and 7%, respectively. The minimum ratios required for a bank to be considered "well capitalized" for regulatory purposes are 10%, 6% and 5%, respectively. At December 31, 2004, our subsidiary banks could pay a combined $56.5 million in dividends and comply with our bylaws regarding minimum regulatory capital ratios. In addition to adhering to our policy, there are regulatory restrictions on the ability of national banks to pay dividends. See "Item 1. Business - Supervision and Regulation."

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

Interest rate swaps designated as an interest rate related hedge of an existing fixed rate asset or liability are fair value type hedges. We currently use fair value type hedges, or interest rate swaps, to mitigate the interest sensitivity of certain qualifying commercial loans and brokered time certificates of deposit. The change in fair value of both the interest rate swap and hedged instrument is recorded in current earnings. If a hedge ceases to qualify for hedge accounting prior to maturity, previous adjustments to the carrying value of the hedged item are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest-bearing instrument that has not been sold or extinguished). For additional information, including the notional amount and fair value of our interest rate swaps at December 31, 2004, see Note 20 “Derivative Financial Instruments” to the consolidated financial statements.

Trust Preferred Securities.  In addition to our commitments and derivative financial instruments of the types described above, our off balance sheet arrangements include our combined $2.6 million ownership interests in the common securities of the statutory trusts we established to issue trust preferred securities. See “Capital Resources” below in this Item 7 and Note 12 “Junior Subordinated Notes Issued to Capital Trusts” to the consolidated financial statements.

Contractual Obligations.  In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances, subordinated notes issued to capital trusts, operating leases for premises and equipment, as well as capital expenditures for new premises and equipment.

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Time deposits	$1,936,339	$1,332,493	$414,645	$124,154	$65,047
Long-term borrowings	91,093	10,181	47,004	19,824	14,084
Junior subordinated notes issued to capital trusts	87,443	-	-	-	87,443
Operating leases	98,259	3,121	6,049	4,228	84,861
Capital expenditures	8,666	8,666	-	-	-
Total	$2,221,800	$1,354,461	$467,698	$148,206	$251,435
Commitments to extend credit	$1,046,862

Capital Resources

Our subsidiary banks are subject to the risk based capital regulations administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which, if undertaken, could have a direct material effect on the banks’ financial statements. As of December 31, 2004, the most recent notification from the federal banking regulators categorized each of our subsidiary banks as well capitalized. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that management believes have changed our banks’ capital classification. On a consolidated basis, we must maintain a minimum ratio of Tier 1 capital to total assets of 4.00%, a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% and a minimum ratio of total-capital to risk-weighted assets of 8.00%. See “Item 1. Business - Supervision and Regulation - Capital Adequacy" and "Prompt Corrective Action." In addition, our internal policy requires us, on a consolidated basis, to maintain these ratios at or above 7%, 8% and 11%, respectively.

As of December 31, 2004, we and each of our subsidiary banks were "well capitalized" under the capital adequacy requirements to which each of us are subject. The following table sets forth the actual and required regulatory capital amounts and ratios for us and our subsidiary banks as of December 31, 2004 (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2004
Total capital (to risk-weighted assets):
Consolidated	$473,852	12.46%	$304,210	8.00%	$	N/A	N/A	%
MB Financial Bank	445,737	12.45	286,407	8.00		358,009	10.00
Union Bank	28,435	13.10	17,366	8.00		21,708	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	429,586	11.30	152,105	4.00		N/A	N/A
MB Financial Bank	403,483	11.27	143,203	4.00		214,805	6.00
Union Bank	26,424	12.17	8,683	4.00		13,025	6.00
Tier 1 capital (to average assets):
Consolidated	429,586	8.56	200,671	4.00		N/A	N/A
MB Financial Bank	403,483	8.61	187,555	4.00		234,444	5.00
Union Bank	26,424	8.14	12,977	4.00		16,222	5.00

N/A - not applicable

      We established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities. These trust preferred capital securities are included in our consolidated Tier 1 Capital and Total Capital at December 31, 2004. In December 2003, the Financial Accounting Standards Board issued a revised version of Interpretation No. 46 that required the deconsolidation of these statutory trusts by most public companies no later than March 31, 2004. We adopted the revised version of Interpretation No. 46 as of December 31, 2003 (See Note 1 of the notes to our audited consolidated financial statements). In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred capital securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of December 31, 2004, 100% of the trust preferred securities described in Note 12 of our audited consolidated financial statements qualified as Tier I capital under the final rule adopted in March 2005.

As of December 31, 2004, we had approximately $9.0 million in capital expenditure commitments outstanding which relate to a new headquarters building at 800 West Madison Street, Chicago, Illinois. Cash paid for work completed on the project totaled $5.4 million and $207 thousand for the years ended December 31, 2004 and 2003, respectively. We expect to pay the outstanding commitments as of December 31, 2004 through the normal cash flows of our business operations.

Statement of Cash Flows

Operating Activities.  Cash flows from operating activities primarily include net income for the year, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $8.7 million to $109.4 million for the year ended December 31, 2004 from $100.7 million for the year ended December 31, 2003. Notable items in 2004 include an $11.0 million increase in net income, a $7.4 million increase in deferred income tax expense, and a $5.0 million decease in provision for loan losses.

Net cash provided by operating activities increased by $35.8 million to $100.7 million for the year ended December 31, 2003 from $64.9 million for the year ended December 31, 2002. Notable items in 2003 include a $13.1 million increase in net proceeds from the origination and sale of loans held for sale, a $7.0 million increase in net income, an $8.4 million increase in amortization of premiums and discounts on net investment securities, and a $6.2 million increase in depreciation.

Investing Activities. Cash used in investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. Net cash used in investing activities increased by $154.1 million to $442.4 million for the year ended December 31, 2004 from $288.3 million for the year ended December 31, 2003. The increase was primarily due to a $229.9 million higher net increase in loans, offset by a $45.8 million decrease in net cash used by investment securities available for sale activity and a $22.2 million decline in cash and cash equivalents sold in sale of bank subsidiary, net of cash proceeds due to the sale of Abrams in 2003.

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

Financing Activities. Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. Net cash provided by financing activities increased by $163.6 million to $340.5 million for the year ended December 31, 2004 from $176.9 million for the year ended December 31, 2003, due primarily to a $184.0 million higher net increase in deposits.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Asset Liability Management

Market Risk.  Market risk is the risk that the market value or estimated fair value of our assets, liabilities, and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that our net income will be significantly reduced by interest rate changes. Market risk is managed operationally in our Treasury Group, and is addressed through a selection of funding and hedging instruments supporting balance sheet assets, as well as monitoring our asset investment strategies.

Asset Liability Management.  Management and our Treasury Group continually monitor our sensitivity to interest rate changes. It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. The strategy we employ to manage our interest rate risk is to measure our risk using an asset/liability simulation model. The model considers several factors to determine our potential exposure to interest rate risk, including measurement of repricing gaps, duration, convexity, value at risk, and the market value of portfolio equity under assumed changes in the level of interest rates, shape of the yield curves, and general market volatility. Management controls our interest rate exposure using several strategies, which include adjusting the maturities of securities in our investment portfolio, and limiting fixed rate loans or fixed rate deposits with terms of more than five years. We also use derivative instruments, principally interest rate swaps, to manage our interest rate risk. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

Interest Rate Risk. Interest rate risk can come in a variety of forms, including repricing risk, yield curve risk, basis risk, and prepayment risk. We experience repricing risk when the change in the average yield of either our interest earning assets or interest bearing liabilities is more sensitive than the other to changes in market interest rates. Such a change in sensitivity could reflect a number of possible mismatches in the repricing opportunities of our assets and liabilities.

In the event that yields on our assets and liabilities do adjust to changes in market rates to the same extent, we may still be exposed to yield curve risk. Yield curve risk reflects the possibility the changes in the shape of the yield curve could have different effects on our assets and liabilities.

Variable, or floating rate, assets and liabilities that reprice at similar times and have base rates of similar maturity may still be subject to interest rate risk. If financial instruments have different base rates, we are subject to basis risk reflecting the possibility that the spread from those base rates will deviate.

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

We remained in an asset sensitive position during the year ended December 31, 2004. Our continued asset-sensitivity stems from the fact that a majority of our assets reprice based on short-term rates, while a significant portion of liabilities are either permanently fixed (non-interest bearing deposits are fixed at zero percent) or do not reprice simultaneously with changes in short-term rates (administered-rate deposits, such as NOW, money markets, and time deposits). Additionally, shareholders’ equity is effectively fixed, for accounting purposes, at zero percent. As such, we expect that an increase in short-term interest rates will result in an increase of our net interest margin and, conversely, a decrease in short-term interest rates will result in a decrease in our net interest margin. However, our residential real estate loans and mortgage-backed securities are less likely to prepay in a rising interest rate environment, reducing the opportunity for us to fully take advantage of higher interest rates in the near term. See tables below representing our gap position and our sensitivity to changes in interest rates for further analysis.

    The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2004 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2004 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 30%, 85% and 24%, respectively, in the first three months, 10%, 2%, and 12%, respectively, in the next nine months, and 60%, 13% and 64%, respectively, after one year (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total

Interest Earning Assets:
Interest bearing deposits with banks	$16,221	$845	$140	$-	$17,206
Investment securities available for sale	144,949	185,013	691,928	369,554	1,391,444
Loans held for sale	372	-	-	-	372
Loans	2,166,063	361,580	786,121	31,793	3,345,557

Total interest earning assets	$2,327,605	$547,438	$1,478,189	$401,347	$4,754,579

Interest Bearing Liabilities:
NOW and money market deposit Accounts	$436,377	$53,817	$326,386	$-	$816,580
Savings deposits	128,482	64,241	342,618	-	535,341
Time deposits	678,031	796,022	461,801	485	1,936,339
Short-term borrowings	485,196	85,471	488	-	571,155
Long-term borrowings	2,798	7,383	66,828	14,084	91,093
Junior subordinated notes issued to capital trusts	25,774	-	-	61,669	87,443

Total interest bearing liabilities	$1,756,658	$1,006,934	$1,198,121	$76,238	$4,037,951

Rate sensitive assets (RSA)	$2,327,605	$2,875,043	$4,353,232	$4,754,579	$4,754,579
Rate sensitive liabilities (RSL)	1,756,658	2,763,592	3,961,713	4,037,951	4,037,951
Cumulative GAP	570,947	111,451	391,519	716,628	716,628
(GAP=RSA-RSL)
RSA/Total assets	44.30%	54.72%	82.86%	90.49%	90.49%
RSL/Total assets	33.43%	52.60%	75.40%	76.86%	76.86%
GAP/Total assets	10.87%	2.12%	7.45%	13.64%	13.64%
GAP/RSA	24.53%	3.88%	8.99%	15.07%	15.07%

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Therefore, we do not rely on a gap analysis to manage our interest rate risk, but rather we use what we believe to be the more reliable simulation model relating to changes in net interest income.

Based on simulation modeling which assumes immediate changes in interest rates at December 31, 2004 and 2003, we believe that our net interest income would change over a one-year period due to changes in interest rates as follows (dollars in thousands):

Immediate	Change in Net Interest Income Over One Year Horizon
Changes in	At December 31, 2004		At December 31, 2003
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$9,221	5.21%	$13,481	8.78%
+ 1.00	5,119	2.89	8,161	5.31
(1.00)	(8,837)	(4.99)	(11,853)	(7.72)

In addition to the simulation assuming an immediate change in interest rates above, management models many scenarios including simulations with gradual changes in interest rates over a one-year period to evaluate our interest rate sensitivity. Based on simulation modeling which assumes gradual changes in interest rates, we believe that our net interest income would change over a one-year period due to changes in interest rates as follows (dollars in thousands):

Gradual	Change in Net Interest Income Over One Year Horizon
Changes in	At December 31, 2004		At December 31, 2003
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$6,146	3.47%	$10,235	6.83%
+ 1.00	3,343	1.89	6,510	4.34
(1.00)	(6,529)	(3.69)	(9,381)	(6.26)

In both the immediate and gradual interest rate sensitivity tables above, changes in net interest income between December 31, 2004 and December 31, 2003 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities. The tables above do not show an analysis of decreases of more than 100 basis points due to the low level of current market interest rates.

Management also reviews our interest rate sensitivity under certain scenarios in which the general shape of the yield curve changes. Two such scenarios are short-term and long-term interest rate flattening. Short-term interest rate flattening assumes that interest rates for all terms rise up to the level of long-term interest rates at 5.2% resulting in a flat yield curve. Long-term interest rate flattening assumes interest rates for all terms fall to levels equal to the short-term interest rates at 2.4% resulting in a flat yield curve. Under the short-term interest rate flattening scenario, our net interest income is projected to increase by $9.4 million, or 5.3%, over a one-year period subsequent to December 31, 2004. While under the long-term interest rate flattening scenario, our net interest is projected to decrease by $5.7 million, or 3.2%, over a one-year period subsequent to December 31, 2004.

The assumptions used in all three of our interest rate sensitivity simulations discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

Item 8.  Financial Statements and Supplementary Data

MB FINANCIAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, and 2002

MB FINANCIAL, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS
December 31, 2004, 2003, and 2002

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of MB Financial, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.

        The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

       Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their attestation report, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

            /s/ Mitchell Feiger                                                    /s/ Jill E. York
Mitchell Feiger        Jill E. York
President and         Vice President and
Chief Executive Officer     Chief Financial Officer

March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
 ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
MB Financial, Inc
Chicago, Illinois

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MB Financial, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that MB Financial, Inc maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." Also in our opinion, MB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)."

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of MB Financial, Inc. and our report dated February 18, 2005 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
February 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
MB Financial, Inc
Chicago, Illinois

We have audited the consolidated balance sheets of MB Financial, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of MB Financial, Inc and Subsidiaries as of and for the two year period ended December 31, 2003 were audited by other auditors whose report dated February 20, 2004, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MB Financial, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
February 18, 2005

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(Amounts in thousands, except share and per share data)
	2004	2003

ASSETS

Cash and due from banks	$88,231	$91,283
Interest bearing deposits with banks	17,206	6,647
Investment securities available for sale	1,391,444	1,112,110
Loans held for sale	372	3,830
Loans (net of allowance for loan losses of $44,266 at December 31, 2004 and
$39,572 at December 31, 2003)	3,301,291	2,786,222
Lease investments, net	69,351	73,440
Premises and equipment, net	113,590	80,410
Cash surrender value of life insurance	86,304	82,547
Goodwill, net	123,628	70,293
Other intangibles, net	13,587	7,560
Other assets	48,971	40,751

Total assets	$5,253,975	$4,355,093

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:
Noninterest bearing	$673,752	$598,961
Interest bearing	3,288,260	2,833,074
Total deposits	3,962,012	3,432,035
Short-term borrowings	571,155	391,600
Long-term borrowings	91,093	21,464
Junior subordinated notes issued to capital trusts	87,443	87,443
Accrued expenses and other liabilities	60,606	47,058
Total liabilities	4,772,309	3,979,600

Stockholders' Equity:
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued 28,867,963 shares at December 31, 2004 and 26,807,430 at December 31, 2003)	289	268
Additional paid-in capital	137,879	71,837
Retained earnings	347,450	296,906
Unearned compensation	(1,068)	(198)
Accumulated other comprehensive income	4,421	8,531
Less: 201,429 and 57,300 shares of treasury stock, at cost, at December 31, 2004 and December 31, 2003, respectively	(7,305)	(1,851)
Total stockholders' equity	481,666	375,493

Total liabilities and stockholders' equity	$5,253,975	$4,355,093

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004, 2003 and 2002
(Amounts in thousands, except share and per share data)
	2004	2003	2002

Interest income:
Loans	$178,139	$164,480	$161,595
Investment securities:
Taxable	43,061	36,933	43,506
Nontaxable	8,166	5,223	3,383
Federal funds sold	48	215	338
Other interest bearing deposits	100	53	44
Total interest income	229,514	206,904	208,866

Interest expense:
Deposits	53,374	53,228	67,247
Short-term borrowings	6,754	4,021	3,755
Long-term borrowings and junior subordinated notes	8,986	8,119	5,186
Total interest expense	69,114	65,368	76,188
Net interest income	160,400	141,536	132,678

Provision for loan losses	7,800	12,756	13,220

Net interest income after provision for loan losses	152,600	128,780	119,458

Other income:
Loan service fees	4,648	5,829	5,034
Deposit service fees	18,727	17,270	11,087
Lease financing, net	15,111	15,049	6,656
Trust, asset management and brokerage fees	15,223	13,384	4,789
Net (loss) gain on sale of securities available for sale	(308)	798	1,777
Increase in cash surrender value of life insurance	3,757	3,525	4,132
Net gain (loss) on sale of assets	3,060	(375)	-
Gain on sale of bank subsidiary	-	3,083	-
Other operating income	5,096	6,157	5,641
	65,314	64,720	39,116
Other expenses:
Salaries and employee benefits	68,310	62,078	49,673
Occupancy and equipment expense	21,177	17,379	15,898
Computer services expense	4,913	4,234	3,428
Advertising and marketing expense	5,045	4,115	3,438
Professional and legal expense	2,356	5,045	3,214
Brokerage fee expense	4,651	3,946	-
Telecommunication expense	2,888	2,751	1,923
Other intangibles amortization expense	1,015	1,160	971
Prepayment fee on Federal Home Loan Bank advances	-	1,146	-
Other operating expenses	14,792	14,754	12,288
Merger expenses	-	(720)	-
	125,147	115,888	90,833

Income before income taxes	92,767	77,612	67,741

Income taxes	28,338	24,220	21,371

Net income	$64,429	$53,392	$46,370

Common share data:
Basic earnings per common share	$2.31	$2.00	$1.75
Diluted earnings per common share	$2.25	$1.96	$1.72
Weighted average common shares outstanding	27,886,191	26,648,265	26,429,523
Diluted weighted average common shares outstanding	28,625,171	27,198,607	26,987,058

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2004, 2003 and 2002		Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stock-holders' Equity
(Amounts in thousands, except share and per share data)
	Comprehensive income
Balance at January 1, 2002		$ 262	$ 63,017	$ 219,424	$ -	$ 10,885	$ -	$ 293,588
Net income	$ 46,370			46,370				46,370
Unrealized holding gains on investment securities, net of tax	8,935
Unrealized interest only securities gains arising during the year, net of tax	504
Reclassification adjustments for gains included in net income, net of tax	(1,541)
Other comprehensive income, net of tax	7,898					7,898		7,898
Comprehensive income	$ 54,268
Issuance of 236,231 shares of common stock		2	4,998					5,000
Purchase of 48,000 shares of treasury stock							(1,100)	(1,100)
Reissuance of 21,203 shares of treasury stock			(342)				496	154
Stock options exercised - issuance of 145,685 shares and reissuance of 3,000 shares of treasury stock		2	1,769				59	1,830
Cash dividends declared ($0.40 per share)				(10,553)				(10,553)
Balance at December 31, 2002		$ 266	$ 69,442	$ 255,241	$ -	$ 18,783	$ (545)	$ 343,187
Net income	$ 53,392			53,392				53,392
Unrealized holding losses on investment securities, net of tax	(9,495)
Unrealized interest only securities gains arising during the year, net of tax	114
Reclassification adjustments for gains included in net income, net of tax	(871)
Other comprehensive loss, net of tax	(10,252)					(10,252)		(10,252)
Comprehensive income	$ 43,140
Issuance of 9,755 shares of restricted stock, net of amortization			259		(198)			61
Issuance of 216 shares of common stock for employee stock awards		-	-					-
Purchase and retirement of 156 fractional shares			(6)					(6)
Purchase of 109,800 shares of treasury stock							(3,083)	(3,083)
Reissuance of 1,030 shares of treasury stock as restricted stock			(24)				24	-
Reissuance of 417 shares of treasury stock for employee stock awards			(10)				10	-
Stock options exercised - issuance of 185,313 shares and reissuance of 74,850 shares of treasury stock		2	2,176				1,743	3,921
Cash dividends declared ($0.44 per share)				(11,727)				(11,727)
Balance at December 31, 2003		$ 268	$ 71,837	$ 296,906	$ (198)	$ 8,531	$ (1,851)	$ 375,493

(Continued)

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
Years Ended December 31, 2004, 2003 and 2002		Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Total Stock-holders' Equity
(Amounts in thousands, except share and per share data)
	Comprehensive Income

Balance at January 1, 2004		$ 268	$ 71,837	$ 296,906	$ (198)	$ 8,531	$ (1,851)	$ 375,493
Net income	$ 64,429			64,429				64,429
Unrealized holding losses on investment securities, net of tax	(2,852)
Reclassification adjustment for deferred gain on interest only securities, net of tax	(1,458)
Reclassification adjustments for losses included in net income, net of tax	200
Other comprehensive loss, net of tax	(4,110)					(4,110)		(4,110)
Comprehensive income	$ 60,319
Issuance of 2,021,615 shares of common stock in business combination		21	66,852					66,873
Issuance of 97 shares of common stock for employee stock awards		-	-					-
Issuance of 31,397 shares of restricted stock, net of forfeitures and amortization			1,207		(831)			376
Purchase of 248,000 shares of treasury stock							(8,913)	(8,913)
Reissuance of 1,051 shares of treasury stock as restricted stock			5		(39)		34	-
Reissuance of 115 shares of treasury stock for employee stock awards			(4)				4	-
Stock options exercised - issuance of 7,424 shares and reissuance of 102,705 shares of treasury stock			(2,018)				3,421	1,403
Cash dividends declared ($0.50 per share)				(13,885)				(13,885)
Balance at December 31, 2004		$ 289	$ 137,879	$ 347,450	$ (1,068)	$ 4,421	$ (7,305)	$ 481,666

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002
(Amounts in Thousands)
	2004	2003	2002
Cash Flows From Operating Activities
Net income	$64,429	$53,392	$46,370
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	34,007	31,732	25,513
Amortization of restricted stock awards	376	61	-
Gain on sales of premises and equipment and leased equipment	(3,766)	(2,316)	(896)
Amortization of other intangibles	1,015	1,160	971
Provision for loan losses	7,800	12,756	13,220
Deferred income tax (benefit) expense	16,868	9,468	(581)
Amortization of premiums and discounts on investment securities, net	14,733	14,422	6,005
Net loss (gain) on sale of investment securities available for sale	308	(798)	(1,777)
Proceeds from sale of loans held for sale	20,784	117,848	47,021
Origination of loans held for sale	(17,062)	(112,314)	(54,567)
Net gain on sale of loans held for sale	(264)	(984)	(834)
Increase in cash surrender value of life insurance	(3,757)	(3,525)	(4,132)
Interest only securities accretion	(174)	(287)	(783)
Gain on interest only securities pool termination	(874)	(541)	(779)
Gain on sale of bank subsidiary	-	(3,083)	-
(Decrease) increase in other assets	(4,908)	(311)	4,366
Decrease in other liabilities, net	(20,088)	(15,922)	(14,241)
Net cash provided by operating activities	109,427	100,758	64,876

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	195,054	93,837	147,312
Proceeds from maturities and calls of investment securities available for sale	222,880	413,382	347,464
Purchase of investment securities available for sale	(465,952)	(601,043)	(425,460)
Net increase in loans	(315,396)	(85,459)	(87,906)
Purchases of premises and equipment and leased equipment	(63,881)	(69,683)	(24,070)
Proceeds from sales of premises and equipment and leased equipment	15,030	8,311	4,530
Principal (paid) collected on lease investments	(261)	3,147	3,907
Purchase of bank owned life insurance	-	(6,000)	(35,000)
Cash paid, net of cash and cash equivalents in acquisitions	(30,432)	(23,404)	(42,663)
Cash and cash equivalents sold in sale of bank subsidiary, net of cash proceeds	-	(22,158)	-
Proceeds received from interest only receivables	543	804	1,442
Net cash used in investing activities	(442,415)	(288,266)	(110,444)

Cash Flows From Financing Activities
Net increase in deposits	210,070	26,050	15,016
Net increase (decrease) in short-term borrowings	163,147	186,241	(42,357)
Proceeds from long-term borrowings	32,925	14,831	9,661
Principal paid on long-term borrowings	(44,252)	(39,365)	(8,787)
Proceeds from junior subordinated notes issued to capital trusts	-	-	59,800
Purchase and retirement of common stock	-	(6)	-
Treasury stock transactions, net	(8,913)	(3,083)	(946)
Stock options exercised	1,403	3,921	1,830
Dividends paid on common stock	(13,885)	(11,727)	(10,553)
Net cash provided by financing activities	340,495	176,862	23,664

Net increase (decrease) in cash and cash equivalents	$7,507	$(10,646)	$(21,904)

Cash and cash equivalents:
Beginning of year	97,930	108,576	130,480

End of year	$105,437	$97,930	$108,576

(continued)

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2004, 2003 and 2002
(Amounts in Thousands)
	2004	2003	2002

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$68,053	$66,353	$77,164
Income taxes paid, net of refunds	20,130	17,760	18,448

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$274	$1,058	$757
Loans securitized transferred to investment securities available for sale	88,217	-	-

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$162,077	$178,832	$111,656
Loans, net	295,799	262,439	109,099
Lease investments, net	-	-	27,446
Premises and equipment, net	10,305	6,482	3,891
Goodwill, net	52,335	28,597	13,820
Other intangibles, net	7,042	5,923	973
Other assets	5,155	7,806	5,813
Total noncash assets acquired:	532,713	490,079	272,698

Liabilities assumed:
Deposits	319,907	453,140	182,823
Short-term borrowings	16,408	-	21,772
Long-term borrowings	80,956	-	11,144
Accrued expenses and other liabilities	18,137	13,535	9,296
Total liabilities assumed:	435,408	466,675	225,035
Net noncash assets acquired:	$97,305	$23,404	$47,663

Cash and cash equivalents acquired	$42,856	$69,696	$21,095

Stock issuance in lieu of cash paid in acquisition	$66,873	$-	$5,000

Sale of bank subsidiary

Noncash assets sold:
Investment securities available for sale	$-	$26,512	$-
Loans, net	-	27,249	-
Premises and equipment, net	-	439	-
Goodwill, net	-	4,155	-
Other assets	-	1,034	-
Total non cash assets sold	-	59,389	-

Liabilities sold:
Deposits	-	66,720	-
Short-term borrowings	-	17,338	-
Accrued expenses and other liabilities	-	572	-
Total liabilities sold	-	84,630	-
Net non cash liabilities sold	$-	$25,241	$-

Cash and cash equivalents sold	$-	$38,458	$-
Cash proceeds from sale of bank subsidiary	-	16,300	-
Cash and cash equivalents sold in sale of bank subsidiary, net	$-	$22,158	$-

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Significant Accounting Policies

MB Financial, Inc. (the Company) is a financial holding company providing a full range of financial services to individuals and corporate customers through its banking subsidiaries, MB Financial Bank, N.A. and Union Bank, N.A.

The Company’s primary market is the Chicago, Illinois metropolitan area, in which the Company operates 39 banking offices through MB Financial Bank, N.A. The Company operates five banking offices in the Oklahoma City, Oklahoma metropolitan area through Union Bank, N.A. MB Financial Bank, N.A. also has one banking office in Philadelphia, Pennsylvania.

MB Financial Bank, our largest subsidiary, has five wholly owned subsidiaries with significant operating activities: MB Financial Center LLC; MB Financial Community Development Corporation; MBRE Holdings LLC; LaSalle Systems Leasing, Inc.; and Vision Investment Services, Inc.(Vision).

The Company split its common shares three-for-two by paying a 50% stock dividend in December 2003. All common share and per common share data presented in the consolidated financial statements, and the accompanying notes below, has been adjusted to reflect the dividend.

Basis of Financial Statement Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany items and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year. Actual results could differ from those estimates. Areas involving the use of management's estimates and assumptions, which are more susceptible to change in the near term include the allowance for loan losses; residual value of direct finance, leveraged, and operating leases; and income tax accounting.

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

Securities available for sale are reported at fair value with unrealized gains or losses reported as accumulated other comprehensive income, net of the related deferred tax effect. The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. The Company periodically reviews securities for other-than-temporary impairment. In estimating other-than-temporary losses, the Company considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the income statement with the security assigned a new cost basis.

Loans held for sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Mortgage loans held for sale are generally sold with mortgage servicing rights retained by the Company.  Gains and losses recognized on mortgage loans held for sale, include the value of the mortgage servicing rights retained by the Company. Mortgage servicing rights are stratified based on the predominant risk characteristics of rates, terms, and the underlying loan types to measure its fair value.  The amount of

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Significant Accounting Policies (Continued)

impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Loans and leases:  Loans are stated at the amount of unpaid principal reduced by the allowance for loan losses and unearned income. Direct finance and leveraged leases are included as lease loans for financial statement purposes. Direct finance leases are stated as the sum of remaining minimum lease payments from lessees plus estimated residual values less unearned lease income. Leveraged leases are stated at the sum of remaining minimum lease payments from lessees (less nonrecourse debt payments) plus estimated residual values less unearned lease income. On a monthly basis, management reviews the lease residuals for potential impairment. Unearned lease income on direct finance and leveraged leases is recognized over the lives of the leases using the level-yield method.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan's yield. The Company is amortizing these amounts over the contractual life of the loan. Commitment fees based upon a percentage of a customer's unused line of credit and fees related to standby letters of credit are recognized over the commitment period.

Interest income is accrued daily on the Company’s outstanding loan balances. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.   Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income.

For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Cash collections on impaired loans are credited to the loan balance, and no interest income is recognized on those loans until the principal balance has been determined to be collectible.

Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes is charged against the allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss experience. The allowance for loan losses is based on management’s evaluation of the loan portfolio giving consideration to the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and prevailing economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks’ allowances for loan losses, and may require a subsidiary bank to recognize adjustments to its allowance based on their judgments of information available to them at the time of their examinations.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Significant Accounting Policies (Continued)

Lease investments: The Company's investment in assets leased to others is reported as lease investments, net, and accounted for as operating leases. Rental income on operating leases is recognized as income over the lease term according to the provisions of the lease, which is generally on a straight-line basis. The investment in equipment in operating leases is stated at cost less depreciation using the straight-line method generally over a life of five years or less.

Premises and equipment: Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets. Useful lives range from five to ten years for furniture and equipment, and five to thirty-nine years for buildings and building improvements. Land improvements are amortized over a period of fifteen years and leasehold improvements are amortized over the term of the related lease or the estimated useful lives of the improvements, whichever is shorter. Land is not subject to depreciation. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over their identified useful lives.

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

Cash surrender value of life insurance: The Company has purchased bank-owned life insurance policies on certain executives. Bank-owned life insurance is recorded at its cash surrender value. Changes in the cash surrender values are included in non-interest income.

Goodwill: The excess of the cost of an acquisition over the fair value of the net assets acquired consist of goodwill and core deposit intangibles (see “Other intangibles” section below). Under the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill and other intangible assets annually to determine potential impairment by comparing the carrying value of the asset with the anticipated future cash flows.

Other intangibles: The Company’s other intangible assets consist of core deposit intangibles obtained through acquisitions. Core deposit intangibles (the portion of an acquisition purchase price which represents value assigned to the existing deposit base) have finite lives and are amortized by the declining balance method over four to eighteen years.

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

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Significant Accounting Policies (Continued)

All derivatives are recognized on the consolidated balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a fair value hedge (i.e. a hedge of the fair value of a recognized asset or liability) or a cash flow hedge (i.e. a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability). The Company formally documents all relationships between hedging instruments and hedging items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges or cash flow hedges to specific assets or liabilities on the balance sheet. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

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

Transfers of financial assets: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Stock-based compensation: As currently allowed under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123, the Company measures stock-based compensation cost in accordance with the methods prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As stock options are granted at fair value, there are no charges to earnings associated with stock options granted. Accordingly, no compensation cost has been recognized for grants made to date, except with respect to restricted stock awards. Had compensation cost been determined for stock options grants based on the fair value method prescribed in SFAS No. 123, reported net income and earnings per common share would have been reduced to the pro forma amounts shown in the table on the following page (in thousands, except for common share data):

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Significant Accounting Policies (Continued)

	For the Years ended December 31,
	2004	2003	2002
	$64,429	$53,392	$46,370

Net income, as reported
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	376	61	-
Less: Total stock-based compensation expense determined under fair
value based methods for all awards, net of related tax effects	(1,677)	(886)	(541)
Net income, as adjusted	$63,128	$52,567	$45,829

Basic earnings per share, as reported (1)	$2.31	$2.00	$1.75
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	0.01	-	-
Less: Total stock-based compensation expense determined under fair
value based methods for all awards, net of related tax effects	(0.06)	(0.03)	(0.02)
Basic earnings per share, as adjusted	$2.26	$1.97	$1.73

Diluted earnings per share, as reported (1)	$2.25	$1.96	$1.72
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	0.01	-	-
Less: Total stock-based compensation expense determined under fair
value based methods for all awards, net of related tax effects	(0.06)	(0.03)	(0.02)
Diluted earnings per share, as adjusted	$2.20	$1.93	$1.70

(1) The Company split its common shares three-for-two by paying a 50% stock dividend in December 2003. All common share data has been adjusted to reflect the dividend.

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions for December 31, 2004, 2003 and 2002, respectively; risk-free interest rate of 4.7%, 3.6% and 4.7% and an expected price volatility of 30%, 34% and 25%. Weighted average assumptions were 1.3% for the dividend rate in 2004, 1.8% in 2003 and 2.0% for 2002. Weighted average assumption for expected life was 7 years in 2004, 2003 and 2002. See “Recent accounting pronouncement” section below for future changes to the Company’s application of SFAS No. 123.

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

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Significant Accounting Policies (Continued)

Earnings per common share: Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method.  Earnings per common share have been computed for the years ended December 31, 2004, 2003 and 2002 based on the following (dollars in thousands):

	2004	2003	2002

Net income	$64,429	$53,392	$46,370
Weighted average common shares outstanding (1)	27,886,191	26,648,265	26,429,523
Effect of dilutive options (1)	738,980	550,342	557,535
Weighted average common shares outstanding used to calculate
diluted earnings per common share (1)	28,625,171	27,198,607	26,987,058

Basic earnings per common share	$2.31	$2.00	$1.75
Diluted earnings per common share	2.25	1.96	1.72

(1) The Company split its common shares three-for-two by paying a 50% stock dividend in December 2003. All common share data has been adjusted to reflect the dividend.

Comprehensive income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of deferred taxes, which are reported as a separate component of stockholders’ equity on the consolidated balance sheet.

Segment Reporting: The Company is managed as one unit and does not have separate operating segments. The Company’s chief operating decision-makers use consolidated results to make operating and strategic decisions.

Recent accounting pronouncements: In December 2003, a revised version of Interpretation No. 46 (Revised Interpretation No. 46) was issued by the Financial Accounting Standards Board (FASB). The revisions clarify some requirements, ease some implementation problems, add new scope exceptions, and add applicability judgments. Revised Interpretation No. 46 was required to be adopted by most public companies no later than March 31, 2004. The Company adopted Revised Interpretation No. 46 as of December 31, 2003. Upon adoption, we deconsolidated all of the previously established capital trust entities that issued common stock to the Company and preferred securities to third parties. These trusts invested the proceeds of those offerings in junior subordinated notes of the Company. As a result of the deconsolidation of those trusts, at December 31, 2003, we reported $87.4 million of previously issued junior subordinated notes on our balance sheet in lieu of the trust preferred securities issued by the capital trusts which totaled $84.8 million. The increase in reported liabilities of $2.6 million was offset by a corresponding investment in those trusts. The adoption of Revised Interpretation No. 46 did not have a material impact on the Company’s financial statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Significant Accounting Policies (Continued)

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 03-3 (SOP 03-3), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses the accounting for differences between contractual cash flows and the cash flows expected to be collected from purchased loans or debt securities if those differences are attributable, in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be recorded initially at fair value based on the present value of the cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income should be recognized based on the effective yield from the cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance would be established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, the effective yield would be adjusted on a prospective basis. SOP 03-3 will be effective for loans and debt securities acquired after December 31, 2004.

Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial statements.

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

In September 2004, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance for determining the meaning of “other-than-temporarily impaired” and its application to certain debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superseded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a will affect the Company.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is an Amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies, and will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period, and will be remeasured at each reporting date through settlement date.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Significant Accounting Policies (Continued)

The changes in accounting will replace existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, would remain unchanged. See “Stock-based compensation” section above for the Company’s current application of SFAS No. 123.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

On May 28, 2004, the Company acquired First SecurityFed Financial, Inc. (First SecurityFed), parent company of First Security Federal Savings Bank, located in Chicago, Illinois for $140.2 million. The purchase price was paid through a combination of cash and the Company’s common stock totaling $73.3 million and $66.9 million, respectively. The Company paid an additional $5.0 million in cash to First SecurityFed option holders who elected to cash out their options. The transaction generated approximately $52.3 million in goodwill and $7.0 million in intangible assets subject to amortization. As of the acquisition date, First SecurityFed had approximately $576.0 million in total assets. First Security Federal Savings Bank was merged into MB Financial Bank on July 22, 2004.

Pro forma results of operation for First SecurityFed for the years ended December 31, 2004, 2003, and 2002, respectively, are not included as First SecurityFed would not have had a material impact on the Company’s financial statements.

On February 7, 2003, the Company acquired South Holland Bancorp, Inc. (South Holland), parent company of South Holland Trust & Savings Bank, located in South Holland, Illinois for $93.1 million in cash. This purchase price generated approximately $28.6 million in goodwill and $5.9 million in intangible assets subject to amortization. As of the acquisition date, South Holland had approximately $560.3 million in assets. South Holland Trust & Savings Bank was merged into MB Financial Bank on May 15, 2003.

Pro forma results of operation for South Holland for the years ended December 31, 2003 and 2002, respectively, are not included, as South Holland would not have had a material impact on the Company’s financial statements.

On August 12, 2002, the Company acquired LaSalle Systems Leasing, Inc. and its affiliated company, LaSalle Equipment Limited Partnership (LaSalle), based in the Chicago metropolitan area, for $39.7 million. Of this amount, $5.0 million was paid in the form of common stock, with the balance paid in cash. The purchase price includes a $4.0 million deferred payment tied to LaSalle’s operating results for a four-year period subsequent to the acquisition date. No related payments were made in 2003 and 2002. The transaction generated approximately $2.7 million in goodwill, which includes a $1.0 million adjustment made in 2004 for a deferred payment. LaSalle operates as a subsidiary of MB Financial Bank.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.   Business Combinations and Dispositions(Continued)

On April 8, 2002, the Company completed its acquisition of First National Bank of Lincolnwood (Lincolnwood), based in Lincolnwood, Illinois, and its parent, First Lincolnwood Corporation, for an aggregate purchase price of approximately $35.0 million in cash. The transaction generated approximately $12.1 million in goodwill. The Company merged Lincolnwood, with its three office locations and $227.5 million assets into MB Financial Bank.

Pro forma results of operation for LaSalle and Lincolnwood for the year ended December 31, 2002 are not included, as LaSalle and Lincolnwood would not have had a material impact on the Company’s financial statements.

Disposition.  On May 6, 2003, the Company completed its sale of Abrams Centre Bancshares, Inc. and its subsidiary, Abrams Centre National Bank (Abrams) for $16.3 million in cash. The sale resulted in a $3.1 million gain for the Company in the second quarter of 2003. As of the sale date, Abrams had approximately $98.4 million in assets.

Note 3.   Restrictions on Cash and Due From Banks

The subsidiary banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $16.9 million and $7.5 million at December 31, 2004 and 2003, respectively.

Note 4.   Investment Securities

Carrying amounts and fair values of investment securities available for sale are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for sale	Cost	Gains	Losses	Value

December 31, 2004:

U.S. Treasury securities	$23,212	$526	$-	$23,738
U.S. Government agencies	319,708	4,298	(203)	323,803
States and political subdivisions	251,846	3,885	(722)	255,009
Mortgage-backed securities	670,867	4,244	(7,785)	667,326
Corporate bonds	41,082	2,371	(40)	43,413
Equity securities	77,403	233	(6)	77,630
Debt securities issued by foreign governments	525	-	-	525
Totals	$1,384,643	$15,557	$(8,756)	$1,391,444

December 31, 2003:

U.S. Treasury securities	$22,157	$1,278	$-	$23,435
U.S. Government agencies	233,472	10,142	(212)	243,402
States and political subdivisions	177,731	3,842	(1,481)	180,092
Mortgage-backed securities	574,456	4,751	(9,067)	570,140
Corporate bonds	44,074	2,052	(1,052)	45,074
Equity securities	47,004	628	-	47,632
Debt securities issued by foreign governments	560	-	-	560
Investments in equity lines of credit trusts	1,775	-	-	1,775
Totals	$1,101,229	$22,693	$(11,812)	$1,112,110

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.   Investment Securities (Continued)

Unrealized losses on investment securities available for sale and the fair value of the related securities at December 31, 2004 are summarized as follows (in thousands):
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2004:

U.S. Government securities	$19,557	$(203)	$-	$-	$19,557	$(203)
States and political subdivisions	19,905	(315)	10,953	(407)	30,858	(722)
Mortgage-backed securities	219,925	(3,179)	169,903	(4,606)	389,828	(7,785)
Corporate bonds	4,974	(40)	-	-	4,974	(40)
Equity securities	509	(6)	-	-	509	(6)
Totals	$264,870	(3,743)	$180,856	$(5,013)	$445,726	$(8,756)

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2004 was 204. All securities with unrealized losses are reviewed by management at least quarterly to determine whether the unrealized losses are other-than-temporary. Unrealized losses in the portfolio at December 31, 2004 resulted from increases in market interest rates and not from deterioration in the creditworthiness of the issuer. Since the Company has the ability and intent to hold these securities until market price recovery or maturity, these investment securities are not considered other-than-temporarily impaired.

Realized net (losses) gains on sale of investment securities available for sale are summarized as follows (in thousands):

	For the Years Ended December 31,
	2004	2003	2002

Realized gains	$1,501	$2,395	$1,811
Realized losses	(1,809)	(1,597)	(34)
Net (losses) gains	$(308)	$798	$1,777

The amortized cost and fair value of investment securities available for sale as of December 31, 2004 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value

Due in one year or less	$61,403	$62,449
Due after one year through five years	296,983	301,663
Due after five years through ten years	151,136	152,529
Due after ten years	126,851	129,847
Equity securities	77,403	77,630
Mortgage-backed securities	670,867	667,326
Totals	$1,384,643	$1,391,444

Investment securities available for sale with carrying amounts of $612.5 million and $457.3 million at December 31, 2004 and 2003, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   Loans

Loans consist of the following at (in thousands):
	December 31,
	2004	2003

Commercial loans	$725,823	$647,365
Commercial loans collateralized by assignment of lease payments	251,025	234,724
Commercial real estate	1,263,910	1,090,498
Residential real estate	436,122	361,110
Construction real estate	402,765	268,523
Consumer loans	265,912	223,574
Gross loans (1)	3,345,557	2,825,794
Allowance for loan losses	(44,266)	(39,572)
Loans, net	$3,301,291	$2,786,222

(1) Gross loan balances at December 31, 2004 and 2003 are net of unearned income, including net deferred loan fees of $4.2 million for each period.

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

Non-accrual loans and loans past due ninety days or more were $23.7 million and $21.1 million at December 31, 2004 and 2003, respectively. The reduction in interest income associated with loans on non-accrual status was approximately $1.5 million, $1.3 million, and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Information about impaired loans as of and for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	December 31,
	2004	2003	2002

Loans for which there were related allowance for loan losses	$17,371	$13,780	$17,358
Other impaired loans	-	459	157

Total impaired loans	$17,371	$14,239	$17,515

Average monthly balance of impaired loans	$17,692	$20,629	$14,069
Related allowance for loan losses	6,504	4,133	3,434
Interest income recognized on a cash basis	477	458	253

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.   Loans (Continued)

Activity in the allowance for loan losses was as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002

Balance, beginning of year	$39,572	$33,890	$27,500
Additions from acquisitions	4,052	3,563	1,212
Allowance related to bank subsidiary sold	-	(528)	-
Provision for loan losses	7,800	12,756	13,220
Charge-offs	(9,994)	(14,924)	(9,466)
Recoveries	2,836	4,815	1,424
Net charge-offs	(7,158)	(10,109)	(8,042)
Balance, end of year	$44,266	$39,572	$33,890

Loans outstanding to executive officers and directors of the Company, including companies in which they have management control or beneficial ownership, at December 31, 2004 and 2003, were approximately $32.8 million and $41.0 million, respectively. In the opinion of management, these loans have similar terms to other customer loans and do not present more than normal risk of collection. An analysis of the activity related to these loans for the year ended December 31, 2004 is as follows (in thousands):

Balance, beginning of year	$40,999
Additions	9,959
Principal payments and other reductions	(18,162)

Balance, end of year	$32,796

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment. The credit quality of the lessee is often in one of the top four rating categories of Moody’s or Standard & Poors, or the equivalent as determined by us, and occasionally in the fifth highest rating category.

Lease investments by categories follow (in thousands):

	December 31,
	2004	2003

Direct finance leases:
Minimum lease payments	$34,330	$29,281
Estimated unguaranteed residual values	3,744	2,852
Less: unearned income	(3,175)	(3,248)
Direct finance leases (1)	$34,899	$28,885

Leveraged leases:
Minimum lease payments	$39,570	$28,835
Estimated unguaranteed residual values	3,037	2,720
Less: unearned income	(2,962)	(2,222)
Less: related non-recourse debt	(37,300)	(27,073)
Leveraged leases (1)	$2,345	$2,260

Operating leases:
Equipment, at cost	$133,918	$128,416
Less accumulated depreciation	(64,567)	(54,976)
Lease investments, net	$69,351	$73,440

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

The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $14.5 million at December 31, 2004 and $19.1 million at December 31, 2003.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.   Lease Investments (Continued)

The minimum lease payments receivable for the various categories of leases are due as follows (in thousands) for the years ending December 31,

Year	Direct Finance Leases	Leveraged Leases	Operating Leases	Total

2005	$17,370	$21,630	$26,250	$65,250
2006	11,939	13,894	16,857	42,690
2007	4,328	3,528	6,933	14,789
2008	544	422	2,382	3,348
2009	149	96	630	875
	$34,330	$39,570	$53,052	$126,952

Income from lease investments is composed of (in thousands):

	Years Ended December 31,
	2004	2003	2002

Rental income on operating leases	$39,468	$37,342	$26,471
Gain on sale of leased equipment	3,017	3,589	809

Income on lease investments, gross	42,485	40,931	27,280
Less:
Write down of residual value of equipment	(576)	(301)	(742)
Depreciation on operating leases	(26,798)	(25,581)	(19,882)

Income from lease investments, net	$15,111	$15,049	$6,656

The lease residual value represents the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known. Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit. Individual lease transactions can, however, result in a loss. This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment. To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate. There were 1,442 leases at December 31, 2004 compared to 1,416 at December 31, 2003. The average residual value per lease was approximately $18 thousand at December 31, 2004 and $19 thousand at December 31, 2003.

At December 31, 2004, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term December 31,	Direct Finance Leases	Leveraged Leases	Operating Leases	Total

2005	$456	$579	$6,285	$7,320
2006	918	831	6,124	7,873
2007	1,796	1,248	4,451	7,495
2008	449	216	1,633	2,298
2009	120	163	1,082	1,365
2010	5	-	12	17
	$3,744	$3,037	$19,587	$26,368

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.   Premises and Equipment

Premises and equipment consist of (in thousands):

	December 31,
	2004	2003

Land and land improvements	$24,529	$18,153
Buildings	61,941	50,531
Furniture and equipment	33,533	26,623
Buildings and leasehold improvements	25,553	23,331
	145,556	118,638
Accumulated depreciation	(31,966)	(38,228)

Premises and equipment, net	$113,590	$80,410

Depreciation on premises and equipment totaled $6.8 million, $6.0 million and $5.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company acquired a new operations center in Rosemont, Illinois for $19.3 million during the third quarter of 2003. The Company began occupancy of the new location starting in the fourth quarter of 2004. Approximately $9.1 million in building improvements were incurred for the new operations center during the year ended December 31, 2004.

As of December 31, 2004, the Company had approximately $9.0 million in capital expenditure commitments outstanding which relate to a new headquarters building at 800 West Madison Street, Chicago, Illinois. Cash paid for work completed on the project totaled $5.4 million and $207 thousand for the years ended December 31, 2004 and 2003, respectively.

In December 2004, the Company sold two branch offices with a total net book value of $5.6 million resulting in a total net gain of $4.2 million for the year ended December 31, 2004.

Note 8.   Goodwill and Intangibles

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is no longer subject to amortization, but instead is subject to at least annual assessments for impairment by applying a fair-value based test. SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. No impairment losses on goodwill or other intangibles were incurred in 2004, 2003 and 2002.

The following table presents the changes in the carrying amount of goodwill as of December 31, 2004 and December 31, 2003 (in thousands):

	December 31,
	2004	2003

Balance at beginning of period	$70,293	$45,851
Goodwill from business combinations (1)	53,335	28,597
Goodwill related to bank subsidiary sold	-	(4,155)
Balance at end of period	$123,628	$70,293

(1) December 31, 2004 includes a $1.0 million deferred payment related to the LaSalle acquisition in 2002. See Note 2 to the consolidated financial statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.   Goodwill and Intangibles (Continued)

The Company has other intangible assets consisting of core deposit intangibles with a weighted average amortization period of approximately fifteen years. The following table presents the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value as of December 31, 2004 and December 31, 2003 (in thousands):

	December 31,
	2004	2003

Balance at beginning of period	$7,560	$2,797
Amortization expense	(1,015)	(1,160)
Other intangibles from business combinations	7,042	5,923
Balance at end of period	$13,587	$7,560

Gross carrying amount	$29,261	$22,219
Accumulated amortization	(15,674)	(14,659)
Net book value	$13,587	$7,560

The following presents the estimated amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount

2005	$993
2006	939
2007	749
2008	945
2009	1,181
Thereafter	8,780
$13,587

Note 9.   Deposits

The composition of deposits is as follows (in thousands):

	December 31,
	2004	2003

Demand deposits, noninterest bearing	$673,752	$598,961
NOW and money market accounts	816,580	713,303
Savings deposits	535,341	460,846
Time certificates, $100,000 or more	871,378	630,972
Other time certificates	1,064,961	1,027,953
Total	$3,962,012	$3,432,035

Time certificates of $100,000 or more included $272.3 million and $160.3 million of brokered deposits at December 31, 2004 and 2003, respectively.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Deposits (Continued)

At December 31, 2004, the scheduled maturities of time certificates are as follows (in thousands):

2005	$1,332,494
2006	265,835
2007	148,809
2008	71,324
2009	52,830
Thereafter	65,047
$1,936,339

Note 10.    Short-Term Borrowings

Short-term borrowings are summarized as follows as of December 31, 2004 and 2003 (dollars in thousands):

	December 31,
	2004		2003
	Weighted Average Cost	Amount	Weighted Average Cost	Amount
Federal funds purchased	-%	$-	1.26%	$47,525
Securities sold under agreements to repurchase:
Customer repurchase agreements	1.35	161,561	1.14	163,345
Company repurchase agreements	2.39	172,375	1.33	55,730
Federal Home Loan Bank advances	2.20	237,219	1.35	125,000
	2.02%	$571,155	1.23%	$391,600

Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling securities or investment grade lease loans to another party under a simultaneous agreement to repurchase the same securities or lease loans at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. Securities sold under agreements to repurchase totaled $333.9 million and $219.1 million at December 31, 2004 and 2003, respectively.

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $217.2 million in fixed rate advances and a $20.0 million overnight advance at December 31, 2004 and $125.0 million in fixed rate advances at December 31, 2003. At December 31, 2004, fixed rate advances had effective interest rates, net of premiums, ranging from 1.40% to 2.63% and are subject to a prepayment fee. The $20.0 million overnight advance has a variable interest rate that reprices daily based on Federal Home Loan Bank’s open line rate. At December 31, 2004, the advances had maturities ranging from February 2005 to December 2005.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.   Short-Term Borrowings (Continued)

The Company has a $26 million correspondent bank line of credit which has certain debt covenants that require the Company to maintain “Well Capitalized” capital ratios, to have no other debt except in the usual course of business, and requires the Company to maintain minimum financial ratios on return on assets and earnings as well as maintain minimum financial ratios related to the loan loss allowance. The Company was in compliance with such debt covenants as of December 31, 2004. The correspondent bank line of credit is secured by the stock of MB Financial Bank, and its terms are renewed annually. As of December 31, 2004 and 2003, respectively, no balances were outstanding on the correspondent bank line of credit.

Note 11.   Long-term Borrowings

The Company had Federal Home Loan Bank advances with maturities greater than one year of $76.6 million and $2.4 million at December 31, 2004 and 2003, respectively. As of December 31, 2004, the advances had fixed terms with effective interest rates, net of premiums, ranging from 2.06% to 5.34%. First SecurityFed had Federal Home Loan Bank advances with maturities greater than one year of $81.0 million at the acquisition date on May 28, 2004.

During 2003, the Company incurred a $1.1 million prepayment fee on Federal Home Loan Bank advances due to the early payoff of $8.1 million in long-term advances. No prepayments were made during the year-ended December 31, 2004.

The Company had notes payable to banks totaling $14.5 million and $19.1 million at December 31, 2004 and 2003, respectively, which as of December 31, 2004, were accruing interest at rates ranging from 3.90% to 9.50%. Lease investments includes equipment with an amortized cost of $18.0 million and $22.1 million at December 31, 2004 and 2003, respectively, that is pledged as collateral on these notes.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2005	$10,181
2006	29,782
2007	17,222
2008	19,126
2009	698
Thereafter	14,084
$91,093

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2004 (in thousands):

	MB Financial Capital Trust I	Coal City Capital Trust I

Junior Subordinated Notes:
Principal balance	$ 61,669	$ 25,774
Annual interest rate	8.60%	3-mo LIBOR + 1.80%
Stated maturity date	September 30, 2032	September 1, 2028
Call date	September 30, 2007	September 1, 2008

Trust Preferred Securities:
Face value	$59,800	$ 25,000
Annual distribution rate	8.60%	3-mo LIBOR + 1.80%
Issuance date	August 2002	July 1998
Distribution dates (1)	Quarterly	Quarterly
(1) All cash distributions are cumulative

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

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.   Lease Commitments and Rental Expense

The Company leases office space for certain branch offices. The future minimum annual rental commitments for these noncancelable leases and subleases of such space excluding the deferred gain are as follows (in thousands):

Year	Gross Rents	Sublease Rents	Net Rents
2005	$3,334	$213	$3,121
2006	3,239	218	3,021
2007	3,252	224	3,028
2008	2,416	231	2,185
2009	2,281	238	2,043
Thereafter	86,447	1,586	84,861
	$100,969	$2,710	$98,259

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes. Certain leases also provide for increased rental payments based on increases in the Consumer Price Index.

The Company entered into a long-term land lease with the purchase of its new operations center in Rosemont, Illinois during the third quarter of 2003. Substantially all future rental commitments beyond 2009 relate to this land lease.

Net rental expense for the years ended December 31, 2004, 2003 and 2002 amounted to $2.1 million, $1.9 million and $2.3 million, respectively.

Note 14.  Employee Benefit Plans

The Company has a defined contribution 401(k) plan that covers all full-time employees who have completed three months of service.  Each participant under the plan may contribute up to 15% of his/her compensation on a pretax basis.  The Company's contributions consist of a discretionary profit-sharing contribution and a matching contribution of the amounts contributed by the participants.  The Board of Directors determines the Company’s contributions on an annual basis.

Each participant is eligible for a Company matching contribution equal to 100% of their contributions up to 2% of their compensation plus 50% of each additional contribution up to 2% of their compensation, resulting in a maximum total Company matching contribution of 3%.  Additionally, the Company may make annual discretionary profit sharing contributions. These contributions equaled 4% of total compensation for the years ended December 31, 2004, 2003 and 2002, respectively.  The Company's total contributions to the plan, for the years ended December 31, 2004, 2003 and 2002, were approximately $2.9 million, $2.5 million, $2.0 million, respectively.

Supplemental/nonqualified retirement plans cover certain key employees. Contributions to these plans were approximately $170 thousand, $151 thousand, $157 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Income Taxes

The deferred taxes consist of (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Allowance for loan losses	$15,390	$13,812
Interest only receivables	-	1,247
Deferred compensation	2,719	2,556
Deferred gain on sale of building	84	110
Merger and non-compete accrual	418	1,142
Federal net operating loss carryforwards	2,991	3,435
State net operating loss carryforwards	1,500	1,700
Other items	1,832	830
Total deferred tax asset	24,934	24,832
Valuation allowance	(1,500)	(1,700)
Total deferred tax asset, net of valuation allowance	23,434	23,132

Deferred tax liabilities:
Securities discount accretion	(119)	(96)
Loans	(450)	(233)
Lease investments	(397)	(5,118)
Premises and equipment	(30,058)	(12,023)
Core deposit intangible	(4,755)	(2,646)
Federal Home Loan Bank stock dividends	(3,184)	(1,232)
Other items	(617)	(596)
Total deferred tax liabilities	(39,580)	(21,944)
Net deferred tax (liability) asset	(16,146)	1,188
Net unrealized gain on interest only securities	-	(785)
Net unrealized holding gain on securities available for sale	(2,380)	(3,808)
Net deferred tax liability	$(18,526)	$(3,405)

Management has evaluated the probability of deferred tax assets not being realized, and determined that state taxable income in future years may not be adequate to utilize the net operating loss carryforwards due primarily to certain tax strategies implemented by the Company. Accordingly, the Company has established a valuation allowance of $1.5 million at December 31, 2004.

The Company’s state net operating loss carryforwards totaled approximately $28.7 million at December 31, 2004 and expire beginning in 2007 through 2021. The Company’s Federal net operating loss carryforwards totaled approximately $8.5 million at December 31, 2004 and expire in 2012 through 2019.

Income taxes consist of (in thousands):

	Years Ended December 31,
	2004	2003	2002

Current expense:
Federal	$11,191	$14,527	$21,883
State	279	225	69
	11,470	14,752	21,952
Deferred expense (benefit)	16,868	9,468	(581)

	$28,338	$24,220	$21,371

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.   Income Taxes (Continued)

The reconciliation between the statutory federal income tax rate of 35% and the effective tax rate on consolidated income follows (in thousands):

	Years Ended December 31,
	2004	2003	2002

Federal income tax at expected statutory rate	$32,469	$27,164	$23,709
Increase (decrease) due to:
Nondeductible merger expenses	276	214	18
Tax exempt income, net	(2,691)	(1,728)	(1,120)
Nonincludable increase in cash surrender value of life insurance	(1,315)	(1,234)	(1,446)
Sale of bank subsidiary	-	(974)	-
State tax, net of federal benefit	98	146	45
Other items, net	(499)	632	165

Income tax expense	$28,338	$24,220	$21,371

Note 16.   Commitments and Contingencies

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

At December 31, 2004 and 2003, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contract Amount
	2004	2003
Commitments to extend credit:
Home equity lines	$178,758	$159,961
Other commitments	790,159	675,332

Letters of credit:
Standby	71,427	66,313
Commercial	6,518	7,407

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

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.   Commitments and Contingencies (Continued)

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years. These letters of credit may also be extended or amended from time to time depending on the bank customer's needs. As of December 31, 2004, the maximum remaining term for any standby letter of credit was December 31, 2010. A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At December 31, 2004, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $4.2 million to $77.9 million from $73.7 million at December 31, 2003. Of the $77.9 million in commitments outstanding at December 31, 2004, approximately $53.1 million of the letters of credit have been issued or renewed since December 31, 2003. The Company had a $410 thousand liability recorded as of December 31, 2004 relating to these commitments.

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

As of December 31, 2004, the Company had approximately $8.7 million in capital expenditure commitments outstanding which relate to a new headquarters building in Chicago, Illinois. Cash paid for work completed on the project totaled $5.4 million and $207 thousand for the years ended December 31, 2004 and 2003, respectively.

The Company's primary source of cash is dividends from its subsidiary banks. The subsidiary banks are subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval. In addition, the dividends declared cannot be in excess of the amount which would cause the subsidiary banks to fall below the minimum required for capital adequacy purposes.

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's and it’s subsidiary banks’ assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices. The Company's and its subsidiary banks’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.   Regulatory Matters

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject as of December 31, 2004 and 2003.

As of December 31, 2004, the most recent notification from the Federal Deposit Insurance Corporation categorized the subsidiary banks as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the subsidiary banks must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well-capitalized column in the table below. There are no conditions or events since that notification that management believes have changed the subsidiary banks’ categories.

The required and actual amounts and ratios for the Company and its subsidiary banks are presented below (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2004
Total capital (to risk-weighted assets):
Consolidated	$473,852	12.46%	$304,210	8.00%	$	N/A	N/A	%
MB Financial Bank	445,737	12.45	286,407	8.00		358,009	10.00
Union Bank	28,435	13.10	17,366	8.00		21,708	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	429,586	11.30	152,105	4.00		N/A	N/A
MB Financial Bank	403,483	11.27	143,203	4.00		214,805	6.00
Union Bank	26,424	12.17	8,683	4.00		13,025	6.00
Tier 1 capital (to average assets):
Consolidated	429,586	8.56	200,671	4.00		N/A	N/A
MB Financial Bank	403,483	8.61	187,555	4.00		234,444	5.00
Union Bank	26,424	8.14	12,977	4.00		16,222	5.00

As of December 31, 2003
Total capital (to risk-weighted assets):
Consolidated	415,037	12.86	258,128	8.00		N/A	N/A
MB Financial Bank	382,432	12.74	240,219	8.00		300,274	10.00
Union Bank	24,116	10.97	17,587	8.00		21,983	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	375,465	11.64	129,064	4.00		N/A	N/A
MB Financial Bank	344,961	11.49	120,109	4.00		180,164	6.00
Union Bank	22,274	10.13	8,793	4.00		13,190	6.00
Tier 1 capital (to average assets):
Consolidated	375,465	8.97	167,399	4.00		N/A	N/A
MB Financial Bank	344,961	8.92	154,672	4.00		193,339	5.00
Union Bank	22,274	7.22	12,332	4.00		15,416	5.00

N/A - not applicable

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.   Fair Values of Financial Instruments

Fair values of financial instruments are management's estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including deferred tax assets, premises and equipment and intangibles. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

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

Interest bearing deposits: The fair values disclosed for deposits with no defined maturities are equal to their carrying amounts, which represent the amounts payable on demand. The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings with maturities of 90 days or less approximate their fair values. The fair value of short-term borrowings greater than 90 days is based on the discounted value of contractual cash flows.

Long-term borrowings: The fair values of the Company's long-term borrowings (other than deposits) are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

Junior subordinated notes issued to capital trusts: The fair values of the Company’s junior subordinated notes issued to capital trusts are estimated based on the quoted market prices of the related trust preferred security instruments.

Interest rate swap contracts: The fair values of interest rate swap contacts are obtained from dealer quotes. These values represent the estimated amounts the Company would receive or pay to terminate the agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counter-parties.

Off-balance-sheet instruments: Fair values for the Company's off-balance-sheet lending commitments (guarantees, letters of credit and commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.   Fair Values of Financial Instruments (Continued)

The estimated fair values of financial instruments are as follows (in thousands):

	December 31,
	2004		2003
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and due from banks	$88,231	$88,231	$91,283	$91,283
Interest bearing deposits with banks	17,206	17,198	6,647	6,647
Investment securities available for sale	1,391,444	1,391,444	1,112,110	1,112,110
Loans held for sale	372	372	3,830	3,830
Loans, net	3,301,291	3,329,398	2,786,222	2,885,239
Accrued interest receivable	23,537	23,537	19,594	19,594
Interest rate swap contracts	(292)	(292)	38	38

Financial Liabilities
Non-interest bearing deposits	673,752	673,752	598,961	598,961
Interest bearing deposits	3,288,260	3,289,144	2,833,074	2,850,901
Short-term borrowings	571,155	570,758	391,600	391,755
Long-term borrowings	91,093	91,215	21,464	22,362
Junior subordinated notes issued to capital trusts	87,443	91,147	87,443	90,845
Accrued interest payable	8,312	8,312	6,480	6,480

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	-	392	-	538

Note 19.   Stock Incentive Plans

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) which was established in 1997 and subsequently modified. Options outstanding under the Company’s previous Coal City Corporation Plan adopted in 1995 were transferred to the Omnibus Plan with the number of options and exercise prices being converted using a ratio of 83.5 to 1. The Omnibus Plan as modified reserves 3,750,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries. A grant under the Omnibus Plan may be options intended to be incentive stock options (“ISO”), non-qualified stock options (“NQSO”), stock appreciation rights or restricted stock. The Organization & Compensation Committee, appointed by the Board of Directors, administers the Omnibus Plan.

In addition, through a previous merger, the Company adopted the Avondale 1995 Plan (“1995 Plan”). Effective with the merger, no further options were granted through the 1995 Plan.

Options granted under the plans may be exercised at such times and be subject to such restrictions and conditions as the committee shall in each instance approve, which may not be the same for each grant. Each option granted shall expire at such time as the committee shall determine at the time of grant; provided, however, that no option granted under the Omnibus Plan shall be exercisable later than the fifteenth anniversary date of its grant (ten years if an ISO) and provided further that no option granted under the 1995 Plan shall be exercisable later than the tenth anniversary of the date of its grant. The option price for each grant of an option shall be determined by the committee, provided that the option price shall not be less than 100% of the fair market value of a share on the date the option is granted. In the event any holder of 10% or more of the shares is granted an incentive stock option, the option price shall not be less than 110% of the fair market value of a share on the date of grant and the term of the option shall not exceed five years.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.   Stock Option Plans (Continued)

During 2004, in connection with the acquisition of First SecurityFed, the Company assumed the outstanding stock options granted under First SecurityFed’s option plan whose holders chose not to have their options cashed-out. All of these assumed options were fully vested at the merger date. No further options will be granted under the First SecurityFed plan.

The Company split its common shares three-for-two by paying a 50% stock dividend in December 2003. The option shares and prices have been adjusted to reflect the split.

Outstanding options under the Omnibus Plan and the 1995 Plan were 1,923,597 and 1,823,156 as of December 31, 2004 and 2003, respectively. Substantially all of the outstanding options vest after a period of four years from their grant date. Another 118,911 options remained outstanding at December 31, 2004 related to the First SecurityFed option plan. There were no stock appreciation rights outstanding as of December 31, 2004 and 2003.

Other pertinent information related to the options is as follows:

	December 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,823,156	$16.86	1,683,854	$13.46	1,365,584	$10.55
Assumed in business combination	118,911	16.15	-	-	-	-
Granted	263,494	36.53	445,982	26.67	483,935	20.63
Exercised	110,133	9.41	260,163	10.90	148,685	9.34
Forfeited	52,920	22.47	46,517	20.88	16,980	19.61
Outstanding at end of year	2,042,508	$19.61	1,823,156	$16.86	1,683,854	$13.46

Exercisable at end of year	854,270	$11.67	808,849	$9.70	1,042,896	$9.63

Weighted average fair value per
option of options granted
during the year	$9.55		$6.76		$5.80

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.   Stock Option Plans (Continued)

The following table presents certain information with respect to outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number	Remaining	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life (yrs)	Price	Exercisable	Price

$6.91 - $9.58	450,966	3.84	$8.29	450,966	$8.29
$9.58 - $16.98	516,547	2.97	14.18	326,272	12.62
$17.87 - $21.21	397,021	7.47	20.96	21,158	17.87
$23.37 - $26.89	415,980	8.21	26.67	27,181	23.93
$34.16 - $41.51	261,994	9.06	36.54	28,693	37.71
	2,042,508	5.89	$19.61	854,270	$11.67

Shares exercised pertaining to the 1995 plan were 8,250 and 2,250 and during 2004 and 2003, respectively. Options outstanding pertaining to the 1995 Plan were 174,666, 182,916, and 185,166 at December 31, 2004, 2003 and 2002, respectively.

The Company also grants restricted shares to select officers within the organization and directors who elect to receive restricted stock in lieu of cash for directors’ fees.  These restricted shares vest over a one to three year period.  Holders of restricted shares are entitled to receive cash dividends paid to the Company’s common stockholders and have the right to vote the restricted shares prior to vesting.  Compensation expense for the restricted shares equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period.  In 2004 and 2003, 34,675 and 10,785 restricted shares were granted, with a weighted-average grant-date per share fair value of $36.79 and $27.43 respectively.  There were 40,937 and 10,785 restricted shares outstanding at December 31, 2004 and 2003 respectively. No restricted shares were granted or outstanding in 2002. The Company recognized $376 thousand and $61 thousand in compensation expense related to the restricted stock grants during 2004 and 2003 respectively.

Note 20.   Derivative Financial Instruments

The Company uses interest rate swaps to hedge its interest rate risk. The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $29.0 million and $75.0 million, respectively, at December 31, 2004. For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense. When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts. The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income. The net amount receivable (payable) for the year ended December 31, 2004 and 2003 was approximately $361 thousand and $(27) thousand, respectively. The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount. At December 31, 2004, the Company's credit exposure relating to interest rate swaps was not significant.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.   Derivative Financial Instruments (Continued)

The Company’s derivative financial instruments are summarized below as of December 31, 2004 and 2003 (dollars in thousands):

	December 31, 2004					December 31, 2003
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount		Estimated Fair Value
Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$28,965	$108	5.5	4.42%	5.62%	$21,656	$	(38)
Receive variable/pay fixed swaps (2)	75,000	(400)	7.9	4.67%	2.32%	-		-

Non-hedging derivative instruments (3):
Pay fixed/receive variable swaps	3,541	102	8.8	4.42%	6.77%	-		-
Pay variable/receive fixed swaps	3,541	(102)	8.8	6.77%	4.42%	-		-
Total portfolio swaps	$111,047	$(292)	7.3	4.66%	3.39%	$21,656		$(38)
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

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.   Condensed Parent Company Financial Information

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

Balance Sheets
(In thousands)
	December 31,
	2004	2003
Assets
Cash	$558	$8,193
Investments in subsidiaries	566,786	452,063
Other assets	7,248	6,976

Total assets	$574,592	$467,232

Liabilities and Stockholders' Equity
Junior subordinated notes issued to capital trusts	87,443	87,443
Other liabilities	5,483	4,296
Stockholders' equity	481,666	375,493

Total liabilities and stockholders' equity	$574,592	$467,232

Statements of Income
(In thousands)
	Years Ended December 31,
	2004	2003	2002

Dividends from subsidiaries	$73,000	$51,000	$43,400
Interest and other income	532	3,473	1,594
Interest and other expense	(7,928)	(8,299)	(4,239)
Income before income tax benefit and
equity in undistributed net income of subsidiaries	65,604	46,174	40,755
Income tax benefit	(2,588)	(1,690)	(918)
Income before equity in undistributed net
income of subsidiaries	68,192	47,864	41,673
Equity in undistributed net income of subsidiaries	(3,763)	5,528	4,697

Net income	$64,429	$53,392	$46,370

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.   Condensed Parent Company Financial Information (Continued)

Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2004	2003	2002

Cash Flows From Operating Activities
Net income	$64,429	$53,392	$46,370
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	-	-	3
Amortization of restricted stock awards	376	61	-
Net gains on sale of investment securities available for sale	-	(82)	-
Net gains on sale of bank subsidiary	-	(3,083)	-
Equity in undistributed net income of subsidiaries	3,763	(5,528)	(4,697)
Change in other assets and other liabilities	(10,546)	(3,038)	(1,745)
Net cash provided by operating activities	58,022	41,722	39,931

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	8,029	1,525	-
Proceeds from sale of bank subsidiary, net	-	16,300	-
Cash paid for acquisitions, net	(52,291)	(92,945)	(35,106)
Net cash used in investing activities	(44,262)	(75,120)	(35,106)

Cash Flows From Financing Activities
Issuance of common stock	-	-	5,000
Purchase and retirement of common stock	-	(6)	-
Treasury stock transactions, net	(8,913)	(3,083)	(946)
Stock options exercised	1,403	3,921	1,830
Dividends paid	(13,885)	(11,727)	(10,553)
Principal paid on short-term borrowings	-	-	(11,600)
Proceeds from junior subordinated notes issued to capital trusts	-	-	59,800
Net cash (used in) provided by financing activities	(21,395)	(10,895)	43,531

Net (decrease) increase in cash	(7,635)	(44,293)	48,356

Cash:
Beginning of year	8,193	52,486	4,130

End of year	$558	$8,193	$52,486

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    The information concerning changes in accountants required by this item is incorporated herein by reference to our Current Report on Form 8-K/A reporting under Item 4 filed with the Securities and Exchange Commission on July 13, 2004.

Item 9A.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2004 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Management’s Annual Report on Internal Control Over Financial Reporting: The annual report of management on the effectiveness of our internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” under “Item 8. Financial Statements and Supplementary Data.”

(c)
Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors and Executive Officers. The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, www.mbfinancial.com.

Item 11.  Executive Compensation

The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2004 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options (1)(2)	Weighted Average Exercise Price of Outstanding Options (1)(2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column) (1)(3)(4)
Equity compensation plans approved by stockholders……..	2,029,564	$19.47	1,605,143
Equity compensation plans not approved by stockholders…	N/A	N/A	N/A
Total………………………………………………………...	2,029,564	$19.47	1,605,143

(1)	We split our common shares three-for-two by paying a 50% stock dividend in December 2003. The option shares and exercise prices have been adjusted to reflect the dividend.
(2)	Includes 118,911 shares underlying stock options that we assumed in the First SecurityFed acquisition, which have a weighted average exercise price of $16.15.
(3)	Includes 1,350,603 shares remaining available for future issuance under our 1997 Omnibus Incentive Plan, of which, up to 254,540 shares could be awarded to plan participants as restricted stock.
(4)	Includes 348,727 shares remaining available for future issuance under the Avondale 1995 Plan. Notwithstanding this availability, we will not grant future options under the Avondale 1995 Plan.
N/A - not applicable

Not included in the table are shares of our common stock that may be acquired by directors and officers who participate in the MB Financial, Inc. Stock Deferred Compensation Plan. This plan, along with the MB Financial, Inc. Non-Stock Deferred Compensation Plan, allows directors and eligible officers to defer a portion of their cash compensation. Neither plan has been approved by our stockholders. All distributions under the stock plan are made in shares of our common stock purchased by the plan trustee on the open market, except for fractional shares, which are paid in cash.

Item 13.  Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required by this item is incorporated herein by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.  Principal Accountant Fees and Services

    The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2005 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements: See Part II--Item 8. Financial Statements and Supplementary Data.

(a)(2) Financial Statement Schedules: All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) Exhibits: See Exhibit Index.

(b)     Exhibits: See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

By: /s/ MITCHELL FEIGER
       Mitchell Feiger
       President and Chief Executive Officer
       (Principal Executive Officer)

Date: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Mitchell Feiger	Director, President and Chief Executive Officer
Mitchell Feiger	(Principal Executive Officer), March 16, 2005

/s/ Jill E. York	Vice President and Chief Financial Officer
Jill E. York	(Principal Financial Officer and Principal Accounting Officer), March 16, 2005

E.M. Bakwin *	Director	) March 16, 2005
E.M. Bakwin		)
)
David P. Bolger *	Director	)
David P. Bolger		)
)
Robert S. Engelman, Jr. *	Director	)
Robert S. Engelman, Jr.		)
)
Alfred Feiger *	Director	)
Alfred Feiger		)
)
Burton J. Field *	Director	)
Burton J. Field		)
)
Lawrence E. Gilford *	Director	)
Lawrence E. Gilford		)
)
Richard I. Gilford *	Director	)
Richard I. Gilford		)
)
James N. Hallene *	Director	)
James N. Hallene		)

Thomas H. Harvey *	Director	)
Thomas H. Harvey		)
)
Patrick Henry *	Director	)
Patrick Henry		)
)
Richard J. Holmstrom *	Director	)
Richard J. Holmstrom		)
)
David L. Husman *	Director	)
David L. Husman		)
)
Clarence Mann *	Director	)
Clarence Mann		)
)
Karen J. May *	Director	)
Karen J. May		)
)
Ronald D. Santo *	Director	)
Ronald D. Santo		)
)
Kenneth A. Skopec *	Director	)
Kenneth A. Skopec		)
)
*By: /s/ Mitchell Feiger	Attorney-in-Fact	)

EXHIBIT INDEX
Exhibit Number	Description
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

2.3

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

EXHIBIT INDEX
Exhibit Number	Description
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
10.7

MB Financial, Inc. 1997 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24566-01))

10.8	Amended and Restated MB Financial Stock Deferred Compensation Plan*
10.9	Amended and Restated MB Financial Non-Stock Deferred Compensation Plan*
10.10

Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to Old MB Financial’s (then known as Avondale Financial Corp.) Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24566))

10.11

Non-Competition Agreement between the Registrant and E.M. Bakwin (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.12

Non-Competition Agreement between the Registrant and Kenneth A. Skopec (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.13

Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

10.14

First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit B to the definitive proxy statement filed by First SecurityFed Financial, Inc. on March 24, 1998 (File No. 0-23063))

10.15

Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Burton J. Field, Ronald D. Santo, Thomas D. Panos, Jill E. York, Thomas P. FitzGibbon, Jr., and Jeffrey L. Husserl (incorporated herein by reference to Exhibits 10.1 - 10.7 to the Registrant’s Current Report on Form 8-K filed on November 5, 2004 (File No. 0-24566-01))

EXHIBIT INDEX
Exhibit Number	Description
10.16

Form of Incentive Stock Option Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

10.17

Form of Non-Qualified Stock Option Agreement for Directors under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

10.18

Form of Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

10.19

Form of Restricted Stock Agreement for Directors under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

16	KPMG LLP letter re change in certifying accountant (incorporated herein by reference to Exhibit 16 to the Registrant’s Current Report on Form 8-K/A filed on July 13, 2004 (File No. 0-24566-01))
21	Subsidiaries of the Registrant*
23.1	Consent of KPMG LLP*
23.2	Consent of McGladrey & Pullen LLP*
24	Power of Attorney*
31.1	Rule 13a - 14(a)/15d - 14(a) Certification (Chief Executive Officer)*
31.2	Rule 13a - 14(a)/15d - 14(a) Certification (Chief Financial Officer)*
32	Section 1350 Certifications*
99	Report of KPMG LLP*
* Filed herewith