Form 10-Q
period 2005-03-31
MB FINANCIAL INC     /MD
filed 2005-05-10
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES: ☒   NO: ☐

There were outstanding 28,338,328 shares of the registrant’s common stock as of May 10, 2005.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2005

PART I. — FINANCIAL INFORMATION

Item 1. — Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

(Amounts in thousands, except common share data)

(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$82,493	$88,231
Interest bearing deposits with banks	12,491	17,206
Investment securities available for sale	1,414,468	1,391,444
Loans held for sale	368	372
Loans (net of allowance for loan losses of $43,820 at March 31, 2005 and $44,266 at December 31, 2004)	3,377,894	3,301,291
Lease investments, net	61,203	69,351
Premises and equipment, net	121,346	113,590
Cash surrender value of life insurance	87,258	86,304
Goodwill, net	123,628	123,628
Other intangibles, net	13,320	13,587
Other assets	53,605	48,971

Total assets	$5,348,074	$5,253,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits:
Noninterest bearing	$645,105	$673,752
Interest bearing	3,354,214	3,288,260
Total deposits	3,999,319	3,962,012
Short-term borrowings	653,262	571,155
Long-term borrowings	81,958	91,093
Junior subordinated notes issued to capital trusts	87,443	87,443
Accrued expenses and other liabilities	57,178	60,606
Total liabilities	4,879,160	4,772,309

Stockholders’ Equity
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued 28,883,404 shares at March 31, 2005 and 28,867,963 at December 31, 2004)	289	289
Additional paid-in capital	136,346	137,879
Retained earnings	360,896	347,450
Unearned compensation	(1,533)	(1,068)
Accumulated other comprehensive income (loss)	(5,382)	4,421
Less: 548,087 and 201,429 shares of treasury stock, at cost, at March 31, 2005 and December 31, 2004, respectively	(21,702)	(7,305)
Total stockholders’ equity	468,914	481,666

Total liabilities and stockholders’ equity	$5,348,074	$5,253,975

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except common share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income:
Loans	$51,415	$39,194
Investment securities available for sale:
Taxable	12,039	10,204
Nontaxable	2,422	1,685
Federal funds sold	1	16
Other interest bearing accounts	82	18
Total interest income	65,959	51,117

Interest expense:
Deposits	16,245	11,942
Short-term borrowings	3,671	1,274
Long-term borrowings and junior subordinated notes	2,358	1,860
Total interest expense	22,274	15,076
Net interest income	43,685	36,041

Provision for loan losses	2,400	2,000

Net interest income after provision for loan losses	41,285	34,041

Other income:
Loan service fees	1,156	1,065
Deposit service fees	4,672	4,295
Lease financing, net	3,605	3,948
Trust, asset management and brokerage fees	3,502	3,862
Net gain on sale of investment securities available for sale	61	691
Increase in cash surrender value of life insurance	953	899
Other operating income	1,271	1,506
	15,220	16,266
Other expense:
Salaries and employee benefits	17,831	16,123
Occupancy and equipment expense	5,305	4,461
Computer services expense	1,233	1,072
Advertising and marketing expense	719	1,193
Professional and legal expense	691	716
Brokerage fee expense	999	1,211
Telecommunication expense	675	669
Other intangibles amortization expense	267	290
Other operating expenses	3,858	3,613
	31,578	29,348

Income before income taxes	24,927	20,959

Income taxes	7,750	6,371
Net Income	$17,177	$14,588

Common share data:
Basic earnings per common share	$0.60	$0.55
Diluted earnings per common share	$0.59	$0.53
Weighted average common shares outstanding	28,538,032	26,766,696
Diluted weighted average common shares outstanding	29,275,210	27,502,434

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net income	$17,177	$14,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,375	8,103
Amortization of restricted stock awards	119	71
Gain on sales of premises and equipment and leased equipment	(97)	(219)
Amortization of other intangibles	267	290
Provision for loan losses	2,400	2,000
Deferred income tax benefit	(22)	(1,229)
Amortization of premiums and discounts on investment securities, net	3,466	3,263
Net gain on sale of investment securities available for sale	(61)	(691)
Proceeds from sale of loans held for sale	2,229	7,368
Origination of loans held for sale	(2,166)	(4,118)
Net gains on sale of loans held for sale	(59)	(101)
Increase in cash surrender value of life insurance	(953)	(899)
Interest only securities accretion	—	(56)
Deferred gain amortization on interest only securities pool termination	(431)	(148)
Increase in other assets	(1,833)	(3,750)
Decrease in other liabilities, net	(4,347)	(7,236)
Net cash provided by operating activities	24,064	17,236

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	14,498	18,393
Proceeds from maturities and calls of investment securities available for sale	48,034	41,841
Purchase of investment securities available for sale	(104,043)	(104,004)
Net increase in loans	(79,003)	(50,288)
Purchases of premises and equipment and leased equipment	(8,578)	(5,597)
Proceeds from sales of premises and equipment and leased equipment	1,443	1,361
Principal paid on lease investments	(751)	(676)
Proceeds received from interest only receivables	—	231
Net cash used in investing activities	(128,400)	(98,739)

Cash Flows From Financing Activities:
Net increase in deposits	37,307	19,004
Net increase in short-term borrowings	82,107	20,724
Proceeds from long-term borrowings	769	34,520
Principal paid on long-term borrowings	(9,904)	(9,604)
Treasury stock transactions, net	(14,397)	419
Stock options exercised	1,731	89
Dividends paid on common stock	(3,730)	(3,214)
Net cash provided by financing activities	93,883	61,938

Net decrease in cash and cash equivalents	$(10,453)	$(19,565)

Cash and cash equivalents:
Beginning of period	105,437	97,930

End of period	$94,984	$78,365

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	22,520	15,410
Income tax (refunds) paid, net	(126)	851

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	342	63

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004

(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the Company) and its subsidiaries, including its two wholly owned national bank subsidiaries, MB Financial Bank, N.A. (MB Financial Bank) and Union Bank, N.A. (Union Bank).  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice.  Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2004 audited financial statements filed on Form 10-K.

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

NOTE 2.    BUSINESS COMBINATION

The following business combination was accounted for under the purchase method of accounting.  Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition.  Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects.  The excess cost over fair value of net assets acquired is recorded as goodwill.

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

Pro forma results of operation for First SecurityFed for the three months ended March 31, 2004 are not included as First SecurityFed would not have had a material impact on the Company’s financial statements.

NOTE 3.    COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain (loss) on investment securities available for sale and interest only receivables arising during the periods, net of tax.  The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$17,177	$14,588
Unrealized holding gains (losses) on investment securities, net of tax	(9,763)	5,875
Unrealized interest only securities gains arising during the year, net of tax	—	180
Reclassification adjustments for gains included in net income, net of tax	(40)	(449)
Other comprehensive income (loss), net of tax	(9,803)	5,606
Comprehensive income	$7,374	$20,194

NOTE 4.    EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
	2005	2004
Basic:
Net income	$17,177	$14,588
Average shares outstanding	28,538,032	26,766,696
Basic earnings per share	$0.60	$0.55
Diluted:
Net income	$17,177	$14,588
Average shares outstanding	28,538,032	26,766,696
Net effect of dilutive stock options (1)	737,178	735,738
Total	29,275,210	$27,502,434
Diluted earnings per share	$0.59	$0.53

(1)   Includes the common stock equivalents for stock options and restricted share rights that are dilutive.

NOTE 5.    GOODWILL AND INTANGIBLES

Goodwill is subject to at least annual assessments for impairment by applying a fair-value based test.  An acquired intangible asset must be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  No impairment losses on goodwill or other intangibles were incurred in the three months ended March 31, 2005 or the year ended December 31, 2004.

The following table presents the changes in the carrying amount of goodwill during the three months ended March 31, 2005 and the year ended December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
Balance at beginning of period	$123,628	$70,293
Goodwill from business combinations	—	53,335
Balance at end of period	$123,628	$123,628

The Company has other intangible assets consisting of core deposit intangibles that have a weighted average original amortization period of approximately fifteen years.  The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value during the three months ended March 31, 2005 and the year ended December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
Balance at beginning of period	$13,587	$7,560
Amortization expense	(267)	(1,015)
Other intangibles from business combinations	—	7,042
Balance at end of period	$13,320	$13,587

Gross carrying amount	$29,261	$29,261
Accumulated amortization	(15,941)	(15,674)
Net book value	$13,320	$13,587

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2005	$726
2006	939
2007	749
2008	945
2009	1,181
Thereafter	8,780
$13,320

NOTE 6.    RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is an Amendment of FASB Statement Nos. 123 and 95.  SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies.  For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date.  The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available.  The cost will be recognized over the requisite service period, often the vesting period, and will be remeasured at each reporting date through settlement date.

The changes in accounting will replace existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant.  The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, would remain unchanged.  See Note 7 below for the Company’s current application of SFAS No. 123.

On April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R.  Under SFAS No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim period that begins after June 15, 2005.  The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005.  The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

NOTE 7.    PRO FORMA IMPACT OF STOCK-BASED COMPENSATION PLANS

As currently allowed under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123, the Company measures stock-based compensation cost in accordance with the methods prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  As stock options are granted at fair value, there are no charges to earnings associated with stock options granted.  Accordingly, no compensation cost has been recognized for grants made to date, except with respect to restricted stock awards.  Had compensation cost been determined for stock option grants based on the fair value method prescribed in SFAS No. 123, reported net income and earnings per common share would have been reduced to the pro forma amounts shown in the table below (in thousands, except for common share data):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$17,177	$14,588
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	159	78
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(496)	(348)
Net income, as adjusted	$16,840	$14,318

Basic earnings per share, as reported	$0.60	$0.55
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	0.01	—
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(0.02)	(0.02)
Basic earnings per share, as adjusted	$0.59	$0.53

Diluted earnings per share, as reported	$0.59	$0.53
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	0.01	—
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(0.02)	(0.01)
Diluted earnings per share, as adjusted	$0.58	$0.52

(1)   Represents amortized compensation expense for restricted shares, net of tax.

NOTE 8.    SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of March 31, 2005 and December 31, 2004 (dollars in thousands):

	March 31,		December 31,
	2005		2004
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Federal funds purchased	3.04%	$18,000	—%	$—
Securities sold under agreements to repurchase:
Customer repurchase agreements	1.64	173,846	1.35	161,561
Company repurchase agreements	2.84	208,674	2.39	172,375
Federal Home Loan Bank advances	2.77	242,742	2.20	237,219
Correspondent bank line of credit of $26.0 million	4.23	10,000	—	—

	2.53%	$653,262	2.02%	$571,155

Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling securities or investment grade lease loans to another party under a simultaneous agreement to repurchase the same securities or lease loans at a specified price and date.  The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements.  Securities sold under agreements to repurchase totaled $382.5 million and $333.9 million at March 31, 2005 and December 31, 2004, respectively.

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $222.7 million in fixed rate advances and a $20.0 million overnight advance at March 31, 2005, and $217.2 million in fixed rate advances and a $20.0 million overnight advance at December 31, 2004.  At March 31, 2005, fixed rate advances had effective interest rates, net of premiums, ranging from 1.43% to 3.27% and are subject to a prepayment fee.  The $20.0 million overnight advance has a variable interest rate that reprices daily based on Federal Home Loan Bank’s open line rate.  At March 31, 2005, the advances had maturities ranging from April 2005 to March 2006.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank.

The Company has a $26 million correspondent bank line of credit which has certain debt covenants that require the Company to maintain “Well Capitalized” capital ratios, to have no other debt except in the usual course of business, and requires the Company to maintain minimum financial ratios on return on assets and earnings as well as maintain minimum financial ratios related to the loan loss allowance.  The Company was in compliance with such debt covenants as of March 31, 2005.  The correspondent bank line of credit, which is used for short-term liquidity purposes, is secured by the stock of MB Financial Bank, and its terms are renewed annually.  As of March 31, 2005, $10 million was outstanding on the correspondent bank line of credit.  Subsequent to March 31, 2005, $4.0 million was paid on the correspondent bank line of credit, reducing the balance outstanding to $6.0 million.  As of December 31, 2004, no balance was outstanding on the correspondent bank line of credit.

NOTE 9.    LONG TERM BORROWINGS

The Company had Federal Home Loan Bank advances with maturities greater than one year of $69.3 million and $76.6 million at March 31, 2005 and December 31, 2004, respectively.  As of March 31, 2005, the advances had fixed terms with effective interest rates, net of premiums, ranging from 2.11% to 5.34%.

The Company had notes payable to banks totaling $12.7 million and $14.5 million at March 31, 2005 and December 31, 2004, respectively, which as of March 31, 2005, were accruing interest at rates ranging from 3.90% to 9.50%.  Lease investments includes equipment with an amortized cost of $16.1 million and $18.0 million at March 31, 2005 and December 31, 2004, respectively, that is pledged as collateral on these notes.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2005	$7,439
2006	23,264
2007	17,395
2008	19,084
2009	698
Thereafter	14,078
$81,958

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2005 and December 31, 2004 (in thousands):

	MB Financial Capital Trust I	Coal City Capital Trust I
Junior Subordinated Notes:
Principal balance	$61,669	$25,774
Annual interest rate	8.60%	3-mo LIBOR + 1.80%
Stated maturity date	September 30, 2032	September 1, 2028
Call date	September 30, 2007	September 1, 2008

Trust Preferred Securities:
Face value	$59,800	$25,000
Annual distribution rate	8.60%	3-mo LIBOR + 1.80%
Issuance date	August 2002	July 1998
Distribution dates (1)	Quarterly	Quarterly

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  As of March 31, 2005, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

NOTE 11.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $28.9 million and $155.0 million, respectively, at March 31, 2005.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount receivable (payable) for the three months ended March 31, 2005 and 2004 was approximately $742 thousand and $(42) thousand, respectively.  The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At March 31, 2005, the Company’s credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of March 31, 2005 and December 31, 2004 (dollars in thousands):

	March 31, 2005					December 31, 2004
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value
Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$28,864	$674	5.8	4.82%	5.63%	$28,965	$108
Pay variable/receive fixed swaps (2)	154,962	(2,054)	6.4	4.51%	2.84%	75,000	(400)

Non-hedging derivative instruments (3):
Pay fixed/receive variable swaps	4,959	138	7.0	5.09%	6.61%	3,541	102
Pay variable/receive fixed swaps	4,997	(139)	7.0	6.59%	5.07%	3,541	(102)
Total portfolio swaps	$193,782	$(1,381)	6.4	4.62%	3.41%	$111,047	$(292)

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

At March 31, 2005 and December 31, 2004, the following financial instruments were outstanding whose contract amounts represent off-balance sheet credit risk (in thousands):

	Contract Amount
	March 31, 2005	December 31, 2004
Commitments to extend credit:
Home equity lines	$180,168	$178,758
Other commitments	815,360	790,159

Letters of credit:
Standby	73,056	71,427
Commercial	5,152	6,518

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of March 31, 2005, the maximum remaining term for any standby letter of credit was December 31, 2008.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At March 31, 2005, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $263 thousand to $78.2 million from $77.9 million at December 31, 2004.  Of the $78.2 million in commitments outstanding at March 31, 2005, approximately $5.7 million of the letters of credit have been issued or renewed since December 31, 2004.  The Company had a $476 thousand liability recorded as of March 31, 2005 relating to these commitments.

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

As of March 31, 2005, the Company had approximately $4.4 million in capital expenditure commitments outstanding which relate to a new headquarters building in Chicago, Illinois.  Cash paid to date for work completed on the project totaled approximately $9.9 million at March 31, 2005.

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

Overview

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities less provision for loan losses.  Additionally, our net income is affected by other income and other expenses.  The provision for loan losses reflects the amount that we believe is adequate to cover probable credit losses in the loan portfolio.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, trust, asset management and brokerage fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, and other operating income.  Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, and other operating expenses.

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

Our net income was $17.2 million for the first quarter of 2005, compared to $14.6 million for the first quarter of 2004.  Our 2005 first quarter results generated an annualized return on average assets of 1.31% and an annualized return on average equity of 14.48%, compared to 1.34% and 15.26%, respectively, for the same period in 2004.  Fully diluted earnings per share for the first quarter of 2005 increased to $0.59 compared to $0.53 per share in the 2004 first quarter.

Compared to the first quarter of 2004, the first quarter of 2005 reflected an increase in net interest income, partially offset by a decline in net gains on sale of investment securities available for sale and an increase in salaries and employee benefits expense.  Net interest income increased in the first quarter of 2005 due to a 20.3% increase in average interest earning assets resulting from our acquisition of First SecurityFed in the second quarter of 2004 and organic growth, as well as an 8 basis point increase in the net interest margin on a fully tax equivalent basis.  Salaries and employee benefits expense increased due to the acquisition of First SecurityFed and organic growth.

We expect to see an increase in other expense, including salaries and employee benefits and marketing expense, during the second half of 2005 as we plan to expand retail branch services and business hours for our customers.  These expanded services are expected to increase other expense by approximately $1.4 million, on a pre-tax basis, for the year-ended December 31, 2005.  Offsetting part of this increase, telecommunication expense is expected to decline in the second half of 2005 as a result of final implementation of our new data and telecommunication systems.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At March 31, 2005, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $26.9 million.  See Note 1 and Note 6 of the notes to our audited consolidated financial statements for additional information.

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

Results of Operations

First Quarter Results

Net income was $17.2 million for the first quarter of 2005, compared to $14.6 million for the first quarter of 2004.  The results for the first quarter of 2005 generated an annualized return on average assets of 1.31% and an annualized return on average equity of 14.48%, compared to 1.34% and 15.26%, respectively, for the same period in 2004.

Net interest income was $43.7 million for the three months ended March 31, 2005, an increase of $7.6 million, or 21.2% from $36.0 million for the comparable period in 2004.  Net interest income grew primarily due to an $811.8 million, or 20.3% increase in average interest earning assets.  Approximately $384 million of the increase in average interest earning assets was due to our acquisition of First Security Federal Savings Bank (First SecurityFed) in the second quarter of 2004, with the remainder resulting from organic growth.  The net interest margin, expressed on a fully tax equivalent basis, was 3.80% for the first quarter of 2005 and 3.72% for the first quarter of 2004.

Provision for loan losses was at $2.4 million in the first quarter of 2005 as compared to $2.0 million in first quarter of 2004.  Net charge-offs were $2.8 million in the quarter ended March 31, 2005 compared to $1.3 million in the quarter ended March 31, 2004.  See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income decreased $1.1 million, or 6.4% to $15.2 million for the quarter ended March 31, 2005 from $16.3 million for the first quarter of 2004.  Net gain on sale of investment securities available for sale decreased by $630 thousand as net gains of $61 thousand were realized in the first quarter of 2005 compared to $691 thousand in the 2004 quarter.  Investment security sales are periodically made as part of our ongoing strategy to maintain good long-term investment portfolio returns.  Trust, asset management and brokerage fees declined by $360 thousand due to a $485 thousand decline in brokerage fees, partially offset by a $117 thousand increase in trust and asset management fees.  Brokerage fees decreased primarily due to lower fixed annuity sales during the 2005 quarter as a result of rising short-term interest rates.  Net lease financing declined by $343 thousand due to higher levels of income realized in the first quarter of 2004 on leased equipment in which we own a residual interest.  Offsetting these decreases, deposit service fees increased by $377 thousand primarily due to increases in NSF and overdraft fees and monthly service charges of $295 thousand and $43 thousand, respectively.  These increases were attributable to a 15.0% increase in average deposits in the first quarter of 2005 compared to the first quarter of 2004, primarily due to the First SecurityFed acquisition and organic growth.

Other expense increased by $2.3 million, or 7.6% to $31.6 million for the quarter ended March 31, 2005 from $29.3 million for the quarter ended March 31, 2004.  Salaries and employee benefits, other operating expenses, and computer service expense increased by $1.7 million, $245 thousand and $161 thousand, respectively, due to the acquisition of First SecurityFed and organic growth.  Occupancy and equipment expense increased by $844 thousand primarily due to a $520 thousand decline in building rental income, as well as a $347 thousand increase in depreciation expense.  Rental income declined due to the departure of tenants at the MB Financial Center operations facility located in Rosemont, Illinois in anticipation of our occupancy of the space in the fourth quarter of 2004.  Depreciation expense increased due to equipment purchased in the second half of 2004 and placed in service at MB Financial Center.  The above were offset by declines in advertising and marketing expense and brokerage fee expense of $474 thousand and $212 thousand, respectively.

As noted in the “Overview” section above, we expect to see an increase in other expense, including salaries and employee benefits and marketing expense, during the second half of 2005 as we plan to expand retail branch services and business hours for our customers.  These expanded services are expected to increase other expense by approximately $1.4 million, on a pre-tax basis, for the year-ended December 31, 2005.  Offsetting part of this increase, telecommunication expense is expected to decline in the second half of 2005 as a result of final implementation of our new data and telecommunication systems.

Income tax expense for the three months ended March 31, 2005 increased $1.4 million to $7.8 million compared to $6.4 million for the same period in 2004.  The effective tax rate was 31.1% and 30.4% for the quarter ended March 31, 2005 and 2004, respectively.  The increase in the effective tax rate was primarily due to additional state income tax, net of federal benefit, in Oklahoma related to our Union Bank subsidiary for the first quarter of 2005 compared to the same period in 2004.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended March 31,
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets:
Loans (1) (2)	$3,383,028	$51,384	6.16%	$2,843,613	$39,160	5.54%
Loans exempt from federal income taxes (3)	3,010	48	6.38	3,227	52	6.37
Taxable investment securities	1,137,527	12,039	4.23	948,677	10,204	4.30
Investment securities exempt from federal income taxes (3)	263,542	3,726	5.66	181,460	2,592	5.65
Federal funds sold	144	1	2.24	6,557	16	0.97
Other interest bearing deposits	16,163	82	2.06	8,118	18	0.89
Total interest earning assets	4,803,414	67,280	5.68	3,991,652	52,042	5.24
Non-interest earning assets	502,093			396,587
Total assets	$5,305,507			$4,388,239

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$798,848	$2,169	1.10%	$701,556	$1,242	0.71%
Savings deposits	527,628	804	0.62	457,926	605	0.53
Time deposits	1,962,517	13,272	2.74	1,690,533	10,095	2.40
Short-term borrowings	654,855	3,671	2.27	416,556	1,274	1.23
Long-term borrowings and junior subordinated notes	173,492	2,358	5.44	117,535	1,860	6.26
Total interest bearing liabilities	4,117,340	22,274	2.19	3,384,106	15,076	1.79
Non-interest bearing deposits	650,351			574,069
Other non-interest bearing liabilities	56,878			45,455
Stockholders’ equity	480,938			384,609
Total liabilities and stockholders’ equity	$5,305,507			$4,388,239
Net interest income/interest rate spread (4)		$45,006	3.49%		$36,966	3.45%
Taxable equivalent adjustment		1,321			925
Net interest income, as reported		$43,685			$36,041
Net interest margin on a fully tax equivalent basis (5)			3.80%			3.72%
Net interest margin (5)			3.69%			3.63%

(1)   Non-accrual loans are included in average loans.

(2)   Interest income includes amortization of deferred loan origination fees of $1.7 million and $1.2 million for the three months ended March 31, 2005 and 2004, respectively.

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

Net interest income on a tax equivalent basis increased $8.0 million, or 21.7% to $45.0 million for the three months ended March 31, 2005 from $37.0 million for the three months ended March 31, 2004.  Tax-equivalent interest income increased by $15.2 million primarily due to an $811.8 million, or 20.3% increase in average interest earning assets.  The increase was comprised of a $539.2 million, or 18.9% increase in average loans, a $270.9 million, or 24.0% increase in average investment securities, and an $8.1 million increase in average interest bearing deposits, offset by a $6.4 million decline in federal funds sold.  Also contributing to the increase in tax equivalent interest income was a 44 basis point increase in yield on average interest earning assets to 5.68%, due to the increase in market interest rates.  Interest expense increased by $7.2 million as average interest bearing liabilities increased by $733.2 million, while their cost increased by 40 basis points to 2.19% also due to the increase in market interest rates.  Approximately $384 million of the increase in average interest earning assets and $399 million of the increase in average interest bearing liabilities was due to our acquisition of First SecurityFed in the second quarter of 2004, with the remainder resulting from organic growth.

The net interest margin expressed on a fully tax equivalent basis for the first quarter of 2005 decreased by 7 basis points from 3.87% in the fourth quarter of 2004 primarily due to an $827 thousand decline in amortization of net deferred loan fees.

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

	Three Months Ended March 31, 2005 Compared to March 31, 2004
	Change	Change
	Due to	Due to	Total
	Volume	Rate	Change
Interest Earning Assets:
Loans	$7,683	$4,541	$12,224
Loans exempt from federal income taxes (1)	(4)	—	(4)
Taxable investment securities	1,918	(83)	1,835
Investment securities exempt from federal Income taxes (1)	1,139	(5)	1,134
Federal funds sold	(26)	11	(15)
Other interest bearing deposits	28	36	64
Total increase (decrease) in interest income	10,738	4,500	15,238

Interest Bearing Liabilities:
NOW and money market deposit accounts	188	739	927
Savings deposits	96	103	199
Time deposits	1,688	1,489	3,177
Short-term borrowings	965	1,432	2,397
Long-term borrowings and junior subordinated notes	774	(276)	498
Total increase (decrease) in interest expense	3,711	3,487	7,198
Increase (decrease) in net interest income	$7,027	$1,013	$8,040

(1)          Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets increased $94.1 million or 1.8% from December 31, 2004 to $5.3 billion at March 31, 2005.  Net loans increased by $76.6 million, or 2.3% to $3.4 billion at March 31, 2005.  In aggregate, commercial, commercial real estate and construction real estate loans grew by $104.1 million, or 18% on a combined annualized basis, while commercial loans collateralized by assignment of lease payments, residential real estate, and consumer loans declined, in aggregate, by $27.9 million, or 2.9%.  See “Loan Portfolio” section below for further analysis.  Investment securities available for sale increased by $23.0 million, or 1.7% to $1.4 billion at March 31, 2005.

Total liabilities increased by $106.9 million, or 2.2% to $4.9 billion at March 31, 2005 from $4.8 billion at December 31, 2004.  Total deposits grew by $37.3 million or 0.9% to $4.0 billion at March 31, 2005.  Total deposits remained relatively flat, as they historically have, during the first quarter, while industry trends show deposit growth declining due to rising short-term interest rates and pricing competition amongst banks and other financial institutions, money market and mutual funds.  As part of our strategy to manage market pressures on attracting and retaining deposits, we will expand retail services and business hours provided to customers in the second half of 2005.  Short-term borrowings increased by $82.1 million, or 14.4%, primarily due to a $48.6 million increase in securities sold under agreement to repurchase.  Federal funds purchased, correspondent bank line of credit and short-term Federal Home Loan Bank advances also increased by $18.0 million, $10.0 million and $5.5 million, respectively.

Total stockholders’ equity decreased $12.8 million, or 2.6% to $468.9 million at March 31, 2005 compared to $481.7 million at December 31, 2004.  The decline was primarily due to a $14.4 million increase in treasury stock resulting from the repurchase of 486,286 outstanding shares and a $9.8 million decline in accumulated other comprehensive income due to an unrealized change in market value on investment securities available for sale.  Retained earnings increased by $13.4 million due to net income of $17.2 million partially offset by $3.7 million, or $0.13 per share, in cash dividends.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	March 31,		December 31,		March 31,
	2005		2004		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial loans	$738,826	22%	$725,823	22%	$654,176	23%
Commercial loans collateralized by assignment of lease payments	245,152	7%	251,025	7%	221,757	8%
Commercial real estate	1,307,481	38%	1,263,910	38%	1,123,250	39%
Residential real estate	423,301	12%	436,122	13%	358,960	12%
Construction real estate	450,259	13%	402,765	12%	296,804	10%
Consumer loans	256,695	8%	265,912	8%	219,947	8%
Gross loans (1)	3,421,714	100%	3,345,557	100%	2,874,894	100%
Allowance for loan losses	(43,820)		(44,266)		(40,298)
Net loans	$3,377,894		$3,301,291		$2,834,596

(1)          Gross loan balances at March 31, 2005, December 31, 2004, and March 31, 2004 are net of unearned income, including net deferred loan fees of $3.8 million, $4.2 million, and $4.0 million, respectively.

Net loans increased by $76.6 million, or 2.3%, to $3.4 billion at March 31, 2005 from $3.3 billion at December 31, 2004.  Construction real estate, commercial real estate and commercial grew by $47.5 million, $43.6 million, and $13.0 million, respectively.  In aggregate, these loan categories grew by approximately 18% on an annualized basis.  The increases were primarily due to growth in both existing customer and new customer loan demand resulting from our focus on marketing and new business development.  The above increases were partially offset by decreases in residential real estate, consumer loans, and commercial loans collateralized by assignment of lease payments of $12.8 million, $9.2 million, and $5.9 million, respectively.

Net loans increased by $543.3 million, or 19.2%, to $3.4 billion at March 31, 2005 from $2.8 billion at March 31, 2004.  Commercial real estate, construction real estate, commercial, residential real estate, consumer loans, and commercial loans collateralized by assignment of lease payments grew by $184.2 million, $153.5 million, $84.7 million, $64.3 million, $36.7 million, and $23.4 million, respectively.  The increases were primarily due to growth in both existing customer and new customer loan demand resulting from our focus on marketing and new business development as well as our acquisition of First SecurityFed, which had net loans of $295.8 million at the acquisition date.  Of the $295.8 million in net loans acquired from First SecurityFed, $88.2 million in residential real estate loans were securitized and transferred to investment securities available for sale in the third quarter of 2004 for additional flexibility and favorable capital treatment on our balance sheet.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollar amounts in thousands):

	March 31, 2005	December 31, 2004	March 31, 2004
Non-performing loans:
Non-accrual loans (1)	$25,250	$23,495	$26,212
Loans 90 days or more past due, still accruing interest	850	189	97
Total non-performing loans	26,100	23,684	26,309
Other real estate owned	726	384	180
Total non-performing assets	$26,826	$24,068	$26,489
Total non-performing loans to total loans	0.76%	0.71%	0.92%
Allowance for loan losses to non-performing loans	167.89%	186.90%	153.17%
Total non-performing assets to total assets	0.50%	0.46%	0.60%

(1)          Includes restructured loans totaling $552 thousand, $568 thousand and $573 thousand at March 31, 2005, December 31, 2004, and March 31, 2004, respectively.

Total non-performing assets increased by $2.7 million to $26.8 million at March 31, 2005 from $24.1 million at December 31, 2004.  Non-accrual loans increased by $1.8 million primarily due to two commercial loans totaling $1.7 million.  Loans 90 days or more past due, still accruing interest increased by $661 thousand due to one commercial loan totaling $850 thousand.

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

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$44,266	$39,572
Provision for loan losses	2,400	2,000
Charge-offs	(3,501)	(1,710)
Recoveries	655	436
Balance at March 31,	$43,820	$40,298
Total loans at March 31,	$3,421,714	$2,874,894
Ratio of allowance for loan losses to total loans	1.28%	1.40%

Net charge-offs increased by $1.5 million to $2.8 million in the quarter ended March 31, 2005 from $1.3 million in the quarter ended March 31, 2004.  A substantial portion of the Company’s $3.5 million charge-off activity in the first quarter of 2005 was due to the charge-off of one construction real estate loan.  The construction real estate loan charge-off’s outstanding balance was classified as substandard and was reported as a potential problem loan in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2004.  This loan was sold during the first quarter of 2005.

Provision for loan losses increased by $400 thousand to $2.4 million in the three months ended March 31, 2005 from $2.0 million in the same period of 2004 based on the results of our quarterly analyses of the loan portfolio.

The following table sets forth the allocation of the allowance for loan losses for the periods presented and the percentage of loans in each category to total loans.  An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	March 31,		December 31,		March 31,
	2005		2004		2004
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$12,438	22%	$10,913	22%	$11,187	23%
Commercial loans collateralized by assignment of lease payments	5,702	7%	6,563	7%	2,471	8%
Commercial real estate	10,647	38%	10,340	38%	8,491	39%
Residential real estate	850	12%	868	13%	1,845	12%
Construction real estate	4,180	13%	4,451	12%	4,005	10%
Installment and other	712	8%	925	8%	4,569	8%
Unallocated	9,291	—	10,206	—	7,730	—
Total allowance for loan losses	$43,820	100%	$44,266	100%	$40,298	100%

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

We define potential problem loans as loans rated substandard or doubtful which are included on the watch list presented to our bank subsidiaries’ boards of directors that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans), but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Our decision to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that we recognize potential problem loans carry a higher probability of default.  The aggregate principal amounts of potential problem loans as of March 31, 2005, December 31, 2004 and March 31, 2004 were approximately $30.2 million, $44.2 million and $40.2 million, respectively.  Potential problem loans decreased $14.0 million from December 31, 2004 primarily due to one $16.7 million construction real estate loan classified as substandard at December 31, 2004 that was partially charged-off and sold during March 2005.

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

Lease investments by categories follow (in thousands):

	March 31,	December 31,	March 31,
	2005	2004	2004
Direct finance leases:
Minimum lease payments	$35,495	$34,330	$29,639
Estimated unguaranteed residual values	3,998	3,744	3,049
Less: unearned income	(3,087)	(3,175)	(3,104)
Direct finance leases (1)	$36,406	$34,899	$29,584

Leveraged leases:
Minimum lease payments	$40,771	$39,570	$27,454
Estimated unguaranteed residual values	3,301	3,037	2,356
Less: unearned income	(3,591)	(2,962)	(2,098)
Less: related non-recourse debt	(38,140)	(37,300)	(25,760)
Leveraged leases (1)	$2,341	$2,345	$1,952

Operating leases:
Equipment, at cost	$125,888	$133,918	$118,972
Less accumulated depreciation	(64,685)	(64,567)	(50,774)
Lease investments, net	$61,203	$69,351	$68,198

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

The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $12.7 million at March 31, 2005, $14.5 million at December 31, 2004 and $19.0 million at March 31, 2004.

The lease residual value represents the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  There were 1,422 leases at March 31, 2005 compared to 1,442 at December 31, 2004 and 1,268 leases at March 31, 2004.  The average residual value per lease was approximately $19 thousand at March 31, 2005, $18 thousand at December 31, 2004 and $17 thousand at March 31, 2004.

At March 31, 2005, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term December 31,	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
2005	$343	$358	$5,695	$6,396
2006	928	857	6,077	7,862
2007	1,860	1,323	4,063	7,246
2008	738	540	2,156	3,434
2009	124	223	1,336	1,683
2010	5	—	270	275
	$3,998	$3,301	$19,597	$26,896

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At March 31, 2005		At December 31, 2004		At March 31, 2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury securities	$23,090	$23,294	$23,212	$23,738	$22,033	$23,433
U.S. Government agencies	332,945	331,293	319,708	323,803	242,888	254,023
States and political subdivisions	278,832	278,879	251,846	255,009	190,341	195,886
Mortgage-backed securities	667,560	659,505	670,867	667,326	598,062	596,064
Corporate bonds	42,045	43,105	41,082	43,413	39,235	42,141
Equity securities	78,251	78,367	77,403	77,630	47,538	47,780
Debt securities issued by foreign governments	25	25	525	525	560	560
Investments in equity lines of credit trusts	—	—	—	—	1,770	1,770
Total	$1,422,748	$1,414,468	$1,384,643	$1,391,444	$1,142,427	$1,161,657

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income for the quarter, adjusted for items in net income that did not impact cash.  Net cash provided by operating activities increased by $6.9 million to $24.1 million for the quarter ended March 31, 2005 from $17.2 million for the quarter ended March 31, 2004.  Notable items in the 2005 include a $2.6 million increase in net income, and a $2.9 million lower net decrease in other liabilities.

Cash used in investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. Net cash used in investing activities increased by $29.7 million to $128.4 million for the quarter ended March 31, 2005 from $98.7 million for the quarter ended March 31, 2004.  The increase was primarily due to a $28.7 million higher net increase in loans due to greater loan demand resulting from our focus on marketing and new business development.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  Net cash provided by financing activities increased by $32.0 million to $93.9 million for the quarter ended March 31, 2005 from $61.9 million for the quarter ended March 31, 2004, due primarily to a $61.4 million higher net increase in short-term borrowings, offset by a $33.8 million decrease in proceeds from long-term borrowings.

We expect to have available cash to meet our liquidity needs.  Liquidity management is monitored by an Asset/Liability Management Committee, consisting of members of management, and the board of directors of both of our subsidiary banks, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.  In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at March 31, 2005, there were no firm lending commitments in place, management believes that our banks could borrow approximately $219.0 million for a short time from these banks on a collective basis.  Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and Union Bank is a member of the Federal Home Loan Bank of Topeka, Kansas and both banks have the ability to borrow from their respective Federal Home Loan Banks.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.

The following table summarizes our significant contractual obligations and other potential funding needs at March 31, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Time deposits	$2,036,570	$1,202,798	$626,522	$112,241	$95,009
Long-term borrowings	81,958	9,598	46,198	12,197	13,965
Junior subordinated notes issued to capital trusts	87,443	—	—	—	87,443
Operating leases	94,918	3,092	5,878	4,037	81,911
Capital expenditures	4,406	4,406	—	—	—
Total	$2,305,295	$1,219,894	$678,598	$128,475	$278,328
Commitments to extend credit	$1,073,736

At March 31, 2005, the Company’s total risk-based capital ratio was 12.05%; Tier 1 capital to risk-weighted assets ratio was 10.93% and Tier 1 capital to average asset ratio was 8.25%.  MB Financial Bank, N.A. and Union Bank, N.A. were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at March 31, 2005.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from our merger and acquisition activities might not be realized within the expected time frames, and costs or difficulties related to integration matters might be greater than expected; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and net interest margin; (5) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (6) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (7) our ability to realize the residual values of its direct finance, leveraged, and operating leases; (8) our ability to access cost-effective funding; (9) changes in financial markets; (10) changes in economic conditions in general and in the Chicago metropolitan area in particular; (11) the costs, effects and outcomes of litigation; (12) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (13) changes in accounting principles, policies or guidelines; and (14) our future acquisitions of other depository institutions or lines of business.

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

Asset Liability Management.  Management and our Treasury Group continually monitor our sensitivity to interest rate changes.  It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products.  The strategy we employ to manage our interest rate risk is to measure our risk using an asset/liability simulation model.  The model considers several factors to determine our potential exposure to interest rate risk, including measurement of repricing gaps, duration, convexity, value at risk, and the market value of portfolio equity under assumed changes in the level of interest rates, shape of the yield curves, and general market volatility.  Management controls our interest rate exposure using several strategies, which include adjusting the maturities of securities in our investment portfolio, and limiting fixed rate loans or fixed rate deposits with terms of more than five years.  We also use derivative instruments, principally interest rate swaps, to manage our interest rate risk.  See Note 11 to the Consolidated Financial Statements.

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

We remained in an asset sensitive position during the three months ended March 31, 2005.  As described below, measuring interest rate risk is subject to a variety of assumptions and is therefore subject to significant uncertainty.  However, based upon our calculations we believe that our continued asset-sensitivity stems from the fact that a majority of our assets reprice based on short-term rates, while a significant portion of liabilities are either permanently fixed (non-interest bearing deposits are fixed at zero percent) or do not reprice simultaneously with changes in short-term rates (administered-rate deposits, such as NOW, money markets, and time deposits).  Additionally, shareholders’ equity is effectively fixed, for accounting purposes, at zero percent.  As such, we expect that an increase in short-term interest rates will result in an increase of our net interest margin and, conversely, a decrease in short-term interest rates will result in a decrease in our net interest margin.  However, our residential real estate loans and mortgage-backed securities are less likely to prepay in a rising interest rate environment, reducing the opportunity for us to fully take advantage of higher interest rates in the near term.  See tables below representing our gap position and our sensitivity to changes in interest rates for further analysis.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2005 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2005 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 30%, 85% and 24%, respectively, in the first three months, 10%, 2%, and 12%, respectively, in the next three months, and 60%, 13% and 64%, respectively, after one year (dollars in thousands):

	Time to Maturity or Repricing
	0 — 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$11,886	$465	$140	$—	$12,491
Investment securities available for sale	120,836	176,042	708,171	409,419	1,414,468
Loans held for sale	368	—	—	—	368
Loans	2,212,963	353,810	820,179	34,762	3,421,714
Total interest earning assets	$2,346,053	$530,317	$1,528,490	$444,181	$4,849,041
Interest Bearing Liabilities:
NOW and money market deposit accounts	$425,764	$52,408	$317,844	$—	$796,016
Savings deposits	125,191	62,596	333,841	—	521,628
Time deposits	695,985	870,962	468,998	625	2,036,570
Short-term borrowings	586,128	66,646	488	—	653,262
Long-term borrowings	2,644	6,954	58,395	13,965	81,958
Junior subordinated notes issued to capital trusts	25,774	—	—	61,669	87,443
Total interest bearing liabilities	$1,861,486	$1,059,566	$1,179,566	$76,259	$4,176,877
Rate sensitive assets (RSA)	$2,346,053	$2,876,370	$4,404,860	$4,849,041	$4,849,041
Rate sensitive liabilities (RSL)	1,861,486	2,921,052	4,100,618	4,176,877	4,176,877
Cumulative GAP	484,567	(44,682)	304,242	672,164	672,164
(GAP=RSA—RSL)
RSA/Total assets	43.87%	53.78%	82.36%	90.67%	90.67%
RSL/Total assets	34.81%	54.62%	76.67%	78.10%	78.10%
GAP/Total assets	9.06%	(0.84)%	5.69%	12.57%	12.57%
GAP/RSA	20.65%	(1.55)%	6.91%	13.86%	13.86%

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

Based on simulation modeling which assumes immediate changes in interest rates at March 31, 2005 and December 31, 2004, we believe that our net interest income would change over a one-year period due to changes in interest rates as follows (dollars in thousands):

Immediate	Change in Net Interest Income Over One Year Horizon
Changes in	At March 31, 2005		At December 31, 2004
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$5,338	2.94%	$9,221	5.21%
+ 1.00	3,376	1.86	5,119	2.89
(1.00)	(6,660)	(3.67)	(8,837)	(4.99)

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

Gradual	Change in Net Interest Income Over One Year Horizon
Changes in	At March 31, 2005		At December 31, 2004
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$4,141	2.28%	$6,146	3.47%
+ 1.00	2,551	1.41	3,343	1.89
(1.00)	(4,454)	(2.46)	(6,529)	(3.69)

In both the immediate and gradual interest rate sensitivity tables above, changes in net interest income between March 31, 2005 and December 31, 2004 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The tables above do not show an analysis of decreases of more than 100 basis points due to the low level of current market interest rates.

Management also reviews our interest rate sensitivity under certain scenarios in which the general shape of the yield curve changes.  Two such scenarios are short-term and long-term interest rate flattening.  Short-term interest rate flattening assumes that interest rates for all terms rise up to the level of long-term interest rates at 5.3% resulting in a flat yield curve.  Long-term interest rate flattening assumes interest rates for all terms fall to levels equal to the short-term interest rates at 3.1% resulting in a flat yield curve.  Under the short-term interest rate flattening scenario, our net interest income is projected to increase by $5.2 million, or 2.8%, over a one-year period subsequent to March 31, 2005.  Under the long-term interest rate flattening scenario, our net interest is projected to decrease by $6.4 million, or 3.5%, over a one-year period subsequent to March 31, 2005.

The assumptions used in our interest rate sensitivity simulations discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2005 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management

(including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended March 31, 2005, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. — OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)          The following table sets forth information for the three months ended March 31, 2005 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 — January 31, 2005	—	$—	—	475,000
February 1, 2005 — February 28, 2005	184,286	40.63	184,000	291,000
March 1, 2005 — March 31, 2005	302,000	40.33	291,000	—
Total	486,286	$40.44	475,000

(1)          On March 1, 2005, 11,286 shares were purchased for $40.35 per share in open-market transactions that were not pursuant to a publicly announced plan or program.

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May 2005.

MB FINANCIAL, INC.

By:	/s/ Mitchell Feiger
Mitchell Feiger
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jill E. York
Jill E. York
Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Amended and Restated Agreement and Plan of Merger, dated as of April 19, 2001, by and among the Registrant, MB Financial, Inc., a Delaware corporation ("Old MB Financial'') and MidCity Financial (incorporated herein by reference to Appendix A to the joint proxy statement-prospectus filed by the Registrant pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission (the "Commission'') on October 9, 2001)

2.2

Agreement and Plan of Merger, dated as of November 1, 2002, by and among the Registrant, MB Financial Acquisition Corp II and South Holland Bancorp, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant's Current Report Form 8-K filed on November 5, 2002 (File No. 0-24566-01))

2.3

Agreement and Plan of Merger, dated as of January 9, 2004, by and among the Registrant and First SecurityFed Financial, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on January 14, 2004 (File No.0-24566-01))

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

10.1

Employment Agreement between the Registrant (as successor to Old MB Financial) and Robert S. Engelman, Jr. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-4 of Old MB Financial (then known as Avondale Financial Corp.) (No. 333-70017))

10.2

Employment Agreement between the Registrant and Mitchell Feiger (incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year-end December 31, 2002 (File No. 0-24566-01))

10.3

Form of Employment Agreement between the Registrant and Burton Field (incorporated herein by reference to Exhibit 10.5 to Old MB Financial's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-24566))

10.3A

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

10.7

MB Financial, Inc. 1997 Omnibus Incentive Plan (the "Omnibus Incentive Plan'') (incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24566-01))

10.8

Amended and Restated MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-24566-01))

10.9

Amended and Restated MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-24566-01))

10.10

Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to Old MB Financial's (then known as Avondale Financial Corp.) Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24566))

10.11

Non-Competition Agreement between the Registrant and E.M. Bakwin (incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.12

Non-Competition Agreement between the Registrant and Kenneth A. Skopec (incorporated herein by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.13

Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

10.14

First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit B to the definitive proxy statement filed by First SecurityFed Financial, Inc. on March 24, 1998 (File No. 0-23063))

10.15

Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Burton J. Field, Ronald D. Santo, Thomas D. Panos, Jill E. York, Thomas P. FitzGibbon, Jr., and Jeffrey L. Husserl (incorporated herein by reference to Exhibits 10.1 — 10.7 to the Registrant's Current Report on Form 8-K filed on November 5, 2004 (File No. 0-24566-01))

10.16

Form of Incentive Stock Option Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

10.17

Form of Non-Qualified Stock Option Agreement for Directors under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

10.18

Form of Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

10.19

Form of Restricted Stock Agreement for Directors under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

16	KPMG LLP letter re change in certifying accountant (incorporated herein by reference to Exhibit 16 to the Registrant's Current Report on Form 8-K/A filed on July 13, 2004 (File No. 0-24566-01))

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)*

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)*

32	Section 1350 Certifications*

*                 Filed herewith