Form 10-Q
period 2005-06-30
MB FINANCIAL INC     /MD
filed 2005-08-08
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

YES: ☒ NO: ☐

There were outstanding 28,550,082 shares of the registrant’s common stock as of August 8, 2005.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2005

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004
(Amounts in thousands, except common share data)
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Cash and due from banks	$ 88,095	$ 88,231
Interest bearing deposits with banks	9,907	17,206
Investment securities available for sale	1,401,424	1,391,444
Loans held for sale	300	372
Loans (net of allowance for loan losses of $44,790 at June 30, 2005
and $44,266 at December 31, 2004)	3,602,219	3,301,291
Lease investments, net	60,435	69,351
Premises and equipment, net	129,649	113,590
Cash surrender value of life insurance	88,237	86,304
Goodwill, net	124,010	123,628
Other intangibles, net	13,070	13,587
Other assets	72,097	48,971

Total assets	$ 5,589,443	$ 5,253,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing	$ 666,256	$ 673,752
Interest bearing	3,504,918	3,288,260
Total deposits	4,171,174	3,962,012
Short-term borrowings	693,125	571,155
Long-term borrowings	86,633	91,093
Junior subordinated notes issued to capital trusts	87,443	87,443
Accrued expenses and other liabilities	60,661	60,606
Total liabilities	5,099,036	4,772,309

Stockholders' Equity
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued
28,883,822 shares at June 30, 2005 and 28,867,963 at December 31, 2004)	289	289
Additional paid-in capital	133,075	137,879
Retained earnings	375,195	347,450
Unearned compensation	(1,347)	(1,068)
Accumulated other comprehensive income	(1,409)	4,421
Less: 388,091 and 201,429 shares of treasury stock, at cost, at June 30,
2005 and December 31, 2004, respectively	(15,396)	(7,305)
Total stockholders' equity	490,407	481,666

Total liabilities and stockholders' equity	$ 5,589,443	$ 5,253,975

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except common share data)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Interest income:
Loans	$57,193	$41,712	$108,608	$80,906
Investment securities:
Taxable	12,301	10,058	24,340	20,262
Nontaxable	2,499	1,946	4,921	3,631
Federal funds sold	-	28	1	44
Other interest bearing accounts	75	17	157	35
Total interest income	72,068	53,761	138,027	104,878

Interest expense:
Deposits	19,127	12,465	35,372	24,407
Short-term borrowings	4,884	1,333	8,555	2,607
Long-term borrowings and junior subordinated notes	2,370	2,157	4,728	4,017
Total interest expense	26,381	15,955	48,655	31,031
Net interest income	45,687	37,806	89,372	73,847

Provision for loan losses	3,000	1,800	5,400	3,800

Net interest income after provision for loan losses	42,687	36,006	83,972	70,047

Other income:
Loan service fees	1,396	1,119	2,552	2,184
Deposit service fees	4,866	4,633	9,538	8,928
Lease financing, net	3,225	4,330	6,830	8,278
Trust, asset management and brokerage fees	3,304	4,131	6,806	7,993
Net gain on sale of securities available for sale	2,067	391	2,128	1,082
Increase in cash surrender value of life insurance	980	942	1,933	1,841
Other operating income	1,386	1,650	2,657	3,156
	17,224	17,196	32,444	33,462

Other expense:
Salaries and employee benefits	18,288	16,947	36,119	33,070
Occupancy and equipment expense	5,825	4,988	11,130	9,449
Computer services expense	1,427	1,250	2,660	2,322
Advertising and marketing expense	1,427	1,220	2,146	2,413
Professional and legal expense	723	715	1,414	1,431
Brokerage fee expense	1,014	1,216	2,013	2,427
Telecommunication expense	885	665	1,560	1,334
Other intangibles amortization expense	250	266	517	556
Other operating expenses	3,931	3,693	7,789	7,306
	33,770	30,960	65,348	60,308

Income before income taxes	26,141	22,242	51,068	43,201

Income taxes	8,154	6,772	15,904	13,143

Net Income	$17,987	$15,470	$35,164	$30,058

Common share data:
Basic earnings per common share	$0.63	$0.56	$1.24	$1.11
Diluted earnings per common share	$0.62	$0.55	$1.21	$1.08
Cash dividends declared per common share	$0.13	$0.12	$0.26	$0.24
Weighted average common shares outstanding	28,357,533	27,491,517	28,447,284	27,129,106
Diluted weighted average common shares outstanding	28,968,885	28,216,504	29,075,380	27,874,151

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	Six Months Ended June 30,
	2005	2004

Cash Flows From Operating Activities:
Net income	$ 35,164	$ 30 ,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,113	16,011
Amortization of restricted stock awards	363	114
Gain on sales of premises and equipment and leased equipment	(129)	(713)
Amortization of other intangibles	517	556
Provision for loan losses	5,400	3,800
Deferred income tax benefit	(4,444)	2,656
Amortization of premiums and discounts on investment securities, net	7,826	7,347
Net gain on sale of investment securities available for sale	(2,128)	(1,082)
Proceeds from sale of loans held for sale	5,805	16,429
Origination of loans held for sale	(5,599)	(13,265)
Net gains on sale of loans held for sale	(134)	(150)
Increase in cash surrender value of life insurance	(1,933)	(1,841)
Interest only securities accretion	-	(114)
Deferred gain amortization on interest only securities pool termination	(431)	(296)
Increase in other assets	(15,127)	(9,125)
Decrease in other liabilities, net	(8,575)	(18,475)
Net cash provided by operating activities	33,688	31,910

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	174,483	105,489
Proceeds from maturities and calls of investment securities available for sale	87,371	102,745
Purchase of investment securities available for sale	(286,501)	(246,049)
Net increase in loans	(306,328)	(70,548)
Purchases of premises and equipment and leased equipment	(25,102)	(15,430)
Proceeds from sales of premises and equipment and leased equipment	2,372	3,086
Principal paid on lease investments	(1,397)	(538)
Cash paid, net of cash and cash equivalents in acquisitions	-	(30,267)
Proceeds received from interest only receivables	-	424
Net cash used in investing activities	(355,102)	(151,088)

Cash Flows From Financing Activities:
Net increase in deposits	209,162	6,895
Net increase in short-term borrowings	121,970	122,960
Proceeds from long-term borrowings	8,372	41,918
Principal paid on long-term borrowings	(12,832)	(18,735)
Treasury stock transactions, net	(8,091)	(5,193)
Stock options exercised	2,817	737
Dividends paid on common stock	(7,419)	(6,433)
Net cash provided by financing activities	313,979	142,149

Net (decrease) increase in cash and cash equivalents	$ (7,435)	$ 22,971

Cash and cash equivalents:
Beginning of period	105,437	97,930

End of period	$ 98,002	$ 120,901

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$ 46,302	$ 31,610
Income tax (refunds) paid, net	5,631	8,033

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$ 529	$ 63

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)
Six Months Ended June 30, 2004

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$162,077
Loans, net	295,799
Premises and equipment, net	10,305
Goodwill, net	53,351
Other intangibles, net	7,042
Other assets	4,555
Total noncash assets acquired:	533,129

Liabilities assumed:
Deposits	319,907
Short-term borrowings	16,408
Long-term borrowings	80,956
Accrued expenses and other liabilities	18,553
Total liabilities assumed:	435,824
Net noncash assets acquired:	$97,305

Cash and cash equivalents acquired	$42,856

Stock issuance in lieu of cash paid in acquisition	$67,038

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the Company) and its subsidiaries, including its two wholly owned national bank subsidiaries, MB Financial Bank, N.A. (MB Financial Bank) and Union Bank, N.A. (Union Bank). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

Pro forma results of operation for First SecurityFed for the three and six months ended June 30, 2004 are not included as First SecurityFed would not have had a material impact on the Company’s financial statements.

NOTE 3.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income, as well as the change in net unrealized gain (loss) on investment securities available for sale and interest only receivables arising during the periods, net of tax. The following table sets forth comprehensive income (loss) for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income	$ 17,987	$ 15,470	$ 35,164	$ 30,058
Unrealized holding gains (losses) on investment securities, net of tax	5,317	(17,457)	(4,447)	(11,582)
Unrealized interest only securities gains arising during the year, net of tax	-	160	-	340
Reclassification adjustments for gains included in net income, net of tax	(1,344)	(254)	(1,383)	(703)
Other comprehensive income (loss), net of tax	3,973	(17,551)	(5,830)	(11,945)
Comprehensive income (loss)	$ 21,960	$ (2,081)	$ 29,334	$ 18,113

NOTE 4.    EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic:	2005	2004	2005	2004
Net income	$ 17,987	$ 15,470	$ 35,164	$ 30,058
Average shares outstanding	28,357,533	27,491,517	28,447,284	27,129,106
Basic earnings per share	$ 0.63	$ 0.56	$ 1.24	$ 1.11
Diluted:
Net income	$ 17,987	$ 15,470	$ 35,164	$ 30,058
Average shares outstanding	28,357,533	27,491,517	28,447,284	27,129,106
Net effect of dilutive stock options (1)	611,352	724,987	628,096	745,045
Total	28,968,885	28,216,504	$ 29,075,380	$ 27,874,151
Diluted earnings per share	$ 0.62	$ 0.55	$ 1.21	$ 1.08

(1)	Includes the common stock equivalents for stock options and restricted share rights that are dilutive.

NOTE 5.    GOODWILL AND INTANGIBLES

Goodwill is subject to at least annual assessments for impairment by applying a fair-value based test. An acquired intangible asset must be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. No impairment losses on goodwill or other intangibles were incurred in the six months ended June 30, 2005 or the year ended December 31, 2004.

The following table presents the changes in the carrying amount of goodwill during the six months ended June 30, 2005 and the year ended December 31, 2004 (in thousands):
	June 30,	December 31,
	2005	2004

Balance at beginning of period	$ 123,628	$ 70,293
Goodwill from business combinations	382	53,335
Balance at end of period	$ 124,010	$ 123,628

Goodwill increased during the quarter ended June 30, 2005, as a result of the purchase of the remaining portion of LaSalle Business Systems, which was previously 60% owned by the Company. Cash of approximately $450,000 was paid to complete the transaction.

The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value during the six months ended June 30, 2005 and the year ended December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004

Balance at beginning of period	$ 13,587	$ 7,560
Amortization expense	(517)	(1,015)
Other intangibles from business combinations	-	7,042
Balance at end of period	$ 13,070	$ 13,587

Gross carrying amount	$ 29,261	$ 29,261
Accumulated amortization	(16,191)	(15,674)
Net book value	$ 13,070	$ 13,587

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2005	$ 476
2006	939
2007	749
2008	945
2009	1,181
Thereafter	8,780
$ 13,070

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

In the second quarter of 2005, the Board decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the staff to issue proposed FSP EITF 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," as final. The final FSP (retitled FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments") will replace the guidance set forth in paragraphs 10-18 of Issue 03-1. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The Board decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The finalized FSP is expected to be issued in August 2005.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is an Amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period.

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

On April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim period that begins after June 15, 2005. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year (beginning January 1, 2006, in the case of the Company), instead of the next reporting period that begins after June 15, 2005. The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this statement. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

Had compensation cost been determined for stock option grants based on the fair value method prescribed in SFAS No. 123, reported net income and earnings per common share would have been reduced to the pro forma amounts shown in the table below (in thousands, except for common share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$ 17,987	$ 15,470	$ 35,164	$ 30,058
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	204	67	363	145
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(629)	(399)	(1,125)	(747)
Net income, as adjusted	$ 17,562	$ 15,138	$ 34,402	$ 29,456

Basic earnings per share, as reported	$ 0.63	$ 0.56	$ 1.24	$ 1.11
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	0.01	-	0.01	0.01
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(0.02)	(0.01)	(0.04)	(0.03)
Basic earnings per share, as adjusted	$ 0.62	$ 0.55	$ 1.21	$ 1.09

Diluted earnings per share, as reported	$ 0.62	$ 0.55	$ 1.21	$ 1.08
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	0.01	-	0.01	0.01
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(0.02)	(0.01)	(0.04)	(0.03)
Diluted earnings per share, as adjusted	$ 0.61	$ 0.54	$ 1.18	$ 1.06

(1)	Represents amortized compensation expense for restricted shares, net of tax.

NOTE 8.    SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30,		December 31,
	2005		2004
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

Federal funds purchased	3.48%	$47,000	-%	$-
Securities sold under agreements to repurchase:
Customer repurchase agreements	2.01	164,908	1.35	161,561
Company repurchase agreements	3.31	257,608	2.39	172,375
Federal Home Loan Bank advances	3.12	223,609	2.20	237,219

	2.72%	$693,125	2.02%	$571,155

Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling securities or investment grade lease loans to another party under a simultaneous agreement to repurchase the same securities or lease loans at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. Securities sold under agreements to repurchase totaled $422.5 million and $333.9 million at June 30, 2005 and December 31, 2004, respectively.

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $208.6 million in fixed rate advances and a $15.0 million overnight advance at June 30, 2005, and $217.2 million in fixed rate advances and a $20.0 million overnight advance at December 31, 2004. At June 30, 2005, fixed rate advances had effective interest rates, net of premiums, ranging from 1.77% to 3.56% and are subject to a prepayment fee. The $15.0 million overnight advance has a variable interest rate that reprices daily based on Federal Home Loan Bank’s open line rate. At June 30, 2005, the advances had maturities ranging from July 2005 to April 2006.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, securities and first mortgage loans with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank.

The Company has a $26 million correspondent bank line of credit which has certain debt covenants that require the Company to maintain “Well Capitalized” capital ratios, to have no other debt except in the usual course of business, and requires the Company to maintain minimum financial ratios on return on assets and earnings as well as maintain minimum financial ratios related to the loan loss allowance. The Company was in compliance with such debt covenants as of June 30, 2005. The correspondent bank line of credit, which is used for short-term liquidity purposes, is secured by the stock of MB Financial Bank, and its terms are renewed annually. As of June 30, 2005 and December 31, 2004, no balance was outstanding on the correspondent bank line of credit.

NOTE 9.    LONG TERM BORROWINGS

The Company had Federal Home Loan Bank advances with maturities greater than one year of $68.6 million and $76.6 million at June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, the advances had fixed terms with effective interest rates, net of premiums, ranging from 2.48% to 4.55%.

The Company had notes payable to banks totaling $11.0 million and $14.5 million at June 30, 2005 and December 31, 2004, respectively, which as of June 30, 2005, were accruing interest at rates ranging from 3.90% to 9.50%. Lease investments includes equipment with an amortized cost of $14.7 million and $18.0 million at June 30, 2005 and December 31, 2004, respectively, that is pledged as collateral on these notes.

On June 30, 2005, the Company’s Union Bank subsidiary issued $7 million of 10 year floating rate subordinated debt. Interest is payable at a rate of 3 month LIBOR + 1.55%, on the 23rd day of each February, May, August and November, beginning August 23, 2005. The first optional call date is August 23, 2010 at par, or at a premium to par at any time prior to that date upon the occurrence of a specified adverse tax event.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2005	$4,837
2006	22,467
2007	17,180
2008	19,414
2009	785
Thereafter	21,950
$86,633

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2005 and December 31, 2004 (in thousands):

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption of the junior subordinated notes on a date no earlier than September 30, 2007 for MB Financial Capital Trust I and September 1, 2008 for Coal City Capital Trust I. Prior to these respective redemption dates, the junior subordinated notes may also be redeemed by the Company (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in a trust being treated as an investment company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes. The Company’s obligations under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust. The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of June 30, 2005, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

NOTE 11.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps to hedge its interest rate risk. The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $29.9 million and $200.0 million, respectively, at June 30, 2005. For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense. When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts. The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income. The net amount receivable (payable) for the six months ended June 30, 2005 and 2004 was approximately $750 thousand and ($44) thousand, respectively. The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount. At June 30, 2005, the Company's credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	June 30, 2005					December 31, 2004
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value

Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$ 29,906	$ 108	5.8	5.23%	5.92%	$ 28,965	$ 108
Pay variable/receive fixed swaps (2)	199,926	(166)	7.0	4.59%	3.26%	75,000	(400)

Non-hedging derivative instruments (3):
Pay fixed/receive variable swaps	20,280	194	6.9	5.07%	6.11%	3,541	102
Pay variable/receive fixed swaps	20,354	(194)	6.9	6.10%	5.07%	3,541	(102)
Total portfolio swaps	$ 270,466	$ (58)	6.8	4.81%	3.91%	$ 111,047	$ (292)
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

At June 30, 2005 and December 31, 2004, the following financial instruments were outstanding whose contract amounts represent off-balance sheet credit risk (in thousands):

	Contract Amount
	June 30, 2005	December 31, 2004
Commitments to extend credit:
Home equity lines	$ 184,766	$ 178,758
Other commitments	857,568	790,159

Letters of credit:
Standby	74,111	71,427
Commercial	7,036	6,518

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years. These letters of credit may also be extended or amended from time to time depending on the bank customer's needs. As of June 30, 2005, the maximum remaining term for any standby letter of credit was December 31, 2008. A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At June 30, 2005, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $3.2 million to $81.1 million from $77.9 million at December 31, 2004. Of the $81.1 million in commitments outstanding at June 30, 2005, approximately $14.3 million of the letters of credit have been issued or renewed since December 31, 2004. The Company had a $529 thousand liability recorded as of June 30, 2005 relating to these commitments.

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

NOTE 13.    SUBSEQUENT EVENT

On July 7, 2005, MB Financial Center Land Owner LLC (a wholly owned subsidiary of MB Financial Bank) purchased the land at the Company’s operations center in Rosemont, IL, for $14.2 million. The land had previously been leased in conjunction with the corresponding 2003 purchase of the Rosemont building.

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

Overview

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities less provision for loan losses. Additionally, our net income is affected by other income and other expenses. The provision for loan losses reflects the amount that, when added to the allowance for loan losses, we believe is adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, trust, asset management and brokerage fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, and other operating income. Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, and other operating expenses.

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

Our net income was $18.0 million for the second quarter of 2005, compared to $15.5 million for the second quarter of 2004. Our 2005 second quarter results generated an annualized return on average assets of 1.31% and an annualized return on average equity of 14.96%, compared to 1.34% and 15.33%, respectively, for the same period in 2004. Fully diluted earnings per share for the second quarter of 2005 increased to $0.62 compared to $0.55 per share in the 2004 second quarter.

Compared to the second quarter of 2004, the second quarter of 2005 reflected an increase in net interest income, partially offset by an increase in provision for loan losses, salaries and employee benefits expense, occupancy and equipment expense and other operating expenses. Net interest income increased in the second quarter of 2005 due primarily to an 18.6% increase in average interest earning assets resulting from our acquisition of First SecurityFed in the latter part of the second quarter of 2004 and organic growth, as well as a 6 basis point increase in our net interest margin on a fully tax equivalent basis. Salaries and employee benefits expense increased due to the acquisition of First SecurityFed and organic growth.

The Company expects to see an increase in other expense, including salaries and employee benefits and advertising and marketing expense, during the second half of 2005 as it expands retail branch services and business hours for customers. As part of the expansion, the Company plans to add approximately 50 full time equivalent employees, and anticipates salaries and employee benefits will increase by approximately $750 thousand during the second half of 2005. Offsetting part of this increase, telecommunication expense is expected to decline in the second half of 2005 as a result of final implementation of the Company’s new data and telecommunication systems. The Company plans to spend approximately $4.0 million in total advertising and marketing expenditures in second half of 2005, with a portion of these expenditures devoted to the expansion of retail branch services and business hours.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases. Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a quarterly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected. At June 30, 2005, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $28.2 million. See Note 1 and Note 6 of the notes to our audited consolidated financial statements for additional information.

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

Results of Operations

Second Quarter Results

Net income was $18.0 million for the second quarter of 2005, compared to $15.5 million for the second quarter of 2004. The results for the second quarter of 2005 generated an annualized return on average assets of 1.31% and an annualized return on average equity of 14.96%, compared to 1.34% and 15.33%, respectively, for the same period in 2004.

Net interest income was $45.7 million for the three months ended June 30, 2005, an increase of $7.9 million, or 20.8% from $37.8 million for the comparable period in 2004. Net interest income grew primarily due to a $783.0 million, or 18.6% increase in average interest earning assets. Approximately $244 million of the increase in average interest earning assets was due to our acquisition of First Security Federal Savings Bank (First SecurityFed) in the latter part of the second quarter of 2004, with the remainder resulting from organic growth. The net interest margin, expressed on a fully tax equivalent basis, was 3.78% for the second quarter of 2005 and 3.72% for the second quarter of 2004.

The provision for loan losses was $3.0 million in the second quarter of 2005 compared to $1.8 million in the second quarter of 2004. Net charge-offs were $2.0 million in the quarter ended June 30, 2005 compared to $1.9 million in the quarter ended June 30, 2004. See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income for the quarter ended June 30, 2005 remained the same compared to the previous year at $17.2 million. Net lease financing decreased by $1.1 million due to lower levels of income realized in the second quarter of 2005 on leased equipment in which we own a residual interest. Trust, asset management and brokerage fees declined by $827 thousand, primarily due to a $602 thousand decline in brokerage fees. Brokerage fees declined because of lower fixed annuity sales during the 2005 quarter. Offsetting these decreases, net gains on sale of investment securities available for sale increased by $1.7 million as net gains of $2.1 million were realized in the second quarter of 2005 compared to $391 thousand in the 2004 quarter. Investment security sales are periodically made as part of our ongoing strategy to maintain good long-term investment portfolio returns. Loan service fees increased $277 thousand, while deposit service fees increased $233 thousand primarily due to a $223 thousand increase in NSF and overdraft fees.

Other expense increased $2.8 million, or 9.1% to $33.8 million for the quarter ended June 30, 2005 from $31.0 million for the quarter ended June 30, 2004. Salaries and employee benefits, other operating expenses, telecommunication expense and computer service expense increased by $1.3 million, $238 thousand, $220 thousand and $177 thousand, respectively, due to the acquisition of First SecurityFed and organic growth. Occupancy and equipment expense increased by $837 thousand primarily due to a $414 thousand decline in building rental income, as well as a $276 thousand increase in depreciation expense. Rental income declined due to the departure of tenants at the MB Financial Center operations facility located in Rosemont, Illinois as a result of our occupancy of the space in the fourth quarter of 2004. Depreciation expense increased due to equipment purchased in the second half of 2004 and placed in service at MB Financial Center. Marketing expense increased by $207 thousand, while brokerage fee expense declined by $202 thousand due to the decline in brokerage fees in the current quarter.

As noted in the “Overview” section above, the Company expects to see an increase in other expense, including salaries and employee benefits and advertising and marketing expense, during the second half of 2005 as it plans to expand retail branch services and business hours for customers. As part of the expansion, the Company plans to add approximately 50 full time equivalent employees, and anticipates salaries and employee benefits will increase by approximately $750 thousand during the second half of 2005. Offsetting part of this increase, telecommunication expense is expected to decline in the second half of 2005 as a result of final implementation of the Company’s new data and telecommunication systems. The Company plans to spend approximately $4.0 million in total advertising and marketing expenditures in second half of 2005, with a portion of these expenditures devoted to the expansion of retail branch services and business hours.

Income tax expense for the three months ended June 30, 2005 increased $1.4 million to $8.2 million compared to $6.8 million for the same period in 2004. The effective tax rate was 31.2% and 30.4% for the quarter ended June 30, 2005 and 2004, respectively. The increase in the effective tax rate was primarily due to additional state income tax, net of federal benefit, in Oklahoma related to our Union Bank subsidiary for the second quarter of 2005 compared to the same period in 2004.

Year-To-Date Results

Net income was $35.2 million for the first six months of 2005, compared to $30.1 million for the first six months of 2004. The results for the first six months of 2005 generated an annualized return on average assets of 1.31% and an annualized return on average equity of 14.72%, compared to 1.34% and 15.29%, respectively, for the first six months of 2004.

Net interest income was $89.4 million for the six months ended June 30, 2005, an increase of $15.6 million, or 21.1% from $73.8 million for the comparable period in 2004. Net interest income grew primarily due to a $797.9 million, or 19.5% increase in average interest earning assets. Approximately $311 million of the increase in average interest earning assets was due to our acquisition of First SecurityFed in the second quarter of 2004, with the remainder resulting from organic growth. The net interest margin, expressed on a fully tax equivalent basis, was 3.79% for the first six months of 2005 and 3.72% for the first six months of 2004.

The provision for loan losses was $5.4 million in the first six months of 2005 compared to $3.8 million in the first six months of 2004. Net charge-offs were $4.9 million in the six months ended June 30, 2005 compared to $3.2 million in the six months ended June 30, 2004. See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income decreased $1.1 million, or 3.0% to $32.4 million for the six months ended June 30, 2005 from $33.5 million for the six months ended June 30, 2004. Net lease financing declined by $1.4 million due to lower levels of income realized in the first six months of 2005 on leased equipment in which we own a residual interest. Trust, asset management and brokerage fees declined by $1.1 million, primarily due to a $1.1 million decline in brokerage fees. Brokerage fees declined because of lower fixed annuity sales during the 2005 quarter. Other operating income decreased $499 thousand primarily due to a decline in gain on sale of assets of $287 thousand. Offsetting the declines above, net gains on sale of investment securities available for sale increased by $1.0 million as net gains of $2.1 million were realized in the first six months of 2005 compared to $1.1 million in the first six months of 2004. Investment security sales are periodically made as part of our ongoing strategy to maintain good long-term investment portfolio returns. Deposit service fees increased $610 thousand, primarily due to increases in NSF and overdraft fees and miscellaneous service fees of $517 thousand and $74 thousand, respectively, while loan service fees increased $368 thousand.

Other expense increased by $5.0 million, or 8.4% to $65.3 million for the six months ended June 30, 2005 from $60.3 million for the six months ended June 30, 2004. Salaries and employee benefits, other operating expenses, and computer service expense increased by $3.0 million, $483 thousand and $338 thousand, respectively, due to the acquisition of First SecurityFed and organic growth. Occupancy and equipment expense increased by $1.7 million, primarily due to a $795 thousand decline in building rental income, as well as a $761 thousand increase in depreciation expense. Rental income declined due to the departure of tenants at the MB Financial Center operations facility located in Rosemont, Illinois as a result of our occupancy of the space in the fourth quarter of 2004. Depreciation expense increased due to computer and telecommunication equipment purchased in the second half of 2004 and placed in service at MB Financial Center. The above were offset by declines in brokerage fee expense and advertising and marketing expense of $414 thousand and $267 thousand, respectively.

Income tax expense for the six months ended June 30, 2005 increased $2.8 million to $15.9 million compared to $13.1 million for the same period in 2004. The effective tax rate was 31.1% and 30.4% for the six months ended June 30, 2005 and 2004, respectively. The increase in the effective tax rate was primarily due to additional state income tax, net of federal benefit, in Oklahoma related to our Union Bank subsidiary for the first six months of 2005 compared to the same period in 2004.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended June 30,
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$ 3,535,103	$ 57,162	6.49%	$ 2,975,268	$ 41,676	5.63%
Loans exempt from federal income taxes (3)	2,975	48	6.38	3,190	55	6.82
Taxable investment securities	1,163,316	12,301	4.23	994,739	10,058	4.04
Investment securities exempt from federal income taxes (3)	273,336	3,845	5.56	210,370	2,995	5.63
Federal funds sold	-	-	0.00	12,797	28	0.87
Other interest bearing deposits	12,816	75	2.35	8,228	17	0.83
Total interest earning assets	4,987,546	73,431	5.91	4,204,592	54,829	5.24
Non-interest earning assets	510,322			428,479
Total assets	$ 5,497,868			$ 4,633,071

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 772,767	$ 2,432	1.26%	$ 716,319	$ 1,269	0.71%
Savings deposits	516,318	799	0.62	491,879	696	0.57
Time deposits	2,133,830	15,896	2.99	1,743,961	10,500	2.42
Short-term borrowings	701,732	4,884	2.79	451,559	1,333	1.19
Long-term borrowings and junior subordinated notes	168,262	2,370	5.57	159,498	2,157	5.35
Total interest bearing liabilities	4,292,909	26,381	2.46	3,563,216	15,955	1.80
Non-interest bearing deposits	665,188			605,055
Other non-interest bearing liabilities	57,480			58,880
Stockholders’ equity	482,291			405,920
Total liabilities and stockholders’ equity	$ 5,497,868			$ 4,633,071
Net interest income/interest rate spread (4)		$ 47,050	3.45%		$ 38,874	3.44%
Taxable equivalent adjustment		1,363			1,068
Net interest income, as reported		$ 45,687			$ 37,806
Net interest margin (5)			3.67%			3.62%
Tax equivalent effect			0.11%			0.10%
Net interest margin on a fully tax equivalent basis (5)			3.78%			3.72%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $2.1 million and $1.6 million for the three months ended June 30, 2005 and 2004, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $8.2 million, or 21.0% to $47.1 million for the three months ended June 30, 2005 from $38.9 million for the three months ended June 30, 2004. Tax-equivalent interest income increased by $18.6 million due to a $783.0 million, or 18.6% increase in average interest earning assets. The increase was comprised of a $559.6 million, or 18.8% increase in average loans, a $231.6 million, or 19.2% increase in average investment securities, and a $4.6 million increase in average interest bearing deposits, offset by a $12.8 million decline in federal funds sold. The yield on average interest earning assets increased 67 basis points to 5.91% due to the increase in market interest rates. Interest expense increased by $10.4 million as average interest bearing liabilities increased by $729.7 million, while their cost increased by 66 basis points to 2.46%, also due to the increase in market interest rates. Approximately $244 million of the increase in average interest earning assets and $268 million of the increase in average interest bearing liabilities was due to our acquisition of First SecurityFed in the latter part of the second quarter of 2004, with the remainder resulting from organic growth.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Six Months Ended June 30,
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$ 3,459,486	$ 108,546	6.33%	$ 2,909,443	$ 80,836	5.59%
Loans exempt from federal income taxes (3)	2,992	96	6.38	3,209	107	6.60
Taxable investment securities	1,150,493	24,340	4.23	971,708	20,262	4.17
Investment securities exempt from federal income taxes (3)	268,466	7,571	5.61	195,915	5,586	5.64
Federal funds sold	72	1	2.76	9,677	44	0.90
Other interest bearing deposits	14,480	157	2.19	8,173	35	0.86
Total interest earning assets	4,895,989	140,711	5.80	4,098,125	106,870	5.24
Non-interest earning assets	506,230			412,325
Total assets	$ 5,402,219			$ 4,510,450

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 785,736	$ 4,601	1.18%	$ 708,938	$ 2,511	0.71%
Savings deposits	521,941	1,603	0.62	474,902	1,301	0.55
Time deposits	2,048,647	29,168	2.87	1,717,247	20,595	2.41
Short-term borrowings	678,423	8,555	2.54	434,058	2,607	1.21
Long-term borrowings and junior subordinated notes	170,862	4,728	5.50	138,517	4,017	5.74
Total interest bearing liabilities	4,205,609	48,655	2.33	3,473,662	31,031	1.80
Non-interest bearing deposits	657,810			589,562
Other non-interest bearing liabilities	57,189			51,952
Stockholders’ equity	481,611			395,274
Total liabilities and stockholders’ equity	$ 5,402,219			$ 4,510,450
Net interest income/interest rate spread (4)		$ 92,056	3.47%		$ 75,839	3.44%
Taxable equivalent adjustment		2,684			1,992
Net interest income, as reported		$ 89,372			$ 73,847
Net interest margin (5)			3.68%			3.62%
Tax equivalent effect			0.11%			0.10%
Net interest margin on a fully tax equivalent basis (5)			3.79%			3.72%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $3.8 million and $2.7 million for the first six months ended June 30, 2005 and 2004, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $16.3 million, or 21.4% to $92.1 million for the six months ended June 30, 2005 from $75.8 million for the six months ended June 30, 2004. Tax-equivalent interest income increased by $33.8 million due to a $797.9 million, or 19.5% increase in average interest earning assets. The increase was comprised of a $549.8 million, or 18.9% increase in average loans, a $251.4 million, or 21.5% increase in average investment securities, and a $6.3 million increase in average interest bearing deposits, offset by a $9.6 million decline in federal funds sold. The yield on average interest earning assets increased 56 basis points to 5.80% due to the increase in market interest rates. Interest expense increased by $17.6 million as average interest bearing liabilities increased by $731.9 million, while their cost increased by 53 basis points to 2.33%, also due to the increase in market interest rates. Approximately $311 million of the increase in average interest earning assets and $335 million of the increase in average interest bearing liabilities was due to our acquisition of First SecurityFed in the second quarter of 2004, with the remainder resulting from organic growth.

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

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Compared to June 30, 2004			Compared to June 30, 2004
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change

Interest Earning Assets:
Loans	$ 8,588	$ 6,898	$ 15,486	$ 16,298	$ 11,412	$ 27,710
Loans exempt from federal income taxes (1)	(3)	(4)	(7)	(7)	(4)	(11)
Taxable investment securities	1,790	453	2,243	3,725	353	4,078
Investment securities exempt from federal Income taxes (1)	894	(44)	850	2,032	(47)	1,985
Federal funds sold	(14)	(14)	(28)	(73)	30	(43)
Other interest bearing deposits	14	44	58	41	81	122
Total increase (decrease) in interest income	11,269	7,333	18,602	22,016	11,825	33,841

Interest Bearing Liabilities:
NOW and money market deposit accounts	108	1,055	1,163	296	1,794	2,090
Savings deposits	37	66	103	134	168	302
Time deposits	2,636	2,760	5,396	4,314	4,259	8,573
Short-term borrowings	1,032	2,519	3,551	2,007	3,941	5,948
Long-term borrowings and junior subordinated notes	124	89	213	892	(181)	711
Total increase (decrease) in interest expense	3,937	6,489	10,426	7,643	9,981	17,624
Increase (decrease) in net interest income	$ 7,332	$ 844	$ 8,176	$ 14,373	$ 1,844	$ 16,217

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets increased $335.5 million or 6.4% at June 30, 2005 from $5.3 billion at December 31, 2004. Net loans increased by $300.9 million, or 9.1% to $3.6 billion at June 30, 2005. In aggregate, commercial real estate, commercial, construction real estate, and commercial loans collateralized by assignment of lease payments grew by $322.2 million, or 25% on a combined annualized basis, while residential real estate and consumer loans declined, in aggregate, by $20.8 million, or 6.0% on an annualized basis. See “Loan Portfolio” section below for further analysis. Investment securities available for sale increased by $10.0 million, or 0.7% to $1.4 billion at June 30, 2005.

Total liabilities increased by $326.7 million, or 6.8% to $5.1 billion at June 30, 2005 from $4.8 billion at December 31, 2004. Total deposits grew by $209.2 million or 5.3% to $4.2 billion during that same period. A majority of the increase in deposits relates to brokered time deposits acquired by the Company. In order to fund recent loan growth, the Company has increased brokered time deposits $286.4 million to $558.8 million as of June 30, 2005, from $272.3 million as of December 31, 2004. As part of the Company’s strategy to manage market pressures on attracting and retaining deposits, it will expand retail services and business hours provided to customers in the second half of 2005. Short-term borrowings increased by $122.0 million, or 21.4%, primarily due to increases in securities sold under agreement to repurchase, federal funds purchased, and customer repurchase agreements of $85.2 million, $47.0 million and $3.4 million, respectively. The above increases were offset by a $13.6 million decline in short-term Federal Home Loan Bank advances.

Total stockholders’ equity increased $8.7 million, or 1.8% to $490.4 million at June 30, 2005 compared to $481.7 million at December 31, 2004. Retained earnings increased by $27.7 million due to net income of $35.2 million, partially offset by $7.5 million or $0.26 per share, in cash dividends. Treasury stock increased by $8.1 million resulting from the repurchase of 498,956 outstanding shares. Accumulated other comprehensive income declined by $5.8 million due to gains realized and an unrealized change in market value on investment securities available for sale. Additional paid-in capital declined by $4.8 million due to stock options exercised.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):
	June 30,		December 31,		June 30,
	2005		2004		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial loans	$ 801,253	22%	$ 725,823	22%	$ 675,442	21%
Commercial loans collateralized by assignment of lease payments	269,941	7%	251,025	7%	243,706	8%
Commercial real estate	1,431,125	39%	1,263,910	38%	1,218,256	38%
Residential real estate	419,873	12%	436,122	13%	502,971	16%
Construction real estate	463,410	13%	402,765	12%	332,598	10%
Consumer loans	261,407	7%	265,912	8%	220,266	7%
Gross loans (1)	3,647,009	100%	3,345,557	100%	3,193,239	100%
Allowance for loan losses	(44,790)		(44,266)		(44,236)
Net loans	$ 3,602,219		$ 3,301,291		$ 3,149,003

(1)	Gross loan balances at June 30, 2005, December 31, 2004, and June 30, 2004 are net of unearned income, including net deferred loan fees of $3.7 million, $4.2 million, and $6.0 million, respectively.

Net loans increased by $300.9 million, or 9.1%, to $3.6 billion in the first six months of 2005 from $3.3 billion at December 31, 2004. Commercial real estate, commercial, construction real estate, and commercial loans collateralized by assignment of lease payments grew by $167.2 million, $75.4 million, $60.6 million, and $18.9 million, respectively. In aggregate, these loan categories grew by approximately 25% on an annualized basis. The increases were primarily due to growth in both existing customer and new customer loan demand resulting from our focus on marketing and new business development. The above increases were partially offset by decreases in residential real estate and consumer loans of $16.2 million and $4.5 million, respectively. In aggregate, these loan categories declined by approximately 6% on an annualized basis.

Net loans increased by $453.2 million, or 14.4%, to $3.6 billion at June 30, 2005 from $3.1 billion at June 30, 2004. Commercial real estate, construction real estate, commercial, consumer loans, and commercial loans collateralized by assignment of lease payments grew by $212.9 million, $130.8 million, $125.8 million, $41.1 million, and $26.2 million, respectively. The increases were primarily due to growth in both existing customer and new customer loan demand resulting from our focus on marketing and new business development. Residential real estate declined by $83.1 million, primarily due to $88.2 million in residential real estate loans which were securitized and transferred to investment securities available for sale in the third quarter of 2004 to provide additional flexibility and favorable capital treatment on our balance sheet.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollar amounts in thousands):

	June 30, 2005	December 31, 2004	June 30, 2004
Non-performing loans:
Non-accrual loans (1)	$23,888	$23,495	$25,688
Loans 90 days or more past due, still accruing interest	62	189	3,189
Total non-performing loans	23,950	23,684	28,877
Other real estate owned	285	384	0
Total non-performing assets	$24,235	$24,068	$28,877
Total non-performing loans to total loans	0.66%	0.71%	0.90%
Allowance for loan losses to non-performing loans	187.01%	186.90%	153.19%
Total non-performing assets to total assets	0.43%	0.46%	0.58%

(1)	Includes restructured loans totaling $542 thousand, $568 thousand and $589 thousand at June 30, 2005, December 31, 2004, and June 30, 2004, respectively.

Total non-performing assets decreased by $4.6 million to $24.2 million at June 30, 2005 from $28.9 million at June 30, 2004, due to a decrease in loans 90 days or more past due and still accruing interest. The decrease in non-performing loans was primarily a result of multiple small balance loans being reclassified or charged off during the six month period ended December 31, 2004.

Allowance for Loan Losses

Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. Selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, materially different financial condition or results of operations is a reasonable possibility.

We maintain our allowance for loan losses at a level that management believes is adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans, underlying collateral and prior loss experience. We use a risk rating system to evaluate the adequacy of the allowance for loan losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine, by the originating loan officer, Senior Credit Management, loan review or any loan committee, with one being the best case and nine being a loss or the worst case. Estimated loan default factors are multiplied against loan balances in each risk-rating category and then multiplied by an historical loss given default rate by loan type to determine an appropriate level for the allowance for loan losses. A specific reserve may be determined on a loan by loan basis. Loans with risk ratings between six and eight are monitored more closely by the officers and Senior Credit Management, and may result in specific reserves. Control of our loan quality is continually monitored by management and is reviewed by our bank subsidiaries’ boards of directors at their regularly scheduled meetings. We consistently apply our methodology for determining the adequacy of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Balance at beginning of period	$43,820	$40,298	$44,266	$39,572
Additions from acquisition	-	4,052	-	4,052
Provision for loan losses	3,000	1,800	5,400	3,800
Charge-offs	(2,474)	(2,366)	(5,975)	(4,076)
Recoveries	444	452	1,099	888
Balance at June 30,	$44,790	$44,236	$44,790	$44,236
Total loans at June 30,	$3,647,009	$3,193,239	$3,647,009	$3,193,239
Ratio of allowance for loan losses to total loans	1.23%	1.39%	1.23%	1.39%

Net charge-offs increased by $116 thousand to $2.0 million in the quarter ended June 30, 2005 from $1.9 million in the quarter ended June 30, 2004.

The provision for loan losses increased by $1.2 million to $3.0 million in the three months ended June 30, 2005 from $1.8 million in the same period of 2004 based on the results of our quarterly analyses of the loan portfolio. A portion of the increase in loan provision was due to strong loan growth.

Net charge-offs increased by $1.7 million to $4.9 million in the six months ended June 30, 2005 from $3.2 million in the six months ended June 30, 2004. A substantial portion of the Company’s charge-off activity in the six months ended June 30, 2005 was due to the charge-off of one construction real estate loan. This loan’s outstanding balance was classified as substandard and was reported as a potential problem loan in the Company’s Annual Report on Form 10-K for the year-ended December 31, 2004. This loan was sold during the first quarter of 2005.

The provision for loan losses increased by $1.6 million to $5.4 million in the six months ended June 30, 2005 from $3.8 million in the same period of 2004 based on the results of our quarterly analyses of the loan portfolio. The loan loss provision taken in the second quarter of 2005 accounted for most of this increase.

Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including specific reserves, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in our market area. In addition, federal regulatory authorities, as part of the examination process, periodically review our allowance for loan losses. Our regulators may require us to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination. Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

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

We define potential problem loans as loans rated substandard or doubtful which are included on the watch list presented to our bank subsidiaries’ boards of directors that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans), but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Our decision to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that we recognize potential problem loans carry a higher probability of default. The aggregate principal amounts of potential problem loans were $22.1 million as of June 30, 2005, and approximately $44.2 million at both December 31, 2004 and June 30, 2004. Potential problem loans decreased $22.1 million from December 31, 2004 partially due to one $16.7 million construction real estate loan classified as substandard at December 31, 2004 that was partially charged-off and sold during March 2005.

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

Lease investments by categories follow (in thousands):

	June 30,	December 31,	June 30,
	2005	2004	2004

Direct finance leases:
Minimum lease payments	$36,244	$34,330	$30,477
Estimated unguaranteed residual values	4,333	3,744	3,122
Less: unearned income	(3,168)	(3,175)	(3,129)
Direct finance leases (1)	$37,409	$34,899	$30,470

Leveraged leases:
Minimum lease payments	$41,407	$39,570	$35,870
Estimated unguaranteed residual values	3,551	3,037	2,931
Less: unearned income	(3,441)	(2,962)	(2,760)
Less: related non-recourse debt	(38,777)	(37,300)	(33,756)
Leveraged leases (1)	$2,740	$2,345	$2,285

Operating leases:
Equipment, at cost	$129,670	$133,918	$121,101
Less accumulated depreciation	(69,235)	(64,567)	(55,970)
Lease investments, net	$60,435	$69,351	$65,131

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

The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $11.0 million at June 30, 2005, $14.5 million at December 31, 2004 and $17.6 million at June 30, 2004.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known. Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit. Individual lease transactions can, however, result in a loss. This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment. To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate. There were 1,416 leases at June 30, 2005 compared to 1,442 at December 31, 2004 and 1,349 leases at June 30, 2004. The average residual value per lease was approximately $20 thousand at June 30, 2005, $18 thousand at December 31, 2004 and $19 thousand at June 30, 2004.

At June 30, 2005, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term December 31,	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
2005	$322	$228	$4,434	$4,984
2006	902	850	6,109	7,861
2007	2,010	1,348	4,646	8,004
2008	906	739	2,576	4,221
2009	180	229	1,709	2,118
2010	13	157	793	963
	$4,333	$3,551	$20,267	$28,151

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At June 30, 2005		At December 31, 2004		At June 30, 2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$13,737	$13,859	$23,212	$23,738	$22,378	$23,088
U.S. Government agencies	324,398	324,541	319,708	323,803	320,702	323,842
States and political subdivisions	278,950	281,042	251,846	255,009	235,076	231,700
Mortgage-backed securities	667,529	662,561	670,867	667,326	601,127	591,199
Corporate bonds	36,164	36,404	41,082	43,413	37,875	39,194
Equity securities	82,789	82,992	77,403	77,630	74,842	74,967
Debt securities issued by foreign governments	25	25	525	525	550	550
Investments in equity lines of credit trusts	-	-	-	-	1,764	1,764
Total	$1,403,592	$1,401,424	$1,384,643	$1,391,444	$1,294,314	$1,286,304

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income for the quarter, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $1.8 million to $33.7 million for the six months ended June 30, 2005 from $31.9 million for the six months ended June 30, 2004, primarily due to a $5.1 million increase in net income, offset by a higher loan loss provision in 2005 and lower proceeds realized from the loans held for sale portfolio.

Cash used in investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. Net cash used in investing activities increased by $204.0 million to $355.1 million for the six months ended June 30, 2005 from $151.1 million for the six months ended June 30, 2004. The increase was primarily due to a $235.8 million higher net increase in loans due to greater loan demand resulting from our continued focus on marketing and new business development.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. Net cash provided by financing activities increased by $171.9 million to $314.0 million for the six months ended June 30, 2005 from $142.1 million for the six months ended June 30, 2004, due primarily to a $202.3 million higher net increase in deposits, offset by a $33.6 million decrease in proceeds from long-term borrowings.

We expect to have available cash to meet our liquidity needs. Liquidity management is monitored by an Asset/Liability Management Committee, consisting of members of management, and the boards of directors of both of our subsidiary banks, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments. In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. While, at June 30, 2005, there were no firm lending commitments in place, management believes that our banks could borrow approximately $260.5 million for a short time from these banks on a collective basis. Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and Union Bank is a member of the Federal Home Loan Bank of Topeka, Kansas and both banks have the ability to borrow from their respective Federal Home Loan Banks. As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.

The following table summarizes our significant contractual obligations and other potential funding needs at June 30, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Core time deposits	$1,696,514	$1,279,941	$324,331	$92,000	$242
Brokered time deposits	558,829	136,484	270,419	12,000	139,926
Long-term borrowings	86,633	9,109	50,050	5,812	21,662
Junior subordinated notes issued to capital trusts	87,443	-	-	-	87,443
Operating leases	97,024	3,051	5,671	3,825	84,477
Capital expenditures	-	-	-	-	-
Total	$2,526,443	$1,428,585	$650,471	$113,637	$333,750
Commitments to extend credit	$1,123,481

Brokered time deposits maturing in 5 years or more are callable at the Company’s discretion semiannually.

Operating leases includes payments related to the land lease at the Rosemont location. As discussed in footnote 13, the land at the Rosemont location was purchased by the Company in July 2005, and will not be included as an operating lease in future quarters.

At June 30, 2005, the Company’s total risk-based capital ratio was 11.94%; Tier 1 capital to risk-weighted assets ratio was 10.69% and Tier 1 capital to average asset ratio was 8.27%. MB Financial Bank, N.A. and Union Bank, N.A. were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at June 30, 2005.

Forward-Looking Statements

When used in this press release and in filings with the Securities and Exchange Commission, in other press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to our future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from our merger and acquisition activities might not be realized within the expected time frames, and costs or difficulties related to integration matters might be greater than expected; (2) expenses associated with the planned expansion of our retail branch services and business hours during the second half of 2005 might be greater than expected, whether due to a possible need to hire more employees than currently anticipated or other costs incurred in excess of estimated amounts; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and net interest margin; (6) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (7) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (8) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (9) our ability to access cost-effective funding; (10) changes in financial markets; (11) changes in economic conditions in general and in the Chicago metropolitan area in particular; (12) the costs, effects and outcomes of litigation; (13) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (14) changes in accounting principles, policies or guidelines; and (15) our future acquisitions of other depository institutions or lines of business.

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

We remained in an asset sensitive position during the three months ended June 30, 2005. As described below, measuring interest rate risk is subject to a variety of assumptions and is therefore subject to significant uncertainty. However, based upon our calculations we believe that our continued asset-sensitivity stems from the fact that a majority of our assets reprice based on short-term rates, while a significant portion of liabilities are either permanently fixed (non-interest bearing deposits are fixed at zero percent) or do not reprice simultaneously with changes in short-term rates (administered-rate deposits, such as NOW, money markets, and time deposits). Additionally, shareholders’ equity is effectively fixed, for accounting purposes, at zero percent. As such, we expect that an increase in short-term interest rates will result in an increase of our net interest margin and, conversely, a decrease in short-term interest rates will result in a decrease in our net interest margin. However, our residential real estate loans and mortgage-backed securities are less likely to prepay in a rising interest rate environment, reducing the opportunity for us to fully take advantage of higher interest rates in the near term. See tables below representing our gap position and our sensitivity to changes in interest rates for further analysis.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2005 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2005 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 30%, 85% and 24%, respectively, in the first three months, 10%, 2%, and 12%, respectively, in the next three months, and 60%, 13% and 64%, respectively, after one year (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$9,256	$466	$185	$-	$9,907
Investment securities available for sale	114,952	126,870	732,851	426,751	1,401,424
Loans held for sale	300	-	-	-	300
Loans	2,353,439	401,851	858,851	32,868	3,647,009
Total interest earning assets	$2,477,947	$529,187	$1,591,887	$459,619	$5,058,640
Interest Bearing Liabilities:
NOW and money market deposit
accounts	$401,942	$48,078	$291,727	$-	$741,747
Savings deposits	121,879	60,940	325,009	-	507,828
Time deposits	900,665	785,577	568,543	558	2,255,343
Short-term borrowings	638,359	54,277	489	-	693,125
Long-term borrowings	9,413	6,694	55,862	14,664	86,633
Junior subordinated notes issued
to capital trusts	25,774	-	-	61,669	87,443
Total interest bearing liabilities	$2,098,032	$955,566	$1,241,630	$76,891	$4,372,119
Rate sensitive assets (RSA)	$2,477,947	$3,007,134	$4,599,021	$5,058,640	$5,058,640
Rate sensitive liabilities (RSL)	2,098,032	3,053,598	4,295,228	4,372,119	4,372,119
Cumulative GAP	379,915	(46,464)	303,793	686,521	686,521
(GAP=RSA-RSL)
RSA/Total assets	44.33%	53.80%	82.28%	90.50%	90.50%
RSL/Total assets	37.54%	54.63%	76.85%	78.22%	78.22%
GAP/Total assets	6.80%	(0.83)%	5.44%	12.28%	12.28%
GAP/RSA	15.33%	(1.55)%	6.61%	13.57%	13.57%

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

Based on simulation modeling which assumes immediate changes in interest rates at June 30, 2005 and December 31, 2004, we believe that our net interest income would change over a one-year period due to changes in interest rates as follows (dollars in thousands):

Immediate	Change in Net Interest Income Over One Year Horizon
Changes in	At June 30, 2005		At December 31, 2004
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$5,535	3.07%	$9,221	5.21%
+ 1.00	3,612	2.00	5,119	2.89
(1.00)	(5,640)	(3.13)	(8,837)	(4.99)

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

Gradual	Change in Net Interest Income Over One Year Horizon
Changes in	At June 30, 2005		At December 31, 2004
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$5,100	2.83%	$6,146	3.47%
+ 1.00	3,041	1.69	3,343	1.89
(1.00)	(4,021)	(2.23)	(6,529)	(3.69)

In both the immediate and gradual interest rate sensitivity tables above, changes in net interest income between June 30, 2005 and December 31, 2004 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities. The tables above do not show an analysis of decreases of more than 100 basis points due to the low level of current market interest rates.

Management also reviews our interest rate sensitivity under certain scenarios in which the general shape of the yield curve changes. Two such scenarios are short-term and long-term interest rate flattening. Short-term interest rate flattening assumes that interest rates for all terms rise up to the level of long-term interest rates at 5.3% resulting in a flat yield curve. Long-term interest rate flattening assumes interest rates for all terms fall to levels equal to the short-term interest rates at 3.1% resulting in a flat yield curve. Under the short-term interest rate flattening scenario, our net interest income is projected to increase by $4.0 million, or 2.2%, over a one-year period subsequent to June 30, 2005. Under the long-term interest rate flattening scenario, our net interest income is projected to decrease by $2.4 million, or 1.3%, over a one-year period subsequent to June 30, 2005.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2005 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended June 30, 2005, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table sets forth information for the three months ended June 30, 2005 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2005 - April 30, 2005	-	$ -	-	-
May 1, 2005 - May 31, 2005	-	-	-	500,000
June 1, 2005 - June 30, 2005	12,670 (1)	37.85 (2)	-	500,000
Total	12,670 (1)	$ 37.85 (2)	-	500,000

(1)	Reflects shares surrendered to the Company in payment of the exercise price of stock options exercised.
(2)	Reflects market value of shares surrendered in payment of the exercise price of stock options exercised.
(3)
On May 9, 2005, the Company announced a stock repurchase program to buy up to 500,000 shares of its outstanding shares in the open market or in privately negotiated transactions over a twelve-month period.

Item 4. Submission of Matters to a Vote of Security Holders

On April 26, 2005, the Company held its Annual Meeting of Stockholders. Set forth below are the results of the election of directors, which was the only matter voted upon at the meeting.

Name	Votes For	Votes Withheld
Burton J. Field	12,721,969	3,916,082
Lawrence E. Gilford	15,869,800	768,251
Patrick Henry	12,722,805	3,915,246
Richard J. Holmstrom	15,871,134	766,917
Clarence Mann	12,721,200	3,916,851
Karen J. May	15,875,829	762,222
Kenneth A. Skopec	12,697,421	3,940,630

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August 2005.

MB FINANCIAL, INC.

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
10.7

MB Financial, Inc. 1997 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24566-01))

10.8

Amended and Restated MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-24566-01))

10.9

Amended and Restated MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-24566-01))

10.10

Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to Old MB Financial’s (then known as Avondale Financial Corp.) Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24566))

10.11

Non-Competition Agreement between the Registrant and E.M. Bakwin (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.12

Non-Competition Agreement between the Registrant and Kenneth A. Skopec (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.13

Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

10.14

First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit B to the definitive proxy statement filed by First SecurityFed Financial, Inc. on March 24, 1998 (File No. 0-23063))

10.15

Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Burton J. Field, Ronald D. Santo, Thomas D. Panos, Jill E. York, Thomas P. FitzGibbon, Jr., and Jeffrey L. Husserl (incorporated herein by reference to Exhibits 10.1 - 10.7 to the Registrant’s Current Report on Form 8-K filed on November 5, 2004 (File No. 0-24566-01))

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