Form 10-Q
period 2005-09-30
MB FINANCIAL INC     /MD
filed 2005-11-09
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission file number 0-24566-01

MB FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland
(State or other jurisdiction of
incorporation or organization)

36-4460265
(I.R.S. Employer Identification No.)

800 West Madison Street, Chicago, Illinois 60607
(Address of principal executive offices)

Registrant’s telephone number, including area code: (888) 422-6562

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES: X NO:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES: X NO:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES: NO: X

There were outstanding 28,634,293 shares of the registrant’s common stock as of November 9, 2005.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2005

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2005 and December 31, 2004 (Unaudited)	3

	Consolidated Statements of Income for the Three and Nine Months ended September 30, 2005 and 2004 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2005 and 2004 (Unaudited)	5-6

	Notes to Consolidated Financial Statements (Unaudited)	7 - 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28 - 31

Item 4.	Controls and Procedures	31-32

PART II.	OTHER INFORMATION

Item 6.	Exhibits	32

	Signatures	32

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004
(Amounts in thousands, except common share data)
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Cash and due from banks	$102,892	$88,231
Interest bearing deposits with banks	11,614	17,206
Federal funds sold	28,700	-
Investment securities available for sale	1,386,605	1,391,444
Loans held for sale	217	372
Loans (net of allowance for loan losses of $44,779 at September 30, 2005
and $44,266 at December 31, 2004)	3,654,168	3,301,291
Lease investments, net	62,848	69,351
Premises and equipment, net	146,119	113,590
Cash surrender value of life insurance	89,253	86,304
Goodwill, net	124,010	123,628
Other intangibles, net	12,830	13,587
Other assets	57,491	48,971

Total assets	$5,676,747	$5,253,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing	$717,373	$673,752
Interest bearing	3,536,815	3,288,260
Total deposits	4,254,188	3,962,012
Short-term borrowings	667,055	571,155
Long-term borrowings	77,320	91,093
Junior subordinated notes issued to capital trusts	123,526	87,443
Accrued expenses and other liabilities	57,119	60,606
Total liabilities	5,179,208	4,772,309

Stockholders' Equity
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued
28,913,798 shares at September 30, 2005 and 28,867,963 at December 31, 2004)	289	289
Additional paid-in capital	131,737	137,879
Retained earnings	387,939	347,450
Unearned compensation	(2,357)	(1,068)
Accumulated other comprehensive income (loss)	(8,760)	4,421
Less: 285,708 and 201,429 shares of treasury stock, at cost, at September 30,
2005 and December 31, 2004, respectively	(11,309)	(7,305)
Total stockholders' equity	497,539	481,666

Total liabilities and stockholders' equity	$5,676,747	$5,253,975

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except common share data)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Interest income:
Loans	$ 62,156	$47,546	$170,764	$128,452
Investment securities:
Taxable	11,563	10,783	35,903	31,045
Nontaxable	2,536	2,242	7,457	5,873
Federal funds sold	24	4	25	48
Other interest bearing accounts	98	26	255	61
Total interest income	76,377	60,601	214,404	165,479

Interest expense:
Deposits	22,212	13,891	57,584	38,298
Short-term borrowings	5,346	1,752	13,901	4,359
Long-term borrowings and junior subordinated notes	2,632	2,547	7,360	6,564
Total interest expense	30,190	18,190	78,845	49,221
Net interest income	46,187	42,411	135,559	116,258

Provision for loan losses	1,750	1,750	7,150	5,550

Net interest income after provision for loan losses	44,437	40,661	128,409	110,708

Other income:
Loan service fees	1,413	1,064	3,965	3,248
Deposit service fees	5,065	4,873	14,603	13,801
Lease financing, net	3,557	3,624	10,387	11,902
Trust, asset management and brokerage fees	3,677	3,837	10,483	11,830
Net gain on sale of securities available for sale	85	-	2,213	1,082
Increase in cash surrender value of life insurance	1,016	910	2,949	2,751
Other operating income	1,361	1,163	4,018	4,317
	16,174	15,471	48,618	48,931

Other expense:
Salaries and employee benefits	19,432	17,941	55,551	51,011
Occupancy and equipment expense	5,947	5,392	17,077	14,839
Computer services expense	1,404	1,268	4,064	3,590
Advertising and marketing expense	2,030	1,220	4,176	3,633
Professional and legal expense	760	474	2,174	1,905
Brokerage fee expense	957	1,151	2,970	3,578
Telecommunication expense	1,080	674	2,640	2,008
Other intangibles amortization expense	240	231	757	787
Other operating expenses	4,066	3,858	11,855	11,164
	35,916	32,209	101,264	92,515

Income before income taxes	24,695	23,923	75,763	67,124

Income taxes	7,656	7,198	23,560	20,341

Net Income	$17,039	$16,725	$52,203	$46,783

Common share data:
Basic earnings per common share	$0.60	$0.58	$1.83	$1.69
Diluted earnings per common share	$0.59	$0.57	$1.80	$1.65
Cash dividends declared per common share	$0.15	$0.13	$0.41	$0.37
Weighted average common shares outstanding	28,506,656	28,640,405	28,467,292	27,636,550
Diluted weighted average common shares outstanding	28,997,390	29,375,486	28,963,669	28,358,205

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2005	2004

Cash Flows From Operating Activities:
Net income	$52,203	$46,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,237	24,580
Amortization of restricted stock awards	635	253
Gain on sales of premises and equipment and leased equipment	(520)	(772)
Amortization of other intangibles	757	787
Provision for loan losses	7,150	5,550
Deferred income tax benefit	(1,168)	2,811
Amortization of premiums and discounts on investment securities, net	9,416	11,213
Net gain on sale of investment securities available for sale	(2,213)	(1,082)
Proceeds from sale of loans held for sale	16,220	18,052
Origination of loans held for sale	(15,832)	(14,629)
Net gains on sale of loans held for sale	(233)	(186)
Increase in cash surrender value of life insurance	(2,949)	(2,751)
Interest only securities accretion	-	(174)
Deferred gain amortization on interest only securities pool termination	(431)	(443)
Increase in other assets	(7,127)	(8,162)
Decrease in other liabilities, net	(7,522)	(14,750)
Net cash provided by operating activities	74,623	67,080

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	226,721	105,489
Proceeds from maturities and calls of investment securities available for sale	131,778	158,365
Purchase of investment securities available for sale	(381,141)	(293,690)
Net increase in loans	(360,027)	(155,314)
Purchases of premises and equipment and leased equipment	(53,696)	(29,221)
Proceeds from sales of premises and equipment and leased equipment	2,536	3,999
Principal paid on lease investments	(583)	(276)
Cash paid, net of cash and cash equivalents in acquisitions	-	(30,267)
Proceeds received from interest only receivables	-	543
Net cash used in investing activities	(434,412)	(240,372)

Cash Flows From Financing Activities:
Net increase in deposits	292,176	90,486
Net increase in short-term borrowings	95,900	85,128
Proceeds from long-term borrowings	10,017	48,688
Principal paid on long-term borrowings	(23,790)	(29,191)
Proceeds from junior subordinated notes issued to capital trusts	35,000	-
Treasury stock transactions, net	(4,004)	(7,890)
Stock options exercised	3,973	1,220
Dividends paid on common stock	(11,714)	(10,166)
Net cash provided by financing activities	397,558	178,275

Net increase in cash and cash equivalents	$37,769	$4,983

Cash and cash equivalents:
Beginning of period	105,437	97,930

End of period	$143,206	$102,913

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$75,133	$49,652
Income tax paid, net	13,582	10,388

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$529	$86

Loans securitized transferred to investment securities available for sale	$12,088	$88,217

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

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the Company) and its subsidiaries, including its two wholly owned national bank subsidiaries, MB Financial Bank, N.A. (MB Financial Bank) and Union Bank, N.A. (Union Bank). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Pro forma results of operation for First SecurityFed for the three and nine months ended September 30, 2004 are not included as First SecurityFed would not have had a material impact on the Company’s financial statements.

NOTE 3.    COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain (loss) on investment securities available for sale and interest only receivables arising during the periods, net of tax. The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$17,039	$16,725	$52,203	$46,783
Unrealized holding gains (losses) on investment securities, net of tax	(7,295)	11,344	(11,742)	(238)
Unrealized interest only securities gains arising during the year, net of tax	-	46	-	386
Reclassification adjustments for gains included in net income, net of tax	(56)	-	(1,439)	(703)
Other comprehensive income (loss), net of tax	(7,351)	11,390	(13,181)	(555)
Comprehensive income	$9,688	$28,115	$39,022	$46,228

NOTE 4.    EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic:	2005	2004	2005	2004
Net income	$17,039	$16,725	$52,203	$46,783
Average shares outstanding	28,506,656	28,640,405	28,467,292	27,636,550
Basic earnings per share	$0.60	$0.58	$1.83	$1.69
Diluted:
Net income	$17,039	$16,725	$52,203	$46,783
Average shares outstanding	28,506,656	28,640,405	28,467,292	27,636,550
Net effect of dilutive stock options (1)	490,734	735,081	496,377	721,655
Total	28,997,390	29,375,486	28,963,669	28,358,205
Diluted earnings per share	$0.59	$0.57	$1.80	$1.65

(1)	Includes the common stock equivalents for stock options and restricted share rights that are dilutive.

NOTE 5.    GOODWILL AND INTANGIBLES

Goodwill is subject to at least annual assessments for impairment by applying a fair-value based test. An acquired intangible asset must be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. No impairment losses on goodwill or other intangibles were incurred in the nine months ended September 30, 2005 or the year ended December 31, 2004.

The following table presents the changes in the carrying amount of goodwill during the nine months ended September 30, 2005 and the year ended December 31, 2004 (in thousands):
	Goodwill

	September 30,	December 31,
	2005	2004

Balance at beginning of period	$123,628	$70,293
Goodwill from business combinations	382	53,335
Balance at end of period	$124,010	$123,628

Goodwill increased during the second quarter of 2005 as a result of the Company’s purchase of the 40% ownership of LaSalle Business Systems (LBS) not already owned by the Company. LBS is a technology system reseller that specializes in selling and administering equipment maintenance contracts. Cash of approximately $450,000 was paid to complete the transaction.

The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value during the nine months ended September 30, 2005 and the year ended December 31, 2004 (in thousands):

	Core Deposit Intangible

	September 30,	December 31,
	2005	2004

Balance at beginning of period	$13,587	$7,560
Amortization expense	(757)	(1,015)
Other intangibles from business combinations	-	7,042
Balance at end of period	$12,830	$13,587

Gross carrying amount	$29,261	$29,261
Accumulated amortization	(16,431)	(15,674)
Net book value	$12,830	$13,587

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Intangible Asset Amortization

Amount
Year ending December 31,
2005	$236
2006	939
2007	749
2008	945
2009	1,181
Thereafter	8,780
$12,830

NOTE 6.    RECENT ACCOUNTING PRONOUNCEMENTS

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

On April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim period that begins after June 15, 2005. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year (beginning January 1, 2006, in the case of the Company). The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard.

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

Had compensation cost been determined for stock option grants based on the fair value method prescribed in SFAS No. 123, reported net income and earnings per common share would have been reduced to the pro forma amounts shown in the table below (in thousands, except for common share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$17,039	$16,725	$52,203	$46,783
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	272	108	635	253
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(665)	(391)	(1,791)	(1,138)
Net income, as adjusted	$16,646	$16,442	$51,047	$45,898

Basic earnings per share, as reported	$0.60	$0.58	$1.83	$1.69
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	0.01	-	0.02	0.01
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(0.03)	(0.01)	(0.06)	(0.04)
Basic earnings per share, as adjusted	$0.58	$0.57	$1.79	$1.66

Diluted earnings per share, as reported	$0.59	$0.57	$1.80	$1.65
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects (1)	0.01	-	0.02	0.01
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(0.03)	(0.01)	(0.06)	(0.04)
Diluted earnings per share, as adjusted	$0.57	$0.56	$1.76	$1.62

(1)	Represents amortized compensation expense for restricted shares, net of tax.

NOTE 8.    SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of September 30, 2005 and December 31, 2004 (dollars in thousands):

	September 30,		December 31,
	2005		2004
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

Assets sold under agreements to repurchase:
Customer repurchase agreements	2.21	184,927	1.35	161,561
Company repurchase agreements	3.66	285,541	2.39	172,375
Federal Home Loan Bank advances	3.54	196,587	2.20	237,219

	3.22%	$667,055	2.02%	$571,155

Assets sold under agreements to repurchase are agreements in which the Company acquires funds by selling securities or investment grade lease loans to another party under a simultaneous agreement to repurchase the same securities or lease loans at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. Assets sold under agreements to repurchase totaled $470.5 million and $333.9 million at September 30, 2005 and December 31, 2004, respectively.

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $196.6 million in fixed rate advances at September 30, 2005, and $217.2 million in fixed rate advances and a $20.0 million overnight advance at December 31, 2004. At September 30, 2005, fixed rate advances had effective interest rates, net of premiums, ranging from 2.12% to 3.92% and are subject to a prepayment fee. At September 30, 2005, the advances had maturities ranging from October 2005 to September 2006.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, securities and first mortgage loans with unpaid principal balances aggregating no less than 167% of the outstanding secured advances from the Federal Home Loan Bank.

The Company has a $30 million correspondent bank line of credit which has certain debt covenants that require the Company to maintain “Well Capitalized” capital ratios, to have no other debt except in the usual course of business, and requires the Company to maintain minimum financial ratios on return on assets and earnings as well as maintain minimum financial ratios related to the loan loss allowance. The Company was in compliance with such debt covenants as of September 30, 2005. The correspondent bank line of credit, which is used for short-term liquidity purposes, is secured by the stock of MB Financial Bank, and its terms are renewed annually. As of September 30, 2005 and December 31, 2004, no balance was outstanding on the correspondent bank line of credit.

NOTE 9.    LONG TERM BORROWINGS

The Company had Federal Home Loan Bank advances with maturities greater than one year of $59.9 million and $76.6 million at September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005, the advances had fixed terms with effective interest rates, net of premiums, ranging from 2.48% to 4.55%.

The Company had notes payable to banks totaling $10.4 million and $14.5 million at September 30, 2005 and December 31, 2004, respectively, which as of September 30, 2005, were accruing interest at rates ranging from 3.90% to 9.50%. Lease investments includes equipment with an amortized cost of $14.3 million and $18.0 million at September 30, 2005 and December 31, 2004, respectively, that is pledged as collateral on these notes.

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

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2005	$2,545
2006	14,747
2007	18,042
2008	19,308
2009	781
Thereafter	21,897
$77,320

NOTE 10.    JUNIOR SUBORDINATED NOTES ISSUED TO CAPITAL TRUSTS

The Company has established Delaware statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. Concurrently with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are issues that qualify, and are treated by the Company, as Tier 1 regulatory capital. The Company owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2005 and December 31, 2004 (in thousands):

	MB Financial Capital Trust II	MB Financial Capital Trust I	Coal City Capital Trust I

Junior Subordinated Notes:
Principal balance at September 30, 2005	$ 36,083	$ 61,669	$ 25,774
Principal balance at December 31, 2004	-	$ 61,669	$ 25,774
Annual interest rate	3-mo LIBOR + 1.40%	8.60%	3-mo LIBOR + 1.80%
Stated maturity date	September 15, 2035	September 30, 2032	September 1, 2028
Call date	September 15, 2010	September 30, 2007	September 1, 2008

Trust Preferred Securities:
Face value	$ 35,000	$ 59,800	$ 25,000
Annual distribution rate	3-mo LIBOR + 1.40%	8.60%	3-mo LIBOR + 1.80%
Issuance date	August 2005	August 2002	July 1998
Distribution dates (1)	Quarterly	Quarterly	Quarterly
(1)	All cash distributions are cumulative.

As of December 31, 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as revised in December 2003. Upon adoption, the Company deconsolidated MB Financial Capital Trust I and Coal City Capital Trust I. As a result of the deconsolidation of those trusts, the Company is reporting the junior subordinated notes issued to those trusts on its balance sheet rather than the preferred securities issued by the capital trusts.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption of the junior subordinated notes on a date no earlier than September 15, 2010 for MB Financial Capital Trust II, September 30, 2007 for MB Financial Capital Trust I and September 1, 2008 for Coal City Capital Trust I. Prior to these respective redemption dates, the junior subordinated notes may also be redeemed by the Company (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in a trust being treated as an investment company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes. The Company’s obligations under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust. The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of September 30, 2005, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

NOTE 11.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps to hedge its interest rate risk. The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $29.2 million and $219.5 million, respectively, at September 30, 2005. For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense. When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts. The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income. The net amount receivable for the nine months ended September 30, 2005 and 2004 was approximately $1.3 million and $16 thousand, respectively. The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount. At September 30, 2005, the Company's credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of September 30, 2005 and December 31, 2004 (dollars in thousands):
	September 30, 2005					December 31, 2004
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value

Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$29,233	$651	5.6	5.79%	5.95%	$28,965	$108
Pay variable/receive fixed swaps (2)	219,511	(3,052)	6.5	4.59%	3.72%	75,000	(400)

Non-hedging derivative instruments (3):
Pay fixed/receive variable swaps	28,260	254	7.8	5.52%	6.18%	3,541	102
Pay variable/receive fixed swaps	28,749	(263)	7.8	6.14%	5.49%	3,541	(102)
Total portfolio swaps	$305,753	$(2,410)	6.6	4.94%	4.33%	$111,047	$(292)
(1) Hedges fixed-rate commercial real estate loans.
(2) Hedges fixed-rate callable brokered deposits.
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

At September 30, 2005 and December 31, 2004, the following financial instruments were outstanding whose contract amounts represent off-balance sheet credit risk (in thousands):

	Contract Amount
	September 30, 2005	December 31, 2004
Commitments to extend credit:
Home equity lines	$187,611	$178,758
Other commitments	862,366	790,159

Letters of credit:
Standby	68,177	71,427
Commercial	9,888	6,518

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years. These letters of credit may also be extended or amended from time to time depending on the bank customer's needs. As of September 30, 2005, the maximum remaining term for any standby letter of credit was December 31, 2010. A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At September 30, 2005, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $200 thousand to $78.1 million from $77.9 million at December 31, 2004. Of the $78.1 million in commitments outstanding at September 30, 2005, approximately $20.9 million of the letters of credit have been issued or renewed since December 31, 2004. The Company had a $511 thousand liability recorded as of September 30, 2005 relating to these commitments.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of MB Financial, Inc.’s financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The words “we,”“our” and “us” refer to MB Financial, Inc. and its wholly owned subsidiaries, unless we indicate otherwise.

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

Our net income was $17.0 million for the third quarter of 2005, compared to $16.7 million for the third quarter of 2004. The results for the third quarter of 2005 generated an annualized return on average assets of 1.20% and an annualized return on average equity of 13.68%, compared to 1.33% and 14.38%, respectively, for the same period in 2004. Fully diluted earnings per share for the third quarter of 2005 increased 3.5% to $0.59 compared to $0.57 per share in the third quarter of 2004.

Compared to the third quarter of 2004, the third quarter of 2005 reflected an increase in net interest income, partially offset by increases in salaries and employee benefits expense and advertising and marketing expense. Net interest income increased in the third quarter of 2005 due primarily to a 12.2% increase in average interest earning assets resulting from organic growth. Salaries and employee benefits and advertising and marketing expense increased due to organic growth and implementation of our enhanced deposit gathering strategy, which has most of our branches open seven days a week with longer hours to accommodate customers.

The Company expects that the level of expenses for salaries and employee benefits in the fourth quarter of 2005 will not be significantly different from the level of expense in the third quarter of 2005. Total advertising and marketing expense is expected to be approximately $2.0 million during the fourth quarter of 2005.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases. Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a quarterly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected. At September 30, 2005, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $27.5 million. See Note 1 and Note 6 of the notes to our audited consolidated financial statements for additional information.

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

Results of Operations

Third Quarter Results

Net income was $17.0 million for the third quarter of 2005, compared to $16.7 million for the third quarter of 2004. The results for the third quarter of 2005 generated an annualized return on average assets of 1.20% and an annualized return on average equity of 13.68%, compared to 1.33% and 14.38%, respectively, for the same period in 2004.

Net interest income was $46.2 million for the three months ended September 30, 2005, an increase of $3.8 million, or 8.9% from $42.4 million for the comparable period in 2004. Net interest income grew primarily due to a $552.0 million, or 12.2%, increase in average interest earning assets resulting from organic growth. The net interest margin, expressed on a fully tax equivalent basis, was 3.71% for the third quarter of 2005 and 3.83% for the third quarter of 2004.

The provision for loan losses was $1.8 million in the third quarter of 2005 and 2004. Net charge-offs were $1.8 million in the quarter ended September 30, 2005 compared to $1.6 million in the quarter ended September 30, 2004. See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income was $16.2 million for the quarter ended September 30, 2005, an increase of $703 thousand, or 4.5% compared to $15.5 million for the quarter ended September 30, 2004. Loan service fees increased $349 thousand as a result of an increase in lending activity and an increase in fees recorded on customer swap arrangements entered into by the Company in the third quarter of 2005. Deposit service fees also increased $192 thousand due to an increase in overall deposit levels.

Other expense increased $3.7 million or 11.5% to $35.9 million for the quarter ended September 30, 2005 from $32.2 million for the quarter ended September 30, 2004. Salaries and employee benefits, advertising and marketing expense, and other operating expense increased by $1.5 million, $810 thousand and $208 thousand, respectively, due to organic growth and our enhanced deposit gathering strategy. Occupancy and equipment expense increased by $555 thousand primarily due to a $503 thousand increase in depreciation expense as well as a $143 thousand decline in building rental income. Depreciation expense increased primarily due to equipment purchased in the second half of 2004 and placed in service at the MB Financial Center operations facility located in Rosemont, Illinois (MB Financial Center). Rental income declined due to the departure of tenants at the MB Financial Center as a result of our occupancy of the space in the fourth quarter of 2004. Telecommunication expense increased $406 thousand, as the Company entered the closing phase of upgrading its phone systems.

On a linked quarter basis, salaries and benefits in the third quarter of 2005 increased approximately $1.1 million from the second quarter of 2005. Approximately $550 thousand of the increase related to salaries for employees hired to implement the new deposit strategy. In addition, we incurred approximately $300 thousand of additional salary expense in the commercial and lease banking areas for revenue producing personnel. Approximately $200 thousand of the increase in salaries and benefits related to annual salary increases for non-officer employees. The Company expects that the level of expenses for salaries and employee benefits in the fourth quarter of 2005 will not be significantly different from the level of expense in the third quarter of 2005. Total advertising and marketing expense is expected to be approximately $2.0 million during the fourth quarter of 2005.

Income tax expense for the three months ended September 30, 2005 increased $458 thousand to $7.7 million compared to $7.2 million for the same period in 2004. The effective tax rate was 31.0% and 30.1% for the quarter ended September 30, 2005 and 2004, respectively. The increase in the effective tax rate was primarily due to additional Oklahoma state income tax, net of federal benefit, related to our Union Bank subsidiary for the third quarter of 2005 compared to the same period in 2004.

Year-To-Date Results

Net income was $52.2 million for the first nine months of 2005, compared to $46.8 million for the first nine months of 2004. The results for the first nine months of 2005 generated an annualized return on average assets of 1.28% and an annualized return on average equity of 14.37%, compared to 1.33% and 14.95%, respectively, for the first nine months of 2004.

Net interest income was $135.6 million for the nine months ended September 30, 2005, an increase of $19.3 million, or 16.6% from $116.3 million for the comparable period in 2004. Net interest income grew primarily due to a $715.6 million, or 16.9% increase in average interest earning assets. Approximately $222 million of the increase in average interest earning assets was due to our acquisition of First Security Federal Savings Bank (First SecurityFed) in the second quarter of 2004, with the remainder resulting from organic growth. The net interest margin, expressed on a fully tax equivalent basis, was 3.76% for the first nine months of 2005 and 2004.

The provision for loan losses was $7.2 million in the first nine months of 2005 compared to $5.6 million in the first nine months of 2004. Net charge-offs were $6.6 million in the nine months ended September 30, 2005 compared to $4.8 million in the nine months ended September 30, 2004. See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income decreased $313 thousand, or 0.6% to $48.6 million for the nine months ended September 30, 2005 from $48.9 million for the nine months ended September 30, 2004. Net lease financing declined by $1.5 million due to lower levels of income realized in the first nine months of 2005 on leased equipment in which we own a residual interest. Trust, asset management, and brokerage fees declined by $1.3 million as a result of a $1.5 million decline in brokerage fees, offset by a $163 thousand increase in income from trust and asset management activities. Brokerage fees declined because of lower fixed annuity sales during 2005. Net gains on sale of investment securities available for sale increased by $1.1 million as net gains of $2.2 million were realized in the first nine months of 2005 compared to $1.1 million in the first nine months of 2004. Investment security sales are periodically made as part of our ongoing strategy to maintain good long-term investment portfolio returns. Deposit service fees increased $802 thousand, primarily due to increases in NSF and overdraft fees of $707, while loan service fees increased $717 thousand due to an increase in lending activity and an increase in fees recorded on customer swap arrangements entered into by the Company.

Other expense increased by $8.8 million, or 9.5% to $101.3 million for the nine months ended September 30, 2005 from $92.5 million for the nine months ended September 30, 2004. Salaries and employee benefits, other operating expenses, and advertising and marketing expense increased by $4.5 million, $691 thousand, and $543 thousand, respectively, due to the acquisition of First SecurityFed, organic growth and the new deposit strategy. Occupancy and equipment expense increased by $2.2 million, primarily due to a $1.3 million increase in depreciation expense, as well as a $938 thousand decline in building rental income. Depreciation expense increased due to computer and telecommunication equipment purchased in the second half of 2004 and placed in service at MB Financial Center and remodeling at several branches. Rental income declined due to the departure of tenants at the MB Financial Center as a result of our occupancy of the space in the fourth quarter of 2004. Telecommunication expense increased $632 thousand, as the Company entered the closing phase of upgrading its phone systems.

Income tax expense for the nine months ended September 30, 2005 increased $3.2 million to $23.6 million compared to $20.3 million for the same period in 2004. The effective tax rate was 31.1% and 30.3% for the nine months ended September 30, 2005 and 2004, respectively. The increase in the effective tax rate was primarily due to additional Oklahoma state income tax, net of federal benefit, related to our Union Bank subsidiary for the first nine months of 2005 compared to the same period in 2004.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended September 30,
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$3,670,401	$62,125	6.72%	$3,218,578	$47,515	5.87%
Loans exempt from federal income taxes (3)	2,923	48	6.43	3,139	48	5.98
Taxable investment securities	1,119,324	11,563	4.13	1,061,057	10,783	4.07
Investment securities exempt from federal income taxes (3)	278,281	3,901	5.49	239,366	3,449	5.64
Federal funds sold	2,686	24	3.50	720	4	2.17
Other interest bearing deposits	12,105	98	3.21	10,830	26	0.96
Total interest earning assets	5,085,720	77,759	6.07	4,533,690	61,825	5.43
Non-interest earning assets	527,251			484,812
Total assets	$5,612,971			$5,018,502

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$745,373	$2,585	1.38%	$754,183	$1,453	0.77%
Savings deposits	503,375	787	0.62	542,167	812	0.60
Time deposits	2,264,255	18,840	3.30	1,860,102	11,626	2.49
Short-term borrowings	679,256	5,346	3.12	494,851	1,752	1.41
Long-term borrowings and junior subordinated notes	182,393	2,632	5.65	211,162	2,547	4.72
Total interest bearing liabilities	4,374,652	30,190	2.74	3,862,465	18,190	1.87
Non-interest bearing deposits	682,955			642,906
Other non-interest bearing liabilities	61,332			50,273
Stockholders’ equity	494,032			462,858
Total liabilities and stockholders’ equity	$5,612,971			$5,018,502
Net interest income/interest rate spread (4)		$47,569	3.33%		$43,635	3.56%
Taxable equivalent adjustment		1,382			1,224
Net interest income, as reported		$46,187			$42,411
Net interest margin (5)			3.60%			3.72%
Tax equivalent effect			0.11%			0.11%
Net interest margin on a fully tax equivalent basis (5)			3.71%			3.83%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $1.7 million and $2.6 million for the three months ended September 30, 2005 and 2004, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

The yield on average interest earning assets increased 64 basis points to 6.07% primarily from the rising interest rate environment in the last 12 months offset by the effects of competitive market pressure on loan pricing spreads. The cost of funds increased 87 basis points to 2.74%, also due to the rising interest rate environment. The increase in average interest earning assets and average interest bearing liabilities was due to continued organic growth.

The net interest margin expressed on a fully tax equivalent basis declined 12 basis points from the third quarter of 2004 to the third quarter of 2005. Seven basis points of the decline are due to lower amortization of loan fees in 2005 as a result of fewer paydowns during the quarter ended September 30, 2005 compared to the third quarter of 2004. As loans pay down, the remaining deferred loan fee balances are recognized as net interest income. The remainder of the decline is due to the flattening yield curve and tightening credit spreads on loans. The additional trust preferred borrowings also added to the decrease in net interest margin on a fully tax equivalent basis.

The net interest margin expressed on a fully tax equivalent basis for the third quarter of 2005 decreased by 7 basis points compared to the second quarter of 2005. Three basis points of the decrease was a result of lower amortization of deferred loan fees; the remainder of the decrease was primarily due to the flattening yield curve.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Nine Months Ended September 30,
	2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets:
Loans (1) (2)	$3,530,563	$170,671	6.46%	$3,013,241	$128,351	5.69%
Loans exempt from federal income taxes (3)	2,969	144	6.40	3,185	155	6.39
Taxable investment securities	1,139,989	35,903	4.20	1,001,709	31,045	4.13
Investment securities exempt from federal income taxes (3)	271,774	11,472	5.57	210,504	9,035	5.64
Federal funds sold	953	25	3.46	6,670	48	0.95
Other interest bearing deposits	13,680	255	2.49	9,065	61	0.90
Total interest earning assets	4,959,928	218,470	5.89	4,244,374	168,695	5.31
Non-interest earning assets	513,314			436,663
Total assets	$5,473,242			$4,681,037

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$772,133	$7,186	1.24%	$723,456	$3,964	0.73%
Savings deposits	515,685	2,390	0.62	495,669	2,113	0.57
Time deposits	2,121,306	48,008	3.03	1,767,707	32,221	2.43
Short-term borrowings	678,704	13,901	2.74	454,470	4,359	1.28
Long-term borrowings and junior subordinated notes	174,748	7,360	5.55	162,908	6,564	5.29
Total interest bearing liabilities	4,262,576	78,845	2.47	3,604,210	49,221	1.82
Non-interest bearing deposits	666,284			607,473
Other non-interest bearing liabilities	58,580			51,388
Stockholders’ equity	485,802			417,966
Total liabilities and stockholders’ equity	$5,473,242			$4,681,037
Net interest income/interest rate spread (4)		$139,625	3.42%		$119,474	3.49%
Taxable equivalent adjustment		4,066			3,216
Net interest income, as reported		$135,559			$116,258
Net interest margin (5)			3.65%			3.66%
Tax equivalent effect			0.11%			0.10%
Net interest margin on a fully tax equivalent basis (5)			3.76%			3.76%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $5.5 million and $5.1 million for the nine months ended September 30, 2005 and 2004, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

The yield on average interest earning assets increased 58 basis points to 5.89% primarily from the rising interest rate environment in the last 12 months offset by the effects of competitive market pressure on loan pricing spreads. The cost of funds increased by 65 basis points to 2.47%, also due to the rising interest rate environment. Approximately $203 million of the increase in average interest earning assets and $222 million of the increase in average interest bearing liabilities was due to our acquisition of First SecurityFed in the second quarter of 2004, with the remainder resulting from organic growth.

Non-GAAP Financial Information

The tables and accompanying text in the “Net Interest Margin” section contain certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis. Our management uses these non-GAAP measures in its analysis of our performance. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not, however, be viewed as substitutes for the results determined in accordance with GAAP. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis to net interest margin are contained in the tables in the “Net Interest Margin” section.

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

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Compared to September 30, 2004			Compared to September 30, 2004
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change

Interest Earning Assets:
Loans	$ 7,227	$ 7,383	$ 14,610	$ 23,622	$ 18,698	$ 42,320
Loans exempt from federal income taxes (1)	(3)	3	-	(11)	-	(11)
Taxable investment securities	623	157	780	4,321	537	4,858
Investment securities exempt from federal Income taxes (1)	556	(104)	452	2,580	(143)	2,437
Federal funds sold	17	3	20	(68)	45	(23)
Other interest bearing deposits	3	69	72	43	151	194
Total increase (decrease) in interest income	8,423	7,511	15,934	30,487	19,288	49,775

Interest Bearing Liabilities:
NOW and money market deposit accounts	(17)	1,149	1,132	282	2,940	3,222
Savings deposits	(58)	33	(25)	87	190	277
Time deposits	2,877	4,337	7,214	7,133	8,654	15,787
Short-term borrowings	842	2,752	3,594	2,887	6,655	9,542
Long-term borrowings and junior subordinated notes	(373)	458	85	487	309	796
Total increase (decrease) in interest expense	3,271	8,729	12,000	10,876	18,748	29,624
Increase (decrease) in net interest income	$ 5,152	$ (1,218)	$ 3,934	$ 19,611	$ 540	$ 20,151

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets increased $422.8 million or 10.8% on an annualized basis to $5.7 billion at September 30, 2005 from $5.3 billion at December 31, 2004. Net loans increased by $352.9 million, or 14.3% on an annualized basis to $3.7 billion at September 30, 2005. In aggregate, commercial real estate, commercial, construction real estate, and commercial loans collateralized by assignment of lease payments grew by $396.0 million, or 20% on a combined annualized basis, while residential real estate and consumer loans declined, in aggregate, by $42.7 million, or 8.1% on an annualized basis. See “Loan Portfolio” section below for further analysis. Investment securities available for sale decreased by $4.8 million, or 0.3% to $1.4 billion at September 30, 2005. FHLB stock decreased $17.9 million during the period to $43.1 million as of September 30, 2005.

Net premises and equipment increased $32.5 million from December 31, 2005 to $146.1 million due to the purchase of the land at the Company’s operations center in Rosemont, IL, for $14.2 million in July 2005 and the Company’s continued investment in new and existing branches (approximately $14 million) and technology related equipment ($4 million). The Rosemont land had previously been leased in conjunction with the corresponding 2003 purchase of the Rosemont building.

Total liabilities increased by $406.9 million, or 11.4% on an annualized basis to $5.2 billion at September 30, 2005 from $4.8 billion at December 31, 2004. Total deposits grew by $292.2 million or 9.9% on an annualized basis to $4.3 billion during that same period. Short-term borrowings increased by $95.9 million, or 22.4%, on an annualized basis primarily due to increases in assets sold under agreement to repurchase and customer repurchase agreements of $113.2 million and $23.3 million, respectively. The above increases were offset by a $40.5 million decline in short-term Federal Home Loan Bank advances. Junior subordinated notes issued to capital trusts increased during the third quarter of 2005, as the Company issued an additional $35.0 million in trust preferred securities in August 2005.

Total stockholders’ equity increased $15.8 million to $497.5 million at September 30, 2005 compared to $481.7 million at December 31, 2004. Retained earnings increased by $40.5 million due to net income of $52.2 million, partially offset by $11.7 million or $0.41 per share, in cash dividends. Treasury stock increased $4.0 million as a result of the repurchase of 498,956 outstanding shares, offset by the exercise of stock options during the nine months ended September 30, 2005. Accumulated other comprehensive income declined by $13.2 million due to gains realized and an unrealized change in market value on investment securities available for sale.

At September 30, 2005, the Company’s total risk-based capital ratio was 12.92%; Tier 1 capital to risk-weighted assets ratio was 11.70% and Tier 1 capital to average asset ratio was 8.99%. MB Financial Bank, N.A. and Union Bank, N.A. were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at September 30, 2005.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):
	September 30,		December 31,		September 30,
	2005		2004		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial loans	$832,304	23%	$725,823	22%	$686,274	22%
Commercial loans collateralized by assignment of lease payments	283,171	7%	251,025	7%	254,650	8%
Commercial real estate	1,438,333	39%	1,263,910	38%	1,211,625	38%
Residential real estate	408,273	11%	436,122	13%	441,295	14%
Construction real estate	485,762	13%	402,765	12%	331,496	10%
Consumer loans	251,104	7%	265,912	8%	262,979	8%
Gross loans (1)	3,698,947	100%	3,345,557	100%	3,188,319	100%
Allowance for loan losses	(44,779)		(44,266)		(44,392)
Net loans	$3,654,168		$3,301,291		$3,143,927

(1)
Gross loan balances, net of unearned income, included net deferred loan fees of $3.5 million, $4.2 million, and $4.9 million at September 30, 2005, December 31, 2004, and September 30, 2004, respectively.

Net loans increased by $352.9 million, or 14.3% on an annualized basis, to $3.7 billion in the first nine months of 2005 from $3.3 billion at December 31, 2004. Commercial real estate, commercial, construction real estate, and commercial loans collateralized by assignment of lease payments grew by $174.4 million, $106.5 million, $83.0 million, and $32.1 million, respectively. In aggregate, these loan categories grew by approximately 20% on an annualized basis. The increases were primarily due to growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development. The above increases were partially offset by decreases in residential real estate and consumer loans of $27.8 million and $14.8 million, respectively. In aggregate, these loan categories declined by approximately 8.1% on an annualized basis. These decreases resulted from pay downs on the existing portfolio. Most residential real estate loans originated continue to be sold to third party investors.

Net loans increased by $510.2 million, or 16.2%, to $3.7 billion at September 30, 2005 from $3.1 billion at September 30, 2004. Commercial real estate, construction real estate, commercial, and commercial loans collateralized by assignment of lease payments grew by $226.7 million, $154.3 million, $146.0 million, and $28.5 million, respectively. The increases were primarily due to growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development. Residential real estate declined by $33.0 million, primarily due to run-off of existing portfolio loans and continued sale of most originated residential mortgage loans to third parties. Consumer loans decreased $11.9 million from September 30, 2004.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollar amounts in thousands):
	September 30, 2005	December 31, 2004	September 30, 2004
Non-performing loans:
Non-accrual loans (1)	$18,753	$23,495	$25,403
Loans 90 days or more past due, still accruing interest	514	189	921
Total non-performing loans	19,267	23,684	26,324
Other real estate owned	266	384	-
Total non-performing assets	$19,533	$24,068	$26,324
Total non-performing loans to total loans	0.52%	0.71%	0.83%
Allowance for loan losses to non-performing loans	232.41%	186.90%	168.64%
Total non-performing assets to total assets	0.34%	0.46%	0.52%

(1)	Includes restructured loans totaling $568 thousand and $580 thousand at December 31, 2004, and September 30, 2004, respectively. There were no restructured loans at September 30, 2005.

Total non-performing assets decreased to $19.5 million at September 30, 2005 from $24.1 million at December 31, 2004, and from $26.3 million as of September 2004. The decrease over the past 12 months has been primarily due to collections on several loans in the workout process and better credit quality in the loan portfolio.

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

A reconciliation of the activity in the Company’s allowance for loan losses follows (dollar amounts in thousands):
	Three Months Ended		Nine Months Ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Balance at beginning of period	$44,790	$44,236	$44,266	$39,572
Additions from acquisition	-	-	-	4,052
Provision for loan losses	1,750	1,750	7,150	5,550
Charge-offs	(2,687)	(2,306)	(8,662)	(6,382)
Recoveries	926	712	2,025	1,600
Balance at September 30,	$44,779	$44,392	$44,779	$44,392
Total loans at September 30,	$3,698,947	$3,188,319	$3,698,947	$3,188,319
Ratio of allowance for loan losses to total loans	1.21%	1.39%	1.21%	1.39%

The provision for loan losses increased by $1.6 million to $7.2 million in the nine months ended September 30, 2005 from $5.6 million in the same period of 2004 based on the results of our quarterly analyses of the loan portfolio and as a result of organic growth in the portfolio.

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

We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled meeting of the boards of directors of our subsidiary banks, a watch list is presented, showing significant loan relationships listed as “Special Mention,”“Substandard,” and “Doubtful.” Under our risk rating system noted above, Special Mention, Substandard, and Doubtful loan classifications correspond to risk ratings six, seven, and eight, respectively. An asset is classified Substandard, or risk rated seven if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful, or risk rated eight have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss, or risk rated nine are those considered uncollectible and viewed as valueless assets and have been charged-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention, or risk rated six.

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

We define potential problem loans as loans rated substandard or doubtful which are included on the watch list presented to our bank subsidiaries’ boards of directors that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans), but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Our decision to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that we recognize potential problem loans carry a higher probability of default. The aggregate principal amounts of potential problem loans as of September 30, 2005, December 31, 2004 and September 30, 2004 were approximately $27.2 million, $44.2 million and $47.1 million. Potential problem loans decreased $17.0 million from December 31, 2004 as a result of changes in the composition of the problem loan list. The most significant of these changes related to one $16.7 million construction real estate loan classified as substandard at December 31, 2004 that was partially charged-off and sold during March 2005.

Lease Investments

The lease portfolio is comprised of various types of equipment (generally material handling and technology related) such as computer systems, satellite equipment, and general manufacturing equipment. The credit quality of the lessee is often in one of the top four rating categories of Moody’s or Standard & Poors, or the equivalent as determined by us, and occasionally in the fifth highest rating category.

Lease investments by categories follow (in thousands):

	September 30,	December 31,	September 30,
	2005	2004	2004

Direct finance leases:
Minimum lease payments	$36,872	$34,330	$33,065
Estimated unguaranteed residual values	4,398	3,744	3,444
Less: unearned income	(3,055)	(3,175)	(3,127)
Direct finance leases (1)	$38,215	$34,899	$33,382

Leveraged leases:
Minimum lease payments	$38,170	$39,570	$41,485
Estimated unguaranteed residual values	3,763	3,037	3,030
Less: unearned income	(2,836)	(2,962)	(3,348)
Less: related non-recourse debt	(35,872)	(37,300)	(38,883)
Leveraged leases (1)	$3,225	$2,345	$2,284

Operating leases:
Equipment, at cost	$130,554	$133,918	$119,986
Less accumulated depreciation	(67,706)	(64,567)	(59,881)
Lease investments, net	$62,848	$69,351	$60,105

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

The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $10.4 million at September 30, 2005, $14.5 million at December 31, 2004 and $14.7 million at September 30, 2004.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known. Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit. Individual lease transactions can, however, result in a loss. This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment. To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate. Often times, there are several individual lease schedules under one master lease which is subject to the $500 thousand residual limit. There were 1,503 lease schedules at September 30, 2005 compared to 1,442 at December 31, 2004 and 1,374 at September 30, 2004. The average residual value per lease schedule was approximately $18 thousand at September 30, 2005 and December 31, 2004 and $19 thousand at September 30, 2004.

At September 30, 2005, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term December 31,	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
2005	$163	$62	$2,757	$2,982
2006	837	847	5,973	7,657
2007	1,918	1,357	4,791	8,066
2008	1,227	1,053	2,794	5,074
2009	186	244	2,005	2,435
2010	67	200	1,061	1,328
	$4,398	$3,763	$19,381	$27,542

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At September 30, 2005		At December 31, 2004		At September 30, 2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$13,668	$13,673	$23,212	$23,738	$22,260	$23,028
U.S. Government agencies	326,301	321,629	319,708	323,803	320,034	326,148
States and political subdivisions	280,357	281,954	251,846	255,009	246,248	249,696
Mortgage-backed securities	655,917	645,751	670,867	667,326	664,049	660,473
Corporate bonds	60,226	59,895	41,082	43,413	39,995	42,459
Equity securities	63,588	63,678	77,403	77,630	76,479	76,695
Debt securities issued by foreign governments	25	25	525	525	550	550
Investments in equity lines of credit trusts	-	-	-	-	1,754	1,754
Total	$1,400,082	$1,386,605	$1,384,643	$1,391,444	$1,371,369	$1,380,803

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income for the quarter, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $7.5 million to $74.6 million for the nine months ended September 30, 2005 from $67.1 million for the nine months ended September 30, 2004, primarily due to a $5.4 million increase in net income and a $7.2 million decrease in the change in other liabilities. Reducing this increase was higher depreciation as a result of purchased assets and lower proceeds from loans originated and sold to third parties.

Cash used in investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. Net cash used in investing activities increased by $194.0 million to $434.4 million for the nine months ended September 30, 2005 from $240.4 million for the nine months ended September 30, 2004. The increase was primarily due to a $204.7 million increase in loan production compared to the same period during the prior year due to greater loan demand resulting from our continued focus on marketing and new business development.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. Net cash provided by financing activities increased by $219.3 million to $397.6 million for the nine months ended September 30, 2005 from $178.3 million for the nine months ended September 30, 2004, due primarily to a $201.7 million increase in deposit production and $35.0 million in proceeds from junior subordinated notes issued to capital trusts in 2005 to fund the loan growth discussed above. The above were offset by a $33.3 million decrease in net proceeds from long-term borrowings.

We expect to have available cash to meet our liquidity needs. Liquidity management is monitored by an Asset/Liability Management Committee, consisting of members of management, and the boards of directors of both of our subsidiary banks, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments. In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. While, at September 30, 2005, there were no firm lending commitments in place to purchase funds, management believes that our banks could borrow approximately $270.5 million for a short time from these banks on a collective basis. Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and Union Bank is a member of the Federal Home Loan Bank of Topeka, Kansas and both banks have the ability to borrow from their respective Federal Home Loan Banks. We also have a $30 million correspondent bank line of credit at the holding company level. See Note 8 to the Consolidated Financial Statements. As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, selling loans or the temporary curtailment of lending activities.

The following table summarizes our significant contractual obligations and other potential funding needs at September 30, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Core time deposits	$1,665,225	$1,244,202	$332,962	$84,862	$3,199
Brokered time deposits	640,150	177,088	299,805	15,308	147,949
Long-term borrowings	77,320	9,228	43,221	3,729	21,142
Junior subordinated notes issued to capital trusts	123,526	-	-	-	123,526
Operating leases	15,243	2,335	4,128	2,191	6,589
Capital expenditures	-	-	-	-	-
Total	$2,521,464	$1,432,853	$680,116	$106,090	$302,405
Commitments to extend credit	$1,128,042

Brokered time deposits maturing in 5 years or more are callable at the Company’s discretion semiannually.

At September 30, 2005, the Company’s total risk-based capital ratio was 12.92%; Tier 1 capital to risk-weighted assets ratio was 11.70% and Tier 1 capital to average asset ratio was 8.99%. MB Financial Bank, N.A. and Union Bank, N.A. were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at September 30, 2005.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from our merger and acquisition activities might not be realized within the expected time frames, and costs or difficulties related to integration matters might be greater than expected; (2) expenses associated with the expansion of our retail branch services and business hours as part of our enhanced deposit gathering strategy might be greater than expected, whether due to a possible need to hire more employees than anticipated or other costs incurred in excess of budgeted amounts; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and net interest margin; (6) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (7) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (8) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (9) our ability to access cost-effective funding; (10) changes in financial markets; (11) changes in economic conditions in general and in the Chicago metropolitan area in particular; (12) the costs, effects and outcomes of litigation; (13) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (14) changes in accounting principles, policies or guidelines; and (15) our future acquisitions of other depository institutions or lines of business.
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

We remained in an asset sensitive position during the three months ended September 30, 2005. As described below, measuring interest rate risk is subject to a variety of assumptions and is therefore subject to significant uncertainty. However, based upon our calculations we believe that our continued asset-sensitivity stems from the fact that a majority of our assets reprice based on short-term rates, while a significant portion of liabilities are either permanently fixed (non-interest bearing deposits are fixed at zero percent) or do not reprice simultaneously with changes in short-term rates (administered-rate deposits, such as NOW, money markets, and time deposits). Additionally, shareholders’ equity is effectively fixed, for accounting purposes, at zero percent. As such, we expect that an increase in short-term interest rates will result in an increase of our net interest margin and, conversely, a decrease in short-term interest rates will result in a decrease in our net interest margin. However, our residential real estate loans and mortgage-backed securities are less likely to prepay in a rising interest rate environment, reducing the opportunity for us to fully take advantage of higher interest rates in the near term. See tables below representing our gap position and our sensitivity to changes in interest rates for further analysis.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2005 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2005 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on these accounts will not adjust immediately to changes in other interest rates. Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 6%, 8% and 8%, respectively, in the first three months, 20%, 26%, and 23%, respectively, in the next nine months, 50%, 52%, and 51%, respectively, from one to five years, and 24%, 14%, and 18%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$11,110	$231	$273	$-	$11,614
Investment securities available for sale	98,897	169,001	734,097	384,610	1,386,605
Loans held for sale	217	-	-	-	217
Loans	2,395,184	433,089	844,521	26,153	3,698,947
Total interest earning assets	$2,505,408	$602,321	$1,578,891	$410,763	$5,097,383
Interest Bearing Liabilities:
NOW and money market deposit
accounts	$53,161	$168,129	$375,211	$139,709	$736,210
Savings deposits	38,065	114,168	251,518	91,478	495,229
Time deposits	865,194	838,068	600,435	1,679	2,305,376
Short-term borrowings	646,682	19,885	488	-	667,055
Long-term borrowings	9,551	6,090	47,283	14,396	77,320
Junior subordinated notes issued
to capital trusts	61,857	-	-	61,669	123,526
Total interest bearing liabilities	1,674,510	1,146,340	1,274,935	308,931	4,404,716
Rate sensitive assets (RSA)	$2,505,408	$3,107,729	$4,686,620	$5,097,383	$5,097,383
Rate sensitive liabilities (RSL)	$1,674,510	$2,820,850	$4,095,785	$4,404,716	$4,404,716
Cumulative GAP	830,898	286,879	590,835	692,667	692,667
(GAP=RSA-RSL)
RSA/Total assets	44.14%	54.74%	82.56%	89.79%	89.79%
RSL/Total assets	29.50%	49.69%	72.15%	77.59%	77.59%
GAP/Total assets	14.64%	5.05%	10.41%	12.20%	12.20%
GAP/RSA	33.16%	9.23%	12.61%	13.59%	13.59%

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

This simulation analysis below includes impact of projected internal growth. Actual results may differ from simulated results due to timing, magnitude, frequency of interest rate changes, and changes in market conditions and management strategies. Based on simulation modeling which assumes immediate changes in interest rates at September 30, 2005 and December 31, 2004, we believe that our net interest income would change over a one-year period due to changes in interest rates as follows (dollars in thousands):

Immediate	Change in Net Interest Income Over One Year Horizon
Changes in	At September 30, 2005		At December 31, 2004
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$9,879	5.48%	$9,221	5.21%
+ 1.00	5,983	3.32	5,119	2.89
(1.00)	(7,803)	(4.32)	(8,837)	(4.99)
(2.00)	(18,449)	(10.23)	NA	NA

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

Gradual	Change in Net Interest Income Over One Year Horizon
Changes in	At September 30, 2005		At December 31, 2004
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$7,758	4.30%	$6,146	3.47%
+ 1.00	4,849	2.69	3,343	1.89
(1.00)	(5,387)	(2.99)	(6,529)	(3.69)
(2.00)	(11,880)	(6.58)	NA	NA

In both the immediate and gradual interest rate sensitivity tables above, changes in net interest income between September 30, 2005 and December 31, 2004 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities. The tables above do not show an analysis of decreases of more than 100 basis points as of December 31, 2004, due to the low level of interest rates at the time.

Management also reviews our interest rate sensitivity under certain scenarios in which the general shape of the yield curve changes. Two such scenarios are short-term and long-term interest rate flattening. Short-term interest rate flattening assumes that interest rates for all terms rise up to the level of long-term interest rates at 5.03% resulting in a flat yield curve. Long-term interest rate flattening assumes interest rates for all terms fall to levels equal to the short-term interest rates at 4.07% resulting in a flat yield curve. Under the short-term interest rate flattening scenario, our net interest income is projected to increase by $4.8 million, or 2.7%, over a one-year period subsequent to September 30, 2005. Under the long-term interest rate flattening scenario, our net interest income is projected to decrease by $1.8 million, or 1.0%, over a one-year period subsequent to September 30, 2005.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2005 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended September 30, 2005, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. - OTHER INFORMATION

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, MB Financial, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November 2005.

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

16	KPMG LLP letter regarding change in certifying accountant (incorporated herein by reference to Exhibit 16 to the Registrant’s Current Report on Form 8-K/A filed on July 13, 2004 (File No. 0-24566-01))
31.1	Rule 13a - 14(a)/15d - 14(a) Certification (Chief Executive Officer)*
31.2	Rule 13a - 14(a)/15d - 14(a) Certification (Chief Financial Officer)*
32	Section 1350 Certifications*
* Filed herewith.