Form 10-K
period 2005-12-31
MB FINANCIAL INC     /MD
filed 2006-03-15
CIK 1139812

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

Registrant’s telephone number, including area code: (888) 422-6562

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting shares held by nonaffiliates of the Registrant was approximately $903,937,270 as of June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.

There were issued and outstanding 28,198,041 shares of the Registrant’s common stock as of March 13, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the definitive Proxy Statement to
be used in conjunction with the Registrant’s	Part III
2006 Annual Meeting of Stockholders.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2005

PART I

Item 1. Business

Special Note Regarding Forward-Looking Statements

When used in this Annual Report on Form 10-K and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," "will," "should," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to MB Financial, Inc.’s future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from our merger and acquisition activities might not be realized within the expected time frames, and costs or difficulties related to integration matters might be greater than expected; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and net interest margin; (5) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (6) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (7) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (8) our ability to access cost-effective funding; (9) changes in financial markets; (10) changes in economic conditions in general and in the Chicago metropolitan area in particular; (11) the costs, effects and outcomes of litigation; (12) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (13) changes in accounting principles, policies or guidelines; (14) our future acquisitions of other depository institutions or lines of business; (15) our deposit growth and deposit mix resulting from our new deposit gathering strategy may be less favorable than expected; and (16) the impact of the guidance recently prepared by the Office of the Comptroller of the Currency regarding concentrations in real estate lending.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

General

MB Financial, Inc., headquartered in Chicago, Illinois, is a financial holding company with 45 banking offices located primarily in the Chicago area. We also have banking offices in the Oklahoma City and Philadelphia metropolitan areas. The words "MB Financial," "we," "our" and "us" refer to MB Financial, Inc. and its wholly owned subsidiaries, unless we indicate otherwise. Our primary market is the Chicago metropolitan area, in which we operate 39 banking offices through our lead bank subsidiary, MB Financial Bank, N.A. (MB Financial Bank). We operate five banking offices in the Oklahoma City metropolitan area through our other bank subsidiary, Union Bank, N.A. MB Financial Bank also has one banking office in the city of Philadelphia. Through our bank subsidiaries, we offer a broad range of financial services primarily to small and middle market businesses and individuals in the markets that we serve. Our primary lines of business include commercial banking, retail banking and wealth management. As of December 31, 2005, we had total assets of $5.7 billion, deposits of $4.2 billion, stockholders’ equity of $503.4 million, a trust and asset management department with approximately $1.6 billion in assets under management, including approximately $423 million that represents our own employee benefit and investment accounts under management, and our broker/dealer subsidiary, Vision Investment Services, Inc., with $904 million in assets under administration.

We were incorporated as a Maryland corporation in 2001 as part of the merger of MB Financial, Inc., a Delaware corporation (which we sometimes refer to as Old MB Financial) and MidCity Financial Corporation (MidCity Financial). This all-stock, merger-of-equals transaction, which we accounted for as pooling-of-interests, was completed on November 6, 2001 through the merger of Old MB Financial and MidCity Financial into our newly-formed company to create the presently existing MB Financial, Inc.

We have continued to grow subsequent to the Old MB Financial-MidCity Financial merger.  In April 2002, we acquired First National Bank of Lincolnwood, based in Lincolnwood, Illinois, and its parent, First Lincolnwood Corporation, for approximately $35.0 million in cash.  In August 2002, we acquired Chicago-based LaSalle Systems Leasing, Inc. and its affiliated company, LaSalle Equipment Limited Partnership for consideration comprised of $5.0 million of our common stock and cash of $30.7 million paid at the time of closing, plus deferred payments of up to $4.0 million tied to LaSalle’s operating results for a four-year period subsequent to the acquisition date. Deferred payments of $1.0 million were made in both 2005 and 2004. No related deferred payments were made in 2003 or 2002. In February 2003, we acquired South Holland Trust & Savings Bank, based in South Holland, Illinois, and its parent, South Holland Bancorp, Inc., for $93.1 million in cash.  In May 2004, we acquired First Security Federal Savings Bank, based in Chicago, Illinois, and its parent, First SecurityFed Financial, Inc. (First SecurityFed), for $140.2 million. The purchase price was paid through a combination of cash and our common stock totaling $73.3 million and $66.9 million, respectively. We paid an additional $5.0 million in cash to First SecurityFed option holders who elected to cash-out their options; the options not cashed-out were converted into an aggregate of 118,911 MB Financial stock options with a weighted average exercise price of $15.77. First National Bank of Lincolnwood, South Holland Trust & Savings Bank and First SecurityFed had assets of approximately $227.5 million, $560.3 million and $576.0 million, respectively, as of their acquisition dates, and all were merged into MB Financial Bank.

In May 2003, we sold Abrams Centre National Bank (Abrams), based in Dallas, Texas, and its parent Abrams Centre Bancshares, Inc., for $16.3 million in cash. Abrams, a former subsidiary of MidCity Financial, had assets of approximately $98.4 million as of the sale date.

MB Financial Bank, our largest subsidiary, has six wholly owned subsidiaries with significant operating activities: MB Financial Center LLC; MB Financial Community Development Corporation; MBRE Holdings LLC; LaSalle Systems Leasing, Inc.; Vision Investment Services, Inc.; and Ashland Management LLC.

MB Financial Center LLC is used to manage the real estate activities of our new operations center located in Rosemont, Illinois (See Item 2. Properties for additional information).

MB Financial Community Development Corporation engages in community lending and equity investments to facilitate the construction and rehabilitation of housing in low- and moderate-income neighborhoods in MB Financial Bank’s market area.

MBRE Holdings LLC, a Delaware limited liability company, was established in August 2002 as the holding company of MB Real Estate Holdings LLC, which is also a Delaware limited liability company. MB Real Estate Holdings LLC was established as part of an initiative to enhance our earnings through expense reduction as well as providing us with alternative methods of raising capital and funding in the future. The assets of MB Real Estate Holdings LLC consist primarily of 100% participation interests in commercial real estate loans originated by MB Financial Bank, as well as residential real estate loans, commercial loans and lease loans originated by MB Financial Bank and mortgage-backed securities. MB Real Estate Holdings LLC has elected to be taxed as a Real Estate Investment Trust for federal income tax purposes. The management of MBRE Holdings LLC consists of certain officers of MB Financial and MB Financial Bank who receive no compensation from MBRE Holdings LLC or MB Real Estate Holdings LLC.

As noted above, we acquired LaSalle Systems Leasing, Inc. and its affiliated company, LaSalle Equipment Limited Partnership (which we sometimes refer to below collectively as “LaSalle”) during the third quarter of 2002, and it currently operates as a subsidiary of MB Financial Bank. LaSalle focuses primarily on leasing technology-related equipment to middle market and large “Fortune 1000” businesses throughout the United States. LaSalle provides us with the ability to directly originate leases on our own. During the second quarter of 2005, LaSalle, which was the owner of 60% of LaSalle Business Solutions (LBS), purchased from the minority owners the remaining 40% of LBS. LBS specializes in selling and administering third party equipment maintenance contracts.

Vision Investment Services, Inc. (Vision) is registered with the Securities and Exchange Commission as a broker/dealer, is a member of the National Association of Securities Dealers, is a member of the Securities Investor Protection Corporation, and is a licensed insurance agency. Vision has two wholly owned subsidiaries; Vision Insurance Services, Inc. and Vision Asset Management, Inc. Vision Insurance Services, Inc. is a licensed insurance agency which functions as a distribution firm for certain annuity products, whereas Vision Asset Management, Inc. is a Registered Investment Advisor with the Securities and Exchange Commission. Vision was acquired in connection with our February 2003 acquisition of South Holland Trust & Savings Bank (South Holland). Vision provides both institutional and retail clients with investment and wealth management services, and had $904 million in assets under administration at December 31, 2005.

Ashland Management Agency, Inc. holds and/or manages certain properties purchased by the Company.

We also own all of the issued and outstanding common securities of Coal City Capital Trust I, MB Financial Capital Trust I, and MB Financial Capital Trust II; all Delaware statutory business trusts. As described in Note 12 to the consolidated financial statements, Coal City Capital Trust I issued $25.0 million in trust preferred securities and $774 thousand in common securities in July 1998, MB Financial Capital Trust I issued $59.8 million in trust preferred securities and $1.9 million in common securities in August 2002, and MB Financial Capital Trust II issued $35.0 million in trust preferred securities and $1.1 million in common securities in August 2005. As described in Note 1 to the consolidated financial statements, Coal City Trust I and MB Financial Capital Trust I, which were previously included with our consolidated subsidiaries, were deconsolidated as of December 31, 2003 as a result of our adoption of revised Interpretation No. 46, Consolidation of Variable Interest Entities, issued by the Financial Accounting Standards Board.

Recent Developments

On February 28, 2006, we paid a cash dividend, distributing $0.15 per share to shareholders of record as of February 17, 2006. Our Board of Directors approved the payment at its regular meeting in January 2006.

During the first quarter of 2006 through March 13, 2006, we repurchased 370,000 shares of our outstanding common stock in open market transactions pursuant to our repurchase program, which was publicly announced on May 9th 2005. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters” below for further discussion and analysis of our common stock repurchase program.

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

Within commercial banking, we also target small and medium size equipment leasing companies located throughout the United States. We have provided lease banking services to these companies for more than three decades. Competition in serving this equipment leasing market generally comes from large banks, finance companies, large industrial companies and some community banks. We compete based upon rapid decision making and excellent service and by providing flexible financial solutions to meet our customers’ needs. We provide full banking services to leasing companies by financing the debt portion of leveraged equipment leases (referred to as lease loans), providing short and long-term equity financing and by making working capital and bridge loans. We also invest directly in equipment that we lease to other companies located throughout the United States. For lease loans, a lessee is typically rated for its public debt from Moody’s, Standard & Poors or the equivalent. If a lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other middle market customer. Our operating lease portfolio is made up of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee’s business, thereby increasing the likelihood of renewal at the end of the lease term.

Additionally, LaSalle, a subsidiary of MB Financial Bank, primarily focuses on leasing technology-related equipment to middle market and large “Fortune 1000” businesses throughout the United States and provides us the additional ability to directly originate leases. LaSalle is a 25-year old organization that banked with MB Financial Bank since its inception, prior to being acquired by us in 2002. LaSalle’s experienced leasing personnel enhance our ability to originate operating leases, and expand the products that we offer our commercial banking customers. During the second quarter of 2005, LaSalle, which was the owner of 60% of LaSalle Business Solutions (LBS), purchased from the minority owners the remaining 40% of LBS. LBS specializes in selling and administering third party equipment maintenance contracts.

Retail Banking. During the third quarter of 2005 we implemented our new deposit gathering strategy, which has most of our branches open seven days a week with longer hours to accommodate customers. The target market for the retail banking group is individuals who live or work near our banking offices, as well as individuals who prefer the use of our on-line services. We offer a full set of personal banking products to these individuals, including checking accounts, savings accounts, NOW and money market accounts, time deposit accounts, secured and unsecured consumer loans, residential mortgage loans, Internet banking and a variety of fee for service products, such as money orders and travelers’ checks. As our customer needs change, we adjust our product offerings accordingly, and develop new products to differentiate ourselves from our competitors.

Wealth Management. Recognizing consumer demand for one-stop financial management services, we provide investment, trust, asset management, insurance and private banking services, in addition to traditional banking services. MB Investment Services, a division of MB Financial Bank, partnered with our Vision subsidiary, provides customers with non-FDIC insured investment alternatives and insurance products. Our trust and asset management department offers a wide range of financial services, including personal trusts, investment management, custody, estates, guardianship, land trust, tax-deferred exchange and retirement plan services. Our private banking department provides customers meeting certain qualifications with personalized, or “high touch”, banking products and services, including a private banker as a single point of contact for all their financial needs.

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

Lines of credit for customers are typically secured, established for one year or less, and are subject to renewal upon satisfactory review of the borrower’s financial statements and credit history. Secured short-term commercial business loans are usually collateralized by accounts receivable, inventory, equipment and/or real estate. Such loans are typically guaranteed by the owners of the business. The collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. Accordingly, we make our commercial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.

Historically, interest rates on our commercial loans were issued at or above our Reference Rate, which is normally equivalent to the prime rate quoted in the Wall Street Journal. However, the competitive markets in which we operate have put increasing pressure on us to make loans below our Reference Rate.

Lease Loans. We lend money to small and mid-size leasing companies to finance the debt portion of leases (which we refer to as lease loans). A lease loan arises when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee. Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. For this reason, we underwrite lease loans by examining the creditworthiness of the lessee rather than the lessor. Generally, lease loans are secured by an assignment of the lease payments and by a secured interest in the equipment being leased. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of default, it is unlikely that the proceeds from the sale of leased equipment will be sufficient to satisfy the outstanding unpaid amounts under the terms of the lease loan.

The lessee acknowledges the bank’s security interest in the leased equipment and normally agrees to send lease payments directly to us. Lessees tend to be Fortune 1000 companies and have an investment grade public debt rating by Moody’s or Standard & Poors, or the equivalent, and occasionally are below investment grade. If the lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other middle market customer. Lease loans almost always are fully amortizing, with maturities typically ranging from three to five years. Loan interest rates are fixed. Many lease loans are investment grade quality, are made to well-known public companies and are therefore generally marketable.

We also invest directly in equipment leased to other companies. Our profitability depends, to some degree, upon our ability to realize the residual values of this equipment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Residual Value of Our Direct Finance, Leveraged and Operating Leases.”

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

Commercial real estate lending typically involves higher principal amounts than other types of loans and the repayment of the loans generally is dependent, in large part, on the successful operations of the property securing the loan or the business conducted on the property securing the loan. These loans may therefore be more adversely affected by conditions in the real estate markets or in the economy in general. For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, many commercial real estate loans are not fully amortized over the loan period, but have balloon payments due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or completing a timely sale of the underlying property.

Residential Real Estate.  We also originate fixed and adjustable rate residential real estate loans secured by first and second mortgages on single family real estate.  Terms of first mortgages range from ten to thirty years. Terms for second mortgages range from five to ten years.  In making the decision whether to make a residential real estate loan, we consider the qualifications of the borrower as well as the value of the underlying property. Our general practice is to sell, with servicing retained, our newly originated fifteen to thirty year fixed-rate residential real estate loans shortly after they are made, and to hold in portfolio all adjustable rate residential real estate loans. Relative to our other categories of loans, residential real estate loans held in our portfolio result in lower yields and lower profitability to us.

Construction Real Estate. We normally provide construction loans for the acquisition and development of land for further improvement of condominiums, townhomes, and one-to-four family residences. We also provide acquisition, development and construction loans for retail and other commercial purposes, primarily in our market areas. Construction lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Consumer Lending. Our consumer lending portfolio is primarily focused on home equity lines of credit, fixed-rate second mortgage loans and to a limited extent, auto loans and unsecured consumer loans. Home equity lines of credit are generally extended up to 90% of the appraised value of the property, less existing liens, generally at interest rates which range from the designated prime rate plus or minus 50 basis points. Our banks use the same underwriting standards for home equity lines of credit as we use for residential real estate loans. Consumer loans typically have shorter terms and lower balances with higher yields as compared to residential real estate loans, but generally carry higher risks of default. Consumer loans collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

Foreign Operations

MB Financial Bank holds certain commercial real estate loans, residential real estate loans, other loans and mortgage-backed investment securities in a real estate investment trust through its wholly owned subsidiary MBRE Holdings LLC headquartered and domiciled in Freeport, The Bahamas. MBRE Holdings LLC and its subsidiary, MB Real Estate Holdings LLC, were established in August 2002 to enable MB Financial Bank to enhance earnings through an overall effort to reduce expenses as well as to provide us with alternative methods of raising capital and funding in the future. We do not engage in operations in any other foreign countries.

Competition

We face substantial competition in all phases of our operations, including deposit accounts and loan originations, from a variety of competitors. Commercial banks, savings institutions, brokerage houses, credit unions, mutual funds, insurance companies and specialty finance companies all compete with us for new and existing customers. Several national financial institutions have commenced aggressive de novo branching plans that heighten the competitive pressures in our market areas, particularly in the Chicago metropolitan area. Our banks compete by providing quality services to their customers, ease of access to facilities, convenient hours and competitive pricing of services (including interest rates paid on deposits, interest rates charged on loans and fees charged for other non-interest related services).

Personnel

As of December 31, 2005, we and our subsidiaries employed a total of 1,123 full-time-equivalent employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

Supervision and Regulation

We and our subsidiary banks are subject to an extensive system of banking laws and regulations that are intended primarily for the protection of customers and depositors and not for the protection of security holders. These laws and regulations govern such areas as capital, permissible activities, allowance for loan losses, loans and investments, and rates of interest that can be charged on loans. Described below are elements of selected laws and regulations. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

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

The Bank Holding Company Act generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things: lending; operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. These activities may also be affected by federal legislation.

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

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2005 were 11.62% and 12.83%, respectively.

The Federal Reserve Board’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, we had a leverage ratio of 9.02%.

To be considered “well capitalized,” the Company must have a total risk-based capital ratio of at least 10% and a Tier 1 risk-based capital ratio of at least 6% on a consolidated basis, and not be subject to any written agreement, order, and capital directive or prompt corrective action directive requiring it to maintain a specific capital measure. As of December 31, 2005, we met the requirements to be considered “well capitalized”.

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

As of December 31, 2005, each of our subsidiary banks met the requirements to be classified as “well-capitalized.”

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

Federal Deposit Insurance Corporation Insurance Assessments. Each of our subsidiary banks is insured by the Federal Deposit Insurance Corporation; accordingly, all of our deposits are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has authority to raise or lower assessment rates on insured deposits in order to achieve certain designated reserve ratios in the Bank Insurance Fund and the Savings Association Insurance Fund and to impose special additional assessments. The Federal Deposit Insurance Corporation applies a risk-based assessment system that places each financial institution into one of nine risk categories, based on capital levels and supervisory criteria and an evaluation of the bank's risk to the Bank Insurance Fund or Savings Association Insurance Fund, as applicable. The current Federal Deposit Insurance Corporation premium schedule for the Savings Association Insurance Fund and the Bank Insurance Fund ranges from 0% to 0.27%. Under the Federal Deposit Insurance Reform Act of 2005, the Bank Insurance Fund and the Savings Association Insurance Fund will be merged and the Federal Deposit Insurance Corporation is authorized to revise the current risk-based assessment system in regulations, subject to public notice and comment. Under the new regulations, premium costs could increase. In addition, Federal Deposit Insurance Corporation insured institutions are subject to quarterly assessments to cover interest payments made by the Financing Corporation, established by the Competitive Equality Banking Act of 1987, on 30-year bonds issued in the 1980s in an effort to end the savings-and-loan crisis. During the year ended December 31, 2005, the quarterly assessments were approximately 0.014%.

Liability of Commonly Controlled Institutions. Federal Deposit Insurance Corporation-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the Federal Deposit Insurance Corporation due to the default of a Federal Deposit Insurance Corporation-insured depository institution controlled by the same bank holding company, and for any assistance provided by the Federal Deposit Insurance Corporation to a Federal Deposit Insurance Corporation-insured depository institution that is in danger of default and that is controlled by the same bank holding company. "Default" means generally the appointment of a conservator or receiver. "In danger of default" means generally the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. Thus, either of our subsidiary banks could incur liability to the Federal Deposit Insurance Corporation for any loss incurred or reasonably expected to be incurred by the Federal Deposit Insurance Corporation for the other subsidiary bank which is in default or in danger of default.

Transactions with Affiliates. We and our subsidiary banks are affiliates within the meaning of the Federal Reserve Act. The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent bank holding company and the holding company’s other subsidiaries. Furthermore, bank loans and extensions of credit to affiliates also are subject to various collateral requirements.

Community Reinvestment Act. Under the Community Reinvestment Act, every Federal Deposit Insurance Corporation-insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act requires the appropriate federal banking regulator, in connection with the examination of an insured institution, to assess the institution’s record of meeting the credit needs of its community and to consider this record in its evaluation of certain applications, such as a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application and will prevent a bank holding company of the institution from making an election to become a financial holding company.

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. The President signed the USA Patriot Act of 2001 into law in October 2001. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as our banking and broker-dealer subsidiaries. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The increased obligations of financial institutions, including us, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, requires the implementation and maintenance of internal procedures, practices and controls which have increased, and may continue to increase, our costs and may subject us to liability.

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

Item 1A. Risk Factors

An investment in our common stock is subject to risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included and incorporated by reference in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Our allowance for loan losses may prove to be insufficient to absorb probable losses in our loan portfolio.

       Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

• cash flow of the borrower and/or the project being financed;

• in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

• the credit history of a particular borrower;

• changes in economic and industry conditions; and

• the duration of the loan.

We maintain an allowance for loan losses which we believe is appropriate to provide for potential losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

• an ongoing review of the quality, size and diversity of the loan portfolio;

• evaluation of non-performing loans;

• historical default and loss experience;

• historical recovery experience;

• existing economic conditions;

• risk characteristics of the various classifications of loans; and

• the amount and quality of collateral, including guarantees, securing the loans.

If our loan losses exceed our allowance for probable loan losses, our business, financial condition and profitability may suffer.

Changes in interest rates may reduce our net interest income.

        Like other financial institutions, our consolidated operating results are largely dependent on our net interest income. Net interest income is the difference between interest earned on loans and investments and interest expense incurred on deposits and other borrowings. Our net interest income is impacted by changes in market rates of interest, changes in the shape of the yield curve, the interest rate sensitivity of its assets and liabilities, prepayments on our loans and investments and limits on increases in the rates of interest charged on our loans.

        Our interest earning assets and interest bearing liabilities may react in different degrees to changes in market interest rates. Interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types may lag behind. The result of these changes to rates may result in differing spreads on interest earning assets and interest bearing liabilities. While we continually take measures intended to manage the risks from changes in market interest rates, we cannot control or accurately predict changes in market rates of interest.

We pursue acquisitions to supplement internal growth.

        We pursue a strategy of supplementing internal growth by acquiring other financial institutions that will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, however, including the following:

• With the overall strength of the banking industry, numerous potential acquirors exist for most acquisition candidates, creating intense competition, particularly with respect to price. In many cases, this competition involves organizations with significantly greater resources than we have;

• We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks or businesses we acquire. If these issues or liabilities exceed our estimates, our earnings and financial condition may be adversely affected;

• Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices our management considered acceptable and expects that we will experience this condition in the future in one or more markets;

• The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity in order to make the transaction economically feasible. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business;

• We may borrow funds to finance an acquisition, thereby increasing our leverage and diminishing our liquidity; and

• We have completed various acquisitions and opened additional banking offices in the past few years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

    We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future. We may at some point need to raise additional capital to support continued growth, both internally and through acquisitions.

    Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Our wholesale funding source may prove insufficient to replace deposits and support our future growth.

    We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which include brokered certificates of deposit, repurchase agreements, federal funds purchased and Federal Home Loan Bank advances. Adverse operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.

Since our business is concentrated in the Chicago and Oklahoma City metropolitan areas, a downturn in the economy of either of these areas may adversely affect our business.

    Except for our lease banking activities, which are nationwide, our lending and deposit gathering activities are concentrated primarily in the Chicago metropolitan area, and, to a small extent, the Oklahoma City metropolitan area. Our success depends on the general economic conditions of these metropolitan areas and their surrounding areas.

    Many of the loans in our portfolio are secured by real estate. Most of these loans are secured by properties located in the Chicago metropolitan area, with the remainder located in Oklahoma. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower's ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as tornados.

    Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

If our Real Estate Investment Trust (REIT) affiliate fails to qualify as a REIT, we may be subject to a higher consolidated effective tax rate.

    MB Financial Bank holds certain commercial real estate loans, residential real estate loans and other loans, and mortgage-backed investment securities in a real estate investment trust through its wholly owned subsidiary MBRE Holdings LLC headquartered and domiciled in Freeport, The Bahamas. Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests.   If the REIT fails to meet any of the required provisions for REITs, or there are changes in tax laws, it could no longer qualify as a REIT and the resulting tax consequences would increase our effective tax rate.

Non-compliance with USA Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

    The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

New or changes in existing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

    The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company’s shareholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business-Supervision and Regulation.” These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

Significant legal actions could subject the Company to substantial liabilities.

    The Company is from time to time subject to claims related to its operations. These claims and legal actions, including supervisory actions by the Company’s regulators, could involve large monetary claims and significant defense costs. As a result, the Company may be exposed to substantial liabilities, which could adversely affect the Company’s results of operations and financial condition.

The loss of certain key personnel could adversely affect MB Financial's operations.

    Our success depends in large part on the retention of a limited number of key management, lending and other banking personnel. We could undergo a difficult transition period if we were to lose the services of any of these individuals. Our success also depends on the experience of our banking facilities' managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key persons could negatively impact the affected banking operations.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

    We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, we have grown our business successfully by focusing on our business lines in geographic markets and emphasizing the high level of service and responsiveness desired by our customers. We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies and specialized finance companies. Many of our competitors offer products and services which we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, and smaller newer competitors may also be more aggressive in terms of pricing loan and deposit products than we are in order to obtain a share of the market. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured state-chartered banks and national banks and federal savings banks. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services.

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

    Security breaches in our internet banking activities could expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Additionally, we outsource our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

    We conduct our business at 45 retail banking center locations, with 39 in the Chicago metropolitan area, five in the Oklahoma City metropolitan area and one in Philadelphia. We own 32 of our banking center facilities. The other facilities are leased for various terms. All of the branches have ATMs, and we have 14 additional ATMs at other locations. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

    Set forth below is information relating to each of our offices as of December 31, 2005. The total net book value of our premises and equipment (including land and land improvements, buildings, furniture and equipment, and buildings and leasehold improvements) at December 31, 2005 was $147.7 million.

Principal Business Office:

800 West Madison Street, Chicago, Illinois

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

Banking Office Locations (continued):

Chicago (West)
6422 West Archer Avenue, Chicago, Illinois
8300 West Belmont, Chicago, Illinois
1420 West Madison Street, Chicago, Illinois (2)

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
6111 North River Road, Rosemont, Illinois (1),(4)
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

Pennsylvania
7918 Bustleton Avenue, Philadelphia, Pennsylvania

ATM Only

2002 West Springfield, Champaign, Illinois
223 West Jackson Boulevard, Chicago, Illinois
843 West Randolph Street, Chicago, Illinois (3)
525 S. State Street, Chicago, Illinois
177 North State Street, Chicago, Illinois
11203 South Corliss Avenue, Chicago, Illinois
13148 Rivercrest Drive, Crestwood, Illinois
388 Eastgate Drive, Danville, Illinois
2450 Jefferson Street, Joliet, Illinois
3501 South Laramie, Stickney, Illinois
3501 South Laramie, Stickney, Illinois
3501 South Laramie, Stickney, Illinois

Banking Office Locations (continued):

17 W 648 22nd Street, Oakbrook Terrace, Illinois
124 May Road, Peru, Illinois
_________________

(1)	Leased facilities.
(2)	Land under building site is leased; other land and buildings are owned.
(3)	Space for ATM location leased.
(4)	The Company owns the building. However, the first floor is under a lease agreement to a third party. The branch leases the space from the third party.

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

Item 4. Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ National Market under the symbol “MBFI”. There were 1,188 holders of record of our common stock as of December 31, 2005. The following table presents quarterly market price information and cash dividends paid per share for our common stock for 2005 and 2004:

	Market Price Range
			Dividends
	High	Low	Paid
2005
Quarter ended December 31, 2005	$39.60	$35.16	$0.15
Quarter ended September 30, 2005	42.74	37.21	0.15
Quarter ended June 30, 2005	40.50	35.57	0.13
Quarter ended March 31, 2005	42.85	37.93	0.13

2004
Quarter ended December 31, 2004	$43.50	$39.53	$0.13
Quarter ended September 30, 2004	40.91	34.94	0.13
Quarter ended June 30, 2004	40.00	32.56	0.12
Quarter ended March 31, 2004	39.94	35.10	0.12

The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to stockholders is dividends paid to us from our subsidiary banks. We have an internal policy which provides that dividends paid to us by a subsidiary bank cannot exceed an amount that would cause the bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios to fall below 11%, 8% and 7%, respectively. The minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes are 10%, 6% and 5%, respectively. At December 31, 2005, our subsidiary banks could pay a combined $46.6 million in dividends and comply with our internal policy regarding minimum regulatory capital ratios. In addition to adhering to our internal policy, there are regulatory restrictions on the ability of national banks to pay dividends. See “Item 1. Business - Supervision and Regulation - Dividends” above and Note 17 of notes to consolidated financial statements contained in Item 8 of this report.

The following table sets forth information for the three months ended December 31, 2005 with respect to repurchases of our outstanding common shares:
			Number of Shares	Maximum Number of
			Purchased as Part	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs (3)
October 1, 2005 - October 31, 2005	-	$-	-	500,000
November 1, 2005 - November 30, 2005	50,500	37.96	50,500	449,500
December 1, 2005 - December 31, 2005	60,275 (1)	37.79 (2)	58,000	391,500
Total	110,775	$37.87	108,500	391,500

(1)	Includes 2,275 shares surrendered to the Company in payment of the exercise price of stock options exercised.
(2)	Includes market value of 2,275 shares surrendered in payment of the exercise price of stock options exercised.
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
Our summary consolidated financial information and other financial data contain information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include net interest margin on a fully tax equivalent basis, tangible equity, tangible book value per common share, tangible equity to assets ratio and cash return on average tangible equity. Our management uses these non-GAAP measures in its analysis of our performance. The tax equivalent adjustment to net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate. Tangible book value per common share, tangible equity and tangible equity to assets ratio measures exclude the ending balances of acquisition-related goodwill and other intangible assets, net of tax benefit, in determining tangible stockholders’ equity. Banking and financial institution regulators also exclude goodwill and other intangible assets, net of tax benefit, from stockholders’ equity when assessing capital adequacy. Management believes the presentation of the financial measures excluding the impact of these items provides useful supplemental information that is helpful in understanding our financial results, as they provide a method to assess management’s success in utilizing our tangible capital. This disclosure should not be viewed as a substitute for the results determined to be in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Reconciliations of net interest margin on a fully tax equivalent basis to net interest margin and tangible book value per share to book value per share are contained in the “Selected Financial Data” discussed below.

Selected Financial Data:
	As of or for the Year Ended December 31,
	2005	2004	2003	2002	2001 (3)
Statement of Income Data:
Interest income	$293,904	$229,514	$206,904	$208,866	$227,256
Interest expense	112,518	69,114	65,368	76,188	111,882

Net interest income	181,386	160,400	141,536	132,678	115,374
Provision for loan losses	8,650	7,800	12,756	13,220	6,901

Net interest income after provision for loan losses	172,736	152,600	128,780	119,458	108,473
Other income	62,429	65,314	61,637	39,116	26,196
Gain on sale of bank subsidiary	-	-	3,083	-	-
Goodwill amortization expense	-	-	-	-	2,548
Other expenses	139,149	125,147	116,608	90,833	83,880
Merger expenses	-	-	(720)	-	22,661

Income before income taxes	96,016	92,767	77,612	67,741	25,580
Applicable income taxes	29,648	28,338	24,220	21,371	13,217

Net income	$66,368	$64,429	$53,392	$46,370	$12,363

Common Share Data (1):
Basic earnings per common share	$2.33	$2.31	$2.00	$1.75	$0.47
Diluted earnings per common share	2.29	2.25	1.96	1.72	0.46
Book value per common share	17.63	16.80	14.04	12.91	11.19
Less: goodwill and other intangible assets, net of
tax benefit, per common share	4.66	4.63	2.81	1.80	1.29
Tangible book value per common share	$12.97	$12.17	$11.23	$11.11	$9.90
Weighted average common shares outstanding:
Basic	28,480,909	27,886,191	26,648,265	26,429,523	26,342,712
Diluted	28,943,176	28,625,171	27,198,607	26,987,058	26,771,228
Dividend payout ratio (2)	24.03%	21.65%	22.00%	22.80%	63.34%
Cash dividends per common share (2)	$0.56	$0.50	$0.44	$0.40	$0.30

(1) We split our common shares three-for-two by paying a 50% stock dividend in December 2003. All common share and per common share data has been adjusted to reflect the dividend.
(2) Prior to the Old MB Financial-MidCity Financial merger, which was completed on November 6, 2001, Old MB Financial did not pay any cash dividends, and we paid our first cash dividend after the Old MB Financial-MidCity Financial merger in February 2002. Accordingly, cash dividends per common share data and dividend payout ratio information during the year ended December 31, 2001 reflects dividends paid prior to the Old MB Financial-MidCity Financial merger to holders of shares of MidCity Financial common stock, which was converted to our common stock at an exchange ratio of 230.32955 to 1.
(3) For the year ended December 31, 2001, includes expenses totaling $22.7 million ($19.2 million net of the related tax benefit) incurred in connection with the MB-MidCity merger.

Selected Financial Data (continued):

	As of or for the Year Ended December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001 (1)

Balance Sheet Data:
Cash and due from banks	$92,001	$88,231	$91,283	$90,522	$106,572
Federal funds sold	-	-	-	16,100	19,500
Investment securities	1,405,844	1,391,444	1,112,110	893,553	843,286
Loans, gross	3,746,182	3,345,557	2,825,794	2,504,714	2,311,954
Allowance for loan losses	44,979	44,266	39,572	33,890	27,500
Total assets	5,719,065	5,253,975	4,355,093	3,759,581	3,465,853
Deposits	4,201,700	3,962,012	3,432,035	3,019,565	2,821,726
Short-term and long-term borrowings	816,863	662,248	413,064	268,695	277,262
Junior subordinated notes issued to capital trusts	123,526	87,443	87,443	84,800	25,000
Stockholders’ equity	503,413	481,666	375,493	343,187	293,588
Less: goodwill	125,010	123,628	70,293	45,851	32,031
Less: other intangible assets, net of tax benefit	8,186	8,832	4,914	1,818	1,817
Tangible equity	370,217	349,206	300,286	295,518	259,740

Performance Ratios:
Return on average assets	1.20%	1.34%	1.28%	1.27%	0.36%
Return on average equity	13.56	14.88	14.82	14.60	4.27
Net interest margin (2)	3.63	3.69	3.72	3.97	3.65
Tax equivalent effect	0.11	0.10	0.08	0.06	0.08
Net interest margin - fully tax equivalent basis (2)	3.74	3.79	3.80	4.03	3.73
Cash return on average tangible equity	18.77	20.08	18.79	17.09	13.53
Loans to deposits	89.16	84.44	82.34	82.95	81.93

Asset Quality Ratios:
Non-performing loans to total loans (3)	0.56%	0.71%	0.75%	0.88%	0.78%
Non-performing assets to total assets (4)	0.38	0.46	0.50	0.60	0.55
Allowance for loan losses to total loans	1.20	1.32	1.40	1.35	1.19
Allowance for loan losses to non-performing loans (3)	212.55	186.90	187.44	154.16	152.79
Net loan charge-offs to average loans	0.22	0.23	0.37	0.33	0.42

Liquidity and Capital Ratios:
Tier 1 capital to risk weighted assets	11.62%	11.30%	11.64%	13.05%	10.73%
Total capital to risk weighted assets	12.83	12.46	12.86	14.99	12.43
Tier 1 capital to average assets	9.02	8.56	8.97	9.74	7.96
Average equity to average assets	8.87	9.02	8.63	8.68	8.45
Tangible equity to assets (5)	6.63	6.82	7.02	7.96	7.57

Other:
Banking facilities	45	45	41	44	38
Full time equivalent employees	1,123	1,030	936	809	754

(1)	For the year ended December 31, 2001, includes expenses totaling $22.7 million ($19.2 million net of the related tax benefit) incurred in connection with the MB-MidCity merger.
(2)	Net interest margin represents net interest income as a percentage of average interest earning assets.
(3)
Non-performing loans include loans accounted for on a non-accrual basis, accruing loans contractually past due 90 days or more as to interest or principal and loans the terms of which have been renegotiated to provide reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

(4)	Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.
(5)	Equal to total stockholders’ equity less goodwill and other intangibles, net of tax benefit, divided by total assets less goodwill and other intangibles, net of tax benefit.

Selected Financial Data (continued):

The following table presents a reconciliation of cash return on average tangible equity (in thousands):

	2005	2004	2003	2002	2001
Net Income, as reported	$66,368	$64,429	$53,392	$46,370	$31,538
Plus: Intangible amortization, net of tax benefit	645	660	754	631	3,212
	$67,013	$65,089	$54,146	$47,001	$34,750

Average stockholder’s equity	$489,395	$432,992	$360,210	$317,693	$289,291
Less: Average goodwill	123,879	101,314	67,391	40,773	30,439
Less: Average other intangible assets net of tax benefit	8,496	7,453	4,692	1,914	2,082
Average tangible equity	$357,020	$324,225	$288,127	$275,006	$256,770

The following table sets forth our selected quarterly financial data (in thousands, except common share data):

	Three Months Ended 2005				Three Months Ended 2004
	December	September	June	March	December	September	June	March
Statement of Income Data:
Interest income	$79,500	$76,377	$72,068	$65,959	$64,035	$60,601	$53,761	$51,117
Interest expense	33,673	30,190	26,381	22,274	19,893	18,190	15,955	15,076

Net interest income	45,827	46,187	45,687	43,685	44,142	42,411	37,806	36,041
Provision for loan losses	1,500	1,750	3,000	2,400	2,250	1,750	1,800	2,000

Net interest income after	44,327	44,437	42,687	41,285	41,892	40,661	36,006	34,041
provision for loan losses
Other income	12,384	16,723	17,706	15,616	16,383	15,469	17,196	16,266
Other expenses	36,458	36,465	34,252	31,974	32,632	32,207	30,960	29,348
Income before income taxes	20,253	24,695	26,141	24,927	25,643	23,923	22,242	20,959
Income taxes	6,088	7,656	8,154	7,750	7,997	7,198	6,772	6,371
Net income	$14,165	$17,039	$17,987	$17,177	$17,646	$16,725	$15,470	$14,588

Net Interest Margin	3.56%	3.60%	3.67%	3.69%	3.76%	3.72%	3.62%	3.63%
Tax equivalent effect	0.11%	0.11%	0.11%	0.11%	0.11%	0.11%	0.10%	0.11%
Net interest margin on a fully tax
Equivalent basis	3.67%	3.71%	3.78%	3.80%	3.87%	3.83%	3.72%	3.74%

Common Share Data :
Basic earnings per common
share	$0.50	$0.60	$0.63	$0.60	$0.62	$0.58	$0.56	$0.55
Diluted earnings per common
share	$0.49	$0.59	$0.62	$0.59	$0.60	$0.57	$0.55	$0.53
Weighted average common
shares outstanding	28,521,318	28,506,656	28,357,533	28,538,032	28,629,689	28,640,405	27,491,517	26,766,696
Diluted weighted average
common shares outstanding	28,967,551	28,997,390	28,968,885	29,275,210	29,433,018	29,375,486	28,216,504	27,502,434

Fourth Quarter Results

We had net income of $14.2 million for the fourth quarter of 2005, compared to $17.6 million for the fourth quarter of 2004. The results for the fourth quarter of 2005 generated an annualized return on average assets of 0.99% and an annualized return on average equity of 11.24%, compared to 1.36% and 14.69%, respectively, for the same period in 2004.

Net interest income was $45.8 million for the three months ended December 31, 2005, an increase of $1.7 million, or 3.82% from $44.1 million for the comparable period in 2004. Net interest income grew primarily due to a $442.2 million, or 9.5% increase in average interest earning assets resulting from organic growth. The net interest margin, expressed on a fully tax equivalent basis, was 3.67% for the fourth quarter of 2005 and 3.87% for the fourth quarter of 2004. Five basis points of the decline in the fourth quarter of 2005 compared to the fourth quarter of 2004 was due to lower amortization of loan fees due to fewer paydowns. The remainder of the decline from the fourth quarter of 2004 is due to the flattening yield curve, tightening credit spreads on loans and a shift in the Company’s funding mix towards higher cost deposits and liabilities. The increase in short-term borrowings and brokered deposits was primarily due to the Company’s strong loan growth and its long term goal of migrating to a less interest sensitive deposit base. In the short run, this resulted in a decline in deposits related to the most interest sensitive customers. This decline, as well as the Company’s loan growth, has been funded with short term borrowings and brokered deposits.

Provision for loan losses was $1.5 million in the fourth quarter of 2005 compared to $2.3 million in the fourth quarter of 2004. Net charge-offs were $1.3 million in the quarter ended December 31, 2005 compared to $2.4 million in the quarter ended December 31, 2004. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality” section below for further analysis of the allowance for loan losses.

Other income was $12.4 million for the quarter ended December 31, 2005, a decrease of $4.0 million, or 24.4% compared to $16.4 million for the quarter ended December 31, 2004. Net loss on securities sold increased $2.3 million to $3.7 million compared to $1.4 million for the quarter ended December 31, 2004. The Company sold $147 million in investment securities in the 2005 quarter, which represented approximately 11% of the Company’s investment portfolio. The net proceeds generated from the sale were used to acquire higher yielding, shorter duration securities, which is expected to better position the Company’s balance sheet for the current interest rate environment. There were $20 thousand in net gains recognized on the sale of other assets for the quarter ended December 31, 2005 compared to $2.8 million in net gains for the quarter ended December 31, 2004. The net gains recognized for the quarter ended December 31, 2004 were comprised of a $4.2 million gain on the sale of two banking facilities and $1.4 million in losses on the retirement of assets in connection with the purchase of the Company’s operations center in Rosemont, Illinois. Net lease financing increased by $636 thousand due to higher levels of income realized on lease equipment in which we own a residual interest in the fourth quarter of 2005.

Other expense increased $3.8 million or 11.7% to $36.5 million for the quarter ended December 31, 2005 from $32.6 million for the quarter ended December 31, 2004. Salaries and employee benefits and advertising and marketing expense increased by $1.5 million and $198 thousand, respectively. Approximately $700 thousand of the increase in salaries expense and the increase in advertising and marketing expense was due primarily to the new deposit strategy. The remaining increase in salaries was primarily due to organic growth. Other expenses increased by $939 thousand. Approximately $385 thousand of the increase was due to outsourcing customer statement processing. The remaining increase was due to organic growth. Professional and legal expense increased $508 thousand. Computer service expense increased by $398 thousand due to organic growth and continued system upgrades and expansion related to our new MB Financial Center operations in Rosemont, Illinois. Telecommunication expense decreased $125 thousand as the Company began to see lower costs as a result of completing an upgrade of its phone systems.

Income tax expense for the three months ended December 31, 2005 decreased $1.9 million to $6.1 million compared to $8.0 million for the same period in 2004. The effective tax rate was 30.1% and 31.2% for the quarter ended December 31, 2005 and 2004, respectively. The decline in the effective tax rate was due to a higher percentage of pre-tax income coming from tax exempt sources for the three months ended December 31, 2005 compared to the same period in 2004.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial position and results of operations and should be read in conjunction with the information set forth under “Item 1A Risks Factors,” “General” in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and our consolidated financial statements and notes thereto appearing under Item 8 of this report.

Overview

We had net income of $66.4 million for the year ended December 31, 2005 compared to $64.4 million for the year ended December 31, 2004, an increase of $2.0 million, or 3.0%. Fully diluted earnings per share for 2005 increased 1.8% to $2.29 compared to $2.25 per share in 2004.

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities less provision for loan losses. Additionally, our net income is affected by other income and other expenses. The provision for loan losses reflects the amount added to the allowance for loan losses that we believe is needed to ensure the allowance is adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, trust and asset management fees, brokerage fees, net gains (losses) on the sale of securities available for sale, increase in cash surrender value of life insurance, net gain (loss) on sale of assets, gain on sale of bank subsidiary and other operating income. Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, prepayment fee on Federal Home Loan Bank advances, other operating expenses, and merger expenses.

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

Allowance for Loan Losses. Subject to the use of estimates, assumptions, and judgments is management's evaluation process used to determine the adequacy of the allowance for loan losses which combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss and recovery experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management or require that adjustments be made to the allowance for loan losses, based on their judgments about information available to them at the time of their examination. We believe the allowance for loan losses is adequate and properly recorded in the financial statements. See "Allowance for Loan Losses" section below for further analysis.

Residual Value of Our Direct Finance, Leveraged, and Operating Leases. Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a quarterly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected. At December 31, 2005, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $29.5 million. See Note 1 and Note 6 of the notes to our audited consolidated financial statements for additional information.

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

Recent Accounting Pronouncements. Refer to Note 1 of the Consolidated Financial Statements for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

Net Interest Income

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the related yields, as well as the interest expense on average interest bearing liabilities, and the related costs, expressed both in dollars and rates (dollars in thousands). The table below and the discussion that follows contain presentations of net interest income and net interest margin on a tax-equivalent basis, which is adjusted for the tax-favored status of income from certain loans and investments. Net interest margin also is presented on a tax-equivalent basis in “Item 6. Selected Financial Data.” We believe this measure to be the preferred industry measurement of net interest income, as it provides a relevant comparison between taxable and non-taxable amounts. Reconciliations of net interest income and net interest margin on a tax-equivalent basis to net interest income and net interest margin in accordance with accounting principles generally accepted in the United States of America are provided in the table.

	Year Ended December 31,
	2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets:
Loans (1) (2)	$3,571,083	$235,965	6.61%	$3,076,077	$178,005	5.79%	$2,746,920	$164,325	5.98%
Loans exempt from federal
income taxes (3)	2,939	190	6.38	3,164	206	6.40	3,589	238	6.54
Taxable investment securities	1,132,716	47,305	4.18	1,036,372	43,061	4.15	884,619	36,933	4.18
Investment securities exempt
from federal income taxes (3)	275,012	15,479	5.55	220,148	12,563	5.61	141,171	8,035	5.61
Federal funds sold	2,243	84	3.69	5,008	48	0.94	19,439	215	1.09
Other interest bearing deposits	13,179	365	2.77	9,463	100	1.06	6,568	53	0.81
Total interest earning assets	4,997,172	299,388	5.99	4,350,232	233,983	5.38	3,802,306	209,799	5.52
Non-interest earning assets	520,965			450,929			371,002
Total assets	$5,518,137			$4,801,161			$4,173,308

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$760,673	$9,853	1.30	$741,912	$5,835	0.79	$684,819	$5,986	0.87
Savings deposit	508,470	3,299	0.65	506,737	2,957	0.58	462,672	3,072	0.66
Time deposits	2,165,721	69,104	3.19	1,801,494	44,582	2.47	1,646,501	44,170	2.68
Short-term borrowings	680,820	19,982	2.93	472,541	6,754	1.43	285,753	4,021	1.41
Long-term borrowings and junior
subordinated notes	179,606	10,280	5.65	169,019	8,986	5.23	125,534	8,119	6.38
Total interest bearing liabilities	4,295,290	112,518	2.62	3,691,703	69,114	1.87	3,205,279	65,368	2.04

Non-interest bearing deposits	674,353			623,650			554,191
Other non-interest bearing liabilities	59,099			52,816			53,628
Stockholders’ equity	489,395			432,992			360,210
Total liabilities and stockholders’ equity	$5,518,137			$4,801,161			$4,173,308
Net interest income/interest rate spread (4)		$186,870	3.37%		$164,869	3.51%		$144,431	3.48%
Taxable equivalent adjustment		5,484			4,469			2,895
Net interest income, as reported		$181,386			$160,400			$141,536

Net interest margin (5)			3.63%			3.69%			3.72%
Tax equivalent effect			0.11%			0.10%			0.08%
Net interest margin on a fully tax equivalent basis (5)			3.74%			3.79%			3.80%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes loan origination fees of $7.4 million, $7.7 million and $4.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $22.0 million, or 13.3% to $186.9 million for the year ended December 31, 2005 from $164.9 million for the year ended December 31, 2004. Tax-equivalent interest income increased by $65.4 million due to a $646.9 million, or 14.9% increase in average interest earning assets. Interest income also increased due to a 61 basis point increase in the yield on average interest earning assets to 5.99% due to higher short-term and intermediate interest rates in 2005. Interest expense increased by $43.4 million, due to a $603.6 million, or 16.3% increase in average interest bearing liabilities. Interest expense increased additionally due to a 75 basis point increase in the cost of interest bearing liabilities due to higher short-term and intermediate interest rates in 2005. Approximately $154 million of the increase in average interest earning assets and $167 million of the increase in average interest bearing liabilities was due to our acquisition of First SecurityFed in the second quarter of 2004, with the reminder resulting from organic growth. The net interest margin decreased due to competitive pricing on both loans and deposits, the flattening yield curve and a shift in the funding mix towards higher cost deposits and borrowings. The increase in short-term borrowings and brokered deposits was primarily due to the Company’s strong loan growth and its long term goal of migrating to a less interest sensitive deposit base. In the short run, this resulted in a decline in deposits related to the most interest sensitive customers. This decline, as well as the Company’s loan growth, has been funded with short term borrowings and brokered deposits.

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

	Year Ended December 31,
	2005 Compared to 2004			2004 Compared to 2003
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Earning Assets:
Loans	$30,806	$27,154	$57,960	$19,191	$(5,511)	$13,680
Loans exempt from federal income taxes (1)	(15)	(1)	(16)	(28)	(4)	(32)
Taxable investment securities	4,023	221	4,244	6,306	(178)	6,128
Investment securities exempt from federal
income taxes (1)	3,090	(174)	2,916	4,507	21	4,528
Federal funds sold	(39)	75	36	(141)	(26)	(167)
Other interest bearing deposits	51	214	265	28	19	47
Total increase (decrease) in interest income	37,916	27,489	65,405	29,863	(5,679)	24,184

Interest Bearing Liabilities:
NOW and money market deposit accounts	152	3,866	4,018	476	(627)	(151)
Savings deposits	10	332	342	277	(392)	(115)
Time deposits	10,087	14,435	24,522	3,981	(3,569)	412
Short-term borrowings	3,902	9,326	13,228	2,669	64	2,733
Long-term borrowings and junior
subordinated notes	582	712	1,294	2,482	(1,615)	867
Total increase (decrease) in interest expense	14,733	28,671	43,404	9,885	(6,139)	3,746
Increase (decrease) in net interest income	$23,183	$(1,182)	$22,001	$19,978	$460	$20,438

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% rate.

Other Income

Other income decreased $2.9 million, or 4.4% to $62.4 million for the year ended December 31, 2005 from $65.3 million for the year ended December 31, 2004. There were $20 thousand in net gains recognized on the sale of other assets for the year ended December 31, 2005 compared to $3.1 million in net gains for the year ended December 31, 2004. The net gain recognized for the year ended December 31, 2004 was primarily comprised of a $4.2 million gain on the sale of two banking facilities and $1.4 million in losses on the retirement of assets. Net lease financing declined by $879 thousand due to lower levels of income realized during 2005 on leased equipment in which we own a residual interest. Brokerage fees declined by $1.8 million to $7.9 million, because of lower fixed annuity sales, loss of key clients due to acquisitions and turnover of financial advisors due to the difficult market in 2005. Net losses on sale of investment securities available for sale increased by $1.2 million as net losses of $1.5 million were realized in 2005 compared to net losses of $308 thousand in 2004. Investment security sales are periodically made as part of our ongoing strategy to maintain good long-term investment portfolio returns. Deposit service fees increased $742 thousand, primarily due to increases in NSF and overdraft fees of $691 thousand, while loan service fees increased $546 thousand due to an increase in lending activity and an increase in fees recorded on customer swap arrangements. Other operating income increased $2.3 million, primarily due to revenue related to merchant card processing being recorded on a gross basis in 2005. In prior years, merchant card processing revenue and related expenses were netted in other income, as the amount of income and expense was not considered material. See Note 1 of notes to consolidated financial statements contained in Item 8 of this report.

Other income increased $594 thousand, or 0.9% to $65.3 million for the year ended December 31, 2004 from $64.7 million for the 2003 period. Net gain (loss) on sale of assets increased $3.4 million primarily due to a net gain of $2.8 million realized on the sale of two banking facilities and the retirement of certain assets relating to the consolidation of employees at MB Financial Center. Brokerage fees increased by $1.6 million to $9.8 primarily due to higher investment sales activity at Vision, our wholly owned full service broker/dealer. Deposit service fees increased by $1.5 million primarily due to increases in NSF and overdraft fees and monthly service charges of $1.1 million and $362 thousand, respectively. Gain on sale of bank subsidiary declined by $3.1 million, reflecting the sale of Abrams, our former banking subsidiary located in Dallas, Texas, in the second quarter of 2003. Loan service fees declined by $1.2 million primarily due to declines in loan prepayment fees and mortgage banking fees of $599 thousand and $504 thousand, respectively, as there was significantly less loan refinancing activity in 2004. Net (loss) gain on sale of securities available for sale decreased by $1.1 million due to net losses of $308 thousand in 2004 compared to net gains of $798 thousand in 2003. Other operating income also declined by $1.1 million, primarily due to a $720 thousand decline in gain on the sale of residential mortgage loans. Mortgage loans sold (excluding $88.2 million of First SecurityFed loans which were securitized and transferred to investment securities available for sale in the third quarter of 2004) decreased $97.0 million to $20.8 million for the year ended December 31, 2004 compared to $117.8 million during the same period of 2003. The volumes of mortgage loans originated and sold during 2004 were significantly lower than 2003 primarily due to less loan refinancing activity in the 2004 period.

Other Expenses

Other expense increased by $14.0 million, or 11.2% to $139.1 million for the year ended December 31, 2005 from $125.1 million for the year ended December 31, 2004. Salaries and employee benefits and advertising and marketing expense increased by $6.0 million and $741 thousand, respectively. The increase in salaries was primarily due to organic growth, a full year of First SecurityFed salaries, and the new deposit gathering strategy. The increase in advertising and marketing expense was primarily due to the new deposit strategy. Occupancy and equipment expense increased by $2.2 million, primarily due to a $1.6 million increase in depreciation expense, as well as a $1.2 million decline in building rental income, offset by a decline of $552 thousand in property taxes. Depreciation expense increased due to computer and telecommunication equipment purchased in the second half of 2004 and placed in service at MB Financial Center and remodeling at several branches. Rental income declined due to the departure of tenants at the MB Financial Center as a result of our occupancy of the space in the fourth quarter of 2004. Brokerage fee expense decreased by $794 thousand primarily due to lower investment sales activity at Vision during 2005. Computer service expense increased by $872 thousand due to organic growth and acquisition of First SecurityFed, as well as system upgrades. Professional and legal expense increased by $777 thousand. Telecommunication expense increased $507 thousand, as the Company incurred additional costs as a result of upgrading its phone systems. Other operating expenses increased $3.7 million, primarily due to expenses related to merchant card processing of $2.3 million being recorded on a gross basis in 2005. In prior years, merchant card processing revenue and related expenses were netted in other income, as the amount of income and expense was not considered material. See Note 1 of notes to consolidated financial statements contained in Item 8 of this report.

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

Income Taxes

Income tax expense for the year ended December 31, 2005 increased $1.3 million to $29.6 million compared to $28.3 million for the same period in 2004. The effective tax rate was 30.9% and 30.5% for the year ended December 31, 2005 and 2004, respectively.

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

Balance Sheet

Total assets increased $465.1 million or 8.9% to $5.7 billion at December 31, 2005 from $5.3 billion at December 31, 2004. Net loans increased by $399.9 million, or 12.1% to $3.7 billion at December 31, 2005. In aggregate, commercial real estate, commercial, construction real estate, and commercial loans collateralized by assignment of lease payments grew by $466.6 million, or 17.7%, while residential real estate and consumer loans declined, in aggregate, by $66.0 million, or 9.4%. The increases were primarily due to growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development. The decreases were due to paydowns in residential real estate and consumer loans. See “Loan Portfolio” section below for further analysis. Investment securities available for sale increased by $14.4 million, or 1.0% to $1.4 billion at December 31, 2005. FHLB stock decreased $17.0 million during the period to $43.7 million as of December 31, 2005.

Net premises and equipment increased $34.1 million to $147.7 million at December 31, 2005 partially due to the purchase of the land at the Company’s operations center in Rosemont, Illinois, for $14.2 million in July 2005. The land had previously been leased in conjunction with the corresponding 2003 purchase of the Rosemont building. Additionally, the Company continued to invest in new branches and purchase technology related equipment.

Total liabilities increased by $444.3 million, or 9.3% to $5.2 billion at December 31, 2005 from $4.8 billion at December 31, 2004. Total deposits grew by $239.7 million or 6.0% to $4.2 billion during that same period. Short-term borrowings increased by $174.5 million, or 30.6%, primarily due to increases in securities sold under agreement to repurchase, Fed funds purchased and customer repurchase agreements of $108.9 million, $30.6 million and $34.5 million, respectively. The increase in short-term borrowings was primarily due to the Company’s strong loan growth and its long term goal of migrating to a less interest sensitive deposit base. In the short run, this resulted in a decline in deposits related to the most interest sensitive customers. This decline, as well as the Company’s loan growth, has been partially funded with short term borrowings.  Junior subordinated notes issued to capital trusts increased during the third quarter of 2005, as the Company issued an additional $35.0 million in junior subordinated notes on August 29th 2005.

Total stockholders’ equity increased $21.7 million to $503.4 million at December 31, 2005 compared to $481.7 million at December 31, 2004. Retained earnings increased by $50.4 million due to net income of $66.4 million, partially offset by $16.0 million or $0.56 per share, in cash dividends. Treasury stock increased $8.7 million, primarily due to the repurchase of 609,731 outstanding shares, offset by the issuance of treasury shares in connection with the exercise of stock options during 2005 for an ending total of 362,416 treasury shares held as of December 31, 2005. Accumulated other comprehensive income declined by $13.9 million due to gains and losses realized on security sales and an unrealized decrease in the market value on investment securities available for sale.

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

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	Year-ended December 31,
	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$13,597	$13,550	$23,212	$23,738	$22,157	$23,435
U.S. Government agencies	335,032	332,270	319,708	323,803	233,472	243,402
States and political subdivisions	295,033	293,706	251,846	255,009	177,731	180,092
Mortgage-backed securities	652,428	642,576	670,867	667,326	574,456	570,140
Corporate bonds	60,046	59,443	41,082	43,413	44,074	45,074
Equity securities	64,253	64,299	77,403	77,630	47,004	47,632
Debt securities issued by foreign governments	-	-	525	525	560	560
Investment in equity lines of credit trusts	-	-	-	-	1,775	1,775
Total	$1,420,389	$1,405,844	$1,384,643	$1,391,444	$1,101,229	$1,112,110

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

Securities of a single issuer which had book values in excess of 10.0% of our stockholder’s equity at December 31, 2005, other than U.S. Government agencies and corporations, included mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  FNMA securities had an aggregate book value and market value of $315.3 million and $308.5 million, respectively, at December 31, 2005.  FHLMC securities had an aggregate book value and market value of $289.5 million and $287.1 million, respectively, at December 31, 2005.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities available for sale at December 31, 2005 (dollars in thousands):

			Due after One		Due after Five
	Due in One		Year through		Years through		Due after
	Year or Less		Five Years		Ten Years		Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

U.S. Treasury securities	$6,091	4.56%	$7,162	3.93%	$297	3.61%	$-	-
U.S. Government agencies	41,908	4.61%	290,362	4.33%	-	-	-	-
States and political subdivision (1)	17,198	5.42%	53,939	4.93%	148,750	5.65%	73,819	6.30%
Mortgage-backed securities (2)	35	6.27%	4,869	3.95%	75,455	4.48%	562,217	4.35%
Corporate bonds	22,214	4.28%	28,271	4.40%	-	-	8,958	8.21%
Equity securities	-	-	-	-	-	-	64,299	4.29%
Debt securities issued by foreign governments	-	-	-	-	-	-	-	-
Total	$87,446	4.68%	$384,603	4.40%	$224,502	5.26%	$709,293	4.59%

(1)	Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.
(2)	These securities are presented based upon contractual maturities.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):
	At December 31,
	2005		2004		2003		2002		2001
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial loans	$833,046	22%	$725,823	22%	$647,365	23%	$558,208	22%	$490,314	21%
Commercial loans collateralized by assignment of lease payments	299,053	8%	251,025	7%	234,724	8%	274,290	11%	303,063	13%
Commercial real estate	1,456,585	39%	1,263,910	38%	1,090,498	39%	902,755	36%	862,586	37%
Residential real estate	387,167	10%	436,122	13%	361,110	13%	373,181	15%	351,064	15%
Construction real estate	521,434	14%	402,765	12%	268,523	9%	204,728	8%	132,403	6%
Consumer loans	248,897	7%	265,912	8%	223,574	8%	191,552	8%	172,524	8%
Gross loans (1)	3,746,182	100%	3,345,557	100%	2,825,794	100%	2,504,714	100%	2,311,954	100%
Allowance for loan losses	(44,979)		(44,266)		(39,572)		(33,890)		(27,500)
Loans, net	$3,701,203		$3,301,291		$2,786,222		$2,470,824		$2,284,454

(1) Gross loan balances at December 31, 2005, 2004, 2003, 2002, and 2001 are net of unearned income, including net deferred loans fees of $3.6 million, $4.2 million, $4.2 million, $4.2 million, and $3.6 million, respectively.

The increases for 2005 in commercial real estate, commercial, construction real estate, and commercial loans collateralized by assignment of lease payments were primarily due to growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development. These increases were partially offset by decreases in residential real estate and consumer loans. These decreases resulted primarily from pay downs in the existing portfolio. Most fixed rate residential real estate loans originated continue to be sold to third party investors. The Company will also securitize and transfer residential real estate loans to investment securities available for sale for additional flexibility and favorable capital treatment on the Company’s balance sheet. During 2005, the Company securitized and transferred $28.8 million of residential real estate loans to investment securities available for sale.

The increases for 2004 in commercial real estate, construction real estate, commercial, residential real estate, consumer loans, and commercial loans collateralized by assignment of lease payments were primarily due to growth in both existing customer and new customer loan demand resulting from our focus on marketing and new business development as well as our acquisition of First SecurityFed, which had net loans of $295.8 million at the acquisition date. Of the $295.8 million in net loans acquired from First SecurityFed, $88.2 million in residential real estate loans were securitized and transferred to investment securities available for sale in the third quarter of 2004 for additional flexibility and favorable capital treatment on our balance sheet.

Loan Maturities

The following table sets forth the scheduled repayment information for our loan portfolio at December 31, 2005 (in thousands). Loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due in One Year		Due after One Year		Due after
	Or Less		Through Five Years		Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating
	Rate	Rate	Rate	Rate	Rate	Rate	Total

Commercial loans	$61,870	$600,492	$65,355	$96,726	$4,795	$3,808	$833,046
Commercial loans collateralized by
assignment of lease payments	141,079	-	157,822	-	152	-	299,053
Commercial real estate	183,601	302,347	606,395	285,117	21,084	58,041	1,456,585
Residential real estate	116,871	53,144	109,186	65,722	10,545	31,699	387,167
Construction real estate	6,016	429,578	7,672	77,970	-	198	521,434
Consumer loans	12,877	78,198	4,092	130,964	14	22,752	248,897
Gross loans	$522,314	$1,463,759	$950,522	$656,499	$36,590	$116,498	$3,746,182

Asset Quality

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	At December 31,
	2005	2004	2003	2002	2001

Non-accruing loans (1)	$20,841	$23,495	$20,795	$21,359	$17,835
Loans 90 days or more past due, still accruing interest	321	189	317	624	164
Total non-performing loans	21,162	23,684	21,112	21,983	17,999
Other real estate owned	354	384	472	549	1,164
Other repossessed assets	-	-	-	10	38
Total non-performing assets	$21,516	$24,068	$21,584	$22,542	$19,201

Total non-performing loans to total loans	0.56%	0.71%	0.75%	0.88%	0.78%
Allowance for loan losses to non-performing loans	212.55%	186.90%	187.44%	154.16%	152.79%
Total non-performing assets to total assets	0.38%	0.46%	0.50%	0.60%	0.55%

(1) Includes restructured loans totaling $568 thousand and $667 thousand at December 31, 2004 and 2003, respectively. There were no restructured loans at December 31, 2005, 2002 and 2001.

Non-performing Assets

Non-performing loans include loans accounted for on a non-accrual basis, accruing loans contractually past due 90 days or more as to interest and principal and loans whose terms have been restructured to provide reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. Management reviews the loan portfolio for problem loans on an ongoing basis. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for loan losses and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income. If interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income. Loans will not be placed back on accrual status unless back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to approximately $3.1 million and $1.5 million for the years ended December 31, 2005 and 2004, respectively; none of these amounts were included in interest income during these periods. Our general policy is to place loans 90 days past due on non-accrual status. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest.

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

Total non-performing assets decreased by $2.6 million to $21.5 million at December 31, 2005 from $24.1 million at December 31, 2004 primarily due to collections on several loans in the workout process and better credit quality in the loan portfolio. Of the $23.7 million of non-performing loans as of December 31, 2004, only $9.7 million still remained at December 31, 2005. Total non-performing assets increased by $2.5 million to $24.1 million at December 31, 2004 from $21.6 million at December 31, 2003 primarily due to $2.6 million in loans acquired from First SecurityFed that were classified as non-accrual loans, offset by a $128 thousand reduction in loans 90 days or more past due still accruing interest and an $88 thousand reduction in other real estate owned.

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

We maintain our allowance for loan losses at a level that management believes is adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans, underlying collateral and prior loss experience. We use a risk rating system to evaluate the adequacy of the allowance for loan losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine, by the originating loan officer, Senior Credit Management, loan review or any loan committee, with one being the best case and nine being a loss or the worst case. Estimated loan default factors are multiplied against loan balances in each risk-rating category and then multiplied by an historical loss given default rate by loan type to determine an appropriate level for the allowance for loan losses. A specific reserve may be needed on a loan by loan basis. Loans with risk ratings between six and eight are monitored more closely by the officers and Senior Credit Management, and may result in specific reserves. The allowance for loan losses also includes an element for estimated probable but undetected losses and for imprecision in the loan loss models discussed above. For 2005, the methodology was refined and this element was calculated for each loan type. As a result, the unallocated reserve was fully allocated to all components of the loan loss reserve as of December 31, 2005. This change accounts for a majority of the increase in the allowance for loan losses in each portfolio grouping compared to prior years. Control of our loan quality is continually monitored by management and is reviewed by our bank subsidiaries’ boards of directors at their regularly scheduled meetings. We consistently apply our methodology for determining the adequacy of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.

The following table presents an analysis of the allowance for loan losses for the years presented (dollars in thousands):
	Year Ended December 31,
	2005	2004	2003	2002	2001

Balance at beginning of year	$44,266	$39,572	$33,890	$27,500	$26,836
Additions from acquisitions	-	4,052	3,563	1,212	3,025
Allowance related to bank subsidiary sold	-	-	(528)	-	-
Provision for loan losses	8,650	7,800	12,756	13,220	6,901
Charge-offs:
Commercial loans	(4,012)	(5,600)	(7,191)	(4,286)	(8,173)
Commercial loans collateralized by	(826)	(1,538)	(131)	(2,112)	(36)
assignment of lease payments
Commercial real estate	(1,052)	(1,508)	(4,027)	(1,229)	(44)
Residential real estate	(118)	(338)	(1,621)	(820)	(520)
Construction real estate	(3,824)	(514)	(920)	-	-
Consumer loans	(351)	(496)	(1,034)	(1,019)	(2,176)
Total charge-offs	(10,183)	(9,994)	(14,924)	(9,466)	(10,949)
Recoveries:
Commercial loans	1,140	1,673	2,206	295	476
Commercial loans collateralized by	329	104	553	27	-
assignment of lease payments
Commercial real estate	51	36	975	40	6
Residential real estate	97	131	70	42	53
Construction real estate	-	28	-	108	472
Consumer loans	629	864	1,011	912	680
Total recoveries	2,246	2,836	4,815	1,424	1,687

Net charge-offs	(7,937)	(7,158)	(10,109)	(8,042)	(9,262)

Balance at December 31,	$44,979	$44,266	$39,572	$33,890	$27,500

Total loans at December 31,	$3,746,182	$3,345,557	$2,825,794	$2,504,717	$2,311,954
Ratio of allowance to total loans	1.20%	1.32%	1.40%	1.35%	1.19%
Ratio of net charge-offs to average loans	0.22%	0.23%	0.37%	0.33%	0.42%

Net charge-offs increased by $779 thousand in the year ended December 31, 2005 compared to the year ended December 31, 2004. Net charge-offs for 2005 included a $3.8 million charge-off related to one construction loan.

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

Net charge-offs increased by $2.1 million in the year ended December 31, 2003 compared to the year ended December 31, 2002 due to a $5.5 million increase in charge-offs offset by a $3.4 million increase in recoveries. The increase in charge-offs was primarily due to the charge-off of two commercial loans totaling $4.1 million, and one $2.2 million commercial real estate loan. Recoveries increased $3.4 million due to $3.1 million in recoveries related to nine loans and our continued collection efforts. In the second quarter of 2003, the allowance was reduced by $528 thousand in conjunction with the sale of Abrams. The acquisitions of South Holland and Lincolnwood added $3.6 million and $1.2 million to the allowance in the first quarter of 2003 and second quarter of 2002, respectively.

Provision for loan losses increased by $850 thousand to $8.7 million for year ended December 31, 2005 compared to $7.8 million for year ended December 31, 2004 based on the results of our quarterly analyses of the loan portfolio and growth in the loan portfolio. Provision for loan losses declined by $5.0 million for year ended December 31, 2004 compared to $12.8 million for year ended December 31, 2003 based on the results of our quarterly analyses of the loan portfolio and improved credit quality in 2004. Provision for loan losses decreased by $464 thousand for the year ended December 31, 2003 compared to the year ended December 31, 2002 due to improved credit quality. Provision for loan losses increased by $6.3 million to $13.2 million for the year ended December 31, 2002 compared to $6.9 million for the year ended December 31, 2001.  The increase in annual provision in 2002 was primarily due to weakness in the overall economic environment and an increase in impaired loans during 2002. In the first quarter of 2001, we added $22.8 million of pooled home equity lines of credit to the loan portfolio through the purchase of a 100% interest in our former 97-2 securitization trust and added $2.0 million to the allowance for loan losses for these loans.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2005 (1)		2004		2003		2002		2001
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial loans	$15,991	22%	$10,913	22%	$10,327	23%	$9,117	22%	$6,724	21%
Commercial loans collateralized by
assignment of lease payments	7,199	8%	6,563	7%	4,301	8%	3,070	11%	2,703	13%
Commercial real estate	12,460	39%	10,340	38%	7,327	39%	7,446	36%	4,600	37%
Residential real estate	881	10%	868	13%	1,625	13%	1,750	15%	1,542	15%
Construction real estate	7,581	14%	4,451	12%	2,655	9%	1,980	8%	1,258	6%
Consumer loans and other	867	7%	925	8%	4,896	8%	2,838	8%	3,963	8%
Unallocated (1)	-	-%	10,206	-%	8,441	-%	7,689	-%	6,710	-%
Total	$44,979	100%	$44,266	100%	$39,572	100%	$33,890	100%	$27,500	100%

(1) In 2005, the methodology was refined to fully allocate all components of the loan loss reserve.

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

Potential Problem Loans

We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At each scheduled meeting of the boards of directors of our subsidiary banks, a watch list is presented, showing significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.” Under our risk rating system noted above under “Allowance for Loan Losses,” Special Mention, Substandard, and Doubtful loan classifications correspond to risk ratings six, seven, and eight, respectively. An asset is classified Substandard, or risk rated seven if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful, or risk rated eight have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss, or risk rated nine are those considered uncollectible and viewed as valueless assets and have been charged-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention, or risk rated six.

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

We define potential problem loans as loans rated substandard or doubtful which are included on the watch list presented to our bank subsidiaries’ boards of directors that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans), but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Our decision to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that we recognize potential problem loans carry a higher probability of default. The aggregate principal amounts of potential problem loans as of December 31, 2005 and December 31, 2004 were approximately $25.2 million and $44.2 million, respectively. Potential problem loans decreased $19.0 million from December 31, 2004 primarily due to the collection of a construction loan for $16.6 million, a $3.8 million charge-off and the remainder consisting of loan payoffs.

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

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our core deposits consist of checking accounts, NOW accounts, money market accounts, savings accounts and non-public certificates of deposit. These deposits, along with public fund deposits, brokered deposits, and short-term and long-term borrowings are used to support our asset base. Our deposits are obtained predominantly from the geographic trade areas surrounding each of our office locations. We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits. Our new deposit gathering strategy offers expanded/convenient hours as a way to attract deposits. We also use brokered deposits as an alternative funding source which allows us flexibility in managing our overall interest expense.

The following table sets forth the maturities of certificates of deposit and other time deposits $100,000 and over at December 31, 2005 (in thousands):

At December 31, 2005
Certificates of deposit $100,000 and over:
Maturing within three months	$308,923
After three but within six months	125,097
After six but within twelve months	230,498
After twelve months	545,748
Total certificates of deposit $100,000 and over	$1,210,266

Other time deposits $100,000 and over:
Maturing within three months	$6,341
After three but within six months	7,086
After six but within twelve months	11,358
After twelve months	16,983
Total other time deposits $100,000 and over	$41,768

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31,
	2005		2004
	Amount	Percent	Amount	Percent

Demand deposits, noninterest bearing	$694,548	16.53%	$673,752	17.01%
NOW and money market accounts	723,157	17.21	816,580	20.61
Savings deposits	481,189	11.45	535,341	13.51
Time certificates, $100,000 or more	1,252,034	29.80	871,378	21.99
Other time certificates	1,050,772	25.01	1,064,961	26.88
Total	$4,201,700	100.00%	$3,962,012	100.00%

Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base. Short-term borrowings from time to time include federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank advances and correspondent bank lines of credit. Company repurchase agreements increased during 2005 due to fund strong loan demand, which outpaced organic deposit growth. We also offer customers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements. As business customers have grown more sophisticated in managing their daily cash position, demand for the sweep product has increased. Short-term borrowings increased by $174.5 million to $745.6 million at December 31, 2005 compared to $571.2 million at December 31, 2004. The increase in short-term borrowings and brokered deposits was primarily due to the Company’s strong loan growth and its long term goal of migrating to a less interest sensitive deposit base. In the short run, this resulted in a decline in deposits related to the most interest sensitive customers. This decline, as well as the Company’s loan growth, has been funded with short term borrowings and brokered deposits.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2005	2004	2003

Federal funds purchased:
Average balance outstanding	$47,095	$25,431	$20,565
Maximum outstanding at any month-end during the period	156,700	63,000	75,210
Balance outstanding at end of period	30,600	-	47,525
Weighted average interest rate during the period	3.24%	1.79%	1.34%
Weighted average interest rate at end of the period	4.46%	- %	1.26%
Securities sold under agreements to repurchase:
Average balance outstanding	$414,239	$251,055	$202,875
Maximum outstanding at any month-end during the period	491,762	333,936	241,632
Balance outstanding at end of period (1)	477,329	333,936	219,075
Weighted average interest rate during the period	2.85%	1.27%	1.37%
Weighted average interest rate at end of the period	3.58%	1.89%	1.16%
Federal Home Loan Bank advances:
Average balance outstanding	$217,583	$192,720	$57,998
Maximum outstanding at any month-end during the period	242,742	237,219	130,000
Balance outstanding at end of period	237,718	237,219	125,000
Weighted average interest rate during the period	3.01%	1.57%	1.47%
Weighted average interest rate at end of the period	4.43%	2.20%	1.35%
Correspondent bank lines of credit:
Average balance outstanding	$1,904	$3,262	$4,315
Maximum outstanding at any month-end during the period	10,000	26,000	20,000
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	4.35%	2.80%	2.56%
Weighted average interest rate at end of the period	-	-	-

(1)	Balance includes customer repurchase agreements totaling $196.0 million, $161.5 million and $163.4 million at December 31, 2005, 2004 and 2003, respectively.

Long-term borrowings include notes payable to other banks to support a portfolio of equipment that we own and lease to other companies, as well as Federal Home Loan Bank advances. As of December 31, 2005 and December 31, 2004, our long-term borrowings were $71.2 million and $91.1 million, respectively. Long-term borrowings decreased $19.9 million primarily due to $23.4 million in Federal Home Loan Bank advances being reclassed to short-term borrowings due to maturities of less than one year as of December 31, 2005. The migration of the $23.4 million of Federal Home Loan Bank advances to short-term borrowings was offset in part by $7.0 million of ten-year subordinated debt issued by Union Bank, N.A. in June 2005. See Note 11 to the consolidated financial statements.

Junior subordinated notes issued to capital trusts include debentures we sold to Coal City Capital Trust I, MB Financial Capital Trust I, and MB Financial Capital Trust II in connection with the issuance of their preferred securities in 1998, 2002, and 2005, respectively. As of December 31, 2005 and December 31, 2004, our junior subordinated notes issued to capital trusts were $123.5 million and $87.4 million, respectively. See Notes 1 and 12 to the consolidated financial statements for further analysis.

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

Our banks have no required regulatory liquidity ratios to maintain; however, they each adhere to an internal policy which dictates a ratio of loans to deposits and our liquidity. Our current policy maintains that we, on a consolidated basis, may not have a ratio of loans (excluding lease loans where the related lessee has outstanding securities rated investment grade or where the related lessee would be viewed under our underwriting policies as an investment grade company) to deposits (including customer repurchase agreements) in excess of 80%, or a ratio of loans (including all lease loans) to deposits in excess of 90%. Additionally, as a general rule, our liquidity ratio (defined as cash, short-term assets and other marketable assets less pledged investment securities divided by deposits and short-term liabilities less pledged investment securities) should not fall below 10% for more than 60 days at any one time during the year. At December 31, 2005, our banks were in compliance with the foregoing policies.

  At December 31, 2005, our banks had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $1.2 billion. Our banks anticipate that they will have sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $1.5 billion at December 31, 2005 including brokered deposits. Although no assurance can be given, we expect to retain a substantial majority of these certificates of deposit or acquire additional brokered deposits.

In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. While, at December 31, 2005, there were no firm lending commitments in place, management believes that our banks could borrow approximately $270 million for a short time from these banks on a collective basis. Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and Union Bank, N.A. is a member of the Federal Home Loan Bank of Topeka, Kansas and both banks have the ability to borrow from their respective Federal Home Loan Banks. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, the temporary curtailment of lending activities or sale of certain real estate and lease loans.

Corporation Liquidity. Our main sources of liquidity at the holding company level are dividends from our subsidiary banks and a line of credit maintained with a large regional correspondent bank in the amount of $30.0 million. As of December 31, 2005, we had $30.0 million undrawn and available under our line of credit.

Our subsidiary banks are subject to various regulatory capital requirements administered by federal and state banking agencies, which affect their ability to pay dividends to us. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Additionally, our current policy effectively limits the amount of dividends our banks may pay to us by requiring each bank to maintain total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 11%, 8% and 7%, respectively. The minimum ratios required for a bank to be considered "well capitalized" for regulatory purposes are 10%, 6% and 5%, respectively. At December 31, 2005, our subsidiary banks could pay a combined $46.6 million in dividends and comply with our policy regarding minimum regulatory capital ratios. In addition to adhering to our policy, there are regulatory restrictions on the ability of national banks to pay dividends. See "Item 1. Business - Supervision and Regulation."

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

Interest rate swaps designated as an interest rate related hedge of an existing fixed rate asset or liability are fair value type hedges. We currently use fair value type hedges, or interest rate swaps, to mitigate the interest sensitivity of certain qualifying commercial loans and brokered time certificates of deposit. The change in fair value of both the interest rate swap and hedged instrument is recorded in current earnings. If a hedge ceases to qualify for hedge accounting prior to maturity, previous adjustments to the carrying value of the hedged item are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest-bearing instrument that has not been sold or extinguished). For additional information, including the notional amount and fair value of our interest rate swaps at December 31, 2005, see Note 20 “Derivative Financial Instruments” to the consolidated financial statements.

Trust Preferred Securities. In addition to our commitments and derivative financial instruments of the types described above, our off balance sheet arrangements include our combined $3.7 million ownership interests in the common securities of the statutory trusts we established to issue trust preferred securities. See “Capital Resources” below in this Item 7 and Note 12 “Junior Subordinated Notes Issued to Capital Trusts” to the consolidated financial statements.

Contractual Obligations. In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances, subordinated notes issued to capital trusts, operating leases for premises and equipment, as well as capital expenditures for new premises and equipment.

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Time deposits	$2,302,806	$1,474,456	$596,424	$90,602	$141,324
Long-term borrowings	71,216	8,357	39,629	1,908	21,322
Junior subordinated notes issued to capital trusts	123,526	-	-	-	123,526
Operating leases	15,961	2,418	3,507	1,489	8,547
Capital expenditures	1,140	1,140	-	-	-
Total	$2,514,649	$1,486,371	$639,513	$93,999	$294,719
Letters of Credit and commitments to extend credit	$1,217,153

Capital Resources

Our subsidiary banks are subject to the risk based capital regulations administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which, if undertaken, could have a direct material effect on the banks’ financial statements. As of December 31, 2005, the most recent notification from the federal banking regulators categorized each of our subsidiary banks as well capitalized. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that management believes have changed our banks’ capital classification. On a consolidated basis, we must maintain a minimum ratio of Tier 1 capital to total assets of 4.00%, a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% and a minimum ratio of total-capital to risk-weighted assets of 8.00%. See “Item 1. Business - Supervision and Regulation - Capital Adequacy" and "Prompt Corrective Action." In addition, our internal policy requires us, on a consolidated basis, to maintain these ratios at or above 7%, 8% and 11%, respectively.

As of December 31, 2005, we and each of our subsidiary banks were "well capitalized" under the capital adequacy requirements to which each of us are subject. The following table sets forth the actual and required regulatory capital amounts and ratios for us and our subsidiary banks as of December 31, 2005 (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2005
Total capital (to risk-weighted assets):
Consolidated	$551,451	12.83%	$343,942	8.00%	$	N/A	N/A	%
MB Financial Bank	483,468	12.11	319,337	8.00		399,171	10.00
Union Bank	38,722	12.86	24,083	8.00		30,104	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	499,472	11.62	171,971	4.00		N/A	N/A
MB Financial Bank	441,178	11.05	159,669	4.00		239,503	6.00
Union Bank	29,033	9.64	12,042	4.00		18,062	6.00
Tier 1 capital (to average assets):
Consolidated	499,472	9.02	221,439	4.00		N/A	N/A
MB Financial Bank	441,178	8.56	206,052	4.00		257,566	5.00
Union Bank	29,033	7.58	15,329	4.00		19,161	5.00

N/A - not applicable

We established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities. The junior subordinated notes issued to capital trusts are included in our consolidated Tier 1 Capital and Total Capital at December 31, 2005. In December 2003, the Financial Accounting Standards Board issued a revised version of Interpretation No. 46 that required the deconsolidation of these statutory trusts by most public companies no later than March 31, 2004. We adopted the revised version of Interpretation No. 46 as of December 31, 2003 (See Note 1 of the notes to our audited consolidated financial statements). In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying junior subordinated notes in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of December 31, 2005, 100% of the junior subordinated notes described in Note 12 of our audited consolidated financial statements qualified as Tier I capital under the final rule adopted in March 2005.

As of December 31, 2005, we had approximately $1 million in capital expenditure commitments outstanding which relate to various projects to build new branches or renovate existing branches. We expect to pay the outstanding commitments as of December 31, 2005 through the normal cash flows of our business operations.

Statement of Cash Flows

Operating Activities. Cash flows from operating activities primarily include net income for the year, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $4.5 million to $114.0 million for the year ended December 31, 2005. Notable items in 2005 include an increase over 2004 of $22.1 million from other liabilities, primarily as a result of a shift from deferred income tax expense to current income tax expense. Additionally, operating cash flows increased due to an increase of $1.9 million in net income and an increase of $1.7 million in depreciation.

Net cash provided by operating activities increased by $8.7 million to $109.4 million for the year ended December 31, 2004 from $100.8 million for the year ended December 31, 2003. Notable items in 2004 include an $11.0 million increase in net income, a $7.4 million increase in deferred income tax expense, and a $5.0 million decease in provision for loan losses.

Investing Activities. Cash used in investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset and security sales and the impact of acquisitions. Net cash used in investing activities increased by $82.8 million to $525.3 million for the year ended December 31, 2005 from $442.4 million for the year ended December 31, 2004. The increase was primarily due to a $93.2 million higher net increase in loans, and significantly lower proceeds from the sale of premise and equipment. This was offset by a decrease in cash paid in acquisitions in 2005 of $30.0 million.

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

Financing Activities. Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. Net cash provided by financing activities increased by $70.2 million to $410.7 million for the year ended December 31, 2005 from $340.5 million for the year ended December 31, 2004, primarily due to $35.0 million in proceeds generated from the issuance of junior subordinated notes described in Note 12 of our audited consolidated financial statements, and a $29.6 million increase in deposit growth.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2005 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2005 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 34%, 15% and 4%, respectively, in the first three months, 66%, 46%, and 13%, respectively, in the next nine months, 0%, 39% and 70%, respectively, from one year to five years, and 0%, 0%, and 13%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total

Interest Earning Assets:
Interest bearing deposits with banks	$12,185	$598	$-	$-	$12,783
Investment securities available for sale	100,390	198,617	707,473	399,364	1,405,844
Loans held for sale	500	-	-	-	500
Loans	2,269,188	470,659	969,678	36,657	3,746,182

Total interest earning assets	$2,382,263	$669,874	$1,677,151	$436,021	$5,165,309

Interest Bearing Liabilities:
NOW and money market deposit
Accounts	$186,643	$414,936	$121,578	$-	$723,157
Savings deposits	19,248	62,555	336,831	62,555	481,189
Time deposits	808,576	891,316	599,744	3,170	2,302,806
Short-term borrowings	591,463	153,696	488	-	745,647
Long-term borrowings	11,607	9,974	39,546	10,089	71,216
Junior subordinated notes issued
to capital trusts	61,857	-	-	61,669	123,526

Total interest bearing liabilities	$1,679,394	$1,532,477	$1,098,187	$137,483	$4,447,541

Rate sensitive assets (RSA)	$2,382,263	$3,052,137	$4,729,288	$5,165,309	$5,165,309
Rate sensitive liabilities (RSL)	1,679,394	3,211,871	4,310,058	4,447,541	4,447,541
Cumulative GAP	702,869	(159,734)	419,230	717,768	717,768
(GAP=RSA-RSL)
RSA/Total assets	41.65%	53.37%	82.69%	90.32%	90.32%
RSL/Total assets	29.36%	56.16%	75.36%	77.77%	77.77%
GAP/Total assets	12.29%	(2.79) %	7.33%	12.55%	12.55%
GAP/RSA	29.50%	(5.23) %	8.86%	13.90%	13.90%

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

Based on simulation modeling which assumes immediate changes in interest rates at December 31, 2005 and 2004, we believe that our net interest income would change over a one-year period due to changes in interest rates as follows (dollars in thousands):

Immediate	Change in Net Interest Income Over One Year Horizon
Changes in	At December 31, 2005		At December 31, 2004
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$6,770	3.56%	$9,221	5.21%
+ 1.00	4,376	2.30	5,119	2.89
(1.00)	(6,006)	(3.16)	(8,837)	(4.99)
(2.00)	(14,893)	(7.83)	NA	NA

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

Gradual	Change in Net Interest Income Over One Year Horizon
Changes in	At December 31, 2005		At December 31, 2004
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$5,517	2.90%	$6,146	3.47%
+ 1.00	3,674	1.93	3,343	1.89
(1.00)	(4,002)	(2.11)	(6,529)	(3.69)
(2.00)	(9,084)	(4.78)	NA	NA

In both the immediate and gradual interest rate sensitivity tables above, changes in net interest income between December 31, 2005 and December 31, 2004 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities. The tables above do not show an analysis of a decrease of more than 100 basis points as of December 31, 2004, due to the low level of interest rates at the time.

Management also reviews our interest rate sensitivity under certain scenarios in which the general shape of the yield curve changes. One such scenario is a gradual reversion to a normal yield curve, based on the mean value for the appropriate periods on the yield curve. Gradual reversion to a normal yield curve assumes a gradual rise in long-term interest rates for 10 year rates and 30 year rates of 1.78% to 6.72 % and 2.14% to 7.21%, respectively. Under this scenario, our net interest income is projected to increase by $1.5 million.

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

Item 8. Financial Statements and Supplementary Data

MB FINANCIAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

MB FINANCIAL, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their attestation report, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Mitchell Feiger	/s/ Jill E. York
Mitchell Feiger	Jill E. York
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
MB Financial, Inc.
Chicago, Illinois

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MB Financial, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that MB Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, MB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of MB Financial, Inc. and our report dated March 3, 2006 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
MB Financial, Inc.
Chicago, Illinois

We have audited the consolidated balance sheets of MB Financial, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of MB Financial, Inc and Subsidiaries as of and for the year ended December 31, 2003 were audited by other auditors whose report dated February 20, 2004, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MB Financial, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
March 3, 2006

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(Amounts in thousands, except share and per share data)
	2005	2004

ASSETS

Cash and due from banks	$92,001	$88,231
Interest bearing deposits with banks	12,783	17,206
Investment securities available for sale	1,405,844	1,391,444
Loans held for sale	500	372
Loans (net of allowance for loan losses of $44,979 at December 31, 2005 and
$44,266 at December 31, 2004)	3,701,203	3,301,291
Lease investments, net	65,696	69,351
Premises and equipment, net	147,701	113,590
Cash surrender value of life insurance	90,194	86,304
Goodwill, net	125,010	123,628
Other intangibles, net	12,594	13,587
Other assets	65,539	48,971

Total assets	$5,719,065	$5,253,975

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:
Noninterest bearing	$694,548	$673,752
Interest bearing	3,507,152	3,288,260
Total deposits	4,201,700	3,962,012
Short-term borrowings	745,647	571,155
Long-term borrowings	71,216	91,093
Junior subordinated notes issued to capital trusts	123,526	87,443
Accrued expenses and other liabilities	73,563	60,606
Total liabilities	5,215,652	4,772,309

Stockholders' Equity:
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued 28,912,803 shares at December 31, 2005 and 28,867,963 at December 31, 2004)	289	289
Additional paid-in capital	132,794	137,879
Retained earnings	397,814	347,450
Unearned compensation	(2,029)	(1,068)
Accumulated other comprehensive income (loss)	(9,453)	4,421
Less: 453,461 and 201,429 shares of treasury stock, at cost, at December 31, 2005 and December 31, 2004, respectively	(16,002)	(7,305)
Total stockholders' equity	503,413	481,666

Total liabilities and stockholders' equity	$5,719,065	$5,253,975

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2005, 2004 and 2003
(Amounts in thousands, except share and per share data)
	2005	2004	2003

Interest income:
Loans	$236,088	$178,139	$164,480
Investment securities:
Taxable	47,305	43,061	36,933
Nontaxable	10,062	8,166	5,223
Federal funds sold	84	48	215
Other interest bearing deposits	365	100	53
Total interest income	293,904	229,514	206,904

Interest expense:
Deposits	82,256	53,374	53,228
Short-term borrowings	19,982	6,754	4,021
Long-term borrowings and junior subordinated notes	10,280	8,986	8,119
Total interest expense	112,518	69,114	65,368
Net interest income	181,386	160,400	141,536

Provision for loan losses	8,650	7,800	12,756

Net interest income after provision for loan losses	172,736	152,600	128,780

Other income:
Loan service fees	5,194	4,648	5,829
Deposit service fees	19,469	18,727	17,270
Lease financing, net	14,232	15,111	15,049
Brokerage fees	7,924	9,766	8,204
Trust and asset management fees	5,840	5,457	5,180
Net (loss) gain on sale of securities available for sale	(1,531)	(308)	798
Increase in cash surrender value of life insurance	3,890	3,757	3,525
Net gain (loss) on sale of assets	20	3,060	(375)
Gain on sale of bank subsidiary	-	-	3,083
Other operating income	7,391	5,096	6,157
	62,429	65,314	64,720
Other expenses:
Salaries and employee benefits	74,343	68,310	62,078
Occupancy and equipment expense	23,400	21,177	17,379
Computer services expense	5,785	4,913	4,234
Advertising and marketing expense	5,786	5,045	4,115
Professional and legal expense	3,133	2,356	5,045
Brokerage fee expense	3,857	4,651	3,946
Telecommunication expense	3,395	2,888	2,751
Other intangibles amortization expense	993	1,015	1,160
Prepayment fee on Federal Home Loan Bank advances	-	-	1,146
Other operating expenses	18,457	14,792	14,754
Merger expenses	-	-	(720)
	139,149	125,147	115,888

Income before income taxes	96,016	92,767	77,612

Income taxes	29,648	28,338	24,220

Net income	$66,368	$64,429	$53,392

Common share data:
Basic earnings per common share	$2.33	$2.31	$2.00
Diluted earnings per common share	$2.29	$2.25	$1.96
Weighted average common shares outstanding	28,480,909	27,886,191	26,648,265
Diluted weighted average common shares outstanding	28,943,176	28,625,171	27,198,607

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2005, 2004 and 2003
(Amounts in thousands, except share and per share data)
						Accumulated
						Other
			Additional			Comprehensive		Total Stock-
	Comprehensive	Common	Paid-in	Retained	Unearned	Income (Loss),	Treasury	holders'
	Income	Stock	Capital	Earnings	Compensation	Net of Tax	Stock	Equity
Balance at January 1, 2003		$266	$69,442	$255,241	$-	$18,783	$(545)	$343,187
Net income	$53,392			53,392				53,392
Unrealized holding losses on investment securities,
net of tax	(9,495)
Unrealized interest only securities gains arising
during the year, net of tax	114
Reclassification adjustments for gains
included in net income, net of tax	(871)
Other comprehensive loss, net of tax	(10,252)					(10,252)		(10,252)
Comprehensive income	$43,140
Issuance of 9,755 shares of restricted stock, net of
Amortization			259		(198)			61
Issuance of 216 shares of common stock
for employee stock awards		-	-					-
Purchase and retirement of 156 fractional shares			(6)					(6)
Purchase of 109,800 shares of treasury stock							(3,083)	(3,083)
Reissuance of 1,030 shares of treasury stock as
restricted stock			(24)				24	-
Reissuance of 417 shares of treasury stock for
employee stock awards			(10)				10	-
Stock options exercised - issuance of
185,313 shares and reissuance of
74,850 shares of treasury stock		2	2,176				1,743	3,921
Cash dividends declared ($0.44 per share)				(11,727)				(11,727)
Balance at December 31, 2003		$268	$71,837	$296,906	$(198)	$8,531	$(1,851)	$375,493
Net income	$64,429			64,429				64,429
Unrealized holding losses on investment securities,
net of tax	(2,852)
Reclassification adjustment for deferred gain on
interest only securities, net of tax	(1,458)
Reclassification adjustments for losses
included in net income, net of tax	200
Other comprehensive loss, net of tax	(4,110)					(4,110)		(4,110)
Comprehensive income	$60,319
Issuance of 2,021,615 shares of common stock in
business combination		21	66,852					66,873
Issuance of 97 shares of common stock for
employee stock awards		-	-					-
Issuance of 31,397 shares of restricted stock, net of
forfeitures and amortization			1,207		(831)			376
Purchase of 248,000 shares of treasury stock							(8,913)	(8,913)
Reissuance of 1,051 shares of treasury stock as
restricted stock			5		(39)		34	-
Reissuance of 115 shares of treasury stock for
employee stock awards			(4)				4	-
Stock options exercised - issuance of
7,424 shares and reissuance of 102,705
shares of treasury stock			(2,018)				3,421	1,403
Cash dividends declared ($0.50 per share)				(13,885)				(13,885)
Balance at December 31, 2004		$289	$137,879	$347,450	$(1,068)	$4,421	$(7,305)	$481,666

(Continued)

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2005, 2004 and 2003
(Amounts in thousands, except share and per share data)
						Accumulated
						Other
			Additional			Comprehensive		Total Stock-
	Comprehensive	Common	Paid-in	Retained	Unearned	Income (Loss),	Treasury	holders'
	Income	Stock	Capital	Earnings	Compensation	Net of Tax	Stock	Equity
Balance at January 1, 2005		$289	$137,879	$347,450	$(1,068)	$4,421	$(7,305)	$481,666
Net income	$66,368			66,368				66,368
Unrealized holding losses on investment securities,
net of tax	(14,869)
Reclassification adjustments for losses
included in net income, net of tax	995
Other comprehensive loss, net of tax	(13,874)					(13,874)		(13,874)
Comprehensive income	$52,494
Issuance of 44,840 shares of restricted stock, net of
forfeitures and amortization			1,883		(961)			922
Purchase of 609,731 shares of treasury stock							(24,340)	(24,340)
Reissuance of 296 shares of treasury stock for
employee stock awards			1				8	9
Stock options exercised - Reissuance of 448,448
shares of treasury stock			(8,709)				17,375	8,666
Cash dividends declared ($0.56 per share)				(16,004)				(16,004)
Shares of 91,045 held in trust for deferred
compensation plan			1,740				(1,740)	-
Balance at December 31, 2005		$289	$132,794	$397,814	$(2,029)	$(9,453)	$(16,002)	$503,413

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003
(Amounts in Thousands)
	2005	2004	2003
Cash Flows From Operating Activities
Net income	$66,368	$64,429	$53,392
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	35,661	34,007	31,732
Amortization of restricted stock awards	922	376	61
Gain on sales of premises and equipment and leased equipment	(908)	(3,766)	(2,316)
Amortization of other intangibles	993	1,015	1,160
Provision for loan losses	8,650	7,800	12,756
Deferred income tax (benefit) expense	(8,014)	16,868	9,468
Amortization of premiums and discounts on investment securities, net	13,754	14,733	14,422
Net loss (gain) on sale of investment securities available for sale	1,531	308	(798)
Proceeds from sale of loans held for sale	19,753	20,784	117,848
Origination of loans held for sale	(19,579)	(17,062)	(112,314)
Net gain on sale of loans held for sale	(302)	(264)	(984)
Increase in cash surrender value of life insurance	(3,890)	(3,757)	(3,525)
Interest only securities accretion	-	(174)	(287)
Gain on interest only securities pool termination	(1,724)	(874)	(541)
Gain on sale of bank subsidiary	-	-	(3,083)
Increase in other assets	(1,323)	(4,908)	(311)
Increase (decrease) in other liabilities, net	2,058	(20,088)	(15,922)
Net cash provided by operating activities	113,950	109,427	100,758

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	376,976	195,054	93,837
Proceeds from maturities and calls of investment securities available for sale	183,288	222,880	413,382
Purchase of investment securities available for sale	(611,295)	(465,952)	(601,043)
Net increase in loans	(408,562)	(315,396)	(85,459)
Purchases of premises and equipment and leased equipment	(67,471)	(63,881)	(69,683)
Proceeds from sales of premises and equipment and leased equipment	2,981	15,030	8,311
Principal (paid) collected on lease investments	(719)	(261)	3,147
Purchase of bank owned life insurance	-	-	(6,000)
Cash paid, net of cash and cash equivalents in acquisitions	(450)	(30,432)	(23,404)
Cash and cash equivalents sold in sale of bank subsidiary, net of cash proceeds	-	-	(22,158)
Proceeds received from interest only receivables	-	543	804
Net cash used in investing activities	(525,252)	(442,415)	(288,266)

Cash Flows From Financing Activities
Net increase in deposits	239,688	210,070	26,050
Net increase in short-term borrowings	174,492	163,147	186,241
Proceeds from long-term borrowings	12,607	32,925	14,831
Principal paid on long-term borrowings	(32,484)	(44,252)	(39,365)
Proceeds from junior subordinated notes issued to capital trusts	35,000	-	-
Purchase and retirement of common stock	-	-	(6)
Treasury stock transactions, net	(6,957)	(8,913)	(3,083)
Stock options exercised	4,307	1,403	3,921
Dividends paid on common stock	(16,004)	(13,885)	(11,727)
Net cash provided by financing activities	410,649	340,495	176,862

Net (decrease)/increase in cash and cash equivalents	$(653)	$7,507	$(10,646)

Cash and cash equivalents:
Beginning of year	105,437	97,930	108,576

End of year	$104,784	$105,437	$97,930

(continued)

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2005, 2004 and 2003
(Amounts in Thousands)
	2005	2004	2003

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$106,639	$68,053	$66,353
Income taxes paid, net of refunds	17,312	20,130	17,760

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$566	$274	$1,058
Loans securitized transferred to investment securities available for sale	28,754	88,217	-

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$-	$162,077	$178,832
Loans, net	-	295,799	262,439
Lease investments, net	-	-	-
Premises and equipment, net	-	10,305	6,482
Goodwill, net	382	52,335	28,597
Other intangibles, net	-	7,042	5,923
Other assets	-	5,155	7,806
Total noncash assets acquired:	382	532,713	490,079

Liabilities assumed:
Deposits	-	319,907	453,140
Short-term borrowings	-	16,408	-
Long-term borrowings	-	80,956	-
Accrued expenses and other liabilities	-	18,137	13,535
Total liabilities assumed:	-	435,408	466,675
Net noncash assets acquired:	$382	$97,305	$23,404

Cash and cash equivalents acquired	$-	$42,856	$69,696

Stock issuance in lieu of cash paid in acquisition	$-	$66,873	$-

Sale of bank subsidiary

Noncash assets sold:
Investment securities available for sale	$-	$-	$26,512
Loans, net	-	-	27,249
Premises and equipment, net	-	-	439
Goodwill, net	-	-	4,155
Other assets	-	-	1,034
Total non cash assets sold	-	-	59,389

Liabilities sold:
Deposits	-	-	66,720
Short-term borrowings	-	-	17,338
Accrued expenses and other liabilities	-	-	572
Total liabilities sold	-	-	84,630
Net non cash liabilities sold	$-	$-	$25,241

Cash and cash equivalents sold	$-	$-	$38,458
Cash proceeds from sale of bank subsidiary	-	-	16,300
Cash and cash equivalents sold in sale of bank subsidiary, net	$-	$-	$22,158

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

MB Financial Bank N.A., our largest subsidiary, has six wholly owned subsidiaries with significant operating activities: MB Financial Center LLC; MB Financial Community Development Corporation; MBRE Holdings LLC; LaSalle Systems Leasing, Inc.; Vision Investment Services, Inc.(Vision); and Ashland Management LLC.

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

Securities available for sale are reported at fair value with unrealized gains or losses reported as accumulated other comprehensive income, net of the related deferred tax effect. The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. The Company evaluates the portfolio for impairment each quarter. In estimating other-than-temporary losses, the Company considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If a security has been impaired for more than twelve months, and the impairment is deemed material, a write down will occur in that quarter. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the income statement with the security assigned a new cost basis.

Loans held for sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Mortgage loans held for sale are generally sold with mortgage servicing rights retained by the Company.  Gains and losses recognized on mortgage loans held for sale, include the value of the mortgage servicing rights retained by the Company. Mortgage servicing rights are stratified based on the

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

predominant risk characteristics of rates, terms, and the underlying loan types to measure its fair value.  The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

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

Interest income is accrued daily on the Company’s outstanding loan balances. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection.   Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged off are reversed against interest income.

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

Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are charged against the allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss and recovery experience. The allowance for loan losses is based on management’s evaluation of the loan portfolio giving consideration to the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and prevailing economic conditions that may affect the borrower's ability to pay. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the subsidiary banks’ allowances for loan losses, and may require a subsidiary bank to recognize adjustments to its allowance based on their judgments of information available to them at the time of their examinations.

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

Merchant Card Processing: The Company works with merchants in local markets to help process credit card transactions for Master Card and Visa. A third party vender is used to process the corresponding data. The Company records merchant card processing revenue and expense on a gross basis as other operating income and expense. Merchant card processing expense had previously been netted with merchant card processing revenue and recorded as other operating income in periods prior to 2005. The amount of merchant card processing revenue and expense during prior periods is not considered material.

Sale of Maintenance Contracts: LaSalle Business Solutions (LBS) sells third party maintenance to customers. The maintenance is serviced by third party providers, with LBS maintaining no legal obligation under the contract to perform additional services. Revenues are recorded net of cost of sales, as LBS is viewed as an agent under EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, accepting minimal credit risk, maintaining no obligation to perform maintenance under the contracts and having no control over selection of the maintenance supplier.

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

	For the Years ended December 31,
	2005	2004	2003
	$66,368	$64,429	$53,392

Net income, as reported
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	922	376	61
Less: Total stock-based compensation expense determined under fair
value based methods for all awards, net of related tax effects	(2,536)	(1,677)	(886)
Net income, as adjusted	$64,754	$63,128	$52,567

Basic earnings per share, as reported (1)	$2.33	$2.31	$2.00
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	0.03	0.01	-
Less: Total stock-based compensation expense determined under fair
value based methods for all awards, net of related tax effects	(0.09)	(0.06)	(0.03)
Basic earnings per share, as adjusted	$2.27	$2.26	$1.97

Diluted earnings per share, as reported (1)	$2.29	$2.25	$1.96
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	0.03	0.01	-
Less: Total stock-based compensation expense determined under fair
value based methods for all awards, net of related tax effects	(0.09)	(0.06)	(0.03)
Diluted earnings per share, as adjusted	$2.23	$2.20	$1.93

(1) The Company split its common shares three-for-two by paying a 50% stock dividend in December 2003. All common share data has been adjusted to reflect the dividend.

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option-pricing model, with the following weighted-average assumptions for December 31, 2005, 2004 and 2003, respectively; risk-free interest rate of 4.3%, 4.7% and 3.6% and an expected price volatility of 22%, 30% and 34%. Weighted average assumptions were 1.2% for the dividend rate in 2005, 1.3% in 2004 and 1.8% for 2003. Weighted average assumption for expected life was 6 years in 2005, and 7 years in 2004 and 2003. See “Recent accounting pronouncement” section below for future changes to the Company’s application of SFAS No. 123.

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

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

Earnings per common share: Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per common share have been computed for the years ended December 31, 2005, 2004 and 2003 based on the following (dollars in thousands):

	2005	2004	2003

Net income	$66,368	$64,429	$53,392
Weighted average common shares outstanding (1)	28,480,909	27,886,191	26,648,265
Effect of dilutive options (1)	462,267	738,980	550,342
Weighted average common shares outstanding used to calculate
diluted earnings per common share (1)	28,943,176	28,625,171	27,198,607

Basic earnings per common share	$2.33	$2.31	$2.00
Diluted earnings per common share	2.29	2.25	1.96

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

Recent accounting pronouncements: In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is an Amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for by both public and non-public companies. For public companies, the cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period. Tax benefits will be recognized related to the cost for share-based payments to the extent the equity instrument would ordinarily result in a future tax deduction under existing law. Tax expense will be recognized to write off excess deferred tax assets when the tax deduction upon settlement of a vested option is less than the expense recorded in the statement of operations (to the extent not offset by prior tax credits for settlements where the tax deduction was greater than the fair value cost).

The changes in accounting will replace existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and will eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans, would remain unchanged. See Note 19 below for the Company’s current application of SFAS No. 123.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

On April 14, 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Under SFAS No. 123R, the Company would have been required to implement the standard as of the beginning of the first interim period that begins after June 15, 2005. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year (beginning January 1, 2006, in the case of the Company). The SEC’s new rule does not change the accounting required by SFAS No. 123R; it changes only the dates for compliance with the standard. As of December 31, 2005 the Company plans to continue issuing stock options. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, which requires the Company to expense stock-based compensation expense. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financial cash flow rather than as operating cash flow as was previously required. We cannot estimate what the future expense and tax benefits will be as the amounts depend on, among other factors, future employee stock option grants and exercises.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which is an Amendment of FASB Statement Nos. 133 and 140. This Statement resolves issues addressed in Statement 133 Implementation of Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not believe that the adoption of SFAS No. 155 will have a material impact on the Company’s financial statements.

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

During the second quarter of 2005, LaSalle, which was the owner of 60% of LaSalle Business Solutions (LBS), purchased from the minority owners the remaining 40% of LBS. LBS specializes in selling and administering third party equipment maintenance contracts. Cash of approximately $450 thousand was paid to complete the transaction. The transaction generated approximately $382 thousand in goodwill.

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

Pro forma results of operation for First SecurityFed for the years ended December 31, 2004, and 2003, respectively, are not included as First SecurityFed would not have had a material impact on the Company’s financial statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Business Combinations and Dispositions (Continued)

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

Pro forma results of operation for South Holland for the years ended December 31, 2003, are not included, as South Holland would not have had a material impact on the Company’s financial statements.

Disposition. On May 6, 2003, the Company completed its sale of Abrams Centre Bancshares, Inc. and its subsidiary, Abrams Centre National Bank (Abrams) for $16.3 million in cash. The sale resulted in a $3.1 million gain for the Company in the second quarter of 2003. As of the sale date, Abrams had approximately $98.4 million in assets.

Note 3. Restrictions on Cash and Due From Banks

The subsidiary banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $19.9 million and $16.9 million at December 31, 2005 and 2004, respectively.

Note 4. Investment Securities

Carrying amounts and fair values of investment securities available for sale are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for sale	Cost	Gains	Losses	Value

December 31, 2005:

U.S. Treasury securities	$13,597	$16	$(63)	$13,550
U.S. Government agencies	335,032	99	(2,861)	332,270
States and political subdivisions	295,033	1,627	(2,954)	293,706
Mortgage-backed securities	652,428	1,301	(11,153)	642,576
Corporate bonds	60,046	151	(754)	59,443
Equity securities	64,253	97	(51)	64,299
Debt securities issued by foreign governments	-	-	-	-

Totals	$1,420,389	$3,291	$(17,836)	$1,405,844

December 31, 2004:

U.S. Treasury securities	$23,212	$526	$-	$23,738
U.S. Government agencies	319,708	4,298	(203)	323,803
States and political subdivisions	251,846	3,885	(722)	255,009
Mortgage-backed securities	670,867	4,244	(7,785)	667,326
Corporate bonds	41,082	2,371	(40)	43,413
Equity securities	77,403	233	(6)	77,630
Debt securities issued by foreign governments	525	-	-	525

Totals	$1,384,643	$15,557	$(8,756)	$1,391,444

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investment Securities (Continued)

Unrealized losses on investment securities available for sale and the fair value of the related securities at December 31, 2005 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2005:

U.S. Treasury securities	$7,450	$(63)	$-	$-	$7,450	$(63)
U.S. Government agencies	214,602	(2,350)	16,990	(511)	231,592	(2,861)
States and political subdivisions	163,478	(2,259)	23,031	(695)	186,509	(2,954)
Mortgage-backed securities	278,871	(2,908)	271,379	(8,245)	550,250	(11,153)
Corporate bonds	46,456	(536)	6,750	(218)	53,206	(754)
Equity securities	6,150	(51)	-	-	6,150	(51)
Totals	$717,007	$(8,167)	$318,150	$(9,669)	$1,035,157	$(17,836)

Unrealized losses on investment securities available for sale and the fair value of the related securities at December 31, 2004 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2004:

U.S. Government securities	$19,557	$(203)	$-	$-	$19,557	$(203)
States and political subdivisions	19,905	(315)	10,953	(407)	30,858	(722)
Mortgage-backed securities	219,925	(3,179)	169,903	(4,606)	389,828	(7,785)
Corporate bonds	4,974	(40)	-	-	4,974	(40)
Equity securities	509	(6)	-	-	509	(6)
Totals	$264,870	$(3,743)	$180,856	$(5,013)	$445,726	$(8,756)

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2005 was 698 compared to 204 at December 31, 2004. All securities with unrealized losses are reviewed by management at least quarterly to determine whether the unrealized losses are other-than-temporary. Unrealized losses in the portfolio at December 31, 2005 resulted from increases in market interest rates and not from deterioration in the creditworthiness of the issuer. Since the Company has the ability and intent to hold these securities until market price recovery or maturity, these investment securities are not considered other-than-temporarily impaired.

Realized net (losses) gains on sale of investment securities available for sale are summarized as follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003

Realized gains	$2,657	$1,501	$2,395
Realized losses	(4,188)	(1,809)	(1,597)
Net (losses) gains	$(1,531)	$(308)	$798

The amortized cost and fair value of investment securities available for sale as of December 31, 2005 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investment Securities (Continued)

	Amortized	Fair
(In thousands)	Cost	Value

Due in one year or less	$87,483	$87,412
Due after one year through five years	383,596	379,732
Due after five years through ten years	150,155	149,047
Due after ten years	82,474	82,778
Equity securities	64,253	64,299
Mortgage-backed securities	652,428	642,576

Totals	$1,420,389	$1,405,844

Investment securities available for sale with carrying amounts of $781.5 million and $612.5 million at December 31, 2005 and 2004, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 5. Loans

Loans consist of the following at (in thousands):
	December 31,
	2005	2004

Commercial loans	$833,046	$725,823
Commercial loans collateralized by assignment of lease payments	299,053	251,025
Commercial real estate	1,456,585	1,263,910
Residential real estate	387,167	436,122
Construction real estate	521,434	402,765
Consumer loans	248,897	265,912

Gross loans (1)	3,746,182	3,345,557
Allowance for loan losses	(44,979)	(44,266)

Loans, net	$3,701,203	$3,301,291

(1) Gross loan balances at December 31, 2005 and 2004 are net of unearned income, including net deferred loan fees of $3.6 million, and $4.2 million respectively.

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

Non-accrual loans and loans past due ninety days or more were $21.2 million and $23.7 million at December 31, 2005 and 2004, respectively. The reduction in interest income associated with loans on non-accrual status was approximately $3.1 million, $1.5 million, and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Loans (Continued)

Information about impaired loans as of and for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	December 31,
	2005	2004	2003

Loans for which there were related allowance for loan losses	$14,802	$17,371	$13,780
Other impaired loans	451	-	459

Total impaired loans	$15,253	$17,371	$14,239

Average monthly balance of impaired loans	$16,438	$17,692	$20,629
Related allowance for loan losses	5,046	6,504	4,133
Interest income recognized on a cash basis	1,498	477	458

Activity in the allowance for loan losses was as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Balance, beginning of year	$44,266	$39,572	$33,890
Additions from acquisitions	-	4,052	3,563
Allowance related to bank subsidiary sold	-	-	(528)
Provision for loan losses	8,650	7,800	12,756
Charge-offs	(10,183)	(9,994)	(14,924)
Recoveries	2,246	2,836	4,815
Net charge-offs	(7,937)	(7,158)	(10,109)
Balance, end of year	$44,979	$44,266	$39,572

Loans outstanding to executive officers and directors of the Company, including companies in which they have management control or beneficial ownership, at December 31, 2005 and 2004, were approximately $25.9 million and $32.8 million, respectively. In the opinion of management, these loans have similar terms to other customer loans and do not present more than normal risk of collection. An analysis of the activity related to these loans for the year ended December 31, 2005 is as follows (in thousands):

Balance, beginning of year	$32,796
Additions	7,026
Principal payments and other reductions	(13,903)

Balance, end of year	$25,919

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, including computer systems and satellite equipment, material handling and general manufacturing equipment. The credit quality of the lessee is often an investment grade public debt rating by Moody’s or Standard & Poors, or the equivalent as determined by us, and occasionally below investment grade.

Lease investments by categories follow (in thousands):

	December 31,
	2005	2004

Direct finance leases:
Minimum lease payments	$40,264	$34,330
Estimated unguaranteed residual values	4,801	3,744
Less: unearned income	(3,540)	(3,175)
Direct finance leases (1)	$41,525	$34,899

Leveraged leases:
Minimum lease payments	$36,109	$39,570
Estimated unguaranteed residual values	4,051	3,037
Less: unearned income	(2,649)	(2,962)
Less: related non-recourse debt	(34,018)	(37,300)
Leveraged leases (1)	$3,493	$2,345

Operating leases:
Equipment, at cost	$127,815	$133,918
Less accumulated depreciation	(62,119)	(64,567)
Lease investments, net	$65,696	$69,351

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment. The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $10.6 million at December 31, 2005 and $14.5 million at December 31, 2004.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Lease Investments (Continued)

The minimum lease payments receivable for the various categories of leases are due as follows (in thousands) for the years ending December 31,

	Direct Finance	Leveraged	Operating
Year	Leases	Leases	Leases	Total

2006	$21,223	$21,387	$25,525	$68,135
2007	13,110	10,396	13,485	36,991
2008	4,917	3,419	7,050	15,386
2009	630	702	3,036	4,368
2010	201	205	781	1,187
2011 & Thereafter	183	-	25	208
	$40,264	$36,109	$49,902	$126,275

Income from lease investments is composed of (in thousands):

	Years Ended December 31,
	2005	2004	2003

Rental income on operating leases	$37,319	$37,618	$36,638
LaSalle Business Solutions revenue	22,466	19,215	9,962
Gain on sale of leased equipment	2,639	3,017	3,589

Income on lease investments, gross	62,424	59,850	50,189
Less:
Write down of residual value of equipment	(654)	(576)	(301)
LaSalle Business Solutions cost of sales	(20,334)	(17,365)	(9,258)
Depreciation on operating leases	(27,204)	(26,798)	(25,581)

Income from lease investments, net	$14,232	$15,111	$15,049

LaSalle Business Solutions (LBS) revenue represents the gross amount of revenue paid to LBS for maintenance contracts sold to customers. The maintenance contracts are serviced by third parties, with LBS maintaining no obligations under the contract. The cost of sales is the amount paid by LBS to the third party maintenance provider. Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit. Individual lease transactions can, however, result in a loss. This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment. To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate. Often times, there are several individual lease schedules under one master lease. There were 1,459 leases at December 31, 2005 compared to 1,442 at December 31, 2004. The average residual value per lease schedule was approximately $20 thousand at December 31, 2005 and $18 thousand at December 31, 2004. The average residual value per master lease schedule was approximately $172 thousand at December 31, 2005 and $173 thousand at December 31, 2004.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Lease Investments (Continued)

At December 31, 2005, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term	Direct
	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total

2006	$897	$804	$7,347	$9,048
2007	2,001	1,315	5,094	8,410
2008	1,557	1,369	3,933	6,859
2009	221	302	2,100	2,623
2010	66	261	1,998	2,325
2011 & Thereafter	59	-	143	202
	$4,801	$4,051	$20,615	$29,467

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.

Note 7. Premises and Equipment

Premises and equipment consist of (in thousands):

	December 31,
	2005	2004

Land and land improvements	$39,674	$24,529
Buildings	71,066	61,941
Furniture and equipment	45,240	33,533
Buildings and leasehold improvements	32,073	25,553
	188,053	145,556
Accumulated depreciation	(40,352)	(31,966)

Premises and equipment, net	$147,701	$113,590

Depreciation on premises and equipment totaled $8.5 million, $6.8 million and $6.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company purchased the land at the Company’s operations center in Rosemont, Illinois, for $14.2 million in July 2005. The land had previously been leased in conjunction with the purchase of the Rosemont building. The Company acquired the new operations center in Rosemont for $19.3 million during the third quarter of 2003. The Company began occupancy of the new location starting in the fourth quarter of 2004. Approximately $9.1 million in building improvements were incurred for the new operations center during the year ended December 31, 2004.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Premises and Equipment (Continued)

As of December 31, 2005, the Company had approximately $1.1 million in capital expenditure commitments outstanding which relate to various projects to build new branches or renovate existing branches. The Company completed the new headquarters building at 800 West Madison Street, Chicago, Illinois during 2005. As of December 31, 2004, the Company had approximately $9.0 million in capital expenditure commitments outstanding which related to a new headquarters building.

In December 2004, the Company sold two branch offices with a total net book value of $5.6 million resulting in a total net gain of $4.2 million for the year ended December 31, 2004.

Note 8. Goodwill and Intangibles

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is no longer subject to amortization, but instead is subject to at least annual assessments for impairment by applying a fair-value based test. SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. No impairment losses on goodwill or other intangibles were incurred in 2005, 2004, and 2003.

The following table presents the changes in the carrying amount of goodwill (in thousands):

	December 31,
	2005	2004

Balance at beginning of period	$123,628	$70,293
Goodwill from business combinations (1)	1,382	53,335
Balance at end of period	$125,010	$123,628

(1)
The purchase price of the LaSalle Systems Leasing, Inc. in August of 2002 included a $4.0 million deferred payment tied to LaSalle’s operating results for a four year period subsequent to the acquisition date. The transaction generated approximately $3.7 million in goodwill which includes a $1.0 million dollar adjustment made in both 2005 and 2004 for deferred payments.

Goodwill increased during the second quarter of 2005 as a result of LaSalle purchasing the remaining 40% of LaSalle Business Solutions (LBS) from the minority owners, which was previously 60% owned by LaSalle. LBS specializes in selling and administering third party equipment maintenance contracts. Cash of approximately $450 thousand was paid to complete the transaction, generating $382 thousand of goodwill.

The Company has other intangible assets consisting of core deposit intangibles with a weighted average amortization period of approximately fifteen years. The following table presents the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value as of December 31, 2005 and December 31, 2004 (in thousands):

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Goodwill and Intangibles (Continued)

	December 31,
	2005	2004

Balance at beginning of period	$13,587	$7,560
Amortization expense	(993)	(1,015)
Other intangibles from business combinations	-	7,042
Balance at end of period	$12,594	$13,587

Gross carrying amount	$29,261	$29,261
Accumulated amortization	(16,667)	(15,674)
Net book value	$12,594	$13,587

The following presents the estimated amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount

2006	$939
2007	749
2008	945
2009	1,181
2010	1,315
Thereafter	7,465
$12,594

Note 9. Deposits

The composition of deposits is as follows (in thousands):

	December 31,
	2005	2004

Demand deposits, noninterest bearing	$694,548	$673,752
NOW and money market accounts	723,157	816,580
Savings deposits	481,189	535,341
Time certificates, $100,000 or more	1,252,034	871,378
Other time certificates	1,050,772	1,064,961

Total	$4,201,700	$3,962,012

Time certificates of $100,000 or more included $614.8 million and $272.3 million of brokered deposits at December 31, 2005 and 2004, respectively. Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $100,000 or more. Other time certificates consist of time certificates that the customer has the option to increase the principal balance and maintain the original interest rate.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Deposits (Continued)

At December 31, 2005, the scheduled maturities of time certificates are as follows (in thousands):

2006	$1,474,456
2007	481,049
2008	115,375
2009	54,067
2010	36,535
Thereafter	141,324
$2,302,806

Note 10.    Short-Term Borrowings

Short-term borrowings are summarized as follows as of December 31, 2005 and 2004 (dollars in thousands):

	December 31,
	2005		2004
	Weighted Average Cost	Amount	Weighted Average Cost	Amount
Federal funds purchased	4.46%	$30,600	-%	$-
Securities sold under agreements to repurchase:
Customer repurchase agreements	2.47	196,024	1.35	161,561
Company repurchase agreements	4.35	281,305	2.39	172,375
Federal Home Loan Bank advances	4.43	237,718	2.20	237,219
	3.89%	$745,647	2.02%	$571,155

Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling securities or investment grade lease loans to another party under a simultaneous agreement to repurchase the same securities or lease loans at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. Securities sold under agreements to repurchase totaled $477.3 million and $333.9 million at December 31, 2005 and 2004, respectively.

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $192.7 million in fixed rate advances and a $45.0 million overnight advance at December 31, 2005 and $217.2 million in fixed rate advances and a $20.0 million overnight advance at December 31, 2004. At December 31, 2005, fixed rate advances had effective interest rates, net of purchase accounting adjustments, ranging from 2.29% to 4.62% and are subject to a prepayment fee. The $45.0 million overnight advance has a variable interest rate that reprices daily based on Federal Home Loan Bank’s open line rate. At December 31, 2005, the advances had maturities ranging from January 2006 to October 2006.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans with unpaid principal balances aggregating no less than 133% of the outstanding secured advances from the Federal Home Loan Bank.

The Company has a $30 million correspondent bank line of credit which has certain debt covenants that require the Company to maintain “Well Capitalized” capital ratios, to have no other debt except in the usual course of business,

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Short-term Borrowings (Continued)

and requires the Company to maintain minimum financial ratios on return on assets and earnings as well as maintain minimum financial ratios related to the loan loss allowance. The Company was in compliance with such debt covenants as of December 31, 2005. The correspondent bank line of credit is secured by the stock of MB Financial Bank, and its terms are renewed annually. As of December 31, 2005 and 2004, respectively, no balances were outstanding on the correspondent bank line of credit.

Note 11.    Long-term Borrowings

The Company had Federal Home Loan Bank advances with maturities greater than one year of $53.6 million and $76.6 million at December 31, 2005 and 2004, respectively. As of December 31, 2005, the advances had fixed terms with effective interest rates, net of purchase accounting adjustments, ranging from 2.06% to 5.87%.

During 2003, the Company incurred a $1.1 million prepayment fee on Federal Home Loan Bank advances due to the early payoff of $8.1 million in long-term advances. No prepayments were made during the year-ended December 31, 2004 or 2005.

The Company had notes payable to banks totaling $10.6 million and $14.5 million at December 31, 2005 and 2004, respectively, which as of December 31, 2005, were accruing interest at rates ranging from 3.90% to 7.75%. Lease investments includes equipment with an amortized cost of $14.7 million and $18.0 million at December 31, 2005 and 2004, respectively, that is pledged as collateral on these notes.

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

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2006	$8,357
2007	18,543
2008	21,086
2009	1,079
2010	829
Thereafter	21,322
$71,216

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2005 (in thousands):

	MB Financial Capital Trust II	MB Financial Capital Trust I	Coal City Capital Trust I

Junior Subordinated Notes:
Principal balance	$ 36,083	$ 61,669	$ 25,774
Annual interest rate	3-mo LIBOR + 1.40%	8.60%	3-mo LIBOR + 1.80%
Stated maturity date	September 15, 2035	September 30, 2032	September 1, 2028
Call date	September 15, 2010	September 30, 2007	September 1, 2008

Trust Preferred Securities:
Face value	$ 35,000	$ 59,800	$ 25,000
Annual distribution rate	3-mo LIBOR + 1.40%	8.60%	3-mo LIBOR + 1.80%
Issuance date	August 2005	August 2002	July 1998
Distribution dates (1)	Quarterly	Quarterly	Quarterly
(1)	All cash distributions are cumulative.

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption on a date no earlier than September 15, 2010 for MB Financial Capital Trust II, September 30, 2007 for MB Financial Capital Trust I and September 1, 2008 for Coal City Capital Trust I. Prior to these respective redemption dates, the junior subordinated notes may be redeemed by the Company (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in a trust being treated as an investment company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes. The Company’s obligation under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust. The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above. During any such deferral period the Company may not pay cash dividends on its common stock and generally may not repurchase its common stock.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Lease Commitments and Rental Expense

The Company leases office space for certain branch offices. The future minimum annual rental commitments for these noncancelable leases and subleases of such space excluding the deferred gain are as follows (in thousands):

	Gross	Sublease	Net
Year	Rents	Rents	Rents
2006	$2,878	$460	$2,418
2007	2,781	690	2,091
2008	2,127	711	1,416
2009	1,851	732	1,119
2010	1,124	754	370
Thereafter	10,827	2,280	8,547
	$21,588	$5,627	$15,961

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes. Certain leases also provide for increased rental payments based on increases in the Consumer Price Index.

The Company entered into a long-term land lease with the purchase of its operations center in Rosemont, Illinois during the third quarter of 2003. The Company subsequently purchased the land for $14.2 million in July 2005, terminating the previous land lease.

Net rental expense for the years ended December 31, 2005, 2004 and 2003 amounted to $3.4 million, $2.1 million and $1.9 million, respectively.

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

Each participant is eligible for a Company matching contribution equal to 100% of their contributions up to 2% of their compensation plus 50% of each additional participant contribution up to 2% of their compensation, resulting in a maximum total Company matching contribution of 3%.  Additionally, the Company may make annual discretionary profit sharing contributions. The contributions for profit sharing equaled 4% of total compensation for the years ended December 31, 2005, 2004 and 2003, respectively.  The Company's total contributions to the plan, for the years ended December 31, 2005, 2004 and 2003, were approximately $3.0 million, $2.9 million, $2.5 million, respectively.

The Company has deferred compensation plans that allow eligible executives, senior officers and certain other employees and Directors to defer payment of up 100% of their base salary and bonus in the case of employees and board fees in the case of directors. Contributions to these plans were approximately $188 thousand, $170 thousand, $151 thousand for the years ended December 31, 2005, 2004 and 2003, respectively. The amounts deferred are invested in MB Financial stock or other publicly traded mutual funds at the discretion of the participant. The cost of the MB Financial common stock held by MB Financial’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital. The amounts of the assets that are not invested in MB Financial common stock are recorded at their fair market value in other assets on the consolidated balance sheet. As of December 31, 2005, the fair value of the assets held in other publicly traded funds totaled $4.9 million. A liability is established, in other liabilities, in the consolidated balance sheet, for the fair

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Employee Benefits Plan (Continued)

value of the obligation to the participants. Any increase or decrease in the fair market value of plan assets is recorded in other non-interest income on the consolidated statement of income. Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the consolidated statement of income. The increase in fair market value of the assets and the obligation related to the deferred compensation plan was $170 thousand for the year ended December 31, 2005.

Note 15. Income Taxes

The deferred taxes consist of (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Allowance for loan losses	$15,743	$15,390
Lease investments	471	-
Deferred compensation	2,753	2,719
Merger and non-compete accrual	873	418
Federal net operating loss carryforwards	2,547	2,991
State net operating loss carryforwards	1,400	1,500
Other items	1,767	1,916
Total deferred tax asset	25,554	24,934
Valuation allowance	(1,400)	(1,500)
Total deferred tax asset, net of valuation allowance	24,154	23,434

Deferred tax liabilities:
Securities discount accretion	(130)	(119)
Loans	(154)	(450)
Lease investments	-	(397)
Premises and equipment	(22,616)	(30,058)
Core deposit intangible	(4,408)	(4,755)
Federal Home Loan Bank stock dividends	(4,235)	(3,184)
Other items	(743)	(617)
Total deferred tax liabilities	(32,286)	(39,580)
Net deferred tax liability	(8,132)	(16,146)
Net unrealized holding gain (loss) on securities available for sale	5,090	(2,380)
Net deferred tax liability	$(3,042)	$(18,526)

Management has evaluated the probability of deferred tax assets not being realized, and determined that state taxable income in future years may not be adequate to utilize the net operating loss carryforwards due primarily to certain tax strategies implemented by the Company. Accordingly, the Company has established a valuation allowance of $1.4 million at December 31, 2005.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Income Taxes (Continued)

The Company’s state net operating loss carryforwards totaled approximately $30.5 million at December 31, 2005 and expire beginning in 2007 through 2021. The Company’s Federal net operating loss carryforwards totaled approximately $7.3 million at December 31, 2005 and expire in 2012 through 2019.

Income taxes consist of (in thousands):

	Years Ended December 31,
	2005	2004	2003

Current expense:
Federal	$37,104	$11,191	$14,527
State	558	279	225
	37,662	11,470	14,752
Deferred expense (benefit)	(8,014)	16,868	9,468

	$29,648	$28,338	$24,220

The reconciliation between the statutory federal income tax rate of 35% and the effective tax rate on consolidated income follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Federal income tax at expected statutory rate	$33,606	$32,469	$27,164
Increase (decrease) due to:
Nondeductible merger expenses	-	276	214
Tax exempt income, net	(3,179)	(2,691)	(1,728)
Nonincludable increase in cash surrender value of life insurance	(1,361)	(1,315)	(1,234)
Sale of bank subsidiary	-	-	(974)
State tax, net of federal benefit	363	98	146
Other items, net	219	(499)	632

Income tax expense	$29,648	$28,338	$24,220

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

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Commitments and Contingencies (Continued)

At December 31, 2005 and 2004, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contract Amount
	2005	2004
Commitments to extend credit:
Home equity lines	$194,579	$178,758
Other commitments	913,142	790,159

Letters of credit:
Standby	76,651	71,427
Commercial	32,781	6,518

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years. These letters of credit may also be extended or amended from time to time depending on the bank customer's needs. As of December 31, 2005, the maximum remaining term for any standby letter of credit was December 13, 2010. A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At December 31, 2005, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $31.5 million to $109.4 million from $77.9 million at December 31, 2004. Of the $109.4 million in commitments outstanding at December 31, 2005, approximately $50.1 million of the letters of credit have been issued or renewed since December 31, 2004. The Company had a $982 thousand liability recorded as of December 31, 2005 relating to these commitments.

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

As of December 31, 2005, the Company had approximately $1.1 million in capital expenditure commitments outstanding which relate to various projects to build new branches or renovate existing branches.

Note 17. Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes the Company and its subsidiary banks meet all capital adequacy requirements to which they are subject as of December 31, 2005 and 2004.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the subsidiary banks as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the subsidiary banks must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well-capitalized column in the table below. There are no conditions or events since that notification that management believes have changed the subsidiary banks’ categories.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Regulatory Matters (Continued)

The required and actual amounts and ratios for the Company and its subsidiary banks are presented below (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2005
Total capital (to risk-weighted assets):
Consolidated	$551,451	12.83%	$343,942	8.00%	$	N/A	N/A	%
MB Financial Bank	483,468	12.11	319,337	8.00		399,171	10.00
Union Bank	38,722	12.86	24,083	8.00		30,104	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	499,472	11.62	171,971	4.00		N/A	N/A
MB Financial Bank	441,178	11.05	159,669	4.00		239,503	6.00
Union Bank	29,033	9.64	12,042	4.00		18,062	6.00
Tier 1 capital (to average assets):
Consolidated	499,472	9.02	221,439	4.00		N/A	N/A
MB Financial Bank	441,178	8.56	206,052	4.00		257,566	5.00
Union Bank	29,033	7.58	15,329	4.00		19,161	5.00

As of December 31, 2004
Total capital (to risk-weighted assets):
Consolidated	$473,852	12.46%	$304,210	8.00%	$	N/A	N/A	%
MB Financial Bank	445,737	12.45	286,407	8.00		358,009	10.00
Union Bank	28,435	13.10	17,366	8.00		21,708	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	429,586	11.30	152,105	4.00		N/A	N/A
MB Financial Bank	403,483	11.27	143,203	4.00		214,805	6.00
Union Bank	26,424	12.17	8,683	4.00		13,025	6.00
Tier 1 capital (to average assets):
Consolidated	429,586	8.56	200,671	4.00		N/A	N/A
MB Financial Bank	403,483	8.61	187,555	4.00		234,444	5.00
Union Bank	26,424	8.14	12,977	4.00		16,222	5.00

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

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Fair Values of Financial Instruments (Continued)

The estimated fair values of financial instruments are as follows (in thousands):

	December 31,
	2005		2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and due from banks	$92,001	$92,001	$88,231	$88,231
Interest bearing deposits with banks	12,783	12,777	17,206	17,198
Investment securities available for sale	1,405,844	1,405,844	1,391,444	1,391,444
Loans held for sale	500	500	372	372
Loans, net	3,701,203	3,711,153	3,301,291	3,329,398
Accrued interest receivable	29,116	29,116	23,537	23,537
Interest rate swap contracts	(4,652)	(4,652)	(292)	(292)

Financial Liabilities
Non-interest bearing deposits	694,548	694,548	673,752	673,752
Interest bearing deposits	3,507,152	3,490,016	3,288,260	3,289,144
Short-term borrowings	745,647	745,202	571,155	570,758
Long-term borrowings	71,216	69,885	91,093	91,215
Junior subordinated notes issued to capital trusts	123,526	122,567	87,443	91,147
Accrued interest payable	14,277	14,277	8,312	8,312

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	-	669	-	392

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

Outstanding options under the Omnibus Plan and the 1995 Plan were 1,815,300 and 1,923,597 as of December 31, 2005 and 2004, respectively. As of December 31, 2005 there were no options remaining outstanding related to the 1995 plan. Substantially all of the outstanding options vest after a period of four years from their grant date. Another 55,053 and 118,911 options remained outstanding at December 31, 2005 and 2004 respectively, related to the First SecurityFed option plan. There were no stock appreciation rights outstanding as of December 31, 2005 and 2004.

Other pertinent information related to the options is as follows:

	December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,042,508	$19.61	1,823,156	$16.86	1,683,854	$13.46
Assumed in business combination	-	-	118,911	16.15	-	-
Granted	337,556	41.18	263,494	36.53	445,982	26.67
Exercised	448,448	10.87	110,133	9.41	260,163	10.90
Forfeited	61,263	29.03	52,920	22.47	46,517	20.88
Outstanding at end of year	1,870,353	$25.29	2,042,508	$19.61	1,823,156	$16.86

Exercisable at end of year	624,908	$14.90	854,270	$11.67	808,849	$9.70

Weighted average fair value per
option of options granted
during the year	$10.31		$9.55		$6.76

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Stock Option Plans (Continued)

The following table presents certain information with respect to outstanding and exercisable stock options:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
	Number	Remaining	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life (yrs)	Price	Exercisable	Price

$7.43 - $15.77	325,473	3.46	$9.20	325,473	$9.20
$16.89 - $20.21	250,931	4.94	17.29	227,539	17.00
$21.21	342,600	6.55	21.21	-	-
$23.37 - $26.89	394,973	7.28	26.71	21,173	23.93
$34.16 - $39.97	256,828	6.31	36.52	37,779	37.13
$41.51 - $42.70	299,548	9.31	42.65	12,944	41.51
	1,870,353	6.36	$25.29	624,908	$14.90

Shares exercised pertaining to the 1995 plan were 174,666, 8,250 and 2,250 during 2005, 2004, and 2003 respectively. Options outstanding pertaining to the 1995 Plan were 0, 174,666, and 182,916 at December 31, 2005, 2004 and 2003, respectively.

The Company also grants restricted shares to select officers within the organization and directors who elect to receive restricted stock in lieu of cash for directors’ fees.  These restricted shares vest over a one to three year period.  Holders of restricted shares are entitled to receive cash dividends paid to the Company’s common stockholders and have the right to vote the restricted shares prior to vesting.  Compensation expense for the restricted shares equals the market price of the related stock at the date of grant and is amortized on a straight-line basis over the vesting period.  In 2005, 2004, and 2003, 48,357, 34,675, and 10,785 restricted shares were granted, with a weighted-average grant-date per share fair value of $39.65, $36.79, and $27.43, respectively.  There were 80,018, 40,937, and 10,785 restricted shares outstanding at December 31, 2005, 2004, and 2003, respectively. The Company recognized $922 thousand and $376 thousand in compensation expense related to the restricted stock grants during 2005 and 2004, respectively.

Note 20. Derivative Financial Instruments

The Company uses interest rate swaps to hedge its interest rate risk. The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $28.6 million and $218.9 million, respectively, at December 31, 2005. For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense. When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts. The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income. The net amount receivable (payable) for the year ended December 31, 2005 and 2004 was approximately $1.3 million and $361 thousand, respectively. The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases collateral is required from the

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Derivative Financial Instruments (Continued)

counterparties involved if the net value of the swaps exceeds a nominal amount. At December 31, 2005, the Company's credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of December 31, 2005 and 2004 (dollars in thousands):
	December 31, 2005					December 31, 2004
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value
Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$28,553	$837	5.4	6.40%	5.96%	$28,965	$108
Receive fixed/pay variable swaps (2)	218,851	(5,454)	6.3	4.59%	3.72%	75,000	(400)

Non-hedging derivative instruments (3):
Pay fixed/receive variable swaps	33,932	(603)	7.4	6.17%	6.24%	3,541	102
Pay variable/receive fixed swaps	35,081	568	7.4	6.19%	6.09%	3,541	(102)
Total portfolio swaps	$316,417	$(4,652)	6.4	5.10%	4.46%	$111,047	$(292)
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

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Condensed Parent Company Financial Information

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

Balance Sheets
(In thousands)
	December 31,
	2005	2004
Assets
Cash	$27,909	$558
Investments in subsidiaries	593,953	566,786
Other assets	8,876	7,248

Total assets	$630,738	$574,592

Liabilities and Stockholders' Equity
Junior subordinated notes issued to capital trusts	123,526	87,443
Other liabilities	3,799	5,483
Stockholders' equity	503,413	481,666

Total liabilities and stockholders' equity	$630,738	$574,592

Statements of Income
(In thousands)

	Years Ended December 31,
	2005	2004	2003

Dividends from subsidiaries	$32,000	$73,000	$51,000
Interest and other income	507	532	3,473
Interest and other expense	(9,422)	(7,928)	(8,299)
Income before income tax benefit and
equity in undistributed net income of subsidiaries	23,085	65,604	46,174
Income tax benefit	(3,119)	(2,588)	(1,690)
Income before equity in undistributed net
income of subsidiaries	26,204	68,192	47,864
Equity in undistributed net income of subsidiaries	40,164	(3,763)	5,528

Net income	$66,368	$64,429	$53,392

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Condensed Parent Company Financial Information (Continued)

Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2005	2004	2003

Cash Flows From Operating Activities
Net income	$66,368	$64,429	$53,392
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of restricted stock awards	922	376	61
Net gains on sale of investment securities available for sale	(72)	-	(82)
Net gains on sale of bank subsidiary	-	-	(3,083)
Equity in undistributed net income of subsidiaries	(40,164)	3,763	(5,528)
Change in other assets and other liabilities	(14,807)	(10,546)	(3,038)
Net cash provided by operating activities	12,247	58,022	41,722

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	-	8,029	1,525
Investments in and advances to subsidiaries	(500)	-	-
Proceeds from sale of bank subsidiary, net	-	-	16,300
Cash paid, Loans Purchased	(377)	-	-
Cash paid for acquisitions, net	(365)	(52,291)	(92,945)
Net cash used in investing activities	(1,242)	(44,262)	(75,120)

Cash Flows From Financing Activities
Purchase and retirement of common stock	-	-	(6)
Treasury stock transactions, net	(6,957)	(8,913)	(3,083)
Stock options exercised	4,307	1,403	3,921
Dividends paid	(16,004)	(13,885)	(11,727)
Proceeds from junior subordinated notes issued to capital trusts	35,000	-	-
Net cash (used in) provided by financing activities	16,346	(21,395)	(10,895)

Net (decrease) increase in cash	27,351	(7,635)	(44,293)

Cash:
Beginning of year	558	8,193	52,486

End of year	$27,909	$558	$8,193

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2005 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(c)
Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2005, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers. The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, www.mbfinancial.com.

Item 11. Executive Compensation

The information concerning compensation required by this item is incorporated herein by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2005 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options (1)(2)	Weighted Average Exercise Price of Outstanding Options (1)(2)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column) (1)(3)(4)
Equity compensation plans approved by stockholders……..	1,870,353	$25.29	1,375,040
Equity compensation plans not approved by stockholders…	N/A	N/A	N/A
Total………………………………………………………...	1,870,353	$25.29	1,375,040

(1)	We split our common shares three-for-two by paying a 50% stock dividend in December 2003. The option shares and exercise prices have been adjusted to reflect the dividend.
(2)	Includes 55,053 shares underlying stock options that we assumed in the First SecurityFed acquisition
(3)	Includes 1,026,313 shares remaining available for future issuance under our 1997 Omnibus Incentive Plan, of which, up to 206,183 shares could be awarded to plan participants as restricted stock.
(4)	Includes 348,727 shares remaining available for future issuance under the Avondale 1995 Plan. Notwithstanding this availability, we will not grant future options under the Avondale 1995 Plan.
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

Item 13. Certain Relationships and Related Transactions

The information concerning certain relationships and related transactions required by this item is incorporated herein by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2006 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

Date: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Mitchell Feiger	Director, President and Chief Executive Officer
Mitchell Feiger	(Principal Executive Officer), March 13, 2006

/s/ Jill E. York	Vice President and Chief Financial Officer
Jill E. York	(Principal Financial Officer and Principal Accounting Officer), March 13, 2006

E.M. Bakwin *	Director	) March 13, 2006
E.M. Bakwin		)
)
David P. Bolger *	Director	)
David P. Bolger		)
)
Robert S. Engelman, Jr. *	Director	)
Robert S. Engelman, Jr.		)
)
Alfred Feiger *	Director	)
Alfred Feiger		)
)
Lawrence E. Gilford *	Director	)
Lawrence E. Gilford		)
)
Richard I. Gilford *	Director	)
Richard I. Gilford		)
)
James N. Hallene *	Director	)
James N. Hallene		)
)
Patrick Henry *	Director	)
Patrick Henry		)
)
Richard J. Holmstrom *	Director	)
Richard J. Holmstrom		)
)
Karen J. May *	Director	)
Karen J. May		)
)
Ronald D. Santo *	Director	)
Ronald D. Santo		)
)
Kenneth A. Skopec *	Director	)
Kenneth A. Skopec		)
)
*By: /s/ Mitchell Feiger	Attorney-in-Fact	)

EXHIBIT INDEX
Exhibit Number	Description
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

4.2	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. One to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))
10.1	Reserved.
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

10.3B	Amendment No. Two to Employment Agreement between MB Financial Bank, N.A. and Burton Field*

EXHIBIT INDEX
Exhibit Number	Description

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

* Filed herewith.