Form 10-Q
period 2006-03-31
MB FINANCIAL INC     /MD
filed 2006-05-09
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  X       Accelerated filer       Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes     No  X

There were outstanding 28,203,967 shares of the registrant’s common stock as of May 9, 2006.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2006

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2006 (Unaudited) and December 31, 2005	3

	Consolidated Statements of Income for the Three Months ended March 31, 2006 and 2005 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2006 and 2005 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6 - 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27 - 30

Item 4.	Controls and Procedures	30 - 31

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	31

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	31

Item 6.	Exhibits	31

	Signatures	32

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(Amounts in thousands, except common share data)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Cash and due from banks	$88,067	$92,001
Interest bearing deposits with banks	11,245	12,783
Federal funds sold	1,532	-
Investment securities available for sale	1,382,370	1,405,844
Loans held for sale	601	500
Loans (net of allowance for loan losses of $45,086 at March 31, 2006 and
$44,979 at December 31, 2005)	3,839,589	3,701,203
Lease investments, net	65,152	65,696
Premises and equipment, net	147,507	147,701
Cash surrender value of life insurance	91,152	90,194
Goodwill, net	125,010	125,010
Other intangibles, net	12,354	12,594
Other assets	92,351	65,539

Total assets	$5,856,930	$5,719,065

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing	$663,042	$694,548
Interest bearing	3,735,569	3,507,152
Total deposits	4,398,611	4,201,700
Short-term borrowings	638,758	745,647
Long-term borrowings	117,214	71,216
Junior subordinated notes issued to capital trusts	123,526	123,526
Accrued expenses and other liabilities	76,875	69,990
Total liabilities	5,354,984	5,212,079

Stockholders' Equity
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued
28,913,152 and 28,912,803 shares at March 31, 2006 and
December 31, 2005, respectively)	289	289
Additional paid-in capital	142,388	141,746
Retained earnings	403,301	390,406
Accumulated other comprehensive income	(14,847)	(9,453)
Less: 825,636 and 453,461 shares of treasury stock, at cost, at March 31,
2006 and December 31, 2005, respectively	(29,185)	(16,002)
Total stockholders' equity	501,946	506,986

Total liabilities and stockholders' equity	$5,856,930	$5,719,065

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except common share data)
(Unaudited)
	Three Months Ended March 31,
	2006	2005
Interest income:
Loans	$68,711	$51,415
Investment securities available for sale:
Taxable	12,284	12,039
Nontaxable	2,659	2,422
Federal funds sold	22	1
Other interest bearing accounts	121	82
Total interest income	83,797	65,959

Interest expense:
Deposits	27,281	16,245
Short-term borrowings	7,701	3,671
Long-term borrowings and junior subordinated notes	3,273	2,358
Total interest expense	38,255	22,274
Net interest income	45,542	43,685

Provision for loan losses	1,100	2,400

Net interest income after provision for loan losses	44,442	41,285

Other income:
Loan service fees	1,752	1,156
Deposit service fees	4,773	4,672
Lease financing, net	3,244	3,605
Brokerage fees	2,306	2,119
Trust and asset management	1,405	1,383
Net (loss) gain on sale of investment securities available for sale	(381)	61
Increase in cash surrender value of life insurance	958	953
Net gain on sale of other assets	1,097	1
Other operating income	2,065	1,666
	17,219	15,616
Other expense:
Salaries and employee benefits	20,300	18,349
Occupancy and equipment expense	5,943	5,305
Computer services expense	1,605	1,265
Advertising and marketing expense	1,230	747
Professional and legal expense	558	659
Brokerage fee expense	1,193	999
Telecommunication expense	736	675
Other intangibles amortization expense	240	267
Other operating expenses	5,045	4,226
	36,850	32,492

Income before income taxes	24,811	24,409

Income taxes	7,672	7,569
Net Income	$17,139	$16,840

Common share data:
Basic earnings per common share	$0.61	$0.59
Diluted earnings per common share	$0.60	$0.57
Weighted average common shares outstanding	28,288,782	28,538,032
Diluted weighted average common shares outstanding	28,797,627	29,293,951

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	Three Months Ended March 31,
	2006	2005

Cash Flows From Operating Activities:
Net income	$17,139	$16,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,311	8,375
Amortization of restricted stock awards	290	119
Compensation expense for stock option grants	541	518
Gain on sales of premises and equipment and leased equipment	(1,097)	(97)
Amortization of other intangibles	240	267
Provision for loan losses	1,100	2,400
Deferred income tax benefit	(1,347)	(762)
Amortization of premiums and discounts on investment securities, net	2,327	3,466
Net loss (gain) on sale of investment securities available for sale	386	(61)
Proceeds from sale of loans held for sale	2,902	2,229
Origination of loans held for sale	(2,961)	(2,166)
Net gains on sale of loans held for sale	(41)	(59)
Increase in cash surrender value of life insurance	(958)	(953)
Deferred gain amortization on interest only securities pool termination	(431)	(431)
Increase in other assets	(25,482)	(1,833)
Increase (decrease) in other liabilities, net	9,547	(4,347)
Net cash provided by operating activities	11,466	23,505

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	16,717	14,498
Proceeds from maturities and calls of investment securities available for sale	45,853	48,034
Purchase of investment securities available for sale	(50,105)	(104,043)
Net increase in loans	(139,487)	(79,003)
Purchases of premises and equipment and leased equipment	(9,399)	(8,578)
Proceeds from sales of premises and equipment and leased equipment	2,201	1,443
Principal paid on lease investments	(239)	(751)
Net cash used in investing activities	(134,459)	(128,400)

Cash Flows From Financing Activities:
Net increase in deposits	196,911	37,307
Net increase (decrease) in short-term borrowings	(106,889)	82,107
Proceeds from long-term borrowings	52,112	769
Principal paid on long-term borrowings	(6,114)	(9,904)
Treasury stock transactions, net	(13,182)	(14,397)
Stock options exercised	313	1,731
Excess tax benefits from share-based payment arrangements	149	559
Dividends paid on common stock	(4,247)	(3,730)
Net cash provided by financing activities	119,053	94,442

Net decrease in cash and cash equivalents	$(3,940)	$(10,453)

Cash and cash equivalents:
Beginning of period	104,784	105,437

End of period	$100,844	$94,984

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	37,617	22,520
Income tax (refunds) paid, net	4,105	(126)

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	-	342

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”) and its subsidiaries, including its two wholly owned national bank subsidiaries, MB Financial Bank, N.A. (“MB Financial Bank”) and Union Bank, N.A. (“Union Bank”). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2005 audited financial statements filed on Form 10-K.

In December 2004, the Financial Accounting Standards Board issued SFAS No.123R, Share-Based Payment (“SFAS No. 123R” or the “Statement”). This Statement is a revision of SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance.

The Company adopted SFAS No. 123R in the first quarter of 2006, using modified retrospective application. SFAS No. 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant date fair value of those awards. SFAS No. 123R also requires excess tax benefits related to stock option exercises to be reported as a financing cash flow. The Company now estimates future forfeitures as required by the Statement, rather than recording actual forfeitures as they occur. As a result of adopting the Statement using the modified retrospective application, all prior period information has been restated. As a result of the retrospective adoption, as of December 31, 2005, retained earnings decreased $7.4 million, additional paid in capital increased $11.0 million and deferred tax assets increased $3.6 million. These changes reflect the compensation expense for prior stock option grants to employees and the related tax benefits. See Note 6 below.

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

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2.    COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain (loss) on investment securities available for sale arising during the periods, net of tax. The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2006	2005

Net income	$17,139	$16,840
Unrealized holding gains (losses) on investment securities, net of tax	(5,641)	(9,763)
Reclassification adjustments for gains included in net income, net of tax	248	(40)
Other comprehensive income (loss), net of tax	(5,393)	(9,803)
Comprehensive income	$11,746	$7,037

NOTE 3.    EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
Basic:	2006	2005
Net income	$17,139	$16,840
Average shares outstanding	28,288,782	28,538,032
Basic earnings per share	$0.61	$0.59
Diluted:
Net income	$17,139	$16,840
Average shares outstanding	28,288,782	28,538,032
Net effect of dilutive stock options (1)	508,845	755,919
Total	28,797,627	29,293,951
Diluted earnings per share	$0.60	$0.57

(1)	Includes the common stock equivalents for stock options and restricted share rights that are dilutive.

NOTE 4.    GOODWILL AND INTANGIBLES

Goodwill is subject to at least annual assessments for impairment by applying a fair-value based test. An acquired intangible asset must be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. No impairment losses on goodwill or other intangibles were incurred in the three months ended March 31, 2006 or the year ended December 31, 2005.

The following table presents the changes in the carrying amount of goodwill during the three months ended March 31, 2006 and the year ended December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005

Balance at beginning of period	$125,010	$123,628
Goodwill from business combinations	-	1,382
Balance at end of period	$125,010	$125,010

The Company has other intangible assets consisting of core deposit intangibles that have a weighted average original amortization period of approximately fifteen years. The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value during the three months ended March 31, 2006 and the year ended December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005

Balance at beginning of period	$12,594	$13,587
Amortization expense	(240)	(993)
Balance at end of period	$12,354	$12,594

Gross carrying amount	$29,261	$29,261
Accumulated amortization	(16,907)	(16,667)
Net book value	$12,354	$12,594

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2006	$699
2007	749
2008	945
2009	1,181
2010	1,315
Thereafter	7,465
$12,354

NOTE 5.    RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which is an Amendment of FASB Statement Nos. 133 and 140. This Statement resolves issues addressed in Statement 133 Implementation of Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not believe that the adoption of SFAS No. 155 will have a material impact on the Company’s financial statements

NOTE 6.    STOCK-BASED COMPENSATION

Statement 123R requires that the fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award. The Company adopted Statement 123R using “modified retrospective application”, electing to restate all prior periods.

Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee’s stock options equaled the market price of the underlying stock on the date of the grant. Compensation expense was only recognized in connection with the issuance of restricted stock. As the modified retrospective application was used to apply SFAS 123R, prior periods were restated to reflect the compensation cost related to stock options granted. The following table summarizes the impact of modified retrospective application on the previously reported results for the period shown:

Three months
ended
March 31, 2005
(In thousands, except per share data)

Income before income taxes, originally reported	$24,927
Stock-based compensation expense under the fair value method	(518)
Income before income taxes, restated	$24,409

Net Income, originally reported	$17,177
Stock-based compensation expense under the fair value method,
net of tax	(337)
Net Income, restated	$16,840

Net income per share (basic), originally reported	$0.60
Net income per share (basic), restated	0.59

Net income per share (diluted), originally reported	$0.59
Net income per share (diluted), restated	0.57

Total option related expense for the three months ended March 31, 2006 is $541 thousand ($352 thousand after tax), or $0.01 for basic and diluted earnings per share, attributable to the Company’s adoption of SFAS 123R.

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) which was established in 1997 and was subsequently modified. The Omnibus Plan reserves 3,750,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries. A grant under the Omnibus Plan may be options intended to be incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. Options are typically granted to officers and employees annually in July, with an exercise price equal to the market price of the Company’s’ shares at the date of grant; those option awards generally vest based on four years of continuous service and have 10-year contractual terms (under the “Omnibus Plan”, no options shall be exercisable later than the fifteenth anniversary date of the grant, ten if it is an incentive stock option). Restricted shares granted to officers and employees typically vest over a two to three year period. Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five-year term granted under the Omnibus Plan, which vest in full on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted stock granted under the Omnibus Plan, which vests one year after the grant date.

The following table provides information about options outstanding for the three months ended March 31, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(in millions)

Options outstanding as of December 31, 2005	1,870,353	$25.29
Granted	-	$0.00
Exercised	(21,506)	$14.55
Expired or cancelled	-	$0.00
Forfeited	(24,968)	$29.75
Options outstanding as of March 31, 2006	1,823,879	$25.36	6.21	$18.3

Options exercisable as of March 31, 2006	697,358	$16.63	4.00	$13.1

There were no grants during the three months ended March 31, 2006 and 2005.

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on certain assumptions. Expected volatility is based on historical volatilities of Company shares, and expected future fluctuations. The risk free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options is estimated based on historical employee behavior and represents the period of time that options granted are expected to remain outstanding.

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $444 thousand and $1.6 million, respectively.

The following is a summary of changes in nonvested restricted shares for the three months ended March 31, 2006:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Shares Outstanding at December 31, 2005	80,018	$37.68
Granted	2,016	35.35
Vested	2,515	39.03
Cancelled	1,539	36.42
Shares Outstanding at March 31, 2006	77,980	$37.60

As of March 31, 2006, there was $5.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.

NOTE 7.    SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31,		December 31,
	2006		2005
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

Federal funds purchased	-%	$-	4.46%	$30,600
Assets sold under agreements to repurchase:
Customer repurchase agreements	3.10	213,858	2.47	196,024
Company repurchase agreements	4.77	231,253	4.35	281,305
Federal Home Loan Bank advances	4.50	193,647	4.43	237,718

	4.13%	$638,758	3.89%	$745,647

Assets sold under agreements to repurchase are agreements in which the Company acquires funds by selling securities or investment grade lease loans to another party under a simultaneous agreement to repurchase the same securities or lease loans at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. Assets sold under agreements to repurchase totaled $445.1 million and $477.3 million at March 31, 2006 and December 31, 2005, respectively.

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $193.6 million in fixed rate advances at March 31, 2006, and $192.7 million in fixed rate advances and a $45.0 million overnight advance at December 31, 2005. At March 31, 2006, fixed rate advances had effective interest rates, net of premiums, ranging from 2.06% to 4.95% and are subject to a prepayment fee. At March 31, 2006, the advances had maturities ranging from June 2006 to March 2007.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans with unpaid principal balances aggregating no less than 133% of the outstanding secured advances from the Federal Home Loan Bank.

The Company has a $30 million correspondent bank line of credit which has certain debt covenants that require the Company to maintain “Well Capitalized” capital ratios, to have no other debt except in the usual course of business, and requires the Company to maintain minimum financial ratios on return on assets and earnings as well as maintain minimum financial ratios related to the loan loss allowance. The Company was in compliance with such debt covenants as of March 31, 2006. The correspondent bank line of credit, which is used for short-term liquidity purposes, is secured by the stock of MB Financial Bank, and its terms are renewed annually. As of March 31, 2006 and December 31, 2005, no balances were outstanding on the correspondent line of credit.

NOTE 8.    LONG TERM BORROWINGS

The Company had Federal Home Loan Bank advances with maturities greater than one year of $99.6 million and $53.6 million at March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006, the advances had fixed terms with effective interest rates, net of premiums, ranging from 2.84% to 5.87%.

The Company had notes payable to banks totaling $10.6 million and $10.6 million at March 31, 2006 and December 31, 2005, respectively, which as of March 31, 2006, were accruing interest at rates ranging from 3.90% to 9.50%. Lease investments includes equipment with an amortized cost of $15.0 million and $14.7 million at March 31, 2006 and December 31, 2005, respectively, that is pledged as collateral on these notes.

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

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2006	$6,042
2007	16,083
2008	71,731
2009	1,169
2010	878
Thereafter	21,311
$117,214

NOTE 9.    JUNIOR SUBORDINATED NOTES ISSUED TO CAPITAL TRUSTS

The Company has established Delaware statutory trusts in prior years for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. Concurrently with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are issues that qualify, and are treated by the Company, as Tier 1 regulatory capital. The Company wholly owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2006 and December 31, 2005 (in thousands):

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

As of December 31, 2003, the Company adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities, as revised in December 2003. Upon adoption, the Company deconsolidated the capital trust entities above established prior to that date (MB Financial Capital Trust I and Coal City Capital Trust I). As a result of the deconsolidation of those trusts, the Company is reporting the previously issued junior subordinated notes on its balance sheet rather than the preferred securities issued by those trusts.

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of March 31, 2006, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

NOTE 10.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps to hedge its interest rate risk. The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $19.1 million and $218.0 million, respectively, at March 31, 2006. For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense. When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts. The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income. The net amount receivable (payable) for the three months ended March 31, 2006 and 2005 was approximately $1.3 million and $742 thousand, respectively. The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount. At March 31, 2006, the Company's credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of March 31, 2006 and December 31, 2005 (dollars in thousands):
	March 31, 2006					December 31, 2005
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value

Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$19,069	$866	6.3	6.79%	6.01%	$28,553	$837
Pay variable/receive fixed swaps (2)	217,376	(7,769)	6.0	4.59%	4.72%	218,851	(5,454)

Non-hedging derivative instruments (3):
Pay fixed/receive variable swaps	49,220	(1,281)	7.7	6.63%	6.60%	33,932	(603)
Pay variable/receive fixed swaps	51,844	1,158	7.8	6.51%	6.45%	35,081	568
Total portfolio swaps	$337,509	$(7,026)	6.5	5.31%	5.33%	$316,417	$(4,652)
(1) Hedges fixed-rate commercial real estate loans
(2) Hedges fixed-rate callable brokered deposits
(3) These portfolio swaps are not designated as hedging instruments under SFAS No. 133.

NOTE 11.    COMMITMENTS AND CONTINGENCIES

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

At March 31, 2006 and December 31, 2005, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contract Amount
	March 31, 2006	December 31, 2005
Commitments to extend credit:
Home equity lines	$252,195	$194,579
Other commitments	983,815	913,142

Letters of credit:
Standby	79,783	76,651
Commercial	32,383	32,781

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years. These letters of credit may also be extended or amended from time to time depending on the bank customer's needs. As of March 31, 2006, the maximum remaining term for any standby letter of credit was December 10, 2010. A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At March 31, 2006, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $2.7 million to $112.2 million from $109.4 million at December 31, 2005. Of the $112.2 million in commitments outstanding at March 31, 2006, approximately $13.3 million of the letters of credit have been issued or renewed since December 31, 2005. The Company had a $1.1 million liability recorded as of March 31, 2006 relating to these commitments.

Letters of credit issued on behalf of bank customers may be done on either a secured, partially secured or an unsecured basis. If a letter of credit is secured or partially secured, the collateral can take various forms including bank accounts, investments, fixed assets, inventory, accounts receivable or real estate, among other things. The Company takes the same care in making credit decisions and obtaining collateral when it issues letters of credit on behalf of its customers, as it does when making other types of loans.

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

As of March 31, 2006, we had approximately $2.3 million in capital expenditure commitments outstanding which relate to various projects to build new branches or renovate existing branches. We expect to pay the outstanding commitments as of March 31, 2006 through the normal cash flows of our business operations.

NOTE 12.    SUBSEQUENT EVENT

On May 1, 2006, the Company and its wholly-owned subsidiary, MBFI Acquisition Corp. (“Acquisition Corp.”), entered into an Agreement and Plan of Merger with First Oak Brook Bancshares, Inc. (“First Oak Brook”), whereby the Company has agreed to acquire First Oak Brook in a stock and cash transaction valued at approximately $372 million, exclusive of stock options. First Oak Brook, the holding company for Oak Brook Bank, had consolidated total assets of approximately $2.3 billion as of March 31, 2006.

In the transaction, First Oak Brook will merge with and into Acquisition Corp., with Acquisition Corp. as the surviving entity. First Oak Brook stockholders will receive, in exchange for each share of First Oak Brook common stock they hold, consideration with a value equal to the sum of (1) 0.8304 multiplied by the average of the closing prices of the Company’s common stock for the five consecutive trading days ending on the trading day before the date of completion of the merger and (2) $7.36.  Each First Oak Brook stockholder will be entitled to elect to receive their merger consideration in the form of the Company’s common stock, cash or a combination of both, subject to limitations and prorations such that the aggregate merger consideration will be paid approximately 80% in the Company’s common stock and approximately 20% in cash. The total number of shares the Company will issue and the total amount of cash the Company will pay in the transaction have been fixed at approximately 8.3 million shares and $73.8 million, respectively, subject to adjustment as provided in the merger agreement.

The transaction is currently expected to be completed in the fourth quarter of 2006, subject to customary closing conditions, the receipt of regulatory approvals, the approval of the Company’s stockholders of the issuance of the shares of the Company’s common stock in the transaction and the approval of the stockholders of First Oak Brook

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of MB Financial, Inc.’s financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The words “we,” “our” and “us” refer to MB Financial, Inc. and its wholly owned subsidiaries, unless we indicate otherwise.

Overview

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities less provision for loan losses. Additionally, our net income is affected by other income and other expenses. The provision for loan losses reflects the amount that we believe is adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, brokerage fees, trust and asset management fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net gains on sale of other assets, and other operating income. Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, and other operating expenses.

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

Our net income was $17.1 million for the first quarter of 2006, compared to $16.8 million for the first quarter of 2005. Our 2006 first quarter results generated an annualized return on average assets of 1.21% and an annualized return on average equity of 13.61%, compared to 1.29% and 14.12%, respectively, for the same period in 2005. Fully diluted earnings per share for the first quarter of 2006 increased to $0.60 compared to $0.57 per share in the 2005 first quarter.

Compared to the first quarter of 2005, the first quarter of 2006 reflected an increase in net interest income, and an increase in net gain on sale of assets, partially offset by a decline in net gains on sale of investment securities available for sale and an increase in salaries and employee benefits expense. Net interest income increased in the first quarter of 2006 primarily due to an 8.6% increase in average interest earning assets as a result of organic growth. The net interest margin, expressed on a fully tax equivalent basis, was 3.65% for the first quarter of 2006 and 3.80% for the first quarter of 2005. Salaries and employee benefits expense increased due to organic growth.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which we operate. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ materially from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be critical accounting policies. Management has reviewed the application of these polices with the Audit Committee of our Board of Directors.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases. Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a quarterly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected. At March 31, 2006, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $30.0 million. See Note 1 and Note 6 of the notes to our audited consolidated financial statements for additional information.

Income Tax Accounting. Income tax expense recorded in the consolidated income statement involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy. We undergo examination by various regulatory taxing authorities. Such agencies may require that changes in the amount of tax expense or valuation allowances be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment of tax liabilities, the impact of which could be significant to the consolidated results of operations and reported earnings. We believe the tax liabilities are adequately and properly recorded in the consolidated financial statements.

Results of Operations

First Quarter Results

Net income was $17.1 million for the first quarter of 2006, compared to $16.8 million for the first quarter of 2005. The results for the first quarter of 2006 generated an annualized return on average assets of 1.21% and an annualized return on average equity of 13.61%, compared to 1.29% and 14.12%, respectively, for the same period in 2005.

Net interest income was $45.5 million for the three months ended March 31, 2006, an increase of $1.9 million, or 4.3% from $43.7 million for the comparable period in 2005. Net interest income grew primarily due to a $410.8 million, or 8.6% increase in average interest earning assets as a result of organic growth. The net interest margin, expressed on a fully tax equivalent basis, was 3.65% for the first quarter of 2006 and 3.80% for the first quarter of 2005.

Provision for loan losses was at $1.1 million in the first quarter of 2006 as compared to $2.4 million in first quarter of 2005. Net charge-offs were $1.0 million in the quarter ended March 31, 2006 compared to $2.8 million in the quarter ended March 31, 2005. See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income increased $1.6 million, or 10.3% to $17.2 million for the quarter ended March 31, 2006 from $15.6 million for the first quarter of 2005. Net loss on securities sold increased by $442 thousand as net losses of $381 thousand were realized in the first quarter of 2006 compared to net gains of $61 thousand realized in the first quarter of 2005. Investment security sales are periodically made as part of our ongoing strategy to maintain good long-term investment portfolio returns. Net gain on sale of other assets increased by $1.1 million primarily due to the sale of excess property acquired through the South Holland acquisition in February 2003. Net lease financing declined by $361 thousand due to higher levels of income realized, on leased equipment in which we own a residual interest, in the first quarter of 2005. Loan service fees increased by $596 thousand primarily due to a $304 thousand syndication fee realized in the first quarter of 2006. Other operating income increased by $399 thousand primarily due to a $312 thousand increase in merchant card processing fees.

Other expense increased by $4.4 million, or 13.4% to $36.9 million for the quarter ended March 31, 2006 from $32.5 million for the quarter ended March 31, 2005. Salaries and employee benefits increased by $2.0 million, primarily due to the new deposit gathering strategy, initiated in the third quarter of 2005, and organic growth. Advertising and marketing expense increased $483 thousand from the quarter ended March 31, 2005 due to the timing of expenditures. During 2005, more of the advertising and marketing expenses were incurred in the second half of the year, when we began implementing our new deposit gathering strategy. Total advertising and marketing expenses for the full year 2006 are not expected to be materially different from 2004. Occupancy and equipment expense increased by $638 thousand, primarily due to additional locations and increases in depreciation expense, repair and maintenance expense, and property tax expense of $408 thousand, $348 thousand and $209 thousand, respectively. These increases were partially offset by a $230 thousand increase in rental income due to additional tenants at the MB Financial Center operations facility located in Rosemont, Illinois. Computer service expense increased by $340 thousand primarily due to organic growth. Other operating expenses increased by $819 thousand primarily due to increases in merchant card processing expense, stationary printing and supplies expense, and losses incurred on various items in the normal course of business of $280 thousand, $175 thousand and $156 thousand, respectively.

In the first quarter of 2006, MB Financial adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R), using the modified retrospective application. Statement 123R requires the recognition of compensation expense for stock options and, under the modified retrospective application, prior period results are restated. As a result, previously reported net income and diluted net income per share for the three months ended March 31, 2005 were reduced by $337 thousand and $0.0115 cents, respectively. Net income and diluted net income per share for the three months ended March 31, 2006 were reduced by $352 thousand and $0.0122 cents, respectively, due to the adoption of Statement 123R. See Note 6 of Notes to Consolidated Financial Statements.

Income tax expense for the three months ended March 31, 2006 increased $103 thousand to $7.7 million compared to $7.6 million for the same period in 2005. The effective tax rate was 30.9% and 31.0% for the quarter ended March 31, 2006 and 2005, respectively.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$3,795,671	$68,681	7.34%	$3,383,028	$51,384	6.16%
Loans exempt from federal income taxes (3)	2,881	46	6.39	3,010	48	6.38
Taxable investment securities	1,107,836	12,284	4.44	1,137,527	12,039	4.23
Investment securities exempt from federal income taxes (3)	292,631	4,091	5.59	263,542	3,726	5.66
Federal funds sold	1,971	22	4.46	144	1	2.24
Other interest bearing deposits	13,262	121	3.70	16,163	82	2.06
Total interest earning assets	5,214,252	85,245	6.63	4,803,414	67,280	5.68
Non-interest earning assets	550,260			502,093
Total assets	$5,764,512			$5,305,507

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$711,464	$3,125	1.78%	$798,848	$2,169	1.10%
Savings deposits	470,984	868	0.75	527,628	804	0.62
Time deposits	2,384,224	23,288	3.96	1,962,517	13,272	2.74
Short-term borrowings	741,923	7,701	4.21	654,855	3,671	2.27
Long-term borrowings and junior subordinated notes	218,317	3,273	6.00	173,492	2,358	5.44
Total interest bearing liabilities	4,526,912	38,255	3.43	4,117,340	22,274	2.19
Non-interest bearing deposits	664,311			650,351
Other non-interest bearing liabilities	62,391			54,007
Stockholders’ equity	510,898			483,809
Total liabilities and stockholders’ equity	$5,764,512			$5,305,507
Net interest income/interest rate spread (4)		$46,990	3.20%		$45,006	3.49%
Taxable equivalent adjustment		1,448			1,321
Net interest income, as reported		$45,542			$43,685
Net interest margin (5)			3.54%			3.69%
Tax equivalent effect			0.11%			0.11%
Net interest margin on a fully tax equivalent basis (5)			3.65%			3.80%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $1.7 million and $1.7 million for the three months ended March 31, 2006 and 2005, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $2.0 million, or 4.4% to $47.0 million for the three months ended March 31, 2006 from $45.0 million for the three months ended March 31, 2005. Tax-equivalent interest income increased by $18.0 million, due to a $410.8 million, or 8.6% increase in average interest earning assets. The yield on average interest earning assets increased 95 basis points to 6.63% due to the increase in market interest rates. Tax equivalent interest income also included $815 thousand of interest income resulting from one commercial loan being taken off of non-accrual status. Interest expense increased by $16.0 million as average interest bearing liabilities increased by $409.6 million, while their cost increased by 124 basis points to 3.43% also due to the increase in market interest rates. The increase in average interest earning assets and average interest bearing liabilities was due to continued organic growth.

The net interest margin expressed on a fully tax equivalent basis for the first quarter of 2006 decreased by 15 basis points from 3.80% in the first quarter of 2005 primarily due to the flattening yield curve, tightening credit spreads on loans and a shift in the funding mix towards higher cost deposits and borrowings.

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

	Three Months Ended March 31, 2006
	Compared to March 31, 2005
	Change	Change
	Due to	Due to	Total
	Volume	Rate	Change

Interest Earning Assets:
Loans	$6,734	$10,563	$17,297
Loans exempt from federal income taxes (1)	(2)	-	(2)
Taxable investment securities	(319)	564	245
Investment securities exempt from federal income taxes (1)	407	(42)	365
Federal funds sold	19	2	21
Other interest bearing deposits	(16)	55	39
Total increase (decrease) in interest income	6,823	11,142	17,965

Interest Bearing Liabilities:
NOW and money market deposit accounts	(259)	1,215	956
Savings deposits	(92)	156	64
Time deposits	3,265	6,751	10,016
Short-term borrowings	544	3,486	4,030
Long-term borrowings and junior subordinated notes	654	261	915
Total increase (decrease) in interest expense	4,112	$11,869	15,981
Increase (decrease) in net interest income	$2,711	$(727)	$1,984

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets increased $137.9 million or 2.4% from $5.7 billion at December 31, 2005 to $5.9 billion at March 31, 2006. Net loans increased by $138.4 million, or 3.7% to $3.8 billion at March 31, 2006. In aggregate, commercial related credits grew by $135.1 million, or 17.6% on a combined annualized basis. See “Loan Portfolio” section below for further analysis. Investment securities available for sale decreased by $23.5 million, or 1.7% to $1.4 billion at March 31, 2006.

Total liabilities increased by $142.9 million, or 2.7% to $5.4 billion at March 31, 2006 from $5.2 billion at December 31, 2005. Total deposits grew by $196.9 million or 4.7% to $4.4 billion at March 31, 2006 from $4.2 billion at December 31, 2005, primarily due to an increase in brokered deposits of $194.7 million. Short-term borrowings decreased by $106.9 million, or 14.3%, primarily due to decreases in Federal Home Loan Bank advances, securities sold under agreement to repurchase and Federal funds purchased of $44.0 million, $32.2 million and $30.6 million, respectively. Long-term borrowings increased by $46.0 million primarily due to an increase in Federal Home Loan Bank advances of $46.4 million.

Total stockholders’ equity decreased $5.0 million, or 1.0% to $501.9 million at March 31, 2006 compared to $507.0 million at December 31, 2005. The decline was primarily due to a $13.2 million increase in treasury stock resulting from the repurchase of 393,681 outstanding shares and a $5.4 million decline in accumulated other comprehensive income due to an unrealized change in market value on investment securities available for sale. Retained earnings increased by $12.9 million due to net income of $17.1 million partially offset by $4.2 million, or $0.15 per share, in cash dividends.

At March 31, 2006, the Company’s total risk-based capital ratio was 12.35%; Tier 1 capital to risk-weighted assets ratio was 11.20% and Tier 1 capital to average asset ratio was 8.92%. MB Financial Bank, N.A. and Union Bank, N.A. were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at March 31, 2006.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	March 31,		December 31,		March 31,
	2006		2005		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial loans	$887,305	23%	$833,046	22%	$738,826	22%
Commercial loans collateralized by assignment of lease payments	333,931	9%	299,053	8%	245,152	7%
Commercial real estate	1,420,837	37%	1,456,585	39%	1,307,481	38%
Residential real estate	384,593	10%	387,167	10%	423,301	12%
Construction real estate	603,178	15%	521,434	14%	450,259	13%
Consumer loans	254,831	6%	248,897	7%	256,695	8%
Gross loans (1)	3,884,675	100%	3,746,182	100%	3,421,714	100%
Allowance for loan losses	(45,086)		(44,979)		(43,820)
Net loans	$3,839,589		$3,701,203		$3,377,894

(1)	Gross loan balances at March 31, 2006, December 31, 2005, and March 31, 2005 are net of unearned income, including net deferred loan fees of $3.3 million, $3.6 million, and $3.8 million, respectively.

Net loans increased by $138.4 million, or 15.2% on an annualized basis, to $3.8 billion at March 31, 2006 from $3.7 billion at December 31, 2005. The above increases in commercial related credits were primarily due to growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development.

Net loans increased by $461.7 million, or 13.7%, to $3.8 billion at March 31, 2006 from $3.4 billion at March 31, 2005. The above increases in commercial related credits were primarily due to growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development. These increases were partially offset by decreases in residential real estate and consumer loans resulting from pay downs on the existing portfolio. The Company will also, from time to time, securitize and transfer residential real estate loans to investment securities available for sale for additional flexibility and favorable capital treatment on the Company’s balance sheet.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollar amounts in thousands):

	March 31, 2006	December 31, 2005	March 31, 2005
Non-performing loans:
Non-accrual loans (1)	$20,694	$20,841	$25,250
Loans 90 days or more past due, still accruing interest	1	321	850
Total non-performing loans	20,695	21,162	26,100
Other real estate owned	98	354	726
Total non-performing assets	$20,793	$21,516	$26,826
Total non-performing loans to total loans	0.53%	0.56%	0.76%
Allowance for loan losses to non-performing loans	217.86%	212.55%	167.89%
Total non-performing assets to total assets	0.36%	0.38%	0.50%

(1)	Includes restructured loans totaling $552 thousand at March 31, 2005. There were no restructured loans at March 31, 2006 and December 31, 2005.

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

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2006	2005

Balance at beginning of period	$44,979	$44,266
Provision for loan losses	1,100	2,400
Charge-offs	(1,425)	(3,501)
Recoveries	432	655
Balance at March 31,	$45,086	$43,820
Total loans at March 31,	$3,884,675	$3,421,714
Ratio of allowance for loan losses to total loans	1.16%	1.28%

Net charge-offs decreased by $1.9 million to $993 thousand in the quarter ended March 31, 2006 from $2.8 million in the quarter ended March 31, 2005. A substantial portion of the Company’s $3.5 million charge-off activity in the first quarter of 2005 was due to the charge-off of one construction real estate loan.

Provision for loan losses decreased by $1.3 million to $1.1 million in the three months ended March 31, 2006 from $2.4 million in the same period of 2005 based on the results of our quarterly analyses of the loan portfolio.

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

We define potential problem loans as loans rated substandard or doubtful which are included on the watch list presented to our bank subsidiaries’ boards of directors that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans), but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Our decision to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that we recognize potential problem loans carry a higher probability of default. The aggregate principal amounts of potential problem loans as of March 31, 2006, December 31, 2005 and March 31, 2005 were approximately $27.5 million, $25.2 million and $30.2 million, respectively.

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

Lease investments by categories follow (in thousands):

	March 31,	December 31,	March 31,
	2006	2005	2005

Direct finance leases:
Minimum lease payments	$40,901	$40,264	$35,495
Estimated unguaranteed residual values	5,106	4,801	3,998
Less: unearned income	(3,633)	(3,540)	(3,087)
Direct finance leases (1)	$42,374	$41,525	$36,406

Leveraged leases:
Minimum lease payments	$32,014	$36,109	$40,771
Estimated unguaranteed residual values	3,858	4,051	3,301
Less: unearned income	(2,286)	(2,649)	(3,591)
Less: related non-recourse debt	(29,886)	(34,018)	(38,140)
Leveraged leases (1)	$3,700	$3,493	$2,341

Operating leases:
Equipment, at cost	$132,288	$127,815	$125,888
Less accumulated depreciation	(67,136)	(62,119)	(64,685)
Lease investments, net	$65,152	$65,696	$61,203

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment. The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $10.6 million at March 31, 2006, $10.6 million at December 31, 2005 and $12.7 million at March 31, 2005.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known. Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit. Individual lease transactions can, however, result in a loss. This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment. To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate. Often times, there are several individual lease schedules under one master lease. There were 1,498 leases at March 31, 2006 compared to 1,459 leases at December 31, 2005 and 1,422 leases at March 31, 2005. The average residual value per lease schedule was approximately $20 thousand at March 31, 2006, and December 31, 2005 and $19 thousand at March 31, 2005. The average residual value per master lease schedule was approximately $178 thousand at March 31, 2006, and $172 thousand at December 31, 2005.

At March 31, 2006, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term December 31,	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
2006	$919	$551	$6,573	$8,043
2007	1,908	1,315	5,094	8,317
2008	1,562	1,413	4,052	7,027
2009	495	318	2,189	3,002
2010	52	261	2,115	2,428
2011	170	-	1,028	1,198
	$5,106	$3,858	$21,051	$30,015

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At March 31, 2006		At December 31, 2005		At March 31, 2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$13,529	$13,435	$13,597	$13,550	$23,090	$23,294
U.S. Government agencies	345,012	339,884	335,032	332,270	332,945	331,293
States and political subdivisions	308,542	307,061	295,033	293,706	278,832	278,879
Mortgage-backed securities	614,963	599,728	652,428	642,576	667,560	659,505
Corporate bonds	58,869	58,029	60,046	59,443	42,045	43,105
Equity securities	64,285	64,233	64,253	64,299	78,251	78,367
Debt securities issued by foreign governments	-	-	-	-	25	25
Total	$1,405,200	$1,382,370	$1,420,389	$1,405,844	$1,422,748	$1,414,468

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income for the quarter, adjusted for items in net income that did not impact cash. Net cash provided by operating activities decreased by $12.0 million to $11.5 million for the quarter ended March 31, 2006 from $23.5 million for the quarter ended March 31, 2005. Notable items in the 2006 include a $23.6 million higher net increase in other assets, and a $14.0 million higher net increase in other liabilities. The higher net increase in other assets was primarily due to the increase in accounts receivable for cash owed to the Company from outside parties for investment security sales. The higher net increase in other liabilities was primarily due to the increase in accounts payable for cash owed to outside parties for investment security purchases.

Cash used in investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. Net cash used in investing activities increased by $6.1 million to $134.5 million for the quarter ended March 31, 2006 from $128.4 million for the quarter ended March 31, 2005. The increase was primarily due to a $60.5 million higher net increase in loans due to greater loan demand resulting from our focus on marketing and new business development. This was partially offset by a $53.9 million decrease in securities purchased in the quarter ended March 31, 2006.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. Net cash provided by financing activities increased by $24.6 million to $119.1 million for the quarter ended March 31, 2006 from $94.4 million for the quarter ended March 31, 2005. The increase was primarily due to a $159.6 million higher net increase in net deposits and a $51.3 million net increase in proceeds from long-term borrowings, offset by a $189.0 million net decrease in short-term borrowings.

We expect to have available cash to meet our liquidity needs. Liquidity management is monitored by an Asset/Liability Management Committee, consisting of members of management, and the board of directors of both of our subsidiary banks, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments. In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. While, at March 31, 2006, there were no firm lending commitments in place, management believes that our banks could borrow approximately $277.8 million for a short time from these banks on a collective basis. Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and Union Bank is a member of the Federal Home Loan Bank of Topeka, Kansas and both banks have the ability to borrow from their respective Federal Home Loan Banks. We also have a $30 million correspondent bank line of credit at the holding company level. See Note 7 to the Consolidated Financial Statements. As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.

The following table summarizes our significant contractual obligations and other potential funding needs at March 31, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Time deposits	$2,570,094	$2,004,974	$522,971	$39,793	$2,356
Long-term borrowings	117,214	7,650	86,853	6,890	15,821
Junior subordinated notes issued to capital trusts	123,526	-	-	-	123,526
Operating leases	15,959	2,940	3,264	1,263	8,492
Capital expenditures	2,308	2,308	-	-	-
Total	$2,829,101	$2,017,872	$613,088	$47,946	$150,195
Commitments to extend credit and letters of credit	$1,348,176

At March 31, 2006, the Company’s total risk-based capital ratio was 12.35%; Tier 1 capital to risk-weighted assets ratio was 11.20% and Tier 1 capital to average asset ratio was 8.92%. MB Financial Bank, N.A. and Union Bank, N.A. were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at March 31, 2006.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," "will," "should," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to MB Financial Inc.’s future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements. Statements about the expected timing, completion and effects of our proposed merger with First Oak Brook and all other statements in this report other than historical facts constitute forward-looking statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from our proposed merger with First Oak Brook might not be realized within the expected time frames, and costs or difficulties related to integration matters might be greater than expected; (2) the requisite stockholder and regulatory approvals for our proposed merger with First Oak Brook might not be obtained; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and net interest margin; (6) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (7) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (8) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (9) our ability to access cost-effective funding; (10) changes in financial markets; (11) changes in economic conditions in general and in the Chicago metropolitan area in particular; (12) the costs, effects and outcomes of litigation; (13) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (14) changes in accounting principles, policies or guidelines; (15) our future acquisitions of other depository institutions or lines of business; (16) our deposit growth and deposit mix resulting from our new deposit gathering strategy may be less favorable than expected; and (17) the impact of the guidance recently prepared by the Office of the Comptroller of the Currency regarding concentrations in real estate lending.

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

Asset Liability Management. Management and our Treasury Group continually monitor our sensitivity to interest rate changes. It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products. The strategy we employ to manage our interest rate risk is to measure our risk using an asset/liability simulation model. The model considers several factors to determine our potential exposure to interest rate risk, including measurement of repricing gaps, duration, convexity, value at risk, and the market value of portfolio equity under assumed changes in the level of interest rates, shape of the yield curves, and general market volatility. Management controls our interest rate exposure using several strategies, which include adjusting the maturities of securities in our investment portfolio, and limiting fixed rate loans or fixed rate deposits with terms of more than five years. We also use derivative instruments, principally interest rate swaps, to manage our interest rate risk. See Note 10 to the Consolidated Financial Statements.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2006 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2006 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 34%, 15% and 4%, respectively, in the first three months, 66%, 46%, and 13%, respectively, in the next nine months, 0%, 39% and 70%, respectively, from one year to five years, and 0%, 0%, and 13%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$10,459	$558	$228	$-	$11,245
Federal funds sold	1,532	-	-	-	1,532
Investment securities available for sale	87,766	250,609	620,519	423,476	1,382,370
Loans held for sale	601	-	-	-	601
Loans	2,347,907	467,879	1,028,278	40,611	$3,884,675
Total interest earning assets	$2,448,265	$719,046	$1,649,025	$464,087	$5,280,423
Interest Bearing Liabilities:
NOW and money market deposit
accounts	$176,680	$397,600	$126,204	$-	$700,484
Savings deposits	18,600	60,449	325,493	60,449	464,991
Time deposits	852,690	1,152,288	562,761	2,355	2,570,094
Short-term borrowings	476,954	161,316	488	-	638,758
Long-term borrowings	2,428	4,809	94,052	15,925	117,214
Junior subordinated notes issued
to capital trusts	61,857	-	-	61,669	123,526
Total interest bearing liabilities	$1,589,209	$1,776,462	$1,108,998	$140,398	$4,615,067
Rate sensitive assets (RSA)	$2,448,265	$3,167,311	$4,816,336	$5,280,423	$5,280,423
Rate sensitive liabilities (RSL)	1,589,209	3,365,671	4,474,669	4,615,067	4,615,067
Cumulative GAP	859,056	(198,360)	341,667	665,356	665,356
(GAP=RSA-RSL)
RSA/Total assets	41.80%	54.08%	82.23%	90.16%	90.16%
RSL/Total assets	27.13%	57.46%	76.40%	78.80%	78.80%
GAP/Total assets	14.67%	(3.39)%	5.83%	11.36%	11.36%
GAP/RSA	35.09%	(6.26)%	7.09%	12.60%	12.60%

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

Based on simulation modeling which assumes immediate changes in interest rates at March 31, 2006 and December 31, 2005, we believe that our net interest income would change over a one-year period due to changes in interest rates as follows (dollars in thousands):

Immediate	Change in Net Interest Income Over One Year Horizon
Changes in	At March 31, 2006		At December 31, 2005
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$5,916	3.13%	$6,770	3.56%
+ 1.00	3,710	1.96	4,376	2.30
(1.00)	(6,012)	(3.18)	(6,006)	(3.16)
(2.00)	(14,612)	(7.73)	(14,893)	(7.83)

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

Gradual	Change in Net Interest Income Over One Year Horizon
Changes in	At March 31, 2006		At December 31, 2005
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$4,540	2.40%	$5,517	2.90%
+ 1.00	2,911	1.54	3,674	1.93
(1.00)	(3,876)	(2.05)	(4,002)	(2.11)
(2.00)	(8,458)	(4.48)	(9,084)	(4.78)

In both the immediate and gradual interest rate sensitivity tables above, changes in net interest income between March 31, 2006 and December 31, 2005 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

Management also reviews our interest rate sensitivity under certain scenarios in which the general shape of the yield curve changes. One such scenario is a gradual reversion to a normal yield curve, based on the mean value for the appropriate periods on the yield curve. Gradual reversion to a normal yield curve assumes a gradual decrease in short-term interest rates for 3 month rates and 1 year rates of 5.00% to 4.06% and 5.29% to 4.35%, respectively, and a gradual rise in long-term interest rates for 10 year rates and 30 year rates of 5.39% to 5.76 % and 5.49% to 6.12%, respectively. Under this scenario, our net interest income is projected to increase by $2.3 million over a one year period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2006 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended March 31, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table sets forth information for the three months ended March 31, 2006 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2006 - January 31, 2006	50,000	$ 35.20	50,000	341,500
February 1, 2006 - February 28, 2006	262,000	35.50	262,000	79,500
March 1, 2006 - March 31, 2006	78,000	35.54	78,000	1,500
Total	390,000	$ 35.47	390,000

(1)
On May 9, 2005, the Company announced a stock repurchase program to buy up to 500,000 shares of its outstanding shares in the open market or in privately negotiated transactions over a twelve-month period.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.

Date: May 9, 2006 By: /s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2006 By: /s/ Jill E. York
Jill E. York
Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description
2.1

Amended and Restated Agreement and Plan of Merger, dated as of April 19, 2001, by and among the Registrant, MB Financial, Inc., a Delaware corporation (“Old MB Financial”) and MidCity Financial (incorporated herein by reference to Appendix A to the joint proxy statement-prospectus filed by the Registrant pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission (the “Commission”) on October 9, 2001)

2.2

Agreement and Plan of Merger, dated as of November 1, 2002, by and among the Registrant, MB Financial Acquisition Corp II and South Holland Bancorp, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report Form 8-K filed on November 5, 2002 (File No. 0-24566-01))

2.3

Agreement and Plan of Merger, dated as of January 9, 2004, by and among the Registrant and First SecurityFed Financial, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 14, 2004 (File No.0-24566-01))

2.4

Agreement and Plan of Merger, dated as of May 1, 2006, by and among the Registrant, MBFI Acquisition Corp. and First Oak Brook Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2006 (File No.0-24566-01))

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

4.2	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. One to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))
10.1	Reserved
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

EXHIBIT INDEX
Exhibit Number	Description
10.3A

Amendment No. One to Employment Agreement between MB Financial Bank, N.A. and Burton Field (incorporated herein by reference to Exhibit 10.3A to the Registrant’s Registration Statement on Form S-4 filed on April 6, 2004 (File No. 333-114252))

10.3B

Amendment No. Two to Employment Agreement between MB Financial Bank, N.A. and Burton Field (incorporated herein by reference to Exhibit 10.3B to the Registrant’s Annual Report on Form 10-K for the year-end December 31, 2005 (File No. 0-24566-01)

10.4

Form of Change of Control Severance Agreement between MB Financial Bank, National Association and each of Thomas Panos, Jill E. York, Thomas P. Fitzgibbon, Jr., Jeffrey L. Husserl and others (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.5

Avondale Financial Corp. 1995 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Old MB Financial (then known as Avondale Financial Corp.) (No. 33-98860))

10.6	Coal City Corporation 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))
10.7

MB Financial, Inc. 1997 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24566-01))

10.8

Amended and Restated MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-24566-01))

10.9

Amended and Restated MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-24566-01))

10.10

Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to Old MB Financial’s (then known as Avondale Financial Corp.) Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24566))

10.11

Non-Competition Agreement between the Registrant and E.M. Bakwin (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.12

Non-Competition Agreement between the Registrant and Kenneth A. Skopec (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.13

Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

EXHIBIT INDEX
Exhibit Number	Description
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