Form 10-Q
period 2006-06-30
MB FINANCIAL INC     /MD
filed 2006-08-04
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

YES: ☐NO: ☒

There were outstanding 28,146,554shares of the registrant’s common stock as of August 4, 2006.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2006

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2006 (Unaudited) and December 31, 2005	3

	Consolidated Statements of Income for the Three and Six Months ended June 30, 2006 and 2005 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2006 and 2005 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6 - 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30 - 33

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	34

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 6.	Exhibits	34

	Signatures	35

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005 (2005 restated for SFAS 123R)
(Amounts in thousands, except common share data)
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Cash and due from banks	$101,689	$92,001
Interest bearing deposits with banks	10,271	12,783
Federal funds sold	6,454	-
Investment securities available for sale	1,327,019	1,405,844
Loans held for sale	591	500
Loans (net of allowance for loan losses of $45,716 at June 30, 2006
and $44,979 at December 31, 2005)	3,947,695	3,701,203
Lease investments, net	66,331	65,696
Premises and equipment, net	147,201	147,701
Cash surrender value of life insurance	92,080	90,194
Goodwill, net	125,358	125,010
Other intangibles, net	12,118	12,594
Other assets	72,076	65,539

Total assets	$5,908,883	$5,719,065

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing	$688,214	$694,548
Interest bearing	3,791,709	3,507,152
Total deposits	4,479,923	4,201,700
Short-term borrowings	622,948	745,647
Long-term borrowings	109,664	71,216
Junior subordinated notes issued to capital trusts	123,526	123,526
Accrued expenses and other liabilities	61,545	69,990
Total liabilities	5,397,606	5,212,079

Stockholders' Equity
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued
28,916,945 shares at June 30, 2006 and 28,912,803 at December 31, 2005)	289	289
Additional paid-in capital	142,489	141,745
Retained earnings	416,214	390,407
Accumulated other comprehensive (loss)	(20,108)	(9,453)
Less: 785,241 and 453,461 shares of treasury stock, at cost, at June 30,
2006 and December 31, 2005, respectively	(27,607)	(16,002)
Total stockholders' equity	511,277	506,986

Total liabilities and stockholders' equity	$5,908,883	$5,719,065

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(2005 restated for SFAS 123R)
(Amounts in thousands, except common share data)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Interest income:
Loans	$74,350	$57,193	$143,061	$108,608
Investment securities:
Taxable	12,009	12,301	24,293	24,340
Nontaxable	2,779	2,499	5,438	4,921
Federal funds sold	71	-	93	1
Other interest bearing accounts	108	75	229	157
Total interest income	89,317	72,068	173,114	138,027

Interest expense:
Deposits	31,993	19,127	59,274	35,372
Short-term borrowings	6,801	4,884	14,502	8,555
Long-term borrowings and junior subordinated notes	3,585	2,370	6,858	4,728
Total interest expense	42,379	26,381	80,634	48,655
Net interest income	46,938	45,687	92,480	89,372

Provision for loan losses	1,500	3,000	2,600	5,400

Net interest income after provision for loan losses	45,438	42,687	89,880	83,972

Other income:
Loan service fees	1,291	1,396	3,043	2,552
Deposit service fees	4,887	4,866	9,660	9,538
Lease financing, net	3,398	3,225	6,642	6,830
Brokerage fees	2,431	2,022	4,737	4,141
Trust and asset management fees	1,449	1,282	2,854	2,664
Net (loss) gain on sale of investment securities available for sale	(25)	2,067	(406)	2,128
Increase in cash surrender value of life insurance	928	980	1,886	1,933
Net gain on sale of other assets	4	-	1,101	1
Merchant card processing	870	537	1,594	949
Other operating income	1,114	1,331	2,455	2,586
	16,347	17,706	33,566	33,322

Other expense:
Salaries and employee benefits	20,669	18,943	40,969	37,292
Occupancy and equipment expense	6,042	5,825	11,985	11,130
Computer services expense	1,647	1,452	3,252	2,717
Advertising and marketing expense	1,208	1,427	2,438	2,175
Professional and legal expense	506	698	1,064	1,357
Brokerage fee expense	1,301	1,014	2,494	2,013
Telecommunication expense	583	885	1,319	1,560
Other intangibles amortization expense	236	250	476	517
Merchant card processing	800	482	1,476	878
Other operating expenses	4,323	3,931	8,692	7,760
	37,315	34,907	74,165	67,399

Income before income taxes	24,470	25,486	49,281	49,895

Income taxes	7,324	7,924	14,996	15,493

Net Income	$17,146	$17,562	$34,285	$34,402

Common share data:

Basic earnings per common share	$0.61	$0.62	$1.22	$1.21
Diluted earnings per common share	$0.60	$0.61	$1.19	$1.18
Weighted average common shares outstanding	28,130,670	28,357,533	28,209,289	28,447,284
Diluted weighted average common shares outstanding	28,636,728	28,916,117	28,718,808	29,107,481
See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(2005 restated for SFAS 123R)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash Flows From Operating Activities:
Net income	$34,285	$34,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,856	17,113
Amortization of restricted stock awards	589	363
Compensation expense for stock option grants	1,052	1,172
Gain on sales of premises and equipment and leased equipment	(1,587)	(129)
Amortization of other intangibles	476	517
Provision for loan losses	2,600	5,400
Deferred income tax benefit	(3,675)	(5,956)
Amortization of premiums and discounts on investment securities, net	4,614	7,826
Purchase of trading securities	(6,392)	-
Proceeds from the sales of trading securities	6,397	-
Net gain on sale of trading securities	(5)	-
Net (gain) loss on sale of investment securities available for sale	411	(2,128)
Proceeds from sale of loans held for sale	6,802	5,805
Origination of loans held for sale	(6,783)	(5,599)
Net gains on sale of loans held for sale	(110)	(134)
Increase in cash surrender value of life insurance	(1,886)	(1,933)
Deferred gain amortization on interest only securities pool termination	(718)	(431)
Increase in other assets	(6,513)	(15,127)
Decrease in other liabilities, net	(650)	(8,575)
Net cash provided by operating activities	47,763	32,586

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	47,506	174,483
Proceeds from maturities and calls of investment securities available for sale	92,124	87,371
Purchase of investment securities available for sale	(82,220)	(286,501)
Net increase in loans	(249,092)	(306,328)
Purchases of premises and equipment and leased equipment	(20,259)	(25,102)
Proceeds from sales of premises and equipment and leased equipment	3,573	2,372
Cash paid, net of cash and cash equivalents in acquisitions	(348)	-
Principal paid on lease investments	(628)	(1,397)
Net cash used in investing activities	(209,344)	(355,102)

Cash Flows From Financing Activities:
Net increase in deposits	278,221	209,162
Net increase (decrease) in short-term borrowings	(122,699)	121,970
Proceeds from long-term borrowings	52,112	8,372
Principal paid on long-term borrowings	(13,663)	(12,832)
Treasury stock transactions, net	(11,605)	(8,091)
Stock options exercised	906	2,817
Excess tax benefits from share-based payment arrangements	418	1,102
Dividends paid on common stock	(8,479)	(7,419)
Net cash provided by financing activities	175,211	315,081

Net (decrease) increase in cash and cash equivalents	$13,630	$(7,435)

Cash and cash equivalents:
Beginning of period	104,784	105,437

End of period	$118,414	$98,002

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$77,352	$46,302
Income tax paid, net	21,986	5,631

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$-	$529

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the Company) and its subsidiaries, including its two wholly owned national bank subsidiaries, MB Financial Bank, N.A. (MB Financial Bank) and Union Bank, N.A. (Union Bank). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company adopted SFAS No. 123R in the first quarter of 2006, using modified retrospective application. SFAS No. 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant date fair value of those awards. SFAS No. 123R also requires excess tax benefits related to stock option exercises to be reported as a financing cash flow. The Company now estimates future forfeitures as required by the Statement, rather than recording actual forfeitures as they occur. As a result of adopting the Statement using the modified retrospective application, all prior period information has been restated. As a result of this restatment, as of December 31, 2005, retained earnings decreased $7.4 million, additional paid in capital increased $11.0 million and deferred tax assets increased $3.6 million. These changes reflect the compensation expense for prior stock option grants to employees and the related tax benefits. See Note 6 below.

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

NOTE 2. PENDING ACQUISITION

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

In the transaction, First Oak Brook will merge with and into Acquisition Corp., with Acquisition Corp. as the surviving entity. First Oak Brook stockholders will receive, in exchange for each share of First Oak Brook common stock they hold, consideration with a value equal to the sum of (1) 0.8304 multiplied by the average of the closing prices of the Company’s common stock for the five consecutive trading days ending on the second trading day before the date of completion of the merger and (2) $7.36.  Each First Oak Brook stockholder will be entitled to elect to receive their merger consideration in the form of the Company’s common stock, cash or a combination of both, subject to limitations and prorations such that the aggregate merger consideration will be paid approximately 80% in the Company’s common stock and approximately 20% in cash. The total number of shares the Company will issue and the total amount of cash the Company will pay in the transaction are approximately 8.4 million shares and $74.0 million, respectively, subject to adjustment as provided in the merger agreement.

The transaction, for which the requisite stockholder approvals have been received, is currently expected to be completed in the third quarter of 2006, subject to customary closing conditions and the receipt of all regulatory approvals.

NOTE 3.    COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain (loss) on investment securities available for sale arising during the periods, net of tax. The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income	$17,146	$17,562	$34,285	$34,402
Unrealized holding gains (losses) on investment securities, net of tax	(5,277)	5,317	(10,919)	(4,447)
Reclassification adjustments for (gains) losses included in net income, net of tax	16	(1,344)	264	(1,383)
Other comprehensive income (loss), net of tax	(5,261)	3,973	(10,655)	(5,830)
Comprehensive income	$11,885	$21,535	$23,630	$28,572

NOTE 4.    EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic:	2006	2005	2006	2005
Net income	$17,146	$17,562	$34,285	$34,402
Average shares outstanding	28,130,670	28,357,533	28,209,289	28,447,284
Basic earnings per share	$0.61	$0.62	$1.22	$1.21
Diluted:
Net income	$17,146	$17,562	$34,285	$34,402
Average shares outstanding	28,130,670	28,357,533	28,209,289	28,447,284
Net effect of dilutive stock options (1)	506,058	558,584	509,519	660,197
Total	28,636,728	28,916,117	$28,718,808	$29,107,481
Diluted earnings per share	$0.60	$0.61	$1.19	$1.18

(1)	Includes the common stock equivalents for stock options and restricted share rights that are dilutive.

NOTE 5.    GOODWILL AND INTANGIBLES

Goodwill is subject to at least annual assessments for impairment by applying a fair-value based test. An acquired intangible asset must be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. No impairment losses on goodwill or other intangibles were incurred in the six months ended June 30, 2006 or the year ended December 31, 2005.

The following table presents the changes in the carrying amount of goodwill during the six months ended June 30, 2006 and the year ended December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005

Balance at beginning of period	$125,010	$123,628
Goodwill from business combinations (1)	348	1,382
Balance at end of period	$125,358	$125,010

(1)
The purchase price paid for the Company’s acquisition of LaSalle Systems Leasing, Inc. in August of 2002 included a $4.0 million deferred payment tied to LaSalle’s operating results for a four year period subsequent to the acquisition date. The transaction has generated approximately $4.1 million in goodwill which includes a $348 thousand adjustment made in the second quarter of 2006 and a $1 million adjustment made in the fourth quarter of 2005 for deferred payments.

The Company has other intangible assets consisting of core deposit intangibles that have a weighted average original amortization period of approximately fifteen years. The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value during the six months ended June 30, 2006 and the year ended December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005

Balance at beginning of period	$12,594	$13,587
Amortization expense	(476)	(993)
Balance at end of period	$12,118	$12,594

Gross carrying amount	$29,261	$29,261
Accumulated amortization	(17,143)	(16,667)
Net book value	$12,118	$12,594

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2006	$463
2007	749
2008	945
2009	1,181
2010	1,315
Thereafter	7,465
$12,118

NOTE 6.    RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 7.     STOCK-BASED COMPENSATION

Statement 123R requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award. The Company adopted Statement 123R using “modified retrospective application”, electing to restate all prior periods.

Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee’s stock options equaled the market price of the underlying stock on the date of the grant. Compensation expense was only recognized in connection with the issuance of restricted stock. As the modified retrospective application was used to apply SFAS 123R, prior periods were restated to reflect the compensation cost related to stock options granted. The following table summarizes the impact of modified retrospective application on the previously reported results for the periods shown:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
		(In thousands, except per share data)
	(In thousands, except per share data)

Income before income taxes, originally reported	$26,141	$51,067
Stock-based compensation expense under the fair value method	(655)	(1,172)
Income before income taxes, restated	$25,486	$49,895

Net Income, originally reported	$17,987	$35,164
Stock-based compensation expense under the fair value method,
net of tax	(425)	(762)
Net Income, restated	$17,562	$34,402

Net income per share (basic), originally reported	$0.63	$1.24
Net income per share (basic), restated	0.62	1.21

Net income per share (diluted), originally reported	$0.62	$1.21
Net income per share (diluted), restated	0.61	1.18

Total option related expense for the three months ended June 30, 2006 of $510 thousand ($332 thousand after tax), or $0.01 for basic and diluted earnings per share, is attributable to the Company’s adoption of SFAS 123R. Total option related expense for the six months ended June 30, 2006 of $1.1 million ($684 thousand after tax), or $0.02 for basic and diluted earnings per share, is attributable to the Company’s adoption of SFAS 123R.

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

The following table provides information about options outstanding for the six months ended June 30, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(in millions)

Options outstanding as of December 31, 2005	1,870,353	$25.29
Granted	-	$0.00
Exercised	(60,222)	$15.05
Expired or cancelled	-	$0.00
Forfeited	(29,432)	$30.07
Options outstanding as of June 30, 2006	1,780,699	$25.56	6.02	$ 17.5

Options exercisable as of June 30, 2006	703,614	$17.44	4.01	$ 12.6

There were no grants during the six months ended June 30, 2006 and 2005.

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

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $1.2 million and $4.4 million, respectively.

The following is a summary of changes in nonvested restricted shares for the six months ended June 30, 2006:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Shares Outstanding at December 31, 2005	80,018	$37.68
Granted	5,731	35.46
Vested	(2,515)	39.03
Cancelled	(1,589)	36.41
Shares Outstanding at June 30, 2006	81,645	$36.29

As of June 30, 2006, there was $4.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.

NOTE 8.    SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30,		December 31,
	2006		2005
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

Federal funds purchased	-%	$-	4.46%	$30,600
Assets sold under agreements to repurchase:
Customer repurchase agreements	3.20	230,726	2.47	196,024
Company repurchase agreements	5.11	195,021	4.35	281,305
Federal Home Loan Bank advances	4.92	197,201	4.43	237,718

	4.34%	$622,948	3.89%	$745,647

Assets sold under agreements to repurchase are agreements in which the Company acquires funds by selling securities or lease loans to another party under a simultaneous agreement to repurchase the same securities or lease loans at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. Assets sold under agreements to repurchase totaled $425.7 million and $477.3 million at June 30, 2006 and December 31, 2005, respectively.

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $197.2 million in fixed rate advances at June 30, 2006, and $192.7 million in fixed rate advances and a $45.0 million overnight advance at December 31, 2005. At June 30, 2006, fixed rate advances had effective interest rates, net of premiums, ranging from 2.06% to 5.50% and were subject to a prepayment fee. At June 30, 2006, the advances had maturities ranging from July 2006 to June 2007.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, securities and first mortgage loans with unpaid principal balances aggregating no less than 133% of the outstanding secured advances from the Federal Home Loan Bank.

The Company has a $30 million correspondent bank line of credit which has certain debt covenants that require the Company to maintain “Well Capitalized” capital ratios, to have no other debt except in the usual course of business, and requires the Company to maintain minimum financial ratios on return on assets and earnings as well as maintain minimum financial ratios related to the loan loss allowance. The Company was in compliance with such debt covenants as of June 30, 2006. The correspondent bank line of credit, which is used for short-term liquidity purposes, is secured by the stock of MB Financial Bank, and its terms are renewed annually. As of June 30, 2006 and December 31, 2005, no balance was outstanding on the correspondent bank line of credit.

NOTE 9.    LONG-TERM BORROWINGS

The Company had Federal Home Loan Bank advances with maturities greater than one year of $93.5 million and $53.6 million at June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006, the advances had fixed terms with effective interest rates, net of premiums, ranging from 2.84% to 5.87%.

The Company had notes payable to banks totaling $9.2 million and $10.6 million at June 30, 2006 and December 31, 2005, respectively, which as of June 30, 2006, were accruing interest at rates ranging from 1.20% to 9.50%. Lease investments includes equipment with an amortized cost of $12.5 million and $14.7 million at June 30, 2006 and December 31, 2005, respectively, that is pledged as collateral on these notes.

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

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2006	$3,855
2007	12,839
2008	69,600
2009	1,404
2010	1,013
Thereafter	20,953
$109,664

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2006 and December 31, 2005 (in thousands):

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of June 30, 2006, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

On July 27, 2006, the Company issued $10.0 million of trust preferred securities through MB Financial Capital Trust III. See Note 13. Subsequent Event.

NOTE 11.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps to hedge its interest rate risk. The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $18.4 million and $216.4 million, respectively, at June 30, 2006. For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense. When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts. The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income. The net amount receivable (payable) for the six months ended June 30, 2006 and 2005 was approximately $1.3 million and $750 thousand, respectively. The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount. At June 30, 2006, the Company's credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30, 2006					December 31, 2005
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value

Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$18,383	$1,049	5.9	7.26%	6.03%	$28,553	$837
Pay variable/receive fixed swaps (2)	216,387	(8,942)	5.7	4.59%	5.19%	218,851	(5,454)

Non-hedging derivative instruments (3):
Pay fixed/receive variable swaps	49,712	2,200	7.5	7.03%	6.63%	33,932	(603)
Pay variable/receive fixed swaps	53,325	(2,411)	7.5	6.52%	6.90%	35,081	568
Total portfolio swaps	$337,807	$(8,104)	6.3	5.40%	5.72%	$316,417	$(4,652)
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

At June 30, 2006 and December 31, 2005, the following financial instruments were outstanding whose contract amounts represent off-balance sheet credit risk (in thousands):

	Contract Amount
	June 30, 2006	December 31, 2005
Commitments to extend credit:
Home equity lines	$241,018	$194,579
Other commitments	1,045,251	913,142

Letters of credit:
Standby	80,249	76,651
Commercial	33,652	32,781

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years. These letters of credit may also be extended or amended from time to time depending on the bank customer's needs. As of June 30, 2006, the maximum remaining term for any standby letter of credit was May 15, 2011. A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At June 30, 2006, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $4.5 million to $113.9 million from $109.4 million at December 31, 2005. Of the $113.9 million in commitments outstanding at June 30, 2006, approximately $34.5 million of the letters of credit have been issued or renewed since December 31, 2005. The Company had a $1.1 million liability recorded as of June 30, 2006 relating to these commitments.

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

NOTE 13.    SUBSEQUENT EVENT

On July 27, 2006, the Company issued $10.0 million in trust preferred securities (the “Capital Securities”) through MB Financial Capital Trust III (the “Trust”), a Delaware statutory trust formed by the Company.  The Capital Securities pay cumulative cash distributions quarterly at a rate per annum, reset quarterly, equal to the 3-month London Interbank Offered Rate (“LIBOR”) plus 150 basis points.  Proceeds from the sale of the Capital Securities were invested by the Trust in floating rate (3-month LIBOR plus 150 basis points) Junior Subordinated Deferrable Interest Debentures (“Debentures”) issued by the Company which represents all of the assets of the Trust.  The Capital Securities are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures at the stated maturity in the year 2036 or the earlier redemption of the Junior Subordinated Debentures.   The Junior Subordinated Debentures may be redeemed at par on or after September 23, 2011, or at a declining premium to par prior to that date upon the occurrence of specified events that would have a negative tax effect on the Company or the Trust, would cause the Capital Securities to no longer qualify as Tier 1 capital or would result in the Trust being required to register as an investment company.

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

Overview

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities less provision for loan losses. Additionally, our net income is affected by other income and other expenses. The provision for loan losses reflects the amount that we believe is adequate to cover probable credit losses in the loan portfolio. Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, brokerage fees, trust and asset management fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net gains on sale of other assets, merchant card processing fees and other operating income. Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, merchant card processing expense and other operating expenses.

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

Our net income was $17.1 million for the second quarter of 2006, compared to $17.6 million for the second quarter of 2005. Our 2006 second quarter results generated an annualized return on average assets of 1.17% and an annualized return on average equity of 13.50%, compared to 1.28% and 14.51%, respectively, for the same period in 2005. Fully diluted earnings per share for the second quarter of 2006 decreased to $0.60 compared to $0.61 per share in the 2005 second quarter.

Compared to the second quarter of 2005, the second quarter of 2006 reflected an increase in net interest income and a decrease in provision for loan losses, offset by a decrease in net gain on sale of investment securities, an increase in salaries and employee benefits expense, occupancy and equipment expense and other operating expenses. Net interest income increased in the second quarter of 2006 primarily due to a 6.5% increase in average interest earning assets as a result of organic growth. Salaries and employee benefits expense increased primarily due to organic growth.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases. Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a quarterly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected. At June 30, 2006, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $30.5 million. See Note 1 and Note 6 of the notes to our December 31, 2005 audited consolidated financial statements for additional information.

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

Results of Operations

Second Quarter Results

Net income was $17.1 million for the second quarter of 2006, compared to $17.6 million for the second quarter of 2005. The results for the second quarter of 2006 generated an annualized return on average assets of 1.17% and an annualized return on average equity of 13.50%, compared to 1.28% and 14.51%, respectively, for the same period in 2005.

Net interest income was $46.9 million for the three months ended June 30, 2006, an increase of $1.3 million, or 2.7% from $45.7 million for the comparable period in 2005. Net interest income grew primarily due to a $324.5 million, or 6.5% increase in average interest earning assets as a result of organic growth. The net interest margin, expressed on a fully tax equivalent basis, was 3.66% for the second quarter of 2006 and 3.78% for the second quarter of 2005.

The provision for loan losses was $1.5 million in the second quarter of 2006 compared to $3.0 million in the second quarter of 2005. Net charge-offs were $870 thousand in the quarter ended June 30, 2006 compared to $2.0 million in the quarter ended June 30, 2005. See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income for the quarter ended June 30, 2006 decreased $1.4 million, or 7.7% to $16.3 million compared to $17.7 million in the second quarter in 2005. Net gains on sale of investment securities decreased by $2.1 million as a net loss of $25 thousand was realized in the second quarter of 2006 compared to net gains of $2.1 million in the second quarter of 2005. Investment security sales are periodically made as part of our ongoing strategy to maintain good long-term investment portfolio returns. Partially offsetting this decrease, brokerage fee income increased by $409 thousand to $2.4 million and merchant card processing income increased by $333 thousand to $870 thousand.

Other expense increased $2.4 million, or 6.9% to $37.3 million for the quarter ended June 30, 2006 from $34.9 million for the quarter ended June 30, 2005. Salaries and employee benefits increased by $1.7 million, primarily due to organic growth and partially due to the hiring of additional personnel needed to support the extension of branch office hours as part of the Company’s new deposit gathering strategy, initiated in the third quarter of 2005. The increase due to the new deposit gathering strategy was approximately $250 thousand for the second quarter of 2006. Occupancy and equipment expense increased by $217 thousand primarily due to increases in repair and maintenance expense and depreciation expense of $402 thousand and $254 thousand, respectively. The increases in repair and maintenance expense and depreciation expense were primarily due to additional branch office locations. These increases were partially offset by a decrease in office rental expense of $459 thousand. Office rental expense decreased by approximately $200 thousand due to the purchase of the land at the Company’s operations center in Rosemont, Illinois, for $14.2 million in July 2005. The land had previously been leased in conjunction with the corresponding 2003 purchase of the Rosemont building. Brokerage fees expense increased by $287 thousand due to increased brokerage volume. Merchant card processing expense increased by $318 thousand due to an increase in transactions processed in the second quarter of 2006 compared to the second quarter of 2005. Other operating expenses increased by $392, partially due to an increase in stationary printing and supplies expense of $187 thousand.

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R), using the modified retrospective application. See note 7 of Notes to Consolidated Financial Statements. Statement 123R requires the recognition of compensation expense for stock options and, under the modified retrospective application, prior period results are restated. As a result, previously reported diluted net income per share for the three months ended June 30, 2005 was reduced by $0.01. The impact on the three months ended June 30, 2006 due to the adoption of Statement 123R was also $0.01.

Income tax expense for the three months ended June 30, 2006 decreased $600 thousand to $7.3 million compared to $7.9 million for the same period in 2005. The effective tax rate was 29.9% and 31.1% for the quarter ended June 30, 2006 and 2005, respectively.

Year-To-Date Results

Net income was $34.3 million for the first six months of 2006, compared to $34.4 million for the first six months of 2005. The results for the first six months of 2006 generated an annualized return on average assets of 1.19% and an annualized return on average equity of 13.55%, compared to 1.28% and 14.32%, respectively, for the first six months of 2005.

Net interest income was $92.5 million for the six months ended June 30, 2006, an increase of $3.1 million, or 3.5% from $89.4 million for the comparable period in 2005. Net interest income grew primarily due to a $367.4 million, or 7.5% increase in average interest earning assets as a result of organic growth. The net interest margin, expressed on a fully tax equivalent basis, was 3.66% for the first six months of 2006 and 3.79% for the first six months of 2005.

The provision for loan losses was $2.6 million in the first six months of 2006 compared to $5.4 million in the first six months of 2005. Net charge-offs were $1.9 million in the six months ended June 30, 2006 compared to $4.9 million in the six months ended June 30, 2005. See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income increased $244 thousand, or 0.7% to $33.6 million for the six months ended June 30, 2006 from $33.3 million for the six months ended June 30, 2005. Net gain on sale of other assets increased by $1.1 million primarily due to the sale of excess space acquired through the Company’s acquisition of South Holland Bancorp in February 2003. Brokerage fee income increased $596 thousand during the first six months of 2006. Merchant card processing income increased by $645 thousand due to an increase in transactions processed during the first six months of 2006 compared to the first six months of 2005. Loan service fees increased by $491 thousand primarily due to a $304 thousand syndication fee realized in the first six months of 2006. Offsetting the increases above, net gains on sale of investment securities decreased by $2.5 million as a net loss of $406 thousand was realized in the first six months of 2006 compared to net gains of $2.1 million in the first six months of 2005.

Other expense increased by $6.8 million, or 10.0% to $74.2 million for the six months ended June 30, 2006 from $67.4 million for the six months ended June 30, 2005. Salaries and employee benefits increased by $3.7 million, primarily due to organic growth and partially due to the new deposit gathering strategy, initiated in the third quarter of 2005. The increase due to the new deposit gathering strategy was approximately $700 thousand for the six months ended June 30, 2006. Occupancy and equipment expense increased by $855 thousand primarily due to increases in repair and maintenance expense, depreciation expense, and property tax expense of $750 thousand, $662 thousand, and $318 thousand, respectively. The increases in repair and maintenance expense, depreciation, and property tax expense were primarily due to additional branch office locations. These increases were partially offset by a decrease in office rental expense of $648 thousand and an increase in building rental income of $348 thousand. Office rental expense decreased primarily due to the purchase of the land at the Company’s operations center in Rosemont, Illinois, for $14.2 million in July 2005. The land had previously been leased in conjunction with the corresponding 2003 purchase of the Rosemont building. The increase in building rental income was primarily due to additional tenants at the MB Financial Center operations facility located in Rosemont, Illinois. Brokerage fee expense increased by $481 thousand due to increased brokerage volume. Merchant card processing expense increased by $598 thousand due to an increase in transactions processed during the first six months of 2006 compared to the first six months of 2005. Other operating expenses increased by $932 thousand primarily due to increases in operating losses and stationary printing and supplies expense of $362 thousand and $180 thousand, respectively.

As a result of the Company’s adoption in the first quarter of 2006 of Statement 123R using modified retrospective application, previously reported diluted net income per share for the six months ended June 30, 2005 was reduced by $0.03. The impact on the six months ended June 30, 2006 due to the adoption of Statement 123R was $0.02.
Income tax expense for the six months ended June 30, 2006 decreased $497 thousand to $15.0 million compared to $15.5 million for the same period in 2005. The effective tax rate was 30.4% and 31.1% for the six months ended June 30, 2006 and 2005, respectively.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$3,934,669	$74,303	7.57%	$3,535,103	$57,162	6.49%
Loans exempt from federal income taxes (3)	4,075	71	6.89	2,975	48	6.38
Taxable investment securities	1,051,591	12,009	4.57	1,163,316	12,301	4.23
Investment securities exempt from federal income taxes (3)	304,718	4,276	5.55	273,336	3,845	5.56
Federal funds sold	5,843	71	4.81	-	-	-
Other interest bearing deposits	11,154	108	3.88	12,816	75	2.35
Total interest earning assets	5,312,050	90,838	6.86	4,987,546	73,431	5.91
Non-interest earning assets	554,943			510,322
Total assets	$5,866,993			$5,497,868

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$723,762	$3,785	2.10%	$772,767	$2,432	1.26%
Savings deposits	452,916	779	0.69	516,318	799	0.62
Time deposits	2,565,295	27,429	4.29	2,133,830	15,896	2.99
Short-term borrowings	641,259	6,801	4.25	701,732	4,884	2.79
Long-term borrowings and junior subordinated notes	236,611	3,585	5.99	168,262	2,370	5.57
Total interest bearing liabilities	4,619,843	42,379	3.68	4,292,909	26,381	2.46
Non-interest bearing deposits	677,014			665,188
Other non-interest bearing liabilities	60,570			54,428
Stockholders’ equity	509,566			485,343
Total liabilities and stockholders’ equity	$5,866,993			$5,497,868
Net interest income/interest rate spread (4)		$48,459	3.18%		$47,050	3.45%
Taxable equivalent adjustment		1,521			1,363
Net interest income, as reported		$46,938			$45,687
Net interest margin (5)			3.54%			3.67%
Tax equivalent effect			0.12%			0.11%
Net interest margin on a fully tax equivalent basis (5)			3.66%			3.78%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $1.9 million and $2.1 million for the three months ended June 30, 2006 and 2005, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $1.4 million, or 3.0% to $48.5 million for the three months ended June 30, 2006 from $47.1 million for the three months ended June 30, 2005. Tax-equivalent interest income increased by $17.4 million due to a $324.5 million, or 6.5% increase in average interest earning assets. The yield on average interest earning assets increased 95 basis points to 6.86% due to the increase in market interest rates. Interest expense increased by $16.0 million as average interest bearing liabilities increased by $326.9 million, while their cost increased by 122 basis points to 3.68%, also due to the increase in market interest rates. The increase in average interest earning assets and average interest bearing liabilities was due to continued organic growth.

The net interest margin expressed on a fully tax equivalent basis for the second quarter of 2006 decreased by 12 basis points from 3.78% in the second quarter of 2005 primarily due to the flattening yield curve and tightening credit spreads on loans.

The net interest margin expressed on a fully tax equivalent basis increased by 1 basis point from 3.65% in the first quarter of 2006 to 3.66% in the second quarter of 2006.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$3,865,554	$142,985	7.46%	$3,459,486	$108,546	6.33%
Loans exempt from federal income taxes (3)	3,481	117	6.69	2,992	96	6.38
Taxable investment securities	1,079,558	24,293	4.50	1,150,493	24,340	4.23
Investment securities exempt from federal income taxes (3)	298,708	8,367	5.57	268,466	7,571	5.61
Federal funds sold	3,918	93	4.72	72	1	2.76
Other interest bearing deposits	12,202	229	3.78	14,480	157	2.19
Total interest earning assets	5,263,421	176,084	6.75	4,895,989	140,711	5.80
Non-interest earning assets	552,614			506,230
Total assets	$5,816,035			$5,402,219

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$717,647	$6,911	1.94%	$785,736	$4,601	1.18%
Savings deposits	461,900	1,647	0.72	521,941	1,603	0.62
Time deposits	2,475,260	50,717	4.13	2,048,647	29,168	2.87
Short-term borrowings	691,313	14,502	4.23	678,423	8,555	2.54
Long-term borrowings and junior subordinated notes	227,515	6,858	6.00	170,862	4,728	5.50
Total interest bearing liabilities	4,573,635	80,635	3.56	4,205,609	48,655	2.33
Non-interest bearing deposits	670,697			657,810
Other non-interest bearing liabilities	61,472			54,182
Stockholders’ equity	510,231			484,618
Total liabilities and stockholders’ equity	$5,816,035			$5,402,219
Net interest income/interest rate spread (4)		$95,449	3.19%		$92,056	3.47%
Taxable equivalent adjustment		2,969			2,684
Net interest income, as reported		$92,480			$89,372
Net interest margin (5)			3.54%			3.68%
Tax equivalent effect			0.12%			0.11%
Net interest margin on a fully tax equivalent basis (5)			3.66%			3.79%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $3.6 million and $3.8 million for the six months ended June 30, 2006 and 2005, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $3.4 million, or 3.7% to $95.4 million for the six months ended June 30, 2006 from $92.1 million for the six months ended June 30, 2005. Tax-equivalent interest income increased by $35.4 million due to a $367.4 million, or 7.5% increase in average interest earning assets. The yield on average interest earning assets increased 95 basis points to 6.75% due to the increase in market interest rates. Interest expense increased by $32.0 million as average interest bearing liabilities increased by $368.0 million, while their cost increased by 123 basis points to 3.56%, also due to the increase in market interest rates. The increase in average interest earning assets and average interest bearing liabilities was due to continued organic growth.

The net interest margin expressed on a fully tax equivalent basis for the six months ended June 30, 2006 decreased by 13 basis points from 3.79% for the six months ended June 30, 2005 primarily due to the flattening yield curve and tightening credit spreads on loans.

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

	Three Months Ended			Six Months Ended
	30-Jun-06			30-Jun-06
	Compared to June 30, 2005			Compared to June 30, 2005
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change

Interest Earning Assets:
Loans	$6,897	$10,244	$17,141	$13,644	$20,795	$34,439
Loans exempt from federal income taxes (1)	19	4	23	16	5	21
Taxable investment securities	(1,233)	941	(292)	(1,547)	1,500	(47)
Investment securities exempt from federal Income taxes (1)	440	(9)	431	847	(51)	796
Federal funds sold	71	-	71	90	2	92
Other interest bearing deposits	(11)	44	33	(28)	100	72
Total increase (decrease) in interest income	6,183	11,224	17,407	13,022	22,351	35,373

Interest Bearing Liabilities:
NOW and money market deposit accounts	(163)	1,516	1,353	(429)	2,739	2,310
Savings deposits	(104)	84	(20)	(196)	240	44
Time deposits	3,658	7,875	11,533	6,932	14,617	21,549
Short-term borrowings	(452)	2,369	1,917	165	5,782	5,947
Long-term borrowings and junior subordinated notes	1,025	190	1,215	1,678	452	2,130
Total increase (decrease) in interest expense	3,964	12,034	15,998	8,150	23,830	31,980
Increase (decrease) in net interest income	$2,219	($810)	$1,409	$4,872	($1,479)	$3,393

(1) Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets increased $189.8 million or 3.3% from $5.7 billion at December 31, 2005 to $5.9 billion at June 30, 2006. Net loans increased by $246.5 million, or 6.7% to $3.9 billion at June 30, 2006. In aggregate, commercial related credits grew by $230.4 million, or 14.9% on a combined annualized basis. See “Loan Portfolio” section below for further analysis. Investment securities available for sale decreased by $78.8 million, or 5.6% to $1.3 billion at June 30, 2006.

Total liabilities increased by $185.5 million, or 3.6% to $5.4 billion at June 30, 2006 from $5.2 billion at December 31, 2005. Total deposits grew by $278.2 million or 6.6% to $4.5 billion during that same period, primarily due to an increase in brokered deposits of $237.0 million. Short-term borrowings decreased by $122.7 million, or 16.5%, primarily due to decreases in securities sold under agreement to repurchase, Federal Home Loan Bank advances, and federal funds purchased of $51.6 million, $40.5 million and $30.6 million, respectively. Long-term borrowings increased by $38.4 million primarily due to an increase in Federal Home Loan Bank advances of $40.7 million.

Total stockholders’ equity increased $4.3 million, or 0.8% to $511.3 million at June 30, 2006 compared to $507.0 million at December 31, 2005. Retained earnings increased by $25.8 million due to net income of $34.3 million, partially offset by $8.5 million or $0.30 per share, in cash dividends. Treasury stock increased by $11.6 million resulting primarily from the repurchase of 393,681 outstanding shares. Accumulated other comprehensive income declined by $10.7 million due to an unrealized change in market value on investment securities available for sale.

At June 30, 2006, the Company’s total risk-based capital ratio was 12.44%; Tier 1 capital to risk-weighted assets ratio was 11.29% and Tier 1 capital to average asset ratio was 8.99%. MB Financial Bank, N.A. and Union Bank, N.A. were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at June 30, 2006.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):
	June 30,		December 31,		June 30,
	2006		2005		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial loans	$917,260	23%	$833,046	22%	$801,253	22%
Commercial loans collateralized by assignment of lease payments	364,517	9%	299,053	8%	269,941	7%
Commercial real estate	1,431,571	36%	1,456,585	39%	1,431,125	39%
Residential real estate	405,579	10%	387,167	10%	419,873	12%
Construction real estate	627,189	16%	521,434	14%	463,410	13%
Consumer loans	247,295	6%	248,897	7%	261,407	7%
Gross loans (1)	3,993,411	100%	3,746,182	100%	3,647,009	100%
Allowance for loan losses	(45,716)		(44,979)		(44,790)
Net loans	$3,947,695		$3,701,203		$3,602,219

(1)	Gross loan balances at June 30, 2006, December 31, 2005, and June 30, 2005 are net of unearned income, including net deferred loan fees of $3.2 million, $3.6 million, and $3.7 million, respectively.

Net loans increased by $246.5 million, or 13.4% on an annualized basis, to $3.9 billion at June 30, 2006 from $3.7 billion at December 31, 2005. The above increases in commercial related credits were primarily due to growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development.

Net loans increased by $345.5 million, or 9.6%, to $3.9 billion at June 30, 2006 from $3.6 billion at June 30, 2005. The above increases in commercial related credits were primarily due to growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development. These increases were partially offset by decreases in residential real estate and consumer loans resulting from pay downs on the existing portfolio. Most residential real estate loans originated continue to be sold to third party investors.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollar amounts in thousands):

	June 30, 2006	December 31, 2005	June 30, 2005
Non-performing loans:
Non-accrual loans (1)	$16,920	$20,841	$23,888
Loans 90 days or more past due, still accruing interest	-	321	62
Total non-performing loans	16,920	21,162	23,950
Other real estate owned	37	354	285
Total non-performing assets	$16,957	$21,516	$24,235
Total non-performing loans to total loans	0.42%	0.56%	0.66%
Allowance for loan losses to non-performing loans	270.19%	212.55%	187.01%
Total non-performing assets to total assets	0.29%	0.38%	0.43%
Net loan charge-offs to average loans (annualized)	0.09%	0.23%	0.28%

(1)	Includes restructured loans totaling $542 thousand at June 30, 2005. There were no restructured loans at June 30, 2006 and December 31, 2005.

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

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Balance at beginning of period	$45,086	$43,820	$44,979	$44,266
Provision for loan losses	1,500	3,000	2,600	5,400
Charge-offs	(2,021)	(2,474)	(3,446)	(5,975)
Recoveries	1,151	444	1,583	1,099
Balance at June 30,	$45,716	$44,790	$45,716	$44,790
Total loans at June 30,	$3,993,411	$3,647,009	$3,993,411	$3,647,009
Ratio of allowance for loan losses to total loans	1.14%	1.23%	1.14%	1.23%

Net charge-offs decreased by $3.0 million to $1.9 million in the six months ended June 30, 2006 from $4.9 million in the six months ended June 30, 2005. A substantial portion of the Company’s charge-off activity in the six months ended June 30, 2005 was due to the charge-off of one construction real estate loan.

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

We define potential problem loans as loans rated substandard or doubtful which are included on the watch list presented to our bank subsidiaries’ boards of directors that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans), but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Our decision to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that we recognize potential problem loans carry a higher probability of default. The aggregate principal amounts of potential problem loans were $35.2 million as of June 30, 2006, and approximately $25.2 million as of December 31, 2005 and $22.1 million as of June 30, 2005. Potential problem loans increased $10.0 million from December 31, 2005 primarily due to one $8.2 million commercial loan classified as substandard at June 30, 2006 that was not considered substandard as of December 31, 2005.

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

Lease investments by categories follow (in thousands):

	June 30,	December 31,	June 30,
	2006	2005	2005

Direct finance leases:
Minimum lease payments	$41,322	$40,264	$36,244
Estimated unguaranteed residual values	5,303	4,801	4,333
Less: unearned income	(3,879)	(3,540)	(3,168)
Direct finance leases (1)	$42,746	$41,525	$37,409

Leveraged leases:
Minimum lease payments	$29,132	$36,109	$41,407
Estimated unguaranteed residual values	3,585	4,051	3,551
Less: unearned income	(1,956)	(2,649)	(3,441)
Less: related non-recourse debt	(27,466)	(34,018)	(38,777)
Leveraged leases (1)	$3,295	$3,493	$2,740

Operating leases:
Equipment, at cost	$134,615	$127,815	$129,670
Less accumulated depreciation	(68,284)	(62,119)	(69,235)
Lease investments, net	$66,331	$65,696	$60,435

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

The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $9.2 million at June 30, 2006, $10.6 million at December 31, 2005 and $11.0 million at June 30, 2005.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known. Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit. Individual lease transactions can, however, result in a loss. This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment. To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate. Often times, there are several individual lease schedules under one master lease. There were 1,562 leases at June 30, 2006 compared to 1,459 leases at December 31, 2005 and 1,416 leases at June 30, 2005. The average residual value per lease schedule was approximately $20 thousand at June 30, 2006, December 31, 2005 and June 30, 2005. The average residual value per master lease schedule was approximately $175 thousand at June 30, 2006, and $172 thousand at December 31, 2005.

At June 30, 2006, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term December 31,	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
2006	$867	$271	$4,715	$5,853
2007	1,924	1,181	5,046	8,151
2008	1,613	1,416	4,230	7,259
2009	591	456	2,546	3,593
2010	61	261	2,007	2,329
2011	247	-	3,050	3,297
	$5,303	$3,585	$21,594	$30,482

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At June 30, 2006		At December 31, 2005		At June 30, 2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$13,460	$13,354	$13,597	$13,550	$13,737	$13,859
U.S. Government agencies	339,749	333,228	335,032	332,270	324,398	324,541
States and political subdivisions	319,236	313,824	295,033	293,706	278,950	281,042
Mortgage-backed securities	574,045	556,468	652,428	642,576	667,529	662,561
Corporate bonds	58,695	57,640	60,046	59,443	36,164	36,404
Equity securities	52,709	52,466	64,253	64,299	82,789	82,992
Debt securities issued by foreign governments	39	39	-	-	25	25
Total	$1,357,933	$1,327,019	$1,420,389	$1,405,844	$1,403,592	$1,401,424

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income for the quarter, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $15.2 million to $47.8 million for the six months ended June 30, 2006 from $32.6 million for the six months ended June 30, 2005. Notable items in the 2006 include an $8.6 million lower net increase in other assets, and a $7.9 million lower net decrease in other liabilities. The lower net increase in other assets was primarily due to the decrease in accounts receivable for cash owed to the Company from outside parties for investment security sales as of June 30, 2005. The lower net decrease in other liabilities was primarily due to the increase in accounts payable for cash owed to outside parties for investment security purchases as of June 30, 2006. The Company, from time to time, will engage in the activity of trading securities. If engaging in trading activities, it is the Company’s policy to buy and sell securities within the same day.

Cash used in investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. Net cash used in investing activities decreased by $145.8 million to $209.3 million for the six months ended June 30, 2006 from $355.1 million for the six months ended June 30, 2005. The decrease was primarily due to a decrease in purchases of investment securities available for sale of $197.9, and a $57.2 million lower net increase in loans. These decreases were partially offset by a $127.0 million decrease in the proceeds from the sale of investment securities available for sale.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. Net cash provided by financing activities decreased by $139.9 million to $175.2 million for the six months ended June 30, 2006 from $315.1 million for the six months ended June 30, 2005. The decrease was primarily due to a $244.7 million decrease in net proceeds from short-term borrowings, partially offset by a $43.7 million increase in proceeds from long-term borrowings and a $69.1 million net increase in deposits.

We expect to have available cash to meet our liquidity needs. Liquidity management is monitored by an Asset/Liability Management Committee, consisting of members of management, and the boards of directors of both of our subsidiary banks, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments. In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. While, at June 30, 2006, there were no firm lending commitments in place, management believes that our banks could borrow approximately $279.7 million for a short time from these banks on a collective basis. Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and Union Bank is a member of the Federal Home Loan Bank of Topeka, Kansas and both banks have the ability to borrow from their respective Federal Home Loan Banks. We also have a $30 million correspondent bank line of credit at the holding company level. As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.

The following table summarizes our significant contractual obligations and other potential funding needs at June 30, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Time deposits	$2,597,230	$1,965,300	$443,369	$56,772	$131,789
Long-term borrowings	109,664	6,366	80,692	13,813	8,793
Junior subordinated notes issued to capital trusts	123,526	-	-	-	123,526
Operating leases	16,558	2,289	3,063	1,426	9,780
Capital expenditures	1,895	1,895	-	-	-
Total	$2,848,873	$1,975,850	$527,124	$72,011	$273,888
Commitments to extend credit and letters of credit	$1,400,170

Brokered time deposits maturing in 5 years or more are callable at the Company’s discretion semiannually.

At June 30, 2006, the Company’s total risk-based capital ratio was 12.44%; Tier 1 capital to risk-weighted assets ratio was 11.29% and Tier 1 capital to average asset ratio was 8.99%. MB Financial Bank, N.A. and Union Bank, N.A. were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at June 30, 2006.

Non-GAAP Financial Information

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis. Our management uses these non-GAAP measures in its analysis of our performance. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis to net interest margin are contained in the tables under “Net Interest Margin.”

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from our proposed merger with First Oak Brook might not be realized within the expected time frames, and costs or difficulties related to integration matters might be greater than expected; (2) the requisite regulatory approvals for our proposed merger with First Oak Brook might not be obtained or such regulatory approvals might be received later than expected; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and net interest margin; (6) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (7) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (8) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (9) our ability to access cost-effective funding; (10) changes in financial markets; (11) changes in economic conditions in general and in the Chicago metropolitan area in particular; (12) the costs, effects and outcomes of litigation; (13) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (14) changes in accounting principles, policies or guidelines; (15) our future acquisitions of other depository institutions or lines of business; (16) our deposit growth and deposit mix resulting from our new deposit gathering strategy may be less favorable than expected; and (17) the impact of the guidance recently prepared by the Office of the Comptroller of the Currency regarding concentrations in real estate lending.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2006 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2006 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 34%, 15% and 4%, respectively, in the first three months, 66%, 46%, and 13%, respectively, in the next nine months, 0%, 39% and 70%, respectively, from one year to five years, and 0%, 0%, and 13%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 92	92 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$8,644	$691	$936	$-	$10,271
Federal funds sold	6,454	-	-	-	6,454
Investment securities available for sale	115,445	217,984	561,615	431,975	1,327,019
Loans held for sale	591	-	-	-	591
Loans	2,403,322	477,397	1,071,108	41,584	3,993,411
Total interest earning assets	$2,534,456	$696,072	$1,633,659	$473,559	$5,337,746
Interest Bearing Liabilities:
NOW and money market deposit
accounts	$183,894	$420,796	$147,453	$-	$752,143
Savings deposits	17,693	57,504	309,635	57,504	442,336
Time deposits	1,069,079	1,071,040	454,798	2,313	2,597,230
Short-term borrowings	502,766	119,694	488	-	622,948
Long-term borrowings	8,907	4,126	87,823	8,808	109,664
Junior subordinated notes issued
to capital trusts	61,857	-	-	61,669	123,526
Total interest bearing liabilities	$1,844,196	$1,673,160	$1,000,197	$130,294	$4,647,847
Rate sensitive assets (RSA)	$2,534,456	$3,230,528	$4,864,187	$5,337,746	$5,337,746
Rate sensitive liabilities (RSL)	1,844,196	3,517,356	4,517,553	4,647,847	4,647,847
Cumulative GAP	690,260	(286,828)	346,634	689,899	689,899
(GAP=RSA-RSL)
RSA/Total assets	42.89%	54.67%	82.32%	90.33%	90.33%
RSL/Total assets	31.21%	59.52%	76.45%	78.65%	78.65%
GAP/Total assets	11.68%	(4.85)%	5.87%	11.68%	11.68%
GAP/RSA	27.24%	(8.88)%	7.13%	12.92%	12.92%

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

Based on simulation modeling which assumes immediate changes in interest rates at June 30, 2006 and December 31, 2005, we believe that our net interest income would change over a one-year period due to changes in interest rates as follows (dollars in thousands):

Immediate	Change in Net Interest Income Over One Year Horizon
Changes in	At June 30, 2006		At December 31, 2005
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$6,120	3.22%	$6,770	3.56%
+ 1.00	3,442	1.81	4,376	2.30
(1.00)	(5,727)	(3.01)	(6,006)	(3.16)
(2.00)	(13,381)	(7.03)	(14,893)	(7.83)

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

Gradual	Change in Net Interest Income Over One Year Horizon
Changes in	At June 30, 2006		At December 31, 2005
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$5,729	3.01%	$5,517	2.90%
+ 1.00	3,216	1.69	3,674	1.93
(1.00)	(3,844)	(2.02)	(4,002)	(2.11)
(2.00)	(8,554)	(4.49)	(9,084)	(4.78)

In both the immediate and gradual interest rate sensitivity tables above, changes in net interest income between June 30, 2006 and December 31, 2005 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

Management also reviews our interest rate sensitivity under certain scenarios in which the general shape of the yield curve changes. One such scenario is a gradual reversion to a normal yield curve, based on the mean value for the appropriate periods on the yield curve. Gradual reversion to a normal yield curve assumes a gradual decrease in short-term interest rates for 3 month rates and 1 year rates of 5.48% to 4.05% and 5.69% to 4.33%, respectively, and a gradual rise in long-term interest rates for 20 year rates and 30 year rates of 5.81% to 6.05 % and 5.81% to 6.08%, respectively. Under this scenario, our net interest income is projected to increase by $4.2 million over a one year period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2006 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended June 30, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. - OTHER INFORMATION
Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the following:

MB Financial may fail to realize all of the anticipated benefits of the merger.

The success of our pending merger with First Oak Brook will depend on, among other things, our ability to realize anticipated cost savings and to combine the businesses of MB Financial and First Oak Brook in a manner that does not materially disrupt the existing customer relationships of our companies or result in decreased revenues from our respective customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

MB Financial and First Oak Brook have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on the combined company following completion of the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any outstanding shares during the three months ended June 30, 2006. There was no outstanding publicly announced stock repurchase program during the three months ended June 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

On April 26, 2006, the Company held its Annual Meeting of Stockholders. Set forth below are the results of the election of directors, which was the only matter voted upon at the meeting.

Name	Votes For	Votes Withheld
David P. Bolger	17,851,528	3,705,368
Robert S. Engelman, Jr.	18,743,453	2,813,443
Alfred Feiger	18,843,722	2,713,174
Richard I. Gilford	20,631,379	925,517
Thomas H. Harvey	20,976,268	580,628
Ronald D. Santo	18,833,845	2,723,051

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.

Date: August 4, 2006 By: /s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2006 By: /s/ Jill E. York
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