Form 10-Q
period 2006-09-30
MB FINANCIAL INC     /MD
filed 2006-11-09
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

YES: ☐NO: ☒

There were outstanding 36,564,478 shares of the registrant’s common stock as of November 9, 2006.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2006

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2006 (Unaudited) and December 31, 2005	3

	Consolidated Statements of Income for the Three and Nine Months ended September 30, 2006 and 2005 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2006 and 2005 (Unaudited)	5 - 6

	Notes to Consolidated Financial Statements (Unaudited)	7 - 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 - 34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35 - 37

Item 4.	Controls and Procedures	37 - 38

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	38

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 6.	Exhibits	39

	Signatures	40

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005 (2005 restated for SFAS 123R)
(Amounts in thousands, except common share data)
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Cash and due from banks	$136,938	$92,001
Interest bearing deposits with banks	8,666	12,783
Federal funds sold	36,071	-
Investment securities available for sale	1,762,943	1,405,844
Trading securities	899	-
Loans held for sale	4,850	500
Loans (net of allowance for loan losses of $61,128 at September 30, 2006 and
$44,979 at December 31, 2005)	5,090,214	3,701,203
Lease investments, net	65,646	65,696
Premises and equipment, net	195,091	147,701
Cash surrender value of life insurance	119,657	90,194
Goodwill, net	379,867	125,010
Other intangibles, net	29,828	12,594
Other assets	130,454	65,539

Total assets	$7,961,124	$5,719,065

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing	$906,667	$694,548
Interest bearing	5,157,576	3,507,152
Total deposits	6,064,243	4,201,700
Short-term borrowings	511,005	745,647
Long-term borrowings	298,890	71,216
Junior subordinated notes issued to capital trusts	179,230	123,526
Accrued expenses and other liabilities	76,289	69,990
Total liabilities	7,129,657	5,212,079

Stockholders' Equity
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued
37,330,205 and 28,912,803 shares at September 30,2006 and
December 31, 2005)	373	289
Additional paid-in capital	439,906	141,745
Retained earnings	425,867	390,407
Accumulated other comprehensive loss	(8,699)	(9,453)
Less: 747,612 and 453,461 shares of treasury stock, at cost,
at September 30, 2006 and December 31, 2005	(25,980)	(16,002)
Total stockholders' equity	831,467	506,986

Total liabilities and stockholders' equity	$7,961,124	$5,719,065

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(2005 restated for SFAS 123R)
(Amounts in thousands, except common share data)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans	$87,959	$62,156	$231,020	$170,764
Investment securities:
Taxable	14,134	11,563	38,427	35,903
Nontaxable	3,054	2,536	8,492	7,457
Federal funds sold	46	24	139	25
Other interest bearing accounts	123	98	352	255
Total interest income	105,316	76,377	278,430	214,404

Interest expense:
Deposits	41,161	22,212	100,435	57,584
Short-term borrowings	7,818	5,346	22,320	13,901
Long-term borrowings and junior subordinated notes	4,583	2,632	11,441	7,360
Total interest expense	53,562	30,190	134,196	78,845
Net interest income	51,754	46,187	144,234	135,559

Provision for loan losses	4,000	1,750	6,600	7,150

Net interest income after provision for loan losses	47,754	44,437	137,634	128,409

Other income:
Loan service fees	1,110	1,413	4,153	3,965
Deposit service fees	5,157	5,065	14,817	14,603
Lease financing, net	2,832	3,557	9,474	10,387
Brokerage fees	2,568	1,973	7,305	6,115
Trust and asset management fees	1,736	1,705	4,590	4,368
Net gain (loss) on sale of securities available for sale	(121)	85	(527)	2,213
Increase in cash surrender value of life insurance	1,070	1,016	2,956	2,949
Net gain (loss) on sale of other assets	(296)	-	805	1
Merchant card processing	1,820	630	3,414	1,579
Other operating income	1,739	1,279	4,194	3,865
	17,615	16,723	51,181	50,045

Other expense:
Salaries and employee benefits	24,628	20,037	65,597	57,329
Occupancy and equipment expense	6,528	5,947	18,513	17,077
Computer services expense	1,801	1,430	5,053	4,147
Advertising and marketing expense	1,343	2,032	3,781	4,207
Professional and legal expense	784	733	1,848	2,090
Brokerage fee expense	1,405	957	3,899	2,970
Telecommunication expense	683	1,080	2,002	2,640
Other intangibles amortization expense	523	240	999	757
Merchant card processing	1,689	549	3,165	1,427
Other operating expenses	4,642	4,064	13,334	11,824
	44,026	37,069	118,191	104,468

Income before income taxes	21,343	24,091	70,624	73,986

Income taxes	6,602	7,445	21,598	22,938

Net Income	$14,741	$16,646	$49,026	$51,048

Common share data:
Basic earnings per common share	$0.47	$0.58	$1.67	$1.79
Diluted earnings per common share	$0.46	$0.57	$1.64	$1.77
Cash dividends declared per common share	$0.18	$0.15	$0.48	$0.41
Weighted average common shares outstanding	31,529,245	28,506,656	29,328,102	28,467,292
Diluted weighted average common shares outstanding	32,055,721	28,955,455	29,842,456	28,912,076
See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(2005 restated for SFAS 123R)
(Amounts in thousands)
(Unaudited)
	Nine months Ended September 30,
	2006	2005

Cash Flows From Operating Activities:
Net income	$49,026	$51,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,831	26,237
Amortization of restricted stock awards	988	635
Compensation expense for stock option grants	1,849	1,777
Gain on sales of premises and equipment and leased equipment	(920)	(520)
Amortization of other intangibles	999	757
Provision for loan losses	6,600	7,150
Deferred income tax benefit	2,023	(1,168)
Amortization of premiums and discounts on investment securities, net	6,117	9,416
Accretion of premiums and discounts on loans, net	(943)
Trading securities transactions, net	18	-
Net (gain) loss on sale of investment securities	527	(2,213)
Proceeds from sale of loans	360,870	16,220
Origination of loans held for sale	(19,772)	(15,832)
Net gains on sale of loans	(617)	(233)
Increase in cash surrender value of life insurance	(2,956)	(2,949)
Deferred gain amortization on interest only securities pool termination	(718)	(431)
Increase in other assets	(40,317)	(7,127)
Decrease in other liabilities, net	(9,364)	(8,766)
Net cash provided by operating activities	381,241	74,001

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	372,792	226,721
Proceeds from maturities and calls of investment securities available for sale	171,992	131,778
Purchase of investment securities available for sale	(163,079)	(381,141)
Net increase in loans	(321,277)	(360,027)
Purchases of premises and equipment and leased equipment	(30,372)	(53,696)
Proceeds from sales of premises and equipment and leased equipment	5,752	2,536
Cash paid, net of cash and cash equivalents in acquisitions	(58,978)	-
Principal paid on lease investments	(555)	(583)
Net cash used in investing activities	(23,725)	(434,412)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(20,211)	292,176
Net increase (decrease) in short-term borrowings	(281,173)	95,900
Proceeds from long-term borrowings	65,045	10,017
Principal paid on long-term borrowings	(49,785)	(23,790)
Proceeds from junior subordinated notes issued to capital trusts	30,000	35,000
Treasury stock transactions, net	(13,943)	(4,004)
Stock options exercised	2,361	3,973
Excess tax benefits from share-based payment arrangements	647	622
Dividends paid on common stock	(13,566)	(11,714)
Net cash (used in) provided by financing activities	(280,625)	398,180

Net increase in cash and cash equivalents	$76,891	$37,769

Cash and cash equivalents:
Beginning of period	104,784	105,437

End of period	$181,675	$143,206

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$132,689	$75,133
Income tax paid, net	31,336	13,582

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$-	$529
Loans securitized transferred to investment securities available for sale	$-	$12,088
See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$744,292	$-
Trading securities	898	-
Loans held for sale	1,471	-
Loans, net	1,418,638	-
Premises and equipment, net	48,703	-
Goodwill, net	253,390	-
Other intangibles, net	18,233	-
Cash surrender value of life insurance	26,507	-
Other assets	21,321	-
Total noncash assets acquired:	2,533,453	$-

Liabilities assumed:
Deposits	1,882,754	-
Short-term borrowings	46,532	-
Long-term borrowings	212,414	-
Junior subordinated notes issued to capital trusts	24,775	-
Accrued expenses and other liabilities	12,571	-
Total liabilities assumed:	2,179,046	-
Net noncash assets acquired:	$354,407	$-

Cash and cash equivalents acquired	$16,585	$-

Stock issuance in lieu of cash paid in acquisition	$296,896	$-

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the Company) and its subsidiaries, including its two wholly owned bank subsidiaries, MB Financial Bank, N.A. (MB Financial Bank), and Union Bank, N.A. (Union Bank), as well as Oak Brook Bank, a wholly owned subsidiary of the Company as of September 30, 2006 that was merged into MB Financial Bank on November 2, 2006. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company adopted SFAS No. 123R in the first quarter of 2006, using modified retrospective application. SFAS No. 123R requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant date fair value of those awards. SFAS No. 123R also requires excess tax benefits related to stock option exercises to be reported as a financing cash flow. The Company now estimates future forfeitures as required by the Statement, rather than recording actual forfeitures as they occur. As a result of adopting the Statement using the modified retrospective application, all prior period information has been restated. As a result of this restatement, as of December 31, 2005, retained earnings decreased $7.4 million, additional paid in capital increased $11.0 million and deferred tax assets increased $3.6 million. These changes reflect the compensation expense for prior stock option grants to employees and the related tax benefits. See Note 7 below.

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

NOTE 2.    BUSINESS COMBINATION

On August 25, 2006, the Company acquired First Oak Brook Bancshares, Inc. (FOBB), parent company of Oak Brook Bank, located in Oak Brook, Illinois for $371.0 million. The purchase price was paid through a combination of cash and the Company’s common stock totaling $74.1 million and $296.9 million (approximately 8.4 million shares), respectively. The transaction generated approximately $253.4 million in goodwill and $18.2 million in intangible assets subject to amortization. Oak Brook Bank was merged into MB Financial Bank on November 2, 2006.

The business combination was accounted for under the purchase method of accounting. Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired is recorded as goodwill.

Purchase Price of First Oak Brook (in thousands):
Market value (market value per share of $35.45) of MB Financial common stock to be issued	$296,896
Cash to be paid	74,095
Transaction costs, net of tax of $5,172	11,294
$382,285

Allocation of the purchase price
Historical net assets of First Oak Brook as of August 25, 2006	$135,493
Fair market value adjustments as of August 25, 2006
Loans	$(32,952)
Premises and Equipment	6,379
Goodwill	253,390
Core deposit intangibles	18,233
Junior subordinated debt issued to capital trusts	(1,379)
Other borrowings	(547)
Deferred taxes on purchase accounting adjustments	3,668
$382,285

Deferred taxes on purchase accounting adjustments netted with the deferred taxes on transaction costs	$8,840

The purchase accounting for the transaction is preliminary and may be subject to subsequent adjustments. Under purchase accounting rules, goodwill may fluctuate based on finalizing asset and liability fair value calculations and merger expense estimates. Subsequent to the issuance of the Company’s 2006 third quarter earnings release, further analysis of the purchase accounting adjustments resulted in a reduction in the fair value of total loans receivable and a corresponding increase in goodwill and deferred tax assets.

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company had the merger been completed as of the beginning of the period indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net interest income after provision for loan losses	$48,639	$59,821	$166,269	$173,816
Noninterest income	21,006	22,072	68,525	65,358
Noninterest expense	54,147	49,926	156,571	141,948
Income before income taxes	15,498	31,967	78,223	97,226
Income taxes	4,465	9,918	23,674	30,340
Net income	$11,033	$22,049	54,549	66,886

Per common share information
Earnings	$0.30	$0.60	$1.49	$1.82
Diluted earnings	$0.30	$0.59	$1.47	$1.79

Average common shares issued and outstanding	36,626,650	36,880,964	36,598,106	36,841,600
Average diluted common shares outstanding	37,153,126	37,329,763	37,112,460	37,286,384

NOTE 3.    COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain (loss) on investment securities available for sale arising during the periods, net of tax. The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005

Net income	$14,741	$16,646	$49,026	$51,048
Unrealized holding gains (losses) on investment securities, net of tax	11,330	(7,295)	411	(11,742)
Reclassification adjustments for (gains) losses included in net income, net of tax	79	(56)	343	(1,439)
Other comprehensive income (loss), net of tax	11,409	(7,351)	754	(13,181)
Comprehensive income	$26,150	$9,295	$49,780	$37,867

NOTE 4.    EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except share and per share data):

	Three Months Ended September 30,		Nine months Ended September 30,
Basic:	2006	2005	2006	2005
Net income	$14,741	$16,646	$49,026	$51,048
Average shares outstanding	31,529,245	28,506,656	29,328,102	28,467,292
Basic earnings per share	$0.47	$0.58	$1.67	$1.79
Diluted:
Net income	$14,741	$16,646	$49,026	$51,048
Average shares outstanding	31,529,245	28,506,656	29,328,102	28,467,292
Net effect of dilutive stock options (1)	526,476	448,799	514,354	444,784
Total	32,055,721	28,955,455	$29,842,456	$28,912,076
Diluted earnings per share	$0.46	$0.57	$1.64	$1.77

(1)	Includes the common stock equivalents for stock options and restricted share rights that are dilutive.

NOTE 5.    GOODWILL AND INTANGIBLES

Goodwill is subject to at least annual assessments for impairment by applying a fair-value based test. An acquired intangible asset must be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. No impairment losses on goodwill or other intangibles were incurred in the nine months ended September 30, 2006 or the year ended December 31, 2005.

The following table presents the changes in the carrying amount of goodwill during the nine months ended September 30, 2006 and the year ended December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005

Balance at beginning of period	$125,010	$123,628
Goodwill from business combinations (1)	254,857	1,382
Balance at end of period	$379,867	$125,010

(1)
The purchase price paid for the Company’s acquisition of LaSalle Systems Leasing, Inc. in August of 2002 included a $4.0 million deferred payment tied to LaSalle’s operating results for a four year period subsequent to the acquisition date. The transaction generated approximately $5.6 million in goodwill which includes a $1.5 million adjustment made in the first nine months of 2006 and a $1.4 million adjustment made in 2005 for deferred payments.

The Company has other intangible assets consisting of core deposit intangibles that have a weighted average original amortization period of approximately thirteen years. The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value during the nine months ended September 30, 2006 and the year ended December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005

Balance at beginning of period	$12,594	$13,587
Amortization expense	(999)	(993)
Other intangibles from business combinations	18,233	-
Balance at end of period	$29,828	$12,594

Gross carrying amount	$47,494	$29,261
Accumulated amortization	(17,666)	(16,667)
Net book value	$29,828	$12,594

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2006	$971
2007	3,504
2008	3,255
2009	3,116
2010	2,927
Thereafter	16,055
$29,828

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company on January 1, 2008. Management is currently evaluating the provisions of SFAS 157 and its potential effect on its financial statements.

In June 2006, the FASB issued FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company must adopt FIN 48 on January 1 2007. Management is currently evaluating FIN 48 and its potential effect on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", providing guidance on quantifying financial statement misstatement and implementation (e.g., restatement or cumulative effect to assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for the Company in 2007. Management does not believe the guidance provided by SAB 108 will have a material effect on the Company's financial statements.

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

	Three months	Nine months
	ended	ended
	September 30, 2005	September 30, 2005
		(In thousands, except per share data)
	(In thousands, except per share data)

Income before income taxes, originally reported	$24,695	$75,763
Stock-based compensation expense under the fair value method	(604)	(1,777)
Income before income taxes, restated	$24,091	$73,986

Net Income, originally reported	$17,039	$52,203
Stock-based compensation expense under the fair value method,
net of tax	(393)	(1,155)
Net Income, restated	$16,646	$51,048

Net income per share (basic), originally reported	$0.60	$1.83
Net income per share (basic), restated	0.58	1.79

Net income per share (diluted), originally reported	$0.59	$1.80
Net income per share (diluted), restated	0.57	1.77

Total option related expense for the three months ended September 30, 2006 of $796 thousand ($517 thousand after tax), or $0.02 for basic and diluted earnings per share, is attributable to the Company’s adoption of SFAS 123R. Total option related expense for the nine months ended September 30, 2006 of $1.8 million ($1.2 million after tax), or $0.04 for basic and diluted earnings per share, is attributable to the Company’s adoption of SFAS 123R.

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) which was established in 1997 and was subsequently modified. The Omnibus Plan reserves 3,750,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries. A grant under the Omnibus Plan may be options intended to be incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. Options are typically granted to officers and employees annually in July, with an exercise price equal to the market price of the Company’s shares at the date of grant; those option awards generally vest based on four years of continuous service and have 10-year contractual terms (under the Omnibus Plan, no options shall be exercisable later than the fifteenth anniversary date of the grant, ten if it is an incentive stock option). Restricted shares granted to officers and employees typically vest over a one to three year period. Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five-year term granted under the Omnibus Plan, which vest in full on the grant date (provided that the director may not sell the underlying shares for at least nine months after the grant date), and up to 100% of their fees in restricted stock granted under the Omnibus Plan, which vests one year after the grant date.

During the third quarter of 2006, the Company acquired First Oak Brook Bancshares. As a result of this merger, and reflecting adjustments based on the exchange ratio for the stock portion of the merger consideration paid to FOBB stockholders, approximately 250,000 stock options, 47,000 director stock units and 35,000 restricted stock units were assumed by the Company. These options and units are unrelated to the Omnibus Plan described above.

The following table provides information about options outstanding for the nine months ended September 30, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(in millions)

Options outstanding as of December 31, 2005	1,870,353	$25.29
Granted	438,989	$36.46
Assumed in purchase	251,312	$23.30
Exercised	(99,994)	$17.32
Expired or cancelled	-	$ 0.00
Forfeited	(42,705)	$32.07
Options outstanding as of September 30, 2006	2,417,955	$27.32	6.14	$ 23.1

Options exercisable as of September 30, 2006	1,246,692	$19.94	4.01	$ 21.1

The fair value of each option award is estimated on the date of grant using the Black Scholes option pricing model based on certain assumptions. Expected volatility is based on historical volatilities of Company shares, and expected future fluctuations. The risk free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options is estimated based on historical employee behavior and represents the period of time that options granted are expected to remain outstanding. The following assumptions were used for options granted during the three and nine month periods ended September 30 (options granted during the third quarter of each period):

	September 30, 2006	September 30, 2005
Expected volatility	16.62%	22.00%
Risk free interest rate	5.12%	4.30%
Dividend yield	1.61%	1.20%
Expected life	6 years	6 years

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $1.8 million and $6.7 million, respectively.

The following is a summary of changes in nonvested restricted shares under the Omnibus Plan for the nine months ended September 30, 2006:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Shares Outstanding at December 31, 2005	80,018	$37.68
Granted	46,877	35.78
Vested	(9,104)	35.39
Cancelled	(3,783)	38.61
Shares Outstanding at September 30, 2006	114,008	$38.22

As of September 30, 2006, there was $8.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan. Additionally, as of September 30, 2006, approximately $520 thousand of total unrecognized compensation expense related to nonvested share-based arrangements assumed in the acquisition of First Oak Brook Bancshares.

NOTE 8.    SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30,		December 31,
	2006		2005
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

Federal funds purchased	-%	$-	4.46%	$30,600
Assets sold under agreements to repurchase:
Customer repurchase agreements	3.54	238,520	2.47	196,024
Company repurchase agreements	5.30	48,020	4.35	281,305
Federal Home Loan Bank advances	5.23	209,193	4.43	237,718
Treasury, tax and loan demand notes	5.34	3,272		-
Correspondent bank line of credit of $30 million	6.07	12,000		-

	4.47%	$511,005	3.89%	$745,647

Assets sold under agreements to repurchase are agreements in which the Company acquires funds by selling securities or lease loans to another party under a simultaneous agreement to repurchase the same securities or lease loans at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. Assets sold under agreements to repurchase totaled $286.5 million and $477.3 million at September 30, 2006 and December 31, 2005, respectively.

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $209.2 million in fixed rate advances at September 30, 2006, and $192.7 million in fixed rate advances and a $45.0 million overnight advance at December 31, 2005. At September 30, 2006, fixed rate advances had effective interest rates, net of premiums, ranging from 2.06% to 5.57% and were subject to a prepayment fee. At September 30, 2006, the advances had maturities ranging from October 2006 to September 2007.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, securities and first mortgage loans with unpaid principal balances aggregating no less than 133% of the outstanding secured advances from the Federal Home Loan Bank.

The treasury, tax and loan demand notes are generally repaid within 90 days from the transaction date and are secured by municipal securities and commercial loans.

The Company has a $30 million correspondent bank line of credit which has certain covenants that require the Company to maintain MB Financial Bank’s “Well Capitalized” status, to generally incur no other debt except in the usual course of business, and to maintain minimum financial ratios relating to MB Financial Bank’s non-performing assets and loan loss reserve and the Company’s return on assets. The Company was in compliance with such covenants as of September 30, 2006. The correspondent bank line of credit, which is used for short-term liquidity purposes, is secured by the stock of MB Financial Bank, and its terms are renewed annually. As of September 30, 2006, $12 million was outstanding on the correspondent bank line of credit, and there was no balance outstanding as of December 31, 2005.

NOTE 9.    LONG-TERM BORROWINGS

The Company had Federal Home Loan Bank advances with maturities greater than one year of $231.2 million and $53.6 million at September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006, the advances had fixed terms with effective interest rates, net of premiums, ranging from 2.84% to 5.87%.

The Company had notes payable to banks totaling $9.4 million and $10.6 million at September 30, 2006 and December 31, 2005, respectively, which as of September 30, 2006, were accruing interest at rates ranging from 1.20% to 9.38%. Lease investments includes equipment with an amortized cost of $12.7 million and $14.7 million at September 30, 2006 and December 31, 2005, respectively, that is pledged as collateral on these notes.

During the first quarter of 2006, prior to its acquisition by the Company, Oak Brook Bank entered into a $40 million ten year structured repurchase agreement which is non-putable for five years. The borrowing agreement floats at 3-month LIBOR less 37 basis points and reprices quarterly. The counterparty to the repurchase agreement has a one-time put option after five years. If the option is not exercised, the repurchase agreement converts to a fixed rate borrowing at 4.75% for the remaining five year term. There were no term repurchase agreements at December 31, 2005.

On September 29, 2006, the Company’s Oak Brook Bank subsidiary entered into a seven year subordinated debt facility under which up to $25 million can be borrowed The debt can be prepaid at any time without penalty. During the third quarter of 2006, $10 million was borrowed under the facility. Interest is payable at a rate of 3 month LIBOR + 1.25% The debt matures on October 1, 2013. In addition, the Company has a $500 thousand seven-year term loan from the same lender. Interest is payable at a rate of 3 month LIBOR + 0.70%. As long as the subordinated debt is outstanding, the Company is required to keep the $500 thousand debt outstanding.

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

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2006	$1,886
2007	6,002
2008	80,419
2009	2,061
2010	439
Thereafter	208,083
$298,890

NOTE 10.    JUNIOR SUBORDINATED NOTES ISSUED TO CAPITAL TRUSTS

The Company has established statutory trusts in prior years for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. Concurrently with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are issues that qualify, and are treated by the Company, as Tier 1 regulatory capital. The Company wholly owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2006 (in thousands):

	MB Financial (2) Capital Trust III	MB Financial Capital Trust II	MB Financial Capital Trust I	Coal City Capital Trust I

Junior Subordinated Notes:
Principal balance	$ 10,310	$ 36,083	$ 61,669	$ 25,774
Annual interest rate	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.40%	8.60%	3-mo LIBOR + 1.80%
Stated maturity date	September 23, 2036	September 15, 2035	September 30, 2032	September 1, 2028
Call date	September 23, 2011	September 15, 2010	September 30, 2007	September 1, 2008

Trust Preferred Securities:
Face value	$ 10,000	$ 35,000	$ 59,800	$ 25,000
Annual distribution rate	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.40%	8.60%	3-mo LIBOR + 1.80%
Issuance date	July 2006	August 2005	August 2002	July 1998
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial (2) Capital Trust IV	FOBB (3) Capital Trust III	FOBB (3) Capital Trust II	FOBB (3) Capital Trust I

Junior Subordinated Notes:
Principal balance	$ 20,619	$ 5,155	$ 12,372	$ 6,186
Annual interest rate	3-mo LIBOR + 1.52%	3-mo LIBOR + 2.80%	3-mo LIBOR + 3.45%	10.60%
Stated maturity date	September 15, 2036	January 23, 2034	June 26, 2032	September 7, 2030
Call date	September 15, 2011	January 23, 2009	June 26, 2007	September 7, 2010

Trust Preferred Securities:
Face value	$ 20,000	$ 5,000	$ 12,000	$ 6,000
Annual distribution rate	3-mo LIBOR + 1.52%	3-mo LIBOR + 2.80%	3-mo LIBOR + 3.45%	10.60%
Issuance date	August 2006	December 2003	June 2002	September 2000
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Semi-annual
(1)	All cash distributions are cumulative.
(2)	The company issued MB Financial Capital Trust III & IV during the third quarter of 2006.
(3)	As the merger with FOBB was treated as a purchase, FOBB’s trust preferred securities were not outstanding for the Company as of December 31, 2005

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption on a date no earlier than the call dates noted in the table above. Prior to these respective redemption dates, the junior subordinated notes may be redeemed by the Company (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in a trust being treated as an investment company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes. The Company’s obligation under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust. The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above. During any such deferral period the Company may not pay cash dividends on its common stock and generally may not repurchase its common stock.

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of September 30, 2006, 100% of the trust preferred securities noted in the table above qualified as Tier I capital under the final rule adopted in March 2005.

NOTE 11.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps to hedge its interest rate risk. The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $17.7 million and $205.4 million, respectively, at September 30, 2006. For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense. When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts. The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income. The net amount receivable for the nine months ended September 30, 2006 and 2005 was approximately $1.0 million and $1.3 million, respectively. The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount. At September 30, 2006, the Company's credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of September 30, 2006 and December 31, 2005 (dollars in thousands):
	September 30, 2006					December 31, 2005
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value

Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$17,693	$641	5.7	7.47%	6.05%	$28,553	$837
Pay variable/receive fixed swaps (2)	205,405	(5,472)	5.7	4.64%	5.34%	218,851	(5,454)

Non-hedging derivative instruments (3):
Pay fixed/receive variable swaps	53,550	423	7.2	7.23%	6.58%	33,932	(603)
Pay variable/receive fixed swaps	58,145	(576)	7.2	6.44%	7.08%	35,081	568
Total portfolio swaps	$334,793	$(4,984)	6.2	5.52%	5.88%	$316,417	$(4,652)
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

At September 30, 2006 and December 31, 2005, the following financial instruments were outstanding whose contract amounts represent off-balance sheet credit risk (in thousands):

	Contract Amount
	September 30, 2006	December 31, 2005
Commitments to extend credit:
Home equity lines	$469,346	$194,579
Other commitments	1,395,721	913,142

Letters of credit:
Standby	110,103	76,651
Commercial	53,242	32,781

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years. These letters of credit may also be extended or amended from time to time depending on the bank customer's needs. As of September 30, 2006, the maximum remaining term for any standby letter of credit was June 19, 2011. A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At September 30, 2006, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $53.9 million to $163.3 million from $109.4 million at December 31, 2005. Of the $163.3 million in commitments outstanding at September 30, 2006, approximately $119.3 million of the letters of credit have been issued or renewed since December 31, 2005. The Company had a $1.3 million liability recorded as of September 30, 2006 relating to these commitments.

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

Our net income was $14.7 million for the third quarter of 2006, compared to $16.6 million for the third quarter of 2005. Our 2006 third quarter results generated an annualized return on average assets of 0.85% and an annualized return on average equity of 9.10%, compared to 1.18% and 13.28%, respectively, for the same period in 2005. Fully diluted earnings per share for the third quarter of 2006 decreased to $0.46 compared to $0.57 per share in the 2005 third quarter.

The Company completed its merger with First Oak Brook Bancshares, Inc. (FOBB), parent of Oak Brook Bank, on August 25, 2006. As a result of the merger the quarter reflects the following items:

•
We incurred merger related expenses (severance, contract termination costs, moving expenses, etc.) of approximately $800 thousand. These were expenses incurred at MB Financial that were required to be expensed and not included in the purchase accounting.

•
We sold $345 million of indirect auto loans held by Oak Brook Bank on September 29, 2006 to remove low yielding assets. Furthermore, we have significantly scaled back our indirect auto origination business. These loans were marked to fair value on the merger date. Due to movement in interest rates from the merger date to sale date, the sale resulted in a gain of $338 thousand. The yield on the loans sold was approximately 6.34%.

•
We sold of $335 million in investment securities held by Oak Brook Bank, the majority of which were callable, to remove negative convexity from our balance sheet. These securities were marked to fair value on the merger date. Due to movement in interest rates from the merger date to the sale dates, a loss of $66 thousand was recorded on the sale.

•
On July 27, 2006 we issued $10 million of trust preferred securities at a rate of 3 month LIBOR plus 1.50%, and on August 23, 2006 we issued $20 million in trust preferred securities at a rate of 3 month LIBOR plus 1.52%, to fund part of the cash portion of the merger consideration paid to FOBB stockholders. On September 29, 2006, through Oak Brook Bank, we issued $10 million of subordinated debt at a rate of 3 month LIBOR plus 1.25%.

•
Oak Brook Bank’s results were included for 36 days in the quarter. Net income related to Oak Brook Bank for those 36 days was $2.0 million, including the carrying cost of cash consideration paid to former FOBB stockholders. Oak Brook Bank’s net income does not reflect cost savings which we expect to realize after the conversion of Oak Brook Bank’s systems to MB Financial Bank’s systems and the merger of Oak Brook Bank into MB Financial Bank, both of which occurred on November 2, 2006. We believe that we will meet our previously announced cost savings target of $12.6 million (pre-tax) and may exceed that target. We issued approximately 8.4 million shares of common stock and paid approximately $74.1 million in cash to FOBB shareholders in connection with the merger.

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

Allowance for Loan Losses. Subject to the use of estimates, assumptions, and judgments is management's evaluation process used to determine the adequacy of the allowance for loan losses which combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. FOBB’s loans were reviewed and risk rated in accordance with the Company’s policies and procedures at the time of the acquisition. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management or require that adjustments be made to the allowance for loan losses, based on their judgments about information available to them at the time of their examination. We believe the allowance for loan losses is adequate and properly recorded in the financial statements. See "Allowance for Loan Losses" section below for further analysis.

Residual Value of Our Direct Finance, Leveraged, and Operating Leases. Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a quarterly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected. At September 30, 2006, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $30.9 million. See Note 1 and Note 6 of the notes to our December 31, 2005 audited consolidated financial statements for additional information.

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

Results of Operations

Third quarter Results

Net income was $14.7 million for the third quarter of 2006, compared to $16.6 million for the third quarter of 2005. The results for the third quarter of 2006 generated an annualized return on average assets of 0.85% and an annualized return on average equity of 9.10%, compared to 1.18% and 13.28%, respectively, for the same period in 2005.

Net interest income was $51.8 million for the three months ended September 30, 2006, an increase of $5.6 million, or 12.1% from $46.2 million for the comparable period in 2005. Net interest income grew primarily due to a $1.1 billion, or 20.7%, increase in average interest earning assets, partially offset by a $994.7 million, or 22.7%, increase in average interest bearing liabilities. Approximately $876.1 million of the increase in average interest earning assets and approximately $757.8 million of the increase in interest bearing liabilities was due to the acquisition of FOBB, with the remainder resulting from organic growth. The net interest margin, expressed on a fully tax equivalent basis, was 3.45% for the third quarter of 2006 and 3.71% for the third quarter of 2005. Twelve basis points of the decline in the net interest margin, on a fully tax equivalent basis, was due to the merger with FOBB. Oak Brook Bank’s net interest margin, on a fully tax equivalent basis, for the 36 days in the quarter was 2.93%. The remainder of the decline in the net interest margin was due to the inverted yield curve and continued tight credit spreads on loans.

The provision for loan losses was $4.0 million in the third quarter of 2006 and $1.8 million in the third quarter of 2005. Net charge-offs were $5.0 million in the quarter ended September 30, 2006 compared to $1.8 million in the quarter ended September 30, 2005. See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income was $17.6 million for the quarter ended September 30, 2006, an increase of $892 thousand, or 5.3% compared to $16.7 million for the quarter ended September 30, 2005. Merchant card processing income increased by $1.2 million primarily due to the acquisition of FOBB. Brokerage fee income increased by $595 thousand due to increased investment representative production in 2006. Partially offsetting these increases, net lease financing declined by $725 thousand primarily due to a residual write-down of $525 thousand. Loan servicing fees decreased by $303 thousand primarily due to a deferred gain being fully amortized in the second quarter of 2006. The amortization was $144 thousand per month. There were asset write-offs of $296 thousand related to the merger with FOBB.

Other expense increased $7.0 million or 18.8% to $44.0 million for the quarter ended September 30, 2006 from $37.1 million for the quarter ended September 30, 2005. Salaries and employee benefits increased by $4.6 million primarily due to the acquisition of FOBB. Oak Brook Bank related salaries and employee benefits expense for the 36 days in the quarter was approximately $3.0 million. Occupancy and equipment expense, merchant card processing expense and other operating expenses increased by $581 thousand, $1.1 million and $578 thousand, respectively. These increases were primarily due to the acquisition of FOBB. Brokerage fee expense increased by $448 thousand, which is directly related to the increase in brokerage income. Merger related expenses (severance, contract termination costs, moving expenses, disposal of assets, etc.) were approximately $800 thousand. Approximately $300 thousand of these expenses are included as loss on sale of other assets in other income. These increases were partially offset by a decrease in advertising and marketing expense of $689 thousand compared to the third quarter of 2005. There was additional advertising for the deposit gathering strategy implemented in the third quarter of 2005. Additionally, telecommunications expense decreased by $397 thousand in the third quarter of 2006 due to conversion related costs incurred in 2005 as a result of implementing a new phone system.

Income tax expense for the three months ended September 30, 2006 decreased $843 thousand to $6.6 million compared to $7.4 million for the same period in 2005. The effective tax rate was 30.9% for the quarters ended September 30, 2006 and 2005.

In the first quarter of 2006, MB Financial adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R), using the modified retrospective application. Statement 123R requires the recognition of compensation expense for stock options and, under the modified retrospective application, prior period results are restated. As a result, previously reported diluted net income per share for the three months ended September 30, 2005 was reduced by $0.02. The impact on the three months ended September 30, 2006 due to the adoption of Statement 123R was also $0.02.

Year-To-Date Results

Net income was $49.0 million for the first nine months of 2006, compared to $51.0 million for the first nine months of 2005. The results for the first nine months of 2006 generated an annualized return on average assets of 1.06% and an annualized return on average equity of 11.81%, compared to 1.25% and 13.96%, respectively, for the first nine months of 2005.

Net interest income was $144.2 million for the nine months ended September 30, 2006, an increase of $8.7 million, or 6.4% from $135.6 million for the comparable period in 2005. Net interest income grew primarily due to a $598.0 million, or 12.1% increase in average interest earning assets. Approximately $295.2 million of the increase in average interest earning assets was due to our acquisition of FOBB, with the remainder resulting from organic growth. The net interest margin, expressed on a fully tax equivalent basis, was 3.58% for the first nine months of 2006, compared to 3.76% for the first nine months of 2005. The decline in the net interest margin is primarily due to the inverted yield curve, continued tight credit spreads, and the acquisition of FOBB.

The provision for loan losses was $6.6 million in the first nine months of 2006 compared to $7.2 million in the first nine months of 2005. Net charge-offs were $6.9 million in the nine months ended September 30, 2006 compared to $6.6 million in the nine months ended September 30, 2005. See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income increased $1.1 million, or 2.3% to $51.2 million for the nine months ended September 30, 2006 from $50.0 million for the nine months ended September 30, 2005. Net gain on sale of other assets increased by $804 thousand primarily due to the sale of excess real estate. Brokerage fee income increased $1.2 million during the first nine months of 2006 due to increased investment representative production in 2006. Merchant card processing income increased by $1.8 million due to an increase in transactions processed during the first nine months of 2006 compared to the first nine months of 2005 and the acquisition of Oak Brook Bank. Approximately $907 thousand in merchant card processing income was due to Oak Brook Bank. Offsetting the increases above, net gains on sale of investment securities decreased by $2.7 million as a net loss of $527 thousand was realized in the first nine months of 2006 compared to net gains of $2.2 million in the first nine months of 2005. Additionally, net lease financing declined by $913 thousand primarily due to a residual write-down of $525 thousand in the third quarter of 2006.

Other expense increased by $13.7 million, or 13.1% to $118.2 million for the nine months ended September 30, 2006 from $104.5 million for the nine months ended September 30, 2005. Salaries and employee benefits increased by $8.3 million. Approximately $3.0 million of the increase in salaries and benefits was due to the acquisition of FOBB. The remaining increase was primarily due to organic growth and the new deposit gathering strategy, initiated in the third quarter of 2005. The increase due to the new deposit gathering strategy was approximately $700 thousand. Other operating expenses increased by $1.5 million partially due to increases in filing and other loan expense and stationary, printing and supplies expense of $209 thousand and $518 thousand, respectively. Printing expense increased from 2005 as a result of outsourcing processes that were previously done in-house. Occupancy and equipment expense increased by $1.4 million. Approximately $505 thousand of the increase in occupancy and equipment expense was due to the acquisition of FOBB. The remaining increase was primarily due to additional branch office locations. Brokerage fee expense increased by $929 thousand, which is directly related to the increase in brokerage income. Merchant card processing expense increased by $1.7 million primarily due to the acquisition of FOBB and an increase in transactions processed during the first nine months of 2006 compared to the first nine months of 2005. Approximately $890 thousand of the increase in merchant card processing expense was due to the acquisition of FOBB. Computer services expense increased by $906 thousand, primarily due to system upgrades during first nine months of 2006. These increases were partially offset by a decrease in advertising and marketing expense of $426 thousand. There was additional advertising for the deposit gathering strategy implemented in the third quarter of 2005. Additionally, telecommunications expense decreased by $638 thousand due to conversion related costs incurred in 2005 as a result of implementing a new phone system.

In the first quarter of 2006, MB Financial adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R), using the modified retrospective application. Statement 123R requires the recognition of compensation expense for stock options and, under the modified retrospective application, prior period results are restated. As a result, previously reported diluted net income per share for the nine months ended September 30, 2005 was reduced by $0.03. The impact on the nine months ended September 30, 2006 due to the adoption of Statement 123R was also $0.04.

Income tax expense for the nine months ended September 30, 2006 decreased $1.3 million to $21.6 million compared to $22.9 million for the same period in 2005. The effective tax rate was 30.6% and 31.0% for the nine months ended September 30, 2006 and 2005, respectively.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$4,583,830	$87,913	7.61%	$3,670,401	$62,125	6.72%
Loans exempt from federal income taxes (3)	4,056	72	6.95	2,923	48	6.43
Taxable investment securities	1,205,210	14,134	4.69	1,119,324	11,563	4.13
Investment securities exempt from federal income taxes (3)	330,526	4,698	5.56	278,281	3,901	5.49
Federal funds sold	3,449	46	5.22	2,686	24	3.50
Other interest bearing deposits	10,239	123	4.77	12,105	98	3.21
Total interest earning assets	6,137,310	106,986	6.92	5,085,720	77,759	6.07
Non-interest earning assets	710,183			527,251
Total assets	$6,847,493			$5,612,971

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$898,455	$5,546	2.45%	$745,373	$2,585	1.38%
Savings deposits	464,353	802	0.69	503,375	787	0.62
Time deposits	3,018,685	34,813	4.58	2,264,255	18,840	3.30
Short-term borrowings	659,964	7,818	4.70	679,256	5,346	3.12
Long-term borrowings and junior subordinated notes	327,866	4,583	5.47	182,393	2,632	5.65
Total interest bearing liabilities	5,369,323	53,562	3.96	4,374,652	30,190	2.74
Non-interest bearing deposits	767,925			682,955
Other non-interest bearing liabilities	67,594			58,132
Stockholders’ equity	642,651			497,232
Total liabilities and stockholders’ equity	$6,847,493			$5,612,971
Net interest income/interest rate spread (4)		$53,424	2.96%		$47,569	3.33%
Taxable equivalent adjustment		1,670			1,382
Net interest income, as reported		$51,754			$46,187
Net interest margin (5)			3.35%			3.60%
Tax equivalent effect			0.10%			0.11%
Net interest margin on a fully tax equivalent basis (5)			3.45%			3.71%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $1.5 million and $1.7 million for the three months ended September 30, 2006 and 2005, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $5.9 million, or 12.3% to $53.4 million for the three months ended September 30, 2006 from $47.6 million for the three months ended September 30, 2005. Tax-equivalent interest income increased by $29.2 million due to a $1.1 billion, or 20.7% increase in average interest earning assets. The increase was primarily due to a $914.6 million, or 24.9% increase in average loans and a $138.1 million, or 9.9% increase in average investment securities. The acquisition of FOBB increased the average loan balance and the average investment securities balance by approximately $582.2 million and $226.3 million, respectively. The remaining increase in average earning assets was due to continued organic growth. The yield on average interest earning assets increased 85 basis points to 6.92% due to the increase in market interest rates. Interest expense increased by $23.4 million due to a $994.7 million, or 22.7% increase in overall interest bearing liabilities. The increase was primarily due to increases in time deposits, NOW and money market deposit accounts and long-term borrowings of $754 million, $153.1 million and $145.5 million, respectively. The acquisition of FOBB increased the average balances of time deposits, NOW and money market deposit accounts and long-term borrowings by approximately $442.1 million, $177.6 million and $81.8 million, respectively. The Company issued $30 million in trust preferred securities to fund part of the cash portion of the FOBB merger consideration and also issued $10 million in subordinated debt in the quarter. The yield on average interest bearing liabilities increased 122 basis points to 3.96% due to the increase in overall interest rates, the issuance of $30 million in trust preferred securities, and a shift in the funding mix to higher cost deposits.

The net interest margin expressed on a fully tax equivalent basis declined 26 basis points from the third quarter of 2005 to the third quarter of 2006. The net interest margin expressed on a fully tax equivalent basis for the third quarter of 2006 decreased by 21 basis points compared to the second quarter of 2006. Twelve basis points of the decline, on a fully tax equivalent basis, in the third quarter of 2006 was due to the inclusion of Oak Brook Bank for 36 days in the quarter (Oak Brook Bank’s net interest margin was 2.93%, on a fully tax equivalent basis) and the impact of the cash portion of the merger consideration, a portion of which was funded by trust preferred securities. Thirty million dollars of trust preferred securities were issued at a blended rate of 3 month LIBOR plus 1.51%. The Company also borrowed $10 million under the $25 million Oak Brook Bank subordinated debt facility entered into in September 2006 at a rate of 3 month LIBOR plus 1.25%. The remainder of the decline was due to margin compression as a result of the inverted yield curve and continued tight credit spreads.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest Earning Assets:
Loans (1) (2)	$4,107,618	$230,897	7.52%	$3,530,563	$170,671	6.46%
Loans exempt from federal income taxes (3)	3,675	189	6.78	2,969	144	6.40
Taxable investment securities	1,121,903	38,427	4.57	1,139,989	35,903	4.20
Investment securities exempt from federal income taxes (3)	309,430	13,065	5.57	271,774	11,472	5.57
Federal funds sold	3,760	139	4.87	953	25	3.46
Other interest bearing deposits	11,540	352	4.08	13,680	255	2.49
Total interest earning assets	5,557,926	283,069	6.81	4,959,928	218,470	5.89
Non-interest earning assets	605,707			513,314
Total assets	$6,163,633			$5,473,242

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$778,579	$12,456	2.14%	$772,133	$7,186	1.24%
Savings deposits	462,727	2,449	0.71	515,685	2,390	0.62
Time deposits	2,658,392	85,530	4.30	2,121,306	48,008	3.03
Short-term borrowings	680,847	22,320	4.38	678,704	13,901	2.74
Long-term borrowings and junior subordinated notes	261,234	11,441	5.78	174,748	7,360	5.55
Total interest bearing liabilities	4,841,779	134,196	3.71	4,262,576	78,845	2.47
Non-interest bearing deposits	703,463			666,284
Other non-interest bearing liabilities	63,535			55,500
Stockholders’ equity	554,856			488,882
Total liabilities and stockholders’ equity	$6,163,633			$5,473,242
Net interest income/interest rate spread (4)		$148,873	3.10%		$139,625	3.42%
Taxable equivalent adjustment		4,639			4,066
Net interest income, as reported		$144,234			$135,559
Net interest margin (5)			3.47%			3.65%
Tax equivalent effect			0.11%			0.11%
Net interest margin on a fully tax equivalent basis (5)			3.58%			3.76%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $5.1 million and $5.5 million for the nine months ended September 30, 2006 and 2005, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $9.2 million, or 6.6% to $148.9 million for the nine months ended September 30, 2006 from $139.6 million for the nine months ended September 30, 2005. Tax-equivalent interest income increased by $64.6 million due to a $598.0 million, or 12.1% increase in average interest earning assets. The increase was comprised of a $577.8 million, or 16.4% increase in average loans and a $19.6 million, or 1.4% increase in average investment securities. The acquisition of FOBB increased the average loan balance and the average investment securities balance by approximately $196.2 million and $76.3 million, respectively. The yield on average interest earning assets increased 92 basis points to 6.81% due to the increase in market interest rates. Interest expense increased by $55.4 million as average interest bearing liabilities increased by $579.2 million, while their cost increased by 124 basis points to 3.71%, also due to the increase in market interest rates. Approximately $255.4 million of the increase of the increase in average interest bearing liabilities was due to our acquisition of Oak Brook Bank, with the remainder resulting from organic growth.

The net interest margin expressed on a fully tax equivalent basis for the nine months ended September 30, 2006 decreased by 18 basis points from 3.76% for the nine months ended September 30, 2005 primarily due to the inverted yield curve and continued tight credit spreads on loans and the FOBB merger. Four basis points of the decline, on a fully tax equivalent basis, for the nine months ended September 30, 2006, was due to the inclusion of Oak Brook Bank for 36 days in the nine months ended September 30, 2006.

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

	Three Months Ended September 30, 2006			Nine months Ended September 30, 2006
	Compared to September 30, 2005			Compared to September 30, 2005
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change

Interest Earning Assets:
Loans	$16,666	$9,122	$25,788	$30,171	$30,055	$60,226
Loans exempt from federal income taxes (1)	21	3	24	35	10	45
Taxable investment securities	917	1,654	2,571	(579)	3,103	2,524
Investment securities exempt from federal Income taxes (1)	731	66	797	1,591	2	1,593
Federal funds sold	8	14	22	101	13	114
Other interest bearing deposits	(17)	42	25	(44)	141	97
Total increase (decrease) in interest income	18,326	10,901	29,227	31,275	33,324	64,599

Interest Bearing Liabilities:
NOW and money market deposit accounts	614	2,347	2,961	60	5,210	5,270
Savings deposits	(65)	80	15	(260)	319	59
Time deposits	7,360	8,613	15,973	14,078	23,444	37,522
Short-term borrowings	(156)	2,628	2,472	44	8,375	8,419
Long-term borrowings and junior subordinated notes	2,028	(77)	1,951	3,777	304	4,081
Total increase (decrease) in interest expense	9,781	13,591	23,372	17,699	37,652	55,351
Increase (decrease) in net interest income	$8,545	$(2,690)	$5,855	$13,576	$(4,328)	$9,248

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets increased $2.2 billion or 39.2% to $8.0 billion at September 30, 2006 from $5.7 billion at December 31, 2005. Net loans increased by $1.4 billion, or 37.5% to $5.1 billion at September 30, 2006. In aggregate, commercial related credits grew by $952.6 million, or 30.6%. See “Loan Portfolio” section below for further analysis. Investment securities available for sale increased by $357.1 million, or 25.4% to $1.8 billion at September 30, 2006. Due to the acquisition of FOBB net loans and investment securities available for sale increased by $1.1 billion and $470.9 million, respectively. Goodwill and other intangibles increased by $254.9 million and $17.2 million, respectively, primarily due to the acquisition of FOBB. Additionally, the increases in cash surrender value of life insurance, premise and equipment, and other assets were primarily due to the acquisition of FOBB.

Total liabilities increased by $1.9 billion, or 36.8% to $7.1 billion at September 30, 2006 from $5.2 billion at December 31, 2005. Total deposits grew by $1.9 billion or 44.3% to $6.1 billion during that same period. Nearly all of the deposit increase was due to the acquisition of FOBB. Short-term borrowings decreased by $234.6 million, or 31.5%, primarily due to a decrease in securities sold under agreement to repurchase of $190.8 million. This decrease was partially offset by an addition to short-term borrowings of approximately $48.8 million due to the FOBB acquisition. Long-term borrowings increased by $227.7 million. Approximately $207.4 million of the increase was due to the acquisition of FOBB. Junior subordinated notes issued to capital trusts increased by $55.7 million primarily due to issuance of an additional $30.0 million in trust preferred securities during the third quarter of 2006 to fund part of the cash portion of the FOBB merger consideration. Approximately $24.8 million of the increase was due to the junior subordinated notes issued to capital trusts that FOBB had outstanding prior to the acquisition.

Total stockholders’ equity increased $324.5 million to $831.5 million at September 30, 2006 compared to $507.0 million at December 31, 2005. Approximately $296.9 million of the increase was due to the acquisition of FOBB. Retained earnings increased by $35.5 million due to net income of $49.0 million, partially offset by $13.6 million or $0.48 per share, in cash dividends. Treasury stock increased by $10.0 million resulting primarily from the repurchase of 393,681 outstanding shares.

At September 30, 2006, the Company’s total risk-based capital ratio was 11.72%; Tier 1 capital to risk-weighted assets ratio was 10.39% and Tier 1 capital to average asset ratio was 9.51%. MB Financial Bank, N.A., Oak Brook Bank, and Union Bank, N.A. were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at September 30, 2006.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):
	September 30,		December 31,		September 30,
	2006		2005		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial related credits
Commercial loans	$1,054,426	20%	$833,046	22%	$832,304	23%
Commercial loans collateralized by assignment of lease payments	439,123	9%	299,053	8%	283,171	7%
Commercial real estate	1,740,988	34%	1,456,585	39%	1,438,333	39%
Construction real estate	828,157	16%	521,434	14%	485,762	13%
Total commercial related credits	4,062,694	79%	3,110,118	83%	3,039,570	82%
Other loans
Residential real estate	545,244	10%	387,167	10%	408,273	11%
Indirect vehicle	99,788	2%	-	-	-	-
Consumer loans	443,616	9%	248,897	7%	251,104	7%
Gross loans (1)	5,151,342	100%	3,746,182	100%	3,698,947	100%
Allowance for loan losses	(61,128)		(44,979)		(44,779)
Net loans	$5,090,214		$3,701,203		$3,654,168

(1)
Gross loan balances at September 30, 2006, December 31, 2005, and September 30, 2005 are net of unearned income, including net deferred loan fees of $3.9 million, $3.6 million, and $3.5 million, respectively.

Net loans increased by $1.4 billion, or 37.5%, to $5.1 billion at September 30, 2006 from $3.7 billion at December 31, 2005. Approximately $702.3 million of the increases in commercial related credits were due to the acquisition of FOBB. The remaining increases in commercial related credits were primarily due to growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development. Commercial related credits grew 10.8% on an annualized basis due to organic growth. The increases in residential real estate loans and consumer loans were primarily due to the acquisition of FOBB. On September 29, 2006, approximately $345 million of the Oak Brook Bank indirect auto loan portfolio was sold, leaving $99.8 million of indirect auto loans at September 30, 2006.

Net loans increased by $1.4 billion, or 39.3%, to $5.1 billion at September 30, 2006 from $3.7 billion at September 30, 2005. Approximately $702.3 million of the increases in commercial related credits were due to the acquisition of FOBB. The remaining increases in commercial related credits were primarily due to growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development. On September 29, 2006 approximately $345 million of the Oak Brook Bank indirect auto loan portfolio was sold.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollar amounts in thousands):

	September 30, 2006	December 31, 2005	September 30, 2005
Non-performing loans:
Non-accrual loans	$20,440	$20,841	$18,753
Loans 90 days or more past due, still accruing interest	435	321	514
Total non-performing loans	20,875	21,162	19,267
Other real estate owned	37	354	266
Repossessed vehicles	259	-	-
Total non-performing assets	$21,171	$21,516	$19,533
Total non-performing loans to total loans	0.41%	0.56%	0.52%
Allowance for loan losses to non-performing loans	292.83%	212.55%	232.41%
Total non-performing assets to total assets	0.27%	0.38%	0.34%

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

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Balance at beginning of period	$45,716	$44,790	$44,979	$44,266
Additions from acquisition	16,426	-	16,426	-
Provision for loan losses	4,000	1,750	6,600	7,150
Charge-offs	(6,439)	(2,687)	(9,885)	(8,662)
Recoveries	1,425	926	3,008	2,025
Balance at September 30,	$61,128	$44,779	$61,128	$44,779
Total loans at September 30,	$5,151,342	$3,698,947	$5,151,342	$3,698,947
Ratio of allowance for loan losses to total loans	1.19%	1.21%	1.19%	1.21%
Net loan charge-offs to average loans (annualized)	0.43%	0.19%	0.22%	0.25%

Net charge-offs increased by $3.3 million to $5.0 million in the quarter ended September 30, 2006 from $1.8 million in the quarter ended September 30, 2005. A substantial portion of the Company’s $5.0 million of net charge-off activity in the quarter was due to the charge-off of one commercial credit totaling $3.7 million.

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

We define potential problem loans as loans rated substandard or doubtful which are included on the watch list presented to our bank subsidiaries’ boards of directors that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans), but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Our decision to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that we recognize potential problem loans carry a higher probability of default. The aggregate principal amounts of potential problem loans were $24.5 million, or 0.47% of total loans as of September 30, 2006, and approximately $25.2 million, or 0.67% of total loans as of December 31, 2005 and $27.2 million, or 0.74% of total loans as of September 30, 2005.

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

Lease investments by categories follow (in thousands):

	September 30,	December 31,	September 30,
	2006	2005	2005

Direct finance leases:
Minimum lease payments	$42,322	$40,264	$36,872
Estimated unguaranteed residual values	5,626	4,801	4,398
Less: unearned income	(4,136)	(3,540)	(3,055)
Direct finance leases (1)	$43,812	$41,525	$38,215

Leveraged leases:
Minimum lease payments	$26,466	$36,109	$38,170
Estimated unguaranteed residual values	3,579	4,051	3,763
Less: unearned income	(2,079)	(2,649)	(2,836)
Less: related non-recourse debt	(24,815)	(34,018)	(35,872)
Leveraged leases (1)	$3,151	$3,493	$3,225

Operating leases:
Equipment, at cost	$128,991	$127,815	$130,554
Less accumulated depreciation	(63,345)	(62,119)	(67,706)
Lease investments, net	$65,646	$65,696	$62,848

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment. The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $9.4 million at September 30, 2006, $10.6 million at December 31, 2005 and $10.5 million at September 30, 2005.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known. Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit. Individual lease transactions can, however, result in a loss. This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment. To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate. Often times, there are several individual lease schedules under one master lease. There were 1,591 leases at September 30, 2006 compared to 1,459 leases at December 31, 2005 and 1,503 leases at September 30, 2005. The average residual value per lease schedule was approximately $19 thousand at September 30, 2006 and December 31, 2005 and $18 thousand at September 30, 2005. The average residual value per master lease schedule was approximately $179 thousand at September 30, 2006, and $172 thousand at December 31, 2005.

At September 30, 2006, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term December 31,	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
2006	$509	$84	$2,848	$3,441
2007	1,901	1,182	4,916	7,999
2008	1,721	1,281	4,626	7,628
2009	1,001	586	3,383	4,970
2010	146	446	2,125	2,717
2011	348	-	3,843	4,191
	$5,626	$3,579	$21,741	$30,946

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At September 30, 2006		At December 31, 2005		At September 30, 2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities (1)	$14,289	$14,233	$13,597	$13,550	$13,668	$13,673
U.S. Government agencies	722,468	719,939	335,032	332,270	326,301	321,629
States and political subdivisions	360,320	360,328	295,033	293,706	280,357	281,954
Mortgage-backed securities	552,415	541,698	652,428	642,576	655,917	645,751
Corporate bonds	58,500	58,486	60,046	59,443	60,226	59,895
Equity securities	68,680	68,612	64,253	64,299	63,588	63,678
Debt securities issued by foreign governments	546	546	-	-	25	25
Total	$1,777,218	$1,763,842	$1,420,389	$1,405,844	$1,400,082	$1,386,605

(1) Includes trading securities of $899 thousand at September 30, 2006

Liquidity and Sources of Capital

We expect to have available cash to meet our liquidity needs. Liquidity management is monitored by an Asset/Liability Management Committee, consisting of members of management, and the boards of directors of our subsidiary banks, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Company has numerous sources of liquidity including readily marketable investment securities, shorter-term loans within the loan portfolio, principal and interest cash flows from investments and loans, the ability to attract retail and public fund time deposits and to purchase brokered time deposits.

In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. While, at September 30, 2006, there were no firm lending commitments in place, management believes that our banks could borrow approximately $304 million for a short time from these banks on a collective basis. Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and Union Bank is a member of the Federal Home Loan Bank of Topeka, Kansas and all of the banks have the ability to borrow from their respective Federal Home Loan Banks. We also have a $30 million correspondent bank line of credit at the holding company level, under which the Company had approximately $18 million of additional borrowing availability at September 30, 2006, and a $25 million subordinated debt facility at the MB Financial Bank level (assumed from Oak Brook Bank), under which there was $15 million of additional borrowing availability at September 30, 2006. As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.

The following table summarizes our significant contractual obligations and other potential funding needs at September 30, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Time deposits	$3,528,003	$2,982,696	$356,419	$63,638	$125,250
Long-term borrowings	298,890	5,610	89,597	38,909	164,774
Junior subordinated notes issued to capital trusts	179,230	-	-	-	179,230
Operating leases	22,008	2,967	4,115	2,114	12,812
Capital expenditures	5,591	5,591	-	-	-
Total	$4,033,722	$2,996,864	$450,131	$104,661	$482,066
Commitments to extend credit and letters of credit	$2,028,412

Brokered time deposits maturing in 5 years or more are callable at the Company’s discretion semiannually.

At September 30, 2006, the Company’s total risk-based capital ratio was 11.72%; Tier 1 capital to risk-weighted assets ratio was 10.39% and Tier 1 capital to average asset ratio was 9.51%. MB Financial Bank, N.A., Oak Brook Bank, and Union Bank, N.A. were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at September 30, 2006.

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," "will," "should," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to MB Financial Inc.’s future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements. Statements about the effects of our merger with First Oak Brook Bancshares, Inc. and all other statements in this report other than historical facts constitute forward-looking statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from our merger with First Oak Brook Bancshares, Inc. might not be realized within the expected time frames, and costs or difficulties related to integration matters might be greater than expected; (2) further adjustments to the purchase accounting for the Merger that may be required if preliminary estimates of asset and liability fair values and merger expenses are materially different than the actual final numbers; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and net interest margin; (6) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (7) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (8) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (9) our ability to access cost-effective funding; (10) changes in financial markets; (11) changes in economic conditions in general and in the Chicago metropolitan area in particular; (12) the costs, effects and outcomes of litigation; (13) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (14) changes in accounting principles, policies or guidelines; (15) our future acquisitions of other depository institutions or lines of business; (16) our deposit growth and deposit mix resulting from our new deposit gathering strategy may be less favorable than expected; and (17) the impact of the guidance recently prepared by the Office of the Comptroller of the Currency regarding concentrations in real estate lending.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2006 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2006 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 7%, 10% and 10%, respectively, in the first three months, 21%, 31%, and 29%, respectively, in the next nine months, 41%, 46% and 43%, respectively, from one year to five years, and 31%, 13%, and 18%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 92	92 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$7,235	$351	$1,080	$-	$8,666
Federal funds sold	36,071	-	-	-	36,071
Investment securities available for sale	171,009	328,043	641,836	622,055	1,762,943
Loans held for sale	4,850	-	-	-	4,850
Loans	2,997,667	659,874	1,396,262	97,539	5,151,342
Total interest earning assets	$3,216,832	$988,268	$2,039,178	$719,594	$6,963,872
Interest Bearing Liabilities:
NOW and money market deposit
accounts	$101,065	$303,648	$498,652	$227,051	$1,130,416
Savings deposits	47,915	142,271	216,238	92,733	499,157
Time deposits	1,386,766	1,774,623	364,083	2,531	3,528,003
Short-term borrowings	302,628	207,889	488	-	511,005
Long-term borrowings	95,175	7,829	93,503	102,383	298,890
Junior subordinated notes issued
to capital trusts	110,486	-	-	68,744	179,230
Total interest bearing liabilities	$2,044,035	$2,436,260	$1,172,964	$493,442	$6,146,701
Rate sensitive assets (RSA)	$3,216,832	$4,205,100	$6,244,278	$6,963,872	$6,963,872
Rate sensitive liabilities (RSL)	2,044,035	4,480,295	5,653,259	6,146,701	6,146,701
Cumulative GAP	1,172,797	(275,195)	591,019	817,171	817,171
(GAP=RSA-RSL)
RSA/Total assets	40.41%	52.82%	78.43%	87.47%	87.47%
RSL/Total assets	25.68%	56.28%	71.01%	77.21%	77.21%
GAP/Total assets	14.73%	(3.46)%	7.42%	10.26%	10.26%
GAP/RSA	36.46%	(6.54)%	9.46%	11.73%	11.73%

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

Based on simulation modeling which assumes immediate changes in interest rates at September 30, 2006 and December 31, 2005, we believe that our net interest income would change over a one-year period due to changes in interest rates as follows (dollars in thousands):

Immediate	Change in Net Interest Income Over One Year Horizon
Changes in	At September 30, 2006		At December 31, 2005
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$10,175	4.36%	$6,770	3.56%
+ 1.00	5,848	2.51	4,376	2.30
(1.00)	(5,565)	(2.38)	(6,006)	(3.16)
(2.00)	(15,476)	(6.63)	(14,893)	(7.83)

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

Gradual	Change in Net Interest Income Over One Year Horizon
Changes in	At September 30, 2006		At December 31, 2005
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$8,907	3.82%	$5,517	2.90%
+ 1.00	4,821	2.07	3,674	1.93
(1.00)	(2,522)	(1.08)	(4,002)	(2.11)
(2.00)	(7,191)	(3.08)	(9,084)	(4.78)

In both the immediate and gradual interest rate sensitivity tables above, changes in net interest income between September 30, 2006 and December 31, 2005 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

Management also reviews our interest rate sensitivity under certain scenarios in which the general shape of the yield curve changes. One such scenario is a gradual reversion to a normal yield curve, based on the mean value for the appropriate periods on the yield curve. Gradual reversion to a normal yield curve assumes a gradual decrease in short-term interest rates for 3 month rates and 1 year rates of 5.37% to 4.05% and 5.30% to 4.32%, respectively, and a gradual rise in long-term interest rates for 20 year rates and 30 year rates of 5.29% to 6.00 % and 5.30% to 6.04%, respectively. Under this scenario, our net interest income is projected to increase by $8.1 million over a one year period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2006 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended September 30, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The success of our merger with First Oak Brook depends on, among other things, our ability to realize anticipated cost savings and to combine the businesses of MB Financial and First Oak Brook in a manner that does not materially disrupt the existing customer relationships of our companies or result in decreased revenues from our respective customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

MB Financial and First Oak Brook have operated independently of one another before the merger. Although the conversion of Oak Brook Bank’s systems to MB Financial Bank’s systems and the merger of Oak Brook Bank into MB Financial Bank have been completed, it remains possible that the integration process could result in the loss of key employees, the disruption of each institution’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. The integration process continues to divert management attention and resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any outstanding shares during the three months ended September 30, 2006. There was no outstanding publicly announced stock repurchase program during the three months ended September 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

On August 1, 2006, a special meeting of the Company’s stockholders was held for the purpose of voting on a proposal to approve the issuance of shares of the Company’s common stock in connection with the merger of First Oak Brook Bancshares, Inc. Set forth below are the results of that vote:

Votes For  Votes Against  Abstentions  Broker Non-Votes
22,678,710  95,185   25,499    0

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.

Date: November 9, 2006                                 By: /s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2006                                 By: /s/ Jill E. York
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

EXHIBIT INDEX
Exhibit Number	Description
10.15

Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Burton J. Field, Ronald D. Santo, Thomas D. Panos, Jill E. York, Thomas P. FitzGibbon, Jr., and Jeffrey L. Husserl (incorporated herein by reference to Exhibits 10.1 - 10.7 to the Registrant’s Current Report on Form 8-K filed on November 5, 2004 (File No. 0-24566-01))

10.16

Form of Incentive Stock Option Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

10.17

Form of Non-Qualified Stock Option Agreement for Directors under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

10.18

Form of Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

10.19

Form of Restricted Stock Agreement for Directors under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

10.20

First Oak Brook Bancshares, Inc. Incentive Compensation Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook Bancshares, Inc. (“First Oak Brook”) on March 30, 2004 (File No. 0-14468))

10.21

First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook on April 2, 2001 (File No. 0-14468))

10.22

First Oak Brook Bancshares, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by First Oak Brook on October 25, 1999 (File No. 333-89647))

10.23	Employment Agreement between the Registrant and Richard M. Rieser, Jr.
10.24	Tax Gross Up Agreement between the Registrant and Richard M. Rieser, Jr.
10.25

Form of Supplemental Pension Benefit Agreement for Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.13 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14468))

10.26

Form of Agreement Regarding Post-Employment Restrictive Covenants between the Registrant (as successor to First Oak Brook) and Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.13 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14468))

10.27

First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-14468))

EXHIBIT INDEX
Exhibit Number	Description
10.28	Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Susan G. Peterson
16	KPMG LLP letter re change in certifying accountant (incorporated herein by reference to Exhibit 16 to the Registrant’s Current Report on Form 8-K/A filed on July 13, 2004 (File No. 0-24566-01))
31.1	Rule 13a - 14(a)/15d - 14(a) Certification (Chief Executive Officer)*
31.2	Rule 13a - 14(a)/15d - 14(a) Certification (Chief Financial Officer)*
32	Section 1350 Certifications*
* Filed herewith.