Form 10-K
period 2006-12-31
MB FINANCIAL INC     /MD
filed 2007-02-26
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-24566-01

MB FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	36-4460265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 West Madison Street, Chicago, Illinois	60607
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 422-6562

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share                                         The NASDAQ Stock Market LLC

________________________________                                         ___________________________

Securities registered pursuant to Section 12(g) of the Act:
None

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

    Large accelerated filer  ☒      Accelerated filer ☐       Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       Yes ☐  No ☒

The aggregate market value of the voting shares held by nonaffiliates of the Registrant was approximately $812,574,709 as of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.

There were issued and outstanding 36,647,668 shares of the Registrant’s common stock as of February 23, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the definitive Proxy Statement to
be used in conjunction with the Registrant’s	Part III
2007 Annual Meeting of Stockholders.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2006

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from our merger and acquisition activities, including our acquisition of First Oak Brook Bancshares, Inc., might not be realized within the expected time frames, and costs or difficulties related to integration matters might be greater than expected; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and net interest margin; (5) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (6) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (7) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (8) our ability to access cost-effective funding; (9) changes in financial markets; (10) changes in economic conditions in general and in the Chicago metropolitan area in particular; (11) the costs, effects and outcomes of litigation; (12) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (13) changes in accounting principles, policies or guidelines; (14) our future acquisitions of other depository institutions or lines of business; (15) the impact of the guidance recently prepared by the Office of the Comptroller of the Currency regarding concentrations in real estate lending.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

General

MB Financial, Inc., headquartered in Chicago, Illinois, is a financial holding company with 70 banking offices located primarily in the Chicago area. We also have banking offices in the Oklahoma City and Philadelphia metropolitan areas. The words "MB Financial," "the Company," "we," "our" and "us" refer to MB Financial, Inc. and its wholly owned subsidiaries, unless we indicate otherwise. Our primary market is the Chicago metropolitan area, in which we operate 64 banking offices through our lead bank subsidiary, MB Financial Bank, N.A. (MB Financial Bank). We operate five banking offices in the Oklahoma City metropolitan area through our other bank subsidiary, Union Bank, N.A. MB Financial Bank also has one banking office in the city of Philadelphia. Through our bank subsidiaries, we offer a broad range of financial services primarily to small and middle market businesses and individuals in the markets that we serve. Our primary lines of business include commercial banking, retail banking and wealth management. As of December 31, 2006, we had total assets of $8.0 billion, deposits of $5.9 billion, stockholders’ equity of $847.0 million, a trust and asset management department with approximately $3.2 billion in assets under management, including approximately $641 million that represents our own employee benefit and investment accounts under management, and our broker/dealer subsidiary, Vision Investment Services, Inc., with $1.2 billion in assets under administration.

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

We have continued to grow subsequent to the Old MB Financial-MidCity Financial merger.  In April 2002, we acquired First National Bank of Lincolnwood, based in Lincolnwood, Illinois, and its parent, First Lincolnwood Corporation, for approximately $35.0 million in cash.  In August 2002, we acquired Chicago-based LaSalle Systems Leasing, Inc. and its affiliated company, LaSalle Equipment Limited Partnership for consideration comprised of $5.0 million of our common stock and cash of $30.7 million paid at the time of closing, plus deferred payments of $3.5 million that were tied to LaSalle’s operating results for the four-year period subsequent to the acquisition date. In February 2003, we acquired South Holland Trust & Savings Bank, based in South Holland, Illinois, and its parent, South Holland Bancorp, Inc., for $93.1 million in cash.  In May 2004, we acquired First Security Federal Savings Bank, based in Chicago, Illinois, and its parent, First SecurityFed Financial, Inc. (First SecurityFed), for $140.2 million. The purchase price was paid through a combination of cash and our common stock totaling $73.3 million and $66.9 million, respectively. In August 2006, we acquired Oak Brook Bank, based in Oak Brook, Illinois, and its parent First Oak Brook Bancshares, Inc. (FOBB), for $371.0 million. The purchase price was paid through a combination of cash and our common stock totaling $74.1 million and $296.9 million (approximately 8.4 million shares), respectively.  First National Bank of Lincolnwood, South Holland Trust & Savings Bank, First SecurityFed, and Oak Brook Bank, had assets of approximately $227.5 million, $560.3 million, $576.0 million, and $2.6 billion, respectively, as of their acquisition dates, and all were merged into MB Financial Bank.

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

MB Financial Center LLC is used to manage the real estate activities of our operations center located in Rosemont, Illinois (See Item 2. Properties for additional information).

MB Financial Community Development Corporation engages in community lending and equity investments to facilitate the construction and rehabilitation of housing in low- and moderate-income neighborhoods in MB Financial Bank’s market area.

MBRE Holdings LLC, a Delaware limited liability company, was established in August 2002 as the holding company of MB Real Estate Holdings LLC, which is also a Delaware limited liability company. MB Real Estate Holdings LLC was established as part of an initiative to enhance our earnings through expense reduction as well as providing us with alternative methods of raising capital and funding in the future. The assets of MB Real Estate Holdings LLC consist primarily of 100% participation interests in commercial real estate loans, construction real estate, residential real estate loans, commercial loans and lease loans originated by MB Financial Bank and mortgage-backed securities. MB Real Estate Holdings LLC has elected to be taxed as a Real Estate Investment Trust for federal income tax purposes. The management of MBRE Holdings LLC consists of certain officers of MB Financial and MB Financial Bank who receive no compensation from MBRE Holdings LLC or MB Real Estate Holdings LLC.

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

Vision Investment Services, Inc. (Vision) is registered with the Securities and Exchange Commission as a broker/dealer, is a member of the National Association of Securities Dealers, is a member of the Securities Investor Protection Corporation, and is a licensed insurance agency. Vision has two wholly owned subsidiaries; Vision Insurance Services, Inc. and Vision Asset Management, Inc. Vision Insurance Services, Inc. is a licensed insurance agency which functions as a distribution firm for certain annuity products, whereas Vision Asset Management, Inc. is a Registered Investment Advisor with the Securities and Exchange Commission. Vision was acquired in connection with our February 2003 acquisition of South Holland Trust & Savings Bank (South Holland). Vision provides both institutional and retail clients with investment and wealth management services, and had $1.2 billion in assets under administration at December 31, 2006.

Ashland Management Agency, Inc. holds and/or manages certain properties purchased by the Company.

We also own all of the issued and outstanding common securities of Coal City Capital Trust I, MB Financial Capital Trust I, MB Financial Capital Trust II, MB Financial Capital Trust III, MB Financial Capital Trust IV, FOBB Capital Trust I, FOBB Capital Trust II, FOBB Capital Trust III; all statutory business trusts formed for the purpose of issuing trust preferred securities. See Note 12 of the notes to our audited consolidated financial statements for additional information.

Recent Developments

On February 28, 2007, we will pay a cash dividend, distributing $0.18 per share to shareholders of record as of February 16, 2007. Our Board of Directors approved the payment at its regular meeting in January 2007.

On January 24th we announced that the Board authorized us to repurchase up to 1,000,000 of our outstanding shares in the open market or in privately negotiated transactions. These shares may be purchased from time to time over a twelve-month period depending upon market conditions and other factors.

Primary Lines of Business

Our operations are currently managed as one unit and we do not have separate operating segments. Our chief operating decision-makers use consolidated results to make operating and strategic decisions.

We concentrate on serving small and middle market businesses, leasing companies, and their owners and consumers who live or work near our branches. Through our acquisition program and careful selection of officers and employees, we have positioned ourselves to take a leading role in these attractive niches. To further our position, we have established three primary lines of business: commercial banking; retail banking; and wealth management. These are described below.

Commercial Banking. Our commercial banking group focuses on serving small and middle market businesses, primarily located in the Chicago metropolitan area. We provide a full set of credit, deposit, and treasury management products to these companies. In general, our products are specifically designed for companies with annual revenues between $5 million and $100 million and credit needs of up to $25 million. We have a broad range of credit products for our target market, including working capital loans and lines of credit; accounts receivable; inventory and equipment financing; industrial revenue bond financing; business acquisition loans; owner occupied real estate loans; and financial, performance and commercial letters of credit. Deposit and treasury management products include: internet products for businesses; investment sweep accounts; zero balance accounts; automated tax payments; ATM access; merchant credit card processing; telephone banking; lockbox; automated clearing house transactions; account reconciliation; controlled disbursement; detail and general information reporting; wire transfers; a variety of international banking services; and checking accounts. In addition, for real estate operators and investors, our products include commercial real estate, residential real estate, commercial, industrial and residential construction loans, and land acquisition and development loans.

Within commercial banking, we also target small and medium size equipment leasing companies located throughout the United States. We have provided lease banking services to these companies for more than three decades. Competition in serving this equipment leasing market generally comes from large banks, finance companies, large industrial companies and some community banks. We compete based upon rapid decision making and excellent service and by providing flexible financial solutions to meet our customers’ needs. We provide full banking services to leasing companies by financing the debt portion of leveraged equipment leases (referred to as lease loans), providing short and long-term equity financing and by making working capital and bridge loans. For lease loans, a lessee’s credit is often rated as investment grade for its public debt by Moody’s, Standard & Poors or the equivalent. If a lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other middle market customer. We also invest directly in equipment that we lease to other companies located throughout the United States (referred to as operating leases). Our operating lease portfolio is made up of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee’s business, thereby increasing the likelihood of renewal at the end of the lease term.

Additionally, LaSalle, a subsidiary of MB Financial Bank, primarily focuses on leasing technology-related equipment to middle market and large “Fortune 1000” businesses throughout the United States and provides us the additional ability to directly originate leases. LaSalle is a 26-year old organization that banked with MB Financial Bank since its inception, prior to being acquired by us in 2002. LaSalle’s experienced leasing personnel enhance our ability to originate leases, and expand the products that we offer our commercial banking customers. During the second quarter of 2005, LaSalle, which was the owner of 60% of LaSalle Business Solutions (LBS), purchased from the minority owners the remaining 40% of LBS. LBS specializes in selling and administering third party equipment maintenance contracts.

Retail Banking. The target market for our retail banking group is individuals who live or work near our banking offices. We offer a full set of personal banking products to these individuals, including checking accounts, savings accounts, NOW and money market accounts, time deposit accounts, secured and unsecured consumer loans, residential mortgage loans, Internet banking and a variety of fee for service products, such as money orders and travelers’ checks. As our customers’ needs change, we adjust our product offerings accordingly, and develop new products to differentiate ourselves from our competitors. To offer our customers additional convenience, beginning in 2005, we expanded our banking hours (including Sundays), provided a 7:00 PM cut-off time for deposits to accelerate cash availability for our customers, and introduced our ATM Freedom product that allows free ATM transactions anytime and anywhere in the world.

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

Commercial Lending. Our banks make commercial loans to small and middle market businesses. The borrowers tend to be privately owned and are generally manufacturers, wholesalers, distributors, long-term health care operators and service providers. Loan products offered are primarily working capital and term loans and lines of credit that help our customers finance accounts receivable, inventory and equipment. Our banks also offer financial, performance and commercial letters of credit. Commercial loans secured by owner occupied real estate are classified as commercial real estate loans in the loan portfolio composition table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 to the audited consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”. Most commercial loans are short-term in nature, being one year or less, with the maximum term generally being five years. Our commercial loans typically range in size from $500 thousand to $15 million.

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

The lessee acknowledges the bank’s security interest in the leased equipment and normally agrees to send lease payments directly to us. Lessees tend to be Fortune 1000 companies and have an investment grade public debt rating by Moody’s or Standard & Poors, or the equivalent, and occasionally are below investment grade. If the lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other middle market customer. Lease loans almost always are fully amortizing, with maturities typically ranging from three to five years. Loan interest rates are fixed. Many lease loans are investment grade quality, are made to well-known public companies and therefore we believe are generally marketable.

We also invest directly in equipment leased to other companies (which we refer to as operating leases). Our profitability depends, to a great degree, upon our ability to realize the residual values of this equipment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Residual Value of Our Direct Finance, Leveraged and Operating Leases.”

Commercial Real Estate Lending. Our banks originate commercial real estate loans that are generally secured by one or more of the following kinds of properties: multi-unit residential property; owner and non-owner occupied commercial and industrial property; and “for sale” residential property. Loans are also made to finance the acquisition and development of land. Longer term commercial mortgage loans are generally made at fixed rates, although some float with our Reference Rate or LIBOR. Terms of up to twenty-five years are offered on fully amortizing loans, but most loans are structured with a balloon payment at the end of five years. For our fixed rate loans with maturities greater than five years, we may enter into an interest rate swap agreement with a third party to mitigate long-term interest rate risk. In deciding whether to make a commercial real estate loan, we consider, among other things, the experience and qualifications of the borrower as well as the value and cash flow of the underlying property. Some factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the ratio of the loan amount to the appraised value and the overall creditworthiness of the prospective borrower. Our commercial real estate loans typically range in size from $250 thousand to $20 million.

Commercial real estate lending typically involves higher principal amounts than other types of loans and the repayment of the loans is often dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan. These loans may therefore be more adversely affected by conditions in the real estate markets or in the economy in general. For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, many commercial real estate loans are not fully amortized over the loan period, but have balloon payments due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or completing a timely sale of the underlying property.

Residential Real Estate.  We also originate fixed and adjustable rate residential real estate loans secured by first and second mortgages on single family real estate.  Terms of first mortgages range from ten to thirty years. Terms for second mortgages range from five to ten years.  In making the decision whether to make a residential real estate loan, we consider the qualifications of the borrower as well as the value of the underlying property. Our general practice is to sell our newly originated fifteen to thirty year fixed-rate residential real estate loans shortly after they are made, and to hold in portfolio all adjustable rate residential real estate loans.

Construction Real Estate. We provide construction loans for the acquisition and development of land for further improvement of condominiums, townhomes, and one-to-four family residences. We also provide acquisition, development and construction loans for retail and other commercial purposes, primarily in our market areas. Construction lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, our estimations with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.

Consumer Lending. Our consumer lending portfolio is primarily focused on home equity lines of credit, fixed-rate second mortgage loans and to a limited extent, direct and indirect vehicle loans and unsecured consumer loans. Home equity lines of credit are generally extended up to 90% of the appraised value of the property, less existing liens, generally at interest rates which range from the designated prime rate plus or minus 50 basis points. Our banks use the same underwriting standards for home equity lines of credit as we use for residential real estate loans. Indirect vehicle loans represent consumer loans made through a network of new and used car and Harley Davidson dealers. Consumer loans typically have shorter terms and lower balances with higher yields as compared to residential real estate loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

Foreign Operations

MB Financial Bank holds certain commercial real estate loans, residential real estate loans, other loans and mortgage-backed investment securities in a real estate investment trust through its wholly owned subsidiary MBRE Holdings LLC headquartered and domiciled in Freeport, The Bahamas. MBRE Holdings LLC and its subsidiary, MB Real Estate Holdings LLC, were established in August 2002 to enable MB Financial Bank to enhance earnings through an overall effort to provide us with alternative methods of raising capital and funding in the future as well as reduce expenses through tax saving strategies. We do not engage in operations in any other foreign countries.

Competition

We face substantial competition in all phases of our operations, including deposit accounts and loan originations, from a variety of competitors. Commercial banks, savings institutions, brokerage houses, credit unions, mutual funds, insurance companies and specialty finance companies all compete with us for new and existing customers. Several national financial institutions have commenced aggressive de novo branching plans that heighten the competitive pressures in our market areas, particularly in the Chicago metropolitan area. Our banks compete by providing quality services to our customers, ease of access to facilities, convenient hours and competitive pricing of services (including interest rates paid on deposits, interest rates charged on loans and fees charged for other non-interest related services).

Personnel

As of December 31, 2006, we and our subsidiaries employed a total of 1,380 full-time-equivalent employees. Our employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be good.

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

The Federal Reserve Board's risk-based guidelines establish a two-tier capital framework. Tier 1 capital consists of common stockholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles. Tier 2 capital consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities. The sum of Tier 1 and Tier 2 capital represents qualifying total capital, at least 50% of which must consist of Tier 1 capital.

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2006 were 10.49% and 11.80%, respectively.

The Federal Reserve Board’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets. The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2006, we had a leverage ratio of 8.39%.

To be considered “well capitalized,” the Company must have a total risk-based capital ratio of at least 10% and a Tier 1 risk-based capital ratio of at least 6% on a consolidated basis, and not be subject to any written agreement, order, and capital directive or prompt corrective action directive requiring it to maintain a specific capital measure. As of December 31, 2006, we met the requirements to be considered “well capitalized”.

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

As of December 31, 2006, each of our subsidiary banks met the requirements to be classified as “well-capitalized.”

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

Federal Deposit Insurance Reform. The FDIC currently maintains the Deposit Insurance Fund (the “DIF”), which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund. The deposit accounts of each of our subsidiary banks are insured by the DIF to the maximum amount provided by law. This insurance is backed by the full faith and credit of the United States Government.

          As insurer, the FDIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions. It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against insured institutions.

          The FDIC’s regulations for risk-based deposit insurance assessments establish four Risk Categories. Risk Category I, for well-capitalized institutions that are financially sound with only a few minor weaknesses, includes about 95% of FDIC-insured institutions. Risk Categories II, III and IV present progressively greater risks to the DIF. Effective January 1, 2007, Risk Category I institutions pay quarterly assessments for deposit insurance at annual rates of 5 to 7 basis points. The rates for Risk Categories II, III and IV are 7, 28 and 43 basis points, respectively. With advance notice to insured institutions, rates are subject to change. Within Risk Category I, the precise rate for an individual institution with less than $10 billion in assets is generally determined by a formula using CAMELS ratings, which are assigned in examinations, and financial ratios. A different method applies for larger institutions. The rate for an individual institution is applied to its assessment base, consisting generally of its deposit liabilities subject to certain adjustments. An institution insured by the FDIC on December 31, 1996 which had previously paid assessments (or its successor) is eligible for certain credit against deposit insurance assessments.

The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980s to resolve the thrift bailout. During the year ended December 31, 2006, the quarterly assessments averaged approximately 0.012% of assessable deposits.

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

As of their last examinations, both MB Financial Bank and Union Bank received a Community Reinvestment Act rating of “outstanding”.

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

We may fail to realize all of the anticipated benefits of our acquisition of FOBB.

The success of our acquisition of FOBB depends on, among other things, our ability to realize anticipated cost savings and to combine the businesses of MB Financial and FOBB in a manner that does not materially disrupt the existing customer relationships of our companies or result in decreased revenues from our respective customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

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

• changes in economic and industry conditions; and

• the duration of the loan.

We maintain an allowance for loan losses which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

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

        Our interest earning assets and interest bearing liabilities may react in different degrees to changes in market interest rates. Interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types may lag behind. The result of these changes to rates may result in differing spreads on interest earning assets and interest bearing liabilities. While we take measures intended to manage the risks from changes in market interest rates, we cannot control or accurately predict changes in market rates of interest nor be sure our protective measures are adequate.

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

• Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices our management considered acceptable and expect that we will experience this condition in the future in one or more markets;

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

Our growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

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

     MB Financial Bank holds certain commercial real estate loans, residential real estate loans and other loans, and mortgage-backed investment securities in a real estate investment trust through its wholly owned subsidiary MBRE Holdings LLC headquartered and domiciled in Freeport, The Bahamas. Qualification as a REIT involves application of specific provisions of the Internal Revenue Code relating to various asset tests.   If the REIT fails to meet any of the required provisions for REITs, or there are changes in tax laws or interpretations thereof, it could no longer qualify as a REIT and the resulting tax consequences would increase our effective tax rate or cause us to have a tax liability for prior years.

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

        We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, we have grown our business successfully by focusing on our business lines in our geographic markets and emphasizing the high level of service and responsiveness desired by our customers. We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies and specialized finance companies. Many of our competitors offer products and services which we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, and smaller newer competitors may also be more aggressive in terms of pricing loan and deposit products than we are in order to obtain a share of the market. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured state-chartered banks and national banks and federal savings banks. As a result, these nonbank competitors have certain advantages over us in accessing funding and in providing various services.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our business at 70 retail banking center locations, with 64 in the Chicago metropolitan area, five in the Oklahoma City metropolitan area and one in Philadelphia. We own 47 of our banking center facilities. The other facilities are leased for various terms. All of the branches have ATMs, and we have 15 additional ATMs at other locations. We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

Set forth below is information relating to each of our offices as of December 31, 2006. The total net book value of our premises and equipment (including land and land improvements, buildings, furniture and equipment, and buildings and leasehold improvements) at December 31, 2006 was $197.6 million.

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
33 W. Huron St., Chicago, Illinois (1)
557 S. State St., Chicago, Illinois (1)

Chicago (North)
2965 North Milwaukee, Chicago, Illinois
5670 North Milwaukee, Chicago, Illinois
6443 North Sheridan Road, Chicago, Illinois (1)

Chicago (South)
5100 South Damen Avenue, Chicago, Illinois
1618 West 18th Street, Chicago, Illinois
3030 East 92nd Street, Chicago, Illinois

Chicago (West)
6422 West Archer Avenue, Chicago, Illinois (2)
8300 West Belmont, Chicago, Illinois
1420 West Madison Street, Chicago, Illinois (2)

Chicago (Suburban)
777 Army Trail Rd., Addison, Illinois
2992 Indian Trail Rd., Aurora, Illinois
1050 Busse Hwy., Bensenville, Illinois (1)
455 S. Weber Rd., Bolingbrook, Illinois
1500 Roosevelt Rd., Broadview, Illinois
5750 West 87th Street, Burbank, Illinois
7000 County Line Road, Burr Ridge, Illinois
8300 S. Madison St., Burr Ridge, Illinois
600 W. Plainfield Rd., Countryside, Illinois
2401 75th St. Darien, Illinois
14122 Chicago Road, Dolton, Illinois
990 North York Road, Elmhurst, Illinois
356 Park Ave., Glencoe, Illinois (1)
487 Pennsylvania Ave., Glen Ellyn, Illinois
2823 Pfingsten Rd., Glenview, Illinois (1)
2200 N. Waukegan Rd., Glenview, Illinois (1)
13900 S. Bell Rd., Homer Glen, Illinois
1540 Route 59, Joliet, Illinois
326 W. Burlington Ave., LaGrange Park, Illinois
401 North LaGrange Road, LaGrange Park, Illinois (1)
1151 State Street, Lemont, Illinois
6401 North Lincoln Avenue, Lincolnwood, Illinois
4010 West Touhy Avenue, Lincolnwood, Illinois
6444 S. College Rd., Lisle, Illinois (1)

Banking Office Locations (continued):

6201 West Dempster Street, Morton Grove, Illinois
9147 Waukekgan Road, Morton Grove, Illinois
15 East Prospect Avenue, Mount Prospect, Illinois (1)
380 W. Diehl Rd., Naperville, Illinois
7557 West Oakton Street, Niles, Illinois (1)
1161 Church St., Northbrook, Illinois (1)
7222 West Cermak Road, North Riverside, Illinois (1)
1400 Sixteenth St., Oak Brook, Illinois
3824 York Rd., Oak Brook, Illinois (1)
9701 S. Cicero Ave., Oak Lawn, Illinois
2251 Plum Grove Road, Palatine, Illinois
1014 Busse Highway, Park Ridge, Illinois (1)
6111 North River Road, Rosemont, Illinois (4)
200 West Higgins Road, Schaumburg, Illinois (1)
475 East 162nd Street, South Holland, Illinois
16340 South Park Avenue, South Holland, Illinois
2607 Lincoln Hwy., St. Charles, Illinois
16255 South Harlem Avenue, Tinley Park, Illinois
18299 South Harlem Avenue, Tinley Park, Illinois
28W571 Batavia Rd., Warrenville, Illinois (1)
212 S. West St., Wheaton, Illinois

Oklahoma
4921 North May Ave, Oklahoma City, Oklahoma
125 East First, Edmond, Oklahoma
1201 West Memorial Road, Oklahoma City, Oklahoma
7300 South Penn Avenue, Oklahoma City, Oklahoma
312 West Commerce, Oklahoma City, Oklahoma

Pennsylvania
7918 Bustleton Avenue, Philadelphia, Pennsylvania

ATM Only
223 West Jackson Boulevard, Chicago, Illinois
525 S. State Street, Chicago, Illinois (3)
177 North State Street, Chicago, Illinois
11203 South Corliss Avenue, Chicago, Illinois
458 Dickens Ave., Chicago, Illinois
13148 Rivercrest Drive, Crestwood, Illinois
388 Eastgate Drive, Danville, Illinois
875 W. Roosevelt Rd., Glen Ellyn, Illinois
3824 York Rd., Hinsdale, Illinois
2450 Jefferson Street, Joliet, Illinois
9215 Greenwood Ave., Niles, Illinois
17 W 648 22nd Street, Oakbrook Terrace, Illinois
124 May Road, Peru, Illinois
3501 S. Laramie Ave., Stickney, Illinois
421 N. Country Farm Rd., Wheaton, Illinois (3)

Banking Office Locations (continued):

(1)	Leased facilities.
(2)	Land under building site is leased; other land and buildings are owned.
(3)	Space for ATM location leased.
(4)	The Company owns the building. However, the first floor is under a master lease agreement to a third party. The branch leases the space from the third party.

    We also have office locations in Troy, Michigan and Freeport, The Bahamas. The Troy location is used strictly as part of LaSalle’s lease business operations. The Freeport office houses the headquarters for MBRE Holdings LLC. None of these locations provide banking services to our customers.

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

Item 4. Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MBFI”. There were approximately 1,500 holders of record of our common stock as of December 31, 2006. The following table presents quarterly market price information and cash dividends paid per share for our common stock for 2006 and 2005:

	Market Price Range
			Dividends
	High	Low	Paid
2006
Quarter ended December 31, 2006	$38.35	$34.20	$0.18
Quarter ended September 30, 2006	37.49	34.19	0.18
Quarter ended June 30, 2006	37.98	33.00	0.15
Quarter ended March 31, 2006	37.20	34.02	0.15

2005
Quarter ended December 31, 2005	$39.60	$35.16	$0.15
Quarter ended September 30, 2005	42.74	37.21	0.15
Quarter ended June 30, 2005	40.50	35.57	0.13
Quarter ended March 31, 2005	42.85	37.93	0.13

The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors. The primary source for dividends paid to stockholders is dividends paid to us from our subsidiary banks. We have an internal policy which provides that dividends paid to us by a subsidiary bank cannot exceed an amount that would cause the bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios to fall below 11%, 8% and 7%, respectively. The minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes are 10%, 6% and 5%, respectively. At December 31, 2006, our subsidiary banks could pay a combined $38.3 million in dividends and comply with our internal policy regarding minimum regulatory capital ratios. In addition to adhering to our internal policy, there are regulatory restrictions on the ability of national banks to pay dividends. See “Item 1. Business - Supervision and Regulation - Dividends” above and Note 17 of notes to consolidated financial statements contained in Item 8 of this report.

The following table sets forth information for the three months ended December 31, 2006 with respect to repurchases of our outstanding common shares:
			Number of Shares	Maximum Number of
			Purchased as Part	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
October 1, 2006 - October 31, 2006	-	$-	-	-
November 1, 2006 - November 30, 2006	-	-	-	-
December 1, 2006 - December 31, 2006	-	-	-	-
Total	-	$-	-	-

Stock Performance Presentation

The following line graph shows a comparison of the cumulative returns for the Company, the Nasdaq Market Bank Index and an index of peer corporations selected by the Company, for the period beginning December 31, 2001 and ending December 31, 2006. The information assumes that $100 was invested at the closing price on December 31, 2001 in the Common Stock and each index, and that all dividends were reinvested.

	Fiscal Year Ending
COMPANY/INDEX/MARKET	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006

MB Financial, Inc.	100.00	130.46	208.03	244.16	208.04	225.15
NASDAQ Banks	100.00	101.77	130.39	144.46	142.43	158.65
Peer Group	100.00	111.08	145.17	170.87	170.54	185.53

The Peer Group is made up of the following securities:

AMCORE FINANCIAL INC
BANKFINANCIAL CORP
FIRST MIDWEST BANCORP
MAF BANCORP INC
MIDWEST BANC HOLDNGS INC
PRIVATEBANCORP INC
TAYLOR CAPITAL GROUP
WINTRUST FINANCIAL CORP

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

We adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (Statement 123R) in the quarter ended March 31, 2006. Statement 123R requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award. Because we elected to adopt Statement 123R using modified retrospective application, the historical financial information prior to 2006 contained in this Item 6 and elsewhere in this report has been restated to reflect the impact of adoption. See Note 19, "Stock-Based Compensation" in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.

Our summary consolidated financial information and other financial data contain information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include net interest margin on a fully tax equivalent basis, tangible equity, tangible book value per common share, tangible equity to assets ratio, efficiency ratio, and cash return on average tangible equity. Our management uses these non-GAAP measures in its analysis of our performance. The tax equivalent adjustment to net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate. Tangible book value per common share, tangible equity and tangible equity to assets ratio measures exclude the ending balances of acquisition-related goodwill and other intangible assets, net of tax benefit, in determining tangible stockholders’ equity. Banking and financial institution regulators also exclude goodwill and other intangible assets, net of tax benefit, from stockholders’ equity when assessing capital adequacy. Management believes the presentation of the financial measures excluding the impact of these items provides useful supplemental information that is helpful in understanding our financial results, as they provide a method to assess management’s success in utilizing our tangible capital. This disclosure should not be viewed as a substitute for the results determined to be in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Reconciliations of net interest margin on a fully tax equivalent basis to net interest margin and tangible book value per share to book value per share are contained in the “Selected Financial Data” discussed below.

Selected Financial Data:
	As of or for the Year Ended December 31,
	2006 (5)	2005	2004 (4)	2003 (3)	2002 (2)
Statement of Income Data:
Interest income	$398,560	$293,904	$229,514	$206,904	$208,866
Interest expense	197,148	112,518	69,114	65,368	76,188

Net interest income	201,412	181,386	160,400	141,536	132,678
Provision for loan losses	10,100	8,650	7,800	12,756	13,220

Net interest income after provision for loan losses	191,312	172,736	152,600	128,780	119,458
Other income	72,904	62,429	65,314	61,637	39,116
Gain on sale of bank subsidiary	-	-	-	3,083	-
Other expenses	167,678	141,632	127,148	117,157	91,665

Income before income taxes	96,538	93,533	90,766	76,343	66,909
Applicable income taxes	29,424	28,779	27,638	23,776	21,080

Net income	$67,114	$64,754	$63,128	$52,567	$45,829

Common Share Data (1):
Basic earnings per common share	$2.15	$2.27	$2.26	$1.97	$1.73
Diluted earnings per common share	2.12	2.24	2.21	1.94	1.70
Book value per common share	23.10	17.81	16.90	14.12	12.98
Less: goodwill and other intangible assets, net of
tax benefit, per common share	10.85	4.66	4.63	2.81	1.79
Tangible book value per common share	$12.25	$13.15	$12.27	$11.31	$11.19
Weighted average common shares outstanding:
Basic	31,156,887	28,480,909	27,886,191	26,648,265	26,429,523
Diluted	31,687,220	28,895,042	28,537,111	27,115,653	26,948,185
Dividend payout ratio	30.70%	24.63%	22.09%	22.31%	23.07%
Cash dividends per common share	$0.66	$0.56	$0.50	$0.44	$0.40

(1)	We split our common shares three-for-two by paying a 50% stock dividend in December 2003. All common share and per common share data has been adjusted to reflect the dividend.
(2)	In 2002 we acquired First Lincolnwood Corporation and LaSalle Systems Leasing, Inc.
(3)	In 2003 we acquired South Holland Bancorp, Inc.
(4)	In 2004 we acquired First SecurityFed Financial, Inc.
(5)	In 2006 we acquired First Oak Brook Bancshares, Inc.

Selected Financial Data (continued):
	As of or for the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Balance Sheet Data:
Cash and due from banks	$150,935	$92,001	$88,231	$91,283	$90,522
Investment securities	1,713,325	1,405,844	1,391,444	1,112,110	893,553
Loans, gross	5,256,081	3,746,182	3,345,557	2,825,794	2,504,714
Allowance for loan losses	61,617	44,979	44,266	39,572	33,890
Total assets	7,978,298	5,719,065	5,253,975	4,355,093	3,759,581
Deposits	5,899,232	4,201,700	3,962,012	3,432,035	3,019,565
Short-term and long-term borrowings	974,910	816,863	662,248	413,064	268,695
Junior subordinated notes issued to capital trusts	179,162	123,526	87,443	87,443	84,800
Stockholders’ equity	846,952	506,986	484,537	377,717	345,129
Less: goodwill	379,047	125,010	123,628	70,293	45,851
Less: other intangible assets, net of tax benefit	18,756	8,186	8,832	4,914	1,818
Tangible equity	$449,149	$373,790	$352,077	$302,510	$297,460

Performance Ratios:
Return on average assets	1.02%	1.17%	1.31%	1.26%	1.25%
Return on average equity	10.70	13.15	14.50	14.52	14.35
Net interest margin (1)	3.41	3.63	3.69	3.72	3.97
Tax equivalent effect	0.11	0.11	0.10	0.08	0.06
Net interest margin - fully tax equivalent basis (1)	3.52	3.74	3.79	3.80	4.03
Efficiency ratio (6)	59.61	56.47	55.16	56.23	53.28
Cash return on average tangible equity (2)	17.04	18.16	19.53	18.38	16.79
Loans to deposits	89.10	89.16	84.44	82.34	82.95

Asset Quality Ratios:
Non-performing loans to total loans (3)	0.45%	0.56%	0.71%	0.75%	0.88%
Non-performing assets to total assets (4)	0.34	0.38	0.46	0.50	0.60
Allowance for loan losses to total loans	1.17	1.20	1.32	1.40	1.35
Allowance for loan losses to non-performing loans (3)	258.62	212.55	186.90	187.44	154.16
Net loan charge-offs to average loans	0.23	0.22	0.23	0.37	0.33

Liquidity and Capital Ratios:
Tier 1 capital to risk weighted assets	10.49%	11.70%	11.38%	11.71%	13.12%
Total capital to risk weighted assets	11.80	12.91	12.54	12.93	15.06
Tier 1 capital to average assets	8.39	9.08	8.62	9.02	9.80
Average equity to average assets	9.50	8.93	9.07	8.68	8.73
Tangible equity to assets (5)	5.93	6.69	6.87	7.07	8.01

Other:
Banking facilities	70	45	45	41	44
Full time equivalent employees	1,380	1,123	1,030	936	809

(1)	Net interest margin represents net interest income as a percentage of average interest earning assets.
(2)
Net cash flow available to stockholders (net income plus other intangibles amortization expense, net of tax benefit) / Average tangible equity (average equity less average goodwill and average other intangibles, net of tax benefit).

(3)
Non-performing loans include loans accounted for on a non-accrual basis, accruing loans contractually past due 90 days or more as to interest or principal and loans the terms of which have been renegotiated to provide reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

(4)	Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.
(5)	Equal to total stockholders’ equity less goodwill and other intangibles, net of tax benefit, divided by total assets less goodwill and other intangibles, net of tax benefit.
(6)	Equals total other expense divided by the sum of net interest income on a fully tax equivalent basis and total other income less net gains (losses) on securities available for sale.

   Selected Financial Data (continued):

The following table presents a reconciliation of cash return on average tangible equity (in thousands):

	2006	2005	2004	2003	2002
Net Income, as reported	$67,114	$64,754	$63,128	$52,567	$45,829
Plus: Intangible amortization, net of tax benefit	1,281	645	660	754	631
Net cash flow available to stockholders	$68,395	$65,399	$63,788	$53,321	$46,460

Average stockholder’s equity	$627,069	$492,513	$435,419	$362,151	$319,376
Less: Average goodwill	213,874	123,879	101,314	67,391	40,773
Less: Average other intangible assets net of tax benefit	11,901	8,496	7,453	4,692	1,914
Average tangible equity	$401,294	$360,138	$326,652	$290,068	$276,689

The following table sets forth our selected quarterly financial data (in thousands, except common share data):

	Three Months Ended 2006				Three Months Ended 2005
	December	September	June	March	December	September	June	March
Statement of Income Data:
Interest income	$120,130	$105,316	$89,317	$83,797	$79,500	$76,377	$72,068	$65,959
Interest expense	62,952	53,562	42,379	38,255	33,673	30,190	26,381	22,274

Net interest income	57,178	51,754	46,938	45,542	45,827	46,187	45,687	43,685
Provision for loan losses	3,500	4,000	1,500	1,100	1,500	1,750	3,000	2,400

Net interest income after	53,678	47,754	45,438	44,442	44,327	44,437	42,687	41,285
provision for loan losses
Other income	21,723	17,615	16,347	17,219	12,384	16,723	17,706	15,616
Other expenses	49,487	44,026	37,315	36,850	37,164	37,069	34,907	32,492
Income before income taxes	25,914	21,343	24,470	24,811	19,547	24,091	25,486	24,409
Income taxes	7,826	6,602	7,324	7,672	5,841	7,445	7,924	7,569
Net income	$18,088	$14,741	$17,146	$17,139	$13,706	$16,646	$17,562	$16,840

Net Interest Margin	3.26%	3.35%	3.54%	3.54%	3.56%	3.60%	3.67%	3.69%
Tax equivalent effect	0.11%	0.10%	0.12%	0.11%	0.11%	0.11%	0.11%	0.11%
Net interest margin on a fully tax
Equivalent basis	3.37%	3.45%	3.66%	3.65%	3.67%	3.71%	3.78%	3.80%

Common Share Data :
Basic earnings per common
share	$0.49	$0.47	$0.61	$0.61	$0.48	$0.58	$0.62	$0.59
Diluted earnings per common
share	$0.49	$0.46	$0.60	$0.60	$0.47	$0.57	$0.61	$0.57
Weighted average common
shares outstanding	36,583,607	31,529,245	28,130,670	28,288,782	28,521,318	28,506,656	28,357,533	28,538,032
Diluted weighted average
common shares outstanding	37,156,887	32,055,721	28,636,728	28,797,627	28,931,905	28,955,455	28,916,117	29,293,951

Fourth Quarter Results

Net income was $18.1 million for the fourth quarter of 2006, compared to $13.7 million for the fourth quarter of 2005. The results for the fourth quarter of 2006 generated an annualized return on average assets of 0.91%, an annualized return on average equity of 8.53% and an annualized cash return on average tangible equity of 16.79%, compared to 0.96%, 10.80% and 14.82% respectively, for the same period in 2005. The Company completed its acquisition of First Oak Brook Bancshares, Inc. (FOBB), parent of Oak Brook Bank, on August 25, 2006. The fourth quarter of 2006 is the first full quarter that reflects the inclusion of the acquisition of FOBB.

Net interest income was $57.2 million for the three months ended December 31, 2006, an increase of $11.4 million, or 24.8% from $45.8 million for the comparable period in 2005. Net interest income grew primarily due to a $1.8 billion, or 36.0%, increase in average interest earning assets, funded by a $1.7 billion, or 38.1%, increase in average interest bearing liabilities. This was partially offset by approximately 30 basis points of margin compression. Approximately $1.6 billion of the increase in average interest earning assets and approximately

 $1.6 billion of the increase in interest bearing liabilities was due to the acquisition of FOBB, with the remainder resulting from organic growth. The net interest margin, expressed on a fully tax equivalent basis, was 3.37% for the fourth quarter of 2006 and 3.67% for the fourth quarter of 2005. The decline in the net interest margin was primarily due to the merger with FOBB, the inverted yield curve, continued tight credit spreads on loans, and fierce competition for deposits. We estimate that approximately 10 basis points of the decline in net interest margin from the fourth quarter of 2005 to the fourth quarter of 2006 was due to the acquisition of FOBB.

The provision for loan losses was $3.5 million in the fourth quarter of 2006 and $1.5 million in the fourth quarter of 2005. Net charge-offs were $3.0 million in the quarter ended December 31, 2006 compared to $1.3 million in the quarter ended December 31, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” in Item 7 below for further analysis of the allowance for loan losses.

Other income was $21.7 million for the quarter ended December 31, 2006, an increase of $9.3 million, or 75.4% compared to $12.4 million for the quarter ended December 31, 2005. Net gains on securities sold were $82 thousand compared to a net loss of $3.7 million for the quarter ended December 31, 2005. The net loss in the 2005 period was a result of a securities portfolio restructuring. This loss decreased diluted earnings per share by $0.08 in the fourth quarter of 2005. Merchant card processing income, trust and asset management fees, other operating income, and deposit service fees increased by $2.8 million, $854 thousand, $640 thousand, and $561 thousand, respectively, primarily due to the acquisition of FOBB.

Other expense increased $12.3 million or 33.2% to $49.5 million for the quarter ended December 31, 2006 from $37.2 million for the quarter ended December 31, 2005. Salaries and employee benefits expense increased by $8.7 million. We estimate that approximately $6.1 million of the increase in salaries and employee benefits expense was due to the acquisition of FOBB. Merchant card processing expense, and other intangible amortization expense increased $2.4 million, and $736 thousand, respectively. These increases were primarily due to the acquisition of FOBB. These increases were partially offset by a decrease in advertising and marketing expense of $453 thousand compared to the fourth quarter of 2005. There was additional advertising in the fourth quarter of 2005 for the deposit gathering strategy implemented in the third quarter of 2005. Professional and legal expense decreased by $589 thousand in the fourth quarter of 2006 compared to the fourth quarter of 2005.

Income tax expense for the three months ended December 31, 2006 increased $2.0 million to $7.8 million compared to $5.8 million for the same period in 2005. The effective tax rates were 30.2% and 29.9% for the quarters ended December 31, 2006 and 2005, respectively.

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

Overview

We had net income of $67.1 million for the year ended December 31, 2006 compared to $64.8 million for the year ended December 31, 2005, an increase of $2.4 million, or 3.6%. Fully diluted earnings per share for 2006 decreased 5.4% to $2.12 compared to $2.24 per share in 2005.

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities less provision for loan losses. Additionally, our net income is affected by other income and other expenses. The provision for loan losses reflects the amount that we believe is adequate to cover potential credit losses in the loan portfolio. Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, brokerage fees, trust and asset management fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net gains on sale of other assets, merchant card processing fees and other operating income. Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, merchant card processing expense and other operating expenses.

Net interest income is affected by changes in the volume and mix of interest earning assets, the level of interest rates earned on those assets, the volume and mix of interest bearing liabilities and the level of interest rates paid on those interest bearing liabilities. The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectibility of the loan portfolio, as well as economic and market conditions. Other income and other expenses are impacted by growth of operations and growth in the number of loan and deposit accounts through both acquisitions and core banking business growth. Growth in operations affects other expenses primarily as a result of additional employees, branch facilities and promotional marketing expense. Growth in the number of loan and deposit accounts affects other income, including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.

As noted under “Item 6. Selected Financial Data," we adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" (Statement 123R) in the quarter ended March 31, 2006. Statement 123R requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award. Because we elected to adopt Statement 123R using modified retrospective application, the financial information prior to 2006 in this Item 7 and elsewhere in this report has been restated to reflect the impact of adoption. See Note 19, "Stock-Based Compensation" in the notes to consolidated financial statements contained under “Item 8. Financial Statements and Supplementary Data.”

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases. Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a quarterly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected. At December 31, 2006, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $33.9 million. See Note 1 and Note 6 of the notes to our audited consolidated financial statements for additional information.

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

	Year Ended December 31,
	2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets:
Loans (1) (2)	$4,372,156	$330,195	7.55%	$3,571,083	$235,965	6.61%	$3,076,077	$178,005	5.79%
Loans exempt from federal
income taxes (3)	5,027	373	7.32	2,939	190	6.38	3,164	206	6.40
Taxable investment securities	1,185,267	55,141	4.65	1,132,716	47,305	4.18	1,036,372	43,061	4.15
Investment securities exempt
from federal income taxes (3)	321,528	18,220	5.59	275,012	15,479	5.55	220,148	12,563	5.61
Federal funds sold	12,848	669	5.14	2,243	84	3.69	5,008	48	0.94
Other interest bearing deposits	11,545	470	4.07	13,179	365	2.77	9,463	100	1.06
Total interest earning assets	5,908,371	405,068	6.86	4,997,172	299,388	5.99	4,350,232	233,983	5.38
Non-interest earning assets	693,699			520,965			450,929
Total assets	$6,602,070			$5,518,137			$4,801,161

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$868,373	$20,320	2.34	$760,673	$9,853	1.30	$741,912	$5,835	0.79
Savings deposit	470,113	3,438	0.73	508,470	3,299	0.65	506,737	2,957	0.58
Time deposits	2,843,122	126,381	4.45	2,165,721	69,104	3.19	1,801,494	44,582	2.47
Short-term borrowings	662,039	29,165	4.41	680,820	19,982	2.93	472,541	6,754	1.43
Long-term borrowings and junior
subordinated notes	306,462	17,844	5.74	179,606	10,280	5.65	169,019	8,986	5.23
Total interest bearing liabilities	5,150,109	197,148	3.83	4,295,290	112,518	2.62	3,691,703	69,114	1.87

Non-interest bearing deposits	758,832			674,353			623,650
Other non-interest bearing liabilities	66,060			55,981			50,389
Stockholders’ equity	627,069			492,513			435,419
Total liabilities and stockholders’ equity	$6,602,070			$5,518,137			$4,801,161
Net interest income/interest rate spread (4)		$207,920	3.03%		$186,870	3.37%		$164,869	3.51%
Taxable equivalent adjustment		6,508			5,484			4,469
Net interest income, as reported		$201,412			$181,386			$160,400

Net interest margin (5)			3.41%			3.63%			3.69%
Tax equivalent effect			0.11%			0.11%			0.10%
Net interest margin on a fully tax equivalent basis (5)			3.52%			3.74%			3.79%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes loan origination fees of $7.2 million, $7.4 million and $7.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $21.1 million, or 11.3% to $207.9 million for the year ended December 31, 2006 from $186.9 million for the year ended December 31, 2005. Tax-equivalent interest income increased by $105.7 million due to a $911.2 million, or 18.2% increase in average interest earning assets. The increase was comprised of a $803.2 million, or 22.5% increase in average loans and a $99.1 million, or 7.0% increase in average investment securities. The acquisition of FOBB increased the average loan balance and the average investment securities balance by approximately $375.6 million and $157.1 million, respectively. The increase in average investment securities due to the FOBB acquisition was partially off set by a overall decrease in our investment securities portfolio balance, net of the FOBB acquisition, throughout the year as cash from the investment portfolio was used to pay-down wholesale borrowings. The yield on average interest earning assets increased 87 basis points to 6.86% due to the increase in overall short-term interest rates. Interest expense increased by $84.6 million as average interest bearing liabilities increased by $854.8 million, while their cost increased by 121 basis points to 3.83%, also due to the increase in short-term interest rates. Approximately $566.6 million of the increase in average interest bearing liabilities was due to our acquisition of FOBB, with the remainder resulting from organic growth. The net interest margin decreased primarily due to the inverted yield curve, continued tight credit spreads on loans and the FOBB merger. We estimate that approximately 8 basis points of the decline in net interest margin from 2005 to 2006 was due to the acquisition of FOBB. Assuming no significant changes in interest rates, we estimate that our net interest margin on a fully tax equivalent basis will be in the range of 3.35% to 3.41% in the first quarter of 2007.

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

	Year Ended December 31,
	2006 Compared to 2005			2005 Compared to 2004
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Earning Assets:
Loans	$57,555	$36,675	$94,230	$30,806	$27,154	$57,960
Loans exempt from federal income taxes (1)	152	31	183	(15)	(1)	(16)
Taxable investment securities	2,267	5,569	7,836	4,023	221	4,244
Investment securities exempt from federal
income taxes (1)	2,635	106	2,741	3,090	(174)	2,916
Federal funds sold	540	45	585	(39)	75	36
Other interest bearing deposits	(50)	155	105	51	214	265
Total increase (decrease) in interest income	63,099	42,581	105,680	37,916	27,489	65,405

Interest Bearing Liabilities:
NOW and money market deposit accounts	1,563	8,904	10,467	152	3,866	4,018
Savings deposits	(261)	400	139	10	332	342
Time deposits	25,379	31,898	57,277	10,087	14,435	24,522
Short-term borrowings	(565)	9,748	9,183	3,902	9,326	13,228
Long-term borrowings and junior
subordinated notes	7,383	181	7,564	582	712	1,294
Total increase (decrease) in interest expense	33,499	51,131	84,630	14,733	28,671	43,404
Increase (decrease) in net interest income	$29,600	$(8,550)	$21,050	$23,183	$(1,182)	$22,001

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% rate.

Other Income

Other income increased $10.5 million, or 16.8% to $72.9 million for the year ended December 31, 2006 from $62.4 million for the year ended December 31, 2005. Merchant card processing income increased by $4.6 million mostly due to the acquisition of FOBB and an increase in transactions processed during the year ended December 31, 2006 compared to the same period in 2005. Brokerage fee income increased $1.4 million due to increased investment representative production in 2006 compared to 2005. Net loss on securities sold decreased $1.1 million to $445 thousand compared to $1.5 million for the year ended December 31, 2006. Trust and asset management fees increased by $1.1 million primarily due to the acquisition of FOBB. Net gain on sale of other assets increased by $840 thousand primarily due to the sale of excess real estate in 2006. Other operating income and deposit service fees increased by $969 thousand, and $775 thousand, respectively, primarily due to the acquisition of FOBB. Offsetting the increases above, net lease financing declined by $863 thousand primarily due to lower residual realizations in 2006 compared with 2005.

Other income decreased $2.9 million, or 4.4% to $62.4 million for the year ended December 31, 2005 from $65.3 million for the year ended December 31, 2004. There were $20 thousand in net gains recognized on the sale of other assets for the year ended December 31, 2005 compared to $3.1 million in net gains for the year ended December 31, 2004. The net gain recognized for the year ended December 31, 2004 was primarily comprised of a $4.2 million gain on the sale of two banking facilities and $1.4 million in losses on the retirement of assets. Net lease financing declined by $879 thousand due to lower levels of income realized during 2005 on leased equipment in which we own a residual interest. Brokerage fees declined by $1.8 million to $7.9 million, because of lower fixed annuity sales, loss of key clients due to acquisitions and turnover of financial advisors due to the difficult market in 2005. Net losses on sale of investment securities available for sale increased by $1.2 million as net losses of $1.5 million were realized in 2005 compared to net losses of $308 thousand in 2004. Investment security sales are periodically made as part of our ongoing strategy to maintain good long-term investment portfolio returns. Deposit service fees increased $742 thousand, primarily due to increases in NSF and overdraft fees of $691 thousand, while loan service fees increased $546 thousand due to an increase in lending activity and an increase in fees recorded on customer swap arrangements. Other operating income increased $2.3 million, primarily due to revenue related to merchant card processing being recorded on a gross basis in 2005. Merchant card processing revenue increased due to increase in transactions processed during the year ended December 31, 2005 compared to the same period in 2004. Prior to 2005, merchant card processing revenue and related expenses were netted, as the amount of income and expense was not considered material. See Note 1 of notes to consolidated financial statements contained in Item 8 of this report.

Other Expenses

Other expense increased by $26.0 million, or 18.4% to $167.7 million for the year ended December 31, 2006 from $141.6 million for the year ended December 31, 2005. Salaries and employee benefits increased by $16.9 million primarily due to the acquisition of FOBB and organic growth. We estimate that approximately $8.6 million of the increase in salaries and employee benefits expense was due to the acquisition of FOBB. Merchant card processing expense increased by $4.2 million mostly due to the acquisition of FOBB and an increase in transactions processed during the year ended December 31, 2006 compared to the same period in 2005. Occupancy and equipment expense increased by $2.1 million. Approximately $1.6 million of the increase in occupancy and equipment expense was due to the acquisition of FOBB. The remaining increase was primarily due to additional branch office locations. Other operating expenses increased by $1.9 million partially due to the acquisition of FOBB and partially due to increases in filing and other loan expense, and stationary, printing and supplies expense of $310 thousand and $701 thousand, respectively. Printing expense increased from 2005 as a result of outsourcing processes that were previously done in-house. Computer services expense increased by $1.2 million, primarily due to system upgrades during 2006 and the acquisition of FOBB. Brokerage fee expense increased by $1.1 million, which is directly related to the increase in brokerage income.

Other expense increased by $14.5 million, or 11.4% to $141.6 million for the year ended December 31, 2005 from $127.1 million for the year ended December 31, 2004. Salaries and employee benefits and advertising and marketing expense increased by $6.5 million and $741 thousand, respectively. The increase in salaries was primarily due to organic growth, a full year of First SecurityFed salaries, and a new deposit gathering strategy implemented in the second half of 2005 which necessitated the hiring of additional branch personnel. The increase in advertising and marketing expense was primarily due to the new deposit strategy. Occupancy and equipment expense increased by $2.2 million, primarily due to a $1.6 million increase in depreciation expense, as well as a $1.2 million decline in building rental income, offset by a decline of $552 thousand in property taxes. Depreciation expense increased due to computer and telecommunication equipment purchased in the second half of 2004 and placed in service at MB Financial Center and remodeling at several branches. Rental income declined due to the departure of tenants at the MB Financial Center as a result of our occupancy of the space in the fourth quarter of 2004. Brokerage fee expense decreased by $794 thousand primarily due to lower investment sales activity at Vision during 2005. Computer service expense increased by $872 thousand due to organic growth and acquisition of First SecurityFed, as well as system upgrades. Professional and legal expense increased by $777 thousand. Telecommunication expense increased $507 thousand, as the Company incurred additional costs as a result of upgrading its phone systems. Other operating expenses increased $3.7 million, primarily due to expenses related to merchant card processing of $2.3 million being recorded on a gross basis in 2005. In prior years, merchant card processing revenue and related expenses were netted, as the amount of income and expense was not considered material. See Note 1 of notes to consolidated financial statements contained in Item 8 of this report.

Income Taxes

Income tax expense for the year ended December 31, 2006 increased $645 thousand to $29.4 million compared to $28.8 million for the same period in 2005. The effective tax rates were 30.5% and 30.8% for the years ended December 31, 2006 and 2005, respectively.

Income tax expense for the year ended December 31, 2005 increased $1.1 million to $28.8 million compared to $27.6 million for the same period in 2004. The effective tax rate was 30.8% and 30.4% for the year ended December 31, 2005 and 2004, respectively.

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

Balance Sheet

Total assets increased $2.3 billion or 39.5% to $8.0 billion at December 31, 2006 from $5.7 billion at December 31, 2005. Net loans increased by $1.5 billion, or 40.3% to $5.2 billion at December 31, 2006. See “Loan Portfolio” section below for further analysis. Investment securities available for sale increased by $307.5 million, or 21.9% to $1.7 billion at December 31, 2006. Due to the acquisition of FOBB net loans and investment securities available for sale increased by approximately $1.1 billion and $471.1 million, respectively. The increases in net loans and investment securities available for sale reflect the sale of $345 million of indirect auto loans held by Oak Brook Bank on September 29, 2006 to remove low yielding assets, and the sale of $335 million in investment securities held by Oak Brook Bank, the majority of which were callable, to remove negative convexity from our balance sheet. Goodwill and other intangibles increased by $254.0 million and $16.3 million, respectively, primarily due to the acquisition of FOBB.

Total liabilities increased by $1.9 billion, or 36.8% to $7.1 billion at December 31, 2006 from $5.2 billion at December 31, 2005. Total deposits grew by $1.7 billion or 40.4% to $5.9 billion during the same period. Nearly all of the deposit increase was due to the acquisition of FOBB. Long-term borrowings increased by $187.2 million. Approximately $174.4 million of the increase was due to the acquisition of FOBB. Junior subordinated notes issued to capital trusts increased by $55.6 million primarily due to issuance of an additional $30.0 million in trust preferred securities during the third quarter of 2006 to fund part of the cash portion of the FOBB merger consideration. Approximately $24.8 million of the increase was due to the junior subordinated notes issued to capital trusts that FOBB had outstanding prior to the acquisition.

The Company has $61.7 million of junior subordinated notes issued to capital trusts with a fixed coupon rate of 8.6% outstanding that become callable in September 2007. Given the current interest rates available on this type of debt, the Company anticipates calling these notes. Based on the number of fully diluted shares outstanding as of December 31, 2006, if the Company were to call these notes in the third quarter of 2007, the Company estimates that it would incur approximately $0.03 to $0.04 per diluted share of additional interest expense to be recognized in the third quarter of 2007. This is due to the accelerated amortization of prepaid issuance costs.

Total stockholders’ equity increased $340.0 million to $847.0 million at December 31, 2006 compared to $507.0 million at December 31, 2005. Approximately $296.9 million of the increase was due to the acquisition of FOBB. Retained earnings increased by $46.9 million due to net income of $67.1 million, partially offset by $20.2 million or $0.66 per share, in cash dividends.

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

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	Year-ended December 31,
	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$11,287	$11,248	$13,597	$13,550	$23,212	$23,738
Government sponsored agencies	694,327	692,424	335,032	332,270	319,708	323,803
States and political subdivisions	386,066	386,937	295,033	293,706	251,846	255,009
Mortgage-backed securities	533,268	522,693	652,428	642,576	670,867	667,326
Corporate bonds	39,305	39,326	60,046	59,443	41,082	43,413
Equity securities	60,221	60,150	64,253	64,299	77,403	77,630
Debt securities issued by foreign governments	547	547	-	-	525	525

Total	$1,725,021	$1,713,325	$1,420,389	$1,405,844	$1,384,643	$1,391,444

U.S. Treasury securities and securities of government sponsored agencies generally consist of fixed rate securities with maturities of three months to three years. States and political subdivisions investment securities consist of investment grade and local non-rated issues with maturities of one year to fifteen years. The average expected life of mortgage-backed securities generally ranges between one and four years. Corporate bonds typically have terms of five years or less. Investments obtained through acquisitions and retained in our portfolio may have maturities that do not meet our normal criteria for investment purchases.

Securities of a single issuer which had book values in excess of 10.0% of our stockholder’s equity at December 31, 2006, other than government sponsored agencies and corporations, included mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  FNMA securities had an aggregate book value and market value of $250.3 million and $244.0 million, respectively, at December 31, 2006.  FHLMC securities had an aggregate book value and market value of $241.9 million and $238.3 million, respectively, at December 31, 2006.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities available for sale at December 31, 2006 (dollars in thousands):

			Due after One		Due after Five
	Due in One		Year through		Years through		Due after
	Year or Less		Five Years		Ten Years		Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

U.S. Treasury securities	$9,962	4.45%	$1,008	3.43%	$278	3.61%	$-	-
Government sponsored agencies	237,401	4.89%	273,430	4.61%	181,593	5.50%	-	-
States and political subdivision (1)	23,159	5.29%	64,722	5.49%	170,426	5.76%	128,630	6.15%
Mortgage-backed securities (2)	77	4.42%	1,429	5.84%	128,931	4.71%	392,256	4.80%
Corporate bonds	5,316	4.11%	22,800	4.46%	-	-	11,210	8.08%
Equity securities	-	-	-	-	-	-	60,150	3.77%
Debt securities issued by foreign governments	250	7.18%	297	6.65%	-	-	-	-
Total	$276,165	4.89%	$363,686	4.76%	$481,228	5.38%	$592,246	5.05%

(1)	Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.
(2)	These securities are presented based upon contractual maturities.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):
	At December 31,
	2006			2005		2004		2003		2002
			% of		% of		% of		% of		% of
		Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial related credits:
Commercial loans		$1,082,032	20%	$833,046	22%	$725,823	22%	$647,365	23%	$558,208	22%
Commercial loans collateralized by assignment of lease payments		456,079	9%	299,053	8%	251,025	7%	234,724	8%	274,290	11%
Commercial real estate		1,690,148	32%	1,456,585	39%	1,263,910	38%	1,090,498	39%	902,755	36%
Construction real estate		868,105	17%	521,434	14%	402,765	12%	268,523	9%	204,728	8%
Total commercial related credits		4,096,364	78%	3,110,118	83%	2,643,523	79%	2,241,110	79%	1,939,981	77%
Other loans:
Residential real estate		606,992	12%	387,167	10%	436,122	13%	361,110	13%	373,181	15%
Indirect vehicle		110,574	2%	-	-	-	-	-	-	-	-
Consumer loans		442,151	8%	248,897	7%	265,912	8%	223,574	8%	191,552	8%
Gross loans (1)		5,256,081	100%	3,746,182	100%	3,345,557	100%	2,825,794	100%	2,504,714	100%
Allowance for loan losses		(61,617)		(44,979)		(44,266)		(39,572)		(33,890)
Loans, net	$	$ 5,194,464		$3,701,203		$3,301,291		$2,786,222		$2,470,824

(1) Gross loan balances at December 31, 2006, 2005, 2004, 2003, and 2002 are net of unearned income, including net deferred loans fees of $3.3 million, $3.6 million, $4.2 million, $4.2 million, and $4.2 million, respectively.

Total loans and total commercial related credits increased from 2005 to 2006 by approximately $1.5 billion and $986.2 million, respectively. Commercial related credits grew approximately $354.2 million or 11.4% due to organic growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development. Of the $1.5 billion increase in total loans, and the $986.2 million increase in commercial loans, approximately $1.1 billion and 632.0 million, respectively, were due to the acquisition of FOBB.

The increase for 2005 in commercial related credits was primarily due to growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development. This increase was partially offset by decreases in residential real estate and consumer loans. These decreases resulted primarily from pay downs in the existing portfolio. Most fixed rate residential real estate loans originated continue to be sold to third party investors. The Company will also securitize and transfer residential real estate loans to investment securities available for sale for additional flexibility and favorable capital treatment on the Company’s balance sheet. During

2005, the Company securitized and transferred $28.8 million of residential real estate loans to investment securities available for sale.

Loan Maturities

The following table sets forth the scheduled repayment information for our loan portfolio at December 31, 2006 (in thousands). Loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due in One Year		Due after One Year		Due after
	Or Less		Through Five Years		Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating
	Rate	Rate	Rate	Rate	Rate	Rate	Total

Commercial loans	$118,997	$745,637	$88,020	$123,283	$4,183	$1,912	$1,082,032
Commercial loans collateralized by
assignment of lease payments	205,967	9,172	235,356	1,333	4,251	-	456,079
Commercial real estate	273,566	329,726	765,221	237,978	28,412	55,245	1,690,148
Construction real estate	5,908	651,081	6,576	203,942	-	598	868,105
Residential real estate	197,239	56,521	164,022	98,279	45,197	45,734	606,992
Indirect vehicle	45,396	-	63,207	-	1,971	-	110,574
Consumer loans	28,504	127,817	23,856	214,819	758	46,397	442,151
Gross loans	$875,577	$1,919,954	$1,346,258	$879,634	$84,772	$149,886	$5,256,081

Asset Quality

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	At December 31,
	2006	2005	2004	2003	2002

Non-accruing loans (1)	$23,521	$20,841	$23,495	$20,795	$21,359
Loans 90 days or more past due, still accruing interest	304	321	189	317	624
Total non-performing loans	23,825	21,162	23,684	21,112	21,983
Other real estate owned	2,844	354	384	472	549
Other repossessed assets	192	-	-	-	10
Total non-performing assets	$26,861	$21,516	$24,068	$21,584	$22,542

Total non-performing loans to total loans	0.45%	0.56%	0.71%	0.75%	0.88%
Allowance for loan losses to non-performing loans	258.62%	212.55%	186.90%	187.44%	154.16%
Total non-performing assets to total assets	0.34%	0.38%	0.46%	0.50%	0.60%

(1) Includes restructured loans totaling $568 thousand and $667 thousand at December 31, 2004 and 2003, respectively. There were no restructured loans at December 31, 2006, 2005 and 2002.

Non-performing Assets

Non-performing loans include loans accounted for on a non-accrual basis, accruing loans contractually past due 90 days or more as to interest and principal and loans whose terms have been restructured to provide reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. Management reviews the loan portfolio for problem loans on an ongoing basis. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for loan losses and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income. If interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income. Loans will not be placed back on accrual status unless back interest and principal payments are made. If interest on non-accrual loans had been accrued, such income would have amounted to approximately $1.5 million and $3.1 million for the years ended December 31, 2006 and 2005, respectively. Our general policy is to place loans 90 days past due on non-accrual status. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest.

Non-performing assets consists of non-performing loans, as well as other repossessed assets and other real estate owned. Other real estate owned represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair value less the estimated cost of disposal. Other real estate owned is evaluated regularly to ensure that the recorded amount is supported by its current fair value. Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of other real estate owned and changes in the valuation are included in other income and other expenses on the income statement. Other repossessed assets primarily consist of repossessed vehicles. Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued. Once the Bank obtains title, repossessed vehicles are not included in loans, but are classified as “other assets” on the consolidated balance sheets. The typical holding period for resale of repossessed automobiles is less than 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period. The typical holding period for motorcycles can be more than 90 days as well, as the average motorcycle re-sale period is longer than the average automobile re-sale period. The longer average period for motorcycles is a result of cyclical trends in the motorcycle market.

Of the $21.1 million of non-performing loans as of December 31, 2005, only $5.7 million still remained at December 31, 2006.

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

We maintain our allowance for loan losses at a level that management believes is adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans, underlying collateral and prior loss experience. We use a risk rating system to evaluate the adequacy of the allowance for loan losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine, by the originating loan officer, Senior Credit Management, loan review or any loan committee, with one being the best case and nine being a loss or the worst case. Estimated loan default factors are multiplied against loan balances in each risk-rating category and then multiplied by an historical loss given default rate by loan type to determine an appropriate level for the allowance for loan losses. A specific reserve may be needed on a loan by loan basis. Loans with risk ratings between six and eight are monitored more closely by the officers and Senior Credit Management, and may result in specific reserves. The allowance for loan losses also includes estimates for losses resulting from macroeconomic factors and for imprecision in the loan loss models discussed above. For 2005, the methodology was refined and this element was calculated for each loan type. As a result, the unallocated reserve was fully allocated to all components of the loan loss reserve as of December 31, 2005. This change accounts for a majority of the increase in the allowance for loan losses in each portfolio grouping prior to 2005. Control of our loan quality is continually monitored by management and is reviewed by our bank subsidiaries’ boards of directors at their regularly scheduled meetings. We consistently apply our methodology for determining the adequacy of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.

The following table presents an analysis of the allowance for loan losses for the years presented (dollars in thousands):
	Year Ended December 31,
	2006	2005	2004	2003	2002

Balance at beginning of year	$44,979	$44,266	$39,572	$33,890	$27,500
Additions from acquisitions	16,425	-	4,052	3,563	1,212
Allowance related to bank subsidiary sold	-	-	-	(528)	-
Provision for loan losses	10,100	8,650	7,800	12,756	13,220
Charge-offs:
Commercial loans	(10,350)	(4,012)	(5,600)	(7,191)	(4,286)
Commercial loans collateralized by	(246)	(826)	(1,538)	(131)	(2,112)
assignment of lease payments
Commercial real estate	(1,936)	(1,052)	(1,508)	(4,027)	(1,229)
Residential real estate	(603)	(118)	(338)	(1,621)	(820)
Construction real estate	-	(3,824)	(514)	(920)	-
Consumer loans	(979)	(351)	(496)	(1,034)	(1,019)
Total charge-offs	(14,114)	(10,183)	(9,994)	(14,924)	(9,466)
Recoveries:
Commercial loans	2,653	1,140	1,673	2,206	295
Commercial loans collateralized by	40	329	104	553	27
assignment of lease payments
Commercial real estate	326	51	36	975	40
Residential real estate	142	97	131	70	42
Construction real estate	489	-	28	-	108
Consumer loans	577	629	864	1,011	912
Total recoveries	4,227	2,246	2,836	4,815	1,424

Net charge-offs	(9,887)	(7,937)	(7,158)	(10,109)	(8,042)

Balance at December 31,	$61,617	$44,979	$44,266	$39,572	$33,890

Total loans at December 31,	$5,256,081	$3,746,182	$3,345,557	$2,825,794	$2,504,717
Ratio of allowance to total loans	1.17%	1.20%	1.32%	1.40%	1.35%
Ratio of net charge-offs to average loans	0.23%	0.22%	0.23%	0.37%	0.33%

In the second quarter of 2003, the allowance was reduced by $528 thousand in conjunction with the sale of Abrams. The acquisitions of FOBB, First SecurityFed, South Holland and Lincolnwood added $16.4 million, $4.1 million, $3.6 million and $1.2 million to the allowance in the third quarter of 2006, second quarter of 2004, first quarter of 2003 and second quarter of 2002, respectively.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans. An allocation for a loan classification is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2006		2005		2004		2003		2002
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial loans	$21,905	20%	$15,991	22%	$10,913	22%	$10,327	23%	$9,117	22%
Commercial loans collateralized by
assignment of lease payments	9,419	9%	7,199	8%	6,563	7%	4,301	8%	3,070	11%
Commercial real estate	11,056	32%	12,460	39%	10,340	38%	7,327	39%	7,446	36%
Residential real estate	1,533	12%	881	10%	868	13%	1,625	13%	1,750	15%
Construction real estate	15,874	17%	7,581	14%	4,451	12%	2,655	9%	1,980	8%
Consumer loans and other	1,830	10%	867	7%	925	8%	4,896	8%	2,838	8%
Unallocated (1)	-	-%	-	-%	10,206	-%	8,441	-%	7,689	-%
Total	$61,617	100%	$44,979	100%	$44,266	100%	$39,572	100%	$33,890	100%

(1) In 2005, the methodology was refined to fully allocate all components of the loan loss reserve.

Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including specific reserves, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in our market area. In addition, federal regulatory authorities, as part of the examination process, periodically review our allowance for loan losses. The regulators may require us to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination. Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses. The increase in the amount of allowance for loan losses allocated to construction real estate loans from 2005 to 2006 was primarily due to higher risk associated with the construction real estate loan portfolio compared to the other types of loans.

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

We define potential problem loans as loans rated substandard or doubtful which are included on the watch list presented to our bank subsidiaries’ boards of directors that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans), but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Our decision to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that we recognize potential problem loans carry a higher probability of default. The aggregate principal amounts of potential problem loans were $28.0 million, or 0.53% of total loans as of December 31, 2006, and approximately $25.2 million, or 0.67% of total loans as of December 31, 2005.

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

The following table sets forth the maturities of certificates of deposit and other time deposits $100,000 and over at December 31, 2006 (in thousands):

At December 31, 2006
Certificates of deposit $100,000 and over:
Maturing within three months	$612,192
After three but within six months	358,590
After six but within twelve months	385,040
After twelve months	321,356
Total certificates of deposit $100,000 and over (1)	$1,677,178

Other time deposits $100,000 and over (2):
Maturing within three months	$12,725
After three but within six months	18,061
After six but within twelve months	16,278
After twelve months	11,623
Total other time deposits $100,000 and over	$58,687

(1) Includes brokered deposits of $569.6 million.
(2)  Consists of time deposits held in individual retirement accounts (IRA’s) and time certificates that the customer has the option to increase the principal balance and maintain the original interest rate.

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31,
	2006		2005
	Amount	Percent	Amount	Percent

Demand deposits, noninterest bearing	$976,194	16.55%	$694,548	16.53%
NOW and money market accounts	1,125,851	19.08	723,157	17.21
Savings deposits	485,400	8.23	481,189	11.45
Time certificates, $100,000 or more	1,735,865	29.43	1,252,034	29.80
Other time certificates	1,575,922	26.71	1,050,772	25.01
Total	$5,899,232	100.00%	$4,201,700	100.00%

Borrowings. Short-term borrowings decreased by $29.2 million to $716.5 million at December 31, 2006 compared to $745.6 million at December 31, 2005. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base. Short-term borrowings from time to time include federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank advances, treasury, tax and loan demand notes, and correspondent bank lines of credit. We also offer customers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements. As business customers have grown more sophisticated in managing their daily cash position, demand for the sweep product has increased.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2006	2005	2004

Federal funds purchased:
Average balance outstanding	$43,390	$47,095	$25,431
Maximum outstanding at any month-end during the period	105,300	156,700	63,000
Balance outstanding at end of period	105,300	30,600	-
Weighted average interest rate during the period	5.13%	3.24%	1.79%
Weighted average interest rate at end of the period	5.44%	4.46%	- %
Securities sold under agreements to repurchase:
Average balance outstanding	$410,184	$414,239	$251,055
Maximum outstanding at any month-end during the period	498,115	491,762	333,936
Balance outstanding at end of period (1)	407,145	477,329	333,936
Weighted average interest rate during the period	4.05%	2.85%	1.27%
Weighted average interest rate at end of the period	4.01%	3.58%	1.89%
Federal Home Loan Bank advances:
Average balance outstanding	$205,805	$217,583	$192,720
Maximum outstanding at any month-end during the period	239,679	242,742	237,219
Balance outstanding at end of period	204,026	237,718	237,219
Weighted average interest rate during the period	4.94%	3.01%	1.57%
Weighted average interest rate at end of the period	5.30%	4.43%	2.20%
Treasury, tax and loan demand notes
Average balance outstanding	$1,545	$-	$-
Maximum outstanding at any month-end during the period	3,959	-	-
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	4.48%	-	-
Weighted average interest rate at end of the period	-	-	-
Correspondent bank lines of credit:
Average balance outstanding	$1,115	$1,904	$3,262
Maximum outstanding at any month-end during the period	12,000	10,000	26,000
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	6.11%	4.35%	2.80%
Weighted average interest rate at end of the period	-	-	-

(1)	Balance includes customer repurchase agreements totaling $370.2 million, $196.0 million and $161.5 million at December 31, 2006, 2005 and 2004, respectively.

Long-term borrowings include notes payable to other banks to support a portfolio of equipment that we own and lease to other companies, Federal Home Loan Bank advances, and subordinated debt. As of December 31, 2006 and December 31, 2005, our long-term borrowings were $258.4 million and $71.2 million, respectively. Approximately $174.4 million of the increase was due to the acquisition of FOBB. See Note 11 to the consolidated financial statements.

Junior subordinated notes issued to capital trusts include debentures sold to Coal City Capital Trust I, FOBB Capital Trust I, FOBB Capital Trust II, MB Financial Capital Trust I, FOBB Capital Trust III, MB Financial Capital Trust II, MB Financial Capital Trust III, and MB Financial Capital Trust IV in connection with the issuance of their preferred securities in 1998, 2000, 2002, 2002, 2003, 2005, 2006, and 2006 respectively. As of December 31, 2006 and December 31, 2005, our junior subordinated notes issued to capital trusts were $179.2 million and $123.5 million, respectively. See Notes 1 and 12 to the consolidated financial statements for further analysis.

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

Our banks have no required regulatory liquidity ratios to maintain; however, they each adhere to an internal policy which dictates a ratio of loans to deposits and our liquidity. Our current policy maintains that we, on a consolidated basis, may not have a ratio of loans (excluding lease loans where the related lessee has outstanding securities rated investment grade or where the related lessee would be viewed under our underwriting policies as an investment grade company) to deposits (including customer repurchase agreements) in excess of 80%, or a ratio of loans (including all lease loans) to deposits in excess of 90%. Additionally, as a general rule, our liquidity ratio (defined as cash, short-term assets and other marketable assets less pledged investment securities divided by deposits and short-term liabilities less pledged investment securities) should not fall below 10% for more than 60 days at any one time during the year. At December 31, 2006, we were in compliance with the foregoing policies.

     At December 31, 2006, our banks had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $2.0 billion. Our banks anticipate that they will have sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $2.8 billion at December 31, 2006 including brokered deposits. Although no assurance can be given, we expect to retain a substantial majority of these certificates of deposit or acquire additional brokered deposits.

In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. While, at December 31, 2006, there were no firm lending commitments in place, management believes that our banks could borrow approximately $416 million for a short time from these banks on a collective basis. Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and Union Bank, N.A. is a member of the Federal Home Loan Bank of Topeka, Kansas and both banks have the ability to borrow from their respective Federal Home Loan Banks. As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, the temporary curtailment of lending activities or sale of certain real estate and lease loans.

Corporation Liquidity. Our main sources of liquidity at the holding company level are dividends from our subsidiary banks and a line of credit maintained with a large regional correspondent bank in the amount of $30.0 million. As of December 31, 2006, we had $30.0 million undrawn and available under our line of credit.

Our subsidiary banks are subject to various regulatory capital requirements administered by federal and state banking agencies, which affect their ability to pay dividends to us. Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Additionally, our current policy effectively limits the amount of dividends our banks may pay to us by requiring each bank to maintain total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 11%, 8% and 7%, respectively. The minimum ratios required for a bank to be considered "well capitalized" for regulatory purposes are 10%, 6% and 5%, respectively. At December 31, 2006, our subsidiary banks could pay a combined $38.3 million in dividends and comply with our internal policy regarding minimum regulatory capital ratios. In addition to adhering to our policy, there are regulatory restrictions on the ability of national banks to pay dividends. See "Item 1. Business - Supervision and Regulation."

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

Interest rate swaps designated as an interest rate related hedge of an existing fixed rate asset or liability are fair value type hedges. We currently use fair value type hedges, or interest rate swaps, to mitigate the interest sensitivity of certain qualifying commercial loans and brokered time certificates of deposit. The change in fair value of both the interest rate swap and hedged instrument is recorded in current earnings. If a hedge ceases to qualify for hedge accounting prior to maturity, previous adjustments to the carrying value of the hedged item are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest-bearing instrument that has not been sold or extinguished). For additional information, including the notional amount and fair value of our interest rate swaps at December 31, 2006, see Note 20 “Derivative Financial Instruments” to the consolidated financial statements.

Trust Preferred Securities. In addition to our commitments and derivative financial instruments of the types described above, our off balance sheet arrangements include our combined $5.4 million ownership interests in the common securities of the statutory trusts we established to issue trust preferred securities. See “Capital Resources” below in this Item 7 and Note 12 “Junior Subordinated Notes Issued to Capital Trusts” to the consolidated financial statements.

Contractual Obligations. In the ordinary course of operations, we enter into certain contractual obligations. Such obligations include the funding of operations through debt issuances, subordinated notes issued to capital trusts, operating leases for premises and equipment, as well as capital expenditures for new premises and equipment.

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Time deposits	$3,311,787	$2,806,365	$322,640	$57,816	$124,966
Long-term borrowings	258,439	5,497	87,737	4,326	160,879
Junior subordinated notes issued to capital trusts (1)	179,162	-	-	-	179,162
Operating leases	19,936	3,285	4,265	1,975	10,411
Capital expenditures	6,680	6,680	-	-	-
Total	$3,776,004	$2,821,827	$414,642	$64,117	$475,418
Letters of Credit and commitments to extend credit	$2,030,654

(1) Call dates are set forth in Note 12 to the audited consolidated financial statements under Item 8. Financial Statements and Supplementary Data. As indicated under “-Balance Sheet,” we have $61.7 million of junior subordinated notes issued to capital trusts that become callable in September 2007. Based on the current interest rates available on this type of debt, we anticipate calling these notes.

Capital Resources

Our subsidiary banks are subject to the risk based capital regulations administered by the banking regulatory agencies. The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which, if undertaken, could have a direct material effect on the banks’ financial statements. As of December 31, 2006, the most recent notification from the federal banking regulators categorized each of our subsidiary banks as well capitalized. A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level. There are no conditions or events since that notification that management believes have changed our banks’ capital classification. On a consolidated basis, we must maintain a minimum ratio of Tier 1 capital to total assets of 4.00%, a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% and a minimum ratio of total-capital to risk-weighted assets of 8.00%. See “Item 1. Business - Supervision and Regulation - Capital Adequacy" and "Prompt Corrective Action." In addition, our internal policy requires us, on a consolidated basis, to maintain these ratios at or above 7%, 8% and 11%, respectively.

As of December 31, 2006, we and each of our subsidiary banks were "well capitalized" under the capital adequacy requirements to which each of us are subject. The following table sets forth the actual and required regulatory capital amounts and ratios for our subsidiary banks and us as of December 31, 2006 (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2006
Total capital (to risk-weighted assets):
Consolidated	$709,163	11.80%	$480,789	8.00%	$	N/A	N/A	%
MB Financial Bank	659,133	11.61	454,156	8.00		567,695	10.00
Union Bank	42,757	13.35	25,621	8.00		32,027	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	630,546	10.49	240,395	4.00		N/A	N/A
MB Financial Bank	590,150	10.40	227,078	4.00		340,617	6.00
Union Bank	33,124	10.34	12,811	4.00		19,216	6.00
Tier 1 capital (to average assets):
Consolidated	630,546	8.39	300,724	4.00		N/A	N/A
MB Financial Bank	590,150	8.31	284,026	4.00		355,033	5.00
Union Bank	33,124	7.87	16,829	4.00		21,036	5.00

N/A - not applicable

We established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities. The trust preferred securities are included in our consolidated Tier 1 Capital and Total Capital at December 31, 2006. In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of December 31, 2006, 100% of the trust preferred securities described in Note 12 of our audited consolidated financial statements qualified as Tier I capital. Under the final rule adopted in March 2005, that will take effect March 31, 2009, 88% of the trust preferred securities outstanding, as of December 31, 2006, will qualify as Tier I capital.

As of December 31, 2006, we had approximately $7 million in capital expenditure commitments outstanding which relate to various projects to build new branches or renovate existing branches. We expect to pay the outstanding commitments as of December 31, 2006 through the normal cash flows of our business operations.

Statement of Cash Flows

Operating Activities. Cash flows from operating activities primarily include net income for the year, adjusted for items in net income that did not impact cash, as well as cash flow from loan sales and the impact of the origination of loans sold. Net cash provided by operating activities increased by $338.4 million to $450.5 million for the year ended December 31, 2006. The increase was primarily due to the sale of approximately $345 million of indirect vehicle loans sold on September 29, 2006. The Company, from time to time, will engage in the activity of trading securities. If engaging in trading activities, it is the Company’s policy to buy and sell securities within the same day.

Investing Activities. Cash used in investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset and security sales and the impact of acquisitions. Net cash used in investing activities decreased by $415.8 million to $109.4 million for the year ended December 31, 2006 from $525.3 million for the year ended December 31, 2005. The decrease was primarily due to the overall decrease in our investment securities portfolio balance, net of the FOBB acquisition, throughout the year as cash from the investment portfolio was used to pay-down wholesale borrowings.

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

Financing Activities. Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. Net cash provided by financing activities decreased by $698.3 million to a cash outflow of $285.8 million for the year ended December 31, 2006 compared to a cash inflow of $412.5 million for the year ended December 31, 2005, primarily due to net decreases in deposits and short-term borrowings, net of the FOBB acquisition, compared to net increases in 2005. Deposits decreased primarily due to a decrease in public funds.

Net cash provided by financing activities increased by $71.6 million to $412.5 million for the year ended December 31, 2005 from $340.9 million for the year ended December 31, 2004, primarily due to $35.0 million in proceeds generated from the issuance of junior subordinated notes described in Note 12 of our audited consolidated financial statements, and a $29.6 million increase in deposit growth.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Asset Liability Management

Market Risk. Market risk is the risk that the market value or estimated fair value of our assets, liabilities, and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that our net income will be significantly reduced by interest rate changes. Market risk is managed operationally in our Treasury Group, and is addressed through a selection of funding and hedging instruments supporting balance sheet growth, as well as monitoring our asset investment strategies.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2006 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2006 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 5%, 8% and 7%, respectively, in the first three months, 14%, 23%, and 22%, respectively, in the next nine months, 45%, 51% and 50%, respectively, from one year to five years, and 36%, 18%, and 21%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total

Interest Earning Assets:
Interest bearing deposits with banks	$7,990	$441	$682	$-	$9,113
Investment securities available for sale	231,130	225,588	643,386	613,221	1,713,325
Loans	3,040,371	763,616	1,366,603	85,491	5,256,081

Total interest earning assets	$3,279,491	$989,645	$2,010,671	$698,712	$6,978,519

Interest Bearing Liabilities:
NOW and money market deposit
Accounts	$73,005	$218,447	$543,460	$290,939	$1,125,851
Savings deposits	35,846	107,011	242,217	100,326	485,400
Time deposits	1,246,639	1,728,742	334,127	2,279	3,311,787
Short-term borrowings	561,456	154,527	488	-	716,471
Long-term borrowings	59,866	3,960	92,321	102,292	258,439
Junior subordinated notes issued
to capital trusts	110,454	-	-	68,708	179,162

Total interest bearing liabilities	$2,087,266	$2,212,687	$1,212,613	$564,544	$6,077,110

Rate sensitive assets (RSA)	$3,279,491	$4,269,136	$6,279,807	$6,978,519	$6,978,519
Rate sensitive liabilities (RSL)	2,087,266	4,299,953	5,512,566	6,077,110	6,077,110
Cumulative GAP	1,192,225	(30,817)	767,241	901,409	901,409
(GAP=RSA-RSL)
RSA/Total assets	41.11%	53.51%	78.71%	87.47%	87.47%
RSL/Total assets	26.16%	53.90%	69.09%	76.17%	76.17%
GAP/Total assets	14.94%	(0.39) %	9.62%	11.30%	11.30%
GAP/RSA	36.35%	(0.72) %	12.22%	12.92%	12.92%

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

Based on simulation modeling which assumes immediate changes in interest rates at December 31, 2006 and 2005, we believe that our net interest income would change over a one-year period due to changes in interest rates as follows (dollars in thousands):

Immediate	Change in Net Interest Income Over One Year Horizon
Changes in	At December 31, 2006		At December 31, 2005
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$2,507	1.06%	$6,770	3.56%
+ 1.00	1,932	0.82	4,376	2.30
(1.00)	(3,139)	(1.32)	(6,006)	(3.16)
(2.00)	(9,713)	(4.10)	(14,893)	(7.83)

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

Gradual	Change in Net Interest Income Over One Year Horizon
Changes in	At December 31, 2006		At December 31, 2005
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$1,693	0.71%	$5,517	2.90%
+ 1.00	1,322	0.56	3,674	1.93
(1.00)	(2,170)	(0.92)	(4,002	(2.11)
(2.00)	(3,735)	(1.58)	(9,084)	(4.78)

In both the immediate and gradual interest rate sensitivity tables above, changes in net interest income between December 31, 2006 and December 31, 2005 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

Management also reviews our interest rate sensitivity under certain scenarios in which the general shape of the yield curve changes. One such scenario is a gradual reversion to a normal yield curve, based on the mean value for the appropriate periods on the yield curve. Gradual reversion to a normal yield curve assumes a gradual decrease in short-term interest rates for 3 month rates and 1 year rates of 5.36% to 4.04% and 5.33% to 4.31%, respectively, and a gradual rise in long-term interest rates for 20 year rates and 30 year rates of 5.29% to 5.97 % and 5.31% to 6.00%, respectively. Under this scenario, our net interest income is projected to increase by $7.2 million or 3.1% over a one year period.

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

Item 8. Financial Statements and Supplementary Data

MB FINANCIAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005, and 2004

MB FINANCIAL, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of MB Financial, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

On August 25, 2006, the Company acquired First Oak Brook Bancshares Inc., which was the parent company of Oak Brook Bank and merged out of existence at acquisition. As permitted by the Securities and Exchange Commission, management elected to exclude Oak Brook Bank, and the subsidiaries of Oak Brook Bank, from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Oak Brook Bank was merged into MB Financial Bank N.A. (“MB Financial Bank”), another wholly owned subsidiary of the Company, as of November 2, 2006. Oak Brook Bank had total consolidated assets of $2.4 billion, or 30.7% of the Company’s total consolidated assets, on October 31, 2006. From August 25, 2006 through October 31, 2006, Oak Brook Bank recorded consolidated gross revenues of $28.7 million, or 7.8% of the Company’s total consolidated gross revenues from January 1, 2006 through October 31, 2006. Consolidated net income at Oak Brook Bank from August 25, 2006 through October 31, 2006, was $4.4 million, or 8.0% of the Company’s consolidated net income from January 1, 2006 through October 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their attestation report, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Mitchell Feiger	/s/ Jill E. York
Mitchell Feiger	Jill E. York
President and	Vice President and
Chief Executive Officer	Chief Financial Officer
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
MB Financial, Inc.
Chicago, Illinois

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MB Financial, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that MB Financial, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, MB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

On August 25, 2006, the Company acquired First Oak Brook Bancshares Inc., which was the parent company of Oak Brook Bank and merged out of existence at acquisition. As permitted by the Securities and Exchange Commission, management elected to exclude Oak Brook Bank, and the subsidiaries of Oak Brook Bank, from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Oak Brook Bank was merged into MB Financial Bank N.A. (“MB Financial Bank”), another wholly owned subsidiary of the Company, as of November 2, 2006. Oak Brook Bank had total consolidated assets of $2.4 billion, or 30.7% of the Company’s total consolidated assets, on October 31, 2006. From August 25, 2006 through October 31, 2006, Oak Brook Bank recorded consolidated gross revenues of $28.7 million, or 7.8% of the Company’s total consolidated gross revenues from January 1, 2006 through October 31, 2006. Consolidated net income at Oak Brook Bank from August 25, 2006 through October 31, 2006, was $4.4 million, or 8.0% of the Company’s consolidated net income from January 1, 2006 through October 31, 2006. Our audit of the internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Oak Brook Bank.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of MB Financial, Inc. and our report dated February 26, 2007 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the consolidated balance sheets of MB Financial, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders equity and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MB Financial, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As described in Note 19 to the consolidated financial statements, the Company changed its method of accounting for stock based compensation in 2006.

/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
February 26, 2007

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005 (2005 restated for SFAS 123R)
(Amounts in thousands, except share and per share data)
	2006	2005

ASSETS

Cash and due from banks	$150,935	$92,001
Interest bearing deposits with banks	9,113	12,783
Federal funds sold	2	-
Investment securities available for sale	1,713,325	1,405,844
Loans held for sale	-	500
Loans (net of allowance for loan losses of $61,617 at December 31, 2006 and
$44,979 at December 31, 2005)	5,194,464	3,701,203
Lease investments, net	80,258	65,696
Premises and equipment, net	197,619	147,701
Cash surrender value of life insurance	120,893	90,194
Goodwill, net	379,047	125,010
Other intangibles, net	28,856	12,594
Other assets	103,786	65,539
Total assets	$7,978,298	$5,719,065

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:
Noninterest bearing	$976,194	$694,548
Interest bearing	4,923,038	3,507,152
Total deposits	5,899,232	4,201,700
Short-term borrowings	716,471	745,647
Long-term borrowings	258,439	71,216
Junior subordinated notes issued to capital trusts	179,162	123,526
Accrued expenses and other liabilities	78,042	69,990
Total liabilities	7,131,346	5,212,079

Stockholders' Equity:
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued 37,332,328 shares at December 31, 2006 and 28,912,803 at December 31, 2005)	373	289
Additional paid-in capital	439,502	141,745
Retained earnings	437,353	390,407
Accumulated other comprehensive loss	(7,602)	(9,453)
Less: 666,120 and 453,461 shares of treasury stock, at cost, at December 31, 2006 and December 31, 2005, respectively	(22,674)	(16,002)
Total stockholders' equity	846,952	506,986

Total liabilities and stockholders' equity	$7,978,298	$5,719,065

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2006, 2005 and 2004 (2005 and 2004 restated for SFAS 123R)
(Amounts in thousands, except share and per share data)
	2006	2005	2004

Interest income:
Loans	$330,437	$236,088	$178,139
Investment securities:
Taxable	55,141	47,305	43,061
Nontaxable	11,843	10,062	8,166
Federal funds sold	669	84	48
Other interest bearing deposits	470	365	100
Total interest income	398,560	293,904	229,514

Interest expense:
Deposits	150,139	82,256	53,374
Short-term borrowings	29,165	19,982	6,754
Long-term borrowings and junior subordinated notes	17,844	10,280	8,986
Total interest expense	197,148	112,518	69,114
Net interest income	201,412	181,386	160,400

Provision for loan losses	10,100	8,650	7,800

Net interest income after provision for loan losses	191,312	172,736	152,600

Other income:
Loan service fees	5,441	5,194	4,648
Deposit service fees	20,244	19,469	18,727
Lease financing, net	13,369	14,232	15,111
Brokerage fees	9,370	7,924	9,766
Trust and asset management fees	6,916	5,840	5,457
Net (loss) on sale of securities available for sale	(445)	(1,531)	(308)
Increase in cash surrender value of life insurance	4,192	3,890	3,757
Net gain on sale of assets	860	20	3,060
Merchant card processing	6,848	2,251	4
Other operating income	6,109	5,140	5,092
	72,904	62,429	65,314
Other expenses:
Salaries and employee benefits	93,766	76,826	70,311
Occupancy and equipment expense	25,490	23,400	21,177
Computer services expense	6,978	5,785	4,913
Advertising and marketing expense	4,907	5,786	5,045
Professional and legal expense	2,302	3,133	2,356
Brokerage fee expense	4,986	3,857	4,651
Telecommunication expense	2,719	3,395	2,888
Other intangibles amortization expense	1,971	993	1,015
Merchant card processing	6,210	2,035	-
Other operating expenses	18,349	16,422	14,792
	167,678	141,632	127,148

Income before income taxes	96,538	93,533	90,766

Income taxes	29,424	28,779	27,638

Net income	$67,114	$64,754	$63,128

Common share data:
Basic earnings per common share	$2.15	$2.27	$2.26
Diluted earnings per common share	$2.12	$2.24	$2.21
Weighted average common shares outstanding	31,156,887	28,480,909	27,886,191
Diluted weighted average common shares outstanding	31,687,220	28,895,042	28,537,111

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2006, 2005 and 2004 (2005 and 2004 restated for SFAS 123R)
(Amounts in thousands, except share and per share data)
					Accumulated
					Other
			Additional		Comprehensive		Total Stock-
	Comprehensive	Common	Paid-in	Retained	Income (Loss),	Treasury	holders'
	Income	Stock	Capital	Earnings	Net of Tax	Stock	Equity
Balance at January 1, 2004		$268	$78,355	$292,414	$8,531	$(1,851)	$377,717
Net income	$63,128			63,128			63,128
Unrealized holding losses on investment securities,
net of tax	(2,852)
Reclassification adjustment for deferred gain on
interest only securities, net of tax	(1,458)
Reclassification adjustments for losses
included in net income, net of tax	200
Other comprehensive loss, net of tax	(4,110)				(4,110)		(4,110)
Comprehensive income	$59,018
Issuance of 2,021,615 shares of common stock in
business combination		21	66,852				66,873
Issuance of 97 shares of common stock for
employee stock awards		-	-				-
Issuance of 31,397 shares of restricted stock, net of
forfeitures and amortization			376				376
Purchase of 248,000 shares of treasury stock						(8,913)	(8,913)
Reissuance of 1,051 shares of treasury stock as
restricted stock			(34)			34	-
Reissuance of 115 shares of treasury stock for
employee stock awards			(4)			4	-
Paid-in capital - stock options			1,948				1,948
Stock options exercised - issuance of
7,424 shares and reissuance of 102,705
shares of treasury stock			(2,018)			3,421	1,403
Cash dividends declared ($0.50 per share)				(13,885)			(13,885)
Balance at December 31, 2004		$289	$145,475	$341,657	$4,421	$(7,305)	$484,537
Net income	$64,754			64,754			64,754
Unrealized holding losses on investment securities,
net of tax	(14,869)
Reclassification adjustments for losses
included in net income, net of tax	995
Other comprehensive loss, net of tax	(13,874)				(13,874)		(13,874)
Comprehensive income	$50,880
Issuance of 44,840 shares of restricted stock, net
of forfeitures and amortization			922				922
Purchase of 609,731 shares of treasury stock						(24,340)	(24,340)
Reissuance of 296 shares of treasury stock for
employee stock awards			1			8	9
Paid-in capital - stock options			2,316				2,316
Stock options exercised - Reissuance of 448,448
shares of treasury stock			(8,709)			17,375	8,666
Cash dividends declared ($0.56 per share)				(16,004)			(16,004)
Shares held in trust for deferred
compensation plan (91,045 shares)			1,740			(1,740)	-
Balance at December 31, 2005		$289	$141,745	$390,407	$(9,453)	$(16,002)	$506,986

(Continued)

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2006, 2005 and 2004 (2005 and 2004 restated for SFAS 123R)
(Amounts in thousands, except share and per share data)
					Accumulated
					Other
			Additional		Comprehensive		Total Stock-
	Comprehensive	Common	Paid-in	Retained	Income (Loss),	Treasury	holders'
	Income	Stock	Capital	Earnings	Net of Tax	Stock	Equity
Balance at January 1, 2006		$289	$141,745	$390,407	$(9,453)	$(16,002)	$506,986
Net income	$67,114			67,114			67,114
Unrealized holding gains on investment securities,
net of tax	1,562
Reclassification adjustments for losses
included in net income, net of tax	289
Other comprehensive loss, net of tax	1,851				1,851		1,851
Comprehensive income	$68,965
Issuance of 8,374,308 shares of common stock in		84	296,812				296,896
business combination
Issuance of 45,217 shares of restricted stock, net of
forfeitures and amortization			1,447				1,447
Purchase of 390,000 shares of treasury stock						(13,833)	(13,833)
Reissuance of 161 shares of treasury stock for
employee stock awards			(1)			6	5
Paid-in capital - stock options			2,527				2,527
Stock options exercised - Reissuance of 185,582
shares of treasury stock			(3,307)			7,434	4,127
Cash dividends declared ($0.66 per share)				(20,168)			(20,168)
Purchase of 8,402 shares held in trust for
deferred Compensation plan			279			(279)	-
Balance at December 31, 2006		$373	$439,502	$437,353	$(7,602)	$(22,674)	$846,952

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(Amounts in Thousands)
	2006	2005	2004
Cash Flows From Operating Activities
Net income	$67,114	$64,754	$63,128
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	37,550	35,661	34,007
Amortization of restricted stock awards	1,447	922	376
Compensation expense for stock option grants	2,527	2,483	2,001
Gain on sales of premises and equipment and leased equipment	(1,830)	(908)	(3,766)
Amortization of other intangibles	1,971	993	1,015
Provision for loan losses	10,100	8,650	7,800
Deferred income tax (benefit) expense	(5,090)	(8,883)	16,168
Amortization of premiums and discounts on investment securities, net	6,802	13,754	14,733
Accretion of premiums and discounts on loans, net	(2,097)	-	-
Trading securities transactions, net	903	-	-
Net loss on sale of investment securities	445	1,531	308
Proceeds from sale of loans held for sale	385,346	19,753	20,784
Origination of loans held for sale	(39,060)	(19,579)	(17,062)
Net gain on sale of loans held for sale	(954)	(302)	(264)
Increase in cash surrender value of life insurance	(4,192)	(3,890)	(3,757)
Interest only securities accretion	-	-	(174)
Gain on interest only securities pool termination	(718)	(1,724)	(874)
Increase in other assets	(14,787)	(3,185)	(5,357)
Increase (decrease) in other liabilities, net	5,026	2,058	(20,088)
Net cash provided by operating activities	450,503	112,088	108,978

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	400,710	376,976	195,054
Proceeds from maturities and calls of investment securities available for sale	278,665	183,288	222,880
Purchase of investment securities available for sale	(246,965)	(611,295)	(465,952)
Net increase in loans	(430,237)	(408,562)	(315,396)
Purchases of premises and equipment and leased equipment	(58,987)	(67,471)	(63,881)
Proceeds from sales of premises and equipment and leased equipment	7,070	2,981	15,030
Principal paid on lease investments	(721)	(719)	(261)
Cash paid, net of cash and cash equivalents in acquisitions	(58,979)	(450)	(30,432)
Proceeds received from interest only receivables	-	-	543
Net cash used in investing activities	(109,444)	(525,252)	(442,415)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(185,222)	239,688	210,070
Net increase (decrease) in short-term borrowings	(76,113)	174,492	163,147
Proceeds from long-term borrowings	65,045	12,607	32,925
Principal paid on long-term borrowings	(90,236)	(32,484)	(44,252)
Proceeds from junior subordinated notes issued to capital trusts	30,000	35,000	-
Treasury stock transactions, net	(14,107)	(6,957)	(8,913)
Stock options exercised	4,124	4,307	1,403
Excess tax benefits from share-based payment arrangements	884	1,862	449
Dividends paid on common stock	(20,168)	(16,004)	(13,885)
Net cash provided by (used in) financing activities	(285,793)	412,511	340,944

Net increase/(decrease) in cash and cash equivalents	$55,266	$(653)	$7,507

Cash and cash equivalents:
Beginning of year	104,784	105,437	97,930

End of year	$160,050	$104,784	$105,437

(continued)

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2006, 2005 and 2004
(Amounts in Thousands)
	2006	2005	2004

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$197,087	$106,639	$68,053
Income taxes paid, net of refunds	31,221	17,312	20,130

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$3,074	$566	$274
Loans securitized transferred to investment securities available for sale	-	28,754	88,217

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$744,292	$-	$162,077
Trading securities	898	-	-
Loans held for sale	1,471	-	-
Loans, net	1,418,638	-	295,799
Premises and equipment, net	48,703	-	10,305
Goodwill, net	253,783	382	52,335
Other intangibles, net	18,233	-	7,042
Cash surrender value of life insurance	26,507	-	-
Other assets	21,321	-	5,155
Total noncash assets acquired:	2,533,846	382	532,713

Liabilities assumed:
Deposits	1,882,754	-	319,907
Short-term borrowings	46,937	-	16,408
Long-term borrowings	212,414	-	80,956
Junior subordinated notes issued to capital trusts	24,775	-	-
Accrued expenses and other liabilities	12,559	-	18,137
Total liabilities assumed:	2,179,439	-	435,408
Net noncash assets acquired:	$354,407	$382	$97,305

Cash and cash equivalents acquired	$16,585	$-	$42,856

Stock issuance in lieu of cash paid in acquisition	$296,896	$-	$66,873

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies

MB Financial, Inc. (the Company, we, us, our) is a financial holding company providing a full range of financial services to individuals and corporate customers through its banking subsidiaries, MB Financial Bank, N.A. and Union Bank, N.A.

The Company’s primary market is the Chicago, Illinois metropolitan area, in which the Company operates 64 banking offices through MB Financial Bank, N.A. The Company operates five banking offices in the Oklahoma City, Oklahoma metropolitan area through Union Bank, N.A. MB Financial Bank, N.A. also has one banking office in Philadelphia, Pennsylvania.

MB Financial Bank N.A., our largest subsidiary, has six wholly owned subsidiaries with significant operating activities: MB Financial Center LLC; MB Financial Community Development Corporation; MBRE Holdings LLC; LaSalle Systems Leasing, Inc.; Vision Investment Services, Inc. (Vision); and Ashland Management LLC.

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

Investment securities available for sale: Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale is based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other factors.

Securities available for sale are reported at fair value with unrealized gains or losses reported as accumulated other comprehensive income, net of the related deferred tax effect. The historical cost of debt securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security, using the level-yield method. In determining the estimated life of a mortgage-related security, certain judgments are required as to the timing and amount of future principal prepayments. These judgments are made based upon the actual performance of the underlying security and the general market consensus regarding changes in mortgage interest rates and underlying prepayment estimates. Amortization of premium and accretion of discount is included in interest income from the related security. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. The Company evaluates the portfolio for impairment each quarter. In estimating other-than-temporary losses, the Company considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If a security has been impaired for more than twelve months, and the impairment is deemed other than temporary and material, a write down will occur in that quarter. If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the income statement with the security assigned a new cost basis.

Loans held for sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Gains and losses recognized on mortgage loans held for sale, include the value of the mortgage servicing rights if the loan is sold with servicing retained by the Company. Mortgage servicing rights are stratified based on the predominant risk characteristics of rates, terms, and the underlying loan types to measure its fair value.  The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

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

Interest income is accrued daily on the Company’s outstanding loan balances. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of renewal or collection.   Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged off are reversed against interest income.

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

Derivative Financial Instruments and Hedging Activities: SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, 138, 149 and 155 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Merchant Card Processing: The Company works with merchants in local markets to help process credit card transactions for Master Card and Visa. A third party vendor is used to process the corresponding data. The Company records merchant card processing revenue and expense on a gross basis as other operating income and expense. Merchant card processing expense had previously been netted with merchant card processing revenue in periods prior to 2005. The amount of merchant card processing revenue and expense during periods prior to 2005 is not considered material.

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

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Significant Accounting Policies (Continued)

Stock-based compensation: The Company accounts for its equity awards in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R), which the Company adopted in the quarter ended March 31, 2006. Statement 123R requires public companies to recognize compensation expense related to stock-based equity awards in their income statements. See Note 19 below for more information. Because we elected to adopt Statement 123R using modified retrospective application, the consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004, and the notes thereto, contained in this report have been restated to reflect the impact of adoption.

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

Earnings per common share: Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, restricted stock, restricted stock units and director stock units and are determined using the treasury stock method. Earnings per common share have been computed for the years ended December 31, 2006, 2005 and 2004 based on the following (dollars in thousands):

	2006	2005	2004

Net income	$67,114	$64,754	$63,128

Weighted average common shares outstanding	31,156,887	28,480,909	27,886,191
Effect of dilutive options	530,333	414,133	650,920
Weighted average common shares outstanding used to calculate
diluted earnings per common share	31,687,220	28,895,042	28,625,171

Basic earnings per common share	$2.15	$2.27	$2.26
Diluted earnings per common share	2.12	2.24	2.21

Comprehensive income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of deferred taxes, which are reported as a separate component of stockholders’ equity on the consolidated balance sheet.

Segment Reporting: The Company is managed as one unit. The Company’s chief operating decision-makers use consolidated results to make operating and strategic decisions.

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

In June 2006, the FASB issued FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company must adopt FIN 48 on January 1, 2007. Management is currently evaluating FIN 48 and its potential effect on its financial statements.

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

On August 25, 2006, the Company acquired First Oak Brook Bancshares, Inc. (FOBB), parent company of Oak Brook Bank, located in Oak Brook, Illinois for $371.0 million. The purchase price was paid through a combination of cash and the Company’s common stock totaling $74.1 million and $296.9 million (approximately 8.4 million shares), respectively. The transaction generated approximately $253.8 million in goodwill and $18.2 million in intangible assets subject to amortization. Oak Brook Bank was merged into MB Financial Bank on November 2, 2006.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Business Combinations and Dispositions (Continued)

Purchase Price of First Oak Brook (in thousands):
Market value of MB Financial common stock to be issued	$296,896
Cash to be paid	74,095
Transaction costs, net of tax of $5,172	11,494
Total purchase price	$382,485

Allocation of the purchase price
Historical net assets of First Oak Brook as of August 25, 2006	$135,493
Fair market value adjustments as of August 25, 2006
Loans	$(32,952)
Premises and Equipment	6,379
Goodwill (1)	253,783
Core deposit intangibles	18,233
Junior subordinated debt issued to capital trusts	(1,379)
Other borrowings	(952)
Deferred taxes on purchase accounting adjustments	3,880
$382,485

Deferred taxes on purchase accounting adjustments netted with the deferred taxes on transaction costs	$9,052

(1)	No goodwill is expected to be deductible for tax purposes.

The purchase accounting for the transaction is preliminary and may be subject to subsequent adjustments. Under purchase accounting rules, goodwill may fluctuate based on finalizing asset and liability fair value calculations and merger expense estimates. Subsequent to the issuance of the Company’s 2006 third quarter 10-Q report, further analysis of the purchase accounting adjustments resulted in a $405 thousand reduction in the fair value of other borrowings and a corresponding increase in goodwill and deferred tax assets.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Business Combinations and Dispositions (Continued)

Pro Forma Condensed Combined Financial Information

The following pro forma condensed combined financial information presents the results of operations of the Company had the merger been completed as of the beginning of the period indicated.

	Years Ended December 31,

	2006	2005

Net interest income after provision for loan losses	$221,558	$232,376
Noninterest income	90,248	82,633
Noninterest expense	206,730	191,810
Income before income taxes	105,076	123,199
Income taxes	31,829	38,163
Net income	73,247	85,036

Per common share information
Earnings	$2.00	$2.31
Diluted earnings	$1.97	$2.28

Average common shares issued and outstanding	36,583,597	36,855,217
Average diluted common shares outstanding	37,093,116	37,269,350

These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense on revalued purchased assets and implied interest on additional borrowings to fund the acquisition and does not include the impact of expected cost savings. All adjustments were tax effected. They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2005, or January 1, 2006, or of future results of operations of the consolidated entities.

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

Pro forma results of operation for First SecurityFed for the year ended December 31, 2004, are not included as First SecurityFed would not have had a material impact on the Company’s financial statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Restrictions on Cash and Due From Banks

The subsidiary banks are required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The total of those reserve balances was approximately $32.2 million and $19.9 million at December 31, 2006 and 2005, respectively.

The nature of the Company's business requires that it maintain amounts due from banks and federal funds sold which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships and the Company has not experienced any losses in such accounts.

Note 4. Investment Securities

Carrying amounts and fair values of investment securities available for sale are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for sale	Cost	Gains	Losses	Value

December 31, 2006:

U.S. Treasury securities	$11,287	$1	$(40)	$11,248
Government sponsored agencies	694,327	1,535	(3,438)	692,424
States and political subdivisions	386,066	2,728	(1,857)	386,937
Mortgage-backed securities	533,268	619	(11,194)	522,693
Corporate bonds	39,305	550	(529)	39,326
Equity securities	60,221	10	(81)	60,150
Debt securities issued by foreign governments	547	-	-	547

Totals	$1,725,021	$5,443	$(17,139)	$1,713,325

December 31, 2005:

U.S. Treasury securities	$13,597	$16	$(63)	$13,550
Government sponsored agencies	335,032	99	(2,861)	332,270
States and political subdivisions	295,033	1,627	(2,954)	293,706
Mortgage-backed securities	652,428	1,301	(11,153)	642,576
Corporate bonds	60,046	151	(754)	59,443
Equity securities	64,253	97	(51)	64,299

Totals	$1,420,389	$3,291	$(17,836)	$1,405,844

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investment Securities (Continued)

Unrealized losses on investment securities available for sale and the fair value of the related securities at December 31, 2006 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2006:

U.S. Treasury securities	$4,005	$(3)	$3,298	$(37)	$7,303	$(40)
Government sponsored agencies	188,199	(1,082)	133,103	(2,356)	321,302	(3,438)
States and political subdivisions	66,567	(805)	78,418	(1,052)	144,985	(1,857)
Mortgage-backed securities	85,820	(892)	393,970	(10,302)	479,790	(11,194)
Corporate bonds	-	(4)	30,784	(525)	30,784	(529)
Equity securities	6,149	(70)	606	(11)	6,755	(81)
Debt securities issued by foreign governments	-	-	-	-	-	-
Totals	$350,740	$(2,855)	$640,180	$(14,284)	$990,920	$(17,139)

Unrealized losses on investment securities available for sale and the fair value of the related securities at December 31, 2005 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2005:

U.S. Treasury securities	$7,450	$(63)	$-	$-	$7,450	$(63)
Government sponsored agencies	214,602	(2,350)	16,990	(511)	231,592	(2,861)
States and political subdivisions	163,478	(2,259)	23,031	(695)	186,509	(2,954)
Mortgage-backed securities	278,871	(2,908)	271,379	(8,245)	550,250	(11,153)
Corporate bonds	46,456	(536)	6,750	(218)	53,206	(754)
Equity securities	6,150	(51)	-	-	6,150	(51)
Totals	$717,007	$(8,167)	$318,150	$(9,669)	$1,035,157	$(17,836)

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2006 was 659 compared to 698 at December 31, 2005. All securities with unrealized losses are reviewed by management at least quarterly to determine whether the unrealized losses are other-than-temporary. Over 99% of the securities in an unrealized loss position for greater than 12 months as of December 31, 2006 were either issued by U.S. Government-sponsored enterprises, guaranteed by government sponsored agencies, or by issuers with investment grade ratings. Since the Company has the ability and intent to hold these securities until market price recovery or maturity, these investment securities are not considered other-than-temporarily impaired.

The unrealized losses on the Company’s investment in U.S. Treasury securities, government sponsored agency securities, and mortgage-backed securities were caused by increases in interest rates. These types of investments are either backed by government sponsored agencies or issued by U.S. Government-sponsored enterprises (e.g. Fannie Mae and Freddie Mac). Accordingly, the Company believes the credit risk embedded in these securities to be inherently nonexistent in the case of U.S. Treasury securities and government sponsored agency securities, and very remote in the case of U.S. Government sponsored enterprises. The unrealized losses in the Company’s investment in state and political subdivision securities all relate to securities with investment grade ratings and were believed by management to have been caused not by credit risk, but by interest rate increases. The unrealized losses in the Company’s corporate bonds all relate to securities with investment grade ratings, are believed by management to have been attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investment Securities (Continued)

value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

Realized net (losses) gains on sale of investment securities available for sale are summarized as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004

Realized gains	$268	$2,657	$1,501
Realized losses	(713)	(4,188)	(1,809)
Net (losses) gains	$(445)	$(1,531)	$(308)

The amortized cost and fair value of investment securities available for sale as of December 31, 2006 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value

Due in one year or less	$276,573	$276,086
Due after one year through five years	365,909	362,260
Due after five years through ten years	350,465	352,294
Due after ten years	138,585	139,837
Equity securities	60,221	60,150
Mortgage-backed securities	533,268	522,698

Totals	$1,725,021	$1,713,325

Investment securities available for sale with carrying amounts of $1.3 billion and $781.5 million at December 31, 2006 and 2005, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 5. Loans

Loans consist of the following at (in thousands):
	December 31,
	2006	2005

Commercial loans	$1,082,032	$833,046
Commercial loans collateralized by assignment of lease payments	456,079	299,053
Commercial real estate	1,690,148	1,456,585
Residential real estate	606,992	387,167
Construction real estate	868,105	521,434
Indirect vehicle	110,574	-
Consumer loans	442,151	248,897

Gross loans (1)	5,256,081	3,746,182
Allowance for loan losses	(61,617)	(44,979)

Loans, net	$5,194,464	$3,701,203

(1) Gross loan balances at December 31, 2006 and 2005 are net of unearned income, including net deferred loan fees of $3.3 million, and $3.6 million respectively.

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

Non-accrual loans and loans past due ninety days or more were $23.8 million and $21.2 million at December 31, 2006 and 2005, respectively. The reduction in interest income associated with loans on non-accrual status was approximately $1.5 million, $3.1 million, and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Information about impaired loans as of and for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	December 31,
	2006	2005	2004

Loans for which there were related allowance for loan losses	$14,627	$14,802	$17,371
Other impaired loans	-	451	-

Total impaired loans	$14,627	$15,253	$17,371

Average monthly balance of impaired loans	$14,372	$16,438	$17,692
Related allowance for loan losses	4,757	5,046	6,504
Interest income recognized on a cash basis	719	1,498	477

Activity in the allowance for loan losses was as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Balance, beginning of year	$44,979	$44,266	$39,572
Additions from acquisitions	16,425	-	4,052
Provision for loan losses	10,100	8,650	7,800
Charge-offs	(14,114)	(10,183)	(9,994)
Recoveries	4,227	2,246	2,836
Net charge-offs	(9,887)	(7,937)	(7,158)
Balance, end of year	$61,617	$44,979	$44,266

Loans outstanding to executive officers and directors of the Company, including companies in which they have management control or beneficial ownership, at December 31, 2006 and 2005, were approximately $40.1 million and $25.9 million, respectively. In the opinion of management, these loans have similar terms to other customer loans and do not present more than normal risk of collection. An analysis of the activity related to these loans for the year ended December 31, 2006 is as follows (in thousands):

Balance, beginning of year	$25,919
Additions	24,976
Principal payments and other reductions	(10,776)

Balance, end of year	$40,119

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

Lease investments by categories follow (in thousands):

	December 31,
	2006	2005

Direct finance leases:
Minimum lease payments	$45,438	$40,264
Estimated unguaranteed residual values	5,963	4,801
Less: unearned income	(4,832)	(3,540)
Direct finance leases (1)	$46,569	$41,525

Leveraged leases:
Minimum lease payments	$28,005	$36,109
Estimated unguaranteed residual values	3,664	4,051
Less: unearned income	(2,237)	(2,649)
Less: related non-recourse debt	(26,104)	(34,018)
Leveraged leases (1)	$3,328	$3,493

Operating leases:
Equipment, at cost	$142,828	$127,815
Less accumulated depreciation	(62,570)	(62,119)
Lease investments, net	$80,258	$65,696

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment. The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $10.5 million at December 31, 2006 and $10.6 million at December 31, 2005.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Lease Investments (Continued)

The minimum lease payments receivable for the various categories of leases are due as follows (in thousands) for the years ending December 31,

	Direct Finance	Leveraged	Operating
Year	Leases	Leases	Leases	Total

2007	$23,587	$14,696	$23,917	$62,200
2008	13,388	8,710	17,003	39,101
2009	5,245	3,794	10,425	19,464
2010	1,895	805	5,245	7,945
2011	662	-	2,463	3,125
2012 & Thereafter	661	-	88	749
	$45,438	$28,005	$59,141	$132,584

Income from lease investments is composed of (in thousands):

	Years Ended December 31,
	2006	2005	2004

Rental income on operating leases	$35,840	$37,319	$37,618
LaSalle Business Solutions revenue	27,117	22,466	19,215
Gain on sale of leased equipment	3,991	2,639	3,017

Income on lease investments, gross	66,948	62,424	59,850
Less:
Write down of residual value of equipment	(1,259)	(654)	(576)
LaSalle Business Solutions cost of sales	(24,772)	(20,334)	(17,365)
Depreciation on operating leases	(27,548)	(27,204)	(26,798)

Income from lease investments, net	$13,369	$14,232	$15,111

LaSalle Business Solutions (LBS) revenue represents the gross amount of revenue paid to LBS for maintenance contracts sold to customers. The maintenance contracts are serviced by third parties, with LBS maintaining no obligations under the contract. The cost of sales is the amount paid by LBS to the third party maintenance provider.

Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit. Individual lease transactions can, however, result in a loss. This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment. To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate. Often times, there are several individual lease schedules under one master lease. There were 1,670 leases at December 31, 2006 compared to 1,459 at December 31, 2005. The average residual value per lease schedule was approximately $20 thousand at December 31, 2006 and $20 thousand at December 31, 2005. The average residual value per master lease schedule was approximately $190 thousand at December 31, 2006 and $172 thousand at December 31, 2005.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Lease Investments (Continued)

At December 31, 2006, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term	Direct
	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total

2007	$2,226	$829	$6,656	$9,711
2008	1,617	1,269	4,486	7,372
2009	1,350	814	5,016	7,180
2010	272	752	2,319	3,343
2011	309	-	5,729	6,038
2012 & Thereafter	189	-	87	276

	$5,963	$3,664	$24,293	$33,920

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.

Note 7. Premises and Equipment

Premises and equipment consist of (in thousands):

	December 31,
	2006	2005

Land and land improvements	$63,338	$39,674
Buildings	90,788	71,066
Furniture and equipment	56,505	45,240
Buildings and leasehold improvements	37,166	32,073
	247,797	188,053
Accumulated depreciation	(50,178)	(40,352)

Premises and equipment, net	$197,619	$147,701

Depreciation on premises and equipment totaled $10.0 million, $8.5 million and $6.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, the Company had approximately $6.7 million in capital expenditure commitments outstanding which relate to various projects to build new branches or renovate existing branches.

In September of 2006 the Company entered into a contract to sell a portion of property in Chicago, Illinois. The closing date is expected to occur during the second quarter of 2007. The Company will receive monthly extension fees from the purchaser until the closing date. A portion of the extension fees will be credited against the purchase price at closing.

As of December 31, 2005, the Company had approximately $1.1 million in capital expenditure commitments outstanding which relate to various projects to build new branches or renovate existing branches.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Goodwill and Intangibles

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is no longer subject to amortization, but instead is subject to at least annual assessments for impairment by applying a fair-value based test. SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. No impairment losses on goodwill or other intangibles were incurred in 2006, 2005, and 2004.

The following table presents the changes in the carrying amount of goodwill (in thousands):

	December 31,
	2006	2005

Balance at beginning of period	$125,010	$123,628
Goodwill from business combinations (1)	254,037	1,382
Balance at end of period	$379,047	$125,010

(1)
The purchase price of the LaSalle Systems Leasing, Inc. in August of 2002 included a $4.0 million deferred payment tied to LaSalle’s operating results for a four year period subsequent to the acquisition date. The transaction generated approximately $4.0 million in goodwill which includes a $1.5 million adjustment made in 2006 and a $1.0 million adjustment made in 2005 for deferred payments.

The Company has other intangible assets consisting of core deposit intangibles with a remaining weighted average amortization period of approximately six years. The following table presents the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value as of December 31, 2006 and December 31, 2005 (in thousands):

	December 31,
	2006	2005

Balance at beginning of period	$12,594	$13,587
Amortization expense	(1,971)	(993)
Other intangibles from business combinations	18,233	-
Balance at end of period	$28,856	$12,594

Gross carrying amount	$47,494	$29,261
Accumulated amortization	(18,638)	(16,667)
Net book value	$28,856	$12,594

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Goodwill and Intangibles (Continued)

The following presents the estimated amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount

2007	$3,504
2008	3,255
2009	3,116
2010	2,927
2011	2,618
Thereafter	13,436
$28,856

Note 9. Deposits

The composition of deposits is as follows (in thousands):

	December 31,
	2006	2005

Demand deposits, noninterest bearing	$976,194	$694,548
NOW and money market accounts	1,125,851	723,157
Savings deposits	485,400	481,189
Time certificates, $100,000 or more	1,735,865	1,252,034
Other time certificates	1,575,922	1,050,772
Total	$5,899,232	$4,201,700

Time certificates of $100,000 or more included $569.6 million and $614.8 million of brokered deposits at December 31, 2006 and 2005, respectively. Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $100,000 or more.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Deposits (Continued)

At December 31, 2006, the scheduled maturities of time certificates are as follows (in thousands):

2007	$2,801,540
2008	240,842
2009	81,889
2010	39,749
2011	18,883
Thereafter	128,884

$3,311,787

Note 10.    Short-Term Borrowings

Short-term borrowings are summarized as follows as of December 31, 2006 and 2005 (dollars in thousands):

	December 31,
	2006		2005
	Weighted Average Cost	Amount	Weighted Average Cost	Amount
Federal funds purchased	5.44%	$105,300	4.46%	$30,600
Securities sold under agreements to repurchase:
Customer repurchase agreements	3.88	370,208	2.47	196,024
Company repurchase agreements	5.35	36,937	4.35	281,305
Federal Home Loan Bank advances	5.30	204,026	4.43	237,718
	4.59%	$716,471	3.89%	$745,647

Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling securities or investment grade lease loans to another party under a simultaneous agreement to repurchase the same securities or lease loans at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. Securities sold under agreements to repurchase totaled $407.1 million and $477.3 million at December 31, 2006 and 2005, respectively.

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $204.0 million in fixed rate advances at December 31, 2006 and $192.7 million in fixed rate advances and a $45.0 million overnight advance at December 31, 2005. At December 31, 2006, fixed rate advances had effective interest rates ranging from 2.06% to 5.57% and are subject to a prepayment fee. At December 31, 2006, the advances had maturities ranging from January 2007 to October 2007.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank. As of December 31 2006 and 2005, the Company had $357.0 million and $160.5 million, respectively, of loans pledged as collateral for Federal Home Loan Bank advances.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.    Short-Term Borrowings (Continued)

The Company has a $30 million correspondent bank line of credit which has certain covenants that require the Company to maintain MB Financial Bank’s “Well Capitalized” status, to maintain minimum financial ratios relating to MB Financial Bank’s non-performing assets and loan loss reserve and the Company’s return on assets. The Company was in compliance with such covenants as of December 31, 2006. The correspondent bank line of credit, which is used for short-term liquidity purposes, is secured by the stock of MB Financial Bank, and its terms are renewed annually. As of December 31, 2006 and 2005, respectively, no balances were outstanding on the correspondent bank line of credit.

Note 11.    Long-term Borrowings

The Company had Federal Home Loan Bank advances with maturities greater than one year of $189.7 million and $53.6 million at December 31, 2006 and December 31, 2005, respectively. As of December 31, 2006, the advances had fixed terms with effective interest rates, net of premiums, ranging from 2.84% to 5.87%.

The Company had notes payable to banks totaling $10.5 million and $10.6 million at December 31, 2006 and December 31, 2005, respectively, which as of December 31, 2006, were accruing interest at rates ranging from 4.40% to 12.00%. Lease investments includes equipment with an amortized cost of $13.6 million and $14.7 million at December 31, 2006 and December 31, 2005, respectively, that is pledged as collateral on these notes.

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

On September 29, 2006, the Company’s Oak Brook Bank subsidiary, which was merged with MB Financial Bank in the fourth quarter of 2006, entered into a seven year subordinated debt facility under which up to $25 million can be borrowed. The debt can be prepaid at any time without penalty. During the third quarter of 2006, $10 million was borrowed under the facility and remains outstanding as of December 31, 2006. Interest is payable at a rate of 3 month LIBOR + 1.25% or, at MB Financial Bank’s election, based on the lender’s prime rate. The debt matures on October 1, 2013. In addition, the Company has a $500 thousand seven-year term loan from the same lender. Interest is payable at a rate of 3 month LIBOR + 0.70% or, at MB Financial Bank’s election, based on the lender’s prime rate. As long as the subordinated debt is outstanding, the Company is required to keep the $500 thousand term loan debt outstanding.

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

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.    Long-term Borrowings (Continued)

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2007	$5,497
2008	84,690
2009	3,047
2010	1,572
2011	2,754
Thereafter	160,879
$258,439

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Junior Subordinated Notes Issued to Capital Trusts

The Company has established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities. The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust. Concurrently with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities. The trust preferred securities are issues that qualify, and are treated by the Company, as Tier 1 regulatory capital. The Company wholly owns all of the common securities of each trust. The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment. FOBB Capital Trusts I, II and III were established by FOBB prior to the Company’s acquisition of FOBB, and the junior subordinated notes issued by FOBB to FOBB Capital Trusts I, II and III were assumed by the Company upon completion of the acquisition.

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2006 (in thousands):

	Coal City Capital Trust I	MB Financial Capital Trust I	MB Financial Capital Trust II	MB Financial (2) Capital Trust III
Junior Subordinated Notes:
Principal balance	$ 25,774	$ 61,669	$ 36,083	$ 10,310
Annual interest rate	3-mo LIBOR + 1.80%	8.60%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%
Stated maturity date	September 1, 2028	September 30, 2032	September 15, 2035	September 23, 2036
Call date	September 1, 2008	September 30, 2007	September 15, 2010	September 23, 2011

Trust Preferred Securities:
Face value	$ 25,000	$ 59,800	$ 35,000	$ 10,000
Annual distribution rate	3-mo LIBOR + 1.80%	8.60% Fixed	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%
Issuance date	July 1998	August 2002	August 2005	July 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial (2) Capital Trust IV	FOBB (3) Capital Trust I	FOBB (3) Capital Trust II	FOBB (3) Capital Trust III
Junior Subordinated Notes:
Principal balance	$ 20,619	$ 6,186	$ 12,372	$ 5,155
Annual interest rate	3-mo LIBOR + 1.52%	10.60%	3-mo LIBOR + 3.45%	3-mo LIBOR + 2.80%
Stated maturity date	September 15, 2036	September 7, 2030	June 26, 2032	January 23, 2034
Call date	September 15, 2011	September 7, 2010	June 26, 2007	January 23, 2009

Trust Preferred Securities:
Face value (4)	$ 20,000	$ 6,000	$ 12,000	$ 5,000
Annual distribution rate	3-mo LIBOR + 1.52%	10.60%	3-mo LIBOR + 3.45%	3-mo LIBOR + 2.80%
Issuance date	August 2006	September 2000	June 2002	December 2003
Distribution dates (1)	Quarterly	Semi-annual	Quarterly	Quarterly
(1)	All distributions are cumulative and paid in cash.
(2)	The Company issued trust preferred securities through MB Financial Capital Trust III and IV during the third quarter of 2006.
(3)	As the merger with FOBB was treated as a purchase, FOBB’s trust preferred securities were not outstanding for the Company as of December 31, 2005.
(4)	Face amount does not include purchase accounting adjustments totaling $994 thousand associated with FOBB Capital Trust I, II and III.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Junior Subordinated Notes Issued to Capital Trusts (Continued)

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

Note 13. Lease Commitments and Rental Expense

The Company leases office space for certain branch offices. The future minimum annual rental commitments for these noncancelable leases and subleases of such space are as follows (in thousands):

	Gross	Sublease	Net
Year	Rents	Rents	Rents
2007	$4,007	$722	$3,285
2008	3,281	743	2,538
2009	2,492	765	1,727
2010	1,855	768	1,087
2011	1,665	777	888
Thereafter	11,835	1,424	10,411
	$25,135	$5,199	$19,936

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes. Certain leases also provide for increased rental payments based on increases in the Consumer Price Index.

Net rental expense for the years ended December 31, 2006, 2005 and 2004 amounted to $2.0 million, $3.4 million and $2.1 million, respectively.

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

Each participant is eligible for a Company matching contribution equal to 100% of their contributions up to 2% of their compensation plus 50% of each additional participant contribution up to 2% of their compensation, resulting in a maximum total Company matching contribution of 3%.  Additionally, the Company may make annual discretionary profit sharing contributions. The contributions for profit sharing equaled 3.5% of total compensation for the year

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Employee Benefit Plans (Continued)

ended December 31, 2006 and 4% for the years ended December 31, 2005 and 2004.  The Company's total contributions to the plan, for the years ended December 31, 2006, 2005 and 2004, were approximately $3.2 million, $3.0 million, $2.9 million, respectively.

On the acquisition date of FOBB, the Company assumed FOBB’s 401(k) savings plan, which allowed eligible FOBB employees to defer a percentage of their salary. The Company also assumed FOBB’s profit sharing plan on the date of acquisition. Effective January 1, 2007, these plans were merged into the Company’s 401(k) savings plan.

The Company has deferred compensation plans that allow eligible executives, senior officers and certain other employees and Directors to defer payment of up 100% of their base salary and bonus in the case of employees and board fees in the case of directors. Discretionary Company contributions to these plans were approximately $146 thousand, $188 thousand, $170 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. The amounts deferred are invested in MB Financial stock or other publicly traded mutual funds at the discretion of the participant. The cost of the MB Financial common stock held by MB Financial’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital. The amounts of the assets that are not invested in MB Financial common stock are recorded at their fair market value in other assets on the consolidated balance sheet. As of December 31, 2006, the fair value of the assets held in other publicly traded funds totaled $5.5 million. A liability is established, in other liabilities, in the consolidated balance sheet, for the fair value of the obligation to the participants. Any increase or decrease in the fair market value of plan assets is recorded in other non-interest income on the consolidated statement of income. Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the consolidated statement of income. The increase in fair market value of the assets and the obligation related to the deferred compensation plan was $323 thousand for the year ended December 31, 2006.

On the acquisition date of FOBB, the Company assumed FOBB’s deferred compensation plan. This non-qualified plan is to allow certain FOBB executive officers the opportunity to maximize their elective contributions to the FOBB 401(k) savings plan and provide contributions not withstanding certain restrictions or limitations under the Internal Revenue Code. The Company had both an asset and an offsetting liability for its obligations under this plan recorded in the consolidated financial statements totaling $2.7 million at December 31, 2006.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Income Taxes

The deferred taxes consist of (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Allowance for loan losses	$21,553	$15,743
Lease investments	152	471
Loans	3,245	-
Deferred compensation	4,048	2,753
Merger and non-compete accrual	2,611	873
Securities	4,098	-
Stock options, restricted stock, director stock units, and restricted stock units	4,556	-
Federal net operating loss carryforwards	2,103	2,547
State net operating loss carryforwards	4,600	1,400
Other items	2,312	1,767
Total deferred tax asset	49,278	25,554
Valuation allowance	(4,600)	(1,400)
Total deferred tax asset, net of valuation allowance	44,678	24,154

Deferred tax liabilities:
Securities discount accretion	(1,228)	(130)
Loans	-	(154)
Premises and equipment	(22,830)	(22,616)
Core deposit intangible	(10,100)	(4,408)
Federal Home Loan Bank stock dividends	(3,714)	(4,235)
Other items	(799)	(743)
Total deferred tax liabilities	(38,671)	(32,286)
Net deferred tax asset (liability)	6,007	(8,132)
Net unrealized holding loss on securities available for sale	4,094	5,090
Net deferred tax asset (liability)	$10,100	$(3,042)

Management has evaluated the probability of deferred tax assets not being realized, and determined that state taxable income in future years may not be adequate to utilize the net operating loss carryforwards due primarily to certain tax strategies implemented by the Company. Accordingly, the Company has established a valuation allowance of $4.6 million at December 31, 2006.

The Company’s state net operating loss carryforwards totaled approximately $100.3 million at December 31, 2006 and expire beginning in 2008 through 2026. The Company’s Federal net operating loss carryforwards totaled approximately $6.4 million at December 31, 2006 and expire in 2012 through 2019.

Income taxes consist of (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current expense:
Federal	$34,023	$37,104	$11,191
State	488	558	279
	34,511	37,662	11,470
Deferred expense (benefit)	(5,087)	(8,883)	16,168

	$29,424	$28,779	$27,638

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Income Taxes (Continued)

The reconciliation between the statutory federal income tax rate of 35% and the effective tax rate on consolidated income follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Federal income tax at expected statutory rate	$33,789	$32,737	$31,769
Increase (decrease) due to:
Nondeductible merger expenses	-	-	276
Tax exempt income, net	(3,494)	(3,179)	(2,691)
Nonincludable increase in cash surrender value of life insurance	(1,467)	(1,361)	(1,315)
State tax, net of federal benefit	317	363	98
Other items, net	279	219	(499)

Income tax expense	$29,424	$28,779	$27,638

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

At December 31, 2006 and 2005, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contract Amount
	2006	2005
Commitments to extend credit:
Home equity lines	$559,351	$194,579
Other commitments	1,289,904	913,142

Letters of credit:
Standby	130,196	76,651
Commercial	51,203	32,781

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

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Commitments and Contingencies (Continued)

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years. These letters of credit may also be extended or amended from time to time depending on the bank customer's needs. As of December 31, 2006, the maximum remaining term for any standby letter of credit was October 4, 2011. A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At December 31, 2006, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $72.0 million to $181.4 million from $109.4 million at December 31, 2005. Of the $181.4 million in commitments outstanding at December 31, 2006, approximately $103.8 million of the letters of credit have been issued or renewed since December 31, 2005. The Company had a $1.4 million liability recorded as of December 31, 2006 relating to these commitments.

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

As of December 31, 2006, the Company had approximately $6.7 million in capital expenditure commitments outstanding which relate to various projects to build new branches or renovate existing branches.

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

subject as of December 31, 2006 and 2005.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the subsidiary banks as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the subsidiary banks must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well-capitalized column in the table below. There are no conditions or events since that notification that management believes have changed the subsidiary banks’ categories.

The required and actual amounts and ratios for the Company and its subsidiary banks are presented below (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2006
Total capital (to risk-weighted assets):
Consolidated	$709,163	11.80%	$480,789	8.00%	$	N/A	N/A	%
MB Financial Bank	659,133	11.61	454,156	8.00		567,695	10.00
Union Bank	42,757	13.35	25,621	8.00		32,027	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	630,546	10.49	240,395	4.00		N/A	N/A
MB Financial Bank	590,150	10.40	227,078	4.00		340,617	6.00
Union Bank	33,124	10.34	12,811	4.00		19,216	6.00
Tier 1 capital (to average assets):
Consolidated	630,546	8.39	300,724	4.00		N/A	N/A
MB Financial Bank	590,150	8.31	284,026	4.00		355,033	5.00
Union Bank	33,124	7.87	16,829	4.00		21,036	5.00

As of December 31, 2005
Total capital (to risk-weighted assets):
Consolidated	$555,024	12.91%	$343,942	8.00%	$	N/A	N/A	%
MB Financial Bank	487,041	12.20	319,337	8.00		399,171	10.00
Union Bank	38,722	12.86	24,083	8.00		30,104	10.00
Tier 1 capital (to risk-weighted assets):
Consolidated	503,045	11.70	171,971	4.00		N/A	N/A
MB Financial Bank	444,751	11.14	159,669	4.00		239,503	6.00
Union Bank	29,033	9.64	12,042	4.00		18,062	6.00
Tier 1 capital (to average assets):
Consolidated	503,045	9.08	221,439	4.00		N/A	N/A
MB Financial Bank	444,751	8.63	206,052	4.00		257,566	5.00
Union Bank	29,033	7.58	15,329	4.00		19,161	5.00

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

Junior subordinated notes issued to capital trusts: The fair values of the Company’s junior subordinated notes issued to capital trusts are estimated based on the quoted market prices, when available, of the related trust preferred security instruments, or are estimated based on the quoted market prices of comparable trust preferred securities.

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

The estimated fair values of financial instruments are as follows (in thousands):

	December 31,
	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and due from banks	$150,935	$150,935	$92,001	$92,001
Interest bearing deposits with banks	9,113	9,109	12,783	12,777
Investment securities available for sale	1,713,325	1,713,325	1,405,844	1,405,844
Loans held for sale	-	-	500	500
Loans, net	5,194,464	5,183,139	3,701,203	3,711,153
Accrued interest receivable	43,445	43,445	29,116	29,116
Interest rate swap contracts	959	959	1,440	1,440

Financial Liabilities
Non-interest bearing deposits	976,194	976,194	694,548	694,548
Interest bearing deposits	4,923,038	4,917,714	3,507,152	3,490,016
Short-term borrowings	716,471	716,471	745,647	745,202
Long-term borrowings	258,439	257,147	71,216	69,885
Junior subordinated notes issued to capital trusts	179,162	180,908	123,526	122,567
Accrued interest payable	23,209	23,209	14,277	14,277
Interest rate swap contracts	5,357	5,357	6,092	6,092

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	-	1,408	-	669

Note 19. Stock Incentive Plans

Statement 123R requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award. During 2006, the Company adopted Statement 123R using “modified retrospective application”, electing to restate all prior periods.

Prior to the adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the employee’s Company stock options equaled the market price of the underlying stock on the date of the grant. Compensation expense was only recognized in connection with the issuance of restricted stock. As the modified retrospective application was used to apply SFAS 123R, prior periods were restated to reflect the compensation cost related to stock options granted.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Stock Incentive Plans (Continued)

The following table summarizes the impact of the Company’s share-based payment plan in the financial statements for the periods shown (in thousands):

	Year Ended December 31,
	2006	2005	2004

Total cost of share-based payment plans during the year	$3,974	$3,238	$2,324

Amount of related income tax benefit recognized in income	$1,391	$1,133	$813

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) which was established in 1997 and was subsequently modified. The Omnibus Plan reserves 3,750,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries. A grant under the Omnibus Plan may be options intended to be incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. Options are typically granted to officers and employees annually in July, with an exercise price equal to or at a premium to the market price of the Company’s shares at the date of grant; those option awards generally cliff vest based on four years of continuous service and have 10-year contractual terms (under the “Omnibus Plan”, no options shall be exercisable later than the fifteenth anniversary date of the grant, ten if it is an incentive stock option). Restricted shares granted to officers and employees typically vest over a two to three year period. Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five-year term granted under the Omnibus Plan, which vest in full on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted stock granted under the Omnibus Plan, which vests one year after the grant date.

During 2006, in connection with the acquisition of FOBB, the Company assumed 251,312 FOBB options whose holders chose not to have their options cancelled in exchange for Company common stock. No further options will be granted under the FOBB plan. The options assumed in this acquisition do not affect the total available shares under the Omnibus Plan.

During 2004, in connection with the acquisition of First SecurityFed, the Company assumed the outstanding stock options granted under First SecurityFed’s option plan whose holders chose not to have their options cashed-out. All of these assumed options were fully vested at the time of the merger. No further options will be granted under the First SecurityFed plan. The options assumed in this acquisition do not affect the total available shares under the Omnibus Plan.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Stock Incentive Plans (Continued)

The following table provides information about options outstanding for the year ended December 31, 2006:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(in millions)

Options outstanding as of January 1, 2006	1,870,353	$25.29
Assumed in business combination	251,312	23.31
Granted	448,558	36.48
Exercised	(185,582)	15.35
Expired or cancelled	-	0.00
Forfeited	(56,142)	31.13
Options outstanding as of December 31, 2006	2,328,499	$27.88	6.25	22,656,595

Options exercisable as of December 31, 2006	1,170,830	$20.68	4.37	19,822,152

The fair value of each option award is estimated on the date of grant using the Black Scholes option-pricing model based on certain assumptions.  Expected volatility is based on historical volatilities of Company shares, and expected future fluctuations.  The risk free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.   The expected life of options is estimated based on historical employee behavior and represents the period of time that options granted are expected to outstanding. These assumptions are summarized in the following table.

	For the Years Ended December 31,
	2006	2005	2004
Risk-free interest rate	5.12%	4.30%	4.70%
Volatility of Company's stock	16.62%	22.00%	30.00%
Expected dividend yield	1.61%	1.20%	1.30%
Expected life of options	6 years	6 years	7 years

Weighted average fair value per option of options granted during the year	$ 7.97	$ 10.31	$ 9.55

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $3.8 million, $7.5 million and $2.7 million, respectively.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Stock Incentive Plans (Continued)

The following is a summary of changes in nonvested restricted shares for the year ended December 31, 2006:

		Weighted Average
	Number of Shares	Grant Date Fair Value

Shares Outstanding at December 31, 2005	80,018	$39.35
Granted	49,949	35.81
Vested	9,482	35.80
Forfeited	4,482	38.70
Shares Outstanding at December 31, 2006	116,003	$38.17

During 2006, in connection with the acquisition of FOBB, the Company assumed 34,539 restricted stock units. Of this amount, 17,026 restricted stock units vested as a result of the acquisition and 17,513 restricted stock units continue to vest over a two to three year period. Holders of the restricted stock units are entitled to receive additional stock units in connection with dividends paid to the Company’s stockholders, but do not have the right to vote the restricted stock units prior to issuance of the underlying shares upon settlement of the restricted stock units.. No further restricted stock units will be granted under the FOBB plan. The restricted stock units assumed do not affect the total number of shares available under the Omnibus Plan. The Company also assumed 6,284 director stock units issued to an FOBB director who become a director of the Company following the acquisition (originally granted in lieu of FOBB director fees payable in cash). Additional units are credited in connection with dividends paid to the Company’s stockholders, but the director stock units cannot be voted prior to issuance of the underlying shares upon settlement of the director stock units.

As of December 31, 2006, there was $7.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.

Note 20. Derivative Financial Instruments

The Company uses interest rate swaps to hedge its interest rate risk. The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $17.0 million and $204.3 million, respectively, at December 31, 2006. For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income and other expense. When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts. The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income. The net amount receivable (payable) for the year ended December 31, 2006 and 2005 was approximately $794 thousand and $1.3 million, respectively. The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases collateral is required from the

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20. Derivative Financial Instruments (Continued)

counterparties involved if the net value of the swaps exceeds a nominal amount. At December 31, 2006, the Company's credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of December 31, 2006 and 2005 (dollars in thousands):
	December 31, 2006					December 31, 2005
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value
Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$17,001	$591	5.6	7.49%	6.07%	$28,553	$837
Receive fixed/pay variable swaps (2)	204,275	(4,812)	5.5	4.64%	5.28%	218,851	(5,454)

Non-hedging derivative instruments (3):
Pay fixed/receive variable swaps	57,998	368	6.8	7.25%	6.51%	33,932	(603)
Pay variable/receive fixed swaps	63,722	(545)	6.9	6.34%	7.07%	35,081	568
Total portfolio swaps	$342,996	$(4,398)	6.0	5.54%	5.86%	$316,417	$(4,652)
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

Note 21. Condensed Parent Company Financial Information

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

Balance Sheets
(In thousands)
	December 31,
	2006	2005
Assets
Cash	$2,301	$27,909
Investments in subsidiaries	1,013,851	597,526
Other assets	19,715	8,876

Total assets	$1,035,867	$634,311

Liabilities and Stockholders' Equity
Junior subordinated notes issued to capital trusts	179,162	123,526
Other liabilities	9,753	3,799
Stockholders' equity	846,952	506,986

Total liabilities and stockholders' equity	$1,035,867	$634,311

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Condensed Parent Company Financial Information (Continued)

Statements of Income
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Dividends from subsidiaries	$65,269	$32,000	$73,000
Interest and other income	764	507	532
Interest and other expense	(13,965)	(9,422)	(7,928)
Income before income tax benefit and
equity in undistributed net income of subsidiaries	52,068	23,085	65,604
Income tax benefit	(4,621)	(3,119)	(2,588)
Income before equity in undistributed net
income of subsidiaries	56,689	26,204	68,192
Equity in undistributed net income of subsidiaries	10,425	38,550	(5,064)

Net income	$67,114	$64,754	$63,128

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Condensed Parent Company Financial Information (Continued)

Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2006	2005	2004

Cash Flows From Operating Activities
Net income	$67,114	$64,754	$63,128
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of restricted stock awards	1,447	922	376
Compensation expense for stock option grants	2,527	2,483	2,001
Net gains on sale of investment securities available for sale	(5)	(72)	-
Equity in undistributed net income of subsidiaries	(10,425)	(38,550)	5,064
Change in other assets and other liabilities	(7,798)	(19,152)	(12,996)
Net cash provided by operating activities	52,859	10,385	57,573

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	278	-	8,029
Investments in and advances to subsidiaries	(9,500)	(500)	-
Proceeds from the sales of other assets	106	-	-
Cash paid, Loans Purchased	-	(377)	-
Cash paid for acquisitions, net	(68,868)	(365)	(52,291)
Net cash used in investing activities	(77,984)	(1,242)	(44,262)

Cash Flows From Financing Activities
Purchase and retirement of common stock	-	-	-
Treasury stock transactions, net	(14,107)	(6,957)	(8,913)
Stock options exercised	4,124	4,307	1,403
Excess tax benefits from share-based payment arrangements	884	1,862	449
Dividends paid	(20,168)	(16,004)	(13,885)
Principal paid on short-term borrowings	(2,000)	-	-
Proceeds from long-term debt	500	-	-
Proceeds from junior subordinated notes issued to capital trusts	30,000	35,000	-
Net cash (used in) provided by financing activities	(484)	18,208	(20,946)

Net (decrease) increase in cash	(25,608)	27,351	(7,635)

Cash:
Beginning of year	27,909	558	8,193

End of year	$2,301	$27,909	$558

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2006 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

    On August 25, 2006, the Company acquired First Oak Brook Bancshares Inc., which was the parent company of Oak Brook Bank and merged out of existence at acquisiton. As permitted by the Securities and Exchange Commission, management elected to exclude Oak Brook Bank, and the subsidiaries of Oak Brook Bank, from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Oak Brook Bank was merged into MB Financial Bank N.A. (“MB Financial Bank”), another wholly owned subsidiary of the Company, as of November 2, 2006. Oak Brook Bank had total consolidated assets of $2.4 billion, or 30.7% of the Company’s total consolidated assets, on October 31, 2006. From August 25, 2006 through October 31, 2006, Oak Brook Bank recorded consolidated gross revenues of $28.7 million, or 7.8% of the Company’s total consolidated gross revenues from January 1, 2006 through October 31, 2006. Consolidated net income at Oak Brook Bank from August 25, 2006 through October 31, 2006, was $4.4 million, or 8.0% of the Company’s consolidated net income from January 1, 2006 through October 31, 2006.

(c)
Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2006, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers. The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance. The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors. A copy of our code of ethics is available on our Internet website address, www.mbfinancial.com.

Item 11. Executive Compensation

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2006 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, warrants and rights (1)	Weighted Average Exercise Price of Outstanding Options, warrants and rights (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column) (2)
Equity compensation plans approved by stockholders……..	2,329,799	$27.88	489,936
Equity compensation plans not approved by stockholders…	N/A	N/A	N/A
Total………………………………………………………...	2,329,799	$27.88	489,936

(1)
Includes 55,053 shares underlying stock options that we assumed in the First SecurityFed acquisition, and 251,312 shares underlying stock options, 17,513 shares underlying restricted stock units and 6,284 shares underlying director stock units that we assumed in the FOBB acquisition. Since the restricted stock units and the director stock units do not have an exercise price and are settled only for shares of our common stock on a one-for-one basis, these units are not relevant for purposes of computing the weighted average exercise price.

(2)	Includes 478,566 shares remaining available for future issuance under our 1997 Omnibus Incentive Plan, of which, up to 166,624 shares could be awarded to plan participants as restricted stock.

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

Item 13. Certain Relationships, Related Transactions and Director Independence

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2007 Annual Meeting of

Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2007 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

Date: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Mitchell Feiger	Director, President and Chief Executive Officer
Mitchell Feiger	(Principal Executive Officer), February 26, 2007

/s/ Jill E. York	Vice President and Chief Financial Officer
Jill E. York	(Principal Financial Officer and Principal Accounting Officer), February 26, 2007

	Director	) February 26, 2007
Thomas H. Harvey		)
)
	Director	)
Richard M. Rieser, Jr.*		)
)
David P. Bolger *	Director	)
David P. Bolger		)
)
Robert S. Engelman, Jr. *	Director	)
Robert S. Engelman, Jr.		)
)
Charles J. Gries *	Director	)
Charles J. Gries		)
)
	Director	)
James N. Hallene		)
)
Richard J. Holmstrom *	Director	)
Richard J. Holmstrom		)
)
Karen J. May *	Director	)
Karen J. May		)
)
Ronald D. Santo *	Director	)
Ronald D. Santo		)
)
*By: /s/ Mitchell Feiger	Attorney-in-Fact	)

EXHIBIT INDEX
Exhibit Number	Description

2.1
Amended and Restated Agreement and Plan of Merger, dated as of April 19, 2001, by and among the Registrant, MB Financial, Inc., a Delaware corporation (“Old MB Financial”) and MidCity Financial (incorporated herein by reference to Appendix A to the joint proxy statement-prospectus filed by the Registrant pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission (the “Commission”) on October 9, 2001)

2.2
Agreement and Plan of Merger, dated as of November 1, 2002, by and among the Registrant, MB Financial Acquisition Corp II and South Holland Bancorp, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report Form 8-K filed on November 5, 2002 (File No. 0-24566-01))

2.3
Agreement and Plan of Merger, dated as of January 9, 2004, by and among the Registrant and First SecurityFed Financial, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 14, 2004 (File No.0-24566-01))

2.4
Agreement and Plan of Merger, dated as of May 1, 2006, by and among the Registrant, MBFI Acquisition Corp. and First Oak Brook Bancshares, Inc. (“First Oak Brook”)(incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2006 (File No.0-24566-01))

3.1	Charter of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))
3.2	Bylaws of the Registrant, as amended *
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

10.2A	Amendment No. One to Employment Agreement between the Registrant and Mitchell Feiger*
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
Amendment No. Two to Employment Agreement between MB Financial Bank, N.A. and Burton Field (incorporated herein by reference to Exhibit 10.3B to the Registrant’s Annual Report on Form 10-K for the year-end December 31, 2005 (File No. 0-24566-01))

10.3C	Amendment No. Three to Employment Agreement between MB Financial Bank, N.A. and Burton Field*
10.4
Form of Change of Control Severance Agreement between MB Financial Bank, National Association and each of Thomas Panos, Jill E. York and Thomas P. Fitzgibbon, Jr. and others (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.5	Reserved.
10.6	Coal City Corporation 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))
10.6A	Amendment to Coal City Corporation 1995 Stock Option Plan*
10.7
MB Financial, Inc. 1997 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-24566-01))

10.7A	Amendment to Omnibus Incentive Plan*
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

EXHIBIT INDEX
Exhibit Number	Description

10.13
Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

10.13A	Amendment to Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo*
10.14
First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit B to the definitive proxy statement filed by First SecurityFed Financial, Inc. on March 24, 1998 (File No. 0-23063))

10.14A	Amendment to First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan*
10.15
Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Burton J. Field, Ronald D. Santo, Thomas D. Panos, Jill E. York and Thomas P. FitzGibbon, Jr. (incorporated herein by reference to Exhibits 10.1 - 10.6 to the Registrant’s Current Report on Form 8-K filed on November 5, 2004 (File No. 0-24566-01))

10.16
Form of Incentive Stock Option Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

10.17
Form of Non-Qualified Stock Option Agreement for Directors under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

10.18
Form of Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

10.19
Form of Restricted Stock Agreement for Directors under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

10.20
First Oak Brook Bancshares, Inc. Incentive Compensation Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook on March 30, 2004 (File No. 0-14468))

10.20A	Amendment to First Oak Brook Bancshares, Inc. Incentive Compensation Plan*
10.21
First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook on April 2, 2001 (File No. 0-14468))

EXHIBIT INDEX
Exhibit Number	Description

10.21A	Amendment to First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan*
10.22
First Oak Brook Bancshares, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by First Oak Brook on October 25, 1999 (File No. 333-89647))

10.23
Employment Agreement between the Registrant and Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-24566-01))

10.24
Tax Gross Up Agreement between the Registrant and Richard M. Rieser, Jr. (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-24566-01))

10.25
Form of Supplemental Pension Benefit Agreement for Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.13 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14468))

10.26
Form of Agreement Regarding Post-Employment Restrictive Covenants between the Registrant (as successor to First Oak Brook) and Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.13 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14468))

10.27
Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Susan Peterson (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-24566-01))

10.28
Form of Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.10 to First Oak Brook's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-14468)).

10.28A	First Amendment to Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman*
10.28B	Second Amendment to Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman*
21	Subsidiaries of the Registrant*
23	Consent of McGladrey & Pullen *
24	Power of Attorney*
31.1	Rule 13a - 14(a)/15d - 14(a) Certification (Chief Executive Officer)*
31.2	Rule 13a - 14(a)/15d - 14(a) Certification (Chief Financial Officer)*
32	Section 1350 Certifications*
* Filed herewith.