Form 10-K/A
period 2006-12-31
MB FINANCIAL INC     /MD
filed 2007-03-02
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K/A
(Amendment No. One)

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
2007 Annual Meeting of Stockholders.

EXPLANATORY NOTE

The purpose of this amendment (Amendment No. 1) on Form 10-K/A to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2007, for the fiscal year ended December 31, 2006 of MB Financial, Inc. is to include as Exhibit 23 the consent of our independent registered public accounting firm, which was inadvertently omitted from the original 10-K filing, and to revise Item 8 by correcting the amounts of our current federal income tax expense and our deferred income tax expense for the year ended December 31, 2006, as disclosed in Note 15 to the consolidated financial statements, and by making the corresponding corrections to our consolidated statement of cash flows for the year ended December 31, 2006.

For the convenience of the reader, this Form 10-K/A sets forth the originally filed Form 10-K in its entirety. However, the only changes to the original Form 10-K being made by this Form 10-K/A are the changes described above. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any other disclosures. Information not affected by the amendment is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-K.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K/A

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MBFI”. There were approximately 1,500 holders of record of our common stock as of December 31, 2006. The following table presents quarterly market price information and cash dividends paid per share for our common stock for 2006 and 2005:

	Market Price Range
			Dividends
2006	High	Low	Paid

Quarter ended December 31, 2006	$38.35	$34.20	$0.18
Quarter ended September 30, 2006	37.49	34.19	0.18
Quarter ended June 30, 2006	37.98	33.00	0.15
Quarter ended March 31, 2006	37.20	34.02	0.15

2005
Quarter ended December 31, 2005	$39.60	$35.16	$0.15
Quarter ended September 30, 2005	42.74	37.21	0.15
Quarter ended June 30, 2005	40.50	35.57	0.13
Quarter ended March 31, 2005	42.85	37.93	0.13

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

On August 25, 2006, the Company acquired First Oak Brook Bancshares, Inc., which was the parent company of Oak Brook Bank and merged out of existence at acquisition. As permitted by the Securities and Exchange Commission, management elected to exclude Oak Brook Bank, and the subsidiaries of Oak Brook Bank, from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Oak Brook Bank was merged into MB Financial Bank N.A. (“MB Financial Bank”), another wholly owned subsidiary of the Company, as of November 2, 2006. Oak Brook Bank had total consolidated assets of $2.4 billion, or 30.7% of the Company’s total consolidated assets, on October 31, 2006. From August 25, 2006 through October 31, 2006, Oak Brook Bank recorded consolidated gross revenues of $28.7 million, or 7.8% of the Company’s total consolidated gross revenues from January 1, 2006 through October 31, 2006. Consolidated net income at Oak Brook Bank from August 25, 2006 through October 31, 2006, was $4.4 million, or 8.0% of the Company’s consolidated net income from January 1, 2006 through October 31, 2006. Our audit of the internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Oak Brook Bank.

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

(Continued)

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2006, 2005 and 2004 (2005 and 2004 restated for SFAS 123R)
(Amounts in thousands, except share and per share data)
					Accumulated
					Other
			Additional		Comprehensive		Total Stock-
	Comprehensive	Common	Paid-in	Retained	Income (Loss),	Treasury	holders'
	Income	Stock	Capital	Earnings	Net of Tax	Stock	Equity
Balance at January 1, 2006		$289	$141,745	$390,407	$(9,453)	$(16,002)	$506,986
Net income	$67,114			67,114			67,114
Unrealized holding gains on investment securities,
net of tax	1,562
Reclassification adjustments for losses
included in net income, net of tax	289
Other comprehensive loss, net of tax	1,851				1,851		1,851
Comprehensive income	$68,965
Issuance of 8,374,308 shares of common stock in		84	296,812				296,896
business combination
Issuance of 45,217 shares of restricted stock, net of forteitures and amortization			1,447				1,447
Purchase of 390,000 shares of treasury stock						(13,833)	(13,833)
Reissuance of 161 shares of treasury stock for
employee stock awards			(1)			6	5
Paid-in capital - stock options			2,527				2,527
Stock options exercised - Reissuance of 185,582
shares of treasury stock			(3,307)			7,434	4,127
Cash dividends declared ($0.66 per share)				(20,168)			(20,168)
Purchase of 8,402 shares held in trust for
deferred Compensation plan			279			(279)	-
Balance at December 31, 2006		$373	$439,502	$437,353	$(7,602)	$(22,674)	$846,952

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(Amounts in Thousands)
	2006	2005	2004
Cash Flows From Operating Activities
Net income	$67,114	$64,754	$63,128
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	37,550	35,661	34,007
Amortization of restricted stock awards	1,447	922	376
Compensation expense for stock option grants	2,527	2,483	2,001
Gain on sales of premises and equipment and leased equipment	(1,830)	(908)	(3,766)
Amortization of other intangibles	1,971	993	1,015
Provision for loan losses	10,100	8,650	7,800
Deferred income tax (benefit) expense	10,949	(8,883)	16,168
Amortization of premiums and discounts on investment securities, net	6,802	13,754	14,733
Accretion of premiums and discounts on loans, net	(2,097)	-	-
Trading securities transactions, net	903	-	-
Net loss on sale of investment securities	445	1,531	308
Proceeds from sale of loans held for sale	385,346	19,753	20,784
Origination of loans held for sale	(39,060)	(19,579)	(17,062)
Net gain on sale of loans held for sale	(954)	(302)	(264)
Increase in cash surrender value of life insurance	(4,192)	(3,890)	(3,757)
Interest only securities accretion	-	-	(174)
Gain on interest only securities pool termination	(718)	(1,724)	(874)
Increase in other assets	(14,787)	(3,185)	(5,357)
Increase (decrease) in other liabilities, net	(11,013)	2,058	(20,088)
Net cash provided by operating activities	450,503	112,088	108,978

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	400,710	376,976	195,054
Proceeds from maturities and calls of investment securities available for sale	278,665	183,288	222,880
Purchase of investment securities available for sale	(246,965)	(611,295)	(465,952)
Net increase in loans	(430,237)	(408,562)	(315,396)
Purchases of premises and equipment and leased equipment	(58,987)	(67,471)	(63,881)
Proceeds from sales of premises and equipment and leased equipment	7,070	2,981	15,030
Principal paid on lease investments	(721)	(719)	(261)
Cash paid, net of cash and cash equivalents in acquisitions	(58,979)	(450)	(30,432)
Proceeds received from interest only receivables	-	-	543
Net cash used in investing activities	(109,444)	(525,252)	(442,415)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(185,222)	239,688	210,070
Net increase (decrease) in short-term borrowings	(76,113)	174,492	163,147
Proceeds from long-term borrowings	65,045	12,607	32,925
Principal paid on long-term borrowings	(90,236)	(32,484)	(44,252)
Proceeds from junior subordinated notes issued to capital trusts	30,000	35,000	-
Treasury stock transactions, net	(14,107)	(6,957)	(8,913)
Stock options exercised	4,124	4,307	1,403
Excess tax benefits from share-based payment arrangements	884	1,862	449
Dividends paid on common stock	(20,168)	(16,004)	(13,885)
Net cash provided by (used in) financing activities	(285,793)	412,511	340,944

Net increase/(decrease) in cash and cash equivalents	$55,266	$(653)	$7,507

Cash and cash equivalents:
Beginning of year	104,784	105,437	97,930

End of year	$160,050	$104,784	$105,437

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

Income taxes consist of (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current expense:
Federal	$17,987	$37,104	$11,191
State	488	558	279
	18,475	37,662	11,470
Deferred expense (benefit)	10,949	(8,883)	16,168

	$29,424	$28,779	$27,638

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

During 2006, in connection with the acquisition of FOBB, the Company assumed 34,539 restricted stock units. Of this amount, 17,026 restricted stock units vested as a result of the acquisition and 17,513 restricted stock units continue to vest over a two to three year period. Holders of the restricted stock units are entitled to receive additional stock units in connection with dividends paid to the Company’s stockholders, but do not have the right to vote the restricted stock units prior to issuance of the underlying shares upon settlement of the restricted stock units. No further restricted stock units will be granted under the FOBB plan. The restricted stock units assumed do not affect the total number of shares available under the Omnibus Plan. The Company also assumed 6,284 director stock units issued to an FOBB director who become a director of the Company following the acquisition (originally granted in lieu of FOBB director fees payable in cash). Additional units are credited in connection with dividends paid to the Company’s stockholders, but the director stock units cannot be voted prior to issuance of the underlying shares upon settlement of the director stock units.

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

	Year Ended December 31,
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

    On August 25, 2006, the Company acquired First Oak Brook Bancshares, Inc., which was the parent company of Oak Brook Bank and merged out of existence at acquisiton. As permitted by the Securities and Exchange Commission, management elected to exclude Oak Brook Bank, and the subsidiaries of Oak Brook Bank, from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Oak Brook Bank was merged into MB Financial Bank N.A. (“MB Financial Bank”), another wholly owned subsidiary of the Company, as of November 2, 2006. Oak Brook Bank had total consolidated assets of $2.4 billion, or 30.7% of the Company’s total consolidated assets, on October 31, 2006. From August 25, 2006 through October 31, 2006, Oak Brook Bank recorded consolidated gross revenues of $28.7 million, or 7.8% of the Company’s total consolidated gross revenues from January 1, 2006 through October 31, 2006. Consolidated net income at Oak Brook Bank from August 25, 2006 through October 31, 2006, was $4.4 million, or 8.0% of the Company’s consolidated net income from January 1, 2006 through October 31, 2006.

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

Date: March 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Mitchell Feiger	Director, President and Chief Executive Officer
Mitchell Feiger	(Principal Executive Officer), February 26, 2007

/s/ Jill E. York	Vice President and Chief Financial Officer
Jill E. York	(Principal Financial Officer and Principal Accounting Officer), February 26, 2007

Thomas H. Harvey *	Director	) February 26, 2007
Thomas H. Harvey		)
)
Richard M. Rieset, Jr. *	Director	)
Richard M. Rieser, Jr.		)
)
David P. Bolger *	Director	)
David P. Bolger		)
)
Robert S. Engelman, Jr. *	Director	)
Robert S. Engelman, Jr.		)
)
Charles J. Gries *	Director	)
Charles J. Gries		)
)
James N. Hallene *	Director	)
James N. Hallene		)
)
Richard J. Holmstrom *	Director	)
Richard J. Holmstrom		)
)
Karen J. May *	Director	)
Karen J. May		)
)
Patrick Henry *	Director	)
Patrick Henry		)

Ronald D. Santo *	Director	)
Ronald D. Santo		)
)
*By: /s/ Mitchell Feiger	Attorney-in-Fact	)

EXHIBIT INDEX
Exhibit Number	Description

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