Form 10-Q
period 2007-03-30
MB FINANCIAL INC     /MD
filed 2007-05-09
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐        No ☒

There were outstanding 36,485,990 shares of the registrant’s common stock as of May 9, 2007.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2007

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2007 (Unaudited) and December 31, 2006	3

	Consolidated Statements of Income for the Three Months ended March 31, 2007 and 2006 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2007 and 2006 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6 - 16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 - 29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30 - 33

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	34

	Signatures	35

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(Amounts in thousands, except common share data)
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Cash and due from banks	$ 101,996	$ 150,935
Interest bearing deposits with banks	11,787	9,113
Federal funds sold	45,010	2
Investment securities available for sale	1,554,245	1,713,325
Loans (net of allowance for loan losses of $61,571 at March 31, 2007,
and $61,617 at December 31, 2006)	5,282,985	5,194,464
Lease investments, net	71,308	80,258
Premises and equipment, net	199,522	197,619
Cash surrender value of life insurance	122,174	120,893
Goodwill, net	379,047	379,047
Other intangibles, net	27,975	28,856
Other assets	91,738	103,786

Total assets	$ 7,887,787	$ 7,978,298

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing	$ 906,746	$ 976,194
Interest bearing	4,919,003	4,923,038
Total deposits	5,825,749	5,899,232
Short-term borrowings	764,622	716,471
Long-term borrowings	187,311	258,439
Junior subordinated notes issued to capital trusts	179,096	179,162
Accrued expenses and other liabilities	74,307	78,042
Total liabilities	7,031,085	7,131,346

Stockholders' Equity
Common stock, ($0.01 par value; authorized 40,000,000 shares; issued
37,342,031 and 37,332,328 shares at March 31, 2007,
and December 31, 2006, respectively)	373	373
Additional paid-in capital	439,164	439,502
Retained earnings	448,855	437,353
Accumulated other comprehensive loss	(3,690)	(7,602)
Less: 818,372 and 666,120 shares of treasury stock, at cost, at March 31,
2007, and December 31, 2006, respectively	(28,000)	(22,674)
Total stockholders' equity	856,702	846,952

Total liabilities and stockholders' equity	$ 7,887,787	$ 7,978,298

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except common share data)
(Unaudited)
	Three Months Ended March 31,
	2007	2006
Interest income:
Loans	$ 98,965	$ 68,711
Investment securities available for sale:
Taxable	15,301	12,284
Nontaxable	3,458	2,659
Federal funds sold	259	22
Other interest bearing accounts	107	121
Total interest income	118,090	83,797
Interest expense:
Deposits	47,913	27,281
Short-term borrowings	8,827	7,701
Long-term borrowings and junior subordinated notes	6,073	3,273
Total interest expense	62,813	38,255
Net interest income	55,277	45,542

Provision for loan losses	4,000	1,100

Net interest income after provision for loan losses	51,277	44,442
Other income:
Loan service fees	1,547	1,752
Deposit service fees	5,355	4,773
Lease financing, net	3,996	3,244
Brokerage fees	2,452	2,306
Trust and asset management fees	3,190	1,405
Net loss on sale of investment securities available for sale	(40)	(381)
Increase in cash surrender value of life insurance	1,281	958
Net gain on sale of other assets	22	1,097
Merchant card processing	3,878	724
Other operating income	1,625	1,341
	23,306	17,219
Other expense:
Salaries and employee benefits	26,202	20,300
Occupancy and equipment expense	7,476	5,943
Computer services expense	1,992	1,605
Advertising and marketing expense	1,484	1,230
Professional and legal expense	579	558
Brokerage fee expense	1,271	1,193
Telecommunication expense	718	736
Other intangibles amortization expense	881	240
Merchant card processing	3,270	676
Other operating expenses	5,059	4,369
	48,932	36,850

Income before income taxes	25,651	24,811

Income taxes	7,530	7,672
Net Income	$ 18,121	$ 17,139
Common share data:
Basic earnings per common share	$ 0.49	$ 0.61
Diluted earnings per common share	$ 0.49	$ 0.60
Weighted average common shares outstanding	36,630,323	28,288,782
Diluted weighted average common shares outstanding	37,180,928	28,797,627

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	Three Months Ended March 31,
	2007	2006

Cash Flows From Operating Activities:
Net income	$ 18,121	$ 17,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,434	9,311
Amortization of restricted stock awards	484	290
Compensation expense for stock option grants	639	541
Gain on sales of premises and equipment and leased equipment	(1,352)	(1,097)
Amortization of other intangibles	881	240
Provision for loan losses	4,000	1,100
Deferred income tax benefit	(1,896)	(1,347)
Amortization of premiums and discounts on investment securities, net	583	2,327
Accretion of premiums and discounts on loans, net	(1,012)	-
Net loss on sale of investment securities available for sale	40	386
Proceeds from sale of loans held for sale	16,226	2,902
Origination of loans held for sale	(16,010)	(2,961)
Net gains on sale of loans held for sale	(216)	(41)
Increase in cash surrender value of life insurance	(1,281)	(958)
Deferred gain amortization on interest only securities pool termination	-	(431)
(Increase) decrease in other assets	12,048	(25,482)
Increase (decrease) in other liabilities, net	(5,085)	9,547
Net cash provided by operating activities	35,604	11,466

Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	24,176	16,717
Proceeds from maturities and calls of investment securities available for sale	179,937	45,853
Purchase of investment securities available for sale	(39,638)	(50,105)
Net increase in loans	(91,509)	(139,487)
Purchases of premises and equipment and leased equipment	(5,957)	(9,399)
Proceeds from sales of premises and equipment and leased equipment	5,682	2,201
Principal paid on lease investments	(171)	(239)
Net cash provided (used) in investing activities	72,520	(134,459)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(73,483)	196,911
Net decrease in short-term borrowings	(22,849)	(106,889)
Proceeds from long-term borrowings	3,190	52,112
Principal paid on long-term borrowings	(3,317)	(6,114)
Treasury stock transactions, net	(9,789)	(13,182)
Stock options exercised	3,262	313
Excess tax benefits from share-based payment arrangements	224	149
Dividends paid on common stock	(6,619)	(4,247)
Net cash provided (used) by financing activities	(109,381)	119,053

Net decrease in cash and cash equivalents	$ (1,257)	$ (3,940)

Cash and cash equivalents:
Beginning of period	160,050	104,784

End of period	$ 158,793	$ 100,844

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	66,810	37,617
Income tax paid, net	66	4,105

Supplemental Schedule of Noncash Activities:

Loans transferred to other real estate owned	129	-
Loans transferred to repossessed vehicles	70	-
Long-term borrowing reclassified to short-term borrowings	70,936	-

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its two wholly owned national bank subsidiaries, MB Financial Bank, N.A. (“MB Financial Bank”) and Union Bank, N.A. (“Union Bank”). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements filed on Form 10-K/A.

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

Unaudited Pro Forma Condensed Combined Financial Information

The following unaudited pro forma condensed combined financial information presents the results of operations of the Company had the merger been completed as of the beginning of the period indicated (in thousands, except share and per share data).

Three Months Ended March 31,
2006

Net interest income after provision for loan losses	$ 58,572
Noninterest income	23,181
Noninterest expense	50,030
Income before income taxes	31,723
Income taxes	9,841
Net income	$ 21,882

Per common share information
Earnings	$ 0.60
Diluted earnings	$ 0.59

Average common shares issued and outstanding	36,663,090
Average diluted common shares outstanding	37,171,935

NOTE 3.    COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain (loss) on investment securities available for sale arising during the periods, net of tax. The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2007	2006

Net income	$ 18,121	$ 17,139
Unrealized holding gains (losses) on investment securities, net of tax	3,886	(5,641)
Reclassification adjustments for losses included in net income, net of tax	26	248
Other comprehensive income (loss), net of tax	3,912	(5,393)
Comprehensive income	$ 22,033	$ 11,746

NOTE 4.    EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except share and per share data):

	Three Months Ended March 31,
Basic:	2007	2006
Net income	$ 18,121	$ 17,139
Average shares outstanding	36,630,323	28,288,782
Basic earnings per share	$ 0.49	$ 0.61
Diluted:
Net income	$ 18,121	$ 17,139
Average shares outstanding	36,630,323	28,288,782
Net effect of dilutive stock options (1)	550,605	508,845
Total	37,180,928	28,797,627
Diluted earnings per share	$ 0.49	$ 0.60

(1)	Includes the common stock equivalents for stock options and restricted share rights (restricted stock, restricted stock units and director stock units) that are dilutive.

NOTE 5.    GOODWILL AND INTANGIBLES

Goodwill is subject to at least annual assessments for impairment by applying a fair-value based test. An acquired intangible asset must be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. No impairment losses on goodwill or other intangibles were incurred in the three months ended March 31, 2007 or the year ended December 31, 2006.

The following table presents the changes in the carrying amount of goodwill during the three months ended March 31, 2007 and the year ended December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

Balance at beginning of period	$ 379,047	$ 125,010
Goodwill from business combinations	-	254,037
Balance at end of period	$ 379,047	$ 379,047

The Company has other intangible assets consisting of core deposit intangibles that have a remaining weighted average amortization period of approximately 6 years. The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value during the three months ended March 31, 2007 and the year ended December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

Balance at beginning of period	$ 28,856	$ 12,594
Amortization expense	(881)	(1,971)
Other intangibles from business combinations	-	18,233
Balance at end of period	$ 27,975	$ 28,856

Gross carrying amount	$ 47,494	$ 47,494
Accumulated amortization	(19,519)	(18,638)
Net book value	$ 27,975	$ 28,856

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2007	$ 2,623
2008	3,255
2009	3,116
2010	2,927
2011	2,618
Thereafter	13,436
$ 27,975

NOTE 6.    RECENT ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Management did not elect early adoption, and is currently evaluating the provisions of SFAS 159 and its potential effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company on January 1, 2008. Management is currently evaluating the provisions of SFAS 157 and its potential effect on its financial statements in conjunction with SFAS 159.

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

In June 2006, the FASB issued FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. FIN 48 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefit. As of March 31, 2007, the Company had $4 million of unrecognized tax benefits. The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in FIN 48 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense. As of March 31, 2007, the Company had $249 thousand of accrued interest related to tax reserves.

NOTE 7.    STOCK-BASED COMPENSATION

Statement 123R requires that the fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award. The Company adopted Statement 123R in the first quarter of 2006, using “modified retrospective application”, electing to restate all prior periods.

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

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three months ended March 31,
	2007	2006

Total cost of share-based payment plans during the year	$1,123	$831

Amount of related income tax benefit recognized in income	$393	$291

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) which was established in 1997 and was subsequently modified. As of March 31, 2007, the Omnibus Plan authorized 3,750,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries. As of that date, a grant under the Omnibus Plan could be in the form of options intended to be incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock. As described in Note 13, the Omnibus Plan was amended subsequent to March 31, 2007 to, among other things, increase the total number of shares authorized for awards to 6,000,000 and allow for additional types of awards.

Options are typically granted to officers and employees annually in July, with an exercise price equal to no less than the market price of the Company’s shares at the date of grant; those option awards generally vest based on four years of continuous service and have 10-year contractual terms. Options may also be granted at other times throughout the year in connection with the recruitment of new officers and employees. Restricted shares granted to officers and employees typically vest over a two to three year period. Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five-year term granted under the Omnibus Plan, which vest in full on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted stock granted under the Omnibus Plan, which vests one year after the grant date.

During the third quarter of 2006, the Company acquired First Oak Brook Bancshares. As a result of this merger, and reflecting adjustments based on the exchange ratio for the stock portion of the merger consideration paid to FOBB stockholders, approximately 250,000 stock options, 6,314 director stock units and 35,000 restricted stock units were assumed by the Company. These options and units are unrelated to the Omnibus Plan described above.

The following table provides information about options outstanding for the three months ended March 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(in millions)

Options outstanding as of December 31, 2006	2,328,499	$27.88
Granted	6,780	$36.01
Exercised	(42,009)	$22.50
Expired or cancelled	(3,531)	$42.70
Forfeited	(22,261)	$33.76
Options outstanding as of March 31, 2007	2,267,478	$27.93	6.06	$ 18.3

Options exercisable as of March 31, 2007	1,140,353	$20.72	4.24	$ 17.4

There were no grants during the three months ended March 31, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions. Expected volatility is based on historical volatilities of Company shares, and expected future fluctuations. The risk free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options is estimated based on historical employee behavior and represents the period of time that options granted are expected to remain outstanding.

The following assumptions were used for options granted during the three month period ended March 31, 2007:

March 31, 2007
Expected volatility	15.25%
Risk free interest rate	4.54%
Dividend yield	1.90%
Expected life	5 years

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $586 thousand and $444 thousand, respectively.

The following is a summary of changes in nonvested shares of restricted stock and restricted stock units for the three months ended March 31, 2007:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Shares Outstanding at December 31, 2006	116,003	$38.17
Granted	11,553	35.53
Vested	16,522	40.16
Cancelled	1,850	37.86
Shares Outstanding at March 31, 2007	109,184	$37.60

As of March 31, 2007, there was $6.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan. Additionally, as of March 31, 2007, approximately $412 thousand of total unrecognized compensation expense related to nonvested share-based arrangements that were assumed in the acquisition of First Oak Brook Bancshares.

NOTE 8.    SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31,		December 31,
	2007		2006
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

Federal funds purchased	- %	$ -	5.44%	$ 105,300
Assets under agreements to repurchase:
Customer repurchase agreements	3.95	344,691	3.88	370,208
Company repurchase agreements	-	-	5.35	36,937
Federal Home Loan Bank advances	5.18	419,931	5.30	204,026
	4.63%	$ 764,622	4.59%	$ 716,471

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

At March 31, 2007, fixed rate advances had effective interest rates, net of premiums, ranging from 3.21% to 5.50% and are subject to a prepayment fee. At March 31, 2007, the advances had maturities ranging from June 2007 to February 2008. At March 31, 2007, there were no variable rate advances outstanding.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank. As of March 31 2007, and December 31, 2006, the Company had $439.7 million and $357.0 million, respectively, of loans pledged as collateral for Federal Home Loan Bank advances.

The Company has a $30 million correspondent bank line of credit which has certain debt covenants that require the Company to maintain “Well Capitalized” capital ratios, to have no other debt except in the usual course of business, and requires the Company to maintain minimum financial ratios on return on assets and earnings as well as maintain minimum financial ratios related to the loan loss allowance. The Company was in compliance with such debt covenants as of March 31, 2007. The correspondent bank line of credit, which is used for short-term liquidity purposes, is secured by the stock of MB Financial Bank, and its terms are renewed annually. As of March 31, 2007 and December 31, 2006, no balances were outstanding on the correspondent line of credit.

NOTE 9.    LONG TERM BORROWINGS

The Company had Federal Home Loan Bank advances with maturities greater than one year of $118.4 million and $189.7 million at March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, the advances had fixed terms with effective interest rates, net of premiums, ranging from 2.84% to 5.87%.

The Company had notes payable to banks totaling $10.6 million and $10.5 million at March 31, 2007 and December 31, 2006, respectively, which as of March 31, 2007, were accruing interest at rates ranging from 4.75% to 12.00%. Lease investments includes equipment with an amortized cost of $13.9 million and $13.6 million at March 31, 2007 and December 31, 2006, respectively, that is pledged as collateral on these notes.

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

On September 29, 2006, the Company’s Oak Brook Bank subsidiary entered into a seven year subordinated debt facility under which up to $25 million can be borrowed The debt can be prepaid at any time without penalty. During the third quarter of 2006, $10 million was borrowed under the facility. Interest is payable at a rate of 3 month LIBOR + 1.25%. The debt matures on October 1, 2013. In addition, the Company has a $500 thousand seven-year term loan from the same lender. Interest is payable at a rate of 3 month LIBOR + 0.70%. As long as the subordinated debt is outstanding, the Company is required to keep the $500 thousand debt outstanding.

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

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2007	$ 4,317
2008	14,232
2009	2,772
2010	1,764
2011	2,973
Thereafter	161,253
$ 187,311

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2007 (in thousands):

	Coal City Capital Trust I	MB Financial Capital Trust I	MB Financial Capital Trust II	MB Financial Capital Trust III
Junior Subordinated Notes:
Principal balance	$ 25,774	$ 61,669	$ 36,083	$ 10,310
Annual interest rate	3-mo LIBOR + 1.80%	8.60% Fixed	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%
Stated maturity date	September 1, 2028	September 30, 2032	September 15, 2035	September 23, 2036
Call date	September 1, 2008	September 30, 2007	September 15, 2010	September 23, 2011

Trust Preferred Securities:
Face value	$ 25,000	$ 59,800	$ 35,000	$ 10,000
Annual distribution rate	3-mo LIBOR + 1.80%	8.60% Fixed	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%
Issuance date	July 1998	August 2002	August 2005	July 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial Capital Trust IV	FOBB Capital Trust I	FOBB Capital Trust II	FOBB Capital Trust III
Junior Subordinated Notes:
Principal balance	$ 20,619	$ 6,186	$ 12,372	$ 5,155
Annual interest rate	3-mo LIBOR + 1.52%	10.60% Fixed	3-mo LIBOR + 3.45%	3-mo LIBOR + 2.80%
Stated maturity date	September 15, 2036	September 7, 2030	June 26, 2032	January 23, 2034
Call date	September 15, 2011	September 7, 2010 (3)	June 26, 2007	January 23, 2009

Trust Preferred Securities:
Face value (2)	$ 20,000	$ 6,000	$ 12,000	$ 5,000
Annual distribution rate	3-mo LIBOR + 1.52%	10.60% Fixed	3-mo LIBOR + 3.45%	3-mo LIBOR + 2.80%
Issuance date	August 2006	September 2000	June 2002	December 2003
Distribution dates (1)	Quarterly	Semi-annual	Quarterly	Quarterly

(1)	All distributions are cumulative and paid in cash.
(2)	Face amount does not include purchase accounting adjustments totaling $928 thousand associated with FOBB Capital Trust I, II and III.
(3)	Callable semi-annually at a premium through 2020.

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability. The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation. As of March 31, 2007, 100% of the trust preferred securities qualified as Tier I capital. Under the final rule adopted in March 2005, that will take effect March 31, 2009, 89% of the trust preferred securities outstanding, as of March 31, 2007, will qualify as Tier I capital.

NOTE 11.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swaps to hedge its interest rate risk. The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $16.3 million and $183.4 million, respectively, at March 31, 2007. For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense. When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts. The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income. The net amount receivable (payable) for the three months ended March 31, 2007 and 2006 was approximately $1.8 million and $1.3 million, respectively. The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount. At March 31, 2007, the Company's credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31, 2007					December 31, 2006
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value

Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$ 16,305	$ 518	6.0	7.45%	6.10%	$ 17,001	$ 591
Pay variable/receive fixed swaps (2)	183,430	(3,836)	5.8	4.71%	5.28%	204,275	(4,812)

Non-hedging derivative instruments (3):
Pay fixed/receive variable swaps	72,794	(51)	6.0	7.24%	6.65%	57,998	368
Pay variable/receive fixed swaps	79,364	(120)	6.1	6.51%	7.08%	63,722	(545)
Total portfolio swaps	$ 351,893	$ (3,489)	5.9	5.77%	6.01%	$ 342,996	$ (4,398)
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

At March 31, 2007 and December 31, 2006, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contract Amount
	March 31, 2007	December 31, 2006
Commitments to extend credit:
Home equity lines	$ 525,060	$ 559,351
Other commitments	1,355,011	1,289,904

Letters of credit:
Standby	125,544	130,196
Commercial	50,816	51,203

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years. These letters of credit may also be extended or amended from time to time depending on the bank customer's needs. As of March 31, 2007, the maximum remaining term for any standby letter of credit was December 31, 2011. A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At March 31, 2007, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $5.0 million to $176.4 million from $181.4 million at December 31, 2006. Of the $176.4 million in commitments outstanding at March 31, 2007, approximately $11.8 million of the letters of credit have been issued or renewed since December 31, 2006. The Company had $1.5 million of deferred fees recorded as of March 31, 2007 relating to these commitments.

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

As of March 31, 2007, we had approximately $3.3 million in capital expenditure commitments outstanding which relate to various projects to build new branches (Lombard, Oak Park and Highland Park) or renovate existing branches. We expect to pay the outstanding commitments as of March 31, 2007 through the normal cash flows of our business operations.

NOTE 13. SUBSEQUENT EVENTS

On April 25, 2007, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan which, among other things, increased the total number of shares available for awards under the plan to 6,000,000 from 3,750,000 and added restricted stock units, performance shares, performance units, other stock-based awards and cash awards as available award types. The Company’s Board of Directors previously approved the amended and restated plan subject to stockholder approval.  A description of the amended and restated plan is contained in the Company’s proxy statement for the meeting under the heading “Proposal II. Approval of the Company’s Amended and Restated Omnibus Incentive Plan,” filed with the Securities and Exchange Commission on March 23, 2007.

On April 25, 2007, the Company’s Board of Directors approved an amendment to Section A of Article 5 of the Company’s charter, which increased the number of shares of common stock the Company is authorized to issue from 40,000,000 to 43,000,000.  The amendment became effective on April 27, 2007 upon the filing of articles of amendment with the Maryland Department of Assessments and Taxation.

On April 30, 2007, the Company notified regulators that it intends to call $12.4 million of junior subordinated notes issued to FOBB Capital Trust II on the first call date of June 26, 2007.

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

Overview

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities less provision for loan losses. Additionally, our net income is affected by other income and other expenses. The provision for loan losses reflects the amount that we believe is adequate to cover potential credit losses in the loan portfolio. Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, brokerage fees, trust and asset management fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net gains on sale of other assets, merchant card processing fees and other operating income. Non-interest expenses or other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, merchant card processing expense and other operating expenses.

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

Our net income was $18.1 million for the first quarter of 2007, compared to $17.1 million for the first quarter of 2006. Our 2007 first quarter results generated an annualized return on average assets of 0.93% and an annualized return on average equity of 8.63%, compared to 1.21% and 13.61%, respectively, for the same period in 2006. Fully diluted earnings per share for the first quarter of 2007 were $0.49 per share as compared to $0.60 per share in the 2006 first quarter.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases. Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a quarterly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected. At March 31, 2007, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $31.3 million. See Note 1 and Note 6 of the notes to our December 31, 2006 audited consolidated financial statements for additional information.

Income Tax Accounting. We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109"). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

Results of Operations

First Quarter Results

Net income was $18.1 million for the first quarter of 2007, compared to $17.1 million for the first quarter of 2006. The results for the first quarter of 2007 generated an annualized return on average assets of 0.93% and an annualized return on average equity of 8.63%, compared to 1.21% and 13.61%, respectively, for the same period in 2006.

Net interest income was $55.3 million for the three months ended March 31, 2007, an increase of $9.7 million, or 21.4% from $45.5 million for the comparable period in 2006. The growth in net interest income reflects a $1.7 billion, or 32.9% increase in average interest earning assets, and a $1.5 billion, or 33.5%, increase in average interest bearing liabilities. This was partially offset by approximately 30 basis points of margin compression. The increase in average interest earning assets and the increase in average interest bearing liabilities was due to the acquisition of FOBB and organic growth. The net interest margin, expressed on a fully tax equivalent basis, was 3.35% for the first quarter of 2007 and 3.65% for the first quarter of 2006. The decline in the net interest margin was primarily due to the merger with FOBB, the inverted yield curve, continued tight credit spreads on loans, and fierce competition for deposits.

Provision for loan losses was at $4.0 million in the first quarter of 2007 as compared to $1.1 million in first quarter of 2006. Net charge-offs were $4.0 million in the quarter ended March 31, 2007 compared to $1.0 million in the quarter ended March 31, 2006. See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income increased $6.1 million, or 35.4% to $23.3 million for the quarter ended March 31, 2007 from $17.2 million for the first quarter of 2006. Merchant card processing income increased by $3.2 million due to the acquisition of FOBB and an increase in transactions processed during the quarter ended March 31, 2007 compared to the same period in 2006. Trust and asset management fees increased $1.8 million primarily due to a $909 thousand gain realized on the sale of our land trust operations in the first quarter of 2007 and the acquisition of FOBB. Net lease financing increased $752 thousand primarily due to higher residual realizations during the first quarter of 2007 compared to the first quarter of 2006. Deposit service fees increased $582 thousand, primarily due to the acquisition of FOBB. These increases were partially offset by a decrease in net gain on sale of assets of $1.1 million primarily due to the sale of excess real estate in the first quarter of 2006, and a decrease in loan servicing fees of $205 thousand primarily due to a deferred gain being fully amortized in the second quarter of 2006. The amortization was $144 thousand per month.

Other expense increased by $12.1 million, or 32.8% to $48.9 million for the quarter ended March 31, 2007 from $36.9 million for the quarter ended March 31, 2006. Salaries and employee benefits expense increased $5.9 million primarily due to the acquisition of FOBB. Merchant card processing expense increased by $2.6 million due to the acquisition of FOBB and an increase in transactions processed during the quarter ended March 31, 2007 compared to the same period in 2006. Occupancy and equipment expense increased by $1.5 million, primarily due to the acquisition of FOBB and organic growth. Other operating expenses and other intangible amortization expense increased $690 thousand and $641 thousand, respectively. These increases were primarily due to the acquisition of FOBB.

Income tax expense for the three months ended March 31, 2007 decreased $142 thousand to $7.5 million compared to $7.7 million for the same period in 2006. The effective tax rate was 29.4% and 30.9% for the quarter ended March 31, 2007 and 2006, respectively. The decrease in the effective tax rate was primarily due to a larger percentage of income before taxes being comprised of tax exempt income during the first quarter of 2007 compared to the first quarter of 2006.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$ 5,254,537	$ 98,747	7.62%	$ 3,795,671	$ 68,681	7.34%
Loans exempt from federal income taxes (3)	15,168	336	8.86	2,881	46	6.39
Taxable investment securities	1,250,647	15,301	4.89	1,107,836	12,284	4.44
Investment securities exempt from federal income taxes (3)	376,763	5,319	5.65	292,631	4,091	5.59
Federal funds sold	19,884	259	5.21	1,971	22	4.46
Other interest bearing deposits	11,464	107	3.79	13,262	121	3.70
Total interest earning assets	6,928,463	120,069	7.03	5,214,252	85,245	6.63
Non-interest earning assets	951,298			550,260
Total assets	$ 7,879,761			$ 5,764,512

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 1,155,670	$ 8,169	2.87%	$ 711,464	$ 3,125	1.78%
Savings deposits	470,822	888	0.76	470,984	868	0.75
Time deposits	3,245,139	38,856	4.86	2,384,224	23,288	3.96
Short-term borrowings	766,495	8,827	4.67	741,923	7,701	4.21
Long-term borrowings and junior subordinated notes	407,246	6,073	5.96	218,317	3,273	6.00
Total interest bearing liabilities	6,045,372	62,813	4.21	4,526,912	38,255	3.43
Non-interest bearing deposits	909,451			664,311
Other non-interest bearing liabilities	73,153			62,391
Stockholders’ equity	851,785			510,898
Total liabilities and stockholders’ equity	$ 7,879,761			$ 5,764,512
Net interest income/interest rate spread (4)		$ 57,256	2.82%		$ 46,990	3.20%
Taxable equivalent adjustment		1,979			1,448
Net interest income, as reported		$ 55,277			$ 45,542
Net interest margin (5)			3.24%			3.54%
Tax equivalent effect			0.11%			0.11%
Net interest margin on a fully tax equivalent basis (5)			3.35%			3.65%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $1.7 million for both the three months ended March 31, 2007 and 2006.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $10.3 million, or 21.8% to $57.3 million for the three months ended March 31, 2007 from $47.0 million for the three months ended March 31, 2006. Tax-equivalent interest income increased by $34.8 million, due to a $1.7 billion, or 32.9% increase in average interest earning assets and an increase in overall short-term interest rates. The yield on average interest earning assets increased 40 basis points to 7.03%. The increase in average interest earning assets was primarily due to the acquisition of FOBB and organic growth. Interest expense increased by $24.6 million due to a $1.5 billion, or 33.5%, increase in average interest bearing liabilities. The increase in average interest bearing liabilities was primarily due to the acquisition of FOBB. The Company issued $30 million in trust preferred securities to fund part of the cash portion of the FOBB merger consideration and also issued $10 million in subordinated debt in the third quarter of 2006. The Company also assumed $23 million of trust preferred securities originally issued by FOBB. The rate on average interest bearing liabilities increased 78 basis points to 4.21% due to the increase in overall short-term interest rates and the acquisition of FOBB.

The net interest margin expressed on a fully tax equivalent basis for the first quarter of 2007 decreased by 30 basis points from 3.65% in the first quarter of 2006 due to the acquisition of FOBB, the inverted yield curve, continued tight credit spreads on loans and fierce competition for deposits.

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

	Three Months Ended March 31, 2007
	Compared to March 31, 2006
	Change	Change
	Due to	Due to	Total
	Volume	Rate	Change

Interest Earning Assets:
Loans	$ 27,300	2,766	$ 30,066
Loans exempt from federal income taxes (1)	266	24	290
Taxable investment securities	1,674	1,343	3,017
Investment securities exempt from federal income taxes (1)	1,188	40	1,228
Federal funds sold	232	5	237
Other interest bearing deposits	(17)	3	(14)
Total increase in interest income	30,643	4,181	34,824

Interest Bearing Liabilities:
NOW and money market deposit accounts	2,553	2,491	5,044
Savings deposits	-	20	20
Time deposits	9,577	5,991	15,568
Short-term borrowings	262	864	1,126
Long-term borrowings and junior subordinated notes	2,817	(17)	2,800
Total increase (decrease) in interest expense	15,209	$ 9,349	24,558
Increase (decrease) in net interest income	$ 15,434	$ (5,168)	$ 10,266

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets decreased $90.5 million or 1.1% from $8.0 billion at December 31, 2006 to $7.9 billion at March 31, 2007. Net loans increased by $88.5 million, or 6.9% on an annualized basis, to $5.3 billion at March 31, 2007 from $5.2 billion at December 31, 2006. In aggregate, commercial related credits grew by $96.2 million, or 9.5% on a combined annualized basis. See “Loan Portfolio” section below for further analysis. Investment securities available for sale decreased by $159.1 million, or 9.3%, to $1.6 billion at March 31, 2007 from $1.7 billion at December 31, 2006.

Total liabilities decreased by $100.3 million, or 1.4% to $7.0 billion at March 31, 2007 from $7.1 billion at December 31, 2006. Total deposits decreased by $73.5 million or 1.2% to $5.8 billion at March 31, 2007 from $5.9 billion at December 31, 2006, primarily due to a decline in brokerage deposit accounts of $143.9 million, partially offset by an increase in public funds deposits of $46.1 million. Long-term borrowings decreased $71.1 million. This decrease was primarily due to a $71.3 million decrease in Federal Home Loan Bank advances as a result of long-term advances being reclassified to short-term advances during the first quarter of 2007. Short-term borrowings increased by $48.2 million due to an increase in Federal Home Loan Bank advances of $215.9 million partially offset by decreases in Federal funds purchased and company repurchase agreements of $105.3 million and $36.9 million, respectively.

The Company has $61.7 million of junior subordinated notes issued to capital trusts with a fixed coupon rate of 8.6% outstanding that become callable in September 2007. Given the current interest rates available on this type of debt, the Company anticipates calling these notes. Based on the number of fully diluted shares outstanding as of March 31, 2007, if the Company were to call these notes in the third quarter of 2007, the Company estimates that it would incur approximately $0.03 to $0.04 per diluted share of additional interest expense due to be recognized in the third quarter of 2007. The additional interest expense is due to unamortized issuance costs.

Total stockholders’ equity increased $9.8 million, or 1.2% to $856.7 million at March 31, 2007 compared to $847.0 million at December 31, 2006. The increase was primarily due to an $11.5 million increase in retained earnings and a $3.9 million increase in accumulated other comprehensive income. The increase in retained earnings was due to net income of $18.1 million partially offset by $6.6 million, or $0.18 per share, in cash dividends. The increase in accumulated other comprehensive income was due to a change in unrealized loss on investment securities available for sale. Treasury stock increased by a $5.3 million resulting from the repurchase of outstanding shares, partially offset by shares reissued due to the exercise of stock options during the first quarter of 2007.

At March 31, 2007, the Company’s total risk-based capital ratio was 11.89%; Tier 1 capital to risk-weighted assets ratio was 10.58% and Tier 1 capital to average asset ratio was 8.50%. MB Financial Bank, N.A. and Union Bank, N.A. were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at March 31, 2007.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	March 31,		December 31,		March 31,
	2007		2006		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial related credits:
Commercial loans	$ 1,169,840	22%	$ 1,082,032	20%	$ 887,305	23%
Commercial loans collateralized by assignment of lease payments	463,224	9%	456,079	9%	333,931	9%
Commercial real estate	1,699,705	32%	1,690,148	32%	1,420,837	37%
Construction real estate	859,815	16%	868,105	17%	603,178	15%
Total commercial related credits	$ 4,192,584	79%	4,096,364	78%	3,245,251	84%
Other loans:
Residential real estate	594,575	11%	606,992	12%	384,593	10%
Indirect vehicle	120,342	2%	110,574	2%	-	- %
Home equity	368,947	7%	386,762	7%	227,286	5%
Consumer loans	68,108	1%	55,389	1%	27,545	1%
Gross loans (1)	5,344,556	100%	5,256,081	100%	3,884,675	100%
Allowance for loan losses	(61,571)		(61,617)		(45,086)
Net loans	$ 5,282,985		$ 5,194,464		$ 3,839,589

(1)	Gross loan balances at March 31, 2007, December 31, 2006, and March 31, 2006 are net of unearned income, including net deferred loan fees of $3.0 million, $3.3 million, and $3.3 million, respectively.

Commercial related credits increased by $96.2 million, or 9.5% on an annualized basis, to $4.2 billion at March 31, 2007 from $4.1 billion at December 31, 2006. The increase in commercial related credits from December 31, 2006 to March 31, 2007 was primarily due to growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development. Loan balances in all categories increased from March 31, 2006 to March 31, 2007 due to the acquisition of FOBB and organic growth.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollar amounts in thousands):

	March 31, 2007	December 31, 2006	March 31, 2006
Non-performing loans:
Non-accrual loans (1)	$ 25,283	$ 23,521	$ 20,694
Loans 90 days or more past due, still accruing interest	-	304	1
Total non-performing loans	25,283	23,825	20,695
Other real estate owned	319	2,844	98
Repossessed vehicles	61	192	-
Total non-performing assets	$ 25,663	$ 26,861	$ 20,793
Total non-performing loans to total loans	0.47%	0.45%	0.53%
Allowance for loan losses to non-performing loans	243.53%	258.62%	217.86%
Total non-performing assets to total assets	0.33%	0.34%	0.36%

(1)	There were no restructured loans at March 31, 2007, December 31, 2006 and March 31, 2006.

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

We maintain our allowance for loan losses at a level that management believes is adequate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans, underlying collateral and prior loss experience. We use a risk rating system to evaluate the adequacy of the allowance for loan losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine, by, depending on the size of the loan, the originating loan officer, Senior Credit Management, loan review or applicable loan committee, with one being the best case and nine being a loss or the worst case. Estimated loan default factors are multiplied against loan balances in each risk-rating category and then multiplied by an historical loss given default rate by loan type to determine an appropriate level for the allowance for loan losses. A specific reserve may be determined on a loan by loan basis. Loans with risk ratings between six and eight are monitored more closely by the officers and Senior Credit Management, and may result in specific reserves. Control of our loan quality is continually monitored by management and is reviewed by our bank subsidiaries’ boards of directors at their regularly scheduled meetings. We consistently apply our methodology for determining the adequacy of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the current loan portfolio.

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended
	March 31,
	2007	2006

Balance at beginning of period	$ 61,617	$ 44,979
Additions from acquisition	-	-
Provision for loan losses	4,000	1,100
Charge-offs	(4,359)	(1,425)
Recoveries	313	432
Balance at March 31,	$ 61,571	$ 45,086
Total loans at March 31,	$ 5,344,556	$ 3,884,675
Total average loans at March 31,	$ 5,269,705	$ 3,798,552
Ratio of allowance for loan losses to total loans	1.15%	1.16%
Net loan charge-offs to average loans (annualized)	0.31%	0.11%

Net charge-offs increased $3.1 million to $4.0 million in the quarter ended March 31, 2007 as compared to $993 thousand in the quarter ended March 31, 2006. A substantial portion of the Company’s $4.4 million charge-off activity in the first quarter of 2007 was due to the charge-off of one commercial loan.

Provision for loan losses increased by $2.9 million to $4.0 million in the three months ended March 31, 2007 from $1.1 million in the same period of 2006 based on the results of our quarterly analyses of the loan portfolio.

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

We define potential problem loans as loans rated substandard or doubtful which are included on the watch list presented to our bank subsidiaries’ boards of directors that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans), but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. Our decision to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that we recognize potential problem loans carry a higher probability of default. The aggregate principal amounts of potential problem loans as of March 31, 2007, December 31, 2006 and March 31, 2006 were approximately $37.2 million, $28.0 million and $27.5 million, respectively. The increase in potential problem loans from December 31, 2006 to March 31, 2007, was primarily due to the addition of one commercial real estate loan during the first quarter of 2007.

Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, including computer systems and satellite equipment, material handling and general manufacturing equipment. The credit quality of the lessee is often an investment grade public debt rating by Moody’s or Standard & Poors, or the equivalent as determined by us, and at times below investment grade.

Lease investments by categories follow (in thousands):

	March 31,	December 31,	March 31,
	2007	2006	2006

Direct finance leases:
Minimum lease payments	$ 40,935	$ 45,438	$ 40,901
Estimated unguaranteed residual values	5,626	5,963	5,106
Less: unearned income	(4,378)	(4,832)	(3,633)
Direct finance leases (1)	$ 42,183	$ 46,569	$ 42,374

Leveraged leases:
Minimum lease payments	$ 30,385	$ 28,005	$ 32,014
Estimated unguaranteed residual values	3,857	3,664	3,858
Less: unearned income	(2,778)	(2,237)	(2,286)
Less: related non-recourse debt	(28,095)	(26,104)	(29,886)
Leveraged leases (1)	$ 3,369	$ 3,328	$ 3,700

Operating leases:
Equipment, at cost	$ 129,986	$ 142,828	$ 132,288
Less accumulated depreciation	(58,678)	(62,570)	(67,136)
Lease investments, net	$ 71,308	$ 80,258	$ 65,152

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment. The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $10.6 million at March 31, 2007, $10.5 million at December 31, 2006 and $10.6 million at March 31, 2006.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known. Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit. Individual lease transactions can, however, result in a loss. This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment. To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate. Often times, there are several individual lease schedules under one master lease. There were 1,638 leases at March 31, 2007 compared to 1,670 leases at December 31, 2006 and 1,498 leases at March 31, 2006. The average residual value per lease schedule was approximately $19 thousand at March 31, 2007, and $20 thousand at December 31, 2006 and March 31, 2006. The average residual value per master lease schedule was approximately $169 thousand at March 31, 2007, $190 thousand at December 31, 2006, and $178 thousand at March 31, 2006.

At March 31, 2007, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term December 31,	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
2007	$ 1,825	$ 434	$ 4,500	$ 6,759
2008	1,459	1,269	3,749	6,477
2009	1,377	943	5,245	7,565
2010	411	908	2,314	3,633
2011	310	303	5,790	6,403
2012	244	-	236	480
	$ 5 ,626	$ 3,857	$ 21,834	$ 31,317

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At March 31, 2007		At December 31, 2006		At March 31, 2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$ 7,302	$ 7,280	$ 11,287	$ 11,248	$ 13,529	$ 13,435
Government sponsored agencies	566,002	566,907	694,327	692,424	345,012	339,884
States and political subdivisions	382,851	384,156	386,066	386,937	308,542	307,061
Mortgage-backed securities	501,367	493,697	533,268	522,693	614,963	599,728
Corporate bonds	42,096	41,955	39,305	39,326	58,869	58,029
Equity securities	59,756	59,703	60,221	60,150	64,285	64,233
Debt securities issued by foreign governments	547	547	547	547	-	-
Total	$ 1,559,921	$ 1,554,245	$ 1,725,021	$ 1,713,325	$ 1,405,200	$ 1,382,370

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income for the quarter, adjusted for items in net income that did not impact cash. Net cash provided by operating activities increased by $24.1 million to $35.6 million for the quarter ended March 31, 2007, from $11.5 million for the quarter ended March 31, 2006. The increase was primarily due to a $12.0 million net decrease in other assets for the quarter ended March 31, 2007, compared to a $25.5 million net increase in other assets for the quarter ended March 31, 2006. This was partially offset by a $7.0 million net decrease in other liabilities for the quarter ended March 31, 2007, compared to a $9.5 million net increase in other liabilities for the quarter ended March 31, 2006. The net increase in other assets for the quarter ended March 31, 2006, was primarily due to the increase in accounts receivable for cash owed to the Company from outside parties for investment security sales. The net increase in other liabilities for the quarter ended March 31, 2006 was primarily due to the increase in accounts payable for cash owed to outside parties for investment security purchases.

Cash used in investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions. For the three months ended March 31, 2007, the Company had net cash flows provided by investing activities of $72.5 million, compared to net cash flows used in investing activities of $134.5 million for the three months ended March 31, 2006. The change in cash flows from investing activities was primarily due to an increase in proceeds from maturities and calls of investment securities available for sale and a lower net increase in loans for the three months ended March 31, 2007, compared to the three months ended March 31, 2006.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. For the three months ended March 31, 2007, the Company had net cash flows used in financing activities of $109.4 million, compared to net cash provided by financing activities of $119.1 million for the three months ended March 31, 2006. The change in cash flows from financing activities was primarily due to a net decrease in deposits for the three months ended March 31, 2007, compared a net increase in deposits for the three months ended March 31, 2006. The net increase in deposits for the three months ended March 31, 2006, was primarily due to an increase in brokered deposits. The net decrease in deposits for the three months ended March 31, 2007, was primarily due to a decline in brokered deposits, partially offset by an increase in public funds deposits.

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

In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases. While, at March 31, 2007, there were no firm lending commitments in place, management believes that our banks could borrow approximately $415.7 million for a short time from these banks on a collective basis. Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and Union Bank is a member of the Federal Home Loan Bank of Topeka, Kansas and both banks have the ability to borrow from their respective Federal Home Loan Banks. We also have a $30 million correspondent bank line of credit at the holding company level. See Note 8 to the Consolidated Financial Statements. As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.

The following table summarizes our significant contractual obligations and other potential funding needs at March 31, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Time deposits	$3,209,473	$2,778,441	$260,816	$46,041	$124,175
Long-term borrowings	187,311	5,731	16,900	4,009	160,671
Junior subordinated notes issued to capital trusts	179,096	-	-	-	179,096
Operating leases	24,312	3,187	4,126	2,230	14,769
Capital expenditures	3,300	3,300	-	-	-
Total	$3,603,492	$2,790,659	$281,842	$52,280	$478,711
Commitments to extend credit and letters of credit	$2,056,431

Brokered time deposits maturing in 5 years or more are callable at the Company’s discretion semiannually.

At March 31, 2007, the Company’s total risk-based capital ratio was 11.89%; Tier 1 capital to risk-weighted assets ratio was 10.58% and Tier 1 capital to average asset ratio was 8.50%. MB Financial Bank, N.A. and Union Bank, N.A. were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at March 31, 2007.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2007 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability. The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2007 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans. Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions. While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 8% and 7%, respectively, in the first three months, 13%, 23%, and 22%, respectively, in the next nine months, 47%, 51% and 50%, respectively, from one year to five years, and 36%, 18%, and 21%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$ 10,366	$ 266	$ 1,155	$ -	$ 11,787
Federal funds sold	45,010	-	-	-	45,010
Investment securities available for sale	160,455	180,042	632,618	581,130	1,554,245
Loans held for sale	-	-	-	-	-
Loans	3,153,769	746,565	1,371,214	73,008	$ 5,344,556
Total interest earning assets	$ 3,369,600	$ 926,873	$ 2,004,987	$ 654,138	$ 6,955,598
Interest Bearing Liabilities:
NOW and money market deposit
accounts	$ 79,418	$ 238,740	$ 607,309	$ 324,638	$ 1,250,105
Savings deposits	33,932	101,297	229,116	95,080	459,425
Time deposits	1,442,153	1,495,159	269,547	2,614	3,209,473
Short-term borrowings	440,842	323,780	-	-	764,622
Long-term borrowings	59,832	4,169	21,008	102,302	187,311
Junior subordinated notes issued
to capital trusts	110,387	-	-	68,709	179,096
Total interest bearing liabilities	$ 2,166,564	$ 2,163,145	$ 1,126,980	$ 593,343	$ 6,050,032
Cumulative Rate sensitive assets (RSA)	$ 3,369,600	$ 4,296,473	$ 6,301,460	$ 6,955,598	$ 6,955,598
Cumulative Rate sensitive liabilities (RSL)	2,166,564	4,329,709	5,456,689	6,050,032	6,050,032
Cumulative GAP	1,203,036	(33,236)	844,771	905,566	905,566
(GAP=RSA-RSL)
RSA/Total assets	42.72%	54.47%	79.89%	88.18%	88.18%
RSL/Total assets	27.47%	54.89%	69.18%	76.70%	76.70%
GAP/Total assets	15.25%	(0.42)%	10.71%	11.48%	11.48%
GAP/RSA	35.70%	(0.77)%	13.41%	13.02%	13.02%

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

Based on simulation modeling which assumes immediate changes in interest rates at March 31, 2007 and December 31, 2006, we believe that our net interest income would change over a one-year period due to changes in interest rates as follows (dollars in thousands):

Immediate	Change in Net Interest Income Over One Year Horizon
Changes in	At March 31, 2007		At December 31, 2006
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$7,519	3.18%	$2,507	1.06%
+ 1.00	4,402	1.86	1,932	0.82
(1.00)	(5,346)	(2.26)	(3,139)	(1.32)
(2.00)	(12,510)	(5.29)	(9,713)	(4.10)

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

Gradual	Change in Net Interest Income Over One Year Horizon
Changes in	At March 31, 2007		At December 31, 2006
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$4,662	1.97%	$1,693	0.71%
+ 1.00	2,664	1.13	1,322	0.56
(1.00)	(2,195)	(0.93)	(2,170)	(0.92)
(2.00)	(4,703)	(1.99)	(3,735)	(1.58)

In both the immediate and gradual interest rate sensitivity tables above, changes in net interest income between March 31, 2007 and December 31, 2006 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

Management also reviews our interest rate sensitivity under certain scenarios in which the general shape of the yield curve changes. One such scenario is a gradual reversion to a normal yield curve, based on the mean value for the appropriate periods on the yield curve. Gradual reversion to a normal yield curve assumes a gradual decrease in short-term interest rates for 3 month rates and 1 year rates of 5.35% to 4.04% and 5.22% to 4.20%, respectively, and a gradual rise in long-term interest rates for 10 year rates and 30 year rates of 5.18% to 5.60 % and 5.39% to 5.95%, respectively. Under this scenario, our net interest income is projected to increase by $6.7 million or 2.81% over a one year period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2007 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended March 31, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table sets forth information for the three months ended March 31, 2007 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2007 - January 31, 2007	-	-	-	1,000,000
February 1, 2007 - February 28, 2007	132,100	$ 37.13	132,100	867,900
March 1, 2007 - March 31, 2007	100,000	35.95	100,000	767,900
Total	232,100	$ 36.62	232,100

(1)
On January 24, 2007, the Company announced a stock repurchase program to buy up to 1,000,000 shares of its outstanding shares in the open market or in privately negotiated transactions over a twelve-month period.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.

Date: May 9, 2007                                     By: /s/ Mitchell Feiger
Mitchell Feiger
                                                      President and Chief Executive Officer
                                                      (Principal Executive Officer)

Date: May 9, 2007                                     By: /s/ Jill E. York
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

3.1	Charter of the Registrant, as amended *
3.2
Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006 filed on March 2, 2007 (File No. 0-24566-01))

4.1
The Registrant hereby agrees to furnish to the Commission, upon request, the instruments defining the rights of the holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

4.2	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. One to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))
10.1	Reserved
10.2
Employment Agreement between the Registrant and Mitchell Feiger (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year-end December 31, 2002 (File No. 0-24566-01))

10.2A
Amendment No. One to Employment Agreement between the Registrant and Mitchell Feiger (incorporated herein by reference to Exhibit 10.2A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.3
Form of Employment Agreement between the Registrant and Burton Field (incorporated herein by reference to Exhibit 10.5 to Old MB Financial’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-24566))

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
Amendment No. Three to Employment Agreement between MB Financial Bank, N.A. and Burton Field (incorporated herein by reference to Exhibit 10.3C to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.4
Form of Change of Control Severance Agreement between MB Financial Bank, National Association and each of Thomas Panos, Jill E. York, Thomas P. Fitzgibbon, Jr., and others (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.5	Reserved.
10.6	Coal City Corporation 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))
10.6A
Amendment to Coal City Corporation 1995 Stock Option Plan ((incorporated herein by reference to Exhibit 10.6A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.7
MB Financial, Inc. Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”) (incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement filed on March 23, 2007 (File No. 0-24566-01))

10.8
Amended and Restated MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-24566-01))

10.9
Amended and Restated MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-24566-01))

10.10
Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to Old MB Financial’s (then known as Avondale Financial Corp.) Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24566))

10.11
Non-Competition Agreement between the Registrant and E.M. Bakwin (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

EXHIBIT INDEX
Exhibit Number	Description
10.12
Non-Competition Agreement between the Registrant and Kenneth A. Skopec (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.13
Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

10.13A
Amendment to Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo ((incorporated herein by reference to Exhibit 10.13A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.14
First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit B to the definitive proxy statement filed by First SecurityFed Financial, Inc. on March 24, 1998 (File No. 0-23063))

10.14A
Amendment to First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan ((incorporated herein by reference to Exhibit 10.14A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.15
Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Burton J. Field, Ronald D. Santo, Thomas D. Panos, Jill E. York, Thomas P. FitzGibbon, Jr., and Jeffrey L. Husserl (incorporated herein by reference to Exhibits 10.1 - 10.7 to the Registrant’s Current Report on Form 8-K filed on November 5, 2004 (File No. 0-24566-01))

10.16
Form of Incentive Stock Option Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

10.17
Form of Non-Qualified Stock Option Agreement for Directors under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

10.18
Form of Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

10.19
Form of Restricted Stock Agreement for Directors under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on March 2, 2005 (File No. 0-24566-01))

10.20
First Oak Brook Bancshares, Inc. Incentive Compensation Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook Bancshares, Inc. (“First Oak Brook”) on March 30, 2004 (File No. 0-14468))

10.20A
Amendment to First Oak Brook Bancshares, Inc. Incentive Compensation Plan ((incorporated herein by reference to Exhibit 10.20A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

EXHIBIT INDEX
Exhibit Number	Description
10.21
First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook on April 2, 2001 (File No. 0-14468))

10.21A
Amendment to First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan ((incorporated herein by reference to Exhibit 10.21A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.22
First Oak Brook Bancshares, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by First Oak Brook on October 25, 1999 (File No. 333-89647))

10.22A	Amendment to First Oak Brook Bancshares, Inc. Directors Stock Plan*
10.23
Employment Agreement between the Registrant and Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-24566-01))

10.24
Tax Gross Up Agreement between the Registrant and Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-24566-01))

10.25
Form of Supplemental Pension Benefit Agreement for Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.13 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14468))

10.26
Form of Agreement Regarding Post-Employment Restrictive Covenants between the Registrant (as successor to First Oak Brook) and Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.13 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14468))

10.27
First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-14468))

10.27A	Amendment to First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan*
10.28
Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Susan G. Peterson (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-24566-01))

10.29
Form of Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.10 to First Oak Brook's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-14468))

EXHIBIT INDEX
Exhbit Number	Description
10.29A
First Amendment to Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman ((incorporated herein by reference to Exhibit 10.28A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed March 2, 2007 (File No. 0-24566-01))

10.29B
Second Amendment to Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman ((incorporated herein by reference to Exhibit 10.28B to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed March 2, 2007 (File No. 0-24566-01))

31.1	Rule 13a - 14(a)/15d - 14(a) Certification (Chief Executive Officer)*
31.2	Rule 13a - 14(a)/15d - 14(a) Certification (Chief Financial Officer)*
32	Section 1350 Certifications*
* Filed herewith.