Form 10-Q/A
period 2007-03-31
MB FINANCIAL INC     /MD
filed 2007-05-15
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. One)

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

EXPLANATORY NOTE

The sole purpose of this amendment (Amendment No. 1) on Form 10-Q/A to the Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 9, 2007, for the quarterly period ended March 31, 2007, of MB Financial, Inc. is to include Exhibit 31.1, Exhibit 31.2, and Exhibit 32, Rule 13a-14(a)/15d-14a Certification (Chief Executive Officer), Rule 13a-14(a)/15d-14a Certification (Chief Financial Officer), and Section 1350 Certifications, respectively, which were inadvertently omitted from the original 10-Q filing.

This Form 10-Q/A sets forth the originally filed Form 10-Q in its entirety. However, the only change to the original Form 10-Q being made by this Form 10-Q/A is the inclusion of the exhibits described above. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update any other disclosures. Information not affected by the amendment is unchanged and reflects the disclosures made at the time of the filing of the original Form 10-Q.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q/A

March 31, 2007

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2007 (Unaudited) and December 31, 2006	5

	Consolidated Statements of Income for the Three Months ended March 31, 2007 and 2006 (Unaudited)	6

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2007 and 2006 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8 - 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 - 31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32 - 35

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	36

	Signatures	37

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

Total stockholders’ equity increased $9.8 million, or 1.2% to $856.7 million at March 31, 2007 compared to $847.0 million at December 31, 2006. The increase was primarily due to an $11.5 million increase in retained earnings and a $3.9 million increase in accumulated other comprehensive income. The increase in retained earnings was due to net income of $18.1 million partially offset by $6.6 million, or $0.18 per share, in cash dividends. The increase in accumulated other comprehensive income was due to a change in unrealized loss on investment securities available for sale. Treasury stock increased by  $5.3 million resulting from the repurchase of outstanding shares, partially offset by shares reissued due to the exercise of stock options during the first quarter of 2007.

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q/A and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," "will," "should," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to MB Financial, Inc.’s future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

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

Based on simulation modeling which assumes immediate changes in interest rates at March 31, 2007 and December 31, 2006, we believe that our net interest income would change over a one-year period due to changes in interest rates as follows (dollars in thousands):

Immediate	Change in Net Interest Income Over One Year Horizon
Changes in	At March 31, 2007		At December 31, 2006
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$ 7,519	3.18%	$ 2,507	1.06%
+ 1.00	4,402	1.86	1,932	0.82
(1.00)	(5,346)	(2.26)	(3,139)	(1.32)
(2.00)	(12,510)	(5.29)	(9,713)	(4.10)

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

MB FINANCIAL, INC.

Date: May 15, 2007                                                        By: /s/ Mitchell Feiger
                              Mitchell Feiger
                              President and Chief Executive Officer
                              (Principal Executive Officer)

Date: May 15, 2007                                                         By: /s/ Jill E. York
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