Form 10-Q
period 2007-06-30
MB FINANCIAL INC     /MD
filed 2007-08-08
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

                     Large accelerated filer ☒                                         Accelerated filer  ☐                                                         Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                           Yes ☐     No ☒

There were outstanding 35,714,154 shares of the registrant’s common stock as of August 8, 2007.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2007

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2007 and December 31, 2006 (Unaudited)	3

	Consolidated Statements of Income for the Three and Six Months ended June 30, 2007 and 2006 (Unaudited)	4 - 5

	Consolidated Statements of Cash Flows for the Six Months ended June 30, 2007 and 2006 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7 - 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 - 35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35 - 38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 6.	Exhibits	39

	Signatures	40

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and December 31, 2006
(Amounts in thousands, except common share data)
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Cash and due from banks	$153,496	$142,207
Interest bearing deposits with banks	3,622	5,086
Investment securities available for sale	1,389,076	1,628,348
Loans (net of allowance for loan losses of $59,058 at June 30, 2007
and $58,983 at December 31, 2006)	5,130,448	4,912,511
Assets held for sale	375,149	393,608
Lease investments, net	80,353	80,258
Premises and equipment, net	184,090	194,618
Cash surrender value of life insurance	116,624	114,134
Goodwill, net	379,047	379,047
Other intangibles, net	27,097	28,856
Other assets	82,306	99,625

Total assets	$7,921,308	$7,978,298

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing	$879,338	$924,371
Interest bearing	4,643,906	4,656,182
Total deposits	5,523,244	5,580,553
Short-term borrowings	783,153	688,504
Long-term borrowings	186,322	245,880
Junior subordinated notes issued to capital trusts	166,657	179,162
Liabilities held for sale	344,643	361,008
Accrued expenses and other liabilities	74,972	76,239
Total liabilities	7,078,991	7,131,346

Stockholders' Equity
Common stock, ($0.01 par value; authorized 43,000,000 shares at June 30, 2007 and
40,000,000 at December 31, 2006; issued 37,345,661 shares at June 30, 2007 and
37,332,328 at December 31, 2006)	373	373
Additional paid-in capital	439,450	439,502
Retained earnings	463,359	437,353
Accumulated other comprehensive (loss)	(12,028)	(7,602)
Less: 1,442,588 and 666,120 shares of treasury stock, at cost, at June 30,
2007 and December 31, 2006, respectively	(48,837)	(22,674)
Total stockholders' equity	842,317	846,952

Total liabilities and stockholders' equity	$7,921,308	$7,978,298

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Amounts in thousands, except common share data)
(Unaudited)
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Interest income:
Loans	$ 96,793	$ 69,127	$ 190,726	$ 133,242
Investment securities available for sale:
Taxable	13,163	11,172	27,511	22,605
Nontaxable	3,325	2,637	6,627	5,153
Federal funds sold	67	85	302	205
Other interest bearing accounts	49	75	99	174
Total interest income	113,397	83,096	225,265	161,379
Interest expense:
Deposits	46,337	29,585	91,790	55,135
Short-term borrowings	9,390	6,564	18,008	13,926
Long-term borrowings and junior subordinated notes	5,316	3,410	11,216	6,515
Total interest expense	61,043	39,559	121,014	75,576
Net interest income	52,354	43,537	104,251	85,803
Provision for loan losses	3,000	1,500	6,813	2,600
Net interest income after provision for loan losses	49,354	42,037	97,438	83,203
Other income:
Loan service fees	1,388	1,282	2,925	3,021
Deposit service fees	5,624	4,675	10,782	9,238
Lease financing, net	3,744	3,398	7,740	6,642
Brokerage fees	3,216	2,418	5,668	4,698
Trust and asset management fees	2,666	1,449	5,856	2,854
Net loss on sale of investment securities	(2,077)	(25)	(2,101)	(406)
Increase in cash surrender value of life insurance	1,269	869	2,490	1,768
Net gain on sale of other assets	9,059	4	9,081	1,101
Merchant card processing	4,045	870	7,923	1,594
Other operating income	1,786	987	3,300	2,208
	30,720	15,927	53,664	32,718
Other expense:
Salaries and employee benefits	26,813	19,411	51,812	38,511
Occupancy and equipment expense	7,054	5,783	14,254	11,462
Computer services expense	1,857	1,470	3,674	2,908
Advertising and marketing expense	1,444	1,130	2,854	2,283
Professional and legal expense	656	447	1,186	946
Brokerage fee expense	1,403	1,301	2,674	2,494
Telecommunication expense	689	558	1,370	1,265
Other intangibles amortization expense	878	236	1,759	476
Merchant card processing	3,474	800	6,744	1,476
Other operating expenses	7,805	3,984	12,552	8,023
	52,073	35,120	98,879	69,844
Income before income taxes	28,001	22,844	52,223	46,077
Income taxes	8,394	6,756	15,437	13,880
Income from continuing operations	$ 19,607	$ 16,088	$ 36,786	$ 32,197
Discontinued operations
Income from discontinued operations before income taxes	1,803	1,626	3,232	3,204
Income taxes	369	568	856	1,116
Income from discontinued operations	1,434	1,058	2,376	2,088
Net income	$ 21,041	$ 17,146	$ 39,162	$ 34,285

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Common share data:
Basic earnings per common share from continuing operations	$ 0.54	$ 0.57	$ 1.01	$ 1.14
Basic earnings per common share from discontinued operations	$ 0.04	$ 0.04	$ 0.06	$ 0.08
Basic earnings per common share	$ 0.58	$ 0.61	$ 1.07	$ 1.22
Diluted earnings per common share from continuing operations	$ 0.53	$ 0.56	$ 1.00	$ 1.12
Diluted earnings per common share from discontinued operations	$ 0.04	$ 0.04	$ 0.06	$ 0.07
Diluted earnings per common share	$ 0.57	$ 0.60	$ 1.06	$ 1.19
Weighted average common shares outstanding	36,239,731	28,130,670	36,433,948	28,209,289
Diluted weighted average common shares outstanding	36,744,473	28,636,728	36,958,570	28,718,808

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands)
(Unaudited)
	Six Months Ended June 30,
	2007	2006
Cash Flows From Continuing Operating Activities:
Net income	$ 39,162	$ 34,285
Net income from discontinued operations	(2,376)	(2,088)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,257	18,639
Amortization of restricted stock awards	899	589
Compensation expense for stock option grants	1,345	1,052
Gain on sales of premises and equipment, leased equipment and other assets	(10,681)	(1,587)
Amortization of other intangibles	1,759	476
Provision for loan losses	6,813	2,600
Deferred income tax benefit	(5,316)	(3,675)
Amortization of premiums and discounts on investment securities, net	1,076	4,173
Accretion of premiums and discounts on loans, net	(1,931)	-
Purchase of trading securities	-	(6,392)
Proceeds from the sales of trading securities	-	6,397
Net gain on sale of trading securities	-	(5)
Net loss on sale of investment securities available for sale	2,101	411
Proceeds from sale of loans held for sale	35,173	6,802
Origination of loans held for sale	(34,691)	(6,783)
Net gains on sale of loans held for sale	(482)	(110)
Increase in cash surrender value of life insurance	(2,490)	(1,768)
Deferred gain amortization on interest only securities pool termination	-	(718)
Decrease (Increase) in other assets	16,045	(5,473)
Decrease in other liabilities, net	3,351	(1,348)
Net cash provided by continuing operating activities	68,014	45,477
Cash Flows From Continuing Investing Activities:
Proceeds from sales of investment securities available for sale	127,279	47,506
Proceeds from maturities and calls of investment securities available for sale	276,493	86,362
Purchase of investment securities available for sale	(174,091)	(81,147)
Net increase in loans	(222,818)	(223,425)
Purchases of premises and equipment and leased equipment	(27,709)	(20,116)
Proceeds from sales of premises and equipment and leased equipment	26,341	3,573
Cash paid, net of cash and cash equivalents in acquisitions	-	(348)
Principal paid on lease investments	(321)	(628)
Net cash provided by (used in) continuing investing activities	5,174	(188,223)
Cash Flows From Continuing Financing Activities:
Net (decrease) increase in deposits	(57,309)	231,811
Net increase (decrease) in short-term borrowings	21,648	(102,598)
Proceeds from long-term borrowings	21,614	50,000
Principal paid on long-term borrowings	(8,172)	(11,061)
Treasury stock transactions, net	(31,381)	(11,605)
Stock options exercised	2,922	906
Excess tax benefits from share-based payment arrangements	471	418
Dividends paid on common stock	(13,156)	(8,479)
Net cash (used in) provided by continuing financing activities	(63,363)	149,392

Net increase in cash and cash equivalents from continuing operations	$ 9,825	$ 6,646
Cash Flows From Discontinued Operations
Net cash provided by operating activities of discontinued operations	2,165	2,286
Net cash provided by (used in) investing activities of discontinued operations	20,731	(21,121)
Net cash (used in) provided by financing activities of discontinued operations	(19,023)	25,819
Net cash provided by discontinued operations	3,873	6,984

Net increase in cash and cash equivalents	$ 13,698	$ 13,630
Cash and cash equivalents:
Beginning of period (1)	160,050	104,784
End of period (2)	$ 173,748	$ 118,414

(1) Includes balances from discontinued operations	$ 12,757	$ 3,947
(2) Includes balances from discontinued operations	$ 16,630	$ 10,931

Supplemental Disclosures of Cash Flow Information:

Cash payments from continuing operations for:
Interest paid to depositors and other borrowed funds	$ 122,885	$ 72,530
Income tax paid, net	10,357	21,042

Supplemental Schedule of Noncash Investing Activities from continuing operations:

Loans transferred to other real estate owned	$ 129	$ -
Loans transferred to repossessed vehicles	353	-
Long-term borrowings reclassified to short-term borrowings	73,001	-

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its two wholly owned national bank subsidiaries, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois, and Union Bank, N.A. (“Union Bank”), based in Oklahoma City, Oklahoma.  On June 29, 2007, the Company entered into an agreement to sell Union Bank to Olney Bancshares of Texas, Inc.  This pending divestiture is accounted for in the accompanying financial statements as discontinued operations.  Please see Note 3 to the notes to the unaudited consolidated financial statements for more detail.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

	Three Months Ended June 30,	Six Months Ended June 30,

	2006	2006

Net interest income after provision for loan losses	$55,721	$110,714
Noninterest income	23,918	46,671
Noninterest expense	49,913	97,789
Income before income taxes	29,726	59,596
Income taxes	8,923	18,120
Net income from continuing operations	$20,803	$41,476

Discontinued operations
Income from discontinued operations before income taxes	1,626	3,204
Income taxes	568	1,116
Income from discontinued operations	$1,058	$2,088
Net income	$21,861	$43,564
Common share data:
Basic earnings per common share from continuing operations	0.57	1.13
Basic earnings per common share from discontinued operations	0.03	0.06
Basic earnings per common share	0.60	1.19
Diluted earnings per common share from continuing operations	0.56	1.12
Diluted earnings per common share from discontinued operations	0.03	0.05
Diluted earnings per common share	0.59	1.17
Weighted average common shares outstanding	36,504,978	36,583,597
Diluted weighted average common shares outstanding	37,011,036	37,093,116

NOTE 3.    DISCONTINUED OPERATIONS

On June 29, 2007, the Company entered into an agreement to sell its Union Bank subsidiary to Olney Bancshares of Texas, Inc. for approximately $76.9 million, which is based on Union Bank’s book value at closing plus a premium of $46.9 million.  The transaction, which is subject to customary closing conditions and regulatory approval, is expected to be completed within 120 days of the agreement date.  Prior to closing, Union Bank will sell to the Company’s lead subsidiary bank, MB Financial Bank, approximately $130 million in performing loans  previously purchased from and originated by MB Financial Bank.

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position of Union Bank is reflected on the Company’s balance sheets as “assets held for sale” and “liabilities held for sale”, and the results of operations of Union Bank are reflected in the Company’s statements of income as “discontinued operations.”

The major classes of assets and liabilities for Union Bank held for sale were as follows (in thousands):

	June 30,	December 31,
	2007	2006

ASSETS
Cash and due from banks	$7,628	$8,728
Interest bearing deposits with banks	8,929	4,027
Federal funds sold	73	2
Investment securities available for sale	60,718	84,977
Loans (net of allowance for loan losses of $2,976 at June 30, 2007
and $2,634 at December 31, 2006)	283,639	281,953
Premises and equipment, net	3,276	3,001
Cash surrender value of life insurance	6,883	6,759
Other assets	4,003	4,161
Total assets	$375,149	$393,608

LIABILITIES
Liabilities
Deposits:
Noninterest bearing	$51,173	$51,823
Interest bearing	267,786	266,856
Total deposits	318,959	318,679
Short-term borrowings	13,154	27,967
Long-term borrowings	12,068	12,558
Accrued expenses and other liabilities	462	1,804
Total liabilities	$344,643	$361,008

The results of operations for Union Bank were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Interest income	$6,562	$6,222	$12,784	$11,736
Interest expense	3,124	2,821	5,966	5,059
Net interest income	3,438	3,401	6,818	6,677
Provision for loan losses	63	-	250	-
Net interest income after provision for loans losses	3,375	3,401	6,568	6,677
Other income	402	419	762	847
Other expenses	1,974	2,194	4,098	4,320
Income before income taxes	1,803	1,626	3,232	3,204
Applicable income taxes	369	568	856	1,116
Income from discontinued operations	$1,434	$1,058	$2,376	$2,088

NOTE 4.    COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain (loss) on investment securities available for sale arising during the periods, net of tax.  The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income from continuing operations	$19,607	$16,088	$36,786	$32,197
Net income from discontinued operations	1,434	1,058	2,376	2,088
Net income	$21,041	$17,146	$39,162	$34,285
Unrealized holding losses on investment securities, net of tax	(9,672)	(5,277)	(5,806)	(10,919)
Reclassification adjustments for losses included in net income, net of tax	1,354	16	1,380	264
Other comprehensive loss, net of tax	(8,318)	(5,261)	(4,426)	(10,655)
Comprehensive income	$12,723	$11,885	$34,736	$23,630

NOTE 5.    EARNINGS PER SHARE DATA

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (dollars in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic:	2007	2006	2007	2006
Net income from continuing operations	$19,607	$16,088	$36,786	$32,197
Net income from discontinued operations	1,434	1,058	2,376	2,088
Net income	$21,041	$17,146	$39,162	$34,285
Average shares outstanding	36,239,731	28,130,670	36,433,948	28,209,289
Basic earnings per share from continuing operations	$0.54	$0.57	$1.01	$1.14
Basic earnings per share from discontinued operations	$0.04	$0.04	$0.06	$0.08
Basic earnings per share	$0.58	$0.61	$1.07	$1.22
Diluted:
Net income	$19,607	$16,088	$36,786	$32,197
Net income from discontinued operations	1,434	1,058	2,376	2,088
Net income	$21,041	$17,146	$39,162	$34,285
Average shares outstanding	36,239,731	28,130,670	36,433,948	28,209,289
Net effect of dilutive equity-based incentive awards (1)	504,742	506,058	524,622	509,519
Total	36,744,473	28,636,728	36,958,570	28,718,808
Diluted earnings per common share from continuing operations	$0.53	$0.56	$1.00	$1.12
Diluted earnings per common share from discontinued operations	$0.04	$0.04	$0.06	$0.07
Diluted earnings per common share	$0.57	$0.60	$1.06	$1.19

(1)	Includes the common stock equivalents for stock options and restricted share rights (restricted stock, restricted stock units and director stock units) that are dilutive.

NOTE 6.    GOODWILL AND INTANGIBLES

Goodwill is subject to at least annual assessments for impairment by applying a fair-value based test.  An acquired intangible asset must be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  No impairment losses on goodwill or other intangibles were incurred in the six months ended June 30, 2007 or the year ended December 31, 2006.

The following table presents the changes in the carrying amount of goodwill during the six months ended June 30, 2007 and the year ended December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006

Balance at beginning of period	$379,047	$125,010
Goodwill from business combinations	-	254,037
Balance at end of period	$379,047	$379,047

The Company has other intangible assets consisting of core deposit intangibles that have a remaining weighted average amortization period of approximately 6 years.  The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value during the six months ended June 30, 2007 and the year ended December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006

Balance at beginning of period	$28,856	$12,594
Amortization expense	(1,759)	(1,971)
Other intangibles from business combinations	-	18,233
Balance at end of period	$27,097	$28,856

Gross carrying amount	$47,494	$47,494
Accumulated amortization	(20,397)	(18,638)
Net book value	$27,097	$28,856

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2007	$ 1,745
2008	3,255
2009	3,116
2010	2,927
2011	2,618
Thereafter	13,436
$ 27,097

NOTE 7.    RECENT ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The Company did not elect early adoption, and is currently evaluating the provisions of SFAS 159 and its potential effect on its financial statements.

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

In June 2006, the FASB issued FASB interpretation No.  48,  "Accounting  for  Uncertainty  in  Income  Taxes - an interpretation  of  FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for income  taxes  by  prescribing  the  minimum  recognition  threshold  that a tax position  must  meet  to  be recognized in the financial statements. FIN 48 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for uncertain income tax positions.  As of June 30, 2007, the Company had $3.9 million of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in FIN 48 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of June 30, 2007, the Company had $272 thousand of accrued interest related to tax reserves.

NOTE  8.     STOCK-BASED COMPENSATION

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

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Total cost of share-based payment plans during the year	$1,121	$810	$2,244	$1,641

Amount of related income tax benefit recognized in income	$392	$284	$785	$574

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In April 2007, the Omnibus Plan was modified to add 2,250,000 authorized shares.  The Omnibus Plan now authorizes 6,000,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Grants under the Omnibus Plan can be in the form of options intended to be incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and cash awards.

Equity-based incentive awards are typically granted to officers and employees annually in July.  Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant; those option awards generally vest based on four years of continuous service and have 10-year contractual terms.   Options may also be granted at other times throughout the year in connection with the recruitment of new officers and employees.  Restricted shares granted to officers and employees typically vest over a two to three year period.  Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five-year term which are fully vested on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted stock, which vests one year after the grant date.

During the third quarter of 2006, the Company acquired FOBB.  As a result of this merger, and reflecting adjustments based on the exchange ratio for the stock portion of the merger consideration paid to FOBB stockholders, approximately 250,000 stock options, 6,314 director stock units and 35,000 restricted stock units were assumed by the Company.  These options and units are unrelated to the Omnibus Plan described above.  The following table provides information about options outstanding for the six months ended June 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(in millions)

Options outstanding as of December 31, 2006	2,328,499	$27.88
Granted	12,480	$35.43
Exercised	(93,780)	$16.88
Expired or cancelled	(5,082)	$32.49
Forfeited	(42,591)	$34.39
Options outstanding as of June 30, 2007	2,199,526	$28.26	5.87	$ 14.3

Options exercisable as of June 30, 2007	1,092,731	$21.21	4.06	$ 14.8

There were 12,480 options granted during the six months ended June 30, 2007.  The weighted average fair value per share was $6.31.  There were no grants during the six months ended June 30, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions.  Expected volatility is based on historical volatility of Company shares.  The risk free interest rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.   The expected life of options is estimated based on historical employee behavior and represents the period of time that options granted are expected to remain outstanding.

The following assumptions were used for options granted during the six month period ended June 30, 2007:

June 30, 2007
Expected volatility	15.25%
Risk free interest rate	4.54%
Dividend yield	1.90%
Expected life	5 years

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $1.8 million and $1.2 million, respectively.

The following is a summary of changes in nonvested shares of restricted stock, restricted stock units, and director stock units for the six months ended June 30, 2007:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Shares Outstanding at December 31, 2006	116,003	$ 38.17
Granted	17,260	35.65
Vested	(18,107)	39.83
Cancelled	(3,927)	37.85
Shares Outstanding at June 30, 2007	111,229	$ 37.52

As of June 30, 2007, there was $5.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  Additionally, as of June 30, 2007, approximately $357 thousand of total unrecognized compensation expense related to nonvested share-based arrangements that were assumed in the acquisition of FOBB.

NOTE 9.    SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30,		December 31,
	2007		2006
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

Federal funds purchased	5.30%	$ 37,500	5.40%	$ 133,100
Assets sold under agreements to repurchase:
Customer repurchase agreements	3.97	326,194	3.72	314,441
Company repurchase agreements	-	-	5.35	36,937
Correspondent bank line of credit of $30 million	6.06	1,250	-	-
Federal Home Loan Bank advances	5.11	418,209	5.30	204,026
	4.65%	$ 783,153	4.60%	$ 688,504

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

At June 30, 2007, fixed rate FHLB advances had effective interest rates, net of premiums, ranging from 3.31% to 5.40% and are subject to a prepayment fee.  At June 30, 2007, the advances had maturities ranging from July 2007 to June 2008.  At June 30, 2007, there were no variable rate advances outstanding.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank.  As of June 30, 2007, and December 31, 2006, the Company had $427.0 million and $434.3 million, respectively, of loans pledged as collateral for Federal Home Loan Bank advances.

The Company has a $30 million correspondent bank line of credit which has certain debt covenants that require the Company to maintain “Well Capitalized” capital ratios, to have no other debt except in the usual course of business, and requires the Company to maintain minimum financial ratios on return on assets and earnings as well as maintain minimum financial ratios related to the loan loss allowance.  The Company was in compliance with such debt covenants as of June 30, 2007.  The correspondent bank line of credit, which is used for short-term liquidity purposes, is secured by the stock of MB Financial Bank, and its terms are renewed annually.  As of June 30, 2007, $1.3 million was outstanding on the correspondent bank line of credit, and there was no balance outstanding as of December 31, 2006.

NOTE 10.    LONG-TERM BORROWINGS

The Company had Federal Home Loan Bank advances with maturities greater than one year of $107.0 million and $184.2 million at June 30, 2007 and December 31, 2006, respectively.  As of June 30, 2007, the advances had fixed terms with effective interest rates, net of premiums, ranging from 3.28% to 5.87%.

The Company had notes payable to banks totaling $13.0 million and $10.5 million at June 30, 2007 and December 31, 2006, respectively, which as of June 30, 2007, were accruing interest at rates ranging from 4.75% to 12.00%.  Lease investments includes equipment with an amortized cost of $16.2 million and $13.6 million at June 30, 2007 and December 31, 2006, respectively, that is pledged as collateral on these notes.

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

On September 29, 2006, the Company entered into a seven year subordinated debt facility under which up to $25 million can be borrowed  The debt can be prepaid at any time without penalty.  During the third quarter of 2006, $10 million was borrowed under the facility. An additional $15 million was borrowed under the facility during the second quarter of 2007.  Interest is payable at a rate of 3 month LIBOR + 1.25%.  The debt matures on October 1, 2013.  In addition, the Company has a $500 thousand seven-year term loan from the same lender.  Interest is payable at a rate of 3 month LIBOR + 0.70%.  As long as the subordinated debt is outstanding, the Company is required to keep the $500 thousand debt outstanding.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2007	$ 2,667
2008	6,505
2009	3,015
2010	2,065
2011	3,053
Thereafter	169,017
$ 186,322

NOTE 11.    JUNIOR SUBORDINATED NOTES ISSUED TO CAPITAL TRUSTS

The Company has established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrently with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are issues that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment. FOBB Capital Trusts I and III were established by FOBB prior to the Company’s acquisition of FOBB, and the junior subordinated notes issued by FOBB to FOBB Capital Trusts I and III were assumed by the Company upon completion of the acquisition.

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2007 (in thousands):

	Coal City Capital Trust I	MB Financial Capital Trust I	MB Financial Capital Trust II	MB Financial Capital Trust III
Junior Subordinated Notes:
Principal balance (2)	$ 25,774	$ 61,669	$ 36,083	$ 10,310
Annual interest rate	3-mo LIBOR + 1.80%	8.60% Fixed	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%
Stated maturity date	September 1, 2028	September 30, 2032	September 15, 2035	September 23, 2036
Call date	September 1, 2008	September 30, 2007	September 15, 2010	September 23, 2011

Trust Preferred Securities:
Face value	$ 25,000	$ 59,800	$ 35,000	$ 10,000
Annual distribution rate	3-mo LIBOR + 1.80%	8.60% Fixed	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%
Issuance date	July 1998	August 2002	August 2005	July 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial Capital Trust IV	FOBB Capital Trust I	FOBB Capital Trust III
Junior Subordinated Notes:
Principal balance (2)	$ 20,619	$ 6,186	$ 5,155
Annual interest rate	3-mo LIBOR + 1.52%	10.60% Fixed	3-mo LIBOR + 2.80%
Stated maturity date	September 15, 2036	September 7, 2030	January 23, 2034
Call date	September 15, 2011	September 7, 2010 (3)	January 23, 2009

Trust Preferred Securities:
Face value (2)	$ 20,000	$ 6,000	$ 5,000
Annual distribution rate	3-mo LIBOR + 1.52%	10.60% Fixed	3-mo LIBOR + 2.80%
Issuance date	August 2006	September 2000	December 2003
Distribution dates (1)	Quarterly	Semi-annual	Quarterly
(1)	All distributions are cumulative and paid in cash.
(2)	Amount does not include purchase accounting adjustments totaling a premium of $862 thousand associated with FOBB Capital Trust I and III.
(3)	Callable at a premium through 2020.

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  As of June 30, 2007, 100% of the trust preferred securities qualified as Tier I capital.  Under the final rule adopted in March 2005, that will take effect March 31, 2009, 94% of the trust preferred securities outstanding, as of June 30, 2007, would qualify as Tier I capital.

NOTE 12.    DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), the Company designates each derivative contract at inception as either a fair value hedge or a cash flow hedge.  Currently, the Company has only fair value hedges in the portfolio.  For fair value hedges, the interest rate swaps are structured so that all of the critical terms of the hedged items match the terms of the appropriate leg of the interest rate swaps at inception of the hedging relationship.  The Company tests hedge effectiveness on a quarterly basis for all fair value hedges. For prospective and retrospective hedge effectiveness, we use the dollar offset approach.  In periodically assessing retrospectively the effectiveness of a fair value hedge in having achieved offsetting changes in fair values under a dollar-offset approach, the Company uses a cumulative approach on individual fair value hedges.

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $15.6 million and $173.0 million, respectively, at June 30, 2007.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount receivable (payable) for the six months ended June 30, 2007 and 2006 was approximately $858 thousand and $1.3 million, respectively.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At June 30, 2007, the Company's credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30, 2007					December 31, 2006
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value

Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$ 15,606	$ 724	5.4	7.45%	6.12%	$ 17,001	$ 591
Pay variable/receive fixed swaps (2)	173,041	(6,243)	5.9	4.75%	5.29%	204,275	(4,812)

Non-hedging derivative instruments (3):
Pay fixed/receive variable swaps	75,982	1,702	7.2	7.32%	6.77%	57,998	368
Pay variable/receive fixed swaps	82,941	(2,006)	7.2	6.61%	7.15%	63,722	(545)
Total portfolio swaps	$ 347,570	$ (5,823)	6.4	5.88%	6.10%	$ 342,996	$ (4,398)
(1) Hedges fixed-rate commercial real estate loans
(2) Hedges fixed-rate callable brokered deposits
(3) These portfolio swaps are not designated as hedging instruments under SFAS No. 133.

NOTE 13.    COMMITMENTS AND CONTINGENCIES

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

At June 30, 2007 and December 31, 2006, the following financial instruments were outstanding whose contract amounts represent off-balance sheet credit risk (in thousands):

	Contract Amount
	June 30, 2007	December 31, 2006
Commitments to extend credit:
Home equity lines	$ 495,843	$ 555,363
Other commitments	1,240,138	1,268,252

Letters of credit:
Standby	117,853	129,135
Commercial	55,992	51,203

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer's needs.  As of June 30, 2007, the maximum remaining term for any standby letter of credit was June 12, 2012.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At June 30, 2007, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $6.5 million to $173.8 million from $180.3 million at December 31, 2006.  Of the $173.8 million in commitments outstanding at June 30, 2007, approximately $43.7 million of the letters of credit have been issued or renewed since December 31, 2006.  The Company had a $1.4 million liability recorded as of June 30, 2007 relating to these commitments.

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

Overview

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between total interest earned on interest earning assets and total interest paid on interest bearing liabilities less provision for loan losses.  Additionally, our net income is affected by other income and other expenses and income from discontinued operations.  The provision for loan losses reflects the amount that we believe is adequate to cover probable credit losses in the loan portfolio.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, brokerage fees, trust and asset management fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net gains on sale of other assets, merchant card processing fees and other operating income.  Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, merchant card processing expense and other operating expenses.

On June 29, 2007, the Company entered into an agreement to sell Union Bank to Olney Bancshares of Texas, Inc.  In accordance with accounting principles generally accepted in the United States, the assets, liabilities, earnings, and cash flows of the business conducted by Union Bank have been shown separately as discontinued operations in the consolidated balance sheets, consolidated statements of income, and consolidated statements of cash flows for all periods presented.

For purposes of the following discussion, balances, average rate, income and expenses associated with Union Bank have been excluded from continuing operations.  See Note 3 of the notes to our consolidated financial statements for additional information on discontinued operations.

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

Our net income from continuing operations was $19.6 million for the second quarter of 2007, compared to $16.1 million for the second quarter of 2006.  Our 2007 second quarter results generated an annualized return on average assets from continuing operations of 1.00% and an annualized return on average equity from continuing operations of 9.25%, compared to 1.10% and 12.66%, respectively, for the same period in 2006.  Fully diluted earnings per share from continuing operations for the second quarter of 2007 decreased to $0.53 compared to $0.56 per share in the 2006 second quarter.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At June 30, 2007, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $32.8 million.  See Note 1 and Note 6 of the notes to our December 31, 2006 audited consolidated financial statements for additional information.

Income Tax Accounting.We account for uncertain tax positions in accordance with FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109 ("SFAS 109"). The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

Results of Continuing Operations

Second Quarter Results

Net income from continuing operations was $19.6 million for the second quarter of 2007, compared to $16.1 million for the second quarter of 2006.  The results for the second quarter of 2007 generated an annualized return on average assets from continuing operations of 1.00% and an annualized return on average equity from continuing operations of 9.25%, compared to 1.10% and 12.66%, respectively, for the same period in 2006.

Net interest income was $52.4 million for the three months ended June 30, 2007, an increase of $8.8 million, or 20.3% from $43.5 million for the comparable period in 2006.  The growth in net interest income reflects a $1.6 billion, or 33.2% increase in average interest earning assets, and a $1.5 billion, or 33.8%, increase in average interest bearing liabilities.  This was partially offset by approximately 35 basis points of margin compression.  The increase in average interest earning assets and the increase in average interest bearing liabilities was due to the acquisition of FOBB and organic growth.  The net interest margin, expressed on a fully tax equivalent basis, was 3.31% for the second quarter of 2007 and 3.66% for the second quarter of 2006.  The decline in the net interest margin was primarily due to the merger with FOBB, the inverted yield curve, continued tight credit spreads on loans, and fierce competition for deposits.

The provision for loan losses was $3.0 million in the second quarter of 2007 compared to $1.5 million in the second quarter of 2006.  Net charge-offs were $2.6 million in the quarter ended June 30, 2007, compared to $866 thousand in the quarter ended June 30, 2006.  See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income for the quarter ended June 30, 2007 increased $14.8 million, or 92.9% to $30.7 million compared to $15.9 million in the second quarter in 2006.  Net gain on sale of other assets increased by $9.1 million. During the second quarter we realized a gain of $1.6 million on the sale of artwork that was acquired as a result of our acquisition of FOBB.  The total sale price of the artwork was $4.6 million.  During the second quarter of 2007 we also sold two properties for a total gain of $7.4 million. One property sold was the former headquarters building of FOBB. The total sale price of the building and land was $14.65 million. As part of the transaction, MB Financial Bank agreed to lease back a portion of the building to serve our local retail and commercial customers.  We estimate that this sale will save us approximately $600 thousand in occupancy expense during the 2008 year, plus provide us the opportunity for additional earnings on the proceeds from the sale. The other property sold consisted of vacant land located near our Chicago West Loop office. The sale price was $10.5 million, and the operating expenses and cost savings from selling this property are minimal. Merchant card processing income increased by $3.2 million due to the acquisition of FOBB and an increase in transactions processed during the quarter ended June 30, 2007, compared to the same period in 2006.  Trust and asset management fees increased $1.2 million primarily due to the acquisition of FOBB and an increase in fees generated from new customers and expansion of our existing customer relationships during the second quarter of 2007 compared to the same period in 2006.  Deposit service fees increased $949 thousand, primarily due to the acquisition of FOBB, enhancements made to our courtesy overdraft program, and a fee increase that was implemented during the second quarter of 2007.  Other operating income increased by $799 thousand, primarily due to a $506 thousand net increase in market value of assets held in trust for deferred compensation during the second quarter of 2007, compared to the same period in 2006. This amount is offset by the same amount recorded as salaries and employee benefits expense.  Brokerage fees increased $798 thousand, primarily due to a gain of $500 thousand recognized during the second quarter of 2007 from the sale of our third party brokerage business. Additional cash consideration of up to $500 thousand may be realized in the fourth quarter of 2007 contingent on customer retention by the buyer.  During the second quarter of 2007, we recorded approximately $2.0 million of brokerage fee revenue related to our third party brokerage business.  We expect a significant decrease in our brokerage fee revenue in the third quarter of 2007, offset by significant corresponding reductions in salaries and employee benefits and brokerage expense as a result of selling our third party brokerage business.  These increases were partially offset by an increase in net loss on sale of investment securities of $2.1 million.  During the second quarter of 2007, we sold approximately $108.7 million in investment securities that resulted in a net loss of $2.1 million.  The securities sale will reduce our exposure to securities that we believed were economically inferior from an interest rate risk standpoint, and is expected to improve our portfolio performance in certain interest rate environments.

Other expense increased by $17.0 million, or 48.3% to $52.1 million for the quarter ended June 30, 2007 from $35.1 million for the quarter ended June 30, 2006.  Salaries and employee benefits expense increased $7.4 million primarily due to the acquisition of FOBB and organic growth.  Other operating expenses increased by $3.8 million, primarily due to a $3.0 million contribution that we made during the second quarter of 2007 to the MB Financial Charitable Foundation, which is dedicated to strengthening the communities where MB Financial Bank operates. Merchant card processing expense increased by $2.7 million due to the acquisition of FOBB and an increase in transactions processed during the quarter ended June 30, 2007, compared to the same period in 2006.  Occupancy and equipment expense increased by $1.3 million, primarily due to the acquisition of FOBB and organic growth.  Other intangible amortization expense, computer services expense, and advertising and marketing expense increased by $642 thousand, $387 thousand, and $314 thousand, respectively, primarily due to the acquisition of FOBB.

Income tax expense for continuing operations increased $1.6 million to $8.4 million in the second quarter of 2007, compared to $6.8 million for the same period in 2006.  The effective tax rate was 30.0% and 29.6% for the quarter ended June 30, 2007 and 2006, respectively.

Year-To-Date Results

Net income from continuing operations was $36.8 million for the first six months of 2007, compared to $32.2 million for the first six months of 2006.  The results for the first six months of 2007 generated an annualized return on average assets from continuing operations of 0.94% and an annualized return on average equity from continuing operations of 8.72%, compared to 1.12% and 12.73%, respectively, for the first six months of 2006.

Net interest income was $104.3 million for the six months ended June 30, 2007, an increase of $18.4 million, or 21.5% from $85.8 million for the comparable period in 2006.  The growth in net interest income reflects a $1.7 billion, or 34.1% increase in average interest earning assets, and a $1.5 billion, or 34.6%, increase in average interest bearing liabilities.  This was partially offset by approximately 33 basis points of margin compression.  The increase in average interest earning assets and the increase in average interest bearing liabilities was due to the acquisition of FOBB and organic growth.  The net interest margin, expressed on a fully tax equivalent basis, was 3.32% for the first six months of 2007 and 3.65% for the first six months of 2006.  The decline in the net interest margin was primarily due to the merger with FOBB, the inverted yield curve, continued tight credit spreads on loans, and fierce competition for deposits.

The provision for loan losses was $6.8 million in the first months of 2007 compared to $2.6 million in the first six months of 2006.  Net charge-offs were $6.7 million in the six months ended June 30, 2007 compared to $1.9 million in the six months ended June 30, 2006.  See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income for the six months ended June 30, 2007 increased $20.9 million, or 64.0% to $53.7 million compared to $32.7 million for the six months ended June 30, 2006.  Net gain on sale of other assets increased by $8.0 million. As discussed above under “Second Quarter Results,” during the six months ended June 30, 2007, we realized a gain of $1.6 million on the sale of artwork, and a gain of $7.4 million on the sale of two properties.  Merchant card processing income increased by $6.3 million due to the acquisition of FOBB and an increase in transactions processed during the six months ended June 30, 2007 compared to the same period in 2006.  Trust and asset management fees increased $3.0 million primarily due to the acquisition of FOBB, a $909 thousand gain realized on the sale of our land trust operations during the first six months of 2007, and an increase in fees generated from new customers and expansion of our existing customer relationships during the first six months of 2007 compared to the same period in 2006.  Deposit service fees increased $1.5 million, primarily due to the acquisition of FOBB, enhancements made to our courtesy overdraft program, and a fee increase that was implemented during the six months ended June 30, 2007.  Net lease financing increased $1.1 million primarily due to higher residual realizations during the first six months of 2007 compared to the first six months of 2006.  These increases were partially offset by an increase in net loss on sale of investment securities of $1.7 million.

Other expense increased by $29.0 million, or 41.6% to $98.9 million for the six months ended June 30, 2007 from $69.8 million for the six months ended June 30, 2006.  Salaries and employee benefits expense increased $13.3 million primarily due to the acquisition of FOBB and organic growth.  Merchant card processing expense increased by $5.3 million due to the acquisition of FOBB and an increase in transactions processed during the six months ended June 30, 2007, compared to the same period in 2006.  Other operating expenses increased by $4.5 million, primarily due to a $3.0 million charitable contribution that we made during the six months ended June 30, 2007.  Occupancy and equipment expense increased by $2.8 million, primarily due to the acquisition of FOBB and organic growth.  Other intangible amortization expense, computer services expense, and advertising and marketing expense increased by $1.3 million, $766 thousand, and $571 thousand, respectively, primarily due to the acquisition of FOBB.

Income tax expense from continuing operations for the six months ended June 30, 2007 increased $1.6 million to $15.4 million compared to $13.9 million for the same period in 2006.  The effective tax rate was 29.6% and 30.1% for the six months ended June 30, 2007 and 2006, respectively.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$ 5,092,129	$ 96,701	7.62%	$ 3,633,455	$ 69,081	7.63%
Loans exempt from federal income taxes (3)	7,693	142	7.30	4,075	71	6.89
Taxable investment securities	1,088,104	13,163	4.84	981,334	11,173	4.55
Investment securities exempt from federal income taxes (3)	358,761	5,115	5.64	289,695	4,056	5.54
Federal funds sold	5,099	67	5.20	7,005	85	4.80
Other interest bearing deposits	6,245	49	3.15	7,975	75	3.77
Total interest earning assets	6,558,031	115,237	7.05	4,923,539	84,541	6.89
Assets available for sale	399,584			406,441
Non-interest earning assets	931,340			537,013
Total assets	$ 7,888,955			$ 5,866,993

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 1,181,417	$ 9,293	3.16%	$ 632,131	$ 3,318	2.11%
Savings deposits	438,093	813	0.74	440,287	752	0.69
Time deposits	2,980,418	36,231	4.88	2,380,665	25,515	4.30
Short-term borrowings	793,983	9,390	4.74	619,977	6,564	4.25
Long-term borrowings and junior subordinated notes	353,081	5,316	5.96	223,309	3,410	6.04
Total interest bearing liabilities	5,746,992	61,043	4.26	4,296,369	39,559	3.69
Non-interest bearing deposits	848,459			624,356
Liabilities held for sale	368,892			377,057
Other non-interest bearing liabilities	74,796			59,645
Stockholders’ equity	849,816			509,566
Total liabilities and stockholders’ equity	$ 7,888,955			$ 5,866,993
Net interest income/interest rate spread (4)		$ 54,194	2.79%		$ 44,982	3.20%
Taxable equivalent adjustment		1,840			1,445
Net interest income, as reported		$ 52,354			$ 43,537
Net interest margin (5)			3.20%			3.55%
Tax equivalent effect			0.11%			0.11%
Net interest margin on a fully tax equivalent basis (5)			3.31%			3.66%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $1.8 million for both the three months ended June 30, 2007 and 2006.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $9.2 million, or 20.5%, to $54.2 million for the three months ended June 30, 2007 from $45.0 million for the three months ended June 30, 2006.  Tax-equivalent interest income increased by $30.7 million due to a $1.6 billion, or 33.2%, increase in average interest earning assets and an increase in overall short-term interest rates.  The yield on average interest earning assets increased 16 basis points to 7.05%.  The increase in average interest earning assets was primarily due to the acquisition of FOBB and organic growth.  Interest expense increased by $21.5 million due to a $1.5 billion, or 33.8%, increase in average interest bearing liabilities.  The increase in average interest bearing liabilities was primarily due to the acquisition of FOBB.  The rate on average interest bearing liabilities increased 57 basis points to 4.26% due to the increase in overall short-term interest rates and the acquisition of FOBB.

The net interest margin expressed on a fully tax equivalent basis for the second quarter of 2007 decreased by 35 basis points from 3.66% in the second quarter of 2006 due to the acquisition of FOBB, the inverted yield curve, continued tight credit spreads on loans and fierce competition for deposits.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$ 5,033,713	$ 190,416	7.63%	$ 3,578,883	$ 133,166	7.50%
Loans exempt from federal income taxes (3)	11,410	478	8.33	3,481	117	6.69
Taxable investment securities	1,135,660	27,511	4.84	1,007,861	22,604	4.49
Investment securities exempt from federal income taxes (3)	359,384	10,195	5.64	283,520	7,927	5.56
Federal funds sold	11,515	302	5.22	8,824	205	4.62
Other interest bearing deposits	6,412	99	3.11	9,436	174	3.72
Total interest earning assets	6,558,094	229,001	7.04	4,892,005	164,193	6.77
Assets held for sale	393,783			389,190
Non-interest earning assets	932,505			534,840
Total assets	$ 7,884,382			$ 5,816,035

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 1,126,142	$ 17,023	3.05%	$ 626,747	$ 6,042	1.94%
Savings deposits	448,543	1,677	0.75	449,284	1,595	0.72
Time deposits	3,026,265	73,090	4.87	2,311,156	47,497	4.14
Short-term borrowings	769,463	18,008	4.72	665,154	13,925	4.22
Long-term borrowings and junior subordinated notes	373,816	11,216	5.97	214,091	6,515	6.05
Total interest bearing liabilities	5,744,229	121,014	4.25	4,266,432	75,574	3.57
Non-interest bearing deposits	853,771			618,771
Liabilities held for sale	362,630			360,113
Other non-interest bearing liabilities	72,957			60,488
Stockholders’ equity	850,795			510,231
Total liabilities and stockholders’ equity	$ 7,884,382			$ 5,816,035
Net interest income/interest rate spread (4)		$ 107,987	2.79%		$ 88,619	3.20%
Taxable equivalent adjustment		3,736			2,816
Net interest income, as reported		$ 104,251			$ 85,803
Net interest margin (5)			3.21%			3.54%
Tax equivalent effect			0.11%			0.11%
Net interest margin on a fully tax equivalent basis (5)			3.32%			3.65%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $3.5 million and $3.4 million for the six months ended June 30, 2007 and 2006, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $19.4 million, or 21.9%, to $108.0 million for the six months ended June 30, 2007 from $88.6 million for the six months ended June 30, 2006.  Tax-equivalent interest income increased by $64.8 million due to a $1.7 billion, or 34.1%, increase in average interest earning assets and an increase in overall short-term interest rates.  The yield on average interest earning assets increased 27 basis points to 7.04%.  The increase in average interest earning assets was primarily due to the acquisition of FOBB and organic growth.  Interest expense increased by $45.4 million due to a $1.5 billion, or 34.6%, increase in average interest bearing liabilities.  The increase in average interest bearing liabilities was primarily due to the acquisition of FOBB.  The rate on average interest bearing liabilities increased 68 basis points to 4.25% due to the increase in overall short-term interest rates and the acquisition of FOBB.

The net interest margin expressed on a fully tax equivalent basis for the six months ended June 30, 2007, decreased by 33 basis points from 3.65% for the six months ended June 30, 2006, due to the acquisition of FOBB, the inverted yield curve, continued tight credit spreads on loans and fierce competition for deposits.

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

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Compared to June 30, 2006			Compared to June 30, 2006
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change

Interest Earning Assets:
Loans	$ 27,701	$ (81)	$ 27,620	$ 54,981	$ 2,269	$ 57,250
Loans exempt from federal income taxes (1)	67	4	71	326	35	361
Taxable investment securities	1,264	726	1,990	3,007	1,900	4,907
Investment securities exempt from federal income taxes (1)	984	75	1,059	2,150	118	2,268
Federal funds sold	(25)	7	(18)	69	28	97
Other interest bearing deposits	(15)	(11)	(26)	(50)	(25)	(75)
Total increase (decrease) in interest income	29,976	720	30,696	60,483	4,325	64,808

Interest Bearing Liabilities:
NOW and money market deposit accounts	3,797	2,178	5,975	6,411	4,570	10,981
Savings deposits	(4)	65	61	(3)	85	82
Time deposits	6,991	3,725	10,716	16,340	9,253	25,593
Short-term borrowings	1,994	832	2,826	2,331	1,752	4,083
Long-term borrowings and junior subordinated notes	1,955	(49)	1,906	4,793	(92)	4,701
Total increase (decrease) in interest expense	14,733	6,751	21,484	29,872	15,568	45,440
Increase (decrease) in net interest income	$ 15,243	$ (6,031)	$ 9,212	$ 30,611	$ (11,243)	$ 19,368

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets decreased $57.0 million or 0.7% from $8.0 billion at December 31, 2006 to $7.9 billion at June 30, 2007.  Net loans increased by $217.9 million, or 8.9% on an annualized basis, to $5.1 billion at June 30, 2007 from $4.9 billion at December 31, 2006.  In aggregate, commercial related credits grew by $246.9 million, or 13.0% on a combined annualized basis.  See “Loan Portfolio” section below for further analysis.  Investment securities available for sale decreased by $239.3 million, or 14.7%, to $1.4 billion at June 30, 2007 from $1.6 billion at December 31, 2006.  Our investment security portfolio continued to decrease, as a majority of Government sponsored agency and enterprise securities that have been sold or matured have not been replaced due to the lack of attractive investment opportunities.  We had no securities classified as held-to-maturity or trading as of June 30, 2007.

Total liabilities did not change significantly from December 31, 2006 to June 30, 2007.  Total deposits decreased by $57.3 million or 1.0% to $5.5 billion at June 30, 2007 from $5.6 billion at December 31, 2006, primarily due to a decline in non-interest bearing deposits of $45.0 million, and a decline in brokered deposit accounts of $174.9 million, partially offset by an increase in money market and NOW accounts of $181.1 million.  Long-term borrowings decreased $59.6 million.  This decrease was primarily due to a $73.0 million decrease in Federal Home Loan Bank advances as a result of long-term advances being reclassified to short-term advances during the first six months of 2007, partially offset by a $15 million increase in subordinated debt during the first six months of 2007.  Short-term borrowings increased by $94.6 million due to an increase in Federal Home Loan Bank advances of $214.2 million partially offset by decreases in Federal funds purchased and company repurchase agreements of $95.6 million and $36.9 million, respectively.  See "Funding Mix" section below for further analysis.

We have $61.7 million of junior subordinated notes issued to capital trusts with a fixed coupon rate of 8.6% outstanding that become callable at par in September 2007.  Given the current interest rates available on this type of debt, we anticipate calling these notes.  Based on the number of fully diluted shares outstanding as of June 30, 2007, we estimate that we would incur approximately $2 million, or $0.03 to $0.04 per diluted share, of additional interest expense in the third quarter of 2007 if these notes are called.

Total stockholders’ equity decreased $4.6 million, or 0.5% to $842.3 million at June 30, 2007 compared to $847.0 million at December 31, 2006.  The decrease was primarily due to a $26.2 million increase in treasury stock and a $4.4 million increase in accumulated other comprehensive loss, partially offset by a $26.0 million dollar increase in retained earnings.  The increase in treasury stock was primarily due to the repurchase of outstanding shares, partially offset by shares reissued due to the exercise of stock options during the first six months of 2007.  The increase in accumulated other comprehensive loss was due to a change in unrealized loss on investment securities available for sale.  The increase in retained earnings was due to net income of $39.2 million partially offset by $13.2 million, or $0.36 per share, in cash dividends.

At June 30, 2007, the our total risk-based capital ratio was 11.62%; Tier 1 capital to risk-weighted assets ratio was 10.09% and Tier 1 capital to average asset ratio was 8.25%.  MB Financial Bank, N.A. and Union Bank, N.A. were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at March 31, 2007.

See Note 3 of the notes to our consolidated financial statements for additional information on assets and liabilities held for sale.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	June 30,		December 31,		June 30,
	2007		2006		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial related credits:
Commercial loans	$ 1,161,267	22%	$ 1,020,708	21%	$ 855,091	23%
Commercial loans collateralized by assignment of lease payments (lease loans)	437,581	9%	392,063	8%	305,230	8%
Commercial real estate	1,601,329	31%	1,573,144	32%	1,303,449	35%
Construction real estate	884,560	17%	851,896	16%	611,438	17%
Total commercial related credits	4,084,737	79%	3,837,811	77%	3,075,208	83%
Other loans:
Residential real estate	572,823	11%	591,141	12%	388,863	10%
Indirect vehicle	131,308	2%	110,573	2%	-	-%
Home equity	348,336	7%	381,612	8%	216,199	6%
Consumer loans	52,302	1%	50,357	1%	21,701	1%
Total other loans	1,104,769	21%	1,133,683	23%	626,763	17%

Gross loans (1)	5,189,506	100%	4,971,494	100%	3,701,971	100%
Allowance for loan losses	(59,058)		(58,983)		(42,988)
Net loans	$ 5,130,448		$ 4,912,511		$ 3,658,983

(1)	Gross loan balances at June 30, 2007, December 31, 2006, and June 30, 2006 are net of unearned income, including net deferred loan fees of $2.9 million, $3.0 million, and $2.8 million, respectively.

Commercial related credits increased by $246.9 million, or 13.0% on an annualized basis, to $4.1 billion at June 30, 2007 from $3.8 billion at December 31, 2006.  The increase in commercial related credits from December 31, 2006 to June 30, 2007 was primarily due to growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development.  Loan balances in all categories increased from June 30, 2006 to June 30, 2007 due to the acquisition of FOBB and organic growth.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollar amounts in thousands):

	June 30, 2007	December 31, 2006	June 30, 2006
Non-performing loans:
Non-accrual loans	$ 21,799	$ 21,164	$ 15,887
Loans 90 days or more past due, still accruing interest	-	304	-
Total non-performing loans	21,799	21,468	15,887
Other real estate owned	111	2,844	37
Repossessed vehicles	188	192	-
Total non-performing assets	$ 22,098	$ 24,504	$ 15,924
Total non-performing loans to total loans	0.42%	0.43%	0.43%
Allowance for loan losses to non-performing loans	270.92%	274.75%	270.59%
Total non-performing assets to total assets	0.28%	0.31%	0.27%

Allowance for Loan Losses

Management believes the allowance for loan losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. Selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are subject to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, materially different financial condition or results of operations is a reasonable possibility.

We maintain our allowance for loan losses at a level that management believes is appropriate to absorb probable losses on existing loans based on an evaluation of the collectibility of loans, underlying collateral and prior loss experience.

Our allowance for loan losses is comprised of three elements: a general loss reserve; a specific reserve for non-performing and potential problem loans; and a reserve for smaller-balance homogenous loans.  Each element is discussed below.

General Loss Reserve.  We maintain a general loan loss reserve for the four categories of commercial-related loans in our portfolio - commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans.  We use a loan loss reserve model that incorporates the migration of loan risk rating and historical default data over a multi-year period (minimum of five years).  Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or any loan committee.  A loan rated one represents those loans least likely to default and nine represents those most likely to default.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  Estimated loan default factors are multiplied by individual loan balances in each risk-rating category and again multiplied by an historical loss given default estimate for each loan type (which incorporates estimated recoveries) to determine an appropriate level of allowance by loan type.  This approach is applied to the commercial, commercial real estate and construction real estate components of the portfolio.  Moody’s Corporation migration factors, rather than the Company’s actual loss and migration experience, are used to develop estimated default factors for lease loans, since we do not have sufficient loss experience to develop statistically reliable factors of our own.

Other components may be added to the general loss reserve depending on other inherent risks in the portfolio.  As a result of higher than expected losses on general contractor loans as of June 30, 2007, a general loss factor was included for contractor loans that met certain guidelines by adjusting upward estimated default and loss given default factors.

The general allowance for loan losses also includes estimated losses resulting from macroeconomic factors and imprecision of our loan loss model.  Macroeconomic factors adjust the allowance for loan losses upward or downward based on the current point in the economic cycle and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, construction real estate and lease loan components. To determine our macroeconomic factors, we use specific economic data that has a statistical correlation to loan losses.  We annually review this data to determine that such a correlation continues to exist.

Model imprecision accounts for the possibility that our limited loan loss history may result in inaccurate estimated default and loss given default factors.  Factors for imprecision modify estimated default factors calculated by our migration analysis and are based on the standard deviation of each estimated default factor.  We do not apply imprecision factors to the lease portfolio, as we use migration factors that incorporate approximately 30 years of data from Moody’s Corporation.

The general loss reserve was $50.7 million as of June 30, 2007, and $49.2 million as of December 31, 2006.  The increase in this component of the allowance was primarily due to the increase in the size of our loan portfolio.

Specific Reserves. Our allowance for loan losses also includes specific reserves on nonperforming and potential problem loans. At quarter end, nonperforming and potential problem loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing the loan.   The total specific reserve component of the allowance was $5.4 million as of June 30, 2007 and $6.9 million as of December 31, 2006.   The decrease in specific reserve relates to the decrease in nonperforming and potential problem loans in the portfolio.

Smaller Balance Homogenous Loans. Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.   Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one year time horizon.  For improved accuracy, indirect vehicle loan losses are estimated using a combination of our historical loss statistics as well as industry loss statistics.  A reserve is maintained above the calculated amount for homogeneous loans to account for our limited loss experience and economic uncertainties.  The reserves for smaller balance homogenous loans totaled $2.9 million at June 30, 2007, and December 31, 2006, as the portfolio remained relatively unchanged.

Prior to December 31, 2005, we designated a portion of our allowance for loan losses as unallocated to account for macroeconomic and precision uncertainties.  During 2005, the methodology used to determine our allowance for loan losses was refined and macroeconomic and imprecision factors were calculated for each loan type. As a result, the portion of our reserve previously designated as unallocated was fully allocated to specific loan categories as of December 31, 2005. This change accounts for a majority of the increase in the allowance for loan losses for each loan type when comparing year-end 2005 to prior periods.  In the past, unallocated reserves represented model imprecision and macroeconomic factors for the entire portfolio.  The allocation of unallocated reserves to the various components of the loan portfolio was done to more accurately present the allowance for loan losses by ascribing macroeconomic and imprecision factors to each loan category rather than the loan portfolio as a whole.

Loan quality is monitored closely by management and is reviewed by our bank subsidiaries' boards of directors at their regularly scheduled meetings. We consistently apply our methodology for determining the appropriateness of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs and management's evaluation of the loan portfolio.

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Balance at beginning of period	$ 58,705	$ 42,354	$ 58,983	$ 42,290
Provision for loan losses	3,000	1,500	6,813	2,600
Charge-offs	(4,046)	(1,971)	(8,400)	(3,392)
Recoveries	1,399	1,105	1,662	1,490
Balance	$ 59,058	$ 42,988	$ 59,058	$ 42,988
Total loans	$ 5,189,506	$ 3,701,971	$ 5,189,506	$ 3,701,971
Average loans	$ 5,099,822	$ 3,637,530	$ 5,045,123	$ 3,582,364
Ratio of allowance for loan losses to total loans	1.14%	1.16%	1.14%	1.16%
Net loan charge-offs to average loans (annualized)	0.21%	0.10%	0.27%	0.11%

Net charge-offs increased by $4.8 million to $6.7 million in the six months ended June 30, 2007 from $1.9 million in the six months ended June 30, 2006.

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

We define potential problem loans as loans rated substandard or doubtful which are included on the watch list presented to our bank subsidiaries’ boards of directors that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans), but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Our decision to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that we recognize potential problem loans carry a higher probability of default.  The aggregate principal amounts of potential problem loans as of June 30, 2007, December 31, 2006 and June 30, 2006 were approximately $21.3 million, $23.9 million and $32.5 million, respectively.

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

Lease investments by categories follow (in thousands):

	June 30,	December 31,	June 30,
	2007	2006	2006

Direct finance leases:
Minimum lease payments	$ 41,089	$ 45,438	$ 41,322
Estimated unguaranteed residual values	5,589	5,963	5,303
Less: unearned income	(4,447)	(4,832)	(3,879)
Direct finance leases (1)	$ 42,231	$ 46,569	$ 42,746

Leveraged leases:
Minimum lease payments	$ 30,969	$ 28,005	$ 29,132
Estimated unguaranteed residual values	4,048	3,664	3,585
Less: unearned income	(2,856)	(2,237)	(1,956)
Less: related non-recourse debt	(28,696)	(26,104)	(27,466)
Leveraged leases (1)	$ 3,465	$ 3,328	$ 3,295

Operating leases:
Equipment, at cost	$ 141,374	$ 142,828	$ 134,615
Less accumulated depreciation	(61,021)	(62,570)	(68,284)
Lease investments, net	$ 80,353	$ 80,258	$ 66,331

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $13.0 million at June 30, 2007, $10.5 million at December 31, 2006 and $9.2 milion at June 30, 2006.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 1,640 leases at June 30, 2007 compared to 1,670 leases at December 31, 2006 and 1,562 leases at June 30, 2006.  The average residual value per lease schedule was approximately $20 thousand at June 30, 2007, December 31, 2006, and June 30, 2006.  The average residual value per master lease schedule was approximately $211 thousand at June 30, 2007, $190 thousand at December 31, 2006, and $175 thousand as June 30, 2006.

At June 30, 2007, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term December 31,	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
2007	$ 1,325	$ 158	$ 3,304	$ 4,787
2008	1,457	1,269	3,736	6,462
2009	1,377	943	5,334	7,654
2010	760	1,372	2,611	4,743
2011	315	306	6,546	7,167
2012 and thereafter	355	-	1,590	1,945
	$ 5,589	$ 4,048	$ 23,121	$ 32,758

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At June 30, 2007		At December 31, 2006		At June 30, 2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$ 1,290	$ 1,274	$ 11,287	$ 11,248	$ 11,447	$ 11,348
U.S. Government agencies	417,647	414,620	666,854	665,435	317,175	311,544
States and political subdivisions	392,378	386,040	369,204	370,036	303,947	298,937
Mortgage-backed securities	496,675	489,345	505,241	495,215	541,435	525,026
Corporate bonds	28,024	27,643	27,477	27,316	46,779	45,715
Equity securities	70,068	69,856	58,627	58,551	51,134	50,898
Debt securities issued by foreign governments	298	298	547	547	39	39
Total	$ 1,406,380	$ 1,389,076	$ 1,639,237	$ 1,628,348	$ 1,271,956	$ 1,243,507

FUNDING MIX

The following table shows the composition of our core and wholesale funding resources as of the dates indicated (dollars in thousands):

	June 30,		December 31,		June 30,
	2007		2006		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Core funding:
Non-interest bearing deposits	$ 879,338	13%	$ 924,371	14%	$ 635,679	13%
Money market and NOW accounts	1,221,893	18%	1,040,818	16%	661,199	13%
Savings accounts	429,625	7%	473,727	7%	429,745	9%
Certificates of deposit	2,270,184	34%	2,332,571	35%	1,474,170	29%
Customer repurchase agreements	326,194	5%	314,441	4%	197,490	4%
Total core funding	5,127,234	77%	5,085,928	76%	3,398,283	68%

Wholesale funding:
Public funds deposits	327,560	5%	239,492	4%	161,269	3%
Brokered deposit accounts	394,644	6%	569,574	9%	775,962	16%
Other short-term borrowings	456,959	7%	374,063	5%	413,422	8%
Long-term borrowings	186,322	3%	245,880	4%	96,516	2%
Junior subordinated notes issued to capital trusts	166,657	2%	179,162	2%	123,526	3%
Total wholesale funding	1,532,142	23%	1,608,171	24%	1,570,695	32%

Total funding	$ 6,659,376	100%	$ 6,694,099	100%	$ 4,968,978	100%

Our percentage of core funding to total funding increased from December 31, 2006 to June 30, 2007.  We typically experience a cyclical increase in non-interest bearing deposits during the month of December and a cyclical decrease in non-interest bearing deposits during the first six months of a year.  The increase in our total core funding and total funding from June 30, 2006 to June 30, 2007, was due to the acquisition of FOBB and organic growth.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from continuing operating activities primarily include net income for the quarter, adjusted for items in net income that did not impact cash.  Net cash provided by continuing operating activities increased by $22.5 million to $68.0 million for the six months ended June 30, 2007, from $45.5 million for the six months ended June 30, 2006.  The increase was primarily due to a net decrease in other assets for the six months ended June 30, 2007, primarily due to the sale of artwork and a decrease in other real estate owned.

Cash used in continuing investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the six months ended June 30, 2007, the Company had net cash flows provided by continuing investing activities of $5.2 million, compared to net cash flows used in continuing investing activities of $188.2 million for the six months ended June 30, 2006.  The change in cash flows from continuing investing activities was primarily due to a majority of our Government sponsored agencies and enterprise securities that were sold or matured during the six months ended June 30, 2007, not being replaced due to the lack of attractive investment opportunities.  These proceeds were used to fund loan growth as discussed below.

Cash flows from continuing financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the six months ended June 30, 2007, the Company had net cash flows used in continuing financing activities of $63.4 million, compared to net cash provided by continuing financing activities of $149.4 million for the six months ended June 30, 2006.  The change in cash flows from continuing financing activities was primarily due to the Company using wholesale funding during the six months ended June 30, 2006, to fund its loan growth.  During the first six months of 2007, the Company used the proceeds generated from the sales and maturities of investment securities to fund its loan growth.

Cash flows from discontinued operating activities, investing activities and financing activities are reflected in the cash flow statement as separate amounts below net cash flows provided by continuing activities.  Management does not anticipate that the absence of the cash flows from discontinued operations will significantly impact the Company’s future liquidity or capital resources.  The Company intends to use the funds generated from the sale of discontinued operations to pay off a portion of its outstanding debt and/or repurchase additional outstanding shares of the Company’s common stock.

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

In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at June 30, 2007, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $410.0 million for a short time from these banks on a collective basis.  Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and has the ability to borrow from the Federal Home Loan Bank.  We also have a $30 million correspondent bank line of credit at the holding company level.  See Note 9 to the Consolidated Financial Statements.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, the temporary curtailment of lending activities, or selling loans.

The following table summarizes our significant contractual obligations and other potential funding needs at June 30, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Time deposits	$ 2,992,388	$ 2,587,976	$ 219,267	$ 58,755	$ 126,390
Long-term borrowings	186,322	5,140	9,084	4,063	168,035
Junior subordinated notes issued to capital trusts	166,657	-	-	-	166,657
Operating leases	22,619	2,985	3,381	1,985	14,268
Capital expenditures	2,175	2,175	-	-	-
Total	$ 3,370,161	$ 2,598,276	$ 231,732	$ 64,803	$ 475,350

Commitments to extend credit and letters of credit	$ 1,909,826

Brokered time deposits maturing in 5 years or more are callable at the Company’s discretion semiannually.

At June 30, 2007, the Company’s total risk-based capital ratio was 11.62%; Tier 1 capital to risk-weighted assets ratio was 10.09% and Tier 1 capital to average asset ratio was 8.25%.  MB Financial Bank, N.A. and Union Bank, N.A. were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at June 30, 2007.

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," "will," "should," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made.  These statements may relate to MB Financial Inc.’s future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items.  By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the possibility that the sale of Union Bank will not be completed within the expected time frame, whether due to delays in receipt of regulatory approval for the transaction or the purchaser's inability to obtain all of the financing it needs to enable it to pay the purchase price; (2) expected cost savings and synergies from our merger and acquisition activities might not be realized within the expected time frames; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and net interest margin; (6) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (7) the ability to adapt successfully to technological changes to meet customers' needs and developments in the market place; (8) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (9) our ability to access cost-effective funding; (10) changes in financial markets; (11) changes in economic conditions in general and in the Chicago metropolitan area in particular; (12) the costs, effects and outcomes of litigation; (13) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (14) changes in accounting principles, policies or guidelines; (15) our future acquisitions of other depository institutions or lines of business; (16) our deposit growth and deposit mix resulting from our new deposit gathering strategy may be less favorable than expected; and (17) the impact of the guidance prepared by the Office of the Comptroller of the Currency regarding concentrations in real estate lending.

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

Asset Liability Management.  Management and our Treasury Group continually monitor our sensitivity to interest rate changes.  It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products.  The strategy we employ to manage our interest rate risk is to measure our risk using an asset/liability simulation model.  The model considers several factors to determine our potential exposure to interest rate risk, including measurement of repricing gaps, duration, convexity, value at risk, and the market value of portfolio equity under assumed changes in the level of interest rates, shape of the yield curves, and general market volatility.  Management controls our interest rate exposure using several strategies, which include adjusting the maturities of securities in our investment portfolio, and limiting fixed rate loans or fixed rate deposits with terms of more than five years.  We also use derivative instruments, principally interest rate swaps, to manage our interest rate risk.  See Note 12 to the Consolidated Financial Statements.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2007 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2007 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 8% and 7%, respectively, in the first three months, 13%, 23%, and 22%, respectively, in the next nine months, 47%, 51% and 50%, respectively, from one year to five years, and 36%, 18%, and 21%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 92	92 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$ 3,314	$ 45	$ 263	$ -	$ 3,622
Federal funds sold	-	-	-	-	-
Investment securities available for sale	132,925	135,344	587,814	532,993	1,389,076
Loans held for sale	-	-	-	-	-
Loans	3,115,435	694,852	1,303,720	75,499	5,189,506
Total interest earning assets	$ 3,251,674	$ 830,241	$ 1,891,797	$ 608,492	$ 6,582,204
Interest Bearing Liabilities:
NOW and money market deposit
accounts	$ 78,444	$ 236,493	$ 603,824	$ 303,132	$ 1,221,893
Savings deposits	31,689	94,515	214,505	88,916	429,625
Time deposits	1,314,732	1,422,123	249,350	6,183	2,992,388
Short-term borrowings	399,355	383,798	-	-	783,153
Long-term borrowings	67,552	3,805	13,147	101,818	186,322
Junior subordinated notes issued
to capital trusts	98,802	-	-	67,855	166,657
Total interest bearing liabilities	$ 1,990,574	$ 2,140,734	$ 1,080,826	$ 567,904	$ 5,780,038
Rate sensitive assets (RSA)	$ 3,251,674	$ 4,081,915	$ 5,973,712	$ 6,582,204	$ 6,582,204
Rate sensitive liabilities (RSL)	1,990,574	4,131,308	5,212,134	5,780,038	5,780,038
Cumulative GAP	1,261,100	(49,393)	761,578	802,166	802,166
(GAP=RSA–RSL)
RSA/Total assets	41.05%	51.53%	75.41%	83.09%	83.09%
RSL/Total assets	25.13%	52.15%	65.80%	72.97%	72.97%
GAP/Total assets	15.92%	(0.62%)	9.61%	10.13%	10.13%
GAP/RSA	38.78%	(1.21%)	12.75%	12.19%	12.19%

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

Based on simulation modeling which assumes immediate changes in interest rates at June 30, 2007 and December 31, 2006, we believe that our net interest income would change over a one-year period due to changes in interest rates as follows (dollars in thousands):

Immediate	Change in Net Interest Income Over One Year Horizon
Changes in	At June 30, 2007		At December 31, 2006
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$4,128	1.90%	$2,237	1.00%
+ 1.00	2,342	1.08	1,752	0.78
(1.00)	(9,091)	(4.19)	(2,574)	(1.15)
(2.00)	(13,154)	(6.06)	(8,683)	(3.89)

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

Gradual	Change in Net Interest Income Over One Year Horizon
Changes in	At June 30, 2007		At December 31, 2006
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$2,094	0.96%	$1,589	0.71%
+ 1.00	1,215	0.56	1,245	0.56
(1.00)	(2,051)	(0.94)	(1,878)	(0.84)
(2.00)	(3,414)	(1.57)	(3,352)	(1.50)

In both the immediate and gradual interest rate sensitivity tables above, changes in net interest income between June 30, 2007 and December 31, 2006 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

We also review our interest rate sensitivity under certain scenarios in which the general shape of the yield curve changes.  One such scenario is a gradual reversion to a normal yield curve, based on the mean value for the appropriate periods on the yield curve.  Gradual reversion to a normal yield curve assumes a gradual decrease in interest rates for 3 months and 1 year to 3.96% and 4.03% from 5.32% and 5.36%, respectively, and a gradual rise in long-term interest rates for 15 year and 30 year to 5.78% and 5.91% from 5.76% and 5.82%, respectively.  Under this scenario, our net interest income is projected to increase by $6.5 million or 2.97% over a one year period.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2007 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended June 30, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table sets forth information for the three months ended June 30, 2007 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2007 – April 30, 2007	-	-	-	1,767,900
May 1, 2007 – May 31, 2007	535,500	34.67	535,500	1,232,400
June 1, 2007 - June 30, 2007	117,000	35.32	117,000	1,115,400
Total	652,500	$ 34.79	652,500

(1)
On July 2, 2007, the Company announced its intention to expand its existing stock repurchase program from 1,000,000 to 2,000,000 of its outstanding shares in the open market or in privately negotiated transactions.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 25, 2007, the Company held its Annual Meeting of Stockholders.  Set forth below are the results of the election of directors and the proposal to approve the Company’s Amended and Restated Omnibus Incentive Plan, which were the only matters voted upon at the meeting.

Election of Directors

Name	Votes For	Votes Withheld
Mitchell Feiger	25,333,544	366,690
James N. Hallene	25,291,366	408,868
Richard M. Rieser, Jr.	25,237,285	462,949
Charles J. Gries	25,206,934	493,300

Approval of Amended and Restated Omnibus Incentive Plan

Votes For	Votes Against	Abstentions	Broker Non-Votes
19,203,314	1,696,004	122,775	4,678,141

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.

Date:  August 8, 2007                                                                              By:  /s/ Mitchell Feiger
                               Mitchell Feiger
                               President and Chief Executive Officer
                                                  (Principal Executive Officer)

Date:  August 8, 2007                                                                              By:  /s/ Jill E. York
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

3.1	Charter of the Registrant, as amended(incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 filed on May 15, 2007)
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
10.6A
Amendment to Coal City Corporation 1995 Stock Option Plan ((incorporated herein by reference to Exhibit 10.6A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.7
MB Financial, Inc. Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”) (incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement filed on March 23, 2007 (File No. 0-24566-01))

10.8
Amended and Restated MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-24566-01))

10.9
Amended and Restated MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-24566-01))

10.10
Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to Old MB Financial’s (then known as Avondale Financial Corp.) Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24566))

10.11
Non-Competition Agreement between the Registrant and E.M. Bakwin (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.12
Non-Competition Agreement between the Registrant and Kenneth A. Skopec (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.13
Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

10.13A
Amendment to Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo ((incorporated herein by reference to Exhibit 10.13A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.14
First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit B to the definitive proxy statement filed by First SecurityFed Financial, Inc. on March 24, 1998 (File No. 0-23063))

10.14A
Amendment to First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan ((incorporated herein by reference to Exhibit 10.14A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.15
Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Burton J. Field, Ronald D. Santo, Thomas D. Panos, Jill E. York, and Thomas P. FitzGibbon, Jr. (incorporated herein by reference to Exhibits 10.1 – 10.6 to the Registrant’s Current Report on Form 8-K filed on November 5, 2004 (File No. 0-24566-01))

10.16	Form of Incentive Stock Option Agreement for Executive Officers under the Omnibus Incentive Plan*
10.17	Form of Non-Qualified Stock Option Agreement for Directors under the Omnibus Incentive Plan*
10.18	Form of Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan*
10.19	Form of Restricted Stock Agreement for Directors under the Omnibus Incentive Plan*
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
10.22
First Oak Brook Bancshares, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by First Oak Brook on October 25, 1999 (File No. 333-89647))

10.22A
Amendment to First Oak Brook Bancshares, Inc. Directors Stock Plan incorporated herein by reference to Exhibit 10.22A to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 filed on May 15, 2007)

10.23
Employment Agreement between the Registrant and Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-24566-01))

10.24
Tax Gross Up Agreement between the Registrant and Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-24566-01))

10.25
Form of Supplemental Pension Benefit Agreement for Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.13 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14468))

10.26
Form of Agreement Regarding Post-Employment Restrictive Covenants between the Registrant (as successor to First Oak Brook) and Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.13 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14468))

10.27
First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-14468))

10.27A
Amendment to First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.27A to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 filed on May 15, 2007)

10.28
Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Susan G. Peterson (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-24566-01))

10.29
Form of Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.10 to First Oak Brook's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-14468))

10.29A
First Amendment to Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman ((incorporated herein by reference to Exhibit 10.28A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed March 2, 2007 (File No. 0-24566-01))

10.29B
Second Amendment to Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman ((incorporated herein by reference to Exhibit 10.28B to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed March 2, 2007 (File No. 0-24566-01))

31.1	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Executive Officer)*

EXHIBIT INDEX
Exhibit Number	Description
31.2	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Financial Officer)*
32	Section 1350 Certifications*

*       Filed herewith.