Form 10-Q
period 2007-09-30
MB FINANCIAL INC     /MD
filed 2007-11-08
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

       ☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

      Yes ☐        No ☒

    There were outstanding 35,263,418 shares of the registrant’s common stock as of November 8, 2007.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2007

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 (Unaudited)	3

	Consolidated Statements of Income for the Three and Nine Months ended September 30, 2007 and 2006 (Unaudited)	4-5

	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2007 and 2006 (Unaudited)	6-7

	Notes to Consolidated Financial Statements (Unaudited)	8 – 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 – 36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37 – 39

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	40

	Signatures	41

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2007 and December 31, 2006
(Amounts in thousands, except common share data)
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Cash and due from banks	$ 119,961	$ 142,207
Interest bearing deposits with banks	7,582	5,086
Investment securities available for sale	1,309,424	1,628,348
Loans (net of allowance for loan losses of $61,122 at September 30, 2007
and $58,983 at December 31, 2006)	5,321,410	4,912,511
Assets held for sale	353,028	393,608
Lease investments, net	90,670	80,258
Premises and equipment, net	183,506	194,618
Cash surrender value of life insurance	117,900	114,134
Goodwill, net	379,047	379,047
Other intangibles, net	26,223	28,856
Other assets	91,745	99,625

Total assets	$ 8,000,496	$ 7,978,298

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing	$ 846,699	$ 924,371
Interest bearing	4,703,589	4,656,182
Total deposits	5,550,288	5,580,553
Short-term borrowings	809,935	688,504
Long-term borrowings	187,577	245,880
Junior subordinated notes issued to capital trusts	197,537	179,162
Liabilities held for sale	321,144	361,008
Accrued expenses and other liabilities	79,112	76,239
Total liabilities	7,145,593	7,131,346

Stockholders' Equity
Common stock, ($0.01 par value; authorized 43,000,000 shares at September 30, 2007 and
40,000,000 at December 31, 2006; issued 37,404,087 shares at September 30, 2007 and
37,332,328 at December 31, 2006)	374	373
Additional paid-in capital	440,655	439,502
Retained earnings	475,208	437,353
Accumulated other comprehensive income (loss)	120	(7,602)
Less: 1,809,035 and 666,120 shares of treasury stock, at cost, at September 30,
2007 and December 31, 2006, respectively	(61,454)	(22,674)
Total stockholders' equity	854,903	846,952

Total liabilities and stockholders' equity	$ 8,000,496	$ 7,978,298

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
 (Amounts in thousands, except common share data)
(Unaudited)
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Interest income:
Loans	$ 101,488	$ 82,777	$ 292,214	$ 216,019
Investment securities available for sale:
Taxable	11,983	13,327	39,494	35,932
Nontaxable	3,586	2,911	10,213	8,064
Federal funds sold	52	41	354	246
Other interest bearing accounts	63	70	162	244
Total interest income	117,172	99,126	342,437	260,505
Interest expense:
Deposits	47,942	38,704	139,732	93,839
Short-term borrowings	9,617	7,580	27,625	21,506
Long-term borrowings and junior subordinated notes	5,530	4,402	16,746	10,917
Total interest expense	63,089	50,686	184,103	126,262
Net interest income	54,083	48,440	158,334	134,243
Provision for loan losses	4,500	4,000	11,313	6,600
Net interest income after provision for loan losses	49,583	44,440	147,021	127,643
Other income:
Loan service fees	1,253	1,101	4,178	4,122
Deposit service fees	6,501	4,963	17,283	14,201
Lease financing, net	3,952	2,832	11,692	9,474
Brokerage fees	2,067	2,559	7,735	7,257
Trust and asset management fees	2,490	1,736	8,346	4,590
Net loss on sale of investment securities	(114)	(121)	(2,215)	(527)
Increase in cash surrender value of life insurance	1,288	1,012	3,778	2,780
Net gain (loss) on sale of other assets	293	(296)	9,374	805
Merchant card processing	4,131	1,820	12,054	3,414
Other operating income	1,398	1,630	4,698	3,838
	23,259	17,236	76,923	49,954
Other expense:
Salaries and employee benefits	27,398	23,435	79,210	61,946
Occupancy and equipment expense	6,928	6,267	21,182	17,729
Computer services expense	1,846	1,627	5,520	4,535
Advertising and marketing expense	1,214	1,265	4,068	3,548
Professional and legal expense	593	713	1,779	1,659
Brokerage fee expense	918	1,405	3,592	3,899
Telecommunication expense	681	659	2,051	1,924
Other intangibles amortization expense	874	523	2,633	999
Merchant card processing	3,487	1,689	10,231	3,165
Other operating expenses	4,888	4,317	17,440	12,340
	48,827	41,900	147,706	111,744
Income before income taxes	24,015	19,776	76,238	65,853
Income taxes	6,709	6,058	22,146	19,938
Income from continuing operations	$ 17,306	$ 13,718	$ 54,092	$ 45,915
Discontinued operations
Income from discontinued operations before income taxes	1,499	1,567	4,731	4,771
Income taxes	500	544	1,356	1,660
Income from discontinued operations	999	1,023	3,375	3,111
Net income	$ 18,305	$ 14,741	$ 57,467	$ 49,026

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Common share data:
Basic earnings per common share from continuing operations	$ 0.48	$ 0.44	$ 1.49	$ 1.57
Basic earnings per common share from discontinued operations	0.03	0.03	0.09	0.10
Basic earnings per common share	$ 0.51	$ 0.47	$ 1.59	$ 1.67

Diluted earnings per common share from continuing operations	$ 0.48	$ 0.43	$ 1.47	$ 1.54
Diluted earnings per common share from discontinued operations	0.03	0.03	0.09	0.10
Diluted earnings per common share	$ 0.51	$ 0.46	$ 1.56	$ 1.64

Weighted average common shares outstanding	35,733,165	31,529,245	36,197,787	29,328,102
Diluted weighted average common shares outstanding	36,213,532	32,055,721	36,731,126	29,842,456

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2007	2006
Cash Flows From Continuing Operating Activities:
Net income	$ 57,467	$ 49,026
Net income from discontinued operations	(3,375)	(3,111)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,735	27,516
Amortization of restricted stock awards	1,426	988
Compensation expense for stock option grants	2,401	1,849
Gain on sales of premises and equipment, leased equipment and other assets	(10,731)	(920)
Amortization of other intangibles	2,633	999
Provision for loan losses	11,313	6,600
Deferred income tax benefit	(5,580)	(3,675)
Amortization of premiums and discounts on investment securities, net	1,657	5,471
Accretion of premiums and discounts on loans, net	(2,578)	(943)
Purchase of trading securities	-	(6,392)
Proceeds from the sales of trading securities	-	6,397
Net gain on sale of trading securities	-	(5)
Net loss on sale of investment securities available for sale	2,215	532
Proceeds from sale of loans held for sale	50,721	360,870
Origination of loans held for sale	(50,050)	(19,772)
Net gains on sale of loans held for sale	(671)	(616)
Increase in cash surrender value of life insurance	(3,778)	(2,780)
Deferred gain amortization on interest only securities pool termination	-	(718)
Decrease (increase) in other assets	4,478	(40,261)
Increase (decrease) in other liabilities, net	2,638	(5,689)
Net cash provided by continuing operating activities	87,921	375,366
Cash Flows From Continuing Investing Activities:
Proceeds from sales of investment securities available for sale	224,465	364,550
Proceeds from maturities and calls of investment securities available for sale	344,254	171,992
Purchase of investment securities available for sale	(241,046)	(159,340)
Net increase in loans	(417,634)	(288,985)
Purchases of premises and equipment and leased equipment	(48,083)	(30,203)
Proceeds from sales of premises and equipment and leased equipment	27,884	5,752
Cash paid, net of cash and cash equivalents in acquisitions	-	(58,978)
Principal paid on lease investments	(602)	(555)
Net cash (used in) provided by continuing investing activities	(110,762)	4,233
Cash Flows From Continuing Financing Activities:
Net decrease in deposits	(30,265)	(43,263)
Net increase (decrease) in short-term borrowings	46,431	(287,119)
Proceeds from long-term borrowings	25,698	65,045
Principal paid on long-term borrowings	(9,001)	(49,042)
Proceeds from junior subordinated notes issued to capital trusts	30,000	30,000
Treasury stock transactions, net	(45,130)	(13,943)
Stock options exercised	3,677	2,361
Excess tax benefits from share-based payment arrangements	1,293	993
Dividends paid on common stock	(19,612)	(13,566)
Net cash provided by (used in) continuing financing activities	3,091	(308,534)

Net (decrease) increase in cash and cash equivalents from continuing operations	$ (19,750)	$ 71,065
Cash Flows From Discontinued Operations
Net cash provided by operating activities of discontinued operations	3,925	5,526
Net cash provided by (used in) investing activities of discontinued operations	44,726	(27,957)
Net cash (used in) provided by financing activities of discontinued operations	(43,164)	28,257
Net cash provided by discontinued operations	5,487	5,826

Net (decrease) increase in cash and cash equivalents	$ (14,263)	$ 76,891
Cash and cash equivalents:
Beginning of period (1)	160,050	104,784
End of period (2)	$ 145,787	$ 181,675

(1) Includes balances from discontinued operations	$ 12,757	$ 3,948
(2) Includes balances from discontinued operations	$ 18,244	$ 9,774

MB FINANCIAL, INC. & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)
	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Supplemental Disclosures of Cash Flow Information:

Cash payments from continuing operations for:
Interest paid to depositors and other borrowed funds	$ 186,546	$ 125,012
Income tax paid, net	27,392	31,336

Supplemental Schedule of Noncash Investing Activities from continuing operations:

Loans transferred to other real estate owned	$ 584	$ -
Loans transferred to repossessed vehicles	681	-
Long-term borrowings reclassified to short-term borrowings	75,001	-

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$ -	$ 744,292
Trading securities	-	898
Loans held for sale	-	344,832
Loans, net	-	1,075,277
Premises and equipment, net	-	48,703
Goodwill, net	-	253,783
Other intangibles, net	-	18,233
Cash surrender value of life insurance	-	26,507
Other assets	-	21,321
Total noncash assets acquired:	$ -	$ 2,533,846

Liabilities assumed:
Deposits	-	1,882,754
Short-term borrowings	-	46,937
Long-term borrowings	-	212,414
Junior subordinated notes issued to capital trusts	-	24,775
Accrued expenses and other liabilities	-	12,559
Total liabilities assumed:	-	2,179,439
Net noncash assets acquired:	$ -	$ 354,407

Cash and cash equivalents acquired	-	16,585

Stock issuance in lieu of cash paid in acquisition	-	296,896

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its two wholly owned national bank subsidiaries, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois, and Union Bank, N.A. (“Union Bank”), based in Oklahoma City, Oklahoma.  On June 29, 2007, the Company entered into an agreement to sell Union Bank to Olney Bancshares of Texas, Inc.  This pending divestiture is accounted for in the accompanying financial statements as discontinued operations.  Please see Note 3 to the notes to the unaudited consolidated financial statements for more detail.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice.  Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the year ended December 31, 2006.

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

	Three Months Ended September 30,	Nine Months Ended September 30,

	2006	2006

Net interest income after provision for loan losses	$ 45,326	$ 156,279
Noninterest income	20,627	67,299
Noninterest expense	52,022	150,126
Income before income taxes	13,931	73,452
Income taxes	3,921	22,014
Net income from continuing operations	$ 10,010	$ 51,438

Discontinued operations
Income from discontinued operations before income taxes	1,567	4,771
Income taxes	544	1,660
Income from discontinued operations	$ 1,023	$ 3,111
Net income	$ 11,033	$ 54,549
Common share data:
Basic earnings per common share from continuing operations	0.27	1.41
Basic earnings per common share from discontinued operations	0.03	0.08
Basic earnings per common share	0.30	1.49
Diluted earnings per common share from continuing operations	0.27	1.39
Diluted earnings per common share from discontinued operations	0.03	0.08
Diluted earnings per common share	0.30	1.47
Weighted average common shares outstanding	36,626,650	36,598,106
Diluted weighted average common shares outstanding	37,153,126	37,112,460

NOTE 3.    DISCONTINUED OPERATIONS

As noted in Note 1, on June 29, 2007, we entered into an agreement to sell our Oklahoma City-based subsidiary bank, Union Bank, to Olney Bancshares of Texas, Inc. for approximately $76.9 million, which is based on Union Bank’s book value at closing plus a premium of $46.9 million.  The transaction, subject to customary closing conditions and regulatory approval, is expected to be completed in the fourth quarter of 2007.  Prior to closing, Union Bank will sell to our lead subsidiary bank, MB Financial Bank, approximately $100 million in performing loans  previously purchased from and originated by MB Financial Bank.

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position of Union Bank is reflected on the Company’s balance sheets as “assets held for sale” and “liabilities held for sale”, and the results of operations of Union Bank are reflected in the Company’s statements of income as “discontinued operations.”

The major classes of assets and liabilities for Union Bank held for sale were as follows (in thousands):

	September 30,	December 31,
	2007	2006

ASSETS
Cash and due from banks	$ 6,288	$ 8,728
Interest bearing deposits with banks	5,892	4,027
Federal funds sold	57,064	27,802
Federal Funds sold to MB Financial Bank (1)	(51,000)	(27,800)
Investment securities available for sale	57,802	84,977
Loans (net of allowance for loan losses of $2,748 at September 30, 2007
and $2,634 at December 31, 2006)	262,843	281,953
Premises and equipment, net	3,368	3,001
Cash surrender value of life insurance	6,947	6,759
Other assets	3,824	4,161

Total assets	$ 353,028	$ 393,608

LIABILITIES
Liabilities
Deposits:
Noninterest bearing	$ 48,619	$ 51,823
Interest bearing	262,152	266,856
Total deposits	310,771	318,679
Short-term borrowings	48,451	55,767
Federal Funds sold to MB Financial Bank (1)	(51,000)	(27,800)
Long-term borrowings	11,815	12,558
Accrued expenses and other liabilities	1,107	1,804
Total liabilities	321,144	361,008
(1)	This represents an inter-company elimination between MB Financial Bank and Union Bank.

The results of operations for Union Bank were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Interest income	$ 5,775	$ 6,188	$ 18,559	$ 17,924
Interest expense	2,660	2,875	8,626	7,934
Net interest income	3,115	3,313	9,933	9,990
Provision for loan losses	-	-	250	-
Net interest income after provision for loans losses	3,115	3,313	9,683	9,990
Other income	391	379	1,153	1,226
Other expenses	2,007	2,125	6,105	6,445
Income before income taxes	1,499	1,567	4,731	4,771
Applicable income taxes	500	544	1,356	1,660
Income from discontinued operations	$ 999	$ 1,023	$ 3,375	$ 3,111

NOTE 4.    COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain (loss) on investment securities available for sale arising during the periods, net of tax.  The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income from continuing operations	$ 17,306	$ 13,718	$ 54,092	$ 45,915
Net income from discontinued operations	999	1,023	3,375	3,111
Net income	$ 18,305	$ 14,741	$ 57,467	$ 49,026
Unrealized holding gains on investment securities, net of tax	12,074	11,330	6,268	411
Reclassification adjustments for losses included in net income, net of tax	74	79	1,454	343
Other comprehensive loss, net of tax	12,148	11,409	7,722	754
Comprehensive income	$ 30,453	$ 26,150	$ 65,189	$ 49,780

NOTE 5.    GOODWILL AND INTANGIBLES

Goodwill is subject to at least annual assessments for impairment by applying a fair-value based test.  An acquired intangible asset must be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  No impairment losses on goodwill or other intangibles were incurred in the nine months ended September 30, 2007 or the year ended December 31, 2006.

The following table presents the changes in the carrying amount of goodwill during the nine months ended September 30, 2007 and the year ended December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006

Balance at beginning of period	$ 379,047	$ 125,010
Goodwill from business combinations	-	254,037
Balance at end of period	$ 379,047	$ 379,047

The Company has other intangible assets consisting of core deposit intangibles that have a remaining weighted average amortization period of approximately 6 years.  The following tables present the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value during the nine months ended September 30, 2007 and the year ended December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006

Balance at beginning of period	$ 28,856	$ 12,594
Amortization expense	(2,633)	(1,971)
Other intangibles from business combinations	-	18,233
Balance at end of period	$ 26,223	$ 28,856

Gross carrying amount	$ 47,494	$ 47,494
Accumulated amortization	(21,271)	(18,638)
Net book value	$ 26,223	$ 28,856

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2007	$ 871
2008	3,255
2009	3,116
2010	2,927
2011	2,618
Thereafter	13,436
$ 26,223

NOTE 6.    RECENT ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The Company did not elect early adoption, and is currently evaluating the provisions of SFAS 159 and its potential effect on its financial statements.

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" (SFAS 157).  SFAS  157,  among  other  things,  defines  fair  value, establishes  a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not  change existing  guidance as to whether or not an instrument is carried at fair value.  SFAS 157 is effective for the Company on January 1, 2008. Management is currently evaluating the provisions of SFAS 157 and its potential effect on its financial statements in conjunction with SFAS 159.

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

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Total cost of share-based payment plans during the year	$1,582	$1,196	$3,827	$2,837

Amount of related income tax benefit recognized in income	$529	$419	$1,293	$993

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

During the third quarter of 2006, the Company acquired FOBB.  As a result of this merger, and reflecting adjustments based on the exchange ratio for the stock portion of the merger consideration paid to FOBB stockholders, approximately 250,000 stock options, 6,314 director stock units and 35,000 restricted stock units were assumed by the Company.  These options and units are unrelated to the Omnibus Plan described above.  The following table provides information about options outstanding for the nine months ended September 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(in millions)

Options outstanding as of December 31, 2006	2,328,499	$27.88
Granted	564,847	$34.19
Exercised	(130,080)	$18.75
Expired or cancelled	(5,082)	$32.49
Forfeited	(68,792)	$34.96
Options outstanding as of September 30, 2007	2,689,392	$29.46	6.45	$ 17.7

Options exercisable as of September 30, 2007	1,411,013	$23.02	4.33	$ 17.0

There were 564,847 options granted during the nine months ended September 30, 2007.  The weighted average fair value per share was $6.31.  There were 438,989 options granted during the nine months ended September 30, 2006.  The weighted average fair value per share was $7.98.

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

The following assumptions were used for options granted during the nine month period ended September 30, 2007:

September 30, 2007
Expected volatility	17.17%
Risk free interest rate	4.80%
Dividend yield	2.19%
Expected life	6 years

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $2.1 million and $1.8 million, respectively.

The following is a summary of changes in shares of restricted stock, restricted stock units, and director stock units for the nine months ended September 30, 2007:

		Weighted Average
	Number of Shares	Grant Date Fair Value
Shares Outstanding at December 31, 2006	116,003	$ 38.17
Granted	77,945	33.61
Vested	(41,168)	37.95
Cancelled	(6,186)	37.24
Shares Outstanding at September 30, 2007	146,594	$ 35.85

As of September 30, 2007, there was $9.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  Additionally, as of September 30, 2007, approximately $182 thousand of total unrecognized compensation expense related to nonvested share-based arrangements that were assumed in the acquisition of FOBB.

NOTE 8.    SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30,		December 31,
	2007		2006
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

Federal funds purchased	4.75%	$ 51,000	5.40%	$ 133,100
Assets sold under agreements to repurchase:
Customer repurchase agreements	3.76	341,893	3.72	314,441
Company repurchase agreements	-	-	5.35	36,937
Federal Home Loan Bank advances	5.11	417,042	5.30	204,026

	4.52%	$ 809,935	4.60%	$ 688,504

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

At September 30, 2007, fixed rate FHLB advances had effective interest rates, net of premiums, ranging from 3.20% to 5.40% and are subject to a prepayment fee.  At September 30, 2007, the advances had maturities ranging from October 2007 to September 2008.  At September 30, 2007, there were no variable rate advances outstanding.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank.  As of September 30, 2007, and December 31, 2006, the Company had $436.8 million and $434.3 million, respectively, of loans pledged as collateral for Federal Home Loan Bank advances.

The Company has a $30 million correspondent bank line of credit which has certain debt covenants that require the Company to maintain “Well Capitalized” capital ratios, to have no other debt except in the usual course of business, and requires the Company to maintain minimum financial ratios on return on assets and earnings as well as maintain minimum financial ratios related to the loan loss allowance.  The Company was in compliance with such debt covenants as of September 30, 2007.  The correspondent bank line of credit, which is used for short-term liquidity purposes, is secured by the stock of MB Financial Bank, and its terms are renewed annually.  Interest is payable at a rate of 3 month LIBOR + 0.70%.  There was no balance outstanding as of September 30, 2007, and December 31, 2006.

NOTE 9.    LONG-TERM BORROWINGS

The Company had Federal Home Loan Bank advances with maturities greater than one year of $105.1 million and $184.2 million at September 30, 2007 and December 31, 2006, respectively.  As of September 30, 2007, the advances had fixed terms with effective interest rates, net of premiums, ranging from 4.07% to 5.87%.

The Company had notes payable to banks totaling $16.3 million and $10.5 million at September 30, 2007 and December 31, 2006, respectively, which as of September 30, 2007, were accruing interest at rates ranging from 4.90% to 12.00%.  Lease investments includes equipment with an amortized cost of $19.1 million and $13.6 million at September 30, 2007 and December 31, 2006, respectively, that is pledged as collateral on these notes.

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

On September 29, 2006, the Company entered into a seven year subordinated debt facility under which up to $25 million could be borrowed.  In September of 2007, the Company entered into modification of this facility, which increased the amount that can be borrowed from $25 million to $50 million, lowered the interest rate margin over LIBOR from 1.25% to 1.20% and extended the term of the facility from seven years to ten years (now expiring on October 1, 2017).  The debt can be prepaid at any time without penalty.  During the third quarter of 2006, $10 million was borrowed under the facility. An additional $15 million was borrowed under the facility during the second quarter of 2007.  Interest is payable at a rate of 3 month LIBOR + 1.20%.  The debt matures on October 1, 2017.  In addition, the Company has a $500 thousand ten-year term loan from the same lender.  Interest is payable at a rate of 3 month LIBOR + 0.70%.  As long as the subordinated debt is outstanding, the Company is required to keep the $500 thousand debt outstanding.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2007	$ 1,715
2008	6,090
2009	4,347
2010	2,892
2011	3,390
Thereafter	169,143
$ 187,577

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2007 (in thousands):

	Coal City Capital Trust I	MB Financial Capital Trust I (5)	MB Financial Capital Trust II	MB Financial Capital Trust III
Junior Subordinated Notes:
Principal balance (2)	$ 25,774	$ 61,669	$ 36,083	$ 10,310
Annual interest rate	3-mo LIBOR + 1.80%	8.60% Fixed	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%
Stated maturity date	September 1, 2028	September 30, 2032	September 15, 2035	September 23, 2036
Call date	September 1, 2008	September 30, 2007	September 15, 2010	September 23, 2011

Trust Preferred Securities:
Face value	$ 25,000	$ 59,800	$ 35,000	$ 10,000
Annual distribution rate	3-mo LIBOR + 1.80%	8.60% Fixed	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%
Issuance date	July 1998	August 2002	August 2005	July 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial Capital Trust IV	MB Financial Capital Trust V	FOBB Capital Trust I	FOBB Capital Trust III
Junior Subordinated Notes:
Principal balance (2)	$ 20,619	$ 30,928	$ 6,186	$ 5,155
Annual interest rate	3-mo LIBOR + 1.52%	3-mo LIBOR + 1.30%	10.60% Fixed	3-mo LIBOR + 2.80%
Stated maturity date	September 15, 2036	December 15, 2037	September 7, 2030	January 23, 2034
Call date	September 15, 2011	December 15, 2007 (4)	September 7, 2010 (3)	January 23, 2009

Trust Preferred Securities:
Face value (2)	$ 20,000	$ 30,000	$ 6,000	$ 5,000
Annual distribution rate	3-mo LIBOR + 1.52%	3-mo LIBOR + 1.30%	10.60% Fixed	3-mo LIBOR + 2.80%
Issuance date	August 2006	September 2007	September 2000	December 2003
Distribution dates (1)	Quarterly	Quarterly	Semi-annual	Quarterly
(1)	All distributions are cumulative and paid in cash.
(2)	Amount does not include purchase accounting adjustments totaling a premium of $813 thousand associated with FOBB Capital Trust I and III.
(3)	Callable at a premium through 2020.
(4)	Callable at a premium through 2011.
(5)	As discussed below, these securities were redeemed by the Company on October 2, 2007.

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  As of September 30, 2007, 100% of the trust preferred securities qualified as Tier I capital.  Under the final rule adopted in March 2005, that will take effect March 31, 2009, 80% of the trust preferred securities outstanding, as of September 30, 2007, would qualify as Tier I capital.

On October 2, 2007, the Company redeemed $61.7 million of trust preferred securities issued through MB Financial Capital Trust I.  This redemption was primarily funded with the proceeds of the issuance of $30.0 million of trust preferred securities through MB Financial Capital Trust V on September 20, 2007 and the issuance of $22.5 million of trust preferred securities through MB Financial Capital Trust VI on October 1, 2007.  See Note 13 Subsequent Events.

NOTE 11.    DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $14.9 million and $152.4 million, respectively, at September 30, 2007.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount receivable (payable) for the nine months ended September 30, 2007 and 2006 was approximately $21 thousand and $1.0 million, respectively.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At September 30, 2007, the Company's credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30, 2007					December 31, 2006
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value

Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$ 14,904	$ 381	5.3	7.82%	6.15%	$ 17,001	$ 591
Pay variable/receive fixed swaps (2)	152,449	(3,386)	6.3	4.85%	5.42%	204,275	(4,812)

Non-hedging derivative instruments (3):
Pay fixed/receive variable swaps	93,385	(1,017)	6.6	7.40%	6.78%	57,998	368
Pay variable/receive fixed swaps	100,936	825	6.6	6.64%	7.25%	63,722	(545)
Total portfolio swaps	$ 361,674	$ (3,197)	6.4	6.13%	6.31%	$ 342,996	$ (4,398)
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

At September 30, 2007 and December 31, 2006, the following financial instruments were outstanding whose contract amounts represent off-balance sheet credit risk (in thousands):

	Contract Amount
	September 30, 2007	December 31, 2006
Commitments to extend credit:
Home equity lines	$ 446,732	$ 555,363
Other commitments	1,176,249	1,268,252

Letters of credit:
Standby	125,498	129,135
Commercial	60,023	51,203

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer's needs.  As of September 30, 2007, the maximum remaining term for any standby letter of credit was August 1, 2014.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At September 30, 2007, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $5.2 million to $185.5 million from $180.3 million at December 31, 2006.  Of the $185.5 million in commitments outstanding at September 30, 2007, approximately $43.5 million of the letters of credit have been issued or renewed since December 31, 2006.  The Company had a $1.5 million liability recorded as of September 30, 2007 relating to these commitments.

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

NOTE 13. SUBSEQUENT EVENTS

On October 1, 2007 the Company issued an additional $22.5 million of trust preferred securities at a floating rate of 3 month LIBOR plus 1.30% with an initial rate of 6.53%. On October 2, 2007, the Company redeemed $61.7 million of trust preferred securities with a fixed coupon rate of 8.60%.  As a result of redeeming these securities, the Company will incur approximately $2 million of additional other operating expense attributable to unamortized issuance costs in the fourth quarter of 2007, or approximately $0.04 per diluted share based on the number of fully diluted shares outstanding as of September 30, 2007.

On October 23, 2007, the Company and Richard M. Rieser, Jr., the Company's Vice Chairman, Executive Vice President and Chief Marketing and Legal Strategist, executed a Separation and Settlement Agreement and Mutual Release (the "Separation Agreement").  Pursuant to the Separation Agreement, Mr. Rieser resigned from each of his positions with the Company, including his position as a director of the Company, effective as of the close of business on October 23, 2007.  The Company estimates that, as a result of Mr. Rieser’s termination of service and its related obligations to him, the Company’s earnings for the fourth quarter of 2007 will be reduced by approximately $4 million, or $0.10 to $0.11 per share, due to the associated expense, and that it will realize cost savings, net of tax, of approximately $0.03 per share in 2008.

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

Our net income from continuing operations was $17.3 million for the third quarter of 2007, compared to $13.7 million for the third quarter of 2006.  Our 2007 third quarter results generated an annualized return on average assets from continuing operations of 0.86% and an annualized return on average equity from continuing operations of 8.10%, compared to 0.79% and 8.47%, respectively, for the same period in 2006.  Fully diluted earnings per share from continuing operations for the third quarter of 2007 increased to $0.48 compared to $0.43 per share in the 2006 third quarter.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At September 30, 2007, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $34.2 million.  See Note 1 and Note 6 of the notes to our December 31, 2006 audited consolidated financial statements for additional information.

Income Tax Accounting.  In June 2006, the FASB issued FASB interpretation No.  48,  "Accounting  for  Uncertainty  in  Income  Taxes - an interpretation  of  FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for income  taxes  by  prescribing  the  minimum  recognition  threshold  that a tax position  must  meet  to  be recognized in the financial statements. FIN 48 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for uncertain income tax positions.  As of September 30, 2007, the Company had $3.4 million of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in FIN 48 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of September 30, 2007, the Company had $329 thousand of accrued interest related to tax reserves. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

Results of Continuing Operations

Third Quarter Results

Net income from continuing operations was $17.3 million for the third quarter of 2007, compared to $13.7 million for the third quarter of 2006.  The results for the third quarter of 2007 generated an annualized return on average assets from continuing operations of 0.86% and an annualized return on average equity from continuing operations of 8.10%, compared to 0.79% and 8.47%, respectively, for the same period in 2006.

Net interest income was $54.1 million for the three months ended September 30, 2007, an increase of $5.6 million, or 11.6% from $48.4 million for the comparable period in 2006.  The growth in net interest income reflects an $895.6 million, or 15.6% increase in average interest earning assets, and a $774.7 million, or 15.3%, increase in average interest bearing liabilities.  This was partially offset by approximately 11 basis points of margin compression.  The increase in average interest earning assets and the increase in average interest bearing liabilities was due to the acquisition of FOBB and organic growth.  The net interest margin, expressed on a fully tax equivalent basis, was 3.34% for the third quarter of 2007 and 3.45% for the third quarter of 2006.  The decline in the net interest margin was primarily due to the merger with FOBB.

The provision for loan losses was $4.5 million in the third quarter of 2007 compared to $4.0 million in the third quarter of 2006.  Net charge-offs were $2.4 million in the quarter ended September 30, 2007, compared to $5.0 million in the quarter ended September 30, 2006.  See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income for the quarter ended September 30, 2007 increased $6.0 million, or 34.9% to $23.3 million compared to $17.2 million for the quarter ended September 30, 2006.  Merchant card processing income increased by $2.3 million due to the acquisition of FOBB and an increase in transactions processed during the quarter ended September 30, 2007, compared to the same period in 2006.  Deposit service fees increased $1.5 million, primarily due to the acquisition of FOBB, enhancements made to our courtesy overdraft program, and a fee increase that was implemented during the second quarter of 2007.  Net lease financing increased by $1.1 million due to higher residual realizations during the third quarter of 2007 compared to the third quarter of 2006.  Trust and asset management fees increased $754 thousand, primarily due to the acquisition of FOBB and an increase in fees generated from new customers and expansion of our existing customer relationships during the third quarter of 2007 compared to the same period in 2006.  Brokerage fee income decreased by $492 thousand, primarily due to the sale of our third party brokerage business during the second quarter of 2007.  The decrease in our brokerage fee income was offset by significant corresponding reductions in brokerage expense as a result of selling our third party brokerage business.  Accounts sold were converted to the purchaser’s brokerage operating platform during the middle of the third quarter.  We expect a significant decrease in our brokerage fee revenue in the fourth quarter of 2007 compared to the third quarter of 2007, offset by a significant corresponding reduction in brokerage expense as a result of a full quarter’s impact of the customers converting to the new platform.

Other expense increased by $6.9 million, or 16.5% to $48.8 million for the quarter ended September 30, 2007 from $41.9 million for the quarter ended September 30, 2006.  Salaries and employee benefits expense increased $4.0 million, primarily due to the acquisition of FOBB, organic growth, and an increase in employee stock-based compensation expense.  The increase in employee stock-based compensation expense of approximately $275 thousand was primarily due to the immediate vesting of certain stock-based awards granted during the third quarter of 2007.  Merchant card processing expense increased by $1.8 million due to the acquisition of FOBB and an increase in transactions processed during the quarter ended September 30, 2007, compared to the same period in 2006.  Occupancy and equipment expense increased by $661thousand, primarily due to the acquisition of FOBB and organic growth.  As noted earlier, the decrease in our brokerage fee expense was primarily due to the sale of our third party brokerage business during the second quarter of 2007.  As a result of the events discussed in Note 13 – Subsequent Events, the Company estimates that it will incur approximately $6 million of additional other expense in the fourth quarter of 2007.

Income tax expense for continuing operations increased $651 thousand to $6.7 million in the third quarter of 2007, compared to $6.1 million for the same period in 2006.  The effective tax rate was 27.9% and 30.6% for the quarter ended September 30, 2007 and 2006, respectively.  The decline in the effective tax rate was primarily due to a higher percentage of pre-tax income generated from tax exempt sources for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

Year-To-Date Results

Net income from continuing operations was $54.1 million for the first nine months of 2007, compared to $45.9 million for the first nine months of 2006.  The results for the first nine months of 2007 generated an annualized return on average assets from continuing operations of 0.91% and an annualized return on average equity from continuing operations of 8.51%, compared to 1.00% and 11.06%, respectively, for the first nine months of 2006.

Net interest income was $158.3 million for the nine months ended September 30, 2007, an increase of $24.1 million, or 17.9% from $134.2 million for the comparable period in 2006.  The growth in net interest income reflects a $1.4 billion, or 27.1% increase in average interest earning assets, and a $1.2 billion, or 27.4%, increase in average interest bearing liabilities.  This was partially offset by approximately 25 basis points of margin compression.  The increase in average interest earning assets and the increase in average interest bearing liabilities was due to the acquisition of FOBB and organic growth.  The net interest margin, expressed on a fully tax equivalent basis, was 3.33% for the first nine months of 2007 and 3.58% for the first nine months of 2006.  The decline in the net interest margin was primarily due to the merger with FOBB, the inverted yield curve, continued tight credit spreads on loans, and fierce competition for deposits.

The provision for loan losses was $11.3 million in the first nine months of 2007 compared to $6.6 million in the first nine months of 2006.  Net charge-offs were $9.2 million in the nine months ended September 30, 2007 compared to $6.9 million in the nine months ended September 30, 2006.  See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income for the nine months ended September 30, 2007 increased $27.0 million, or 54.0% to $76.9 million compared to $50.0 million for the nine months ended September 30, 2006.  Net gain on sale of other assets increased by $8.6 million.  During the nine months ended September 30, 2007, we also sold two properties for a total gain of $7.4 million. One property sold was the former headquarters building of FOBB. The total sale price of the building and land was $14.65 million. As part of the transaction, MB Financial Bank agreed to lease back a portion of the building to serve our local retail and commercial customers.  We estimate that this sale will save us approximately $600 thousand in occupancy expense during the 2008 year, plus provide us the opportunity for additional earnings on the proceeds from the sale. The other property sold consisted of vacant land located near our Chicago West Loop office. The sale price was $10.5 million, and the operating expenses and cost savings from selling this property are minimal.  During the nine months ended September 30, 2007, we realized a gain of $1.6 million on the sale of artwork that was acquired as a result of our acquisition of FOBB.  The total sale price of the artwork was $4.6 million.  Merchant card processing income increased by $8.6 million due to the acquisition of FOBB and an increase in transactions processed during the nine months ended September 30, 2007 compared to the same period in 2006.  Trust and asset management fees increased $3.8 million, primarily due to the acquisition of FOBB, a $909 thousand gain realized on the sale of our land trust operations during the first nine months of 2007, an increase in fees generated from new customers, and expansion of our existing customer relationships during the first nine months of 2007 compared to the same period in 2006.  Deposit service fees increased $3.1 million, primarily due to the acquisition of FOBB, enhancements made to our courtesy overdraft program, and a fee increase that was implemented during the second quarter of 2007.  Net lease financing increased $2.2 million, primarily due to higher residual realizations during the first nine months of 2007 compared to the first nine months of 2006.  During the nine months ended September 30, 2007, we sold approximately $468.9 million in investment securities that resulted in a net loss of $2.2 million.  The securities sales will reduce our exposure to callable investment securities that we believed were economically inferior from an interest rate risk standpoint, and the majority of the proceeds were redeployed to service other balance sheet initiatives.

Other expense increased by $36.0 million, or 32.2% to $147.7 million for the nine months ended September 30, 2007 from $111.7 million for the nine months ended September 30, 2006.  Salaries and employee benefits expense increased $17.3 million, primarily due to the acquisition of FOBB and organic growth.  Merchant card processing expense increased by $7.1 million due to the acquisition of FOBB and an increase in transactions processed during the nine months ended September 30, 2007, compared to the same period in 2006.  Other operating expenses increased by $5.1 million, primarily due to a $3.0 million charitable contribution that we made during the nine months ended September 30, 2007.  Occupancy and equipment expense increased by $3.5 million, primarily due to the acquisition of FOBB and organic growth.  Other intangible amortization expense increased by $1.6 million, primarily due to the acquisition of FOBB.

Income tax expense from continuing operations for the nine months ended September 30, 2007 increased $2.2 million to $22.1 million compared to $19.9 million for the same period in 2006.  The effective tax rate was 29.0% and 30.3% for the nine months ended September 30, 2007 and 2006, respectively.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$ 5,268,014	$ 101,396	7.64%	$ 4,292,697	$ 82,730	7.65%
Loans exempt from federal income taxes (3)	7,362	140	7.44	4,056	72	6.95
Taxable investment securities	983,795	11,983	4.87	1,137,303	13,327	4.69
Investment securities exempt from federal income taxes (3)	385,582	5,517	5.60	315,403	4,478	5.56
Federal funds sold	4,214	52	4.83	3,051	41	5.26
Other interest bearing deposits	4,848	63	5.16	5,744	70	4.83
Total interest earning assets	6,653,815	119,151	7.10	5,758,254	100,718	6.94
Assets available for sale	360,785			395,635
Non-interest earning assets	940,049			693,604
Total assets	$ 7,954,649			$ 6,847,493

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 1,297,887	$ 10,930	3.34%	$ 808,025	$ 5,046	2.48%
Savings deposits	417,341	763	0.73	451,963	776	0.68
Time deposits	2,941,884	36,249	4.89	2,841,924	32,882	4.59
Short-term borrowings	816,658	9,617	4.67	638,453	7,580	4.71
Long-term borrowings and junior subordinated notes	356,130	5,530	6.08	314,806	4,402	5.47
Total interest bearing liabilities	5,829,900	63,089	4.29	5,055,171	50,686	3.98
Non-interest bearing deposits	864,165			718,009
Liabilities held for sale	329,540			365,140
Other non-interest bearing liabilities	83,718			66,522
Stockholders’ equity	847,326			642,651
Total liabilities and stockholders’ equity	$ 7,954,649			$ 6,847,493
Net interest income/interest rate spread (4)		$ 56,062	2.81%		$ 50,032	2.96%
Taxable equivalent adjustment		1,979			1,592
Net interest income, as reported		$ 54,083			$ 48,440
Net interest margin (5)			3.22%			3.34%
Tax equivalent effect			0.12%			0.11%
Net interest margin on a fully tax equivalent basis (5)			3.34%			3.45%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $1.7 million, and $1.5 million for the three months ended September 30, 2007, and 2006, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $6.0 million, or 12.1%, to $56.1 million for the three months ended September 30, 2007 from $50.0 million for the three months ended September 30, 2006.  Tax-equivalent interest income increased by $18.4 million due to a $895.6 million, or 15.6%, increase in average interest earning assets and an increase in overall short-term interest rates.  The yield on average interest earning assets increased 16 basis points to 7.10%.  The increase in average interest earning assets was primarily due to the acquisition of FOBB and organic growth.  Interest expense increased by $12.4 million due to a $774.7 million, or 15.3%, increase in average interest bearing liabilities.  The increase in average interest bearing liabilities was primarily due to the acquisition of FOBB and organic growth.  The rate on average interest bearing liabilities increased 31 basis points to 4.29% due to the increase in overall short-term interest rates and the acquisition of FOBB.

The net interest margin expressed on a fully tax equivalent basis for the third quarter of 2007 decreased by 11 basis points from 3.45% in the third quarter of 2006, due to the acquisition of FOBB, the inverted yield curve, continued tight credit spreads on loans and fierce competition for deposits.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$ 5,112,671	$ 291,813	7.63%	$ 3,819,435	$ 215,896	7.56%
Loans exempt from federal income taxes (3)	10,046	618	8.11	3,675	189	6.78
Taxable investment securities	1,084,482	39,493	4.86	1,051,483	35,932	4.56
Investment securities exempt from federal income taxes (3)	368,213	15,712	5.63	294,265	12,406	5.56
Federal funds sold	9,055	354	5.16	6,878	246	4.72
Other interest bearing deposits	5,885	162	3.68	8,192	244	3.98
Total interest earning assets	6,590,352	348,152	7.06	5,183,928	264,913	6.83
Assets held for sale	382,663			391,362
Non-interest earning assets	935,046			588,343
Total assets	$ 7,908,061			$ 6,163,633

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 1,184,019	$ 27,953	3.16%	$ 687,837	$ 11,089	2.16%
Savings deposits	438,028	2,440	0.74	450,187	2,370	0.70
Time deposits	2,997,828	109,339	4.88	2,490,023	80,380	4.32
Short-term borrowings	785,368	27,625	4.70	656,255	21,506	4.38
Long-term borrowings and junior subordinated notes	367,855	16,746	6.00	247,933	10,917	5.81
Total interest bearing liabilities	5,773,098	184,103	4.26	4,532,235	126,262	3.72
Non-interest bearing deposits	857,274			652,214
Liabilities held for sale	351,479			361,807
Other non-interest bearing liabilities	76,584			62,521
Stockholders’ equity	849,626			554,856
Total liabilities and stockholders’ equity	$ 7,908,061			$ 6,163,633
Net interest income/interest rate spread (4)		$ 164,049	2.80%		$ 138,651	3.11%
Taxable equivalent adjustment		5,715			4,408
Net interest income, as reported		$ 158,334			$ 134,243
Net interest margin (5)			3.21%			3.46%
Tax equivalent effect			0.11%			0.12%
Net interest margin on a fully tax equivalent basis (5)			3.33%			3.58%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $5.2 million and $4.9 million for the nine months ended September 30, 2007 and 2006, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $25.4 million, or 18.3%, to $164.0 million for the nine months ended September 30, 2007 from $138.7 million for the nine months ended September 30, 2006.  Tax-equivalent interest income increased by $83.2 million due to a $1.4 billion, or 27.1%, increase in average interest earning assets and an increase in overall short-term interest rates.  The yield on average interest earning assets increased 23 basis points to 7.06%.  The increase in average interest earning assets was primarily due to the acquisition of FOBB and organic growth.  Interest expense increased by $57.8 million due to a $1.2 billion, or 27.4%, increase in average interest bearing liabilities.  The increase in average interest bearing liabilities was primarily due to the acquisition of FOBB and organic growth.  The rate on average interest bearing liabilities increased 54 basis points to 4.26% due to the increase in overall short-term interest rates and the acquisition of FOBB.

The net interest margin expressed on a fully tax equivalent basis for the nine months ended September 30, 2007, decreased by 25 basis points from 3.58% for the nine months ended September 30, 2006, due to the acquisition of FOBB, the inverted yield curve, continued tight credit spreads on loans and fierce competition for deposits.

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

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Compared to September 30, 2006			Compared to September 30, 2006
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change

Interest Earning Assets:
Loans	$ 18,773	$ (107)	$ 18,666	$ 73,778	$ 2,139	$ 75,917
Loans exempt from federal income taxes (1)	63	5	68	386	43	429
Taxable investment securities	(1,854)	510	(1,344)	1,151	2,410	3,561
Investment securities exempt from federal Income taxes (1)	1,004	35	1,039	3,153	153	3,306
Federal funds sold	14	(3)	11	83	25	108
Other interest bearing deposits	(12)	5	(7)	(65)	(17)	(82)
Total increase (decrease) in interest income	17,988	445	18,433	78,486	4,753	83,239

Interest Bearing Liabilities:
NOW and money market deposit accounts	3,736	2,148	5,884	10,259	6,605	16,864
Savings deposits	(61)	48	(13)	(65)	135	70
Time deposits	1,183	2,184	3,367	17,693	11,266	28,959
Short-term borrowings	2,099	(62)	2,037	4,457	1,662	6,119
Long-term borrowings and junior subordinated notes	613	515	1,128	5,447	382	5,829
Total increase (decrease) in interest expense	7,570	4,833	12,403	37,791	20,050	57,841
Increase (decrease) in net interest income	$ 10,418	$ (4,388)	$ 6,030	$ 40,695	$ (15,297)	$ 25,398

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets did not change significantly from December 31, 2006 to September 30, 2007.  Net loans increased by $408.9 million, or 11.1% on an annualized basis, to $5.3 billion at September 30, 2007 from $4.9 billion at December 31, 2006.  In aggregate, commercial related credits grew by $412.3 million, or 13.5% on a combined annualized basis.  See “Loan Portfolio” section below for further analysis.  Investment securities available for sale decreased by $318.9 million, or 19.6%, to $1.3 billion at September 30, 2007 from $1.6 billion at December 31, 2006.  Our investment security portfolio continued to decrease, as a majority of Government sponsored agency and enterprise securities that have been sold or matured have not been replaced due to the lack of attractive investment opportunities.  We had no securities classified as held-to-maturity or trading as of September 30, 2007.

Total liabilities did not change significantly from December 31, 2006 to September 30, 2007.  Total deposits decreased by $30.3 million or 0.5% to $5.6 billion at September 30, 2007 from $5.6 billion at December 31, 2006, primarily due to a decline in brokered deposit accounts of $160.8 million, a decline in certificates of deposit of $96.4 million, a decline in non-interest bearing deposits of $77.7 million, and a decline in savings accounts of $66.1 million, partially offset by an increases in money market and NOW accounts and public funds deposits of $295.3 million and $75.3, respectively.  Long-term borrowings decreased $58.3 million.  This decrease was primarily due to a $79.1 million decrease in Federal Home Loan Bank advances as a result of long-term advances being reclassified to short-term advances during the first nine months of 2007, partially offset by a $15 million increase in subordinated debt during the first nine months of 2007.  Short-term borrowings increased by $121.4 million due to an increase in Federal Home Loan Bank advances of $213.0 million, partially offset by decreases in Federal funds purchased and company repurchase agreements of $82.1 million and $36.9 million, respectively.  See "Funding Mix" section below for further analysis.

On September 20, 2007 we issued $30.0 million of trust preferred securities at a floating rate of 3 month LIBOR plus 1.30% with an initial rate of 6.99%.

Total stockholders’ equity increased $8.0 million, or 0.9% to $854.9 million at September 30, 2007 compared to $847.0 million at December 31, 2006.  The increase was primarily due to a $37.9 million increase in retained earnings and a $7.7 million increase in accumulated other comprehensive income, partially offset by a $38.8 million increase in treasury stock.  The increase in retained earnings was due to net income of $57.5 million partially offset by $19.6 million, or $0.54 per share, in cash dividends.  The increase in accumulated other comprehensive income was due to a change in unrealized gain on investment securities available for sale.  The increase in treasury stock was primarily due to the repurchase of outstanding shares, partially offset by shares reissued due to the exercise of stock options during the first nine months of 2007.

See Note 3 of the notes to our consolidated financial statements for additional information on assets and liabilities held for sale.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	September 30,		December 31,		September 30,
	2007		2006		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial related credits:
Commercial loans	$ 1,261,995	23%	$ 1,020,707	21%	$ 995,231	21%
Commercial loans collateralized by
assignment of lease payments (lease loans)	453,340	8%	392,063	8%	364,696	8%
Commercial real estate (2)	1,915,845	36%	1,804,103	36%	1,796,899	36%
Construction real estate	849,914	16%	851,896	17%	812,477	17%
Total commercial related credits	4,481,094	83%	4,068,769	82%	3,969,303	82%
Other loans:
Residential real estate (2)	362,963	7%	360,183	7%	349,991	7%
Indirect vehicle	142,827	3%	110,573	2%	99,788	2%
Home equity	344,116	6%	381,612	8%	385,922	8%
Consumer loans	51,532	1%	50,357	1%	48,311	1%
Total other loans	901,438	17%	902,725	18%	884,012	18%

Gross loans (1)	5,382,532	100%	4,971,494	100%	4,853,315	100%
Allowance for loan losses	(61,122)		(58,983)		(58,439)
Net loans	$ 5,321,410		$ 4,912,511		$ 4,794,876

(1)
Gross loan balances at September 30, 2007, December 31, 2006, and September 30, 2006 are net of unearned income, including net deferred loan fees of $2.9 million, $3.0 million, and $3.6 million, respectively.

(2)
During the third quarter of 2007, multifamily residential real estate loans were reclassified from residential real estate loans to commercial real estate loans.  Prior periods have been reclassified to conform to the current period’s presentation.

Commercial related credits increased by $412.3 million, or 13.5% on an annualized basis, to $4.5 billion at September 30, 2007 from $4.1 billion at December 31, 2006.  The increase in commercial related credits from December 31, 2006 to September 30, 2007 was primarily due to growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development.  Loan balances in all categories increased from September 30, 2006 to September 30, 2007 primarily due to growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollar amounts in thousands):

	September 30, 2007	December 31, 2006	September 30, 2006
Non-performing loans:
Non-accrual loans	$ 23,901	$ 21,164	$ 19,477
Loans 90 days or more past due, still accruing interest	-	304	435
Total non-performing loans	23,901	21,468	19,912
Other real estate owned	566	2,844	36
Repossessed vehicles	288	192	260
Total non-performing assets	$ 24,755	$ 24,504	$ 20,208
Total non-performing loans to total loans	0.44%	0.43%	0.41%
Allowance for loan losses to non-performing loans	255.73%	274.75%	293.49%
Total non-performing assets to total assets	0.31%	0.31%	0.25%

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

Other components may be added to the general loss reserve depending on other inherent risks in the portfolio.  As a result of higher than expected losses on contractor loans as of September 30, 2007, a general loss factor was included for contractor loans that met certain guidelines by adjusting upward estimated default and loss given default factors.

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

The general loss reserve was $45.3 million as of September 30, 2007, and $49.2 million as of December 31, 2006.  The decrease in this component of the allowance was primarily due to an adjustment to the loan loss reserve model related to construction loans.  This adjustment to the loan loss reserve model was made to more accurately reflect the changes in construction loan portfolio life cycles.

Specific Reserves. Our allowance for loan losses also includes specific reserves on nonperforming and potential problem loans. At quarter end, nonperforming and potential problem loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing the loan.   The total specific reserve component of the allowance was $12.9 million as of September 30, 2007 and $6.9 million as of December 31, 2006.   The increase in specific reserve relates to the increase in nonperforming and potential problem loans in the portfolio.

Smaller Balance Homogenous Loans. Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.   Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one year time horizon.  For improved accuracy, indirect vehicle loan losses are estimated using a combination of our historical loss statistics as well as industry loss statistics.  A reserve is maintained above the calculated amount for homogeneous loans to account for our limited loss experience and economic uncertainties.  The reserves for smaller balance homogenous loans totaled $2.9 million at September 30, 2007, and December 31, 2006, as the portfolio remained relatively unchanged.

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

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended

	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Balance at beginning of period	$ 59,058	$ 42,988	$ 58,983	$ 42,290
Additions from acquisition	-	16,426	-	16,426
Provision for loan losses	4,500	4,000	11,313	6,600
Charge-offs	(3,395)	(6,352)	(11,794)	(9,744)
Recoveries	959	1,377	2,620	2,867
Balance	$ 61,122	$ 58,439	61,122	$ 58,439
Total loans	$ 5,382,532	$ 4,853,315	$ 5,382,532	$ 4,853,315
Average loans	$ 5,275,376	$ 4,296,753	$ 5,112,717	$ 3,823,110
Ratio of allowance for loan losses to total loans	1.14%	1.20%	1.14%	1.20%
Net loan charge-offs to average loans (annualized)	0.18%	0.46%	0.24%	0.24%

Net charge-offs increased by $2.3 million to $9.2 million in the nine months ended September 30, 2007 from $6.9 million in the nine months ended September 30, 2006.

Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including specific reserves, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in our market area.  In addition, federal regulatory authorities, as part of the examination process, periodically review our allowance for loan losses.  Our banking regulators may require us to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination.  Although management believes the allowance for loan losses is sufficient to cover expected losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

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

We define potential problem loans as loans rated substandard or doubtful which are included on the watch list presented to our bank subsidiaries’ boards of directors that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans), but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.  Our decision to include performing loans in potential problem loans does not necessarily mean that we expect losses to occur, but that we recognize potential problem loans carry a higher probability of default.  The aggregate principal amounts of potential problem loans as of September 30, 2007, December 31, 2006 and September 30, 2006 were approximately $45.6 million, $23.9 million and $23.0 million, respectively.

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

Lease investments by categories follow (in thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006

Direct finance leases:
Minimum lease payments	$ 43,953	$ 45,438	$ 42,322
Estimated unguaranteed residual values	5,560	5,963	5,626
Less: unearned income	(5,330)	(4,832)	(4,136)
Direct finance leases (1)	$ 44,183	$ 46,569	$ 43,812

Leveraged leases:
Minimum lease payments	$ 31,804	$ 28,005	$ 26,466
Estimated unguaranteed residual values	4,394	3,664	3,579
Less: unearned income	(2,936)	(2,237)	(2,079)
Less: related non-recourse debt	(29,579)	(26,104)	(24,815)
Leveraged leases (1)	$ 3,683	$ 3,328	$ 3,151

Operating leases:
Equipment, at cost	$ 148,441	$ 142,828	$ 128,991
Less accumulated depreciation	(57,771)	(62,570)	(63,345)
Lease investments, net	$ 90,670	$ 80,258	$ 65,646

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $16.3 million at September 30, 2007, $10.5 million at December 31, 2006 and $9.4 million at September 30, 2006.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 1,892 leases at September 30, 2007, compared to 1,670 leases at December 31, 2006 and 1,591 leases at September 30, 2006.

The average residual value per lease schedule was approximately $18 thousand at September 30, 2007, compared to $20 thousand at December 31, 2006, and $19 thousand September 30, 2006.  The average residual value per master lease schedule was approximately $147 thousand at September 30, 2007, $190 thousand at December 31, 2006, and $179 thousand as September 30, 2006.

At September 30, 2007, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term December 31,	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
2007	$ 663	$ 19	$ 1,754	$ 2,436
2008	1,467	1,260	3,843	6,570
2009	1,386	942	5,554	7,882
2010	1,103	1,842	3,774	6,719
2011	481	331	6,879	7,691
2012 and thereafter	460	-	2,447	2,907
	$ 5,560	$ 4,394	$ 24,251	$ 34,205

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At September 30, 2007		At December 31, 2006		At September 30, 2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities (1)	$ -	$ -	$ 11,287	$ 11,248	$ 11,447	$ 12,232
U.S. Government agencies	326,504	328,040	666,854	665,435	317,175	696,968
States and political subdivisions	396,896	397,807	369,204	370,036	303,947	343,321
Mortgage-backed securities	489,219	487,747	505,241	495,215	541,435	512,249
Corporate bonds	22,120	22,006	27,477	27,316	46,779	46,417
Equity securities	73,584	73,526	58,627	58,551	51,134	67,029
Debt securities issued by foreign governments	298	298	547	547	39	546
Total	$ 1,308,621	$ 1,309,424	$ 1,639,237	$ 1,628,348	$ 1,271,956	$ 1,678,762
(1)	Includes trading securities of $899 thousand at September 30, 2006.

FUNDING MIX

The following table shows the composition of our core and wholesale funding resources as of the dates indicated (dollars in thousands):

	September 30,		December 31,		September 30,
	2007		2006		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Core funding:
Non-interest bearing deposits	$ 846,699	13%	$ 924,371	14%	$ 856,508	13%
Money market and NOW accounts	1,336,162	20%	1,040,818	16%	1,044,863	16%
Savings accounts	407,608	6%	473,727	7%	487,133	7%
Certificates of deposit	2,236,197	33%	2,332,571	35%	2,368,118	35%
Customer repurchase agreements	341,893	5%	314,441	4%	192,038	3%
Total core funding	5,168,559	77%	5,085,928	76%	4,948,660	74%

Wholesale funding:
Public funds deposits	314,826	5%	239,492	4%	316,817	5%
Brokered deposit accounts	408,796	6%	569,574	9%	672,263	10%
Other short-term borrowings	468,042	6%	374,063	5%	280,885	4%
Long-term borrowings	187,577	3%	245,880	4%	285,995	4%
Junior subordinated notes issued to capital trusts	197,537	3%	179,162	2%	179,230	3%
Total wholesale funding	1,576,778	23%	1,608,171	24%	1,735,190	26%

Total funding	$ 6,745,337	100%	$ 6,694,099	100%	$ 6,683,850	100%

Our percentage of core funding to total funding increased from December 31, 2006 to September 30, 2007.  We typically experience a cyclical increase in non-interest bearing deposits during the month of December and a cyclical decrease in non-interest bearing deposits during the last six months of a year.  The increase in our total core funding and total funding from September 30, 2006 to September 30, 2007, was due to organic growth.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from continuing operating activities primarily include net income for the quarter, adjusted for items in net income that did not impact cash.  Net cash provided by continuing operating activities decreased by $287.5 million to $87.9 million for the nine months ended September 30, 2007, from $375.4 million for the nine months ended September 30, 2006.  The decrease was primarily due to a decrease in proceeds from the sale of loans held for sale, partially offset by a net decrease in other assets for the nine months ended September 30, 2007.  The decrease in proceeds from the sale of loans held for sale was primarily due to the sale of $344.8 million of indirect auto loans on September 29, 2006, to remove low yielding assets.  These indirect auto loans were held by Oak Brook Bank and acquired by us as a result of our acquisition of Oak Brook Bank on August 25, 2006.  Subsequent to the indirect auto loan sale, we significantly scaled back our indirect auto origination business.

Cash used in continuing investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the nine months ended September 30, 2007, the Company had net cash flows used in continuing investing activities of $110.8 million, compared to net cash flows provided by continuing investing activities of $4.2 million for the nine months ended September 30, 2006.  The change in cash flows from continuing investing activities was primarily due to the funding of our loan growth for the nine months ended September 30, 2007.

Cash flows from continuing financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the nine months ended September 30, 2007, the Company had net cash flows provided by continuing financing activities of $3.1 million, compared to net cash used in continuing financing activities of $308.5 million for the nine months ended September 30, 2006.  The change in cash flows from continuing financing activities was primarily due to a net increase in short-term borrowings for the nine months ended September 30, 2007, compared to a net decrease in short-term borrowings for the nine months ended September 30, 2006.  The Company used the funds generated from the indirect auto loan sale, as discussed above, to payoff a portion of the Company’s short-term borrowings during the nine months ended September 30, 2006.

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

In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at September 30, 2007, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $410.0 million for a short time from these banks on a collective basis.  Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and has the ability to borrow from the Federal Home Loan Bank.  We also have a $30 million correspondent bank line of credit at the holding company level.  See Note 8 to the Consolidated Financial Statements.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, the temporary curtailment of lending activities, or selling loans.

The following table summarizes our significant contractual obligations and other potential funding needs at September 30, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 -3 Years	3 - 5 Years	More than 5 Years
Time deposits	$ 2,959,819	$ 2,569,767	$ 207,674	$ 57,170	$ 125,208
Long-term borrowings	187,577	6,493	8,791	4,187	168,106
Junior subordinated notes issued to capital trusts	197,537	61,669	-	-	135,868
Operating leases	23,171	3,003	3,888	2,414	13,866
Capital expenditures	2,550	2,550	-	-	-
Total	$ 3,370,654	$ 2,643,482	$ 220,353	$ 63,771	$ 443,048

Commitments to extend credit and letters of credit	$ 1,808,502

The majority of brokered time deposits maturing in 4 years or more are callable at the Company’s discretion quarterly or semiannually.

At September 30, 2007, the Company’s total risk-based capital ratio was 11.83%; Tier 1 capital to risk-weighted assets ratio was 10.31% and Tier 1 capital to average asset ratio was 8.61%.  MB Financial Bank, N.A. and Union Bank, N.A. were each categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at September 30, 2007.

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," "will," "should," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made.  These statements may relate to MB Financial Inc.’s future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items.  By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) the possibility that the sale of Union Bank will not be completed within the expected time frame, whether due to delays in receipt of regulatory approval for the transaction or the purchaser's inability to obtain all of the financing it needs to enable it to pay the purchase price; (2) the possibility that the loss of future income from Union Bank will have a greater impact on our overall earnings per share than we currently anticipate, whether due to our realizing less income than we expect to realize from the loans we will repurchase from Union Bank prior to closing and on our investments of the Union Bank sale proceeds, or due to unfavorable market conditions or other factors impeding our planned stock repurchase activity; (3) the possibility that the actual impact on the Company’s earnings and earnings per share for the fourth quarter of 2007 and for 2008 resulting from the termination of service of Mr. Rieser, as discussed in Note 13- Subsequent Events, will be outside the estimates set forth in this report, whether due to actual benefit amounts to be provided to Mr. Rieser differing from current actuarial estimates of such amounts, or otherwise; (4) expected cost savings and synergies from our merger and acquisition activities might not be realized within the expected time frames; (5) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (6) competitive pressures among depository institutions; (7) interest rate movements and their impact on customer behavior and net interest margin; (8) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (9) the ability to adapt successfully to technological changes to meet customers' needs and developments in the market place; (10) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (11) our ability to access cost-effective funding; (12) changes in financial markets; (13) changes in economic conditions in general and in the Chicago metropolitan area in particular; (14) the costs, effects and outcomes of litigation; (15) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (16) changes in accounting principles, policies or guidelines; (17) our future acquisitions of other depository institutions or lines of business; (18) our deposit growth and deposit mix resulting from our new deposit gathering strategy may be less favorable than expected; and (19) the impact of the guidance prepared by the Office of the Comptroller of the Currency regarding concentrations in real estate lending.

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

Variable or floating rate, assets and liabilities that reprice at similar times and have base rates of similar maturity may still be subject to interest rate risk.  If financial instruments have different base rates, we are subject to basis risk reflecting the possibility that the spread from those base rates will deviate.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2007 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2007 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 8% and 7%, respectively, in the first three months, 13%, 23%, and 22%, respectively, in the next nine months, 44%, 51% and 50%, respectively, from one year to five years, and 39%, 18%, and 21%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 92	92 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$ 7,582	$ -	$ -	$ -	$ 7,582
Federal funds sold	-	-	-	-	-
Investment securities available for sale	137,398	191,157	555,488	425,381	1,309,424
Loans held for sale	-	-	-	-	-
Loans	3,259,312	697,553	1,348,789	76,878	5,382,532
Total interest earning assets	$ 3,404,292	$ 888,710	$ 1,904,277	$ 502,259	$ 6,699,538
Interest Bearing Liabilities:
NOW and money market deposit
accounts	$ 88,719	$ 268,084	$ 646,878	$ 332,481	$ 1,336,162
Savings deposits	30,161	90,360	204,119	82,968	407,608
Time deposits	1,336,533	1,382,378	235,842	5,066	2,959,819
Short-term borrowings	72,523	466,665	143,148	127,599	809,935
Long-term borrowings	67,475	4,779	12,516	102,807	187,577
Junior subordinated notes issued
to capital trusts	129,682	-	-	67,855	197,537
Total interest bearing liabilities	$ 1,725,093	$ 2,212,266	$ 1,242,503	$ 718,776	$ 5,898,638
Rate sensitive assets (RSA)	$ 3,404,292	$ 4,293,002	$ 6,197,279	$ 6,699,538	$ 6,699,538
Rate sensitive liabilities (RSL)	1,725,093	3,937,359	5,179,862	5,898,638	5,898,638
Cumulative GAP	1,679,199	355,643	1,017,417	800,900	800,900
(GAP=RSA–RSL)
RSA/Total assets	42.55%	53.66%	77.46%	83.74%	83.74%
RSL/Total assets	21.56%	49.21%	64.74%	73.73%	73.73%
GAP/Total assets	20.99%	4.45%	12.72%	10.01%	10.01%
GAP/RSA	49.33%	8.28%	16.42%	11.95%	11.95%

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

Based on simulation modeling which assumes immediate changes in interest rates at September 30, 2007 and December 31, 2006, we believe that our net interest income would change over a one-year period due to changes in interest rates as follows (dollars in thousands):

Immediate	Change in Net Interest Income Over One Year Horizon
Changes in	At September 30, 2007		At December 31, 2006
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+2.00%	$ 2,775	1.30%	$ 2,237	1.00%
+1.00	1,746	0.82	1,752	0.78
(1.00)	(4,963)	(2.33)	(2,574)	(1.15)
(2.00)	(10,005)	(4.69)	(8,683)	(3.89)

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

Gradual	Change in Net Interest Income Over One Year Horizon
Changes in	At September 30, 2007		At December 31, 2006
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+2.00%	$ 2,359	1.11%	$ 1,589	0.71%
+1.00	1,336	0.63	1,245	0.56
(1.00)	(2,644)	(1.24)	(1,878)	(0.84)
(2.00)	(5,452)	(2.56)	(3,352)	(1.50)

In both the immediate and gradual interest rate sensitivity tables above, changes in net interest income between September 30, 2007 and December 31, 2006 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2007 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended September 30, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table sets forth information for the three months ended September 30, 2007 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2007 – July 31, 2007	100,000	32.48	100,000	1,015,400
August 1, 2007 – August 31, 2007	195,667	32.30	195,667	819,733
September 1, 2007 – September 30, 2007	125,200	34.95	125,200	694,533
Total	420,867	$ 33.13	420,867

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

MB FINANCIAL, INC.

Date:  November 8, 2007                                                                 By:  /s/ Mitchell Feiger

                                                  Mitchell Feiger
                                                      President and Chief Executive Officer
                                                     (Principal Executive Officer)

Date:  November 8, 2007                                                                 By:  /s/ Jill E. York

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

10.11	Reserved
10.12	Reserved
10.13
Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

EXHIBIT INDEX
Exhibit Number	Description
10.13A
Amendment to Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo ((incorporated herein by reference to Exhibit 10.13A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.14
First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit B to the definitive proxy statement filed by First SecurityFed Financial, Inc. on March 24, 1998 (File No. 0-23063))

10.14A
Amendment to First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan ((incorporated herein by reference to Exhibit 10.14A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.15
Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Burton J. Field, Ronald D. Santo, Thomas D. Panos, Jill E. York and Thomas P. FitzGibbon, Jr. (incorporated herein by reference to Exhibits 10.1 – 10.6 to the Registrant’s Current Report on Form 8-K filed on November 5, 2004 (File No. 0-24566-01))

10.16
Form of Incentive Stock Option Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.17
Form of Non-Qualified Stock Option Agreement for Directors under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.18
Form of Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.19
Form of Restricted Stock Agreement for Directors under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.20
First Oak Brook Bancshares, Inc. Incentive Compensation Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook Bancshares, Inc. (“First Oak Brook”) on March 30, 2004 (File No. 0-14468))

10.20A
Amendment to First Oak Brook Bancshares, Inc. Incentive Compensation Plan ((incorporated herein by reference to Exhibit 10.20A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.21
First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook on April 2, 2001 (File No. 0-14468))

10.21A
Amendment to First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan ((incorporated herein by reference to Exhibit 10.21A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

EXHIBIT INDEX
Exhibit Number	Description
10.22
First Oak Brook Bancshares, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by First Oak Brook on October 25, 1999 (File No. 333-89647))

10.22A
Amendment to First Oak Brook Bancshares, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 10.22A to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 filed on May 15, 2007)

10.23
Employment Agreement between the Registrant and Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-24566-01))

10.23A
Separation and Settlement Agreement and Mutual Release, dated October 23, 2007, by and between Richard M. Rieser, Jr. and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 29, 2007)

10.24
Tax Gross Up Agreement between the Registrant and Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-24566-01))

10.25
Form of Supplemental Pension Benefit Agreement for Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.13 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14468))

10.26
Form of Agreement Regarding Post-Employment Restrictive Covenants between the Registrant (as successor to First Oak Brook) and Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.13 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14468))

10.27
First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-14468))

10.27A
Amendment to First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan incorporated herein by reference to Exhibit 10.27A to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 filed on May 15, 2007)

10.28
Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Susan G. Peterson (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-24566-01))

10.29
Form of Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.10 to First Oak Brook's Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-14468))

10.29A
    First Amendment to Transitional Employmnet Agreement between the Registrant (as Successor to First Oak Brook) and Rosemarie Bouman
    ((incorporated herein by reference to Exhibit 10.28A to the Registrant's Annual Report on Form 10-K/A for the year ended December 31,
    2006, filed march 2, 2007 (File No. 0-24566-01))

EXHIBIT INDEX
Exhibit Number	Description
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