Form 10-K
period 2007-12-31
MB FINANCIAL INC     /MD
filed 2008-02-29
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
___________

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None
(Title of Class)

    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes☒ No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.      Yes☐  No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

            Large accelerated filer ☒                                                        Accelerated filer ☐                                                     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes☐     No☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $1,154,642,228 as of June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.

There were issued and outstanding 34,632,097 shares of the Registrant’s common stock as of February 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the definitive Proxy Statement to
be used in conjunction with the Registrant’s	Part III
2008 Annual Meeting of Stockholders.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2007

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings and synergies from our merger and acquisition activities might not be realized within the expected time frames; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and net interest margin; (5) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (6) the ability to adapt successfully to technological changes to meet customers' needs and developments in the market place; (7) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (8) our ability to access cost-effective funding; (9) changes in financial markets; (10) changes in economic conditions in general and in the Chicago metropolitan area in particular; (11) the costs, effects and outcomes of litigation; (12) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (13) changes in accounting principles, policies or guidelines; (14) our future acquisitions of other depository institutions or lines of business.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

General

MB Financial, Inc., headquartered in Chicago, Illinois, is a financial holding company with 73 banking offices located primarily in the Chicago area.  We also have a banking office in the Philadelphia metropolitan area.  The words "MB Financial,"  "the Company," "we," "our" and "us" refer to MB Financial, Inc. and its wholly owned subsidiaries, unless we indicate otherwise.  Our primary market is the Chicago metropolitan area, in which we operate 72 banking offices through our bank subsidiary, MB Financial Bank, N.A. (MB Financial Bank).  MB Financial Bank also has one banking office in the city of Philadelphia.  Through MB Financial Bank, we offer a broad range of financial services primarily to small and middle market businesses and individuals in the markets that we serve.  Our primary lines of business include commercial banking, retail banking and wealth management.  As of December 31, 2007, we had total assets of $7.8 billion, deposits of $5.5 billion, stockholders’ equity of $862.4 million, an asset management and trust department with approximately $3.0 billion in assets under management, including approximately $593.7 million that represents our own investment accounts under management, and a broker/dealer subsidiary, Vision Investment Services, Inc., with $554.1 million in assets under administration.

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

       We have continued to grow subsequent to the Old MB Financial-MidCity Financial merger.  In April 2002, we acquired First National Bank of Lincolnwood, based in Lincolnwood, Illinois, and its parent, First Lincolnwood Corporation, for approximately $35.0 million in cash.  In August 2002, we acquired Chicago-based LaSalle Systems Leasing, Inc. and its affiliated company, LaSalle Equipment Limited Partnership (which we sometimes refer to below collectively as “LaSalle”) for consideration comprised of $5.0 million of our common stock and cash of $30.7 million paid at the time of closing, plus deferred payments of $3.5 million that were tied to LaSalle’s operating results for the four-year period subsequent to the acquisition date.  In February 2003, we acquired South Holland Trust & Savings Bank, based in South Holland, Illinois, and its parent, South Holland Bancorp, Inc., for $93.1 million in cash.  In May 2004, we acquired First Security Federal Savings Bank, based in Chicago, Illinois, and its parent, First SecurityFed Financial, Inc., for $140.2 million.  The purchase price was paid through a combination of cash and our common stock totaling $73.3 million and $66.9 million, respectively.  In August 2006, we acquired Oak Brook Bank, based in Oak Brook, Illinois, and its parent First Oak Brook Bancshares, Inc. (FOBB), for $371.0 million. The purchase price was paid through a combination of cash and our common stock totaling $74.1 million and $296.9 million (approximately 8.4 million shares), respectively.  First National Bank of Lincolnwood, South Holland Trust & Savings Bank, First Security Federal Savings Bank, and Oak Brook Bank, had assets of approximately $227.5 million, $560.3 million, $576.0 million, and $2.6 billion, respectively, as of their acquisition dates, and all were merged into MB Financial Bank.

In May 2003, we sold Abrams Centre National Bank (Abrams), based in Dallas, Texas, and its parent Abrams Centre Bancshares, Inc., for $16.3 million in cash.  Abrams, a former subsidiary of MidCity Financial, had assets of approximately $98.4 million as of the sale date.

In November 2007, we sold Union Bank (Union), based in Oklahoma City, Oklahoma, for $76.3 million in cash.  Union, a former subsidiary of MidCity Financial, had assets of approximately $398.6 million as of the sale date.

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

MB Financial Community Development Corporation engages in community lending and makes equity investments to facilitate the construction and rehabilitation of housing in low- and moderate-income neighborhoods in MB Financial Bank’s market area.

MBRE Holdings LLC, a Delaware limited liability company, was established in August 2002 as the holding company of MB Real Estate Holdings LLC, which is also a Delaware limited liability company.  MB Real Estate Holdings LLC and MBRE Holdings LLC were established as part of an initiative to enhance our earnings by providing alternative methods of raising capital and funding.  The assets of MB Real Estate Holdings LLC consist primarily of 100% participation interests in commercial real estate loans, construction real estate loans, residential real estate loans, commercial loans and lease loans originated by MB Financial Bank and mortgage-backed securities.  MB Real Estate Holdings LLC has elected to be taxed as a Real Estate Investment Trust for federal income tax purposes.  The management of MBRE Holdings LLC consists of certain officers of MB Financial and MB Financial Bank who receive no compensation from MBRE Holdings LLC or MB Real Estate Holdings LLC.

As noted above, we acquired LaSalle during the third quarter of 2002, and it currently operates as a subsidiary of MB Financial Bank.  LaSalle focuses primarily on leasing technology-related equipment to middle market and large “Fortune 1000” businesses located throughout the United States.  During the second quarter of 2005, LaSalle, which was the owner of 60% of LaSalle Business Solutions (LBS), purchased from the minority owners the remaining 40% of LBS.  LBS specializes in selling and administering third party equipment maintenance contracts as well as technology-related equipment.

Vision Investment Services, Inc. (Vision) is registered with the Securities and Exchange Commission as a broker/dealer, is a member of the National Association of Securities Dealers, is a member of the Securities Investor Protection Corporation, and is a licensed insurance agency.  Vision has two wholly owned subsidiaries; Vision Insurance Services, Inc. and Vision Asset Management, Inc.  Vision Insurance Services, Inc. is a licensed insurance agency which functions as a distribution firm for certain annuity products, whereas Vision Asset Management, Inc. is a Registered Investment Advisor with the Securities and Exchange Commission.  Vision was acquired in connection with our February 2003 acquisition of South Holland Trust & Savings Bank (South Holland).  Vision provides both institutional and retail clients with investment and wealth management services.  It had $554.1 million in assets under administration at December 31, 2007.

        Ashland Management Agency, Inc. holds and/or manages certain properties purchased by the Company.

We also own all of the issued and outstanding common securities of Coal City Capital Trust I, MB Financial Capital Trust II, MB Financial Capital Trust III, MB Financial Capital Trust IV, MB Financial Capital Trust V, MB Financial Capital Trust VI, FOBB Capital Trust I, FOBB Capital Trust III, all statutory business trusts formed for the purpose of issuing trust preferred securities.  See Note 13 of the notes to our audited consolidated financial statements for additional information.

Recent Developments

On February 29, 2008, we will pay a cash dividend, distributing $0.18 per share to shareholders of record as of February 16, 2008.

Primary Lines of Business

Our operations are currently managed as one unit and we have one reportable segment.  Our chief operating decision-makers use consolidated results to make operating and strategic decisions.

We concentrate on serving small and middle market businesses, leasing companies, and their respective owners.  We also serve consumers who live or work near our branches.  Through our acquisition program and careful selection of officers and employees, we have positioned ourselves to take a leading role in these attractive niches.  We have established three primary lines of business: commercial banking; retail banking; and wealth management.  Each is described below.

        Commercial Banking.  Our commercial banking group focuses on serving small and middle market businesses, primarily located in the Chicago metropolitan area.  We provide a full set of credit, deposit, and treasury management products to these companies.  In general, our credit products are specifically designed for companies with annual revenues between $5 million and $100 million and credit needs of up to $25 million.  We have a broad range of credit products for our target market, including working capital loans and lines of credit; accounts receivable; inventory and equipment financing; industrial revenue bond financing; business acquisition loans; owner occupied real estate loans; and financial, performance and commercial letters of credit.  Our deposit and treasury management products are designed for companies with annual revenues up to $500 million and include: internet products for businesses, investment sweep accounts, zero balance accounts, automated tax payments, ATM access, merchant credit card processing, telephone banking, lockbox, automated clearing house transactions, account reconciliation, controlled disbursement, detail and general information reporting, wire transfers, a variety of international banking services, and checking accounts.  In addition, for real estate operators and investors, our products include commercial real estate, residential real estate, commercial, industrial and residential construction loans, and land acquisition and development loans.

Within commercial banking, we also target small and medium size equipment leasing companies located throughout the United States.  We have provided lease banking services to these companies for more than three decades.  Competition in serving this equipment leasing market generally comes from large banks, finance companies, large industrial companies and some community banks.  We compete based upon rapid decision making and excellent service and by providing flexible financial solutions to meet our customers’ needs.  We provide full banking services to leasing companies by financing the debt portion of leveraged equipment leases (referred to as lease loans), providing short and long-term equity financing and by making working capital and bridge loans.  For lease loans, a lessee’s credit is often rated as investment grade for its public debt by Moody’s, Standard & Poors or the equivalent.  If a lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other customer of MB Financial Bank.  We also invest directly in equipment that we lease to other companies located throughout the United States (referred to as operating leases).  Our operating lease portfolio is made up of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment.  We seek leasing transactions where we believe the equipment leased is integral to the lessee’s business, thereby increasing the likelihood of renewal at the end of the lease term.

Additionally, LaSalle, a subsidiary of MB Financial Bank, primarily focuses on leasing technology-related equipment to middle market and large “Fortune 1000” businesses throughout the United States and provides us the additional ability to directly originate leases.  LaSalle is a 27-year old organization that banked with MB Financial Bank since its inception, prior to being acquired by us in 2002.  LaSalle’s experienced leasing personnel enhance our ability to originate leases, and expand the products that we offer our commercial banking customers.

Retail Banking.  The target market for our retail banking group is individuals who live or work near our banking offices.  We offer a full set of personal banking products to these individuals, including checking accounts, savings accounts, NOW and money market accounts, time deposit accounts, secured and unsecured consumer loans, residential mortgage loans, Internet banking and a variety of fee for service products, such as money orders and travelers’ checks.  As our customers’ needs change, we adjust our product offerings accordingly, and develop new products to differentiate ourselves from our competitors.  To offer our customers additional convenience, beginning in 2005, we expanded our banking hours (including Sundays), provided a 7:00 PM cut-off time for deposits to accelerate cash availability for our customers, and introduced our ATM Freedom product that allows free ATM transactions anytime and anywhere in the world.  Beginning in 2008, we are in the process of opening a limited number of supermarket branches in the Chicago metropolitan area.

Wealth Management.  Recognizing consumer demand for one-stop financial management services, we provide investment, asset management, trust, insurance and private banking services, in addition to traditional banking services.  Our asset management and trust department offers a wide range of financial services, including personal trusts, investment management, custody, estates, guardianship, tax-deferred exchange and retirement plan services.  Our private banking department provides customers meeting certain qualifications with personalized, or “high touch”, banking products and services, including a private banker as a single point of contact for all their financial needs.  MB Investment Services, a division of MB Financial Bank, partnered with our Vision subsidiary, provides customers with non-FDIC insured investment alternatives and insurance products.

Lending Activities

General.  We are primarily a commercial lender and our loan portfolio consists primarily of loans to businesses or for business purposes.

Commercial Lending.  We make commercial loans to small and middle market businesses most often located in the Chicago area.  Borrowers tend to be privately owned and are generally manufacturers, wholesalers, distributors, long-term health care operators and service providers.  Loan products offered are primarily working capital and term loans and lines of credit that help our customers finance accounts receivable, inventory and equipment.  We also offer financial, performance and commercial letters of credit.  Commercial loans secured by owner occupied real estate are classified as commercial real estate loans in the loan portfolio composition table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to the audited consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.  Most commercial loans are short-term in nature, being one year or less, with the maximum term generally being five years.  Our commercial loans typically range in size from $500 thousand to $15 million.

Lines of credit for customers are typically secured, established for one year or less, and are subject to renewal upon a satisfactory review of the borrower’s financial statements and credit history.  Secured short-term commercial business loans are usually collateralized by accounts receivable, inventory, equipment and/or real estate.  Such loans are typically, but not always, guaranteed by the owners of the business.  Collateral securing commercial loans may depreciate over time, be difficult to appraise and fluctuate in value based on the success of the business.  In addition, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers.  Accordingly, we make our commercial loans primarily based on the historical and expected cash flow of the borrower and secondarily on underlying collateral provided by the borrower.

Commercial Real Estate Lending.  We originate commercial real estate loans that are generally secured by multi-unit residential property and owner and non-owner occupied commercial and industrial property.  We also make loans to finance the acquisition and development of land for residential, retail, and industrial uses.  Longer term commercial real estate loans are generally made at fixed rates, although some have interest rates that change based on our Reference Rate or LIBOR.  Generally, terms of up to twenty-five years are offered on fully amortizing loans, but most loans are structured with a balloon payment at the end of five years.  For our fixed rate loans with maturities greater than five years, we may enter into an interest rate swap agreement with a third party to mitigate interest rate risk.  In deciding whether to make a commercial real estate loan, we consider, among other things, the experience and qualifications of the borrower as well as the value and cash flow of the underlying property.  Some factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the global cash flows of the borrower, the ratio of the loan amount to the appraised value and the overall creditworthiness of the prospective borrower.  Our commercial real estate loans typically range in size from $250 thousand to $20 million.

        Commercial real estate lending typically involves higher principal amounts than other types of loans and the repayment of such a loan is often dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan.  These loans may therefore be more adversely affected by conditions in real estate markets or in the economy in general.  For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay a loan may be impaired.  In addition, many commercial real estate loans are not fully amortized over the loan period, but have balloon payments due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or complete a timely sale of the underlying property.

Construction Real Estate.  We provide construction loans for the acquisition and development of land for further improvement of condominiums, townhomes, and one-to-four family residences.  We also provide acquisition, development and construction loans for retail and other commercial purposes, primarily in our market areas.  Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion.  Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, our estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness.  If our estimate of the value of a project at completion proves to be overstated, we may have inadequate security for repayment of the loan and we may incur a loss.

Lease Loans. We lend money to small and mid-size independent leasing companies to finance the debt portion of leases (which we refer to as lease loans).  A lease loan arises when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee.  Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment.  For this reason, we underwrite lease loans by examining the creditworthiness of the lessee rather than the lessor.  Generally, lease loans are secured by an assignment of lease payments and by a secured interest in the equipment being leased.  As with commercial loans secured by equipment, equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value.  We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for repayment of all required amounts under lease loans.  In the event of default, it is unlikely that the proceeds from the sale of leased equipment will be sufficient to satisfy the outstanding unpaid amounts under terms of the lease loan.

The lessee acknowledges the bank’s security interest in the leased equipment and normally agrees to send lease payments directly to us.  Lessees tend to be Fortune 1000 companies and have an investment grade public debt rating by Moody’s or Standard & Poors or the equivalent, and occasionally are below investment grade.  If the lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other customer.  Lease loans almost always are fully amortizing, with maturities typically ranging from three to five years.  Loan interest rates are fixed.  Many lease loans are investment grade quality, are made to well-known public companies and therefore we believe are generally marketable.

We also invest directly in equipment leased to other companies (which we refer to as operating leases).  The profitability of these investments depends, to a great degree, upon our ability to realize the residual values of this equipment.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Residual Value of Our Direct Finance, Leveraged and Operating Leases.”

Residential Real Estate.  We also originate fixed and adjustable rate residential real estate loans secured by first and second mortgages on single family real estate.  Terms of first mortgages, range from five to thirty years.  Terms for second mortgages range from five to ten years.  In deciding whether to make a residential real estate loan, we consider the qualifications of the borrower as well as the value of the underlying property.  Our general practice is to sell our newly originated fixed-rate residential real estate loans shortly after they are made, and to hold in portfolio the majority of adjustable rate residential real estate loans.

Consumer Lending.  Our consumer loan portfolio is primarily focused on home equity lines of credit, fixed-rate second mortgage loans, indirect vehicle loans, and to a lesser extent, direct vehicle loans and secured and unsecured consumer loans.  Home equity lines of credit are generally extended up to 80% (in some circumstances up to 90%) of the appraised value of the property, less existing liens, generally at interest rates which range from the designated prime rate plus or minus 125 basis points.  Indirect vehicle loans represent consumer loans made through a network of new and used car and motorcycle dealers, primarily Harley Davidson dealers.  Consumer loans typically have shorter terms and lower balances with higher yields as compared to residential real estate loans, but also carry a higher risk of default.  Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

Foreign Operations

MB Financial Bank holds certain commercial real estate loans, residential real estate loans, other loans and mortgage-backed investment securities in a real estate investment trust through its wholly owned subsidiary MBRE Holdings LLC headquartered and domiciled in Freeport, The Bahamas. MBRE Holdings LLC and its subsidiary, MB Real Estate Holdings LLC, were established in August 2002 to provide us with alternative methods for raising capital and funding.  We do not engage in operations in any other foreign countries.

Competition

We face substantial competition in all phases of our operations, including deposit gathering and loan origination, from a variety of competitors.  Commercial banks, savings institutions, brokerage firms, credit unions, mutual fund companies, insurance companies and specialty finance companies all compete with us for new and existing customers.  Several national financial institutions have commenced aggressive de novo branching plans that have heightened competitive pressures in our market areas.  Our bank competes by providing quality services to our customers, ease of access to our facilities, convenient hours and competitive pricing of services (including interest rates paid on deposits, interest rates charged on loans and fees charged for other non-interest related services).

Personnel

As of December 31, 2007, we and our subsidiaries employed a total of 1,282 full-time equivalent employees.  We consider our relationship with our employees to be good.

Supervision and Regulation

We, our subsidiary bank, and its subsidiaries, are subject to an extensive system of banking and securities laws and regulations that are intended primarily for the protection of customers and depositors and not for the protection of security holders.  These laws and regulations govern such areas as capital, permissible activities, allowance for loan losses, loans and investments, and rates of interest that can be charged on loans.  Described below are elements of selected laws and regulations.  The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

Holding Company Regulation. As a bank holding company and financial holding company, we are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999.  We must file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and our holding company and non-banking affiliates are subject to examination by the Federal Reserve Board.  Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary banks.  Under this policy, the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

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

In November 1999, the Gramm-Leach-Bliley Act became law.  The Gramm-Leach-Bliley Act is intended to, among other things; facilitate affiliations among banks, securities firms, insurance firms and other financial companies.  To further this goal, the Gramm-Leach-Bliley Act amended portions of the Bank Holding Company Act of 1956 to authorize bank holding companies, such as us, directly or through non-bank subsidiaries to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity.  In order to undertake these activities, a bank holding company must become a "financial holding company" by submitting to the appropriate Federal Reserve Bank a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed.  We submitted the declaration of our election to become a financial holding company with the Federal Reserve Bank of Chicago in June 2002, and our election became effective in July 2002.

Depository Institution Regulation. Our bank subsidiary is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  This regulatory structure includes:

•	Real estate lending standards, which provide guidelines concerning loan-to-value ratios for various types of real estate loans;

•	Risk-based capital rules, including accounting for interest rate risk, concentration of credit risk and the risks posed by non-traditional activities;

•	Rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks;

•	Rules restricting types and amounts of equity investments; and

•	Rules addressing various safety and soundness issues, including operations and managerial standards, standards for asset quality, earnings and compensation standards.

Capital Adequacy.  The Federal Reserve Board, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation have issued substantially similar risk-based and leverage capital guidelines applicable to bank holding companies and banks.  In addition, these regulatory agencies may from time to time require that a bank holding company or bank maintain capital above the minimum levels, based on its financial condition or actual or anticipated growth.

        The Federal Reserve Board's risk-based guidelines establish a two-tier capital framework.  Tier 1 capital generally consists of common stockholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles.  Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities.  The sum of Tier 1 and Tier 2 capital represents qualifying total capital, at least 50% of which must consist of Tier 1 capital.

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets.  Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk.  The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%.  Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2007 were 9.75% and 11.58%, respectively.

The Federal Reserve Board’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets.  The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2007, we had a leverage ratio of 8.18%.

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

The various federal regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by the Federal Deposit Insurance Corporation Improvement Act, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures.  These regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized.  Under the regulations, a "well capitalized" institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive or order.  An institution is "adequately capitalized" if it has a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a leverage ratio of at least 4% (3% in certain circumstances).  An institution is “undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 4%, a total risk-based capital ratio of less than 8% or a leverage ratio of less than 4% (3% in certain circumstances).  An institution is "significantly undercapitalized" if it has a Tier 1 risk-based capital ratio of less than 3%, a total risk-based capital ratio of less than 6% or a leverage ratio of less than 3%.  An institution is "critically undercapitalized" if its tangible equity is equal to or less than 2% of total assets.  Generally, an institution may be reclassified in a lower capitalization category if it is determined that the institution is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

As of December 31, 2007, our subsidiary bank met the requirements to be classified as “well-capitalized.”

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

Our primary source for cash dividends is the dividends we receive from our subsidiary bank.  Our bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums.  A national bank must obtain the approval of the Office of the Comptroller of the Currency prior to paying a dividend if the total of all dividends declared by the national bank in any calendar year will exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.

Federal Deposit Insurance Reform.  The FDIC currently maintains the Deposit Insurance Fund (the “DIF”), which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund.   The deposit accounts of our subsidiary bank are insured by the DIF to the maximum amount provided by law.  This insurance is backed by the full faith and credit of the United States Government.

          As insurer, the FDIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions. It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against insured institutions.

          The FDIC’s regulations for risk-based deposit insurance assessments establish four Risk Categories. Risk Category I, for well-capitalized institutions that are financially sound with only a few minor weaknesses, includes about 95% of FDIC-insured institutions, including MB Financial Bank.  Risk Categories II, III and IV present progressively greater risks to the DIF.  Effective January 1, 2007, Risk Category I institutions pay quarterly assessments for deposit insurance at annual rates of 5 to 7 basis points.  The rates for Risk Categories II, III and IV are 10, 28 and 43 basis points, respectively. With advance notice to insured institutions, rates are subject to change.  Within Risk Category I, the precise rate for an individual institution with less than $10 billion in assets is generally determined by a formula using CAMELS ratings, which are assigned in examinations, and financial ratios.  A different method applies for larger institutions.  The rate for an individual institution is applied to its assessment base, consisting generally of its deposit liabilities subject to certain adjustments.  An institution insured by the FDIC on December 31, 1996 which had previously paid assessments (or its successor) is eligible for certain credit against deposit insurance assessments.  During the year ended December 31, 2007, we applied a portion of our eligible credit against our deposit insurance assessment.  As of December 31, 2007, approximately $3.1 million in credits remain that will be used in 2008.

The FDIC also collects assessments against the assessable deposits of insured institutions to service the debt on bonds issued during the 1980s to resolve the thrift bailout. During the year ended December 31, 2007, the quarterly assessments averaged approximately 0.0125% of assessable deposits.

Transactions with Affiliates.  We and our subsidiary bank are affiliates within the meaning of the Federal Reserve Act.  The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent bank holding company and the holding company’s other subsidiaries.  Furthermore, bank loans and extensions of credit to affiliates also are subject to various collateral requirements.

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

As of its last examination, MB Financial Bank received a Community Reinvestment Act rating of “outstanding.”

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

Item 1A. Risk Factors

An investment in our common stock is subject to risks inherent in our business.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.  The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.

    Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

• cash flow of the borrower and/or the project being financed;

• the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

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

If our loan losses exceed our allowance for loan losses, our business, financial condition and profitability may suffer.

Changes in interest rates may reduce our net interest income.

        Like other financial institutions, our consolidated operating results are largely dependent on our net interest income. Net interest income is the difference between interest earned on loans and investments and interest expense incurred on deposits and other borrowings. Our net interest income is impacted by changes in market rates of interest, changes in credit spreads, changes in the shape of the yield curve, the interest rate sensitivity of our assets and liabilities, and prepayments on our loans and investments.

        Our interest earning assets and interest bearing liabilities may react in different degrees to changes in market interest rates. Interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types may lag behind.  The result of these changes to rates may result in differing spreads on interest earning assets and interest bearing liabilities.  While we take measures intended to manage the risks from changes in market interest rates, we cannot control or accurately predict changes in market rates of interest or be sure our protective measures are adequate.

We pursue acquisitions to supplement internal growth.

        We pursue a strategy of supplementing internal growth by acquiring other financial institutions that will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, however, including the following:

• Numerous potential acquirors exist for most acquisition candidates, creating intense competition, particularly with respect to price. In many cases, this competition involves organizations with significantly greater resources than we have;

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

Our growth may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

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

Our wholesale funding sources may prove insufficient to replace deposits or support our future growth.

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

Since our business is concentrated in the Chicago metropolitan area, a downturn in the economy of this area may adversely affect our business.

        Except for our lease banking activities which are nationwide, our lending and deposit gathering activities are concentrated primarily in the Chicago metropolitan area.  Our success depends on the general economic conditions of this metropolitan area and its surrounding areas.

        Many of the loans in our portfolio are secured by real estate.  Most of these loans are secured by properties located in the Chicago metropolitan area. Negative conditions in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower's ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as tornados.

        Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

If our Real Estate Investment Trust (REIT) affiliate fails to qualify as a REIT, we may be subject to a higher consolidated effective tax rate.

        MB Financial Bank holds certain commercial real estate loans, residential real estate loans and other loans, and mortgage-backed investment securities in a real estate investment trust through its wholly owned subsidiary, MBRE Holdings LLC, headquartered and domiciled in Freeport, The Bahamas.  The REIT must meet specific provisions of the Internal Revenue Code and state tax laws.   If the REIT fails to meet any of the required provisions of federal and state tax laws, or there are changes in tax laws or interpretations thereof, the resulting tax consequences would increase our effective tax rate or cause us to have a tax liability for prior years.

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

Significant legal actions could subject us to substantial liabilities.

     We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. As a result, we may be exposed to substantial liabilities, which could adversely affect our results of operations and financial condition.

The loss of certain key personnel could adversely affect our operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

    We conduct our business at 73 retail banking center locations, with 72 in the Chicago metropolitan area and one in Philadelphia, Pennsylvania.  We own 39 of our banking center facilities.  The other facilities are leased for various terms.  All of our branches have ATMs, and we have 22 additional ATMs at other locations.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

    Set forth below is information relating to each of our offices as of December 31, 2007.  The total net book value of our premises and equipment (including land and land improvements, buildings, furniture and equipment, and buildings and leasehold improvements) at December 31, 2007 was $183.7 million.

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
2 South LaSalle Street, Chicago, Illinois (1)
303 East Wacker Drive, Chicago, Illinois (1)
One East Wacker Drive, Chicago, Illinois (1)
One South Wacker Drive, Chicago, Illinois (1)
33 W. Huron St., Chicago, Illinois (1)
557 S. State St., Chicago, Illinois (1)
1420 West Madison Street, Chicago, Illinois (2)

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
5750 West 87th Street, Burbank, Illinois
7000 County Line Road, Burr Ridge, Illinois
8300 S. Madison St., Burr Ridge, Illinois
600 W. Plainfield Rd., Countryside, Illinois
2401 75th St. Darien, Illinois
14122 Chicago Road, Dolton, Illinois
1218 Sheffield Ave., Dyer Indiana (1)
990 North York Road, Elmhurst, Illinois

Banking Office Locations (continued):

Chicago (Suburban)
685 N. Lagrange Rd., Frankfort, Illinois (1)
356 Park Ave., Glencoe, Illinois (1)
487 Pennsylvania Ave., Glen Ellyn, Illinois
2823 Pfingsten Rd., Glenview, Illinois (1)
2200 N. Waukegan Rd., Glenview, Illinois (1)
581 Elm Pl., Highland Park, Illinois (1)
2345 West 183rd St., Homewood, Illinois (1)
13900 S. Bell Rd., Homer Glen, Illinois
1540 Route 59, Joliet, Illinois
326 W. Burlington Ave., LaGrange Park, Illinois
401 North LaGrange Road, LaGrange Park, Illinois (1)
1151 State Street, Lemont, Illinois
6401 North Lincoln Avenue, Lincolnwood, Illinois
4010 West Touhy Avenue, Lincolnwood, Illinois
6444 S. College Rd., Lisle, Illinois (1)
1145 S. Main St., Lombard, Illinois (2)
6201 West Dempster Street, Morton Grove, Illinois
9147 Waukekgan Road, Morton Grove, Illinois
15 East Prospect Avenue, Mount Prospect, Illinois (1)
380 W. Diehl Rd., Naperville, Illinois
7557 West Oakton Street, Niles, Illinois (1)
1161 Church St., Northbrook, Illinois (1)
7222 West Cermak Road, North Riverside, Illinois (1)
1400 Sixteenth St., Oak Brook, Illinois (1)
3824 York Rd., Oak Brook, Illinois (1)
9701 S. Cicero Ave., Oak Lawn, Illinois
6621 West North Ave., Oak Park, Illinois
2251 Plum Grove Road, Palatine, Illinois
1014 Busse Highway, Park Ridge, Illinois (1)
6111 North River Road, Rosemont, Illinois (4)
200 West Higgins Road, Schaumburg, Illinois (1)
475 East 162nd Street, South Holland, Illinois
16340 South Park Avenue, South Holland, Illinois
16145 South State St., South Holland, Illinois (1)
2607 Lincoln Hwy., St. Charles, Illinois
16255 South Harlem Avenue, Tinley Park, Illinois
18299 South Harlem Avenue, Tinley Park, Illinois
16039 South Harlem Avenue, Tinley Park, Illinois (1)
28W571 Batavia Rd., Warrenville, Illinois (1)
212 S. West St., Wheaton, Illinois

Pennsylvania
7918 Bustleton Avenue, Philadelphia, Pennsylvania

ATM Only
1551 N. Sheffield, Chicago, Illinois
1244 W. Chicago, Chicago, Illinois
809 W. Evergreen, Chicago, Illinois
100 W. Grand Ave., Chicago, Illinois
1520 N. Fremont, Chicago, Illinois
901 West Weed St., Chicago, Illinois
216 N. Wabash, Chicago, Illinois
615 N. Wells, Chicago, Illinois
811 W. Lake St., Chicago, Illinois

Banking Office Locations (continued):

ATM Only
11 W. Division, Chicago, Illinois
5 W. Division, Chicago, Illinois
306 N. Halstead, Chicago, Illinois
1135 N. State St., Chicago, Illinois
1501 N. Milwaukee Ave., Chicago, Illinois
458 Dickens, Chicago, Illinois
1808 N. Damen Ave., Chicago, Illinois
2600 N. Halstead, Chicago, Illinois
1505 W. Fullerton, Chicago, Illinois
1471 W. Webster Ave., Chicago, Illinois
525 S. State Street, Chicago, Illinois (3)
1865 N. Milwaukee, Chicago, Illinois
2401 N. Ashland, Chicago, Illinois

(1)	Leased facilities.
(2)	Land under building site is leased; other land and buildings are owned.
(3)	Space for ATM location leased.
(4)	The Company owns the building. However, the first floor is under a master lease agreement to a third party. The branch leases the space from the third party.

We also have office locations in Troy, Michigan, Columbus, Ohio, and Freeport, The Bahamas.  The Troy and Columbus locations are used only as part of LaSalle’s business.  The Freeport office houses the headquarters for MBRE Holdings LLC.  None of these locations provide banking services to our customers.

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

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MBFI”.  There were approximately 1,625 holders of record of our common stock as of December 31, 2007.  The following table presents quarterly market price information and cash dividends paid per share for our common stock for 2007 and 2006:

	Market Price Range
	High	Low	Dividends Paid
2007
Quarter ended December 31, 2007	$36.52	$29.13	$0.18
Quarter ended September 30, 2007	37.88	31.15	0.18
Quarter ended June 30, 2007	36.53	33.18	0.18
Quarter ended March 31, 2007	37.89	34.50	0.18
2006
Quarter ended December 31, 2006	$38.35	$34.20	$0.18
Quarter ended September 30, 2006	37.49	34.19	0.18
Quarter ended June 30, 2006	37.98	33.00	0.15
Quarter ended March 31, 2006	37.20	34.02	0.15

The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors.  The primary source for dividends paid to stockholders is dividends paid to us from  MB Financial Bank.  We have an internal policy which provides that dividends paid to us by MB Financial Bank cannot exceed an amount that would cause the bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios to fall below 11%, 8% and 7%, respectively.  The minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes are 10%, 6% and 5%, respectively.  At December 31, 2007, MB Financial Bank could pay $12.8 million in dividends and comply with our internal policy regarding minimum regulatory capital ratios.  In addition to adhering to our internal policy, there are regulatory restrictions on the ability of national banks to pay dividends.  See “Item 1. Business - Supervision and Regulation - Dividends” above and Note 18 of notes to consolidated financial statements contained in Item 8 of this report.

The following table sets forth information for the three months ended December 31, 2007 with respect to repurchases of our outstanding common shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2007 – October 31, 2007	190,000	32.73	190,000	1,504,533
November 1, 2007 – November 30, 2007	497,803	30.99	497,803	1,006,730
December 1, 2007 – December 31, 2007	340,000	31.58	340,000	666,730
Total	1,027,803	$ 31.51	1,027,803
(1)
On November 28, 2007, the Company announced the expansion of its existing stock repurchase program from 2,000,000 to 3,000,000 of its outstanding shares in the open market or in privately negotiated transactions.

Stock Performance Presentation

The following line graph shows a comparison of the cumulative returns for the Company, the NASDAQ Market Bank Index and an index of peer corporations selected by the Company, for the period beginning December 31, 2002 and ending December 31, 2007.  The information assumes that $100 was invested at the closing price on December 31, 2002 in the Common Stock and each index, and that all dividends were reinvested.

	Fiscal Year Ending
COMPANY/INDEX/MARKET	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007

MB Financial, Inc.	100.00	159.46	187.16	159.47	172.59	144.42
NASDAQ Banks	100.00	128.13	141.95	139.95	155.89	120.61
Peer Group	100.00	133.20	161.66	163.39	174.26	133.24

The Peer Group is made up of the common stocks of the following companies:

AMCORE FINANCIAL INC
BANKFINANCIAL CORP
FIRST MIDWEST BANCORP
MIDWEST BANC HOLDNGS INC
OLD SECOND BANCORP INC
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

On November 28, 2007, the Company sold its Union Bank subsidiary.  In accordance with accounting principles generally accepted in the United States, the assets, liabilities, earnings, and cash flows of the business conducted by Union Bank have been shown separately as discontinued operations in the consolidated balance sheets, consolidated statements of income, and consolidated statements of cash flows for all periods presented.

For purposes of the following discussion, balances, average rate, income and expenses associated with Union Bank have been excluded from continuing operations.  See Note 3 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.

Our summary consolidated financial information and other financial data contain information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP).  These measures include net interest margin on a fully tax equivalent basis, tangible equity, tangible book value per common share, tangible equity to assets ratio, efficiency ratio, and cash return on average tangible equity.  Our management uses these non-GAAP measures in its analysis of our performance.  The tax equivalent adjustment to net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate.  Tangible book value per common share, tangible equity and tangible equity to assets ratio measures exclude the ending balances of acquisition-related goodwill and other intangible assets, net of tax benefit, in determining tangible stockholders’ equity.  Banking and financial institution regulators also exclude goodwill and other intangible assets, net of tax benefit, from stockholders’ equity when assessing capital adequacy.  Management believes the presentation of the financial measures excluding the impact of these items provides  supplemental information that is helpful in understanding our financial results, as they provide a method to assess our success in utilizing our tangible capital.  This disclosure should not be viewed as a substitute for the results determined to be in accordance with GAAP, nor is it necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Reconciliations of net interest margin on a fully tax equivalent basis to net interest margin and tangible book value per common share to book value per common share are contained in the “Selected Financial Data” discussed below.

Selected Financial Data:

	As of or for the Year Ended December 31,
	2007	2006 (4)	2005	2004 (3)	2003 (2)
Statement of Income Data:
Interest income	$457,266	$374,371	$274,522	$213,788	$192,365
Interest expense	244,960	186,192	105,689	65,083	61,122
Net interest income	212,306	188,179	168,833	148,705	131,243
Provision for loan losses	19,313	10,100	8,150	7,800	12,656
Net interest income after provision for loan losses	192,993	178,079	160,683	140,905	118,587
Other income	99,904	71,321	60,080	63,288	59,492
Gain on sale of bank subsidiary	-	-	-	-	3,083
Other expenses	206,836	159,075	133,511	119,518	109,751
Income before income taxes	86,061	90,325	87,252	84,675	71,411
Applicable income taxes	24,036	27,269	26,607	25,697	22,110
Income from continuing operations	62,025	63,056	60,645	58,978	49,301
Discontinued operations
Income from discontinued operations before income taxes	50,475	6,213	6,281	6,091	4,932
Income taxes	18,637	2,155	2,172	1,941	1,666
Income from discontinued operations	31,838	4,058	4,109	4,150	3,266
Net income	$93,863	$67,114	$64,754	$63,128	$52,567
Common Share Data (1):
Basic earnings per common share from continuing operations	$1.73	$2.02	$2.13	$2.11	$1.85
Basic earnings per common share from discontinued operations	$0.88	$0.13	$0.14	$0.15	$0.12
Basic earnings per common share	$2.61	$2.15	$2.27	$2.26	$1.97
Diluted earnings per common share from continuing operations	$1.70	$1.99	$2.10	$2.07	$1.82
Diluted earnings per common share from discontinued operations	$0.88	$0.13	$0.14	$0.14	$0.12
Diluted earnings per common share	$2.58	$2.12	$2.24	$2.21	$1.94
Book value per common share	$24.91	$23.10	$17.81	$16.90	$14.12
Less: goodwill and other tangible assets, net of tax benefit, per common share	$11.43	$10.85	$4.66	$4.63	$2.81
Tangible book value per common share	$13.48	$12.25	$13.15	$12.27	$11.31
Weighted average common shares outstanding:
Basic	35,919,900	31,156,887	28,480,909	27,886,191	26,648,265
Diluted	36,439,561	31,687,220	28,895,042	28,537,111	27,115,653
Dividend payout ratio	27.59%	30.70%	24.63%	22.09%	22.31%
Cash dividends per common share	$0.72	$0.66	$0.56	$0.50	$0.44

(1)	We split our common shares three-for-two by paying a 50% stock dividend in December 2003. All common share and per common share data has been adjusted to reflect the dividend.
(2)	In 2003 we acquired South Holland Bancorp, Inc., and we sold Abrams Centre National Bank.
(3)	In 2004 we acquired First SecurityFed Financial, Inc.
(4)	In 2006 we acquired First Oak Brook Bancshares, Inc.

Selected Financial Data (continued):

	As of or for the Year Ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003

Balance Sheet Data:
Cash and due from banks	$ 141,248	$ 142,207	$ 82,751	$ 81,059	$ 82,643
Investment securities	1,241,385	1,628,348	1,316,149	1,256,526	975,879
Loans, gross	5,615,627	4,971,494	3,480,447	3,180,820	2,661,360
Allowance for loan losses	65,103	58,983	42,290	42,255	37,730
Assets held for sale	-	393,608	370,103	320,190	306,279
Total assets	7,834,703	7,978,298	5,719,065	5,253,975	4,355,093
Deposits	5,513,783	5,580,553	3,906,212	3,698,540	3,176,161
Short-term and long-term borrowings	1,186,586	934,384	771,088	633,616	387,489
Junior subordinated notes issued to capital trusts	159,016	179,162	123,526	87,443	87,443
Liabilities held for sale	-	361,008	341,988	293,110	282,920
Stockholders’ equity	862,369	846,952	506,986	484,537	377,717
Less: goodwill	379,047	379,047	125,010	123,628	70,293
Less: other intangible assets, net of tax benefit	16,479	18,756	8,186	8,832	4,914
Tangible equity	$ 466,843	$ 449,149	$ 373,790	$ 352,077	$ 302,510

Performance Ratios (continuing operations):
Return on average assets	0.78%	0.96%	1.10%	1.23%	1.18%
Return on average equity	7.29	10.06	12.31	13.55	13.61
Net interest margin (1)	3.20	3.40	3.62	3.67	3.72
Tax equivalent effect	0.12	0.11	0.12	0.10	0.08
Net interest margin – fully tax equivalent basis (1)	3.32	3.51	3.74	3.77	3.80
Efficiency ratio (6)	63.90	59.77	56.53	54.18	56.95
Cash return on average tangible equity (2)	14.14	16.03	17.02	18.26	17.26
Loans to deposits	101.85	89.09	89.10	86.00	83.79

Performance Ratios (total):
Return on average assets	1.19%	1.02%	1.17%	1.31%	1.26%
Return on average equity	11.03	10.70	13.15	14.50	14.52
Net interest margin (1)	3.22	3.41	3.63	3.69	3.72
Tax equivalent effect	0.11	0.11	0.11	0.10	0.08
Net interest margin – fully tax equivalent basis (1)	3.33	3.52	3.74	3.79	3.80
Efficiency ratio (6)	55.90	59.61	56.47	55.16	56.23
Cash return on average tangible equity (2)	21.14	17.04	18.16	19.53	18.38
Loans to deposits	101.85	89.10	89.16	84.44	82.34

Asset Quality Ratios:
Non-performing loans to total loans (3)	0.44%	0.43%	0.58%	0.71%	0.79%
Non-performing assets to total assets (4)	0.33	0.31	0.36	0.44	0.49
Allowance for loan losses to total loans	1.16	1.19	1.22	1.33	1.42
Allowance for loan losses to non-performing loans (3)	266.17	274.75	209.66	187.21	179.04
Net loan charge-offs to average loans	0.25	0.24	0.24	0.23	0.39

Liquidity and Capital Ratios:
Tier 1 capital to risk weighted assets	9.75%	10.49%	11.70%	11.38%	11.71%
Total capital to risk weighted assets	11.58	11.80	12.91	12.54	12.93
Tier 1 capital to average assets	8.18	8.39	9.08	8.62	9.02
Average equity to average assets	10.76	9.50	8.93	9.07	8.68
Tangible equity to assets (5)	6.28	5.93	6.69	6.87	7.07

Other:
Banking facilities	73	70	45	45	41
Full time equivalent employees (7)	1,282	1,380	1,123	1,030	936

(1)	Net interest margin represents net interest income as a percentage of average interest earning assets.
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

(4)	Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.
(5)	Equal to total stockholders’ equity less goodwill and other intangibles, net of tax benefit, divided by total assets less goodwill and other intangibles, net of tax benefit.
(6)	Equals total other expense divided by the sum of net interest income on a fully tax equivalent basis and total other income less net gains (losses) on securities available for sale.
(7)	Includes Union Bank employees.

        Selected Financial Data (continued):

        The following table presents a reconciliation of cash return on average tangible equity (in thousands):
	2007	2006	2005	2004	2003
Net Income from continuing operations, as reported	$ 62,025	$ 63,056	$ 60,645	$ 58,978	$ 49,301
Plus: Intangible amortization, net of tax benefit	2,278	1,281	645	660	754
Net cash flow available to stockholders from continuing operations	$ 64,303	$ 64,337	$ 61,290	$ 59,638	$ 50,055

Net Income	$ 93,863	$ 67,114	$ 64,754	$ 63,128	$ 52,567
Plus: Intangible amortization, net of tax benefit	2,278	1,281	645	660	754
Net cash flow available to stockholders	$ 96,141	$ 68,395	$ 65,399	$ 63,788	$ 53,321

Average stockholder’s equity	$ 851,324	$ 627,069	$ 492,513	$ 435,419	$ 362,151
Less: Average goodwill	379,047	213,874	123,879	101,314	67,391
Less: Average other intangible assets net of tax benefit	17,524	11,901	8,496	7,453	4,692
Average tangible equity	$ 454,753	$ 401,294	$ 360,138	$ 326,652	$ 290,068

        The following table sets forth our selected quarterly financial data (in thousands, except common share data):

	Three Months Ended 2007				Three Months Ended 2006
Statement of Income Data:	December	September	June	March	December	September	June	March
Interest income	$ 114,829	$ 117,172	$ 113,397	$ 111,868	$ 113,866	$ 99,126	$ 83,096	$ 78,283
Interest expense	60,857	63,089	61,043	59,971	59,930	50,686	39,559	36,017

Net interest income	53,972	54,083	52,354	51,897	53,936	48,440	43,537	42,266
Provision for loan losses	8,000	4,500	3,000	3,813	3,500	4,000	1,500	1,100

Net interest income after provision for loan losses	45,972	49,583	49,354	48,084	50,436	44,440	42,037	41,166

Other income	22,981	23,259	30,720	22,944	21,366	17,236	15,927	16,791
Other expenses	59,130	48,827	52,073	46,806	47,330	41,900	35,120	34,724
Income before income taxes	9,823	24,015	28,001	24,222	24,472	19,776	22,844	23,233
Income taxes	1,890	6,709	8,394	7,043	7,331	6,058	6,756	7,124
Income from continuing operations	7,933	17,306	19,607	17,179	17,141	13,718	16,088	16,109
Discontinued operations
Income from discontinued operations before income taxes	45,744	1,499	1,803	1,429	1,442	1,567	1,626	1,578
Income taxes	17,281	500	369	487	495	544	568	548
Income from discontinued operations	28,463	999	1,434	942	947	1,023	1,058	1,030
Net income	$ 36,396	$ 18,305	$ 21,041	$ 18,121	$ 18,088	$ 14,741	$ 17,146	$ 17,139

Net Interest Margin	3.16%	3.22%	3.20%	3.21%	3.26%	3.34%	3.55%	3.53%
Tax equivalent effect	0.12%	0.12%	0.11%	0.12%	0.11%	0.11%	0.11%	0.11%
Net interest margin on a fully tax equivalent basis	3.28%	3.34%	3.31%	3.33%	3.37%	3.45%	3.66%	3.64%

Common Share Data :
Basic earnings per common share from continuing operations	$ 0.23	$ 0.48	$ 0.54	$ 0.47	$ 0.47	$ 0.44	$ 0.57	$0.57
Basic earnings per common share from discontinued operations	$ 0.81	$ 0.03	$ 0.04	$ 0.02	$ 0.02	$ 0.03	$ 0.04	$0.04
Basic earnings per common share	$ 1.04	$ 0.51	$ 0.58	$ 0.49	$ 0.49	$ 0.47	$ 0.61	$0.61
Diluted earnings per common share from continuing operations	$ 0.22	$ 0.48	$ 0.53	$ 0.46	$ 0.46	$ 0.43	$ 0.56	$0.56
Diluted earnings per common share from discontinued operations	$ 0.80	$ 0.03	$ 0.04	$ 0.03	$ 0.03	$ 0.03	$ 0.04	$0.04
Diluted earnings per common share	$ 1.02	$ 0.51	$ 0.57	$ 0.49	$ 0.49	$ 0.46	$ 0.60	$0.60
Weighted average common shares outstanding	35,095,301	35,733,165	36,239,731	36,630,323	36,583,607	31,529,245	28,130,670	28,288,782
Diluted weighted average common shares outstanding	35,536,449	36,213,532	36,744,473	37,180,928	37,156,887	32,055,721	28,636,728	28,797,627

Fourth Quarter Results

        Net income was $36.4 million for the fourth quarter of 2007, compared to $18.1 million for the fourth quarter of 2006.  The results for the fourth quarter of 2007 generated an annualized return on average assets of 1.82%, an annualized return on average equity of 16.86% and an annualized cash return on average tangible equity of 31.83%, compared to 0.91%, 8.53% and 16.79% respectively, for the same period in 2006.

On November 28, 2007, we completed the sale of Union Bank for $76.3 million, resulting in an after-tax gain of $28.8 million, or $0.81 per diluted share for the fourth quarter of 2007.  Prior to completing the sale, Union Bank sold to MB Financial Bank approximately $100 million in performing loans previously purchased from and originated by MB Financial Bank.

Net interest income remained stable in the fourth quarter of 2007 compared to the fourth quarter of 2006.  Our average interest earning assets increased by $199.5 million from the fourth quarter of 2006 to the fourth quarter of 2007.  The increase in average interest earning assets was offset by a ten basis point decrease in our net interest margin.  Average interest bearing assets grew organically and as a result of the $100 million in loans purchased from Union Bank prior to the sale.  The decline in net interest margin was primarily due to the acquisition of FOBB, the inverted yield curve, continued tight credit spreads on loans and fierce competition for deposits.

The provision for loan losses was $8.0 million in the fourth quarter of 2007 and $3.5 million in the fourth quarter of 2006.   The increase in our provision from 2006 to 2007 was primarily due to our organic loan growth during 2007, our purchase of loans from Union Bank, as noted earlier, and an increase in potential problem loans.  Net charge-offs were $4.0 million in the quarter ended December 31, 2007 compared to $3.0 million in the quarter ended December 31, 2006.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” in Item 7 below for further analysis of the allowance for loan losses.

Other income was $23.0 million for the quarter ended December 31, 2007, an increase of $1.6 million, or 7.6% compared to $21.4 million for the quarter ended December 31, 2006.  Deposit service fees increased from $5.2 million in the fourth quarter of 2006 to $6.6 million in the fourth quarter of 2007, primarily due to enhancements made to our courtesy overdraft program and a fee increase that was implemented during the second quarter of 2007.  Merchant card processing income increased by $859 thousand due to an increase in transactions processed during the quarter ended December 31, 2007 compared to the same period in 2006.  Loan service fees increased by $802 thousand, primarily due to an increase in loan prepayment fees, and partially due to an increase in loan syndication fees recognized during the fourth quarter 2007 compared to the same period in 2006.  These increases were partially offset by net losses recognized on securities sold totaling $1.5 million in the fourth quarter of 2007, compared to a net gain of $82 thousand on securities sold for the quarter ended December 31, 2006.

Other expense increased $11.8 million or 24.9% to $59.1 million for the quarter ended December 31, 2007 from $47.3 million for the quarter ended December 31, 2006.  Salaries and employee benefits expense increased by $5.9 million, primarily due to an executive separation agreement expense of $5.9 million incurred in the fourth quarter of 2007.  Professional and legal expense increased by $2.4 million, primarily due to $1.9 million of unamortized issuance costs recognized in the fourth quarter of 2007, as a result of the redemption of trust preferred securities in October 2007.  Other operating expenses increased $2.3 million, primarily due to a $1.5 million contribution made in the fourth quarter of 2007 to the MB Financial Charitable Foundation, which is dedicated to strengthening the communities where MB Financial Bank operates.  Occupancy and equipment expense increased $1.0 million, primarily due to organic growth.

Income tax expense for the three months ended December 31, 2007 decreased $5.4 million to $1.9 million compared to $7.3 million for the same period in 2006.  The effective tax rates were 19.2% and 30.0% for the quarters ended December 31, 2007 and 2006, respectively.  The decline in the effective tax rate was primarily due to a higher percentage of pre-tax income generated from tax exempt sources for the three months ended December 31, 2007, compared to the same period in 2006.

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

Overview

We had net income of $93.9 million for the year ended December 31, 2007 compared to $67.1 million for the year ended December 31, 2006, an increase of $26.7 million, or 39.9%.  Fully diluted earnings per share for 2007 increased 21.7% to $2.58 compared to $2.12 per share in 2006.

       The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses.  The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  Additionally, our net income is affected by other income and other expenses.  The provision for loan losses reflects the amount that we believe is adequate to cover potential credit losses in our loan portfolio.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, brokerage fees, asset management and trust fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net gains on sale of other assets, merchant card processing fees and other operating income.  Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, merchant card processing expense, charitable  contributions, and other operating expenses.

Net interest income is affected by changes in the volume and mix of interest earning assets, interest earned on those assets, the volume and mix of interest bearing liabilities and interest paid on interest bearing liabilities.  Other income and other expenses are impacted by growth of operations and growth in the number of loan and deposit accounts through both acquisitions and core banking business growth.  Growth in operations affects other expenses primarily as a result of additional employees, branch facilities and promotional marketing expense.  Growth in the number of loan and deposit accounts affects other income, including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.

As noted under “Item 6. Selected Financial Data," on November 28, 2007, we completed the sale of our Oklahoma City-based subsidiary bank, Union Bank for $76.3 million, resulting in an after-tax gain of $28.8 million.  Prior to closing, Union Bank sold to MB Financial Bank approximately $100 million in performing loans previously purchased from and originated by MB Financial Bank.

For purposes of the following discussion, balances, average rate, income and expenses associated with Union Bank, including the gain recognized on the sale, have been excluded from continuing operations.  See Note 3 of the notes to our consolidated financial statements for additional information on discontinued operations.

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

Allowance for Loan Losses.  Subject to the use of estimates, assumptions, and judgments is management's evaluation process used to determine the adequacy of the allowance for loan losses, which combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.  As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses.  Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management or require that adjustments be made to the allowance for loan losses, based on their judgments about information available to them at the time of their examination.  We believe the allowance for loan losses is adequate and properly recorded in the financial statements.  See "Allowance for Loan Losses" section below for further analysis.

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At December 31, 2007, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $35.7 million.  See Note 1 and Note 7 of our audited consolidated financial statements for additional information.

Income Tax Accounting. In June 2006, the FASB issued FASB interpretation No.  48,  "Accounting  for  Uncertainty  in  Income  Taxes - an interpretation  of  FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for income  taxes  by  prescribing  the  minimum  recognition  threshold  that a tax position  must  meet  to  be recognized in the financial statements. FIN 48 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for uncertain income tax positions.  As of December 31, 2007, the Company had $3.8 million of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in FIN 48 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of December 31, 2007, the Company had $90 thousand of accrued interest related to tax reserves. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.  See Note 16 of our audited consolidated financial statements for additional information.

Recent Accounting Pronouncements.  Refer to Note 1 of our consolidated financial statements for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

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

	Year Ended December 31,
	2007			2006		2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets:
Loans (1) (2)	$ 5,198,249	$ 392,526	7.55%	$ 4,082,920	$ 309,951	7.59%	$ 3,351,130	$ 221,724	6.62%
Loans exempt from federal
income taxes (3)	9,338	754	7.96	5,027	373	7.32	2,939	190	6.38
Taxable investment securities	1,037,129	49,675	4.79	1,115,585	51,836	4.65	1,027,752	42,689	4.15
Investment securities exempt
from federal income taxes (3)	374,025	21,326	5.62	305,930	17,316	5.58	260,165	14,625	5.54
Federal funds sold	8,853	449	5.00	15,148	774	5.04	5,170	178	3.40
Other interest bearing deposits	7,193	264	3.67	7,952	312	3.92	10,897	301	2.76
Total interest earning assets	6,634,787	464,994	7.01	5,532,562	380,562	6.88	4,658,053	279,707	6.00
Assets available for sale	341,734			393,003			356,376
Non-interest earning assets	934,089			676,505			503,708
Total assets	$ 7,910,610			$ 6,602,070			$ 5,518,137

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$ 1,213,001	$ 37,568	3.10	$ 778,795	$ 18,475	2.37	$ 665,811	$ 8,444	1.27
Savings deposit	428,087	3,051	0.71	457,723	3,334	0.73	495,645	3,192	0.64
Time deposits	2,986,964	145,030	4.86	2,674,892	119,299	4.46	2,029,362	64,971	3.20
Short-term borrowings	812,681	37,354	4.60	631,892	27,944	4.42	655,764	19,206	2.93
Long-term borrowings and junior
Subordinated notes	364,441	21,957	5.94	293,310	17,140	5.76	170,044	9,876	5.73
Total interest bearing liabilities	5,805,174	244,960	4.22	4,836,612	186,192	3.85	4,016,626	105,689	2.63

Non-interest bearing deposits	860,557			708,100			624,361
Liabilities held for sale	313,414			365,380			329,741
Other non-interest bearing liabilities	80,141			64,909			54,896
Stockholders’ equity	851,324			627,069			492,513
Total liabilities and stockholders’ Equity	$ 7,910,610			$ 6,602,070			$ 5,518,137
Net interest income/interest rate spread (4)		$ 220,034	2.79%		$ 194,370	3.03%		$ 174,018	3.37%
Taxable equivalent adjustment		7,728			6,191			5,185
Net interest income, as reported		$ 212,306			$ 188,179			$ 168,833
Net interest margin (5)			3.20%			3.40%			3.62%
Tax equivalent effect			0.12%			0.11%			0.12%
Net interest margin on a fully tax equivalent basis (5)			3.32%			3.51%			3.74%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes loan origination fees of $6.7 million, $6.9 million and $7.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

       Net interest income on a tax equivalent basis increased $25.7 million, or 13.2%, to $220.0 million for the year ended December 31, 2007 from $194.4 million for the year ended December 31, 2006.  Tax-equivalent interest income increased by $84.4 million, primarily due to a $1.1 billion, or 19.9%, increase in average interest earning assets.  The yield on average interest earning assets increased 13 basis points to 7.01%.  The increase in average interest earning assets was primarily due to the acquisition of FOBB in the third quarter of 2006, and organic growth.  Interest expense increased by $58.8 million due to a $968.6 million, or 20.0%, increase in average interest bearing liabilities.  The increase in average interest bearing liabilities was primarily due to the acquisition of FOBB and organic growth.  The rate on average interest bearing liabilities increased 37 basis points to 4.22% due to the increase in overall short-term interest rates and the acquisition of FOBB.  The net interest margin expressed on a fully tax equivalent basis for the year ended December 31, 2007, decreased by 19 basis points from 3.51% for the year ended December 31, 2006, due to the acquisition of FOBB, the inverted yield curve, continued tight credit spreads on loans and fierce competition for deposits.

Net interest income on a tax equivalent basis increased $20.4 million, or 11.7% to $194.4 million for the year ended December 31, 2006 from $174.0 million for the year ended December 31, 2005.  Tax-equivalent interest income increased by $100.9 million due to a $874.5 million, or 18.8% increase in average interest earning assets.  The increase was comprised of a $733.9 million, or 21.9% increase in average loans and a $133.6 million, or 10.4% increase in average investment securities.  The acquisition of FOBB increased the average loan balance and the average investment securities balance by approximately $375.6 million and $157.1 million, respectively.  The increase in average investment securities due to the FOBB acquisition was partially off set by a overall decrease in our investment securities portfolio balance, net of the FOBB acquisition, throughout the year as cash from the investment portfolio was used to pay-down wholesale borrowings.  The yield on average interest earning assets increased 88 basis points to 6.88% due to the increase in short-term interest rates.  Interest expense increased by $80.5 million as average interest bearing liabilities increased by $820.0 million, while their cost increased by 122 basis points to 3.85%, also due to the increase in short-term interest rates.  Approximately $566.6 million of the increase in average interest bearing liabilities was due to our acquisition of FOBB, with the remainder resulting from organic growth.  The net interest margin decreased primarily due to the inverted yield curve, continued tight credit spreads on loans and the FOBB merger.  We estimate that approximately 8 basis points of the decline in net interest margin from 2005 to 2006 was due to the acquisition of FOBB.

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

	Year Ended December 31,
	2007 Compared to 2006			2006 Compared to 2005
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Earning Assets:
Loans	$ 84,217	$ (1,642)	$ 82,575	$ 52,680	$ 35,547	$ 88,227
Loans exempt from federal income taxes (1)	345	36	381	152	31	183
Taxable investment securities	(3,724)	1,563	(2,161)	3,829	5,318	9,147
Investment securities exempt from federal
Income taxes (1)	3,882	128	4,010	2,589	102	2,691
Federal funds sold	(319)	(6)	(325)	477	119	596
Other interest bearing deposits	(29)	(19)	(48)	(95)	106	11
Total increase in interest income	84,372	60	84,432	59,632	41,223	100,855

Interest Bearing Liabilities:
NOW and money market deposit accounts	12,334	6,759	19,093	1,636	8,395	10,031
Savings deposits	(212)	(71)	(283)	(256)	398	142
Time deposits	14,619	11,112	25,731	24,300	30,028	54,328
Short-term borrowings	8,272	1,138	9,410	(723)	9,461	8,738
Long-term borrowings and junior
subordinated notes	4,271	546	4,817	7,203	61	7,264
Total increase in interest expense	39,284	19,484	58,768	32,160	48,343	80,503
Total Increase (decrease) in net interest income	$ 45,088	$ (19,424)	$ 25,664	$ 27,472	$ (7,120)	$ 20,352

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% rate.

Other Income

Other income increased $28.6 million, or 40.1% to $99.9 million for the year ended December 31, 2007 from $71.3 million for the year ended December 31, 2006.  Merchant card processing income increased by $9.5 million mostly due to the acquisition of FOBB and an increase in transactions processed during the year ended December 31, 2007 compared to the same period in 2006.  Net gain on sale of other assets increased by $9.2 million.  During the year ended December 31, 2007, we also sold two properties for a total gain of $7.4 million.  Also, during the year ended December 31, 2007, we realized a gain of $2.4 million on the sale of artwork that was acquired as a result of our acquisition of FOBB.  Deposit service fees increased $4.5 million, primarily due to the acquisition of FOBB, enhancements made to our courtesy overdraft program, and a fee increase that was implemented during the second quarter of 2007.  Asset management and trust fees increased $3.5 million, primarily due to the acquisition of FOBB, a $909 thousand gain realized on the sale of our land trust operations during the first quarter of 2007, an increase in fees generated from new customers, and expansion of our existing customer relationships during the year ended December 31, 2007 compared to the same period in 2006.  Net lease financing increased $2.5 million, primarily due to higher residual realizations during the year ended December 31, 2007 compared to the year ended December 31, 2006.  During the year ended December 31, 2007, we sold approximately $563.9 million in investment securities that resulted in a net loss of $3.7 million.  The proceeds were redeployed to fund loan growth, and new investment purchases.  During the second quarter of 2007 we sold our third party brokerage business.  We recognized a $947 thousand gain on the sale.

Other income increased $11.2 million, or 18.7% to $71.3 million for the year ended December 31, 2006 from $60.1 million for the year ended December 31, 2005.  Merchant card processing income increased by $4.6 million mostly due to the acquisition of FOBB and an increase in transactions processed during the year ended December 31, 2006 compared to the same period in 2005.  Brokerage fee income increased $1.5 million due to increased investment representative production in 2006 compared to 2005.  Net loss on securities sold decreased $1.6 million to $445 thousand for the year ended December 31, 2006, compared to $2.1 million for the year ended December 31, 2005.  Asset management and trust fees increased by $1.1 million primarily due to the acquisition of FOBB.  Net gain on sale of other assets increased by $840 thousand primarily due to the sale of excess real estate in 2006.  Other operating income and deposit service fees increased by $974 thousand, and $843 thousand, respectively, primarily due to the acquisition of FOBB.  Offsetting the increases above, net lease financing declined by $863 thousand primarily due to lower residual realizations in 2006 compared with 2005.

Other Expenses

Other expense increased by $47.8 million, or 30.0% to $206.8 million for the year ended December 31, 2007 from $159.1 million for the year ended December 31, 2006.  Salaries and employee benefits increased by $23.1 million primarily due to the acquisition of FOBB and organic growth, and partially due to an executive separation agreement expense incurred in 2007.  Merchant card processing expense increased by $7.8 million due to the acquisition of FOBB and an increase in transactions processed during the year ended December 31, 2007, compared to the same period in 2006.  Charitable contributions increased by $4.0 million primarily due to contributions totaling $4.5 million made during 2007 to the MB Financial Charitable Foundation, which is dedicated to strengthening the communities where MB Financial Bank operates.  Occupancy and equipment expense increased by $4.5 million, primarily due to the acquisition of FOBB and organic growth.  On October 2, 2007, we redeemed $61.7 million of trust preferred securities with a fixed coupon rate of 8.60%.  As a result of redeeming these securities, we recorded $1.9 million of unamortized issuance costs that was recorded as professional and legal expense.

Other expense increased by $25.6 million, or 19.1% to $159.1 million for the year ended December 31, 2006 from $133.5 million for the year ended December 31, 2005.  Salaries and employee benefits increased by $16.5 million primarily due to the acquisition of FOBB and organic growth.  We estimate that approximately $8.6 million of the increase in salaries and employee benefits expense was due to the acquisition of FOBB.  Merchant card processing expense increased by $4.2 million mostly due to the acquisition of FOBB and an increase in transactions processed during the year ended December 31, 2006 compared to the same period in 2005.  Occupancy and equipment expense increased by $2.1 million.  Approximately $1.6 million of the increase in occupancy and equipment expense was due to the acquisition of FOBB.  The remaining increase was primarily due to additional branch office locations.  Other operating expenses increased by $1.9 million partially due to the acquisition of FOBB and partially due to increases in filing and other loan expense, and stationary, printing and supplies expense of $310 thousand and $701 thousand, respectively.   Printing expense increased from 2005 as a result of outsourcing processes that were previously done in-house.  Computer services expense increased by $1.2 million, primarily due to system upgrades during 2006 and the acquisition of FOBB.  Brokerage fee expense increased by $1.1 million, which is directly related to the increase in brokerage income.

Income Taxes

Income tax expense for the year ended December 31, 2007 decreased $3.2 million to $24.0 million compared to $27.3 million for the same period in 2006.  The effective tax rates were 27.9% and 30.2% for the years ended December 31, 2007 and 2006, respectively.  The decline in the effective tax rate was primarily due to a higher percentage of pre-tax income generated from tax exempt sources for the year ended December 31, 2007, compared to the same time period in 2006.

Income tax expense for the year ended December 31, 2006 increased $662 thousand to $27.3 million compared to $26.6 million for the same period in 2005.  The effective tax rates were 30.2% and 30.5% for the years ended December 31, 2006 and 2005, respectively.

As previously stated in the “Critical Accounting Policies” section above, income tax expense recorded in the consolidated income statement involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy.  See Note 1 and Note 16 of the notes to our audited consolidated financial statements for our income tax accounting policy and additional income tax information.

Balance Sheet

Total assets did not change significantly from December 31, 2006 to December 31, 2007.  Net loans increased by $638.0 million, or 13.0% to $5.6 billion at December 31, 2007.  See “Loan Portfolio” section below for further analysis.  Investment securities available for sale decreased by $387.0 million, or 23.8%, to $1.2 billion at December 31, 2007 from $1.6 billion at December 31, 2006.  Our investment security portfolio continued to decrease, as a majority of Government sponsored agency and enterprise securities that have been sold or matured have not been replaced due to the lack of attractive investment opportunities and due to funding needed for loan growth.  As a result of the Union Bank sale in November 2007, as noted earlier, we had no assets classified as held for sale as of December 31, 2007, compared to $393.6 million of assets held for sale as of December 31, 2006.

Total liabilities did not change significantly from December 31, 2006 to December 31, 2007.  Total deposits decreased by $66.8 million or 1.2% to $5.5 billion at December 31, 2007 from $5.6 billion at December 31, 2006, primarily due to a decline in certificates of deposit of $138.8 million, a decline in brokered deposit accounts of $91.1 million, a decline in savings accounts of $82.7 million, and a decline in non-interest bearing deposits of $48.9 million, partially offset by an increases in money market and NOW accounts and public funds deposits of $222.2 million and $72.5, respectively.  Long-term borrowings decreased $37.0 million.  This decrease was primarily due to a $79.1 million decrease in Federal Home Loan Bank advances as a result of long-term advances being reclassified to short-term advances during 2007, partially offset by a $40 million increase in subordinated debt during 2007.  Short-term borrowings increased by $289.2 million, primarily due to an increase in Federal Home Loan Bank advances of $236.0 million.

Total stockholders’ equity increased $15.4 million to $862.4 million at December 31, 2007 compared to $847.0 million at December 31, 2006.  The increase was primarily due to a $67.9 million increase in retained earnings and a $15.2 million increase in accumulated other comprehensive income, partially offset by a $69.4 million increase in treasury stock.  The increase in retained earnings was due to net income of $93.9 less $26.0 million, or $0.72 per share, in cash dividends.  The increase in accumulated other comprehensive income was due to a change in unrealized gain on investment securities available for sale.  The increase in treasury stock was primarily due to the repurchase of outstanding shares, partially offset by shares reissued due to the exercise of stock options during the year ended December 31, 2007.

Investment Securities

The primary purpose of the investment portfolio is to provide a source of earnings, for liquidity management purposes, and to control interest rate risk.  In managing the portfolio, we seek safety of principal, liquidity, diversification and maximized return on funds.  See “Liquidity” and “Capital Resources” in this Item 7 and “Quantitative and Qualitative Disclosures About Market Risk - Asset Liability Management” under Item 7A.

        The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	Year-ended December 31,
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$-	$-	$11,287	$11,248	$11,564	$11,519
Government sponsored agencies	305,768	310,538	666,855	665,435	312,602	310,456
States and political subdivisions	407,973	412,302	369,204	370,036	279,559	278,379
Mortgage-backed securities	435,743	438,056	505,241	495,215	615,809	606,629
Corporate bonds	12,797	13,057	27,477	27,316	47,044	46,420
Equity securities	67,117	67,131	58,627	58,551	62,704	62,746
Debt securities issued by foreign governments	299	301	547	547	-	-

Total	$1,229,697	$1,241,385	$1,639,238	$1,628,348	$1,329,282	$1,316,149

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

Securities of a single issuer which had book values in excess of 10.0% of our stockholder’s equity at December 31, 2007, other than government sponsored agencies and corporations, included mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  FNMA issued mortgage-backed securities had an aggregate book value and market value of $151.7 million and $152.1 million, respectively, at December 31, 2007.  FHLMC issued mortgage-backed securities had an aggregate book value and market value of $247.2 million and $249.1 million, respectively, at December 31, 2007.  We do not have any meaningful direct or indirect holdings of subprime residential mortgages in our investment portfolio.

        The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities available for sale at December 31, 2007 (dollars in thousands):

			Due after One		Due after Five
	Due in One		Year through		Years through		Due after
	Year or Less		Five Years		Ten Years		Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

U.S. Treasury securities	$-	-	$-	-	$-	-	$-	-
Government sponsored agencies	151,912	4.58%	101,236	4.48%	57,390	5.32%	-	-
States and political subdivision (1)	13,937	5.56%	70,418	5.60%	235,852	5.87%	92,095	6.33%
Mortgage-backed securities (2)	193	4.22%	19,798	4.50%	127,105	5.05%	290,960	5.02%
Corporate bonds	6,125	5.01%	-	-	-	-	6,932	8.10%
Equity securities	-	-	-	-	-	-	67,131	2.78%
Debt securities issued by foreign governments	-	-	301	6.62%	-	-	-	-
Total	$172,167	4.68%	$191,753	4.90%	$420,347	5.55%	$457,118	4.95%

(1)	Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.
(2)	These securities are presented based upon contractual maturities.

Loan Portfolio

                The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial related credits:
Commercial loans	$1,323,455	24%	$1,020,707	21%	$767,392	22%	$693,219	22%	$613,492	23%
Commercial loans collateralized by assignment of lease payments	553,138	10%	392,063	8%	271,945	8%	250,595	8%	234,084	9%
Commercial real estate	1,994,312	36%	1,804,103	36%	1,465,875	42%	1,313,619	42%	1,150,620	42%
Construction real estate	825,216	14%	851,896	17%	511,379	15%	395,864	12%	265,356	10%
Total commercial related credits	4,696,121	84%	4,068,769	82%	3,016,591	87%	2,653,297	84%	2,263,552	84%
Other loans:
Residential real estate	372,787	6%	360,183	7%	224,006	6%	269,457	8%	182,877	8%
Indirect vehicle	146,311	3%	110,573	2%	56	-	215	-	786	-
Home equity	347,676	6%	381,612	8%	222,419	6%	242,231	7%	197,724	7%
Consumer loans	52,732	1%	50,357	1%	17,375	1%	15,620	1%	16,421	1%
Total other loans	919,506	16%	902,725	18%	463,856	13%	527,523	16%	397,808	16%

Gross loans (1)	5,615,627	100%	4,971,494	100%	3,480,447	100%	3,180,820	100%	2,661,360	100%
Allowance for loan losses	(65,103)		(58,983)		(42,290)		(42,255)		(37,730)
Net Loans	$5,550,524		$4,912,511		$3,438,157		$3,138,565		$2,623,630

(1)
Gross loan balances at December 31, 2007, 2006, 2005, 2004, and 2003 are net of unearned income, including net deferred loans fees of $3.7 million, $3.0 million, $3.2 million, $4.1 million, and $4.1 million, respectively.

Total loans and total commercial related credits increased from 2006 to 2007 by approximately $644.1 million and $627.4 million, respectively.  Commercial related credits grew primarily due to organic growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development.  Approximately $100.0 million of the increase was due to the purchase of loans by MB Financial Bank from Union Bank, prior to the closing of the Union Bank sale, as noted earlier.

Total loans and total commercial related credits increased from 2005 to 2006 by approximately $1.5 billion and $1.1 billion, respectively.  Of the $1.5 billion increase in total loans, and the $1.1 billion increase in commercial loans, approximately $1.1 billion and 632.0 million, respectively, were due to the acquisition of FOBB.

Loan Maturities

                The following table sets forth the scheduled repayment information for our loan portfolio at December 31, 2007 (in thousands).  Loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due in One Year		Due after One Year		Due after
	Or Less		Through Five Years		Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating
	Rate	Rate	Rate	Rate	Rate	Rate	Total

Commercial loans	$91,476	$728,292	$104,874	$379,852	$9,838	$9,123	$1,323,455
Commercial loans collateralized by
assignment of lease payments	240,908	1,000	307,759	-	3,471	-	553,138
Commercial real estate	398,190	326,985	873,268	305,131	24,729	66,009	1,994,312
Construction real estate	16,169	593,473	8,697	206,877	-	-	825,216
Residential real estate	45,158	14,694	88,086	46,713	68,314	109,822	372,787
Indirect vehicle	59,606	-	83,980	-	2,725	-	146,311
Home equity	14,031	92,193	14,935	188,517	527	37,473	347,676
Consumer loans	9,981	29,386	3,708	9,657	-	-	52,732
Gross loans	$875,519	$1,786,023	$1,485,307	$1,136,747	$109,604	$222,427	$5,615,627

Asset Quality

                The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	At December 31,
	2007	2006	2005	2004	2003
Non-performing loans:
Non-accruing loans (1)	$24,459	$21,164	$19,850	$22,386	$20,761
Loans 90 days or more past due, still accruing interest	-	304	321	185	312
Total non-performing loans	24,459	21,468	20,171	22,571	21,073
Other real estate owned	1,120	2,844	354	384	472
Repossessed vehicles	179	192	-	-	-
Total non-performing assets	$25,758	$24,504	$20,525	$22,955	$21,545

Total non-performing loans to total loans	0.44%	0.43%	0.58%	0.71%	0.79%
Allowance for loan losses to non-performing loans	266.17%	274.75%	209.66%	187.21%	179.04%
Total non-performing assets to total assets	0.33%	0.31%	0.36%	0.44%	0.49%

(1)	Includes restructured loans totaling $568 thousand and $667 thousand at December 31, 2004 and 2003, respectively. There were no restructured loans at December 31, 2007, 2006 and 2005.

Non-performing Assets

Non-performing loans include loans accounted for on a non-accrual basis, accruing loans contractually past due 90 days or more as to interest or principal and loans whose terms have been restructured to provide reduction or deferral of interest or  principal because of a deterioration in the financial position of the borrower.  Management reviews the loan portfolio for problem loans on an ongoing basis.  During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for loan losses and (if appropriate) partial or full charge-off.  After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  If interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income.  Loans will not be placed back on accrual status unless back interest and principal payments are made.  If interest on non-accrual loans had been accrued, such income would have amounted to approximately $1.6 million and $1.4 million for the years ended December 31, 2007 and 2006, respectively.  Our general policy is to place loans 90 days past due on non-accrual status.

        Non-performing assets consists of non-performing loans as well as other repossessed assets and other real estate owned.  Other real estate owned represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair value less the estimated cost of disposal.  Other real estate owned is evaluated regularly to ensure that the recorded amount is supported by its current fair value.  Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary.  Revenues and expenses from the operations of other real estate owned and changes in the valuation are included in other income and other expenses on the income statement.    Other repossessed assets primarily consist of repossessed vehicles.  Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued. Once the Bank obtains title, repossessed vehicles are not included in loans, but are classified as “other assets” on the consolidated balance sheets. The typical holding period for resale of repossessed automobiles is less than 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period.  The typical holding period for motorcycles can be more than 90 days as well, as the average motorcycle re-sale period is longer than the average automobile re-sale period.  The longer average period for motorcycles is a result of cyclical trends in the motorcycle market.

Of the $21.5 million of non-performing loans as of December 31, 2006, only $4.6 million still remained outstanding at December 31, 2007.

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

We maintain our allowance for loan losses at a level that management believes is appropriate to absorb probable losses on existing loans based on an evaluation of the collectability of loans, underlying collateral and prior loss experience.

Our allowance for loan losses is comprised of three elements: a general loss reserve; a specific reserve for impaired loans; and a reserve for smaller-balance homogenous loans.  Each element is discussed below.

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

Other components may be added to the general loss reserve depending on other inherent risks in the portfolio.  As a result of higher than expected losses on contractor loans as of December 31, 2007, a general loss factor was included for contractor loans that met certain guidelines by adjusting upward estimated default and loss given default factors.

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

At each quarter end, potential problem loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing the loan.

The general loss reserve was $56.2 million as of December 31, 2007, and $51.8 million as of December 31, 2006.   The increase in the general loss reserve was primarily due to loan growth and an increase in potential problem loans.  See discussion below in "Potential Problem Loans".

Specific Reserves. Our allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.  The total specific reserve component of the allowance was $6.0 million as of December 31, 2007 and $4.3 million as of December 31, 2006.   The increase in specific reserve relates to the increase in impaired loans in the portfolio.

Smaller Balance Homogenous Loans. Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.   Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one year time horizon.  For improved accuracy, indirect vehicle loan losses are estimated using a combination of our historical loss statistics as well as industry loss statistics.  The reserves for smaller balance homogenous loans totaled $2.9 million at December 31, 2007, and December 31, 2006.

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

Loan quality is monitored closely by management and is reviewed by MB Financial Bank’s board of directors at its regularly scheduled meetings. We consistently apply our methodology for determining the appropriateness of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs and management's evaluation of the loan portfolio.

                The following table presents an analysis of the allowance for loan losses for the years presented (dollars in thousands):
	Year Ended December 31,
	2007	2006	2005	2004	2003

Balance at beginning of year	$58,983	$42,290	$42,255	$37,730	$32,283
Additions from acquisitions	-	16,425	-	4,052	3,563
Allowance related to bank subsidiary sold	-	-	-	-	(528)
Provision for loan losses	19,313	10,100	8,150	7,800	12,656
Charge-offs:
Commercial loans	(7,072)	(10,160)	(4,007)	(5,584)	(7,174)
Commercial loans collateralized by
assignment of lease payments	(515)	(246)	(826)	(1,538)	(131)
Commercial real estate	(3,471)	(1,671)	(1,052)	(1,508)	(4,027)
Residential real estate	(1,075)	(434)	(118)	(98)	(1,621)
Construction real estate	(2,294)	-	(3,824)	(514)	(920)
Indirect vehicles	(1,193)	(307)	-	-	-
Home equity	(194)	(427)	(149)	(276)	(818)
Consumer loans	(492)	(555)	(199)	(459)	(215)
Total charge-offs	(16,306)	(13,800)	(10,175)	(9,977)	(14,906)
Recoveries:
Commercial loans	1,265	2,402	954	1,488	2,049
Commercial loans collateralized by
assignment of lease payments	979	40	329	105	553
Commercial real estate	37	378	51	35	975
Residential real estate	20	26	97	45	71
Construction real estate	38	490	-	28	-
Indirect vehicles	389	4	-	-	-
Home equity	344	481	495	611	874
Consumer loans	41	147	134	338	140
Total recoveries	3,113	3,968	2,060	2,650	4,662

Net charge-offs	(13,193)	(9,832)	(8,115)	(7,327)	(10,244)

Balance at December 31,	$65,103	$58,983	$42,290	$42,255	$37,730

Total loans at December 31,	$5,615,627	$4,971,494	$3,480,447	$3,180,820	$2,661,360
Ratio of allowance to total loans	1.16%	1.19%	1.22%	1.33%	1.42%
Ratio of net charge-offs to average loans	0.25%	0.24%	0.24%	0.25%	0.39%

The increase in our provision from 2006 to 2007 was primarily due to our organic loan growth during 2007, our purchase of loans from Union Bank, and an increase in potential problem loans.

        The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans.  The purpose of this allocation is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2007		2006		2005		2004		2003
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial loans	$15,627	24%	$20,918	21%	$14,918	22%	$10,394	22%	$9,963	23%
Commercial loans collateralized by
assignment of lease payments	7,854	10%	8,897	8%	6,868	8%	6,560	8%	4,301	9%
Commercial real estate	15,653	36%	10,458	36%	11,687	42%	9,715	42%	7,288	42%
Residential real estate	1,430	6%	1,430	7%	776	6%	779	8%	1,546	8%
Construction real estate	23,039	14%	15,780	17%	7,491	15%	4,416	12%	2,655	10%
Consumer loans and other	1,500	10%	1,621	11%	550	7%	571	8%	4,357	8%
Unallocated (1)	-	-%	-	-%	-	-%	9,820	-%	7,620	-%
Total	$65,103	100%	$58,983	100%	$42,290	100%	$42,255	100%	$37,730	100%

(1)  In 2005, the methodology was refined to fully allocate all components of the loan loss reserve.

Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including specific reserves, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in our market area.  In addition, federal regulatory authorities, as part of the examination process, periodically review our allowance for loan losses.  The regulators may require us to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination.  Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.  In 2007, the allocation of the allowance for loan loss increased in commercial real estate loans and construction real estate loans due to an increase in potential problem loans in these portfolios.  See discussion below in "Potential Problem Loans".  The decrease in the allowance for loan losses for commercial loans resulted primarily from reduced risk of loss from loans acquired in acquisitions in this portfolio.

Potential Problem Loans

We utilize an internal asset classification system as a means of reporting problem and potential problem assets.  At our scheduled meetings of the board of directors of MB Financial Bank, a watch list is presented, showing significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.”  Under our risk rating system noted above, Special Mention, Substandard, and Doubtful loan classifications correspond to risk ratings six, seven, and eight, respectively.  An asset is classified Substandard, or risk rated seven if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful, or risk rated eight have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss, or risk rated nine are those considered uncollectible and viewed as valueless assets and have been charged-off.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention, or risk rated six.

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Office of the Comptroller of the Currency, MB Financial Bank’s primary regulator, which can order the establishment of additional general or specific loss allowances.  There can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially adjust our allowance for loan losses.  The Office of the Comptroller of the Currency, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for probable loan losses.  We analyze our process regularly, with modifications made if needed, and report those results four times per year at meetings of our board of directors.  However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially adjust our allowance for loan losses at the time of their examination.

Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

We define potential problem loans as performing loans rated substandard or doubtful, that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans were $87.6 million, or 1.56% of total loans as of December 31, 2007, and approximately $25.8 million, or 0.52% of total loans as of December 31, 2006.  A majority of the increase in potential problem loans was due to the addition of certain residential construction loans.

Sources of Funds

General.   Deposits, short-term and long-term borrowings, including junior subordinated notes issued to capital trusts and subordinated debt, loan and investment security repayments and prepayments, proceeds from the sale of securities, and cash flows generated from operations are the primary sources of our funds for lending, investing, leasing and other general purposes.  Loan repayments are a relatively predictable source of funds except during periods of significant interest rate declines, while deposit flows tend to fluctuate with prevailing interests rates, money markets conditions, general economic conditions and competition.

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

        The following table sets forth the maturities of certificates of deposit and other time deposits $100,000 and over at December 31, 2007 (in thousands):

At December 31, 2007
Certificates of deposit $100,000 and over:
Maturing within three months	$757,770
After three but within six months	458,773
After six but within twelve months	171,000
After twelve months	243,104
Total certificates of deposit $100,000 and over (1)	$1,630,647

Other time deposits $100,000 and over (2):
Maturing within three months	$16,979
After three but within six months	17,818
After six but within twelve months	10,712
After twelve months	10,437
Total other time deposits $100,000 and over	$55,946

(1) Includes brokered deposits of $478.5 million.
(2) Consists of time deposits held in individual retirement accounts (IRA’s) and time certificates that the customer has the option to increase the principal balance and maintain the original interest rate.

        The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31,
	2007		2006
	Amount	Percent	Amount	Percent

Demand deposits, noninterest bearing	$875,491	15.88%	$924,371	16.56%
NOW and money market accounts	1,263,021	22.91	1,040,819	18.65
Savings deposits	390,980	7.09	473,727	8.49
Time certificates, $100,000 or more	1,686,593	30.59	1,684,424	30.19
Other time certificates	1,297,698	23.53	1,457,212	26.11
Total	$5,513,783	100.00%	$5,580,553	100.00%

Borrowings. Short-term borrowings increased by $289.2 million to $977.7 million at December 31, 2007 compared to $688.5 million at December 31, 2006.  We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings from time to time include federal funds purchased, securities sold under agreements to repurchase, Federal Home Loan Bank advances, treasury, tax and loan demand notes, and correspondent bank lines of credit.  We also offer customers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements.  As business customers have grown more sophisticated in managing their daily cash position, demand for the sweep product has increased.

        The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2007	2006	2005

Federal funds purchased:
Average balance outstanding	$90,928	$57,641	$53,460
Maximum outstanding at any month-end during the period	199,100	133,100	156,700
Balance outstanding at end of period	170,000	133,100	30,600
Weighted average interest rate during the period	5.16%	5.40%	3.26%
Weighted average interest rate at end of the period	3.86%	5.38%	4.46%
Securities sold under agreements to repurchase:
Average balance outstanding	$323,132	$365,786	$382,817
Maximum outstanding at any month-end during the period	409,848	462,293	465,795
Balance outstanding at end of period (1)	367,702	351,378	445,192
Weighted average interest rate during the period	3.66%	3.97%	2.83%
Weighted average interest rate at end of the period	3.02%	3.89%	3.55%
Federal Home Loan Bank advances:
Average balance outstanding	$397,065	$205,805	$217,583
Maximum outstanding at any month-end during the period	440,019	239,679	242,742
Balance outstanding at end of period	440,019	204,026	237,718
Weighted average interest rate during the period	5.23%	4.94%	3.01%
Weighted average interest rate at end of the period	5.05%	5.30%	4.43%
Treasury, tax and loan demand notes
Average balance outstanding	$-	$1,545	$-
Maximum outstanding at any month-end during the period	-	3,959	-
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	-	4.48%	-
Weighted average interest rate at end of the period	-	-	-
Correspondent bank lines of credit:
Average balance outstanding	$1,555	$1,115	$1,904
Maximum outstanding at any month-end during the period	10,000	12,000	10,000
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	5.72%	6.11%	4.35%
Weighted average interest rate at end of the period	-	-	-

(1)	Balance includes customer repurchase agreements totaling $367.7 million, $314.4 million and $196.0 million at December 31, 2007, 2006 and 2005, respectively.

Long-term borrowings include notes payable to other banks to support a portfolio of equipment that we own and lease to other companies, Federal Home Loan Bank advances, structured repurchase agreements, and subordinated debt.  As of December 31, 2007 and December 31, 2006, our long-term borrowings were $208.9 million and $245.9 million, respectively.

Junior subordinated notes issued to capital trusts include debentures sold to Coal City Capital Trust I, FOBB Capital Trust I, FOBB Capital Trust III, MB Financial Capital Trust II, MB Financial Capital Trust III, MB Financial Capital Trust IV, MB Financial Capital Trust V, and MB Financial Capital Trust VI in connection with the issuance of their preferred securities in 1998, 2000, 2003, 2005, 2006, 2006, 2007, and 2007, respectively.  As of December 31, 2007 and December 31, 2006, our junior subordinated notes issued to capital trusts were $159.0 million and $179.2 million, respectively.  See Notes 1 and 13 to the consolidated financial statements for further analysis.

Liquidity

       Bank Liquidity.  Liquidity management is monitored by an Asset/Liability Management Committee, consisting of members of management, which reviews historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.
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

Our subsidiary bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal policy which dictates a ratio of loans to deposits.  Our current policy maintains that we, on a consolidated basis, may not have a ratio of loans to deposits (including customer repurchase agreements) in excess of 105%.  At December 31, 2007, we were in compliance with the foregoing policy.

       At December 31, 2007, our subsidiary bank had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $2.2 billion.  Our bank anticipates that it will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit that are scheduled to mature within one year totaled $2.6 billion at December 31, 2007 including brokered deposits.  Although no assurance can be given, we expect to retain a substantial majority of these certificates of deposit or acquire additional brokered deposits.

In the event that additional short-term liquidity is needed, our bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at December 31, 2007, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $525 million for a short time from these banks on a collective basis.  MB Financial Bank can and intends to participate in the Federal Reserve’s Term Auction Facility to provide additional short-term borrowings.  Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and has the ability to borrow from the Federal Home Loan Bank.  As a contingency plan for significant funding needs, the Asset/Liability Management committee may also consider the sale of investment securities, selling securities under agreement to repurchase, the temporary curtailment of lending activities or sale of certain real estate and lease loans.

Corporation Liquidity. Our main sources of liquidity at the holding company level are dividends from our subsidiary bank and a line of credit maintained with a large regional correspondent bank in the amount of $30.0 million.  As of December 31, 2007, we had $30.0 million undrawn and available under our line of credit.

MB Financial Bank is subject to various regulatory capital requirements which affect its ability to pay dividends to us.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Additionally, our current policy effectively limits the amount of dividends our subsidiary bank may pay to us by requiring the bank to maintain total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 11%, 8% and 7%, respectively.  The minimum ratios required for a bank to be considered "well capitalized" for regulatory purposes are 10%, 6% and 5%, respectively.  At December 31, 2007, our subsidiary bank could pay $12.8 million in dividends and complied with our internal policy regarding minimum regulatory capital ratios.  In addition to adhering to our policy, there are regulatory restrictions on the ability of national banks to pay dividends.  See "Item 1. Business – Supervision and Regulation."

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely enter into commitments to extend credit, including loan commitments, standby and commercial letters of credit.  While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans made by us.  For additional information, see Note 17 “Commitments and Contingencies” to the consolidated financial statements.

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

Interest rate swaps designated as an interest rate related hedge of an existing fixed rate asset or liability are fair value type hedges.  We currently use fair value type hedges, or interest rate swaps, to mitigate the interest sensitivity of certain qualifying commercial loans and brokered time certificates of deposit.  The change in fair value of both the interest rate swap and hedged instrument is recorded in current earnings.  If a hedge ceases to qualify for hedge accounting prior to maturity, previous adjustments to the carrying value of the hedged item are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest-bearing instrument that has not been sold or extinguished).  For additional information, including the notional amount and fair value of our interest rate swaps at December 31, 2007, see Note 21 “Derivative Financial Instruments” to the consolidated financial statements.

Trust Preferred Securities.  In addition to our commitments and derivative financial instruments of the types described above, our off balance sheet arrangements include our combined $4.8 million ownership interests in the common securities of the statutory trusts we established to issue trust preferred securities.  See “Capital Resources” below in this Item 7 and Note 13 “Junior Subordinated Notes Issued to Capital Trusts” to the consolidated financial statements.

Contractual Obligations. In the ordinary course of operations, we enter into certain contractual obligations.  Such obligations include the funding of operations through debt issuances, subordinated notes issued to capital trusts, operating leases for premises and equipment, as well as capital expenditures for new premises and equipment.

        The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2007 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Time deposits	$2,984,291	$2,621,436	$188,201	$47,910	$126,744
Long-term borrowings	208,865	5,678	6,371	3,659	193,157
Junior subordinated notes issued to capital trusts (1)	159,016	-	-	-	159,016
Operating leases	37,105	3,703	6,298	4,440	22,664
Capital expenditures	3,565	3,565	-	-	-
Total	$3,392,842	$2,634,382	$200,870	$56,009	$501,581
Letters of Credit and commitments to extend credit	$2,206,690

(1)	Call dates are set forth in Note 13 to the audited consolidated financial statements under Item 8. Financial Statements and Supplementary Data.

Capital Resources

Our subsidiary bank is subject to the risk based capital regulations administered by the banking regulatory agencies.  The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%.  Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which, if undertaken, could have a direct material effect on the bank’s financial statements.  As of December 31, 2007, the most recent notification from the federal banking regulators categorized our subsidiary bank as well capitalized.  A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level.  There are no conditions or events since that notification that management believes have changed our subsidiary bank’s capital classification.  On a consolidated basis, we must maintain a minimum ratio of Tier 1 capital to total assets of 4.00%, a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% and a minimum ratio of total-capital to risk-weighted assets of 8.00%.  See “Item 1. Business – Supervision and Regulation – Capital Adequacy" and "Prompt Corrective Action."  In addition, our internal policy requires us, on a consolidated basis, to maintain these ratios at or above 7%, 8% and 11%, respectively.

As of December 31, 2007, our subsidiary bank was "well capitalized" under the capital adequacy requirements to which each of us are subject.  The following table sets forth the actual and required regulatory capital amounts and ratios for our subsidiary bank and us as of December 31, 2007 (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2007
Total capital (to risk-weighted assets):
Consolidated	$730,123	11.58%	$498,893	8.00%	$	N/A	N/A	%
MB Financial Bank	703,676	11.20	497,030	8.00		621,288	10.00

Tier 1 capital (to risk-weighted assets):
Consolidated	615,020	9.75	249,446	4.00		N/A	N/A
MB Financial Bank	588,573	9.37	248,515	4.00		372,773	6.00

Tier 1 capital (to average assets):
Consolidated	615,020	8.18	300,744	4.00		N/A	N/A
MB Financial Bank	588,573	8.09	291,192	4.00		363,990	5.00

N/A – not applicable

We established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The trust preferred securities are included in our consolidated Tier 1 Capital and Total Capital at December 31, 2007.  In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  As of December 31, 2007, 100% of the trust preferred securities described in Note 13 of our audited consolidated financial statements qualified as Tier I capital.  Under the final rule adopted in March 2005, that will take effect March 31, 2009, 99.6% of the trust preferred securities outstanding, as of December 31, 2007, will qualify as Tier I capital.

As of December 31, 2007, we had approximately $3.6 million in capital expenditure commitments outstanding which relate to various projects to build new branches or renovate existing branches.  We expect to pay the outstanding commitments as of December 31, 2007 through the normal cash flows of our business operations.

Statement of Cash Flows

Operating Activities.  Cash flows from continuing operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash provided by continuing operating activities decreased by $303.2 million to $141.7 million for the year ended December 31, 2007, from $445.0 million for the year ended December 31, 2006.  The decrease was primarily due to a decrease in proceeds from the sale of loans held for sale, partially offset by higher net income and a net decrease in other assets for the year ended December 31, 2007.  The decrease in proceeds from the sale of loans held for sale was primarily due to the sale of $344.8 million of indirect auto loans on September 29, 2006, to remove low yielding assets.  These indirect auto loans were held by Oak Brook Bank and acquired by us as a result of our acquisition of Oak Brook Bank on August 25, 2006.  Subsequent to the indirect auto loan sale, we significantly scaled back our indirect auto origination business.

Net cash provided by operating activities increased by $338.9 million to $445.0 million for the year ended December 31, 2006 from $106.1 million for the year ended December 31, 2005.  The increase was primarily due to the sale of approximately $344.8 million of indirect vehicle loans sold on September 29, 2006. The Company, from time to time, will engage in the activity of trading securities.  If engaging in trading activities, it is the Company’s policy to buy and sell securities within the same day.

Investing Activities. Cash used in continuing investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the year ended December 31, 2007, the Company had net cash flows used in continuing investing activities of $206.9 million, compared to $94.8 million for the year ended December 31, 2006.  The change in cash flows from continuing investing activities was primarily due to the funding of our loan growth during the year ended December 31, 2007.

Net cash used in investing activities decreased by $371.2 million to $94.8 million for the year ended December 31, 2006 from $465.9 million for the year ended December 31, 2005.  The decrease was primarily due to the overall decrease in our investment securities portfolio balance, net of the FOBB acquisition, throughout the year as cash from the investment portfolio was used to pay-down wholesale borrowings.

Financing Activities.  Cash flows from continuing financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the year ended December 31, 2007, the Company had net cash flows provided by continuing financing activities of $68.2 million, compared to net cash used in continuing financing activities of $303.7 million for the year ended December 31, 2006.  The change in cash flows from continuing financing activities was primarily due to a net increase in short-term borrowings for the year ended December 31, 2007, compared to a net decrease in short-term borrowings for the year ended December 31, 2006, and in increase in treasury stock purchased during 2007.  The Company used the funds generated from the indirect auto loan sale, as discussed above, to payoff a portion of the Company’s short-term borrowings during the year ended December 31, 2006.

Net cash provided by financing activities decreased by $668.6 million to a cash outflow of $303.7 million for the year ended December 31, 2006 compared to a cash inflow of $364.9 million for the year ended December 31, 2005, primarily due to net decreases in deposits and short-term borrowings, net of the FOBB acquisition, compared to net increases in 2005.  Deposits decreased primarily due to a decrease in public funds.

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

       Variable rate assets and liabilities that reprice at similar times, have similar maturities or repricing dates, are based on different indexes still have interest rate risk.   Basis risk reflects the possibility that indexes will not move in a coordinated manner.

We hold mortgage-related investments, including mortgage loans and mortgage-backed securities.  Prepayment risk is associated with mortgage-related investments and results from homeowners’ ability to pay off their mortgage loans prior to maturity.  We limit this risk by restricting the types of mortgage-backed securities we own to those with limited average life changes under certain interest-rate shock scenarios, or securities with embedded prepayment penalties.  We also limit the amount of fixed rate mortgage loans we hold that have maturities greater than five years.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2007 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2007 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 5%, 8% and 7%, respectively, in the first three months, 14%, 23%, and 22%, respectively, in the next nine months, 48%, 52% and 50%, respectively, from one year to five years, and 33%, 17%, and 21%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total

Interest Earning Assets:
Interest bearing deposits with banks	$7,534	$620	$939	$-	$9,093
Investment securities available for sale	156,949	237,403	444,223	402,810	1,241,385
Loans	3,266,243	752,446	1,486,858	110,080	5,615,627

Total interest earning assets	$3,430,726	$990,469	$1,932,020	$512,890	$6,866,105

Interest Bearing Liabilities:
NOW and money market deposit
Accounts	$82,876	$246,411	$638,282	$295,452	$1,263,021
Savings deposits	28,688	84,700	197,048	80,544	390,980
Time deposits	1,367,781	1,405,953	206,595	3,962	2,984,291
Short-term borrowings	466,866	222,930	171,466	116,459	977,721
Long-term borrowings	91,975	3,821	10,418	102,651	208,865
Junior subordinated notes issued
to capital trusts	152,119	-	-	6,897	159,016

Total interest bearing liabilities	$2,190,305	$1,963,815	$1,223,809	$605,965	$5,983,894

Rate sensitive assets (RSA)	$3,430,726	$4,421,195	$6,353,215	$6,866,105	$6,866,105
Rate sensitive liabilities (RSL)	2,190,305	4,154,120	5,377,929	5,983,893	5,983,893
Cumulative GAP	1,240,421	267,075	975,286	882,211	882,211
(GAP=RSA–RSL)
RSA/Total assets	43.79%	56.43%	81.09%	87.64%	87.64%
RSL/Total assets	27.96%	53.02%	68.64%	76.38%	76.38%
GAP/Total assets	15.83%	3.41%	12.45%	11.26%	11.26%
GAP/RSA	36.16%	6.04%	15.35%	12.85%	12.85%

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

        Based on simulation modeling which assumes immediate changes in interest rates at December 31, 2007 and 2006, we believe that our net interest income would change over a one-year period due to changes in interest rates as follows (dollars in thousands):

Immediate	Change in Net Interest Income Over One Year Horizon
Changes in	At December 31, 2007		At December 31, 2006
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$ (1,299)	(0.59)%	$ 2,237	1.00%
+ 1.00	(450)	(0.20)	1,752	0.78
(1.00)	(13)	(0.00)	(2,574)	(1.15)
(2.00)	3,138	1.42	(8,683)	(3.89)

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

Gradual	Change in Net Interest Income Over One Year Horizon
Changes in	At December 31, 2007		At December 31, 2006
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$ 502	0.23%	$ 1,589	0.71%
+ 1.00	736	0.33	1,245	0.56
(1.00)	384	0.17	(1,878)	(0.84)
(2.00)	1,731	0.78	(3,352)	(1.50)

In both the immediate and gradual interest rate sensitivity tables above, changes in net interest income between December 31, 2007 and December 31, 2006 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

The assumptions used in our interest rate sensitivity simulations discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income.  Our model assumes that a portion of our variable rate loans that have minimum interest rates will remain in our portfolio regardless of changes in the interest rate environment.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

Item 8.  Financial Statements and Supplementary Data

MB FINANCIAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

MB FINANCIAL, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS
December 31, 2007, 2006, and 2005

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control–Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Mitchell Feiger	/s/ Jill E. York
Mitchell Feiger	Jill E. York
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
MB Financial, Inc.

We have audited MB Financial, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, MB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of MB Financial, Inc. and our report dated February 28, 2008 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
MB Financial, Inc.

We have audited the consolidated balance sheets of MB Financial, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MB Financial, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
February 28, 2008

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(Amounts in thousands, except share and per share data)
	2007	2006

ASSETS

Cash and due from banks	$141,248	$142,207
Interest bearing deposits with banks	9,093	5,086
Total cash and cash equivalents	150,341	147,293
Investment securities available for sale	1,241,385	1,628,348
Loans (net of allowance for loan losses of $65,103 at December 31, 2007 and
$58,983 at December 31, 2006)	5,550,524	4,912,511
Assets held for sale	-	393,608
Lease investments, net	97,321	80,258
Premises and equipment, net	183,722	194,618
Cash surrender value of life insurance	116,690	114,134
Goodwill, net	379,047	379,047
Other intangibles, net	25,352	28,856
Other assets	90,321	99,625

Total assets	$7,834,703	$7,978,298

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:
Noninterest bearing	$875,491	$924,371
Interest bearing	4,638,292	4,656,182
Total deposits	5,513,783	5,580,553
Short-term borrowings	977,721	688,504
Long-term borrowings	208,865	245,880
Junior subordinated notes issued to capital trusts	159,016	179,162
Liabilities held for sale	-	361,008
Accrued expenses and other liabilities	112,949	76,239
Total liabilities	6,972,334	7,131,346

Stockholders' Equity:
Common stock, ($0.01 par value; authorized 43,000,000 shares at December 31, 2007 and 40,000,000 at December 31, 2006; issued 37,401,023 shares at December 31, 2007 and 37,332,328 at December 31, 2006)	374	373
Additional paid-in capital	441,201	439,502
Retained earnings	505,260	437,353
Accumulated other comprehensive income (loss)	7,597	(7,602)
Less: 2,785,573 and 666,120 shares of treasury stock, at cost, at December 31, 2007 and December 31, 2006, respectively	(92,063)	(22,674)
Total stockholders' equity	862,369	846,952

Total liabilities and stockholders' equity	$7,834,703	$7,978,298

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005
(Amounts in thousands, except share and per share data)
	2007	2006	2005
Interest income:
Loans	$393,016	$310,194	$221,847
Investment securities available for sale:
Taxable	49,675	51,836	42,689
Nontaxable	13,862	11,255	9,507
Federal funds sold	449	774	178
Other interest bearing accounts	264	312	301
Total interest income	457,266	374,371	274,522
Interest expense:
Deposits	185,649	141,108	76,607
Short-term borrowings	37,354	27,944	19,206
Long-term borrowings and junior subordinated notes	21,957	17,140	9,876
Total interest expense	244,960	186,192	105,689
Net interest income	212,306	188,179	168,833
Provision for loan losses	19,313	10,100	8,150
Net interest income after provision for loan losses	192,993	178,079	160,683
Other income:
Loan service fees	6,258	5,400	5,031
Deposit service fees	23,918	19,445	18,602
Lease financing, net	15,847	13,369	14,232
Brokerage fees	9,581	9,318	7,853
Asset management and trust fees	10,447	6,916	5,840
Net (loss) on sale of securities available for sale	(3,744)	(445)	(2,077)
Increase in cash surrender value of life insurance	5,003	3,964	3,656
Net gain on sale of assets	10,097	860	20
Merchant card processing	16,347	6,848	2,251
Other operating income	6,150	5,646	4,672
	99,904	71,321	60,080
Other expenses:
Salaries and employee benefits	112,047	88,907	72,372
Occupancy and equipment expense	28,915	24,462	22,396
Computer services expense	7,469	6,281	5,117
Advertising and marketing expense	5,030	4,597	5,454
Professional and legal expense	4,555	2,027	2,871
Brokerage fee expense	4,024	4,986	3,857
Telecommunication expense	2,808	2,617	3,288
Other intangibles amortization expense	3,504	1,971	993
Merchant card processing	14,046	6,210	2,035
Charitable contributions	4,686	695	654
Other operating expenses	19,752	16,322	14,474
	206,836	159,075	133,511
Income before income taxes and discontinued operations	86,061	90,325	87,252
Income taxes	24,036	27,269	26,607
Income from continuing operations	62,025	63,056	60,645
Discontinued operations
Income from discontinued operations before income taxes	50,475	6,213	6,281
Income taxes	18,637	2,155	2,172
Income from discontinued operations	31,838	4,058	4,109
Net income	$93,863	$67,114	$64,754
Common share data:
Basic earnings per common share from continuing operations	$1.73	$2.02	$2.13
Basic earnings per common share from discontinued operations	$0.88	$0.13	$0.14
Basic earnings per common share	$2.61	$2.15	$2.27
Diluted earnings per common share from continuing operations	$1.70	$1.99	$2.10
Diluted earnings per common share from discontinued operations	$0.88	$0.13	$0.14
Diluted earnings per common share	$2.58	$2.12	$2.24
Weighted average common shares outstanding	35,919,900	31,156,887	28,480,909
Diluted weighted average common shares outstanding	36,439,561	31,687,220	28,895,042

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2007, 2006 and 2005
(Amounts in thousands, except share and per share data)
					Accumulated
					Other
			Additional		Comprehensive		Total Stock-
	Comprehensive	Common	Paid-in	Retained	Income (Loss),	Treasury	holders'
	Income	Stock	Capital	Earnings	Net of Tax	Stock	Equity
Balance at January 1, 2005		$289	$145,475	$341,657	$4,421	$(7,305)	$484,537
Net income	$64,754			64,754			64,754
Unrealized holding losses on investment securities,
net of tax benefit of ($8,006)	(14,869)
Reclassification adjustments for losses included in
net income, net of tax benefit ($536)	995
Other comprehensive loss, net of tax	(13,874)				(13,874)		(13,874)
Comprehensive income	$50,880
Issuance of 44,840 shares of restricted stock, net
of forfeitures and amortization			922				922
Purchase of 609,731 shares of treasury stock						(24,340)	(24,340)
Reissuance of 296 shares of treasury stock for
employee stock awards			1			8	9
Paid-in capital – stock options			454				454
Stock options exercised - Reissuance of 448,448
shares of treasury stock			(8,709)			17,375	8,666
Excess tax benefits from stock-based payment			1,862				1,862
arrangements
Cash dividends declared ($0.56 per share)				(16,004)			(16,004)
Shares held in trust for deferred
compensation plan (91,045 shares)			1,740			(1,740)	-
Balance at December 31, 2005		$289	$141,745	$390,407	$(9,453)	$(16,002)	$506,986
Net income	$67,114			67,114			67,114
Unrealized holding gains on investment securities,
net of tax expense of $841	1,562
Reclassification adjustments for losses included in
net income, net of tax benefit of ($156)	289
Other comprehensive income, net of tax	1,851				1,851		1,851
Comprehensive income	$68,965
Issuance of 8,374,308 shares of common stock in		84	296,812				296,896
business combination
Issuance of 45,217 shares of restricted stock, net of
forfeitures and amortization			1,447				1,447
Purchase of 390,000 shares of treasury stock						(13,833)	(13,833)
Reissuance of 161 shares of treasury stock for
employee stock awards			(1)			6	5
Paid-in capital – stock options			1,643				1,643
Stock options exercised - Reissuance of 185,582
shares of treasury stock			(3,307)			7,434	4,127
Excess tax benefits from stock-based payment			884				884
arrangements
Cash dividends declared ($0.66 per share)				(20,168)			(20,168)
Purchase of 8,402 shares held in trust for
deferred compensation plan			279			(279)	-
Balance at December 31, 2006		$373	$439,502	$437,353	$(7,602)	$(22,674)	$846,952

(Continued)

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2007, 2006 and 2005
(Amounts in thousands, except share and per share data)
					Accumulated
					Other
			Additional		Comprehensive		Total Stock-
	Comprehensive	Common	Paid-in	Retained	Income (Loss),	Treasury	holders'
	Income	Stock	Capital	Earnings	Net of Tax	Stock	Equity
Balance at January 1, 2007		$373	$439,502	$437,353	$(7,602)	$(22,674)	$846,952
Net income	$93,863			93,863			93,863
Unrealized holding gains on investment securities,
net of tax expense of $6,715	12,470
Reclassification adjustments for losses included in
net income, net of tax benefit of ($1,469)	2,729
Other comprehensive income, net of tax	15,199				15,199		15,199
Comprehensive income	$109,062
Issuance of 68,695 shares of restricted stock, net of
forfeitures and amortization		1	2,112				2,113
Purchase of 2,333,270 shares of treasury stock						(77,524)	(77,524)
Reissuance of 2,250 shares of treasury stock for
employee stock awards			(70)			80	10
Reissuance of 40,428 shares of treasury stock for
prior Company Directors’ fees deferred			(819)			1,631	812
Paid-in capital – stock options			2,127				2,127
Stock options exercised - Reissuance of 173,415
shares of treasury stock			(2,709)			6,498	3,789
Excess tax benefits from stock-based payment
arrangements			984				984
Cash dividends declared ($0.72 per share)				(25,956)			(25,956)
Purchase of 2,276 shares held in trust for
deferred compensation plan			74			(74)	-
Balance at December 31, 2007		$374	$441,201	$505,260	$7,597	$(92,063)	$862,369

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
(Amounts in Thousands)
	2007	2006	2005
Cash Flows From Operating Activities
Net income	$93,863	$67,114	$64,754
Net income from discontinued operations	(31,838)	(4,058)	(4,109)
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation	37,276	37,147	35,205
Amortization of restricted stock awards	2,113	1,447	922
Compensation expense for stock option grants	3,110	2,527	2,316
Gain on sales of premises and equipment and leased equipment	(11,683)	(1,830)	(908)
Amortization of other intangibles	3,504	1,971	993
Provision for loan losses	19,313	10,100	8,150
Deferred income tax (benefit) expense	(683)	11,000	(9,191)
Amortization of premiums and discounts on investment securities, net	2,274	5,964	12,222
Accretion of premiums and discounts on loans, net	(3,272)	(2,097)	-
Trading securities transactions, net	-	903	-
Net loss on sale of investment securities	3,744	445	2,077
Proceeds from sale of loans held for sale	61,794	385,346	19,753
Origination of loans held for sale	(60,994)	(39,060)	(19,579)
Net gain on sale of loans held for sale	(800)	(954)	(302)
Increase in cash surrender value of life insurance	(2,556)	(3,964)	(3,656)
Gain on interest only securities pool termination	-	(718)	(1,724)
Decrease (increase) in other assets	9,460	(19,110)	(3,342)
Increase (decrease) in other liabilities, net	17,092	(7,218)	2,501
Net cash provided by continuing operating activities	141,717	444,955	106,082

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	315,837	400,710	331,758
Proceeds from maturities and calls of investment securities available for sale	409,777	266,420	161,181
Purchase of investment securities available for sale	(317,653)	(239,207)	(585,785)
Net increase in loans	(654,054)	(411,274)	(307,742)
Purchases of premises and equipment and leased equipment	(64,635)	(58,781)	(67,148)
Proceeds from sales of premises and equipment and leased equipment	28,439	7,070	2,981
Principal paid on lease investments	(774)	(721)	(719)
Cash proceeds received from sale of bank subsidiary	76,148	-	-
Cash paid, net of cash and cash equivalents in acquisitions	-	(58,979)	(450)
Net cash used in continuing investing activities	(206,915)	(94,762)	(465,924)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	(66,770)	(208,413)	207,672
Net increase (decrease) in short-term borrowings	210,117	(71,943)	164,694
Proceeds from long-term borrowings	51,530	65,045	5,683
Principal paid on long-term borrowings	(9,445)	(89,157)	(31,405)
Proceeds from junior subordinated notes issued to capital trusts	52,500	30,000	35,000
Principal paid on junior subordinated notes issued to capital trusts	(71,800)	-	-
Treasury stock transactions, net	(76,703)	(14,107)	(6,957)
Stock options exercised	3,789	4,124	4,307
Excess tax benefits from share-based payment arrangements	984	884	1,862
Dividends paid on common stock	(25,956)	(20,168)	(16,004)
Net cash provided by (used in) continuing financing activities	68,246	(303,735)	364,852

Net increase in cash and cash equivalents from continuing operations	$3,048	$46,458	$5,010

Cash Flows From Discontinued Operations
Net cash provided by operating activities of discontinued operations	5,817	5,548	6,006
Net cash provided by (used in) investing activities of discontinued operations	(21,191)	(14,682)	(59,328)
Net cash (used in) provided by financing activities of discontinued operations	2,617	17,942	47,659
Net cash provided by (used in) discontinued operations	(12,757)	8,808	(5,663)

Net increase/(decrease) in cash and cash equivalents	$(9,709)	$55,266	$(653)

Cash and cash equivalents:
Beginning of year (1)	160,050	104,784	105,437
End of year (2)	$150,341	$160,050	$104,784

(1) Includes balances from discontinued operations	$12,757	$3,947	$9,611
(2) Includes balances from discontinued operations	$-	$12,757	$3,947
(continued)

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2007, 2006 and 2005
(Amounts in Thousands)
	2007	2006	2005

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$249,292	$177,867	$100,120
Income taxes paid, net of refunds	35,642	31,451	16,973

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$1,249	$3,074	$566
Loans transferred to repossessed vehicles	681	-	-
Loans securitized transferred to investment securities available for sale	-	-	28,754
Long-term borrowings reclassified to short-term borrowings	79,100	-	-

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$-	$744,292	$-
Trading securities	-	898	-
Loans held for sale	-	1,471	-
Loans, net	-	1,075,277	-
Loans held for sale	-	343,361
Premises and equipment, net	-	48,703	-
Goodwill, net	-	253,783	382
Other intangibles, net	-	18,233	-
Cash surrender value of life insurance	-	26,507	-
Other assets	-	21,321	-
Total noncash assets acquired:	-	2,533,846	382

Liabilities assumed:
Deposits	-	1,882,754	-
Short-term borrowings	-	46,937	-
Long-term borrowings	-	212,414	-
Junior subordinated notes issued to capital trusts	-	24,775	-
Accrued expenses and other liabilities	-	12,559	-
Total liabilities assumed:	-	2,179,439	-
Net noncash assets acquired:	$-	$354,407	$382
	-
Cash and cash equivalents acquired	$-	$16,585	$-
	-
Stock issuance in lieu of cash paid in acquisition	$-	$296,896	$-

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Significant Accounting Policies

MB Financial, Inc. (the Company, we, us, our) is a financial holding company providing a full range of financial services to individuals and corporate customers through its banking subsidiary, MB Financial Bank, N.A.

The Company’s primary market is the Chicago, Illinois metropolitan area, in which the Company operates 72 banking offices through MB Financial Bank, N.A.  MB Financial Bank, N.A. also has one banking office in Philadelphia, Pennsylvania.

MB Financial Bank N.A., our largest subsidiary, has six wholly owned subsidiaries with significant operating activities: MB Financial Center LLC; MB Financial Community Development Corporation; MBRE Holdings LLC; LaSalle Systems Leasing, Inc.; Vision Investment Services, Inc. (Vision); and Ashland Management LLC.

Basis of Financial Statement Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany items and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry.  In accordance with applicable accounting standards, the Company does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities.  See Note 13 below for more detail.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year.  Actual results could differ from those estimates.  Areas involving the use of management's estimates and assumptions, which are more susceptible to change in the near term include the allowance for loan losses; residual value of direct finance, leveraged, and operating leases; and income tax accounting.

On November 28, 2007, the Company sold Union Bank to Olney Bancshares of Texas, Inc.  This divestiture is accounted for in the accompanying financial statements as discontinued operations.  Please see Note 3 to the notes to the audited consolidated financial statements for more detail.

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

Loans held for sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Gains and losses recognized on mortgage loans held for sale include the value of the mortgage servicing rights if the loan is sold with servicing retained by the Company.  Mortgage servicing rights are stratified based on the predominant risk characteristics of rates, terms, and the underlying loan types to measure its fair value.  The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

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

For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, the borrower's financial condition is such that collection of interest is doubtful.  Cash collections on impaired loans are credited to the loan balance, and no interest income is recognized on those loans until the principal balance has been determined to be collectible.

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectibility of loans and prior loss and recovery experience.  The allowance for loan losses is based on management’s evaluation of the loan portfolio giving consideration to the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and prevailing economic conditions that may affect the borrower's ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Significant Accounting Policies (Continued)

necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review MB Financial Bank’s allowance for loan losses, and may require it to recognize adjustments to its allowance based on their judgments of information available to them at the time of their examinations.

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

Other intangibles:  The Company’s other intangible assets consist of core deposit intangibles obtained through acquisitions.  Core deposit intangibles (the portion of an acquisition purchase price which represents value assigned to the existing deposit base) have finite lives and are amortized by the declining balance method over four to fifteen years.

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

Asset Management and Trust assets:  Assets of the asset management and trust department, other than trust cash on deposit at the MB Financial Bank, are not included in these consolidated financial statements because they are not assets of the Bank.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Significant Accounting Policies (Continued)

Stock-based compensation: The Company accounts for its equity awards in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (Statement 123R), which the Company adopted in the quarter ended March 31, 2006.  Statement 123R requires public companies to recognize compensation expense related to stock-based equity awards in their income statements.    See Note 20 below for more information.

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

Earnings per common share: Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options, restricted stock, restricted stock units and director stock units and are determined using the treasury stock method.

Earnings per common share have been computed for the years ended December 31, 2007, 2006 and 2005 based on the following (dollars in thousands):

	2007	2006	2005
Basic:
Net income from continuing operations	$62,025	$63,056	$60,645
Net income from discontinued operations	31,838	4,058	4,109
Net income	$93,863	$67,114	$64,754
Average shares outstanding	35,919,900	31,156,887	28,480,909
Basic earnings per share from continuing operations	$1.73	$2.02	$2.13
Basic earnings per share from discontinued operations	$0.88	$0.13	$0.14
Basic earnings per share	$2.61	$2.15	$2.27
Diluted:
Net income from continuing operations	$62,025	$63,056	$60,645
Net income from discontinued operations	31,838	4,058	4,109
Net Income	$93,863	$67,114	$64,754
Average shares outstanding	35,919,900	31,156,887	28,480,909
Net effect of dilutive equity-based incentive awards(1) (2)	519,661	530,333	414,133
Total	36,439,561	31,687,220	28,895,042
Diluted earnings per common share from continuing operations	$1.70	$1.99	$2.10
Diluted earnings per common share from discontinued operations	$0.88	$0.13	$0.14
Diluted earnings per common share	$2.58	$2.12	$2.24

(1)	Includes the common stock equivalents for stock options and restricted share rights (restricted stock, restricted stock units and director stock units) that are dilutive.
(2)
Options for which the exercise price of the option is greater than the average market price of the Company’s common stock are antidilutive and, therefore, not included in the computation of diluted earnings per share. Antidilutive shares excluded from diluted earnings per share totaled 1,155,394 shares for 2007, 715,768 shares for 2006, and 366,622 shares for 2005.

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

Segment Reporting: The Company has one reportable segment.  The Company’s chief operating decision-makers use consolidated results to make operating and strategic decisions.

Recent accounting pronouncements: On December 4, 2007, the FASB issued FASB Statement No. 141R, Business Combinations (SFAS 141R). SFAS 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

•	acquisition costs will be generally expensed as incurred;

•	noncontrolling interests (formerly known as "minority interests") will be valued at fair value at the acquisition date;

•
acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	the acquirer shall not recognize a separate valuation allowance as of the acquisition date for assets acquired in a business that are measured at their acquisition-date fair value;

•	restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Management is currently evaluating the provisions of SFAS 141R and its potential effect on its financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51(SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management is currently evaluating the provisions of SFAS 160 and its potential effect on its financial statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Significant Accounting Policies (Continued)

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.  The Company did not elect early adoption, and does not believe that the adoption of SFAS No. 159 will have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements."  SFAS  157,  among  other  things,  defines  fair  value, establishes  a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not  change  existing  guidance as to whether or not an instrument is carried at fair  value.  SFAS 157 is effective for the Company on January 1, 2008. Management does not believe that the adoption of SFAS No. 157 will have a material impact on the Company’s financial statements.

In September 2006, the FASB ratified the EITF consensus on EITF Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("EITF 06-4"). The EITF is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Therefore, the provisions of EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee's active service period with an employer. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The effect of initially applying the guidance would be accounted for as a cumulative-effect adjustment to beginning retained earnings with the option of retrospective application. Management does not believe that the adoption of EITF 06-4 will have a material impact on the Company’s financial statements since the Company does not have any split-dollar life insurance arrangements.

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

On August 25, 2006, the Company acquired First Oak Brook Bancshares, Inc. (FOBB), parent company of Oak Brook Bank, located in Oak Brook, Illinois, for $371.0 million.  The purchase price was paid through a combination of cash and the Company’s common stock totaling $74.1 million and $296.9 million (approximately 8.4 million shares), respectively.  The transaction generated approximately $253.8 million in goodwill and $18.2 million in intangible assets subject to amortization.  Oak Brook Bank was merged into MB Financial Bank on November 2, 2006.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.     Business Combinations (Continued)

Pro Forma Condensed Combined Financial Information

The following pro forma condensed combined financial information presents the results of operations of the Company had the merger been completed as of the beginning of the period indicated (thousands, except share and per share data).

	Year Ended
	December 31,
	2006	2005

Net interest income after provision for loan losses	$ 208,326	$ 220,325
Noninterest income	88,663	80,283
Noninterest expense	198,126	183,690
Income before income taxes	98,863	116,918
Income taxes	29,674	35,991
Net income from continuing operations	$ 69,189	80,927
Discontinued operations
Income from discontinued operations before income taxes	6,213	6,281
Income taxes	2,155	2,172
Income from discontinued operations	4,058	4,109
Net Income	$ 73,247	$ 85,036

Common share data:
Basic earnings per common share from continuing operations	$ 1.89	$ 2.20
Basic earnings per common share from discontinued operations	$ 0.11	$ 0.11
Basic earnings per common share	$ 2.00	$ 2.31
Diluted earnings per common share from continuing operations	$ 1.86	$ 2.17
Diluted earnings per common share from discontinued operations	$ 0.11	$ 0.11
Diluted earnings per common share	$ 1.97	$ 2.28

Average common shares issued and outstanding	36,583,597	36,855,217
Average diluted common shares outstanding	37,093,116	37,269,350

These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense on revalued purchased assets and implied interest on additional borrowings to fund the acquisition and does not include the impact of expected cost savings.  All adjustments were tax affected.  They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2005, or January 1, 2006, or of future results of operations of the consolidated entities.

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

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.     Discontinued Operations

On November 28, 2007, we completed the sale of our Oklahoma City-based subsidiary bank, Union Bank, N.A., for $76.3 million, resulting in an after-tax gain of $28.8 million.  Prior to closing, Union Bank sold to MB Financial Bank approximately $100 million in performing loans previously purchased from and originated by MB Financial Bank.

The sale of Union allows us to concentrate our resources on growth and expansion in the Chicago metropolitan market where we operate 72 offices under MB Financial Bank.

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position of Union Bank is reflected on the Company’s balance sheets as “assets held for sale” and “liabilities held for sale”, and the results of operations of Union Bank are reflected in the Company’s statements of income as “discontinued operations.”

The major classes of assets and liabilities for Union Bank held for sale were as follows (in thousands):

	December 31,	December 31,
	2007	2006

ASSETS
Cash and due from banks	$ -	$ 8,728
Interest bearing deposits with banks	-	4,027
Federal funds sold	-	2
Investment securities available for sale	-	84,977
Loans (net of allowance for loan losses of $2,634 at December 31, 2006)	-	281,953
Premises and equipment, net	-	3,001
Cash surrender value of life insurance	-	6,759
Other assets	-	4,161

Total assets	$ -	$ 393,608

LIABILITIES
Liabilities
Deposits:
Noninterest bearing	$ -	$ 51,823
Interest bearing	-	266,856
Total deposits	-	318,679
Short-term borrowings	-	27,967
Long-term borrowings	-	12,558
Accrued expenses and other liabilities	-	1,804
Total liabilities	$ -	$ 361,008

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.     Discontinued Operations (Continued)

The results of operations for Union Bank were as follows (in thousands):

	Years Ended December 31,
	2007 (1)	2006	2005

Interest income	$ 21,946	$ 24,189	$ 19,382
Interest expense	10,216	10,957	6,830
Net interest income	11,730	13,232	12,552
Provision for loan losses	1,185	-	500
Net interest income after provision for loans losses	10,545	13,232	12,052
Other income	999	1,585	2,350
Other expenses	7,554	8,604	8,121
Income before income taxes	3,990	6,213	6,281
Applicable income taxes	998	2,155	2,172
Operating income from discontinued operations	2,992	4,058	4,109
Gain on sale of discontinued operations, net of tax	28,846	-	-
	$ 31,838	$ 4,058	$ 4,109
(1)	Represents results of operations through the date of sale, November 28, 2007.

Note 4.     Restrictions on Cash and Due From Banks

The subsidiary bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those reserve balances was approximately $37.3 million and $31.9 million at December 31, 2007 and 2006, respectively.

The nature of the Company's business requires that it maintain amounts due from banks and federal funds sold which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships and the Company has not experienced any losses in such accounts.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.     Investment Securities

Carrying amounts and fair values of investment securities available for sale are summarized as follows (in thousands):
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for sale	Cost	Gains	Losses	Value

December 31, 2007:
U.S. Treasury securities	$-	$-	$-	$-
Government sponsored agencies	305,768	4,810	(40)	310,538
States and political subdivisions	407,973	4,961	(632)	412,302
Mortgage-backed securities	435,743	3,346	(1,033)	438,056
Corporate bonds	12,797	271	(11)	13,057
Equity securities	67,117	14	-	67,131
Debt securities issued by foreign governments	299	2	-	301
Totals	$1,229,697	$13,404	$(1,716)	$1,241,385

December 31, 2006:
U.S. Treasury securities	$11,287	$1	$(40)	$11,248
Government sponsored agencies	666,855	1,534	(2,954)	665,435
States and political subdivisions	369,204	2,606	(1,774)	370,036
Mortgage-backed securities	505,241	565	(10,590)	495,216
Corporate bonds	27,477	307	(469)	27,315
Equity securities	58,627	4	(80)	58,551
Debt securities issued by foreign governments	547	-	-	547
Totals	$1,639,238	$5,017	$(15,907)	$1,628,348

Unrealized losses on investment securities available for sale and the fair value of the related securities at December 31, 2007 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2007:

U.S. Treasury securities	$-	$-	$-	$-	$-	$-
Government sponsored agencies	-	-	24,999	(40)	24,999	(40)
States and political subdivisions	34,485	(373)	35,362	(259)	69,847	(632)
Mortgage-backed securities	52,934	(64)	136,338	(969)	189,272	(1,033)
Corporate bonds	-	-	4,124	(11)	4,124	(11)
Equity securities	-	-	-	-	-	-
Debt securities issued by foreign governments	-	-	-	-	-	-
Totals	$87,419	$(437)	$200,823	$(1,279)	$288,242	$(1,716)

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.     Investment Securities (Continued)

Unrealized losses on investment securities available for sale and the fair value of the related securities at December 31, 2006 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2006:
U.S. Treasury securities	$4,005	$(3)	$3,298	$(37)	$7,303	$(40)
Government sponsored agencies	186,949	(1,077)	111,366	(1,877)	298,315	(2,954)
States and political subdivisions	64,123	(792)	74,400	(982)	138,523	(1,774)
Mortgage-backed securities	85,234	(885)	368,997	(9,704)	454,231	(10,589)
Corporate bonds	-	-	25,097	(469)	25,097	(469)
Equity securities	6,149	(70)	606	(11)	6,755	(81)
Debt securities issued by foreign governments	-	-	-	-	-	-
Totals	$346,460	$(2,827)	$583,764	$(13,080)	$930,224	$(15,907)

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2007 was 256 compared to 606 at December 31, 2006.  All securities with unrealized losses are reviewed by management at least quarterly to determine whether the unrealized losses are other-than-temporary.  Over 99% of the securities in an unrealized loss position for greater than 12 months as of December 31, 2007 were either issued by U.S. Government-sponsored enterprises, guaranteed by government sponsored agencies, or by issuers with investment grade ratings.  Since the Company has the ability and intent to hold these securities until market price recovery or maturity, these investment securities are not considered other-than-temporarily impaired.

The unrealized losses on the Company’s investment in government sponsored agency securities, and mortgage-backed securities were primarily due to current interest rates being higher than the interest rates at the time the securities were purchased. These types of investments are either backed by government sponsored agencies or issued by U.S. Government-sponsored enterprises (e.g. Fannie Mae and Freddie Mac). Accordingly, the Company believes the credit risk embedded in these securities to be inherently nonexistent in the case of government sponsored agency securities, and very remote in the case of U.S. Government sponsored enterprises. The unrealized losses in the Company’s investment in state and political subdivision securities all relate to securities with investment grade ratings and were believed by management to have been caused not by credit risk, but by interest rate increases. The unrealized losses in the Company’s corporate bonds all relate to securities with investment grade ratings, are believed by management to have been attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be at maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

Realized net (losses) gains on sale of investment securities available for sale are summarized as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Realized gains	$962	$268	$2,045
Realized losses	(4,706)	(713)	(4,122)
Net (losses) gains	$(3,744)	$(445)	$(2,077)

The amortized cost and fair value of investment securities available for sale as of December 31, 2007 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.     Investment Securities (Continued)

Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value

Due in one year or less	$171,473	$171,973
Due after one year through five years	169,157	171,954
Due after five years through ten years	288,033	293,243
Due after ten years	98,174	99,028
Equity securities	67,117	67,131
Mortgage-backed securities	435,743	438,056

Totals	$1,229,697	$1,241,385

Investment securities available for sale with carrying amounts of $1.1 billion and $1.2 billion at December 31, 2007 and 2006, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6.     Loans

Loans consist of the following at (in thousands):

	December 31,
	2007	2006

Commercial loans	$1,323,455	$1,020,707
Commercial loans collateralized by assignment of lease payments	553,138	392,063
Commercial real estate	1,994,312	1,804,103
Residential real estate	372,787	360,183
Construction real estate	825,216	851,896
Indirect vehicle	146,311	110,573
Home equity	347,676	381,612
Consumer loans	52,732	50,357

Gross loans (1)	5,615,627	4,971,494
Allowance for loan losses	(65,103)	(58,983)

Loans, net	$5,550,524	$4,912,511

(1)	Gross loan balances at December 31, 2007 and 2006 are net of unearned income, including net deferred loan fees of $3.7 million, and $3.0 million respectively.

Loans are made to individuals as well as commercial and tax exempt entities.  Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower.  Credit risk tends to be geographically concentrated in that the majority of the loan customers are located in the markets serviced by the subsidiary bank.

Non-accrual loans and loans past due ninety days or more were $24.5 million and $21.5 million at December 31, 2007 and 2006, respectively.  There were no loans past due ninety days or more still accruing interest as of December 31, 2007, and $304 thousand as of December 31, 2006.  The reduction in interest income associated with loans on non-accrual status was approximately $1.6 million, $1.4 million, and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.     Loans (Continued)

Information about impaired loans as of and for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	December 31,
	2007	2006	2005

Loans for which there were related allowance for loan losses	$18,398	$12,454	$13,891
Other impaired loans	564	-	451

Total impaired loans	$18,962	$12,454	$14,342

Average monthly balance of impaired loans	$16,208	$13,260	$15,501
Related allowance for loan losses	5,960	4,343	4,698
Interest income recognized on a cash basis	429	567	1,497

Activity in the allowance for loan losses was as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Balance, beginning of year	$58,983	$42,290	$42,255
Additions from acquisitions	-	16,425	-
Provision for loan losses	19,313	10,100	8,150
Charge-offs	(16,306)	(13,800)	(10,175)
Recoveries	3,113	3,968	2,060
Net charge-offs	(13,193)	(9,832)	(8,115)
Balance, end of year	$65,103	$58,983	$42,290

Loans outstanding to executive officers and directors of the Company, including companies in which they have management control or beneficial ownership, at December 31, 2007 and 2006, were approximately $18.6 million and $31.7 million, respectively.  In the opinion of management, these loans have similar terms to other customer loans and do not present more than normal risk of collection.

An analysis of the activity related to these loans for the year ended December 31, 2007 is as follows (in thousands):

Balance, beginning of year	$ 31,685
Additions	1,000
Principal payments and other reductions	(14,044)
Balance, end of year	$ 18,641

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.     Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, including computer systems and satellite equipment, material handling and general manufacturing equipment.  The credit quality of the lessee is often an investment grade public debt rating by Moody’s or Standard & Poors, or the equivalent as determined by us, and occasionally below investment grade.

Lease investments by categories follow (in thousands):

	December 31,
	2007	2006

Direct finance leases:
Minimum lease payments	$52,150	$45,438
Estimated unguaranteed residual values	6,029	5,963
Less: unearned income	(6,675)	(4,832)
Direct finance leases (1)	$51,504	$46,569

Leveraged leases:
Minimum lease payments	$34,172	$28,005
Estimated unguaranteed residual values	4,830	3,664
Less: unearned income	(3,547)	(2,237)
Less: related non-recourse debt	(31,755)	(26,104)
Leveraged leases (1)	$3,700	$3,328

Operating leases:
Equipment, at cost	$151,663	$142,828
Less accumulated depreciation	(54,342)	(62,570)
Lease investments, net	$97,321	$80,258

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $12.5 million at December 31, 2007 and $10.5 million at December 31, 2006.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.     Lease Investments (Continued)

The minimum lease payments receivable for the various categories of leases are due as follows (in thousands) for the years ending December 31,

	Direct Finance	Leveraged	Operating
Year	Leases	Leases	Leases	Total

2008	$23,745	$16,387	$27,677	$67,809
2009	15,026	11,900	20,297	47,223
2010	8,363	5,584	12,364	26,311
2011	2,964	273	5,996	9,233
2012	1,304	28	1,656	2,988
2013 & Thereafter	748	-	430	1,178
	$52,150	$34,172	$68,420	$154,742

Income from lease investments is composed of (in thousands):

	Years Ended December 31,
	2007	2006	2005

Rental income on operating leases	$35,160	$35,840	$37,319
LaSalle Business Solutions revenue	46,813	27,117	22,466
Gain on sale of leased equipment	4,149	3,991	2,639

Income on lease investments, gross	86,122	66,948	62,424
Less:
Write down of residual value of equipment	(1,617)	(1,259)	(654)
LaSalle Business Solutions cost of sales	(42,561)	(24,772)	(20,334)
Depreciation on operating leases	(26,097)	(27,548)	(27,204)

Income from lease investments, net	$15,847	$13,369	$14,232

LaSalle Business Solutions (LBS) revenue represents the gross amount of revenue paid to LBS for maintenance contracts sold to customers.  The maintenance contracts are serviced by third parties, with LBS maintaining no obligations under the contract.  The cost of sales is the amount paid by LBS to the third party maintenance provider.

Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 1,969 leases at December 31, 2007 compared to 1,670 at December 31, 2006.  The average residual value per lease schedule was approximately $18 thousand at December 31, 2007 and $20 thousand at December 31, 2006.  The average residual value per master lease schedule was approximately $152 thousand at December 31, 2007 and $190 thousand at December 31, 2006.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.     Lease Investments (Continued)

At December 31, 2007, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term	Direct
	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total

2008	$1,553	$1,120	$4,698	$7,371
2009	1,349	966	5,432	7,747
2010	1,478	2,296	4,561	8,335
2011	948	421	6,992	8,361
2012	242	27	2,672	2,941
2013 & Thereafter	459	-	469	928

	$6,029	$4,830	$24,824	$35,683

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.

Note 8.     Premises and Equipment

Premises and equipment consist of (in thousands):

	December 31,
	2007	2006

Land and land improvements	$55,941	$61,939
Buildings	82,590	88,153
Furniture and equipment	58,816	51,871
Buildings and leasehold improvements	36,709	36,177
	234,056	238,140
Accumulated depreciation	(50,334)	(43,522)

Premises and equipment, net	$183,722	$194,618

Depreciation on premises and equipment totaled $11.1 million, $9.4, and 8.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

As of December 31, 2007, the Company had approximately $3.6 million in capital expenditure commitments outstanding which relate to various projects to build new branches or renovate existing branches.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.     Goodwill and Intangibles

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is no longer subject to amortization, but instead is subject to at least annual assessments for impairment by applying a fair-value based test.  SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Our most recent impairment assessment on goodwill and other intangibles was completed as of December 31, 2007.  No impairment losses on goodwill or other intangibles were incurred in 2007, 2006, and 2005.

The following table presents the changes in the carrying amount of goodwill (in thousands):

	December 31,
	2007	2006

Balance at beginning of period	$379,047	$125,010
Goodwill from business combinations (1)	-	254,037
Balance at end of period	$379,047	$379,047

(1)
The purchase price of the LaSalle Systems Leasing, Inc. in August of 2002 included a $4.0 million deferred payment tied to LaSalle’s operating results for a four year period subsequent to the acquisition date.  The transaction generated approximately $4.0 million in goodwill which includes a $1.5 million adjustment made in 2006.

The Company has other intangible assets consisting of core deposit intangibles with a remaining weighted average amortization period of approximately six years. The following table presents the changes in the carrying amount of core deposit intangibles, gross carrying amount, accumulated amortization, and net book value as of December 31, 2007 and December 31, 2006 (in thousands):

	December 31,
	2007	2006
Balance at beginning of period	$28,856	$12,594
Amortization expense	(3,504)	(1,971)
Other intangibles from business combinations	-	18,233
Balance at end of period	$25,352	$28,856

Gross carrying amount	$47,494	$47,494
Accumulated amortization	(22,142)	(18,638)
Net book value	$25,352	$28,856

The following presents the estimated amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2008	$3,255
2009	3,116
2010	2,927
2011	2,618
2012	2,430
Thereafter	11,006
$25,352

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.     Deposits

The composition of deposits is as follows (in thousands):

	December 31,
	2007	2006
Demand deposits, noninterest bearing	$875,491	$924,371
NOW and money market accounts	1,263,021	1,040,819
Savings deposits	390,980	473,727
Time certificates, $100,000 or more	1,686,593	1,684,424
Other time certificates	1,297,698	1,457,212
Total	$5,513,783	$5,580,553

Time certificates of $100,000 or more included $478.5 million and $569.6 million of brokered deposits at December 31, 2007 and 2006, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $100,000 or more.

At December 31, 2007, the scheduled maturities of time certificates are as follows (in thousands):

2008	$2,621,436
2009	134,647
2010	53,554
2011	23,650
2012	24,260
Thereafter	126,744
$2,984,291

Note 11.    Short-Term Borrowings

Short-term borrowings are summarized as follows as of December 31, 2007 and 2006 (dollars in thousands):

	December 31,
	2007		2006
	Weighted Average Cost	Amount	Weighted Average Cost	Amount
Federal funds purchased	3.86%	$ 170,000	5.38%	$ 133,100
Securities sold under agreements to repurchase:
Customer repurchase agreements	3.02	367,702	3.72	314,441
Company repurchase agreements	-	-	5.35	36,937
Federal Home Loan Bank advances	5.05	440,019	5.30	204,026
	4.08%	$ 977,721	4.60%	$ 688,504

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

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.    Short-Term Borrowings (Continued)

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $440.0 million in fixed rate advances at December 31, 2007 and $204.0 million in fixed rate advances at December 31, 2006.  At December 31, 2007, fixed rate advances had effective interest rates ranging from 3.28% to 5.40% and are subject to a prepayment fee.  At December 31, 2007, the advances had maturities ranging from January 2008 to December 2008.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank.  As of December 31, 2007 and 2006, the Company had $426.7 million and $357.0 million, respectively, of loans pledged as collateral for Federal Home Loan Bank advances.  Additionally, as of December 31, 2007 and 2006, the Company had $137.5 million and $208.6 million, respectively, of investment securities pledged as collateral for secured advances from the Federal Home Loan Bank.

The Company has a $30 million correspondent bank line of credit which has certain covenants that require the Company to maintain MB Financial Bank’s “Well Capitalized” status, to maintain minimum financial ratios relating to MB Financial Bank’s non-performing assets and loan loss reserve and the Company’s return on assets. The Company was in compliance with such covenants as of December 31, 2007. The correspondent bank line of credit, which is used for short-term liquidity purposes, is secured by the stock of MB Financial Bank, and its terms are renewed annually. As of December 31, 2007 and 2006, respectively, no balances were outstanding on the correspondent bank line of credit.  If the Company were to borrow against this line of credit the interest payable would be at a rate of 3 month LIBOR + 0.70%.

Note 12.    Long-term Borrowings

The Company had Federal Home Loan Bank advances with maturities greater than one year of $105.1 million and $184.2 million at December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007, the advances had fixed terms with effective interest rates, net of discounts, ranging from 4.07% to 5.87%.

The Company had notes payable to banks totaling $12.5 million and $10.5 million at December 31, 2007 and December 31, 2006, respectively, which as of December 31, 2007, were accruing interest at rates ranging from 4.90% to 12.00%. Lease investments includes equipment with an amortized cost of $16.1 million and $13.6 million at December 31, 2007 and December 31, 2006, respectively, that is pledged as collateral on these notes.

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

On September 29, 2006, the Company entered into a seven year subordinated debt facility under which up to $25 million could be borrowed.  In September of 2007, the Company entered into modification of this facility, which increased the amount that can be borrowed from $25 million to $50 million, lowered the interest rate spread over LIBOR from 1.25% to 1.20% and extended the term of the facility from seven years to ten years (now expiring on October 1, 2017).  The debt can be prepaid at any time without penalty.  During the third quarter of 2006, $10 million was borrowed under the facility. An additional $15 million was borrowed under the facility during the second quarter of 2007, and an additional $25 million was borrowed under the facility during the fourth quarter of 2007.  Interest is payable at a rate of 3 month LIBOR + 1.20%.  The debt matures on October 1, 2017.  In addition, the Company has a $500 thousand ten-year term loan from the same lender.  Interest is payable at a rate of 3 month LIBOR + 0.70%.  As long as the subordinated debt is outstanding, the Company is required to keep the $500 thousand debt outstanding.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.    Long-term Borrowings (Continued)

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2008	$ 5,284
2009	3,561
2010	3,191
2011	3,274
2012	400
Thereafter	193,155
$ 208,865

Note 13.     Junior Subordinated Notes Issued to Capital Trusts

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

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.     Junior Subordinated Notes Issued to Capital Trusts (Continued)

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2007 (in thousands):
	Coal City Capital Trust I	MB Financial Capital Trust II	MB Financial (3) Capital Trust III	MB Financial (3) Capital Trust IV
Junior Subordinated Notes:
Principal balance	$ 25,774	$ 36,083	$ 10,310	$ 20,619
Annual interest rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	September 15, 2010	September 23, 2011	September 15, 2011

Trust Preferred Securities:
Face value	$ 25,000	$ 35,000	$ 10,000	$ 20,000
Annual distribution rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial Capital Trust V	MB Financial Capital Trust VI	FOBB (2) Capital Trust I	FOBB (2) Capital Trust III
Junior Subordinated Notes:
Principal balance	$ 30,928	$ 23,196	$ 6,186	$ 5,155
Annual interest rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	10.60%	3-mo LIBOR + 2.80%
Stated maturity date	December 15, 2037	October 30, 2037	September 7, 2030	January 23, 2034
Call date	March 15, 2008 (4)	October 30, 2012	September 7, 2010	January 23, 2009

Trust Preferred Securities:
Face value	$ 30,000	$ 22,500	$ 6,000	$ 5,000
Annual distribution rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	10.60%	3-mo LIBOR + 2.80%
Issuance date	September 2007	October 2007	September 2000	December 2003
Distribution dates (1)	Quarterly	Quarterly	Semi-annual	Quarterly
(1)	All distributions are cumulative and paid in cash.
(2)	Amount does not include purchase accounting adjustments totaling a premium of $765 thousand associated with FOBB Capital Trust I and III.
(3)	Callable at a premium through 2020.
(4)	Callable at a premium through 2011.

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

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.     Lease Commitments and Rental Expense

The Company leases office space for certain branch offices.  The future minimum annual rental commitments for these noncancelable leases and subleases of such space are as follows (in thousands):

	Gross	Sublease	Net
Year	Rents	Rents	Rents
2008	$4,388	$685	$3,703
2009	4,255	710	3,545
2010	3,489	736	2,753
2011	3,128	760	2,368
2012	2,837	765	2,072
Thereafter	24,066	1,402	22,664
	$42,163	$5,058	$37,105

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes.  Certain leases also provide for increased rental payments based on increases in the Consumer Price Index.

Net rental expense for the years ended December 31, 2007, 2006 and 2005 amounted to $3.6 million, $2.0 million and $3.4 million, respectively.

Note 15.     Employee Benefit Plans

The Company has a defined contribution 401(k) profit sharing plan that covers all full-time employees who have completed three months of service.  Each participant under the plan may contribute up to 15% of his/her eligible compensation on a pretax basis.  The Company's contributions consist of a discretionary profit-sharing contribution and a matching contribution of the amounts contributed by the participants.  The board of directors determines the Company’s contributions on an annual basis.

During 2007, each participant was eligible for a Company matching contribution equal to 100% of their contributions up to 2% of their compensation plus 50% of each additional participant contribution up to 2% of their compensation, resulting in a maximum total Company matching contribution of 3%.  Additionally, the Company may make annual discretionary profit sharing contributions.  The contributions for profit sharing equaled 3.5% of eligible compensation for the year ended December 31, 2007, 3.5% for the year ended December 31, 2006, and 4% for the year ended December 31, 2005.  The Company's total contributions to the plan, for the years ended December 31, 2007, 2006 and 2005, were approximately $3.7 million, $3.2 million, $3.0 million, respectively.

On the acquisition date of FOBB, the Company assumed FOBB’s 401(k) savings plan, which allowed eligible FOBB employees to defer a percentage of their salary.  The Company also assumed FOBB’s profit sharing plan on the date of acquisition.  Effective January 1, 2007, these plans were merged into the Company’s 401(k) profit sharing plan.

The Company has deferred compensation plans that allow eligible executives, senior officers and certain other employees and directors to defer payment of up 100% of their base salary and bonus in the case of employees and board fees in the case of directors.  Discretionary Company contributions to these plans were approximately $263 thousand, $146 thousand, $188 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.    The amounts deferred can be invested in MB Financial stock (under the Company’s stock deferred compensation plan) or other publicly traded mutual funds (under the Company’s non-stock deferred compensation plan) at the discretion of the participant.  In addition, pursuant to a new employment agreement entered into with the Company’s Chief Executive Officer, he is entitled to receive on each December 31st while he is employed by the Company (starting December 31, 2007) a fully vested employer contribution to his account under the non-stock deferred compensation plan in amount equal to 20% of his base salary then in effect.  The cost of the MB Financial common stock held by MB Financial’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.     Employee Benefit Plans (Continued)

are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.  The amounts of the assets that are not invested in MB Financial common stock are recorded at their fair market value in other assets on the consolidated balance sheet.  As of December 31, 2006, the fair value of the assets held in other publicly traded funds totaled $8.6 million.  A liability is established, in other liabilities, in the consolidated balance sheet, for the fair value of the obligation to the participants.  Any increase or decrease in the fair market value of plan assets is recorded in other non-interest income on the consolidated statement of income.  Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the consolidated statement of income.  The increase in fair market value of the assets and the obligation related to the deferred compensation plan was $609 thousand for the year ended December 31, 2007.

Note 16.     Income Taxes

The deferred taxes consist of (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$ 22,786		$ 20,644
Lease investments	-		152
Loans	-		3,245
Deferred compensation	5,231		4,048
Merger and non-compete accrual	796		2,611
Securities	1,939		4,098
Stock options, restricted stock, director stock units, and restricted stock units	6,065		4,522
Federal net operating loss carryforwards	1,658		2,103
State net operating loss carryforwards	10,100		4,600
Other items	3,926		2,269
Total deferred tax asset	52,501		48,292
Valuation allowance	(10,100)		(4,600)
Total deferred tax asset, net of valuation allowance	42,401		43,692

Deferred tax liabilities:
Securities discount accretion	(1,110)		(1,214)
Loans	(562)		-
Lease investments	(256)		-
Premises and equipment	(22,175)		(23,108)
Core deposit intangible	(8,873)		(10,100)
Federal Home Loan Bank stock dividends	(3,602)		(3,602)
Other items	(267)		(795)
Total deferred tax liabilities	(36,845)		(38,819)
Net deferred tax asset	5,556		4,873
Net unrealized holding (gain) loss on securities available for sale	(4,091)		4,093
Net deferred tax asset (liability)	$ 1,465	$	$ 8,966

Management has evaluated the probability of deferred tax assets not being realized, and determined that state taxable income in future years may not be adequate to utilize the net operating loss carryforwards due primarily to certain tax strategies implemented by the Company.  Accordingly, the Company has established a valuation allowance of $10.1 million at December 31, 2007.  The increase in the valuation allowance is directly related to the increase in our state net operating loss carryforwards.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.     Income Taxes (Continued)

The Company’s state net operating loss carryforwards totaled approximately $219.1 million at December 31, 2007 and expire beginning in 2008 through 2027.  The Company’s Federal net operating loss carryforwards totaled approximately $4.7 million at December 31, 2007 and expire in 2012 through 2019.

Income taxes consist of (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current expense:
Federal	$24,519	$16,119	$35,570
State	200	150	228
	24,719	16,269	35,798
Deferred expense (benefit)	(683)	11,000	(9,191)

	$24,036	$27,269	$26,607

The reconciliation between the statutory federal income tax rate of 35% and the effective tax rate on income from continuing operations follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Federal income tax at expected statutory rate	$30,121	$31,614	$30,538
Increase (decrease) due to:
Tax exempt income, net	(4,355)	(3,313)	(3,007)
Nonincludable increase in cash surrender value of life insurance	(1,740)	(1,387)	(1,279)
State tax, net of federal benefit	130	98	148
Other items, net	(120)	257	207

Income tax expense	$24,036	$27,269	$26,607

Accounting for Uncertainty in Income Taxes: Effective January 1, 2007, the Company adopted FIN 48.  This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of this Interpretation had no material impact on the Company’s financial statements.

A reconciliation of the change in unrecognized tax benefits from January 1, 2007 to December 31, 2007 is as follows:

Balance at January 1, 2007	$ 3,772
Reductions for tax positions of prior years	10
Balance at December 31, 2007	$ 3,782

The whole amount of unrecognized tax benefits would affect the tax provision and the effective income tax rate if recognized in future periods.

The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense, to the extent not included in unrecognized tax benefits.   As of December 31, 2007, the Company had $90 thousand of accrued interest included in unrecognized tax benefits.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.     Income Taxes (Continued)

The Company’s federal income tax returns are open and subject to examination from the 2004 tax return year and forward. One of the Company’s subsidiaries is under federal examination for tax year 2006.  The Company’s various state income tax returns are generally open from the 2002 and later tax return years based on individual state statutes of limitation.  The Company is under examination by Illinois for tax years 2002 through 2005. The Company is not certain whether these examinations will be completed within the next twelve months.  Developments in these examinations or other events could cause management to change its judgment about the amount of unrecognized tax benefits.

Note 17.     Commitments and Contingencies

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

At December 31, 2007 and 2006, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contract Amount
	2007	2006
Commitments to extend credit:
Home equity lines	$ 572,998	$ 555,363
Other commitments	1,444,713	1,268,252

Letters of credit:
Standby	132,843	129,135
Commercial	56,136	51,203

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer's needs.  As of December 31, 2007, the maximum remaining term for any standby letter of credit was August 1, 2014.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.     Commitments and Contingencies (Continued)

At December 31, 2007, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $8.6 million to $189.0 million from $180.3 million at December 31, 2006.  Of the $189.0 million in commitments outstanding at December 31, 2007, approximately $104.5 million of the letters of credit have been issued or renewed since December 31, 2006.  The Company had a $1.6 million liability recorded as of December 31, 2007 relating to these commitments.

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

As of December 31, 2007, the Company had approximately $3.6 million in capital expenditure commitments outstanding which relate to various projects to build new branches or renovate existing branches.

Note 18.     Regulatory Matters

The Company's primary source of cash is dividends from its subsidiary bank.  The subsidiary bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  In addition, the dividends declared cannot be in excess of the amount which would cause the subsidiary bank to fall below the minimum required for capital adequacy purposes.

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory – and additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's and it’s subsidiary bank’s assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices.  The Company's and its subsidiary bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes the Company and its subsidiary bank meet all capital adequacy requirements to which they are subject as of December 31, 2007 and 2006.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.     Regulatory Matters (Continued)

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the subsidiary bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the subsidiary bank must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratio as set forth in the well-capitalized column in the table below.  There are no conditions or events since that notification that management believes have changed the subsidiary bank’s categories.

The required and actual amounts and ratios for the Company and its subsidiary bank are presented below (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio
As of December 31, 2007
Total capital (to risk-weighted assets):
Consolidated	$730,123	11.58%	$498,893	8.00%	$	N/A	N/A	%
MB Financial Bank	703,676	11.20	497,030	8.00		621,288	10.00

Tier 1 capital (to risk-weighted assets):
Consolidated	615,020	9.75	249,446	4.00		N/A	N/A
MB Financial Bank	588,573	9.37	248,515	4.00		372,773	6.00

Tier 1 capital (to average assets):
Consolidated	615,020	8.18	300,744	4.00		N/A	N/A
MB Financial Bank	588,573	8.09	291,192	4.00		363,990	5.00

As of December 31, 2006
Total capital (to risk-weighted assets):
Consolidated	$709,163	11.80%	$480,789	8.00%	$	N/A	N/A	%
MB Financial Bank	659,133	11.61	454,156	8.00		567,695	10.00

Tier 1 capital (to risk-weighted assets):
Consolidated	630,546	10.49	240,395	4.00		N/A	N/A
MB Financial Bank	590,150	10.40	227,078	4.00		340,617	6.00

Tier 1 capital (to average assets):
Consolidated	630,546	8.39	300,724	4.00		N/A	N/A
MB Financial Bank	590,150	8.31	284,026	4.00		355,033	5.00

N/A – not applicable

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.     Fair Values of Financial Instruments

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

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.     Fair Values of Financial Instruments (Continued)

Off-balance-sheet instruments: Fair values for the Company's off-balance-sheet lending commitments (guarantees, letters of credit and commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.

The estimated fair values of financial instruments are as follows (in thousands):

	December 31,
	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and due from banks	$141,248	$141,248	$142,207	$142,207
Interest bearing deposits with banks	9,093	9,093	5,086	5,086
Investment securities available for sale	1,241,385	1,241,385	1,628,348	1,628,348
Loans held for sale	-	-	-	-
Loans, net	5,550,524	5,590,934	4,912,511	4,894,338
Accrued interest receivable	35,671	35,671	40,737	40,737
Interest rate swap contracts	4,340	4,340	959	959

Financial Liabilities
Non-interest bearing deposits	875,491	875,491	924,371	924,371
Interest bearing deposits	4,638,292	4,645,436	4,656,182	4,651,112
Short-term borrowings	977,721	978,692	688,504	688,354
Long-term borrowings	208,865	213,089	245,880	245,277
Junior subordinated notes issued to capital trusts	159,016	153,065	179,162	180,908
Accrued interest payable	18,655	18,655	22,044	22,044
Interest rate swap contracts	5,699	5,699	5,357	5,357

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	-	1,670	-	1,408

Note 20.     Stock Incentive Plans

Statement 123R requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.  During 2006, the Company adopted Statement 123R using “modified retrospective application”, electing to restate all prior periods.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.     Stock Incentive Plans (Continued)

The following table summarizes the impact of the Company’s share-based payment plan in the financial statements for the periods shown (in thousands):

	Year Ended December 31,
	2007	2006	2005

Total cost of share-based payment plans during the year	$5,223	$3,974	$3,238

Amount of related income tax benefit recognized in income	$1,773	$1,391	$1,133

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In April 2007, the Omnibus Plan was modified to add 2,250,000 authorized shares.  The Omnibus Plan now authorizes 6,000,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  As of December 31, 2007, there are 2,181,649 shares available for grant.  Grants under the Omnibus Plan can be in the form of options intended to be incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and cash awards.

Annual equity-based incentive awards have typically been granted to officers and employees in July.  Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant; those option awards generally vest based on four years of continuous service and have 10-year contractual terms.   Options may also be granted at other times throughout the year in connection with the recruitment of new officers and employees.  Restricted shares granted to officers and employees typically vest over a two to three year period.  Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five-year term which are fully vested on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted stock, which vests one year after the grant date.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.     Stock Incentive Plans (Continued)

The following table summarizes stock about options outstanding for the year ended December 31, 2007:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(in thousands)

Options outstanding as of January 1, 2007	2,328,499	$27.88
Granted	574,219	34.14
Exercised	(173,415)	18.30
Expired or cancelled	(5,082)	32.49
Forfeited	(99,170)	35.49
Options outstanding as of December 31, 2007	2,625,051	$29.59	6.25	3,255

Options exercisable as of December 31, 2007	1,370,266	$23.19	4.15	10,469

The fair value of each option award is estimated on the date of grant using the Black Scholes option-pricing model based on certain assumptions.  Expected volatility is based on historical volatilities of Company shares.  The risk free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.   The expected life of options is estimated based on historical employee behavior and represents the period of time that options granted are expected to be outstanding.  These assumptions are summarized in the following table.

	For the Years Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.80%	5.12%	4.30%
Volatility of Company's stock	16.84%	16.62%	22.00%
Expected dividend yield	2.19%	1.61%	1.20%
Expected life of options	6 years	6 years	6 years

Weighted average fair value per option of options granted during the year	$ 6.27	$ 7.97	$ 10.31

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $2.8 million, $3.8 million and $7.5 million, respectively.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.     Stock Incentive Plans (Continued)

The following is a summary of changes in nonvested restricted shares for the year ended December 31, 2007:

		Weighted Average
	Number of Shares	Grant Date Fair Value

Shares Outstanding at December 31, 2006	116,003	$ 38.17
Granted	79,053	33.48
Vested	(49,777)	37.62
Forfeited	(10,557)	36.71
Shares Outstanding at December 31, 2007	134,722	$ 35.74

As of December 31, 2007, there was $8.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  As of December 31, 2007, there were 5,604 unvested restricted stock units.

Note 21.    Derivative Financial Instruments

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

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $14.3 million and $151.7 million, respectively, at December 31, 2007. For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income and other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount receivable (payable) for the year ended December 31, 2007 and 2006 was approximately $727 thousand and $794 thousand, respectively.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At December 31, 2007, the Company's credit exposure relating to interest rate swaps was not significant.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.    Derivative Financial Instruments (Continued)

The Company’s derivative financial instruments are summarized below as of December 31, 2007 and 2006 (dollars in thousands):

	December 31, 2007					December 31, 2006
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value
Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$ 14,320	$ (23)	5.2	7.35%	6.18%	$ 17,001	$ 591
Receive fixed/pay variable swaps (2)	151,706	(1,245)	6.1	4.85%	4.95%	204,275	(4,812)

Non-hedging derivative instruments (3):
Pay fixed/receive variable swaps	119,223	(4,431)	6.3	6.77%	6.69%	57,998	368
Pay variable/receive fixed swaps	127,517	4,340	6.3	6.57%	6.65%	63,722	(545)
Total portfolio swaps	$ 412,766	$ (1,359)	6.2	6.02%	6.02%	$ 342,996	$ (4,398)
(1) Hedges fixed-rate commercial real estate loans
(2) Hedges fixed-rate callable brokered deposits
(3) These portfolio swaps are not designated as hedging instruments under SFAS No. 133.

Methods and assumptions used by the Company in estimating the fair value of its interest rate swaps are discussed in Note 19 to consolidated financial statements.

Note 22.     Condensed Parent Company Financial Information

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

Balance Sheets
(In thousands)
	December 31,
	2007	2006
Assets
Cash	$31,777	$2,301
Investments in continuing subsidiaries	990,187	981,251
Investments in discontinued subsidiary	-	32,600
Other assets	25,654	19,715

Total assets	$1,047,618	$1,035,867

Liabilities and Stockholders' Equity
Junior subordinated notes issued to capital trusts	159,016	179,162
Other liabilities	26,233	9,753
Stockholders' equity	862,369	846,952

Total liabilities and stockholders' equity	$1,047,618	$1,035,867

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.     Condensed Parent Company Financial Information (Continued)

	Statements of Income
	(In thousands)
	Years Ended December 31,

	2007	2006	2005

Dividends from continuing subsidiaries	$88,000	$65,269	$30,000
Dividends from discontinued subsidiary	6,500	-	2,000
Interest and other income	757	764	507
Interest and other expense	(18,201)	(13,965)	(9,422)
Income before income tax benefit and
equity in undistributed net income of subsidiaries	77,056	52,068	23,085
Income tax benefit	(6,105)	(4,621)	(3,119)
Income before equity in undistributed net
income of subsidiaries	83,161	56,689	26,204
Equity in undistributed net income of continuing subsidiaries	(14,636)	6,367	36,441
Equity in undistributed net income of discontinued subsidiary	25,338	4,058	2,109

Net income	$93,863	$67,114	$64,754

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.     Condensed Parent Company Financial Information (Continued)

Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2007	2006	2005

Cash Flows From Operating Activities
Net income	$93,863	$67,114	$64,754
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of restricted stock awards	2,113	1,447	922
Compensation expense for stock option grants	3,111	2,527	2,483
Net gains on sale of investment securities available for sale	-	(5)	(72)
Equity in undistributed net income of continuing subsidiaries	14,636	(6,367)	(36,441)
Equity in undistributed net income of discontinued subsidiary	(25,338)	(4,058)	(2,109)
Change in other assets and other liabilities	(7,845)	(7,515)	(19,152)
Net cash provided by operating activities	80,540	53,143	10,385

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	-	278	-
Investments in and advances to subsidiaries	(5,000)	(9,500)	(500)
Proceeds from the sales of other assets	1,630	106	-
Net increase in loans	(7,500)	-	(377)
Cash proceeds received from sale of subsidiary	76,148	-	-
Cash paid for acquisitions, net	-	(68,868)	(365)
Net cash used in investing activities	65,278	(77,984)	(1,242)

Cash Flows From Financing Activities
Treasury stock transactions, net	(76,703)	(14,107)	(6,957)
Stock options exercised	3,789	4,124	4,307
Excess tax benefits from share-based payment arrangements	1,828	884	1,862
Dividends paid	(25,956)	(20,168)	(16,004)
Principal paid on short-term borrowings	-	(2,000)	-
Proceeds from long-term debt	-	500	-
Proceeds from junior subordinated notes issued to capital trusts	52,500	30,000	35,000
Principal paid on junior subordinated notes issued to capital trusts	(71,800)	-	-
Net cash (used in) provided by financing activities	(116,342)	(767)	18,208

Net (decrease) increase in cash	29,476	(25,608)	27,351
Cash:
Beginning of year	2,301	27,909	558

End of year	$31,777	$2,301	$27,909

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2007 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(c)
Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2007, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.  The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance.  The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics.  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors.  A copy of our code of ethics is available on our Internet website address, www.mbfinancial.com.

Item 11.  Executive Compensation

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2007 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, warrants and rights (1)	Weighted Average Exercise Price of Outstanding Options, warrants and rights (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column) (2)
Equity compensation plans approved by stockholders……..	2,625,051	$29.59	2,167,580
Equity compensation plans not approved by stockholders…	N/A	N/A	N/A
Total………………………………………………………...	2,625,051	$29.59	2,167,580

(1)
Includes 55,053 shares underlying stock options that we assumed in the First SecurityFed acquisition, and 178,149 shares underlying stock options, 11,679 shares underlying restricted stock units and 6,413 shares underlying director stock units that we assumed in the FOBB acquisition.  Since the restricted stock units and the director stock units do not have an exercise price and are settled only for shares of our common stock on a one-for-one basis, these units are not relevant for purposes of computing the weighted average exercise price.

(2)
Includes 938,573 shares remaining available for future issuance under our Amended and Restated  Omnibus Incentive Plan which could be utilized for awards to plan participants in the form of restricted stock, restricted stock units, performance shares, performance units or other stock-based awards.

N/A – not applicable

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

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.  Principal Accountant Fees and Services

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2008 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

Date:  February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Mitchell Feiger	Director, President and Chief Executive Officer
Mitchell Feiger	(Principal Executive Officer), February 28, 2008

/s/ Jill E. York	Vice President and Chief Financial Officer
Jill E. York	(Principal Financial Officer and Principal Accounting Officer), February 28, 2008

Thomas H. Harvey*	Director	) February 28, 2008
Thomas H. Harvey		)
)
David P. Bolger *	Director	)
David P. Bolger		)
)
Robert S. Engelman, Jr. *	Director	)
Robert S. Engelman, Jr.		)
)
Charles J. Gries *	Director	)
Charles J. Gries		)
)
James N. Hallene*	Director	)
James N. Hallene		)
)
Richard J. Holmstrom *	Director	)
Richard J. Holmstrom		)
)
Karen J. May *	Director	)
Karen J. May		)
)
Patrick Henry *	Director	)
Patrick Henry		)
)
Ronald D. Santo *	Director	)
Ronald D. Santo		)
)
*By: /s/ Mitchell Feiger	Attorney-in-Fact	)

EXHIBIT INDEX
Exhibit Number	Description
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

3.1	Charter of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 (File No. 0-24566-01))
3.2	Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2007 (File No. 0-24566-01))
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
10.2
Employment Agreement between the Registrant and Mitchell Feiger (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current  Report on Form 8-K filed on December 18, 2007 (File No. 0-24566-01))

10.3
Form of Employment Agreement between the Registrant and Burton Field (incorporated herein by reference to Exhibit 10.5 to Old MB Financial’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 0-24566))

10.3A
Amendment No. One to Employment Agreement between MB Financial Bank, N.A. and Burton Field (incorporated herein by reference to Exhibit 10.3A to the Registrant’s Registration Statement on Form S-4 filed on April 6, 2004 (File No. 333-114252))

EXHIBIT INDEX
Exhibit Number	Description
10.3B
Amendment No. Two to Employment Agreement between MB Financial Bank, N.A. and Burton Field (incorporated herein by reference to Exhibit 10.3B to the Registrant’s Annual Report on Form 10-K for the year-end December 31, 2005 (File No. 0-24566-01))

10.3C
Amendment No. Three to Employment Agreement between MB Financial Bank, N.A. and Burton Field (incorporated herein by reference to Exhibit 10.3B to the Registrant’s Annual Report on Form 10-K for the year-end December 31, 2005 (File No. 0-24566-01)

10.4
Form of Change of Control Severance Agreement between MB Financial Bank, National Association and each of Thomas Panos, Jill E. York and Thomas P. Fitzgibbon, Jr. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10.4A
First Amendments to Change in Control Severance Agreements between MB Financial Bank, National Association and each of Jill E. York, Thomas D. Panos and Thomas P. FitzGibbon, Jr. (incorporated herein by reference to Exhibits 10.2 – 10.4 to the Registrant’s Current Report on Form 8-K filed on December 18, 2007 (File No. 0-24566-01))

10.4B
Change in Control Severance Agreements between MB Financial Bank, National Association and each of Larry J. Kallembach, Brian Wildman, Rosemarie Bouman and Susan Peterson (incorporated herein by reference to Exhibits 10.5 – 10.8 to the Registrant’s Current Report on Form 8-K filed on December 18, 2007 (File No. 0-24566-01))

10.5	Reserved.
10.6	Coal City Corporation 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))
10.6A
Amendment to Coal City Corporation 1995 Stock Option Plan ((incorporated herein by reference to Exhibit 10.6A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.7
MB Financial, Inc. Amended and Restated  Omnibus Incentive Plan (the “Omnibus Incentive Plan”) (incorporated herein by reference to the Registrant’s definitive proxy statement filed on March 23, 2007 (File No. 0-24566-01))

10.8	MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8(a) to Amendment No. One to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))
10.9	MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8(b) to Amendment No. One to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))
10.9A	Amendments to MB Financial Stock Deferred Compensation Plan and Non-Stock Deferred Compensation Plan*

EXHIBIT INDEX
Exhibit Number	Description
10.10
Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to Old MB Financial’s (then known as Avondale Financial Corp.) Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24566))

10.11	Reserved.
10.12	Reserved.
10.13
Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

10.13A
Amendment to Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo ((incorporated herein by reference to Exhibit 10.13A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.14
First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit B to the definitive proxy statement filed by First SecurityFed Financial, Inc. on March 24, 1998 (File No. 0-23063))

10.14A
Amendment to First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan ((incorporated herein by reference to Exhibit 10.14A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.15
Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Burton J. Field, Ronald D. Santo, Thomas D. Panos, Jill E. York and Thomas P. FitzGibbon, Jr. (incorporated herein by reference to Exhibits 10.1 – 10.6 to the Registrant’s Current Report on Form 8-K filed on November 5, 2004 (File No. 0-24566-01))

10.15A
Tax Gross Up Agreements between the Registrant and each of Larry J. Kallembach, Brian Wildman, Rosemarie Bouman and Susan Peterson  (incorporated herein by reference to Exhibits 10.9 – 10.12 to the Registrant’s Current Report on Form 8-K filed on December 18, 2007 (File No. 0-24566-01))

10.16
Form of Incentive Stock Option Agreement for Executive Officers under the Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.17
Form of Non-Qualified Stock Option Agreement for Directors under the Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.18
Form of Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

EXHIBIT INDEX
Exhibit Number	Description
10.19
Form of Restricted Stock Agreement for Directors under the Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.20
First Oak Brook Bancshares, Inc. Incentive Compensation Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook on March 30, 2004 (File No. 0-14468))

10.20A
Amendment to First Oak Brook Bancshares, Inc. Incentive Compensation Plan ((incorporated herein by reference to Exhibit 10.20A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.21
First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook on April 2, 2001 (File No. 0-14468))

10.21A
Amendment to First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan ((incorporated herein by reference to Exhibit 10.21A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.22
First Oak Brook Bancshares, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by First Oak Brook on October 25, 1999 (File No. 333-89647))

10.23
Separation and Settlement Agreement and Mutual Release between the Registrant and Richard M. Rieser, Jr. (incorporated herein by reference to  Exhibit 10.1 to the Registrant’s Current  Report on Form 8-K filed on October 29, 2007 (File No. 0-24566-01))

10.24
Tax Gross Up Agreement between the Registrant and Richard M. Rieser, Jr. (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-24566-01))

10.25
Form of Supplemental Pension Benefit Agreement for Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.13 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14468))

10.26
Form of Agreement Regarding Post-Employment Restrictive Covenants between the Registrant (as successor to First Oak Brook) and Richard M. Rieser, Jr. (incorporated herein by reference to Exhibit 10.13 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14468))

10.27
First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-14468))

10.27A
Amendment to First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan incorporated herein by reference to Exhibit 10.27A to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 filed on May 15, 2007)

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