Form 10-Q
period 2008-03-31
MB FINANCIAL INC     /MD
filed 2008-05-07
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

                        Large accelerated filer ☒      Accelerated filer ☐

                        Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

                        Smaller reporting company ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

There were outstanding 34,735,993 shares of the registrant’s common stock as of May 7, 2008.

 MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2008

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2008 (Unaudited) and December 31, 2007	3

	Consolidated Statements of Income for the Three Months ended March 31, 2008 and 2007 (Unaudited)	4 – 5

	Consolidated Statements of Cash Flows for the Three Months ended March 31, 2008 and 2007 (Unaudited)	6 – 7

	Notes to Consolidated Financial Statements (Unaudited)	8 – 21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22 – 35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35 – 38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	39

	Signatures	40

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007
(Amounts in thousands, except common share data)
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Cash and due from banks	$187,116	$141,248
Interest bearing deposits with banks	16,054	9,093
Total cash and cash equivalents	203,170	150,341
Investment securities
Securities available for sale, at fair value	1,186,153	1,177,714
Non-marketable securities – FHLB and FRB stock	63,671	63,671
Total investment securities	1,249,824	1,241,385
Loans (net of allowance for loan losses of $78,764 at March 31, 2008,
and $65,103 at December 31, 2007)	5,750,337	5,550,524
Lease investments, net	91,675	97,321
Premises and equipment, net	184,257	183,722
Cash surrender value of life insurance	118,296	116,690
Goodwill, net	379,047	379,047
Other intangibles, net	24,537	25,352
Other assets	89,213	90,321

Total assets	$8,090,356	$7,834,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing	$865,665	$875,491
Interest bearing	4,814,621	4,638,292
Total deposits	5,680,286	5,513,783
Short-term borrowings	922,985	977,721
Long-term borrowings	354,010	208,865
Junior subordinated notes issued to capital trusts	158,968	159,016
Accrued expenses and other liabilities	102,060	112,949
Total liabilities	7,218,309	6,972,334

Stockholders' Equity
Common stock, ($0.01 par value; authorized 43,000,000 shares at March 31,
2008 and December 31, 2007; issued 37,414,091
shares at March 31, 2008 and 37,401,023 at December 31, 2007)	374	374
Additional paid-in capital	441,405	441,201
Retained earnings	504,861	505,260
Accumulated other comprehensive income	15,511	7,597
Less: 2,734,281 and 2,785,573 shares of treasury stock, at cost, at March 31,
2008, and December 31, 2007, respectively	(90,104)	(92,063)
Total stockholders' equity	872,047	862,369

Total liabilities and stockholders' equity	$8,090,356	$7,834,703

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except common share data)
(Unaudited)
	Three months ended
	March 31,	March 31,
	2008	2007
Interest income:
Loans	$93,877	$93,933
Investment securities:
Taxable	9,971	14,348
Nontaxable	3,753	3,302
Federal funds sold	95	235
Other interest bearing accounts	106	50
Total interest income	107,802	111,868
Interest expense:
Deposits	40,849	45,453
Short-term borrowings	7,867	8,618
Long-term borrowings and junior subordinated notes	5,623	5,900
Total interest expense	54,339	59,971
Net interest income	53,463	51,897
Provision for loan losses	22,540	3,813
Net interest income after provision for loan losses	30,923	48,084
Other income:
Loan service fees	2,470	1,537
Deposit service fees	6,530	5,158
Lease financing, net	3,867	3,996
Brokerage fees	985	2,452
Asset management and trust fees	2,220	3,190
Net gain (loss) on sale of investment securities available for sale	1,105	(24)
Increase in cash surrender value of life insurance	1,606	1,221
Net (loss) gain on sale of other assets	(306)	22
Merchant card processing	4,530	3,878
Other operating income	1,530	1,514
	24,537	22,944
Other expense:
Salaries and employee benefits	26,784	24,822
Occupancy and equipment expense	7,525	7,200
Computer services expense	1,916	1,817
Advertising and marketing expense	1,316	1,410
Professional and legal expense	306	530
Brokerage fee expense	419	1,448
Telecommunication expense	762	681
Other intangibles amortization expense	815	881
Merchant card processing	3,926	3,270
Other operating expenses	4,455	4,747
	48,224	46,806
Income before income taxes	7,236	24,222
Income taxes	1,412	7,043
Income from continuing operations	$5,824	$17,179
Discontinued operations
Income from discontinued operations before income taxes	-	1,429
Income taxes	-	487
Income from discontinued operations	-	942
Net Income	$5,824	$18,121

	Three months ended
	March 31,	March 31,
	2008	2007

Common share data:
Basic earnings per common share from continuing operations	$0.17	$0.47
Basic earning per common share from discontinued operations	-	0.02
Basic earnings per common share	$0.17	$0.49

Diluted earnings per common share from continuing operations	$0.17	$0.46
Diluted earnings per common share from discontinued operations	-	0.03
Diluted earning per common share	$0.17	$0.49

Weighted average common shares outstanding	34,620,435	36,630,323
Diluted weighted average common shares outstanding	34,994,731	37,180,928

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash Flows From Continuing Operating Activities:
Net income	$5,824	$18,121
Net income from discontinued operations	-	(942)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,861	9,349
Amortization of restricted stock awards	360	484
Compensation expense for stock option grants	654	639
Loss (gain) on sales of premises and equipment and leased equipment	233	(1,352)
Amortization of other intangibles	815	881
Provision for loan losses	22,540	3,813
Deferred income tax benefit	(3,821)	(1,896)
Amortization of premiums and discounts on investment securities, net	777	383
Accretion of premiums and discounts on loans, net	(687)	(1,012)
Net (gain) loss on sale of investment securities available for sale	(1,105)	24
Proceeds from sale of loans held for sale	14,733	16,226
Origination of loans held for sale	(14,588)	(16,010)
Net gains on sale of loans held for sale	(145)	(216)
Increase in cash surrender value of life insurance	(1,606)	(1,221)
Decrease in other assets	841	13,930
Decrease in other liabilities, net	(11,630)	(5,128)
Net cash provided by continuing operating activities	23,056	36,073
Cash Flows From Continuing Investing Activities:
Proceeds from sales of investment securities	9,579	22,169
Proceeds from maturities and calls of investment securities	92,333	171,679
Purchase of investment securities	(97,849)	(31,113)
Net increase in loans	(221,664)	(71,991)
Purchases of premises and equipment and leased equipment	(4,885)	(5,875)
Proceeds from sales of premises and equipment and leased equipment	633	5,681
Principal paid on lease investments	(465)	(171)
Net cash provided by (used in) continuing investing activities	(222,318)	90,379
Cash Flows From Continuing Financing Activities:
Net increase (decrease) in deposits	166,503	(77,744)
Net increase (decrease) in short-term borrowings	(54,736)	33,913
Proceeds from long-term borrowings	145,959	15,052
Principal paid on long-term borrowings	(813)	(85,927)
Treasury stock transactions, net	(3)	(9,789)
Stock options exercised	1,153	3,262
Excess tax benefits from share-based payment arrangements	251	224
Dividends paid on common stock	(6,223)	(6,619)
Net cash provided by (used in) continuing financing activities	252,091	(127,628)

Net increase (decrease) in cash and cash equivalents from continuing operations	$52,829	$(1,176)
Cash Flows From Discontinued Operations:
Net cash provided by operations activities of discontinued operations	-	1,594
Net cash used in investing activities of discontinued operations	-	(17,922)
Net cash provided by financing activities of discontinued operations	-	16,247
Net cash provided by discontinued operations	-	(81)

Net (decrease) increase in cash and cash equivalents	$52,829	$(1,257)
Cash and cash equivalents:
Beginning of period (1)	150,341	160,050
End of period (2)	$203,170	$158,793

(1) Includes balances from discontinued operations	$-	$12,757
(2) Includes balances from discontinued operations	$-	$12,676

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007

Supplemental Disclosures of Cash Flow Information:

Cash payments from continuing operations for:
Interest paid to depositors and other borrowed funds	$56,809	$64,689
Income tax paid, net	7,075	61

Supplemental Schedule of Noncash Activities from continuing operations:

Loans transferred to other real estate owned	$910	$129
Loans transferred to repossessed vehicles	397	70
Long-term borrowing reclassified to short-term borrowings	-	70,936

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois.  On November 28, 2007, the Company sold Union Bank, N.A., a wholly owned subsidiary of the Company, to Olney Bancshares of Texas, Inc.  This divestiture is accounted for in the accompanying financial statements as discontinued operations.  Please see Note 2 to the notes to the unaudited consolidated financial statements for more detail.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice.  Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements filed on Form 10-K.

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

We adopted SFAS No. 157, Fair Value Measurements (SFAS 157) effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  The adoption of SFAS 157 did not have a material impact on the consolidated financial statements or results of operations of the Company.  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157," the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities such as goodwill, other intangibles, real estate owned, and repossessed assets until January 1, 2009.  SFAS 157 applies to all financial instruments that are measured and reported on a fair value basis.  See Note 13 for additional information.

In conjunction with the adoption of SFAS 157, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115  (SFAS 159) as of January 1, 2008. SFAS 159 provides companies the option to report select financial assets and liabilities at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. After the initial adoption, the election is made at the acquisition of a financial asset or financial liability and it may not be revoked.  The Company has not elected the fair value option for any financial assets or liabilities.  See Note 13 for additional information.

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

The sale of Union allows us to concentrate our resources on growth and expansion in the Chicago metropolitan market where we operate 73 offices under MB Financial Bank.

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

The results of operations for Union Bank were as follows (in thousands):

Three Months Ended
March 31,
2007

Interest income	$6,222
Interest expense	2,842
Net interest income	3,380
Provision for loan losses	188
Net interest income after provision for loans losses	3,192
Other income	361
Other expenses	2,124
Income before income taxes	1,429
Applicable income taxes	487
Income from discontinued operations	$942

NOTE 3.    COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain (loss) on investment securities available for sale arising during the periods, net of tax.

The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended
	March 31,	March 31,
	2008	2007

Net income from continuing operations	$5,824	$17,179
Net income from discontinued operations	-	942
Net income	$5,824	$18,121
Unrealized holding gains on investment securities, net of tax	8,632	3,886
Reclassification adjustments for (gains) losses included in net income, net of tax	(718)	26
Other comprehensive income, net of tax	7,914	3,912
Comprehensive income	$13,738	$22,033

NOTE 4.    LOANS

Information about non homogenous impaired loans as of March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31, 2008	December 31, 2007

Impaired loans for which there were specific related allowance for loan losses	$39,477	$18,398
Other impaired loans	-	564

Total impaired loans	$39,477	$18,962

Related allowance for loan losses	14,534	5,960

A reconciliation of the activity in the allowance for loan losses follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2008	2007

Balance at beginning of period	$65,103	$58,983
Provision for loan losses	22,540	3,813
Charge-offs	(10,085)	(4,354)
Recoveries	1,206	263
Balance at March 31,	$78,764	$58,705

NOTE 5.    GOODWILL AND INTANGIBLES

Goodwill is subject to at least annual assessments for impairment by applying a fair-value based test.  An acquired intangible asset must be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  No impairment losses on goodwill or other intangibles were incurred in the three months ended March 31, 2008 or the year ended December 31, 2007.

The following table presents the changes in the carrying amount of goodwill during the three months ended March 31, 2008 and the year ended December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Balance at beginning of period	$379,047	$379,047
Goodwill from business combinations	-	-
Balance at end of period	$379,047	$379,047

The Company has other intangible assets consisting of core deposit intangibles that had, as of March 31, 2008, a remaining weighted average amortization period of approximately 5 years.

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2008	$2,440
2009	3,116
2010	2,927
2011	2,618
2012	2,430
Thereafter	11,006
$24,537

NOTE 6.    RECENT ACCOUNTING PRONOUNCEMENTS

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 (SFAS 161). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS 161 requires:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	Disclosure of information about credit-risk-related contingent features; and

•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the provisions of SFAS 161 and its potential effect on its financial statements.

On December 4, 2007, the FASB issued FASB Statement 141R, Business Combinations (SFAS 141R). SFAS 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Management is currently evaluating the provisions of SFAS 141R and its potential effect on the Company’s financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51(SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Management is currently evaluating the provisions of SFAS 160 and its potential effect on the Company’s financial statements.

NOTE 7.    STOCK-BASED COMPENSATION

Statement 123R requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three months ended
	March 31,	March 31,
	2008	2007

Total cost of share-based payment plans during the year	$1,014	$1,123

Amount of related income tax benefit recognized in income	$347	$393

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In April 2007, the Omnibus Plan was modified to add 2,250,000 authorized shares.  The Omnibus Plan now authorizes 6,000,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  As of March 31, 2008, there were 2,170,561 shares available for grants.  Grants under the Omnibus Plan can be in the form of stock options, either incentive or non-qualified, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.

Annual equity-based incentive awards have typically been granted to officers and employees annually in July.  In 2008, these grants are expected to occur in June.  Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant; those option awards generally vest based on four years of continuous service and have 10-year contractual terms.   Options may also be granted at other times throughout the year in connection with the recruitment of new officers and employees.  Restricted shares granted to officers and employees typically vest over a two to three year period.  Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five-year term which are fully vested on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted stock, which vests one year after the grant date.

The following table provides information about options outstanding for the three months ended March 31, 2008:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(in millions)

Options outstanding as of December 31, 2007	2,625,051	$29.59
Granted	9,933	$30.78
Exercised	(55,905)	$16.58
Expired or cancelled	(15,504)	$32.60
Forfeited	(25,982)	$35.58
Options outstanding as of March 31, 2008	2,537,593	$29.80	5.93	$ 11.1

Options exercisable as of March 31, 2008	1,308,490	$23.42	3.91	$ 11.1

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

The following assumptions were used for options granted during the three month period ended March 31, 2008:

March 31,
2008
Expected volatility	16.28%
Risk free interest rate	2.27%
Dividend yield	2.18%
Expected life	4 years

Weighted average fair value per option of options granted during the period	$ 3.68

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $765 thousand and $586 thousand, respectively.

The following is a summary of changes in nonvested shares of restricted stock and nonvested restricted stock units for the three months ended March 31, 2008:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Shares Outstanding at December 31, 2007	134,722	$35.74
Granted	18,908	31.30
Vested	(4,047)	35.44
Cancelled	(5,840)	33.65
Shares Outstanding at March 31, 2008	143,743	$35.25

As of March 31, 2008, there was $8.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.

NOTE 8.    SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31,		December 31,
	2008		2007
	Weighted		Weighted
	Average		Average
	Interest Rate	Amount	Interest Rate	Amount

Federal funds purchased	2.50%	$100,000	3.86%	$170,000
Federal Reserve Term Auction Funds	2.71	150,000		-
Assets under agreements to repurchase:
Customer repurchase agreements	1.58	328,976	3.02	367,702
Federal Home Loan Bank advances	3.74	344,009	5.05	440,019
	2.67%	$922,985	4.08%	$977,721

The Company uses the Federal Reserve Term Auction Funds for short-term funding.  Each auction is for a fixed amount and the rate is determined by the auction process.  These borrowings are primarily collateralized by commercial and indirect vehicle loans with unpaid principal balances aggregating no less than 200% of the outstanding advances from the Federal Reserve Term Auction.

Assets sold under agreements to repurchase are agreements in which the Company acquires funds by selling securities or investment grade lease loans to another party under a simultaneous agreement to repurchase the same securities or lease loans at a specified price and date.  The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements.  All repurchase agreements outstanding at March 31, 2008 and December 31, 2007 were overnight repurchase agreements with customers.

At March 31, 2008, Federal Home Loan Bank advances had fixed terms with effective interest rates, net of premiums, ranging from 2.44% to 5.18% and are subject to a prepayment fee.  At March 31, 2008, the advances had maturities ranging from May 2008 to March 2009.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans for all of the outstanding secured advances from the Federal Home Loan Bank.  As of March 31 2008, and December 31, 2007, the Company had $446.9 million and $426.7 million, respectively, of loans pledged as collateral for all Federal Home Loan Bank advances.  Additionally, as of March 31, 2008 and December 31, 2007, the Company had $167.8 million and $137.5 million, respectively, of investment securities pledged as collateral for all secured advances from the Federal Home Loan Bank.

The Company has a $30 million correspondent bank line of credit which has certain debt covenants that require the Company to maintain “Well Capitalized” capital ratios, to have no other debt except in the usual course of business, and requires the Company to maintain minimum financial ratios on return on assets and earnings as well as maintain minimum financial ratios related to the loan loss allowance.  The Company was in compliance with such debt covenants as of March 31, 2008.  The correspondent bank line of credit, which is used for short-term liquidity purposes, is secured by the stock of MB Financial Bank, and its terms are renewed annually.  As of March 31, 2008 and December 31, 2007, no balances were outstanding on the correspondent line of credit.

NOTE 9.    LONG TERM BORROWINGS

The Company had Federal Home Loan Bank advances with maturities greater than one year of $247.9 million and $105.1 million at March 31, 2008 and December 31, 2007, respectively.  As of March 31, 2008, the advances had fixed terms with effective interest rates, net of premiums, ranging from 3.28% to 5.87%.

The Company had notes payable to banks totaling $14.8 million and $12.5 million at March 31, 2008 and December 31, 2007, respectively, which as of March 31, 2008, were accruing interest at rates ranging from 4.27% to 12.00%.  Lease investments includes equipment with an amortized cost of $18.7 million and $16.1 million at March 31, 2008 and December 31, 2007, respectively, that is pledged as collateral on these notes.

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

On September 29, 2006, the Company entered into a seven year subordinated debt facility under which up to $25 million could be borrowed.  In September of 2007, the Company entered into modification of this facility, which increased the amount that can be borrowed from $25 million to $50 million, lowered the interest rate spread over LIBOR from 1.25% to 1.20% and extended the term of the facility from seven years to ten years (now expiring on October 1, 2017).  The Company had $50 million outstanding under this debt facility at March 31, 2008.  Interest is payable at a rate of 3 month LIBOR + 1.20%.  The debt matures on October 1, 2017.  In addition, the Company has a $500 thousand ten-year term loan from the same lender.  Interest is payable at a rate of 3 month LIBOR + 0.70%.  As long as the subordinated debt is outstanding, the Company is required to keep the $500 thousand debt outstanding.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2008	$10,542
2009	12,841
2010	111,909
2011	12,557
2012	9,963
Thereafter	196,198
$354,010

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2008 (in thousands):

	Coal City Capital Trust I	MB Financial Capital Trust II	MB Financial Capital Trust III	MB Financial Capital Trust IV
Junior Subordinated Notes:
Principal balance	$ 25,774	$ 36,083	$ 10,310	$ 20,619
Annual interest rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	September 15, 2010	September 23, 2011	September 15, 2011

Trust Preferred Securities:
Face value	$ 25,000	$ 35,000	$ 10,000	$ 20,000
Annual distribution rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial Capital Trust V	MB Financial Capital Trust VI	FOBB (2) Capital Trust I	FOBB (2) Capital Trust III
Junior Subordinated Notes:
Principal balance	$ 30,928	$ 23,196	$ 6,186	$ 5,155
Annual interest rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	10.60%	3-mo LIBOR + 2.80%
Stated maturity date	December 15, 2037	October 30, 2037	September 7, 2030	January 23, 2034
Call date	December 15, 2012	October 30, 2012	September 7, 2010	January 23, 2009

Trust Preferred Securities:
Face value	$ 30,000	$ 22,500	$ 6,000	$ 5,000
Annual distribution rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	10.60%	3-mo LIBOR + 2.80%
Issuance date	September 2007	October 2007	September 2000	December 2003
Distribution dates (1)	Quarterly	Quarterly	Semi-annual	Quarterly

(1)	All distributions are cumulative and paid in cash.
(2)	Amount does not include purchase accounting adjustments totaling a premium of $717 thousand associated with FOBB Capital Trust I and III.

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  As of March 31, 2008, 100% of the trust preferred securities qualified as Tier I capital.  Under the final rule adopted in March 2005, that will take effect March 31, 2009, 100% of the trust preferred securities outstanding, as of March 31, 2008, would qualify as Tier I capital.

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

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $14.0 million and $142.2 million, respectively, at March 31, 2008.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount receivable for the three months ended March 31, 2008 and 2007 was approximately $1.2 million and $1.8 million, respectively.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At March 31, 2008, the Company's credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008					December 31, 2007
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value

Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$ 13,977	$ (507)	5.0	5.23%	6.19%	$ 14,320	$ (23)
Pay variable/receive fixed swaps (2)	142,240	327	6.7	4.87%	3.12%	151,706	(1,245)

Non-hedging derivative instruments (3):
Pay fixed/receive variable swaps	127,472	(9,126)	6.4	4.61%	6.58%	119,223	(4,431)
Pay variable/receive fixed swaps	135,232	9,131	6.4	6.49%	4.53%	127,517	4,340
Total portfolio swaps	$ 418,921	$ (175)	6.4	5.32%	4.73%	$ 412,766	$ (1,359)
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

At March 31, 2008 and December 31, 2007, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contract Amount
	March 31,	December 31,
	2008	2007
Commitments to extend credit:
Home equity lines	$584,399	$572,998
Other commitments	1,585,043	1,444,713

Letters of credit:
Standby	117,325	132,843
Commercial	57,559	56,136

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer's needs.  As of March 31, 2008, the maximum remaining term for any standby letter of credit was August 1, 2014.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At March 31, 2008, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $14.1 million to $174.9 million from $189.0 million at December 31, 2007.  Of the $174.9 million in commitments outstanding at March 31, 2008, approximately $18.3 million of the letters of credit have been issued or renewed since December 31, 2007.  The Company had $1.6 million of deferred fees recorded as of March 31, 2008 relating to these commitments.

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

As of March 31, 2008, we had approximately $2.0 million in capital expenditure commitments outstanding which relate to various projects to build new branches or renovate existing branches.  We expect to pay the outstanding commitments as of March 31, 2008 through the normal cash flows of our business operations.

NOTE 13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets and financial liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Corporation's financial assets and financial liabilities carried at fair value effective January 1, 2008.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Corporation's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale. The fair values of securities available for sale are determined by quoted prices in active markets, when available.  If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Assets Held in Trust for Deferred Compensation and Associated Liabilities
Assets held in trust for deferred compensation are recorded at fair value and included in “Other Assets” on the consolidated balance sheets.  These assets are invested in mutual funds and classified as Level 1. Deferred compensation liabilities, also classified as Level 1, are carried at the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets.

Derivatives. Currently, we use interest rate swaps to manage our interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including LIBOR rate curves.  We also obtain dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations.

Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets
Securities available for sale	$ 1,186,153	$ 3,520	$ 1,182,633	-
Assets held in trust for deferred compensation	8,374	8,374	-	-
Derivative financial instruments	9,458	-	9,458	-
Financial liabilities				-
Other liabilities (1)	8,374	8,374	-	-
Derivative financial instruments	9,633	-	9,633	-
(1)	Liabilities associated with assets held in trust for deferred compensation.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below (in thousands):

	Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets
Impaired loans	$ 24,943	-	-	$24,943

Effective January 1, 2008, we adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS 159 permits the Corporation to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Corporation may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principals, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The Company has not elected the fair value option for any financial assets or liabilities.  Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Corporation's financial statements.

NOTE 14.   SUBSEQUENT EVENTS

On April 18, 2008, we purchased an 80% interest in Cedar Hill Associates, LLC an asset management firm located in Chicago, Illinois, with approximately $960 million in assets under management.  The purchase of Cedar Hill is expected to complement and expand our wealth management product offerings and revenues.

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

For purposes of the following discussion, balances, average rate, income and expenses associated with Union Bank, including the gain recognized on the sale, have been excluded from continuing operations.  See Note 2 of the notes to our consolidated financial statements for additional information on discontinued operations.

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

Our net income from continuing operations was $5.8 million for the first quarter of 2008, compared to $17.2 million for the first quarter of 2007, primarily due to an $18.7 million increase in provision for loan losses.  Our 2008 first quarter results generated an annualized return on average assets from continuing operations of 0.30% and an annualized return on average equity from continuing operations of 2.66%, compared to 0.88% and 8.18%, respectively, for the same period in 2007.  Fully diluted earnings per share from continuing operations for the first quarter of 2008 decreased to $0.17 compared to $0.46 per share in the 2007 first quarter.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At March 31, 2008, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $37.6 million.  See Note 1 and Note 7 of the notes to our December 31, 2007 audited consolidated financial statements for additional information.

Income Tax Accounting.  In June 2006, the FASB issued FASB interpretation No.  48,  "Accounting  for  Uncertainty  in  Income  Taxes - an interpretation  of  FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for income  taxes  by  prescribing  the  minimum  recognition  threshold  that a tax position  must  meet  to  be recognized in the financial statements. FIN 48 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for uncertain income tax positions.  As of March 31, 2008, the Company had $3.5 million of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in FIN 48 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of March 31, 2008, the Company had $89 thousand of accrued interest related to tax reserves. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

Fair Value of Assets and Liabilities.  On January 1, 2008, the Company adopted SFAS 157 which defines fair value as the price that would be received to sell the financial asset or paid to transfer the financial liability in an orderly transaction between market participants at the measurement date.

The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, the Company would use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement.

At March 31, 2008, $1.2 billion of investment securities, or 14.8 percent of total assets, were recorded at fair value on a recurring basis. All of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value.  At March 31, 2008, $9.6 million, or less than one percent of total liabilities, consisted of financial instruments recorded at fair value on a recurring basis.

At March 31, 2008, $24.9 million of impaired loans, or less than one percent of total assets, were recorded at fair value on a nonrecurring basis. These assets were measured using Level 3 measurements. The assets valued using Level 3 measurements consisted of impaired loans. At March 31, 2008, no liabilities were measured at fair value on a nonrecurring basis.

See Note 13 to the consolidated financial statements for a complete discussion on the Company’s use of fair valuation of assets and liabilities and the related measurement techniques.

Results of Continuing Operations

First Quarter Results

Net income from continuing operations was $5.8 million for the first quarter of 2008, compared to $17.2 million for the first quarter of 2007.  The results for the first quarter of 2008 generated an annualized return on average assets of 0.30% and an annualized return on average equity of 2.66%, compared to 0.88% and 8.18%, respectively, for the same period in 2007.

Net interest income was $53.5 million for the three months ended March 31, 2008, an increase of $1.6 million, or 3.0% from $51.9 million for the comparable period in 2007.  The growth in net interest income reflects a $381.1 million, or 5.8% increase in average interest earning assets, and a $301.5 million, or 5.3%, increase in average interest bearing liabilities.  This was partially offset by approximately 11 basis points of margin compression.  The increase in average interest earning assets and the increase in average interest bearing liabilities was primarily due to organic growth.  The net interest margin, expressed on a fully tax equivalent basis, was 3.22% for the first quarter of 2008 and 3.33% for the first quarter of 2007.  The decline in the net interest margin was primarily due to our interest earning assets adjusting to the decrease in market rates more rapidly than our interest bearing liabilities  After remaining constant for approximately 15 months, the Fed Funds rate declined 300 basis points from September 2007 to March 2008.

Provision for loan losses was $22.5 million in the first quarter of 2008 as compared to $3.8 million in first quarter of 2007.  Net charge-offs were $8.9 million in the quarter ended March 31, 2008 compared to $4.1 million in the quarter ended March 31, 2007.  The increase in charge-offs was primarily due to the charge-off of two commercial loans during the first quarter of 2008 totaling $5.9 million.  These two charge-offs were due to customer fraud.  With regard to one of the frauds, an extensive review of the applicable lending division revealed that it was not consistently following our established monitoring and reporting procedures.  Furthermore, all credits in this division were reviewed and while no additional customer frauds were identified, we downgraded three additional commercial credits totaling $42.5 million to potential problem status.  All three loans are current with respect to their payments of principal and interest.

The impact of the customer frauds resulted in a provision of approximately $7 million.  The three additional commercial credits downgraded in the loan division due to credit weakness resulted in an increase to the provision for loan losses of approximately $10 million.  Based on our extensive review of this loan division, we are not aware of any other issues of this type.  As discussed in Item 4, certain enhancements were subsequently made to our control environment in response to this matter.  The remaining portion of the provision was primarily attributable to our robust loan growth for the quarter.  See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income increased $1.6 million, or 6.9% to $24.5 million for the quarter ended March 31, 2008 from $22.9 million for the first quarter of 2007.  Deposit service fees increased by $1.4 million, primarily due to enhancements made to our courtesy overdraft program and a fee increase that was implemented during the second quarter of 2007.  Net gains on sale of investment securities increased by $1.1 million as a net gain of $1.1 million was realized in the first quarter of 2008 compared to net losses of $24 thousand in the first quarter of 2007, primarily due to an $832 thousand gain on sale of investment securities related to the partial redemption of our equity interest in Visa recognized during the first quarter of 2008.  This redemption was approximately 39% of our interest in Visa.  Loan service fees increased $933 thousand, primarily due to an increase in letter of credit fees and prepayment fees recognized during the first quarter of 2008 compared to the first quarter of 2007.  Merchant card processing income increased by $652 thousand due to an increase in transactions processed during the quarter ended March 31, 2008 compared to the same period in 2007.  Brokerage fees decreased by $1.5 million, primarily due to the sale of our third party brokerage business during the second quarter of 2007.  The decrease in our brokerage fee income was offset by significant corresponding reductions in brokerage expense as a result of selling our third party brokerage business.  Trust and asset management fees decreased $970 thousand primarily due to a $909 thousand gain realized on the sale of our land trust operations in the first quarter of 2007.

Other expense increased by $1.4 million, or 3.0% to $48.2 million for the quarter ended March 31, 2008 from $46.8 million for the quarter ended March 31, 2007.  Salaries and employee benefits expense increased $2.0 million primarily due to organic growth.  We have hired 27 bankers from the third quarter of 2007 to the first quarter of 2008.  We incurred approximately $500 thousand of salary and employee benefits expense (including salaries, signing bonuses, and recruiting fees) during the first quarter of 2008, related to these additional bankers.  Merchant card processing expense increased by $656 thousand due to an increase in transactions processed during the quarter ended March 31, 2008 compared to the same period in 2007.  Merchant card processing expense is positively correlated with increases and decreases in Merchant card processing income.  Occupancy and equipment expense increased by $325 thousand from the first quarter of 2007 to the first quarter of 2008, primarily due to an increase in snow removal expense during the first quarter of 2008 compared to the first quarter of 2007.  As noted earlier, the decrease in our brokerage fee expense from the first quarter of 2007 to the first quarter of 2008 was primarily due to the sale of our third party brokerage business during the second quarter of 2007.

Income tax expense for the three months ended March 31, 2008 decreased $5.6 million to $1.4 million compared to $7.0 million for the same period in 2007.  The effective tax rate was 19.5% and 29.1% for the quarter ended March 31, 2008 and 2007, respectively.  The decrease in the effective tax rate was primarily due to a larger percentage of income before taxes being comprised of tax exempt income during the first quarter of 2008 compared to the first quarter of 2007.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest Earning Assets:
Loans (1) (2)	$5,680,086	$93,785	6.64%	$4,974,649	$93,715	7.64%
Loans exempt from federal income taxes (3)	7,560	141	7.38	15,168	336	8.86
Taxable investment securities	819,845	9,971	4.86	1,183,744	14,348	4.85
Investment securities exempt from federal income taxes (3)	401,207	5,774	5.69	360,015	5,080	5.64
Federal funds sold	15,220	95	2.47	18,003	235	5.22
Other interest bearing deposits	15,387	106	2.77	6,579	50	3.08
Total interest earning assets	6,939,305	109,872	6.37	6,558,158	113,764	7.04
Assets available for sale	-			387,919
Non-interest earning assets	925,512			933,684
Total assets	$7,864,817			$7,789,761

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$1,234,965	$6,603	2.15%	$1,070,252	$7,730	2.93%
Savings deposits	388,956	443	0.46	459,109	864	0.76
Time deposits	3,018,204	33,803	4.50	3,072,622	36,859	4.87
Short-term borrowings	939,746	7,867	3.37	744,671	8,618	4.69
Long-term borrowings and junior subordinated notes	461,053	5,623	4.82	394,780	5,900	5.98
Total interest bearing liabilities	6,042,924	54,339	3.62	5,741,434	59,971	4.24
Non-interest bearing deposits	839,386			859,141
Liabilities held for sale	-			356,299
Other non-interest bearing liabilities	103,451			71,102
Stockholders’ equity	879,056			851,785
Total liabilities and stockholders’ equity	$7,864,817			$7,879,761
Net interest income/interest rate spread (4)		$55,533	2.75%		$53,793	2.80%
Taxable equivalent adjustment		2,070			1,896
Net interest income, as reported		$53,463			$51,897
Net interest margin (5)			3.10%			3.21%
Tax equivalent effect			0.12%			0.12%
Net interest margin on a fully tax equivalent basis (5)			3.22%			3.33%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $2.0 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $1.7 million, or 3.2% to $55.5 million for the three months ended March 31, 2008 from $53.8 million for the three months ended March 31, 2007.  Tax-equivalent interest income decreased by $3.9 million, primarily due to a decrease in overall short-term interest rates, partially offset by a $381.1 million, or 5.8% increase in average interest earning assets.  The yield on average interest earning assets decreased 67 basis points to 6.37%.  The increase in average interest earning assets was primarily due to organic growth.  Interest expense decreased by $5.6 million, primarily due to a decrease in overall short-term interest rates, partially offset by a $301.5 million, or 5.3% increase in average interest bearing liabilities.  The increase in average interest bearing liabilities was primarily due to organic growth.

The net interest margin expressed on a fully tax equivalent basis for the first quarter of 2008 decreased by 11 basis points from 3.33% in the first quarter of 2007.  Substantial decreases in interest rates during the three months ended March 31, 2008, resulted in our interest earning assets repricing more rapidly than our interest bearing liabilities.  After remaining constant for approximately 15 months, the Fed Funds rate declined 300 basis points from September 2007 to March 2008.

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

	Three Months Ended
	March 31, 2008
	Compared to March 31, 2007
	Change	Change
	Due to	Due to	Total
	Volume	Rate	Change

Interest Earning Assets:
Loans	$12,920	$(12,850)	$70
Loans exempt from federal income taxes (1)	(147)	(48)	(195)
Taxable investment securities	(4,308)	(69)	(4,377)
Investment securities exempt from federal income taxes (1)	631	63	694
Federal funds sold	(31)	(109)	(140)
Other interest bearing deposits	61	(5)	56
Total increase (decrease) in interest income	9,126	(13,018)	(3,892)

Interest Bearing Liabilities:
NOW and money market deposit accounts	1,106	(2,233)	(1,127)
Savings deposits	(116)	(305)	(421)
Time deposits	(590)	(2,466)	(3,056)
Short-term borrowings	2,001	(2,752)	(751)
Long-term borrowings and junior subordinated notes	933	(1,210)	(277)
Total increase (decrease) in interest expense	3,334	(8,966)	(5,632)
Increase (decrease) in net interest income	$5,792	$(4,052)	$1,740

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets increased $255.7 million or 3.3% from $7.8 billion at December 31, 2007 to $8.1 billion at March 31, 2008.  Net loans increased by $199.8 million, or 14.5% on an annualized basis, to $5.8 billion at March 31, 2008 from $5.6 billion at December 31, 2007.  In aggregate, commercial related credits grew by $188.9 million, or 16.2% on a combined annualized basis.  See “Loan Portfolio” section below for further analysis.  Investment securities did not change significantly from December 31, 2007 to March 31, 2008.

Total liabilities increased by $246.0 million, or 3.5% to $7.2 billion at March 31, 2008 from December 31, 2007.  Total deposits increased by $166.5 million or 3.0% to $5.7 billion at March 31, 2008 from December 31, 2007, primarily due to increases in certificates of deposit and brokerage deposit accounts, partially offset by decreases in public funds deposits and money market and NOW accounts.  Long-term borrowings increased $145.1 million.  This increase was primarily due to a $146.9 million increase in Federal Home Loan Bank advances.

Total stockholders’ equity increased $9.7 million, or 1.1% to $872.0 million at March 31, 2008 compared to $862.4 million at December 31, 2007, primarily due to a $7.9 million increase in accumulated other comprehensive income.  The increase in accumulated other comprehensive income was due to a change in unrealized gains on investment securities available for sale.

At March 31, 2008, the Company’s total risk-based capital ratio was 11.81%; Tier 1 capital to risk-weighted assets ratio was 9.78% and Tier 1 capital to average asset ratio was 8.29%.  MB Financial Bank, N.A. was categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at March 31, 2008.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	March 31,		December 31,		March 31,
	2008		2007		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial related credits:
Commercial loans	$ 1,433,114	25%	$ 1,323,455	24%	$ 1,106,806	22%
Commercial loans collateralized by
assignment of lease payments (lease loans)	581,502	10%	553,138	10%	375,763	7%
Commercial real estate (1)	2,048,123	35%	1,994,312	36%	1,819,098	36%
Construction real estate	822,312	14%	825,216	14%	841,065	17%
Total commercial related credits	4,885,051	84%	4,696,121	84%	4,142,732	82%
Other loans:
Residential real estate (1)	379,279	6%	372,787	6%	350,100	8%
Indirect vehicle	162,348	3%	146,311	3%	120,342	2%
Home equity	347,752	6%	347,676	6%	363,967	7%
Consumer loans	54,671	1%	52,732	1%	63,265	1%
Total other loans	944,050	16%	919,506	16%	897,674	18%

Gross loans (2)	5,829,101	100%	5,615,627	100%	5,040,406	100%
Allowance for loan losses	(78,764)		(65,103)		(58,705)
Net loans	$ 5,750,337		$ 5,550,524		$ 4,981,701

(1)	Gross loan balances at March 31, 2008, December 31, 2007, and March 31, 2007 are net of unearned income, including net deferred loan fees of $3.6 million, $3.7 million, and $2.8 million, respectively.

Commercial related credits increased by $188.9 million, or 16.2% on an annualized basis, to $4.9 billion at March 31, 2008 from $4.7 billion at December 31, 2007.  Total loans increased by 15.3% on an annualized basis over the same period.  The increases in both commercial related credits and total loans from December 31, 2007 to March 31, 2008 were primarily due to growth in both existing customer and new customer loan demand.  For the same reasons, from March 31, 2007 to March 31, 2008, commercial related credits increased by approximately 17.9% and total loans increased by approximately 15.6%.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollar amounts in thousands):

	March 31,	December 31,	March 31,
	2008	2007	2007
Non-performing loans:
Non-accrual loans (1)	$46,666	$24,459	$23,222
Loans 90 days or more past due, still accruing interest	4,218	-	-
Total non-performing loans	50,884	24,459	23,222
Other real estate owned	1,770	1,120	319
Repossessed vehicles	225	179	61
Total non-performing assets	$52,879	$25,758	$23,602
Total non-performing loans to total loans	0.87%	0.44%	0.46%
Allowance for loan losses to non-performing loans	154.79%	266.17%	252.80%
Total non-performing assets to total assets	0.65%	0.33%	0.30%

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

Other components may be added to the general loss reserve depending on other inherent risks in the portfolio.  As a result of higher than expected losses on contractor loans as of March 31, 2008, a general loss factor was included for contractor loans that met certain guidelines by adjusting upward estimated default and loss given default factors.

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

The general loss reserve was $62.0 million as of March 31, 2008, and $56.2 million as of December 31, 2007.   The increase in the general loss reserve was primarily due to loans migrating to potential problem loans and our loan growth during the three months ended March 31, 2008.  See additional discussion in “Potential Problem Loans” below.

Specific Reserves. Our allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.  The total specific reserve component of the allowance was $14.5 million as of March 31, 2008 and $6.0 million as of December 31, 2007.   The increase in specific reserve relates to the increase in impaired loans in the portfolio.

Smaller Balance Homogenous Loans. Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.   Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one year time horizon.  For improved accuracy, indirect vehicle loan losses are estimated using a combination of our historical loss statistics as well as industry loss statistics.  The reserves for smaller balance homogenous loans totaled $2.3 million at March 31, 2008, and $2.9 million at December 31, 2007.

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

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2008	2007

Balance at beginning of period	$65,103	$58,983
Provision for loan losses	22,540	3,813
Charge-offs	(10,085)	(4,354)
Recoveries	1,206	263
Balance at March 31,	$78,764	$58,705
Total loans at March 31,	$5,829,101	$5,040,406
Total average loans at March 31,	$5,687,646	$4,989,817
Ratio of allowance for loan losses to total loans	1.35%	1.16%
Net loan charge-offs to average loans (annualized)	0.63%	0.33%

Net charge-offs increased $4.8 million to $8.9 million in the quarter ended March 31, 2008 as compared to $4.1 million in the quarter ended March 31, 2007.  As noted in “First Quarter Results”, the increase in charge-offs was primarily due to the charge-off of two commercial loans during the first quarter of 2008 totaling $5.9 million.

Provision for loan losses increased by $18.7 million to $22.5 million in the three months ended March 31, 2008 from $3.8 million in the same period of 2007.  The increase in our provision for loan losses was primarily the result of two fraudulent commercial credits being charged-off in the first quarter of 2008 and additional reserves on loans in the corresponding division as noted in “First Quarter Results”.  Also factoring into our provision was our robust loan growth for the quarter.

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

We define potential problem loans as performing loans rated substandard or doubtful, that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of March 31, 2008, and December 31, 2007 were approximately $123.0 million, and $87.6 million, respectively.  As noted earlier, the increase in potential problem loans was primarily due to the addition of three commercial credits totaling $42.5 million.

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

Lease investments by categories follow (in thousands):

	March 31,	December 31,	March 31,
	2008	2007	2007

Direct finance leases:
Minimum lease payments	$60,833	$52,150	$40,935
Estimated unguaranteed residual values	6,960	6,029	5,626
Less: unearned income	(7,687)	(6,675)	(4,378)
Direct finance leases (1)	$60,106	$51,504	$42,183

Leveraged leases:
Minimum lease payments	$35,489	$34,172	$30,385
Estimated unguaranteed residual values	4,917	4,830	3,857
Less: unearned income	(3,578)	(3,547)	(2,778)
Less: related non-recourse debt	(33,110)	(31,755)	(28,095)
Leveraged leases (1)	$3,718	$3,700	$3,369

Operating leases:
Equipment, at cost	$148,953	$151,663	$129,986
Less accumulated depreciation	(57,278)	(54,342)	(58,678)
Lease investments, net	$91,675	$97,321	$71,308

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $14.8 million at March 31, 2008, $12.5 million at December 31, 2007 and $10.6 million at March 31, 2007.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,027 leases at March 31, 2008 compared to 1,969 leases at December 31, 2007 and 1,638 leases at March 31, 2007.  The average residual value per lease schedule was approximately $19 thousand at March 31, 2008, and $18 thousand at December 31, 2007 and $19 thousand at March 31, 2007.  The average residual value per master lease schedule was approximately $157 thousand at March 31, 2008, $152 thousand at December 31, 2007, and $169 thousand at March 31, 2007.

At March 31, 2008, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term December 31,	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
2008	$1,451	$594	$4,072	$6,117
2009	1,368	875	5,424	7,667
2010	1,734	2,475	4,748	8,956
2011	1,629	871	7,385	9,885
2012	264	102	2,686	3,052
2013	514	-	1,456	1,970
	$6,960	$4,917	$25,771	$37,647

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At March 31, 2008		At December 31, 2007		At March 31, 2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$-	$-	$-	$-	$7,302	$7,280
Government sponsored agencies	266,276	274,217	305,768	310,538	538,836	540,141
States and political subdivisions	408,969	417,609	407,973	412,302	365,600	366,865
Mortgage-backed securities	472,482	479,383	435,743	438,056	475,335	468,092
Corporate bonds	10,779	11,123	12,797	13,057	30,327	30,215
Equity securities	3,484	3,520	3,446	3,460	6,590	6,531
Debt securities issued by
foreign governments	301	301	299	301	547	547
Total	$1,162,291	$1,186,153	$1,166,026	$1,177,714	$1,424,537	$1,419,671

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from continuing operating activities primarily include net income for the quarter, adjusted for items in net income that did not impact cash.  Net cash provided by continuing operating activities decreased by $13.0 million to $23.1 million for the quarter ended March 31, 2008, from the quarter ended March 31, 2007.  The decrease was primarily due to changes in other assets and other liabilities.  The Company had accounts payable to outside parties for cash owed for investment security purchases at March 31, 2008, compared to accounts receivable for cash due from outside parties for investment security sales at March 31, 2007.

Cash used in continuing investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the three months ended March 31, 2008, the Company had net cash flows used in continuing investing activities of $222.3 million, compared to net cash flows provided by continuing investing activities of $90.4 million for the three months ended March 31, 2007.  The change in cash flows from continuing investing activities was primarily due to the funding of our loan growth during the three months ended March 31, 2008, and a decrease in the proceeds from the sale of investment securities during the three months ended March 31, 2008 compared to the same period in 2007.

Cash flows from continuing financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the three months ended March 31, 2008, the Company had net cash flows provided by continuing financing activities of $252.1 million, compared to net cash used by continuing financing activities of $127.6 million for the three months ended March 31, 2007.  The change in cash flows from continuing financing activities was primarily due to increases in deposits and long-term borrowings.  The Company used the funds generated from the increase in deposits and long-term borrowings to fund its loan growth during the three months ended March 31, 2008.

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

In the event that additional short-term liquidity is needed, our bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at March 31, 2008, there were no firm lending commitments in place, management believes that our banks could borrow approximately $475.0 million for a short time from these banks on a collective basis.  MB Financial Bank can participate in the Federal Reserve’s Term Auction Facility to provide additional short-term borrowings.  As of March 31, 2008, the Company had $150.0 million outstanding from the Federal Reserve Term Auction Facility, and could borrow an additional amount of approximately $355 million.  Additionally, MB Financial Bank is a member of and has the ability to borrow from the Federal Home Loan Bank of Chicago.  We also have a $30 million correspondent bank line of credit at the holding company level.  See Note 8 to the Consolidated Financial Statements.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.

The following table summarizes our significant contractual obligations and other potential funding needs at March 31, 2008 (in thousands):

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years

Time deposits	$3,204,526	$2,782,915	$243,828	$39,962	$137,821
Long-term borrowings	354,010	13,464	124,432	22,975	193,139
Junior subordinated notes issued to capital trusts	158,968	-	-	-	158,968
Operating leases	35,485	3,572	5,761	4,330	21,822
Capital expenditures	2,048	2,048	-	-	-
Total	$3,755,037	$2,801,999	$374,021	$67,267	$511,750
Commitments to extend credit and letters of credit	$2,344,326

At March 31, 2008, the Company’s total risk-based capital ratio was 11.81%; Tier 1 capital to risk-weighted assets ratio was 9.78% and Tier 1 capital to average asset ratio was 8.29%.  MB Financial Bank, N.A. was categorized as “Well-Capitalized” under Federal Deposit Insurance Corporation regulations at March 31, 2008.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected synergies from our merger and acquisition activities, including our recently completed acquisition of Cedar Hill Associates, might not be realized within the expected time frames; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and net interest margin; (5) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (6) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (7) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (8) our ability to access cost-effective funding; (9) changes in financial markets; (10) changes in economic conditions in general and in the Chicago metropolitan area in particular; (11) the costs, effects and outcomes of litigation; (12) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (13) changes in accounting principles, policies or guidelines; (14) our future acquisitions of other depository institutions or lines of business; (15) the impact of  the guidance recently prepared by the Office of the Comptroller of the Currency regarding concentrations in real estate lending.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2008 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2008 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 6%, 9% and 8%, respectively, in the first three months, 19%, 26%, and 23%, respectively, in the next nine months, 52%, 51% and 51%, respectively, from one year to five years, and 23%, 14%, and 18%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$14,780	$420	$854	$-	$16,054
Investment securities	115,853	235,938	446,863	451,170	1,249,824
Loans	3,469,898	748,229	1,497,121	113,853	5,829,101
Total interest earning assets	$3,600,531	$984,587	$1,944,838	$565,023	$7,094,979
Interest Bearing Liabilities:
NOW and money market deposit
accounts	$100,642	$285,303	$625,416	$208,791	$1,220,152
Savings deposits	30,390	89,672	197,852	72,030	389,944
Time deposits	1,763,267	1,174,299	263,211	3,748	3,204,525
Short-term borrowings	380,064	297,292	168,882	76,747	922,985
Long-term borrowings	3,588	10,298	147,340	192,784	354,010
Junior subordinated notes issued
to capital trusts	152,071	-	-	6,897	158,968
Total interest bearing liabilities	$2,430,022	$1,856,864	$1,402,701	$560,997	$6,250,584
Cumulative Rate sensitive assets (RSA)	$3,600,531	4,585,118	6,529,956	7,094,979	7,094,979
Cumulative Rate sensitive liabilities (RSL)	2,430,022	4,286,886	5,689,587	6,250,584	6,250,584
Cumulative GAP	1,170,509	298,232	840,369	844,395	844,395
(GAP=RSA–RSL)
RSA/Total assets	44.50%	56.67%	80.71%	87.70%	87.70%
RSL/Total assets	30.04%	52.99%	70.33%	77.26%	77.26%
GAP/Total assets	14.47%	3.69%	10.39%	10.44%	10.44%
GAP/RSA	32.51%	6.50%	12.87%	11.90%	11.90%

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

Based on simulation modeling which assumes immediate changes in interest rates at March 31, 2008 and December 31, 2007, we believe that our net interest income would change over a one-year period due to changes in interest rates as follows (dollars in thousands):

Immediate	Change in Net Income Over One Year Horizon
Changes in	At March 31, 2008		At December 31, 2007
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$2,257	0.98%	$(1,299)	(0.59)%
+ 1.00	1,495	0.65	(450)	(0.20)
(1.00)	4,384	1.90	(13)	(0.00)

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

Gradual	Change in Net Interest Income Over One Year Horizon
Changes in	At March 31, 2008		At December 31, 2007
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$2,462	1.07%	$502	0.23%
+ 1.00	1,431	0.62	736	0.33
(1.00)	953	0.41	384	0.17

In both the immediate and gradual interest rate sensitivity tables above, changes in net interest income between March 31, 2008 and December 31, 2007 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934  (the “Act”)) was carried out as of March 31, 2008 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting:  During the quarter ended March 31, 2008, we enhanced our controls with respect to certain loan monitoring requirements.  The enhancements consisted of a requirement that third party field audits are sent independently by the provider to credit management.  In addition, credit management will independently monitor whether all required field audits have been received.

Except as discussed above, there have not been any changes in the Company’s internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended March 31, 2008 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	-	-	-	666,730
February 1, 2008 – February 28, 2008	-	-	-	666,730
March 1, 2008 - March 31, 2008	-	-	-	666,730
Total	-	-	-

Item 6.  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.

                        Date:  May 7, 2008                                          By:  /s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

                        Date:  May 7, 2008                                          By:  /s/ Jill E. York
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
10.9A
Amendments to MB Financial Stock Deferred Compensation Plan and Non-Stock Deferred Compensation Plan ((incorporated herein by reference to Exhibit 10.9A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008 (File No. 0-24566-01))

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