Form 10-Q
period 2008-06-30
MB FINANCIAL INC     /MD
filed 2008-08-07
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

                         Large accelerated filer☒       Accelerated filer☐

                         Non-accelerated filer☐  (Do not check if a smaller reporting company)

                        Smaller reporting company☐

               Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes☐     No☒

There were outstanding 34,845,405 shares of the registrant’s common stock as of August 7, 2008.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2008

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(Amounts in thousands, except common share data)
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Cash and due from banks	$164,996	$141,248
Interest bearing deposits with banks	6,487	9,093
Total cash and cash equivalents	171,483	150,341
Investment securities
Securities available for sale, at fair value	1,322,341	1,177,714
Non-marketable securities – FHLB and FRB stock	63,913	63,671
Total investment securities	1,386,254	1,241,385
Loans (net of allowance for loan losses of $82,544 at June 30, 2008,
and $65,103 at December 31, 2007)	5,918,438	5,550,524
Lease investments, net	113,101	97,321
Premises and equipment, net	185,411	183,722
Cash surrender value of life insurance	119,423	116,690
Goodwill, net	387,069	379,047
Other intangibles, net	27,602	25,352
Other assets	97,811	90,321

Total assets	$8,406,592	$7,834,703

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing	$898,954	$875,491
Interest bearing	5,138,719	4,638,292
Total deposits	6,037,673	5,513,783
Short-term borrowings	764,172	977,721
Long-term borrowings	483,625	208,865
Junior subordinated notes issued to capital trusts	158,920	159,016
Accrued expenses and other liabilities	81,321	112,949
Total liabilities	7,525,711	6,972,334

Minority interest	2,564	-

Stockholders' Equity
Common stock, ($0.01 par value; authorized 43,000,000 shares at June 30,
2008 and December 31, 2007; issued 37,525,940
shares at June 30, 2008 and 37,401,023 at December 31, 2007)	375	374
Additional paid-in capital	441,914	441,201
Retained earnings	520,595	505,260
Accumulated other comprehensive income	3,515	7,597
Less: 2,676,592 and 2,785,573 shares of treasury stock, at cost, at June 30,
2008, and December 31, 2007, respectively	(88,082)	(92,063)
Total stockholders' equity	878,317	862,369

Total liabilities, minority interest and stockholders' equity	$8,406,592	$7,834,703

See Accompanying Notes to Consolidated Financial Statements.

10-Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except common share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Interest income:
Loans	$87,458	$96,793	$181,335	$190,726
Investment securities available for sale:
Taxable	10,001	13,163	19,972	27,511
Nontaxable	3,828	3,325	7,581	6,627
Federal funds sold	14	67	109	302
Other interest bearing accounts	89	49	195	99
Total interest income	101,390	113,397	209,192	225,265
Interest expense:
Deposits	34,309	46,337	75,158	91,790
Short-term borrowings	5,351	9,390	13,218	18,008
Long-term borrowings and junior subordinated notes	5,657	5,316	11,280	11,216
Total interest expense	45,317	61,043	99,656	121,014
Net interest income	56,073	52,354	109,536	104,251
Provision for loan losses	12,200	3,000	34,740	6,813
Net interest income after provision for loan losses	43,873	49,354	74,796	97,438
Other income:
Loan service fees	2,475	1,388	4,945	2,925
Deposit service fees	6,889	5,624	13,419	10,782
Lease financing, net	3,969	3,744	7,836	7,740
Brokerage fees	1,187	3,216	2,172	5,668
Asset management and trust fees	3,589	2,666	5,809	5,856
Net gain (loss) on sale of investment securities	1	(2,077)	1,106	(2,101)
Increase in cash surrender value of life insurance	1,128	1,269	2,734	2,490
Net gain (loss) on sale of other assets	50	9,059	(256)	9,081
Merchant card processing	4,644	4,045	9,174	7,923
Other operating income	1,635	1,786	3,165	3,300
	25,567	30,720	50,104	53,664
Other expense:
Salaries and employee benefits	29,107	26,634	55,891	51,456
Occupancy and equipment expense	6,967	7,054	14,492	14,254
Computer services expense	2,030	1,857	3,946	3,674
Advertising and marketing expense	1,504	1,444	2,820	2,854
Professional and legal expense	803	656	1,109	1,186
Brokerage fee expense	470	1,582	889	3,030
Telecommunication expense	774	689	1,536	1,370
Other intangibles amortization expense	913	878	1,728	1,759
Merchant card processing	4,069	3,474	7,995	6,744
Charitable contributions	15	3,034	29	3,143
Other operating expenses	5,474	4,771	9,915	9,409
	52,126	52,073	100,350	98,879
Income before income taxes	17,314	28,001	24,550	52,223
Income tax (benefit) expense	(4,693)	8,394	(3,281)	15,437
Income from continuing operations	$22,007	$19,607	$27,831	$36,786
Discontinued operations
Income from discontinued operations before income taxes	-	1,803	-	3,232
Income taxes	-	369	-	856
Income from discontinued operations	-	1,434	-	2,376
Net income	$22,007	$21,041	$27,831	$39,162

10-Q Index

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Common share data:
Basic earnings per common share from continuing operations	$0.63	$0.54	$0.80	$1.01
Basic earnings per common share from discontinued operations	-	0.04	-	0.06
Basic earnings per common share	$0.63	$0.58	$0.80	$1.07

Diluted earnings per common share from continuing operations	$0.63	$0.53	$0.79	$1.00
Diluted earnings per common share from discontinued operations	-	0.04	-	0.06
Diluted earnings per common share	$0.63	$0.57	$0.79	$1.06

Weighted average common shares outstanding	34,692,571	36,239,731	34,656,503	36,433,948
Diluted weighted average common shares outstanding	35,047,596	36,744,473	35,043,849	36,958,570

See Accompanying Notes to Consolidated Financial Statements.

10-Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Amounts in thousands)
 (Unaudited)

	Six months ended
	June 30,	June 30,
	2008	2007
Cash Flows From Continuing Operating Activities:
Net income	$27,831	$39,162
Net income from discontinued operations	-	(2,376)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	5,780	5,597
Depreciation on leased equipment	14,575	12,660
Amortization of restricted stock awards	1,075	899
Compensation expense for stock option grants	1,196	1,345
Loss (gain) on sales of premises and equipment, leased equipment and other assets	95	(10,681)
Amortization of other intangibles	1,728	1,759
Provision for loan losses	34,740	6,813
Deferred income tax benefit	(15,054)	(5,316)
Amortization of premiums and discounts on investment securities, net	1,475	1,076
Accretion of premiums and discounts on loans, net	(1,043)	(1,931)
Net (gain) loss on sale of investment securities available for sale	(1,106)	2,101
Proceeds from sale of loans held for sale	30,630	35,173
Origination of loans held for sale	(30,286)	(34,691)
Net gains on sale of loans held for sale	(344)	(482)
Increase in cash surrender value of life insurance	(2,734)	(2,490)
Decrease (Increase) in other assets	(7,480)	16,045
Increase (decrease) in other liabilities, net	(15,734)	3,351
Net cash provided by continuing operating activities	45,344	68,014
Cash Flows From Continuing Investing Activities:
Proceeds from sales of investment securities available for sale	9,579	127,279
Proceeds from maturities and calls of investment securities available for sale	144,644	276,493
Purchase of investment securities available for sale	(305,859)	(174,091)
Net increase in loans	(401,610)	(222,818)
Purchases of premises and equipment	(7,462)	(11,552)
Purchases of leased equipment	(30,997)	(16,157)
Proceeds from sales of premises and equipment	42	21,017
Proceeds from sales leased equipment	1,299	5,324
Cash paid, net of cash and cash equivalents in acquisitions	(9,333)	-
Principal paid on lease investments	(496)	(321)
Net (used in) cash provided by continuing investing activities	(600,193)	5,174
Cash Flows From Continuing Financing Activities:
Net increase (decrease) in deposits	523,890	(57,309)
Net (decrease) increase in short-term borrowings	(213,549)	21,648
Proceeds from long-term borrowings	278,743	21,614
Principal paid on long-term borrowings	(3,982)	(8,172)
Treasury stock transactions, net	(48)	(31,381)
Stock options exercised	2,473	2,922
Excess tax benefits from share-based payment arrangements	961	471
Dividends paid on common stock	(12,497)	(13,156)
Net cash provided by (used in) continuing financing activities	575,991	(63,363)

Net increase in cash and cash equivalents from continuing operations	$21,142	$9,825
Cash Flows From Discontinued Operations
Net cash provided by operating activities of discontinued operations	-	2,165
Net cash provided by (used in) investing activities of discontinued operations	-	20,731
Net cash (used in) provided by financing activities of discontinued operations	-	(19,023)
Net cash provided by discontinued operations	-	3,873

Net increase in cash and cash equivalents	$21,142	$13,698
Cash and cash equivalents:
Beginning of period (1)	150,341	160,050
End of period (2)	$171,483	$173,748

(1) Includes balances from discontinued operations	$-	$12,757
(2) Includes balances from discontinued operations	$-	$16,630

10-Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)
	Six months ended
	June 30,	June 30,
	2008	2007

Supplemental Disclosures of Cash Flow Information:

Cash payments from continuing operations for:
Interest paid to depositors and other borrowed funds	$101,911	$122,885
Income tax paid, net	10,453	10,357

Supplemental Schedule of Noncash Investing Activities from continuing operations:

Loans transferred to other real estate owned	$1,141	$129
Loans transferred to repossessed vehicles	713	353
Long-term borrowings reclassified to short-term borrowings	-	73,001

See Accompanying Notes to Consolidated Financial Statements.

10-Q Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007
(Unaudited)

NOTE 1.    BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois.  On November 28, 2007, the Company sold Union Bank, N.A. (“Union Bank”), a wholly owned subsidiary of the Company based in Oklahoma City, Oklahoma, to Olney Bancshares of Texas, Inc.  This divestiture is accounted for in the accompanying financial statements as discontinued operations.  Please see Note 2 to the notes to the unaudited consolidated financial statements for more detail.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

We adopted SFAS No. 157, Fair Value Measurements (SFAS 157) effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  The adoption of SFAS 157 did not have a material impact on the consolidated financial statements or results of operations of the Company.  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157," the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities such as goodwill, other intangibles, real estate owned, and repossessed assets until January 1, 2009.  SFAS 157 applies to all financial instruments that are measured and reported on a fair value basis.  See Note 15 for additional information.

In conjunction with the adoption of SFAS 157, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115  (SFAS 159) as of January 1, 2008. SFAS 159 provides companies the option to report select financial assets and liabilities at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. After the initial adoption, the election is made at the acquisition of a financial asset or financial liability and it may not be revoked.  The Company has not elected the fair value option for any financial assets or liabilities.  See Note 15 for additional information.

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2.    DISCONTINUED OPERATIONS

On November 28, 2007, we completed the sale of Union Bank, for $76.3 million, resulting in an after-tax gain of $28.8 million.  Prior to closing, Union Bank sold to MB Financial Bank approximately $100 million in performing loans previously purchased from and originated by MB Financial Bank.

The sale of Union Bank has allowed us to concentrate our resources on growth and expansion in the Chicago metropolitan market where we operate 73 offices under MB Financial Bank.

10-Q Index

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position of Union Bank is reflected on the Company’s balance sheets as “assets held for sale” and “liabilities held for sale”, and the results of operations of Union Bank are reflected in the Company’s statements of income as “discontinued operations.”

The results of operations for Union Bank were as follows (in thousands):

	Three months ended	Six months ended
	June 30,	June 30,
	2007	2007

Interest income	$6,562	$12,784
Interest expense	3,124	5,966
Net interest income	3,438	6,818
Provision for loan losses	63	250
Net interest income after provision for loans losses	3,375	6,568
Other income	402	762
Other expenses	1,974	4,098
Income before income taxes	1,803	3,232
Applicable income taxes	369	856
Income from discontinued operations	$1,434	$2,376

NOTE 3.    ACQUISITION

On April 18, 2008, we purchased an 80% interest in Cedar Hill Associates, LLC, an asset management firm located in Chicago, Illinois, with approximately $960 million in assets under management.  The purchase of Cedar Hill complements and expands our wealth management product offerings and revenues.  The transaction generated approximately $8.0 million in goodwill, $4.0 million in client relationship intangibles, and $2.5 million in minority interest.  In addition, the purchase agreement contains potential deferred payments related to earn out provisions over a three year period.  Cedar Hill operates as a subsidiary of MB Financial Bank.

NOTE 4.    COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain (loss) on investment securities available for sale arising during the periods, net of tax.

The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Net income from continuing operations	$22,007	$19,607	$27,831	$36,786
Net income from discontinued operations	-	1,434	-	2,376
Net income	$22,007	$21,041	$27,831	$39,162
Unrealized holding losses on investment securities, net of tax	(11,995)	(9,672)	(3,363)	(5,806)
Reclassification adjustments for (gains) losses included in net income, net of tax	(1)	1,354	(719)	1,380
Other comprehensive loss, net of tax	(11,996)	(8,318)	(4,082)	(4,426)
Comprehensive income	$10,011	$12,723	$23,749	$34,736

10-Q Index

NOTE 5.    LOANS

Information about nonhomogenous impaired loans as of June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30,	December 31,
	2008	2007

Impaired loans for which there were specific related allowance for loan losses	$84,385	$18,398
Other impaired loans	-	564

Total impaired loans	$84,385	$18,962

Related allowance for loan losses	22,089	5,960

A reconciliation of the activity in the allowance for loan losses follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Balance at beginning of period	$78,764	$58,705	$65,103	$58,983
Provision for loan losses	12,200	3,000	34,740	6,813
Charge-offs	(8,991)	(4,046)	(19,077)	(8,400)
Recoveries	571	1,399	1,778	1,662
Balance at June 30,	$82,544	$59,058	$82,544	$59,058

NOTE 6.    GOODWILL AND INTANGIBLES

Goodwill is subject to at least annual assessments for impairment by applying a fair-value based test.  An acquired intangible asset must be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  No impairment losses on goodwill or other intangibles were incurred in the six months ended June 30, 2008 or the year ended December 31, 2007.

The following table presents the changes in the carrying amount of goodwill during the six months ended June 30, 2008 and the year ended December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Balance at beginning of period	$379,047	$379,047
Goodwill from business combinations	8,022	-
Balance at end of period	$387,069	$379,047

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had, as of June 30, 2008, a remaining weighted average amortization period of approximately 6 years.

10-Q Index

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2008	$1,924
2009	3,493
2010	3,283
2011	2,953
2012	2,744
Thereafter	13,205
$27,602

NOTE 7.    RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts (SFAS 163). This new standard clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which are effective the first period (including interim periods) beginning after May 23, 2008. Except for the required disclosures, earlier application is not permitted. Management does not believe that the adoption of SFAS 163 will have a material impact on the Company’s financial statements.

The FASB has issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principle.  Management is currently evaluating the provisions of SFAS 162 and its potential effect on the Company’s financial statements.

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

10-Q Index

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

10-Q Index

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Total cost of share-based payment plans during the year	$1,256	$1,121	$2,271	$2,244

Amount of related income tax benefit recognized in income	$420	$392	$767	$785

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In April 2007, the Omnibus Plan was modified to add 2,250,000 authorized shares.  The Omnibus Plan now authorizes 6,000,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  As of June 30, 2008, there were approximately 1.2 million shares available for grants.  Grants under the Omnibus Plan can be in the form of stock options, either incentive or non-qualified, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.

Equity-based incentive awards have typically been granted to officers and employees annually.  In 2008, these grants occurred in June.  Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant; those option awards generally vest based on four years of continuous service and have 10-year contractual terms.   Options may also be granted at other times throughout the year, most often in connection with the recruitment of new officers and employees.  Restricted shares granted to officers and employees typically vest over a two or three year period.  Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five-year term which are fully vested on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted stock, which vests one year after the grant date.

The following table provides information about options outstanding for the six months ended June 30, 2008:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(in millions)

Options outstanding as of December 31, 2007	2,625,051	$29.59
Granted	918,513	$25.56
Exercised	(118,417)	$16.55
Expired or cancelled	(17,362)	$33.01
Forfeited	(36,565)	$35.75
Options outstanding as of June 30, 2008	3,371,220	$28.86	6.96	$ 3.6

Options exercisable as of June 30, 2008	1,267,426	$23.83	3.77	$ 3.6

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

10-Q Index

The following assumptions were used for options granted during the six month period ended June 30, 2008:

June 30,
2008
Expected volatility	18.83%
Risk free interest rate	3.65%
Dividend yield	2.96%
Expected life	6 years

Weighted average fair value per option of options granted during the period	$ 3.82

The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $1.6 million and $1.8 million, respectively.

The following is a summary of changes in nonvested shares of restricted stock and nonvested restricted stock units for the six months ended June 30, 2008:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Shares Outstanding at December 31, 2007	134,722	$35.74
Granted	132,936	25.97
Vested	(5,132)	35.55
Cancelled	(8,019)	34.33
Shares Outstanding at June 30, 2008	254,507	$30.68

As of June 30, 2008, there was $12.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.

NOTE 9.    SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30,		December 31,
	2008		2007
	Weighted		Weighted
	Average		Average
	Interest Rate	Amount	Interest Rate	Amount

Federal funds purchased	2.38%	$50,000	3.86%	$170,000
Federal Reserve Term Auction Funds	2.31	150,000		-
Assets under agreements to repurchase:
Customer repurchase agreements	1.38	312,169	3.02	367,702
Correspondent bank line of credit of $30 million	3.18	10,000	-	-
Federal Home Loan Bank advances	3.13	242,003	5.05	440,019
	2.21%	$764,172	4.08%	$977,721

The Company uses the Federal Reserve Term Auction Funds for short-term funding.  Each auction is for a fixed amount and the rate is determined by the auction process.  These borrowings are primarily collateralized by commercial and indirect vehicle loans with unpaid principal balances aggregating no less than 200% of the outstanding advances from the Federal Reserve Term Auction.

Assets sold under agreements to repurchase are agreements in which the Company acquires funds by selling securities or investment grade lease loans to another party under a simultaneous agreement to repurchase the same securities or lease loans at a specified price and date.  The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements.  All repurchase agreements outstanding at June 30, 2008 and December 31, 2007 were repurchase agreements with customers.

10-Q Index

At June 30, 2008, Federal Home Loan Bank advances had fixed terms with effective interest rates, net of premiums, ranging from 2.44% to 4.99% and are subject to a prepayment fee.  At June 30, 2008, the advances had maturities ranging from August 2008 to March 2009.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans for all of the outstanding secured advances from the Federal Home Loan Bank.  As of June 30, 2008 and December 31, 2007, the Company had $413.3 million and $426.7 million, respectively, of loans pledged as collateral for all Federal Home Loan Bank advances.  Additionally, as of June 30, 2008 and December 31, 2007, the Company had $254.0 million and $137.5 million, respectively, of investment securities pledged as collateral for all secured advances from the Federal Home Loan Bank.

The Company has a $30 million correspondent bank line of credit which has certain covenants that require the Company to maintain “Well Capitalized” capital ratios, to have no other debt except in the usual course of business, and requires the Company to maintain minimum financial ratios on return on assets as well as maintain certain financial ratios related to the loan loss allowance and non-performing assets.  The Company was in compliance with such covenants as of June 30, 2008.  The correspondent bank line of credit, which is used for short-term liquidity purposes, is secured by the stock of MB Financial Bank, and its terms are renewed annually.  As of June 30, 2008, $10 million was outstanding on the correspondent bank line of credit, and there was no balance outstanding as of December 31, 2007.

NOTE 10.    LONG TERM BORROWINGS

The Company had Federal Home Loan Bank advances with maturities greater than one year of $368.8 million and $105.1 million at June 30, 2008 and December 31, 2007, respectively.  As of June 30, 2008, the advances had fixed terms with effective interest rates, net of premiums, ranging from 3.26% to 5.87%.

The Company had notes payable to banks totaling $23.5 million and $12.5 million at June 30, 2008 and December 31, 2007, respectively, which as of June 30, 2008, were accruing interest at rates ranging from 4.27% to 12.00%.  Lease investments includes equipment with an amortized cost of $29.8 million and $16.1 million at June 30, 2008 and December 31, 2007, respectively, that is pledged as collateral on these notes.

The Company had a $40 million ten year structured repurchase agreement which is non-putable until 2011 as of June 30, 2008. The borrowing agreement floats at 3-month LIBOR less 37 basis points and reprices quarterly.  The counterparty to the repurchase agreement has a one-time put option in 2011. If the option is not exercised, the repurchase agreement converts to a fixed rate borrowing at 4.75% for the remaining five year term.

The Company has a $50 million subordinated debt facility.  Interest is payable at a rate of 3 month LIBOR + 1.20%.  The debt matures on October 1, 2017.  In addition, the Company has a $500 thousand ten-year term loan from the same lender.  Interest is payable at a rate of 3 month LIBOR + 0.70%.  As long as the subordinated debt is outstanding, the Company is required to keep the $500 thousand debt outstanding.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2008	$21,308
2009	42,358
2010	141,880
2011	41,052
2012	33,842
Thereafter	203,185
$483,625

10-Q Index

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2008 (in thousands):

	Coal City Capital Trust I	MB Financial Capital Trust II	MB Financial Capital Trust III	MB Financial Capital Trust IV
Junior Subordinated Notes:
Principal balance	$ 25,774	$ 36,083	$ 10,310	$ 20,619
Annual interest rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	September 15, 2010	September 23, 2011	September 15, 2011

Trust Preferred Securities:
Face value	$ 25,000	$ 35,000	$ 10,000	$ 20,000
Annual distribution rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial Capital Trust V	MB Financial Capital Trust VI	FOBB (2) Capital Trust I	FOBB (2) Capital Trust III
Junior Subordinated Notes:
Principal balance	$ 30,928	$ 23,196	$ 6,186	$ 5,155
Annual interest rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	10.60%	3-mo LIBOR + 2.80%
Stated maturity date	December 15, 2037	October 30, 2037	September 7, 2030	January 23, 2034
Call date	December 15, 2012	October 30, 2012	September 7, 2010	January 23, 2009

Trust Preferred Securities:
Face value	$ 30,000	$ 22,500	$ 6,000	$ 5,000
Annual distribution rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	10.60%	3-mo LIBOR + 2.80%
Issuance date	September 2007	October 2007	September 2000	December 2003
Distribution dates (1)	Quarterly	Quarterly	Semi-annual	Quarterly

(1)	All distributions are cumulative and paid in cash.
(2)	Amount does not include purchase accounting adjustments totaling a premium of $669 thousand associated with FOBB Capital Trust I and III.

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

10-Q Index

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

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  As of June 30, 2008, 100% of the trust preferred securities qualified as Tier I capital.  If the five-year transition period of the final rule had instead expired on June 30, 2008, 100% of our  trust preferred securities outstanding as of that date would have qualified as Tier I capital.

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

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $13.6 million and $103.1 million, respectively, at June 30, 2008.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount receivable as of June 30, 2008 and December 31, 2007 was approximately $590 thousand and $727 thousand, respectively.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At June 30, 2008, the Company's credit exposure relating to interest rate swaps was not significant.

10-Q Index

The Company’s derivative financial instruments are summarized below as of June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008					December 31, 2007
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value

Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$ 13,630	$ (51)	5.0	4.58%	6.20%	$ 14,320	$ (23)
Pay variable/receive fixed swaps (2)	103,102	(226)	6.9	4.89%	2.94%	151,706	(1,245)

Non-hedging derivative instruments (3):
Pay fixed/receive variable swaps	140,482	(4,590)	5.9	4.08%	6.37%	119,223	(4,431)
Pay variable/receive fixed swaps	143,880	4,577	6.2	6.38%	4.07%	127,517	4,340
Total portfolio swaps	$ 401,094	$ (290)	6.2	5.13%	4.66%	$ 412,766	$ (1,359)
(1) Hedges fixed-rate commercial real estate loans
(2) Hedges fixed-rate callable brokered deposits
(3) These portfolio swaps are not designated as hedging instruments under SFAS No. 133.

NOTE 13.    INCOME TAXES

The Company increased the reserve for uncertain tax positions from $3.8 million at December 31, 2007 to $9.6 million at June 30, 2008, primarily due to a decrease in the valuation allowance on state net operating loss carryforwards and an adjustment of state tax contingency reserves during the six months ended June 30, 2008.  The Company reassessed the likelihood of the state net operating losses being more likely than not utilized as a result of prospective tax law changes.  The potential future usage of these net operating losses also had a direct impact on the amount of state tax contingency reserves.  Not including these adjustments, our effective tax rate was 17.6% for the six months ended June 30, 2008.

As a result, income tax expense from continuing operations for the six months ended June 30, 2008, decreased $18.7 million to a $3.3 million tax benefit compared to $15.4 million tax expense for the six months ended June 30, 2007.

NOTE 14.    COMMITMENTS AND CONTINGENCIES

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

At June 30, 2008 and December 31, 2007, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contract Amount
	June 30,	December 31,
	2008	2007
Commitments to extend credit:
Home equity lines	$398,442	$402,355
Other commitments	1,277,931	1,615,356

Letters of credit:
Standby	116,103	132,843
Commercial	59,755	56,136

10-Q Index

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer's needs.  As of June 30, 2008, the maximum remaining term for any standby letter of credit was December 31, 2012.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At June 30, 2008, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $13.1 million to $175.9 million from $189.0 million at December 31, 2007.  Of the $175.9 million in commitments outstanding at June 30, 2008, approximately $44.8 million of the letters of credit have been issued or renewed since December 31, 2007.  The Company had $489 thousand of deferred fees recorded as of June 30, 2008 relating to these commitments.

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

As of June 30, 2008, we had approximately $2.1 million in capital expenditure commitments outstanding which relate to various projects to build new branches or renovate existing branches.  We expect to pay the outstanding commitments as of June 30, 2008 through the normal cash flows of our business operations.

NOTE 15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

10-Q Index

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company's financial assets and financial liabilities carried at fair value effective January 1, 2008.

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

Assets Held in Trust for Deferred Compensation and Associated Liabilities. Assets held in trust for deferred compensation are recorded at fair value and included in “Other Assets” on the consolidated balance sheets.  These assets are invested in mutual funds and classified as Level 1. Deferred compensation liabilities, also classified as Level 1, are carried at the fair value of the obligation to the employee, which corresponds to the fair value of the invested assets.

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

10-Q Index

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at June 30, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets
Securities available for sale	$ 1,322,341	$ 3,480	$ 1,318,861	-
Assets held in trust for deferred compensation	7,170	7,170	-	-
Derivative financial instruments	4,577	-	4,577	-
Financial liabilities
Other liabilities (1)	7,170	7,170	-	-
Derivative financial instruments	4,867	-	4,867	-

(1)	Liabilities associated with assets held in trust for deferred compensation.

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

	Fair Value Measurements at June 30, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets
Impaired loans	$ 62,296	-	-	$62,296

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

10-Q Index

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

Overview

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses.  The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  Additionally, our net income is affected by other income and other expenses.  The provision for loan losses reflects the amount, when added to the existing balance of the allowance for loan losses, that we believe is adequate to cover potential credit losses in our loan portfolio.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, brokerage fees, asset management and trust fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net gains on sale of other assets, merchant card processing fees and other operating income.  Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, merchant card processing expense, charitable contributions, and other operating expenses.

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

Our net income from continuing operations was $22.0 million for the second quarter of 2008, compared to $19.6 million for the second quarter of 2007.  Our 2008 second quarter results generated an annualized return on average assets from continuing operations of 1.08% and an annualized return on average equity from continuing operations of 10.11%, compared to 1.00% and 9.25%, respectively, for the same period in 2007.  Fully diluted earnings per share from continuing operations for the second quarter of 2008 increased to $0.63 compared to $0.53 per share in the 2007 second quarter.

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

10-Q Index

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At June 30, 2008, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $42.7 million.  See Note 1 and Note 7 of the notes to our December 31, 2007 audited consolidated financial statements for additional information.

Income Tax Accounting. In June 2006, the FASB issued FASB interpretation No.  48,  "Accounting  for  Uncertainty  in  Income  Taxes - an interpretation  of  FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for income  taxes  by  prescribing  the  minimum  recognition  threshold  that a tax position  must  meet  to  be recognized in the financial statements. FIN 48 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for uncertain income tax positions.  The Company increased the reserve for uncertain tax positions from $3.8 million at December 31, 2007 to $9.6 million at June 30, 2008 primarily as a result of the removal of valuation allowances on state net operating loss carryforwards and an adjustment of state tax contingency reserves during the six months ended June 30, 2008.  The Company reassessed the likelihood of the state net operating losses being more likely than not utilized as a result of prospective tax law changes.  The potential future usage of these net operating losses also had a direct impact on the amount of state tax contingency reserves.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in FIN 48 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of June 30, 2008, the Company had $744 thousand of accrued interest related to tax reserves. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

Fair Value of Assets and Liabilities.  On January 1, 2008, the Company adopted SFAS 157 which defines fair value as the price that would be received to sell the financial asset or paid to transfer the financial liability in an orderly transaction between market participants at the measurement date.

10-Q Index

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

At June 30, 2008, $1.3 billion of investment securities, or 15.7 percent of total assets, were recorded at fair value on a recurring basis. All of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value.  At June 30, 2008, $12.0 million, or less than one percent of total liabilities, consisted of financial instruments recorded at fair value on a recurring basis.

At June 30, 2008, $62.3 million of impaired loans, or less than one percent of total assets, were recorded at fair value on a nonrecurring basis. These assets were measured using Level 3 measurements.  At June 30, 2008, no liabilities were measured at fair value on a nonrecurring basis.

See Note 15 to the consolidated financial statements for a complete discussion on the Company’s use of fair valuation of assets and liabilities and the related measurement techniques.

Results of Continuing Operations

Second Quarter Results

Net income from continuing operations was $22.0 million for the second quarter of 2008, compared to $19.6 million for the second quarter of 2007.  The results for the second quarter of 2008 generated an annualized return on average assets from continuing operations of 1.08% and an annualized return on average equity from continuing operations of 10.11%, compared to 1.00% and 9.25%, respectively, for the same period in 2007.

Net interest income was $56.1 million for the three months ended June 30, 2008, an increase of $3.7 million, or 7.1%, from $52.4 million for the comparable period in 2007.  The growth in net interest income reflects a $686.6 million, or 10.5%, increase in average interest earning assets, and a $565.5 million, or 9.8%, increase in average interest bearing liabilities.  This was partially offset by approximately 6 basis points of margin compression on a fully tax equivalent basis.  The increase in average interest earning assets and the increase in average interest bearing liabilities was due to organic growth.  The net interest margin, expressed on a fully tax equivalent basis, was 3.25% for the second quarter of 2008 compared to 3.31% for the second quarter of 2007.  The decline in the net interest margin was primarily due to tight credit spreads on loans, and fierce competition for deposits.

The provision for loan losses was $12.2 million in the second quarter of 2008 compared to $3.0 million in the second quarter of 2007.  Net charge-offs were $8.4 million in the quarter ended June 30, 2008, compared to $2.6 million in the quarter ended June 30, 2007.  See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income for the quarter ended June 30, 2008 decreased $5.2 million, or 16.8%, to $25.6 million compared to $30.7 million in the second quarter in 2007.  Net gain on sale of other assets decreased by $9.0 million. During the second quarter of 2007 we realized a gain of $1.6 million on the sale of artwork and a gain of $7.4 million on the sale of two real estate properties.  Brokerage fees decreased by $2.0 million, primarily due to the sale of our third party brokerage business during the second quarter of 2007, and conversion of customer accounts to the purchaser’s platform in third quarter.  The decrease in our brokerage fee income was offset by significant corresponding reductions in brokerage and salaries expense as a result of selling our third party brokerage business.  These decreases were partially offset by a $2.1 million decrease in net loss on sale of investment securities and increases in deposit and loan service fees of $1.3 million and $1.1 million, respectively.  During the second quarter of 2007, we sold approximately $108.7 million in investment securities that resulted in a net loss of $2.1 million.  Deposit service fees increased primarily due to an increase in treasury management fees recognized during the second quarter of 2008 compared to the second quarter of 2007, and a full quarter of enhancements made to our courtesy overdraft program and a fee increase that was implemented during the second quarter of 2007.  Loan service fees increased primarily due to an increase in prepayment fees recognized during the second quarter of 2008 compared to the second quarter of 2007.

10-Q Index

Other expense did not change significantly from the second quarter of 2007 to the second quarter of 2008.  Salaries and employee benefits expense increased $2.5 million, as we hired 32 bankers from the end of the third quarter of 2007 through the second quarter of 2008.  Many of the bankers were hired towards the end of the first quarter of 2008.  As a result, we incurred approximately $1.6 million of additional salary and employee benefits expense (including salaries, signing bonuses, and recruiting fees) during the second quarter of 2008.  In addition, the acquisition of Cedar Hill increased salary and employee benefits expense, other expenses and intangible amortization by approximately $800 thousand, $200 thousand and $100 thousand, respectively, during the second quarter of 2008.  Charitable contributions decreased by $3.0 million, due to a $3.0 million contribution that we made during the second quarter of 2007 to the MB Financial Charitable Foundation.  As noted earlier, the decrease in our brokerage fee expense from the second quarter of 2007 to the second quarter of 2008 was primarily due to the sale of our third party brokerage business during the second quarter of 2007.

Income tax expense from continuing operations for the three months ended June 30, 2008, decreased $13.1 million to a $4.7 million tax benefit compared to $8.4 million tax expense for the three months ended June 30, 2007.  The decrease in income tax expense was primarily due to a $7.3 million adjustment due to the removal of valuation allowances on state net operating loss carryforwards and an adjustment of state tax contingency reserves.  Not including these adjustments, our effective tax rate was 15.1% for the three months ended June 30, 2008.

Year-To-Date Results

Net income from continuing operations was $27.8 million for the first six months of 2008, compared to $36.8 million for the first six months of 2007.  The results for the first six months of 2008 generated an annualized return on average assets from continuing operations of 0.70% and an annualized return on average equity from continuing operations of 6.38%, compared to 0.94% and 8.72%, respectively, for the first six months of 2007.

Net interest income was $109.5 million for the six months ended June 30, 2008, an increase of $5.3 million, or 5.1% from $104.3 million for the comparable period in 2007.  The growth in net interest income reflects a $533.9 million, or 8.1%, increase in average interest earning assets, and a $433.5 million, or 7.5%, increase in average interest bearing liabilities.  This was partially offset by approximately 8 basis points of margin compression on a fully tax equivalent basis.  The increase in average interest earning assets and the increase in average interest bearing liabilities was due to organic growth.  The net interest margin, expressed on a fully tax equivalent basis, was 3.24% for the first six months of 2008 and 3.32% for the first six months of 2007.  The decline in the net interest margin was primarily due tight credit spreads on loans, and fierce competition for deposits.

The provision for loan losses was $34.7 million in the first six months of 2008 compared to $6.8 million in the first six months of 2007.  Net charge-offs were $17.3 million in the six months ended June 30, 2008 compared to $6.7 million in the six months ended June 30, 2007.  See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income for the six months ended June 30, 2008 decreased $3.6 million, or 6.6%, to $50.1 million compared to $53.7 million for the six months ended June 30, 2007.  Net gain on sale of other assets decreased by $9.3 million due to the same circumstances noted earlier in Second Quarter Results.  Brokerage fees decreased by $3.5 million, primarily due to the sale of our third party brokerage business during the second quarter of 2007.  These decreases were partially offset by a $1.1 million gain on the sale investment securities during the six months ended June 30, 2008, compared to a $2.1 million loss on the sale of investment securities for the comparable period in 2007.  Additionally, deposit and loan service fees increased by $2.6 million and $2.0 million, respectively, due to the same circumstances noted earlier in Second Quarter Results.

Other expense did not change significantly from the six months ended June 30, 2007 to the six months ended June 30, 2008.  Salaries and employee benefits expense increased $4.4 million, primarily due to the additional bankers hired and the acquisition of Cedar Hill.  Charitable contributions decreased by $3.1 million, primarily due to the same circumstances noted earlier in Second Quarter Results.  As noted earlier, the decrease in our brokerage fee expense from the six months ended June 30, 2007 to the comparable period in 2008 was primarily due to the sale of our third party brokerage business during the second quarter of 2007.

Income tax expense from continuing operations for the six months ended June 30, 2008, decreased $18.7 million to a $3.3 million tax benefit compared to $15.4 million tax expense for the six months ended June 30, 2007.  The decrease in income tax expense was primarily due to a $7.3 million adjustment.  Not including these adjustments and a $300 thousand adjustment to our tax contingency reserves recorded during the six months ended June 30, 2008, our effective tax rate was 17.6% for the six months ended June 30, 2008.

10-Q Index

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets:
Loans (1) (2)	$5,861,356	$86,674	5.95%	$5,092,129	$96,701	7.62%
Loans exempt from federal income taxes (3)	65,880	1,206	7.24	7,693	142	7.30
Taxable investment securities	886,736	10,001	4.51	1,088,104	13,163	4.84
Investment securities exempt from federal income taxes (3)	409,389	5,889	5.69	358,761	5,115	5.64
Federal funds sold	2,912	14	1.90	5,099	67	5.20
Other interest bearing deposits	18,345	89	1.95	6,245	49	3.15
Total interest earning assets	7,244,618	103,873	5.77	6,558,031	115,237	7.05
Assets available for sale	-			399,584
Non-interest earning assets	933,310			931,340
Total assets	$8,177,928			7,888,955

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$1,226,903	$4,762	1.56%	$1,181,417	$9,293	3.16%
Savings deposits	391,683	269	0.28	438,093	813	0.74
Time deposits	3,281,254	29,278	3.59	2,980,418	36,231	4.88
Short-term borrowings	824,670	5,351	2.61	793,983	9,390	4.74
Long-term borrowings and junior subordinated notes	587,940	5,657	3.81	353,081	5,316	5.96
Total interest bearing liabilities	6,312,450	45,317	2.89	5,746,992	61,043	4.26
Non-interest bearing deposits	905,201			848,459
Liabilities held for sale	-			368,892
Other non-interest bearing liabilities	84,641			74,796
Stockholders’ equity	875,636			849,816
Total liabilities and stockholders’ equity	$8,177,928			$7,888,955
Net interest income/interest rate spread (4)		$58,556	2.88%		$54,194	2.79%
Taxable equivalent adjustment		2,483			1,840
Net interest income, as reported		$56,073			$52,354
Net interest margin (5)			3.11%			3.20%
Tax equivalent effect			0.14%			0.11%
Net interest margin on a fully tax equivalent basis (5)			3.25%			3.31%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $1.5 million and $1.8 million for the three months ended June 30, 2008 and 2007, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $4.4 million, or 8.0%, to $58.6 million for the three months ended June 30, 2008, from $54.2 million for the three months ended June 30, 2007.  Tax-equivalent interest income decreased by $11.4 million, primarily due to the yield on average interest earning assets decreasing 128 basis points to 5.77%.  This decrease was partially offset by a $686.6 million increase in average interest earning assets.  Interest expense decreased by $15.7 million, primarily due to the rate on average interest bearing liabilities decreasing 137 basis points to 2.89%.  This decrease was partially offset by a $565.5 million increase in average interest bearing liabilities.  The yields on average interest earning assets and rates on average interest bearing liabilities decreased primarily due to a decrease in overall short-term interest rates.  The increases in average interest earning assets and interest bearing liabilities were primarily due to organic growth.

The net interest margin expressed on a fully tax equivalent basis for the second quarter of 2008 decreased by 6 basis points from 3.31% in the second quarter of 2007, primarily due to the tight credit spreads on loans and fierce competition for deposits.

10-Q Index

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Six Months Ended June 30,
	2008			2007
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

Interest Earning Assets:
Loans (1) (2)	$5,760,844	$180,209	6.29%	$5,033,713	$190,416	7.63%
Loans exempt from federal income taxes (3)	46,596	1,732	7.35	11,410	478	8.33
Taxable investment securities	853,290	19,972	4.68	1,135,660	27,511	4.84
Investment securities exempt from federal income taxes (3)	405,298	11,663	5.69	359,384	10,195	5.64
Federal funds sold	9,066	109	2.38	11,515	302	5.22
Other interest bearing deposits	16,867	195	2.32	6,412	99	3.11
Total interest earning assets	7,091,961	213,880	6.06	6,558,094	229,001	7.04
Assets held for sale	-			393,784
Non-interest earning assets	929,412			932,504
Total assets	$8,021,373			$7,884,382

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$1,230,934	$11,365	1.86%	1,126,142	$17,023	3.05%
Savings deposits	390,319	712	0.37	448,543	1,677	0.75
Time deposits	3,149,729	63,081	4.03	3,026,265	73,090	4.87
Short-term borrowings	882,208	13,218	3.01	769,463	18,008	4.72
Long-term borrowings and junior subordinated notes	524,497	11,280	4.25	373,816	11,216	5.97
Total interest bearing liabilities	6,177,687	99,656	3.24	5,744,229	121,014	4.25
Non-interest bearing deposits	872,294			853,771
Liabilities held for sale	-			362,630
Other non-interest bearing liabilities	94,046			72,957
Stockholders’ equity	877,346			850,795
Total liabilities and stockholders’ equity	$8,021,373			$7,884,382
Net interest income/interest rate spread (4)		$114,224	2.82%		$107,987	2.79%
Taxable equivalent adjustment		4,688			3,736
Net interest income, as reported		$109,536			$104,251
Net interest margin (5)			3.11%			3.21%
Tax equivalent effect			0.13%			0.11%
Net interest margin on a fully tax equivalent basis (5)			3.24%			3.32%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $3.5 for the six months ended June 30, 2008 and 2007.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $6.2 million, or 5.8%, to $114.2 million for the six months ended June 30, 2008 from $108.0 million for the six months ended June 30, 2007.  Tax-equivalent interest income decreased by $15.1 million, primarily due to the yield on average interest earning assets decreasing 98 basis points to 6.06%.  This decrease was partially offset by a $533.9 million increase in average interest earning assets.  Interest expense decreased by $21.4 million, primarily due to the rate on average interest bearing liabilities decreasing 101 basis points to 3.24%.  This decrease was partially offset by a $433.5 million increase in average interest bearing liabilities.  The yields on average interest earning assets and rates on average interest bearing liabilities decreased primarily due to a decrease in overall short-term interest rates.  The increases in average interest earning assets and interest bearing liabilities were primarily due to organic growth.

The net interest margin expressed on a fully tax equivalent basis for the six months ended June 30, 2008, decreased by 8 basis points from 3.32% for the six months ended June 30, 2007, primarily due to continued tight credit spreads on loans and fierce competition for deposits.

10-Q Index

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

	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	Compared to June 30, 2007			Compared to June 30, 2007
	Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Earning Assets:
Loans	$13,096	$(23,123)	$(10,027)	$25,485	$(35,692)	$(10,207)
Loans exempt from federal income taxes (1)	1,065	(1)	1,064	1,315	(61)	1,254
Taxable investment securities	(2,339)	(823)	(3,162)	(6,575)	(964)	(7,539)
Investment securities exempt from federal Income taxes (1)	714	60	774	1,346	122	1,468
Federal funds sold	(22)	(31)	(53)	(55)	(138)	(193)
Other interest bearing deposits	65	(25)	40	126	(30)	96
Total increase (decrease) in interest income	12,579	(23,943)	(11,364)	21,642	(36,763)	(15,121)

Interest Bearing Liabilities:
NOW and money market deposit accounts	341	(4,872)	(4,531)	1,479	(7,137)	(5,658)
Savings deposits	(78)	(466)	(544)	(195)	(770)	(965)
Time deposits	3,353	(10,306)	(6,953)	2,931	(12,940)	(10,009)
Short-term borrowings	347	(4,386)	(4,039)	2,384	(7,174)	(4,790)
Long-term borrowings and junior subordinated notes	2,695	(2,354)	341	3,795	(3,731)	64
Total increase (decrease) in interest expense	6,658	(22,384)	(15,726)	10,394	(31,752)	(21,358)
Increase (decrease) in net interest income	$5,921	$(1,559)	$4,362	$11,248	$(5,011)	$6,237

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets increased $571.9 million, or 7.3%, from $7.8 billion at December 31, 2007 to $8.4 billion at June 30, 2008.  Net loans increased by $367.9 million, or 13.3% on an annualized basis, to $5.9 billion at June 30, 2008 from $5.6 billion at December 31, 2007.  In aggregate, commercial related credits grew by $381.2 million, or 16.3% on a combined annualized basis.  See “Loan Portfolio” section below for further analysis.  Investment securities increased $144.9 million, or 11.7%, from $1.2 billion at December 31, 2007 to $1.4 billion at June 30, 2008.  In 2008, we securitized $50.9 million of residential real estate loans and held those securities in our investment portfolio.

Total liabilities increased by $553.4 million, or 7.9%, to $7.5 billion at June 30, 2008 from December 31, 2007.  Total deposits increased by $523.9 million or 9.5% to $6.0 billion at June 30, 2008 from December 31, 2007, primarily due to increases in certificates of deposit and brokerage deposit accounts.  Short-term borrowings decreased $213.5 million.  This decrease was primarily due to a $198.0 million decrease in short-term Federal Home Loan Bank advances.  Long-term borrowings increased $274.8 million, primarily due to a $263.7 million increase in long-term Federal Home Loan Bank advances.

Total stockholders’ equity increased $15.9 million, or 1.8%, to $878.3 million at June 30, 2008 compared to $862.4 million at December 31, 2007, primarily due to a $15.3 million increase in retained earnings.  The increase in retained earnings was due to $27.8 million in net income, partially offset by $12.5 million in dividends paid.

10-Q Index

At June 30, 2008, our total risk-based capital ratio was 11.59%; Tier 1 capital to risk-weighted assets ratio was 9.58% and Tier 1 capital to average asset ratio was 8.08%.  MB Financial Bank, N.A. was categorized as “Well-Capitalized” under the regulations of the Office of the Comptroller of the Currency at June 30, 2008.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	June 30,		December 31,		June 30,
	2008		2007		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial related credits:
Commercial loans	$1,450,822	25%	$1,323,455	24%	$1,161,268	22%
Commercial loans collateralized by assignment of lease payments (lease loans)	596,148	10%	553,138	10%	437,581	8%
Commercial real estate	2,234,848	37%	1,994,312	36%	1,819,388	36%
Construction real estate	795,506	13%	825,216	14%	884,560	17%
Total commercial related credits	5,077,324	85%	4,696,121	84%	4,302,797	83%
Other loans:
Residential real estate	328,469	5%	372,787	6%	354,763	6%
Indirect vehicle	185,083	3%	146,311	3%	131,308	3%
Home equity	356,314	6%	347,676	6%	348,336	7%
Consumer loans	53,792	1%	52,732	1%	52,302	1%
Total other loans	923,658	15%	919,506	16%	886,709	17%

Gross loans (1)	6,000,982	100%	5,615,627	100%	5,189,506	100%
Allowance for loan losses	(82,544)		(65,103)		(59,058)
Net loans	$5,918,438		$5,550,524		$5,130,448

(1)	Gross loan balances at June 30, 2008, December 31, 2007, and June 30, 2007 are net of unearned income, including net deferred loan fees of $4.2 million, $3.7 million, and $2.9 million, respectively.
(2)
During the third quarter of 2007, multifamily residential real estate loans were reclassified from residential real estate loans to commercial real estate loans.  Prior periods have been reclassified to conform to the current period’s presentation.

Commercial related credits increased by 16.3% on an annualized basis from December 31, 2007 to June 30, 2008 and by 18.0% from June 30, 2007.  In the second quarter of 2008, we securitized $50.9 million of residential real estate loans and held those securities in our investment portfolio.  Including the securitized loans, total loans grew by 15.6% on an annualized basis from December 31, 2007 to June 30, 2008, and 16.6% from June 30, 2007.  The strong growth in commercial related credits was due to new and existing customer demand.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollar amounts in thousands):

	June 30,	December 31,	June 30,
	2008	2007	2007
Non-performing loans:
Non-accrual loans	$91,972	$24,459	$21,799
Loans 90 days or more past due, still accruing interest	1,627	-	-
Total non-performing loans	93,599	24,459	21,799
Other real estate owned	1,499	1,120	111
Repossessed vehicles	81	179	188
Total non-performing assets	$95,179	$25,758	$22,098
Total non-performing loans to total loans	1.56%	0.44%	0.42%
Allowance for loan losses to non-performing loans	88.19%	266.17%	270.92%
Total non-performing assets to total assets	1.13%	0.33%	0.28%

The increase in non-performing loans from December 31, 2007 to June 30, 2008, was primarily due to the migration of potential problem loans to non-performing status during the six months ended June 30, 2008.

10-Q Index

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

The general loss reserve was $58.0 million as of June 30, 2008, and $56.2 million as of December 31, 2007.   The general loss reserve decreased, as a percentage of total loans, primarily due to the migration of potential problem loans to non-performing status.  See additional discussion in “Potential Problem Loans” below.

Specific Reserves. Our allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.  The total specific reserve component of the allowance was $22.1 million as of June 30, 2008 and $6.0 million as of December 31, 2007.   The increase in specific reserve relates to the increase in impaired loans in the portfolio.

10-Q Index

Smaller Balance Homogenous Loans. Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.   Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one year time horizon.  For improved accuracy, indirect vehicle loan losses are estimated using a combination of our historical loss statistics as well as industry loss statistics.  The reserves for smaller balance homogenous loans totaled $2.4 million at June 30, 2008, and $2.9 million at December 31, 2007.

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

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Balance at beginning of period	$78,764	$58,705	$65,103	$58,983
Provision for loan losses	12,200	3,000	34,740	6,813
Charge-offs	(8,991)	(4,046)	(19,077)	(8,400)
Recoveries	571	1,399	1,778	1,662
Balance	$82,544	$59,058	$82,544	$59,058
Total loans	$6,000,982	$5,189,506	$6,000,892	$5,189,506
Average loans	$5,927,236	$5,099,822	$5,807,440	$5,045,123
Ratio of allowance for loan losses to total loans	1.38%	1.14%	1.38%	1.14%
Net loan charge-offs to average loans (annualized)	0.57%	0.21%	0.60%	0.27%

Net charge-offs increased by $10.6 million to $17.3 million in the six months ended June 30, 2008 from $6.7 million in the six months ended June 30, 2007.  The increase in charge-offs was primarily due to the charge-off of two commercial loans during the first quarter of 2008, and the charge-off of one construction real estate loan during the second quarter of 2008.

Provision for loan losses increased by $27.9 million to $34.7 million in the six months ended June 30, 2008 from $6.8 million in the same period of 2007.  The increase in our provision for loan losses was primarily due to the increases in non-performing loans and net charge-offs.  Also factoring into our provision was our loan growth for the quarter.

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

10-Q Index

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

We define potential problem loans as performing loans rated substandard or doubtful, that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of June 30, 2008, and December 31, 2007 were approximately $75.2 million, and $87.6 million, respectively.

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

Lease investments by categories follow (in thousands):

	June 30,	December 31,	June 30,
	2008	2007	2007

Direct finance leases:
Minimum lease payments	$57,395	$52,150	$41,089
Estimated unguaranteed residual values	6,916	6,029	5,589
Less: unearned income	(7,040)	(6,675)	(4,447)
Direct finance leases (1)	$57,271	$51,504	$42,231

Leveraged leases:
Minimum lease payments	$36,464	$34,172	$30,969
Estimated unguaranteed residual values	5,030	4,830	4,048
Less: unearned income	(3,556)	(3,547)	(2,856)
Less: related non-recourse debt	(34,075)	(31,755)	(28,696)
Leveraged leases (1)	$3,863	$3,700	$3,465

Operating leases:
Equipment, at cost	$174,560	$151,663	$141,374
Less accumulated depreciation	(61,459)	(54,342)	(61,021)
Lease investments, net	$113,101	$97,321	$80,353

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

10-Q Index

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $23.5 million at June 30, 2008, $12.5 million at December 31, 2007 and $13.0 million at June 30, 2007.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,138 leases at June 30, 2008 compared to 1,969 leases at December 31, 2007 and 1,640 leases at June 30, 2007.  The average residual value per lease schedule was approximately $19 thousand at June 30, 2008, $18 thousand at December 31, 2007, and $20 thousand at June 30, 2007.  The average residual value per master lease schedule was approximately $173 thousand at June 30, 2008, $152 thousand at December 31, 2007, and $168 thousand as June 30, 2007.

At June 30, 2008, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term December 31,	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
2008	$1,134	$205	$3,046	$4,385
2009	1,368	875	5,479	7,722
2010	1,752	2,507	6,080	10,339
2011	1,761	1,273	8,532	11,566
2012	273	102	4,666	5,041
2013 and thereafter	628	68	2,680	3,376
	$6,916	$5,030	$30,483	$42,429

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At June 30, 2008		At December 31, 2007		At June 30, 2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$-	$-	$-	$-	$1,290	$1,274
U.S. Government agencies	266,418	269,947	305,768	310,538	417,647	414,620
States and political subdivisions	432,780	431,882	407,973	412,302	392,378	386,040
Mortgage-backed securities	606,150	608,737	435,743	438,056	496,675	489,345
Corporate bonds	7,765	8,000	12,797	13,057	28,024	27,643
Equity securities	3,520	3,480	3,446	3,460	6,434	6,222
Debt securities issued by foreign governments	301	295	299	301	298	298
Total	$1,316,934	$1,322,341	$1,166,026	$1,177,714	$1,342,746	$1,325,442

10-Q Index

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from continuing operating activities primarily include net income for the quarter, adjusted for items in net income that did not impact cash.  Net cash provided by continuing operating activities decreased by $22.7 million to $45.3 million for the six months ended June 30, 2008, from $68.0 million for the six months ended June 30, 2007.  The decrease was primarily due to changes in other assets and other liabilities.  Other liabilities decreased during the six months ended June 30, 2008, primarily due to a reduction in income taxes payable.

Cash used in continuing investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the six months ended June 30, 2008, the Company had net cash flows used in continuing investing activities of $600.2 million, compared to net cash flows provided by continuing investing activities of $5.2 million for the six months ended June 30, 2007.  The change in cash flows from continuing investing activities was primarily due to the funding of our loan growth during the six months ended June 30, 2008, and an increase in the investment portfolio during the six months ended June 30, 2008, compared to a decrease in the investment portfolio during the six months ended June 30, 2007.

Cash flows from continuing financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the six months ended June 30, 2008, the Company had net cash flows provided by continuing financing activities of $576.0 million, compared to net cash used in continuing financing activities of $63.4 million for the six months ended June 30, 2007.  The change in cash flows from continuing financing activities was primarily due to increases in deposits and long-term borrowings.  The Company used the funds generated from the increase in deposits and long-term borrowings to fund its loan growth during the six months ended June 30, 2008.

We expect to have available cash to meet our liquidity needs.  Liquidity management is monitored by an Asset/Liability Management Committee, consisting of members of management, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Company has numerous sources of liquidity including readily marketable investment securities, shorter-term loans within the loan portfolio, principal and interest cash flows from investments and loans, the ability to attract retail and public fund time deposits and to purchase brokered time deposits.

In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at June 30, 2008, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $500 million for a short time from these banks on a collective basis.  Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and has the ability to borrow from the Federal Home Loan Bank.  We also have a $30 million correspondent bank line of credit at the holding company level.  See Note 9 to the Consolidated Financial Statements.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, the temporary curtailment of lending activities, or selling loans.

10-Q Index

The following table summarizes our significant contractual obligations and other potential funding needs at June 30, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Time deposits	$ 3,490,722	$ 2,944,052	$ 383,634	$ 71,446	$ 91,590
Long-term borrowings	483,625	36,403	178,493	75,116	193,613
Junior subordinated notes issued to capital trusts	158,920	-	-	-	158,920
Operating leases	27,606	3,174	4,698	3,237	16,497
Capital expenditures	2,124	2,124	-	-	-
Total	$ 4,162,997	$ 2,985,753	$ 566,825	$ 149,799	$ 460,620

Commitments to extend credit and letters of credit	$ 1,852,231

At June 30, 2008, the Company’s total risk-based capital ratio was 11.59%; Tier 1 capital to risk-weighted assets ratio was 9.58% and Tier 1 capital to average asset ratio was 8.08%.  MB Financial Bank, N.A. was categorized as “Well-Capitalized” under the regulations of the Office of the Comptroller of the Currency at June 30, 2008.

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

10-Q Index

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "believe," "will," "should," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "plans," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made.  These statements may relate to MB Financial Inc.’s future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items.  By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following (1) expected cost savings and synergies from our merger and acquisition activities, including our recently completed acquisition of Cedar Hill Associates, might not be realized within the expected time frames; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior and net interest margin; (5) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (6) fluctuations in real estate values; (7) the ability to adapt successfully to technological changes to meet customers' needs and developments in the market place; (8) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (9) our ability to access cost-effective funding; (10) changes in financial markets; (11) changes in economic conditions in general and in the Chicago metropolitan area in particular; (12) the costs, effects and outcomes of litigation; (13) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (14) changes in accounting principles, policies or guidelines; (15) our future acquisitions of other depository institutions or lines of business.

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

10-Q Index

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2008 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2008 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

10-Q Index

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 7%, 8% and 8%, respectively, in the first three months, 19%, 21%, and 21%, respectively, in the next nine months, 58%, 63% and 56%, respectively, from one year to five years, and 16%, 8%, and 15%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 92	92 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$ 5,378	$ 285	$ 824	$ -	$ 6,487
Investment securities	204,655	252,277	589,177	340,145	1,386,254
Loans	3,103,015	798,587	2,040,367	59,013	6,000,982
Total interest earning assets	$ 3,313,048	$ 1,051,149	$ 2,630,368	$ 399,158	$ 7,393,723
Interest Bearing Liabilities:
NOW and money market deposit accounts	$ 93,649	$ 259,466	$ 769,230	$ 135,507	$ 1,257,852
Savings deposits	29,809	80,499	219,802	60,035	390,145
Time deposits	1,175,685	1,871,647	443,245	145	3,490,722
Short-term borrowings	354,634	203,289	183,468	22,781	764,172
Long-term borrowings	101,765	31,260	348,363	2,237	483,625
Junior subordinated notes issued
to capital trusts	152,094	-	6,826	-	158,920
Total interest bearing liabilities	$ 1,907,636	$ 2,446,161	$ 1,970,934	$ 220,705	$ 6,545,436
Rate sensitive assets (RSA)	$ 3,313,048	$ 4,364,197	$ 6,994,565	$ 7,393,723	$ 7,393,723
Rate sensitive liabilities (RSL)	1,907,636	4,353,797	6,324,731	6,545,436	6,545,436
Cumulative GAP	1,405,412	10,400	669,834	848,287	848,287
(GAP=RSA–RSL)
RSA/Total assets	39.41%	51.91%	83.20%	87.95%	87.95%
RSL/Total assets	22.69%	51.79%	75.24%	77.86%	77.86%
GAP/Total assets	16.72%	0.12%	7.97%	10.09%	10.09%
GAP/RSA	42.42%	0.24%	9.58%	11.47%	11.47%

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

Based on simulation modeling which assumes immediate changes in interest rates at June 30, 2008 and December 31, 2007, we believe that our net interest income would change over a one-year period due to changes in interest rates as follows (dollars in thousands):

	Immediate	Change in Net Interest Income Over One Year Horizon
	Changes in	At June 30, 2008		At December 31, 2007
	Levels of	Dollar	Percentage	Dollar	Percentage
	Interest Rates	Change	Change	Change	Change
+	2.00%	$7,516	3.20%	$(1,299)	(0.59)%
+	1.00	3,663	1.56	(450)	(0.20)
	(1.00)	1,599	0.68	(13)	(0.00)

10-Q Index

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

	Gradual	Change in Net Interest Income Over One Year Horizon
	Changes in	At June 30, 2008		At December 31, 2007
	Levels of	Dollar	Percentage	Dollar	Percentage
	Interest Rates	Change	Change	Change	Change
+	2.00%	$4,950	2.11%	$502	0.23%
+	1.00	2,981	1.27	736	0.33
	(1.00)	(394)	(0.17)	384	0.17

In both the immediate and gradual interest rate sensitivity tables above, changes in net interest income between June 30, 2008 and December 31, 2007 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2008 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended June 30, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10-Q Index

PART II. – OTHER INFORMATION

Item 1A.  Risk Factors

Changes in economic conditions, particularly a further economic slowdown in the Chicago area, could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008.  Further deterioration in economic conditions, particularly within the Chicago area, could result in the following consequences, among others, any of which could hurt our business materially:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline; and

•	collateral for our loans may decline in value, in turn reducing a customer’s borrowing power and reducing the value of assets and collateral securing our loans.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantially increased oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008.  Many lending institutions have experienced declines in the performance of their loans, including construction loans and commercial real estate loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations.  In addition, as a result of the foregoing factors, there is a potential for new laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.  Negative developments in the financial industry and the impact of new legislation and regulations in response to those developments could restrict our business operations, including our ability to originate loans, and adversely impact our results of operations and financial condition.

Other than as set forth above, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

10-Q Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table sets forth information for the three months ended June 30, 2008 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	-	-	-	666,730
May 1, 2008 – May 31, 2008	-	-	-	666,730
June 1, 2008 - June 30, 2008	-	-	-	666,730
Total	-	-	-

Item 4.  Submission of Matters to a Vote of Security Holders

On April 23, 2008, the Company held its Annual Meeting of Stockholders.  Set forth below are the results of the election of directors, the proposal to amend the Company’s charter to lower certain supermajority vote requirements, and the ratification of appointment of independent registered public accounting firm, which were the only matters voted upon at the meeting.

Election of Directors

Name	Votes For	Votes Withheld
Patrick Henry	26,077,675	838,528
Richard J. Holmstrom	26,100,394	815,810
Karen J. May	24,692,734	1,953,470

Approval of the Amendment of the Company’s Charter to Lower Certain Supermajority Vote Requirements

Votes For	Votes Against	Abstentions
25,729,795	1,125,553	60,855

The vote required to approve this proposal was the affirmative vote of the holders at least 80% of the outstanding shares of the Company’s common stock.  Accordingly, this proposal was not approved.

Ratification of Appointment of Independent Registered Public Accounting Firm

Votes For	Votes Against	Abstentions
26,281,140	630,328	4,734

The vote required to approve this proposal was the affirmative vote of a majority of the votes cast on the proposal.  Accordingly, this proposal was approved.

Item 6.  Exhibits

See Exhibit Index.

10-Q Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC

Date: August 7, 2008	By: /s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2008	By: /s/ Jill E. York
Jill E. York
Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

10-Q Index

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

10-Q Index

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

10-Q Index

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

10-Q Index

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

10-Q Index

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

10-Q Index