Form 10-Q
period 2008-09-30
MB FINANCIAL INC     /MD
filed 2008-11-07
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ________________

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
Yes ☒                     No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☒        Accelerated filer☐

Non-accelerated filer    ☐(Do not check if a smaller reporting company)    ☐Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes☐                      No☒

There were outstanding 34,868,737 shares of the registrant’s common stock as of November 7, 2008.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2008

10Q Index

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(Amounts in thousands, except common share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$ 118,191	$ 141,248
Interest bearing deposits with banks	6,043	9,093
Total cash and cash equivalents	124,234	150,341
Investment securities
Securities available for sale, at fair value	1,220,229	1,177,714
Non-marketable securities - FHLB and FRB stock	63,913	63,671
Total investment securities	1,284,142	1,241,385
Loans (net allowance for loan losses of $88,863 at September 30, 2008 and $65,103 at
December 31, 2007)	6,007,184	5,550,524
Lease investments, net	117,474	97,321
Premises and equipment, net	185,556	183,722
Cash surrender value of life insurance	120,481	116,690
Goodwill, net	387,069	379,047
Other intangibles, net	26,689	25,352
Other assets	105,780	90,321
Total assets	$ 8,358,609	$ 7,834,703
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
Noninterest bearing	$ 935,153	$ 875,491
Interest bearing	5,434,256	4,638,292
Total deposits	6,369,409	5,513,783
Short-term borrowings	385,087	977,721
Long-term borrowings	479,548	208,865
Junior subordinated notes issued to capital trusts	158,872	159,016
Accrued expenses and other liabilities	76,172	112,949
Total liabilities	7,469,088	6,972,334

Minority Interest	2,595	-

Stockholders' equity
Common stock, ($0.01 par value; authorized 43,000,000 shares at September 30, 2008 and December 31, 2007; issued 37,539,615 shares at September 30, 2008 and
37,401,023 at December 31, 2007)	375	374
Additional paid-in capital	443,380	441,201
Retained earnings	527,453	505,260
Accumulated other comprehensive income	3,584	7,597
Less: 2,674,240 and 2,785,573 shares of Treasury stock, at cost, at September 30, 2008
and December 31, 2007, respectively	(87,866)	(92,063)
Total stockholders' equity	$ 886,926	$ 862,369

Total liabilities, minority interest and stockholders' equity	$ 8,358,609	$ 7,834,703

See Accompanying Notes to Consolidated Financial Statements.

10Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except common share data)
(Unaudited)
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Interest income:
Loans	$ 88,266	$ 101,488	$ 269,601	$ 292,214
Investment securities available for sale:
Taxable	10,569	11,983	30,541	39,494
Nontaxable	3,977	3,586	11,558	10,213
Federal funds sold	165	52	274	354
Other interest bearing accounts	84	63	279	162
Total interest income	103,061	117,172	312,253	342,437
Interest expense:
Deposits	37,216	47,942	112,374	139,732
Short-term borrowings	2,966	9,617	16,184	27,625
Long-term borrowings & junior subordinated notes	6,273	5,530	17,553	16,746
Total interest expense	46,455	63,089	146,111	184,103
Net interest income	56,606	54,083	166,142	158,334
Provision for loan losses	18,400	4,500	53,140	11,313
Net interest income after provision for loan losses	38,206	49,583	113,002	147,021
Other income:
Loan service fees	2,385	1,253	7,330	4,178
Deposit service fees	7,330	6,501	20,749	17,283
Lease financing, net	4,533	3,952	12,369	11,692
Brokerage fees	1,177	2,067	3,349	7,735
Trust & asset management fees	3,276	2,490	9,085	8,346
Net (loss) gain on sale of investment securities	-	(114)	1,106	(2,215)
Increase in cash surrender value of life insurance	1,995	1,288	4,729	3,778
Net gain (loss) on sale of other assets	26	293	(230)	9,374
Merchant card processing	4,541	4,131	13,715	12,054
Other operating income	1,162	1,398	4,327	4,698
	26,425	23,259	76,529	76,923
Other expense:
Salaries & employee benefits	29,305	27,164	85,196	78,620
Occupancy & equipment expense	7,120	6,928	21,612	21,182
Computer services expense	1,840	1,615	5,419	4,961
Advertising & marketing expense	1,487	1,214	4,307	4,068
Professional & legal expense	884	593	1,993	1,772
Brokerage fee expense	564	1,152	1,453	4,182
Telecommunication expense	621	681	2,157	2,051
Other intangible amortization expense	913	874	2,641	2,633
Merchant card processing	4,175	3,718	12,537	10,790
Charitable contributions	-	31	30	3,219
Other operating expenses	5,257	4,857	15,171	14,228
	52,166	48,827	152,516	147,706
Income before income taxes	12,465	24,015	37,015	76,238
Income tax expense (benefit)	(689)	6,709	(3,970)	22,146
Income from continuing operations	13,154	17,306	40,985	54,092
Discontinued operations
Income from discontinued operations before income taxes	-	1,499	-	4,731
Income taxes		500		1,356
Income from discontinued operations	-	999	-	3,375
Net Income	$ 13,154	$ 18,305	$ 40,985	$ 57,467

10Q Index

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Common share data:
Basic earnings per common share from continuing operations	$ 0.38	$ 0.48	$ 1.18	$ 1.49
Basic earnings per common share from discontinued operations	-	0.03	-	0.09
Basic earnings per common share	$ 0.38	$ 0.51	$ 1.18	$ 1.59

Diluted earnings per common share from continuing operations	$ 0.38	$ 0.48	$ 1.17	$ 1.47
Diluted earnings per common share from discontinued operations	-	0.03	-	0.09
Diluted earnings per common share	$ 0.38	$ 0.51	$ 1.17	$ 1.56

Weighted average common shares outstanding	34,732,633	35,733,165	34,682,065	36,197,787
Diluted weighted average common shares outstanding	35,074,297	36,213,532	35,060,745	36,731,126

See Accompanying Notes to Consolidated Financial Statements.

10Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)
	Nine months ended
	September 30,	September 30,
	2008	2007
Cash Flows From Continuing Operating Activities:
Net income	$40,985	$57,467
Net income from discontinued operations	-	(3,375)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	8,715	8,358
Depreciation on leased equipment	23,238	19,377
Amortization of restricted stock awards	1,895	1,426
Compensation expense for stock option grants	1,992	2,401
Gain on sales of premises and equipment, leased equipment and other assets	(396)	(10,731)
Amortization of other intangibles	2,641	2,633
Provision for loan losses	53,140	11,313
Deferred income tax benefit	5,746	(5,580)
Amortization of premiums and discounts on investment securities, net	2,420	1,657
Accretion of premiums and discounts on loans, net	(2,264)	(2,578)
Net (gain) loss on sale of investment securities available for sale	(1,106)	2,215
Proceeds from sale of loans held for sale	37,203	50,721
Origination of loans held for sale	(36,769)	(50,050)
Net gains on sale of loans held for sale	(434)	(671)
Increase in cash surrender value of life insurance	(3,791)	(3,778)
Decrease (increase) in other assets	(15,378)	4,478
Increase (decrease) in other liabilities, net	(41,774)	2,638
Net cash provided by continuing operating activities	76,063	87,921
Cash Flows From Continuing Investing Activities:
Proceeds from sales of investment securities available for sale	9,579	224,465
Proceeds from maturities and calls of investment securities available for sale	245,954	344,254
Purchase of investment securities available for sale	(305,897)	(241,046)
Net increase in loans	(507,535)	(417,634)
Purchases of premises and equipment	(10,581)	(14,199)
Purchases of leased equipment	(44,005)	(33,884)
Proceeds from sales of premises and equipment	124	21,829
Proceeds from sales leased equipment	2,029	6,055
Cash paid, net of cash and cash equivalents in acquisitions	(9,333)	-
Principal paid on lease investments	(876)	(602)
Net cash used in continuing investing activities	(620,541)	(110,762)
Cash Flows From Continuing Financing Activities:
Net increase (decrease) in deposits	855,627	(30,265)
Net (decrease) increase in short-term borrowings	(592,635)	46,431
Proceeds from long-term borrowings	284,892	25,698
Principal paid on long-term borrowings	(14,208)	(9,001)
Proceeds from junior subordinated notes issued to capital trusts	-	30,000
Treasury stock transactions, net	(330)	(45,130)
Stock options exercised	2,820	3,677
Excess tax benefits from share-based payment arrangements	998	1,293
Dividends paid on common stock	(18,793)	(19,612)
Net cash provided by continuing financing activities	518,371	3,091

Net decrease in cash and cash equivalents from continuing operations	$(26,107)	$(19,750)
Cash Flows From Discontinued Operations
Net cash provided by operating activities of discontinued operations	-	3,925
Net cash provided by investing activities of discontinued operations	-	44,726
Net cash used in financing activities of discontinued operations	-	(43,164)
Net cash provided by discontinued operations	-	5,487

Net decrease in cash and cash equivalents	$(26,107)	$(14,263)
Cash and cash equivalents:
Beginning of period (1)	150,341	160,050
End of period (2)	$124,234	$145,787

(1) Includes balances from discontinued operations	$-	$12,757
(2) Includes balances from discontinued operations	$-	$18,244

10Q Index

	Nine months ended
	September 30,	September 30,
	2008	2007

Supplemental Disclosures of Cash Flow Information:

Cash payments from continuing operations for:
Interest paid to depositors and other borrowed funds	$ 144,991	$ 186,546
Income tax paid, net	10,953	27,392

Supplemental schedule of noncash investing activities from continuing operations:
Loans transferred to other real estate owned	$ 3,422	$ 584
Loans transferred to repossessed vehicles	985	681
Loans securitized transferred to investment securities available for sale	50,914	-
Long-term borrowings reclassified to short-tem borrowing	-	75,001

See Accompanying Notes to Consolidated Financial Statements.

10Q Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)

NOTE 1.                      BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois.  On November 28, 2007, the Company sold Union Bank, N.A. (“Union Bank”), a wholly owned subsidiary of the Company based in Oklahoma City, Oklahoma, to Olney Bancshares of Texas, Inc.  This divestiture is accounted for in the accompanying financial statements as discontinued operations.  Please see Note 2 to the notes to the unaudited consolidated financial statements for more detail.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

In conjunction with the adoption of SFAS 157, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115  (SFAS 159) as of January 1, 2008. SFAS 159 provides companies the option to report selected financial assets and liabilities at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. After the initial adoption, the election is made at the acquisition of a financial asset or financial liability and it may not be revoked.  The Company has not elected the fair value option for any financial assets or liabilities.  See Note 15 for additional information.

Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net income or stockholders’ equity.

NOTE 2.                      DISCONTINUED OPERATIONS

On November 28, 2007, we completed the sale of Union Bank, for $76.3 million, resulting in an after-tax gain of $28.8 million.  Prior to closing, Union Bank sold to MB Financial Bank approximately $100 million in performing loans previously purchased from and originated by MB Financial Bank.

10Q Index

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

The results of operations for Union Bank were as follows (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2007	2007

Interest income	$ 5,775	$ 18,559
Interest expense	2,660	8,626
Net interest income	3,115	9,933
Provision for loan losses	-	250
Net interest income after provision for loan losses	3,115	9,683
Other income	391	1,153
Other expenses	2,007	6,105
Income before income taxes	1,499	4,731
Applicable income taxes	500	1,356
Income from discontinued operations	$ 999	$ 3,375

NOTE 3.                      ACQUISITION.

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

The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Net income from continuing operations	$ 13,154	$ 17,306	$ 40,985	$ 54,092
Net income from discontinued operations	-	999	-	3,375
Net income	$ 13,154	$ 18,305	$ 40,985	$ 57,467
Unrealized holding gains (losses) on investment securities, net of tax	69	12,074	(3,294)	6,268
Reclassification adjustments for (gains) losses included in net
income, net of tax	-	74	(719)	1,454
Other comprehensive income (loss), net of tax	69	12,148	(4,013)	7,722
Comprehensive income	$ 13,223	$ 30,453	$ 36,972	$ 65,189

10Q Index

NOTE 5.                      LOANS.

Information about nonhomogenous impaired loans as of September 30, 2008 and December 31, 2007 are as follows (in thousands):

	September 30,	December 31,
	2008	2007

Impaired loans for which there were specific related allowance for loan losses	$ 109,787	$ 18,398
Other impaired loans	-	564

Total impaired loans	$ 109,787	$ 18,962

Related allowance for loan losses	$ 30,357	$ 5,960

A reconciliation of the activity in the allowance for loan losses follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Balance at beginning of period	$ 82,544	$ 59,058	$ 65,103	$ 58,983
Provision for loan losses	18,400	4,500	53,140	11,313
Charge-offs	(12,724)	(3,395)	(31,801)	(11,794)
Recoveries	643	959	2,421	2,620
Balance at September 30,	$ 88,863	$ 61,122	$ 88,863	$ 61,122

NOTE 6.                      GOODWILL AND INTANGIBLES.

Goodwill is subject to at least annual assessments for impairment by applying a fair-value based test.  An acquired intangible asset must be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  No impairment losses on goodwill or other intangibles were incurred in the nine months ended September 30, 2008 or the year ended December 31, 2007.

The following table presents the changes in the carrying amount of goodwill during the nine months ended September 30, 2008 and the year ended December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Balance at beginning of period	$ 379,047	$ 379,047
Goodwill from business combinations	8,022	-
Balance at end of period	$ 387,069	$ 379,047

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had, as of September 30, 2008, a remaining weighted average amortization period of approximately 5 years.

10Q Index

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2008	$ 1,011
2009	3,493
2010	3,283
2011	2,953
2012	2,744
Thereafter	13,205
$ 26,689

NOTE 7.                      RECENT ACCOUNTING PRONOUNCEMENTS.

The FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active.

FSP 157-3 is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections (SFAS 154). However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.  Management does not believe that the adoption of FSP 157-3 will have a material impact on the Company’s financial statements.

The FASB has issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  Management does not believe that the adoption of SFAS 162 will have a material impact on the Company’s financial statements.

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

10Q Index

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

NOTE 8.                      STOCK-BASED COMPENSATION.

Statement 123R requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

10Q Index

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Total cost of share-based payment plans during the year	$ 1,616	$ 1,582	$ 3,887	$ 3,827

Amount of related income tax benefit recognized in income	$ 460	$ 529	$ 1,227	$ 1,293

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In April 2007, the Omnibus Plan was modified to add 2,250,000 authorized shares.  The Omnibus Plan now authorizes 6,000,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  As of September 30, 2008, there were approximately 1.2 million shares available for grants.  Grants under the Omnibus Plan can be in the form of stock options, either incentive or non-qualified, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.

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

The following table provides information about options outstanding for the nine months ended September 30, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Options outstanding as of December 31, 2007	2,625,051	$29.59
Granted	925,953	$25.62
Exercised	(133,267)	$17.22
Expired or cancelled	(23,312)	$31.45
Forfeited	(40,333)	$35.59
Options outstanding as of September 30, 2008	3,354,092	$28.90	6.73	$19.3

Options exercisable as of September 30, 2008	1,419,266	$25.35	3.83	$12.5

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

10Q Index

The following assumptions were used for options granted during the nine month period ended September 30, 2008:

September 30,
2008

Expected volatility	18.86%
Risk free interest rate	3.64%
Dividend yield	2.95%
Expected life	6 years

Weighted average fair value per option of options granted during the period	$ 3.84

The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $1.8 million and $2.1 million, respectively.

The following is a summary of changes in nonvested shares of restricted stock and nonvested restricted stock units for the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value

Shares Outstanding at December 31, 2007	134,722	$ 35.74
Granted	136,212	25.96
Vested	(36,672)	39.10
Cancelled	(9,028)	33.73
Shares Outstanding at September 30, 2008	225,234	$ 29.36

As of September 30, 2008, there was $11.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.

NOTE 9.                      SHORT-TERM BORROWINGS.

Short-term borrowings are summarized as follows as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30,		December 31,
	2008		2007
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount

Federal funds purchased	-	$ -	3.86%	$ 170,000
Assets under agreements to repurchase:
Customer repurchase agreements	1.31	260,087	3.02	367,702
Federal Home Loan Bank advances	2.76	125,000	5.05	440,019
	1.78%	$ 385,087	4.08%	$ 977,721

Assets sold under agreements to repurchase are agreements in which the Company acquires funds by selling securities or investment grade lease loans to another party under a simultaneous agreement to repurchase the same securities or lease loans at a specified price and date.  The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements.  All repurchase agreements outstanding at September 30, 2008 and December 31, 2007 were repurchase agreements with customers.

10Q Index

At September 30, 2008, Federal Home Loan Bank advances had fixed terms with effective interest rates, net of premiums, ranging from 2.44% to 4.03% and are subject to a prepayment fee.  At September 30, 2008, the advances had maturities ranging from December 2008 to March 2009.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans for all of the outstanding secured advances from the Federal Home Loan Bank.  As of September 30, 2008 and December 31, 2007, the Company had $410.4 million and $426.7 million, respectively, of loans pledged as collateral for all Federal Home Loan Bank advances.  Additionally, as of September 30, 2008 and December 31, 2007, the Company had $244.1 million and $137.5 million, respectively, of investment securities pledged as collateral for all secured advances (both long-term and short-term) from the Federal Home Loan Bank.

The Company has a $30 million correspondent bank line of credit which has certain covenants that require the Company to maintain “Well Capitalized” capital ratios, to have no other debt except in the usual course of business, and requires the Company to maintain minimum financial ratios on return on assets as well as maintain certain financial ratios related to the loan loss allowance and non-performing assets.  The Company was in compliance with such covenants as of September 30, 2008.  The correspondent bank line of credit, which is used for short-term liquidity purposes, is secured by the stock of MB Financial Bank, and its terms are renewed annually.  The correspondent line of credit was last renewed on October 1, 2008.  As of September 30, 2008 and December 31, 2007, no balances were outstanding on the correspondent line of credit.

NOTE 10.                      LONG TERM BORROWINGS.

The Company had Federal Home Loan Bank advances with maturities greater than one year of $361.2 million and $105.1 million at September 30, 2008 and December 31, 2007, respectively.  As of September 30, 2008, the advances had fixed terms with effective interest rates, net of premiums, ranging from 3.26% to 5.87%.

The Company had notes payable to banks totaling $27.1 million and $12.5 million at September 30, 2008 and December 31, 2007, respectively, which as of September 30, 2008, were accruing interest at rates ranging from 4.27% to 12.00%.  Lease investments includes equipment with an amortized cost of $32.4 million and $16.1 million at September 30, 2008 and December 31, 2007, respectively, that is pledged as collateral on these notes.

The Company had a $40 million ten year structured repurchase agreement which is non-putable until 2011 as of September 30, 2008. The borrowing agreement floats at 3-month LIBOR less 37 basis points and reprices quarterly.  The counterparty to the repurchase agreement has a one-time put option in 2011.  If the option is not exercised, the repurchase agreement converts to a fixed rate borrowing at 4.75% for the remaining five year term.

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

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2008	$ 11,159
2009	44,590
2010	144,028
2011	42,271
2012	34,217
Thereafter	203,283
$ 479,548

10Q Index

NOTE 11.                      JUNIOR SUBORDINATED NOTES ISSUED TO CAPITAL TRUSTS.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2008 (in thousands):

	Coal City Capital	MB Financial Capital	MB Financial Capital	MB Financial Capital
	Trust I	Trust II	Trust III	Trust IV
Junior Subordinated Notes:
Principal balance	$ 25,774	$ 36,083	$ 10,310	$ 20,619
Annual interest rate	3-mo LIBOR + 1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	September 15, 2010	September 23, 2011	September 15, 2011

Trust Preferred Securities:
Face value	$ 25,000	$ 35,000	$ 10,000	$ 20,000
Annual distribution rate	3-mo LIBOR + 1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly
	MB Financial Capital	MB Financial Capital	FOBB (2) Capital	FOBB (2) Capital
	Trust V	Trust VI	Trust I	Trust III
Junior Subordinated Notes:
Principal balance	$ 30,928	$ 23,196	$ 6,186	$ 5,155
Annual interest rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	10.60%	3-mo LIBOR +2.80%
Stated maturity date	December 15, 2037	October 30, 2037	September 7, 2030	January 23, 2034
Call date	December 15, 2012	October 30, 2012	September 7, 2010	January 23, 2009

Trust Preferred Securities:
Face value	$ 30,000	$ 22,500	$ 6,000	$ 5,000
Annual distribution rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	10.60%	3-mo LIBOR +2.80%
Issuance date	September 2007	October 2007	September 2000	December 2003
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

(1)	All distributions are cumulative and paid in cash.
(2)	Amount does not include purchase accounting adjustments totaling a premium of $621 thousand associated with FOBB Capital Trust I and III.

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

10Q Index

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  As of September 30, 2008, 100% of the trust preferred securities qualified as Tier I capital.  If the five-year transition period of the final rule had instead expired on September 30, 2008, 100% of our trust preferred securities outstanding as of that date would have qualified as Tier I capital.

NOTE 12.                      DERIVATIVE FINANCIAL INSTRUMENTS.

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

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $13.3 million and $102.7 million, respectively, at September 30, 2008.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income or other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount receivable as of September 30, 2008 and December 31, 2007 was approximately $695 thousand and $727 thousand, respectively.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At September 30, 2008, the Company's credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of September 30, 2008 and December 31, 2007 (dollars in thousands):

	September 30, 2008					December 31, 2007
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay Rate	Notional Amount	Estimated Fair Value
Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$ 13,308	$ (105)	4.6	4.61%	6.22%	$ 14,320	$ (23)
Pay variable/receive fixed swaps (2)	102,661	(311)	6.6	4.89%	3.14%	151,706	(1,245)

Non-hedging derivative instruments (3):
Pay fixed/receive variable swaps	181,654	(6,827)	6.4	4.26%	6.37%	119,223	(4,431)
Pay variable/receive fixed swaps	185,493	6,817	6.4	6.34%	4.24%	127,517	4,340
Total portfolio swaps	$ 483,116	$ (426)	6.4	5.20%	4.86%	$ 412,766	$ (1,359)

(1) Hedges fixed-rate commercial real estate loans
(2) Hedges fixed-rate callable brokered deposits
(3) These portfolio swaps are not designated as hedging instruments under SFAS No. 133.

10Q Index

NOTE 13.                      INCOME TAXES.

The Company increased the reserve for uncertain tax positions from $3.8 million at December 31, 2007 to $8.2 million at September 30, 2008, primarily due to a decrease in the valuation allowance on state net operating loss carryforwards and an adjustment of state tax contingency reserves during the nine months ended September 30, 2008.  The Company reassessed the likelihood of the state net operating losses being more likely than not utilized as a result of prospective tax law changes.  The potential future usage of these net operating losses also had a direct impact on the amount of state tax contingency reserves.  Not including these adjustments, totaling $9.1 million, our effective tax rate was 13.9% for the nine months ended September 30, 2008.

As a result, income tax expense from continuing operations for the nine months ended September 30, 2008, decreased $26.1 million to a $4.0 million tax benefit compared to $22.1 million tax expense for the nine months ended September 30, 2007.

NOTE 14.                      COMMITMENTS AND CONTINGENCIES.

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

At September 30, 2008 and December 31, 2007, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contract Amount
	September 30,	December 31,
	2008	2007

Commitments to extend credit:
Home equity lines	$ 397,018	$ 402,355
Other commitments	1,337,942	1,615,356

Letters of credit:
Standby	116,832	132,843
Commercial	57,714	56,136

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer's needs.  As of September 30, 2008, the maximum remaining term for any standby letter of credit was August 1, 2014.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

10Q Index

At September 30, 2008, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $14.4 million to $174.5 million from $189.0 million at December 31, 2007.  Of the $175.9 million in commitments outstanding at September 30, 2008, approximately $59.3 million of the letters of credit have been issued or renewed since December 31, 2007.  The Company had $668 thousand of deferred fees recorded as of September 30, 2008 relating to these commitments.

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

As of September 30, 2008, we had approximately $1.2 million in capital expenditure commitments outstanding which relate to various projects to build new branches or renovate existing branches.  We expect to pay the outstanding commitments as of September 30, 2008 through the normal cash flows of our business operations.

NOTE 15.                      FAIR VALUE OF FINANCIAL INSTRUMENTS.

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

10Q Index

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

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

10Q Index

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at September 30, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Securities available for sale	$ 1,220,229	$ 3,524	$ 1,216,705	$ -
Assets held in trust for deferred compensation	6,728	6,728	-	-
Derivative financial instruments	6,817	-	6,817	-
Financial liabilities
Other liabilities (1)	6,728	6,728	-	-
Derivative financial instruments	7,243	-	7,253	-

(1) Liabilities associated with assets held in trust for deferred compensation.

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a nonrecurring basis are included in the table below (in thousands):

Fair Value Measurements at September 30, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets
Impaired loans	$ 79,430	$ -	$ -	$ 79,430

Effective January 1, 2008, we adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115."  SFAS 159 permits the Company to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, thus the Company may record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  The Company has not elected the fair value option for any financial assets or liabilities.  Adoption of SFAS 159 on January 1, 2008 did not have a significant impact on the Company's financial statements.

10Q Index

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our net income from continuing operations was $13.2 million for the third quarter of 2008, compared to $17.3 million for the third quarter of 2007.  Our 2008 third quarter results generated an annualized return on average assets from continuing operations of 0.63% and an annualized return on average equity from continuing operations of 5.91%, compared to 0.86% and 8.10%, respectively, for the same period in 2007.  Fully diluted earnings per share from continuing operations for the third quarter of 2008 decreased to $0.38 compared to $0.48 per share in the 2007 third quarter.

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

10Q Index

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At September 30, 2008, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $44.2 million.  See Note 1 and Note 7 of the notes to our December 31, 2007 audited consolidated financial statements for additional information.

Income Tax Accounting.  In June 2006, the FASB issued FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  FIN 48 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 as of January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for uncertain income tax positions.  During the nine months ended September 30, 2008, the Company increased the reserve for uncertain tax positions, which was more than offset by a reduction in the valuation allowances on state net operating loss carryforwards, resulting in a reduction of tax expense of $9.1 million.  The Company reassessed the likelihood of the state net operating losses being more likely than not utilized as a result of prospective tax law changes.  The potential future usage of these net operating losses also had a direct impact on the amount of state tax contingency reserves.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in FIN 48 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of September 30, 2008, the Company had $877 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

10Q Index

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

At September 30, 2008, $1.2 billion of investment securities, or 14.6 percent of total assets, were recorded at fair value on a recurring basis.  All of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value.  At September 30, 2008, $14.0 million, or less than one percent of total liabilities, consisted of financial instruments recorded at fair value on a recurring basis.

At September 30, 2008, $79.4 million of impaired loans, or one percent of total assets, were recorded at fair value on a nonrecurring basis.  These assets were measured using Level 3 measurements.  At September 30, 2008, no liabilities were measured at fair value on a nonrecurring basis.

See Note 15 to the consolidated financial statements for a complete discussion on the Company’s use of fair valuation of assets and liabilities and the related measurement techniques.

Results of Continuing Operations

Third Quarter Results

Net income from continuing operations was $13.2 million for the third quarter of 2008, compared to $17.3 million for the third quarter of 2007.  The results for the third quarter of 2008 generated an annualized return on average assets from continuing operations of 0.63% and an annualized return on average equity from continuing operations of 5.91%, compared to 0.86% and 8.10%, respectively, for the same period in 2007.

Net interest income was $56.6 million for the three months ended September 30, 2008, an increase of $2.5 million, or 4.7%, from $54.1 million for the comparable period in 2007.  The growth in net interest income reflects a $757.0 million, or 11.4%, increase in average interest earning assets, and a $661.1 million, or 11.3%, increase in average interest bearing liabilities.  This was partially offset by approximately 16 basis points of margin compression on a fully tax equivalent basis.  The increase in average interest earning assets and the increase in average interest bearing liabilities was due to organic growth.  The net interest margin, expressed on a fully tax equivalent basis, was 3.18% for the third quarter of 2008 compared to 3.34% for the third quarter of 2007.  The decline in the net interest margin was primarily due to steps we took to improve our liquidity position (including an increase in customer and brokered deposits, a lengthening of the terms of our brokered deposits and a reduction in short-term borrowings), an increase in non-performing credits and fierce competition for deposits.

The provision for loan losses was $18.4 million in the third quarter of 2008 compared to $4.5 million in the third quarter of 2007.  Net charge-offs were $12.1 million in the three months ended September 30, 2008, compared to $2.4 million in the three months ended September 30, 2007.  See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income for the third quarter in 2008 increased $3.2 million, or 13.6%, to $26.4 million compared to $23.3 million in the third quarter in 2007.  Loan service fees increased by $1.1 million, primarily due to an increase in letter of credit fees, prepayment fees and swap fees recognized during the third quarter of 2008 compared to the third quarter of 2007.  Deposit service fees increased by $829 thousand from the third quarter of 2007 to the third quarter of 2008, primarily due to an increase in commercial deposit and treasury management fees as a result of a lower earnings credit rate.  Trust and asset management fees increased by $786 thousand, primarily due to our Cedar Hill acquisition during the second quarter of 2008.  Cash surrender value of life insurance increased by $707 thousand, primarily due to a $938 thousand death benefit on a bank owned life insurance policy that we recognized during the third quarter of 2008.  These increases were partially offset by an $890 thousand decrease in brokerage fees.  The decrease in brokerage fee income from the third quarter of 2007 to the third quarter of 2008 was due to the sale of our third party brokerage business during the second quarter of 2007, and conversion of customer accounts to the purchaser’s platform in third quarter.  This decrease was offset by a corresponding reduction in brokerage expense.

10Q Index

Other expense for the third quarter in 2008 increased $3.3 million, or 6.8%, to $52.2 million compared to $48.8 million in the third quarter in 2007.  Salaries and employee benefits expense increased $2.1 million, primarily due to the Cedar Hill acquisition and the impact of hiring 32 bankers from the end of the third quarter of 2007 through the second quarter of 2008.  Salaries and employee benefits related to the new bankers totaled approximately $1.3 million during the third quarter of 2008.  The acquisition of Cedar Hill increased total other expense by $1.1 million in the third quarter of 2008.  As noted earlier, the decrease in our brokerage fee expense from the third quarter of 2007 to the third quarter of 2008 was primarily due to the sale of our third party brokerage business during the second quarter of 2007.

Income tax expense from continuing operations for the three months ended September 30, 2008, decreased $7.4 million to a $689 thousand tax benefit compared to $6.7 million tax expense for the three months ended September 30, 2007.  The decrease in income tax expense was primarily due to a $1.5 million adjustment due to a reduction of state tax contingency reserves.  . Not including this adjustments, our effective tax rate was 6.5% for the three months ended September 30, 2008.

Year-To-Date Results

Net income from continuing operations was $41.0 million for the first nine months of 2008, compared to $54.1 million for the first nine months of 2007.  The results for the first nine months of 2008 generated an annualized return on average assets from continuing operations of 0.67% and an annualized return on average equity from continuing operations of 6.22%, compared to 0.91% and 8.51%, respectively, for the first nine months of 2007.

Net interest income was $166.1 million for the nine months ended September 30, 2008, an increase of $7.8 million, or 4.9% from $158.3 million for the comparable period in 2007.  The growth in net interest income reflects a $608.7 million, or 9.2%, increase in average interest earning assets, and a $509.8 million, or 8.8%, increase in average interest bearing liabilities.  This was partially offset by approximately 11 basis points of margin compression on a fully tax equivalent basis.  The increase in average interest earning assets and the increase in average interest bearing liabilities was due to organic growth.  The net interest margin, expressed on a fully tax equivalent basis, was 3.22% for the first nine months of 2008 and 3.33% for the first nine months of 2007.  The decline in the net interest margin was primarily due tight credit spreads on loans, and fierce competition for deposits.

The provision for loan losses was $53.1 million in the first nine months of 2008 compared to $11.3 million in the first nine months of 2007.  Net charge-offs were $29.4 million in the nine months ended September 30, 2008 compared to $9.2 million in the nine months ended September 30, 2007.  See “Asset Quality” section below for further analysis of the allowance for loan losses.

Other income did not change significantly from the nine months ended September 30, 2007 to the nine months ended September 30, 2008.  Net gain on sale of other assets decreased by $9.6 million.  During the nine months ended September 30, 2007, we realized a gain of $1.6 million on the sale of artwork and a gain of $7.4 million on the sale of two real estate properties.  Brokerage fees decreased by $4.4 million, primarily due to the sale of our third party brokerage business during the second quarter of 2007.  These decreases were partially offset by a $1.1 million gain on the sale investment securities during the nine months ended September 30, 2008, compared to a $2.2 million loss on the sale of investment securities for the comparable period in 2007.  Additionally, deposit and loan service fees increased by $3.5 million and $3.2 million, respectively, due to the same reasons noted earlier in Third Quarter Results.

Other expense for the nine months ended September 30, 2008, increased $4.8 million, or 3.3%, to $152.5 million, compared to $147.7 million for the nine months ended September 30, 2007.  Salaries and employee benefits expense increased $6.6 million, primarily due to the additional bankers hired and the acquisition of Cedar Hill.  Charitable contributions decreased by $3.2 million, primarily due to a $3.0 million contribution that we made during the nine months ended September 30, 2007 to the MB Financial Charitable Foundation.  As noted earlier, the decrease in our brokerage fee expense from the nine months ended September 30, 2007 to the comparable period in 2008 was primarily due to the sale of our third party brokerage business during the second quarter of 2007.

Income tax expense from continuing operations for the nine months ended September 30, 2008, decreased $26.1 million to a $4.0 million tax benefit compared to $22.1 million tax expense for the nine months ended September 30, 2007.  The decrease in income tax expense was primarily due to a $8.8 million adjustment due to the removal of valuation allowances on state net operating loss carryforwards and a reduction of state tax contingency reserves.  Not including these adjustments and a $300 thousand adjustment to our tax contingency reserves recorded during the nine months ended September 30, 2008, our effective tax rate was 13.9% for the nine months ended September 30, 2008.

10Q Index

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest Earning Assets:
Loans (1) (2)	$ 5,955,311	$ 87,422	5.84%	$ 5,268,014	$ 101,396	7.64%
Loans exempt from federal income taxes (3)	70,868	1,299	7.17	7,362	140	7.44
Taxable investment securities	911,034	10,569	4.64	983,795	11,983	4.87
Investment securities exempt from federal income taxes (3)	425,120	6,118	5.63	385,582	5,517	5.60
Federal funds sold	32,420	165	1.99	4,214	52	4.83
Other interest bearing deposits	16,065	84	2.08	4,848	63	5.16
Total interest earning assets	7,410,818	$ 105,657	5.67	6,653,815	$ 119,151	7.10
Assets available for sale	-			360,785
Non-interest earning assets	947,167			940,049
Total assets	$ 8,357,985			$ 7,954,649

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 1,285,293	$ 5,492	1.70%	$ 1,297,887	$ 10,930	3.34%
Savings deposits	384,059	270	0.28	417,341	763	0.73
Time deposits	3,640,049	31,454	3.44	2,941,884	36,249	4.89
Short-term borrowings	541,513	2,966	2.18	816,658	9,617	4.67
Long-term borrowings and junior subordinated notes	640,096	6,273	3.83	356,130	5,530	6.08
Total interest bearing liabilities	$ 6,491,010	$ 46,455	2.85	$ 5,829,900	$ 63,089	4.29
Non-interest bearing deposits	904,571			864,165
Liabilities held for sale	-			329,540
Other non-interest bearing liabilities	76,763			83,718
Stockholders' equity	885,641			847,326
Total liabilities and stockholders' equity	$ 8,357,985			$ 7,954,649
Net interest income/interest rate spread (4)		$ 59,202	2.82%		$ 56,062	2.81%
Taxable equivalent adjustment		2,596			1,979
Net interest income, as reported		$ 56,606			$ 54,083
Net interest margin (5)			3.04%			3.22%
Tax equivalent effect			0.14%			0.12%
Net interest margin on a fully tax equivalent basis (5)			3.18%			3.34%

(1)	Non-accrual loans are included in average loans
(2)	Interest income includes amortization of deferred loan origination fees of $1.8 million and $1.5 million for the three months ended September 30, 2008 and 2007, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $3.1 million, or 5.6%, to $59.2 million for the three months ended September 30, 2008, from $56.1 million for the three months ended September 30, 2007.  Tax-equivalent interest income decreased by $13.5 million, primarily due to the yield on average interest earning assets decreasing 143 basis points to 5.67%.  This decrease was partially offset by a $757.0 million increase in average interest earning assets.  Interest expense decreased by $16.6 million, primarily due to the rate on average interest bearing liabilities decreasing 144 basis points to 2.85%.  This decrease was partially offset by a $661.1 million increase in average interest bearing liabilities.  The yields on average interest earning assets and rates on average interest bearing liabilities decreased primarily due to a decrease in overall short-term interest rates.  The increases in average interest earning assets and interest bearing liabilities were due to organic growth.

10Q Index

The net interest margin expressed on a fully tax equivalent basis for the third quarter of 2008 decreased by 16 basis points from 3.34% in the third quarter of 2007, primarily due to our improved liquidity position, an increase in non-performing credits and fierce competition for deposits.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Interest Earning Assets:
Loans (1) (2)	$ 5,826,139	$ 267,631	6.14%	$ 5,112,671	$291,813	7.63%
Loans exempt from federal income taxes (3)	54,746	3,031	7.27%	10,046	618	8.11%
Taxable investment securities	872,679	30,541	4.67%	1,084,482	39,493	4.86%
Investment securities exempt from federal income taxes (3)	411,954	17,781	5.67%	368,213	15,712	5.63%
Federal funds sold	16,907	274	2.13%	9,055	354	5.16%
Other interest bearing deposits	16,597	279	2.25%	5,885	162	3.68%
Total interest earning assets	7,199,022	$ 319,537	5.93%	6,590,352	$ 348,152	7.06%
Assets available for sale	-			382,663
Non-interest earning assets	935,373			935,046
Total assets	$ 8,134,395			$ 7,908,061

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 1,249,186	$ 16,857	1.80%	$ 1,184,019	$ 27,953	3.16%
Savings deposits	388,217	982	0.34%	438,028	2,440	0.74%
Time deposits	3,314,362	94,535	3.81%	2,997,828	109,339	4.88%
Short-term borrowings	767,814	16,184	2.82%	785,368	27,625	4.70%
Long-term borrowings and junior subordinated notes	563,311	17,553	4.09%	367,855	16,746	6.00%
Total interest bearing liabilities	$ 6,282,890	$ 146,111	3.11%	$ 5,773,098	$ 184,103	4.26%
Non-interest bearing deposits	883,131			857,274
Liabilities held for sale	-			351,479
Other non-interest bearing liabilities	88,243			76,584
Stockholders' equity	880,131			849,626
Total liabilities and stockholders' equity	$ 8,134,395			$ 7,908,061
Net interest income/interest rate spread (4)		$ 173,426	2.82%		$ 164,049	2.80%
Taxable equivalent adjustment		7,284			5,715
Net interest income, as reported		$ 166,142			$ 158,334
Net interest margin (5)			3.08%			3.21%
Tax equivalent effect			0.14%			0.12%
Net interest margin on a fully tax equivalent basis (5)			3.22%			3.33%

(1)	Non-accrual loans are included in average loans
(2)	Interest income includes amortization of deferred loan origination fees of $5.3 million and $5.2 million for the nine months ended September 30, 2008 and 2007, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis increased $9.4 million, or 5.7%, to $173.4 million for the nine months ended September 30, 2008 from $164.0 million for the nine months ended September 30, 2007.  Tax-equivalent interest income decreased by $28.6 million, primarily due to the yield on average interest earning assets decreasing 113 basis points to 5.93%.  This decrease was partially offset by a $608.7 million increase in average interest earning assets.  Interest expense decreased by $38.0 million, primarily due to the rate on average interest bearing liabilities decreasing 115 basis points to 3.11%.  This decrease was partially offset by a $509.8 million increase in average interest bearing liabilities.  The yields on average interest earning assets and rates on average interest bearing liabilities decreased primarily due to a decrease in overall short-term interest rates.  The increases in average interest earning assets and interest bearing liabilities were primarily due to organic growth.

10Q Index

The net interest margin expressed on a fully tax equivalent basis for the nine months ended September 30, 2008, decreased by 11 basis points from 3.33% for the nine months ended September 30, 2007, primarily due to continued tight credit spreads on loans and fierce competition for deposits.

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

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	Compared to September 30, 2007			Compared to September 30, 2007
	Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Earning Assets:
Loans	$11,917	$(25,891)	$(13,974)	$37,287	$(61,469)	$(24,182)
Loans exempt from federal income taxes (1)	1,164	(5)	1,159	2,481	(68)	2,413
Taxable investment securities	(880)	(534)	(1,414)	(7,434)	(1,518)	(8,952)
Investment securities exempt from federal Income taxes (1)	555	46	601	1,899	170	2,069
Federal funds sold	159	(46)	113	201	(281)	(80)
Other interest bearing deposits	76	(55)	21	200	(83)	117
Total increase (decrease) in interest income	12,991	(26,485)	(13,494)	34,634	(63,249)	(28,615)

Interest Bearing Liabilities:
NOW and money market deposit accounts	(106)	(5,332)	(5,438)	1,468	(12,564)	(11,096)
Savings deposits	(56)	(437)	(493)	(251)	(1,207)	(1,458)
Time deposits	7,404	(12,199)	(4,795)	10,765	(25,569)	(14,804)
Short-term borrowings	(2,574)	(4,077)	(6,651)	(604)	(10,837)	(11,441)
Long-term borrowings and junior subordinated notes	3,282	(2,539)	743	7,151	(6,344)	807
Total increase (decrease) in interest expense	7,950	(24,584)	(16,634)	18,529	(56,521)	(37,992)
Increase (decrease) in net interest income	$5,041	$(1,901)	$3,140	$16,105	$(6,728)	$9,377

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets increased $523.9 million or 6.7% to $8.4 billion at September 30, 2008 from December 31, 2007.  Net loans increased by $456.7 million or 11.0%, on an annualized basis, to $6.0 billion at September 30, 2008 from December 31, 2007.  In aggregate, commercial related credits grew by $455.5 million, or 13.0% on a combined annualized basis.  See “Loan Portfolio” section below for further analysis.  Investment securities increased $42.8 million or 3.4% to $1.3 billion at September 30, 2008 from December 31, 2007.  In 2008, we securitized $50.9 million of residential real estate loans and held those securities in our investment portfolio.

Total liabilities increased by $496.8 million or 7.1% to $7.5 billion at September 30, 2008 from December 31, 2007.  Total deposits increased by $855.6 million or 15.5% to $6.4 billion at September 30, 2008 from December 31, 2007, primarily due to increases in certificates of deposit and brokerage deposit accounts of $329.4 million and $519.3 million, respectively.  Short-term borrowings decreased $592.6 million.  This decrease was primarily due to decreases in short-term Federal Home Loan Bank advances and federal funds purchased of $315.0 million and $170.0 million, respectively.  Long-term borrowings increased $270.7 million, primarily due to a $256.1 million increase in long-term Federal Home Loan Bank advances.

Total stockholders’ equity increased $24.6 million, or 2.8%, to $886.9 million at September 30, 2008 compared to $862.4 million at December 31, 2007, primarily due to a $22.2 million increase in retained earnings.  The increase in retained earnings was due to $41.0 million in net income, partially offset by $18.8 million in dividends paid.

10Q Index

At September 30, 2008, our total risk-based capital ratio was 11.65%; Tier 1 capital to risk-weighted assets ratio was 9.64% and Tier 1 capital to average asset ratio was 8.00%.  MB Financial Bank, N.A. was categorized as “Well-Capitalized” under the regulations of the Office of the Comptroller of the Currency at September 30, 2008.

Loan Portfolio

The following table sets forth the composition of the loan portfolio as of the dates indicated (dollars in thousands):

	September 30, 2008		December 31, 2007		September 30, 2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial related credits:
Commercial loans	$ 1,510,620	25%	$ 1,323,455	24%	$ 1,261,995	23%
Commercial loans collateralized by assignment of lease payments (lease loans)	609,101	10%	553,138	10%	453,340	8%
Commercial real estate	2,316,657	38%	1,994,312	36%	1,915,845	36%
Construction real estate	715,220	12%	825,216	14%	849,914	16%
Total commercial related credits	5,151,598	85%	4,696,121	84%	4,481,094	83%
Other loans:
Residential real estate	317,534	5%	372,787	6%	362,963	7%
Indirect motorcycle	155,045	2%	101,883	2%	97,677	2%
Indirect automobile	38,844	1%	44,428	1%	45,150	1%
Home equity	366,088	6%	347,676	6%	344,116	6%
Consumer loans	66,938	1%	52,732	1%	51,532	1%
Total other loans	944,449	15%	919,506	16%	901,438	17%

Gross loans (1)	6,096,047	100%	5,615,627	100%	5,382,532	100%
Allowance for loan losses	(88,863)		(65,103)		(61,122)
Net loans	$ 6,007,184		$ 5,550,524		$ 5,321,410

(1)
Gross loan balances at September 30, 2008, December 31, 2007, and September 30, 2007 are net of unearned income, including net deferred loan fees of $4.7 million, $3.7 million, and $2.9 million, respectively.

Commercial related credits increased by 13.0% on an annualized basis from December 31, 2007 to September 30, 2008 and by 15.0% from September 30, 2007.  In the second quarter of 2008, we securitized $50.9 million of residential real estate loans and held those securities in our investment portfolio.  Including the securitized loans, total loans grew by 12.6% on an annualized basis from December 31, 2007 to September 30, 2008, and 14.2% from September 30, 2007.  The strong growth in commercial related credits was due to new and existing customer demand.

Asset Quality

The following table presents a summary of non-performing assets as of the dates indicated (dollar amounts in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007
Non-performing loans:
Non-accrual loans	$ 115,716	$ 24,459	$ 23,901
Loans 90 days or more past due, still accruing interest	1,490	-	-
Total non-performing loans	117,206	24,459	23,901

Other real estate owned	3,821	1,120	566
Repossessed vehicles	108	179	288
Total non-performing assets	$ 121,135	$ 25,758	$ 24,755
Total non-performing loans to total loans	1.92%	0.44%	0.44%
Allowance for loan losses to non-performing loans	75.82%	266.17%	255.73%
Total non-performing assets to total assets	1.45%	0.33%	0.31%

The increase in non-performing loans from December 31, 2007 to September 30, 2008, was primarily due to the migration of potential problem loans to non-performing status during the nine months ended September 30, 2008.

10Q Index

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

The general loss reserve was $54.9 million as of September 30, 2008, and $56.2 million as of December 31, 2007.  The general loss reserve decreased, as a percentage of total loans, primarily due to potential problem construction real estate loans migrating to non-performing status during the nine months ended September 30, 2008, and the overall decrease in our construction real estate portfolio.  These decreases were partially offset by our loan growth during the nine months ended September 30, 2008.

Specific Reserves. Our allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.  The total specific reserve component of the allowance was $30.4 million as of September 30, 2008 and $6.0 million as of December 31, 2007.  The increase in specific reserve relates to the increase in impaired loans in the portfolio from December 31, 2007.

10Q Index

Smaller Balance Homogenous Loans. Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one year time horizon.  For improved accuracy, indirect vehicle loan losses are estimated using a combination of our historical loss statistics as well as industry loss statistics.  The reserves for smaller balance homogenous loans totaled $3.6 million at September 30, 2008, and $2.9 million at December 31, 2007.

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

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Balance at beginning of periods	$ 82,544	$ 59,058	$ 65,103	$ 58,983
Provisions for loan losses	18,400	4,500	53,140	11,313
Charge-offs	(12,724)	(3,395)	(31,801)	(11,794)
Recoveries	643	959	2,421	2,620
Balance	$ 88,863	$ 61,122	$ 88,863	$ 61,122

Total loans	$ 6,096,047	$ 5,382,532	$ 6,096,047	$ 5,382,532
Average loans	$ 6,026,179	$ 5,275,376	$ 5,880,885	$ 5,112,717
Ratio of allowance for loan losses to total loans	1.46%	1.14%	1.46%	1.14%
Net loan charge-offs to average loans (annualized)	0.80%	0.18%	0.67%	0.24%

Net charge-offs increased by $20.2 million to $29.4 million in the nine months ended September 30, 2008 from $9.2 million in the nine months ended September 30, 2007.  The increase in charge-offs was primarily due to the charge-off of four commercial loans, and the charge-off of two construction real estate loans during the nine months ended September 30, 2008.

Provision for loan losses increased by $41.8 million to $53.1 million in the nine months ended September 30, 2008 from $11.3 million in the same period of 2007.  The increase in our provision for loan losses was primarily due to the increases in non-performing loans and net charge-offs.  Also factoring into our provision was our loan growth during the nine months ended September 30, 2008.

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

10Q Index

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

We define potential problem loans as performing loans rated substandard or doubtful, that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of September 30, 2008, and December 31, 2007 were approximately $73.8 million, and $87.6 million, respectively.

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

10Q Index

Lease investments by categories follow (in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007
Direct finance leases:
Minimum lease payments	$ 54,200	$ 52,150	$ 43,953
Estimated unguaranteed residual values	6,742	6,029	5,560
Less: unearned income	(6,439)	(6,675)	(5,330)
Direct finance leases (1)	$ 54,503	$ 51,504	$ 44,183

Leveraged leases:
Minimum lease payments	$ 33,140	$ 34,172	$ 31,804
Estimated unguaranteed residual values	4,977	4,830	4,394
Less: unearned income	(3,164)	(3,547)	(2,936)
Less: related non-recourse debt	(31,166)	(31,755)	(29,579)
Leveraged leases (1)	$ 3,787	$ 3,700	$ 3,683

Operating leases:
Equipment, at cost	$ 183,418	$ 151,663	$ 148,441
Less: accumulated depreciation	(65,944)	(54,342)	(57,771)
Lease investing, net	$ 117,474	$ 97,321	$ 90,670

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $27.1 million at September 30, 2008, $12.5 million at December 31, 2007 and $16.3 million at September 30, 2007.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,184 leases at September 30, 2008 compared to 1,969 leases at December 31, 2007 and 1,892 leases at September 30, 2007.

The average residual value per lease schedule was approximately $20 thousand at September 30, 2008, compared to $18 thousand at December 31, 2007, and at September 30, 2007.  The average residual value per master lease schedule was approximately $171 thousand at September 30, 2008, compared to $152 thousand at December 31, 2007, and $147 thousand as September 30, 2007.

10Q Index

At September 30, 2008, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct Finance Leases	Leveraged Leases	Operating Leases	Total
End of initial lease term December 31,
2008	$ 688	$ 24	$ 2,097	$ 2,809
2009	1,378	862	5,447	7,687
2010	1,761	2,506	6,703	10,970
2011	1,974	1,415	9,893	13,282
2012	299	102	4,671	5,072
2013 and thereafter	642	68	3,663	4,373
	$ 6,742	$ 4,977	$ 32,474	$ 44,193

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At September 30, 2008		At December 31, 2007		At September 30, 2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury securities	$ -	$ -	$ -	$ -	$ -	$ -
U.S. Government agencies	206,429	209,350	305,768	310,538	326,504	328,040
States and political subdivisions	428,610	430,120	407,973	412,302	396,896	397,807
Mortgage-backed securities	568,054	569,947	435,743	438,056	489,219	487,747
Corporate bonds	7,764	6,990	12,797	13,057	22,120	22,006
Equity securities	3,557	3,524	3,446	3,460	9,950	9,892
Debt securities issued by foreign governments	301	298	299	301	298	298
Total	$ 1,214,715	$ 1,220,229	$ 1,166,026	$ 1,177,714	$ 1,244,987	$ 1,245,790

We do not have any meaningful direct or indirect holdings of subprime residential mortgage loans, home equity lines of credit, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.  Additionally, more than 99% of our mortgage-backed securities are agency guaranteed.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from continuing operating activities primarily include net income for the quarter, adjusted for items in net income that did not impact cash.  Net cash provided by continuing operating activities decreased by $11.9 million to $76.1 million for the nine months ended September 30, 2008, from $87.9 million for the nine months ended September 30, 2007.  The decrease was primarily due to changes in other assets and other liabilities, resulting primarily from changes in deferred tax assets and liabilities.

Cash used in continuing investing activities reflects the impact of loan and investment activity related to the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the nine months ended September 30, 2008, the Company had net cash flows used in continuing investing activities of $620.5 million, compared to net cash flows used in continuing investing activities of $110.8 million for the nine months ended September 30, 2007.  The change in cash flows from continuing investing activities was primarily due to a decrease in the proceeds from our investment portfolio during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  Additionally, the funding of our loan growth during the nine months ended September 30, 2008 contributed to the change in cash flows from continuing investing activities.

Cash flows from continuing financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the nine months ended September 30, 2008, the Company had net cash flows provided by continuing financing activities of $518.4 million, compared to net cash used in continuing financing activities of $3.1 million for the nine months ended September 30, 2007.

10Q Index

The change in cash flows from continuing financing activities was primarily due to increases in deposits and long-term borrowings.  The Company used the funds generated from the increase in deposits and long-term borrowings to fund its loan growth and paydown its short-term debt during the nine months ended September 30, 2008.  During the third quarter of 2008 we improved our liquidity position as a result of an increase in customer deposits of $233.5 million, and a reduction in short-term borrowings of $379.1 million.  In addition, we lengthened the maturities on both customer and brokered certificates of deposits.

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

In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at September 30, 2008, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $500 million for a short time from these banks on a collective basis.  Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and as of September 30, 2008, has the ability to borrow an additional $168.9 million from the Federal Home Loan Bank.  We also have a $30 million correspondent bank line of credit at the holding company level.  See Note 9 to the Consolidated Financial Statements.  The Company can also use the Federal Reserve Discount Window and the Federal Reserve Term Auction Funds for short-term funding.  Each auction is for a fixed amount and the rate is determined by the auction process.  These borrowings are primarily collateralized by commercial and indirect vehicle loans with unpaid principal balances aggregating no less than 200% of the outstanding advances from the Federal Reserve Term Auction and 100% of the outstanding advances from the Federal Reserve Discount Window.  As of September 30, 2008, the Company has the ability to borrow a total of $483.5 million from the Federal Reserve Discount Window and the Federal Reserve Term Auction.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, the temporary curtailment of lending activities, or selling loans.

The following table summarizes our significant contractual obligations and other potential funding needs at September 30, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Time deposits	$ 3,732,215	$ 2,830,908	$ 793,386	$ 96,235	$ 11,686
Long-term borrowings	479,548	44,549	188,974	52,416	193,609
Junior subordinated notes issued to capital trusts	158,872	-	-	-	158,872
Operating leases	26,365	3,108	4,363	3,111	15,783
Capital expenditures	1,211	1,211	-	-	-
Total	$ 4,398,211	$ 2,879,776	$ 986,723	$ 151,762	$ 379,950

Commitments to extended credit and letters of credit	$ 1,909,506

At September 30, 2008, the Company’s total risk-based capital ratio was 11.65%; Tier 1 capital to risk-weighted assets ratio was 9.64% and Tier 1 capital to average asset ratio was 8.00%.  MB Financial Bank, N.A. was categorized as “Well-Capitalized” under the regulations of the Office of the Comptroller of the Currency at September 30, 2008.

Recent Developments

In response to the financial crisis affecting the banking and financial markets, in October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U. S. Department of Treasury (the “Treasury”) will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U. S. financial markets.  In addition, the Treasury announced that it will be purchasing equity stakes in U.S. financial institutions.

10Q Index

Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock issued by these institutions, in an amount equal to not less than 1% of the institution’s risk-weighted assets and not more than the lesser of 3% of the institution’s risk-weighted assets and $25 billion.  In conjunction with the purchase of an institution’s preferred stock, the Treasury will receive warrants to purchase the institution’s common stock with an aggregate market value equal to 15% of the total amount of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation for the period during which the Treasury holds equity securities issued under the TARP Capital Purchase Program and be restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury.     We have applied for participation in the TARP Capital Purchase Program and have received preliminary approval to sell preferred shares to the Treasury.  We are currently reviewing the Security Purchase Agreement and other related documents drafted by the Treasury and are carefully considering our participation in the TARP Capital Purchase Program.

In addition, the Federal Deposit Insurance Corporation (the “FDIC”) has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012 (together, the “Temporary Liquidity Guarantee Program”).  Financial institutions have until December 5, 2008 to opt out of either or both components of the Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program for institutions that do not opt is available at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. We are carefully considering our participation in the Temporary Liquidity Guarantee Program, but have not yet made a definitive decision as to the extent to which we will participate in the program.

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

10Q Index

(8) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (9) our ability to access cost-effective funding; (10) changes in financial markets; (11) changes in economic conditions in general and in the Chicago metropolitan area in particular; (12) the costs, effects and outcomes of litigation; (13) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the financial services industry; (14) changes in accounting principles, policies or guidelines; (15) our future acquisitions of other depository institutions or lines of business.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

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

10Q Index

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2008 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2008 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 7%, 8% and 8%, respectively, in the first three months, 19%, 21%, and 21%, respectively, in the next nine months, 56%, 59% and 57%, respectively, from one year to five years, and 18%, 12%, and 14%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 92 Days	93 -365 Days	1 - 5 Years	Over 5 Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$ 5,017	$ 275	$ 751	$ -	$ 6,043
Investment securities	209,694	178,904	562,024	333,520	1,284,142
Loans (1)	3,234,604	753,909	2,030,475	77,059	6,096,047
Total interest earnings assets	$ 3,449,315	$ 933,088	$ 2,593,250	$ 410,579	$ 7,386,232
Interest Bearing Liabilities:
NOW and money market deposit accounts	$ 99,749	$ 271,733	$ 776,934	$ 178,058	$ 1,326,474
Savings deposits	29,080	77,819	216,970	51,698	375,567
Time deposits	961,307	1,869,601	891,028	10,279	3,732,215
Short-term borrowings	49,571	167,866	145,302	22,348	385,087
Long-term borrowings	102,392	33,326	341,618	2,212	479,548
Junior subordinated notes issued to capital trusts	152,082	-	6,790	-	158,872
Total interest bearing liabilities	$ 1,394,181	$ 2,420,345	$ 2,378,642	$ 264,595	$ 6,457,763
Rate sensitive assets (RSA)	$ 3,449,315	$ 4,382,403	$ 6,975,653	$ 7,386,232	$ 7,386,232
Rate sensitive liabilities (RSL)	1,394,181	3,814,526	6,193,168	6,457,763	6,457,763
Cumulative GAP	2,055,134	567,877	782,485	928,469	928,469
(GAP=RSA-RSL)
RSA/Total assets	41.27%	52.43%	83.45%	88.37%	88.37%
RSL/Total assets	16.68%	45.64%	74.09%	77.26%	77.26%
GAP/Total assets	24.59%	6.79%	9.36%	11.11%	11.11%
GAP/RSA	59.58%	12.96%	11.22%	12.57%	12.57%
(1)	Balances in the 0 – 92 Days column include approximately $1.5 billion of loans with interest rates that are at or near interest rate floors.

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

10Q Index

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual Changes in Levels of Interest Rates		Changes in Net Interest Income Over One Year Horizon
		At September 30, 2008		At December 31, 2007
		Dollar Change	Percentage Change	Dollar Change	Percentage Change
+	2.00%	$ 9,702	4.20%	$ 502	0.23%
+	1.00	5,254	2.30	736	0.33
	-1.00	595	0.30	384	0.17

Changes in net interest income between September 30, 2008 and December 31, 2007 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

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

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2008 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended September 30, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. - Risk Factors

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

10Q Index

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

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008.  Many lending institutions have experienced declines in the performance of their loans, including construction loans and commercial real estate loans.  Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years.  These conditions may have a material adverse effect on our financial condition and results of operations.  In addition, as a result of the foregoing factors, there is a potential for new laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.  Negative developments in the financial industry and the impact of new legislation and regulations in response to those developments could restrict our business operations, including our ability to originate loans, and adversely impact our results of operations and financial condition.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) authorizes the U.S. Treasury Department (the “Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program (”TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions.

The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000.  This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.  In addition, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.  Financial institutions have until December 5, 2008 to opt out of these two programs.  The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system.

The EESA and the other regulatory initiatives described above may not have their desired effects.  If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and  results of operations could be materially and adversely impacted.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.

10Q Index

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital, if needed or desired, and on our business, financial condition and results of operations.

Other than as set forth above, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table sets forth information for the three months ended September 30, 2008 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1, 2008 - July 31, 2008	3,886	22.67	-	666,730

August 1, 2008 - August 31, 2008	4,459	26.48	-	666,730

September 1, 2008 - September 30, 2008	2,284	33.39	-	666,730
Total	10,629	26.57	-
(1)	Represents shares of restricted stock withheld upon vesting to satisfy tax withholding obligations.

Item 6. – Exhibits

See Exhibit Index.

10Q Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC

Date: November 7, 2008	By: /s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2008	By: /s/ Jill E. York
Jill E. York
Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

10Q Index

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

10.3	Employment Agreement between MB Financial Bank, N.A. and Burton Field*
10.3A	Change in Control Severance Agreement between MB Financial Bank, N.A. and Burton Field*
10.4

Form of Change of Control Severance Agreement between MB Financial Bank, National Association and each of Thomas Panos, Jill E. York and Thomas P. Fitzgibbon, Jr. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-24566-01))

10Q Index

EXHIBIT INDEX
Exhibit Number	Description
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

10Q Index

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

10Q Index

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

10Q Index