Form 10-K
period 2008-12-31
MB FINANCIAL INC     /MD
filed 2009-02-27
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

    Non-accelerated filer                                            ☐(Do not check if a smaller reporting company)                                Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                  Yes☐  No☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $722,242,874 as of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.

There were issued and outstanding 34,934,157 shares of the Registrant’s common stock as of February 27, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the definitive Proxy Statement to
be used in conjunction with the Registrant’s	Part III
2009 Annual Meeting of Stockholders.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2008

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following (1) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses; (2) competitive pressures among depository institutions; (3) interest rate movements and their impact on customer behavior and net interest margin; (4) the impact of repricing and competitors' pricing initiatives on loan and deposit products; (5) fluctuations in real estate values; (6) the ability to adapt successfully to technological changes to meet customers' needs and developments in the market place; (7) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (8) our ability to access cost-effective funding; (9) changes and volatility in financial markets; (10) changes in economic conditions in general and in the Chicago metropolitan area in particular; (11) the costs, effects and outcomes of litigation; (12) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the financial services industry; (13) changes in accounting principles, policies or guidelines; (14) our future acquisitions of other depository institutions or lines of business.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

General

MB Financial, Inc., headquartered in Chicago, Illinois, is a financial holding company with 72 banking offices located primarily in the Chicago area.  The words "MB Financial,"  "the Company," "we," "our" and "us" refer to MB Financial, Inc. and its wholly owned subsidiaries, unless we indicate otherwise.  Our primary market is the Chicago metropolitan area, in which we operate 71 banking offices through our bank subsidiary, MB Financial Bank, N.A. (MB Financial Bank).  MB Financial Bank also has one banking office in the city of Philadelphia.  Through MB Financial Bank, we offer a broad range of financial services primarily to small and middle market businesses and individuals in the markets that we serve.  Our primary lines of business include commercial banking, retail banking and wealth management.  As of December 31, 2008, we had total assets of $8.8 billion, deposits of $6.5 billion, stockholders’ equity of $1.1 billion, an asset management and trust department with approximately $3.3 billion in assets under management, including approximately $702.1 million that represents our own investment accounts under management, and a broker/dealer subsidiary, Vision Investment Services, Inc., with $479.2 million in assets under administration.

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

We have continued to grow subsequent to the Old MB Financial-MidCity Financial merger.  In April 2002, we acquired First National Bank of Lincolnwood, based in Lincolnwood, Illinois, and its parent, First Lincolnwood Corporation, for approximately $35.0 million in cash.  In August 2002, we acquired Chicago-based LaSalle Systems Leasing, Inc. and its affiliated company, LaSalle Equipment Limited Partnership (which we sometimes refer to below collectively as “LaSalle”) for consideration comprised of $5.0 million of our

10k Index

common stock and cash of $30.7 million paid at the time of closing, plus deferred payments of $3.5 million that were tied to LaSalle’s operating results for the four-year period subsequent to the acquisition date.  In February 2003, we acquired South Holland Trust & Savings Bank, based in South Holland, Illinois, and its parent, South Holland Bancorp, Inc., for $93.1 million in cash.  In May 2004, we acquired First Security Federal Savings Bank, based in Chicago, Illinois, and its parent, First SecurityFed Financial, Inc., for $140.2 million.  The purchase price was paid through a combination of cash and our common stock totaling $73.3 million and $66.9 million, respectively.  In August 2006, we acquired Oak Brook Bank, based in Oak Brook, Illinois, and its parent First Oak Brook Bancshares, Inc. (FOBB), for $371.0 million. The purchase price was paid through a combination of cash and our common stock totaling $74.1 million and $296.9 million, respectively.  First National Bank of Lincolnwood, South Holland Trust & Savings Bank, First Security Federal Savings Bank, and Oak Brook Bank, had assets of approximately $227.5 million, $560.3 million, $576.0 million, and $2.6 billion, respectively, as of their acquisition dates, and all were merged into MB Financial Bank.  In April 2008, we purchased an 80% interest in Cedar Hill Associates, LLC (Cedar Hill), an asset management firm located in Chicago, Illinois, with approximately $960 million in assets under management.

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

MB Financial Bank, our largest subsidiary, has seven wholly owned subsidiaries with significant operating activities: MB Financial Center LLC; MB Financial Community Development Corporation; MBRE Holdings LLC; LaSalle Systems Leasing, Inc.; Vision Investment Services, Inc.; Cedar Hill Associates, LLC; and Ashland Management LLC.

MB Financial Center LLC is used to manage the real estate activities of our operations center located in Rosemont, Illinois (See Item 2. Properties for additional information).

MB Financial Community Development Corporation engages in community lending and makes equity investments to facilitate the construction and rehabilitation of housing in low-to-moderate income neighborhoods in MB Financial Bank’s market area.

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

Vision Investment Services, Inc. (Vision) is registered with the Securities and Exchange Commission as a broker/dealer, is a member of the National Association of Securities Dealers, is a member of the Securities Investor Protection Corporation, and is a licensed insurance agency.  Vision has two wholly owned subsidiaries; Vision Insurance Services, Inc. and Vision Asset Management, Inc.  Vision Insurance Services, Inc. is a licensed insurance agency which functions as a distribution firm for certain annuity products, whereas Vision Asset Management, Inc. is a Registered Investment Advisor with the Securities and Exchange Commission.  Vision was acquired in connection with our February 2003 acquisition of South Holland Trust & Savings Bank (South Holland).  Vision provides both institutional and retail clients with investment and wealth management services.  It had $479.2 million in assets under administration at December 31, 2008.

10k Index

Cedar Hill is an asset management firm located in Chicago, Illinois, with approximately $807.1 million in assets under management at December 31, 2008.

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

Recent Developments

On February 27, 2009, we will pay a cash dividend, distributing $0.12 per share to shareholders of record as of February 13, 2009.

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

Commercial Banking.  Our commercial banking group focuses on serving small and middle market businesses, primarily located in the Chicago metropolitan area.  We provide a full set of credit, deposit, and treasury management products to these companies.  In general, our credit products are specifically designed for companies with annual revenues between $5 million and $100 million and credit needs of up to $25 million.  We have a broad range of credit products for our target market, including working capital loans and lines of credit; accounts receivable; inventory and equipment financing; industrial revenue bond financing; business acquisition loans; owner occupied real estate loans; and financial, performance and commercial letters of credit.  Our deposit and treasury management products are designed for companies with annual revenues up to $500 million and include: internet products for businesses, investment sweep accounts, zero balance accounts, automated tax payments, ATM access, merchant credit card processing, telephone banking, lockbox, automated clearing house transactions, account reconciliation, controlled disbursement, detail and general information reporting, wire transfers, a variety of international banking services, and checking accounts.  We also provide a full set of credit, deposit and treasury management services for real estate operators and investors.

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

Additionally, LaSalle, a subsidiary of MB Financial Bank, primarily focuses on leasing technology-related equipment to middle market and large “Fortune 1000” businesses throughout the United States and provides us the additional ability to directly originate leases.  LaSalle is a 28-year old organization that banked with MB Financial Bank since its inception, prior to being acquired by us in 2002.  LaSalle’s experienced leasing personnel enhance our ability to originate leases, and expand the products that we offer our commercial banking customers.

10k Index

Retail Banking.  The target market for our retail banking group is individuals who live or work near our banking offices.  We offer a full set of personal banking products to these individuals, including checking accounts, savings accounts, NOW and money market accounts, time deposit accounts, secured and unsecured consumer loans, residential mortgage loans, Internet banking and a variety of fee for service products, such as money orders and travelers’ checks.  As our customers’ needs change, we adjust our product offerings accordingly, and develop new products to differentiate ourselves from our competitors.  To offer our customers additional convenience, beginning in 2005, we expanded our banking hours (including Sundays in some locations), provided a 7:00 PM cut-off time for deposits to accelerate cash availability for our customers, and introduced our ATM Freedom product that allows free ATM transactions anytime and anywhere in the world.  In 2008, we opened a limited number of supermarket branches in the Chicago metropolitan area.

Wealth Management.  Our Wealth Management Group provides coordinated and integrated delivery of investment management, trust, brokerage and private banking services.  Our asset management and trust department offers a wide range of financial services, including personal trust, investment management, custody, estate settlement, guardianship, tax-deferred exchange and retirement plan services.  Our private banking department provides qualified clients with personalized, “high touch” banking products and services, including a private banker as a single point of contact for all their financial needs.  MB Financial Bank subsidiaries Cedar Hill Associates and Vision Investment Services provide clients with non-FDIC insured investment alternatives and insurance products.

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

Commercial real estate lending typically involves higher principal amounts than other types of loans and the repayment of such a loan is often dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan.  These loans may therefore be more adversely affected by conditions in real

10k Index

estate markets or in the economy in general.  For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained, renewed or modified from their original terms, the borrower’s ability to repay a loan may be impaired.  In addition, many commercial real estate loans are not fully amortized over the loan period, but have balloon payments due at maturity.  A borrower’s ability to make a balloon payment typically will depend on their ability to either refinance the loan or complete a timely sale of the underlying property.

Construction Real Estate.  We provide construction loans for the acquisition and development of land for further improvement of condominiums, townhomes, and one-to-four family residences.  We also provide acquisition, development and construction loans for retail and other commercial purposes, primarily in our market areas.  With regard to construction lending, there were fewer new loans made during 2008 compared to prior years due to the economic environment.  Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion.  Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, our estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness.  If our estimate of the value of a project at completion proves to be overstated, we may have inadequate security for repayment of the loan and we may incur a loss.

Lease Loans.  We lend money to small and mid-size independent leasing companies to finance the debt portion of leases (which we refer to as lease loans).  A lease loan arises when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee.  Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment.  For this reason, we underwrite lease loans by examining the creditworthiness of the lessee rather than the lessor.  Generally, lease loans are secured by an assignment of lease payments and a security interest in the equipment being leased.  As with commercial loans secured by equipment, equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value.  We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for repayment of all required amounts under lease loans.  In the event of default, it is unlikely that the proceeds from the sale of leased equipment will be sufficient to satisfy the outstanding unpaid amounts under terms of the lease loan.

The lessee acknowledges the bank’s security interest in the leased equipment and normally agrees to send lease payments directly to us.  Lessees tend to be Fortune 1000 companies and have an investment grade public debt rating by Moody’s or Standard & Poors or the equivalent, though, we also provided credit to below investment grade and non-rated companies as well.  If the lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other customer.  Lease loans almost always are fully amortizing, with maturities typically ranging from three to five years.  Loan interest rates are fixed.

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

Residential Real Estate.  We also originate fixed and adjustable rate residential real estate loans secured by one to four family homes.  Terms of first mortgages range from five to thirty years.  Terms for second mortgages range from five to ten years.  In deciding whether to make a residential real estate loan, we consider the qualifications of the borrower as well as the value of the underlying property.  Our general practice is to sell the majority of our newly originated fixed-rate residential real estate loans shortly after they are funded, and to hold in portfolio the majority of adjustable rate residential real estate loans.

Consumer Lending.  Our consumer loan portfolio is primarily focused on home equity lines of credit, fixed-rate second mortgage loans, indirect vehicle loans, and to a lesser extent, direct motorcycle loans and secured and unsecured consumer loans.  Home equity lines of credit are generally extended up to 80% of the appraised value of the property, less existing liens.  Indirect vehicle loans represent consumer loans made primarily through a network of Harley Davidson motorcycle dealers in 44 states. To a lesser extent we originate consumer loans for other motorcycle dealers and a few local auto dealerships.  Consumer loans typically have shorter terms and lower balances with higher yields as compared to residential real estate loans, but carry a higher risk of default.  Terms for second mortgages typically range from five to ten years.  Consumer loan collections are dependent on the

10k Index

borrower’s continuing financial stability, and thus, are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

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

Personnel

As of December 31, 2008, we and our subsidiaries employed a total of 1,342 full-time equivalent employees.  We consider our relationship with our employees to be good.

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

The Bank Holding Company Act generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks.  The list of activities permitted by the Federal Reserve Board includes, among other things: lending; operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-

10k Index

operating basis; selling money orders, travelers’ checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.  These activities may also be affected by federal legislation.

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

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets.  Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk.  The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%.  Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2008 were 12.07% and 14.08%, respectively.

The Federal Reserve Board’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets.  The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2008, we had a leverage ratio of 9.85%.

10k Index

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

As of December 31, 2008, our subsidiary bank met the requirements to be classified as “well-capitalized.”

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

On December 5, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program of the United States Department of the Treasury (“Treasury”), the Company sold to Treasury 196,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation preference amount of $1,000 per share, for a purchase price of $196.0 million in cash and (ii) issued to Treasury a ten-year warrant to purchase 1,012,048 shares of the Company’s common stock  at an exercise price of $29.05 per share.

The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) pay a quarterly cash dividend on our common stock of more than $0.18 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock, other than the Series A Preferred Stock, or trust preferred securities.  In addition, under the terms of the Series A Preferred Stock, we may not pay dividends on our common stock at any time we are in arrears on the dividends payable on the Series A Preferred Stock.  Dividends on the Series A Preferred Stock are payable quarterly at a rate of 5% per annum for the first five years and a rate of 9% per annum thereafter if not redeemed prior to that time.

10k Index

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

The FDIC’s regulations for risk-based deposit insurance assessments establish four Risk Categories. The FDIC regards well-capitalized institutions that are financially sound with only a few minor weaknesses, including MB Financial Bank, as Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF and pay progressively higher rates.  For the first quarter of 2009, Risk Category I institutions will pay quarterly assessments for deposit insurance at annual rates of 12 to 14 basis points.  With advance notice to insured institutions, rates are subject to change.  Within Risk Category I, the precise rate for an individual institution with less than $10 billion in assets is generally determined by a formula using CAMELS ratings, which are assigned in examinations, and financial ratios.  A different method applies for larger institutions.  The rate for an individual institution is applied to its assessment base, consisting generally of its deposit liabilities subject to certain adjustments.

In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. For Risk Category I institutions, the FDIC proposes (i) to determine the initial base assessment rate using a combination of weighted-average CAMELS component ratings and the financial ratios method assessment rate (as defined), each equally weighted and (ii) to revise the uniform amount and the pricing multipliers. The FDIC also proposes to introduce three adjustments that could be made to an institution’s initial base assessment rate, including (i) a potential decrease of up to 2 basis points for long-term unsecured debt, including senior and subordinated debt, (ii) a potential increase for secured liabilities in excess of 15% of domestic deposits and (iii) for non-Risk Category I institutions, a potential increase for brokered deposits in excess of 10% of domestic deposits.  The FDIC also proposes, effective April 1, 2009, initial base assessment rates for Risk Category I institutions of 10 to 14 basis points. After the effect of potential base-rate adjustments, the annualized assessment rate for Risk Category I institutions would range from 8 to 21 basis points. A final rule related to this proposal is expected to be issued during the first quarter of 2009. The Company cannot provide any assurance as to the amount of any proposed increase in its deposit insurance premium rate, should such an increase occur, as such changes are dependent upon a variety of factors beyond the Company’s control.

FDIC insurance expense totaled $1.9 million and $664.0 thousand in 2008 and 2007, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments related to outstanding FICO bonds. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings & Loan Insurance Corporation. Under the Federal Deposit Insurance Reform Act of 2005, which became law in 2006, MB Financial Bank received a one-time assessment credit of $5.3 million to be applied against future deposit insurance assessments, subject to certain limitations. This credit was utilized to offset $2.1 million of deposit insurance assessments during 2007 and $3.1 million of assessments during 2008. The assessment credits were utilized as of December 31, 2008.

Temporary Liquidity Guarantee Program.  On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier

10k Index

of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for the Transaction Account Guarantee Program is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  On December 5, 2008, the Company elected not to opt-out of either guarantee program.  The FDIC has announced that for an additional premium, it will extend the TLG Program through October 2009, but no regulations have been published in proposed or final form.

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

10k Index

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

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2009.  Further deterioration in economic conditions, particularly within the Chicago area, could result in the following consequences, among others, any of which could hurt our business materially:

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

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued into 2009.  In addition, as a consequence of the recession that the United

10k Index

States now finds itself in, business activity across a wide range of industries face serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly.

As a result of these economic crises, many lending institutions, including us, have experienced declines in the performance of their loans, including construction loans and commercial real estate loans.  In addition, the values of real estate collateral supporting many loans have declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years.  These conditions may have a material adverse effect on our financial condition and results of operations.  In addition, as a result of the foregoing factors, there is a potential for new laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations.  Negative developments in the financial industry and the impact of new legislation and regulations in response to those developments could restrict our business operations, including our ability to originate loans, and adversely impact our results of operations and financial condition.  Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.

The recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) authorizes the U.S. Treasury Department (the “Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a Troubled Asset Relief Program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury has purchased preferred equity securities from participating institutions, including $196.0 million of our preferred stock.  The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000.  This increase is in place until the end of 2009.

The EESA followed, and has been followed by, numerous actions by the Board of Governors of the Federal Reserve System, the U.S. Congress, Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007.  These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.  In addition, Treasury recently announced its Financial Stability Plan to attack the current credit crisis, and President Obama has signed into law the American Recovery and Reinvestment Act (the “ARRA”).  The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system, improve the flow of credit and foster an economic recovery.  The regulatory and legislative initiatives described above may not have their desired effects, however.  If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

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

10k Index

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

• changes in economic and industry conditions; and

• the duration of the loan.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

• our general reserve, based on our historical default and loss experience;

• our specific reserve, based on our evaluation of non-performing loans and their underlying collerateral; and

• current macroeconomic factors and model imprecision factors.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

As of December 31, 2008, approximately 85% of our loan portfolio consisted of commercial-related credits, consisting of commercial loans, commercial loans collateralized by the assignment of lease payments, commercial real estate loans and construction loans.  See “Item 1. Business—Lending Activities.”

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

10k Index

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

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that our existing capital resources will satisfy our capital requirements for the foreseeable future.  We may at some point need to raise additional capital to support continued growth or losses, both internally and through acquisitions.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, we cannot make assurances of our ability to raise additional capital if needed, or if the terms will be acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Our wholesale funding sources may prove insufficient to replace deposits or support our future growth.

We must maintain sufficient funds to respond to the needs of depositors and borrowers.  As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments.  As we continue to grow, we may become more dependent on these sources, which include brokered certificates of deposit, repurchase agreements, federal funds purchased, Federal Reserve term auction funds and Federal Home Loan Bank advances.  Adverse operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity.  Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our operating margins and profitability would be adversely affected.

Since our business is concentrated in the Chicago metropolitan area, a further decline in the economy of this area may adversely affect our business.

Except for our lease banking activities which are nationwide, our lending and deposit gathering activities are concentrated primarily in the Chicago metropolitan area.  Our success depends on the general economic conditions of this metropolitan area and its surrounding areas.

Many of the loans in our portfolio are secured by real estate.  Most of these loans are secured by properties located in the Chicago metropolitan area.  Continued deterioration in the real estate markets where collateral for a mortgage loan is located could adversely affect the borrower's ability to repay the loan and the value of the collateral securing the loan.  Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as tornados.

10k Index

Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

We may experience future goodwill impairment.

If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are based on a complex model using, among other things, cash flows and company comparisons.  To the extent our market capitalization (market value of total common shares outstanding) is less than the book value of our total stockholders’ equity (which it was not as of December 31, 2008 but was as of February 27, 2009), this will be considered, along with other pertinent factors, in determining whether goodwill is impaired.  If our estimates of future cash flows or other components of our fair value calculations are inaccurate, the fair value of goodwill reflected in our financial statements could be inaccurate and we could be required to take asset impairment charges, which could have a material adverse effect on our results of operations and financial condition.

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

10k Index

Because of our participation in the CPP under the EESA, we are subject to several restrictions, including restrictions on compensation paid to our executive officers and other key employees.

Our ability to retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the Troubled Asset Recovery Program, and will generally continue to apply for as long as any obligation arising from financial assistance provided under TARP, including preferred stock issued under the Capital Purchase Program, remains outstanding. These ARRA restrictions will not apply to any Troubled Asset Recovery Program recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) does not hold any preferred stock or warrants to purchase common stock of such recipient. As a result of our participation in the Capital Purchase Program, the restrictions and standards set forth in Section 7001 of the ARRA shall be applicable to us, subject to regulations promulgated by the U.S. Treasury. Such restrictions and standards may further impact management's ability to compete with financial institutions that are not subject to the same limitations as us under Section 7001 of the ARRA.

    Our business, financial condition or results of operations could be materially adversely affected by the loss of any of its key employees, or our inability to attract and retain skilled employees.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We conduct our business at 72 retail banking center locations, with 71 in the Chicago metropolitan area and one in Philadelphia, Pennsylvania.  We own 37 of our banking center facilities.  The other facilities are leased for various terms.  All of our branches have ATMs, and we have 10 additional ATMs at other locations in the Chicago metropolitan area.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.

Set forth below is information relating to each of our offices as of December 31, 2008.  The total net book value of our premises and equipment (including land and land improvements, buildings, furniture and equipment, and buildings and leasehold improvements) at December 31, 2008 was $186.5 million.

10k Index

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
5750 West 87th Street, Burbank, Illinois
7000 County Line Road, Burr Ridge, Illinois
8300 S. Madison St., Burr Ridge, Illinois
600 W. Plainfield Rd., Countryside, Illinois
1100 E. Exchange Ave., Crete, Illinois (1)
2401 75th St. Darien, Illinois
14121 Chicago Road, Dolton, Illinois
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

10k Index

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
6111 North River Road, Rosemont, Illinois (3)
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
16255 South Harlem Avenue, Tinley Park, Illinois
18299 South Harlem Avenue, Tinley Park, Illinois
16039 South Harlem Avenue, Tinley Park, Illinois (1)
28W571 Batavia Rd., Warrenville, Illinois (1)
212 S. West St., Wheaton, Illinois

Pennsylvania
7918 Bustleton Avenue, Philadelphia, Pennsylvania

(1)	Leased facilities.
(2)	Land under building site is leased; other land and buildings are owned.
(3)	The Company owns the building. However, the first floor is under a master lease agreement to a third party. The branch leases the space from the third party.

We also have non-bank office locations in Chicago, Illinois, Paramus, New Jersey, Troy, Michigan, Columbus, Ohio, and Freeport, The Bahamas.  The Chicago office is used as the headquarters for Cedar Hill.  The Paramus location is used as part of our lease banking services.  The Troy and Columbus locations are used only as part of LaSalle’s business.  The Freeport office houses the headquarters for MBRE Holdings LLC.  None of these locations provide banking services to our customers.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

10k Index

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MBFI”.  There were approximately 1,650 holders of record of our common stock as of December 31, 2008.

The following table presents quarterly market price information and cash dividends paid per share for our common stock for 2008 and 2007:

	Market Price Range
	High	Low	Dividends Paid
2008
Quarter ended December 31, 2008	$34.59	$20.43	$0.18
Quarter ended September 30, 2008	$44.29	$18.76	$0.18
Quarter ended June 30, 2008	$32.59	$22.47	$0.18
Quarter ended March 31, 2008	$33.30	$25.41	$0.18
2007
Quarter ended December 31, 2007	$36.52	$29.13	$0.18
Quarter ended September 30, 2007	$37.88	$31.15	$0.18
Quarter ended June 30, 2007	$36.53	$33.18	$0.18
Quarter ended March 31, 2007	$37.89	$34.50	$0.18

The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors.  In this regard, we reduced our dividend for the first quarter of 2009 to $0.12 per share after reviewing these factors and giving consideration to the current economic environment.  The primary source for dividends paid to stockholders is dividends paid to us from MB Financial Bank.  We have an internal policy which provides that dividends paid to us by MB Financial Bank cannot exceed an amount that would cause the bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios to fall below 11%, 8% and 7%, respectively.  The minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes are 10%, 6% and 5%, respectively.  In addition to adhering to our internal policy, there are regulatory restrictions on the ability of national banks to pay dividends.  See “Item 1. Business - Supervision and Regulation - Dividends” above and Note 18 of notes to consolidated financial statements contained in Item 8 of this report.

The following table sets forth information for the three months ended December 31, 2008 with respect to repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)		Average Price Paid per Share		Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 – October 31, 2008	172		$29.67		-	-
November 1, 2008 – November 30, 2008	160		29.71		-	-
December 1, 2008 – December 31, 2008	38,660	(2)	26.09	(2)	-	-
Total	38,992		$26.12		-

(1)	Represents shares of stock withheld upon vesting of restricted shares or exercise of stock options to satisfy tax withholding obligations.
(2)	Includes 36,817 shares surrendered to the Company in payment of the exercise price of stock options exercised, and to satisfy tax withholding obligations.

On December 5, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program of the United States Department of the Treasury (“Treasury”), the Company sold to Treasury 196,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation preference

10k Index

amount of $1,000 per share, for a purchase price of $196.0 million in cash and (ii) issued to Treasury a ten-year warrant to purchase 1,012,048 shares of the Company’s common stock at an exercise price of $29.05 per share.

The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) pay a cash dividend on our common stock of more than $0.18 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock, other than the Series A Preferred Stock, or trust preferred securities.  In addition, under the terms of the Series A Preferred Stock, we may not pay dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock.  Dividends on the Series A Preferred Stock are payable quarterly at a rate of 5% per annum for the first five years and a rate of 9% per annum thereafter if not redeemed prior to that time.

Stock Performance Presentation

The following line graph shows a comparison of the cumulative returns for the Company, the NASDAQ Market Bank Index and an index of peer corporations selected by the Company, for the period beginning December 31, 2003 and ending December 31, 2008.  The information assumes that $100 was invested at the closing price on December 31, 2003 in the Common Stock and each index, and that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG MB FINANCIAL, INC., NASDAQ BANK INDEX AND PEER GROUP INDEX

	Fiscal Year Ending
COMPANY/INDEX/MARKET	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008

MB Financial, Inc.	100.00	117.37	100.01	108.23	90.56	84.23
NASDAQ Banks	100.00	110.99	106.18	117.87	91.85	69.88
Peer Group	100.00	121.82	123.52	129.14	96.12	58.73

10k Index

The Peer Group is made up of the common stocks of the following companies:

AMCORE FINANCIAL INC
FIRST MIDWEST BANCORP INC
MIDWEST BANC HOLDINGS INC
OLD SECOND BANCORP INC
PRIVATEBANCORP INC
TAYLOR CAPITAL GROUP INC
WINTRUST FINANCIAL CORPORATION

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

Our summary consolidated financial information and other financial data contain information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP).  These measures include net interest income on a fully tax equivalent basis, net interest margin on a fully tax equivalent basis, tangible equity to assets ratio, tangible common equity to assets ratio, tangible common book value per share, and annualized cash return on average tangible common equity.  Our management uses these non-GAAP measures in its analysis of our performance.  The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate.  Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes.  The other measures exclude goodwill and other intangible assets, net of tax benefit, in determining tangible stockholders’ equity.  Management believes the presentation of these other financial measures excluding the impact of such items provides useful supplemental information that is helpful in understanding our financial results, as they provide a method to assess management’s success in utilizing our tangible capital.  These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

10k Index

Reconciliations of net interest margin on a fully tax equivalent basis to net interest margin and tangible common book value per common share to common book value per common share are contained in the “Selected Financial Data” discussed below.

Selected Financial Data:

	As of or for the Year Ended December 31,
	2008	2007	2006 (1)	2005	2004 (2)
Statement of Income Data:
Interest income	$413,788	$457,266	$374,371	$274,522	$213,788
Interest expense	192,900	244,960	186,192	105,689	65,083
Net interest income	220,888	212,306	188,179	168,833	148,705
Provision for loan losses	125,721	19,313	10,100	8,150	7,800
Net interest income after provision for loan losses	95,167	192,993	178,079	160,683	140,905
Other income	98,466	99,904	71,321	60,080	63,288
Other expenses	200,787	206,836	159,075	133,511	119,518
Income (loss) before income taxes	(7,154)	86,061	90,325	87,252	84,675
Applicable income tax expense (benefit)	(23,318)	24,036	27,269	26,607	25,697
Income from continuing operations	16,164	62,025	63,056	60,645	58,978
Discontinued operations
Income from discontinued operations before income taxes	-	50,475	6,213	6,281	6,091
Income taxes	-	18,637	2,155	2,172	1,941
Income from discontinued operations	-	31,838	4,058	4,109	4,150
Net income	16,164	93,863	67,114	64,754	63,128
Dividends on preferred shares	789	-	-	-	-
Net income available to common shareholders	$ 15,375	$ 93,863	$ 67,114	$ 64,754	$ 63,128

Common Share Data:
Basic earnings per common share from continuing operations	$ 0.44	$ 1.73	$ 2.02	$ 2.13	$ 2.11
Basic earnings per common share from discontinued operations	$ -	$ 0.88	$ 0.13	$ 0.14	$ 0.15
Basic earnings per common share	$ 0.44	$ 2.61	$ 2.15	$ 2.27	$ 2.26
Diluted earnings per common share from continuing operations	$ 0.44	$ 1.70	$ 1.99	$ 2.10	$ 2.07
Diluted earnings per common share from discontinued operations	$ -	$ 0.88	$ 0.13	$ 0.14	$ 0.14
Diluted earnings per common share	$ 0.44	$ 2.58	$ 2.12	$ 2.24	$ 2.21
Common book value per common share	$ 25.17	$ 24.91	$ 23.10	$ 17.81	$ 16.90
Less: goodwill and other tangible assets, net of tax benefit, per common share	$ 11.56	$ 11.43	$ 10.85	$ 4.66	$ 4.63
Tangible common book value per common share	$ 13.61	$ 13.48	$ 12.25	$ 13.15	$ 12.27
Weighted average common shares outstanding:
Basic	34,706,092	35,919,900	31,156,887	28,480,909	27,886,191
Diluted	35,061,712	36,439,561	31,687,220	28,895,042	28,537,111
Dividend payout ratio	163.64%	27.59%	30.70%	24.63%	22.09%
Cash dividends per common share	$ 0.72	$ 0.72	$ 0.66	$ 0.56	$ 0.50

(1)	In 2006 we acquired First Oak Brook Bancshares, Inc.
(2)	In 2004 we acquired First SecurityFed Financial, Inc.

10k Index

Selected Financial Data (continued):
	As of or for the Year Ended December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and due from banks	$ 79,824	$141,248	$142,207	$ 82,751	$ 81,059
Investment securities	1,400,376	1,241,385	1,628,348	1,316,149	1,256,526
Loans, gross	6,228,563	5,615,627	4,971,494	3,480,447	3,180,820
Allowance for loan losses	144,001	65,103	58,983	42,290	42,255
Assets held for sale	-	-	393,608	370,103	320,190
Total assets	8,819,763	7,834,703	7,978,298	5,719,065	5,253,975
Deposits	6,495,571	5,513,783	5,580,553	3,906,212	3,698,540
Short-term and long-term borrowings	960,085	1,186,586	934,384	771,088	633,616
Junior subordinated notes issued to capital trusts	158,824	159,016	179,162	123,526	87,443
Liabilities held for sale	-	-	361,008	341,988	293,110
Stockholders’ equity	1,066,195	862,369	846,952	506,986	484,537
Plus: minority interest	2,629	-	-	-	-
Less: goodwill	387,069	379,047	379,047	125,010	123,628
Less: other intangible assets, net of tax benefit	16,754	16,479	18,756	8,186	8,832
Tangible equity	665,001	466,843	449,149	373,790	352,077
Less: preferred stock	193,025	-	-	-	-
Tangible common equity	$471,976	$466,843	$449,149	$373,790	$352,077
Performance Ratios (continuing operations):
Return on average assets	0.20%	0.78%	0.96%	1.10%	1.23%
Return on average common equity	1.74%	7.29%	10.06%	12.31%	13.55%
Net interest margin (1)	3.03%	3.20%	3.40%	3.62%	3.67%
Tax equivalent effect	0.13%	0.12%	0.11%	0.12%	0.10%
Net interest margin – fully tax equivalent basis (1)	3.16%	3.32%	3.51%	3.74%	3.77%
Efficiency ratio (2)	61.19%	63.90%	59.77%	56.53%	54.18%
Cash return on average tangible common equity (3)	3.65%	14.14%	16.03%	17.02%	18.26%
Loans to deposits	95.89%	101.85%	89.09%	89.10%	86.00%
Performance Ratios (total):
Return on average assets	0.20%	1.19%	1.02%	1.17%	1.31%
Return on average common equity	1.74%	11.03%	10.70%	13.15%	14.50%
Net interest margin (1)	3.03%	3.22%	3.41%	3.63%	3.69%
Tax equivalent effect	0.13%	0.11%	0.11%	0.11%	0.10%
Net interest margin – fully tax equivalent basis (1)	3.16%	3.33%	3.52%	3.74%	3.79%
Efficiency ratio (2)	61.19%	55.90%	59.61%	56.47%	55.16%
Cash return on average tangible common equity (3)	3.65%	21.14%	17.04%	18.16%	19.53%
Loans to deposits	95.89%	101.85%	89.10%	89.16%	84.44%
Asset Quality Ratios:
Non-performing loans to total loans (4)	2.34%	0.44%	0.43%	0.58%	0.71%
Non-performing assets to total assets (5)	1.71%	0.33%	0.31%	0.36%	0.44%
Allowance for loan losses to total loans	2.31%	1.16%	1.19%	1.22%	1.33%
Allowance for loan losses to non-performing loans (4)	98.67%	266.17%	274.75%	209.66%	187.21%
Net loan charge-offs to average loans	0.79%	0.25%	0.24%	0.24%	0.23%
Liquidity and Capital Ratios:
Tier 1 capital to risk weighted assets	12.07%	9.75%	10.49%	11.70%	11.38%
Total capital to risk weighted assets	14.08%	11.58%	11.80%	12.91%	12.54%
Tier 1 capital to average assets	9.85%	8.18%	8.39%	9.08%	8.62%
Average equity to average assets	10.90%	10.76%	9.50%	8.93%	9.07%
Tangible equity to assets (6)	7.90%	6.28%	5.93%	6.69%	6.87%
Tangible common equity to assets (7)	5.61%	6.28%	5.93%	6.69%	6.87%
Other:
Banking facilities	72	73	70	45	45
Full time equivalent employees (8)	1,342	1,282	1,380	1,123	1,030

(1)	Net interest margin represents net interest income as a percentage of average interest earning assets.
(2)	Equals total other expense divided by the sum of net interest income on a fully tax equivalent basis and total other income less net gains (losses) on securities available for sale.
(3)
Net cash flow available to common stockholders (net income plus other intangibles amortization expense, net of tax benefit) / Average tangible common equity (average common equity less average goodwill and average other intangibles, net of tax benefit).

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
(6)
Equals total ending shareholders’ equity plus minority interest less goodwill and other intangibles, net of tax benefit, divided by total assets less goodwill and other intangibles, net of tax benefit.

(7)
Equals total ending shareholders’ equity plus minority interest less preferred stock, goodwill and other intangibles, net of tax benefit, divided by total assets less goodwill and other intangibles, net of tax benefit.

(8)	Includes Union Bank employees.

10k Index

Selected Financial Data (continued):

The following table presents a reconciliation of cash return on average common tangible equity (in thousands):
	2008	2007	2006	2005	2004
Net Income available to common shareholders from continuing
operations - as reported	$ 15,375	$ 62,025	$ 63,056	$ 60,645	$ 58,978
Plus: Intangible amortization, net of tax benefit	2,310	2,278	1,281	645	660
Net cash flow available to common shareholders from continuing operations	$ 17,685	$ 64,303	$ 64,337	$ 61,290	$ 59,638

Net Income available to common shareholders	$ 15,375	$ 93,863	$ 67,114	$ 64,754	$ 63,128
Plus: Intangible amortization, net of tax benefit	2,310	2,278	1,281	645	660
Net cash flow available to common shareholders	$ 17,685	$ 96,141	$ 68,395	$ 65,399	$ 63,788

Average common stockholder’s equity	$884,032	$851,324	$627,069	$492,513	$435,419
Plus: Average minority interest	1,516	-	-	-	-
Less: Average goodwill	383,737	379,047	213,874	123,879	101,314
Less: Average other intangible assets net of tax benefit	16,788	17,524	11,901	8,496	7,453
Average tangible common equity	$485,023	$454,753	$401,294	$360,138	$326,652

The following table sets forth our selected quarterly financial data (in thousands, except common share data):
	Three Months Ended 2008				Three Months Ended 2007
Statement of Income Data:	December	September	June	March	December	September	June	March
Interest income	$101,535	$103,061	$101,390	$107,802	$114,829	$117,172	$113,397	$111,868
Interest expense	46,789	46,455	45,317	54,339	60,857	63,089	61,043	59,971

Net interest income	54,746	56,606	56,073	53,463	53,972	54,083	52,354	51,897
Provision for loan losses	72,581	18,400	12,200	22,540	8,000	4,500	3,000	3,813

Net interest income (loss) after provision for loan losses	(17,835)	38,206	43,873	30,923	45,972	49,583	49,354	48,084

Other income	21,937	26,425	25,567	24,537	22,981	23,259	30,720	22,944
Other expenses	48,271	52,166	52,126	48,224	59,130	48,827	52,073	46,806
Income (loss) before income taxes	(44,169)	12,465	17,314	7,236	9,823	24,015	28,001	24,222
Income tax expense (benefit)	(19,348)	(689)	(4,693)	1,412	1,890	6,709	8,394	7,043
Income (loss) from continuing operations	(24,821)	13,154	22,007	5,824	7,933	17,306	19,607	17,179
Discontinued operations
Income from discontinued operations before income taxes	-	-	-	-	45,744	1,499	1,803	1,429
Income taxes	-	-	-	-	17,281	500	369	487
Income from discontinued operations	-	-	-	-	28,463	999	1,434	942
Net income (loss)	$(24,821)	$ 13,154	$ 22,007	$ 5,824	$ 36,396	$ 18,305	$ 21,041	$ 18,121
Dividends on preferred shares	789	-	-	-	-	-	-	-
Net income (loss) available to common shareholders	$(25,610)	$ 13,154	$ 22,007	$ 5,824	$ 36,396	$ 18,305	$ 21,041	$ 18,121

Net Interest Margin	2.86%	3.04%	3.11%	3.10%	3.16%	3.22%	3.20%	3.21%
Tax equivalent effect	0.14%	0.14%	0.14%	0.12%	0.12%	0.12%	0.11%	0.12%
Net interest margin on a fully tax equivalent basis	3.00%	3.18%	3.25%	3.22%	3.28%	3.34%	3.31%	3.33%

Common Share Data :
Basic earnings (loss) per common share from continuing operations	$ (0.74)	$ 0.38	$ 0.63	$ 0.17	$ 0.23	$ 0.48	$ 0.54	$ 0.47
Basic earnings per common share from discontinued operations	$ -	$ -	$ -	$ -	$ 0.81	$ 0.03	$ 0.04	$ 0.02
Basic earnings (loss) per common share	$ (0.74)	$ 0.38	$ 0.63	$ 0.17	$ 1.04	$ 0.51	$ 0.58	$ 0.49
Diluted earnings (loss) per common share from continuing operations	$ (0.74)	$ 0.38	$ 0.63	$ 0.17	$ 0.22	$ 0.48	$ 0.53	$ 0.46
Diluted earnings per common share from discontinued operations	$ -	$ -	$ -	$ -	$ 0.80	$ 0.03	$ 0.04	$ 0.03
Diluted earnings (loss) per common share	$ (0.74)	$ 0.38	$ 0.63	$ 0.17	$ 1.02	$ 0.51	$ 0.57	$ 0.49
Weighted average common shares outstanding	34,777,651	34,732,633	34,692,571	34,620,435	35,095,301	35,733,165	36,239,731	36,630,323
Diluted weighted average common shares outstanding	35,164,585	35,074,297	35,047,596	34,994,731	35,536,449	36,213,532	36,744,473	37,180,928

Fourth Quarter Results

We had a net loss from continuing operations available to common shareholders of $25.6 million for the fourth quarter of 2008, compared to net income from continuing operations available to common shareholders of $7.9 million for the fourth quarter of 2007.  The results for the fourth quarter of 2008 generated an annualized return on average assets of (1.15%), an annualized return on average common equity of (11.38%) and an annualized cash return on average tangible common equity of (20.14%), compared to 0.40%, 3.68% and 7.32%, respectively, for the same period in 2007.

10k Index

Net interest income remained stable in the fourth quarter of 2008 compared to the fourth quarter of 2007.  Our average interest earning assets increased by $837.6 million from the fourth quarter of 2007 to the fourth quarter of 2008.  The increase in average interest earning assets was offset by a 28 basis point decrease in our net interest margin, on a fully tax equivalent basis.  Average interest bearing assets increased primarily due to organic growth.  There were three primary reasons for the decline in our net interest margin.  First, much of the decline in the margin was due to the timing of asset and liability repricing.  Our interest earning assets tend to reprice faster than our interest bearing liabilities.  There was a dramatic decrease in Fed funds and LIBOR rates during the fourth quarter of 2008.  As a result, our overall loan yields declined significantly more than our funding costs during the fourth quarter of 2008, as it typically takes more time for our funding liabilities to adjust.  Second, we experienced very strong core funding growth, and as a result of this growth along with the receipt of $196.0 million from the issuance of preferred securities pursuant to the TARP Capital Purchase Program, we built significant excess liquidity during the fourth quarter of 2008.  Third, our non-performing loans increased from $24.5 million at December 31, 2007 to $145.9 million at December 31, 2008.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” in Item 7 below for further analysis of non-performing loans.

The provision for loan losses was $72.6 million in the fourth quarter of 2008 and $8.0 million in the fourth quarter of 2007.   The increase in our provision from 2007 to 2008 was primarily due to increases in non-performing and potential problem loans as a result of declining real estate values and the continued deterioration in economic conditions.  Net charge-offs were $17.4 million in the quarter ended December 31, 2008 compared to $4.0 million in the quarter ended December 31, 2007.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” in Item 7 below for further analysis of the allowance for loan losses.

Other income was $21.9 million for the quarter ended December 31, 2008, a decrease of $1.0 million, or 4.5% compared to $23.0 million for the quarter ended December 31, 2007.  Deposit service fees increased from $6.6 million in the fourth quarter of 2007 to $7.5 million in the fourth quarter of 2008, primarily due to an increase in commercial deposit and treasury management fees during 2008, as a result of a lower earnings credit rate.  Trust and asset management fees increased from $2.1 million in fourth quarter of 2007 to $2.8 million in the fourth quarter of 2008, primarily due to our Cedar Hill acquisition during the second quarter of 2008.  Net gains recognized on securities sold totaled $24 thousand in the fourth quarter of 2008, compared to a net loss of $1.5 million on securities sold for the quarter ended December 31, 2007.  These increases were offset by decreases in brokerage fees, net gain on sale of assets, and other operating income of $878 thousand, $1.6 million, and $1.2 million, respectively.  Brokerage fees decreased primarily due to a $447 thousand gain on the sale of our third party brokerage business recognized in the fourth quarter of 2007, and lower sales activity during the fourth quarter of 2008 compared to the fourth quarter of 2007.  Net losses recognized on assets sold totaled $874 thousand in the fourth quarter of 2008, compared to net gains recognized of $723 thousand during the same period in 2007.  Other operating income decreased primarily due to a decrease in market value of assets held in trust for deferred compensation.

Other expense decreased $10.9 million or 18.4% to $48.3 million for the quarter ended December 31, 2008 from $59.1 million for the quarter ended December 31, 2007.  Salaries and employee benefits expense decreased by $8.4 million, primarily due to an executive separation agreement expense of $5.9 million incurred in the fourth quarter of 2007, and a decrease in employee bonus expense during the fourth quarter of 2008.  Professional and legal expense decreased by $1.7 million, primarily due to $1.9 million of unamortized issuance costs recognized in the fourth quarter of 2007, as a result of the redemption of trust preferred securities in October 2007.  Charitable contributions decreased $1.5 million, due to a $1.5 million contribution made in the fourth quarter of 2007 to the MB Financial Charitable Foundation, which is dedicated to strengthening the communities where MB Financial Bank operates.  Other operating expenses increased by $1.1 million, primarily due to an increase in FDIC insurance premiums, as our FDIC credits were fully utilized during the fourth quarter of 2008.

Income tax benefit from continuing operations for the three months ended December 31, 2008 was $19.3 million, compared to income tax expense from continuing operations of $1.9 million for the three months ended December 31, 2007.  See Note 16 of notes to consolidated financial statements contained in Item 8 of this report for further analysis of income taxes.

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

Overview

We had net income from continuing operations available to common shareholders of $15.4 million for the year ended December 31, 2008 compared to $62.0 million for the year ended December 31, 2007.  Fully diluted earnings per share from continuing operations available to common shareholders for 2008 were $0.44 compared to $1.70 per share in 2007.

10k Index

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses.  The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  Additionally, our net income is affected by other income and other expenses.  The provision for loan losses reflects the amount, when added to the existing balance of the allowance for loan losses, that we believe is adequate to cover potential credit losses in our loan portfolio.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, brokerage fees, asset management and trust fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net gains on sale of other assets, merchant card processing fees and other operating income.  Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, merchant card processing expense, charitable contributions, and other operating expenses.  Additionally, dividends on preferred shares reduce net income available to common shareholders.

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

Recent Market Developments

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury would purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.  On December 5, 2008, we received $196.0 million from the issuance of preferred stock and stock warrants to the Treasury pursuant to the TARP Capital Purchase Program.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain

10k Index

newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for the Transaction Account Guarantee Program is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  On December 5, 2008, the Company elected not to opt-out of either guarantee program.  As of December 31, 2008, the Company did not have any debt issued under the TLG Program.  The FDIC has announced that for an additional premium, it will extend the TLG Program through October 2009, but no regulations have been published in proposed or final form.

Overall, during 2008, the business environment has been adverse for many households and businesses in the United States, including the Chicago metropolitan area, and worldwide.  It is expected that the business environment in the Chicago metropolitan area, the United States and worldwide will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. These conditions could adversely affect the Company’s asset quality, results of operations and financial condition.

At December 31, 2008, the Company’s market capitalization (based on total shares outstanding) was greater than our total common stockholders’ equity of $876.6 million.  However, as of February 27, 2009, our market capitalization was less than our stockholders’ common equity.  Should this situation continue to exist during 2009, the Company will consider this and other factors, including the Company’s anticipated future cash flows, to determine whether goodwill is impaired.  No assurance can be given that the Company will not record an impairment loss on goodwill in 2009.  Because goodwill is not included in the calculation of regulatory capital, the Company’s regulatory capital ratios would not be affected by this potential non-cash expense.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases. Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of

10k Index

a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At December 31, 2008, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $46.4 million.  See Note 1 and Note 7 of our audited consolidated financial statements for additional information.

Income Tax Accounting. In June 2006, the FASB issued FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  FIN 48 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 as of January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for uncertain income tax positions.  During the year ended December 31, 2008, the Company increased the reserve for uncertain tax positions, which was more than offset by a reduction in the valuation allowances on state net operating loss carryforwards, resulting in a reduction of tax expense of $5.9 million.  The Company reassessed the likelihood of the state net operating losses being more likely than not utilized as a result of prospective tax law changes.  The potential future usage of these net operating losses also had a direct impact on the amount of state tax contingency reserves.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in FIN 48 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of December 31, 2008, the Company had $964 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

At December 31, 2008, $1.3 billion of investment securities, or 15.1 percent of total assets, were recorded at fair value on a recurring basis.  All but one of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value.  One investment security with a fair value of $1.6 million at December 31, 2008, used significant unobservable inputs that are supported by little or no market activity (Level 3) to measure fair value.  At December 31, 2008, $24.2 million, or less than one percent of total liabilities, consisted of financial instruments recorded at fair value on a recurring basis.

At December 31, 2008, $91.3 million of impaired loans, or one percent of total assets, were recorded at fair value on a nonrecurring basis.  These assets were measured using Level 3 measurements.  At December 31, 2008, no liabilities were measured at fair value on a nonrecurring basis.

See Note 19 to the consolidated financial statements for a complete discussion on the Company’s use of fair valuation of assets and liabilities and the related measurement techniques.

10k Index

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

	Year Ended December 31,
	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2)	$5,892,845	$354,210	6.01%	$5,198,249	$392,526	7.55%	$4,082,920	$309,951	7.59%
Loans exempt from federal income taxes (3)	59,746	4,408	7.26	9,338	754	7.96	5,027	373	7.32
Taxable investment securities	868,700	40,468	4.66	1,037,129	49,675	4.79	1,115,585	51,836	4.65
Investment securities exempt from federal income taxes (3)	414,234	23,849	5.66	374,025	21,326	5.62	305,930	17,316	5.58
Federal funds sold	12,849	276	2.11	8,853	449	5.00	15,148	774	5.04
Other interest bearing deposits	52,497	467	0.89	7,193	264	3.67	7,952	312	3.92
Total interest earning assets	7,300,871	$423,678	5.80	6,634,787	$464,994	7.01	5,532,562	$380,562	6.88
Assets available for sale	-			341,734			393,003
Non-interest earning assets	939,473			934,089			676,505
Total assets	$8,240,344			$7,910,610			$6,602,070

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$1,292,407	$ 23,176	1.79%	$1,213,001	$ 37,568	3.10%	$ 778,795	$ 18,475	2.37%
Savings deposit	383,534	1,239	0.32	428,087	3,051	0.71	457,723	3,334	0.73
Time deposits	3,426,332	126,955	3.71	2,986,964	145,030	4.86	2,674,892	119,299	4.46
Short-term borrowings	681,074	17,590	2.58	812,681	37,354	4.60	631,892	27,944	4.42
Long-term borrowings and junior subordinated notes	581,026	23,940	4.05	364,441	21,957	5.94	293,310	17,140	5.76
Total interest bearing liabilities	6,364,373	$192,900	3.03	5,805,174	$244,960	4.22	4,836,612	$186,192	3.85
Non-interest bearing deposits	891,072			860,557			708,100
Liabilities held for sale	-			313,414			365,380
Other non-interest bearing liabilities	86,884			80,141			64,909
Stockholders’ equity	898,015			851,324			627,069
Total liabilities and stockholders’ equity	$8,240,344			$7,910,610			$6,602,070
Net interest income/interest rate spread (4)		$230,778	2.77%		$220,034	2.79%		$194,370	3.03%
Taxable equivalent adjustment		(9,890)			7,728			6,191
Net interest income, as reported		$220,888			$212,306			$188,179
Net interest margin (5)			3.03%			3.20%			3.40%
Tax equivalent effect			0.13%			0.12%			0.11%
Net interest margin on a fully tax equivalent basis (5)			3.16%			3.32%			3.51%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes loan origination fees of $7.0 million, $6.7 million and $6.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.
(3)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(4)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis was $230.8 million for the year ended December 31, 2008, an increase of $10.7 million, or 4.9% from $220.0 million for the comparable period in 2007.  The growth in net interest income reflects a $666.1 million, or 10.0%, increase in average interest earning assets, and a $559.2 million, or 9.6%, increase in average interest bearing liabilities.  This was partially offset by approximately 16 basis points of margin compression on a fully tax equivalent basis.  The increase in average interest earning assets and the increase in average interest bearing liabilities was due to organic growth.  The net interest margin, expressed on a fully tax equivalent basis, was 3.16% for 2008 and 3.32% for

10k Index

2007.  The decline in the net interest margin was primarily due to an increase in non-performing loans during 2008, and our interest earning assets repricing faster than our interest bearing liabilities during 2008 due to the dramatic decrease in Fed funds and LIBOR rates during the second half of 2008.

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

	Year Ended December 31,
	2008 Compared to 2007			2007 Compared to 2006
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Earning Assets:
Loans	$47,821	$(86,137)	$(38,316)	$84,217	$ (1,642)	$82,575
Loans exempt from federal income taxes (1)	3,725	(71)	3,654	345	36	381
Taxable investment securities	(7,878)	(1,329)	(9,207)	(3,724)	1,563	(2,161)
Investment securities exempt from federal income taxes (1)	2,313	210	2,523	3,882	128	4,010
Federal funds sold	152	(325)	(173)	(319)	(6)	(325)
Other interest bearing deposits	538	(335)	203	(29)	(19)	(48)
Total increase in interest income	46,671	(87,987)	(41,316)	84,372	60	84,432

Interest Bearing Liabilities:
Deposits
NOW and money market deposit accounts	2,320	(16,712)	(14,392)	12,334	6,759	19,093
Savings deposits	(290)	(1,522)	(1,812)	(212)	(71)	(283)
Time deposits	19,397	(37,472)	(18,075)	14,619	11,112	25,731
Short-term borrowings	(5,334)	(14,430)	(19,764)	8,272	1,138	9,410
Long-term borrowings and junior subordinated notes	10,356	(8,373)	1,983	4,271	546	4,817
Total increase in interest expense	26,449	(78,509)	(52,060)	39,284	19,484	58,768
Total increase (decrease) in net interest income	$20,222	$ (9,478)	$ 10,744	$45,088	$(19,424)	$25,664

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% rate.

Other Income

Other income did not change significantly from the year ended December 31, 2007 to the year ended December 31, 2008.  Net gain on sale of other assets decreased by $11.2 million.  During the year ended December 31, 2007, we realized a gain of $2.4 million on the sale of artwork that was acquired as a result of our acquisition of FOBB and a gain of $7.4 million on the sale of two real estate properties.  Brokerage fees decreased by $5.3 million, primarily due to the sale of our third party brokerage business during the second quarter of 2007, and conversion of customer accounts to the purchaser’s platform in third quarter.  This decrease was offset by a corresponding reduction in brokerage expense.  These decreases were partially offset by a $1.1 million gain on the sale investment securities during the year ended December 31, 2008, compared to a $3.7 million loss on the sale of investment securities

10k Index

for the comparable period in 2007.  Deposit service fees increased by $4.3 million, primarily due to an increase in commercial deposit and treasury management fees as a result of a lower earnings credit rate.  Loan service fees increased $2.9 million, primarily due to an increase in letter of credit fees, prepayment fees and swap fees recognized during 2008 compared to 2007.  Other income decreased primarily due to a decrease in market value of assets held in trust for deferred compensation and was offset by the same amount recorded as other expense.

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

Other Expenses

Other expense for the year ended December 31, 2008, decreased $6.0 million, or 2.9%, to $200.8 million, compared to $206.8 million for the year ended December 31, 2007.  Salaries and employee benefits expense decreased $1.9 million, primarily due to an executive separation agreement expense incurred in 2007, partially offset by the additional commercial bankers hired from the end of the third quarter of 2007 through the second quarter of 2008 and the acquisition of Cedar Hill.  Professional and legal expense decreased by $1.4 million, primarily due to $1.9 million of unamortized issuance costs recognized during 2007, as a result of the redemption of trust preferred securities in October 2007.  Charitable contributions decreased by $4.7 million, primarily due to contributions totaling $4.5 million made during 2007 to the MB Financial Charitable Foundation, which is dedicated to strengthening the communities where MB Financial Bank operates. Other operating expenses increased by $2.0 million, primarily due to an increase in FDIC insurance premiums, as our FDIC credits were fully utilized during 2008.  As noted earlier, the decrease in our brokerage fee expense from the year ended December 31, 2007 to the comparable period in 2008 was primarily due to the sale of our third party brokerage business during the second quarter of 2007.

Other expense increased by $47.8 million, or 30.0% to $206.8 million for the year ended December 31, 2007 from $159.1 million for the year ended December 31, 2006.  Salaries and employee benefits increased by $22.5 million primarily due to the acquisition of FOBB and organic growth, and partially due to an executive separation agreement expense incurred in 2007.  Merchant card processing expense increased by $8.6 million due to the acquisition of FOBB and an increase in transactions processed during the year ended December 31, 2007, compared to the same period in 2006.  Charitable contributions increased by $4.0 million primarily due to contributions totaling $4.5 million made during 2007 to the MB Financial Charitable Foundation, which is dedicated to strengthening the communities where MB Financial Bank operates.  Occupancy and equipment expense increased by $4.5 million, primarily due to the acquisition of FOBB and organic growth.  On October 2, 2007, we redeemed $61.7 million of trust preferred securities with a fixed coupon rate of 8.60%.  As a result of redeeming these securities, we recorded $1.9 million of unamortized issuance costs that was recorded as professional and legal expense.

Income Taxes

Income tax benefit from continuing operations for the year ended December 31, 2008 was $23.3 million, compared to income tax expense from continuing operations of $24.0 million for the year ended December 31, 2007, primarily due to a decrease in taxable income and a reduction in the valuation allowances on state net operating loss carryforwards during 2008.  During the fourth quarter of 2008, our taxable income significantly decreased compared to prior quarters in 2008, primarily due to our results of operations in the fourth quarter.

Income tax expense for the year ended December 31, 2007 decreased $3.2 million to $24.0 million compared to $27.3 million for the same period in 2006.  The effective tax rates

10k Index

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

Balance Sheet

Total assets increased $985.1 million or 12.6% to $8.8 billion at December 31, 2008 from December 31, 2007.  Net loans increased by $534.0 million or 9.6%, to $6.1 billion at December 31, 2008 from December 31, 2007.  In aggregate, commercial related credits grew by $587.3 million, or 13.0%.  See “Loan Portfolio” section below for further analysis.  Investment securities increased $159.0 million or 12.8%, to $1.4 billion at December 31, 2008 from December 31, 2007.  In 2008, we securitized $50.9 million of residential real estate loans and held those securities in our investment portfolio.  As noted earlier, we built significant excess liquidity during the second half of 2008.  As a result, our interest bearing deposits with banks increased by $252.7 million from December 31, 2007 to December 31, 2008.

Total liabilities increased by $778.6 million or 11.2% to $7.8 billion at December 31, 2008 from December 31, 2007.  Total deposits increased by $981.8 million or 17.8% to $6.5 billion at December 31, 2008 from December 31, 2007, primarily due to increases in certificates of deposit, brokered deposit accounts, and money market and NOW accounts of $410.8 million, $386.3 million, and $202.4 million, respectively.  Short-term borrowings decreased $489.1 million.  This decrease was primarily due to decreases in short-term Federal Home Loan Bank advances and federal funds purchased of $339.2 million and $165.0 million, respectively.  Long-term borrowings increased $262.6 million, primarily due to a $247.4 million increase in long-term Federal Home Loan Bank advances.

Total stockholders’ equity increased $203.8 million to $1.1 billion at December 31, 2008 compared to $862.4 million at December 31, 2007.  The increase was primarily due to a $192.9 million increase in preferred stock, net of discount, due to the issuance of preferred stock pursuant to the TARP Capital Purchase Program during 2008.

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

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	Year-ended December 31,
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities	$ -	$ -	$ -	$ -	$ 11,287	$ 11,248
Government sponsored agencies	171,385	179,373	305,768	310,538	666,855	665,435
States and political subdivisions	417,608	427,999	407,973	412,302	369,204	370,036
Mortgage-backed securities	682,679	690,285	435,743	438,056	505,241	495,215
Corporate bonds	34,546	34,565	12,797	13,057	27,477	27,316
Equity securities	3,595	3,606	3,446	3,460	7,069	6,993
Debt securities issued by foreign governments	301	302	299	301	547	547

Total	$1,310,114	$1,336,130	$1,166,026	$1,177,714	$1,587,680	$1,576,790

10k Index

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

Securities of a single issuer which had book values in excess of 10.0% of our stockholder’s equity at December 31, 2008, other than government sponsored agencies and corporations, included mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  FNMA issued mortgage-backed securities had an aggregate book value and market value of $164.3 million and $165.7 million, respectively, at December 31, 2008.  FHLMC issued mortgage-backed securities had an aggregate book value and market value of $445.5 million and $451.5 million, respectively, at December 31, 2008.  We do not have any meaningful direct or indirect holdings of subprime residential mortgage loans, home equity lines of credit, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.  Additionally, more than 99% of our mortgage-backed securities are agency guaranteed.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities available for sale at December 31, 2008 (dollars in thousands):

			Due after One		Due after Five
	Due in One		Year through		Years through		Due after
	Year or Less		Five Years		Ten Years		Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield

U.S. Treasury securities	$ -	-	$ -	-	$ -	-	$ -	-
Government sponsored agencies	34,425	4.00%	124,738	3.56%	20,210	4.61%	-	-
States and political subdivision (1)	19,073	5.53%	79,392	5.62%	263,279	5.79%	66,255	6.48%
Mortgage-backed securities (2)	12	8.11%	22,294	4.75%	138,241	4.92%	529,738	4.90%
Corporate bonds	3,023	3.00%	25,161	4.60%	-	-	6,381	9.25%
Equity securities	-	-	-	-	-	-	3,606	4.07%
Debt securities issued by foreign governments	302	6.63%	-	-	-	-	-	-
Total	$56,835	4.48%	$251,585	4.42%	$421,730	5.45%	$605,980	5.08%

(1)	Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.
(2)	These securities are presented based upon contractual maturities.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial related credits:
Commercial loans	$1,522,380	24%	$1,323,455	24%	$1,020,707	21%	$ 767,392	22%	$ 693,219	22%
Commercial loans collateralized by
assignment of lease payments	649,918	10%	553,138	10%	392,063	8%	271,945	8%	250,595	8%
Commercial real estate	2,353,261	38%	1,974,370	36%	1,804,103	36%	1,465,875	42%	1,313,619	42%
Construction real estate	757,900	13%	845,158	14%	851,896	17%	511,379	15%	395,864	12%
Total commercial related credits	5,283,459	85%	4,696,121	84%	4,068,769	82%	3,016,591	87%	2,653,297	83%

Other loans:
Residential real estate	295,336	5%	354,874	6%	360,183	7%	224,006	6%	269,457	8%
Indirect vehicle	189,227	3%	146,311	3%	110,573	2%	56	0%	215	0%
Home equity	401,029	6%	365,589	6%	381,612	8%	222,419	6%	242,231	7%
Consumer loans	59,512	1%	52,732	1%	50,357	1%	17,375	1%	15,620	1%
Total other loans	945,104	15%	919,506	16%	902,725	18%	463,856	13%	527,523	17%

Gross loans (1)	6,228,563	100%	5,615,627	100%	4,971,494	100%	3,480,447	100%	3,180,820	100%
Allowance for loan losses	(144,001)		(65,103)		(58,983)		(42,290)		(42,255)
Net loans	$6,084,562		$5,550,524		$4,912,511		$3,438,157		$3,138,565

(1)
Gross loan balances at December 31, 2008, 2007, 2006, 2005, and 2004 are net of unearned income, including net deferred loans fees of $4.5 million, $3.7 million, $3.0 million, $3.2 million, and $4.1 million, respectively.

Total loans and total commercial related credits increased from 2007 to 2008 by approximately $612.9 million and $587.3 million, respectively.  Commercial related credits grew primarily due to organic growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development.  As of

10k Index

December 31, 2008 and 2007, there were $448.9 million and $571.8 million, respectively, of residential construction loans in our construction real estate portfolio.  The remainder of construction real estate loans consisted of commercial construction loans.

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

Loan Maturities

The following table sets forth the scheduled repayment information for our loan portfolio at December 31, 2008 (in thousands).  Loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

	Due in One Year		Due after One Year		Due after
	Or Less		Through Five Years		Five Years
	Fixed	Floating	Fixed	Floating	Fixed	Floating
	Rate	Rate	Rate	Rate	Rate	Rate	Total

Commercial loans	$ 103,018	$1,085,201	$ 110,115	$212,620	$11,290	$ 136	$1,522,380
Commercial loans collateralized by
assignment of lease payments	279,324	-	368,580	-	2,014	-	649,918
Commercial real estate	460,027	606,420	1,047,037	172,867	51,845	15,065	2,353,261
Construction real estate	107,836	601,349	15,618	30,217	46	2,833	757,899
Residential real estate	45,907	35,790	53,158	126,730	27,737	6,014	295,336
Indirect vehicle	76,385	-	111,877	-	965	-	189,227
Home equity	15,280	368,739	16,306	-	704	-	401,029
Consumer loans	12,438	23,730	3,735	17,747	12	1,851	59,513
Gross loans	$1,100,215	$2,721,229	$1,726,426	$560,181	$94,613	$25,899	$6,228,563

Asset Quality

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	At December 31,
	2008	2007	2006	2005	2004
Non-performing loans:
Non-accruing loans	$145,936	$24,459	$21,164	$19,850	$22,386
Loans 90 days or more past due, still accruing interest	-	-	304	321	185
Total non-performing loans	145,936	24,459	21,468	20,171	22,571
Other real estate owned	4,366	1,120	2,844	354	384
Repossessed vehicles	356	179	192	-	-
Total non-performing assets	$150,658	$25,758	$24,504	$20,525	$22,955

Total non-performing loans to total loans	2.34%	0.44%	0.43%	0.58%	0.71%
Allowance for loan losses to non-performing loans	98.67%	266.17%	274.75%	209.66%	187.21%
Total non-performing assets to total assets	1.71%	0.33%	0.31%	0.36%	0.44%

10k Index

The following table presents data related to non-performing loans by dollar amount and category at December 31, 2008 (dollar amounts in thousands):

	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Other Loans	Total Loans
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
$5.0 million or more	1	$ 10,851	6	$ 50,959	-	$ -	$ -	$ 61,810
$3.0 million to $4.9 million	-	-	7	23,647	3	10,572	-	34,219
$1.5 million to $2.9 million	-	-	1	2,118	4	7,345	-	9,463
Under $1.5 million	16	9,167	16	9,323	33	14,141	7,813	40,444
	17	$ 20,018	30	$ 86,047	40	$ 32,058	$ 7,813	$ 145,936

Percentage of individual loan category		0.92%		11.35%		1.36%	0.83%	2.34%

The following table presents data related to non-performing loans by dollar amount and category at December 31, 2007 (dollar amounts in thousands):

	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Other Loans	Total Loans
Dollar Range	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
$5.0 million or more	-	$ -	-	$ -	1	$ 8,484	$ -	$ 8,484
$3.0 million to $4.9 million	-	-	-	-	-	-	-	-
$1.5 million to $2.9 million	-	-	-	-	-	-	-	-
Under $1.5 million	12	3,201	13	5,366	1	603	6,805	15,975
	12	$ 3,201	13	$ 5,366	2	$ 9,087	$ 6,805	$ 24,459

Percentage of individual loan category		0.17%		0.63%		0.46%	0.74%	0.44%

The aggregate principal amount of non-performing loans was $145.9 million as of December 31, 2008, compared to $24.5 million as of December 31, 2007.  Most of the increase was attributable to non-performing construction real estate and commercial real estate loans.  Non-performing construction real estate loans increased by $80.7 million, as a result of the continued weak residential construction market.  Non-performing commercial real estate loans increased $23.0 million, primarily due to the economic slowdown during 2008.  Non-performing commercial and lease loans increased by $16.8 million from December 31, 2007 to December 31, 2008, primarily due to one commercial credit.

Non-performing Assets

Non-performing loans include loans accounted for on a non-accrual basis, accruing loans contractually past due 90 days or more as to interest or principal and loans whose terms have been restructured to provide reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.  Management reviews the loan portfolio for problem loans on an ongoing basis.  During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for loan losses and (if appropriate) partial or full charge-off.  After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  If interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income.  Loans will not be placed back on accrual status unless back interest and principal payments are made.  If interest on non-accrual loans had been accrued, such income would have amounted to approximately $4.6 million and $1.6 million for the years ended December 31, 2008 and 2007, respectively.  Our general policy is to place loans 90 days past due on non-accrual status.

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

10k Index

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

Of the $24.5 million of non-performing loans as of December 31, 2007, only $6.2 million still remained non-performing at December 31, 2008.  As a result, $139.7 million of the $145.9 million of the non-performing loans as of December 31, 2008 were loans that migrated to non-performing status during 2008.  Most of the increase was attributable to non-performing commercial real estate and construction real estate loans.

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

General Loss Reserve. We maintain a general loan loss reserve for the four categories of commercial-related loans in our portfolio - commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans.  We use a loan loss reserve model that incorporates the migration of loan risk rating and historical default data over a multi-year period.  Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or any loan committee.  A loan rated one represents those loans least likely to default and nine represents those most likely to default.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  Estimated loan default factors are multiplied by individual loan balances in each risk-rating category and again multiplied by an historical loss given default estimate for each loan type (which incorporates estimated recoveries) to determine an appropriate level of allowance by loan type.  This approach is applied to the commercial, commercial real estate and construction real estate components of the portfolio.  Moody’s Corporation migration factors, rather than the Company’s actual loss and migration experience, are used to develop estimated default factors for lease loans, since we do not have sufficient loss experience to develop statistically reliable factors of our own.

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

10k Index

        The general loss reserve was $87.0 million as of December 31, 2008, and $56.2 million as of December 31, 2007.  The increase in the general loss reserve was primarily due to the migration of performing loans from lower risk rating to higher risk rating during 2008.  This resulted in a higher default rate for performing loans.  Additionally, worsening macroeconomic factors, loan growth during 2008, and an increase in potential problem loans contributed to the increase in the general reserve.  See discussion below in “Potential Problem Loans”.

Specific Reserves. Our allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due according to contractual terms is doubtful.  The total specific reserve component of the allowance was $52.1 million as of December 31, 2008 and $6.0 million as of December 31, 2007.  The increase in specific reserve relates to the increase in impaired loans in the portfolio from December 31, 2007, and deterioration in value of underlying collateral of construction real estate loans.

Smaller Balance Homogenous Loans. Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one year time horizon.  The reserves for smaller balance homogenous loans totaled $4.9 million at December 31, 2008, and $2.9 million at December 31, 2007.

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

Loan quality is monitored closely by management and is reviewed by MB Financial Bank’s board of directors at its regularly scheduled meetings. We consistently apply our methodology for determining the appropriateness of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs, management's evaluation of the loan portfolio, and macroeconomic factors.

10k Index

The following table presents an analysis of the allowance for loan losses for the years presented (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004

Balance at beginning of year	$ 65,103	$ 58,983	$ 42,290	$ 42,255	$ 37,730
Additions from acquisitions	-	-	16,425	-	4,052
Allowance related to bank subsidiary sold	-	-	-	-	-
Provision for loan losses	125,721	19,313	10,100	8,150	7,800
Charge-offs:
Commercial loans	(13,653)	(7,072)	(10,160)	(4,007)	(5,584)
Commercial loans collateralized by assignment of lease payments	(1,258)	(515)	(246)	(826)	(1,538)
Commercial real estate	(14,872)	(3,471)	(1,671)	(1,052)	(1,508)
Residential real estate	(550)	(1,075)	(434)	(118)	(98)
Construction real estate	(14,940)	(2,294)	-	(3,824)	(514)
Indirect vehicles	(2,109)	(1,193)	(307)	-	-
Home equity	(1,801)	(194)	(427)	(149)	(276)
Consumer loans	(642)	(492)	(555)	(199)	(459)
Total charge-offs	(49,825)	(16,306)	(13,800)	(10,175)	(9,977)
Recoveries:
Commercial loans	891	1,265	2,402	954	1,488
Commercial loans collateralized by assignment of lease payments	67	979	40	329	105
Commercial real estate	266	37	378	51	35
Residential real estate	29	20	26	97	45
Construction real estate	951	38	490	-	28
Indirect vehicles	625	389	4	-	-
Home equity	132	344	481	495	611
Consumer loans	41	41	147	134	338
Total recoveries	3,002	3,113	3,968	2,060	2,650

Net charge-offs	(46,823)	(13,193)	(9,832)	(8,115)	(7,327)

Balance at December 31,	$144,001	$65,103	$58,983	$42,290	$42,255

Total loans at December 31,	$6,228,563	$5,615,627	$4,971,494	$3,480,447	$3,180,820
Ratio of allowance to total loans	2.31%	1.16%	1.19%	1.22%	1.33%
Ratio of net charge-offs to average loans	0.79%	0.25%	0.24%	0.24%	0.25%

    Provision for loan losses increased by $106.4 million to $125.7 million for the year ended December 31, 2008 from $19.3 million in the same period of 2007.  The increase in our provision for loan losses was primarily due the migration of performing loans from lower risk rating to higher risk rating during 2008, worsening macroeconomic factors, and the increases in non-performing loans and net charge-offs.  Also factoring into our provision was our loan growth during the year ended December 31, 2008.

Additionally, the underlying value of collateral on impaired loans deteriorated during the fourth quarter of 2008.  Overall, the business environment has been adverse for many households and businesses in the United States, including the Chicago metropolitan area.  The business environment significantly declined during the fourth quarter of 2008 as a result of significant job losses and housing foreclosures.  Single family homes, condominiums, retail property, manufacturing property, and vacant land all experienced a significant decrease in demand due to the worsening economic environment during the fourth quarter of 2008.  As a result, significant declines in the values of single family homes and other properties occurred during the fourth quarter.

10k Index

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans.  The purpose of this allocation is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2008		2007		2006		2005		2004
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial loans	$ 40,217	24%	$15,627	24%	$20,918	21%	$14,918	22%	$10,394	22%
Commercial loans collateralized by
assignment of lease payments	10,245	10%	7,854	10%	8,897	8%	6,868	8%	6,560	8%
Commercial real estate	31,241	38%	15,653	36%	10,458	36%	11,687	42%	9,715	42%
Residential real estate	1,623	5%	1,430	6%	1,430	7%	776	6%	779	8%
Construction real estate	57,443	13%	23,039	14%	15,780	17%	7,491	15%	4,416	12%
Consumer loans and other	3,232	10%	1,500	10%	1,621	11%	550	7%	571	8%
Unallocated (1)	-	-	-	-	-	-	-	-	9,820	-
Total	$144,001	100%	$65,103	100%	$58,983	100%	$42,290	100%	$42,255	100%

(1) In 2005, the methodology was refined to fully allocate all components of the loan loss reserve.

Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including specific reserves, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in our market area.  In addition, federal regulatory authorities, as part of the examination process, periodically review our allowance for loan losses.  The regulators may require us to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination.  Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.  In 2008, the allocation of the allowance for loan losses increased in commercial, commercial real estate and construction real estate loans, due to the migration of performing loans from lower risk rating to higher risk rating during 2008, worsening macroeconomic factors, and the increases in non-performing loans and potential problem loans during the year ended December 31, 2008.  See discussion below in “Potential Problem Loans”.

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

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Office of the Comptroller of the Currency, MB Financial Bank’s primary regulator, which can order the establishment of additional general or specific loss allowances.  There can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially adjust our allowance for loan losses.  The Office of the Comptroller of the Currency, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Management believes it has established an adequate allowance for probable loan losses.  We analyze our process regularly, with modifications made if needed, and report those results four times per year at meetings of our Audit Committee.  However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially adjust our allowance for loan losses at the time of their examination.

10k Index

Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

We define potential problem loans as performing loans rated substandard, that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans were $100.9 million, or 1.62% of total loans as of December 31, 2008, and approximately $87.6 million, or 1.56% of total loans as of December 31, 2007.

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

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our core deposits consist of checking accounts, NOW accounts, money market accounts, savings accounts and non-public certificates of deposit.  These deposits, along with public fund deposits, brokered deposits, and short-term and long-term borrowings are used to support our asset base.  Our deposits are obtained predominantly from the geographic trade areas surrounding each of our office locations.  We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.  We also use brokered deposits as an alternative funding source which allows us flexibility in managing our overall interest expense.  Total deposits increased by $981.8 million, including an increase in brokered deposits of $386.3 million, from December 31, 2007 to December 31, 2008.

The following table sets forth the maturities of certificates of deposit and other time deposits $100,000 and over at December 31, 2008 (in thousands):

At December 31, 2008
Certificates of deposit $100,000 and over:
Maturing within three months	$ 511,980
After three but within six months	532,188
After six but within twelve months	403,516
After twelve months	561,671
Total certificates of deposit $100,000 and over (1)	$2,009,355

Other time deposits $100,000 and over (2):
Maturing within three months	$ 12,347
After three but within six months	27,603
After six but within twelve months	25,851
After twelve months	15,911
Total other time deposits $100,000 and over	$ 81,712

(1) Includes brokered deposits of $864.8 million.
(2)     Consists of time deposits held in individual retirement accounts (IRA’s) and time certificates that the customer has the option to increase the principal balance and maintain the original interest rate.

10k Index

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31,
	2008		2007
	Amount	Percent	Amount	Percent

Demand deposits, noninterest bearing	$ 960,117	14.78%	$ 875,491	15.88%
NOW and money market accounts	1,465,436	22.56%	1,263,021	22.91%
Savings deposits	367,684	5.66%	390,980	7.09%
Time certificates, $100,000 or more	2,091,067	32.19%	1,686,593	30.59%
Other time certificates	1,611,267	24.81%	1,297,698	23.53%
Total	$6,495,571	100.00%	$5,513,783	100.00%

Borrowings.  Short-term borrowings decreased by $489.1 million to $488.6 million at December 31, 2008 compared to $977.7 million at December 31, 2007.  We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings from time to time include federal funds purchased, Federal Reserve term auction funds, securities sold under agreements to repurchase, Federal Home Loan Bank advances, treasury, tax and loan demand notes, and correspondent bank lines of credit.  We also offer customers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements.  As business customers have grown more sophisticated in managing their daily cash position, demand for the sweep product has increased.

10k Index

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2008	2007	2006

Federal funds purchased:
Average balance outstanding	$ 44,413	$ 90,928	$ 57,641
Maximum outstanding at any month-end during the period	175,000	199,100	133,100
Balance outstanding at end of period	5,000	170,000	133,100
Weighted average interest rate during the period	3.09%	5.16%	5.40%
Weighted average interest rate at end of the period	0.68%	3.86%	5.38%
Federal Reserve term auction funds:
Average balance outstanding	$ 91,803	$ -	$ -
Maximum outstanding at any month-end during the period	250,000	-	-
Balance outstanding at end of period	100,000	-	-
Weighted average interest rate during the period	2.59%	-	-
Weighted average interest rate at end of the period	0.42%	-	-
Securities sold under agreements to repurchase:
Average balance outstanding	$291,013	$323,132	$365,786
Maximum outstanding at any month-end during the period	366,271	409,848	462,293
Balance outstanding at end of period (1)	282,832	367,702	351,378
Weighted average interest rate during the period	1.49%	3.66%	3.97%
Weighted average interest rate at end of the period	0.48%	3.02%	3.89%
Federal Home Loan Bank advances:
Average balance outstanding	$252,452	$397,065	$205,805
Maximum outstanding at any month-end during the period	344,011	440,019	239,679
Balance outstanding at end of period	100,787	440,019	204,026
Weighted average interest rate during the period	3.75%	5.23%	4.94%
Weighted average interest rate at end of the period	2.46%	5.05%	5.30%
Treasury, tax and loan demand notes
Average balance outstanding	$ -	$ -	$ 1,545
Maximum outstanding at any month-end during the period	-	-	3,959
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	-	-	4.48%
Weighted average interest rate at end of the period	-	-	-
Correspondent bank lines of credit:
Average balance outstanding	$ 1,393	$ 1,555	$ 1,115
Maximum outstanding at any month-end during the period	10,000	10,000	12,000
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	3.23%	5.72%	6.11%
Weighted average interest rate at end of the period	-	-	-

(1)	Balance includes customer repurchase agreements totaling $282.8 million, $367.7 million and $314.4 million at December 31, 2008, 2007 and 2006, respectively.

Long-term borrowings include notes payable to other banks to support a portfolio of equipment that we own and lease to other companies, Federal Home Loan Bank advances, structured repurchase agreements, and subordinated debt.  As of December 31, 2008 and December 31, 2007, our long-term borrowings were $471.5 million and $208.9 million, respectively.

Junior subordinated notes issued to capital trusts include debentures sold to Coal City Capital Trust I, FOBB Capital Trust I, FOBB Capital Trust III, MB Financial Capital Trust II, MB Financial Capital Trust III, MB Financial Capital Trust IV, MB Financial Capital Trust V, and MB Financial Capital Trust VI in connection with the issuance of their preferred securities in 1998, 2000, 2003, 2005, 2006, 2006, 2007, and 2007, respectively.  As of December 31, 2008 and December 31, 2007, our junior subordinated notes issued to capital trusts were $158.8 million and $159.0 million, respectively.  See Notes 1 and 13 to the consolidated financial statements for further analysis.

10k Index

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

Our subsidiary bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal policy which dictates a ratio of loans to deposits.  Our current policy maintains that we, on a consolidated basis, may not have a ratio of loans to deposits (including customer repurchase agreements) in excess of 105%.  At December 31, 2008, we were in compliance with the foregoing policy.

At December 31, 2008, our subsidiary bank had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $1.8 billion.  Our bank anticipates that it will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit that are scheduled to mature within one year totaled $2.8 billion at December 31, 2008 including brokered deposits.  Although no assurance can be given, we expect to retain a substantial majority of these certificates of deposit or acquire additional brokered deposits.

In the event that additional short-term liquidity is needed, our banks have established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at December 31, 2008, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $400 million for a short time from these banks on a collective basis.  Additionally, MB Financial Bank is a member of the Federal Home Loan Bank of Chicago, Illinois and as of December 31, 2008, has the ability to borrow an additional $132.7 million from the Federal Home Loan Bank.  The Company can also use the Federal Reserve Discount Window and the Federal Reserve Term Auction Funds for short-term funding.  Each auction is for a fixed amount and the rate is determined by the auction process.  These borrowings are primarily collateralized by commercial and indirect vehicle loans with unpaid principal balances aggregating no less than 200% of the outstanding advances from the Federal Reserve Term Auction and 100% of the outstanding advances from the Federal Reserve Discount Window.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, the temporary curtailment of lending activities, or selling loans.

Corporation Liquidity. Our main sources of liquidity at the holding company level are dividends from our subsidiary bank.

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

10k Index

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

Interest rate swaps designated as an interest rate related hedge of an existing fixed rate asset or liability are fair value type hedges.  We currently use fair value type hedges, or interest rate swaps, to mitigate the interest sensitivity of certain qualifying commercial loans and brokered time certificates of deposit.  The change in fair value of both the interest rate swap and hedged instrument is recorded in current earnings.  If a hedge ceases to qualify for hedge accounting prior to maturity, previous adjustments to the carrying value of the hedged item are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest-bearing instrument that has not been sold or extinguished).  For additional information, including the notional amount and fair value of our interest rate swaps at December 31, 2008, see Note 21 “Derivative Financial Instruments” to the consolidated financial statements.

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

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2008 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Time deposits	$3,702,334	$2,806,727	$709,579	$104,150	$81,878
Long-term borrowings	471,466	45,060	189,003	44,320	193,083
Junior subordinated notes issued to capital trusts (1)	158,824	-	-	-	158,824
Operating leases	27,226	3,182	4,415	3,259	16,370
Capital expenditures	1,016	1,016	-	-	-
Total	$4,360,866	$2,855,989	$902,992	$151,230	$450,655
Letters of Credit and commitments to extend credit	$1,812,903

(1)	Call dates are set forth in Note 13 to the audited consolidated financial statements under Item 8. Financial Statements and Supplementary Data.

Capital Resources

Our subsidiary bank is subject to the risk based capital regulations administered by the banking regulatory agencies.  The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%.  Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which, if undertaken, could have a direct material effect on the bank’s financial statements.  As of December 31, 2008, the most recent notification from the federal banking regulators categorized our subsidiary bank as well capitalized.

10k Index

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

As of December 31, 2008, our subsidiary bank was "well capitalized" under the capital adequacy requirements to which each of us are subject.  The following table sets forth the actual and required regulatory capital amounts and ratios for our subsidiary bank and us as of December 31, 2008 (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total capital (to risk-weighted assets):
Consolidated	$936,027	14.08%	$531,968	8.00%	N/A	N/A
MB Financial Bank	759,845	11.46%	530,595	8.00%	$663,243	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$802,384	12.07%	$265,984	4.00%	N/A	N/A
MB Financial Bank	626,185	9.44%	265,297	4.00%	$397,946	6.00%

Tier 1 capital (to average assets):
Consolidated	$802,384	9.85%	$325,872	4.00%	N/A	N/A
MB Financial Bank	626,185	7.70%	325,300	4.00%	$406,625	5.00%

N/A – not applicable

We established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The trust preferred securities are included in our consolidated Tier 1 Capital and Total Capital at December 31, 2008.  In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include qualifying trust preferred securities in their Tier 1 Capital for regulatory capital purposes, subject to a 25% limitation to all core (Tier I) capital elements, net of goodwill less any associated deferred tax liability.  The final rule provides a five-year transition period, ending March 31, 2009, for application of the aforementioned quantitative limitation.  As of December 31, 2008, 100% of the trust preferred securities described in Note 13 of our audited consolidated financial statements qualified as Tier I capital.  Under the final rule adopted in March 2005, that will take effect March 31, 2009, 100% of the trust preferred securities outstanding, as of December 31, 2008, will qualify as Tier I capital.

As of December 31, 2008, we had approximately $1.0 million in capital expenditure commitments outstanding which relate to various projects to build new branches or renovate existing branches.  We expect to pay the outstanding commitments as of December 31, 2008 through the normal cash flows of our business operations.

Statement of Cash Flows

Operating Activities.  Cash flows from continuing operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash provided by continuing operating activities increased by $6.0 million to $147.7 million for the year ended December 31, 2008, from $141.7 million for the year ended December 31, 2007.  The increase was primarily due to an increase in provision for loan losses partially offset by a decrease in net income.

10k Index

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

Investing Activities.  Cash used in continuing investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the year ended December 31, 2008, the Company had net cash flows used in continuing investing activities of $887.8 million, compared to $206.9 million for the year ended December 31, 2007.  The change in cash flows from continuing investing activities was primarily due to a decrease in the proceeds from sales and maturities in our investment portfolio, and an increase in purchases of investment securities during the year ended December 31, 2008, compared to the year ended December 31, 2007.  Additionally, we received $76.1 million from the sale of Union Bank in 2007.

Net cash used in investing activities increased by $112.2 million to $206.9 million for the year ended December 31, 2006 from $94.8 million for the year ended December 31, 2007.  The change in cash flows from continuing investing activities was primarily due to the funding of our loan growth during the year ended December 31, 2007.

Financing Activities.  Cash flows from continuing financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the year ended December 31, 2008, the Company had net cash flows provided by continuing financing activities of $931.5 million, compared to $68.2 million for the year ended December 31, 2007.  The change in cash flows from continuing financing activities was primarily due to an increase in deposits and the issuance of preferred stock pursuant to the TARP Capital Purchase Program, partially offset by a net decrease in borrowings.  During 2008 we improved our liquidity position as a result of an increase in deposits of $981.8 million, and a reduction in short-term borrowings of $489.1 million.  In addition, we lengthened the maturities on both customer and brokered certificates of deposits.

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

10k Index

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2008 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2008 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

10k Index

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 6%, 9% and 8%, respectively, in the first three months, 17%, 23%, and 21%, respectively, in the next nine months, 59%, 57% and 58%, respectively, from one year to five years, and 18%, 11%, and 13%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total

Interest Earning Assets:
Interest bearing deposits with banks	$ 260,892	$ 190	$ 752	$ -	$ 261,834
Investment securities available for sale	133,998	251,193	661,663	289,276	1,336,130
Loans	2,634,769	1,163,948	2,309,914	119,932	6,228,563
Total interest earning assets	$3,029,659	$1,415,331	$2,972,329	$ 409,208	$7,826,527

Interest Bearing Liabilities:
NOW and money market deposit accounts	$ 117,491	$ 309,272	$ 845,547	$ 193,126	$1,465,436
Savings deposits	28,627	76,483	211,711	50,863	367,684
Time deposits	914,565	1,953,563	810,869	23,337	3,702,334
Short-term borrowings	239,203	89,144	146,233	14,039	488,619
Long-term borrowings	101,998	33,548	333,736	2,184	471,466
Junior subordinated notes issued to capital trusts	152,070	-	6,754	-	158,824
Total interest bearing liabilities	$1,553,954	$2,462,010	$2,354,850	$ 283,549	$6,654,363

Rate sensitive assets (RSA)	$3,029,659	$4,444,990	$7,417,319	$7,826,527	$7,826,527
Rate sensitive liabilities (RSL)	$1,553,954	$4,015,964	$6,370,814	$6,654,363	$6,654,363
Cumulative GAP (GAP=RSA-RSL)	$1,475,705	$ 429,026	$1,046,505	$1,172,164	$1,172,164

RSA/Total assets	34.35%	50.40%	84.10%	88.74%	88.74%
RSL/Total assets	17.62%	45.53%	72.23%	75.45%	75.45%
GAP/Total assets	16.73%	4.86%	11.87%	13.29%	13.29%
GAP/RSA	48.71%	9.65%	14.11%	14.98%	14.98%

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

10k Index

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Change in Net Interest Income Over One Year Horizon
Changes in	At December 31, 2008		At December 31, 2007
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+2.00%	$8,664	3.40%	$502	0.23%
+1.00%	3,328	1.30%	736	0.33%

In the interest rate sensitivity table above, changes in net interest income between December 31, 2008 and December 31, 2007 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

The assumptions used in our interest rate sensitivity simulation discussed above are inherently uncertain and, as a result, the simulations cannot precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income.  Our model assumes that a portion of our variable rate loans that have minimum interest rates will remain in our portfolio regardless of changes in the interest rate environment.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

As a result of the current interest rate environment, the Company does not anticipate any significant declines in interest rates over the next twelve months.  For this reason, we did not use an interest rate sensitivity simulation that assumes a gradual decline in the level of interest rates over the next twelve months.

10k Index

Item 8.  Financial Statements and Supplementary Data

MB FINANCIAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

INDEX

Page
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING................................................................................................	54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING...	55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS...	56

FINANCIAL STATEMENTS

Consolidated Balance Sheets...	57

Consolidated Statements of Income..............................................................................................................................................................................................	58

Consolidated Statements of Changes in Stockholders' Equity.................................................................................................................................................	60

Consolidated Statements of Cash Flows......................................................................................................................................................................................	62

Notes to Consolidated Financial Statements...............................................................................................................................................................................	64

10k Index

Notes to Cons Finl Stmts Index

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control–Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Mitchell Feiger	/s/ Jill E. York
Mitchell Feiger	Jill E. York
President and	Vice President and
Chief Executive Officer	Chief Financial Officer
 February 27, 2009

10k Index

Notes to Cons Finl Stmts Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
MB Financial, Inc.

We have audited MB Financial, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, MB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of MB Financial, Inc. and our report dated February 26, 2009 expressed an unqualified opinion.

/s/McGladrey & Pullen, LLP
Schaumburg, Illinois
February 26, 2009

10k Index

Notes to Cons Finl Stmts Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
MB Financial, Inc.

We have audited the consolidated balance sheets of MB Financial, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MB Financial, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 19, MB Financial, Inc. and Subsidiaries adopted the provisions of Statement of Accounting Standards (SFAS) No. 157, Fair Value Measurements, for assets and liabilities measured and reported at fair value.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MB Financial Inc. and Subsidiaries internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/McGladrey & Pullen, LLP
Schaumburg, Illinois
February 26, 2009

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Amounts in thousands, except share and per share data)
	2008	2007

ASSETS

Cash and due from banks	$ 79,824	$ 141,248
Interest bearing deposits with banks	261,834	9,093
Total cash and cash equivalents	341,658	150,341
Investment securities:
Securities available for sale, at fair value	1,336,130	1,177,714
Non-marketable securities - FHLB and FRB Stock	64,246	63,671
Total investment securities	1,400,376	1,241,385
Loans (net of allowance for loan losses of $144,001 at December 31, 2008 and
$65,103 at December 31, 2007)	6,084,562	5,550,524
Lease investments, net	125,034	97,321
Premises and equipment, net	186,474	183,722
Cash surrender value of life insurance	119,526	116,690
Goodwill, net	387,069	379,047
Other intangibles, net	25,776	25,352
Other assets	149,288	90,321
Total assets	$8,819,763	$7,834,703

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits:
Noninterest bearing	$ 960,117	$ 875,491
Interest bearing	5,535,454	4,638,292
Total deposits	6,495,571	5,513,783
Short-term borrowings	488,619	977,721
Long-term borrowings	471,466	208,865
Junior subordinated notes issued to capital trusts	158,824	159,016
Accrued expenses and other liabilities	136,459	112,949
Total liabilities	7,750,939	6,972,334

Minority interest	2,629	-

Stockholders' Equity:
Preferred stock, ($0.01 par value, authorized 1,000,000 shares at December 31, 2008; series A, 5% cumulative	193,025	-
perpetual, 196,000 shares issued and outstanding at December 31, 2008, $1,000.00 liquidation value)
Common stock, ($0.01 par value; authorized 50,000,000 shares at December 31, 2008 and 43,000,000 at
December 31, 2007; issued 37,542,968 shares at December 31, 2008 and 37,401,023 at December 31, 2007)	375	374
Additional paid-in capital	445,692	441,201
Retained earnings	495,505	505,260
Accumulated other comprehensive income	16,910	7,597
Less: 2,612,143 and 2,785,573 shares of treasury stock, at cost, at December 31,
2008 and December 31, 2007, respectively	(85,312)	(92,063)
Total stockholders' equity	1,066,195	862,369

Total liabilities and stockholders' equity	$8,819,763	$7,834,703

See Accompanying Notes to Consolidated Financial Statements.

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2008, 2007 and 2006
(Amounts in thousands, except share and per share data)
	2008	2007	2006
Interest income:
Loans	$357,075	$393,016	$310,194
Investment securities available for sale:
Taxable	40,468	49,675	51,836
Nontaxable	15,502	13,862	11,255
Federal funds sold	276	449	774
Other interest bearing accounts	467	264	312
Total interest income	413,788	457,266	374,371
Interest expense:
Deposits	151,370	185,649	141,108
Short-term borrowings	17,590	37,354	27,944
Long-term borrowings and junior subordinated notes	23,940	21,957	17,140
Total interest expense	192,900	244,960	186,192
Net interest income	220,888	212,306	188,179
Provision for loan losses	125,721	19,313	10,100
Net interest income after provision for loan losses	95,167	192,993	178,079
Other income:
Loan service fees	9,180	6,258	5,400
Deposit service fees	28,228	23,918	19,445
Lease financing, net	16,973	15,847	13,369
Brokerage fees	4,317	9,581	9,318
Asset management and trust fees	11,869	10,447	6,916
Net gain (loss) on sale of securities available for sale	1,130	(3,744)	(445)
Increase in cash surrender value of life insurance	5,299	5,003	3,964
Net (loss) gain on sale of assets	(1,104)	10,097	860
Merchant card processing	18,041	16,347	6,848
Other operating income	4,533	6,150	5,646
	98,466	99,904	71,321
Other expenses:
Salaries and employee benefits	109,568	111,438	88,907
Occupancy and equipment expense	28,922	28,915	24,462
Computer services expense	7,392	6,699	6,281
Advertising and marketing expense	5,092	4,861	4,597
Professional and legal expense	3,110	4,543	2,027
Brokerage fee expense	1,929	4,802	4,986
Telecommunication expense	2,825	2,808	2,617
Other intangibles amortization expense	3,554	3,504	1,971
Merchant card processing	16,582	14,815	6,210
Charitable contributions	30	4,686	695
Other operating expenses	21,783	19,765	16,322
	200,787	206,836	159,075
Income (loss) before income taxes and discontinued operations	(7,154)	86,061	90,325
Income taxes	(23,318)	24,036	27,269
Income from continuing operations	16,164	62,025	63,056
Discontinued operations
Income from discontinued operations before income taxes	-	50,475	6,213
Income taxes	-	18,637	2,155
Income from discontinued operations	-	31,838	4,058
Net income	$ 16,164	$ 93,863	$ 67,114
Dividends on preferred shares	789	-	-
Net income available to common shareholders	$ 15,375	$ 93,863	$ 67,114

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2008, 2007 and 2006
(Amounts in thousands, except share and per share data)
Common share data:
	2008	2007	2006
Basic earnings per common share from continuing operations	$ 0.44	$ 1.73	$ 2.02
Basic earnings per common share from discontinued operations	$ -	$ 0.88	$ 0.13
Basic earnings per common share	$ 0.44	$ 2.61	$ 2.15
Diluted earnings per common share from continuing operations	$ 0.44	$ 1.70	$ 1.99
Diluted earnings per common share from discontinued operations	$ -	$ 0.88	$ 0.13
Diluted earnings per common share	$ 0.44	$ 2.58	$ 2.12
Weighted average common shares outstanding	34,706,092	35,919,900	31,156,887
Diluted weighted average common shares outstanding	35,061,712	36,439,561	31,687,220

See Accompanying Notes to Consolidated Financial Statements.

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2008, 2007 and 2006
(Amounts in thousands, except share and per share data)
						Accumulated
						Other
				Additional		Comprehensive		Total Stock-
	Comprehensive	Preferred	Common	Paid-in	Retained	Income (Loss),	Treasury	holders'
	Income	Stock	Stock	Capital	Earnings	Net of Tax	Stock	Equity
Balance at January 1, 2006		$ -	$289	$141,745	$390,407	$(9,453)	$(16,002)	$ 506,986
Net income	$ 67,114				67,114			67,114
Unrealized holding gains on investment securities,
net of tax expense of $841	1,562
Reclassification adjustments for losses included in
net income, net of tax benefit of ($156)	289
Other comprehensive income, net of tax	1,851					1,851		1,851
Comprehensive income	$ 68,965
Issuance of 8,374,308 shares of common stock in			84	296,812				296,896
business combination
Issuance of 45,217 shares of restricted stock, net of
forfeitures and amortization				1,447				1,447
Purchase of 390,000 shares of treasury stock							(13,833)	(13,833)
Reissuance of 161 shares of treasury stock for
employee stock awards				(1)			6	5
Paid-in capital – stock options				1,643				1,643
Stock options exercised - Reissuance of 185,582
shares of treasury stock				(3,307)			7,434	4,127
Excess tax benefits from stock-based payment				884				884
arrangements
Preferred dividends declared		-
Cash dividends declared ($0.66 per share)					(20,168)			(20,168)
Purchase of 8,402 shares held in trust for
deferred compensation plan				279			(279)	-
Balance at December 31, 2006		$ -	$373	$439,502	$437,353	$(7,602)	$(22,674)	$ 846,952
Net income	$ 93,863				93,863			93,863
Unrealized holding gains on investment securities,
net of tax expense of $6,715	12,470
Reclassification adjustments for losses included in
net income, net of tax benefit of ($1,469)	2,729
Other comprehensive income, net of tax	15,199					15,199		15,199
Comprehensive income	$109,062
Issuance of 68,695 shares of restricted stock, net of
forfeitures and amortization			1	2,112				2,113
Purchase of 2,333,270 shares of treasury stock							(77,524)	(77,524)
Reissuance of 2,250 shares of treasury stock for
employee stock awards				(70)			80	10
Reissuance of 40,428 shares of treasury stock for
prior Company Directors’ fees deferred				(819)			1,631	812
Paid-in capital – stock options				2,127				2,127
Stock options exercised - Reissuance of 173,415
shares of treasury stock				(2,709)			6,498	3,789
Excess tax benefits from stock-based payment
arrangements				984				984
Preferred dividends declared		-
Cash dividends declared ($0.72 per share)					(25,956)			(25,956)
Purchase of 2,276 shares held in trust for
deferred compensation plan				74			(74)	-
Balance at December 31, 2007		$ -	$374	$441,201	$505,260	$ 7,597	$(92,063)	$ 862,369

(Continued)

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2008, 2007 and 2006
(Amounts in thousands, except share and per share data)
						Accumulated
						Other
				Additional		Comprehensive		Total Stock-
	Comprehensive	Preferred	Common	Paid-in	Retained	Income (Loss),	Treasury	holders'
	Income	Stock	Stock	Capital	Earnings	Net of Tax	Stock	Equity
Balance at January 1, 2008		$ -	$374	$441,201	$505,260	$ 7,597	$(92,063)	$ 862,369
Net income	$ 16,164				16,164			16,164
Unrealized holding gains on investment securities,
net of tax expense of $5,410	10,048
Reclassification adjustments for gains included in
net income, net of tax expense of ($395)	(735)
Other comprehensive income, net of tax	9,313					9,313		9,313
Comprehensive income	$ 25,477
Issuance of 126,078 shares of restricted stock, net of
forfeitures and amortization			1	2,227				2,228
Purchase of 51,274 shares of treasury stock							(1,349)	(1,349)
Reissuance of 13,098 shares of treasury stock for
employee stock awards				(465)			465	-
Issuance of 15,867 shares for employee stock awards			-					-
Paid-in capital – stock options				651				651
Stock options exercised - Reissuance of 230,877
shares of treasury stock				(3,590)			8,175	4,585
Excess tax benefits from stock-based payment
arrangements				2,032				2,032
Issuance of preferred stock		192,944						192,944
Issuance of stock warrant				3,056				3,056
Dividends on preferred shares		81			(789)			(708)
Restricted stock unit dividends				40	(40)
Cash dividends declared ($0.72 per share)					(25,090)			(25,090)
Purchase of 19,271 shares held in trust for
deferred compensation plan				540			(540)	-
Balance at December 31, 2008		$193,025	$375	$445,692	$495,505	$16,910	$(85,312)	$1,066,195

See Accompanying Notes to Consolidated Financial Statements.

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006
(Amounts in Thousands)
	2008	2007	2006
Cash Flows From Operating Activities
Net income	$ 16,164	$ 93,863	$ 67,114
Net income from discontinued operations	-	(31,838)	(4,058)
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation on premises and equipment	11,743	11,179	9,599
Depreciation on leased equipment	31,995	26,097	27,548
Amortization of restricted stock awards	2,228	2,113	1,447
Compensation expense for stock option grants	651	3,110	2,527
(Gain) loss on sales of premises and equipment and leased equipment	382	(11,683)	(1,830)
Amortization of other intangibles	3,554	3,504	1,971
Provision for loan losses	125,721	19,313	10,100
Deferred income tax expense (benefit)	(22,574)	(683)	11,000
Amortization of premiums and discounts on investment securities, net	3,519	2,274	5,964
Accretion of premiums and discounts on loans, net	(2,732)	(3,272)	(2,097)
Trading securities transactions, net	-	-	903
Net (gain) loss on sale of investment securities	(1,130)	3,744	445
Proceeds from sale of loans held for sale	44,108	61,794	385,346
Origination of loans held for sale	(43,586)	(60,994)	(39,060)
Net gain on sale of loans held for sale	(522)	(800)	(954)
Increase in cash surrender value of life insurance	(2,836)	(2,556)	(3,964)
Gain on interest only securities pool termination	-	-	(718)
(Increase) decrease in other assets	(36,484)	9,460	(19,110)
Increase (decrease) in other liabilities, net	17,475	17,092	(7,218)
Net cash provided by continuing operating activities	147,676	141,717	444,955
Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	14,806	315,837	400,710
Proceeds from maturities and calls of investment securities available for sale	351,420	409,777	266,420
Purchase of investment securities available for sale	(513,396)	(317,653)	(239,207)
Net increase in loans	(657,026)	(654,054)	(411,274)
Purchases of premises and equipment	(15,440)	(17,238)	(12,829)
Purchases of leased equipment	(61,050)	(47,397)	(45,952)
Proceeds from sales of premises and equipment	129	21,842	1,768
Proceeds from sales of leased equipment	3,164	6,597	5,302
Principal paid on lease investments	(1,099)	(774)	(721)
Cash proceeds received from sale of bank subsidiary	-	76,148	-
Cash paid, net of cash and cash equivalents in acquisitions	(9,333)	-	(58,979)
Net cash used in continuing investing activities	(887,825)	(206,915)	(94,762)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	981,788	(66,770)	(208,413)
Net (decrease) increase in short-term borrowings	(489,102)	210,117	(71,943)
Proceeds from long-term borrowings	285,384	51,530	65,045
Principal paid on long-term borrowings	(22,783)	(9,445)	(89,157)
Proceeds from junior subordinated notes issued to capital trusts	-	52,500	30,000
Principal paid on junior subordinated notes issued to capital trusts	-	(71,800)	-
Issuance of preferred stock	192,944	-	-
Issuance of common stock warrant	3,056	-	-
Treasury stock transactions, net	(1,348)	(76,703)	(14,107)
Stock options exercised	4,585	3,789	4,124
Excess tax benefits from share-based payment arrangements	2,032	984	884
Dividends paid on common stock	(25,090)	(25,956)	(20,168)
Net cash provided by (used in) continuing financing activities	931,466	68,246	(303,735)
Net increase in cash and cash equivalents from continuing operations	$ 191,317	$ 3,048	$ 46,458
Cash Flows From Discontinued Operations
Net cash provided by operating activities of discontinued operations	-	5,817	5,548
Net cash used in investing activities of discontinued operations	-	(21,191)	(14,682)
Net cash provided by financing activities of discontinued operations	-	2,617	17,942
Net cash provided by (used in) discontinued operations	-	(12,757)	8,808
Net increase/(decrease) in cash and cash equivalents	$ 191,317	$ (9,709)	$ 55,266
Cash and cash equivalents:
Beginning of year (1)	150,341	160,050	104,784
End of year (2)	$ 341,658	$ 150,341	$160,050
(1) Includes balances from discontinued operations	$ -	$ 12,757	$ 3,947
(2) Includes balances from discontinued operations	$ -	$ -	$ 12,757
(continued)
See Accompanying Notes to Consolidated Financial Statements.

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2008, 2007 and 2006
(Amounts in Thousands)
	2008	2007	2006

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$190,266	$249,292	$ 177,867
Income taxes paid, net of refunds	12,767	35,642	31,451

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$ 6,327	$ 1,249	$ 3,074
Loans transferred to repossessed vehicles	1,519	681	-
Loans securitized transferred to investment securities available for sale	50,914	-	-
Long-term borrowings reclassified to short-term borrowings	-	79,100	-

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$ -	$ -	$ 744,292
Trading securities	-	-	898
Loans held for sale	-	-	1,471
Loans, net	-	-	1,075,277
Loans held for sale	-	-	343,361
Premises and equipment, net	72	-	48,703
Goodwill, net	8,022	-	253,783
Other intangibles, net	3,978	-	18,233
Cash surrender value of life insurance	-	-	26,507
Other assets	828	-	21,321
Total noncash assets acquired:	$ 12,900	$ -	$2,533,846

Liabilities assumed:
Deposits	$ -	$ -	$1,882,754
Short-term borrowings	-	-	46,937
Long-term borrowings	-	-	212,414
Junior subordinated notes issued to capital trusts	-	-	24,775
Accrued expenses and other liabilities	1,067	-	12,559
Total liabilities assumed:	$ 1,067	$ -	$2,179,439
Net noncash assets acquired:	$ 11,833	$ -	$ 354,407

Cash and cash equivalents acquired	$ 667	$ -	$ 16,585

Minority interest	$ 2,500	$ -	$ -

Stock issuance in lieu of cash paid in acquisition	$ -	$ -	$ 296,896

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                      Significant Accounting Policies

MB Financial, Inc. (the Company, we, us, our) is a financial holding company providing a full range of financial services to individuals and corporate customers through its banking subsidiary, MB Financial Bank, N.A.

The Company’s primary market is the Chicago, Illinois metropolitan area, in which the Company operates 71 banking offices through MB Financial Bank, N.A.  MB Financial Bank, N.A. also has one banking office in Philadelphia, Pennsylvania.

MB Financial Bank N.A., our largest subsidiary, has seven wholly owned subsidiaries with significant operating activities: MB Financial Center LLC; MB Financial Community Development Corporation; MBRE Holdings LLC; LaSalle Systems Leasing, Inc.; Vision Investment Services, Inc.; Cedar Hill Associates, LLC; and Ashland Management LLC.

Basis of Financial Statement Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany items and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry.  In accordance with applicable accounting standards, the Company does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities.  See Note 13 below for more detail.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year.  Actual results could differ from those estimates.  Areas involving the use of management's estimates and assumptions, which are more susceptible to change in the near term include the allowance for loan losses; residual value of direct finance, leveraged, and operating leases; income tax accounting; and goodwill impairment analysis.

We adopted SFAS No. 157, Fair Value Measurements (SFAS 157) effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  The adoption of SFAS 157 did not have a material impact on the consolidated financial statements or results of operations of the Company.  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, "Effective Date of FASB Statement No. 157," the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities such as goodwill, other intangibles, real estate owned, and repossessed assets until January 1, 2009.  SFAS 157 applies to all financial instruments that are measured and reported on a fair value basis.  See Note 19 for additional information.

In conjunction with the adoption of SFAS 157, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of SFAS No. 115 (SFAS 159) as of January 1, 2008. SFAS 159 provides companies the option to report selected financial assets and liabilities at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. After the initial adoption, the election is made at the acquisition of a financial asset or financial liability and it may not be revoked.  The Company has not elected the fair value option for any financial assets or liabilities.  See Note 19 for additional information.

On November 28, 2007, the Company sold Union Bank to Olney Bancshares of Texas, Inc.  This divestiture is accounted for in the accompanying financial statements as discontinued operations.  Please see Note 3 to the notes to the audited consolidated financial statements for more detail.

Cash and cash equivalents: For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), interest-bearing deposits with banks, with original maturities of ninety days or less, and federal funds sold.

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

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Premises and equipment: Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets.  Useful lives range from five to ten years for furniture and equipment, and five to thirty-nine years for buildings and building improvements.  Land improvements are amortized over a period of fifteen years and leasehold improvements are amortized over the term of the related lease or the estimated useful lives of the improvements, whichever is shorter.  Land is not subject to depreciation.  Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over their identified useful lives.  Premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

Other real estate owned (OREO): OREO includes real estate assets that have been received in satisfaction of debt and is included in other assets.  OREO is initially recorded and subsequently carried at the lower of cost or fair value less estimated selling costs.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequently, unrealized losses and realized gains and losses on sale are included in other noninterest income.  Operating results from OREO are recorded in other non-interest expense.  The Company had $4.4 million of OREO recorded at December 31, 2008.

Cash surrender value of life insurance: The Company has purchased bank-owned life insurance policies on certain executives.  Bank-owned life insurance is recorded at its cash surrender value.  Changes in the cash surrender values are included in non-interest income.

Goodwill: The excess of the cost of an acquisition over the fair value of the net assets acquired consist of goodwill and core deposit intangibles (see “Other intangibles” section below).  Under the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is subject to at least annual assessments for impairment by applying a fair value based test.  The Company reviews goodwill and other intangible assets to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired, by comparing the carrying value of the asset with the anticipated future cash flows.

The Company’s stock price has historically traded above its book value and was trading above its book value as of December 31, 2008.  In the event the Company’s stock price were to trade below its book value and tangible book value, the Company would perform its usual evaluation of the carrying value of goodwill as of the reporting date.  Such a circumstance would be one factor in its evaluation that could result in an eventual goodwill impairment charge.  Additionally, should the Company’s future earnings and cash flows decline and/or discount rates increase, an impairment charge to goodwill and other intangible assets may also be required.

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized in 2008, 2007 or 2006.  Should we determine in a future period that the goodwill recorded in connection with our acquisitions has been impaired, then a charge to our earnings will be recorded in the period such determination is made.

Other intangibles: The Company’s other intangible assets consist of core deposit intangibles obtained through acquisitions.  Core deposit intangibles (the portion of an acquisition purchase price which represents value assigned to the existing deposit base) have finite lives and are amortized by the declining balance method over four to fifteen years.

Preferred stock: Preferred stock callable at the option of the Company is initially recorded at the amount of proceeds received.  Any discount from the liquidation value is accreted to the expected call date and charged to retained earnings.  This accretion is recorded using the level-yield method.  Preferred dividends paid (declared and accrued) and any accretion is deducted from net income for computing income available to common shareholders and earnings per share computations.

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury stock: Treasury stock is recorded at acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

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

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Management and Trust assets: Assets of the asset management and trust department, other than trust cash on deposit at MB Financial Bank, are not included in these consolidated financial statements because they are not assets of the Bank.

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

Earnings per common share: Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate solely to outstanding stock options, stock warrants, restricted stock, restricted stock units and director stock units and are determined using the treasury stock method.

Earnings per common share have been computed for the years ended December 31, 2008, 2007 and 2006 based on the following (dollars in thousands except per share data):

	2008	2007	2006
Basic:
Net income from continuing operations	$16,164	$62,025	$63,056
Net income from discontinued operations	-	31,838	4,058
Net income	16,164	93,863	67,114
Dividends on preferred shares	789	-	-
Net income available to common shareholders	$15,375	$93,863	$67,114
Average shares outstanding	34,706,092	35,919,900	31,156,887
Basic earnings per common share from continuing operations	$ 0.44	$ 1.73	$ 2.02
Basic earnings per common share from discontinued operations	$ -	$ 0.88	$ 0.13
Basic earnings per common share	$ 0.44	$ 2.61	$ 2.15
Diluted:
Net income from continuing operations	$16,164	$62,025	$63,056
Net income from discontinued operations	-	31,838	4,058
Net Income	$16,164	$93,863	$67,114
Dividends on preferred shares	789	-	-
Net income available to common shareholders	$15,375	$93,863	$67,114
Average shares outstanding	34,706,092	35,919,900	31,156,887
Net effect of dilutive equity-based incentive awards(1) (2)	355,620	519,661	530,333
Total	35,061,712	36,439,561	31,687,220
Diluted earnings per common share from continuing operations	$ 0.44	$ 1.70	$ 1.99
Diluted earnings per common share from discontinued operations	$ -	$ 0.88	$ 0.13
Diluted earnings per common share	$ 0.44	$ 2.58	$ 2.12

(1)	Includes the common stock equivalents for stock options and restricted share rights (restricted stock, restricted stock units and director stock units) that are dilutive.
(2)
Options and warrants for which the exercise price of the option or warrant is greater than the average market price of the Company’s common stock are antidilutive and, therefore, not included in the computation of diluted earnings per share. Antidilutive shares excluded from diluted earnings per share totaled 1,981,794 shares for 2008, 1,155,394 shares for 2007, and 715,768 shares for 2006.

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” (FSP EITF 03-6-1).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be effective on January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. Management is currently evaluating the provisions of FSP EITF 03-6-1 and its potential effect on its financial statements.

The FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active.

FSP 157-3 is effective October 10, 2008, and for prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in FASB Statement No. 154, Accounting Changes and Error Corrections (SFAS 154). However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.  The adoption of FSP 157-3 did not have a material impact on the Company’s financial statements.

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

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications: Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net income or stockholders’ equity.

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

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Year Ended
December 31,
2006

Net interest income after provision for loan losses	$ 208,326
Noninterest income	88,663
Noninterest expense	198,126
Income before income taxes	98,863
Income taxes	29,674
Net income from continuing operations	$ 69,189
Discontinued operations
Income from discontinued operations before income taxes	6,213
Income taxes	2,155
Income from discontinued operations	4,058
Net income available to common shareholders	$ 73,247

Common share data:
Basic earnings per common share from continuing operations	$ 1.89
Basic earnings per common share from discontinued operations	$ 0.11
Basic earnings per common share	$ 2.00
Diluted earnings per common share from continuing operations	$ 1.86
Diluted earnings per common share from discontinued operations	$ 0.11
Diluted earnings per common share	$ 1.97

Average common shares issued and outstanding	36,583,597
Average diluted common shares outstanding	37,093,116

These unaudited proforma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense on revalued purchased assets and implied interest on additional borrowings to fund the acquisition and does not include the impact of expected cost savings.  All adjustments were tax affected.  They do not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, 2006, or of future results of operations of the consolidated entities.

On April 18, 2008, we purchased an 80% interest in Cedar Hill Associates, LLC (Cedar Hill), an asset management firm located in Chicago, Illinois, with approximately $960 million in assets under management.  The purchase of Cedar Hill complements and expands our wealth management product offerings and revenues.  The transaction generated approximately $8.0 million in goodwill, $4.0 million in client relationship intangibles, and $2.5 million in minority interest.  In addition, the purchase agreement contains potential deferred payments related to earn-out provisions over a three year period.  Any future deferred payments related to these earn-out provisions will be applied to the purchase price.  Cedar Hill operates as a subsidiary of MB Financial Bank.

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro forma results of operation for Cedar Hill for the year ended December 31, 2008 are not included as Cedar Hill would not have had a material impact on the Company’s financial statements.

Note 3.                      Discontinued Operations

On November 28, 2007, we completed the sale of our Oklahoma City-based subsidiary bank, Union Bank, N.A., for $76.3 million, resulting in an after-tax gain of $28.8 million.  Prior to closing, Union Bank sold to MB Financial Bank approximately $100 million in performing loans previously purchased from and originated by MB Financial Bank.

The sale of Union allows us to concentrate our resources on growth and expansion in the Chicago metropolitan market where we operate 71 offices under MB Financial Bank.

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the financial position of Union Bank is reflected on the Company’s balance sheets as “assets held for sale” and “liabilities held for sale”, and the results of operations of Union Bank are reflected in the Company’s statements of income as “discontinued operations.”

The results of operations for Union Bank were as follows (in thousands):

	Years Ended December 31,
	2007 (1)	2006

Interest income	$21,946	$24,189
Interest expense	10,216	10,957
Net interest income	11,730	13,232
Provision for loan losses	1,185	-
Net interest income after provision for loans losses	10,545	13,232
Other income	999	1,585
Other expenses	7,554	8,604
Income before income taxes	3,990	6,213
Applicable income taxes	998	2,155
Operating income from discontinued operations	2,992	4,058
Gain on sale of discontinued operations, net of tax	28,846	-
	$31,838	$ 4,058

(1)	Represents results of operations through the date of sale, November 28, 2007.

Note 4.                      Restrictions on Cash and Due From Banks

MB Financial Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those required reserve balances was approximately $51.2 million and $37.3 million at December 31, 2008 and 2007, respectively.

The nature of the Company's business requires that it maintain amounts due from banks and federal funds sold which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships and the Company has not experienced any losses in such accounts.

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.                      Investment Securities

Carrying amounts and fair values of investment securities available for sale are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for sale	Cost	Gains	Losses	Value

December 31, 2008:
Government sponsored agencies	$ 171,385	$ 7,988	$ -	$ 179,373
States and political subdivisions	417,608	12,585	(2,194)	427,999
Mortgage-backed securities	682,679	8,597	(991)	690,285
Corporate bonds	34,546	34	(15)	34,565
Equity securities	3,595	11	-	3,606
Debt securities issued by foreign governments	301	1	-	302
Totals	$1,310,114	$29,216	$(3,200)	$1,336,130

December 31, 2007:
Government sponsored agencies	$ 305,768	$ 4,810	$ (40)	$ 310,538
States and political subdivisions	407,973	4,961	(632)	412,302
Mortgage-backed securities	435,743	3,346	(1,033)	438,056
Corporate bonds	12,797	271	(11)	13,057
Equity securities	3,446	14	-	3,460
Debt securities issued by foreign governments	299	2	-	301
Totals	$1,166,026	$13,404	$(1,716)	$1,177,714

Unrealized losses on investment securities available for sale and the fair value of the related securities at December 31, 2008 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$ 57,096	$(1,970)	$4,179	$(224)	$ 61,275	$(2,194)
Mortgage-backed securities	141,786	(958)	5,276	(33)	147,062	(991)
Corporate bonds	15,045	(15)	-	-	15,045	(15)
Totals	$213,927	$(2,943)	$9,455	$(257)	$223,382	$(3,200)

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized losses on investment securities available for sale and the fair value of the related securities at December 31, 2007 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government sponsored agencies	$ -	$ -	$ 24,999	$ (40)	$ 24,999	$ (40)
States and political subdivisions	34,485	(373)	35,362	(259)	69,847	(632)
Mortgage-backed securities	52,934	(64)	136,338	(969)	189,272	(1,033)
Corporate bonds	-	-	4,124	(11)	4,124	(11)
Totals	$87,419	$(437)	$200,823	$(1,279)	$288,242	$(1,716)

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2008 was 244 compared to 256 at December 31, 2007.  All securities with unrealized losses are reviewed by management at least quarterly to determine whether the unrealized losses are other-than-temporary.  All of the securities in an unrealized loss position for greater than 12 months as of December 31, 2008 were either issued by U.S. Government-sponsored enterprises, or by issuers with investment grade ratings.  Since the Company has the ability and intent to hold these securities until market price recovery or maturity, these investment securities are not considered other-than-temporarily impaired.

The Company views its investment in the FHLB as a long-term investment.  Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value.  The decision of whether impairment exists is a matter of judgment that should reflect the investor's views on the FHLB Chicago's long term performance, which includes factors such as its operating performance, the severity and duration of declines of the market value of its net assets relative to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislative and regulation changes on FHLB Chicago and accordingly, on the members of FHLB Chicago, and its liquidity and funding position.  The FHLB Chicago reported net income during the third quarter of 2008, and reported the highest level of retained earnings compared to the other 11 FHLBs. The Company does not believe that its investment in the FHLB was impaired as December 31, 2008.

The unrealized losses on the Company’s investment in mortgage-backed securities were primarily due to the current interest rate environment, which resulted in an increased probability of the securities being called or repaid prior to their estimated maturities.  These types of investments are issued by U.S. Government-sponsored enterprises (e.g. Fannie Mae and Freddie Mac).  Accordingly, the Company believes the credit risk embedded in these securities to be very remote.  The unrealized losses in the Company’s investment in state and political subdivision securities all relate to securities with investment grade ratings and were believed by management to have been caused not by credit risk, but by interest rate increases.

Realized net gains (losses) on sale of investment securities available for sale are summarized as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Realized gains	$1,420	$ 962	$ 268
Realized losses	(290)	(4,706)	(713)
Net gains (losses)	$1,130	$(3,744)	$(445)

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investment securities available for sale as of December 31, 2008 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value

Due in one year or less	$ 56,235	$ 56,823
Due after one year through five years	221,616	229,291
Due after five years through ten years	272,514	283,489
Due after ten years	73,475	72,636
Equity securities	3,595	3,606
Mortgage-backed securities	682,679	690,285
Totals	$1,310,114	$1,336,130

Investment securities available for sale with carrying amounts of $765.9 million and $1.1 billion at December 31, 2008 and 2007, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6.                      Loans

Loans consist of the following at (in thousands):

	December 31,
	2008	2007

Commercial loans	$1,522,380	$1,323,455
Commercial loans collateralized by assignment of lease payments	649,918	553,138
Commercial real estate	2,353,261	1,974,370
Residential real estate	295,336	354,874
Construction real estate	757,900	845,158
Indirect vehicle	189,227	146,311
Home equity	401,029	365,589
Consumer loans	59,512	52,732
Gross loans (1)	6,228,563	5,615,627
Allowance for loan losses	(144,001)	(65,103)
Loans, net	$6,084,562	$5,550,524

(1)	Gross loan balances at December 31, 2008 and 2007 are net of unearned income, including net deferred loan fees of $4.5 million, and $3.7 million respectively.

Loans are made to individuals as well as commercial and tax exempt entities.  Specific loan terms vary as to interest rate, repayment and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower.  Credit risk tends to be geographically concentrated in that the majority of the loan customers are located in the markets serviced by MB Financial Bank.

Non-accrual loans and loans past due ninety days or more were $145.9 million and $24.5 million at December 31, 2008 and 2007, respectively.  There were no loans past due ninety days or more still accruing interest as of December 31, 2007 or December 31, 2008.  The reduction in interest income associated with loans on non-accrual status was approximately $4.6 million, $1.6 million, and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about impaired loans as of and for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	December 31,
	2008	2007	2006

Loans for which there were related allowance for loan losses	$143,423	$18,398	$12,454
Other impaired loans	-	564	-
Total impaired loans	$143,423	$18,962	$12,454

Average monthly balance of impaired loans	$ 76,942	$16,208	$13,260
Related allowance for loan losses	52,112	5,960	4,343
Interest income recognized on a cash basis	74	429	567

Activity in the allowance for loan losses was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Balance, beginning of year	$ 65,103	$58,983	$42,290
Additions from acquisitions	-	-	16,425
Provision for loan losses	125,721	19,313	10,100
Charge-offs	(49,825)	(16,306)	(13,800)
Recoveries	3,002	3,113	3,968

Net charge-offs	(46,823)	(13,193)	(9,832)

Balance, end of year	$144,001	$65,103	$58,983

Loans outstanding to executive officers and directors of the Company, including companies in which they have management control or beneficial ownership, at December 31, 2008 and 2007, were approximately $10.6 million and $18.6 million, respectively.  In the opinion of management, these loans have similar terms to other customer loans and do not present more than normal risk of collection.

An analysis of the activity related to these loans for the year ended December 31, 2008 is as follows (in thousands):

Balance, beginning of year	$18,641
Additions	43
Principal payments and other reductions	(8,070)
Balance, end of year	$10,614

Note 7.                      Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, including computer systems and satellite equipment, material handling and general manufacturing equipment.  Lessees tend to be Fortune 1000 companies and have an investment grade public debt rating by Moody’s or Standard & Poors or the equivalent, though, we also provided credit to below investment grade and non-rated companies.

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease investments by categories follow (in thousands):

	December 31,
	2008	2007

Direct finance leases:
Minimum lease payments	$ 61,239	$ 52,150
Estimated unguaranteed residual values	7,093	6,029
Less: unearned income	(7,484)	(6,675)
Direct finance leases (1)	$ 60,848	$ 51,504

Leveraged leases:
Minimum lease payments	$ 30,150	$ 34,172
Estimated unguaranteed residual values	4,914	4,830
Less: unearned income	(2,804)	(3,547)
Less: related non-recourse debt	(28,437)	(31,755)
Leveraged leases (1)	$ 3,823	$ 3,700

Operating leases:
Equipment, at cost	$196,068	$151,663
Less accumulated depreciation	(71,034)	(54,342)
Lease investments, net	$125,034	$ 97,321

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $27.7 million at December 31, 2008 and $12.5 million at December 31, 2007.

The minimum lease payments receivable for the various categories of leases are due as follows (in thousands) for the years ending December 31,

	Direct
	Finance	Leveraged	Operating
Year	Leases	Leases	Leases	Total

2009	$27,675	$17,014	$38,440	$ 83,129
2010	19,150	10,456	27,964	57,570
2011	8,562	2,098	14,742	25,402
2012	3,593	395	6,049	10,037
2013	1,910	187	1,692	3,789
2014 & Thereafter	349	-	745	1,094
	$61,239	$30,150	$89,632	$181,021

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income from lease investments is composed of (in thousands):

	Years Ended December 31,
	2008	2007	2006

Rental income on operating leases	$44,210	$35,160	$35,840
LaSalle Business Solutions revenue	32,302	46,813	27,117
Gain on sale of leased equipment	1,921	4,149	3,991
Income on lease investments, gross	78,433	86,122	66,948
Less:
Write down of residual value of equipment	(512)	(1,617)	(1,259)
LaSalle Business Solutions cost of sales	(28,953)	(42,561)	(24,772)
Depreciation on operating leases	(31,995)	(26,097)	(27,548)
Income from lease investments, net	$16,973	$15,847	$13,369

LaSalle Business Solutions (LBS) revenue represents the gross amount of revenue paid to LBS for maintenance contracts sold to customers.  The maintenance contracts are serviced by third parties, with LBS maintaining no obligations under the contract.  The cost of sales is the amount paid by LBS to the third party maintenance provider.

Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,273 leases at December 31, 2008 compared to 1,969 at December 31, 2007.  The average residual value per lease schedule was approximately $20 thousand at December 31, 2008 and $18 thousand at December 31, 2007.  The average residual value per master lease schedule was approximately $169 thousand at December 31, 2008 and $152 thousand at December 31, 2007.

At December 31, 2008, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term	Direct
	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2009	$1,634	$ 735	$ 6,797	$ 9,166
2010	1,712	2,571	6,733	11,016
2011	2,519	1,340	10,600	14,459
2012	489	130	4,703	5,322
2013	354	138	3,086	3,578
2014 & Thereafter	385	-	2,462	2,847
	$7,093	$4,914	$34,381	$46,388

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.                      Premises and Equipment

Premises and equipment consist of (in thousands):

	December 31,
	2008	2007

Land and land improvements	$ 55,941	$ 55,941
Buildings	80,582	82,590
Furniture and equipment	62,019	58,816
Buildings and leasehold improvements	46,055	36,709
	244,597	234,056
Accumulated depreciation	(58,123)	(50,334)
Premises and equipment, net	$186,474	$183,722

Depreciation on premises and equipment totaled $11.7 million, $11.1, and $9.4 million for the years ended December 31, 2008, 2007, and 2006, respectively.

As of December 31, 2008, the Company had approximately $1.0 million in capital expenditure commitments outstanding which relate to various projects to build new branches or renovate existing branches.

Note 9.                      Goodwill and Intangibles

Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, goodwill is no longer subject to amortization, but instead is subject to at least annual assessments for impairment by applying a fair-value based test.  SFAS No. 142 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  Our most recent impairment assessment on goodwill and other intangibles was completed as of December 31, 2008.  No impairment losses on goodwill or other intangibles were incurred in 2008, 2007, and 2006.

The following table presents the changes in the carrying amount of goodwill (in thousands):

	December 31,
	2008	2007

Balance at beginning of period	$379,047	$379,047
Goodwill from business combinations (1)	$8,022	-
Balance at end of period	$387,069	$379,047

(1)	See Note 2 for additional information.

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had, as of December 31, 2008, a remaining weighted average amortization period of approximately five years. The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of December 31, 2008 and December 31, 2007 (in thousands):

	December 31,
	2008	2007
Balance at beginning of period	$25,352	$28,856
Amortization expense	(3,554)	(3,504)
Other intangibles from business combinations (1)	3,978	-
Balance at end of period	$25,776	$25,352

Gross carrying amount	$51,472	$47,494
Accumulated amortization	(25,696)	(22,142)
Net book value	$25,776	$25,352

(1)	See Note 2 for additional information.

The following presents the estimated amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2009	$ 3,503
2010	3,292
2011	2,962
2012	2,753
2013	2,605
Thereafter	10,661
$25,776

Note 10.                      Deposits

The composition of deposits is as follows (in thousands):

	December 31,
	2008	2007
Demand deposits, noninterest bearing	$ 960,117	$ 875,491
NOW and money market accounts	1,465,436	1,263,021
Savings deposits	367,684	390,980
Time certificates, $100,000 or more	2,091,067	1,686,593
Other time certificates	1,611,267	1,297,698
Total	$6,495,571	$5,513,783

Time certificates of $100,000 or more included $864.8 million and $478.5 million of brokered deposits at December 31, 2008 and 2007, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $100,000 or more.

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008, the scheduled maturities of time certificates are as follows (in thousands):

2009	$2,806,727
2010	588,215
2011	121,364
2012	39,616
2013	64,534
Thereafter	81,878
$3,702,334

Note 11.                      Short-Term Borrowings

Short-term borrowings are summarized as follows as of December 31, 2008 and 2007 (dollars in thousands):

	December 31,
	2008		2007
	Weighted Average	Amount	Weighted Average	Amount
	Cost		Cost
Federal funds purchased	0.68%	$ 5,000	3.86%	$170,000
Federal Reserve term auction funds	0.42%	100,000	-	-
Customer repurchase agreements	0.48%	282,832	3.02%	367,702
Federal Home Loan Bank advances	2.46%	100,787	5.05%	440,019
	0.88%	$488,619	4.08%	$977,721

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

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $100.8 million in fixed rate advances at December 31, 2008 and $440.0 million in fixed rate advances at December 31, 2007.  At December 31, 2008, fixed rate advances had effective interest rates ranging from 2.44% to 4.88% and are subject to a prepayment fee.  At December 31, 2008, the advances had maturities ranging from March 2009 to November 2009.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank.  As of December 31, 2008 and 2007, the Company had $405.0 million and $426.7 million, respectively, of loans pledged as collateral for Federal Home Loan Bank advances.  Additionally, as of December 31, 2008 and 2007, the Company had $181.0 million and $137.5 million, respectively, of investment securities pledged as collateral for secured advances from the Federal Home Loan Bank.

As of December 31, 2008, the Company had a $30 million correspondent bank line of credit which had certain covenants that required the Company to maintain MB Financial Bank’s “Well Capitalized” status, to maintain minimum financial ratios relating to MB Financial Bank’s non-performing assets and loan loss reserve and the Company’s return on assets.  The Company was in compliance with such covenants as of December 31, 2008, with the exception of the rolling four quarter return on average assets requirement.  The correspondent bank

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

line of credit was used for short-term liquidity purposes.  The Company substantially improved its liquidity position during 2008, and will not retain this line of credit in 2009.  As of December 31, 2008 and 2007, no balances were outstanding on the correspondent bank line of credit.

Note 12.                      Long-term Borrowings

The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $352.5 million and $105.1 million at December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.26% to 5.87%.

The Company had notes payable to banks totaling $27.7 million and $12.5 million at December 31, 2008 and December 31, 2007, respectively, which as of December 31, 2008, were accruing interest at rates ranging from 4.19% to 12.00%.  Lease investments includes equipment with an amortized cost of $34.8 million and $16.1 million at December 31, 2008 and December 31, 2007, respectively, that is pledged as collateral on these notes.

The Company had a $40 million ten year structured repurchase agreement which is non-putable until 2011 as of December 31, 2008. The borrowing agreement floats at 3-month LIBOR less 37 basis points and reprices quarterly.  The counterparty to the repurchase agreement has a one-time put option in 2011.  If the option is not exercised, the repurchase agreement converts to a fixed rate borrowing at 4.75% for the remaining term, which would expire in 2016.

MB Financial Bank has a $50 million subordinated debt facility.  Interest is payable at a rate of 3 month LIBOR + 1.20%.  The debt matures on October 1, 2017.  In addition, the Company has a $500 thousand ten-year term loan from the same lender.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2009	$ 45,060
2010	145,756
2011	43,247
2012	34,755
2013	9,565
Thereafter	193,083
$471,466

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

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2008 (in thousands):

	Coal City	MB Financial	MB Financial (3)	MB Financial (4)
	Capital Trust I	Capital Trust II	Capital Trust III	Capital Trust IV
Junior Subordinated Notes:
Principal balance	$25,774	$36,083	$10,310	$20,619
Annual interest rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	September 15, 2010	September 23, 2011	September 15, 2011

Trust Preferred Securities:
Face value	$25,000	$35,000	$10,000	$20,000
Annual distribution rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial (4)	MB Financial	FOBB (2) (3)	FOBB (2)
	Capital Trust V	Capital Trust VI	Capital Trust I	Capital Trust III
Junior Subordinated Notes:
Principal balance	$30,928	$23,196	$6,186	$5,155
Annual interest rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	10.60%	3-mo LIBOR + 2.80%
Stated maturity date	December 15, 2037	October 30, 2037	September 7, 2030	January 23, 2034
Call date	March 15, 2008	October 30, 2012	September 7, 2010	January 23, 2009

Trust Preferred Securities:
Face value	$30,000	$22,500	$6,000	$5,000
Annual distribution rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	10.60%	3-mo LIBOR + 2.80%
Issuance date	September 2007	October 2007	September 2000	December 2003
Distribution dates (1)	Quarterly	Quarterly	Semi-annual	Quarterly

(1)	All distributions are cumulative and paid in cash.
(2)	Amount does not include purchase accounting adjustments totaling a premium of $572.5 thousand associated with FOBB Capital Trust I and III.
(3)	Callable at a premium through 2020.
(4)	Callable at a premium through 2011.

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

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.                      Lease Commitments and Rental Expense

The Company leases office space for certain branch offices.  The future minimum annual rental commitments for these noncancelable leases and subleases of such space are as follows (in thousands):

	Gross	Sublease	Net
Year	Rents	Rents	Rents
2009	$3,874	$692	$3,182
2010	3,125	717	2,408
2011	2,750	743	2,007
2012	2,450	747	1,703
2013	2,105	549	1,556
Thereafter	17,184	814	16,370
	$31,488	$4,262	$27,226

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes.  Certain leases also provide for increased rental payments based on increases in the Consumer Price Index.

Net rental expense for the years ended December 31, 2008, 2007 and 2006 amounted to $3.3 million, $3.6 million and $2.0 million, respectively.

Note 15.                      Employee Benefit Plans

The Company has a defined contribution 401(k) profit sharing plan that covers all full-time employees who have completed three months of service.  Each participant under the plan may contribute up to 75% of his/her eligible compensation on a pretax basis.  The Company's contributions consist of a discretionary profit-sharing contribution and a matching contribution of the amounts contributed by the participants.  The board of directors determines the Company’s contributions on an annual basis.

During 2008, each participant was eligible for a maximum total Company matching contribution of 3.5% of their compensation.  Additionally, the Company may make annual discretionary profit sharing contributions.  The contributions for profit sharing equaled 3.0% of eligible compensation for the year ended December 31, 2008, 3.5% for the year ended December 31, 2007, and 3.5% for the year ended December 31, 2006.  The Company's total contributions to the plan, for the years ended December 31, 2008, 2007 and 2006, were approximately $3.8 million, $3.7 million, $3.2 million, respectively.

On the acquisition date of FOBB, the Company assumed FOBB’s 401(k) savings plan, which allowed eligible FOBB employees to defer a percentage of their salary.  The Company also assumed FOBB’s profit sharing plan on the date of acquisition.  Effective January 1, 2007, these plans were merged into the Company’s 401(k) profit sharing plan.

The Company has deferred compensation plans that allow eligible executives, senior officers and certain other employees and directors to defer payment of up 100% of their base salary and bonus in the case of employees and board fees in the case of directors.  Discretionary Company contributions to these plans were approximately $220 thousand, $263 thousand, $146 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.  The amounts deferred can be invested in MB Financial stock (under the Company’s stock deferred compensation plan) or other publicly traded mutual funds (under the Company’s non-stock deferred compensation plan) at the discretion of the participant.  In addition, pursuant to the Company’s agreement entered into with the Company’s Chief Executive Officer, he is entitled to receive on each December 31st while he is employed by the Company (starting December 31, 2007) a fully vested employer contribution to his account under the non-stock deferred compensation plan in amount equal to 20% of his base salary then in effect.  The cost of the MB Financial common stock held by MB Financial’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.  The amounts of the assets that are not invested in MB Financial common stock are recorded at their fair market value in other assets on the consolidated balance sheet.  As of December 31, 2008, the fair value of the assets held in other publicly traded

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

funds totaled $5.4 million.  A liability is established, in other liabilities, in the consolidated balance sheet, for the fair value of the obligation to the participants.  Any increase or decrease in the fair market value of plan assets is recorded in other non-interest income on the consolidated statement of income.  Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the consolidated statement of income.  The decrease in fair market value of the assets and the obligation related to the deferred compensation plan was $1.7 million for the year ended December 31, 2008.

Note 16.                      Income Taxes

The deferred taxes consist of (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$ 56,160	$ 22,786
Deferred compensation	5,552	5,231
Merger and non-compete accrual	544	796
Securities	449	1,939
Stock options, restricted stock, director stock units, and restricted stock units	7,827	6,065
Federal net operating loss carryforwards	1,353	1,658
State net operating loss carryforwards	17,551	10,100
Other items	1,128	3,926
Total deferred tax asset	90,564	52,501
Valuation allowance	-	(10,100)
Total deferred tax asset, net of valuation allowance	90,564	42,401

Deferred tax liabilities:
Securities discount accretion	(603)	(1,110)
Loans	(5,486)	(562)
Lease investments	(1,175)	(256)
Premises and equipment	(42,118)	(22,175)
Core deposit intangible	(8,935)	(8,873)
Federal Home Loan Bank stock dividends	(4,014)	(3,602)
Other items	(103)	(267)
Total deferred tax liabilities	(62,434)	(36,845)
Net deferred tax asset	28,130	5,556
Net unrealized holding gain on securities available for sale	(9,106)	(4,091)
Net deferred tax asset	$ 19,024	$ 1,465

During the year ended December 31, 2008, the Company increased the reserve for uncertain tax positions, which was more than offset by a reduction in the valuation allowances on state net operating loss carryforwards, resulting in a reduction of tax expense of $5.9 million.  The Company reassessed the likelihood of the state net operating losses being more likely than not utilized as a result of prospective tax law changes.

The Company’s state net operating loss carryforwards totaled approximately $365.6 million at December 31, 2008 and begin to expire in 2009 through 2028.  The Company’s Federal net operating loss carryforwards totaled approximately $3.5 million at December 31, 2008 and expire in 2012 through 2019.

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes consist of (in thousands):

	Years Ended December 31,
	2008	2007	2006

Current expense (benefit):
Federal	$ (959)	$24,519	$16,119
State	216	200	150
	(743)	24,719	16,269
Deferred expense (benefit)	(22,575)	(683)	11,000
	$(23,318)	$24,036	$27,269

The reconciliation between the statutory federal income tax rate of 35% and the effective tax rate on income from continuing operations follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Federal income tax (benefit) expense at expected statutory rate	$ (2,504)	$30,121	$31,614
Increase (decrease) due to:
Tax exempt income, net	(5,521)	(4,355)	(3,313)
Nonincludable increase in cash surrender value of life insurance	(1,855)	(1,740)	(1,387)
Removal of valuation reserve on state net operating loss carryforwards	(10,100)	-	-
Adjustment of tax contingency reserves	4,232	-	-
State tax, net of federal benefit	(7,003)	130	98
Other items, net	(567)	(120)	257

Income tax expense	$(23,318)	$24,036	$27,269

Accounting for Uncertainty in Income Taxes: Effective January 1, 2007, the Company adopted FIN 48.  This Interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  The initial adoption of this Interpretation had no material impact on the Company’s financial statements.

A reconciliation of the change in unrecognized tax benefits from January 1, 2008 to December 31, 2008 is as follows (in thousands):

	Unrecognized Tax Benefit Without Interest	Interest on unrecognized Tax Benefit	Total Unrecognized Tax Benefit Including Interest
Balance at January 1, 2008	$3,443	$339	$3,782
Increases for tax positions of prior years	3,607	625	4,232
Balance at December 31, 2008	$7,050	$964	$8,014

The whole amount of unrecognized tax benefits would affect the tax provision and the effective income tax rate if recognized in future periods.

The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense, to the extent not included in unrecognized tax benefits.

The Company’s federal income tax returns are open and subject to examination from the 2004 tax return year and forward.  One of the Company’s subsidiaries is currently scheduled to begin federal examination for tax year 2007.  The Company’s various state income tax returns are generally open from the 2002 and later tax return years based on individual state statutes of limitation.  The Company is under examination by Illinois for tax years 2002 through 2005.  The Company is not certain whether these examinations will be completed within

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the next twelve months.  Developments in these examinations or other events could cause management to change its judgment about the amount of unrecognized tax benefits.

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

At December 31, 2008 and 2007, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contract Amount
	2008	2007
Commitments to extend credit:
Home equity lines	$ 376,854	$ 402,355
Other commitments	1,261,276	1,444,713

Letters of credit:
Standby	119,504	132,843
Commercial	55,269	56,136

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer's needs.  As of December 31, 2008, the maximum remaining term for any standby letter of credit was December 31, 2014.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At December 31, 2008, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $14.2 million to $174.8 million from $189.0 million at December 31, 2007.  Of the $174.8 million in commitments outstanding at December 31, 2008, approximately $77.5 million of the letters of credit have been issued or renewed since December 31, 2007.  The Company had a $435 thousand liability recorded as of December 31, 2008 relating to these commitments.

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

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of credit risk: The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company's market area.  Investments in securities issued by states and political subdivisions also involve governmental entities primarily within the Company's market area.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

As of December 31, 2008, the Company had approximately $1.0 million in capital expenditure commitments outstanding which relate to various projects to build new branches or renovate existing branches.

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

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory – and additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company's and its subsidiary bank’s assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices.  The Company's and its subsidiary bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes the Company and its subsidiary bank met all capital adequacy requirements to which they are subject as of December 31, 2008 and 2007.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the subsidiary bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the subsidiary bank must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratio as set forth in the well-capitalized column in the table below.  There are no conditions or events since that notification that management believes have changed the subsidiary bank’s categories.

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The required and actual amounts and ratios for the Company and its subsidiary bank are presented below (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total capital (to risk-weighted assets):
Consolidated	$936,027	14.08%	$531,968	8.00%	N/A	N/A
MB Financial Bank	759,845	11.46%	530,595	8.00%	$663,243	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	802,384	12.07%	265,984	4.00%	N/A	N/A
MB Financial Bank	626,185	9.44%	265,297	4.00%	397,946	6.00%

Tier 1 capital (to average assets):
Consolidated	802,384	9.85%	325,872	4.00%	N/A	N/A
MB Financial Bank	626,185	7.70%	325,300	4.00%	406,625	5.00%

As of December 31, 2007
Total capital (to risk-weighted assets):
Consolidated	$730,123	11.58%	$498,893	8.00%	N/A	N/A
MB Financial Bank	703,676	11.20%	497,030	8.00%	$621,288	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	615,020	9.75%	249,446	4.00%	N/A	N/A
MB Financial Bank	588,573	9.37%	248,515	4.00%	372,773	6.00%

Tier 1 capital (to average assets):
Consolidated	615,020	8.18%	300,744	4.00%	N/A	N/A
MB Financial Bank	588,573	8.09%	291,192	4.00%	363,990	5.00%

N/A – not applicable

Note 19.                      Fair Values of Financial Instruments

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, "Fair Value Measurements," for financial assets and financial liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” (FSP 157-3) in October 2008. FSP 157-3 became effective immediately and did not significantly impact the methods by which the Corporation determines the fair values of its financial assets.

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

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert expected future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).  Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

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

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and uses observable market-based inputs, including LIBOR rate curves.  We also obtain dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations.

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Securities available for sale	$ 1,336,130	$ -	$ 1,334,500	$ 1,630
Assets held in trust for deferred compensation	5,383	5,383	-	-
Derivative financial instruments	25,835	-	25,835	-
Financial liabilities
Other liabilities (1)	5,383	5,383	-	-
Derivative financial instruments	24,169	-	24,169	-

(1) Liabilities associated with assets held in trust for deferred compensation.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

Year Ended
(in thousands)	December 31, 2008

Balance, beginning of period	$ -
Transfer into Level 3	1,911
Net unrealized losses	-
Impairment charge	(281)
$ 1,630

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a nonrecurring basis are included in the table below (in thousands):

Fair Value Measurements at December 31, 2008 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets
Impaired loans	$ 91,311	$ -	$ -	$ 91,311

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies. The methodologies for other financial assets and financial liabilities are discussed below:

The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

Cash and due from banks and interest bearing deposits with banks: The carrying amounts reported in the balance sheet approximate fair value.

Non-marketable securities – FHLB and FRB Stock: The carrying amounts reported in the balance sheet approximate fair value.

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

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated fair values of financial instruments are as follows (in thousands):

	December 31,
	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and due from banks	$ 79,824	$ 79,824	$ 141,248	$ 141,248
Interest bearing deposits with banks	261,834	261,880	9,093	9,093
Investment securities available for sale	1,336,130	1,336,130	1,241,385	1,241,385
Non-marketable securities - FHLB and FRB stock	64,246	64,246	63,671	63,671
Loans, net	6,084,562	6,185,940	5,550,524	5,590,934
Accrued interest receivable	34,096	34,096	35,671	35,671
Interest rate swap contracts	25,835	25,835	4,340	4,340

Financial Liabilities
Non-interest bearing deposits	$ 960,117	$ 960,117	$ 875,491	$ 875,491
Interest bearing deposits	5,535,454	5,561,809	4,638,292	4,645,436
Short-term borrowings	488,619	476,899	977,721	978,692
Long-term borrowings	471,466	484,454	208,865	213,089
Junior subordinated notes issued to capital trusts	158,824	94,936	159,016	153,065
Accrued interest payable	21,289	21,289	18,655	18,655
Interest rate swap contracts	24,169	24,169	5,699	5,699

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$ -	$ 3,455	$ -	$ 1,670

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

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Year Ended December 31,
	2008	2007	2006

Total cost of share-based payment plans during the year	$4,911	$5,223	$3,974

Amount of related income tax benefit recognized in income	$1,663	$1,773	$1,391

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In April 2007, the Omnibus Plan was modified to add 2,250,000 authorized shares for a total of 6,000,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  As of December 31, 2008, there are 1,178,894 shares available for grant.  Grants under the Omnibus Plan can be in the form of options intended to be incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and cash awards.

Annual equity-based incentive awards are typically granted to officers and employees in June.  Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant; those option awards generally vest based on four years of continuous service and have 10-year contractual terms.  Options may also be granted at other times throughout the year in connection with the recruitment of new officers and employees.  Restricted shares granted to officers and employees typically vest over a two to three year period.  Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five-year term which are fully vested on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted stock, which vests one year after the grant date.

The following table summarizes stock options outstanding for the year ended December 31, 2008:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(in thousands)

Options outstanding as of January 1, 2008	2,625,051	$29.59
Granted	938,073	25.65
Exercised	(230,877)	14.19
Expired or cancelled	(35,762)	29.40
Forfeited	(55,207)	35.80
Options outstanding as of December 31, 2008	3,241,278	$29.44	6.46	7,894

Options exercisable as of December 31, 2008	1,386,270	$26.68	3.63	5,624

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	For the Years Ended December 31,
	2008	2007	2006
Risk-free interest rate	3.61%	4.80%	5.12%
Volatility of Company's stock	18.92%	16.84%	16.62%
Expected dividend yield	2.95%	2.19%	1.61%
Expected life of options	6 years	6 years	6 years

Weighted average fair value per option of options granted during the year	$3.84	$6.27	$7.97

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $3.3 million, $2.8 million and $3.8 million, respectively.

The following is a summary of changes in restricted shares for the year ended December 31, 2008:

	Number of Shares	Grant Date Fair Value

Shares Outstanding at December 31, 2007	134,722	$35.74
Granted	136,868	25.97
Vested	(38,567)	38.87
Forfeited	(10,790)	33.42
Shares Outstanding at December 31, 2008	222,233	$29.29

As of December 31, 2008, there was $9.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.

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

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $13.0 million and $57.2 million, respectively, at December 31, 2008.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income and other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount receivable (payable) for the years ended December 31, 2008 and 2007 were approximately $596 thousand and $727 thousand, respectively.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At December 31, 2008, the Company's credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of December 31, 2008 and 2007 (dollars in thousands):

	December 31, 2008					December 31, 2007
			Weighted-Average
	Notional Amount	Estimated Fair Value	Years to Maturity	Receive Rate	Pay	Notional Amount	Estimated Fair Value
					Rate
Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	$13,039	$1,022	4.4	4.02%	6.22%	$ 14,320	$ (23)
Receive fixed/pay variable swaps (2)	57,177	631	6.7	4.89%	2.21%	151,706	(1,245)

Non-hedging derivative instruments (3):
Pay fixed/receive variable swaps	203,040	(24,169)	6.1	3.06%	6.18%	119,223	(4,431)
Pay variable/receive fixed swaps	204,863	24,182	6.2	6.17%	3.05%	127,517	4,340
Total portfolio swaps	$478,119	$1,666	6.2	4.64%	4.37%	$412,766	$(1,359)
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

Note 22.                      Condensed Parent Company Financial Information

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

Balance Sheets
(In thousands)
	December 31,
	2008	2007
Assets
Cash	$ 161,479	$ 31,777
Investments in subsidiaries	1,044,070	990,187
Other assets	27,519	25,654
Total assets	$1,233,068	$1,047,618

Liabilities and Stockholders' Equity
Junior subordinated notes issued to capital trusts	$ 158,823	$ 159,016
Other liabilities	8,049	26,233
Stockholders' equity	1,066,196	862,369
Total liabilities and stockholders' equity	$1,233,068	$1,047,618

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Income
(In thousands)
	Years Ended December 31,
	2008	2007	2006

Dividends from continuing subsidiaries	$30,000	$88,000	$65,269
Dividends from discontinued subsidiary	-	6,500	-
Interest and other income	(985)	757	764
Interest and other expense	(8,278)	(18,201)	(13,965)
Income before income tax benefit and equity in undistributed net income of subsidiaries	20,737	77,056	52,068
Income tax benefit	(3,370)	(6,105)	(4,621)
Income before equity in undistributed net income of subsidiaries	24,107	83,161	56,689
Equity in undistributed net income of continuing subsidiaries	(7,943)	(14,636)	6,367
Equity in undistributed net income of discontinued subsidiary	-	25,338	4,058
Net income	16,164	93,863	67,114
Dividends on preferred shares	789	-	-
Net income available to common shareholders	$15,375	$93,863	$67,114

Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2008	2007	2006

Cash Flows From Operating Activities
Net income	$ 16,164	$ 93,863	$ 67,114
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of restricted stock awards	2,228	2,113	1,447
Compensation expense for stock option grants	651	3,111	2,527
Net gains on sale of investment securities available for sale	-	-	(5)
Equity in undistributed net income of continuing subsidiaries	7,943	14,636	(6,367)
Equity in undistributed net income of discontinued subsidiary	-	(25,338)	(4,058)
Change in other assets and other liabilities	(30,963)	(7,845)	(7,515)
Net cash (used in) provided by operating activities	(3,977)	80,540	53,143

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	-	-	278
Investments in and advances to subsidiaries	(50,000)	(5,000)	(9,500)
Proceeds from the sales of other assets	-	1,630	106
Net (increase) decrease in loans	7,500	(7,500)	-
Cash proceeds received from sale of subsidiary	-	76,148	-
Cash paid for acquisitions, net	-	-	(68,868)
Net cash (used in) provided by investing activities	(42,500)	65,278	(77,984)

Cash Flows From Financing Activities
Treasury stock transactions, net	(1,348)	(76,703)	(14,107)
Stock options exercised	4,585	3,789	4,124
Excess tax benefits from share-based payment arrangements	2,032	1,828	884
Dividends paid	(25,090)	(25,956)	(20,168)
Principal paid on short-term borrowings	-	-	(2,000)
Proceeds from long-term debt	-	-	500
Issuance of preferred stock	192,944	-	-
Issuance of common stock warrant	3,056	-	-
Proceeds from junior subordinated notes issued to capital trusts	-	52,500	30,000
Principal paid on junior subordinated notes issued to capital trusts	-	(71,800)	-
Net cash provided by (used in) financing activities	176,179	(116,342)	(767)

Net increase (decrease) in cash	129,702	29,476	(25,608)
Cash:
Beginning of year	31,777	2,301	27,909
End of year	$161,479	$ 31,777	$ 2,301

10k Index

Notes to Cons Finl Stmts Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.   Preferred Stock

    On December 5, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program of the United States Department of the Treasury (“Treasury”), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with Treasury, pursuant to which the Company (i) sold to Treasury 196,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation preference amount of $1,000 per share, for a purchase price of $196.0 million in cash and (ii) issued to Treasury a ten-year warrant (the “Warrant”) to purchase 1,012,048 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), at an exercise price of $29.05 per share.

The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Subject to the prior approval of the Board of Governors of the Federal Reserve System, the Series A Preferred Stock is redeemable at the option of the Company in whole or in part at a redemption price of 100% of the liquidation preference amount plus any accrued and unpaid dividends, provided that the Series A Preferred Stock may be redeemed prior to the first dividend payment date falling after the third anniversary of the issue date (December 5, 2011) only if (i) the Company has raised aggregate gross proceeds in one or more Qualified Equity Offerings of at least $49.0 million and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. A “Qualified Equity Offering” is defined as the sale for cash by the Company of preferred stock or common stock that qualifies as Tier 1 capital.

The exercise price of and number of shares of Common Stock underlying the Warrant are subject to customary anti-dilution adjustments.  Treasury may not transfer a portion or portions of the Warrant with respect to, and/or exercise the Warrant for more than one-half of, the 1,012,048 shares of Common Stock underlying the Warrant until the earlier of (i) the date on which the Company has received aggregate gross proceeds of at least $196.0 million from one or more Qualified Equity Offerings and (ii) December 31, 2009. If the Company completes one or more Qualified Equity Offerings on or prior to December 31, 2009 that result in the Company receiving aggregate gross proceeds of at least $196.0 million, then the number of the shares of Common Stock underlying the Warrant will be reduced to 50% of the original number of shares of Common Stock underlying the Warrant.  Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued to it upon exercise of the Warrant.

The enactment of ARRA on February 17, 2009 permits the Company to repay the Treasury without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.  Additionally, upon repayment the Treasury will liquidate all outstanding warrants at their current market value.

The proceeds from the TARP Capital Purchase Program were allocated between the Series A Preferred Stock and the Warrant based on relative fair value, which resulted in an initial carrying value of $192.9 million for the Series A Preferred Shares and $3.1 million for the Warrant. The resulting discount to the Series A Preferred Shares of $3.1 million will accrete on a level yield basis over five years ending December 2013 and is being recognized as additional preferred stock dividends. The fair value assigned to the Series A Preferred Shares was estimated using a discounted cash flow model. The discount rate used in the model was based on yields on comparable publicly traded perpetual preferred stocks. The fair value assigned to the warrant was based on a Black Scholes option-pricing model using several inputs, including risk-free rate, expected stock price volatility and expected dividend yield.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  In accordance with the Purchase Agreement, the Company subsequently registered the Series A Preferred Stock, the Warrant and the shares of Common Stock underlying the Warrant under the Securities Act.

10k Index

Notes to Cons Finl Stmts Index

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

a)           Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2008 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b).           Management’s Annual Report on Internal Control Over Financial Reporting: The annual report of management on the effectiveness of our internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” under “Item 8. Financial Statements and Supplementary Data”.

c)           Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2008, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

10k Index

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.  The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance.  The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics.  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors.  A copy of our code of ethics is available on our Internet website address, www.mbfinancial.com.

Item 11.  Executive Compensation

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

10k Index

The following table sets forth information as of December 31, 2008 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, warrants and rights (1)	Weighted Average Exercise Price of Outstanding Options, warrants and rights (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the first column) (2)

Equity compensation plans approved by stockholders............................................................	3,241,278	$29.44	1,178,894
Equity compensation plans not approved by stockholders.....................................................	N/A	N/A	N/A
Total...................................................................................................................................................	3,241,278	$29.44	1,178,894

(1)
Includes 21,158 shares underlying stock options that we assumed in the First SecurityFed acquisition, and 135,392 shares underlying stock options, 4,937 shares underlying restricted stock units and 6,604 shares underlying director stock units that we assumed in the FOBB acquisition.  Since the restricted stock units and the director stock units do not have an exercise price and are settled only for shares of our common stock on a one-for-one basis, these units are not relevant for purposes of computing the weighted average exercise price.

(2)
Includes 797,187 shares remaining available for future issuance under our Amended and Restated  Omnibus Incentive Plan which could be utilized for awards to plan participants in the form of restricted stock, restricted stock units, performance shares, performance units or other stock-based awards.

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

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.  Principal Accountant Fees and Services

       The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2009 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

10k Index

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

10k Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

By:          /s/MITCHELL FEIGER
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/Mitchell Feiger	Director, President and Chief Executive Officer
Mitchell Feiger	(Principal Executive Officer), February 27, 2009

/s/Jill E. York	Vice President and Chief Financial Officer
Jill E. York	(Principal Financial Officer and Principal Accounting Officer), February 27, 2009

/s/Thomas H. Harvey*	Director	) February 27, 2009
Thomas H. Harvey

/s/David P. Bolger*	Director	) February 27, 2009
David P. Bolger

/s/Robert S. Engleman, Jr.*	Director	) February 27, 2009
Robert S. Engleman, Jr.

/s/Charles J. Gries*	Director	) February 27, 2009
Charles J. Gries

/s/James N. Hallene*	Director	) February 27, 2009
James. N. Hallene

/s/Richard J. Holmstrom*	Director	) February 27, 2009
Richard J. Holmstrom

/s/Karen J. May*	Director	) February 27, 2009
Karen J. May

/s/Patrick Henry*	Director	) February 27, 2009
Patrick Henry

/s/Ronald D. Santo*	Director	) February 27, 2009
Ronald D. Santo

*By: /s/Mitchell Feiger	Attorney-in-Fact	)

10k Index

EXHIBIT INDEX
Exhibit Number	Description
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

3.1	Charter of the Registrant, as amended*
3.1A
Articles Supplementary to the Charter of the Registrant for the Registrant’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 (File No.0-24566-01))

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
4.3
Warrant to purchase shares of the Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 (File No.0-24566-01))

10.1
Letter Agreement, dated as of December 5, 2008, between the Registrant and the United States Department of the Treasury  (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 (File No.0-24566-01))

10k Index

EXHIBIT INDEX
Exhibit Number	Description
10.2	Amended and Restated Employment Agreement between the Registrant and Mitchell Feiger*
10.3
Employment Agreement between MB Financial Bank, N.A. and Burton J. Field (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0-24566-01))

10.4	Form of Change and Control Severance Agreement between MB Financial Bank, National Association and each of Thomas Panos, Jill E. York, and Thomas P. Fitzgibbon, Jr. *
10.4B	Form of Change and Control Severance Agreement between MB Financial Bank, National Association and each of Burton Field, Larry J. Kallembach, Brian Wildman, Rosemarie Bouman and Susan Peterson*
10.5
Form of Letter Agreement between the United States Department of the Treasury and each of Mitchell Feiger, Thomas Panos, Jill E. York,  Thomas P. Fitzgibbon, Jr., Burton Field, Larry J. Kallembach, Brian Wildman, Rosemarie Bouman, and Susan Peterson*

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

10.8	MB Financial Stock Deferred Compensation Plan*
10.9	MB Financial Non-Stock Deferred Compensation Plan*
10.10
Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to Old MB Financial’s (then known as Avondale Financial Corp.) Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24566))

10.11	Reserved

10k Index

EXHIBIT INDEX
Exhibit Number	Description
10.12	Reserved
10.13
Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

10.13A
Amendment to Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo ((incorporated herein by reference to Exhibit 10.13A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.14
First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit B to the definitive proxy statement filed by First SecurityFed Financial, Inc. on March 24, 1998 (File No. 0-23063))

10.14A
Amendment to First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan ((incorporated herein by reference to Exhibit 10.14A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.15
Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Burton J. Field, Thomas D. Panos, Jill E. York and Thomas P. FitzGibbon, Jr., Larry J. Kallembach, Brian Wildman, and Susan Peterson *

10.15A	Tax Gross Up Agreement between the Registrant and Rosemarie Bouman*
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

10.18A	Amendment to Form of Incentive Stock Option Agreement and Form of Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan*

10k Index

EXHIBIT INDEX
Exhibit Number	Description
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

10.23	Reserved.
10.24	Reserved.
10.25	Reserved.
10.26	Reserved.
10.27
First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-14468))

10k Index

EXHIBIT INDEX
Exhibit Number	Description
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

* Filed herewith

10k Index