Form 10-Q
period 2009-03-31
MB FINANCIAL INC     /MD
filed 2009-05-11
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes    ☒                      No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes    ☐                      No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒    Accelerated filer    ☐
Non-accelerated filer    ☐(Do not check if a smaller reporting company)    Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes    ☐                      No    ☒

There were outstanding 35,330,943 shares of the registrant’s common stock as of May 11, 2009.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2009

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
(Amounts in thousands, except common share data)                                              (Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$ 108,416	$ 79,824
Interest bearing deposits with banks	416,404	261,834
Total cash and cash equivalents	524,820	341,658
Investment securities:
Securities available for sale, at fair value	1,118,975	1,336,130
Non-marketable securities - FHLB and FRB stock	65,752	64,246
Total investment securities	1,184,727	1,400,376

Loans held for sale	18,406	-
Loans:
Total loans, excluding covered assets	6,316,136	6,228,563
Less: Allowance for loan loss	179,273	144,001
Net Loans	6,136,863	6,084,562
Covered assets	158,348	-
Lease investment, net	117,648	125,034
Premises and equipment, net	185,941	186,474
Cash surrender value of life insurance	119,943	119,526
Goodwill, net	387,069	387,069
Other intangibles, net	26,993	25,776
Other assets	164,374	149,288
Total assets	$ 9,025,132	$ 8,819,763
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$ 1,018,849	$ 960,117
Interest bearing	5,877,859	5,535,454
Total deposits	6,896,708	6,495,571
Short-term borrowings	474,498	488,619
Long-term borrowings	362,246	471,466
Junior subordinated notes issued to capital trusts	158,784	158,824
Accrued expenses and other liabilities	98,314	136,459
Total liabilities	7,990,550	7,750,939
STOCKHOLDERS' EQUITY
Preferred stock, ($0.01 par value, authorized 1,000,000 shares at March 31,
2009 and December 31, 2008; series A, 5% cumulative perpetual, 196,000 shares issued and outstanding at March 31, 2009 and December 31, 2008,
$1,000.00 liquidation value)	193,105	193,025
Common stock, ($0.01 par value; authorized 50,000,000 shares at March 31,
2009 and December 31, 2008; issued 37,541,869 shares at March 31, 2009
and 37,542,968 at December 31, 2008)	375	375
Additional paid-in capital	446,909	445,692
Retained earnings	450,983	495,505
Accumulated other comprehensive income	11,456	16,910
Less: 2,213,554 and 2,612,143 shares of Treasury stock, at cost, at
March 31, 2009 and December 31, 2008	(70,831)	(85,312)
Controlling interest stockholders' equity	1,031,997	1,066,195
Noncontrolling interest	2,585	2,629
Total stockholders' equity	1,034,582	1,068,824
Total liabilities and stockholders' equity	$ 9,025,132	$ 8,819,763

See accompanying Notes to Consolidated Financial Statements
10-Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except common share data) (Unaudited)
	Three months ended
	March 31,	March 31,
	2009	2008
Interest income:
Loans	$ 81,494	$ 93,877
Investment securities:
Taxable	10,316	9,971
Nontaxable	3,875	3,753
Federal funds sold	-	95
Other interest bearing accounts	130	106
Total interest income	95,815	107,802
Interest expense:
Deposits	33,579	40,849
Short-term borrowings	1,546	7,867
Long-term borrowings and junior subordinated notes	4,662	5,623
Total interest expense	39,787	54,339
Net interest income	56,028	53,463
Provision for loan losses	89,700	22,540
Net interest income after provision for loan losses	(33,672)	30,923
Other income:
Loan service fees	1,843	2,470
Deposit service fees	6,399	6,530
Lease financing, net	4,319	3,867
Brokerage fee income	1,078	985
Asset management and trust fees	2,815	2,220
Net gain on sale of investment securities available for sale	9,694	1,105
Increase in cash surrender value of life insurance	456	1,606
Net gain (loss) on sale of other assets	1	(306)
Merchant card processing income	4,279	4,530
Other operating income	1,800	1,530
Total other income	32,684	24,537
Other expense:
Salaries and employee benefits	27,016	26,810
Occupancy and equipment expense	7,700	7,525
Computer services expense	2,287	1,737
Advertising and marketing expense	1,314	1,290
Professional and legal expense	969	306
Brokerage fee expense	393	419
Telecommunication expense	751	762
Other intangibles amortization expense	878	815
Merchant card processing expense	3,890	4,105
FDIC insurance premiums	2,668	162
Other operating expenses	5,194	4,293
Total other expense	53,060	48,224
Income (loss) before income taxes	(54,048)	7,236
Income taxes (benefit)	(25,943)	1,412
Net income (loss)	$ (28,105)	$ 5,824
Dividends on preferred shares	2,531	-
Net income (loss) available for common shareholders	$ (30,636)	$ 5,824

Basic earnings (loss) per common share	$ (0.87)	$ 0.17
Diluted earnings (loss) per common share	$ (0.87)	$ 0.17
Weighted average common shares outstanding	34,914,012	34,620,435
Diluted weighted average common shares outstanding	35,053,824	34,994,731

See Accompanying Notes to Consolidated Financial Statements.
10-Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)
	Three months ended
	March 31,	March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$ (28,105)	$ 5,824
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on premises and equipment	2,947	2,865
Depreciation on leased equipment	9,135	6,996
Compensation expense for restricted stock awards	536	360
Compensation expense for stock option grants	659	654
Loss on sales of premises and equipment and leased equipment	116	233
Amortization of other intangibles	878	815
Provision for loan losses	89,700	22,540
Deferred income tax benefit	(16,070)	(3,821)
Amortization of premiums and discounts on investment securities, net	1,693	777
Accretion of premiums and discounts on loans, net	(411)	(687)
Net gain on sale of investment securities available for sale	(9,694)	(1,105)
Proceeds from sale of loans held for sale	27,085	14,733
Origination of loans held for sale	(26,816)	(14,588)
Net gains on sale of loans held for sale	(269)	(145)
Increase in cash surrender value of life insurance	(456)	(1,606)
Net (increase) decrease in other assets	1,906	841
Decrease in other liabilities, net	(35,604)	(11,630)
Net cash provided by operating activities	17,230	23,056
Cash Flows From Investing Activities:
Proceeds from sales of investment securities	223,563	9,579
Proceeds from maturities and calls of investment securities	68,555	92,333
Purchase of investment securities	(58,864)	(97,849)
Net increase in loans	(159,115)	(221,664)
Purchases of premises and equipment	(2,416)	(3,455)
Purchases of leased equipment	(2,690)	(1,430)
Proceeds from sales of premises and equipment	-	15
Proceeds from sales of leased equipment and leased equipment	885	618
Principal paid on lease investments	(62)	(465)
Net cash proceeds received in FDIC assisted acquisition	36,604	-
Net cash provided by (used in) investing activities	106,460	(222,318)
Cash Flows From Financing Activities:
Net increase in deposits	184,600	166,503
Net decrease in short-term borrowings	(14,121)	(54,736)
Proceeds from long-term borrowings	2,083	145,959
Principal paid on long-term borrowings	(111,302)	(813)
Treasury stock transactions, net	4,722	(3)
Stock options exercised	102	1,153
Excess tax benefits from share-based payment arrangements	44	251
Dividends paid on preferred stock	(2,449)	-
Dividends paid on common stock	(4,207)	(6,223)
Net cash provided by financing activities	59,472	252,091

Net increase in cash and cash equivalents	$ 183,162	$ 52,829
Cash and cash equivalents:
Beginning of period	341,658	150,341
End of period	$ 524,820	$ 203,170

(continued)
10-Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in Thousands)
	Three Months Ended
	March 31,	March 31,
	2009	2008

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$ 42,487	$ 56,809
Income taxes refunds (paid), net	400	(7,075)

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$ 273	$ 910
Loans transferred to repossessed vehicles	378	397
Loans transferred to loans held for sale	18,406	-

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$ 18,362	$ -
Loans, net	159,229	-
Other intangibles, net	2,095	-
Other assets	921	-
Total noncash assets acquired	$ 180,607	$ -

Liabilities assumed:
Deposits	$ 216,537	$ -
Accrued expenses and other liabilities	674	-
Total liabilities assumed	$ 217,211	$ -
Net noncash assets acquired	$ (36,604)	$ -

Cash and cash equivalents acquired	$ 36,604	$ -

See Accompanying Notes to Consolidated Financial Statements.
10-Q Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and industry practice.  Certain information in footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements filed on Form 10-K.

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

NOTE 2.     ACQUISITION

On February 27, 2009, MB Financial Bank acquired all deposits and approximately $159.2 million in loans, net of a $14.5 million discount, of Glenwood-based Heritage Community Bank in a loss-share transaction facilitated by the Federal Deposit Insurance Corporation ("FDIC").  MB Financial Bank will share in the losses on assets covered under the agreement (referred to as covered assets).  On losses up to $51.8 million, the FDIC has agreed to reimburse MB Financial Bank for 80 percent of the losses.  On losses exceeding $51.8 million, the FDIC has agreed to reimburse MB Financial Bank for 95 percent of the losses.  The loss sharing agreement is subject to following servicing procedures as specified in the agreement with the FDIC.  The transaction did not generate any goodwill.

NOTE 3.     COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net income (loss), as well as the change in net unrealized gain (loss) on investment securities available for sale arising during the periods, net of tax.

The following table sets forth comprehensive income for the periods indicated (in thousands):
	Three Months Ended
	March 31,	March 31,
	2009	2008
Net income (loss)	$ (28,105)	$ 5,824

Unrealized holding gains on investment securities, net of tax	847	8,632
Reclassification adjustments for gains included in net income (loss), net of tax	(6,301)	(718)
Other comprehensive income (loss), net of tax	(5,454)	7,914

Comprehensive income (loss)	$ (33,559)	$ 13,738

10-Q Index

NOTE 4.     EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is computed using the two-class method prescribed by SFAS 128, “Earnings Per Share.”  Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units have been issued.  Non-vested restricted stock awards and restricted stock units are considered participating securities to the extent holders of these securities receive non-forfeitable dividends at the same rate as holders of the Company’s common stock.  Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Due to the net loss for the three months ended March 31, 2009, all of the dilutive stock based awards are considered anti-dilutive and not included in the computation of diluted earnings per share.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share.
	Three Months Ended
	March 31,
	2009	2008
Distributed earnings allocated to common stock	$ 4,181	$ 6,198
Undistributed loss allocated to common stock	(34,620)	(398)
Net (loss) earnings allocated to common stock	(30,439)	5,800
Net (loss) earnings allocated to participating securities	(197)	24
Net income (loss) allocated to common stock and participating securities	$ (30,636)	$ 5,824

Weighted average shares outstanding for basic earnings per common share	34,914,012	34,620,435
Dilutive effect of stock compensation	139,812	374,296
Weighted average shares outstanding for diluted earnings per common share	35,053,824	34,994,731

Basic earnings (loss) per common share	$ (0.87)	$ 0.17
Diluted earnings (loss) per common share	$ (0.87)	$ 0.17

The adoption of FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” did not result in any changes to previously reported earnings per common share.

NOTE 5.     LOANS

Information about non-homogenous impaired loans, excluding covered assets and loans held for sale, as of March 31, 2009 and December 31, 2008 is as follows (in thousands):
	March 31,	December 31,
	2009	2008

Impaired loans for which there were specific related allowance for loan losses	$ 218,033	$ 143,423
Other impaired loans	-	-
Total impaired loans (1)	$ 218,033	$ 143,423

Related allowance for loan losses	$ 81,540	$ 52,112

(1)	Purchased credit impaired loans (See Note 2) are not required to be reported as impaired loans as long as they continue to perform at least as well as expected at acquisition.

10-Q Index

A reconciliation of the activity in the allowance for loan losses follows (in thousands):
	Three Months Ended
	March 31,	March 31,
	2009	2008
Balance at the beginning of period	$ 144,001	$ 65,103
Provision for loan losses	89,700	22,540
Charge-offs:
Commercial loans	(10,548)	(4,166)
Commercial loans collateralized by assignment
of lease payments (lease loans)	(3,420)	(182)
Commercial real estate loans	(24,189)	(3,650)
Construction real estate	(14,697)	(1,135)
Residential real estate	(178)	(26)
Indirect vehicle	(1,065)	(629)
Home equity	(604)	(182)
Consumer loans	(155)	(115)
Total charge-offs	(54,856)	(10,085)
Recoveries:
Commercial loans	31	191
Commercial loans collateralized by assignment
of lease payments (lease loans)	-	-
Commercial real estate loans	18	3
Construction real estate	250	750
Residential real estate	3	6
Indirect vehicle	111	194
Home equity	11	52
Consumer loans	5	10
Total recoveries	429	1,206

Net charge-offs, excluding covered assets	(54,427)	(8,879)
Net charge-offs on covered assets	(1)	-
Total net charge-offs	(54,428)	(8,879)

Balance	$ 179,273	$ 78,764

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – First Quarter Results" in Item II below for further analysis of our provision for loans losses and charge-offs.

AICPA Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  The carrying amount of covered assets at March 31, 2009, consisted of loans accounted for in accordance with SOP 03-3, loans not subject to SOP 03-3 (“Non SOP 03-3 loans”) and other assets as shown in the following table:

	SOP 03-3 Loans	Non SOP 03-3 Loans	Other	Total
Commercial related loans	$ 42,586	$ 18,908	$ -	$ 61,494
Other loans	3,405	26,687	-	30,092
Foreclosed real estate	-	-	1,197	1,197
Estimated loss reimbursement from the FDIC	-	-	65,565	65,565
Total covered assets	$ 45,991	$ 45,595	$ 66,762	$ 158,348

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all SOP 03-3 loans acquired in the acquisition were $93.2 million, the cash flows expected to be collected were $46.2 million including interest, and the estimated fair value of the loans were $46.0 million.  These amounts were determined based upon the estimated

10-Q Index

remaining life of the underlying loans, which include the effects of estimated prepayments.  At March 31, 2009, a majority of these loans were valued based on the liquidation value of the underlying collateral, because the expected cash flows are primarily based on the liquidation of underlying collateral and the timing and amount of the cash flows could not be reasonably estimated.  Interest income, through accretion of the difference between the carrying amount of the SOP 03-3 loans and the expected cash flows, is expected to be recognized on the remaining $5.7 million of loans.  There was no allowance for credit losses related to these SOP 03-3 loans at March 31, 2009.  Because of the short time period between the closing of the transaction and March 31, 2009, certain amounts related to the SOP 03-3 loans are preliminary estimates.  The Company expects to finalize its analysis of these loans and, therefore, adjustments to the estimated amounts may occur.

NOTE 6.     GOODWILL AND INTANGIBLES

The excess of the cost of an acquisition over the fair value of the net assets acquired consist of goodwill, and core deposit and client relationship intangibles.  Under the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is subject to at least annual assessments for impairment by applying a fair value based test.  The Company reviews goodwill and other intangible assets to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired, by comparing the carrying value of the asset with the anticipated future cash flows.

The Company’s stock price has historically traded above its book value.  However, as of March 31, 2009, our market capitalization was less than our stockholders’ common equity.  Should this situation continue to exist for an extended period of time, the Company will consider this and other factors, including the Company’s anticipated future cash flows, to determine whether goodwill is impaired.  No assurance can be given that the Company will not record an impairment loss on goodwill in the future.  In the event the Company’s stock price trades below its book value for an extended period of time, the Company may determine that an interim assessment should be prepared and the Company would perform an evaluation of the carrying value of goodwill, as of that date.

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the three months ended March 31, 2009 or 2008.  Goodwill is tested for impairment at the reporting unit level.  A reporting unit is a majority owned subsidiary of the Company for which discrete financial information is available and regularly reviewed by management.  MB Financial Bank is currently the Company’s only applicable reporting unit for purposes of testing goodwill impairment.

The following table presents the changes in the carrying amount of goodwill during the three months ended March 31, 2009 and the year ended December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
Balance at the beginning of the period	$ 387,069	$ 379,047
Goodwill from business combinations	-	8,022
Balance at the end of period	$ 387,069	$ 387,069

10-Q Index

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had, as of March 31, 2009, a remaining weighted average amortization period of approximately six years.  The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of March 31, 2009 (in thousands):

March 31,
2009
Balance at beginning of period	$ 25,776
Amortization expense	(878)
Other intangibles from business combinations (1)	2,095
Balance at end of period	$ 26,993

Gross carrying amount	$ 53,567
Accumulated amortization	(26,574)
Net book value	$ 26,993
(1)  See Note 2 for additional information.

The following presents the estimated future amortization expense of other intangible assets (in thousands):
Amount
Year ending December 31,
2009	$ 2,976
2010	3,581
2011	3,202
2012	2,954
2013	2,775
Thereafter	11,505
$ 26,993

NOTE 7.     RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). This FSP:

•	Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.

•	Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.

•
Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.

•	Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.

•	Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable.

•	Applies to all fair value measurements when appropriate.

FSP 157-4 must be applied prospectively and retrospective application is not permitted. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Management is currently evaluating the provisions of FSP 157-4 and its potential effect on its financial statements.

10-Q Index

The FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and 124-2). This FSP:

•	Changes existing guidance for determining whether an impairment is other than temporary to debt securities;

•
Replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis;

•	Incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired;

•
Requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses;

•	Requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and

•
When adopting FSP 115-2 and 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.

FSP 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.  Management is currently evaluating the provisions of FSP 115-2 and 124-2 and their potential effect on the Company's financial statements.

The FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1).  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.  The new interim disclosures required by FSP 107-1 and APB 28-1 will be included in the Company’s interim financial statements beginning with the second quarter of 2009.

The FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157,” (FSP 157-2).  FSP 157-2 delayed the effective date of FASB Statement No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. See Note 14.

The FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” (FSP EITF 03-6-1).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 became effective on January 1, 2009. See Note 4 – Earnings Per Share.

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133 (SFAS 161).  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments;

10-Q Index

(b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS 161 requires:

•	Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS 161 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 12 - Derivative Financial Instruments.

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

SFAS 141R also includes a substantial number of new disclosure requirements.  SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141R is applicable to the Company’s accounting for business combinations closing on or after January 1, 2009.

The FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.”  FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies.  FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date.  For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

10-Q Index

On December 4, 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51(SFAS 160).  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest.  In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date.  SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  SFAS 160 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

NOTE 8.     STOCK-BASED COMPENSATION

FASB Statement 123R requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

Three Months Ended
	March 31,	March 31,
	2009	2008

Total cost of share-based payment plans during the year	$ 1,249	$ 1,014

Amount of related income tax benefit recognized in income	$ 477	$ 347

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In April 2007, the Omnibus Plan was modified to add 2,250,000 authorized shares for a total of 6,000,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  As of March 31, 2009, there are 1,160,566 shares available for grant.  Grants under the Omnibus Plan can be in the form of options intended to be incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash awards.

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

10-Q Index

The following table provides information about options outstanding for the three months ended March 31, 2009:
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(In Thousands)

Options outstanding as of December 31, 2008	3,241,278	$ 29.44
Granted	11,571	$ 13.60
Exercised	(8,403)	$ 11.74
Expired or cancelled	-	$ -
Forfeited	(4,929)	$ 35.91
Options outstanding as of March 31, 2009	3,239,517	$ 29.42	6.24	$ 433

Options exercisable as of March 31, 2009	1,402,326	$ 26.79	3.45	$ 433

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

The following assumptions were used for options granted during the three month period ended March 31, 2009:
March 31,
2009
Expected volatility	37.03%
Risk free interest rate	1.66%
Dividend yield	2.71%
Expected life	4 years

Weighted average fair value per option of options granted during the period	$ 3.33

The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $44 thousand and $765 thousand, respectively.

The following is a summary of changes in nonvested shares of restricted stock and nonvested restricted stock units for the three months ended March 31, 2009:
	Number of	Weighted Average
	Shares	Grant Date Fair Value
Shares Outstanding at December 31, 2008	222,233	$ 29.29
Granted	12,785	10.27
Vested	(5,590)	34.51
Cancelled	(1,099)	29.53
Shares Outstanding at March 31, 2009	228,329	$ 28.10

As of March 31, 2009, there was $8.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.

10-Q Index

NOTE 9.     SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of March 31, 2009 and December 31, 2008 (dollars in thousands):
	March 31,		December 31,
	2009		2008
	Weighted		Weighted
	Average		Average
	Interest Rate	Amount	Interest Rate	Amount

Federal funds purchased	-	$ -	0.68%	$ 5,000
Federal Reserve Term Auction Funds	0.25%	100,000	0.42%	100,000
Assets under agreements to repurchase	0.40%	273,718	0.48%	282,832
Federal Home Loan Bank Advances	3.36%	100,780	2.46%	100,787
	1.00%	$ 474,498	0.88%	$ 488,619

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

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $100.8 million in fixed rate advances at March 31, 2009 and December 31, 2008.  At March 31, 2009, fixed rate advances had effective interest rates ranging from 3.35% to 4.87% and are subject to a prepayment fee.  At March 31, 2009, the advances had maturities ranging from November 2009 to January 2010.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank.  The Company had $483.0 million and $405.0 million, as of March 31, 2009 and December 31, 2008, respectively, of loans pledged as collateral for Federal Home Loan Bank advances.  Additionally, as of March 31, 2009 and December 31, 2008, the Company had $134.3 million and $181.0 million, respectively, of investment securities pledged as collateral for secured advances from the Federal Home Loan Bank.

NOTE 10.     LONG TERM BORROWINGS

The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $245.3 million and $352.5 million at March 31, 2009 and December 31, 2008, respectively.  As of March 31, 2009, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.26% to 5.87%.  At March 31, 2009, the advances had maturities ranging from June 2011 to April 2035.

The Company had notes payable to banks totaling $26.2 million and $27.7 million at March 31, 2009 and December 31, 2008, respectively, which as of March 31, 2009, were accruing interest at rates ranging from 3.90% to 12.00%.  Lease investments includes equipment with an amortized cost of $34.2 million and $34.8 million at March 31, 2009 and December 31, 2008, respectively, that is pledged as collateral on these notes.

The Company had a $40 million ten year structured repurchase agreement which is non-putable until 2011 as of March 31, 2009.  The borrowing agreement floats at 3-month LIBOR less 37 basis points and reprices quarterly.  The counterparty to the repurchase agreement has a one-time put option in 2011.  If the option is not exercised, the repurchase agreement converts to a fixed rate borrowing at 4.75% for the remaining term, which would expire in 2016.

MB Financial Bank has a $50 million outstanding subordinated debt facility.  Interest is payable at a rate of 3 month LIBOR + 1.70%.  The debt matures on October 1, 2017.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2009 (in thousands):
	Coal City	MB Financial	MB Financial (3)	MB Financial (4)
	Capital Trust I	Capital Trust II	Capital Trust III	Capital Trust IV
Junior Subordinated Notes:
Principal balance	$ 25,774	$ 36,083	$ 10,310	$ 20,619
Annual interest rate	3-mo LIBOR +1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	September 15, 2010	September 23, 2011	September 15, 2011

Trust Preferred Securities:
Face Value	$ 25,774	$ 35,000	$ 10,000	$ 20,000
Annual distribution rate	3-mo LIBOR +1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly
	MB Financial (4)	MB Financial	FOBB (2) (3)	FOBB (2)
	Capital Trust V	Capital Trust VI	Capital Trust I	Capital Trust III
Junior Subordinated Notes:
Principal balance	$ 30,928	$ 23,196	$ 6,186	$ 5,155
Annual interest rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	10.60%	3-mo LIBOR +2.80%
Stated maturity date	December 15, 2037	October 30, 2037	September 7, 2030	January 23, 2034
Call date	March 15, 2008	October 30, 2012	September 7, 2010	January 23, 2009

Trust Preferred Securities:
Face Value	$ 30,000	$ 22,500	$ 6,000	$ 5,000
Annual distribution rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	10.60%	3-mo LIBOR +2.80%
Issuance date	September 2007	October 2007	September 2000	December 2003
Distribution dates (1)	Quarterly	Quarterly	Semi-annual	Quarterly

(1)	All distributions are cumulative and paid in cash.
(2)	Amount does not include purchase accounting adjustments totaling a premium of $533 thousand associated with FOBB Capital Trust I and III.
(3)	Callable at a premium through 2020.
(4)	Callable at a premium through 2011.

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

10-Q Index

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

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $12.0 million and $18.8 million, respectively, at March 31, 2009.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income and other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount receivable (payable) for March 31, 2009 and December 31, 2008 were approximately $116 thousand and $596 thousand, respectively.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At March 31, 2009, the Company's credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of March 31, 2009 and December 31, 2008 (dollars in thousands):
		March 31, 2009					December 31, 2008
				Weighted Average
	Balance Sheet	Notional	Estimated	Years to	Receive	Pay	Notional	Estimated
	Location	Amount	Fair Value	Maturity	Rate	Rate	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	Other liabilities	$ 12,026	$ 877	3.8	2.62%	6.20%	$ 13,039	$ 1,022
Receive fixed/pay variable swaps (2)	Other assets	18,770	366	3.0	4.58%	1.47%	57,177	631

Non-hedging derivative instruments (3)
Pay fixed/receive variable swaps	Other liabilities	247,613	(23,876)	6.3	2.32%	5.95%	203,040	(24,169)
Pay variable/receive fixed swaps	Other assets	247,843	23,881	6.4	5.98%	2.34%	204,863	24,182
Total portfolio swaps		$ 526,252	$ 1,248	6.2	4.13%	4.10%	$ 478,119	$ 1,666

(1) Hedged fixed-rate commercial real estate loans
(2) Hedges fixed-rate callable brokered deposits
(3) These portfolio swaps are not designated as hedging instruments under SFAS No. 133.

10-Q Index

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows (dollars in thousands):
Location of Gain or (Loss)
	Recognized in Income on	Three Months Ended
	Derivatives	March 31,
		2009	2008

Interest rate swaps	Other income	$ 47	$ 2

Amounts included in the consolidated statements of income related to non-hedging derivative instruments were as follows (dollars in thousands):
Location of Gain or (Loss)
	Recognized in Income on	Three Months Ended
	Derivatives	March 31,
		2009	2008

Interest rate swaps	Other income	$ (8)	$ 97

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

At March 31, 2009 and December 31, 2008, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):
	Contract Amount
	March 31,	December 31,
	2009	2008
Commitments to extend credit:
Home equity lines	$ 357,008	$ 376,854
Other commitments	1,178,444	1,261,276

Letter of credit:
Standby	123,130	119,504
Commercial	49,434	55,269

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

10-Q Index

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer's needs.  As of March 31, 2009, the maximum remaining term for any standby letter of credit was December 31, 2014.  A fee of at least two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At March 31, 2009, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $2.2 million to $172.6 million from $174.8 million at December 31, 2008.  Of the $172.6 million in commitments outstanding at March 31, 2009, approximately $44.2 million of the letters of credit have been issued or renewed since December 31, 2008.

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

As of March 31, 2009, the Company had approximately $700 thousand in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

NOTE 14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

10-Q Index

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at March 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Securities available for sale	$ 1,118,975	$ 11,545	$ 1,105,800	$ 1,630
Assets held in trust for deferred compensation	4,933	4,933	-	-
Derivative financial instruments	24,247	-	24,247	-
Financial liabilities
Other liabilities (1)	4,933	4,933	-	-
Derivative financial instruments	22,999	-	22,999	-

(1) Liabilities associated with assets held in trust for deferred compensation.

10-Q Index

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):
Year Ended
(in thousands)	March 31, 2009

Balance, beginning of period	$ 1,630
Transfer into Level 3	-
Net unrealized losses	-
Impairment charge	-
$ 1,630

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired loans, the Company obtains a current external appraisal.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than 6 months old, the Company further discounts market prices by 20%-30% and in some cases, up to an additional 50%.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

Other Real Estate and Repossessed Vehicles Owned (Foreclosed Assets).  Foreclosed assets, upon initial recognition, are measured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset. The fair value of foreclosed assets, upon initial recognition, are estimated using Level 3 inputs based on customized discounting criteria.  Other than foreclosed assets measured at fair value upon initial recognition, no foreclosed assets were re-measured at fair value during the three months ended March 31, 2009.

Other Intangibles.  Other intangibles, which consist of core deposit intangibles, are initially measured at the date of acquisition as the portion of an acquisition purchase price which represents the fair value of the existing customer base.  The fair value of other intangibles is estimated using Level 3 inputs based on the Company’s own assumptions.

Loans held for sale. Loans held for sale are recorded at the lower of cost or fair value and therefore are reported at fair value on a non-recurring basis. The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices or valuations performed using discounted cash flows with observable inputs are classified as  Level 2.

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

10-Q Index

Assets measured at fair value on a nonrecurring basis are included in the table below (in thousands):
Fair Value Measurements at March 31, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets
Loans held for sale	$ 18,406	$ -	$ 18,406	$ -
Impaired loans	$ 136,493	$ -	$ -	$ 136,493
Foreclosed assets	$ 651	$ -	$ -	$ 651
Other intangibles	$ 2,095	$ -	$ -	$ 2,095

NOTE 15.  PREFERRED STOCK

The Series A Preferred Stock was issued as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program of the United States Department of the Treasury (“Treasury”).  The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Concurrent with issuing the Series A Preferred Stock, the Company issued to the Treasury a ten year warrant to purchase 1,012,048 shares of the Company's Common Stock at an exercise price of $29.05 per share.

The enactment of the American Recovery and Reinvestment Act of 2009 on February 17, 2009 permits the Company to redeem the Series A Preferred Stock at any time by repaying the Treasury, without penalty and without the requirement to raise new capital, subject to the Treasury’s consultation with the Company’s appropriate regulatory agency.  Additionally, upon repayment, the Treasury will liquidate all outstanding warrants at their current market value.

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

Overview

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses.  The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  Additionally, our net income is affected by other income and other expenses.  The provision for loan losses reflects the amount that we believe is adequate to cover potential credit losses in our loan portfolio.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, brokerage fees, asset management and trust fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net gains on sale of other assets, merchant card processing fees and other operating income.  Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, merchant card processing expense, charitable contributions, FDIC insurance expense, and other operating expenses.

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

The Company had a net loss available to common shareholders of $30.6 million for the first quarter of 2009, compared to net income available to common shareholders of $5.8 million for the first quarter of 2008.  The decrease in earnings was primarily due to a $67.2 million increase in provision for loan losses.  Our 2009 first quarter results generated an annualized return on average assets of (1.30%) and an annualized return on average common equity of (14.01%), compared to 0.30% and 2.66%, respectively, for the same period in 2008.  Fully diluted earnings per common share for the first quarter of 2009 were ($0.87) compared to $0.17 per common share in the 2008 first quarter.

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

10-Q Index

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At March 31, 2009, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $47.1 million.  See Note 1 and Note 7 of the notes to our December 31, 2008 audited consolidated financial statements for additional information.

Income Tax Accounting.  In June 2006, the FASB issued FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  FIN 48 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of March 31, 2009, the Company had $8.1 million of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in FIN 48 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of March 31, 2009, the Company had $1.1 million of accrued interest related to tax reserves.  The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

At March 31, 2009, $1.1 billion of investment securities, or 12.4 percent of total assets, were recorded at fair value on a recurring basis.  All but one of these financial instruments used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value.  One investment security with a fair value of $1.6 million at March 31, 2009, used significant unobservable inputs that are supported by little or no market activity (Level 3) to measure fair value.  At March 31, 2009, $27.9 million, or less than one percent of total liabilities, consisted of financial instruments recorded at fair value on a recurring basis.

10-Q Index

At March 31, 2009, $157.6 million of assets, or 1.7 percent of total assets, were recorded at fair value on a nonrecurring basis.  These assets were measured using Level 2 and Level 3 measurements.  The assets valued using Level 3 measurements consisted of impaired loans, other real estate and repossessed vehicles owned, and other intangible assets.  At March 31, 2009, no liabilities were measured at fair value on a nonrecurring basis.

See Note 14 to the consolidated financial statements for a complete discussion on the Company’s use of fair valuation of assets and liabilities and the related measurement techniques.

Results of Operations

First Quarter Results

The Company had a net loss available to common shareholders of $30.6 million for the first quarter of 2009, compared to net income available to common shareholders of $5.8 million for the first quarter of 2008.  The results for the first quarter of 2009 generated an annualized return on average assets of (1.30%) and an annualized return on average common equity of (14.01%), compared to 0.30% and 2.66%, respectively, for the same period in 2008.

Net interest income was $56.0 million for the three months ended March 31, 2009, an increase of $2.6 million, or 4.8% from $53.5 million for the comparable period in 2008.  See "Net Interest Margin" section below for further analysis.

Provision for loan losses was $89.7 million in the first quarter of 2009 as compared to $22.5 million in first quarter of 2008.  Net charge-offs were $54.4 million in the quarter ended March 31, 2009 compared to $8.9 million in the quarter ended March 31, 2008.   The increase in our provision for loan losses was primarily due to the increases in non-performing loans and net charge-offs, and the migration of performing loans from lower risk ratings to higher risk ratings during the first quarter of 2009.  The migration of performing loans to higher risk ratings was primarily due to worsening macroeconomic factors, declines in the values of collateral and deteriorating business environment during the first quarter of 2009.  Also factoring into our provision was our loan growth over the past twelve months.

Additionally, the underlying value of collateral on impaired loans deteriorated during the fourth quarter of 2008 and the first quarter of 2009.  Overall, the business environment has been adverse for many households and businesses in the United States, including the Chicago metropolitan area.  The business environment began to significantly deteriorate beginning in the third quarter of 2008 as a result of significant job losses and housing foreclosures.  Single family homes, condominiums, retail property, manufacturing property, and vacant land all experienced a significant decrease in demand due to the worsening economic environment during the past several quarters.  As a result, significant declines in the values of single family homes and other properties occurred and required higher reserves on impaired loans, potential problem loans and increased reserves based on the macroeconomic environment.

See “Asset Quality” below for further analysis of the allowance for loan losses.

Other Income (in thousands):
	Three Months Ended
	March 31,	March 31,	Increase/	Percentage
	2009	2008	(Decrease)	Change
Other income:
Loan service fees	$ 1,843	$ 2,470	$ (627)	(25%)
Deposit service fees	6,399	6,530	(131)	(2%)
Lease financing, net	4,319	3,867	452	12%
Brokerage fees	1,078	985	93	9%
Trust and asset management fees	2,815	2,220	595	27%
Net gain on sale of investment securities	9,694	1,105	8,589	777%
Increase in cash surrender value of life insurance	456	1,606	(1,150)	(72%)
Net gain (loss) on sale of other assets	1	(306)	307	(100%)
Merchant card processing	4,279	4,530	(251)	(6%)
Other operating income	1,800	1,530	270	18%
Total other income	$ 32,684	$ 24,537	$ 8,147	33%

10-Q Index

Other income increased for the first quarter of 2009 compared to the first quarter of 2008, primarily due to an increase in gain on sale of investment securities.  Given the current low interest rate environment, we realized a portion of our unrealized securities gains and intend to use the proceeds over the next quarter to reduce wholesale funding and better position our balance sheet for a rising rate environment.  Loan service fees decreased, primarily due to a decrease in letter of credit and prepayment fees.  Net lease financing increased, primarily due to higher residual realizations during the first quarter of 2009 compared to the first quarter of 2008.  Trust and asset management fees increased primarily due to our Cedar Hill acquisition during the second quarter of 2008.  The decrease in cash surrender value of life insurance was primarily due to a decrease in overall interest rates from the first quarter of 2008 to the first quarter of 2009, and a $436 thousand death benefit on a bank owned life insurance policy that we recognized during the first quarter of 2008.

Other Expense (in thousands):
	Three Months Ended
	March 31,	March 31,	Increase/	Percentage
	2009	2008	(Decrease)	Change
Other expense:
Salaries and employee benefits	$ 27,016	$ 26,810	$ 206	1%
Occupancy and equipment expense	7,700	7,525	175	2%
Computer services expense	2,287	1,737	550	32%
Advertising and marketing expense	1,314	1,290	24	2%
Professional and legal expense	969	306	663	217%
Brokerage fee expense	393	419	(26)	(6%)
Telecommunication expense	751	762	(11)	(1%)
Other intangibles amortization expense	878	815	63	8%
Merchant card processing	3,890	4,105	(215)	(5%)
FDIC insurance premiums	2,668	162	2,506	1,547%
Other operating expenses	5,194	4,293	901	21%
Total other expense	$ 53,060	$ 48,224	$ 4,836	10%

Other expense increased primarily due to an increase in FDIC insurance premium expense.   This was a result of our FDIC credits being fully utilized during the fourth quarter of 2008 combined with the FDIC generally increasing its assessment rates for all institutions for the first quarter of 2009.  Additionally, the acquisition of Heritage Community Bank increased operating expenses during the first quarter of 2009 as follows:  $275 thousand related to salaries and benefits, $225 thousand related to nonrecurring computer conversion expense and $100 thousand related to occupancy expense.

In February 2009, the FDIC issued final rules to change the risk-based assessment system and set assessment rates for Risk Category I institutions to begin in the second quarter of 2009. Effective April 1, 2009, for Risk Category I institutions with assets of less than $10 billion, the methodology for establishing assessment rates for large institutions will determine the initial base assessment rate using a combination of weighted-average CAMELS component ratings and certain financial ratios. The new initial base assessment rates for Risk Category I institutions will range from 12 to 16 basis points, on an annualized basis, and from 7 to 24 basis points after the effect of potential base-rate adjustments, in each case depending upon various factors. Additionally, the FDIC issued an interim rule that may result in a 20 basis point emergency special assessment on June 30, 2009 with the potential for additional emergency special assessments of up to 10 basis points at the end of any calendar quarter thereafter. The Company cannot provide any assurance as to the ultimate amount or timing of any such emergency special assessments, should such special assessments occur, as such special assessments are dependent upon a variety of factors which are beyond the Company’s control.

The Company had an income tax benefit of $25.9 million for the three months ended March 31, 2009 compared to income tax expense of $1.4 million for the same period in 2008.  During the three months ended March 31, 2009, our taxable income significantly decreased compared to the same period in 2008, primarily due to our results of operations during the three months ended March 31, 2009.

10-Q Index

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended March 31,
	2009			2008
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans, excluding covered assets (1) (2) (3)	$ 6,195,247	$ 80,003	5.24%	$ 5,680,086	$ 93,785	6.64%
Loans, excluding covered assets, exempt from federal income taxes (4)	80,464	1,327	6.60	7,560	141	7.38
Covered assets	54,693	628	4.66	-	-	-
Taxable investment securities	944,603	10,316	4.37	819,845	9,971	4.86
Investment securities exempt from federal income taxes (4)	412,251	5,962	5.78	401,207	5,774	5.69
Federal funds sold	-	-	-	15,220	95	2.47
Other interest bearing deposits	195,104	130	0.27	15,387	106	2.77
Total interest earning assets	7,882,362	$ 98,366	5.06	6,939,305	$ 109,872	6.37
Non-interest earning assets	909,913			925,512
Total assets	$ 8,792,275			$ 7,864,817

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 1,519,499	$ 3,948	1.05%	$ 1,234,965	$ 6,603	2.15%
Savings deposits	393,667	314	0.32	388,956	443	0.46
Time deposits	3,681,034	29,317	3.23	3,018,204	33,803	4.50
Short-term borrowings	532,875	1,546	1.18	939,746	7,867	3.37
Long-term borrowings and junior subordinated notes	536,189	4,662	3.48	461,053	5,623	4.82
Total interest bearing liabilities	6,663,264	$ 39,787	2.42	6,042,924	$ 54,339	3.62
Non-interest bearing deposits	960,167			839,386
Other non-interest bearing liabilities	91,222			103,451
Stockholders' equity	1,077,622			879,056
Total liabilities and stockholders' equity	$ 8,792,275			$ 7,864,817
Net interest income/interest rate spread (5)		$ 58,579	2.64%		$ 55,533	2.75%
Taxable equivalent adjustment		2,551			2,070
net interest income, as reported		$ 56,028			$ 53,463
Net interest margin (6)			2.88%			3.10%
Tax equivalent effect			0.13%			0.12%
Net interest margin on a fully tax equivalent basis (6)			3.01%			3.22%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $1.3 million and $2.0 million for the three months ended March 31, 2009 and 2008, respectively.
(3)	Loans held for sale are included in the average loan balance listed. Related interest income is included in loan interest income.
(4)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(5)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income was $56.0 million for the three months ended March 31, 2009, an increase of $2.6 million, or 4.8% from $53.5 million for the comparable period in 2008.  The growth in net interest income reflects a $943.1 million, or 13.6% increase in average interest earning assets, and a $620.3 million, or 10.3%, increase in average interest bearing liabilities.  This was partially offset by approximately 21 basis points of margin compression.  The increase in average interest earning assets and the increase in average interest bearing liabilities was primarily due to organic growth.  The net interest margin, expressed on a fully tax equivalent basis, was 3.01% for the first quarter of 2009 and 3.22% for the first quarter of 2008.  Our non-performing loans negatively impacted the net interest margin during the first quarter of 2009 and the first quarter of 2008 by approximately 16 basis points, and 5 basis points, respectively.  Additionally, our liquidity position, due to our higher cash balance during the first quarter of 2009 compared to the first quarter of 2008, negatively impacted the net interest margin during the first quarter of 2009 by approximately 7 basis points.

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

	Three Months Ended
	March 31, 2009 Compared to March 31, 2008
	Change	Change
	Due to	Due to	Total
	Volume	Rate	Change
Interest Earning Assets:
Loans, excluding covered assets	$ 7,493	$ (21,275)	$ (13,782)
Loans, excluding covered assets, exempt from federal income taxes (1)	1,203	(17)	1,186
Covered assets	628	-	628
Taxable investments securities	1,366	(1,021)	345
Investment securities exempt from federal income taxes (1)	127	61	188
Federal funds sold	(48)	(47)	(95)
Other interest bearing deposits	199	(175)	24
Total increase (decrease) in interest income	10,968	(22,474)	(11,506)
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	1,253	(3,908)	(2,655)
Savings deposits	6	(135)	(129)
Time deposits	6,329	(10,815)	(4,486)
Short-term borrowings	(2,526)	(3,795)	(6,321)
Long-term borrowings and junior subordinated notes	798	(1,759)	(961)
Total increase (decrease) in interest expense	5,860	(20,412)	(14,552)
Total increase (decrease) in net interest income	$ 5,108	$ (2,062)	$ 3,046

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets increased $205.4 million or 2.3% from $8.8 billion at December 31, 2008 to $9.0 billion at March 31, 2009.  Net loans increased by $52.3 million, or 3.5% on an annualized basis, to $6.1 billion at March 31, 2009 from $6.1 billion at December 31, 2008.  See “Loan Portfolio” section below for further analysis.  Investment securities decreased by $217.2 million from December 31, 2008 to March 31, 2009, as we realized a portion of our unrealized securities gains and intend to use the proceeds over the next quarter to reduce wholesale funding and better position our balance sheet for a rising rate environment.  This also resulted in an increase in our interest bearing deposits with banks from December 31, 2008 to March 31, 2009.

Total liabilities increased by $239.6 million, or 3.1% to $8.0 billion at March 31, 2009 from December 31, 2008.  Total deposits increased by $401.1 million or 6.2% to $6.9 billion at March 31, 2009 from December 31, 2008, primarily due to increases in money market and NOW accounts and non-interest bearing deposits.  The FDIC assisted acquisition of Heritage Community Bank increased deposits by approximately $192.5 million. Long-term borrowings decreased $109.2 million, as we utilized a portion of the proceeds from our investment portfolio sales and the increase in deposits during the first quarter of 2009 to pay down long-term borrowings.

Total stockholders’ equity decreased $34.2 million, or 3.2% to $1.0 billion at March 31, 2009 compared to $1.1 billion at December 31, 2008.  This decrease was primarily due to our results of operations during the first quarter of 2009 and partially due to a decrease in unrealized gains on investment securities available for sale.  Additionally, the Company established a Dividend Reinvestment and Stock Purchase Plan (“the Plan”) during the first quarter of 2009.  The Plan provides participants with a means of purchasing shares of our common stock by

10-Q Index

reinvesting cash dividends paid on our common stock and by making additional optional cash purchases.  Shares of common stock will be purchased on the open market or purchased directly from the Company from authorized but unissued shares or from treasury shares.  Through March 31, 2009, the Company issued 382,837 shares and increased capital for the Company by $4.8 million through the Plan.

At March 31, 2009, the Company’s total risk-based capital ratio was 13.48%; Tier 1 capital to risk-weighted assets ratio was 11.48% and Tier 1 capital to average asset ratio was 9.25%.  MB Financial Bank’s total risk-based capital ratio was 12.42%; Tier 1 capital to risk-weighted assets ratio was 10.41% and Tier 1 capital to average asset ratio was 8.38%. MB Financial Bank, N.A. was categorized as “Well-Capitalized” at March 31, 2009 under the regulations of the Office of the Comptroller of the Currency.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding covered assets and loans held for sale, as of the dates indicated (dollars in thousands):
	March 31,		December 31,		March 31,
	2009		2008		2008
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Commercial related credits:
Commercial loans	$ 1,507,616	24%	$ 1,522,380	24%	$ 1,433,114	25%
Commercial loans collateralized by
assignment of lease payments (lease loans)	738,527	12%	649,918	10%	581,502	10%
Commercial real estate (1)	2,359,868	37%	2,353,261	39%	2,026,249	35%
Construction real estate	764,876	12%	757,900	12%	844,186	14%
Total commercial related credits	5,370,887	85%	5,283,459	85%	4,885,051	84%
Other loans:
Residential real estate (1)	287,256	5%	295,336	5%	361,762	6%
Indirect vehicle	189,812	3%	189,227	3%	162,348	3%
Home equity	411,527	6%	401,029	6%	365,269	6%
Consumer loans	56,654	1%	59,512	1%	54,671	1%
Total other loans	945,249	15%	945,104	15%	944,050	16%

Total gross loans	6,316,136	100%	6,228,563	100%	5,829,101	100%
Less: Allowance for loan losses	(179,273)		(144,001)		(78,764)
Net loans	$ 6,136,863		$ 6,084,562		$ 5,750,337

(1)	Gross loan balances at March 31, 2009, December 31, 2008, and March 31, 2008 are net of unearned income, including net deferred loan fees of $4.8 million, $4.5 million, and $3.6 million, respectively.

Total loans and total commercial related credits increased from December 31, 2008 to March 31, 2009, by 6% and 7%, respectively, on an annualized basis.  Total loans and total commercial related credits also increased from March 31, 2008 to March 31, 2009, by 8% and 10%, respectively.  These increases were primarily due to organic growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development.

10-Q Index

Asset Quality

The following table presents a summary of non-performing assets, excluding covered assets and loans held for sale, as of the dates indicated (dollar amounts in thousands):
	March 31,	December 31,	March 31,
	2009	2008	2008
Non-performing loans:
Non-accrual loans	$ 229,537	$ 145,936	$ 46,666
Loans 90 days or more past due, still accruing interest	-	-	4,218
Total non-performing loans	229,537	145,936	50,884

Other real estate owned	2,500	4,366	1,770
Repossessed vehicles	245	356	225

Total non-performing assets	$ 232,282	$ 150,658	$ 52,879

Total non-performing loans to total loans	3.63%	2.34%	0.87%
Allowance for loan losses to non-performing loans	78.10%	98.67%	154.79%
Total non-performing assets to total assets	2.57%	1.71%	0.65%

The following table presents data related to non-performing loans, excluding covered assets and loans held for sale, by dollar amount and category at March 31, 2009 (dollar amounts in thousands):
	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Consumer Loans	Total Loans
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
$10.0 million or more	-	$ -	3	$ 45,807	1	$ 13,625	$ -	$ 59,432
$5.0 million to $9.9 million	4	24,872	9	60,064	-	-	-	84,936
$1.5 million to $4.9 million	7	20,152	8	31,583	2	6,103	-	57,838
Under $1.5 million	16	4,955	9	7,002	15	3,870	11,504	27,331
	27	$ 49,979	29	$ 144,456	18	$ 23,598	$ 11,504	$ 229,537

Percentage of individual loan category		2.23%		18.89%		1.00%	1.22%	3.63%

The following table presents data related to non-performing loans, excluding covered assets and loans held for sale, by dollar amount and category at December 31, 2008 (dollar amounts in thousands):
	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Consumer Loans	Total Loans
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
$10.0 million or more	1	$ 10,851	2	$ 24,595	-	$ -	$ -	$ 35,446
$5.0 million to $9.9 million	-	-	4	29,235	-	-	-	29,235
$1.5 million to $4.9 million	-	-	6	22,893	7	17,917	-	40,810
Under $1.5 million	16	9,167	16	9,324	33	14,141	7,813	40,445
	17	$ 20,018	28	$ 86,047	40	$ 32,058	$ 7,813	$ 145,936

Percentage of individual loan category		0.92%		11.35%		1.36%	0.83%	2.34%

The increase in non-performing loans was primarily a result of the continued weakening economic conditions discussed above in “Results of Continuing Operations – First Quarter Results”.  Borrowers continued to migrate to higher risk ratings as economic conditions continued to deteriorate during the quarter.

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

10-Q Index

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

General Loss Reserve.  We maintain a general loan loss reserve for the four categories of commercial-related loans in our portfolio - commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans.  We use a loan loss reserve model that incorporates the migration of loan risk rating and historical default data over a multi-year period.  Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or any loan committee.  A loan rated one represents those loans least likely to default and nine represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  Estimated loan default factors are multiplied by individual loan balances in each risk-rating category and again multiplied by an historical loss given default estimate for each loan type (which incorporates estimated recoveries) to determine an appropriate level of allowance by loan type.  This approach is applied to the commercial, commercial real estate and construction real estate components of the portfolio.

Moody’s Corporation migration factors, rather than the Company’s actual loss and migration experience, are used to develop estimated default factors for lease loans, since we do not have sufficient loss experience or default history to develop statistically reliable factors of our own.  Actual losses and defaults in the Company’s lease portfolio have not been significant, and the number of migration points based on historical movement in the Company’s portfolio for lease loans is not statistically reliable to calculate estimated default factors.  Lessees tend to be Fortune 1000 companies and have an investment grade public debt rating by Moody’s or Standard and Poors or the equivalent, though we also provide credit to below investment grade and non-rated companies.  The Company maps 25 years of Moody’s Corporation default factors to the Company’s risk ratings and uses the factors in the Company’s loan loss reserve model to increase general reserves for industry related risks.  The Company will continue to monitor historical losses, default history and migrations in the lease portfolio and will use internal historical data when the information is deemed to be statistically significant.

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

At each quarter end, potential problem loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing the loan.  See discussion in “Specific Reserve” section below.

The general loss reserve was $91.2 million as of March 31, 2009, and $87.0 million as of December 31, 2008.  The increase in the general loss reserve was primarily due to loans migrating from lower risk ratings to higher risk ratings during the quarter ended March 31, 2009.  Reserves on impaired loans are included in the “Specific Reserve” section below.  See additional discussion in “Potential Problem Loans” below.

Specific Reserves. Our allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

10-Q Index

At each quarter end, impaired loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing the loan.  For a majority of impaired loans, the Company obtains a current external appraisal.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than 6 months old, the Company further discounts market prices by 20%-30% and in some cases, up to an additional 50%.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

The total specific reserve component of the allowance was $81.5 million as of March 31, 2009 and $52.1 million as of December 31, 2008.  The increase in specific reserve relates to the increase in impaired loans in the portfolio.  See discussion in “First Quarter Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

Smaller Balance Homogenous Loans. Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one year time horizon.  For improved accuracy, indirect vehicle loan losses are estimated using a combination of our historical loss statistics as well as industry loss statistics.  The reserves for smaller balance homogenous loans totaled $6.6 million at March 31, 2009, and $4.9 million at December 31, 2008.

We consistently apply our methodology for determining the appropriateness of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs and management's evaluation of the loan portfolio.

10-Q Index

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):
	Three Months Ended
	March 31,	March 31,
	2009	2008
Balance at the beginning of period	$ 144,001	$ 65,103
Provision for loan losses	89,700	22,540
Charge-offs:
Commercial loans	(10,548)	(4,166)
Commercial loans collateralized by assignment
of lease payments (lease loans)	(3,420)	(182)
Commercial real estate	(24,189)	(3,650)
Construction real estate	(14,697)	(1,135)
Residential real estate	(178)	(26)
Indirect vehicle	(1,065)	(629)
Home equity	(604)	(182)
Consumer loans	(155)	(115)
Total charge-offs	(54,856)	(10,085)
Recoveries:
Commercial loans	31	191
Commercial loans collateralized by assignment
of lease payments (lease loans)	-	-
Commercial real estate	18	3
Construction real estate	250	750
Residential real estate	3	6
Indirect vehicle	111	194
Home equity	11	52
Consumer loans	5	10
Total recoveries	429	1,206

Net charge-offs, excluding covered assets	(54,427)	(8,879)
Net charge-offs on covered assets	(1)	-
Total net charge-offs	(54,428)	(8,879)

Balance	$ 179,273	$ 78,764

Total loans, excluding covered assets and loans held for sale	$ 6,316,136	$ 5,829,101
Average loans, excluding covered assets and loans held for sale	$ 6,275,711	$ 5,687,646
Ratio of allowance for loan losses to total loans, excluding covered assets
and loans held for sale	2.84%	1.35%
Net loan charge-offs to average loans, excluding covered assets and loans
held for sale (annualized)	3.52%	0.63%

Net charge-offs increased $44.8 million to $54.4 million in the quarter ended March 31, 2009 as compared to $8.9 million in the quarter ended March 31, 2008.  As noted in “First Quarter Results”, the increase in charge-offs was primarily due to continued weakness of borrowers’ ability to repay and the value of the underlying collateral related to impaired loans.

Provision for loan losses increased by $67.2 million to $89.7 million in the three months ended March 31, 2009 from $22.5 million in the same period of 2008.  The increase in our provision for loan losses was primarily the result of increased charge-offs in the first quarter of 2009 and the migration of loans to non-performing during the quarter.   See discussion in “First Quarter Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

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

10-Q Index

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

Potential Problem Loans

We define potential problem loans as performing loans rated substandard, that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans, excluding covered assets and loans held for sale, as of March 31, 2009, and December 31, 2008 were approximately $215.4 million, and $100.9 million, respectively.  The majority of the increase in potential problem loans was due to construction real estate loans.  As noted earlier, the increase in potential problem loans was primarily due to the continued deterioration in underlying collateral values and the overall economic environment during the first quarter of 2009.  See discussion in “First Quarter Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

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

10-Q Index

Lease investments by categories follow (in thousands):
	March 31,	December 31,	March 31,
	2009	2008	2008
Direct finance leases:
Minimum lease payments	$ 62,092	$ 61,239	$ 60,833
Estimated unguaranteed residual values	7,168	7,093	6,960
Less: unearned income	(7,306)	(7,484)	(7,687)
Direct finance leases (1)	$ 61,954	$ 60,848	$ 60,106

Leveraged leases:
Minimum lease payments	$ 29,561	$ 30,150	$ 35,489
Estimated unguaranteed residual values	5,082	4,914	4,917
Less: unearned income	(3,277)	(2,804)	(3,578)
Less: related non-recourse debt	(28,309)	(28,437)	(33,110)
Leveraged leases (1)	$ 3,057	$ 3,823	$ 3,718

Operating leases:
Equipment, at cost	$ 193,330	$ 196,068	$ 148,953
Less: accumulated depreciation	(75,682)	(71,034)	(57,278)
Lease investments, net	$ 117,648	$ 125,034	$ 91,675

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $26.2 million at March 31, 2009, $27.7 million at December 31, 2008 and $14.8 million at March 31, 2008.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,062 leases at March 31, 2009 compared to 2,273 leases at December 31, 2008 and 2,027 leases at March 31, 2008.  The average residual value per lease schedule was approximately $23 thousand at March 31, 2009, and $20 thousand at December 31, 2008 and $19 thousand at March 31, 2008.  The average residual value per master lease schedule was approximately $182 thousand at March 31, 2009, $169 thousand at December 31, 2008, and $157 thousand at March 31, 2008.

10-Q Index

At March 31, 2009, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):
	Residual Values
	Direct
	Finance	Leveraged	Operating
End of initial lease term December 31,	Leases	Leases	Leases	Total
2009	$ 1,242	$ 588	$ 6,143	$ 7,973
2010	1,727	2,253	6,789	10,769
2011	2,524	1,441	10,926	14,891
2012	826	662	5,219	6,707
2013	424	138	3,174	3,736
2014 & Thereafter	425	-	2,630	3,055
	$ 7,168	$ 5,082	$ 34,881	$ 47,131

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):
	At March 31, 2009		At December 31, 2008		At March 31, 2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury securities	$ 11,546	$ 11,545	$ -	$ -	$ -	$ -
Government sponsored agencies	105,354	108,227	171,385	179,373	266,276	274,217
States and political subdivisions	416,329	424,541	417,595	427,999	408,969	417,609
Mortgage-backed securities	531,547	539,953	682,692	690,285	472,482	479,383
Corporate bonds	31,487	30,726	34,546	34,565	10,779	11,123
Equity securities	3,631	3,681	3,595	3,606	3,484	3,520
Debt securities issued by foreign governments	302	302	301	302	301	301
Total	$ 1,100,196	$ 1,118,975	$ 1,310,114	$ 1,336,130	$ 1,162,291	$ 1,186,153

Non-Marketable Securities – FHLB Stock
The Company views its investment in the stock of the FHLB Chicago as a long-term investment.  Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value.  The decision of whether impairment exists is a matter of judgment that should reflect the investor’s views on the FHLB Chicago's long term performance, which includes factors such as its operating performance, the severity and duration of declines of the market value of its net assets relative to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislative and regulation changes on FHLB Chicago and accordingly, on the members of FHLB Chicago, and its liquidity and funding position.  Although the FHLB Chicago was placed under a Cease and Desist Order, suspended dividends in 2007 and recorded a net loss for the year ended December 31, 2008, the FHLB Chicago reported net income for the third and fourth quarters of 2008.  Additionally, the FHLB Chicago continued issuing new capital stock at par value since the Cease and Desist Order, and reported that it was in compliance with regulatory capital requirements as of March 31, 2009.  The Company does not believe that its investment in the FHLB was impaired as March 31, 2009.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income for the quarter, adjusted for items in net income that did not impact cash.  Net cash provided by operating activities decreased by $5.8 million to $17.2 million for the quarter ended March 31, 2009, from the quarter ended March 31, 2008.  The decrease was primarily due to a decrease in other liabilities, and a decrease in net income, partially offset by an increase in provision for loan losses.  The Company had accounts payable to outside parties for cash owed for investment security purchases at March 31, 2009.

10-Q Index

Cash used in investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the three months ended March 31, 2009, the Company had net cash flows provided by investing activities of $106.5 million, compared to net cash flows used in investing activities of $222.3 million for the three months ended March 31, 2008.  The change in cash flows from continuing investing activities was primarily due to an increase in proceeds from sales of investment securities.  As noted earlier, we realized a portion of our unrealized securities gains and intend to use the proceeds over the next quarter to reduce our wholesale funding and better position our balance sheet for a rising rate environment.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the three months ended March 31, 2009, the Company had net cash flows provided by financing activities of $59.5 million, compared to net cash flows provided by financing activities of $252.1 million for the three months ended March 31, 2008.  The change in cash flows from financing activities was primarily the result of a reduction of our long-term borrowings with a portion of the proceeds received from the sales of investment securities during the first quarter of 2009.

We expect to have adequate cash to meet our liquidity needs.  Liquidity management is monitored by an Asset/Liability Management Committee, consisting of members of management, which review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Company has numerous sources of liquidity including readily marketable investment securities, shorter-term loans within the loan portfolio, principal and interest cash flows from investments and loans, the ability to attract retail and public fund time deposits and to purchase brokered time deposits.

We intend to use our short-term liquidity to reduce wholesale funding in the second quarter of 2009.  In the event that additional short-term liquidity is needed or the Company is unable to retain brokered deposits, MB Financial Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at March 31, 2009, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $325.0 million for a short time from these banks on a collective basis.  MB Financial Bank can participate in the Federal Reserve’s Term Auction Facility to provide additional short-term borrowings.  As of March 31, 2009, the Company had $100.0 million outstanding from the Federal Reserve Term Auction Facility, and could borrow an additional amount of approximately $262.6 million.  Additionally, MB Financial Bank is a member of Federal Home Loan Bank of Chicago (FHLB).  As of March 31, 2009, the Company had $346.1 million outstanding in FHLB advances, and could borrow an additional amount of approximately $136.9 million.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of March 31, 2009, the Company had approximately $327.6 million of unpledged securities, excluding securities available for pledge at the FHLB.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations during the first quarter of 2009 as compared to December 31, 2008.

At March 31, 2009, the Company’s total risk-based capital ratio was 13.48%; Tier 1 capital to risk-weighted assets ratio was 11.48% and Tier 1 capital to average asset ratio was 9.25%.  MB Financial Bank’s total risk-based capital ratio was 12.42%; Tier 1 capital to risk-weighted assets ratio was 10.41% and Tier 1 capital to average asset ratio was 8.38%. MB Financial Bank, N.A. was categorized as “Well-Capitalized” at March 31, 2009 under the regulations of the Office of the Comptroller of the Currency.

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

10-Q Index

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following (1) expected cost savings, synergies and other benefits from our merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (3) results of examinations by the Office of Comptroller of Currency and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior and net interest margin; (6) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (7) fluctuations in real estate values; (8) the ability to adapt successfully to technological changes to meet customers' needs and developments in the market place; (9) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (10) our ability to access cost-effective funding; (11) changes in financial markets; (12) changes in economic conditions in general and in the Chicago metropolitan area in particular; (13) the costs, effects and outcomes of litigation; (14) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the financial services industry; (15) changes in accounting principles, policies or guidelines; (16) our future acquisitions of other depository institutions or lines of business; and (17) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

10-Q Index

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2009 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2009 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 6%, 8% and 6%, respectively, in the first three months, 17%, 21%, and 18%, respectively, in the next nine months, 57%, 58% and 57%, respectively, from one year to five years, and 20%, 13%, and 19%, respectively over five years (dollars in thousands):

10-Q Index

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$ 415,228	$ 240	$ 936	$ -	$ 416,404
Investment securities available for sale	192,843	200,084	520,821	270,979	1,184,727
Loans held for sale	18,406	-	-	-	18,406
Loans, including covered assets	3,314,682	838,416	2,211,147	110,239	6,474,484
Total interest earning assets	$ 3,941,159	$ 1,038,740	$ 2,732,904	$ 381,218	$ 8,094,021

Interest Bearing Liabilities:
NOW and money market deposit accounts	$ 128,158	$ 338,481	$ 1,017,460	$ 278,242	$ 1,762,341
Savings deposits	28,536	77,193	252,478	82,119	440,326
Time deposits	1,439,339	1,572,005	634,263	29,585	3,675,192
Short-term borrowings	131,620	174,150	148,157	20,571	474,498
Long-term borrowings	201,850	35,022	122,758	2,616	362,246
Junior subordinated notes issued to capital trusts	152,065	-	6,719	-	158,784
Total interest bearing liabilities	$ 2,081,568	$ 2,196,851	$ 2,181,835	$ 413,133	$ 6,873,387

Rate sensitive assets (RSA)	$ 3,941,159	$ 4,979,899	$ 7,712,803	$ 8,094,021	$ 8,094,021
Rate sensitive liabilities (RSL)	$ 2,081,568	$ 4,278,419	$ 6,460,254	$ 6,873,387	$ 6,873,387
Cumulative GAP (GAP=RSA-RSL)	$ 1,859,591	$ 701,480	$ 1,252,549	$ 1,220,634	$ 1,220,634

RSA/Total assets	43.67%	55.18%	85.46%	89.68%	89.68%
RSL/Total assets	23.06%	47.41%	71.58%	76.16%	76.16%
GAP/Total assets	20.60%	7.77%	13.88%	13.52%	13.52%
GAP/RSA	47.18%	14.09%	16.24%	15.08%	15.08%

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):
Gradual	Changes in Net Interest Income Over Once Year Horizon
Changes in	At March 31, 2009		At December 31, 2008
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$ 1,831	0.73%	$ 8,664	3.40%
+ 1.00%	$ 57	0.02%	$ 3,328	1.30%

In the interest rate sensitivity table above, changes in net interest income between March 31, 2009 and December 31, 2008 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

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

10-Q Index

As a result of the current interest rate environment, the Company does not anticipate any significant declines in interest rates over the next twelve months.  For this reason, we did not use an interest rate sensitivity simulation that assumes a gradual decline in the level of interest rates over the next twelve months.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2009 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II. – OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended March 31, 2009 with respect to our repurchases of our outstanding common shares:
			Number of Shares	Maximum Number of
			Purchased as Part	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
January 1, 2009 - January 31, 2009	-	-	-	-

February 1, 2009 - February 28, 2009	-	-	-	-

March 1, 2009 - March 31, 2009	-	-	-	-

Totals	-		-

10-Q Index

Item 6.     Exhibits

See Exhibit Index.

10-Q Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.

Date: May 11, 2009	By: /s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2009	By: /s/ Jill E. York
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

10-Q Index

EXHIBIT INDEX
Exhibit Number	Description
10.1
Letter Agreement, dated as of December 5, 2008, between the Registrant and the United States Department of the Treasury  (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 (File No.0-24566-01))

10.2
Amended and Restated Employment Agreement between the Registrant and Mitchell Feiger (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.3
Employment Agreement between MB Financial Bank, N.A. and Burton J. Field (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0-24566-01))

10.4
Form of Change and Control Severance Agreement between MB Financial Bank, National Association and each of Thomas Panos, Jill E. York,  and Thomas P. Fitzgibbon, Jr. (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.4B
Form of Change and Control Severance Agreement between MB Financial Bank, National Association and each of Burton Field, Larry J. Kallembach, Brian Wildman, Rosemarie Bouman and Susan Peterson (incorporated herein by reference to Exhibit 10.4B to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.5
Form of Letter Agreement between the United States Department of the Treasury and each of Mitchell Feiger, Thomas Panos, Jill E. York,  Thomas P. Fitzgibbon, Jr., Burton Field, Larry J. Kallembach, Brian Wildman, Rosemarie Bouman, and Susan Peterson (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

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

10-Q Index

EXHIBIT INDEX
Exhibit Number	Description
10.8
MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.9
MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.10
Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to Old MB Financial’s (then known as Avondale Financial Corp.) Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24566))

10.11	Reserved
10.12	Reserved
10.13
Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

10.13A
Amendment to Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo ((incorporated herein by reference to Exhibit 10.13A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.14
First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit B to the definitive proxy statement filed by First SecurityFed Financial, Inc. on March 24, 1998 (File No. 0-23063))

10.14A
Amendment to First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan ((incorporated herein by reference to Exhibit 10.14A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.15
Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Burton J. Field, Thomas D. Panos, Jill E. York and Thomas P. FitzGibbon, Jr., Larry J. Kallembach, Brian Wildman, and Susan Peterson (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10-Q Index

EXHIBIT INDEX
Exhibit Number	Description
10.15A
Tax Gross Up Agreement between the Registrant and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.15A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.16
Form of Incentive Stock Option Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.17
Form of Non-Qualified Stock Option Agreement for Directors under the Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.18
Form of Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.18A
Amendment to Form of Incentive Stock Option Agreement and Form of Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.18A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.19
Form of Restricted Stock Agreement for Directors under the Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.20
First Oak Brook Bancshares, Inc. Incentive Compensation Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook on March 30, 2004 (File No. 0-14468))

10.20A
Amendment to First Oak Brook Bancshares, Inc. Incentive Compensation Plan ((incorporated herein by reference to Exhibit 10.20A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.21
First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook on April 2, 2001 (File No. 0-14468))

10-Q Index

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

10.23	Reserved
10.24	Reserved
10.25	Reserved
10.26	Reserved
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

10-Q Index

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