Form 10-Q
period 2009-06-30
MB FINANCIAL INC     /MD
filed 2009-07-30
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

Yes   ☐                      No   ☒

There were outstanding 36,843,382 shares of the registrant’s common stock as of July 30, 2009.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2009

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008
(Amounts in thousands, except common share data)                                              (Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$ 103,276	$ 79,824
Interest bearing deposits with banks	13,440	261,834
Total cash and cash equivalents	116,716	341,658
Investment securities:
Securities available for sale, at fair value	884,720	1,336,130
Non-marketable securities - FHLB and FRB stock	66,994	64,246
Total investment securities	951,714	1,400,376

Loans held for sale	4,008	-
Loans:
Total loans, excluding covered assets	6,341,560	6,228,563
Less: Allowance for loan loss	181,356	144,001
Net Loans	6,160,204	6,084,562
Covered assets	141,682	-
Lease investment, net	114,570	125,034
Premises and equipment, net	184,129	186,474
Cash surrender value of life insurance	120,614	119,526
Goodwill, net	387,069	387,069
Other intangibles, net	25,996	25,776
Other real estate owned	17,111	4,366
Other assets	178,252	144,922
Total assets	$ 8,402,065	$ 8,819,763
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$ 1,152,274	$ 960,117
Interest bearing	5,081,251	5,535,454
Total deposits	6,233,525	6,495,571
Short-term borrowings	500,267	488,619
Long-term borrowings	351,691	471,466
Junior subordinated notes issued to capital trusts	158,748	158,824
Accrued expenses and other liabilities	108,451	136,459
Total liabilities	7,352,682	7,750,939
STOCKHOLDERS' EQUITY
Preferred stock, ($0.01 par value, authorized 1,000,000 shares at June 30,
2009 and December 31, 2008; series A, 5% cumulative perpetual, 196,000 shares issued and outstanding at June 30, 2009 and December 31, 2008,
$1,000.00 liquidation value)	193,242	193,025
Common stock, ($0.01 par value; authorized 50,000,000 shares at June 30,
2009 and December 31, 2008; issued 37,539,191 shares at June 30, 2009
and 37,542,968 at December 31, 2008)	375	375
Additional paid-in capital	447,770	445,692
Retained earnings	419,373	495,505
Accumulated other comprehensive income	8,824	16,910
Less: 790,698 and 2,612,143 shares of Treasury stock, at cost, at
June 30, 2009 and December 31, 2008	(22,795)	(85,312)
Controlling interest stockholders' equity	1,046,789	1,066,195
Noncontrolling interest	2,594	2,629
Total stockholders' equity	1,049,383	1,068,824
Total liabilities and stockholders' equity	$ 8,402,065	$ 8,819,763

See accompanying Notes to Consolidated Financial Statements

10Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except common share data) (Unaudited)
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Interest income:
Loans	$ 82,941	$ 87,458	$ 164,435	$ 181,335
Investment securities:
Taxable	6,978	10,001	17,294	19,972
Nontaxable	3,796	3,828	7,671	7,581
Federal funds sold	-	14	-	109
Other interest bearing accounts	149	89	279	195
Total interest income	93,864	101,390	189,679	209,192
Interest expense:
Deposits	28,977	34,309	62,556	75,158
Short-term borrowings	1,256	5,351	2,802	13,218
Long-term borrowings and junior subordinated notes	4,242	5,657	8,904	11,280
Total interest expense	34,475	45,317	74,262	99,656
Net interest income	59,389	56,073	115,417	109,536
Provision for loan losses	27,100	12,200	116,800	34,740
Net interest income (loss) after provision for loan losses	32,289	43,873	(1,383)	74,796
Other income:
Loan service fees	1,782	2,475	3,625	4,945
Deposit service fees	6,978	6,889	13,377	13,419
Lease financing, net	4,473	3,969	8,792	7,836
Brokerage fee income	1,252	1,187	2,330	2,172
Asset management and trust fees	3,262	3,589	6,077	5,809
Net gain on sale of investment securities available for sale	4,093	1	13,787	1,106
Increase in cash surrender value of life insurance	670	1,128	1,126	2,734
Net gain (loss) on sale of other assets	(38)	50	(37)	(256)
Merchant card processing income	4,152	4,644	8,431	9,174
Other operating income	2,458	1,635	4,258	3,165
Total other income	29,082	25,567	61,766	50,104
Other expense:
Salaries and employee benefits	29,322	29,163	56,338	55,973
Occupancy and equipment expense	7,170	6,967	14,870	14,492
Computer services expense	2,013	1,843	4,300	3,580
Advertising and marketing expense	892	1,448	2,206	2,738
Professional and legal expense	1,120	803	2,089	1,109
Brokerage fee expense	575	470	968	889
Telecommunication expense	747	774	1,498	1,536
Other intangibles amortization expense	997	913	1,875	1,728
Merchant card processing expense	3,803	4,256	7,693	8,361
FDIC insurance premiums	6,789	235	9,457	397
Other operating expenses	5,038	5,254	10,232	9,547
Total other expense	58,466	52,126	111,526	100,350
Income (loss) before income taxes	2,905	17,314	(51,143)	24,550
Income tax benefit	(1,410)	(4,693)	(27,353)	(3,281)
Net income (loss)	$ 4,315	$ 22,007	$ (23,790)	$ 27,831
Preferred stock dividends and discount accretion	2,587	-	5,118	-
Net income (loss) available to common shareholders	$ 1,728	$ 22,007	$ (28,908)	$ 27,831

Basic earnings (loss) per common share	$ 0.05	$ 0.63	$ (0.81)	$ 0.80
Diluted earnings (loss) per common share	$ 0.05	$ 0.63	$ (0.81)	$ 0.79
Weighted average common shares outstanding	35,726,879	34,692,571	35,316,289	34,656,503
Diluted weighted average common shares outstanding	35,876,483	35,047,596	35,471,981	35,043,849

See Accompanying Notes to Consolidated Financial Statements.

10Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)
	Six months ended
	June 30,	June 30,
	2009	2008
Cash Flows From Operating Activities:
Net (loss) income	$ (23,790)	$ 27,831
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation on premises and equipment	5,906	5,780
Depreciation on leased equipment	18,129	14,575
Compensation expense for restricted stock awards	989	1,075
Compensation expense for stock option grants	1,408	1,196
Loss on sales of premises and equipment and leased equipment	243	95
Amortization of other intangibles	1,875	1,728
Provision for loan losses	116,800	34,740
Deferred income tax benefit	(22,260)	(15,054)
Amortization of premiums and discounts on investment securities, net	3,956	1,475
Accretion of premiums and discounts on loans, net	(769)	(1,043)
Net gain on sale of investment securities available for sale	(13,787)	(1,106)
Proceeds from sale of loans held for sale	76,119	30,630
Origination of loans held for sale	(75,372)	(30,286)
Net gains on sale of loans held for sale	(747)	(344)
Increase in cash surrender value of life insurance	(1,088)	(2,734)
Net increase in other assets	(45,280)	(7,480)
Decrease in other liabilities, net	(2,077)	(15,734)
Net cash provided by operating activities	40,255	45,344
Cash Flows From Investing Activities:
Proceeds from sales of investment securities	391,775	9,579
Proceeds from maturities and calls of investment securities	159,688	144,644
Purchase of investment securities	(87,720)	(305,859)
Net increase in loans	(178,133)	(401,610)
Purchases of premises and equipment	(4,090)	(7,462)
Purchases of leased equipment	(10,772)	(30,997)
Proceeds from sales of premises and equipment	492	42
Proceeds from sales of leased equipment	2,967	1,299
Principal paid on lease investments	(66)	(496)
Cash paid, net of cash and cash equivalents in acquisitions	-	(9,333)
Net cash proceeds received in FDIC assisted acquisition	36,604	-
Net cash provided by (used in) investing activities	310,745	(600,193)
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(478,582)	523,890
Net increase (decrease) in short-term borrowings	11,648	(213,549)
Proceeds from long-term borrowings	3,738	278,743
Principal paid on long-term borrowings	(123,513)	(3,982)
Treasury stock transactions, net	19,381	(48)
Stock options exercised	278	2,473
Excess tax benefits from share-based payment arrangements	28	961
Dividends paid on preferred stock	(4,356)	-
Dividends paid on common stock	(4,564)	(12,497)
Net cash (used in)provided by financing activities	(575,942)	575,991

Net (decrease) increase in cash and cash equivalents	$ (224,942)	$ 21,142
Cash and cash equivalents:
Beginning of period	341,658	150,341
End of period	$ 116,716	$ 171,483

(continued)

10Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in Thousands)
	Six Months Ended
	June 30,	June 30,
	2009	2008

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$ 80,918	$ 101,911
Income taxes refunds (paid), net	11,942	(10,453)

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$ 16,740	$ 1,141
Loans transferred to repossessed vehicles	747	713
Loans transferred to loans held for sale	22,414	-

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$ 18,362	$ -
Loans, net	159,229	-
Other intangibles, net	2,095	-
Other assets	921	-
Total noncash assets acquired	$ 180,607	$ -

Liabilities assumed:
Deposits	$ 216,537	$ -
Accrued expenses and other liabilities	674	-
Total liabilities assumed	$ 217,211	$ -
Net noncash assets acquired	$ (36,604)	$ -

Cash and cash equivalents acquired	$ 36,604	$ -

See Accompanying Notes to Consolidated Financial Statements.

10Q Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through July 30, 2009, the date the financial statements were issued.

NOTE 2.     ACQUISITION

On February 27, 2009, MB Financial Bank acquired all deposits and approximately $159.2 million in loans, net of a $14.5 million discount, of Glenwood-based Heritage Community Bank in a loss-share transaction facilitated by the Federal Deposit Insurance Corporation (“FDIC”).  MB Financial Bank will share in the losses on assets covered under the agreement (referred to as “covered assets”).  On losses up to $51.8 million, the FDIC has agreed to reimburse MB Financial Bank for 80 percent of losses.  On losses exceeding $51.8 million, the FDIC has agreed to reimburse MB Financial Bank for 95 percent of losses.  The loss sharing agreement requires that MB Financial Bank follow certain servicing procedures as specified in the agreement or risk losing FDIC reimbursement of covered loan losses.  The Company accounts for its loss sharing agreement with the FDIC as an indemnification asset.  The transaction did not generate any goodwill.

Purchased loans acquired in a business combination, including loans purchased in the Heritage Community Bank acquisition, are recorded at estimated fair value on their purchase date and prohibit the carryover of the related allowance for loan losses. Purchased loans are accounted for under American Institute of Certified Public Accountants (AICPA) Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due and non-accrual status.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjust accretable yield which will have a positive impact on interest income.

10Q Index

NOTE 3.     COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes net income (loss), as well as the change in net unrealized gain (loss) on investment securities available for sale arising during the periods, net of tax.

The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net income (loss)	$ 4,315	$ 22,007	$ (23,790)	$ 27,831

Unrealized holding gains (losses) on investment securities, net of tax	29	(11,995)	876	(3,363)
Reclassification adjustments for gains included in net income (loss), net of tax	(2,661)	(1)	(8,962)	(719)
Other comprehensive loss, net of tax	(2,632)	(11,996)	(8,086)	(4,082)

Comprehensive income (loss)	$ 1,683	$ 10,011	$ (31,876)	$ 23,749

NOTE 4.     EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is computed using the two-class method prescribed by SFAS 128, “Earnings Per Share.”  Basic earnings (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units have been issued.  Non-vested restricted stock awards and restricted stock units are considered participating securities to the extent holders of these securities receive non-forfeitable dividends at the same rate as holders of the Company’s common stock.  Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Due to the net loss for the six months ended June 30, 2009, all of the dilutive stock based awards are considered anti-dilutive and not included in the computation of diluted earnings (loss) per share.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Distributed earnings allocated to common stock	$ 355	$ 6,241	$ 4,537	$ 12,440
Undistributed earnings (loss) allocated to common stock	1,362	15,649	(33,261)	15,262
Net earnings (loss) allocated to common stock	1,717	21,890	(28,724)	27,702
Net earnings (loss) allocated to participating securities	11	117	(184)	129
Net income (loss) allocated to common stock and participating securities	$ 1,728	$ 22,007	$ (28,908)	$ 27,831

Weighted average shares outstanding for basic earnings per common share	35,726,879	34,692,571	35,316,289	34,656,503
Dilutive effect of stock compensation	149,604	355,025	155,692	387,346
Weighted average shares outstanding for diluted earnings per common share	35,876,483	35,047,596	35,471,981	35,043,849

Basic earnings (loss) per common share	$ 0.05	$ 0.63	$ (0.81)	$ 0.80
Diluted earnings (loss) per common share	$ 0.05	$ 0.63	$ (0.81)	$ 0.79

The adoption of FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” did not result in any changes to previously reported earnings per common share.

10Q Index

NOTE 5.     LOANS

Information about non-homogenous impaired loans, excluding covered assets and loans held for sale, as of June 30, 2009 and December 31, 2008 is as follows (in thousands):

	June 30,	December 31,
	2009	2008

Impaired loans for which there were specific related allowance for loan losses	$ 213,925	$ 143,423
Other impaired loans	-	-
Total impaired loans (1)	$ 213,925	$ 143,423

Related allowance for loan losses	$ 77,186	$ 52,112

(1)	Purchased credit impaired loans (see Note 2) are not reported as impaired loans as long as they continue to perform at least as well as expected on the acquisition date.

A reconciliation of the activity in the allowance for loan losses follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Balance at the beginning of period	$ 179,273	$ 78,764	$ 144,001	$ 65,103
Provision for loan losses	27,100	12,200	116,800	34,740
Charge-offs:
Commercial loans	(6,636)	(1,342)	(17,184)	(5,508)
Commercial loans collateralized by assignment
of lease payments (lease loans)	(1,385)	(154)	(4,805)	(336)
Commercial real estate loans	(817)	(1,854)	(25,006)	(5,504)
Construction real estate	(14,743)	(4,551)	(29,440)	(5,687)
Residential real estate	(358)	(92)	(536)	(118)
Indirect vehicle	(759)	(366)	(1,824)	(995)
Home equity	(953)	(488)	(1,557)	(670)
Consumer loans	(132)	(144)	(287)	(259)
Total charge-offs	(25,783)	(8,991)	(80,639)	(19,077)
Recoveries:
Commercial loans	45	214	76	405
Commercial loans collateralized by assignment
of lease payments (lease loans)	-	-	-	-
Commercial real estate loans	5	6	23	9
Construction real estate	511	161	761	912
Residential real estate	28	5	31	11
Indirect vehicle	151	163	262	357
Home equity	20	15	31	67
Consumer loans	6	7	11	17
Total recoveries	766	571	1,195	1,778

Net charge-offs, excluding covered assets	(25,017)	(8,420)	(79,444)	(17,299)
Net charge-offs on covered assets	-	-	(1)	-
Total net charge-offs	(25,017)	(8,420)	(79,445)	(17,299)

Balance	$ 181,356	$ 82,544	$ 181,356	$ 82,544

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Second Quarter Results” and “ – Year-to-Date Results” in Item II below for further analysis of our provision for loans losses and charge-offs.

10Q Index

AICPA Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  In our acquisition of Heritage Community Bank, on the acquisition date, the preliminary fair value of SOP 03-3 loans was determined based on assigned risk ratings, expected cash flows and the fair value of the collateral.  The fair value of non SOP 03-3 loans was determined based on preliminary estimates of default probabilities.  Due to the loss sharing agreement with the FDIC for the Heritage Community Bank acquisition, the Bank recorded a receivable from the FDIC equal to the corresponding reimbursement percentages on the estimated losses embedded in the fair values of the loans.  The carrying amount of covered assets at June 30, 2009, consisted of loans accounted for in accordance with SOP 03-3, loans not subject to SOP 03-3 (“Non SOP 03-3 loans”) and other assets as shown in the following table:

	SOP 03-3 Loans	Non SOP 03-3 Loans	Other	Total
Commercial related loans	$ 44,031	$ 21,578	$ -	$ 65,609
Other loans	2,598	28,422	-	31,020
Foreclosed real estate	-	-	1,891	1,891
Estimated loss reimbursement from the FDIC	-	-	43,162	43,162
Total covered assets	$ 46,629	$ 50,000	$ 45,053	$ 141,682

On the acquisition date, the preliminary estimate of the contractually required payments receivable for all SOP 03-3 loans acquired in the Heritage Community Bank acquisition were $93.2 million, the cash flows expected to be collected were $46.2 million including interest, and the estimated fair value of the loans were $46.0 million.  These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.  At June 30, 2009, a majority of these loans were valued based on the liquidation value of the underlying collateral.  Interest income, through accretion of the difference between the carrying amount of the SOP 03-3 loans and the expected cash flows, is expected to be recognized on the remaining loans.  There was no allowance for credit losses related to these SOP 03-3 loans at June 30, 2009.  Certain amounts related to the SOP 03-3 loans and related indemnification amounts are preliminary estimates.  During the second quarter of 2009, the Company adjusted its initial estimate of the fair value of the loans acquired and the FDIC indemnification asset.  These adjustments did not result in any changes to net income or stockholders’ equity. The Company expects to finalize its analysis of these assets within twelve months of the acquisition date and, therefore, adjustments to the estimated amounts may occur.

NOTE 6.     GOODWILL AND INTANGIBLES

The excess of the cost of an acquisition over the fair value of the net assets acquired consists of goodwill, and core deposit and client relationship intangibles.  Under the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is subject to at least annual assessments for impairment by applying a fair value based test.  The Company reviews goodwill and other intangible assets to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired, by comparing the carrying value of the asset with the anticipated future cash flows.

The Company’s stock price has historically traded above its book value.  However, as of June 30, 2009, our market capitalization was less than our stockholders’ common equity.  Should this situation continue to exist for an extended period of time, the Company will consider this and other factors, including the Company’s anticipated future cash flows, to determine whether goodwill is impaired.  No assurance can be given that the Company will not record an impairment loss on goodwill in the future.  In the event the Company’s stock price continues to trade below its book value during the third quarter of 2009, the Company may determine that an interim assessment should be prepared and the Company would perform an evaluation of the carrying value of goodwill, as of that date.

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the six months ended June 30, 2009 or 2008.  Goodwill is tested for impairment at the reporting unit level.  A reporting unit is a majority owned subsidiary of the Company for which discrete financial information is available and regularly reviewed by management.  MB Financial Bank is currently the Company’s only applicable reporting unit for purposes of testing goodwill impairment.

10Q Index

The following table presents the changes in the carrying amount of goodwill during the six months ended June 30, 2009 and the year ended December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
Balance at the beginning of the period	$ 387,069	$ 379,047
Goodwill from business combinations	-	8,022
Balance at the end of period	$ 387,069	$ 387,069

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had, as of June 30, 2009, a remaining weighted average amortization period of approximately five years.  The following table presents the changes during the six months ended June 30, 2009 in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of June 30, 2009 (in thousands):

June 30,
2009
Balance at beginning of period	$ 25,776
Amortization expense	(1,875)
Other intangibles from business combinations (1)	2,095
Balance at end of period	$ 25,996

Gross carrying amount	$ 53,567
Accumulated amortization	(27,571)
Net book value	$ 25,996

(1)
On February 27, 2009, the Company acquired all of the deposits and approximately $159.2 million in loans, of Glenwood-based Heritage Community Bank.  This transaction generated $2.1 million of core deposit intangibles.  See Note 2 for additional information.

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2009	$ 1,937
2010	3,621
2011	3,248
2012	2,982
2013	2,804
Thereafter	11,404
$ 25,996

NOTE 7.     RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued FASB Accounting Standards Update 2009-01, Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168).  FASB Accounting Standards Update 2009-01 amends the Codification for the issuance of Statement 168.  See discussion of SFAS 168 below.

The FASB issued FASB Accounting Standards Update 2009-02, Omnibus Update-Amendments to Various Topics for Technical Corrections.  FASB Accounting Standards Update 2009-02 makes a number of technical corrections to various topics in the Codification.

10Q Index

The FASB has issued FASB Statement No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168).  SFAS 168 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.

When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  Management is currently evaluating the provisions of SFAS 168 and its potential effect on its financial statements.

The FASB issued the following two standards which change the way entities account for securitizations and special-purpose entities:

•	FASB Statement No. 166, Accounting for Transfers of Financial Assets (SFAS 166);

•	FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167).

SFAS 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

SFAS 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.

The new standards will require a number of new disclosures. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.

SFAS 166 and SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Early application is not permitted.  Management is currently evaluating the provisions of SFAS 166 and SFAS 167 and their potential effect on its financial statements.

The FASB has issued FASB Statement No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 provides:

•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

10Q Index

SFAS 165 became effective for the Company on June 30, 2009 and did not have a significant impact on the Company’s financial statements.

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

FSP 157-4 must be applied prospectively and retrospective application is not permitted.  FSP 157-4 became effective on June 30, 2009, and did not have a significant impact on the Company’s financial statements.

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

FSP 115-2 and 124-2 became effective on June 30, 2009, and did not have a significant impact on the Company’s financial statements.

10Q Index

The FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1). This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.  FSP 107-1 and APB 28-1 became effective on June 30, 2009.  The new interim disclosures required by FSP 107-1 and APB 28-1 are included in Note 15 – Fair Values of Financial Instruments.

NOTE 8.     STOCK-BASED COMPENSATION

FASB Statement 123R requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Total cost of share-based payment plans during the year	$ 1,148	$ 1,256	$ 2,397	$ 2,271

Amount of related income tax benefit recognized in income	$ 440	$ 420	$ 917	$ 767

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In April 2007, the Omnibus Plan was modified to add 2,250,000 authorized shares for a total of 6,000,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  As of June 30, 2009, there were 1,189,097 shares available for grant.  Grants under the Omnibus Plan can be in the form of options intended to be incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash awards.

Annual equity-based incentive awards are typically granted to officers and employees during the second or third quarter.  Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant; those option awards generally vest based on four years of continuous service and have 10-year contractual terms.  Options may also be granted at other times throughout the year in connection with the recruitment of new officers and employees.  Restricted shares granted to officers and employees typically vest over a two to three year period.  Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five-year term which are fully vested on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted stock, which vests one year after the grant date.

10Q Index

The following table provides information about options outstanding for the six months ended June 30, 2009:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(In Thousands)

Options outstanding as of December 31, 2008	3,241,278	$ 29.44
Granted	25,229	$ 11.75
Exercised	(35,028)	$ 9.66
Expired or cancelled	(20,888)	$ 30.09
Forfeited	(24,126)	$ 32.96
Options outstanding as of June 30, 2009	3,186,465	$ 29.49	6.01	$ 113

Options exercisable as of June 30, 2009	1,368,471	$ 26.92	3.25	$ 113

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

The following assumptions were used for options granted during the six month period ended June 30, 2009:

June 30,
2009
Expected volatility	38.06%
Risk free interest rate	2.08%
Dividend yield	2.54%
Expected life	4 years

Weighted average fair value per option of options granted during the period	$ 3.05

The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $82 thousand and $1.6 million, respectively.

The following is a summary of changes in nonvested shares of restricted stock and nonvested restricted stock units for the six months ended June 30, 2009:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Shares Outstanding at December 31, 2008	222,233	$ 29.29
Granted	13,359	10.27
Vested	(11,547)	32.13
Cancelled	(3,777)	28.98
Shares Outstanding at June 30, 2009	220,268	$ 27.99

As of June 30, 2009, there was $7.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.

10Q Index

NOTE 9.  DEPOSITS

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At June 30,		At December 31,
	2009		2008
	Amount	Percent	Amount	Percent

Demand deposits, noninterest bearing	$ 1,152,274	18.49%	$ 960,117	14.78%
NOW and money market accounts	1,531,149	24.56%	1,465,436	22.56%
Savings deposits	447,670	7.18%	367,684	5.66%
Certificates of deposit	2,383,717	38.24%	2,604,565	40.10%
Public funds deposit	107,752	1.73%	232,994	3.59%
Brokered deposit accounts	610,963	9.80%	864,775	13.31%
Total	$ 6,233,525	100.00%	$ 6,495,571	100.00%

Deposits decreased $262.0 million from December 31, 2008 to June 30, 2009, primarily due to a $253.8 million decrease in brokered deposits and a $220.8 million decrease in certificates of deposit.  During the six months ended June 30, 2009, we focused our time deposit retention efforts on those customers that have multiple relationships with us and were less rate sensitive.  These decreases were partially offset by a $192.2 million increase in noninterest bearing deposits.

NOTE 10.     SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30,		December 31,
	2009		2008
	Weighted		Weighted
	Average		Average
	Interest Rate	Amount	Interest Rate	Amount

Federal funds purchased	0.49%	$ 51,000	0.68%	$ 5,000
Federal Reserve Term Auction Funds	0.25%	100,000	0.42%	100,000
Assets under agreements to repurchase	0.54%	248,494	0.48%	282,832
Federal Home Loan Bank Advances	3.36%	100,773	2.46%	100,787
	1.00%	$ 500,267	0.88%	$ 488,619

The Company uses the Federal Reserve Term Auction Funds for short-term funding.  Each auction is for a fixed amount and the rate is determined by the auction process.  These borrowings are primarily collateralized by commercial and indirect vehicle loans with unpaid principal balances aggregating no less than 200% of the outstanding advances from the Federal Reserve Term Auction.

Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling assets to another party under a simultaneous agreement to repurchase the same assets at a specified price and date.  The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements.

10Q Index

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $100.8 million in fixed rate advances at June 30, 2009 and December 31, 2008.  At June 30, 2009, fixed rate advances had effective interest rates ranging from 3.35% to 4.88% and are subject to a prepayment fee.  At June 30, 2009, the advances had maturities ranging from November 2009 to January 2010.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank.  The Company had $450.5 million and $405.0 million, as of June 30, 2009 and December 31, 2008, respectively, of loans pledged as collateral for Federal Home Loan Bank advances.  Additionally, as of June 30, 2009 and December 31, 2008, the Company had $42.0 million and $181.0 million, respectively, of investment securities pledged as collateral for secured advances from the Federal Home Loan Bank.

NOTE 11.     LONG-TERM BORROWINGS

The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $237.3 million and $352.5 million at June 30, 2009 and December 31, 2008, respectively.  As of June 30, 2009, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.26% to 5.87%.  At June 30, 2009, the advances had maturities ranging from June 2011 to April 2035.

The Company had notes payable to banks totaling $23.7 million and $27.7 million at June 30, 2009 and December 31, 2008, respectively, which as of June 30, 2009, were accruing interest at rates ranging from 3.90% to 9.75%.  Lease investments includes equipment with an amortized cost of $30.2 million and $34.8 million at June 30, 2009 and December 31, 2008, respectively, that is pledged as collateral on these notes.

The Company had a $40 million ten year structured repurchase agreement which is non-putable until 2011 as of June 30, 2009.  The borrowing agreement floats at 3-month LIBOR less 37 basis points and reprices quarterly.  The counterparty to the repurchase agreement has a one-time put option in 2011.  If the option is not exercised, the repurchase agreement converts to a fixed rate borrowing at 4.75% for the remaining term, which would expire in 2016.

MB Financial Bank has a $50 million outstanding subordinated debt facility.  Interest is payable at a rate of 3 month LIBOR + 1.70%.  The debt matures on October 1, 2017.

NOTE 12.     JUNIOR SUBORDINATED NOTES ISSUED TO CAPITAL TRUSTS

The Company has established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrently with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The trust preferred securities are issues that qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.  FOBB Capital Trusts I and III were established by First Oak Brook Bancshares, Inc. (FOBB) prior to the Company’s acquisition of FOBB, and the junior subordinated notes issued by FOBB to FOBB Capital Trusts I and III were assumed by the Company upon completion of the acquisition.

10Q Index

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2009 (in thousands):

	Coal City	MB Financial	MB Financial (3)	MB Financial (4)
	Capital Trust I	Capital Trust II	Capital Trust III	Capital Trust IV
Junior Subordinated Notes:
Principal balance	$ 25,774	$ 36,083	$ 10,310	$ 20,619
Annual interest rate	3-mo LIBOR +1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	September 15, 2010	September 23, 2011	September 15, 2011

Trust Preferred Securities:
Face Value	$ 25,774	$ 35,000	$ 10,000	$ 20,000
Annual distribution rate	3-mo LIBOR +1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly
	MB Financial (4)	MB Financial	FOBB (2) (3)	FOBB (2)
	Capital Trust V	Capital Trust VI	Capital Trust I	Capital Trust III
Junior Subordinated Notes:
Principal balance	$ 30,928	$ 23,196	$ 6,186	$ 5,155
Annual interest rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	10.60%	3-mo LIBOR +2.80%
Stated maturity date	December 15, 2037	October 30, 2037	September 7, 2030	January 23, 2034
Call date	March 15, 2008	October 30, 2012	September 7, 2010	January 23, 2009

Trust Preferred Securities:
Face Value	$ 30,000	$ 22,500	$ 6,000	$ 5,000
Annual distribution rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	10.60%	3-mo LIBOR +2.80%
Issuance date	September 2007	October 2007	September 2000	December 2003
Distribution dates (1)	Quarterly	Quarterly	Semi-annual	Quarterly

(1)	All distributions are cumulative and paid in cash.
(2)	Amount does not include purchase accounting adjustments totaling a premium of $497 thousand associated with FOBB Capital Trust I and III.
(3)	Callable at a premium through 2020.
(4)	Callable at a premium through 2011.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption on a date no earlier than the call dates noted in the table above.  Prior to these respective redemption dates, the junior subordinated notes may be redeemed by the Company (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in a trust being treated as an investment company.  Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes.  The Company’s obligation under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust.  The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.  During any such deferral period the Company may not pay cash dividends on its common stock or preferred stock and generally may not repurchase its common stock or preferred stock.

NOTE 13.     DERIVATIVE FINANCIAL INSTRUMENTS

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

10Q Index

approach.  In periodically assessing retrospectively the effectiveness of a fair value hedge in having achieved offsetting changes in fair values under a dollar-offset approach, the Company uses a cumulative approach on individual fair value hedges.

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $11.8 million and $9.8 million, respectively, at June 30, 2009.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income and other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives, including foreign currency forward contracts, to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.  The notional amounts and fair values of open foreign currency forward contracts were not significant at June 30, 2009 and December 31, 2008.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount receivable for June 30, 2009 and December 31, 2008 were approximately $89 thousand and $596 thousand, respectively.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At June 30, 2009, the Company's credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of June 30, 2009 and December 31, 2008 (dollars in thousands):

		June 30, 2009					December 31, 2008
				Weighted Average
	Balance Sheet	Notional	Estimated	Years to	Receive	Pay	Notional	Estimated
	Location	Amount	Fair Value	Maturity	Rate	Rate	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	Other liabilities	$ 11,765	$ 602	3.6	2.44%	6.20%	$ 13,039	$ 1,022
Receive fixed/pay variable swaps (2)	Other assets	9,770	215	0.7	4.20%	0.48%	57,177	631

Non-hedging derivative instruments (3)
Pay fixed/receive variable swaps	Other liabilities	272,494	(14,341)	6.5	2.26%	5.99%	203,040	(24,169)
Pay variable/receive fixed swaps	Other assets	272,724	14,346	6.5	5.99%	2.26%	204,863	24,182
Total portfolio swaps		$ 566,753	$ 822	6.3	4.09%	4.10%	$ 478,119	$ 1,666

(1) Hedged fixed-rate commercial real estate loans
(2) Hedges fixed-rate callable brokered deposits
(3) These portfolio swaps are not designated as hedging instruments under SFAS No. 133.

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows (dollars in thousands):

Location of Gain or (Loss)
	Recognized in Income on	Three Months Ended		Six Months Ended
	Derivatives	June 30,		June 30,
		2009	2008	2009	2008

Interest rate swaps	Other income	$ 256	$ (2)	$ 303	$ -

10Q Index

Amounts included in the consolidated statements of income related to non-hedging derivative instruments were as follows (dollars in thousands):

Location of Gain or (Loss)
	Recognized in Income on	Three Months Ended		Six Months Ended
	Derivatives	June 30,		June 30,
		2009	2008	2009	2008

Interest rate swaps	Other income	$ 1	$ (20)	$ (7)	$ 77

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

At June 30, 2009 and December 31, 2008, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contract Amount
	June 30,	December 31,
	2009	2008
Commitments to extend credit:
Home equity lines	$ 343,353	$ 376,854
Other commitments	1,166,727	1,261,276

Letter of credit:
Standby	113,686	119,504
Commercial	48,763	55,269

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer's needs.  As of June 30, 2009, the maximum remaining term for any standby letter of credit was December 31, 2014.  A fee of at least two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

Of the $162.4 million in letter of credit commitments outstanding at June 30, 2009, approximately $59.2 million of the letters of credit have been issued or renewed since December 31, 2008.

10Q Index

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

As of June 30, 2009, the Company had approximately $800 thousand in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

NOTE 15.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

10Q Index

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at June 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets
Securities available for sale	$ 884,720	$ 29,253	$ 853,837	$ 1,630
Assets held in trust for deferred compensation	5,302	5,302	-	-
Derivative financial instruments	14,561	-	14,561	-
Financial liabilities
Other liabilities (1)	5,302	5,302	-	-
Derivative financial instruments	13,739	-	13,739	-

(1) Liabilities associated with assets held in trust for deferred compensation

10Q Index

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

Year Ended
(in thousands)	June 30, 2009

Balance beginning of period	$ 1,630
Transfer into Level 3	-
Net unrealized losses	-
Impairment charges	-
$ 1,630

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan,” (SFAS 114).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired loans, the Company obtains a current external appraisal.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than 6 months old, the Company often further discounts market prices by 20%-30% and in some cases, up to an additional 50%.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

Other Real Estate and Repossessed Vehicles Owned (Foreclosed Assets).  Foreclosed assets, upon initial recognition, are measured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset. The fair value of foreclosed assets, upon initial recognition, are estimated using Level 3 inputs based on customized discounting criteria.  Other than foreclosed assets measured at fair value upon initial recognition, no foreclosed assets were re-measured at fair value during the six months ended June 30, 2009.

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

10Q Index

Assets measured at fair value on a nonrecurring basis are included in the table below (in thousands):

Fair Value Measurements at June 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets
Loans held for sale	$ 4,008	$ -	$ 4,008	$ -
Impaired loans	$ 136,739	$ -	$ -	$ 136,739
Foreclosed assets	$ 17,314	$ -	$ -	$ 17,314

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

The following methods and assumptions were used by the Company in estimating the fair values of its other financial instruments:

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

10Q Index

The estimated fair values of financial instruments are as follows (in thousands):

	June 30,		December 31,
	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$ 103,276	$ 103,276	$ 79,824	$ 79,824
Interest bearing deposits with banks	13,440	13,484	261,834	261,880
Investment securities available for sale	884,720	884,720	1,336,130	1,336,130
Non-marketable securities - FHLB and FRB stock	66,994	66,994	64,246	64,246
Loans, net	6,160,204	6,038,878	6,084,562	6,185,940
Covered assets	141,682	141,199	-	-
Accrued interest receivable	31,340	31,340	34,096	34,096
Derivative financial instruments	14,561	14,561	25,835	25,835

Financial Liabilities:
Non-interest bearing deposits	$ 1,152,274	$ 1,152,274	$ 960,117	$ 960,117
Interest bearing deposits	5,081,251	5,028,953	5,535,454	5,561,809
Short-term borrowings	500,267	489,224	488,619	476,899
Long-term borrowings	351,691	343,680	471,466	484,454
Junior subordinated notes issued to capital trusts	158,748	82,731	158,824	94,936
Accrued interest payable	14,632	14,632	21,289	21,289
Derivative financial instruments	13,379	13,379	24,169	24,169

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$ -	$ 1,884	$ -	$ 3,455

NOTE 16.  PREFERRED STOCK

The Series A Preferred Stock was issued as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program of the United States Department of the Treasury (“Treasury”).  The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Concurrent with issuing the Series A Preferred Stock, the Company issued to the Treasury a ten year warrant to purchase 1,012,048 shares of the Company’s Common Stock at an exercise price of $29.05 per share.

The enactment of the American Recovery and Reinvestment Act of 2009 on February 17, 2009 permits the Company to redeem the Series A Preferred Stock at any time by repaying the Treasury, without penalty and without the requirement to raise new capital, subject to the Treasury’s consultation with the Company’s appropriate regulatory agency.  Additionally, upon redemption of the Series A preferred stock, the Warrant may be repurchased from the Treasury at its fair market value as agreed-upon by the Company and the Treasury.

NOTE 17.  TREASURY STOCK

The Company established a Dividend Reinvestment and Stock Purchase Plan (“the Plan”) during the first six months of 2009.  Through June 30, 2009, the Company issued 1.8 million treasury shares and increased capital for the Company by $19.5 million through the Plan.

10Q Index

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

Overview

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses.  The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  Additionally, our net income is affected by other income and other expenses.  The provision for loan losses reflects the amount that we believe is adequate to cover potential credit losses in our loan portfolio.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, brokerage fees, asset management and trust fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net gains (losses) on sale of other assets, merchant card processing fees and other operating income.  Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, merchant card processing expense, FDIC insurance premiums, and other operating expenses.

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

The Company had net income available to common shareholders of $1.7 million for the second quarter of 2009, compared to net income available to common shareholders of $22.0 million for the second quarter of 2008.  The decrease in earnings was primarily due to a $14.9 million increase in provision for loan losses and a $6.5 million increase in FDIC insurance premiums.  Our 2009 second quarter results generated an annualized return on average assets of 0.20% and an annualized return on average common equity of 0.81%, compared to 1.08% and 10.11%, respectively, for the same period in 2008.  Fully diluted earnings per common share for the second quarter of 2009 were $0.05 compared to $0.63 per common share in the 2008 second quarter.

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

10Q Index

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At June 30, 2009, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $48.9 million.  See Note 1 and Note 7 of the notes to our December 31, 2008 audited consolidated financial statements for additional information.

Income Tax Accounting.  In June 2006, the FASB issued FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48).  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  FIN 48 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of June 30, 2009, the Company had $8.2 million of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in FIN 48 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of June 30, 2009, the Company had $1.1 million of accrued interest related to tax reserves.  The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

Goodwill.  The excess of the cost of an acquisition over the fair value of the net assets acquired consists of goodwill, and core deposit and client relationship intangibles.  See Note 6 to the Consolidated Financial Statements for further information regarding core deposit and client relationship intangibles.  Under the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is subject to at least annual assessments for impairment by applying a fair value based test.  The Company reviews goodwill and other intangible assets to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired, by comparing the carrying value of the asset with the anticipated future cash flows.

The Company’s stock price has historically traded above its book value.  However, as of June 30, 2009, our market capitalization was less than our stockholders’ common equity.  Should this situation continue to exist for an extended period of time, the Company will consider this and other factors, including the Company’s anticipated future cash flows, to determine whether goodwill is impaired.  No assurance can be given that the Company will not record an impairment loss on goodwill in the future.  In the event the Company’s stock price continues to trade below its book value during the third quarter of 2009, the Company may determine that an interim assessment should be prepared and the Company would perform an evaluation of the carrying value of goodwill, as of that date.

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the six months ended June 30, 2009 or 2008.  Goodwill is tested for impairment at the reporting unit level.  A reporting unit is a majority owned subsidiary of the Company for which discrete financial information is available and regularly reviewed by management.  MB Financial Bank is currently the Company’s only applicable reporting unit for purposes of testing goodwill impairment.

10Q Index

Results of Operations

Second Quarter Results

The Company had net income available to common shareholders of $1.7 million for the second quarter of 2009, compared to net income available to common shareholders of $22.0 million for the second quarter of 2008.  The results for the second quarter of 2009 generated an annualized return on average assets of 0.20% and an annualized return on average common equity of 0.81%, compared to 1.08% and 10.11%, respectively, for the same period in 2008.

Net interest income was $59.4 million for the three months ended June 30, 2009, an increase of $3.3 million, or 5.9% from $56.1 million for the comparable period in 2008.  See "Net Interest Margin" section below for further analysis.

Provision for loan losses was $27.1 million in the second quarter of 2009 as compared to $12.2 million in second quarter of 2008.  Net charge-offs were $25.0 million in the quarter ended June 30, 2009 compared to $8.4 million in the quarter ended June 30, 2008.   The increase in our provision for loan losses was primarily due to the increases in non-performing loans and net charge-offs, and the migration of performing loans from lower risk ratings to higher risk ratings during the second quarter of 2009.  The migration of performing loans to higher risk ratings was primarily due to worsening macroeconomic factors, declines in the values of collateral and deteriorating business environment during 2009.  Also factoring into our provision was our loan growth over the past twelve months.

10Q Index

Additionally, the underlying value of collateral on impaired loans deteriorated during the fourth quarter of 2008 and the first six months of 2009.  Overall, the business environment has been adverse for many households and businesses in the United States, including those in the Chicago metropolitan area.  The business environment began to significantly deteriorate beginning in the third quarter of 2008 as a result of significant job losses and housing foreclosures.  Single family homes, condominiums, retail property, manufacturing property, and vacant land all experienced a significant decrease in demand due to the worsening economic environment during the past several quarters.  As a result, significant declines in the values of single family homes and other properties occurred and required higher reserves on impaired loans, potential problem loans and increased reserves based on the macroeconomic environment.

See “Asset Quality” below for further analysis of the allowance for loan losses.

Other Income (in thousands):

	Three Months Ended
	June 30,	June 30,	Increase/	Percentage
	2009	2008	(Decrease)	Change
Other income:
Loan service fees	$ 1,782	$ 2,475	$ (693)	(28%)
Deposit service fees	6,978	6,889	89	1%
Lease financing, net	4,473	3,969	504	13%
Brokerage fees	1,252	1,187	65	5%
Trust and asset management fees	3,262	3,589	(327)	(9%)
Net gain on sale of investment securities	4,093	1	4,092	N/M
Increase in cash surrender value of life insurance	670	1,128	(458)	(41%)
Net gain (loss) on sale of other assets	(38)	50	(88)	(176%)
Merchant card processing	4,152	4,644	(492)	(11%)
Other operating income	2,458	1,635	823	50%
Total other income	$ 29,082	$ 25,567	$ 3,515	14%

Other income increased for the second quarter of 2009 compared to the second quarter of 2008, primarily due to an increase in gain on sale of investment securities.  Loan service fees decreased, primarily due to a decrease in letter of credit and prepayment fees.  Net lease financing increased, primarily due to higher residual realizations during the second quarter of 2009 compared to the second quarter of 2008.  The decrease in cash surrender value of life insurance was primarily due to a decrease in overall interest rates from the second quarter of 2008 to the second quarter of 2009.  Merchant card processing income decreased primarily due to a decrease in transactions processed during the quarter ended June 30, 2009 compared to the same period in 2008.  The majority of the decrease in merchant card processing income was offset by a reduction in merchant card processing expense.  Other operating income increased primarily due to an increase in market value of assets held in trust for deferred compensation during the second quarter of 2009 compared to the second quarter of 2008.

10Q Index

Other Expense (in thousands):

	Three Months Ended
	June 30,	June 30,	Increase /	Percentage
	2009	2008	(Decrease)	Change

Other expense:
Salaries and employee benefits	$ 29,322	$ 29,163	$ 159	1%
Occupancy and equipment expense	7,170	6,967	203	3%
Computer services expense	2,013	1,843	170	9%
Advertising and marketing expense	892	1,448	(556)	(38%)
Professional and legal expense	1,120	803	317	39%
Brokerage fee expense	575	470	105	22%
Telecommunication expense	747	774	(27)	(3%)
Other intangibles amortization expense	997	913	84	9%
Merchant card processing	3,803	4,256	(453)	(11%)
FDIC insurance premiums	6,789	235	6,554	2,789%
Other operating expenses	5,038	5,254	(216)	(4%)
Total other expenses	$ 58,466	$ 52,126	$ 6,340	12%

Other expense increased primarily due to an increase in FDIC insurance premium expense, as general insurance assessment rates increased and the FDIC imposed a special premium on all insured depository institutions based on assets as of June 30, 2009.  The FDIC rule pursuant to which this special premium was assessed provides that up to two additional special premiums may be imposed on all depository institutions based on their assets as of September 30, 2009 and December 31, 2009.  Merchant card processing expense decreased primarily due to a decrease in transactions processed during the quarter ended June 30, 2009 compared to the same period in 2008.

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

The Company had an income tax benefit of $1.4 million for the three months ended June 30, 2009 compared to an income tax benefit of $4.7 million for the same period in 2008.  The decrease in income tax benefit was primarily due to a $7.3 million adjustment in the second quarter of 2008 due to the removal of valuation allowances on state net operating loss carryforwards and an adjustment of state tax contingency reserves.  During the second quarter of 2008, the Company determined that based on legislation passed by the state of Illinois, that it was more likely than not that deferred tax assets would be realized in future years and the valuation reserve was removed.

Year-To-Date Results

The Company had a net loss available to common shareholders of $28.9 million for the first six months of 2009, compared to net income available to common shareholders of $27.8 million for the first six months of 2008.  The results for the first six months of 2009 generated an annualized return on average assets of (0.55%) and an annualized return on average common equity of (6.70%), compared to 0.70% and 6.38%, respectively, for the same period in 2008.

Net interest income was $115.4 million for the six months ended June 30, 2009, an increase of $5.9 million, or 5.4% from $109.5 million for the comparable period in 2008.  See "Net Interest Margin" section below for further analysis.

Provision for loan losses was $116.8 million in the first six months of 2009 as compared to $34.7 million in the first six months of 2008.  Net charge-offs were $79.4 million in the six months ended June 30, 2009 compared to $17.3 million in the six months ended June 30, 2008.   The increase in our provision for loan losses was primarily due to the increases in non-performing loans and net charge-offs, and the migration of performing loans from lower risk ratings to

10Q Index

higher risk ratings during the six months ended June 30, 2009.  The migration of performing loans to higher risk ratings was primarily due to worsening macroeconomic factors, declines in the values of collateral and deteriorating business environment during the six months ended June 30, 2009.  Also factoring into our provision was our loan growth over the past six months.

Additionally, the underlying value of collateral on impaired loans deteriorated during the fourth quarter of 2008 and the first six months of 2009.  Overall, the business environment has been adverse for many households and businesses in the United States, including those in the Chicago metropolitan area.  The business environment began to significantly deteriorate beginning in the third quarter of 2008 as a result of significant job losses and housing foreclosures.  Single family homes, condominiums, retail property, manufacturing property, and vacant land all experienced a significant decrease in demand due to the worsening economic environment during the past several quarters.  As a result, significant declines in the values of single family homes and other properties occurred and required higher reserves on impaired loans, potential problem loans and increased reserves based on the macroeconomic environment.

See “Asset Quality” below for further analysis of the allowance for loan losses.

Other Income (in thousands):

	Six Months Ended
	June 30,	June 30,	Increase/	Percentage
	2009	2008	(Decrease)	Change
Other income:
Loan service fees	$ 3,625	$ 4,945	$ (1,320)	(27%)
Deposit service fees	13,377	13,419	(42)	(0%)
Lease financing, net	8,792	7,836	956	12%
Brokerage fees	2,330	2,172	158	7%
Trust and asset management fees	6,077	5,809	268	5%
Net gain on sale of investment securities	13,787	1,106	12,681	1,147%
Increase in cash surrender value of life insurance	1,126	2,734	(1,608)	(59%)
Net loss on sale of other assets	(37)	(256)	219	(86%)
Merchant card processing	8,431	9,174	(743)	(8%)
Other operating income	4,258	3,165	1,093	35%
Total other income	$ 61,766	$ 50,104	$ 11,662	23%

Other income increased for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to the increase in gain on sale of investment securities.  Loan service fees decreased, primarily due to a decrease in letter of credit and prepayment fees.  Net lease financing increased, primarily due to higher residual realizations during the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The decrease in cash surrender value of life insurance was primarily due to a decrease in overall interest rates from the six months ended June 30, 2008 to the six months ended June 30, 2009, and a $436 thousand death benefit on a bank owned life insurance policy that we recognized during the six months ended June 30, 2008.  Merchant card processing income decreased primarily due to a decrease in transactions processed during the six months ended June 30, 2009 compared to the same period in 2008.  The majority of the decrease in merchant card processing income was offset by a reduction in merchant card processing expense.  Other operating income increased primarily due to an increase in gains recognized on the sale of loans and other real estate owned during the six months ended June 30, 2009.

10Q Index

Other Expense (in thousands):

	Six Months Ended
	June 30,	June 30,	Increase/	Percentage
	2009	2008	(Decrease)	Change
Other expense:
Salaries and employee benefits	$ 56,338	$ 55,973	$ 365	1%
Occupancy and equipment expense	14,870	14,492	378	3%
Computer services expense	4,300	3,580	720	20%
Advertising and marketing expense	2,206	2,738	(532)	(19%)
Professional and legal expense	2,089	1,109	980	88%
Brokerage fee expense	968	889	79	9%
Telecommunication expense	1,498	1,536	(38)	(2%)
Other intangibles amortization expense	1,875	1,728	147	9%
Merchant card processing	7,693	8,361	(668)	(8%)
FDIC insurance premiums	9,457	397	9,060	2,282%
Other operating expenses	10,232	9,547	685	7%
Total other expense	$ 111,526	$ 100,350	$ 11,176	11%

Other expense increased for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to an increase in FDIC insurance premiums expense.  This was due to our FDIC credits being fully utilized during the fourth quarter of 2008 combined with the FDIC increasing its assessment rate and imposing a special premium during the six months ended June 30, 2009 as discussed above.  Professional and legal expense increased primarily due to loan collection costs during the six months ended June 30, 2009.

The Company had an income tax benefit of $27.4 million for the first six months ended June 30, 2009 compared to income tax benefit of $3.3 million for the same period in 2008.  During the first six months ended June 30, 2009, our taxable income significantly decreased compared to the same period in 2008, primarily due to our results of operations during the six months ended June 30, 2009.  During the six months ended June 30, 2008, the Company determined that based on legislation passed by the state of Illinois relating to the Company’s tax strategy, that it was more likely than not that deferred tax assets would be realized in future years and the valuation reserve was removed.

10Q Index

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended June 30,
	2009			2008
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans, excluding covered assets (1) (2) (3)	$ 6,269,245	$ 79,889	5.11%	$ 5,861,356	$ 86,674	5.95%
Loans, excluding covered assets, exempt from federal income taxes (4)	79,166	1,290	6.45	65,880	1,206	7.24
Covered assets	155,902	2,214	5.70	-	-	-
Taxable investment securities	695,449	6,978	4.01	886,736	10,001	4.51
Investment securities exempt from federal income taxes (4)	405,748	5,840	5.69	409,389	5,889	5.69
Federal funds sold	-	-	-	2,912	14	1.90
Other interest bearing deposits	197,218	149	0.30	18,345	89	1.95
Total interest earning assets	7,802,728	$ 96,360	4.95	7,244,618	$ 103,873	5.77
Non-interest earning assets	899,129			933,310
Total assets	$ 8,701,857			$ 8,177,928

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 1,691,868	$ 3,841	0.91%	$ 1,226,903	$ 4,762	1.56%
Savings deposits	447,392	461	0.41	391,683	269	0.28
Time deposits	3,350,645	24,675	2.95	3,281,254	29,278	3.59
Short-term borrowings	480,033	1,256	1.05	824,670	5,351	2.61
Long-term borrowings and junior subordinated notes	514,810	4,242	3.26	587,940	5,657	3.81
Total interest bearing liabilities	6,484,748	$ 34,475	2.13	6,312,450	$ 45,317	2.89
Non-interest bearing deposits	1,074,567			905,201
Other non-interest bearing liabilities	95,592			84,641
Stockholders' equity	1,046,950			875,636
Total liabilities and stockholders' equity	$ 8,701,857			$ 8,177,928
Net interest income/interest rate spread (5)		$ 61,885	2.82%		$ 58,556	2.88%
Taxable equivalent adjustment		2,496			2,483
net interest income, as reported		$ 59,389			$ 56,073
Net interest margin (6)			3.05%			3.11%
Tax equivalent effect			0.13%			0.14%
Net interest margin on a fully tax equivalent basis (6)			3.18%			3.25%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $1.4 million and $1.5 million for the three months ended June 30, 2009 and 2008, respectively.
(3)	Loans held for sale are included in the average loan balance listed. Related interest income is included in loan interest income.
(4)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(5)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income was $59.4 million for the three months ended June 30, 2009, an increase of $3.3 million, or 5.9% from $56.1 million for the comparable period in 2008.  The growth in net interest income reflects a $558.1 million, or 7.7% increase in average interest earning assets which was partially offset by approximately 6 basis points of margin compression.  The increase in average interest earning assets was primarily due to organic growth.  The net interest margin, expressed on a fully tax equivalent basis, was 3.18% for the second quarter of 2009 and 3.25% for the second quarter of 2008.  Our non-performing loans negatively impacted the net interest margin during the second quarter of 2009 and the second quarter of 2008 by approximately 20 basis points, and 8 basis points, respectively.

10Q Index

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Six Months Ended June 30,
	2009			2008
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans, excluding covered assets (1) (2) (3)	$ 6,232,450	$ 159,892	5.17%	$ 5,760,844	$ 180,209	6.29%
Loans, excluding covered assets, exempt from federal income taxes (4)	79,812	2,617	6.52	46,596	1,732	7.35
Covered assets	105,577	2,842	5.43	-	-	-
Taxable investment securities	819,338	17,294	4.22	853,290	19,972	4.68
Investment securities exempt from federal income taxes (4)	408,981	11,802	5.74	405,298	11,663	5.69
Federal funds sold	-	-	-	9,066	109	2.38
Other interest bearing deposits	196,167	279	0.29	16,867	195	2.32
Total interest earning assets	7,842,325	$ 194,726	5.01	7,091,961	$ 213,880	6.06
Non-interest earning assets	904,491			929,412
Total assets	$ 8,746,816			$ 8,021,373

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 1,606,160	$7,789	0.98%	$ 1,230,934	$ 11,365	1.86%
Savings deposits	420,678	775	0.37	390,319	712	0.37
Time deposits	3,514,927	53,992	3.10	3,149,729	63,081	4.03
Short-term borrowings	506,308	2,802	1.12	882,208	13,218	3.01
Long-term borrowings and junior subordinated notes	525,440	8,904	3.37	524,497	11,280	4.25
Total interest bearing liabilities	6,573,513	$ 74,262	2.28	6,177,687	$ 99,656	3.24
Non-interest bearing deposits	1,017,683			872,294
Other non-interest bearing liabilities	93,419			94,046
Stockholders' equity	1,062,201			877,346
Total liabilities and stockholders' equity	$ 8,746,816			$ 8,021,373
Net interest income/interest rate spread (5)		$ 120,464	2.73%		$ 114,224	2.82%
Taxable equivalent adjustment		5,047			4,688
net interest income, as reported		$ 115,417			$ 109,536
Net interest margin (6)			2.97%			3.11%
Tax equivalent effect			0.13%			0.13%
Net interest margin on a fully tax equivalent basis (6)			3.10%			3.24%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $2.7 million and $3.5 million for the six months ended June 30, 2009 and 2008, respectively.
(3)	Loans held for sale are included in the average loan balance listed. Related interest income is included in loan interest income.
(4)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(5)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income was $115.4 million for the six months ended June 30, 2009, an increase of $5.9 million, or 5.4% from $109.5 million for the comparable period in 2008.  The growth in net interest income reflects a $750.4 million, or 10.6% increase in average interest earning assets which was partially offset by approximately 14 basis points of margin compression.  The increase in average interest earning assets was primarily due to organic growth.  The net interest margin, expressed on a fully tax equivalent basis, was 3.10% for the first six months of 2009 and 3.24% for the first six months of 2008.  Our non-performing loans negatively impacted the net interest margin during the first six months of 2009 and the first six months of 2008 by approximately 16 basis points, and 4 basis points, respectively.

10Q Index

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

	Three Months Ended			Six Months Ended
	June 30, 2009 Compared to June 30, 2008			June 30, 2009 Compared to June 30, 2008
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Earning Assets:
Loans, excluding covered assets	$ 5,723	$ (12,508)	$ (6,785)	$ 13,556	$ (33,873)	$ (20,317)
Loans, excluding covered assets, exempt from federal income taxes (1)	226	(142)	84	1,104	(219)	885
Covered assets	2,214	-	2,214	2,842	-	2,842
Taxable investments securities	(2,000)	(1,023)	(3,023)	(787)	(1,891)	(2,678)
Investment securities exempt from federal income taxes (1)	(52)	3	(49)	86	53	139
Federal funds sold	(7)	(7)	(14)	(55)	(54)	(109)
Other interest bearing deposits	193	(133)	60	392	(308)	84
Total increase (decrease) in interest income	6,297	(13,810)	(7,513)	17,138	(36,292)	(19,154)
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	1,448	(2,369)	(921)	2,801	(6,377)	(3,576)
Savings deposits	42	150	192	54	9	63
Time deposits	607	(5,210)	(4,603)	6,673	(15,762)	(9,089)
Short-term borrowings	(1,687)	(2,408)	(4,095)	(4,204)	(6,212)	(10,416)
Long-term borrowings and junior subordinated notes	(657)	(758)	(1,415)	20	(2,396)	(2,376)
Total increase (decrease) in interest expense	(247)	(10,595)	(10,842)	5,344	(30,738)	(25,394)
Total increase (decrease) in net interest income	$ 6,544	$ (3,215)	$ 3,329	$ 11,794	$ (5,554)	$ 6,240

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets decreased $417.7 million or 4.7% from $8.8 billion at December 31, 2008 to $8.4 billion at June 30, 2009.  Net loans increased by $75.6 million, or 2.5% on an annualized basis, to $6.2 billion at June 30, 2009 from $6.1 billion at December 31, 2008.  See “Loan Portfolio” section below for further analysis.  Investment securities decreased by $448.7 million from December 31, 2008 to June 30, 2009, as we realized a portion of our unrealized securities gains during the six months ended June 30, 2009.

Total liabilities decreased by $398.3 million, or 5.1% to $7.4 billion at June 30, 2009 from December 31, 2008.  Total deposits decreased by $262.0 million or 4.0% to $6.2 billion at June 30, 2009 from December 31, 2008, primarily due to decreases in certificates of deposit and brokered deposit accounts.  Long-term borrowings decreased $119.8 million.  We utilized a portion of the proceeds from our investment portfolio sales during the six months ended June 30, 2009 to pay down our wholesale funding.  Additionally, we focused our time deposit retention efforts on those customers that have multiple relationships with us and were less rate sensitive.

Total stockholders’ equity decreased $19.4 million, or 1.8% to $1.0 billion at June 30, 2009 compared to $1.1 billion at December 31, 2008.  This decrease was primarily due to our results of operations during the six months ending June 30, 2009 and partially due to a decrease in unrealized gains on investment securities available for sale.  Additionally, the Company established a Dividend Reinvestment and Stock Purchase Plan (“the Plan”) during the first six months of 2009.  Through June 30, 2009, the Company issued 1.8 million shares and increased capital for the Company by $19.5 million through the Plan.

10Q Index

At June 30, 2009, the Company’s total risk-based capital ratio was 13.89%; Tier 1 capital to risk-weighted assets ratio was 11.88% and Tier 1 capital to average asset ratio was 9.55%.  MB Financial Bank’s total risk-based capital ratio was 12.63%; Tier 1 capital to risk-weighted assets ratio was 10.61% and Tier 1 capital to average asset ratio was 8.53%. MB Financial Bank, N.A. was categorized as “Well-Capitalized” at June 30, 2009 under the regulations of the Office of the Comptroller of the Currency.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding covered assets and loans held for sale, as of the dates indicated (dollars in thousands):

	June 30,		December 31,		June 30,
	2009		2008		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial related credits:
Commercial loans	$ 1,411,520	23%	$ 1,522,380	24%	$ 1,450,822	24%
Commercial loans collateralized by assignment of lease payments (lease loans)	853,981	13%	649,918	10%	596,148	10%
Commercial real estate	2,420,227	38%	2,353,261	38%	2,210,789	37%
Construction real estate	722,399	11%	757,900	13%	819,565	14%
Total commercial related credits	5,408,127	85%	5,283,459	85%	5,077,324	85%
Other loans:
Residential real estate	273,196	4%	295,336	5%	311,108	5%
Indirect motorcycle	160,364	2%	153,277	2%	144,684	2%
Indirect automobile	29,341	1%	35,950	1%	40,399	1%
Home equity	409,147	7%	401,029	6%	373,675	6%
Consumer loans	61,385	1%	59,512	1%	53,792	1%
Total other loans	933,433	15%	945,104	15%	923,658	15%

Gross loans	6,341,560	100%	6,228,563	100%	6,000,982	100%
Allowance for loan losses	(181,356)		(144,001)		(82,544)
Net loans	$ 6,160,204		$ 6,084,562		$ 5,918,438

(1)	Gross loan balances at June 30, 2009, December 31, 2008, and June 30, 2008 are net of unearned income, including net deferred loan fees of $4.4 million, $4.5 million, and $4.2 million, respectively.

Total loans and total commercial related credits increased from December 31, 2008 to June 30, 2009, by 4% and 5%, respectively, on an annualized basis.  Total loans and total commercial related credits also increased from June 30, 2008 to June 30, 2009, by 6% and 7%, respectively.  These increases were primarily due to organic growth in both existing customer and new customer loan demand, and were reflective of the current economic environment.

10Q Index

Asset Quality

The following table presents a summary of non-performing assets, excluding covered assets and loans held for sale, as of the dates indicated (dollar amounts in thousands):

	June 30,	December 31,	June 30,
	2009	2008	2008
Non-performing loans:
Non-accrual loans	$ 227,681	$ 145,936	$ 91,972
Loans 90 days or more past due, still accruing interest	-	-	1,627
Total non-performing loans	227,681	145,936	93,599

Other real estate owned	17,111	4,366	1,499
Repossessed vehicles	203	356	81

Total non-performing assets	$ 244,995	$ 150,658	$ 95,179

Total non-performing loans to total loans	3.59%	2.34%	1.56%
Allowance for loan losses to non-performing loans	79.65%	98.67%	88.19%
Total non-performing assets to total assets	2.92%	1.71%	1.13%

The following table presents data related to non-performing loans, excluding covered assets and loans held for sale, by dollar amount and category at June 30, 2009 (dollar amounts in thousands):

	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Consumer Loans	Total Loans
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
$10.0 million or more	-	$ -	2	$ 32,456	1	$ 13,627	$ -	$ 46,083
$5.0 million to $9.9 million	1	7,530	8	60,824	-	-	-	68,354
$1.5 million to $4.9 million	6	18,571	12	42,950	2	6,103	1,875	69,499
Under $1.5 million	29	10,086	15	11,220	33	10,558	11,881	43,745
	36	$ 36,187	37	$ 147,450	36	$ 30,288	$ 13,756	$ 227,681

Percentage of individual loan category		1.60%		20.41%		1.25%	1.47%	3.59%

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

The increase in non-performing loans was primarily a result of the continued weakening economic conditions discussed above in “Results of Continuing Operations – First Quarter Results”.  Borrowers continued to migrate to higher risk ratings as economic conditions continued to deteriorate during the six months ending June 30, 2009.

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

General Loss Reserve.  We maintain a general loan loss reserve for the four categories of commercial-related loans in our portfolio - commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans.  We use a loan loss reserve model that incorporates the migration of loan risk rating and historical default data over a multi-year period.  Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or any loan committee.  Loans rated one represent those loans least likely to default and a loan rated nine represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  Estimated loan default factors are multiplied by individual loan balances in each risk-rating category and again multiplied by an historical loss given default estimate for each loan type (which incorporates estimated recoveries) to determine an appropriate level of allowance by loan type.  This approach is applied to the commercial, commercial real estate and construction real estate components of the portfolio.

Moody’s Corporation migration factors, rather than the Company’s actual loss and migration experience, are used to develop estimated default factors for lease loans, as we have not historically had sufficient losses or defaults in our lease loans  to be able to have  reliable factors of our own.  The use of Moody’s Corporation default factors results in a higher (and we believe, more appropriate) reserve than would result from using our much more limited default data.    Since the Moody’s Corporation default data involve lessees generally comparable to the lessees under the Company’s lease loans, the Company believes the Moody’s Corporation data may be more indicative of the potential losses inherent in the Company’s lease loan portfolio.

Lessees tend to be Fortune 1000 companies and have an investment grade public debt rating by Moody’s or Standard and Poors or the equivalent, though we also provide credit to below investment grade and non-rated companies.  The Company maps 25 years of Moody’s Corporation default factors to the Company’s risk ratings and uses the factors in the Company’s loan loss reserve model to increase general reserves for industry related risks.  The Company has the capability to gather reliable data in this area, will continue to monitor historical losses, default history and migrations in our lease loan portfolio and will use internal historical data when the loss data is deemed to be more representative of the potential losses inherent in the lease loan portfolio.

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

10Q Index

At each quarter end, potential problem loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing the loan.  See discussion in “Specific Reserve” section below.

The general loss reserve was $96.8 million as of June 30, 2009, and $87.0 million as of December 31, 2008.  The increase in the general loss reserve was primarily due to loans migrating from lower risk ratings to higher risk ratings during the six months ended June 30, 2009.  Reserves on impaired loans are included in the “Specific Reserve” section below.  See additional discussion in “Potential Problem Loans” below.

Specific Reserves.  Our allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

At each quarter end, impaired loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing the loan.  For a majority of impaired loans, the Company obtains a current external appraisal.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than 6 months old, the Company often further discounts market prices by 20%-30% and in some cases, up to an additional 50%.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

The total specific reserve component of the allowance was $77.2 million as of June 30, 2009 and $52.1 million as of December 31, 2008.  The increase in specific reserve relates to the increase in impaired loans in the portfolio.  See discussion in “Second Quarter Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

Smaller Balance Homogenous Loans.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one year time horizon.  For improved accuracy, indirect vehicle loan losses are estimated using a combination of our historical loss statistics as well as industry loss statistics.  The reserves for smaller balance homogenous loans totaled $7.4 million at June 30, 2009, and $4.9 million at December 31, 2008.

We consistently apply our methodology for determining the appropriateness of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs and management's evaluation of the loan portfolio.  In this regard, we periodically review the following in order to validate our allowance for loan losses: historical net charge-offs as they relate to prior allowance for loan loss, comparison of historical migration years to the current migration year, and any significant changes in loan concentrations.  In reviewing this data, we adjust qualitative factors within our allowance methodology to appropriately reflect any changes warranted by the validation process.

10Q Index

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Balance at the beginning of period	$ 179,273	$ 78,764	$ 144,001	$ 65,103
Provision for loan losses	27,100	12,200	116,800	34,740

Charge-offs	(25,783)	(8,991)	(80,639)	(19,077)
Recoveries:	766	571	1,195	1,778
Net charge-offs, excluding covered assets	(25,017)	(8,420)	(79,444)	(17,299)
Net charge-offs on covered assets	-	-	(1)	-
Total net charge-offs	(25,017)	(8,420)	(79,445)	(17,299)

Balance	$181,356	$82,544	$181,356	$82,544

Total loans, excluding covered assets and loans held for sale	$ 6,341,560	$ 6,000,982	$ 6,341,560	$ 6,000,982
Average loans, excluding covered assets and loans held for sale	$ 6,348,411	$ 5,927,236	$ 6,312,262	$ 5,807,440
Ratio of allowance for loan losses to total loans, excluding covered assets
and loans held for sale	2.86%	1.38%	2.86%	1.38%
Net loan charge-offs to average loans, excluding covered assets and loans
held for sale (annualized)	1.58%	0.57%	2.54%	0.60%

Net charge-offs increased $62.1 million to $79.4 million in the six months ended June 30, 2009 compared to $17.3 million in the six months ended June 30, 2008.  As noted in “Second Quarter Results”, the increase in charge-offs was primarily due to continued weakness of borrowers’ ability to repay and the value of the underlying collateral related to impaired loans.

Provision for loan losses increased by $82.1 million to $116.8 million in the six months ended June 30, 2009 from $34.7 million in the same period of 2008.  The increase in our provision for loan losses was primarily the result of increased charge-offs during the six months ended June 30, 2009 and the migration of loans to non-performing during the same period.   See discussion in “Year-to-Date Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

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

10Q Index

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

Potential Problem Loans

We define potential problem loans as performing loans rated substandard, that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans, excluding covered assets and loans held for sale, as of June 30, 2009, and December 31, 2008 were approximately $261.0 million, and $100.9 million, respectively.  The majority of the increase in potential problem loans was due to construction real estate loans.  As noted earlier, the increase in potential problem loans was primarily due to the continued deterioration in underlying collateral values and the overall economic environment during the six months ended June 30, 2009.  See discussion in “Year-to-Date Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

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

10Q Index

Lease investments by categories follow (in thousands):

	June 30,	December 31,	June 30,
	2009	2008	2008
Direct finance leases:
Minimum lease payments	$ 60,930	$ 61,239	$ 57,395
Estimated unguaranteed residual values	7,000	7,093	6,916
Less: unearned income	(6,924)	(7,484)	(7,040)
Direct finance leases (1)	$ 61,006	$ 60,848	$ 57,271

Leveraged leases:
Minimum lease payments	$ 27,410	$ 30,150	$ 36,464
Estimated unguaranteed residual values	4,983	4,914	5,030
Less: unearned income	(2,844)	(2,804)	(3,556)
Less: related non-recourse debt	(25,976)	(28,437)	(34,075)
Leveraged leases (1)	$ 3,573	$ 3,823	$ 3,863

Operating leases:
Equipment, at cost	$ 195,259	$ 196,068	$ 174,560
Less: accumulated depreciation	(80,689)	(71,034)	(61,459)
Lease investments, net	$ 114,570	$ 125,034	$ 113,101

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $23.7 million at June 30, 2009, $27.7 million at December 31, 2008 and $23.5 million at June 30, 2008.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,089 leases at June 30, 2009 compared to 2,273 leases at December 31, 2008 and 2,138 leases at June 30, 2008.  The average residual value per lease schedule was approximately $23 thousand at June 30, 2009, and $20 thousand at December 31, 2008 and $19 thousand at June 30, 2008.  The average residual value per master lease schedule was approximately $184 thousand at June 30, 2009, $169 thousand at December 31, 2008, and $173 thousand at June 30, 2008.

10Q Index

At June 30, 2009, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
	Finance	Leveraged	Operating
End of initial lease term December 31,	Leases	Leases	Leases	Total
2009	$ 718	$ 310	$ 5,456	$ 6,484
2010	1,720	2,263	6,691	10,674
2011	2,530	1,457	11,035	15,022
2012	1,114	815	5,636	7,565
2013	441	138	3,229	3,808
2014 & Thereafter	477	-	4,835	5,312
	$ 7,000	$ 4,983	$ 36,882	$ 48,865

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At June 30, 2009		At December 31, 2008		At June 30, 2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Government sponsored agencies	$ 49,753	$ 51,088	$ 171,385	$ 179,373	$ 266,418	$ 269,947
States and political subdivisions	389,041	394,343	417,608	427,999	432,780	431,882
Mortgage-backed securities	421,172	428,962	682,679	690,285	606,150	608,737
Corporate bonds	6,370	6,370	34,546	34,565	7,765	8,000
Equity securities	3,668	3,707	3,595	3,606	3,520	3,480
Debt securities issued by foreign governments	250	250	301	302	301	295
Total	$ 870,254	$ 884,720	$ 1,310,114	$ 1,336,130	$ 1,316,934	$ 1,322,341

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash.  Net cash provided by operating activities decreased by $5.1 million to $40.3 million for the six months ended June 30, 2009, from the six months ended June 30, 2008.  The decrease was primarily due to an increase in other assets, and a decrease in net income, partially offset by an increase in provision for loan losses.  Other assets increased primarily due to an increase in current income taxes receivable.

Cash used in investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the six months ended June 30, 2009, the Company had net cash flows provided by investing activities of $310.7 million, compared to net cash flows used in investing activities of $600.2 million for the six months ended June 30, 2008.  The change in cash flows from investing activities was primarily due to an increase in proceeds from sales of investment securities and fewer purchases of investment securities.  As noted earlier, we realized a portion of our unrealized securities gains during the six months ended June 30, 2009, and we used the majority of the proceeds to reduce our wholesale funding.  Additionally, our loan growth slowed, primarily due to the current economic environment.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the six months ended June 30, 2009, the Company had net cash flows used in financing activities of $575.9 million, compared to net cash flows provided by financing activities of $576.0 million for the six months ended June 30, 2008.  The change in cash flows from financing activities was primarily the result of a reduction

10Q Index

in deposits and other borrowings during the six months ended June 30, 2009.  Deposits decreased primarily due to decreases in brokered time deposits, certificates of deposits and public fund time deposits.  During the six months ended June 30, 2009, we focused our time deposit retention efforts on those customers that have multiple relationships with us and were less rate sensitive.

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

In the event that additional short-term liquidity is needed or the Company is unable to retain brokered deposits, MB Financial Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at June 30, 2009, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $250.0 million for a short time from these banks on a collective basis.  MB Financial Bank can participate in the Federal Reserve’s Term Auction Facility to provide additional short-term borrowings.  As of June 30, 2009, the Company had $100.0 million outstanding from the Federal Reserve Term Auction Facility, and could borrow an additional amount of approximately $380.4 million.  Additionally, MB Financial Bank is a member of Federal Home Loan Bank of Chicago (FHLB).  As of June 30, 2009, the Company had $338.0 million outstanding in FHLB advances, and could borrow an additional amount of approximately $78.5 million.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of June 30, 2009, the Company had approximately $243.6 million of unpledged securities, excluding securities available for pledge at the FHLB.

See Notes 10 and 11 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.  There were no material changes outside the ordinary course of business in the Company’s contractual obligations at June 30, 2009 as compared to December 31, 2008.

At June 30, 2009, the Company’s total risk-based capital ratio was 13.89%; Tier 1 capital to risk-weighted assets ratio was 11.88% and Tier 1 capital to average asset ratio was 9.55%.  MB Financial Bank’s total risk-based capital ratio was 12.63%; Tier 1 capital to risk-weighted assets ratio was 10.61% and Tier 1 capital to average asset ratio was 8.53%.  MB Financial Bank, N.A. was categorized as “Well-Capitalized” at June 30, 2009 under the regulations of the Office of the Comptroller of the Currency.

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

10Q Index

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

Asset Liability Management.  Management and our Treasury Group continually monitor our sensitivity to interest rate changes.  It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products.  The strategy we employ to manage our interest rate risk is to measure our risk using an asset/liability simulation model.  The model considers several factors to determine our potential exposure to interest rate risk, including measurement of repricing gaps, duration, convexity, value at risk, and the market value of portfolio equity under assumed changes in the level of interest rates, shape of the yield curves, and general market volatility.  Management controls our interest rate exposure using several strategies, which include adjusting the maturities of securities in our investment portfolio, and limiting fixed rate loans or fixed rate deposits with terms of more than five years.  We also use derivative instruments, principally interest rate swaps, to manage our interest rate risk.  See Note 13 to the Consolidated Financial Statements.

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

10Q Index

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

Measuring Interest Rate Risk.  As noted above, interest rate risk can be measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of falling interest rates, therefore, a positive gap would tend to adversely affect net interest income.  Conversely, during a period of rising interest rates, a positive gap position would tend to result in an increase in net interest income.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2009 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2009 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

10Q Index

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 6%, 7% and 6%, respectively, in the first three months, 16%, 22%, and 17%, respectively, in the next nine months, 55%, 62% and 56%, respectively, from one year to five years, and 23%, 9%, and 20%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$ 11,745	$ 168	$ 1,527	$ -	$ 13,440
Investment securities available for sale	149,238	163,338	391,074	248,064	951,714
Loans held for sale	4,008	-	-	-	4,008
Loans, including covered assets	3,254,067	870,798	2,233,926	124,451	6,483,242
Total interest earning assets	$ 3,419,058	$ 1,034,304	$ 2,626,527	$ 372,515	$ 7,452,404

Interest Bearing Liabilities:
NOW and money market deposits accounts	$ 101,361	$ 308,700	$ 917,131	$ 203,957	$ 1,531,149
Savings deposits	27,767	77,032	252,844	90,027	447,670
Time deposits	824,496	1,512,847	747,971	17,118	3,102,432
Short-term borrowings	177,852	176,848	129,705	15,862	500,267
Long-term borrowings	101,844	34,810	112,448	102,589	351,691
Junior subordinated notes issued to capital trusts	152,065	-	6,683	-	158,748
Total interest bearing liabilities	$ 1,385,385	$ 2,110,237	$ 2,166,782	$ 429,553	$ 6,091,957

Rate sensitive assets (RSA)	$ 3,419,058	$ 4,453,362	$ 7,079,889	$ 7,452,404	$ 7,452,404
Rate sensitive liabilites (RSL)	$ 1,385,385	$ 3,495,622	$ 5,662,404	$ 6,091,957	$ 6,091,957
Cumulative GAP (GAP=RSA-RSL)	$ 2,033,673	$ 957,740	$ 1,417,485	$ 1,360,447	$ 1,360,447

RSA/Total assets	40.69%	53.00%	84.26%	88.70%	88.70%
TSL/Total assets	16.49%	41.60%	67.39%	72.51%	72.51%
GAP/Total assets	24.20%	11.40%	16.87%	16.19%	16.19%
GAP/RSA	59.48%	21.51%	20.02%	18.26%	18.26%

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over Once Year Horizon
Changes in	At June 30, 2009		At December 31, 2008
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$ 102	0.04%	$ 8,664	3.40%
+ 1.00%	$ 431	0.16%	$ 3,328	1.30%

In the interest rate sensitivity table above, changes in net interest income between June 30, 2009 and December 31, 2008 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

10Q Index

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2009 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

10Q Index

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended June 30, 2009 with respect to our repurchases of our outstanding common shares:

			Number of Shares	Maximum Number of
			Purchased as Part	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs
April 1, 2009 - April 30, 2009	255	$ 14.67	-	-

May 1, 2009 - May 31, 2009	1,926	$ 11.37	-	-

June 1, 2009 - June 30, 2009	198	$ 10.25	-	-

Totals	2,379		-

(1)	Represents shares of restricted stock withheld upon vesting to satisfy tax withholding obligations.

Item 4.     Submission of Matters to a Vote of Security Holders

On April 22, 2009, the Company held its Annual Meeting of Stockholders.  Set forth below are the results of the election of directors, the proposal to amend the Company’s charter to lower certain supermajority vote requirements, the ratification of appointment of independent registered public accounting firm, and the advisory (non-binding) vote on executive compensation, which were the only matters voted upon at the meeting.

Election of Directors

Name	Votes For	Votes Withheld

David P. Bolger	29,535,921	560,721

Robert S. Engelman, Jr.	28,844,127	1,252,515

Thomas H. Harvey	29,142,599	954,043

Ronald D. Santo	29,077,190	1,019,452

Approval of the Amendment of the Company’s Charter to Lower Certain Supermajority Vote Requirements

Votes For	Votes Against	Abstentions

29,554,876	388,110	153,656

The vote required to approve this proposal was the affirmative vote of the holders at least 80% of the outstanding shares of the Company’s common stock.  Accordingly, this proposal was approved.

Ratification of Appointment of Independent Registered Public Accounting Firm

Votes For	Votes Against	Abstentions

29,570,143	505,523	20,974

The vote required to approve this proposal was the affirmative vote of a majority of the votes cast on the proposal.  Accordingly, this proposal was approved.

10Q Index

Advisory (Non-Binding) Vote on Executive Compensation

Votes For	Votes Against	Abstentions	Broker Non-Votes

15,299,621	9,817,181	242,512	4,737,328

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

MB FINANCIAL, INC.

Date: July 30, 2009	By: /s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2009	By: /s/ Jill E. York
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

3.1	Charter of the Registrant, as amended (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 0-24566-01))
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

10Q Index

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

10Q Index

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

10Q Index

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

10Q Index