Form 10-Q
period 2009-09-30
MB FINANCIAL INC     /MD
filed 2009-11-09
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes   ☐                      No   ☒

There were outstanding 50,587,449 shares of the registrant’s common stock as of November 9, 2009.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2009

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008
 (Amounts in thousands, except common share data)                                                       (Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$ 125,010	$ 79,824
Interest bearing deposits with banks	2,549,562	261,834
Total cash and cash equivalents	2,674,572	341,658
Investment securities:
Securities available for sale, at fair value	3,994,980	1,336,130
Non-marketable securities - FHLB and FRB stock	70,031	64,246
Total investment securities	4,065,011	1,400,376

Loans held for sale	6,250	-
Loans:
Total loans, excluding covered loans	6,401,265	6,228,563
Covered loans	91,230	-
Total loans	6,492,495	6,228,563
Less: Allowance for loan loss	189,232	144,001
Net Loans	6,303,263	6,084,562
Lease investment, net	135,201	125,034
Premises and equipment, net	178,586	186,474
Cash surrender value of life insurance	121,278	119,526
Goodwill, net	387,069	387,069
Other intangibles, net	39,357	25,776
Other real estate owned	22,612	4,366
Other real estate owned related to FDIC transactions	7,695	-
FDIC indemnification asset	31,353	-
Other assets	162,965	144,922
Total assets	$ 14,135,212	$ 8,819,763
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$ 2,925,714	$ 960,117
Interest bearing	8,504,353	5,535,454
Total deposits	11,430,067	6,495,571
Short-term borrowings	436,928	488,619
Long-term borrowings	341,315	471,466
Junior subordinated notes issued to capital trusts	158,712	158,824
Investment securities purchased but not settled	348,632	27,218
Accrued expenses and other liabilities	147,681	109,241
Total liabilities	12,863,335	7,750,939
STOCKHOLDERS' EQUITY
Preferred stock, ($0.01 par value, authorized 1,000,000 shares at September 30,
2009 and December 31, 2008; series A, 5% cumulative perpetual, 196,000 shares issued and outstanding at September 30, 2009 and December 31, 2008,
$1,000.00 liquidation value)	193,381	193,025
Common stock, ($0.01 par value; authorized 70,000,000 shares at September 30,
2009 and 50,000,000 at December 31, 2008; issued 50,716,864 shares at September 30,
2009 and 37,542,968 at December 31, 2008)	507	375
Additional paid-in capital	648,230	445,692
Retained earnings	408,048	495,505
Accumulated other comprehensive income	21,723	16,910
Less: 131,863 and 2,612,143 shares of Treasury stock, at cost, at
September 30, 2009 and December 31, 2008	(2,603)	(85,312)
Controlling interest stockholders' equity	1,269,286	1,066,195
Noncontrolling interest	2,591	2,629
Total stockholders' equity	1,271,877	1,068,824
Total liabilities and stockholders' equity	$ 14,135,212	$ 8,819,763

See accompanying Notes to Consolidated Financial Statements

10-Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except common share data) (Unaudited)
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Interest income:
Loans	$ 82,820	$ 88,266	$ 247,255	$ 269,601
Investment securities:
Taxable	6,444	10,569	23,738	30,541
Nontaxable	3,585	3,977	11,256	11,558
Federal funds sold	-	165	-	274
Other interest bearing accounts	760	84	1,039	279
Total interest income	93,609	103,061	283,288	312,253
Interest expense:
Deposits	27,662	37,216	90,218	112,374
Short-term borrowings	1,222	2,966	4,024	16,184
Long-term borrowings and junior subordinated notes	3,791	6,273	12,695	17,553
Total interest expense	32,675	46,455	106,937	146,111
Net interest income	60,934	56,606	176,351	166,142
Provision for loan losses	45,000	18,400	161,800	53,140
Net interest income after provision for loan losses	15,934	38,206	14,551	113,002
Other income:
Loan service fees	1,565	2,385	5,190	7,330
Deposit service fees	7,912	7,330	21,289	20,747
Lease financing, net	3,937	4,533	12,729	12,369
Brokerage fees income	1,004	1,177	3,334	3,349
Asset management and trust fees	3,169	3,276	9,246	9,085
Net gain on sale of investment securities	3	-	13,790	1,106
Increase in cash surrender value of life insurance	664	1,995	1,790	4,729
Net gain (loss) on sale of other assets	12	26	(25)	(230)
Acquisition related gain	10,222	-	10,222	-
Other operating income	2,412	1,158	6,662	4,304
Total other income	30,900	21,880	84,227	62,789
Other expense:
Salaries and employee benefits	31,196	29,139	87,263	84,778
Occupancy and equipment expense	7,803	7,107	22,636	21,574
Computer services expense	2,829	1,840	7,129	5,419
Advertising and marketing expense	1,296	1,451	3,502	4,186
Professional and legal expense	1,126	884	3,215	1,993
Brokerage fee expense	478	564	1,446	1,453
Telecommunication expense	812	620	2,306	2,154
Other intangibles amortization expense	966	913	2,841	2,641
FDIC insurance premiums	3,206	292	12,663	689
Impairment charges on branch facilities	4,000	-	4,000	-
Other operating expenses	5,446	4,963	15,677	14,492
Total other expense	59,158	47,773	162,678	139,379
Income (loss) before income taxes	(12,324)	12,313	(63,900)	36,412
Income tax benefit	(15,183)	(743)	(42,688)	(4,181)
Income (loss) from continuing operations	$ 2,859	$ 13,056	$ (21,212)	$ 40,593
Income from discontinued operations, net of tax	4,585	98	4,866	392
Net income (loss)	7,444	13,154	(16,346)	40,985
Preferred stock dividends and discount accretion	2,589	-	7,707	-
Net income (loss) available to common stockholders	$ 4,855	$ 13,154	$ (24,053)	$ 40,985

10-Q Index

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Common share data:
Basic earnings (loss) per common share from continuing operations	$ 0.07	$ 0.38	$ (0.58)	$ 1.17
Basic earnings per common share from discontinued operations	$ 0.12	$ 0.00	$ 0.13	$ 0.01
Impact of preferred stock dividends on basic earnings (loss) per common share	$ (0.07)	$ 0.00	$ (0.21)	$ 0.00
Basis earnings (loss) per common share	$ 0.12	$ 0.38	$ (0.65)	$ 1.18
Diluted earnings (loss) per common share from continuing operations	$ 0.07	$ 0.38	$ (0.58)	$ 1.16
Diluted earnings per common share from discontinued operations	$ 0.12	$ 0.00	$ 0.13	$ 0.01
Impact of preferred stock dividends on diluted earnings (loss) per common share	$ (0.07)	$ 0.00	$ (0.21)	$ 0.00
Diluted earnings (loss) per common share	$ 0.12	$ 0.38	$ (0.65)	$ 1.17

Weighted average common shares outstanding	39,104,894	34,732,633	36,597,280	34,682,065
Diluted weighted average common shares outstanding	39,299,168	35,074,297	36,751,738	35,060,745

See Accompanying Notes to Consolidated Financial Statements.

10-Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2009
(Amounts in thousands, except share and per share data) (Unaudited)
					Accumulated
					Other
			Additional		Comprehensive			Total Stock-
	Preferred	Common	Paid-in	Retained	Income (Loss),	Treasury	Noncontrolling	holders'
	Stock	Stock	Capital	Earnings	Net of Tax	Stock	Interest	Equity
Balance at January 1, 2009	$ 193,025	$ 375	$ 445,692	$ 495,505	$ 16,910	$ (85,312)	$ 2,629	$ 1,068,824
Net (loss) income				(16,346)			142	(16,204)
Unrealized holding gains on investment securities,
net of tax expense of $7,418					13,777			13,777
Reclassification adjustments for gains included in
net income, net of tax expense of ($4,826)					(8,964)			(8,964)
Reissuance of 337,342 shares of treasury stock for
restricted stock awards			1,945	(10,660)		10,660		1,945
Restricted stock vested/change in market value			(388)					(388)
Purchase of 9,031 shares of treasury stock						(128)		(128)
Reissuance of 4,985 shares of treasury stock for
employee stock awards			(55)	(107)		162		-
Paid-in capital – stock options			1,898					1,898
Stock options exercised - Reissuance of 35,029
shares of treasury stock			(4)	(835)		1,173		334
Stock options expired			(141)					(141)
Excess tax benefits from stock-based payment
arrangements			28					28
Reissuance of 2,120,751 shares of treasury stock for				(46,851)		70,811		23,960
Dividend Reinvestment and Stock Purchase Plan
Issuance of 13,175,944 shares of common stock		132	199,277					199,409
Dividends and discount accrection on preferred shares	356			(7,707)				(7,351)
Restricted stock unit dividends			9	(9)				-
Cash dividends declared ($0.14 per share)				(4,942)				(4,942)
Distributions to noncontrolling interest							(180)	(180)
Purchase of 10,844 shares held in trust for
deferred compensation plan			(31)			31		-
Balance at September 30, 2009	$ 193,381	$ 507	$ 648,230	$ 408,048	$ 21,723	$ (2,603)	$ 2,591	$ 1,271,877

10-Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)
	Nine months ended
	September 30,	September 30,
	2009	2008
Cash Flows From Operating Activities:
Net (loss) income from continuing operations	$ (21,212)	$ 40,593
Net income from discontinued operations	4,866	392
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation on premises and equipment	8,873	8,715
Depreciation on leased equipment	28,376	23,238
Impairment charges on branch facilities	4,000	-
Compensation expense for restricted stock awards	1,945	1,895
Compensation expense for stock option grants	1,926	1,992
Loss (gain) on sales of premises and equipment and leased equipment	195	(396)
Amortization of other intangibles	2,841	2,641
Provision for loan losses	161,800	53,140
Deferred income tax (benefit) expense	(12,149)	5,746
Amortization of premiums and discounts on investment securities, net	6,671	2,420
Accretion of premiums and discounts on loans, net	(1,079)	(2,264)
Net gain on sale of investment securities available for sale	(13,790)	(1,106)
Net gain on acquisition	(10,222)	-
Proceeds from sale of loans held for sale	103,002	37,203
Origination of loans held for sale	(101,964)	(36,769)
Net gains on sale of loans held for sale	(1,038)	(434)
Increase in cash surrender value of life insurance	(1,752)	(3,791)
Net decrease (increase) in other assets	5,011	(15,378)
Increase (decrease) in other liabilities, net	7,377	(41,774)
Net cash provided by operating activities	173,677	76,063
Cash Flows From Investing Activities:
Proceeds from sales of investment securities	405,827	9,579
Proceeds from maturities and calls of investment securities	206,095	245,954
Purchase of investment securities	(987,292)	(305,897)
Net increase in loans	(166,489)	(507,535)
Purchases of premises and equipment	(5,518)	(10,581)
Purchases of leased equipment	(42,288)	(44,005)
Proceeds from sales of premises and equipment	507	124
Proceeds from sales of leased equipment	4,112	2,029
Principal paid on lease investments	(538)	(876)
Cash paid, net of cash and cash equivalents in acquisitions	-	(9,333)
Net cash proceeds received in FDIC assisted transactions	4,608,642	-
Net cash provided by (used in) investing activities	4,023,058	(620,541)
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(1,893,835)	855,627
Net decrease in short-term borrowings	(51,691)	(592,635)
Proceeds from long-term borrowings	5,878	284,892
Principal paid on long-term borrowings	(136,028)	(14,208)
Issuance of common stock	199,409	-
Treasury stock transactions, net	23,832	(330)
Stock options exercised	334	2,820
Excess tax benefits from share-based payment arrangements	28	998
Dividends paid on preferred stock	(6,806)	-
Dividends paid on common stock	(4,942)	(18,793)
Net cash (used in) provided by financing activities	(1,863,821)	518,371

Net increase (decrease) in cash and cash equivalents	$ 2,332,914	$ (26,107)
Cash and cash equivalents:
Beginning of period	341,658	150,341
End of period	$ 2,674,572	$ 124,234

(continued)

10-Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in Thousands)
	Nine Months Ended
	September 30,	September 30,
	2009	2008

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$ 113,523	$ 144,991
Income tax refunds, net	11,870	10,953

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$ 23,253	$ 3,422
Loans transferred to repossessed vehicles	1,247	985
Loans transferred to loans held for sale	28,664	-
Loans securitized transferred to investment securities available for sale	-	50,914
Securities purchased but not yet settled	348,632	-

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$ 1,925,500	$ -
Loans, net of discount	219,183	-
Other real estate owned	6,143	-
Other intangibles, net	16,422	-
FDIC indemnification asset	65,565	-
Other assets	9,140	-
Total noncash assets acquired	$ 2,241,953	$ -

Liabilities assumed:
Deposits	$ 6,828,330	$ -
Accrued expenses and other liabilities	12,043	-
Total liabilities assumed	$ 6,840,373	$ -
Net noncash assets acquired	$ (4,598,420)	$ -

Cash and cash equivalents acquired	$ 4,608,642	$ -

Net gain recorded on acquisitions	$ 10,222	$ -

See Accompanying Notes to Consolidated Financial Statements.

10-Q Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008
(Unaudited)

NOTE 1.     BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois.  On August 10, 2009, the Company sold its merchant card processing business.  In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the results of operations from the Company’s merchant card processing business, including a pre-tax gain of $10.2 million, are reflected in the Company’s statements of operations as “discontinued operations.”  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited interim financial statements have been prepared in conformity with U.S. GAAP and industry practice.  Certain information in footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements filed on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of income and expenses during the reported periods.  Actual results could differ from those estimates.

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net income or stockholders’ equity.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 6, 2009, the date the financial statements were issued.

NOTE 2.     ACQUISITIONS

On February 27, 2009, MB Financial Bank assumed all deposits and approximately $92.5 million in loans, net of a $14.5 million discount and a $65.6 million FDIC indemnification asset, of Glenwood, Illinois-based Heritage Community Bank (“Heritage”) in a loss-share transaction facilitated by the Federal Deposit Insurance Corporation (“FDIC”).  MB Financial Bank will share in the losses on assets (loans and other real estate owned) covered under the agreement (referred to as “covered loans” and “covered other real estate owned”).  On losses up to $51.8 million, the FDIC has agreed to reimburse MB Financial Bank for 80 percent of losses.  On losses exceeding $51.8 million, the FDIC has agreed to reimburse MB Financial Bank for 95 percent of losses.  The loss sharing agreement requires that MB Financial Bank follow certain servicing procedures as specified in the agreement or risk losing FDIC reimbursement of covered loan losses.  The Company accounts for MB Financial Bank’s loss sharing agreement with the FDIC as an indemnification asset.  The transaction did not generate any goodwill.

10-Q Index

On September 4, 2009, MB Financial Bank assumed $135.3 million of deposits of Oak Forest, Illinois-based InBank, and acquired loans of approximately $100.6 million, net of a $55.8 million discount, in a transaction facilitated by the FDIC.  This transaction generated a pre-tax gain of $10.2 million, based on preliminary estimates of the amount by which the assets acquired exceeded the liabilities assumed, and did not generate any goodwill or other intangibles.

On September 11, 2009, MB Financial Bank assumed $6.5 billion of deposits of Chicago-based Corus Bank, N.A. (“Corus”), and acquired loans of approximately $26.1 million, in a transaction facilitated by the FDIC.  This transaction did not generate any goodwill.

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed in the Heritage, InBank, and Corus transactions, as of the closing dates of those transactions.  Fair values of certain assets are preliminary and subject to refinement for up to one year after the closing date of the transaction as information relative to closing date fair values becomes available.

Assets Acquired and Liabilities Assumed
(Dollar Amounts in Thousands)

	Heritage	InBank	Corus
	February 27, 2009	September 4, 2009	September 11, 2009
ASSETS
Cash and cash equivalents	$ 36,604	$ 11,616	$ 4,560,422
Investment securities available for sale	18,362	28,397	1,878,741
Loans, net of discount	92,467	100,632	26,084
Other real estate owned	1,197	4,946	-
Other intangibles	2,095	-	14,327
FDIC indemnification asset	65,565	-	-
Other assets	921	721	7,498
Total assets	$ 217,211	$ 146,312	$ 6,487,072

LIABILITIES
Deposits	$ 216,537	$ 135,337	$ 6,476,456
Accrued expenses and other liabilities	674	753	10,616
Total liabilities	$ 217,211	$ 136,090	$ 6,487,072

Net gain recorded on acquisition	$ -	$ 10,222	$ -

As noted earlier, the fair values above are preliminary for loans, other real estate owned, other intangibles, and the FDIC indemnification asset, as the Company continues to analyze the portfolios and the underlying risks and collateral values of the assets.  For the Heritage transaction, the FDIC indemnification asset has been adjusted down approximately $13 million from the transaction closing date, due to changes in estimates related to the overall collectability of the underlying loan portfolio.  The downward adjustment in the FDIC indemnification asset was offset by an increase in the corresponding loan balance and an adjustment to accretable yield.

NOTE 3.     COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss), as well as the change in net unrealized gain (loss) on investment securities available for sale arising during the periods, net of tax.

10-Q Index

The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Income (loss) from continuing operations	$ 2,859	$ 13,056	$ (21,212)	$ 40,593
Income from discontinued operations, net of tax	4,585	98	4,866	$392
Net income (loss)	$ 7,444	$ 13,154	$ (16,346)	$ 40,985
Unrealized holding gains (losses) on investment securities, net of tax	12,901	69	13,777	(3,294)
Reclassification adjustments for gains included in net income (loss), net of tax	(2)	-	(8,964)	(719)
Other comprehensive income (loss), net of tax	12,899	69	4,813	(4,013)

Comprehensive income (loss)	$ 20,343	$ 13,223	$ (11,533)	$ 36,972

NOTE 4.     EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is computed using the two-class method.  Basic earnings (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units have been issued.  Non-vested restricted stock awards and restricted stock units are considered participating securities to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock.  Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Due to the net loss for the nine months ended September 30, 2009, all of the dilutive stock based awards are considered anti-dilutive and not included in the computation of diluted earnings (loss) per share.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share (amounts in thousands, except common share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Distributed earnings allocated to common stock	$ 373	$ 6,267	$ 4,912	$ 18,948
Undistributed earnings (loss) allocated to common stock	2,472	6,705	(26,004)	21,431
Net earnings (loss) from continuing operations allocated to common stock	2,845	12,972	(21,092)	40,379
Net earnings from discontinued operations allocated to common stock	4,585	98	4,866	392
Less: Preferred stock dividends and discount accrection	2,589	-	7,707	-
Net earnings (loss) allocated to common stock	4,841	13,070	(23,933)	40,771
Net earnings (loss) allocated to participating securities	14	84	(120)	214
Net income (loss) allocated to common stock and participating securities	$ 4,855	$ 13,154	$ (24,053)	$ 40,985

Weighted average shares outstanding for basic earnings per common share	39,104,894	34,732,633	36,597,280	34,682,065
Dilutive effect of stock compensation	194,274	341,664	154,458	378,680
Weighted average shares outstanding for diluted earnings per common share	39,299,168	35,074,297	36,751,738	35,060,745

Basic earnings (loss) per common share from continuing operations	$ 0.07	$ 0.38	$ (0.58)	$ 1.17
Basic earnings per common share from discontinued operations	$ 0.12	$ 0.00	$ 0.13	$ 0.01
Impact of preferred stock dividends on basic earnings (loss) per common share	$ (0.07)	$ 0.00	$ (0.21)	$ 0.00
Basic earnings (loss) per common share	$ 0.12	$ 0.38	$ (0.65)	$ 1.18

Diluted earnings (loss) per common share from continuing operations	$ 0.07	$ 0.38	$ (0.58)	$ 1.16
Diluted earnings per common share from discontinued operations	$ 0.12	$ 0.00	$ 0.13	$ 0.01
Impact of preferred stock dividends on diluted earnings (loss) per common share	$ (0.07)	$ 0.00	$ (0.21)	$ 0.00
Diluted earnings (loss) per common share	$ 0.12	$ 0.38	$ (0.65)	$ 1.17

10-Q Index

NOTE 5.     INVESTMENT SECURITIES

Carrying amounts and fair values of investment securities available for sale are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for sale	Cost	Gains	Losses	Value

September 30, 2009:
U.S. Government sponsored agencies and enterprises	$ 322,620	$ 1,385	$ (36)	$ 323,969
Bank notes issued through the TLGP(1)	1,628,495	222	(325)	1,628,392
States and political subdivisions	372,772	23,661	(309)	396,124
Residential mortgage-backed securities	1,625,378	11,441	(544)	1,636,275
Corporate bonds	6,381	-	-	6,381
Equity securities	3,742	97	-	3,839
Totals	$ 3,959,388	$ 36,806	$ (1,214)	$ 3,994,980

December 31, 2008:
U.S. Government sponsored agencies	$ 171,385	$ 7,988	$ -	$ 179,373
States and political subdivisions	417,608	12,585	(2,194)	427,999
Residential mortgage-backed securities	682,679	8,597	(991)	690,285
Corporate bonds	34,546	34	(15)	34,565
Equity securities	3,595	11	-	3,606
Debt securities issued by foreign governments	301	1	-	302
Totals	$ 1,310,114	$ 29,216	$ (3,200)	$ 1,336,130

(1)	Represents bank notes that are guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP).

The increase in government sponsored agencies and the addition of bank notes issued through the TLGP was a result of the acquisition of certain assets of Corus.  A majority of the investment securities acquired in the Corus transaction are expected to be sold to fund the redemption/run-off of out-of-market Corus certificates of deposit and money market accounts.  See Note 10.  The increase in mortgage-backed securities was a result of deploying cash acquired in the Corus transaction.

Unrealized losses on investment securities available for sale and the fair value of the related securities at September 30, 2009 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government sponsored agencies and enterprises	$ 255,044	$ (36)	$ -	$ -	$ 255,044	$ (36)
Bank notes issued through the TLGP	429,193	(325)	-	-	429,193	(325)
States and political subdivisions	8,125	(79)	4,628	(230)	12,753	(309)
Residential mortgage-backed securities	205,946	(537)	922	(7)	206,868	(544)
Totals	$ 898,308	$ (977)	$ 5,550	$ (237)	$ 903,858	$ (1,214)

The total number of security positions in the investment portfolio in an unrealized loss position at September 30, 2009 was 68.Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

10-Q Index

Management has the ability and intent to hold the securities in the table above until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of September 30, 2009, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2009, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Realized net gains (losses) on sale of investment securities available for sale are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Realized gains	$ 231	$ -	$ 14,090	$ 1,112
Realized losses	(228)	-	(300)	(6)
Net gains (losses)	$ 3	$ -	$ 13,790	$ 1,106

The amortized cost and fair value of investment securities available for sale as of September 30, 2009 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value

Due in one year or less	$ 151,184	$ 151,809
Due after one year through five years	1,858,650	1,862,815
Due after five years through ten years	258,982	275,629
Due after ten years	61,434	64,613
Equity securities	3,742	3,839
Mortgage-backed securities	1,625,378	1,636,275
Totals	$ 3,959,370	$ 3,994,980

Investment securities available for sale with carrying amounts of $711.4 million and $765.9 million at September 30, 2009 and December 31, 2008, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

10-Q Index

NOTE 6.     LOANS

Information about non-homogenous impaired loans, excluding loans held for sale, as of September 30, 2009 and December 31, 2008 is as follows (in thousands):

	September 30,	December 31,
	2009	2008

Impaired loans for which there were specific related allowance for loan losses	$ 269,499	$ 143,423

Related allowance for loan losses	$ 83,650	$ 52,112

(1)	Excludes purchased credit-impaired loans that were acquired as part of our Heritage, InBank, and Corus transactions. See definition of “purchased credit-impaired loans” below.

A reconciliation of the activity in the allowance for loan losses follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Balance at the beginning of period	$ 181,356	$ 82,544	$ 144,001	$ 65,103
Provision for loan losses	45,000	18,400	161,800	53,140
Charge-offs:
Commercial loans	(20,037)	(6,231)	(37,222)	(11,739)
Commercial loans collateralized by assignment
of lease payments (lease loans)	(269)	(482)	(5,074)	(818)
Commercial real estate loans	(2,006)	(2,292)	(26,943)	(7,796)
Construction real estate	(14,914)	(2,110)	(44,355)	(7,796)
Residential real estate	(290)	(315)	(894)	(433)
Indirect vehicle	(937)	(499)	(2,761)	(1,494)
Home equity	(650)	(628)	(2,208)	(1,298)
Consumer loans	(358)	(167)	(645)	(426)
Total charge-offs	(39,461)	(12,724)	(120,102)	(31,800)
Recoveries:
Commercial loans	71	132	148	537
Commercial loans collateralized by assignment
of lease payments (lease loans)	-	-	-	-
Commercial real estate loans	5	257	29	266
Construction real estate	2,042	40	2,802	951
Residential real estate	9	1	41	12
Indirect vehicle	194	152	455	509
Home equity	13	48	45	115
Consumer loans	3	13	13	30
Total recoveries	2,337	643	3,533	2,420

Total net charge-offs	(37,124)	(12,081)	(116,569)	(29,380)

Balance	$ 189,232	$ 88,863	$ 189,232	$ 88,863

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Third Quarter Results” and “ – Year-to-Date Results” in Item II below for further analysis of our provision for loan losses and charge-offs.

Purchased loans acquired in a business combination, including loans purchased in the Heritage, InBank, and Corus transactions, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments.  Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income.  Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

10-Q Index

In our acquisition of Heritage (see Note 2), the preliminary fair value of purchased credit-impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of the loan collateral.  The fair value of loans that were not credit-impaired was determined based on preliminary estimates of losses on defaults.  Due to the loss sharing agreement with the FDIC for the Heritage transaction, the Bank recorded a receivable from the FDIC equal to the corresponding reimbursement percentages on the estimated losses embedded in the loan portfolio.  The carrying amount of covered loans at September 30, 2009, consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table (in thousands):

	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Commercial related loans	$ 40,770	$ 20,072	$ 60,842
Other loans	3,178	27,210	30,388
Total covered loans	$ 43,948	$47,282	$91,230

Estimated reimbursable amounts from the
FDIC under the loss-share agreement	$ 9,171	$ 22,182	$ 31,353

Estimated reimbursable amounts from the FDIC related to purchased credit-impaired loans has decreased by more than $20 million since inception of the loss share arrangement, as losses have been reimbursed by the FDIC.  The reimbursable amount allocated to purchased non-credit-impaired loans is a result of the uncertainty of collections on loans currently performing.

The following table presents information regarding the preliminary estimates of the contractually required payments receivable, the cash flows expected to be collected, and the estimated fair value of the loans acquired in the Heritage, InBank and Corus transactions, as of the closing dates for those transactions (in thousands):

	Heritage		InBank		Corus
	February 27, 2009		September 4, 2009		September 11, 2009
	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans
Contractually required payments
Commercial related loans	$ 85,341	$ 37,871	$ 95,786	$ 20,785	$ 1,946	$ 27,278
Other loans	7,842	61,435	12,261	32,139	-	-
Total	$ 93,183	$ 99,306	$ 108,047	$ 52,924	$ 1,946	$ 27,278

Cash flows expected to be collected
Commercial related loans	$ 42,680	$ 24,334	$ 51,325	$ 18,669	$ 1,252	$ 26,636
Other loans	3,448	42,616	10,009	28,915	-	-
Total	$ 46,128	$ 66,950	$ 61,334	$ 47,584	$ 1,252	$ 26,636

Fair value of loans acquired
Commercial related loans	$ 42,586	$ 19,273	$ 46,983	$ 17,511	$ 1,252	$ 24,832
Other loans	3,405	27,203	9,450	26,688	-	-
Total	$ 45,991	$ 46,476	$ 56,433	$ 44,199	$ 1,252	$ 24,832

These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.  At September 30, 2009, a majority of the purchased credit-impaired loans were valued based on the liquidation value of the underlying collateral.  There was no allowance for credit losses related to these purchased credit-impaired loans at September 30, 2009.  Certain amounts related to the purchased loans are preliminary estimates.  The Company expects to finalize its analysis of these loans within twelve months of the acquisition dates and, therefore, adjustments to the estimated amounts may occur.

10-Q Index

NOTE 7.     GOODWILL AND INTANGIBLES

The excess of the cost of an acquisition over the fair value of the net assets acquired consists of goodwill, and core deposit and client relationship intangibles.  Under ASC Topic 350, goodwill is subject to at least annual assessments for impairment by applying a fair value based test.  The Company reviews goodwill and other intangible assets to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired, by comparing the carrying value of the asset with the anticipated future cash flows.

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the nine months ended September 30, 2009 or 2008.  Goodwill is tested for impairment at the reporting unit level.  A reporting unit is a majority owned subsidiary of the Company for which discrete financial information is available and regularly reviewed by management.  MB Financial Bank is currently the Company’s only applicable reporting unit for purposes of testing goodwill impairment.

The following table presents the changes in the carrying amount of goodwill during the nine months ended September 30, 2009 and the year ended December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Balance at the beginning of the period	$ 387,069	$ 379,047
Goodwill from business combinations	-	8,022
Balance at the end of period	$ 387,069	$ 387,069

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had, as of September 30, 2009, a remaining weighted average amortization period of approximately five years.  The following table presents the changes during the nine months ended September 30, 2009 in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of September 30, 2009 (in thousands):

September 30,
2009
Balance at beginning of period	$ 25,776
Amortization expense	(2,841)
Other intangibles from business combinations (1)	16,422
Balance at end of period	$ 39,357

Gross carrying amount	$ 67,894
Accumulated amortization	(28,537)
Net book value	$ 39,357

(1)	See Note 2 for additional information.

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2009	$ 1,563
2010	5,772
2011	4,847
2012	4,547
2013	4,082
Thereafter	18,546
$ 39,357

10-Q Index

NOTE 8.     NEW AUTHORITATIVE ACCOUNTING GUIDANCE

As discussed in Note 1 – Basis of Presentation, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

 ASC Topic 715, “Compensation - Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 will be included in the Company’s financial statements beginning with the financial statements for the year-ended December 31, 2009 and is not expected to have a significant impact on the Company’s financial statements.

ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010.  Management is currently evaluating the new authoritative guidance under ASC Topic 810 and its potential effect on the Company’s financial statements.

ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

ASC Topic 825, “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825, “Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in Note 16 - Fair Value of Financial Instruments.

ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010.  Management is currently evaluating the new authoritative guidance under ASC Topic 860 and its potential effect on the Company’s financial statements.

10-Q Index

NOTE 9.     STOCK-BASED COMPENSATION

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Total cost of share-based payment plans during the year	$ 1,474	$ 1,616	$ 3,871	$ 3,887

Amount of related income tax benefit recognized in income	$ 561	$ 460	$ 1,478	$ 1,227

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In April 2007, the Omnibus Plan was modified to add 2,250,000 authorized shares for a total of 6,000,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  As of September 30, 2009, there were 795,041 shares available for grant.  Grants under the Omnibus Plan can be in the form of options intended to be incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash awards.

During the third quarter of 2009, the Company issued 164,401 shares of performance-based restricted stock.  Because the performance component of the vesting terms has been satisfied, which required that the closing price of the Company’s common stock be at least $18.14 (150% of the closing price on the grant date) for ten consecutive trading days, these restricted stock awards generally will vest in full in the third quarter of 2012, on the third anniversary of the grant date.  The terms of each award also include certain restrictions that may be applicable to the award recipient to the extent necessary to ensure that the award complies with the limitations on compensation to which the Company is currently subject as a result of its participation in the TARP Capital Purchase Program of the U.S. Department of the Treasury.  These restrictions, to the extent applicable, could result in a reduction in the number of shares comprising the award and/or affect the vesting of the award and transferability of the shares.  A Monte Carlo simulation model was used to value the performance based restricted stock awards at the time of issuance.  Inputs are similar to those used to value stock options, discussed below.

Annual equity-based incentive awards are typically granted to selected officers and employees during the second or third quarter.  Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant; those option awards generally vest based on four years of continuous service and have 10-year contractual terms.  Options may also be granted at other times throughout the year in connection with the recruitment of new officers and employees.  Restricted shares granted to officers and employees typically vest over a two to three year period.  Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five-year term which are fully vested on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted stock, which vests one year after the grant date.

10-Q Index

The following table provides information about options outstanding for the nine months ended September 30, 2009:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(In millions)

Options outstanding as of December 31, 2008	3,241,278	$ 29.44
Granted	132,138	$ 12.41
Exercised	(35,028)	$ 9.66
Expired or cancelled	(79,709)	$ 29.05
Forfeited	(26,293)	$ 32.99
Options outstanding as of September 30, 2009	3,232,386	$ 28.94	5.98	$ 2.4

Options exercisable as of September 30, 2009	1,508,874	$ 28.85	3.46	$ 1.5

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

The following assumptions were used for options granted during the nine month period ended September 30, 2009:

September 30,
2009
Expected volatility	35.45%
Risk free interest rate	2.76%
Dividend yield	1.29%
Expected life	6 years

Weighted average fair value per option of options granted during the period	$ 4.08

The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $82 thousand and $1.8 million, respectively.

The following is a summary of changes in nonvested shares of restricted stock and nonvested restricted stock units for the nine months ended September 30, 2009:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Shares Outstanding at December 31, 2008	222,233	$ 29.29
Granted	343,084	10.18
Vested	(43,085)	34.53
Cancelled	(5,742)	28.09
Shares Outstanding at September 30, 2009	516,490	$ 16.17

As of September 30, 2009, there was $9.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.

10-Q Index

NOTE 10.  DEPOSITS

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At September 30,		At December 31,
	2009		2008
	Amount	Percent	Amount	Percent

Demand deposits, noninterest bearing	$ 2,925,714	25.60%	$ 960,117	14.78%
NOW and money market accounts	3,269,505	28.60%	1,465,436	22.56%
Savings deposits	570,974	5.00%	367,684	5.66%
Certificates of deposit	3,968,177	34.72%	2,604,565	40.10%
Public funds deposit	112,554	0.98%	232,994	3.59%
Brokered deposit accounts	583,143	5.10%	864,775	13.31%
Total	$ 11,430,067	100.00%	$ 6,495,571	100.00%

The increase in deposit balances from December 31, 2008 to September 30, 2009 was primarily a result of assuming the deposits of Corus.  The following table presents by deposit category, the amounts of deposits assumed in the Corus transaction as of the dates indicated (dollar amounts in thousands):

	September 11,	September 30,
	2009	2009
Non-interest bearing deposits	$ 367,414	$ 1,699,913
NOW and money market accounts	1,570,314	1,407,440
Savings deposits	98,408	96,813
Certificates of deposit	4,440,320	1,641,898
Contractual balance of deposits assumed	$ 6,476,456	$ 4,846,064

Shortly after the transaction closing on September 11, 2009, we issued checks to almost all out-of-market Corus certificate of deposit holders of approximately $2.4 billion for the redemption of these deposits.  Approximately $1.0 billion of the holders cashed their redemption checks prior to September 30, 2009.  Interest rates on some in-market Corus certificates of deposits were reduced shortly after the transaction closing, resulting in additional run-off of certificates of deposit.  Additionally, interest rates on almost all out-of-market Corus money market accounts were reduced to 5 basis points in September 2009.  We define “out-of-market” deposits as deposits held by customers who do not reside in zip codes inside or adjacent to our branch footprint.

NOTE 11.     SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30,		December 31,
	2009		2008
	Weighted		Weighted
	Average		Average
	Interest Rate	Amount	Interest Rate	Amount

Federal funds purchased	-	$ -	0.68%	$ 5,000
Federal Reserve Term Auction Funds	0.25%	100,000	0.42%	100,000
Assets under agreements to repurchase	0.55%	236,162	0.48%	282,832
Federal Home Loan Bank Advances	3.36%	100,766	2.46%	100,787
	1.13%	$ 436,928	0.88%	$ 488,619

The Company uses the Federal Reserve Term Auction Funds for short-term funding.  Each auction is for a fixed amount and the rate is determined by the auction process.  These borrowings are primarily collateralized by commercial and indirect vehicle loans with unpaid principal balances aggregating no less than 200% of the outstanding advances from the Federal Reserve Term Auction.

10-Q Index

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

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $100.8 million in fixed rate advances at September 30, 2009 and December 31, 2008.  At September 30, 2009, fixed rate advances had effective interest rates ranging from 3.35% to 4.22% and are subject to a prepayment fee.  At September 30, 2009, the advances had maturities ranging from November 2009 to January 2010.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  The Company had $477.2 million and $405.0 million, as of September 30, 2009 and December 31, 2008, respectively, of loans pledged as collateral for short-term and long-term Federal Home Loan Bank advances.  Additionally, as of September 30, 2009 and December 31, 2008, the Company had $37.3 million and $181.0 million, respectively, of investment securities pledged as collateral for short-term and long-term advances from the Federal Home Loan Bank.

NOTE 12.     LONG-TERM BORROWINGS

The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $228.6 million and $352.5 million at September 30, 2009 and December 31, 2008, respectively.  As of September 30, 2009, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.26% to 5.87%.  At September 30, 2009, the advances had maturities ranging from June 2011 to April 2035.

The Company had notes payable to banks totaling $21.9 million and $27.7 million at September 30, 2009 and December 31, 2008, respectively, which as of September 30, 2009, were accruing interest at rates ranging from 3.90% to 10.00%.  Lease investments includes equipment with an amortized cost of $28.7 million and $34.8 million at September 30, 2009 and December 31, 2008, respectively, that is pledged as collateral on these notes.

The Company had a $40 million ten year structured repurchase agreement which is non-putable until 2011 as of September 30, 2009.  The borrowing agreement floats at 3-month LIBOR less 37 basis points and reprices quarterly.  The counterparty to the repurchase agreement has a one-time put option in 2011.  If the option is not exercised, the repurchase agreement converts to a fixed rate borrowing at 4.75% for the remaining term, which would expire in 2016.

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

10-Q Index

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2009 (in thousands):

	Coal City	MB Financial	MB Financial (3)	MB Financial (4)
	Capital Trust I	Capital Trust II	Capital Trust III	Capital Trust IV
Junior Subordinated Notes:
Principal balance	$ 25,774	$ 36,083	$ 10,310	$ 20,619
Annual interest rate	3-mo LIBOR +1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	September 15, 2010	September 23, 2011	September 15, 2011

Trust Preferred Securities:
Face Value	$ 25,774	$ 35,000	$ 10,000	$ 20,000
Annual distribution rate	3-mo LIBOR +1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly
	MB Financial (4)	MB Financial	FOBB (2) (3)	FOBB (2)
	Capital Trust V	Capital Trust VI	Capital Trust I	Capital Trust III
Junior Subordinated Notes:
Principal balance	$ 30,928	$ 23,196	$ 6,186	$ 5,155
Annual interest rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	10.60%	3-mo LIBOR +2.80%
Stated maturity date	December 15, 2037	October 30, 2037	September 7, 2030	January 23, 2034
Call date	December 15, 2012	October 30, 2012	September 7, 2010	January 23, 2009

Trust Preferred Securities:
Face Value	$ 30,000	$ 22,500	$ 6,000	$ 5,000
Annual distribution rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	10.60%	3-mo LIBOR +2.80%
Issuance date	September 2007	October 2007	September 2000	December 2003
Distribution dates (1)	Quarterly	Quarterly	Semi-annual	Quarterly

(1)	All distributions are cumulative and paid in cash.
(2)	Amount does not include purchase accounting adjustments totaling a premium of $461 thousand associated with FOBB Capital Trust I and III.
(3)	Callable at a premium through 2020.
(4)	Callable at a premium through 2011.

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

NOTE 14.     DERIVATIVE FINANCIAL INSTRUMENTS

ASC Topic 815 requires the Company to designate each derivative contract at inception as either a fair value hedge or a cash flow hedge.  Currently, the Company has only fair value hedges in the portfolio.  For fair value hedges, the interest rate swaps are structured so that all of the critical terms of the hedged items match the terms of the appropriate leg of the interest rate swaps at inception of the hedging relationship.  The Company tests hedge effectiveness on a quarterly basis for all fair value hedges.  For prospective and retrospective hedge effectiveness, we use the dollar offset approach.  In periodically assessing retrospectively the effectiveness of a fair value hedge in having achieved offsetting changes in fair values under a dollar-offset approach, the Company uses a cumulative approach on individual fair value hedges.

10-Q Index

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps and fair value brokered deposit interest rate swaps with aggregate notional amounts of $10.3 million and $9.8 million, respectively, at September 30, 2009.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income and other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives, including foreign currency forward contracts, to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.  The notional amounts and fair values of open foreign currency forward contracts were not significant at September 30, 2009 and December 31, 2008.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable for September 30, 2009 was approximately $11 thousand and the net amount receivable for December 31, 2008 was approximately $596 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At September 30, 2009, the Company's credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of September 30, 2009 and December 31, 2008 (dollars in thousands):

		September 30, 2009					December 31, 2008
				Weighted Average
	Balance Sheet	Notional	Estimated	Years to	Receive	Pay	Notional	Estimated
	Location	Amount	Fair Value	Maturity	Rate	Rate	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	Other liabilities	$ 10,326	$ 666	3.8	2.38%	6.23%	$ 13,039	$ 1,022
Receive fixed/pay variable swaps (2)	Other assets	9,770	175	0.4	4.20%	0.13%	57,177	631

Non-hedging derivative instruments (3)
Pay fixed/receive variable swaps	Other liabilities	271,086	(17,028)	6.2	2.21%	5.99%	203,040	(24,169)
Pay variable/receive fixed swaps	Other assets	271,316	17,032	6.2	5.99%	2.21%	204,863	24,182
Total portfolio swaps		$ 562,498	$ 845	6.1	4.07%	4.07%	$ 478,119	$ 1,666

(1) Hedged fixed-rate commercial real estate loans
(2) Hedges fixed-rate callable brokered deposits
(3) These portfolio swaps are not designated as hedging instruments under ASC.

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows (dollars in thousands):

Location of Gain or (Loss)
	Recognized in Income on	Three Months Ended		Nine Months Ended
	Derivatives	September 30,		September 30,
		2009	2008	2009	2008

Interest rate swaps	Other income	$ 1	$ 4	$ 304	$ 4

10-Q Index

Amounts included in the consolidated statements of income related to non-hedging derivative instruments were as follows (dollars in thousands):

Location of Gain or (Loss)
	Recognized in Income on	Three Months Ended		Nine Months Ended
	Derivatives	September 30,		September 30,
		2009	2008	2009	2008

Interest rate swaps	Other income	$ (2)	$ (35)	$ (9)	$ 42

NOTE 15.     COMMITMENTS AND CONTINGENCIES

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

At September 30, 2009 and December 31, 2008, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contract Amount
	September 30,	December 31,
	2009	2008
Commitments to extend credit:
Home equity lines	$ 349,982	$ 376,854
Other commitments	1,128,023	1,261,276

Letter of credit:
Standby	110,972	119,504
Commercial	43,956	55,269

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer's needs.  As of September 30, 2009, the maximum remaining term for any standby letter of credit was December 31, 2014.  A fee of at least two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

Of the $154.9 million in letter of credit commitments outstanding at September 30, 2009, approximately $74.9 million of the letters of credit have been issued or renewed since December 31, 2008.

10-Q Index

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

As of September 30, 2009, the Company had approximately $1.4 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

NOTE 16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert expected future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).  Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

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

10-Q Index

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

10-Q Index

Financial Instruments Recorded at Fair Value on a Recurring Basis

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Fair Value Measurements at September 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets
Securities available for sale:
Government sponsored agencies and enterprises	$ 323,969	$ 9,112	$ 314,857	$ -
Bank notes issued through the TLGP	1,628,392	1,443,635	184,757	-
States and political subdivisions	396,124	3,137	392,987	-
Residential mortgage-backed securities	1,636,275	939,167	697,108	-
Corporate bonds	6,381	-	4,751	1,630
Equity securities	3,839	3,839	-	-
Assets held in trust for deferred compensation	5,580	5,580	-	-
Derivative financial instruments	17,207	-	17,207	-
Financial liabilities
Other liabilities (1)	5,580	5,580	-	-
Derivative financial instruments	16,362	-	16,362	-

(1) Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

Nine Months Ended
(in thousands)	September 30, 2009

Balance beginning of period	$ 1,630
Transfer into Level 3	-
Net unrealized losses	-
Impairment charges	-
$ 1,630

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

Loans held for sale.  Loans held for sale are recorded at the lower of cost or fair value and therefore are reported at fair value on a non-recurring basis.  The fair values for loans held for sale are based on either observable transactions of similar instruments or formally committed loan sale prices or valuations performed using discounted cash flows with observable inputs and are classified as  Level 2.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired loans, the Company obtains a current external appraisal.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than 6 months old, the Company often further discounts market prices by 20%-30% and in some cases, up to an additional 50%.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

10-Q Index

Other Real Estate and Repossessed Vehicles Owned (Foreclosed Assets).  Foreclosed assets, upon initial recognition, are measured and reported at fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset.  The fair value of foreclosed assets, upon initial recognition, are estimated using Level 3 inputs based on customized discounting criteria.  Other than foreclosed assets measured at fair value upon initial recognition, no foreclosed assets were re-measured at fair value during the nine months ended September 30, 2009.

FDIC indemnification asset. As part of the Heritage transaction, the Company and the FDIC entered into a loss sharing agreement. This agreement covers realized losses on loans and foreclosed real estate. Under this agreement, the FDIC will reimburse the Company for 80% of the first $51.8 million in realized losses. The FDIC will reimburse the Company 95% on realized losses that exceed $51.8 million. This agreement extends for ten years for 1-4 family real estate loans and for five years for other loans. This loss sharing asset is measured separately from the loan portfolio because it is not contractually embedded in the loans and is not transferable with the loans should the Company choose to dispose of them. Fair value at the acquisition date (February 27, 2009) was estimated using Level 3 inputs based on projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages.  This loss sharing asset is also separately measured from the related foreclosed real estate.  Although this asset is a contractual receivable from the FDIC, there is no contractual interest rate.

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.

Assets measured at fair value on a nonrecurring basis are included in the table below (in thousands):

Fair Value Measurements at September 30, 2009 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Loans held for sale	$ 6,250	$ -	$ 6,250	$ -
Impaired loans	$ 185,849	$ -	$ -	$ 185,849
Foreclosed assets	$ 30,307	$ -	$ -	$ 30,307
FDIC indemnification asset	$ 31,353	$ -	$ -	$ 31,353

ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of life insurance policies.  The methodologies for other financial assets and financial liabilities are discussed below:

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

10-Q Index

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

The estimated fair values of financial instruments are as follows (in thousands):

	September 30,		December 31,
	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$ 125,010	$ 125,010	$ 79,824	$ 79,824
Interest bearing deposits with banks	2,549,562	2,549,562	261,834	261,880
Investment securities available for sale	3,994,980	3,994,980	1,336,130	1,336,130
Non-marketable securities - FHLB and FRB stock	70,031	70,031	64,246	64,246
Loans held for sale	6,250	6,250	-	-
Loans, net	6,303,263	6,184,525	6,084,562	6,185,940
Foreclosed assets	30,307	30,307	4,366	4,366
FDIC indemnification asset	31,353	31,353	-	-
Accrued interest receivable	35,780	35,780	34,096	34,096
Derivative financial instruments	17,207	17,207	25,835	25,835

Financial Liabilities:
Non-interest bearing deposits	$ 2,925,714	$ 2,925,714	$ 960,117	$ 960,117
Interest bearing deposits	8,504,353	8,553,976	5,535,454	5,561,809
Short-term borrowings	436,928	427,207	488,619	476,899
Long-term borrowings	341,315	349,661	471,466	484,454
Junior subordinated notes issued to capital trusts	158,712	86,024	158,824	94,936
Accrued interest payable	14,702	14,702	21,289	21,289
Derivative financial instruments	16,362	16,362	24,169	24,169

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$ -	$ 2,093	$ -	$ 3,455

10-Q Index

NOTE 17.  COMMON AND PREFERRED STOCK

The Series A Preferred Stock was issued as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program of the United States Department of the Treasury (“Treasury”).  The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Concurrent with issuing the Series A Preferred Stock, the Company issued to the Treasury a ten year warrant (the “Warrant”) to purchase 1,012,048 shares of the Company’s Common Stock at an exercise price of $29.05 per share.

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

On September 17, 2009, the Company completed a public offering of its common stock by issuing 12,578,125 shares of common stock for aggregate gross proceeds of $201.3 million.  The net proceeds to the Company after deducting underwriting discounts and commissions and estimated offering expenses are expected to be approximately $190.9 million.  With the proceeds from this offering and the proceeds received by the Company from issuances pursuant to its Dividend Reinvestment and Stock Purchase Plan, the Company has received aggregate gross proceeds from “Qualified Equity Offerings” in excess of the $196.0 million aggregate liquidation preference amount of its Series A preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program.  As a result, the number of shares of the Company’s common stock underlying the Warrant has been reduced by 50%, from 1,012,048 shares to 506,024 shares.

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

Overview

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses.  The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  Additionally, our net income is affected by other income and other expenses.  The provision for loan losses reflects the amount that we believe is adequate to cover potential credit losses in our loan portfolio.  For the three and nine month periods under report, other income consisted of loan service fees, deposit service fees, net lease financing income, brokerage fees, asset management and trust fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net gains (losses) on sale of other assets, acquisition related gains and other operating income.  Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, FDIC insurance premiums, impairment charges and other operating expenses.  Our net income also is affected by discontinued operations, which for the periods under report represents the results of operations from our merchant card processing business, which we sold during the third quarter of 2009, resulting in the recognition of a pre-tax gain of $10.2 million.  We entered into a revenue sharing agreement with the purchaser of that business to offer merchant card processing services to our bank customers on a going forward basis.  We expect that the impact on our future earnings per share and operating results from the sale of our merchant card processing business, including any income we earn under the revenue sharing agreement, will be immaterial.

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

The Company had net income available to common stockholders of $4.9 million for the third quarter of 2009, compared to net income available to common shareholders of $13.2 million for the third quarter of 2008.  Our 2009 third quarter results generated an annualized return on average assets of 0.30% and an annualized return on average common equity of 2.13%, compared to 0.63% and 5.91%, respectively, for the same period in 2008.  Fully diluted earnings per common share for the third quarter of 2009 were $0.12 compared to $0.38 per common share in the 2008 third quarter.

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

10-Q Index

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At September 30, 2009, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $55.2 million.  See Note 1 and Note 7 of the notes to our December 31, 2008 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2008 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2009, the Company had $500 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of September 30, 2009, the Company did not have any accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

Goodwill.  The excess of the cost of an acquisition over the fair value of the net assets acquired consists of goodwill, and core deposit and client relationship intangibles.  See Note 7 to the Consolidated Financial Statements for further information regarding core deposit and client relationship intangibles.  Under the provisions of ASC Topic 350, goodwill is subject to at least annual assessments for impairment by applying a fair value based test.  The Company reviews goodwill and other intangible assets to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired, by comparing the carrying value of the asset with the anticipated future cash flows.

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the last nine months ended September 30, 2009 or 2008.  Goodwill is tested for impairment at the reporting unit level.  A reporting unit is a majority owned subsidiary of the Company for which discrete financial information is available and regularly reviewed by management.  MB Financial Bank is currently the Company’s only applicable reporting unit for purposes of testing goodwill impairment.

10-Q Index

Results of Operations

Third Quarter Results

The Company had net income available to common stockholders of $4.9 million for the third quarter of 2009, compared to net income available to common shareholders of $13.2 million for the third quarter of 2008.  The results for the third quarter of 2009 generated an annualized return on average assets of 0.30% and an annualized return on average common equity of 2.13%, compared to 0.63% and 5.91%, respectively, for the same period in 2008.

Net interest income was $60.9 million for the three months ended September 30, 2009, an increase of $4.3 million, or 7.6% from $56.6 million for the comparable period in 2008.  See "Net Interest Margin" section below for further analysis.

Provision for loan losses was $45.0 million in the third quarter of 2009 as compared to $18.4 million in third quarter of 2008.  Net charge-offs were $37.1 million in the quarter ended September 30, 2009 compared to $12.1 million in the quarter ended September 30, 2008.   The increase in our provision for loan losses was primarily due to the increases in non-performing loans and net charge-offs, and the migration of performing loans from better risk ratings to worse risk ratings during the third quarter of 2009.  The migration of performing loans to worse risk ratings was primarily due to worsening macroeconomic factors, declines in the values of collateral and a deteriorating business environment during 2009.  Also factoring into our provision was our loan growth over the past twelve months.

The underlying value of collateral on impaired loans deteriorated during the fourth quarter of 2008 and the first nine months of 2009.  Overall, the business environment has been adverse for many households and businesses in the United States, including those in the Chicago metropolitan area.  The business environment began to significantly deteriorate beginning in the third quarter of 2008 as a result of significant job losses and housing foreclosures.  Single family homes, condominiums, retail property, manufacturing property, and vacant land all experienced a significant decrease in demand due to the worsening economic environment during the past several quarters.  As a result, significant declines in the values of single family homes and other properties occurred and required higher reserves on impaired loans, potential problem loans and increased reserves based on the macroeconomic environment.

See “Asset Quality” below for further analysis of the allowance for loan losses.

Other Income (in thousands):
	Three Months Ended
	September 30,	September 30,	Increase/	Percentage
	2009	2008	(Decrease)	Change
Other income:
Loan service fees	$ 1,565	$ 2,385	$ (820)	(34%)
Deposit service fees	7,912	7,330	582	8%
Lease financing, net	3,937	4,533	(596)	(13%)
Brokerage fees	1,004	1,177	(173)	(15%)
Trust and asset management fees	3,169	3,276	(107)	(3%)
Net gain on sale of investment securities	3	-	3	N/A
Increase in cash surrender value of life insurance	664	1,995	(1,331)	(67%)
Net gain on sale of other assets	12	26	(14)	(54%)
Acquisition related gain	10,222	-	10,222	N/A
Other operating income	2,412	1,158	1,254	108%
Total other income	$ 30,900	$ 21,880	$ 9,020	41%

Other income increased for the third quarter of 2009 compared to the third quarter of 2008, primarily due to the gain recognized on the InBank transaction.  Loan service fees decreased, primarily due to a decrease in letter of credit and prepayment fees.  Deposit service fees increased primarily due to an increase in commercial deposit fees mostly due to the Corus transaction.  Net lease financing decreased, primarily due to lower residual realizations during the third quarter of 2009 compared to the third quarter of 2008.  The decrease in cash surrender value of life insurance was primarily due to a decrease in overall interest rates from the third quarter of 2008 to the third quarter of 2009, and $938 thousand of death benefits on bank owned life insurance policies that we recognized during the three months ended September 30, 2008.  Other operating income increased primarily due to an increase in market value of assets held in trust for deferred compensation during the third quarter of 2009 compared to the third quarter of 2008.  See Note 2 to the Consolidated Financial Statements for further information regarding the InBank and Corus transactions.

10-Q Index

Other Expense (in thousands):
	Three Months Ended
	September 30,	September 30,	Increase /	Percentage
	2009	2008	(Decrease)	Change

Other expense:
Salaries and employee benefits	$ 31,196	$ 29,139	$ 2,057	7%
Occupancy and equipment expense	7,803	7,107	696	10%
Computer services expense	2,829	1,840	989	54%
Advertising and marketing expense	1,296	1,451	(155)	(11%)
Professional and legal expense	1,126	884	242	27%
Brokerage fee expense	478	564	(86)	(15%)
Telecommunication expense	812	620	192	31%
Other intangibles amortization expense	966	913	53	6%
FDIC insurance premiums	3,206	292	2,914	998%
Impairment charges	4,000	-	4,000	N/A
Other operating expenses	5,446	4,963	483	10%
Total other expenses	$ 59,158	$ 47,773	$ 11,385	24%

The Heritage, InBank and Corus transactions increased salaries and employee benefits expense, occupancy and equipment expense, computer services expense, and FDIC insurance premiums from the third quarter of 2008 to the third quarter of 2009 by approximately $1.7 million, $473 thousand, $765 thousand, and $564 thousand, respectively.  Additionally, FDIC insurance premium expense increased due to our FDIC credits being fully utilized during the fourth quarter of 2008 combined with the FDIC increasing its assessment rate from the third quarter of 2008 to the third quarter of 2009.  During the third quarter of 2009, the Company conducted an impairment review of branch office locations to be consolidated due to the Company’s recent acquisitions.   As a result, the Company recognized a $4.0 million impairment charge related to three branches in the third quarter of 2009.  See Note 2 to the Consolidated Financial Statements for further information regarding our acquisitions of Heritage, InBank, and Corus.

The Company had an income tax benefit of $15.2 million for the three months ended September 30, 2009 compared to an income tax benefit of $743 thousand for the same period in 2008.  In the third quarter of 2009, the Company increased the amount of benefit recognized with respect to certain previously identified uncertain tax positions as a result of developments in pending tax audits.  The increase in recognized tax benefit resulted in a $7.8 million increase in income tax benefit in the third quarter of 2009.

Year-To-Date Results

The Company had a net loss available to common stockholders of $24.1 million for the first nine months of 2009, compared to net income available to common stockholders of $41.0 million for the first nine months of 2008.  The results for the first nine months of 2009 generated an annualized return on average assets of (0.24%) and an annualized return on average common equity of (3.65%), compared to 0.67% and 6.22%, respectively, for the same period in 2008.

Net interest income was $176.4 million for the nine months ended September 30, 2009, an increase of $10.2 million, or 6.1% from $166.1 million for the comparable period in 2008.  See "Net Interest Margin" section below for further analysis.

Provision for loan losses was $161.8 million in the first nine months of 2009 as compared to $53.1 million in the first nine months of 2008.  Net charge-offs were $116.6 million in the nine months ended September 30, 2009 compared to $29.4 million in the nine months ended September 30, 2008.  The increase in our provision for loan losses was primarily due to the increases in non-performing loans and net charge-offs, and the migration of performing loans from better risk ratings to worse risk ratings during the nine months ended September 30, 2009.  The migration of performing loans to worse risk ratings was primarily due to worsening macroeconomic factors, declines in the values of collateral and deteriorating business environment during the nine months ended September 30, 2009.  Also factoring into our provision was our loan growth over the past nine months.

10-Q Index

Additionally, the underlying value of collateral on impaired loans deteriorated during the fourth quarter of 2008 and the first nine months of 2009.  Overall, the business environment has been adverse for many households and businesses in the United States, including those in the Chicago metropolitan area.  The business environment began to significantly deteriorate beginning in the third quarter of 2008 as a result of significant job losses and housing foreclosures.  Single family homes, condominiums, retail property, manufacturing property, and vacant land all experienced a significant decrease in demand due to the worsening economic environment during the past several quarters.  As a result, significant declines in the values of single family homes and other properties occurred and required higher reserves on impaired loans, potential problem loans and increased reserves based on the macroeconomic environment.

See “Asset Quality” below for further analysis of the allowance for loan losses.

Other Income (in thousands):
	Nine Months Ended
	September 30,	September 30,	Increase/	Percentage
	2009	2008	(Decrease)	Change
Other income:
Loan service fees	$ 5,190	$ 7,330	$ (2,140)	(29%)
Deposit service fees	21,289	20,747	542	3%
Lease financing, net	12,729	12,369	360	3%
Brokerage fees	3,334	3,349	(15)	(0%)
Trust and asset management fees	9,246	9,085	161	2%
Net gain on sale of investment securities	13,790	1,106	12,684	1,147%
Increase in cash surrender value of life insurance	1,790	4,729	(2,939)	(62%)
Net loss on sale of other assets	(25)	(230)	205	(89%)
Acquisition related gain	10,222	-	10,222	N/A
Other operating income	6,662	4,304	2,358	55%
Total other income	$ 84,227	$ 62,789	$ 21,438	34%

As in the “Third Quarter Results”, other income was impacted during the nine months ended September 30, 2009 by the $10.2 million gain generated by the InBank transaction, as well as a net gain on sale of investment securities of $13.8 million compared with a net gain on sale of investment securities of $1.1 million during the nine months ended September 30, 2008.  Loan service fees decreased, primarily due to a decrease in letter of credit and prepayment fees.  The decrease in cash surrender value of life insurance was primarily due to a decrease in overall interest rates from the nine months ended September 30, 2008 to the nine months ended September 30, 2009, and $1.4 million of death benefits on bank owned life insurance policies that we recognized during the nine months ended September 30, 2008.  Other operating income increased primarily due to an increase in gains recognized on the sale of loans, and an increase in market value of assets held in trust for deferred compensation during the nine months ended September 30, 2009.

Other Expense (in thousands):
	Nine Months Ended
	September 30,	September 30,	Increase/	Percentage
	2009	2008	(Decrease)	Change
Other expense:
Salaries and employee benefits	$ 87,263	$ 84,778	$ 2,485	3%
Occupancy and equipment expense	22,636	21,574	1,062	5%
Computer services expense	7,129	5,419	1,710	32%
Advertising and marketing expense	3,502	4,186	(684)	(16%)
Professional and legal expense	3,215	1,993	1,222	61%
Brokerage fee expense	1,446	1,453	(7)	(0%)
Telecommunication expense	2,306	2,154	152	7%
Other intangibles amortization expense	2,841	2,641	200	8%
FDIC insurance premiums	12,663	689	11,974	1,738%
Impairment charges	4,000	-	4,000	N/A
Other operating expenses	15,677	14,492	1,185	8%
Total other expense	$ 162,678	$ 139,379	$ 23,299	17%

10-Q Index

Other expense increased primarily due to an increase in FDIC insurance premium expense, as general insurance assessment rates increased and the FDIC imposed a special premium on all insured depository institutions based on assets as of June 30, 2009.  The Heritage, InBank and Corus transactions increased salaries and employee benefits expense, occupancy and equipment expense, computer services expense, and FDIC insurance premiums by approximately $2.4 million, $808 thousand, $1.2 million and $653 thousand, respectively.  Professional and legal expense increased primarily due to loan collection costs during the nine months ended September 30, 2009.  Other operating expenses increased primarily due to an increase in expenses related to other real estate owned from the nine months ended September 30, 2008 to the nine months ended September 30, 2009.  As in the “Third Quarter Results”, other expense was also impacted during the nine months ended September 30, 2009 by the $4.0 million impairment charge relating to the consolidation of the three branch offices.

The Company had an income tax benefit of $42.7 million for the first nine months ended September 30, 2009 compared to income tax benefit of $4.2 million for the same period in 2008.  During the nine months ended September 30, 2009, our taxable income significantly decreased compared to the same period in 2008, primarily due to our results of operations during the nine months ended September 30, 2009.  As in the “Third Quarter Results”, the Company increased the amount of benefit recognized with respect to certain previously identified uncertain tax positions as a result of certain developments in pending tax audits.  The increase in recognized tax benefit resulted in a $7.8 million increase in income tax benefit in the nine months ended September 30, 2009.

10-Q Index

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended September 30,
	2009			2008
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$ 6,371,608	$ 81,979	5.10%	$ 5,955,311	$ 87,422	5.84%
Loans exempt from federal income taxes (4)	80,486	1,294	6.29	70,868	1,299	7.17
Taxable investment securities	1,032,410	6,444	2.50	911,034	10,569	4.64
Investment securities exempt from federal income taxes (4)	379,056	5,515	5.69	425,120	6,118	5.63
Federal funds sold	-	-	-	32,420	165	1.99
Other interest bearing deposits	965,276	760	0.31	16,065	84	2.08
Total interest earning assets	8,828,836	$ 95,992	4.31	7,410,818	$ 105,657	5.67
Non-interest earning assets	966,289			947,167
Total assets	$ 9,795,125			$ 8,357,985

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 2,118,024	$ 4,461	0.84%	$ 1,285,293	$ 5,492	1.70%
Savings deposits	477,048	447	0.37	384,059	270	0.28
Time deposits	3,687,891	22,754	2.45	3,640,049	31,454	3.44
Short-term borrowings	428,615	1,222	1.13	541,513	2,966	2.18
Long-term borrowings and junior subordinated notes	504,218	3,791	2.94	640,096	6,273	3.83
Total interest bearing liabilities	7,215,796	$ 32,675	1.80	6,491,010	$ 46,455	2.85
Non-interest bearing deposits	1,445,937			904,571
Other non-interest bearing liabilities	34,182			74,198
Stockholders' equity	1,099,210			888,206
Total liabilities and stockholders' equity	$ 9,795,125			$8,357,985
Net interest income/interest rate spread (5)		$ 63,317	2.51%		$ 59,202	2.82%
Taxable equivalent adjustment		2,383			2,596
Net interest income, as reported		$ 60,934			$ 56,606
Net interest margin (6)			2.74%			3.04%
Tax equivalent effect			0.11%			0.14%
Net interest margin on a fully tax equivalent basis (6)			2.85%			3.18%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $1.2 million and $1.8 million for the three months ended September 30, 2009 and 2008, respectively.
(3)	Loans held for sale are included in the average loan balance listed. Related interest income is included in loan interest income.
(4)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(5)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income was $60.9 million for the three months ended September 30, 2009, an increase of $4.3 million, or 7.6% from $56.6 million for the comparable period in 2008.  The increase in average interest earning assets and average interest bearing liabilities was primarily due to the Heritage, InBank and Corus transactions.  Our assumption of Corus deposits and acquisition of interest earning Corus assets negatively impacted our net interest margin by approximately 60 basis points or $2.3 million.  Excluding the Corus transaction, our net interest margin on a fully tax equivalent basis would have been approximately 3.45%, or 27 basis points greater than for the third quarter of 2008.  At September 30, 2009, we had approximately $2.5 billion of interest earning deposits with banks (cash on deposit at the Federal Reserve).  We expect to utilize a majority of this cash to clear the outstanding redemption checks issued for the out-of-market CDs assumed in the Corus transaction, and to fund anticipated withdrawals of out-of-market Corus money market accounts, as well as some in-market run-off of previously higher rate deposits assumed in the Corus and InBank transactions.  Our non-performing loans negatively impacted the net interest margin during the third quarter of 2009 and the third quarter of 2008 by approximately 17 basis points, and 10 basis points, respectively.

10-Q Index

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Nine Months Ended September 30,
	2009			2008
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$ 6,320,704	$ 244,713	5.18%	$ 5,826,139	$ 267,631	6.14%
Loans exempt from federal income taxes (4)	80,039	3,911	6.44	54,746	3,031	7.27
Taxable investment securities	891,142	23,738	3.55	872,679	30,541	4.67
Investment securities exempt from federal income taxes (4)	398,897	17,317	5.72	411,954	17,781	5.67
Federal funds sold	-	-	-	16,907	274	2.13
Other interest bearing deposits	455,354	1,039	0.31	16,597	279	2.25
Total interest earning assets	8,146,136	$ 290,718	4.77	7,199,022	$ 319,537	5.93
Non-interest earning assets	953,956			935,373
Total assets	$ 9,100,092			$ 8,134,395

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 1,778,656	$ 12,250	0.92%	$ 1,249,186	$ 16,857	1.80%
Savings deposits	439,674	1,222	0.37	388,217	982	0.34
Time deposits	3,573,215	76,746	2.87	3,314,362	94,535	3.81
Short-term borrowings	480,127	4,024	1.12	767,814	16,184	2.82
Long-term borrowings and junior subordinated notes	518,288	12,695	3.23	563,311	17,553	4.09
Total interest bearing liabilities	6,789,960	$ 106,937	2.11	6,282,890	$ 146,111	3.11
Non-interest bearing deposits	1,162,003			883,131
Other non-interest bearing liabilities	73,456			88,243
Stockholders' equity	1,074,673			880,131
Total liabilities and stockholders' equity	$ 9,100,092			$ 8,134,395
Net interest income/interest rate spread (5)		$ 183,781	2.66%		$ 173,426	2.82%
Taxable equivalent adjustment		7,430			7,284
Net interest income, as reported		$ 176,351			$ 166,142
Net interest margin (6)			2.89%			3.08%
Tax equivalent effect			0.13%			0.14%
Net interest margin on a fully tax equivalent basis (6)			3.02%			3.22%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $3.9 million and $5.3 million for the nine months ended September 30, 2009 and 2008, respectively.
(3)	Loans held for sale are included in the average loan balance listed. Related interest income is included in loan interest income.
(4)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(5)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income was $176.4 million for the nine months ended September 30, 2009, an increase of $10.2 million, or 6.1% from $166.1 million for the comparable period in 2008.  The growth in net interest income reflects a $947.1 million, or 13.2% increase in average interest earning assets which was partially offset by approximately 20 basis points of margin compression.  The increase in average interest earning assets and average interest bearing liabilities was primarily due to the Heritage, InBank and Corus transactions.  The net interest margin, expressed on a fully tax equivalent basis, was 3.02% for the first nine months of 2009 and 3.22% for the first nine months of 2008.  Our non-performing loans negatively impacted the net interest margin during the first nine months of 2009 and the first nine months of 2008 by approximately 16 basis points, and 7 basis points, respectively.

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

	Three Months Ended			Nine Months Ended
	September 30, 2009 Compared to September 30, 2008			September 30, 2009 Compared to September 30, 2008
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Earning Assets:
Loans	$ 6,351	$ (11,794)	$ (5,443)	$ 22,767	$ (45,685)	$ (22,918)
Loans exempt from federal income taxes (1)	165	(170)	(5)	1,266	(386)	880
Taxable investments securities	1,263	(5,388)	(4,125)	631	(7,434)	(6,803)
Investment securities exempt from federal income taxes (1)	(669)	66	(603)	(580)	116	(464)
Federal funds sold	(83)	(82)	(165)	(137)	(137)	(274)
Other interest bearing deposits	806	(130)	676	1,203	(443)	760
Total increase (decrease) in interest income	7,833	(17,498)	(9,665)	25,150	(53,969)	(28,819)
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	2,546	(3,577)	(1,031)	5,510	(10,117)	(4,607)
Savings deposits	74	103	177	137	103	240
Time deposits	408	(9,108)	(8,700)	6,919	(24,708)	(17,789)
Short-term borrowings	(528)	(1,216)	(1,744)	(4,665)	(7,495)	(12,160)
Long-term borrowings and junior subordinated notes	(1,184)	(1,298)	(2,482)	(1,325)	(3,533)	(4,858)
Total increase (decrease) in interest expense	1,316	(15,096)	(13,780)	6,576	(45,750)	(39,174)
Total increase (decrease) in net interest income	$ 6,517	$ (2,402)	$ 4,115	$ 18,574	$ (8,219)	$ 10,355

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets increased $5.3 billion or 60.3% from $8.8 billion at December 31, 2008 to $14.1 billion at September 30, 2009.  Interest bearing deposits with banks and investment securities available for sale increased $2.3 billion and $2.7 billion, respectively, from December 31, 2008 to September 30, 2009.  These increases were primarily the result of the Corus transaction.  At September 30, 2009 we had approximately $2.5 billion of interest earning deposits with banks (cash on deposit at the Federal Reserve).  We expect to utilize a majority of this cash to clear the outstanding redemption checks issued for the out-of-market CDs assumed in the Corus transaction, and to fund anticipated withdrawals of out-of-market Corus money market accounts, as well as some in-market run-off of previously higher rate deposits assumed in the Corus and InBank transactions.  Net loans increased by $218.7 million, or 4.8% on an annualized basis, to $6.3 billion at September 30, 2009 from $6.1 billion at December 31, 2008.  See “Loan Portfolio” section below for further analysis.  The Company recorded a FDIC indemnification asset related to certain assets acquired in the Heritage transaction.  At September 30, 2009, the FDIC indemnification asset was $31.4 million.

Total liabilities increased by $5.1 billion, or 66.0% to $12.9 billion at September 30, 2009 from December 31, 2008.  Total deposits increased by $4.9 billion or 76.0% to $11.4 billion at September 30, 2009 from December 31, 2008, primarily due the Heritage, InBank and Corus transactions.  Shortly after the Corus transaction closing on September 11, 2009, we issued checks to almost all out-of-market Corus certificate of deposit holders of approximately $2.4 billion for the redemption of these deposits.  Approximately $1.0 billion of the holders cashed their redemption checks prior to September 30, 2009.  The outstanding redemption checks at September 30, 2009 are reported on the balance sheet as noninterest bearing deposits.  Interest rates on some in-market Corus certificates of deposits were reduced shortly after the transaction closing, resulting in additional run-off of certificates of deposit.  Additionally, interest rates on out-of-market Corus money market accounts were reduced to 5 basis points in September 2009.  We estimate that $500 million in out-of-market Corus money market accounts will run-off during the fourth quarter of 2009, along with the outstanding redemption checks.

10-Q Index

Total stockholders’ equity increased $203.1 million, or 19.0% to $1.3 billion at September 30, 2009 compared to $1.1 billion at December 31, 2008. In September 2009, the Company completed a public offering of its common stock by issuing 12,578,125 shares of common stock for aggregate gross proceeds of $201.3 million.  The net proceeds to the Company after deducting underwriting discounts and commissions and estimated offering expenses are expected to be approximately $190.9 million.  With the proceeds from this offering and the proceeds received by the Company from issuances pursuant to its Dividend Reinvestment and Stock Purchase Plan, the Company has received aggregate gross proceeds from “Qualified Equity Offerings” in excess of the $196.0 million aggregate liquidation preference amount of its Series A preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program.  As a result, the number of shares of the Company’s common stock underlying the warrant issued to the Treasury under the Capital Purchase Program has been reduced by 50%, from 1,012,048 shares to 506,024 shares.

At September 30, 2009, the Company’s total risk-based capital ratio was 15.76%; Tier 1 capital to risk-weighted assets ratio was 13.80% and Tier 1 capital to average asset ratio was 10.60%.  MB Financial Bank’s total risk-based capital ratio was 12.51%; Tier 1 capital to risk-weighted assets ratio was 10.55% and Tier 1 capital to average asset ratio was 8.09%. MB Financial Bank, N.A. was categorized as “Well-Capitalized” at September 30, 2009 under the regulations of the Office of the Comptroller of the Currency.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, as of the dates indicated (dollars in thousands):
	September 30,		December 31,		September 30,
	2009		2008		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial related credits:
Commercial loans	$ 1,422,989	22%	$ 1,522,380	24%	$ 1,510,620	25%
Commercial loans collateralized by assignment of lease payments (lease loans)	881,963	13%	649,918	10%	609,101	10%
Commercial real estate	2,446,909	38%	2,353,261	38%	2,275,183	37%
Construction real estate	697,232	11%	757,900	13%	756,694	12%
Total commercial related credits	5,449,093	84%	5,283,459	85%	5,151,598	84%
Other loans:
Residential real estate	291,889	4%	295,336	5%	300,223	5%
Indirect motorcycle	159,273	2%	153,277	2%	155,045	3%
Indirect automobile	26,226	1%	35,950	1%	38,844	1%
Home equity	408,184	7%	401,029	6%	383,399	6%
Consumer loans	66,600	1%	59,512	1%	66,938	1%
Total other loans	952,172	15%	945,104	15%	944,449	16%
Gross loans excluding covered loans	6,401,265	99%	6,228,563	100%	6,096,047	100%
Covered loans	91,230	1%	-	-	-	-
Gross loans	6,492,495	100%	6,228,563	100%	6,096,047	100%
Allowance for loan losses	(189,232)		(144,001)		(88,863)
Net loans	$ 6,303,263		$ 6,084,562		$ 6,007,184

(1)
Gross loan balances at September 30, 2009, December 31, 2008, and September 30, 2008 are net of unearned income, including net deferred loan fees of $4.6 million, $4.5 million, and $4.7 million, respectively.

Total loans and total commercial related credits increased from December 31, 2008 to September 30, 2009, by 6% and 4%, respectively, on an annualized basis.  Total loans and total commercial related credits also increased from September 30, 2008 to September 30, 2009, by 7% and 6%, respectively.  These increases were primarily due to the Heritage, InBank, and Corus transactions.

10-Q Index

Asset Quality

The following table presents a summary of non-performing assets, excluding loans held for sale, as of the dates indicated (dollar amounts in thousands):

	September 30,	December 31,	September 30,
	2009	2008	2008
Non-performing loans(1):
Non-accrual loans	$ 286,623	$ 145,936	$ 115,716
Loans 90 days or more past due, still accruing interest	-	-	1,490
Total non-performing loans	286,623	145,936	117,206

Other real estate owned(2)	22,612	4,366	3,821
Repossessed vehicles	271	356	108

Total non-performing assets	$ 309,506	$ 150,658	$ 121,135

Total non-performing loans to total loans	4.41%	2.34%	1.92%
Total non-performing assets to total assets	2.19%	1.71%	1.45%
Allowance for loan losses to non-performing loans(1)	66.02%	98.67%	75.82%

(1)
Excludes purchased credit-impaired loans that were acquired as part of the Heritage, InBank and Corus transactions.  Deterioration in credit quality occurred prior to acquisition.  Fair value of these loans as of acquisition include estimates of credit losses.  These loans are accounted for on a pool basis, and the pools are considered to be performing.  See Note 6 to the Consolidated Financial Statements for further information regarding purchased credit-impaired loans.

(2)
Excludes other real estate owned that is related to the Heritage and InBank FDIC-assisted transactions.  Other real estate owned related to the Heritage transaction, which totaled $2.7 million at September 30, 2009, is subject to the loss sharing agreement with the FDIC.  Other real estate owned related to Inbank is performing as expected and is therefore excluded from non-performing assets.  See Note 2 of the Financial Statements presented under Item 1 of this report for further information.

The following table presents data related to non-performing loans, excluding loans held for sale and purchased credit-impaired loans that were acquired as part of the Heritage, InBank and Corus transactions, by dollar amount and category at September 30, 2009 (dollar amounts in thousands):

	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Consumer Loans	Total Loans
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
$10.0 million or more	-	$ -	5	$ 81,073	1	$ 10,297	$ -	$ 91,370
$5.0 million to $9.9 million	-	-	9	68,237	1	7,216	-	75,453
$1.5 million to $4.9 million	2	6,002	15	41,065	5	12,688	1,703	61,458
Under $1.5 million	38	11,894	21	12,969	48	18,227	15,252	58,342
	40	$ 17,896	50	$ 203,344	55	$ 48,428	$ 16,955	$ 286,623

Percentage of individual loan category		0.78%		29.16%		1.98%	1.78%	4.41%

The following table presents data related to non-performing loans, excluding loans held for sale, by dollar amount and category at December 31, 2008 (dollar amounts in thousands):

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

The increase in non-performing loans was primarily a result of the continued weakening economic conditions discussed above in “Results of Operations – Third Quarter Results”.  Borrowers continued to migrate to higher risk ratings as economic conditions continued to deteriorate during the nine months ending September 30, 2009.

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

The general allowance for loan losses also includes estimated losses resulting from macroeconomic factors and imprecision of our loan loss model.  Macroeconomic factors adjust the allowance for loan losses upward or downward based on the current point in the economic cycle and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, construction real estate and lease loan components.  To determine our macroeconomic factors, we use specific economic data that has a statistical correlation to loan losses.  We annually review this data to determine that such a correlation continues to exist.  Additionally, as the factors are only updated annually, we periodically review the macroeconomic factors in order to conclude they are adequate based on current economic conditions.

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

10-Q Index

At each quarter end, potential problem loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing the loan.  See discussion in “Specific Reserve” section below.

The general loss reserve was $96.5 million as of September 30, 2009, and $87.0 million as of December 31, 2008.  The increase in the general loss reserve was primarily due to loans migrating from lower risk ratings to higher risk ratings during the nine months ended September 30, 2009.  Reserves on impaired loans are included in the “Specific Reserve” section below.  See additional discussion in “Potential Problem Loans” below.

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

The total specific reserve component of the allowance was $83.7 million as of September 30, 2009 and $52.1 million as of December 31, 2008.  The increase in specific reserve relates to the increase in impaired loans in the portfolio.  See discussion in “Third Quarter Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

Smaller Balance Homogenous Loans.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one year time horizon.  For improved accuracy, indirect vehicle loan losses are estimated using a combination of our historical loss statistics as well as industry loss statistics.  The reserves for smaller balance homogenous loans totaled $9.0 million at September 30, 2009, and $4.9 million at December 31, 2008.

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

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Balance at the beginning of period	$ 181,356	$ 82,544	$ 144,001	$ 65,103
Provision for loan losses	45,000	18,400	161,800	53,140

Charge-offs	(39,461)	(12,724)	(120,102)	(31,800)
Recoveries	2,337	643	3,533	2,420
Net charge-offs	(37,124)	(12,081)	(116,569)	(29,380)
Balance	$ 189,232	$ 88,863	$ 189,232	$ 88,863

Total loans, excluding loans held for sale	$ 6,492,495	$ 6,096,047	$ 6,492,495	$ 6,096,047
Average loans, excluding loans held for sale	$ 6,452,094	$ 6,026,179	$ 6,327,857	$ 5,880,885

Ratio of allowance for loan losses to total loans, excluding loans held for sale	2.91%	1.46%	2.91%	1.46%
Net loan charge-offs to average loans, excluding loans held for sale (annualized)	2.28%	0.80%	2.46%	0.67%

10-Q Index

Net charge-offs increased $87.2 million to $116.6 million in the nine months ended September 30, 2009 compared to $29.4 million in the nine months ended September 30, 2008.  As noted in “Third Quarter Results”, the increase in charge-offs was primarily due to continued weakness of borrowers’ ability to repay and the value of the underlying collateral related to impaired loans.

Provision for loan losses increased by $108.7 million to $161.8 million in the nine months ended September 30, 2009 from $53.1 million in the same period of 2008.  The increase in our provision for loan losses was primarily the result of increased charge-offs during the nine months ended September 30, 2009 and the migration of loans to non-performing during the same period.   See discussion in “Year-to-Date Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

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

Potential Problem Loans

We define potential problem loans as performing loans rated substandard, that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans,

10-Q Index

excluding loans held for sale, as of September 30, 2009, and December 31, 2008 were approximately $255.6 million, and $100.9 million, respectively.  The majority of the increase in potential problem loans was due to construction real estate loans.  As noted earlier, the increase in potential problem loans was primarily due to the continued deterioration in underlying collateral values and the overall economic environment during the nine months ended September 30, 2009.  See discussion in “Year-to-Date Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

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

Lease investments by categories follow (in thousands):

	September 30,	December 31,	September 30,
	2009	2008	2008
Direct finance leases:
Minimum lease payments	$ 62,899	$ 61,239	$ 54,200
Estimated unguaranteed residual values	7,335	7,093	6,742
Less: unearned income	(7,053)	(7,484)	(6,439)
Direct finance leases (1)	$ 63,181	$ 60,848	$ 54,503

Leveraged leases:
Minimum lease payments	$ 24,794	$ 30,150	$ 33,140
Estimated unguaranteed residual values	4,918	4,914	4,977
Less: unearned income	(2,388)	(2,804)	(3,164)
Less: related non-recourse debt	(23,570)	(28,437)	(31,166)
Leveraged leases (1)	$ 3,754	$ 3,823	$ 3,787

Operating leases:
Equipment, at cost	$ 223,454	$ 196,068	$ 183,418
Less: accumulated depreciation	(88,253)	(71,034)	(65,944)
Lease investments, net	$ 135,201	$ 125,034	$ 117,474

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $21.9 million at September 30, 2009, $27.7 million at December 31, 2008 and $27.1 million at September 30, 2008.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,206 leases at September 30, 2009 compared to 2,273 leases at December 31, 2008

10-Q Index

and 2,184 leases at September 30, 2008.  The average residual value per lease schedule was approximately $25 thousand at September 30, 2009, and $20 thousand at December 31, 2008 and September 30, 2008.  The average residual value per master lease schedule was approximately $175 thousand at September 30, 2009, $169 thousand at December 31, 2008, and $171 thousand at September 30, 2008.

At September 30, 2009, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
	Finance	Leveraged	Operating
End of initial lease term December 31,	Leases	Leases	Leases	Total
2009	$ 581	$ 90	$ 4,592	$ 5,263
2010	1,708	2,261	6,738	10,707
2011	2,464	1,463	11,176	15,103
2012	1,447	966	9,389	11,802
2013	467	138	4,196	4,801
2014 & Thereafter	668	-	6,902	7,570
	$ 7,335	$ 4,918	$ 42,993	$ 55,246

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At September 30, 2009		At December 31, 2008		At September 30, 2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Government sponsored agencies and enterprises	$ 322,620	$ 323,969	$ 171,385	$ 179,373	$ 206,429	$ 209,350
Bank notes issued through the TLGP(1)	1,628,495	1,628,392	-	-	-	-
States and political subdivisions	372,772	396,124	417,608	427,999	428,610	430,120
Mortgage-backed securities	1,625,378	1,636,275	682,679	690,285	568,054	569,947
Corporate bonds	6,381	6,381	34,546	34,565	7,764	6,990
Equity securities	3,742	3,839	3,595	3,606	3,557	3,524
Debt securities issued by foreign governments	-	-	301	302	301	298
Total	$ 3,959,388	$ 3,994,980	$ 1,310,114	$ 1,336,130	$ 1,214,715	$ 1,220,229

(1)	Represents bank notes that are guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP).

The increase in government sponsored agencies and the addition of bank notes issued through the TLGP was a result of the acquisition of certain assets of Corus.  A majority of the investment securities acquired in the Corus transaction are expected to be sold to fund the redemption/run-off of the remaining out-of-market Corus certificates of deposit and money market accounts.  The increase in mortgage-backed securities was a result of deploying cash acquired in the Corus transaction.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash.  Net cash provided by operating activities increased by $97.6 million to $173.7 million for the nine months ended September 30, 2009, from the nine months ended September 30, 2008.  The increase was primarily due to an increase in provision for loan losses, partially offset by a decrease in net income.

Cash flows from investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales, the impact of acquisitions and FDIC assisted transactions.  For the nine months ended September 30, 2009, the Company had net cash flows provided by investing activities of $4.0 billion, compared to net cash flows used in investing activities of $620.5 million for the nine

10-Q Index

months ended September 30, 2008.  The change in cash flows from investing activities was primarily due to cash proceeds received in FDIC assisted transactions during the nine months ended September 30, 2009.  Additionally, our organic loan growth slowed, primarily due to the current economic environment.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the nine months ended September 30, 2009, the Company had net cash flows used in financing activities of $1.9 billion, compared to net cash flows provided by financing activities of $518.4 million for the nine months ended September 30, 2008.  The change in cash flows from financing activities was primarily the result of a reduction in deposits related to the run-off of certain Corus deposits.  See “Balance Sheet” section above for further analysis regarding our reduction in deposits related to the Corus transaction.

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

In the event that additional short-term liquidity is needed or the Company is unable to retain brokered deposits, MB Financial Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at September 30, 2009, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $270.0 million for a short time from these banks on a collective basis.  MB Financial Bank can participate in the Federal Reserve’s Term Auction Facility to provide additional short-term liquidity.  As of September 30, 2009, the Company had $100.0 million outstanding from the Federal Reserve Term Auction Facility, and could borrow an additional amount of approximately $348.1 million.  Additionally, MB Financial Bank is a member of Federal Home Loan Bank of Chicago (FHLB).  As of September 30, 2009, the Company had $329.4 million outstanding in FHLB advances, and could borrow an additional amount of approximately $150.8 million.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of September 30, 2009, the Company had approximately $3.2 billion of unpledged securities, excluding securities available for pledge at the FHLB.

See Notes 11 and 12 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.

The following table summarizes our significant contractual obligations and other potential funding needs at September 30, 2009 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Time deposits	$ 4,663,874	$ 3,953,937	$ 572,088	$ 123,919	$ 13,930
Long-term borrowings	341,315	46,123	81,232	20,456	193,504
Junior subordinated notes issued to capital trusts	158,712	-	-	-	158,712
Operating leases	37,950	4,214	7,450	9,092	17,194
Capital expenditures	1,353	1,353	-	-	-
Total	$ 5,203,204	$ 4,005,627	$ 660,770	$ 153,467	$ 383,340

Commitments to extend credit and letters of credit	$ 1,632,933

At September 30, 2009, the Company’s total risk-based capital ratio was 15.76%; Tier 1 capital to risk-weighted assets ratio was 13.80% and Tier 1 capital to average asset ratio was 10.60%.  MB Financial Bank’s total risk-based capital ratio was 12.51%; Tier 1 capital to risk-weighted assets ratio was 10.55% and Tier 1 capital to average asset ratio was 8.09%. MB Financial Bank, N.A. was categorized as “Well-Capitalized” at September 30, 2009 under the regulations of the Office of the Comptroller of the Currency.

10-Q Index

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings, synergies and other benefits from our merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the possibility that the expected benefits of the Corus and InBank transactions will not be realized, whether because of the possibility that the planned run-off of deposits and balance sheet shrinkage following the Corus transaction might not occur under the time frames we anticipate or at all, or due to other factors; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (4) results of examinations by the Office of Comptroller of Currency and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior and net interest margin; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) fluctuations in real estate values; (9) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (10) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (11) our ability to access cost-effective funding; (12) changes in financial markets; (13) changes in economic conditions in general and in the Chicago metropolitan area in particular; (14) the costs, effects and outcomes of litigation; (15) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities and other governmental initiatives affecting the financial services industry; (16) changes in accounting principles, policies or guidelines; (17) our future acquisitions of other depository institutions or lines of business; and (18) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

10-Q Index

Asset Liability Management.  Management and our Treasury Group continually monitor our sensitivity to interest rate changes.  It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products.  The strategy we employ to manage our interest rate risk is to measure our risk using an asset/liability simulation model.  The model considers several factors to determine our potential exposure to interest rate risk, including measurement of repricing gaps, duration, convexity, value at risk, and the market value of portfolio equity under assumed changes in the level of interest rates, shape of the yield curves, and general market volatility.  Management controls our interest rate exposure using several strategies, which include adjusting the maturities of securities in our investment portfolio, and limiting fixed rate loans or fixed rate deposits with terms of more than five years.  We also use derivative instruments, principally interest rate swaps, to manage our interest rate risk.  See Note 14 to the Consolidated Financial Statements.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2009 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  See the "Balance Sheet" and “Investment Securities Available for Sale” sections presented under Item 2 of this report for discussion regarding the anticipated redemption/run-off of the remaining out-of-market deposits assumed in the Corus transaction.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2009 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

10-Q Index

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 6%, 7% and 6%, respectively, in the first three months, 16%, 23%, and 17%, respectively, in the next nine months, 56%, 61% and 56%, respectively, from one year to five years, and 22%, 9%, and 21%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$ 2,547,617	$ 509	$ 1,436	$ -	$ 2,549,562
Investment securities available for sale	2,083,389	377,703	1,180,600	423,319	4,065,011
Loans held for sale	6,250	-	-	-	6,250
Loans, including covered loans	3,328,834	878,816	2,150,627	134,218	6,492,495
Total interest earning assets	$ 7,966,090	$ 1,257,028	$ 3,332,663	$ 557,537	$ 13,113,318

Interest Bearing Liabilities:
NOW and money market deposits accounts	$ 214,139	$ 691,918	$ 1,945,913	$ 417,535	$ 3,269,505
Savings deposits	34,814	97,274	320,629	118,257	570,974
Time deposits	1,715,194	2,238,828	701,655	8,197	4,663,874
Short-term borrowings	123,434	173,655	123,798	16,041	436,928
Long-term borrowings	102,284	34,599	101,883	102,549	341,315
Junior subordinated notes issued to capital trusts	152,065	6,647	-	-	158,712
Total interest bearing liabilities	$ 2,341,930	$ 3,242,921	$ 3,193,878	$ 662,579	$ 9,441,308

Rate sensitive assets (RSA)	$ 7,966,090	$ 9,223,118	$ 12,555,781	$ 13,113,318	$ 13,113,318
Rate sensitive liabilites (RSL)	$ 2,341,930	$ 5,584,851	$ 8,778,729	$ 9,441,308	$ 9,441,308
Cumulative GAP (GAP=RSA-RSL)	$ 5,624,160	$ 3,638,267	$ 3,777,052	$ 3,672,010	$ 3,672,010

RSA/Total assets	56.36%	65.25%	88.83%	92.77%	92.77%
RSL/Total assets	16.57%	39.51%	62.11%	66.79%	66.79%
GAP/Total assets	39.79%	25.74%	26.72%	25.98%	25.98%
GAP/RSA	70.60%	39.45%	30.08%	28.00%	28.00%

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over Once Year Horizon
Changes in	At September 30, 2009		At December 31, 2008
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$ 6,911	2.19%	$ 8,664	3.40%
+ 1.00%	$ 10,985	3.48%	$ 3,328	1.30%

In the interest rate sensitivity table above, changes in net interest income between September 30, 2009 and December 31, 2008 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

10-Q Index

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2009 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

10-Q Index

PART II. – OTHER INFORMATION

Item 1A.     Risk Factors

A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate. Continued deterioration in the real estate markets or other segments of our loan portfolio could lead to additional losses, which could have a material negative effect on our financial condition and results of operations.

As of September 30, 2009, excluding loans acquired in the Heritage transaction and covered by our loss-sharing agreement with the FDIC for that transaction, approximately 60% of our loan portfolio was secured by real estate, the majority of which is commercial real estate. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, which reduce the customer's borrowing power and the value of the collateral securing the loan, we have experienced increasing levels of charge-offs and provisions for loan losses. Continued increases in delinquency levels or continued declines in real estate values, which cause our loan-to-value ratios to increase, could result in additional charge-offs and provisions for loan losses. This could have a material negative effect on our business and results of operations.

Our construction loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate.

We provide construction loans for the acquisition and development of land for further improvement of condominiums, townhomes, and one-to-four family residences. We also provide acquisition, development and construction loans for retail and other commercial purposes, primarily in our market areas.

Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project's completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, our estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness.  This risk has been compounded by the current slowdown in both the residential and the commercial real estate markets, which has negatively affected real estate values and the ability of our borrowers to liquidate properties or obtain adequate refinancing.  If our estimate of the value of a project at completion proves to be overstated, we may have inadequate security for repayment of the loan and we may incur a loss.

At September 30, 2009, excluding loans acquired in the Heritage transaction and covered by our loss-sharing agreement with the FDIC for that transaction, our construction loans totaled approximately $697.2 million, or 11% of our total loan portfolio. Of these loans, approximately $389.0 million, or 56%, were residential construction-related and approximately $290.2 million, or 42%, were commercial construction related. Approximately $203.3 million, or 29%, of the $697.2 million of our construction loans were non-performing at September 30, 2009. These loans represented approximately 71% of our total non-performing loans as of September 30, 2009, excluding loans held-for-sale.

Repayment of our commercial loans and lease loans is often dependent on the cash flows of the borrower or lessee, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

We make our commercial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial loans may depreciate over time, be difficult to appraise and fluctuate in value. In addition, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. Accordingly, we make our commercial loans primarily based on the historical and expected cash flow of the borrower and secondarily on underlying collateral provided by the borrower.

10-Q Index

We lend money to small and mid-sized independent leasing companies to finance the debt portion of leases (which we refer to as lease loans). A lease loan arises when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee. Our lease loans entail many of the same types of risks as our commercial loans. Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee's continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease loan, it is unlikely that the proceeds from the sale of the leased equipment will be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan.

Other than as set forth above, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended September 30, 2009 with respect to our repurchases of our outstanding common shares:

			Number of Shares	Maximum Number of
			Purchased as Part	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs
July 1, 2009 - July 31, 2009	3,230	$ 12.48	-	-

August 1, 2009 - August 31, 2009	-	$ -	-	-

September 1, 2009 - September 30, 2009	25	$ 13.78	-	-

Totals	3,255		-

(1)	Represents shares of restricted stock withheld upon vesting to satisfy tax withholding obligations.

Item 6.     Exhibits

See Exhibit Index.

10-Q Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.

Date: November 9, 2009	By: /s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2009	By: /s/ Jill E. York
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
Form of Change and Control Severance Agreement between MB Financial Bank, National Association and each of Burton Field, Larry J. Kallembach, Brian Wildman, Rosemarie Bouman and Susan Peterson (incorporated herein by reference to Exhibit 10.4B to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.5
Form of Letter Agreement dated December 4, 2008 between MB Financial, Inc. and each of Mitchell Feiger, Thomas Panos, Jill E. York,  Thomas P. Fitzgibbon, Jr., Burton Field, Larry J. Kallembach, Brian Wildman, Rosemarie Bouman, and Susan Peterson relating to the TARP Capital Purchase Program (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.5A	Form of Compensation Amendment and Waiver Agreement under the TARP Capital Purchase Program dated July 2009 between MB Financial, Inc. and certain employees*
10.6	Coal City Corporation 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))
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

10.18B	Form of Performance-Based Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan*
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

10.23	Reserved.

10-Q Index

EXHIBIT INDEX
Exhibit Number	Description
10.24	Reserved.
10.25	Reserved.
10.26	Reserved.
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