Form 10-K
period 2009-12-31
MB FINANCIAL INC     /MD
filed 2010-03-04
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

________________________________                                                                                              _______________________________

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
Large accelerated filer ☐                                                      Accelerated filer ☒

Non-accelerated filer   ☐(Do not check if a smaller reporting company)                                                                           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $348,320,215 as of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates”.

There were issued and outstanding 51,664,092 shares of the Registrant’s common stock as of March 3, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the definitive Proxy Statement to
be used in conjunction with the Registrant’s	Part III
2010 Annual Meeting of Stockholders.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2009

INDEX

		Page
PART I
Item 1	Business...	4
Item 1A	Risk Factors...	17
Item 1B	Unresolved Staff Comments...	24
Item 2	Properties...	24
Item 3	Legal Proceedings...	24
Item 4	Reserved...	24

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities..............................................................................................................................	24
Item 6	Selected Financial Data...	27
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations....................................................................................................................................................................	32
Item 7A	Quantitative and Qualitative Disclosures about Market Risk...	55
Item 8	Financial Statements and Supplementary Data...	58
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................................................................................................................................	111
Item 9A	Controls and Procedures...	111
Item 9B	Other Information...	111

PART III
Item 10	Directors, Executive Officers, and Corporate Governance...	111
Item 11	Executive Compensation...	112
Item 12	Security Ownership of Certain Beneficial Owners, and Management and Related Stockholder Matters................................................................................................................................................	112
Item 13	Certain Relationships, Related Transactions and Director Independence.....................................................................................................................................................................................................	112
Item 14	Principal Accountant Fees and Services...	113

PART IV
Item 15	Exhibits and Financial Statement Schedules...	113
	Signatures...	114

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following (1) expected cost savings, synergies and other benefits from our merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the possibility that the expected benefits of the Heritage Community Bank, InBank, Corus Bank, and Benchmark Bank transactions will not be realized; (3) the possibility that the amounts of the gains, if any, we ultimately realize on the Benchmark and InBank transactions will differ materially from the recorded gains; (4) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (5) results of examinations by the Office of Comptroller of Currency, the Federal Reserve Board and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (6) competitive pressures among depository institutions; (7) interest rate movements and their impact on customer behavior and net interest margin; (8) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (9) fluctuations in real estate values; (10) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (11) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (12) our ability to access cost-effective funding; (13) changes in financial markets; (14) changes in economic conditions in general and in the Chicago metropolitan area in particular; (15) the costs, effects and outcomes of litigation; (16) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities, changes in laws, rules or regulations applicable to companies that have participated in the TARP Capital Purchase Program of the U.S. Department of the Treasury and other governmental initiatives affecting the financial services industry; (17) changes in accounting principles, policies or guidelines; (18) our future acquisitions of other depository institutions or lines of business; and (19) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

General

MB Financial, Inc., headquartered in Chicago, Illinois, is a financial holding company with 86 banking offices located primarily in the Chicago area.  The words "MB Financial,"  "the Company," "we," "our" and "us" refer to MB Financial, Inc. and its wholly owned subsidiaries, unless we indicate otherwise.  Our primary market is the Chicago metropolitan area, in which we operate 88 banking offices through our bank subsidiary, MB Financial Bank, N.A. (MB Financial Bank).  MB Financial Bank also has one banking office in the city of Philadelphia, Pennsylvania.  Through MB Financial Bank, we offer a broad range of financial services primarily to small and middle market businesses and individuals in the markets that we serve.  Our primary lines of business include commercial banking, retail banking and wealth management.  As of December 31, 2009, we had total assets of $10.9 billion, deposits of $8.7 billion, stockholders’ equity of $1.3 billion, and $3.3 billion of client assets under administration in our Wealth Management Group (including $1.8 billion in our trust department, $545 million in our broker/dealer subsidiary, Vision Investment Services, Inc., and $902 million in our majority owned asset management firm, Cedar Hill Associates LLC.

10-K Index

We have grown significantly in the past several years through a number of acquisitions, including the following most recent transactions:

•
In August 2006, we acquired Oak Brook Bank, based in Oak Brook, Illinois, and its parent First Oak Brook Bancshares, Inc. (FOBB), for $371.0 million.  The purchase price was paid through a combination of cash and our common stock totaling $74.1 million and $296.9 million, respectively.  Oak Brook Bank had assets of approximately $2.6 billion as of the acquisition date.

•
In April 2008, we purchased an 80% interest in Cedar Hill Associates, LLC (Cedar Hill), an asset management firm located in Chicago, Illinois, with approximately $960 million in assets under management.

•
In February 2009, we assumed approximately $217 million of deposits of Glenwood, Illinois-based Heritage Community Bank (Heritage), and acquired loans of approximately $92.5 million in a loss-share transaction facilitated by the Federal Deposit Insurance Corporation (FDIC).

•	In September 2009, we assumed approximately $135 million of deposits of Oak Forest, Illinois-based InBank, and acquired loans of approximately $101 million in a transaction facilitated by the FDIC.
•
In September 2009, we assumed approximately $6.5 billion in deposits of Chicago-based Corus Bank (Corus), and acquired loans of approximately $26.1 million, in a transaction facilitated by the FDIC.  Deposits assumed in the Corus transaction decreased to $2.1 billion at December 31, 2009.  This decrease was expected and was a result of us redeeming out-of-market certificates of deposit assumed in the Corus transaction, the withdrawals of assumed out-of-market money market accounts following our reduction in interest rates paid on these deposits, and some in-market deposit run-off of previously higher rate assumed deposits.  We expect that we will ultimately retain approximately $1.6 billion to $2.0 billion of the deposits we assumed in the Corus transaction.

•
In December 2009, we assumed $164 million of deposits of Aurora, Illinois-based Benchmark Bank (Benchmark), and acquired loans of approximately $76 million in a loss-share transaction facilitated by the FDIC.

In November 2007, we sold Union Bank (Union), based in Oklahoma City, Oklahoma, for $76.3 million in cash, resulting in an after-tax gain of $28.8 million.  Union, a former subsidiary of MidCity Financial, had assets of approximately $398.6 million as of the sale date.

In August 2009, we sold our merchant card processing business, resulting in an after-tax gain of $6.2 million.

MB Financial Bank, our largest subsidiary, has six wholly owned subsidiaries with significant operating activities: MB Financial Center, LLC; MB Financial Community Development Corporation; MBRE Holdings, LLC; LaSalle Systems Leasing, Inc.; Vision Investment Services, Inc.; and Ashland Management Agency, Inc.;  MB Financial Bank also has a majority owned subsidiary with significant operating activities, Cedar Hill Associates, LLC.

Ashland Management Agency, Inc. holds and/or manages certain properties purchased by the Company.

As noted above, Cedar Hill is an asset management firm located in Chicago, Illinois that we acquired in April 2008, with approximately $902 million in assets under management at December 31, 2009.

LaSalle Systems Leasing, Inc. (LaSalle) focuses primarily on leasing technology-related equipment to middle market and larger businesses located throughout the United States.  During the second quarter of 2005, LaSalle, which was the owner of 60% of LaSalle Business Solutions (LBS), purchased from the minority owners the remaining 40% of LBS.  LBS specializes in selling and administering third party equipment maintenance contracts as well as technology-related equipment.  We acquired LaSalle in 2002.

MB Financial Center LLC manages the real estate activities of our operations center located in Rosemont, Illinois (See Item 2. Properties for additional information).

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

10-K Index

Vision Investment Services, Inc. (Vision) is registered with the Securities and Exchange Commission as a broker/dealer, is a member of the Financial Industry Regulatory Authority, is a member of the Securities Investor Protection Corporation, and is a licensed insurance agency.  Vision has one wholly owned subsidiary: Vision Insurance Services, Inc.  Vision Insurance Services, Inc. is a licensed insurance agency which functions as a distribution firm for certain insurance and annuity products.  Vision was acquired in connection with our February 2003 acquisition of South Holland Trust & Savings Bank (South Holland).  Vision provides both institutional and retail clients with investment and wealth management services.  It had $544.5 million in assets under administration at December 31, 2009.

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

Recent Developments

On January 27, 2010, the Company announced that it will pay a cash dividend of $0.01 per share to shareholders of record as of February 15, 2010.

Primary Lines of Business

Our operations are currently managed as one unit and we have one reportable segment.  Our chief operating decision-makers use consolidated results to make operating and strategic decisions.

We concentrate on serving middle market businesses, leasing companies, and their respective owners.  We also serve consumers who live or work near our branches.  We have established three primary lines of business: commercial banking; retail banking; and wealth management.  Each is described below.

Commercial Banking.  Commercial banking focuses on serving middle market businesses, primarily located in the Chicago metropolitan area.  We provide a full set of credit, deposit, and treasury management products to these companies.  In general, our credit products are designed for companies with annual revenues between $5 million and $100 million and credit needs of up to $25 million.  We have a broad range of credit products for our target market, including working capital loans and lines of credit; accounts receivable; inventory and equipment financing; industrial revenue bond financing; business acquisition loans; owner occupied real estate loans; and financial, performance and commercial letters of credit.  Our deposit and treasury management products are designed for companies with annual revenues up to $500 million and include: internet banking products for businesses, investment sweep accounts, zero balance accounts, automated tax payments, ATM access, telephone banking, lockbox, automated clearing house transactions, account reconciliation, controlled disbursement, detail and general information reporting, wire transfers, a variety of international banking services, and checking accounts.  We also provide a full set of credit, deposit and treasury management services for real estate operators and investors.

Commercial banking also serves small and medium size equipment leasing companies located throughout the United States.  We have provided banking services to these companies for more than three decades.  Competition in serving equipment lessors generally comes from large banks, finance companies, large industrial companies and some community banks.  We compete based upon rapid decision making and excellent service and by providing flexible financial solutions to meet our customers’ needs.  We provide full banking services to leasing companies by financing the debt portion of leveraged equipment leases (referred to as lease loans), providing short and long-term equity financing and by making working capital and bridge loans.  For lease loans, a lessee’s credit is often rated as investment grade for its public debt by Moody’s, Standard & Poors or the equivalent.  If a lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other customer of MB Financial Bank.  We also invest directly in equipment that we lease to other companies located throughout the United States (referred to as operating leases).  Our operating lease portfolio is made up of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment.  We seek leasing transactions where we believe the equipment leased is integral to the lessee’s business, thereby increasing the likelihood of renewal at the end of the lease term.

10-K Index

Additionally, LaSalle primarily focuses on leasing technology-related equipment to middle market and larger businesses throughout the United States and provides us the additional ability to directly originate leases.

Retail Banking.  Retail banking is made up of approximately 87 branch offices spread principally throughout the Chicago metropolitan area with one branch in Philadelphia, PA.  Our target customer is the household looking for a complete suite of deposit and lending products and customer service that resembles that of a community bank.  Our full line of consumer deposit products consists of checking, savings, money market, time deposits and IRA accounts. Our lead product for 2009 was “MB Red Checking”, an account that rewarded customers with a high interest rate for meeting specified account transaction criteria.  Retail banking also serves our business customers (under $10 million in revenues) that desire a full business product set and the convenience of our branch network. Our business customers can choose from the same business services available to our larger commercial businesses and receive the attention within the local branch to which they are accustomed.

        All of our deposit products are supported by an array of ancillary products: “ibankmb.com” is our robust state of the art internet banking and bill payment service provided to our customers at no cost, allowing them to bank 24/7 from anywhere around the globe;  “MB Debit MasterCard®”offers purchasing power anywhere MasterCard is accepted; “My Bank, My Rewards” allows our customers to earn rewards points for all signature debit card purchases, redeemable for merchandise, gift cards and travel; and e-statement, which conveniently delivers a paperless statement to our customer’s email inbox.

Wealth Management.  Our Wealth Management Group provides coordinated and integrated delivery of investment management, trust, brokerage and private banking services.  Our asset management and trust department offers a wide range of financial services, including personal trust, investment management, custody, estate settlement, guardianship, tax-deferred exchange and retirement plan services.  Our private banking department provides qualified clients with personalized, “high touch” banking products and services, including a private banker as a single point of contact for all their financial services needs.  MB Financial Bank subsidiaries Cedar Hill and Vision provide clients with non-FDIC insured investment alternatives and insurance products.

Lending Activities

General.  We are primarily a commercial lender and our loan portfolio consists primarily of loans to businesses or for business purposes.

Commercial Lending.  We make commercial loans to small and middle market businesses most often located in the Chicago area.  Borrowers tend to be privately owned and are generally manufacturers, wholesalers, distributors, long-term health care operators and service providers.  Loan products offered are primarily working capital and term loans and lines of credit that help our customers finance accounts receivable, inventory and equipment.  We also offer financial, performance and commercial letters of credit.  Commercial loans secured by owner occupied real estate are classified as commercial real estate loans in the loan portfolio composition table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to the audited consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.  Most commercial loans are short-term in nature, being one year or less, with the maximum term generally being five years.  Our commercial loans have typically ranged in size from $500 thousand to $15 million.

Lines of credit for customers are typically secured, and are subject to renewal upon a satisfactory review of the borrower’s financial condition and credit history.  Secured short-term commercial business loans are usually collateralized by accounts receivable, inventory, equipment and/or real estate.  Such loans are typically, but not always, guaranteed by the owners of the business.  Collateral securing commercial loans may depreciate over time, be difficult to appraise and fluctuate in value based on the success of the business.  In addition, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers.  Accordingly, we make our commercial loans primarily based on the historical and expected cash flow of the borrower, secondarily on underlying collateral provided by the borrower, and lastly on guarantor support.

Commercial Real Estate Lending.  We originate commercial real estate loans that are generally secured by multi-unit residential property and owner and non-owner occupied commercial and industrial property.  Longer term commercial real estate loans are generally made at fixed rates, although some have interest rates that change based on our Reference Rate or LIBOR.  Generally, terms of up to twenty-five years are offered on fully amortizing loans, but most loans are structured with a balloon payment at the end of five years or less.  For our fixed rate loans with maturities greater than five years, we may enter into an interest rate swap agreement with a third party to mitigate interest rate risk.  In deciding whether to make a commercial real estate loan, we consider, among other things, the experience and qualifications of the borrower as well as the value and cash flow of the underlying property.  Some factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the global cash flows of the borrower, the ratio of the loan amount to the appraised value and the overall creditworthiness of the prospective borrower.  Our commercial real estate loans have typically ranged in size from $250 thousand to $20 million.

10-K Index

The repayment of commercial real estate loans is often dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan.  These loans may therefore be more adversely affected by conditions in real estate markets or in the economy in general.  For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay a loan may be impaired.  In addition, many commercial real estate loans are not fully amortized over the loan period, but have balloon payments due at maturity.  A borrower’s ability to make a balloon payment typically will depend on their ability to either refinance the loan or complete a timely sale of the underlying property.

Construction Real Estate.  Historically we have provided construction loans for the acquisition and development of land for further improvement of condominiums, townhomes, and one-to-four family residences.  We have also provided acquisition, development and construction loans for retail and other commercial purposes, primarily in our market areas.  With regard to construction lending, there were fewer new loans made during 2009 and 2008 compared to prior years due to the unfavorable economic environment for new home sales and commercial properties.  Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion.  Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, our estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness.  If our estimate of the value of a project at completion proves to be overstated or market values have declined since we originated our loan, we may have inadequate security for repayment of the loan and we may incur a loss.

Lease Loans.  We lend money to leasing companies to finance the debt portion of leases (which we refer to as lease loans).  A lease loan arises when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee.  Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment.  For this reason, we underwrite lease loans by examining the creditworthiness of the lessee rather than the lessor.  Generally, lease loans are secured by an assignment of lease payments and a security interest in the equipment being leased.  As with commercial loans secured by equipment, equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value.  We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for repayment of all required amounts under lease loans.  In the event of default, it is unlikely that the proceeds from the sale of leased equipment will be sufficient to satisfy the outstanding unpaid amounts under terms of the lease loan.

The lessee acknowledges the bank’s security interest in the leased equipment and normally agrees to send lease payments directly to us.  Lessees tend to be companies that have an investment grade public debt rating by Moody’s or Standard & Poors or the equivalent, though, we also provide credit to below investment grade and non-rated companies as well.  If the lessee does not have a public debt rating, they are subject to the same internal credit analysis as any other customer.  Lease loans almost always are fully amortizing, with maturities typically ranging from three to five years.  Loan interest rates are fixed.

We also invest directly in equipment leased to other companies (which we refer to as operating leases).  The profitability of these investments depends, to a great degree, upon our ability to realize the expected residual values of this equipment.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Residual Value of Our Direct Finance, Leveraged and Operating Leases.”

Residential Real Estate.  We also originate fixed and adjustable rate residential real estate loans secured by one to four family homes.  Terms of first mortgages range from five to thirty years.  In deciding whether to make a residential real estate loan, we consider the qualifications of the borrower as well as the value of the underlying property.  Our general practice is to sell the majority of our newly originated fixed-rate residential real estate loans shortly after they are funded and to hold in portfolio some adjustable rate residential real estate loans. On a limited basis we hold loans with 15 and 30 year maturities.

10-K Index

Consumer Lending.  Our consumer loan portfolio is primarily focused on home equity lines of credit, fixed-rate second mortgage loans, indirect vehicle loans, and to a lesser extent, secured and unsecured consumer loans.  Home equity lines of credit are generally extended up to 80% of the appraised value of the property, less existing liens.  Indirect vehicle loans represent consumer loans made primarily through a network of motorcycle dealers in 46 states.  Consumer loans typically have shorter terms and lower balances with higher yields as compared to residential real estate loans, but carry a higher risk of default.  Terms for second mortgages typically range from five to ten years.  Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans.

Foreign Operations

MB Financial Bank holds certain commercial real estate loans, residential real estate loans, other loans and mortgage-backed investment securities in a real estate investment trust through its wholly owned subsidiary MBRE Holdings LLC headquartered and domiciled in Freeport, The Bahamas.  MBRE Holdings LLC and its subsidiary, MB Real Estate Holdings LLC, provide us with alternative methods for raising capital and funding.  We do not engage in operations in any other foreign countries.

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

Personnel

As of December 31, 2009, we and our subsidiaries employed a total of 1,638 full-time equivalent employees.  We consider our relationship with our employees to be good.

Supervision and Regulation

We, our subsidiary bank, and its subsidiaries, are subject to an extensive system of laws and regulations that are intended primarily for the protection of customers and depositors and not for the protection of security holders.  These laws and regulations govern such areas as capital, permissible activities, allowance for loan losses, loans and investments, and rates of interest that can be charged on loans.  Described below are elements of selected laws and regulations.  The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

Holding Company Regulation. As a bank holding company and financial holding company, we are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999.  We must file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and our holding company and non-banking affiliates are subject to examination by the Federal Reserve Board.  Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary banks.  Under this policy, the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.  The Bank Holding Company Act provides that a bank holding company must obtain Federal Reserve Board approval before:

•
Acquiring directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);

•	Acquiring all or substantially all of the assets of another bank or bank holding company, or

•	Merging or consolidating with another bank holding company.

10-K Index

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

The Federal Reserve Board's risk-based guidelines establish a two-tier capital framework.  Tier 1 capital generally consists of common stockholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles.  Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities.  The sum of Tier 1 and Tier 2 capital represents qualifying total capital, at least 50% of which must consist of Tier 1 capital.

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets.  Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk.  For bank holding companies, generally the minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%.  Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2009 were 13.51% and 15.45%, respectively.

10-K Index

The Federal Reserve Board’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets.  The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2009, we had a leverage ratio of 8.71%.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to certain large or internationally active banking organizations, or “core banks” – defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule (if they meet applicable qualification requirements), but they are not required to apply them. The rule also allows a banking organization’s primary federal supervisor to determine that the application of the rule would not be appropriate in light of the bank’s asset size, level of complexity, risk profile, or scope of operations. The Company is not required to comply with the advanced approaches of Basel II.

In July 2008, the agencies issued a proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework. This framework would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk, and related disclosure requirements. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. Comments on the proposed rule were due to the agencies by October 27, 2008, but a definitive final rule has not been issued. The proposed rule, if adopted, would replace the agencies’ earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the “Basel I-A” approach).

On September 3, 2009, the United States Treasury Department issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” The Treasury Policy Statement was developed in consultation with the U.S. bank regulatory agencies and contemplates changes to the existing regulatory capital regime that would involve substantial revisions to, if not replacement of, major parts of the Basel I and Basel II capital frameworks and affects all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms. The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provides for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that U.S. bank regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.

On December 17, 2009, the Basel Committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status. The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also suggest the possibility that the current minimum Tier 1 capital and total capital ratios of 4.0% and 8.0%, respectively, may be increased.

10-K Index

Concurrently with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals,” and together with the Capital Proposals, the “2009 Basel Committee Proposals”). The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

Comments on the 2009 Basel Committee Proposals are due by April 16, 2010, with the expectation that the Basel Committee will release a comprehensive set of proposals by December 31, 2010 and that final provisions will be implemented by December 31, 2012. The U.S. bank regulators have urged comment on the 2009 Basel Committee Proposals. Ultimate implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators and the regulations or guidelines adopted by such agencies may, of course, differ from the 2009 Basel Committee Proposals and other proposals that the Basel Committee may promulgate in the future.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within these categories.  This act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified.  Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements.  An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan.  The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan.  Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors.  In addition, the Federal Deposit Insurance Corporation Improvement Act requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet these standards.

The various federal bank regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by the Federal Deposit Insurance Corporation Improvement Act, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures.  These regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized.  Under the regulations, a "well capitalized" institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive or order.  An institution is "adequately capitalized" if it has a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a leverage ratio of at least 4% (3% in certain circumstances).  An institution is “undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 4%, a total risk-based capital ratio of less than 8% or a leverage ratio of less than 4% (3% in certain circumstances).  An institution is "significantly undercapitalized" if it has a Tier 1 risk-based capital ratio of less than 3%, a total risk-based capital ratio of less than 6% or a leverage ratio of less than 3%.  An institution is "critically undercapitalized" if its tangible equity is equal to or less than 2% of total assets.  Generally, an institution may be reclassified in a lower capitalization category if it is determined that the institution is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

As of December 31, 2009, our subsidiary bank met the requirements to be classified as “well-capitalized.”

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

On December 5, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program of the United States Department of the Treasury (“Treasury”), the Company sold to Treasury 196,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation preference amount of $1,000 per share, for a purchase price of $196.0 million in cash and (ii) issued to Treasury a ten-year warrant to purchase 1,012,048 shares (which was subsequently reduced to 506,024 shares, as explained below) of the Company’s common stock  at an exercise price of $29.05 per share (the “Warrant”).

10-K Index

The Company may redeem the Series A Preferred Stock at any time by repaying the Treasury, without penalty, subject to the Treasury’s consultation with the Company’s appropriate regulatory agency.  Additionally, upon redemption of the Series A Preferred Stock, the Warrant may be repurchased from the Treasury at its fair market value as agreed-upon by the Company and the Treasury.

On September 17, 2009, the Company completed a public offering of its common stock by issuing 12,578,125 shares of common stock for aggregate gross proceeds of $201.3 million.  The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $190.9 million.  With the proceeds from this offering and the proceeds received by the Company from issuances pursuant to its Dividend Reinvestment and Stock Purchase Plan, the Company has received aggregate gross proceeds from “Qualified Equity Offerings” in excess of the $196.0 million aggregate liquidation preference amount of the Series A Preferred Stock.  As a result, the number of shares of the Company’s common stock underlying the Warrant has been reduced by 50%, from 1,012,048 shares to 506,024 shares.

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

In February 2009, the FDIC adopted a final regulation that provided for the replenishment of the Deposit Insurance Fund over a period of seven years. The restoration plan changed the FDIC’s base assessment rates and the risk-based assessment system. The risk-based premium system provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either six financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and their initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The adjustments include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for all institutions for their unsecured debt.  Total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  Rates increase uniformly by 3 basis points effective January 1, 2011.

10-K Index

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund.  These assessments will continue until the Financing Corporation bonds mature in 2019.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The FDIC collected MB Financial Bank’s special assessment amounting to $3.9 million on September 30, 2009. The special assessment was fully expensed by the Company in the second quarter of 2009.

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the fourth quarter of 2009. The FDIC collected MB Financial Bank’s pre-paid assessments amounting to $45.0 million on December 30, 2009.  The prepaid assessments will be expensed over the three year period.

Temporary Liquidity Guarantee Program.  On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC in October 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012 (extended from June 30, 2012 by subsequent amendment), certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (extended from June 30, 2009 by subsequent amendment) and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying a maximum of 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through June 30, 2010 (extended from December 31, 2009, subject to an opt-out provision, by subsequent amendment). The Company did not issue any debt pursuant to the guaranteed debt program.  The Company elected not to opt out of the six-month extension of the transaction account guarantee program. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranged from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee for full deposit insurance coverage for such transaction accounts was 10 basis points per quarter during 2009 on amounts in covered accounts exceeding $250,000.  During the six – month extension period in 2010, the fees for participating banks will range from 15 to 25 basis points, depending on the risk category to which the bank is assigned for deposit insurance assessment purposes.

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

10-K Index

Interstate Banking and Branching.  The Federal Reserve Board may approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the bank holding company's home state, without regard to whether the transaction is prohibited by the laws of any state.  The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the law of the target bank’s home state.  The Federal Reserve Board also may not approve an application if the bank holding company (and its bank affiliates) controls or would control more than ten percent of the insured deposits in the United States or, generally, 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch.  Individual states may waive the 30% statewide concentration limit.  Each state may limit the percentage of total insured deposits in the state that may be held or controlled by a bank or bank holding company to the extent the limitation does not discriminate against out-of-state banks or bank holding companies.  De novo branching by a bank outside of its home state is generally subject to the law of the state where a branch is to be located as well as federal law.

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

Regulatory Reform.  In June 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals that may affect the Company included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to combine the OCC and the Office of Thrift Supervision into a National Bank Supervisor with a unified federal bank charter; (iii) to expand the current eligibility requirements for financial holding companies, such as MB Financial, so that the financial holding company must be “well capitalized” and “well managed” on a consolidated basis; (iv) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; (v) to further limit the ability of banks to engage in transactions with affiliates; and (vi) to subject all “over-the-counter” derivatives markets to comprehensive regulation.

10-K Index

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Various financial reform bills intended to address the proposals set forth by the administration have been introduced in both houses of Congress and further proposals may be made. In addition, both the U.S. Treasury Department and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations as discussed above. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Company may be affected thereby.

TARP-Related Compensation and Corporate Governance Requirements. The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008 and authorized the U.S. Treasury to provide funds to be used to restore liquidity and stability to the U.S. financial system pursuant to the TARP.  Under the authority of EESA, Treasury instituted the TARP Capital Purchase Program to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.  As noted above, on December 5, 2009, the Company participated in this program by issuing 196,000 shares of the Company’s Series A Preferred Stock to Treasury for a purchase price of $196.0 million in cash and issued the Warrant to Treasury.

In addition to the restrictions on the Company’s ability to pay dividends on and repurchase its stock, as described above under “Dividends,” participation in the TARP Capital Purchase Program also includes certain requirements and restrictions regarding compensation that were expanded significantly by the American Recovery and Reinvestment Act of 2009 (“ARRA”), as implemented by Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.  These requirements and restrictions include, among others, the following: (i) a prohibition on paying or accruing bonuses, retention awards and incentive compensation, other than qualifying long-term restricted stock or pursuant to certain preexisting employment contracts, to the Company’s five most highly-compensated employees; (ii) a general prohibition on providing severance benefits, or other benefits due to a change in control of the Company, to the Company’s senior executive officers (“SEOs”) and next five most highly compensated employees; (iii) a requirement to make subject to clawback any bonus, retention award, or incentive compensation paid to any of the SEOs and any of the next twenty most highly compensated employees if such compensation was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (iv) a requirement to establish a policy on luxury or excessive expenditures; (v) a requirement to provide shareholders with a non-binding advisory “say on pay” vote on executive compensation; (vi) a prohibition on deducting more than $500,000 in annual compensation, including performance-based compensation, to the executives covered under Internal Revenue Code Section 162(m); (vii) a requirement that the compensation committee of the board of directors evaluate and review on a semi-annual basis the risks involved in employee compensation plans; and (viii) a prohibition on providing tax “gross-ups” to the Company’s SEOs and the next 20 most highly compensated employees.  These requirements and restrictions will remain applicable to the Company until it has redeemed the Series A Preferred Stock in full.

Incentive Compensation.  On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Banking organizations are instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where there are deficiencies in the incentive compensation arrangements, they must be immediately addressed.

Additionally, the Incentive Compensation Proposal will require the Federal Reserve to review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

10-K Index

In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Other Future Legislation and Changes in Regulations.  In addition to the specific proposals described above, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the MB Financial or any of its subsidiaries could have a material effect on the business of the Company.

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

As of December 31, 2009, excluding loans acquired in the Heritage and Benchmark acquisitions and covered by our loss-sharing agreements with the FDIC for those transactions, approximately 57% of our loan portfolio was secured by real estate, the majority of which is commercial real estate.  The commercial real estate market continues to experience a variety of difficulties.  In particular, market conditions in the Chicago metropolitan area, in which a majority of our commercial real estate loans are concentrated, have declined significantly in the past year.  As a result of increased levels of commercial and consumer delinquencies and declining real estate values, which reduce the customer's borrowing power and the value of the collateral securing the loan, we have experienced increasing levels of charge-offs and provisions for loan losses. Continued increases in delinquency levels or continued declines in real estate values, which cause our borrowers’ loan-to-value ratios to increase, could result in additional charge-offs and provisions for loan losses. This could have a material negative effect on our business and results of operations.

Our construction loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate.  A substantial portion of our construction loans were non-performing at December 31, 2009.

10-K Index

We provide loans for the acquisition and development of land and for the acquisition, development, and construction of condominiums, townhomes, and one-to-four family residences. We also provide acquisition, development and construction loans for retail and other commercial properties, primarily in our market areas.

Construction lending can involve a higher level of risk than other types of lending because funds are often advanced based upon the value of the project, which is uncertain prior to the project's completion. Because of the uncertainties inherent in estimating construction costs and the timing of project completion as well as the market value of a completed project and the effects of governmental regulation of real property, our estimates with regard to the total funds required to complete a project, the proceeds from a project’s sale or refinance, and the related loan-to-value ratio may vary from actual results. Construction loans of for sale properties (residential or commercial) often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness. If our estimate of the value of a project at completion proves to be overstated, we may have inadequate security for repayment of the loan and we may incur a loss.

At December 31, 2009, excluding loans acquired in the Heritage and Benchmark acquisitions and covered by our loss-sharing agreements with the FDIC for those transactions, our construction loans totaled approximately $594.5 million, or 9% of our total loan portfolio. Of these loans, approximately $312.7 million, or 53%, were residential construction-related and approximately $262.9 million, or 44%, were commercial construction related. Approximately $181.0 million, or 30%, of the $594.5 million of our construction loans were non-performing at December 31, 2009. These loans represented approximately 67% of our total non-performing loans as of December 31, 2009, excluding loans covered by our loss-sharing agreements with the FDIC for the Heritage and Benchmark acquisitions.

The deterioration in the quality of our construction loan portfolio has been the primary factor behind the substantial increases in charge-offs and provisions for loan losses we have experienced in recent periods.  Our provision for loan losses was $70.0 million for the fourth quarter of 2009, while our net charge-offs were $82.2 million.  For the third quarter of 2009, our provision for loan losses and net charge-offs were $45.0 million and $37.1 million, respectively.  Our provisions for loan losses and net charge offs for the full 2009 year were $231.8 million and $198.7 million, respectively, compared with $125.7 million and $46.8 million, respectively, for 2008.  The Chicago area real estate market remains very weak, and we believe that further deterioration in the quality of our construction loan portfolio is a possibility.  This could result in additional charge-offs and provisions for loan losses, which could have a material negative effect on our financial condition and results of operations.

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

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2007, the housing and real estate sectors experienced an economic slowdown that continued through 2009. Further deterioration in economic conditions, particularly within the Chicago area, could result in the following consequences, among others, any of which could hurt our business materially:

10-K Index

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	collateral for our loans may decline in value, in turn reducing a customer's borrowing power and reducing the value of collateral securing our loans; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Difficult market conditions and economic trends have adversely affected our industry and our business.

The United States experienced a severe economic recession in 2008 and 2009.  While economic growth may have resumed recently, the rate of this growth has been very low and unemployment remains at high levels.  Many lending institutions, including us, have experienced declines in the performance of their loans, especially construction and commercial real estate loans. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material negative effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new laws and regulations regarding lending and funding practices and capital and liquidity standards, and bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations. In this regard, the U.S. Department of the Treasury (the "U.S. Treasury") has announced that more rigorous regulatory capital and liquidity standards for banks should be established by December 31, 2010 and implemented by December 31, 2012, but no specific measures have yet been published.

Negative developments in the financial industry and the impact of new legislation and regulations in response to those developments could restrict our business operations, including our ability to originate loans, and negatively impact our results of operations and financial condition. Overall, during the past few years, the general business environment has had a negative effect on our business. Until there is a sustained improvement in economic conditions, we expect our business, financial condition and results of operations to be negatively affected.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience;
•	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral; and
•	current macroeconomic factors and model imprecision factors.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material negative effect on our financial condition and results of operations.

10-K Index

The value of the securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

Due to heightened credit and liquidity risks and the volatile economy, among other things, the market for some of the securities held in our investment portfolio has become increasingly volatile over the past two years, making the determination of the value of these securities less certain.  There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges that could have a material negative effect on our financial condition and results of operations.

Higher FDIC deposit insurance premiums and assessments could significantly increase our non-interest expense.

FDIC insurance premiums increased significantly in 2009 and we expect to pay higher FDIC premiums in the future. Recent bank failures have substantially depleted the insurance fund of the FDIC and reduced the fund's ratio of reserves to insured deposits.  The FDIC implemented a special assessment equal to five basis points of each insured depository institution's assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $3.6 million in the second quarter of 2009 for this special assessment.  In November 2009, the FDIC amended its assessment regulations to require insured depository institutions to prepay their estimated quarterly regular risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009.  We prepaid $45.0 million, which will be expensed in the normal course of business throughout this three-year period.

We participate in the FDIC's Transaction Account Guarantee Program, or TAGP, for non-interest-bearing transaction deposit accounts. The TAGP is a component of the FDIC's Temporary Liquidity Guarantee Program, or TLGP. The TAGP was originally set to expire on December 31, 2009, but the FDIC established an extension period for the TAGP to run from January 1, 2010 through June 30, 2010. During the extension period, the fees for participating banks range from 15 to 25 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance, depending on the risk category to which the bank is assigned for deposit insurance assessment purposes.

To the extent that assessments under the TAGP are insufficient to cover any loss or expenses arising from the TLGP, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLGP upon depository institution holding companies, as well. These charges would cause the premiums and TAGP assessments charged by the FDIC to increase. These actions could significantly increase our non-interest expense for the foreseeable future.

Changes in interest rates may reduce our net interest income.

Our consolidated operating results are largely dependent on our net interest income. Net interest income is the difference between interest earned on loans and investments and interest expense incurred on deposits and other borrowings. Our net interest income is impacted by changes in market rates of interest, changes in credit spreads, changes in the shape of the yield curve, the interest rate sensitivity of our assets and liabilities, prepayments on our loans and investments, and the mix of our funding sources and assets.

Our interest earning assets and interest bearing liabilities may react in different degrees to changes in market interest rates. Interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types may lag behind. The result of these changes to rates may cause differing spreads on interest earning assets and interest bearing liabilities. While we take measures intended to manage the risks from changes in market interest rates, we cannot control or accurately predict changes in market rates of interest or be sure our protective measures are adequate.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could negatively affect us.

We pursue a strategy of supplementing internal growth by acquiring other financial institutions or their assets and liabilities that will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, including the following:

10-K Index

•
We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets, and liabilities we acquire. If these issues or liabilities exceed our estimates, our earnings and financial condition may be negatively affected;

•
Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;

•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful. These risks are present in our recently completed FDIC-assisted transaction involving our assumption of the deposits and the acquisition of certain assets of Benchmark;

•
The Company entered into loss sharing agreements with the FDIC as part of the Heritage and Benchmark transactions. These loss sharing agreements require that MB Financial Bank follow certain servicing procedures as specified in the agreement or risk losing FDIC reimbursement of losses on covered loans and other real estate owned.

•
To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders; and

•
We have completed various acquisitions and opened additional banking offices in the past few years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point need to raise additional capital to support continued growth or losses, both internally and through acquisitions. Any capital we obtain may result in the dilution of the interests of existing holders of our common stock.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances of our ability to raise additional capital if needed, or if the terms will be acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and negatively affected.

Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs.

Liquidity is essential to our business, as we must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could negatively affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or negative regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

Our wholesale funding sources may prove insufficient to replace deposits or support our future growth.

As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include brokered certificates of deposit, repurchase agreements, federal funds purchased, Federal Reserve term auction funds and Federal Home Loan Bank advances. Negative operating results or changes in industry conditions could lead to an inability to replace these additional  funding sources at maturity. Our financial flexibility could be constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our results of operations and financial condition would be negatively affected.

10-K Index

Since our business is concentrated in the Chicago metropolitan area, a further decline in the economy of this area may negatively affect our business.

Except for our lease banking activities, which are nationwide, our lending and deposit gathering activities are concentrated primarily in the Chicago metropolitan area. Our success depends on the general economic conditions of this metropolitan area and its surrounding areas.

Many of the loans in our portfolio are secured by real estate. Most of these loans are secured by properties located in the Chicago metropolitan area. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower's ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as tornados.

Negative changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

The soundness of other financial institutions could negatively affect us.

Our ability to engage in routine funding and other transactions could be negatively affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of the difficulties or failures of other banks, which would increase the capital we need to support our growth.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury's Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

New or changes in existing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a financial company's stockholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business-Supervision and Regulation”. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

Significant legal actions could subject us to substantial liabilities.

We are from time to time subject to claims related to our operations. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. As a result, we may be exposed to substantial liabilities, which could negatively affect our results of operations and financial condition.

10-K Index

The loss of certain key personnel could negatively affect our operations.

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

As a result of our participation in the TARP Capital Purchase Program, we are subject to significant restrictions on compensation payable to our executive officers and other key employees.

Our ability to attract and retain key officers and employees may be impacted by legislation and regulation affecting the financial services industry. In 2009, the American Recovery and Reinvestment Act (the “ARRA”) became law. The ARRA, through the implementing regulations of the U.S. Treasury, significantly expanded the executive compensation restrictions originally imposed on TARP participants, including us. Among other things, these restrictions limit our ability to pay bonuses and other incentive compensation and make severance payments. These restrictions will continue to apply to us for as long as the preferred stock we issued pursuant to the TARP Capital Purchase Program remains outstanding. These restrictions may negatively affect our ability to compete with financial institutions that are not subject to the same limitations.

We may experience future goodwill impairment.

If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are based on a complex model using, among other things, cash flows and company comparisons.  To the extent our market capitalization (market value of total common shares outstanding) is less than the book value of our total stockholders’ equity, this will be considered, along with other pertinent factors, in determining whether goodwill is impaired.  If our estimates of future cash flows or other components of our fair value calculations are inaccurate, the fair value of goodwill reflected in our financial statements could be inaccurate and we could be required to take asset impairment charges, which could have a material adverse effect on our results of operations and financial condition.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, we have grown our business successfully by focusing on our business lines in our geographic markets and emphasizing the high level of service and responsiveness desired by our customers. We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies and specialized finance companies. Many of our competitors offer products and services which we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, and smaller newer competitors may also be more aggressive in terms of pricing loan and deposit products than we are in order to obtain a share of the market. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured state-chartered banks and national banks and federal savings banks. In addition, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies may negatively affect our ability to successfully market our products and services. As a result, these competitors have certain advantages over us in accessing funding and in providing various services.

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

10-K Index

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We conduct our business at 87 retail banking center locations, with 86 in the Chicago metropolitan area and one in Philadelphia, Pennsylvania.  We own 52 of our banking center facilities.  The other facilities are leased for various terms.  All of our branches have ATMs, and we have 17 additional ATMs at other locations in the Chicago metropolitan area.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.  See Note 8 of the notes to our consolidated financial statements for additional information regarding our premises and equipment.

We also have non-bank office locations in Chicago, Illinois, Paramus, New Jersey, Troy, Michigan, Columbus, Ohio, and Freeport, The Bahamas.  The Chicago office is used as the headquarters for Cedar Hill.  The Paramus location is a lease banking services office.  The Troy and Columbus locations are LaSalle sales offices.  The Freeport office houses the headquarters for MBRE Holdings LLC.  None of these locations provide banking services to our customers.

We believe our facilities in the aggregate are suitable and adequate to operate our banking and related business.

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

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MBFI”.  There were approximately 1,640 holders of record of our common stock as of December 31, 2009.

The following table presents quarterly market price information and cash dividends paid per share for our common stock for 2009 and 2008:

Market Price Range
	High	Low	Dividends Paid
2009
Quarter ended December 31, 2009	$ 21.77	$ 16.67	$ 0.01
Quarter ended September 30, 2009	$ 21.45	$ 9.95	$ 0.01
Quarter ended June 30, 2009	$ 17.44	$ 9.25	$ 0.01
Quarter ended March 31, 2009	$ 28.04	$ 9.77	$ 0.12
2008
Quarter ended December 31, 2008	$ 34.59	$ 20.43	$ 0.18
Quarter ended September 30, 2008	$ 44.29	$ 18.76	$ 0.18
Quarter ended June 30, 2008	$ 32.59	$ 22.47	$ 0.18
Quarter ended March 31, 2008	$ 33.30	$ 25.41	$ 0.18

10-K Index

The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors.  In this regard, after reviewing these factors and giving consideration to the current economic environment, we reduced our quarterly common stock cash dividend to $0.12 per share in the first quarter of 2009 and to $0.01 per share in the second quarter of 2009.  The primary source for dividends paid to stockholders is dividends paid to us from MB Financial Bank.  We have an internal policy which provides that dividends paid to us by MB Financial Bank cannot exceed an amount that would cause the bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios to fall below 12%, 9% and 7%, respectively.  These ratios are in excess of the minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes (10%, 6% and 5%, respectively).  In addition to adhering to our internal policy, there are regulatory restrictions on the ability of national banks to pay dividends.  See “Item 1. Business - Supervision and Regulation - Dividends” above and Note 18 of notes to consolidated financial statements contained in Item 8 of this report.

The following table sets forth information for the three months ended December 31, 2009 with respect to repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 – October 31, 2009	68	$ 21.73	-	-
November 1, 2009 – November 30, 2009	-	-	-	-
December 1, 2009 – December 31, 2009	-	-	-	-
Total	68	$ 21.73	-

(1)	Represents shares of stock withheld upon vesting of restricted shares and exercise of stock options to satisfy tax withholding obligations.

On December 5, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program of the United States Department of the Treasury (“Treasury”), the Company sold to Treasury 196,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation preference amount of $1,000 per share, for a purchase price of $196.0 million in cash and issued to Treasury a ten-year warrant to purchase 1,012,048 shares of the Company’s common stock at an exercise price of $29.05 per share (the “Warrant”).  As explained below, the number of shares underlying the Warrant has been reduced to 506,024.

The Company may redeem the Series A Preferred Stock at any time by repaying Treasury, without penalty, subject to Treasury’s consultation with the Company’s appropriate regulatory agency.  Additionally, upon redemption of the Series A Preferred Stock, the Warrant may be repurchased from Treasury at its fair market value as agreed-upon by the Company and Treasury.

On September 17, 2009, the Company completed a public offering of its common stock by issuing 12,578,125 shares of common stock for aggregate gross proceeds of $201.3 million.  The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $190.9 million.  With the proceeds from this offering and the proceeds received by the Company from issuances pursuant to its Dividend Reinvestment and Stock Purchase Plan, the Company received aggregate gross proceeds from “Qualified Equity Offerings” in excess of the $196.0 million aggregate liquidation preference amount of the Series A Preferred Stock.  As a result, the number of shares of the Company’s common stock underlying the Warrant was reduced by 50%, from 1,012,048 shares to 506,024 shares.

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

10-K Index

Stock Performance Presentation

The following line graph shows a comparison of the cumulative returns for the Company, the NASDAQ Market Bank Index, an index of peer corporations selected by the Company and the NASDAQ Composite Index, for the period beginning December 31, 2004 and ending December 31, 2009.  The information assumes that $100 was invested at the closing price on December 31, 2004 in the Common Stock and each index, and that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG MB FINANCIAL, INC., NASDAQ BANK INDEX, PEER GROUP INDEX AND NASDAQ COMPOSITE INDEX

Total Return Performance
Index Value
140
120
100
80
60
40
20
0
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
MB Financial, Inc.
NASDAQ Bank Index
Peer Group Index*
NASDAQ Composite

		Fiscal Year Ending
Index	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
MB Financial, Inc.	100.00	85.21	92.22	77.16	71.77	51.13
NASDAQ Bank Index	100.00	95.67	106.20	82.76	62.96	51.31
Peer Group Index*	100.00	101.40	106.01	78.91	48.21	28.56
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31

The Peer Group is made up of the common stocks of the following companies:

AMCORE FINANCIAL INC
FIRST MIDWEST BANCORP INC
MIDWEST BANC HOLDINGS INC
OLD SECOND BANCORP INC
PRIVATEBANCORP INC
TAYLOR CAPITAL GROUP INC
WINTRUST FINANCIAL CORPORATION

10-K Index

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

On August 10, 2009, the Company sold its merchant card processing business.  In accordance with U.S. GAAP, the assets, liabilities, results of operations, including a pre-tax gain of $10.2 million, and cash flows of the Company’s merchant card processing business have been shown separately as discontinued operations in the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for all periods presented.

On November 28, 2007, the Company sold its Union Bank subsidiary.  In accordance with U.S. GAAP, the assets, liabilities, results of operations, and cash flows of the business conducted by Union Bank have been shown separately as discontinued operations in the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for all periods presented.

For purposes of the following discussion, balances, average rate, income and expenses associated with Union Bank, and the Company’s merchant card processing business have been excluded from continuing operations.  See Note 3 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.

Our summary consolidated financial information and other financial data contain information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP).  These measures include net interest income on a fully tax equivalent basis, net interest margin on a fully tax equivalent basis; efficiency ratio, with net gains and losses on securities available for sale, net gains and losses on sale of assets, and acquisition related gains excluded from  the non-interest income component of this ratio and the FDIC special assessment expense, contributions to MB Financial Charitable Foundation, executive separation agreement expense, unamortized issuance costs related to redemption of trust preferred securities and impairment charges excluded from the non-interest expense component of this ratio; ratios of tangible equity to assets, tangible common equity to assets, and tangible common equity to risk-weighted assets; and tangible book value per common share.  Our management uses these non-GAAP measures in its analysis of our performance.  The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate.  Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes.  Management also believes that by excluding net gains and losses on securities available for sale, net gains and losses on sale of assets, and acquisition related gains from the non-interest income component and the FDIC special assessment expense and impairment charges from other non-interest expense of the efficiency, this ratio better reflects our operating performance.  The other measures exclude the ending balances of acquisition-related goodwill and other intangible assets, net of tax benefit, in determining tangible stockholders’ equity.  Management believes the presentation of these other financial measures excluding the impact of such items provides useful supplemental information that is helpful in understanding our financial results, as they provide a method to assess management’s success in utilizing our tangible capital.  These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Reconciliations of net interest margin on a fully tax equivalent basis to net interest margin, efficiency ratio as adjusted to efficiency ratio, and tangible common book value per common share to common book value per common share are contained in the “Selected Financial Data” discussed below.

10-K Index

Selected Financial Data:

	As of or for the Year Ended December 31,
	2009 (1)	2008	2007	2006 (2)	2005
Statement of Income Data:
Interest income	$ 393,538	$ 413,788	$ 457,266	$ 374,371	$ 274,522
Interest expense	142,986	192,900	244,960	186,192	105,689
Net interest income	250,552	220,888	212,306	188,179	168,833
Provision for loan losses	231,800	125,721	19,313	10,100	8,150
Net interest income after provision for loan losses	18,752	95,167	192,993	178,079	160,683
Other income	127,154	80,393	83,528	64,376	57,822
Other expenses	223,750	183,390	191,506	152,218	131,155
Income (loss) before income taxes	(77,844)	(7,830)	85,015	90,237	87,350
Applicable income tax expense (benefit)	(45,265)	(23,555)	23,670	27,238	26,641
Income (loss) from continuing operations	(32,579)	15,725	61,345	62,999	60,709
Income from discontinued operations, net of income tax	6,453	439	32,518	4,115	4,045
Net income (loss)	(26,126)	16,164	93,863	67,114	64,754
Dividends on preferred shares	10,298	789	-	-	-
Net income (loss) available to common shareholders	$ (36,424)	$ 15,375	$ 93,863	$ 67,114	$ 64,754

Common Share Data:
Basic earnings (loss) per common share from continuing operations	$ (0.81)	$ 0.45	$ 1.70	$ 2.02	$ 2.13
Basic earnings per common share from discontinued operations	0.16	0.01	0.91	0.13	0.14
Impact of preferred stock dividends on basic earnings (loss) per common share	(0.26)	(0.02)	-	-	-
Basic earnings (loss) per common share	(0.91)	0.44	2.61	2.15	2.27
Diluted earnings (loss) per common share from continuing operations	(0.81)	0.45	1.68	1.99	2.10
Diluted earnings per common share from discontinued operations	0.16	0.01	0.89	0.13	0.14
Impact of preferred stock dividends on diluted earnings (loss) per common share	(0.26)	(0.02)	-	-	-
Diluted earnings (loss) per common share	(0.91)	0.44	2.57	2.12	2.24
Common book value per common share	20.75	25.17	24.91	23.10	17.81
Less: goodwill and other tangible assets, net of tax benefit, per common share	8.07	11.56	11.43	10.85	4.66
Tangible common book value per common share	12.68	13.61	13.48	12.25	13.15
Weighted average common shares outstanding:
Basic	40,042,655	34,706,092	35,919,900	31,156,887	28,480,909
Diluted	40,042,655	35,061,712	36,439,561	31,687,220	28,895,042
Dividend payout ratio (3)	NM	163.64%	27.59%	30.70%	24.63%
Cash dividends per common share	$ 0.15	$ 0.72	$ 0.72	$ 0.66	$ 0.56

(1)	In 2009 we completed four FDIC-assisted transactions. See Note 2 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.
(2)	In 2006 we acquired First Oak Brook Bancshares, Inc.
(3)	Not meaningful, due to our net loss for 2009.

10-K Index

Selected Financial Data (continued):
	As of or for the Year Ended December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005

Balance Sheet Data:
Cash and due from banks	$ 136,763	$ 79,824	$ 141,248	$ 142,207	$ 82,751
Investment securities	2,913,594	1,400,376	1,241,385	1,628,348	1,316,149
Loans, gross	6,524,547	6,228,563	5,615,627	4,971,494	3,480,447
Allowance for loan losses	177,072	144,001	65,103	58,983	42,290
Assets held for sale	-	-	-	393,608	370,103
Total assets	10,865,393	8,819,763	7,834,703	7,978,298	5,719,065
Deposits	8,683,276	6,495,571	5,513,783	5,580,553	3,906,212
Short-term and long-term borrowings	323,917	960,085	1,186,586	934,384	771,088
Junior subordinated notes issued to capital trusts	158,677	158,824	159,016	179,162	123,526
Liabilities held for sale	-	-	-	361,008	341,988
Stockholders’ equity	1,251,180	1,068,824	862,369	846,952	506,986
Less: goodwill	387,069	387,069	379,047	379,047	125,010
Less: other intangible assets, net of tax benefit	24,510	16,754	16,479	18,756	8,186
Tangible equity	839,601	665,001	466,843	449,149	373,790
Less: preferred stock	193,522	193,025	-	-	-
Tangible common equity	646,079	471,976	466,843	449,149	373,790

Performance Ratios:
Return on average assets	(0.27%)	0.20%	1.19%	1.02%	1.17%
Return on average common equity	(3.91%)	1.74%	11.03%	10.70%	13.15%
Net interest margin (1)	2.85%	3.03%	3.22%	3.41%	3.63%
Tax equivalent effect	0.12%	0.13%	0.11%	0.11%	0.11%
Net interest margin – fully tax equivalent basis (1)	2.97%	3.16%	3.33%	3.52%	3.74%
Efficiency ratio (2)	62.44%	58.94%	60.29%	58.92%	56.07%
Loans to deposits	75.14%	95.89%	101.85%	89.09%	89.10%

Asset Quality Ratios:
Non-performing loans to total loans (3)	4.16%	2.34%	0.44%	0.43%	0.58%
Non-performing assets to total assets (4)	2.84%	1.71%	0.33%	0.31%	0.36%
Allowance for loan losses to total loans	2.71%	2.31%	1.16%	1.19%	1.22%
Allowance for loan losses to non-performing loans (3)	65.26%	98.67%	266.17%	274.75%	209.66%
Net loan charge-offs to average loans	3.09%	0.79%	0.25%	0.24%	0.24%

Liquidity and Capital Ratios:
Tier 1 capital to risk -weighted assets	13.51%	12.07%	9.75%	10.49%	11.70%
Total capital to risk -weighted assets	15.45%	14.08%	11.58%	11.80%	12.91%
Tier 1 capital to average assets	8.71%	9.85%	8.18%	8.39%	9.08%
Average equity to average assets	11.51%	10.90%	10.76%	9.50%	8.93%
Tangible equity to assets (5)	8.03%	7.90%	6.28%	5.93%	6.69%
Tangible common equity to assets (6)	6.18%	5.61%	6.28%	5.93%	6.69%
Tangible common equity to risk-weighted assets (7)	8.83%	7.10%	7.40%	7.47%	8.70%

Other:
Banking facilities	87	72	73	70	45
Full time equivalent employees (8)	1,638	1,342	1,282	1,380	1,123

(1)	Net interest margin represents net interest income from continuing operations as a percentage of average interest earning assets.
(2)
Equals total other expense excluding FDIC special assessment, contributions to the MB Financial Charitable Foundation, executive separation agreement expense, unamortized issuance costs related to redemption of trust preferred securities, and impairment charges divided by the sum of net interest income on a fully tax equivalent basis and total other income less net gains (losses) on securities available for sale, net gains (losses) on sale of other assets, and acquisition related gains.

(3)
Non-performing loans include loans accounted for on a non-accrual basis, accruing loans contractually past due 90 days or more as to interest or principal and loans the terms of which have been renegotiated to provide reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.  Non-performing loans excludes purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Corus, and Benchmark FDIC-assisted transactions.  See Note 6 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.

(4)
Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.  Non-performing assets exclude other real estate owned that is related to the Heritage, InBank, and Benchmark FDIC-assisted transactions.  See Note 2 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.

(5)	Equals total ending shareholders’ equity less goodwill and other intangibles, net of tax benefit, divided by total assets less goodwill and other intangibles, net of tax benefit.
(6)	Equals total ending shareholders’ equity less preferred stock, goodwill and other intangibles, net of tax benefit, divided by total assets less goodwill and other intangibles, net of tax benefit.
(7)	Equals total ending shareholders’ equity less preferred stock, goodwill and other intangibles, net of tax benefit, divided by risk-weighted assets.
(8)	Includes Union Bank employees for 2006 and 2005 and employees of our merchant card processing business for all years shown.

10-K Index

Selected Financial Data (continued):

Efficiency Ratio Calculation (Dollars in Thousands)

	2009	2008	2007	2006	2005
Non-interest expense	$ 223,750	$ 183,390	$ 191,506	$ 152,218	$ 131,155
Less FDIC special assessment	3,850	-	-	-	-
Less contributions to MB Financial Charitable Foundation	-	-	4,500	-	-
Less executive separation agreement expense	-	-	5,908	-	-
Less unamortized issuance costs related to redemption
of trust preferred securities	-	-	1,914	-	-
Less impairment charges	4,000	-	-	-	-
Non-interest expense - as adjusted	$ 215,900	$ 183,390	$ 179,184	$ 152,218	$ 131,155

Net interest income	$ 250,552	$ 220,888	$ 212,306	$ 188,179	$ 168,833
Tax equivalent adjustment	10,625	9,890	7,728	6,191	5,185
Net interest income on a fully tax equivalent basis	261,177	230,778	220,034	194,370	174,018
Plus other income	127,154	80,393	83,528	64,376	57,822
Less net gains (losses) on securities available for sale	14,029	1,130	(3,744)	(445)	(2,077)
Less net gains (losses) on sale of other assets	(13)	(1,104)	10,097	860	20
Less acquisition related gains	28,547	-	-	-	-
Net interest income plus non-interest income -
as adjusted	$ 345,768	$ 311,145	$ 297,209	$ 258,331	$ 233,897

Efficiency ratio	62.44%	58.94%	60.29%	58.92%	56.07%

Efficiency ratio (without adjustments)	59.24%	60.87%	64.73%	60.27%	57.87%

The following table sets forth our selected quarterly financial data (in thousands, except common share data):

	Three Months Ended 2009				Three Months Ended 2008
Statement of Income Data:	December	September	June	March	December	September	June	March
Interest income	$ 110,250	$ 93,609	$ 93,864	$ 95,815	$ 101,535	$ 103,061	$ 101,390	$ 107,802
Interest expense	36,049	32,675	34,475	39,787	46,789	46,455	45,317	54,339

Net interest income	74,201	60,934	59,389	56,028	54,746	56,606	56,073	53,463
Provision for loan losses	70,000	45,000	27,100	89,700	72,581	18,400	12,200	22,540

Net interest income (loss) after provision for loan losses	4,201	15,934	32,289	(33,672)	(17,835)	38,206	43,873	30,923

Other income	42,927	30,900	24,925	28,402	17,603	21,880	20,916	19,993
Other expenses	61,072	59,158	54,508	49,012	44,011	47,773	47,665	43,940
Income (loss) before income taxes	(13,944)	(12,324)	2,706	(54,282)	(44,243)	12,313	17,124	6,976
Income tax expense (benefit)	(4,164)	(13,596)	(1,480)	(26,025)	(19,374)	(743)	(4,759)	1,321
Income (loss) from continuing operations	(9,780)	1,272	4,186	(28,257)	(24,869)	13,056	21,883	5,655
Income from discontinued operations, net of income tax	-	6,172	129	152	48	98	124	169
Net income (loss)	$ (9,780)	$ 7,444	$ 4,315	$ (28,105)	$ (24,821)	$ 13,154	$ 22,007	$ 5,824
Dividends on preferred shares	2,591	2,589	2,587	2,531	789	-	-	-
Net income (loss) available to common shareholders	$ (12,371)	$ 4,855	$ 1,728	$ (30,636)	$ (25,610)	$ 13,154	$ 22,007	$ 5,824

Net Interest Margin	2.74%	2.74%	3.05%	2.88%	2.86%	3.04%	3.11%	3.10%
Tax equivalent effect	0.12%	0.11%	0.13%	0.13%	0.14%	0.14%	0.14%	0.12%
Net interest margin on a fully tax equivalent basis	2.86%	2.85%	3.18%	3.01%	3.00%	3.18%	3.25%	3.22%

Common Share Data :
Basic earnings (loss) per common share from continuing operations	$ (0.19)	$ 0.03	$ 0.12	$ (0.81)	$ (0.72)	$ 0.38	$ 0.63	$ 0.16
Basic earnings per common share from discontinued operations	$ -	$ 0.16	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Impact of preferred stock dividends on basic earnings (loss) per common share	$ (0.05)	$ (0.07)	$ (0.07)	$ (0.07)	$ (0.02)	$ 0.00	$ -	$ -
Basis earnings (loss) per common share	$ (0.25)	$ 0.12	$ 0.05	$ (0.88)	$ (0.74)	$ 0.38	$ 0.63	$ 0.17
Diluted earnings (loss) per common share from continuing operations	$ (0.19)	$ 0.03	$ 0.12	$ (0.81)	$ (0.72)	$ 0.38	$ 0.62	$ 0.16
Diluted earnings per common share from discontinued operations	$ -	$ 0.16	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Impact of preferred stock dividends on diluted earnings (loss) per common share	$ (0.05)	$ (0.07)	$ (0.07)	$ (0.07)	$ (0.02)	$ 0.00	$ -	$ -
Diluted earnings (loss) per common share	$ (0.25)	$ 0.12	$ 0.05	$ (0.88)	$ (0.74)	$ 0.38	$ 0.63	$ 0.17

Weighted average common shares outstanding	50,279,008	39,104,894	35,726,879	34,914,012	34,777,651	34,732,633	34,692,571	34,620,435
Diluted weighted average common shares outstanding	50,279,008	39,299,168	35,876,483	34,914,012	35,164,585	35,074,297	35,047,596	34,994,731

10-K Index

Fourth Quarter Results

We had a net loss available to common shareholders of $12.4 million for the fourth quarter of 2009, compared to a net loss available to common shareholders of $25.6 million for the fourth quarter of 2008.  The results for the fourth quarter of 2009 generated annualized return on average assets of (0.33%), and an annualized return on average common equity of (4.54%), compared to (1.15%) and (11.38%), respectively, for the same period in 2008.

Net interest income increased 35.5% to $74.2 million in the fourth quarter of 2009, compared to $54.7 million for fourth quarter of 2008.  Our average interest earning assets increased by $3.1 billion from the fourth quarter of 2008 to the fourth quarter of 2009.  The increase in average interest earning assets was partially offset by a 14 basis point decrease in our net interest margin, on a fully tax equivalent basis.  Average interest earning assets increased primarily due to our FDIC assisted transactions during 2009.  See Note 2 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data for additional information.

The provision for loan losses was $70.0 million in the fourth quarter of 2009 and $72.6 million in the fourth quarter of 2008.  Net charge-offs were $82.2 million in the fourth quarter of 2009 compared to $17.4 million in the fourth quarter of 2008.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” in Item 7 below for further analysis of the allowance for loan losses.

Other income was $42.9 million during the fourth quarter of 2009, an increase of $25.3 million, or 143.9% compared to $17.6 million for the fourth quarter of 2008.  Deposit service fees increased from $7.5 million in the fourth quarter of 2008 to $9.3 million in the fourth quarter of 2009, primarily due to an increase in commercial deposit fees related to deposits assumed in our FDIC assisted transactions.  Net lease financing increased primarily due to an increase in the sales of third party equipment maintenance to customers.  During the fourth quarter of 2009 we recorded an $18.3 million gain relating to our FDIC assisted Benchmark transaction.  Other operating income increased primarily due to a decrease in market value of assets held in trust for deferred compensation.

Other expense increased $17.1 million or 38.8% to $61.1 million for the fourth quarter of 2009 from $44.0 million for the fourth quarter of 2008.  Our Heritage, InBank, Corus and Benchmark transactions increased salaries and employee benefits expense, occupancy and equipment expense, computer services expense, other intangible amortization expense, and FDIC insurance premiums by approximately $4.9 million, $1.8 million, $903 thousand, $993 thousand and $1.2 million, respectively.  Our Heritage, InBank, Corus and Benchmark transactions increased total other expense by approximately $11.2 million for the fourth quarter of 2009.  Additionally, FDIC insurance premium expense increased due to our FDIC credits being fully utilized during the fourth quarter of 2008, the FDIC increasing its assessment rate from the fourth quarter of 2008 to the fourth quarter of 2009, and our higher level of deposits in 2009.

Income tax benefit from continuing operations for the fourth quarter of 2009 was $4.2 million, compared to an income tax benefit from continuing operations of $19.4 million for the three months ended December 31, 2008.  See Note 16 of notes to consolidated financial statements contained in Item 8 of this report for further analysis of income taxes.

10-K Index

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

Overview

We had a net loss available to common shareholders of $36.4 million for the year ended December 31, 2009 compared to net income available to common shareholders of $15.4 million for the year ended December 31, 2008.  The decrease in earnings was primarily due to a $106.1 million increase in provision for loan losses.  Fully diluted earnings (loss) per common share were ($0.91) for the year ended December 31, 2009, compared to $0.44 per common share in 2008.

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses.  The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  Additionally, our net income is affected by other income and other expenses.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, brokerage fees, asset management and trust fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net gains (losses) on sale of other assets, acquisition related gains and other operating income.  Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, FDIC insurance premiums, charitable contributions, impairment charges and other operating expenses.  Additionally, dividends on preferred shares reduce net income available to common shareholders.

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

As noted under “Item 6 Selected Financial Data,” on August 10, 2009, the Company sold its merchant card processing business, resulting in an after-tax gain of $6.2 million.

As noted under “Item 6. Selected Financial Data," on November 28, 2007, we completed the sale of our Oklahoma City-based subsidiary bank, Union Bank for $76.3 million, resulting in an after-tax gain of $28.8 million.  Prior to closing, Union Bank sold to MB Financial Bank approximately $100 million in performing loans previously purchased from and originated by MB Financial Bank.

For purposes of the following discussion, balances, average rate, income and expenses associated with Union Bank and the Company’s merchant card processing business, including the gains recognized on the sales, have been excluded from continuing operations.  See Note 3 of the notes to our consolidated financial statements for additional information on discontinued operations.

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

10-K Index

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.   At December 31, 2009, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $55.0 million.  See Note 1 and Note 7 of our audited consolidated financial statements for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2009, the Company had $291 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of December 31, 2009, the Company had approximately $50 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

Fair Value of Assets and Liabilities.  ASC Topic 820 defines fair value as the price that would be received to sell the financial asset or paid to transfer the financial liability in an orderly transaction between market participants at the measurement date.

10-K Index

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

During the year ended December 31, 2009, the Company completed four FDIC assisted transactions.  The Company recorded assets and liabilities at the estimated fair value as of the acquisition dates.  See Note 2 below to the consolidated financial statements for additional information.

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

10-K Index

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

	Year Ended December 31,
	2009			2008			2007
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$ 6,339,229	$ 326,293	5.15%	$ 5,892,845	$ 354,210	6.01%	$ 5,198,249	$ 392,526	7.55%
Loans exempt from federal income taxes (4)	82,019	7,658	9.21	59,746	4,408	7.26	9,338	754	7.96
Taxable investment securities	1,444,552	45,777	3.17	868,700	40,468	4.66	1,037,129	49,675	4.79
Investment securities exempt from federal income taxes (4)	391,071	22,698	5.72	414,234	23,849	5.66	374,025	21,326	5.62
Federal funds sold	-	-	-	12,849	276	2.11	8,853	449	5.00
Other interest bearing deposits	545,314	1,737	0.32	52,497	467	0.89	7,193	264	3.67
Total interest earning assets	8,802,185	$ 404,163	4.59	7,300,871	$ 423,678	5.80	6,634,787	$ 464,994	7.01
Assets available for sale	-			-			341,734
Non-interest earning assets	975,103			939,473			934,089
Total assets	$ 9,777,288			$ 8,240,344			$ 7,910,610

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$ 2,098,530	$ 17,773	0.85%	$ 1,292,407	$ 23,176	1.79%	$ 1,213,001	$ 37,568	3.10%
Savings deposit	473,477	1,717	0.36	383,534	1,239	0.32	428,087	3,051	0.71
Time deposits	3,725,326	102,124	2.74	3,426,332	126,955	3.71	2,986,964	145,030	4.86
Short-term borrowings	449,548	5,166	1.15	681,074	17,590	2.58	812,681	37,354	4.60
Long-term borrowings and junior subordinated notes	512,267	16,206	3.12	581,026	23,940	4.05	364,441	21,957	5.94
Total interest bearing liabilities	7,259,148	$ 142,986	1.97	6,364,373	$ 192,900	3.03	5,805,174	$ 244,960	4.22
Non-interest bearing deposits	1,307,021			891,072			860,557
Liabilities held for sale	-			-			313,414
Other non-interest bearing liabilities	85,890			85,368			80,141
Stockholders’ equity	1,125,229			899,531			851,324
Total liabilities and stockholders’ equity	$ 9,777,288			$ 8,240,344			$ 7,910,610
Net interest income/interest rate spread (5)		$ 261,177	2.62%		$ 230,778	2.77%		$ 220,034	2.79%
Taxable equivalent adjustment		(10,625)			(9,890)			7,728
Net interest income, as reported		$ 250,552			$ 220,888			$ 212,306
Net interest margin (6)			2.85%			3.03%			3.20%
Tax equivalent effect			0.12%			0.13%			0.12%
Net interest margin on a fully tax equivalent basis (6)			2.97%			3.16%			3.32%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $5.1 million, $7.0 million and $6.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.
(3)	Loans held for sale are included in the average loan balance listed. Related interest income is included in loan interest income.
(4)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(5)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income on a tax equivalent basis was $261.2 million for the year ended December 31, 2009, an increase of $30.4 million, or 13.2% from $230.8 million for the comparable period in 2008.  The growth in net interest income reflects a $1.5 billion, or 20.6%, increase in average interest earning assets, and an $894.8 million, or 14.1%, increase in average interest bearing liabilities.  This was partially offset by approximately 19 basis points of margin compression on a fully tax equivalent basis.  The increase in average interest earning assets and the increase in average interest bearing liabilities was primarily due to interest earning assets acquired and interest bearing liabilities assumed in four FDIC assisted transactions during 2009.  See Note 2 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.  The net interest margin, expressed on a fully tax equivalent basis, was 2.97% for 2009 and 3.16% for 2008.  Our non-performing loans negatively impacted the net interest margin during 2009 and 2008 by approximately 15 basis points, and 9 basis points, respectively.

10-K Index

Net interest income on a tax equivalent basis was $230.8 million for the year ended December 31, 2008, an increase of $10.7 million, or 4.9% from $220.0 million for the comparable period in 2007.  The growth in net interest income reflects a $666.1 million, or 10.0%, increase in average interest earning assets, and a $559.2 million, or 9.6%, increase in average interest bearing liabilities.  This was partially offset by approximately 16 basis points of margin compression on a fully tax equivalent basis.  The increase in average interest earning assets and the increase in average interest bearing liabilities was due to organic growth.  The net interest margin, expressed on a fully tax equivalent basis, was 3.16% for 2008 and 3.32% for 2007.  The decline in the net interest margin was primarily due to an increase in non-performing loans during 2008, and our interest earning assets repricing faster than our interest bearing liabilities during 2008 due to the dramatic decrease in Fed funds and LIBOR rates during the second half of 2008.

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

	Year Ended December 31,
	2009 Compared to 2008			2008 Compared to 2007
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Earning Assets:
Loans	$ 27,016	$ (54,933)	$ (27,917)	$ 47,821	$ (86,137)	$ (38,316)
Loans exempt from federal income taxes (1)	1,899	1,351	3,250	3,725	(71)	3,654
Taxable investment securities	21,039	(15,730)	5,309	(7,878)	(1,329)	(9,207)
Investment securities exempt from federal income taxes (1)	(1,343)	192	(1,151)	2,313	210	2,523
Federal funds sold	(138)	(138)	(276)	152	(325)	(173)
Other interest bearing deposits	1,750	(480)	1,270	538	(335)	203
Total increase (decrease) in interest income	50,223	(69,738)	(19,515)	46,671	(87,987)	(41,316)

Interest Bearing Liabilities:
Deposits
NOW and money market deposit accounts	10,323	(15,726)	(5,403)	2,320	(16,712)	(14,392)
Savings deposits	314	164	478	(290)	(1,522)	(1,812)
Time deposits	10,354	(35,185)	(24,831)	19,397	(37,472)	(18,075)
Short-term borrowings	(4,719)	(7,705)	(12,424)	(5,334)	(14,430)	(19,764)
Long-term borrowings and junior subordinated notes	(2,611)	(5,123)	(7,734)	10,356	(8,373)	1,983
Total (decrease) increase in interest expense	13,661	(63,575)	(49,914)	26,449	(78,509)	(52,060)
Total increase (decrease) in net interest income	$ 36,562	$ (6,163)	$ 30,399	$ 20,222	$ (9,478)	$ 10,744

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% rate.

10-K Index

Other Income

	Year Ended
	December 31,	December 31,	Increase/	Percentage
	2009	2008	(Decrease)	Change
Other income (in thousands):
Loan service fees	$ 6,913	$ 9,180	$ (2,267)	(25%)
Deposit service fees	30,600	28,225	2,375	8%
Lease financing, net	18,528	16,973	1,555	9%
Brokerage fees	4,606	4,317	289	7%
Trust and asset management fees	12,593	11,869	724	6%
Net gain on sale of investment securities	14,029	1,130	12,899	1,142%
Increase in cash surrender value of life insurance	2,459	5,299	(2,840)	(54%)
Net loss on sale of other assets	(13)	(1,104)	1,091	(99%)
Acquisition related gains	28,547	-	28,547	N/A
Other operating income	8,892	4,504	4,388	97%
Total other income	$ 127,154	$ 80,393	$ 46,761	58%

Other income increased from the year ended December 31, 2009 to the year ended December 31, 2008 primarily due to gains recognized on the FDIC assisted transactions during 2009, totaling $28.5 million, as well as a net gain on sale of investment securities of $14.0 million compared with a net gain on sale of investment securities of $1.1 million during the year ended December 31, 2008.  Loan service fees decreased, primarily due to a decrease in letter of credit and prepayment fees.  The decrease in cash surrender value of life insurance was primarily due to a decrease in overall interest rates from the year ended December 31, 2008 to the year ended December 31, 2009, and $1.4 million of death benefits on bank owned life insurance policies that we recognized during the year ended December 31, 2008.  Other operating income increased primarily due to an increase in gains recognized on the sale of loans, and an increase in market value of assets held in trust for deferred compensation during the year ended December 31, 2009.

	Year Ended
	December 31,	December 31,	Increase/	Percentage
	2008	2007	(Decrease)	Change
Other income (in thousands):
Loan service fees	$ 9,180	$ 6,258	$ 2,922	47%
Deposit service fees	28,225	23,918	4,307	18%
Lease financing, net	16,973	15,847	1,126	7%
Brokerage fees	4,317	9,581	(5,264)	(55%)
Trust and asset management fees	11,869	10,447	1,422	14%
Net gain (loss) on sale of investment securities	1,130	(3,744)	4,874	(130%)
Increase in cash surrender value of life insurance	5,299	5,003	296	6%
Net (loss) gain on sale of other assets	(1,104)	10,097	(11,201)	(111%)
Acquisition related gains	-	-	-	N/A
Other operating income	4,504	6,121	(1,617)	(26%)
Total other income	$ 80,393	$ 83,528	$ (3,135)	(4%)

Other income did not change significantly from the year ended December 31, 2007 to the year ended December 31, 2008.  Net gain on sale of other assets decreased by $11.2 million.  During the year ended December 31, 2007, we realized a gain of $2.4 million on the sale of artwork that was acquired as a result of our acquisition of FOBB and a gain of $7.4 million on the sale of two real estate properties.  Brokerage fees decreased by $5.3 million, primarily due to the sale of our third party brokerage business during the second quarter of 2007, and conversion of customer accounts to the purchaser’s platform in third quarter.  This decrease was offset by a corresponding reduction in brokerage expense.  These decreases were partially offset by a $1.1 million gain on the sale of investment securities during the year ended December 31, 2008, compared to a $3.7 million loss on the sale of investment securities for the comparable period in 2007.  Deposit service fees increased primarily due to an increase in commercial deposit and treasury management fees as a result of a lower earnings credit rate.  Loan service fees increased primarily due to an increase in letter of credit fees, prepayment fees and swap fees recognized during 2008 compared to 2007.  Other income decreased primarily due to a decrease in market value of assets held in trust for deferred compensation and was offset by the same amount recorded as other expense.

10-K Index

Other Expenses

	Year Ended
	December 31,	December 31,	Increase/	Percentage
	2009	2008	(Decrease)	Change
Other expense (in thousands):
Salaries and employee benefits	$ 120,654	$ 108,835	$ 11,819	11%
Occupancy and equipment expense	31,521	28,872	2,649	9%
Computer services expense	10,011	7,392	2,619	35%
Advertising and marketing expense	4,185	5,089	(904)	(18%)
Professional and legal expense	4,680	3,110	1,570	50%
Brokerage fee expense	1,999	1,929	70	4%
Telecommunication expense	3,433	2,818	615	22%
Other intangibles amortization expense	4,491	3,554	937	26%
FDIC insurance premiums	16,762	1,877	14,885	793%
Charitable contributions	73	30	43	143%
Impairment charges	4,000	-	4,000	N/A
Other operating expenses	21,941	19,884	2,057	10%
Total other expense	$ 223,750	$ 183,390	$ 40,360	22%

        The FDIC assisted transactions increased salaries and employee benefits expense, occupancy and equipment expense, computer services expense, other intangible amortization expense, and FDIC insurance premiums from the year ended December 31, 2008 to the year ended December 31, 2009 by approximately $6.6 million, $2.6 million, $2.1 million, $973 thousand, and $1.9 million, respectively.  Salaries and employee benefits expense also increased due to additional credit remediation staff hired in 2009.  Our Heritage, InBank, Corus and Benchmark transactions increased total other expense by approximately $17.1 million for the year ended December 31, 2009.  Additionally, FDIC insurance premium expense increased as general insurance assessment rates increased and the FDIC imposed a special premium on all insured depository institutions based on assets as of June 30, 2009.  During 2009, the Company conducted an impairment review of branch office locations to be consolidated due to the Company’s recent acquisitions.   As a result, the Company recognized a $4.0 million impairment charge related to three branches in 2009.  See Note 2 to the Consolidated Financial Statements for further information regarding the Heritage, InBank, Corus, and Benchmark transactions.  Other operating expenses increased primarily due to an increase in expenses related to other real estate owned from the year ended December 31, 2008 to the year ended December 31, 2009.

	Year Ended
	December 31,	December 31,	Increase/	Percentage
	2008	2007	(Decrease)	Change
Other expense (in thousands):
Salaries and employee benefits	$ 108,835	$ 110,809	$ (1,974)	(2%)
Occupancy and equipment expense	28,872	28,878	(6)	(0%)
Computer services expense	7,392	6,699	693	10%
Advertising and marketing expense	5,089	4,859	230	5%
Professional and legal expense	3,110	4,543	(1,433)	(32%)
Brokerage fee expense	1,929	4,802	(2,873)	(60%)
Telecommunication expense	2,818	2,805	13	0%
Other intangibles amortization expense	3,554	3,504	50	1%
FDIC insurance premiums	1,877	664	1,213	183%
Charitable contributions	30	4,686	(4,656)	(99%)
Other operating expenses	19,884	19,257	627	3%
Total other expense	$ 183,390	$ 191,506	$ (8,116)	(4%)

Other expense for the year ended December 31, 2008, decreased $8.1 million, or 4.2%, to $183.4 million, compared to $191.5 million for the year ended December 31, 2007.  Salaries and employee benefits expense decreased primarily due to an executive separation agreement expense incurred in 2007, partially offset by the additional commercial bankers hired from the end of the third quarter of 2007 through the second quarter of 2008 and the acquisition of Cedar Hill.  Professional and legal expense decreased primarily due to $1.9 million of unamortized issuance costs recognized during 2007, as a result of the redemption of trust preferred securities in October 2007.  Charitable contributions decreased primarily due to contributions totaling $4.5 million made during 2007 to the MB Financial Charitable Foundation, which is dedicated to strengthening the communities where MB Financial Bank operates.  As noted earlier, the decrease in our brokerage fee expense from the year ended December 31, 2007 to the comparable period in 2008 was primarily due to the sale of our third party brokerage business during the second quarter of 2007.

10-K Index

Income Taxes

Income tax benefit from continuing operations for the year ended December 31, 2009 was $45.3 million, compared to income tax benefit from continuing operations of $23.6 million for the year ended December 31, 2008.   During the year ended December 31, 2009, our taxable income significantly decreased compared to the same period in 2008, primarily due to our results of operations during the year ended December 31, 2009.  Additionally, during 2009, the Company increased the amount of benefit recognized with respect to certain previously identified uncertain tax positions as a result of developments in pending tax audits.  The increase in recognized tax benefit resulted in a $7.8 million increase in income tax benefit in 2009.

Income tax benefit from continuing operations for the year ended December 31, 2008 was $23.6 million, compared to income tax expense from continuing operations of $23.7 million for the year ended December 31, 2007, primarily due to a decrease in taxable income and a reduction in the valuation allowances on state net operating loss carryforwards during 2008.

For the years ended December 31, 2009, 2008, and 2007, the Company had $4.1 million, $236 thousand, and $19.0 million, respectively, of income tax expense from discontinued operations.

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

Balance Sheet

Total assets increased $2.0 billion or 23.2% to $10.9 billion at December 31, 2009 from $8.8 billion at December 31, 2008.  Net loans increased by $262.9 million or 4.3%, to $6.3 billion at December 31, 2009 from $6.1 billion at December 31, 2008.  See “Loan Portfolio” section below for further analysis.  Investment securities increased $1.5 billion or 108.1%, to $2.9 billion at December 31, 2009 from $1.4 billion at December 31, 2008.  This increase was a result of deploying cash acquired in the Corus transaction.

Total liabilities increased by $1.9 billion or 24.0% to $9.6 billion at December 31, 2009 from $7.8 billion at December 31, 2008.  Total deposits increased by $2.2 billion or 33.7% to $8.7 billion at December 31, 2009 from $6.5 billion at December 31, 2008.  The increase in deposits was primarily due to our FDIC assisted transactions of Heritage, InBank, Corus and Benchmark during 2009.

Total stockholders’ equity increased $182.4 million to $1.3 billion at December 31, 2009 compared to $1.1 billion at December 31, 2008.  In September 2009, the Company completed a public offering of its common stock by issuing 12,578,125 shares of common stock for aggregate gross proceeds of $201.3 million.  The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $190.9 million.  With the proceeds from this offering and the proceeds received by the Company from issuances pursuant to its Dividend Reinvestment and Stock Purchase Plan, the Company has received aggregate gross proceeds from “Qualified Equity Offerings” in excess of the $196.0 million aggregate liquidation preference amount of its Series A preferred stock issued under the U.S. Treasury Department’s Capital Purchase Program.  As a result, the number of shares of the Company’s common stock underlying the warrant issued to the Treasury under the Capital Purchase Program has been reduced by 50%, from 1,012,048 shares to 506,024 shares.

Investment Securities Available for Sale

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

10-K Index

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	Year Ended December 31,
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

Government sponsored agencies and enterprises	$ 69,120	$ 70,239	$ 171,385	$ 179,373	$ 305,768	$ 310,538
States and political subdivisions	366,845	380,234	417,608	427,999	407,973	412,302
Residential mortgage-backed securities	2,382,495	2,377,051	682,679	690,285	435,743	438,056
Corporate bonds	11,400	11,395	34,546	34,565	12,797	13,057
Equity securities	4,280	4,314	3,595	3,606	3,446	3,460
Debt securities issued by foreign governments	-	-	301	302	299	301

Total	$ 2,834,140	$ 2,843,233	$ 1,310,114	$ 1,336,130	$ 1,166,026	$ 1,177,714

        The increase in residential mortgage-backed securities was a result of deploying cash acquired in the Corus transaction.

        Government sponsored agencies and enterprises generally consist of fixed rate securities with maturities of three months to three years.  States and political subdivisions investment securities consist of investment grade and local non-rated issues with maturities of one year to fifteen years.  The average expected life of mortgage-backed securities generally ranges between one and four years.  Corporate bonds typically have terms of five years or less.

        Securities of a single issuer which had book values in excess of 10.0% of our stockholder’s equity at December 31, 2009, other than government sponsored agencies and corporations, included mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).  FNMA issued mortgage-backed securities had an aggregate book value and market value of $1.0 billion, at December 31, 2009.  FHLMC issued mortgage-backed securities had an aggregate book value and market value of $1.1 billion at December 31, 2009.  We do not have any meaningful direct or indirect holdings of subprime residential mortgage loans, home equity lines of credit, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.  Additionally, more than 99% of our mortgage-backed securities are agency guaranteed.

 The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities available for sale at December 31, 2009 (dollars in thousands):

			Due after One		Due after Five
	Due in One		Year through		Years through		Due after
	Year or Less		Five Years		Ten Years		Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield

Government sponsored agencies and enterprises	$ 38,131	2.16%	$ 14,726	3.31%	$ 15,318	2.13%	$ 2,064	2.23%
States and political subdivision (1)	9,890	5.56%	70,243	5.51%	254,849	5.84%	45,252	6.48%
Residential mortgage-backed securities (2)	12	7.22%	8,487	4.61%	147,162	4.16%	2,221,390	4.90%
Corporate bonds	5,032	0.15%	-	-	-	-	6,363	9.25%
Equity securities	-	-	-	-	-	-	4,314	4.07%
Total	$ 53,065	2.71%	$ 93,456	5.08%	$ 417,329	5.11%	$ 2,279,383	5.08%

(1)	Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.
(2)	These securities are presented based upon contractual maturities.

10-K Index

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial related credits:
Commercial loans	$ 1,387,476	21%	$ 1,522,380	24%	$ 1,323,455	24%	$ 1,020,707	21%	$ 767,392	22%
Commercial loans collateralized by
assignment of lease payments (lease loans)	953,452	15%	649,918	10%	553,138	10%	392,063	8%	271,945	8%
Commercial real estate	2,472,520	38%	2,353,261	38%	1,974,370	36%	1,804,103	36%	1,465,875	42%
Construction real estate	594,482	9%	757,900	13%	845,158	14%	851,896	17%	511,379	15%
Total commercial related credits	5,407,930	83%	5,283,459	85%	4,696,121	84%	4,068,769	82%	3,016,591	87%
Other loans:
Residential real estate	291,022	4%	295,336	5%	354,874	6%	360,183	7%	224,006	6%
Indirect vehicle	180,267	3%	189,227	3%	146,311	3%	110,573	2%	56	0%
Home equity	405,439	6%	401,029	6%	365,589	6%	381,612	8%	222,419	6%
Consumer loans	66,293	1%	59,512	1%	52,732	1%	50,357	1%	17,375	1%
Total other loans	943,021	14%	945,104	15%	919,506	16%	902,725	18%	463,856	13%
Gross loans excluding covered loans	6,350,951	97%	6,228,563	100%	5,615,627	100%	4,971,494	100%	3,480,447	100%
Covered loans (1)	173,596	3%	-	0%	-	0%	-	0%	-	0%
Gross loans (2)	6,524,547	100%	6,228,563	100%	5,615,627	100%	4,971,494	100%	3,480,447	100%
Allowance for loan losses	(177,072)		(144,001)		(65,103)		(58,983)		(42,290)
Net loans	$ 6,347,475		$ 6,084,562		$ 5,550,524		$ 4,912,511		$ 3,438,157

(1)	Loans that MB Financial Bank will share losses with the FDIC are referred to as “covered loans”, and are net of a $63.4 million discount.
(2)
Gross loan balances at December 31, 2009, 2008, 2007, 2006, and 2005 are net of unearned income, including net deferred loans fees of $4.6 million, $4.5 million, $3.7 million, $3.0 million, and $3.2 million, respectively.

Gross loans and total commercial related credits increased from 2008 to 2009 by approximately $296.0 million and $124.5 million, respectively.  The decrease in commercial loans from December 31, 2008 to December 31, 2009, was primarily due to a decrease in the usage of commercial lines.   The increase in lease loans from December 31, 2008 to December 31, 2009, resulted from additional staff added during the year and less competitive pressure in the market as some competitors exited the market or reduced lending.  We believe that our leasing portfolio tends to perform better than our other lending categories as a result of lessees typically being larger than our typical middle market customer with more staying power during economic downturns and the leased equipment being core to their operations.  The decrease in construction real estate loans from December 31, 2008 to December 31, 2009, was primarily due to fewer new loans made and an increase in charge-offs during 2009.  As of December 31, 2009 and 2008, there were $312.7 million and $448.9 million, respectively, of residential construction loans in our construction real estate portfolio.  The remainder of construction real estate loans consisted of commercial construction loans.

Total loans and total commercial related credits increased from 2007 to 2008 by approximately $612.9 million and $587.3 million, respectively.  Commercial related credits grew primarily due to organic growth in both existing customer and new customer loan demand resulting from the Company’s focus on marketing and new business development.  As of December 31, 2008 and 2007, there were $448.9 million and $571.8 million, respectively, of residential construction loans in our construction real estate portfolio.  The remainder of construction real estate loans consisted of commercial construction loans.

10-K Index

Loan Maturities

The following table sets forth information regarding our non-performing loans and the scheduled maturity information for the performing loans in our loan portfolio at December 31, 2009 (in thousands).  Loans having no stated maturity, and overdrafts are reported as due in one year or less.

		Due in One Year		Due after One Year		Due after
		Or Less		Through Five Years		Five Years
	Non-Performing	Fixed	Floating	Fixed	Floating	Fixed	Floating
	Loans (1)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Total

Commercial loans	$ 10,362	$ 59,350	$ 649,616	$ 153,729	$ 443,638	$ 32,011	$ 38,770	$ 1,387,476
Commercial loans collateralized by
assignment of lease payments	2,089	51,863	-	860,441	7,654	31,405	-	953,452
Commercial real estate	58,660	297,581	443,314	1,046,356	400,741	139,131	86,737	2,472,520
Construction real estate	180,991	24,623	232,047	12,595	95,643	48,583	-	594,482
Residential real estate	8,935	21,252	5,998	19,641	870	72,743	161,583	291,022
Indirect vehicle	2,255	1,424	-	107,680	-	68,908	-	180,267
Home equity	6,343	473	28,115	14,455	245,631	10,774	99,648	405,439
Consumer loans	1,681	6,886	17,538	10,143	3,976	371	25,698	66,293
Covered loans	-	19,630	65,386	32,624	7,147	8,826	39,983	173,596
Gross loans	$ 271,316	$ 483,082	$ 1,442,014	$ 2,257,664	$ 1,205,300	$ 412,752	$ 452,419	$ 6,524,547

(1)
Excludes purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Corus, and Benchmark transactions.  Purchased credit-impaired loans have evidence of deterioration in credit quality prior to acquisition.  Fair value of these loans as of acquisition includes estimates of credit losses.  These loans are accounted for on a pool basis, and the pools are considered to be performing.  See Note 6 to our Consolidated Financial Statements for further information regarding purchased credit-impaired loans.

(2)	Excludes non-performing loans.

Asset Quality

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	At December 31,
	2009	2008	2007	2006	2005
Non-performing loans(1):
Non-accruing loans	$ 270,839	$ 145,936	$ 24,459	$ 21,164	$ 19,850
Loans 90 days or more past due, still accruing interest	477	-	-	304	321
Total non-performing loans	271,316	145,936	24,459	21,468	20,171
Other real estate owned(2)	36,711	4,366	1,120	2,844	354
Repossessed vehicles	333	356	179	192	-
Total non-performing assets	$ 308,360	$ 150,658	$ 25,758	$ 24,504	$ 20,525

Total non-performing loans to total loans	4.16%	2.34%	0.44%	0.43%	0.58%
Total non-performing assets to total assets	2.84%	1.71%	0.33%	0.31%	0.36%
Allowance for loan losses to non-performing loans(1)	65.26%	98.67%	266.17%	274.75%	209.66%

(1)
This table excludes purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Corus, and Benchmark transactions.  Purchased credit-impaired loans have evidence of deterioration in credit quality prior to acquisition.  Fair value of these loans as of acquisition includes estimates of credit losses.  These loans are accounted for on a pool basis, and the pools are considered to be performing.  See Note 6 to our Consolidated Financial Statements for further information regarding purchased credit-impaired loans.  This table also excludes loans held for sale.

(2)
This table excludes other real estate owned that is related to the Heritage, InBank, and Benchmark FDIC-assisted transactions.  Other real estate owned related to the Heritage and Benchmark transactions, which totaled $15.3 million at December 31, 2009, is subject to the loss sharing agreements with the FDIC.  Other real estate owned related to InBank is performing as expected and is therefore excluded from non-performing assets.  See Note 2 of the notes to our consolidated financial statements for further information.

Including $69.4 million of partial charge-offs taken on non-performing loans, our allowance for loan losses to non-performing loans was 72.34% at December 31, 2009.  Including $17.4 million of partial charge-offs taken on non-performing loans, our allowance for loan losses to non-performing loans was 98.82% at December 31, 2008.

10-K Index

The following table presents a summary of other real estate owned (“OREO”) for the year ended December 31, 2009 (in thousands):

Amount
Balance at December 31, 2008	$ 4,366
Transfers in at fair value less estimated costs to sell	46,992
Fair value adjustments	(535)
Net gains on sales of OREO	15
Cash received upon disposition	(14,127)
Balance at December 31, 2009	$ 36,711

The following table presents data related to non-performing loans, excluding loans held for sale, by dollar amount and category at December 31, 2009 (dollar amounts in thousands):

	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Consumer Loans	Total Loans
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
$10.0 million or more	-	$ -	5	$ 76,243	1	$ 10,101	$ -	$ 86,344
$5.0 million to $9.9 million	-	-	8	52,496	1	5,647	-	58,143
$1.5 million to $4.9 million	2	3,518	11	31,346	6	10,493	1,672	47,029
Under $1.5 million	33	8,933	32	20,906	78	32,419	17,542	79,800
	35	$ 12,451	56	$ 180,991	86	$ 58,660	$ 19,214	$ 271,316

Percentage of individual loan category		0.53%		30.45%		2.37%	2.04%	4.16%

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

The aggregate principal amount of non-performing loans was $271.3 million as of December 31, 2009, compared to $145.9 million as of December 31, 2008.  A majority of the increase was attributable to non-performing construction real estate and to a lesser extent commercial real estate loans.  Non-performing construction real estate loans increased by $94.9 million, as a result of the continued weak residential construction market.  Non-performing commercial real estate loans increased $26.6 million, primarily due to the economic slowdown during 2009.

The underlying value of collateral on impaired loans continued to deteriorate during the year ended December 31, 2009.  Overall, the business environment has been adverse for many households and businesses in the United States, including those in the Chicago metropolitan area.  The business environment began to significantly deteriorate in the third quarter of 2008 and continued deteriorating throughout 2009, resulting in significant job losses and home foreclosures.  In October 2009, the United States’ unemployment rate elevated above 10% for the first time in over 25 years.  Single family homes, condominiums, retail property, manufacturing property, and vacant land all continued to experience a significant decrease in demand due to the worsening economic environment during the past two years.  As a result, significant declines in the values of single family homes and other properties occurred.

Of the $145.9 million of non-performing loans as of December 31, 2008, only $26.4 million still remained non-performing at December 31, 2009.

10-K Index

Non-performing Assets

Non-performing loans include loans accounted for on a non-accrual basis and accruing loans contractually past due 90 days or more as to interest or principal.  Management reviews the loan portfolio for problem loans on an ongoing basis.  During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for loan losses and (if appropriate) partial or full charge-off.  After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  If interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income.  Loans will not be placed back on accrual status unless back interest and principal payments are made.  With respect to the loans that were on non-accrual status as of December 31, 2009 and 2008, the gross interest income that would have been recorded on such loans during the years ended December 31, 2009 and 2008 had such loans been current in accordance with their original terms was approximately $12.5 million and $4.6 million, respectively.  The amount of interest income on these loans that was included in net income (loss) for the years ended December 31, 2009 and 2008 was $185 thousand and $74 thousand, respectively.  Our general policy is to place loans 90 days past due on non-accrual status.

Non-performing loans exclude purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Corus, and Benchmark transactions.  Deterioration in credit quality occurred prior to acquisition.  Fair value of these loans as of acquisition includes estimates of credit losses.  These loans are accounted for on a pool basis, and the pools are considered to be performing.  See Note 6 to our Consolidated Financial Statements for further information regarding purchased credit-impaired loans.

Non-performing assets consists of non-performing loans as well as other repossessed assets and other real estate owned.  Other real estate owned represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair value less the estimated cost of disposal.  Other real estate owned is evaluated regularly to ensure that the recorded amount is supported by its current fair value.  Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary.  Revenues and expenses from the operations of other real estate owned and changes in the valuation are included in other income and other expenses on the income statement.  Other repossessed assets primarily consist of repossessed vehicles.  Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued.  Once the Bank obtains title, repossessed vehicles are not included in loans, but are classified as “other assets” on the consolidated balance sheets.  The typical holding period for resale of repossessed automobiles is less than 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period.  The typical holding period for motorcycles can be more than 90 days, as the average motorcycle re-sale period is longer than the average automobile re-sale period.  The longer average period for motorcycles is a result of cyclical trends in the motorcycle market.

Other real estate owned that is related to the Heritage, InBank, and Benchmark transactions, is excluded from non-performing assets.  Other real estate owned related to the Heritage and Benchmark transactions, which totaled $15.3 million at December 31, 2009, is subject to the loss sharing agreements with the FIDC.  Other real estate owned related to InBank is performing as expected and is therefore excluded from non-performing assets.  See Note 2 of the notes to our consolidated financial statements for further information.

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

10-K Index

General Loss Reserve.  We maintain a general loan loss reserve for the four categories of commercial-related loans in our portfolio - commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans.  We use a loan loss reserve model that incorporates the migration of loan risk rating and historical default data over a multi-year period.  Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or any loan committee.  Loans rated one represent those loans least likely to default and a loan rated nine represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  Estimated loan default factors are multiplied by individual loan balances in each risk-rating category and again multiplied by an historical loss given default estimate for each loan type (which incorporates estimated recoveries) to determine an appropriate level of allowance by loan type.  This approach is applied to the commercial, lease, commercial real estate, and construction real estate components of the portfolio.

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

The general loss reserve was $118.5 million as of December 31, 2009, and $87.0 million as of December 31, 2008.  The increase in the general loss reserve was primarily due to loans migrating from lower risk ratings to higher risk ratings during the year ended December 31, 2009.  Additionally, our loss given default factors increased in 2009.  Reserves on impaired loans are included in the “Specific Reserve” section below.  See additional discussion in “Potential Problem Loans” below.

Specific Reserves.  Our allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

At each quarter end, impaired loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing the loan.  For a majority of impaired loans, the Company obtains a current external appraisal.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than 6 months old, the Company often further discounts market prices by 15%-30% and in some cases, up to an additional 50%.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

The total specific reserve component of the allowance was $46.0 million as of December 31, 2009 and $52.1 million as of December 31, 2008.  The decrease in specific reserve is primarily due to partial charge-offs of approximately $69.4 taken on impaired loans during the year ended December 31, 2009.

Smaller Balance Homogenous Loans.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one year time horizon.  For improved accuracy, indirect vehicle loan losses are estimated using a combination of our historical loss statistics as well as industry loss statistics.  The reserves for smaller balance homogenous loans totaled $12.6 million at December 31, 2009, and $4.9 million at December 31, 2008.  The increase was primarily due to worsening macroeconomic factors, declines in the values of collateral and a deteriorating business environment during 2009.

10-K Index

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

        The following table presents an analysis of the allowance for loan losses for the years presented (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007	2006	2005

Balance at beginning of year	$ 144,001	$ 65,103	$ 58,983	$ 42,290	$ 42,255
Additions from acquisitions	-	-	-	16,425	-
Provision for loan losses	231,800	125,721	19,313	10,100	8,150
Charge-offs:
Commercial loans	(46,113)	(13,653)	(7,072)	(10,160)	(4,007)
Commercial loans collateralized by assignment of lease payments	(5,407)	(1,258)	(515)	(246)	(826)
Commercial real estate	(38,842)	(14,872)	(3,471)	(1,671)	(1,052)
Residential real estate	(1,476)	(550)	(1,075)	(434)	(118)
Construction real estate	(103,789)	(14,940)	(2,294)	-	(3,824)
Indirect vehicles	(4,085)	(2,109)	(1,193)	(307)	-
Home equity	(3,443)	(1,801)	(194)	(427)	(149)
Consumer loans	(1,124)	(642)	(492)	(555)	(199)
Total charge-offs	(204,279)	(49,825)	(16,306)	(13,800)	(10,175)
Recoveries:
Commercial loans	1,491	891	1,265	2,402	954
Commercial loans collateralized by assignment of lease payments	-	67	979	40	329
Commercial real estate	40	266	37	378	51
Residential real estate	44	29	20	26	97
Construction real estate	2,957	951	38	490	-
Indirect vehicles	757	625	389	4	-
Home equity	53	132	344	481	495
Consumer loans	208	41	41	147	134
Total recoveries	5,550	3,002	3,113	3,968	2,060

Net charge-offs	(198,729)	(46,823)	(13,193)	(9,832)	(8,115)

Balance at December 31,	$ 177,072	$ 144,001	$ 65,103	$ 58,983	$ 42,290

Total loans at December 31,	$ 6,524,547	$ 6,228,563	$ 5,615,627	$ 4,971,494	$ 3,480,447
Ratio of allowance to total loans	2.71%	2.31%	1.16%	1.19%	1.22%
Ratio of net charge-offs to average loans	3.09%	0.79%	0.25%	0.24%	0.24%

Provision for loan losses increased by $106.1 million to $231.8 million for the year ended December 31, 2009 from $125.7 million in the same period of 2008.  The increase in our provision for loan losses was primarily due to increases in non-performing loans and net charge-offs, and the migration of performing loans from better risk ratings to worse risk ratings and higher loss given default factors during 2009.  The migration of performing loans to worse risk ratings was primarily due to worsening macroeconomic factors, declines in the values of collateral and a deteriorating business environment during 2009.  Also factoring into our provision was our loan growth over the past twelve months.

Additionally, the underlying value of collateral on impaired loans continued to deteriorate during the year ended December 31, 2009.  Overall, the business environment has been adverse for many households and businesses in the United States, including those in the Chicago metropolitan area.  The business environment began to significantly deteriorate beginning in the third quarter of 2008 and continued deteriorating throughout 2009, resulting in significant job losses and home foreclosures.  In October 2009, the United States’ unemployment rate elevated above 10% for the first time in over 25 years.  Single family homes, condominiums, retail property, manufacturing property, and vacant land all continued to experience a significant decrease in demand due to the worsening economic environment during the past two years.  As a result, significant declines in the values of single family homes and other properties occurred and required higher reserves on impaired loans, potential problem loans and increased reserves based on the macroeconomic environment.

10-K Index

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans.  The purpose of this allocation is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2009		2008		2007		2006		2005
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial loans	$ 39,226	21%	$ 40,217	24%	$ 15,627	24%	$ 20,918	21%	$ 14,918	22%
Commercial loans collateralized by
assignment of lease payments (lease loans)	8,726	15%	10,245	10%	7,854	10%	8,897	8%	6,868	8%
Commercial real estate	56,710	38%	31,241	38%	15,653	36%	10,458	36%	11,687	42%
Residential real estate	2,934	4%	1,623	5%	1,430	6%	1,430	7%	776	6%
Construction real estate	59,760	9%	57,443	13%	23,039	14%	15,780	17%	7,491	15%
Consumer loans and other	9,716	13%	3,232	10%	1,500	10%	1,621	11%	550	7%
Total	$ 177,072	100%	$ 144,001	100%	$ 65,103	100%	$ 58,983	100%	$ 42,290	100%

        Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including specific reserves, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in our market area.  In addition, federal regulatory authorities, as part of the examination process, periodically review our allowance for loan losses.  The regulators may require us to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination.  Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.  During 2009, the Company recorded partial charge-offs of approximately $56.6 million related to its construction real estate portfolio, reducing the amount of allowance for loan losses allocated to the construction real estate portfolio.  In 2009, the allocation of the allowance for loan losses allocated to commercial real estate loans increased due to the migration of performing loans from lower risk rating to higher risk rating during 2009, worsening macroeconomic factors, and the increases in non-performing loans and potential problem loans during the year ended December 31, 2009.  See discussion below in “Potential Problem Loans”.

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

10-K Index

Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

We define potential problem loans as performing loans rated substandard, that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans were $233.4 million, or 3.58% of total loans as of December 31, 2009, and approximately $100.9 million, or 1.62% of total loans as of December 31, 2008.  The majority of the increase in potential problem loans was due to construction real estate loans.  The increase in potential problem loans was primarily due to the continued deterioration in underlying collateral values and the overall economic environment during the year ended December 31, 2009.  See discussion in “Asset Quality” for additional discussion of the impacts of the economic environment on the loan portfolio.

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

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our core deposits consist of checking accounts, NOW accounts, money market accounts, savings accounts and non-public certificates of deposit.  These deposits, along with public fund deposits, brokered deposits, and short-term and long-term borrowings are used to support our asset base.  Our deposits are obtained predominantly from the geographic trade areas surrounding each of our office locations.  We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.  We also use brokered deposits as an alternative funding source which allows us flexibility in managing our overall interest expense.  Total deposits increased by $2.2 billion, from December 31, 2008 to December 31, 2009, primarily due to our FDIC assisted transactions during 2009 and organic growth.

10-K Index

The following table sets forth the maturities of certificates of deposit and other time deposits $100,000 and over at December 31, 2009 (in thousands):

Certificates of deposit $100,000 and over:
Maturing within three months	$ 505,996
After three but within six months	420,181
After six but within twelve months	328,584
After twelve months	511,587
Total certificates of deposit $100,000 and over (1)	$ 1,766,348

Other time deposits $100,000 and over (2):
Maturing within three months	$ 30,771
After three but within six months	23,728
After six but within twelve months	23,334
After twelve months	41,279
Total other time deposits $100,000 and over	$ 119,112

(1)	Includes brokered deposits of $528.3 million.
(2)
Consists of time deposits held in individual retirement accounts (IRAs) and time certificates that the customer has the option to increase the principal balance and maintain the original interest rate.

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31,
	2009		2008
	Amount	Percent	Amount	Percent

Demand deposits, noninterest bearing	$ 1,552,185	17.88%	$ 960,117	14.78%
NOW and money market accounts	2,775,468	31.96%	1,465,436	22.56%
Savings deposits	583,783	6.72%	367,684	5.66%
Time certificates, $100,000 or more	1,885,460	21.72%	2,091,067	32.19%
Other time certificates	1,886,380	21.72%	1,611,267	24.81%
Total	$ 8,683,276	100.00%	$ 6,495,571	100.00%

Borrowings.  Short-term borrowings decreased by $164.7 million to $323.9 million at December 31, 2009 compared to $488.6 million at December 31, 2008.  The decrease in short-term borrowings was primarily due to a decrease in Federal Reserve term auction funds.  We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings from time to time include federal funds purchased, Federal Reserve term auction funds, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  We also offer customers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements.

10-K Index

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2009	2008	2007

Federal funds purchased:
Average balance outstanding	$ 499	$ 44,413	$ 90,928
Maximum outstanding at any month-end during the period	51,000	175,000	199,100
Balance outstanding at end of period	-	5,000	170,000
Weighted average interest rate during the period	0.30%	3.09%	5.16%
Weighted average interest rate at end of the period	-	0.68%	3.86%
Federal Reserve term auction funds:
Average balance outstanding	$ 84,384	$ 91,803	$ -
Maximum outstanding at any month-end during the period	100,000	250,000	-
Balance outstanding at end of period	-	100,000	-
Weighted average interest rate during the period	0.28%	2.59%	-
Weighted average interest rate at end of the period	-	0.42%	-
Securities sold under agreements to repurchase:
Average balance outstanding	$ 248,128	$ 291,013	$ 323,132
Maximum outstanding at any month-end during the period	305,632	366,271	409,848
Balance outstanding at end of period (1)	223,917	282,832	367,702
Weighted average interest rate during the period	0.46%	1.49%	3.66%
Weighted average interest rate at end of the period	0.50%	0.48%	3.02%
Federal Home Loan Bank advances:
Average balance outstanding	$ 116,538	$ 252,452	$ 397,065
Maximum outstanding at any month-end during the period	200,785	344,011	440,019
Balance outstanding at end of period	100,000	100,787	440,019
Weighted average interest rate during the period	3.25%	3.75%	5.23%
Weighted average interest rate at end of the period	3.35%	2.46%	5.05%
Correspondent bank lines of credit:
Average balance outstanding	$ -	$ 1,393	$ 1,555
Maximum outstanding at any month-end during the period	-	10,000	10,000
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	-	3.23%	5.72%
Weighted average interest rate at end of the period	-	-	-

(1)	Balance includes customer repurchase agreements totaling $223.9 million, $282.8 million and $367.7 million at December 31, 2009, 2008 and 2007, respectively.

Long-term borrowings include notes payable to other banks to support a portfolio of equipment that we own and lease to other companies, Federal Home Loan Bank advances, structured repurchase agreements, and subordinated debt.  As of December 31, 2009 and December 31, 2008, our long-term borrowings were $331.3 million and $471.5 million, respectively.

Junior subordinated notes issued to capital trusts include debentures sold to Coal City Capital Trust I, FOBB Capital Trust I, FOBB Capital Trust III, MB Financial Capital Trust II, MB Financial Capital Trust III, MB Financial Capital Trust IV, MB Financial Capital Trust V, and MB Financial Capital Trust VI in connection with the issuance of their preferred securities in 1998, 2000, 2003, 2005, 2006, 2006, 2007, and 2007, respectively.  As of December 31, 2009 and December 31, 2008, our junior subordinated notes issued to capital trusts were $158.7 million and $158.8 million, respectively.  See Notes 1 and 13 to the consolidated financial statements for further analysis.

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

10-K Index

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

Our subsidiary bank has no required regulatory liquidity ratios to maintain; however, it adheres to an internal policy which dictates a ratio of loans to deposits.  This policy provides that the bank may not have a ratio of loans to deposits (including customer repurchase agreements) in excess of 105%.  At December 31, 2009, we were in compliance with the foregoing policy.

At December 31, 2009, our subsidiary bank had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $1.6 billion.  Our bank anticipates that it will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit that are scheduled to mature within one year totaled $3.1 billion at December 31, 2009 including brokered deposits.

In the event that additional short-term liquidity is needed, our bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at December 31, 2009, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $240.0 million for a short time from these banks on a collective basis.  MB Financial Bank can participate in the Federal Reserve’s Term Auction Facility to provide additional short-term liquidity, and as of December 31, 2009, the Company could borrow approximately $309.0 million.  Additionally, MB Financial Bank is a member of Federal Home Loan Bank of Chicago (FHLB).  As of December 31, 2009, the Company had $319.9 million outstanding in FHLB advances, and could borrow an additional amount of approximately $186.1 million.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of December 31, 2009, the Company had approximately $1.7 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Corporation Liquidity. Our main sources of liquidity at the holding company level are dividends from our subsidiary bank.

MB Financial Bank is subject to various regulatory capital requirements which affect its ability to pay dividends to us.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Additionally, our current policy effectively limits the amount of dividends our subsidiary bank may pay to us by requiring the bank to maintain total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 12%, 9% and 7%, respectively.  The minimum ratios required for a bank to be considered "well capitalized" for regulatory purposes are 10%, 6% and 5%, respectively.  In addition to adhering to our policy, there are regulatory restrictions on the ability of national banks to pay dividends.  See "Item 1. Business – Supervision and Regulation."

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

10-K Index

Interest rate swaps designated as an interest rate related hedge of an existing fixed rate asset or liability are fair value type hedges.  We currently use fair value type hedges, or interest rate swaps, to mitigate the interest sensitivity of certain qualifying commercial loans and brokered time certificates of deposit.  The change in fair value of both the interest rate swap and hedged instrument is recorded in current earnings.  If a hedge ceases to qualify for hedge accounting prior to maturity, previous adjustments to the carrying value of the hedged item are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest-bearing instrument that has not been sold or extinguished).  For additional information, including the notional amount and fair value of our interest rate swaps at December 31, 2009, see Note 21 “Derivative Financial Instruments” to the consolidated financial statements.

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

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2009 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Time certificates	$ 3,771,840	$ 3,158,663	$ 477,429	$ 122,838	$ 12,910
Long-term borrowings	331,349	47,350	81,510	9,030	193,459
Junior subordinated notes issued to capital trusts(1)	158,677	-	-	-	158,677
Operating leases	59,820	4,504	8,392	6,705	40,219
Capital expenditures	29,173	29,173	-	-	-
Total	$ 4,350,859	$ 3,239,690	$ 567,331	$ 138,573	$ 405,265

Commitments to extend credit and letters of credit	$ 1,603,476

(1)	Call dates are set forth in Note 13 to the audited consolidated financial statements under Item 8. Financial Statements and Supplementary Data.

Capital Resources

Our subsidiary bank is subject to the risk based capital regulations administered by the banking regulatory agencies.  The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%.  Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which, if undertaken, could have a direct material effect on the bank’s financial statements.  As of December 31, 2009, the most recent notification from the federal banking regulators categorized our subsidiary bank as well capitalized.

A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level.  There are no conditions or events since that notification that management believes have changed our subsidiary bank’s capital classification.  On a consolidated basis, we must maintain a minimum ratio of Tier 1 capital to total assets of 4.00%, a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% and a minimum ratio of total-capital to risk-weighted assets of 8.00%.  See “Item 1. Business – Supervision and Regulation – Capital Adequacy" and "Prompt Corrective Action."  In addition, our internal policy requires us, on a consolidated basis, to maintain these ratios at or above 7%, 9% and 12%, respectively.

10-K Index

As of December 31, 2009, our subsidiary bank was "well capitalized" under the capital adequacy requirements to which each of us are subject.  The following table sets forth the actual and required regulatory capital amounts and ratios for our subsidiary bank and us as of December 31, 2009 (dollars in thousands):

					Required
					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Consolidated	$ 1,130,496	15.45%	$ 585,205	8.00%	N/A	N/A
MB Financial Bank	965,507	13.25%	583,035	8.00%	$ 728,793	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$ 988,335	13.51%	$ 292,603	4.00%	N/A	N/A
MB Financial Bank	823,346	11.30%	291,517	4.00%	$ 437,276	6.00%

Tier 1 capital (to average assets):
Consolidated	$ 988,335	8.71%	$ 453,939	4.00%	N/A	N/A
MB Financial Bank	823,346	7.27%	452,938	4.00%	$ 566,172	5.00%

N/A – not applicable

We established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The trust preferred securities are included in our consolidated Tier 1 Capital and Total Capital at December 31, 2009.

As of December 31, 2009, we had approximately $29.2 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches, or commitments to purchase branch facilities related to our FDIC transactions.  We expect to pay the outstanding commitments as of December 31, 2009 through the normal cash flows of our business operations.

Statement of Cash Flows

Operating Activities.  Cash flows from continuing operating activities primarily include net income (loss), adjusted for items in net income (loss) that did not impact cash.  Net cash provided by continuing operating activities decreased by $6.0 million to $141.2 million for the year ended December 31, 2009, from $147.2 million for the year ended December 31, 2008.  The decrease was primarily due to a decrease in net income.

Net cash provided by continuing operating activities increased by $6.2 million to $147.2 million for the year ended December 31, 2008, from $141.0 million for the year ended December 31, 2007.  The increase was primarily due to an increase in provision for loan losses partially offset by a decrease in net income.

Investing Activities.  Cash used in continuing investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the year ended December 31, 2009, the Company had net cash flows provided by continuing investing activities of $4.8 billion, compared to net cash flows used in continuing investing activities of $887.8 million for the year ended December 31, 2008.  The change in cash flows from investing activities was primarily due to cash proceeds received in FDIC assisted transactions during the year ended December 31, 2009.  Additionally, our organic loan growth slowed, primarily due to the current economic environment.

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

10-K Index

Financing Activities.  Cash flows from continuing financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the year ended December 31, 2009, the Company had net cash flows used in continuing financing activities of $4.9 billion, compared to net cash flows provided by continuing financing activities of $931.5 million for the year ended December 31, 2008.  The change in cash flows from financing activities was primarily the result of a planned reduction in deposits related to our FDIC assisted transactions.  Shortly after the Corus transaction closing on September 11, 2009, we issued checks to almost all out-of-market Corus certificate of deposit holders of approximately $2.4 billion for the redemption of these deposits.  Interest rates on some in-market Corus certificates of deposits were reduced shortly after the transaction closing, resulting in additional run-off of certificates of deposit.  Additionally, interest rates on out-of-market Corus money market accounts were reduced to 5 basis points in September 2009.  The net decrease in deposits was partially offset by the issuance of common stock during the year, which generated cash flows of $206.4 million.

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

10-K Index

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

Interest Rate Risk.  Interest rate risk can come in a variety of forms, including repricing risk, yield curve risk, basis risk, and prepayment risk.  We experience repricing risk when the change in the average yield of our interest earning assets or average rate of our interest bearing liabilities is more sensitive than the other to changes in market interest rates.  Such a change in sensitivity could reflect a number of possible mismatches in the repricing opportunities of our assets and liabilities.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2009 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2009 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

10-K Index

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 6%, 7% and 6%, respectively, in the first three months, 15%, 25%, and 17%, respectively, in the next nine months, 56%, 60% and 57%, respectively, from one year to five years, and 23%, 8%, and 20%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total

Interest Earning Assets:
Interest bearing deposits with banks	$ 263,192	$ 584	$ 1,481	$ -	$ 265,257
Investment securities available for sale	463,270	498,513	1,400,242	551,569	2,913,594
Loans	3,259,227	983,358	2,147,465	134,497	6,524,547

Total interest earning assets	$ 3,985,689	$ 1,482,455	$ 3,549,188	$ 686,066	$ 9,703,398

Interest Bearing Liabilities:
NOW and money market deposit accounts	$ 187,748	$ 609,255	$ 1,647,370	$ 331,095	$ 2,775,468
Savings deposits	33,270	96,621	332,078	121,813	583,782
Time deposits	1,140,177	1,991,227	625,715	14,721	3,771,840
Short-term borrowings	132,681	58,787	117,982	14,467	323,917
Long-term borrowings	102,427	34,569	91,845	102,508	331,349
Junior subordinated notes issued to capital trusts	152,065	-	-	6,612	158,677
Total interest bearing liabilities	$ 1,748,368	$ 2,790,459	$ 2,814,990	$ 591,216	$ 7,945,033

Rate sensitive assets (RSA)	$ 3,985,689	$ 5,468,144	$ 9,017,332	$ 9,703,398	$ 9,703,398
Rate sensitive liabilities (RSL)	$ 1,748,368	$ 4,538,827	$ 7,353,817	$ 7,945,033	$ 7,945,033
Cumulative GAP (GAP=RSA-RSL)	$ 2,237,321	$ 929,317	$ 1,663,515	$ 1,758,365	$ 1,758,365

RSA/Total assets	36.68%	50.33%	82.99%	89.31%	89.31%
RSL/Total assets	16.09%	41.77%	67.68%	73.12%	73.12%
GAP/Total assets	20.59%	8.55%	15.31%	16.18%	16.18%
GAP/RSA	56.13%	17.00%	18.45%	18.12%	18.12%

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

10-K Index

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Change in Net Interest Income Over One Year Horizon
Changes in	At December 31, 2009		At December 31, 2008
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+2.00%	$ 8,856	2.60%	$ 8,664	3.40%
+1.00%	6,425	1.89%	3,328	1.30%

In the interest rate sensitivity table above, changes in net interest income between December 31, 2009 and December 31, 2008 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

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

10-K Index

Item 8.  Financial Statements and Supplementary Data

MB FINANCIAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

INDEX

Page
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING..........................................................................................................	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING....................	60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS..............................	61

FINANCIAL STATEMENTS

Consolidated Balance Sheets…….........................................................................................................……………………………..................................……………	62

Consolidated Statements of Operations..……………………………………………………………..................................................................................................	63

Consolidated Statements of Changes in Stockholders' Equity………………………………………..............................................................................................	65

Consolidated Statements of Cash Flows……………………………………………………………...................................................................................................	67

Notes to Consolidated Financial Statements………………………………………………………....................................................................................................	69

10-K Index

Part II - Item 8 Index

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control–Integrated Framework.

On September 11, 2009, the Company completed a transaction pursuant to a purchase and assumption agreement with the FDIC to assume all of the deposits and acquire certain assets of Corus Bank, N.A., which was closed and put into FDIC receivership on that same day. As permitted by the Securities and Exchange Commission, management elected to exclude branch and deposit operations in relation to deposits assumed from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  This represents $6.5 billion in deposits at the date of acquisition and $2.1 billion in deposits at December 31, 2009.  See Note 2 regarding the decrease in these deposits from the acquisition date to December 31, 2009.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Mitchell Feiger	/s/ Jill E. York
Mitchell Feiger	Jill E. York
President and	Vice President and
Chief Executive Officer	Chief Financial Officer
   March 4, 2010

10-K Index

Part II - Item 8 Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
MB Financial, Inc.

We have audited MB Financial, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As described in Management’s Report on Internal Control Over Financial Reporting, on September 11, 2009, the Company completed a transaction pursuant to a purchase and assumption agreement with the FDIC to assume all of the deposits and acquire certain assets of Corus Bank, N.A., which was closed and put into FDIC receivership on that same day.  As permitted by the Securities and Exchange Commission, management elected to exclude branch and deposit operations in relation to deposits assumed from management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  This represents $6.5 billion in deposits at the date of acquisition and $2.1 billion in deposits at December 31, 2009.  See Note 2 regarding the decrease in these deposits from the acquisition date to December 31, 2009.  Our audit of the internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of branch and deposit operations in relation to deposits assumed.

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

In our opinion, MB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of MB Financial, Inc. and our report dated March 4, 2010 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
March 4, 2010

10-K Index

Part II - Item 8 Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
MB Financial, Inc.

We have audited the consolidated balance sheets of MB Financial, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MB Financial, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MB Financial Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
March 4, 2010

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
 (Amounts in thousands, except common share data)
	December 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$ 136,763	$ 79,824
Interest bearing deposits with banks	265,257	261,834
Total cash and cash equivalents	402,020	341,658
Investment securities:
Securities available for sale, at fair value	2,843,233	1,336,130
Non-marketable securities - FHLB and FRB stock	70,361	64,246
Total investment securities	2,913,594	1,400,376

Loans:
Total loans, excluding covered loans	6,350,951	6,228,563
Covered loans	173,596	-
Total loans	6,524,547	6,228,563
Less: Allowance for loan loss	177,072	144,001
Net Loans	6,347,475	6,084,562
Lease investment, net	144,966	125,034
Premises and equipment, net	179,641	186,474
Cash surrender value of life insurance	121,946	119,526
Goodwill, net	387,069	387,069
Other intangibles, net	37,708	25,776
Other real estate owned, net	36,711	4,366
Other real estate owned related to FDIC transactions	18,759	-
FDIC indemnification asset	42,212	-
Other assets	233,292	144,922
Total assets	$ 10,865,393	$ 8,819,763
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$ 1,552,185	$ 960,117
Interest bearing	7,131,091	5,535,454
Total deposits	8,683,276	6,495,571
Short-term borrowings	323,917	488,619
Long-term borrowings	331,349	471,466
Junior subordinated notes issued to capital trusts	158,677	158,824
Accrued expenses and other liabilities	116,994	136,459
Total liabilities	9,614,213	7,750,939
STOCKHOLDERS' EQUITY
Preferred stock, ($0.01 par value, authorized 1,000,000 shares at December 31,
2009 and December 31, 2008; series A, 5% cumulative perpetual, 196,000 shares issued and outstanding at December 31, 2009 and December 31, 2008,
$1,000 liquidation value)	193,522	193,025
Common stock, ($0.01 par value; authorized 70,000,000 shares at December 31,
2009 and 50,000,000 at December 31, 2008; issued 51,109,944 shares at December 31,
2009 and 37,542,968 at December 31, 2008)	511	375
Additional paid-in capital	656,595	445,692
Retained earnings	395,170	495,505
Accumulated other comprehensive income	5,546	16,910
Less: 133,903 and 2,612,143 shares of Treasury stock, at cost, at
December 31, 2009 and December 31, 2008, respectively	(2,715)	(85,312)
Controlling interest stockholders' equity	1,248,629	1,066,195
Noncontrolling interest	2,551	2,629
Total stockholders' equity	1,251,180	1,068,824
Total liabilities and stockholders' equity	$ 10,865,393	$ 8,819,763

See Accompanying Notes to Consolidated Financial Statements.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands, except share and per share data)
	2009	2008	2007
Interest income:
Loans	$ 331,270	$ 357,075	$ 393,016
Investment securities available for sale:
Taxable	45,777	40,468	49,675
Nontaxable	14,754	15,502	13,862
Federal funds sold	-	276	449
Other interest bearing accounts	1,737	467	264
Total interest income	393,538	413,788	457,266
Interest expense:
Deposits	121,614	151,370	185,649
Short-term borrowings	5,166	17,590	37,354
Long-term borrowings and junior subordinated notes	16,206	23,940	21,957
Total interest expense	142,986	192,900	244,960
Net interest income	250,552	220,888	212,306
Provision for loan losses	231,800	125,721	19,313
Net interest income after provision for loan losses	18,752	95,167	192,993
Other income:
Loan service fees	6,913	9,180	6,258
Deposit service fees	30,600	28,225	23,918
Lease financing, net	18,528	16,973	15,847
Brokerage fees	4,606	4,317	9,581
Asset management and trust fees	12,593	11,869	10,447
Net gain (loss) on sale of securities available for sale	14,029	1,130	(3,744)
Increase in cash surrender value of life insurance	2,459	5,299	5,003
Net (loss) gain on sale of assets	(13)	(1,104)	10,097
Acquisition related gains	28,547	-	-
Other operating income	8,892	4,504	6,121
Total other income	127,154	80,393	83,528
Other expenses:
Salaries and employee benefits	120,654	108,835	110,809
Occupancy and equipment expense	31,521	28,872	28,878
Computer services expense	10,011	7,392	6,699
Advertising and marketing expense	4,185	5,089	4,859
Professional and legal expense	4,680	3,110	4,543
Brokerage fee expense	1,999	1,929	4,802
Telecommunication expense	3,433	2,818	2,805
Other intangibles amortization expense	4,491	3,554	3,504
FDIC insurance premiums	16,762	1,877	664
Charitable contributions	73	30	4,686
Impairment charges on branch facilities	4,000	-	-
Other operating expenses	21,941	19,884	19,257
Total other expenses	223,750	183,390	191,506
Income (loss) before income taxes and discontinued operations	(77,844)	(7,830)	85,015
Income taxes	(45,265)	(23,555)	23,670
Income (loss) from continuing operations	(32,579)	15,725	61,345
Income from discontinued operations, net of tax	6,453	439	32,518
Net income (loss)	$ (26,126)	$ 16,164	$ 93,863
Dividends on preferred shares	10,298	789	-
Net income (loss) available to common shareholders	$ (36,424)	$ 15,375	$ 93,863

See Accompanying Notes to Consolidated Financial Statements.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands, except share and per share data)
Common share data:
	2009	2008	2007
Basic earnings (loss) per common share from continuing operations	$ (0.81)	$ 0.45	$ 1.70
Basic earnings per common share from discontinued operations	0.16	0.01	0.91
Impact of preferred stock dividends on basic earnings (loss) per common share	(0.26)	(0.02)	-
Basis earnings (loss) per common share	(0.91)	0.44	2.61
Diluted earnings (loss) per common share from continuing operations	(0.81)	0.45	1.68
Diluted earnings per common share from discontinued operations	0.16	0.01	0.89
Impact of preferred stock dividends on diluted earnings (loss) per common share	(0.26)	(0.02)	-
Diluted earnings (loss) per common share	(0.91)	0.44	2.57
Weighted average common shares outstanding	40,042,655	34,706,092	35,919,900
Diluted weighted average common shares outstanding	40,042,655	35,061,712	36,439,561

 See Accompanying Notes to Consolidated Financial Statements.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands, except share and per share data)
						Accumulated
						Other
				Additional		Comprehensive			Total Stock-
	Comprehensive	Preferred	Common	Paid-in	Retained	Income (Loss),	Treasury	Noncontrolling	holders'
	Income	Stock	Stock	Capital	Earnings	Net of Tax	Stock	Interest	Equity
Balance at January 1, 2007		$ -	$ 373	$ 439,502	$ 437,353	$ (7,602)	$ (22,674)	$ -	$ 846,952
Net income	$ 93,863				93,863				93,863
Unrealized holding gains on investment securities,
net of tax expense of $6,715	12,470
Reclassification adjustments for losses included in
net income, net of tax benefit of ($1,469)	2,729
Other comprehensive income, net of tax	15,199					15,199			15,199
Comprehensive income	$ 109,062
Issuance of 68,695 shares of restricted stock, net of
forfeitures and amortization			1	2,112					2,113
Purchase of 2,333,270 shares of treasury stock							(77,524)		(77,524)
Reissuance of 2,250 shares of treasury stock for
employee stock awards				(70)			80		10
Reissuance of 40,428 shares of treasury stock for
prior Company Directors’ fees deferred				(819)			1,631		812
Paid-in capital – stock options				2,127					2,127
Stock options exercised - Reissuance of 173,415
shares of treasury stock				(2,709)			6,498		3,789
Excess tax benefits from stock-based payment
arrangements				984					984
Cash dividends declared ($0.72 per share)					(25,956)				(25,956)
Purchase of 2,276 shares held in trust for
deferred compensation plan				74			(74)		-
Balance at December 31, 2007		$ -	$ 374	$ 441,201	$ 505,260	$ 7,597	$ (92,063)	$ -	$ 862,369
Net income	$ 16,164				16,164			129	16,293
Unrealized holding gains on investment securities,
net of tax expense of $5,410	10,048
Reclassification adjustments for gains included in
net income, net of tax expense of ($395)	(735)
Other comprehensive income, net of tax	9,313					9,313			9,313
Comprehensive income	$ 25,477
Noncontrolling interest of acquiree								2,500	2,500
Issuance of 126,078 shares of restricted stock, net of
forfeitures and amortization			1	2,227					2,228
Purchase of 51,274 shares of treasury stock							(1,349)		(1,349)
Reissuance of 13,098 shares of treasury stock for
employee stock awards				(465)			465		-
Issuance of 15,867 shares for employee stock awards									-
Paid-in capital – stock options				651					651
Stock options exercised - Reissuance of 230,877
shares of treasury stock				(3,590)			8,175		4,585
Excess tax benefits from stock-based payment
arrangements				2,032					2,032
Issuance of preferred stock		192,944							192,944
Issuance of stock warrant				3,056					3,056
Dividends on preferred shares		81			(789)				(708)
Restricted stock unit dividends				40	(40)				-
Cash dividends declared ($0.72 per share)					(25,090)				(25,090)
Purchase of 19,271 shares held in trust for
deferred compensation plan				540			(540)		-
Balance at December 31, 2008		$ 193,025	$ 375	$ 445,692	$ 495,505	$ 16,910	$ (85,312)	$ 2,629	$ 1,068,824

(Continued)

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands, except share and per share data)
						Accumulated
						Other
				Additional		Comprehensive			Total Stock-
	Comprehensive	Preferred	Common	Paid-in	Retained	Income (Loss),	Treasury	Noncontrolling	holders'
	Income (loss)	Stock	Stock	Capital	Earnings	Net of Tax	Stock	Interest	Equity
Balance at January 1, 2009		$ 193,025	$ 375	$ 445,692	$ 495,505	$ 16,910	$ (85,312)	$ 2,629	$ 1,068,824
Net income (loss)	$ (26,126)				(26,126)			166	(25,960)
Unrealized holding losses on investment securities,
net of tax benefit of $1,301	(4,195)
Reclassification adjustments for gains included in
net income, net of tax expense of ($6,860)	(7,169)
Other comprehensive loss, net of tax	(11,364)					(11,364)			(11,364)
Comprehensive loss	$ (37,490)
Reissuance of 328,070 shares of treasury stock, for
restricted stock awards, net of forfeitures and amortization				2,684	(10,660)		10,660		2,684
Issuance of 21,305 shares of common stock for restricted
stock awards			-	-					-
Restricted stock vested - tax effect from change in
market value				(403)					(403)
Purchase of 9,099 shares of treasury stock							(130)		(130)
Reissuance of 4,985 shares of treasury stock for
employee stock awards				(55)	(107)		162		-
Paid-in capital – stock options				2,426					2,426
Stock options exercised - Reissuance of 46,349
shares of treasury stock				96	(835)		1,173		434
Tax effect of expired non-qualified stock options				(207)					(207)
Excess tax benefits from stock-based payment
arrangements				28					28
Issuance of 13,545,671 shares of common stock,
net of issuance costs			136	206,245					206,381
Reissuance of 2,120,761 shares of treasury stock for									-
Dividend Reinvestment and Stock Purchase Plan					(46,851)		70,812		23,961
Dividends and discount accretion on preferred shares		497			(10,298)				(9,801)
Restricted stock unit dividends				9	(9)				-
Cash dividends declared ($0.15 per share)					(5,449)				(5,449)
Distributions to noncontrolling interest								(244)	(244)
Purchase of 12,826 shares held in trust for
deferred compensation plan				80			(80)		-
Balance at December 31, 2009		$ 193,522	$ 511	$ 656,595	$ 395,170	$ 5,546	$ (2,715)	$ 2,551	$ 1,251,180

See Accompanying Notes to Consolidated Financial Statements.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007
(Amounts in Thousands)
	2009	2008	2007
Cash Flows From Operating Activities
	$ (26,126)	$ 16,164	$ 93,863
Net income from discontinued operations	(6,453)	(439)	(32,518)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation on premises and equipment	11,776	11,743	11,179
Depreciation on leased equipment	38,267	31,995	26,097
Impairment charges on branch facilities	4,000	-	-
Amortization of restricted stock awards	2,684	2,228	2,113
Compensation expense for stock option grants	2,454	651	3,110
(Gain) loss on sales of premises and equipment and leased equipment	382	382	(11,683)
Amortization of other intangibles	4,491	3,554	3,504
Provision for loan losses	231,800	125,721	19,313
Deferred income tax expense (benefit)	5,525	(22,574)	(683)
Amortization of premiums and discounts on investment securities, net	13,839	3,519	2,274
Accretion of premiums and discounts on loans, net	(1,362)	(2,732)	(3,272)
Net (gain) loss on sale of investment securities	(14,029)	(1,130)	3,744
Proceeds from sale of loans held for sale	109,560	44,108	61,794
Origination of loans held for sale	(108,434)	(43,586)	(60,994)
Net gain on sale of loans held for sale	(1,126)	(522)	(800)
Net gains on acquisitions	(28,547)	-	-
Increase in cash surrender value of life insurance	(2,420)	(2,836)	(2,556)
(Increase) decrease in other assets	(66,537)	(36,484)	9,460
(Decrease) increase in other liabilities, net	(28,556)	17,475	17,092
Net cash provided by continuing operating activities	141,188	147,237	141,037

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	2,178,910	14,806	315,837
Proceeds from maturities and calls of investment securities available for sale	389,775	351,420	409,777
Purchase of investment securities available for sale	(2,167,106)	(513,396)	(317,653)
Net increase in loans	(197,730)	(657,026)	(654,054)
Purchases of premises and equipment	(9,471)	(15,440)	(17,238)
Purchases of leased equipment	(59,436)	(61,050)	(47,397)
Proceeds from sales of premises and equipment	507	129	21,842
Proceeds from sales of leased equipment	3,345	3,164	6,597
Principal paid on lease investments	(119)	(1,099)	(774)
Cash proceeds received from sale of bank subsidiary	-	-	76,148
Net cash proceeds received in FDIC assisted transactions	4,673,246	-	-
Cash paid, net of cash and cash equivalents in acquisitions	-	(9,333)	-
Net cash provided by (used in) continuing investing activities	4,811,921	(887,825)	(206,915)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(4,804,285)	981,788	(66,770)
Net (decrease) increase in short-term borrowings	(171,733)	(489,102)	210,117
Proceeds from long-term borrowings	4,962	285,384	51,530
Principal paid on long-term borrowings	(145,078)	(22,783)	(9,445)
Proceeds from junior subordinated notes issued to capital trusts	-	-	52,500
Principal paid on junior subordinated notes issued to capital trusts	-	-	(71,800)
Issuance of common stock, net of issuance costs	206,381	-	-
Issuance of preferred stock	-	192,944	-
Issuance of common stock warrant	-	3,056	-
Treasury stock transactions, net	23,961	(1,348)	(76,703)
Stock options exercised	1,269	4,585	3,789
Excess tax benefits from share-based payment arrangements	28	2,032	984
Dividends paid on preferred stock	(9,256)	-	-
Dividends paid on common stock	(5,449)	(25,090)	(25,956)
Net cash (used in) provided by continuing financing activities	(4,899,200)	931,466	68,246

Net increase in cash and cash equivalents from continuing operations	$ 53,909	$ 190,878	$ 2,368

Cash Flows From Discontinued Operations
Net cash provided by operating activities of discontinued operations	6,453	439	6,497
Net cash used in investing activities of discontinued operations	-	-	(21,191)
Net cash provided by financing activities of discontinued operations	-	-	2,617
Net cash provided by (used in) discontinued operations	6,453	439	(12,077)

Net increase/(decrease) in cash and cash equivalents	$ 60,362	$ 191,317	$ (9,709)

Cash and cash equivalents:
Beginning of year (1)	341,658	150,341	160,050
End of year	$ 402,020	$ 341,658	$ 150,341
(1) Includes balances from discontinued operations	$ -	$ -	$ 12,757

(continued)

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2009, 2008 and 2007
(Amounts in Thousands)
	2009	2008	2007

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$ 152,624	$ 190,266	$ 249,292
Net income tax (refunds) payments	(12,456)	12,767	35,642

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$ 46,992	$ 6,327	$ 1,249
Loans transferred to repossessed vehicles	1,944	1,519	681
Loans securitized transferred to investment securities available for sale	-	50,914	-
Long-term borrowings reclassified to short-term borrowings	-	-	79,100

Supplemental Schedule of Noncash Investing Activities:

Acquisitions

Noncash assets acquired:
Investment securities available for sale	$ 1,931,617	$ -	$ -
Loans, net of discount	295,620	-	-
Other real estate owned, net of discount	16,199	-	-
Premises and equipment, net	-	72	-
Goodwill, net	-	8,022	-
Other intangibles, net	16,422	3,978	-
FDIC indemnification asset	94,179	-	-
Other assets	12,679	828	-
Total noncash assets acquired:	$ 2,366,716	$ 12,900	$ -

Liabilities assumed:
Deposits	$ 6,991,990	$ -	$ -
Short-term borrowings	7,031	-	-
Accrued expenses and other liabilities	12,394	1,067	-
Total liabilities assumed:	$ 7,011,415	$ 1,067	$ -
Net noncash assets acquired:	$ (4,644,699)	$ 11,833	$ -

Cash and cash equivalents acquired	$ 4,673,246	$ 667	$ -

Noncontrolling interest	$ -	$ 2,500	$ -

Net gains recorded on acquisitions	$ 28,547	$ -	$ -

See Accompanying Notes to Consolidated Financial Statements.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.        Significant Accounting Policies

MB Financial, Inc. (the Company, we, us, our) is a financial holding company providing a full range of financial services to individuals and corporate customers through its banking subsidiary, MB Financial Bank, N.A.

The Company’s primary market is the Chicago, Illinois metropolitan area, in which the Company operates 86 banking offices through MB Financial Bank, N.A.  MB Financial Bank, N.A. also has one banking office in Philadelphia, Pennsylvania.

MB Financial Bank N.A., our largest subsidiary, has six wholly owned subsidiaries with significant operating activities: MB Financial Center, LLC; MB Financial Community Development Corporation; MBRE Holdings, LLC; LaSalle Systems Leasing, Inc.; Vision Investment Services, Inc.; and Ashland Management Agency, Inc.;  MB Financial Bank also has a majority owned subsidiary with significant operating activities, Cedar Hill Associates, LLC.

Basis of Financial Statement Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany items and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry.  In accordance with applicable accounting standards, the Company does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities.  See Note 13 below for more detail.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year.  Actual results could differ from those estimates.  Areas involving the use of management's estimates and assumptions, which are more susceptible to change in the near term include the allowance for loan losses; residual value of direct finance, leveraged, and operating leases; income tax accounting; and fair value measurements for assets and liabilities.

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

On August 10, 2009, the Company sold its merchant card processing business.  This divestiture is accounted for in the accompanying financial statements as discontinued operations.  Please see Note 3 to the notes to the audited consolidated financial statements for more detail.

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

Securities available for sale are reported at fair value with unrealized gains or losses reported as accumulated other comprehensive income, net of the related deferred tax effect.  The historical cost of debt securities is adjusted for amortization of premiums and accretion of discounts over the estimated life of the security, using the level-yield method.  In determining the estimated life of a mortgage-related security, certain judgments are required as to the timing and amount of future principal prepayments.  These judgments are made based upon the actual performance of the underlying security and the general market consensus regarding changes in mortgage interest rates and underlying prepayment estimates.  Amortization of premium and accretion of discount is included in interest income from the related security.  Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.  The Company evaluates the portfolio for impairment each quarter.  In estimating other-than-temporary losses, the Company considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether the Company is more likely than not to sell the security before recovery of its cost basis.  If a security has been impaired for more than twelve months, and the impairment is deemed other than temporary and material, a write down will occur in that quarter.  If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the income statement with the security assigned a new cost basis.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the Company intends to sell an impaired security, the Company records an other-than-temporary loss in an amount equal to the entire difference between the fair value and amortized cost.  If a security is determined to be other-than-temporarily impaired, but the Company does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

Federal Home Loan Bank and Federal Reserve Bank stock: The Company owns investments in the stock of the Federal Reserve Bank (“FRB”) and the Federal Home Loan Bank of Chicago (“FHLBC”). No ready market exists for these stocks and they have no quoted market values. FRB stock is redeemable at par; therefore, market value equals cost. The Bank, as a member of the FHLBC, is required to maintain an investment in the capital stock of the FHLBC. The stock is redeemable at par by the FHLBC, and is therefore, carried at cost and periodically evaluated for impairment.  The Company records dividends in income on the ex-dividend date.

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

Interest income is accrued daily on the Company’s outstanding loan balances.  The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of renewal or collection.  Past due status is based on contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued but not collected for loans that are placed on non-accrual or charged-off is reversed against interest income.  Loans renegotiated in troubled debt restructurings are those loans on which concessions in terms have been granted because of a borrower’s financial difficulty.

For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, the borrower's financial condition is such that collection of interest is doubtful.  Impaired loans also include loans that have been renegotiated in a troubled debt restructuring.  Cash collections on impaired loans are credited to the loan balance, and no interest income is recognized on those loans until the principal balance has been determined to be collectible.  Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are charged against the allowance for loan losses.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectability of loans and prior loss and recovery experience.  The allowance for loan losses is based on management’s evaluation of the loan portfolio giving consideration to the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and prevailing economic conditions that may affect the borrower's ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review MB Financial Bank’s allowance for loan losses, and may require it to recognize adjustments to its allowance based on their judgments of information available to them at the time of their examinations.

Loans Acquired Through Transfer: Loans acquired through the completion of a transfer, including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination.  Loans where there is evidence of deterioration of credit quality since origination may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics.  The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. If the Company does not have the information necessary to reasonably estimate cash flows to be expected, it may use the cost recovery method or cash basis method of income recognition.  Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

For purchased loans acquired on or after January 1, 2009 that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance, net of any expected reimbursement under any loss sharing agreements with the FDIC, exceeds any remaining credit discounts. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.

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

Premises and equipment: Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets.  Useful lives range from five to ten years for furniture and equipment, and five to thirty-nine years for buildings and building improvements.  Land improvements are amortized over a period of fifteen years and leasehold improvements are amortized over the term of the related lease or the estimated useful lives of the improvements, whichever is shorter.  Land is not subject to depreciation.  Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over their identified useful lives.  Premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.  During 2009, the Company conducted an impairment review of branch office locations to be consolidated due to the Company’s acquisitions in 2009 (see Note 2 below).   As a result, the Company recognized a $4.0 million impairment charge related to three branches in 2009.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other real estate owned (OREO): OREO includes real estate assets that have been received in satisfaction of debt.  OREO is initially recorded and subsequently carried at the lower of cost or fair value less estimated selling costs.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequently, unrealized losses and realized gains and losses on sale are included in other noninterest income.  Operating results from OREO are recorded in other non-interest expense.

Cash surrender value of life insurance: The Company has purchased bank-owned life insurance policies on certain executives.  Bank-owned life insurance is recorded at its cash surrender value.  Changes in the cash surrender values are included in non-interest income.

Goodwill: The excess of the cost of an acquisition over the fair value of the net assets acquired consists of goodwill, and core deposit and client relationship intangibles.  See Note 9 to the Consolidated Financial Statements for further information regarding core deposit and client relationship intangibles.  Under the provisions of ASC Topic 350, goodwill is subject to at least annual assessments for impairment by applying a fair value based test.  The Company reviews goodwill and other intangible assets to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired, by comparing the carrying value of the asset with the anticipated future cash flows.

The Company’s annual assessment date is as of December 31.  At December 31, 2009, the Company’s stock price was trading below its book value.  However, as of December 31, 2009, the anticipated cash flows exceeded the carrying value, and no impairment loss was recognized in 2009.  No impairment losses were recognized in 2008 or 2007.  Goodwill is tested for impairment at the reporting unit level.  A reporting unit is a majority owned subsidiary of the Company for which discrete financial information is available and regularly reviewed by management.  MB Financial Bank, LaSalle, and Cedar Hill are currently the Company’s only applicable reporting units for purposes of testing goodwill impairment.

Other intangibles: The Company’s other intangible assets consist of core deposit intangibles obtained through acquisitions.  Core deposit intangibles (the portion of an acquisition purchase price which represents value assigned to the existing deposit base) have finite lives and are amortized by the declining balance method over four to fifteen years.  Other intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

FDIC indemnification asset: As part of the Heritage and Benchmark transactions (see Note 2 below for further information regarding these transactions), the Company entered into loss sharing agreements with the FDIC. These agreements cover realized losses on loans and foreclosed real estate. These loss sharing assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss sharing based on the credit adjustments estimated for each loan pool and the loss sharing percentages.  The loss sharing assets are also separately measured from the related foreclosed real estate.  Although these assets are contractual receivables from the FDIC, there are no contractual interest rates.

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

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury stock: Treasury stock is recorded at acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

Derivative Financial Instruments and Hedging Activities: ASC Topic 815 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  ASC Topic 815 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Sale of Maintenance Contracts: LaSalle Business Solutions (LBS) sells third party maintenance to customers.  The maintenance is serviced by third party providers, with LBS maintaining no legal obligation under the contract to perform additional services.  Revenues are recorded net of cost of sales, as LBS is viewed as an agent under ASC Topic 605, accepting minimal credit risk, maintaining no obligation to perform maintenance under the contracts and having no control over selection of the maintenance supplier.

Asset Management and Trust assets: Assets of the asset management and trust department, other than trust cash on deposit at MB Financial Bank, are not included in these consolidated financial statements because they are not assets of the Bank.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation: The Company accounts for its equity awards in accordance with ASC Topic 718.  ASC Topic 718 requires public companies to recognize compensation expense related to stock-based equity awards in their income statements.  See Note 20 below for more information.

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

Basic and Diluted Earnings Per Common Share: Earnings (loss) per common share is computed using the two-class method.  Basic earnings (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units have been issued.  Non-vested restricted stock awards and restricted stock units are considered participating securities to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock.  Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Due to the net loss for the year ended December 31, 2009, all of the dilutive stock based awards are considered anti-dilutive and not included in the computation of diluted earnings (loss) per share.  All previously reported earnings per share data has been retrospectively adjusted to conform to the new computation method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share (amounts in thousands, except common share data).

	Years Ended
	December 31,
	2009	2008	2007
Distributed earnings allocated to common stock	$ 5,419	$ 24,953	$ 25,867
Undistributed earnings (loss) allocated to common stock	(37,832)	(9,314)	35,265
Net earnings (loss) from continuing operations allocated to common stock	(32,413)	15,639	61,132
Net earnings from discontinued operations allocated to common stock	6,453	439	32,518
Less: Preferred stock dividends and discount accretion	10,298	789	-
Net earnings (loss) allocated to common stock	(36,258)	15,289	93,650
Net earnings (loss) allocated to participating securities	(166)	86	213
Net income (loss) allocated to common stock and participating securities	$ (36,424)	$ 15,375	$ 93,863

Weighted average shares outstanding for basic earnings per common share	40,042,655	34,706,092	35,919,900
Dilutive effect of stock compensation	-	355,620	519,661
Weighted average shares outstanding for diluted earnings per common share	40,042,655	35,061,712	36,439,561

Basic earnings (loss) per common share from continuing operations	$ (0.81)	$ 0.45	$ 1.70
Basic earnings per common share from discontinued operations	$ 0.16	$ 0.01	$ 0.91
Impact of preferred stock dividends on basic earnings (loss) per common share	$ (0.26)	$ (0.02)	$ -
Basic earnings (loss) per common share	$ (0.91)	$ 0.44	$ 2.61

Diluted earnings (loss) per common share from continuing operations	$ (0.81)	$ 0.45	$ 1.68
Diluted earnings per common share from discontinued operations	$ 0.16	$ 0.01	$ 0.89
Impact of preferred stock dividends on diluted earnings (loss) per common share	$ (0.26)	$ (0.02)	$ -
Diluted earnings (loss) per common share	$ (0.91)	$ 0.44	$ 2.57

10-K Index

Part II - Item 8 Index

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

New authoritative accounting guidance: As noted above, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

        ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method, as discussed above.  The adoption of this guidance did not significantly impact the Company’s previously reported financial statements.

        ASC Topic 320, “Investments—Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments—Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

        ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies” (See Note 2 below).

        ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009, and did not have a significant impact on the Company’s financial statements.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

       ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009 and the required disclosures are reported in Note 21 below.

       ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Company on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities (see Note 19 below).

       Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

       Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements for periods ending after October 1, 2009 and did not have a significant impact on the Company’s financial statements.

       ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010, and is not expected to have a significant impact on the Company’s financial statements.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications: Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net income or stockholders’ equity.

Note 2.        Business Combinations

Business Combinations.  The following business combinations were accounted for under the purchase method of accounting.  Accordingly, the results of operations of the acquired companies have been included in the Company’s results of operations since the date of acquisition.  Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values, net of applicable income tax effects.  The excess cost over fair value of net assets acquired is recorded as goodwill.  In the event that the fair value of net assets acquired exceeds the cost, the Company will record a gain on the acquisition.

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

Pro forma results of operations for Cedar Hill for the year ended December 31, 2008 are not included as Cedar Hill would not have had a material impact on the Company’s financial statements.

On February 27, 2009, MB Financial Bank assumed all deposits and approximately $92.5 million in loans net of a $14.5 million discount and a $65.6 million FDIC indemnification asset, of Glenwood, Illinois-based Heritage Community Bank (“Heritage”) in a loss-share transaction facilitated by the Federal Deposit Insurance Corporation (“FDIC”).  MB Financial Bank will share in the losses on assets (loans and other real estate owned) covered under the agreement (referred to as “covered loans” and “covered other real estate owned”).  On losses up to $51.8 million, the FDIC has agreed to reimburse MB Financial Bank for 80 percent of losses.  On losses exceeding $51.8 million, the FDIC has agreed to reimburse MB Financial Bank for 95 percent of losses.  The loss sharing agreement requires that MB Financial Bank follow certain servicing procedures as specified in the agreement or risk losing FDIC reimbursement of losses incurred on covered loans and covered other real estate owned.  The Company accounts for MB Financial Bank’s loss sharing agreement with the FDIC as an indemnification asset.  The transaction generated $2.1 million in core deposit intangibles and did not generate any goodwill.

On September 4, 2009, MB Financial Bank assumed $135.3 million of deposits of Oak Forest, Illinois-based InBank, and acquired loans and other real estate owned of approximately $105.6 million, net of a $59.8 million discount, in a transaction facilitated by the FDIC.  This transaction generated a pre-tax gain of $10.2 million, based on preliminary estimates of the amount by which the assets acquired exceeded the liabilities assumed, and did not generate any goodwill or other intangibles based on preliminary estimates.

On September 11, 2009, MB Financial Bank assumed $6.5 billion of deposits of Chicago-based Corus Bank, N.A. (“Corus”), and acquired loans of approximately $26.1 million, in a transaction facilitated by the FDIC.  Shortly after the Corus transaction closing, we issued checks to almost all out-of-market Corus certificate of deposit holders of approximately $2.4 billion for the redemption of these deposits.  Interest rates on some in-market Corus certificates of deposits were reduced shortly after the transaction closing, resulting in additional run-off of certificates of deposit.  Additionally, interest rates on out-of-market Corus money market accounts were reduced to 5 basis points in September 2009.  This transaction generated $14.3 million in core deposit intangibles and did not generate any goodwill based on preliminary estimates.  We expect that we ultimately will retain approximately $1.6 billion to $2.0 billion of the deposits assumed in the Corus transaction.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 4, 2009, MB Financial Bank assumed $163.7 million of deposits and approximately $86.5 million in loans and other real estate owned, net of a $15.4 million discount and a $28.6 million FDIC indemnification asset, of Aurora, Illinois-based Benchmark Bank (“Benchmark”) in a loss-share transaction facilitated by the FDIC.  MB Financial Bank will share in the losses on assets (loans and other real estate owned) covered under the agreement (referred to as “covered loans” and “covered other real estate owned”).  On losses up to $39.0 million, the FDIC has agreed to reimburse MB Financial Bank for 80 percent of losses.  On losses exceeding $39.0 million, the FDIC has agreed to reimburse MB Financial Bank for 95 percent of losses.  The loss sharing agreement requires that MB Financial Bank follow certain servicing procedures as specified in the agreement or risk losing FDIC reimbursement of covered loan losses.  MB Financial Bank may be required to make a payment to the FDIC if losses do not meet certain levels by the end of the agreement.  The Company accounts for MB Financial Bank’s loss sharing agreement with the FDIC as an indemnification asset.  This transaction generated a pre-tax gain of $18.3 million, based on preliminary estimates of the amount by which the assets acquired exceeded the liabilities assumed, and did not generate any goodwill or other intangibles.

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed in the Heritage, InBank, Corus, and Benchmark transactions, as of the closing dates of those transactions.  Fair values of certain assets are preliminary and subject to refinement for up to one year after the closing date of the transaction as information relative to closing date fair values becomes available.

Assets Acquired and Liabilities Assumed
(Dollar Amounts in Thousands)

	Heritage	InBank	Corus	Benchmark
	February 27, 2009	September 4, 2009	September 11, 2009	December 4, 2009
ASSETS
Cash and cash equivalents	$ 36,604	$ 11,616	$ 4,560,422	$ 64,604
Investment securities available for sale	18,362	28,397	1,878,741	6,117
Loans, net of discount	92,467	100,632	26,084	76,437
Other real estate owned	1,197	4,946	-	10,056
Other intangibles	2,095	-	14,327	-
FDIC indemnification asset	65,565	-	-	28,614
Other assets	921	721	7,498	3,539
Total assets	$ 217,211	$ 146,312	$ 6,487,072	$ 189,367

LIABILITIES
Deposits	$ 216,537	$ 135,337	$ 6,476,456	$ 163,660
Other borrowings	-	-	-	7,031
Accrued expenses and other liabilities	674	753	10,616	351
Total liabilities	$ 217,211	$ 136,090	$ 6,487,072	$ 171,042

Net gain recorded on acquisition	$ -	$ 10,222	$ -	$ 18,325

As noted earlier, the fair values above are preliminary for loans, other real estate owned, and the FDIC indemnification assets, as the Company continues to analyze the portfolios and the underlying risks and collateral values of the assets.  For the Heritage transaction, the FDIC indemnification asset has been adjusted down by approximately $27 million from the transaction closing date, due to changes in estimates related to the overall collectability of the underlying loan portfolio.  The downward adjustment in the FDIC indemnification asset was offset by an increase in the corresponding loan balance and an adjustment to accretable yield.

Deposits assumed in the Corus transaction decreased to $2.1 billion at December 31, 2009.  As noted above, this decrease was expected and was a result of the redemption of outstanding checks issued for out-of-market certificates of deposit assumed in the Corus transaction, the withdrawals of out-of-market Corus money market accounts, and some in-market run-off of previously higher rate deposits assumed in the Corus transaction.  The decrease in Corus deposits resulted in a corresponding reduction in cash and cash equivalents and investment securities acquired in the transaction.  Additionally, we purchased investment securities with a portion of the cash acquired in the Corus transaction.  The Company recorded a $15.1 million deferred tax liability related to the net gains on the InBank and Benchmark transactions.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.        Discontinued Operations

On August 10, 2009, we completed the sale of our merchant card processing business, resulting in an after-tax gain of $6.2 million.

In accordance with U.S. GAAP, the results of operations of the Company’s merchant card processing business are reflected in the Company’s results of operations as “discontinued operations.”

The results of operations for the Company’s merchant card processing business were as follows (in thousands):

	Years Ended December 31,
	2009 (1)	2008	2007

Interest income	$ -	$ -	$ -
Interest expense	-	-	-
Net interest income	-	-	-
Provision for loan losses	-	-	-
Net interest income after provision for loans losses	-	-	-
Other income	9,914	18,072	16,376
Other expenses	9,535	17,397	15,330
Income before income taxes	379	675	1,046
Applicable income taxes	148	236	366
Operating income from discontinued operations	231	439	680
Gain on sale of discontinued operations, net of tax	6,222	-	-
	$ 6,453	$ 439	$ 680

(1)	Represents results of operations through the date of sale, August 10, 2009.

On November 28, 2007, we completed the sale of our Oklahoma City-based subsidiary bank, Union Bank, N.A., for $76.3 million, resulting in an after-tax gain of $28.8 million.  Prior to closing, Union Bank sold to MB Financial Bank approximately $100 million in performing loans previously purchased from and originated by MB Financial Bank.

In accordance with U.S. GAAP, the results of operations of Union Bank are reflected in the Company’s results of operations as “discontinued operations.”

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for Union Bank were as follows (in thousands):

Year Ended December 31,
2007 (1)

Interest income	$ 21,946
Interest expense	10,216
Net interest income	11,730
Provision for loan losses	1,185
Net interest income after provision for loans losses	10,545
Other income	999
Other expenses	7,554
Income before income taxes	3,990
Applicable income taxes	998
Operating income from discontinued operations	2,992
Gain on sale of discontinued operations, net of tax	28,846
$ 31,838

(1)	Represents results of operations through the date of sale, November 28, 2007.

Note 4.        Restrictions on Cash and Due From Banks

MB Financial Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those required reserve balances was approximately $55.6 million and $51.2 million at December 31, 2009 and 2008, respectively.

The nature of the Company's business requires that it maintain amounts due from banks and federal funds sold which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships and the Company has not experienced any losses in such accounts.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.         Investment Securities

Carrying amounts and fair values of investment securities available for sale are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for sale	Cost	Gains	Losses	Value

December 31, 2009:
Government sponsored agencies	$ 69,120	$ 1,122	$ (3)	$ 70,239
States and political subdivisions	366,845	14,369	(980)	380,234
Residential mortgage-backed securities	2,382,495	12,595	(18,039)	2,377,051
Corporate bonds	11,400	-	(5)	11,395
Equity securities	4,280	34	-	4,314
Totals	$ 2,834,140	$ 28,120	$ (19,027)	$ 2,843,233

December 31, 2008:
Government sponsored agencies	$ 171,385	$ 7,988	$ -	$ 179,373
States and political subdivisions	417,608	12,585	(2,194)	427,999
Residential mortgage-backed securities	682,679	8,597	(991)	690,285
Corporate bonds	34,546	34	(15)	34,565
Equity securities	3,595	11	-	3,606
Debt securities issued by foreign governments	301	1	-	302
Totals	$ 1,310,114	$ 29,216	$ (3,200)	$ 1,336,130

We do not have any meaningful direct or indirect holdings of subprime residential mortgage loans, home equity lines of credit, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.  Additionally, more than 99% of our mortgage-backed securities are agency guaranteed.

Unrealized losses on investment securities available for sale and the fair value of the related securities at December 31, 2009 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government sponsored agencies	$ 5,837	$ (3)	$ -	$ -	$ 5,837	$ (3)
States and political subdivisions	27,801	(620)	4,887	(360)	32,688	(980)
Residential mortgage-backed securities	1,379,716	(18,031)	642	(8)	1,380,358	(18,039)
Corporate bonds	5,032	(5)	-	-	5,032	(5)
Totals	$ 1,418,386	$ (18,659)	$ 5,529	$ (368)	$ 1,423,915	$ (19,027)

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized losses on investment securities available for sale and the fair value of the related securities at December 31, 2008 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$ 57,096	$ (1,970)	$ 4,179	$ (224)	$ 61,275	$ (2,194)
Residential mortgage-backed securities	141,786	(958)	5,276	(33)	147,062	(991)
Corporate bonds	15,045	(15)	-	-	15,045	(15)
Totals	$ 213,927	$ (2,943)	$ 9,455	$ (257)	$ 223,382	$ (3,200)

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2009 was 154 compared to 244 at December 31, 2008.  Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

The Company views its investment in the stock of the FHLB Chicago as a long-term investment.  Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value.  The decision of whether impairment exists is a matter of judgment that should reflect the investor’s views on the FHLB Chicago's long term performance, which includes factors such as its operating performance, the severity and duration of declines of the market value of its net assets relative to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislative and regulation changes on FHLB Chicago and accordingly, on the members of FHLB Chicago, and its liquidity and funding position.  Although the FHLB Chicago was placed under a Cease and Desist Order, suspended dividends in 2007 and recorded a net loss for the year ended December 31, 2009, the FHLB Chicago continued issuing new capital stock at par value since the Cease and Desist Order and reported that it is in compliance with regulatory capital requirements.  The Company does not believe that its investment in the FHLB was impaired as December 31, 2009.

Management has the ability and intent to hold the securities in the table above until they mature, at which time the Company expects to receive full value for the securities. Furthermore, as of December 31, 2009, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2009, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized net gains (losses) on sale of investment securities available for sale are summarized as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Realized gains	$ 15,698	$ 1,420	$ 962
Realized losses	(1,669)	(290)	(4,706)
Net gains (losses)	$ 14,029	$ 1,130	$ (3,744)

The amortized cost and fair value of investment securities available for sale as of December 31, 2009 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

Therefore, residential mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value

Due in one year or less	$ 52,582	$ 53,053
Due after one year through five years	80,691	84,969
Due after five years through ten years	261,227	270,167
Due after ten years	52,865	53,679
Equity securities	4,280	4,314
Residential mortgage-backed securities	2,382,495	2,377,051
Totals	$ 2,834,140	$ 2,843,233

Investment securities available for sale with carrying amounts of $1.1 billion and $765.9 million at December 31, 2009 and 2008, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6.        Loans

Loans consist of the following at (in thousands):

	December 31,
	2009	2008

Commercial loans	$ 1,387,476	$ 1,522,380
Commercial loans collateralized by assignment of lease payments	953,452	649,918
Commercial real estate	2,472,520	2,353,261
Residential real estate	291,022	295,336
Construction real estate	594,482	757,900
Indirect vehicle	180,267	189,227
Home equity	405,439	401,029
Consumer loans	66,293	59,512
Gross loans, excluding covered loans	6,350,951	6,228,563
Covered loans	173,596	-
Gross loans(1)	6,524,547	6,228,563
Allowance for loan losses	(177,072)	(144,001)
Loans, net	$ 6,347,475	$ 6,084,562

(1)	Gross loan balances at December 31, 2009 and 2008 are net of unearned income, including net deferred loan fees of $4.6 million, and $4.5 million respectively.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Non-accrual loans and loans past due ninety days or more were $271.3 million and $145.9 million at December 31, 2009 and 2008, respectively.  The reduction in interest income associated with loans on non-accrual status was approximately $12.5 million, $4.6 million, and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Information about impaired loans as of and for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	December 31,
	2009	2008	2007

Loans for which there were related allowance for loan losses	$ 251,623	$ 143,423	$ 18,398
Other impaired loans	-	-	564

Total impaired loans	$ 251,623	$ 143,423	$ 18,962

Average monthly balance of impaired loans	$ 233,741	$ 76,942	$ 16,208
Related allowance for loan losses	45,966	52,112	5,960
Interest income recognized on a cash basis	185	74	429

The increase in impaired loans was primarily attributable to impaired construction real estate and commercial real estate loans.  Impaired construction real estate loans increased as a result of the continued weak residential construction market.  Impaired commercial real estate loans increased primarily due to the economic slowdown during 2009.  The Company experienced significant declines in current valuations of real estate supporting its collateral in 2009.  If real estate values continue to decline and as updated appraisals are received, the Company may have to increase the allowance for loan losses accordingly.

The decrease in specific reserves related to impaired loans is primarily due to partial charge-offs of approximately $69.4 million taken on impaired loans during the year ended December 31, 2009.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan losses was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Balance at beginning of year	$ 144,001	$ 65,103	$ 58,983
Provision for loan losses	231,800	125,721	19,313
Charge-offs:
Commercial loans	(46,113)	(13,653)	(7,072)
Commercial loans collateralized by assignment of lease payments	(5,407)	(1,258)	(515)
Commercial real estate	(38,842)	(14,872)	(3,471)
Residential real estate	(1,476)	(550)	(1,075)
Construction real estate	(103,789)	(14,940)	(2,294)
Indirect vehicles	(4,085)	(2,109)	(1,193)
Home equity	(3,443)	(1,801)	(194)
Consumer loans	(1,124)	(642)	(492)
Total charge-offs	(204,279)	(49,825)	(16,306)
Recoveries:
Commercial loans	1,491	891	1,265
Commercial loans collateralized by assignment of lease payments	-	67	979
Commercial real estate	40	266	37
Residential real estate	44	29	20
Construction real estate	2,957	951	38
Indirect vehicles	757	625	389
Home equity	53	132	344
Consumer loans	208	41	41
Total recoveries	5,550	3,002	3,113

Net charge-offs	(198,729)	(46,823)	(13,193)

Balance at December 31,	$ 177,072	$ 144,001	$ 65,103

Loans outstanding to executive officers and directors of the Company, including companies in which they have management control or beneficial ownership, at December 31, 2009 and 2008, were approximately $10.5 million and $10.6 million, respectively.  In the opinion of management, these loans have similar terms to other customer loans and do not present more than normal risk of collection.

An analysis of the activity related to these loans for the year ended December 31, 2009 is as follows (in thousands):

Balance, beginning of year	$ 10,614
Additions	929
Principal payments and other reductions	(1,007)
Balance, end of year	$ 10,536

Purchased loans acquired in a business combination, including loans purchased in the Heritage, InBank, Corus, and Benchmark transactions, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments.  Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income.  Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In our acquisitions of the assets of Heritage and Benchmark (see Note 2), the preliminary fair value of purchased credit-impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of the loan collateral.  The fair value of loans that were not credit-impaired was determined based on preliminary estimates of losses on defaults.  Due to the loss sharing agreements with the FDIC for the Heritage and Benchmark transactions, the Bank recorded receivables from the FDIC equal to the corresponding reimbursement percentages on the estimated losses embedded in the loan portfolios.  The carrying amount of covered loans at December 31, 2009, consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table (in thousands):

	Heritage		Benchmark
	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Commercial related loans	$ 44,038	$ 15,906	$ 19,843	$ 42,630	$ 122,417
Other loans	2,588	37,069	477	11,045	51,179
Total covered loans	$ 46,626	$ 52,975	$ 20,320	$ 53,675	$ 173,596

Estimated reimbursable amounts from the
FDIC under the loss-share agreement	$ 9,490	$ 4,108	$ 13,099	$ 15,515	$ 42,212

Estimated reimbursable amounts from the FDIC related to the Heritage purchased credit-impaired loans has decreased by more than $20 million since inception of the loss share arrangement, as losses have been reimbursed by the FDIC.  Additionally, for the Heritage transaction, the FDIC indemnification asset has been adjusted down approximately $27 million from the transaction closing date, due to changes in estimates related to the overall collectability of the underlying loan portfolio.  The downward adjustment in the FDIC indemnification asset was offset by an increase in the corresponding loan balance and an adjustment to accretable yield.  The reimbursable amounts allocated to purchased non-credit-impaired loans are a result of the uncertainty of collections on loans currently performing.

The following table presents information regarding the preliminary estimates of the contractually required payments receivable, the cash flows expected to be collected, and the estimated fair value of the loans acquired in the Heritage, InBank, Corus, and Benchmark transactions, as of the closing dates for those transactions (in thousands):

	Heritage		InBank		Corus		Benchmark
	February 27, 2009		September 4, 2009		September 11, 2009		December 4, 2009
	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans
Contractually required payments
Commercial related loans	$ 85,341	$ 37,871	$ 95,786	$ 20,785	$ 1,946	$ 27,278	$ 42,339	$ 65,819
Other loans	7,842	61,435	12,261	32,139	-	-	1,031	19,229
Total	$ 93,183	$ 99,306	$ 108,047	$ 52,924	$ 1,946	$ 27,278	$ 43,370	$ 85,048

Cash flows expected to be collected
Commercial related loans	$ 42,680	$ 24,334	$ 51,325	$ 18,669	$ 1,252	$ 26,636	$ 23,733	$ 48,381
Other loans	3,448	42,616	10,009	28,915	-	-	584	14,515
Total	$ 46,128	$ 66,950	$ 61,334	$ 47,584	$ 1,252	$ 26,636	$ 24,317	$ 62,896

Fair value of loans acquired
Commercial related loans	$ 42,586	$ 19,273	$ 46,983	$ 17,511	$ 1,252	$ 24,832	$ 19,924	$ 44,007
Other loans	3,405	27,203	9,450	26,688	-	-	546	11,960
Total	$ 45,991	$ 46,476	$ 56,433	$ 44,199	$ 1,252	$ 24,832	$ 20,470	$ 55,967

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.  The majority of the purchased credit-impaired loans were valued based on the liquidation value of the underlying collateral.  There was no allowance for credit losses related to these purchased credit-impaired loans at December 31, 2009.  Certain amounts related to the purchased loans are preliminary estimates.  The Company expects to finalize its analysis of these loans within twelve months of the acquisition dates and, therefore, adjustments to the estimated amounts may occur.

Note 7.        Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, including computer systems and satellite equipment, material handling and general manufacturing equipment.  Lessees tend to have an investment grade public debt rating by Moody’s or Standard & Poors or the equivalent, though we also provided credit to below investment grade and non-rated companies.

Lease investments by categories follow (in thousands):

	December 31,
	2009	2008

Direct finance leases:
Minimum lease payments	$ 69,112	$ 61,239
Estimated unguaranteed residual values	7,802	7,093
Less: unearned income	(7,684)	(7,484)
Direct finance leases (1)	$ 69,230	$ 60,848

Leveraged leases:
Minimum lease payments	$ 20,770	$ 30,150
Estimated unguaranteed residual values	4,532	4,914
Less: unearned income	(1,950)	(2,804)
Less: related non-recourse debt	(20,717)	(28,437)
Leveraged leases (1)	$ 2,635	$ 3,823

Operating leases:
Equipment, at cost	$ 235,092	$ 196,068
Less accumulated depreciation	(90,126)	(71,034)
Lease investments, net	$ 144,966	$ 125,034

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $20.7 million at December 31, 2009 and $27.7 million at December 31, 2008.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum lease payments receivable for the various categories of leases are due as follows (in thousands) for the years ending December 31,

	Direct
	Finance	Leveraged	Operating
Year	Leases	Leases	Leases	Total

2010	$ 31,643	$ 13,668	$ 45,517	$ 90,828
2011	20,769	5,562	31,923	58,254
2012	10,820	1,353	17,201	29,374
2013	4,674	187	8,431	13,292
2014	1,201	-	2,461	3,662
2015 & Thereafter	5	-	491	496
	$ 69,112	$ 20,770	$ 106,024	$ 195,906

Income from lease investments is composed of (in thousands):

	Years Ended December 31,
	2009	2008	2007

Rental income on operating leases	$ 51,809	$ 44,210	$ 35,160
LaSalle Business Solutions revenue	47,785	32,302	46,813
Gain on sale of leased equipment	1,789	1,921	4,149
Income on lease investments, gross	101,383	78,433	86,122
Less:
Write down of residual value of equipment	(1,371)	(512)	(1,617)
LaSalle Business Solutions cost of sales	(43,217)	(28,953)	(42,561)
Depreciation on operating leases	(38,267)	(31,995)	(26,097)
Income from lease investments, net	$ 18,528	$ 16,973	$ 15,847

LaSalle Business Solutions (LBS) revenue represents the gross amount of revenue paid to LBS for maintenance contracts sold to customers.  The maintenance contracts are serviced by third parties, with LBS maintaining no obligations under the contract.  The cost of sales is the amount paid by LBS to the third party maintenance provider.

Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,489 leases at December 31, 2009 compared to 2,273 at December 31, 2008.  The average residual value per lease schedule was approximately $22 thousand at December 31, 2009 and $20 thousand at December 31, 2008.  The average residual value per master lease schedule was approximately $177 thousand at December 31, 2009 and $169 thousand at December 31, 2008.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term	Direct
	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2010	$ 1,678	$ 2,057	$ 8,957	$ 12,692
2011	2,472	1,263	11,213	14,948
2012	1,981	1,074	10,044	13,099
2013	601	138	4,242	4,981
2014	1,037	-	5,372	6,409
2015 & Thereafter	33	-	2,843	2,876
	$ 7,802	$ 4,532	$ 42,671	$ 55,005

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known.

Note 8.        Premises and Equipment

Premises and equipment consist of (in thousands):

	December 31,
	2009	2008

Land and land improvements	$ 55,476	$ 55,941
Buildings	78,087	80,582
Furniture and equipment	69,701	62,019
Buildings and leasehold improvements	46,197	46,055
	249,461	244,597
Accumulated depreciation	(69,820)	(58,123)
Premises and equipment, net	$ 179,641	$ 186,474

Depreciation on premises and equipment totaled $11.8 million, $11.7, and $11.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.

During 2009, the Company conducted an impairment review of branch office locations to be consolidated due to the Company’s acquisitions in 2009 (see Note 2 above).   As a result, the Company recognized a $4.0 million impairment charge related to three branches in 2009.

As of December 31, 2009, the Company had approximately $29.2 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches and commitments to purchase branch facilities related to our FDIC transactions (see Note 2 above).

Note 9.        Goodwill and Intangibles

Under the provisions of ASC Topic 350, goodwill is no longer subject to amortization, but instead is subject to at least annual assessments for impairment by applying a fair-value based test.  ASC Topic 350 also requires that an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.  Our most recent impairment assessment on goodwill and other intangibles was completed as of December 31, 2009.  No impairment losses on goodwill or other intangibles were incurred in 2009, 2008, and 2007.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the carrying amount of goodwill (in thousands):

	December 31,
	2009	2008

Balance at beginning of period	$ 387,069	$ 379,047
Goodwill from business combinations (1)	-	8,022
Balance at end of period	$ 387,069	$ 387,069

(1)	See Note 2 for additional information.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had, as of December 31, 2009, a remaining weighted average amortization period of approximately five years.  The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of December 31, 2009 and December 31, 2008 (in thousands):

	December 31,
	2009	2008
Balance at beginning of period	$ 25,776	$ 25,352
Amortization expense	(4,491)	(3,554)
Other intangibles from business combinations (1)	16,423	3,978
Balance at end of period	$ 37,708	$ 25,776

Gross carrying amount	$ 67,895	$ 51,472
Accumulated amortization	(30,187)	(25,696)
Net book value	$ 37,708	$ 25,776

(1)	See Note 2 for additional information.

The following presents the estimated amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2010	$ 6,033
2011	5,212
2012	4,589
2013	4,152
2014	3,245
Thereafter	14,477
$ 37,708

Note 10.       Deposits

The composition of deposits is as follows (in thousands):

	December 31,
	2009	2008
Demand deposits, noninterest bearing	$ 1,552,185	$ 960,117
NOW and money market accounts	2,775,468	1,465,436
Savings deposits	583,783	367,684
Time certificates, $100,000 or more	1,885,460	2,091,067
Other time certificates	1,886,380	1,611,267
Total	$ 8,683,276	$ 6,495,571

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Time certificates of $100,000 or more included $528.3 million and $864.8 million of brokered deposits at December 31, 2009 and 2008, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $100,000 or more.

At December 31, 2009, the scheduled maturities of time certificates are as follows (in thousands):

2010	$ 3,158,663
2011	267,495
2012	209,934
2013	87,260
2014	35,578
Thereafter	12,910
$ 3,771,840

Note 11.       Short-Term Borrowings

Short-term borrowings are summarized as follows as of December 31, 2009 and 2008 (dollars in thousands):

	December 31,
	2009		2008
	Weighted Average	Amount	Weighted Average	Amount
	Cost		Cost
Federal funds purchased	-	$ -	0.68%	$ 5,000
Federal Reserve term auction funds	-	-	0.42%	100,000
Customer repurchase agreements	0.50%	223,917	0.48%	282,832
Federal Home Loan Bank advances	3.35%	100,000	2.46%	100,787
	1.38%	$ 323,917	0.88%	$ 488,619

The Company can use the Federal Reserve term auction facility for short-term funding.  Each auction is for a fixed amount and the rate is determined by the auction process.  These borrowings are primarily collateralized by commercial and indirect vehicle loans with unpaid principal balances aggregating no less than 200% of the outstanding advances from the Federal Reserve Term Auction.  On January 27, 2010, the Federal Reserve announced that the final auction will be conducted on March 8, 2010.

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

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $100.0 million in fixed rate advances at December 31, 2009 and $100.8 million in fixed rate advances at December 31, 2008.  At December 31, 2009, the Company had one fixed rate advance with an effective interest rate of 3.35% and is subject to a prepayment fee.  At December 31, 2009, the advance had a maturity date of January 2010.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank.  As of December 31, 2009 and 2008, the Company had $464.8 million and $405.0 million, respectively, of loans pledged as collateral for short-term and long-term Federal Home Loan Bank advances.  Additionally, as of December 31, 2009 and 2008, the Company had $38.2 million and $181.0 million, respectively, of investment securities pledged as collateral for short-term and long-term advances from the Federal Home Loan Bank.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.       Long-term Borrowings

The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $219.9 million and $352.5 million at December 31, 2009 and December 31, 2008, respectively. As of December 31, 2009, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.26% to 5.87%.

The Company had notes payable to banks totaling $20.7 million and $27.7 million at December 31, 2009 and December 31, 2008, respectively, which as of December 31, 2009, were accruing interest at rates ranging from 3.90% to 10.00%.  Lease investments includes equipment with an amortized cost of $27.8 million and $34.8 million at December 31, 2009 and December 31, 2008, respectively, that is pledged as collateral on these notes.

The Company had a $40 million ten year structured repurchase agreement which is non-putable until 2011 as of December 31, 2009. The borrowing agreement floats at 3-month LIBOR less 37 basis points and reprices quarterly.  The counterparty to the repurchase agreement has a one-time put option in 2011.  If the option is not exercised, the repurchase agreement converts to a fixed rate borrowing at 4.75% for the remaining term, which would expire in 2016.
MB Financial Bank has a $50 million outstanding subordinated debt facility.  Interest is payable at a rate of 3 month LIBOR + 1.70%.  The debt matures on October 1, 2017.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2010	$ 47,350
2011	44,884
2012	36,626
2013	8,649
2014	381
Thereafter	193,459
$ 331,349

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

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2009 (in thousands):

	Coal City	MB Financial	MB Financial (3)	MB Financial (4)
	Capital Trust I	Capital Trust II	Capital Trust III	Capital Trust IV
Junior Subordinated Notes:
Principal balance	$ 25,774	$ 36,083	$ 10,310	$ 20,619
Annual interest rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	September 15, 2010	September 23, 2011	September 15, 2011

Trust Preferred Securities:
Face value	$ 25,000	$ 35,000	$ 10,000	$ 20,000
Annual distribution rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial (4)	MB Financial	FOBB (2) (3)	FOBB (2)
	Capital Trust V	Capital Trust VI	Capital Trust I	Capital Trust III
Junior Subordinated Notes:
Principal balance	$ 30,928	$ 23,196	$ 6,186	$ 5,155
Annual interest rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	10.60%	3-mo LIBOR + 2.80%
Stated maturity date	December 15, 2037	October 30, 2037	September 7, 2030	January 23, 2034
Call date	March 15, 2008	October 30, 2012	September 7, 2010	January 23, 2009

Trust Preferred Securities:
Face value	$ 30,000	$ 22,500	$ 6,000	$ 5,000
Annual distribution rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	10.60%	3-mo LIBOR + 2.80%
Issuance date	September 2007	October 2007	September 2000	December 2003
Distribution dates (1)	Quarterly	Quarterly	Semi-annual	Quarterly

(1)	All distributions are cumulative and paid in cash.
(2)	Amount does not include purchase accounting adjustments totaling a premium of $426 thousand associated with FOBB Capital Trust I and III.
(3)	Callable at a premium through 2020.
(4)	Callable at a premium through 2011.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption on a date no earlier than the call dates noted in the table above.  Prior to these respective redemption dates, the junior subordinated notes may be redeemed by the Company (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in a trust being treated as an investment company.  Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes.  The Company’s obligation under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust.  The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.  During any such deferral period the Company may not pay cash dividends on its common or preferred stock and generally may not repurchase its common or preferred stock.

Under the terms of the securities purchase agreement between the Company and the U.S. Treasury pursuant to which the Company issued its Series A Preferred Stock as part to the TARP Capital Purchase Program, prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not redeem our trust preferred securities (or the related junior subordinated notes), without the consent of Treasury.    See Note 23 below.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.       Lease Commitments and Rental Expense

The Company leases office space for certain branch offices.  The future minimum annual rental commitments for these noncancelable leases and subleases of such space are as follows (in thousands):

	Gross	Sublease	Net
Year	Rents	Rents	Rents
2010	$ 4,504	$ 717	$ 3,787
2011	4,391	743	3,648
2012	4,001	747	3,254
2013	3,623	549	3,074
2014	3,082	566	2,516
Thereafter	20,618	248	20,370
	$ 40,219	$ 3,570	$ 36,649

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes.  Certain leases also provide for increased rental payments based on increases in the Consumer Price Index.

Net rental expense for the years ended December 31, 2009, 2008 and 2007 amounted to $5.1 million, $3.3 million and $3.6 million, respectively.

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

During 2009, each participant was eligible for a maximum total Company matching contribution of 3.5% of their compensation.  Additionally, the Company may make annual discretionary profit sharing contributions.  The contributions for profit sharing equaled 3.0% of eligible compensation for the year ended December 31, 2009, 3.0% for the year ended December 31, 2008, and 3.5% for the year ended December 31, 2007.  The Company's total contributions to the plan, for the years ended December 31, 2009, 2008 and 2007, were approximately $4.4 million, $3.8 million, $3.7 million, respectively.

The Company has deferred compensation plans that allow eligible executives, senior officers and certain other employees and directors to defer payment of up 100% of their base salary and bonus in the case of employees and board fees in the case of directors.  Discretionary Company contributions to these plans were approximately $160 thousand, $220 thousand, $263 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.  In addition, pursuant to the Company’s agreement entered into with the Company’s Chief Executive Officer, he is entitled to receive on each December 31st while he is employed by the Company (starting December 31, 2007) a fully vested employer contribution to his account under the non-stock deferred compensation plan in amount equal to 20% of his base salary then in effect.  The amounts deferred can be invested in MB Financial stock (under the Company’s stock deferred compensation plan) or publicly traded mutual funds (under the Company’s non-stock deferred compensation plan) at the discretion of the participant.  The cost of the MB Financial common stock held by MB Financial’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.  The amounts of the assets that are not invested in MB Financial common stock are recorded at their fair market value in other assets on the consolidated balance sheet.  As of December 31, 2009, the fair value of the assets held in other publicly traded funds totaled $5.8 million.  A liability is established, in other liabilities, in the consolidated balance sheet, for the fair value of the obligation to the participants.  Any increase or decrease in the fair market value of plan assets is recorded in other non-interest income on the consolidated statement of income.  Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the consolidated statement of income.  The increase in fair market value of the assets and the obligation related to the deferred compensation plan was $710 thousand for the year ended December 31, 2009.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.       Income Taxes

The deferred taxes consist of (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$ 69,058	$ 56,160
Deferred compensation	5,553	5,552
Other real estate owned	1,690	-
Merger and non-compete accrual	462	544
Securities	132	449
Stock options, restricted stock, director stock units, and restricted stock units	9,054	7,827
Federal net operating loss carryforwards	1,848	1,353
State net operating loss carryforwards	20,707	17,551
Other items	6,774	1,128
Total deferred tax asset	115,278	90,564
Valuation allowance	-	-
Total deferred tax asset, net of valuation allowance	115,278	90,564

Deferred tax liabilities:
Securities discount accretion	(106)	(603)
Deferred gain on FDIC assisted transactions	(15,142)	-
Loans	(5,257)	(5,486)
Lease investments	(1,522)	(1,175)
Premises and equipment	(55,620)	(42,118)
Core deposit intangible	(7,172)	(8,935)
Federal Home Loan Bank stock dividends	(4,014)	(4,014)
Other items	(3,840)	(103)
Total deferred tax liabilities	(92,673)	(62,434)
Net deferred tax asset	22,605	28,130
Net unrealized holding gain on securities available for sale	(3,547)	(9,106)
Net deferred tax asset	$ 19,058	$ 19,024

The Company’s state net operating loss carryforwards totaled approximately $431.4 million at December 31, 2009 and begin to expire in 2010 through 2023.  The Company’s Federal net operating loss carryforwards totaled approximately $4.7 million at December 31, 2009 and expire in 2019.

Income taxes attributable to continuing operations consist of (in thousands):

	Years Ended December 31,
	2009	2008	2007

Current (benefit) expense:
Federal	$ (47,247)	$ (1,196)	$ 24,153
State	(3,543)	216	200
	(50,790)	(980)	24,353
Deferred (benefit) expense	5,525	(22,575)	(683)
	$ (45,265)	$ (23,555)	$ 23,670

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the statutory federal income tax rate of 35% and the effective tax rate on income from continuing operations follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Federal income tax (benefit) expense at expected statutory rate	$ (27,245)	$ (2,741)	$ 29,755
Increase (decrease) due to:
Tax exempt income, net	(6,055)	(5,521)	(4,355)
Nonincludable increase in cash surrender value of life insurance	(847)	(1,855)	(1,740)
Removal of valuation reserve on state net operating loss carryforwards	-	(10,100)	-
Adjustment of tax contingency reserves	(7,723)	4,232	-
State tax, net of federal benefit	(2,477)	(7,003)	130
Other items, net	(918)	(567)	(120)

Income tax (benefit) expense	$ (45,265)	$ (23,555)	$ 23,670

Accounting for Uncertainty in Income Taxes: ASC Topic 740 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

During 2009, the Company increased the amount of benefit recognized with respect to certain previously identified uncertain tax positions as a result of developments in tax audits.  A reconciliation of the change in unrecognized tax benefits from January 1, 2009 to December 31, 2009 is as follows (in thousands):

	Unrecognized Tax Benefit Without Interest	Interest on unrecognized Tax Benefit	Total Unrecognized Tax Benefit Including Interest
Balance at January 1, 2009	$ 7,050	$ 964	$ 8,014
Increases for tax positions of prior years	93	187	280
Benefits recognized	(6,902)	(1,101)	(8,003)
Balance at December 31, 2009	$ 241	$ 50	$ 291

The whole amount of unrecognized tax benefits would affect the tax provision and the effective income tax rate if recognized in future periods.

The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense, to the extent not included in unrecognized tax benefits.

The Company’s federal income tax returns are open and subject to examination for the 2006 tax return year and from the 2008 tax return year and forward.  The Company’s various state income tax returns are generally open from the 2002 and later tax return years based on individual state statutes of limitation.  The Company is under examination by Illinois for tax years 2002 through 2007.  The Company is not certain whether these examinations will be completed within the next twelve months.  Developments in these examinations or other events could cause management to change its judgment about the amount of unrecognized tax benefits.

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

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009 and 2008, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	2009	2008
Commitments to extend credit:
Home equity lines	$ 330,856	$ 376,854
Other commitments	1,135,137	1,261,276

Letters of credit:
Standby	136,250	119,504
Commercial	1,233	55,269

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require a payment of a fee.  The commitments for home equity lines of credit may expire without being drawn upon.

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer's needs.  As of December 31, 2009, the maximum remaining term for any standby letter of credit was December 31, 2014.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At December 31, 2009, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $37.3 million to $137.5 million from $174.8 million at December 31, 2008.  Of the $137.5 million in commitments outstanding at December 31, 2009, approximately $82.8 million of the letters of credit have been issued or renewed since December 31, 2008.  The Company had a $569 thousand liability recorded as of December 31, 2009 relating to these commitments.

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

Concentrations of credit risk: The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company's market area.  Investments in securities issued by states and political subdivisions also involve governmental entities primarily within the Company's market area.  The geographic distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company's consolidated financial statements.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009, the Company had approximately $29.2 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches and commitments to purchase branch facilities related to our FDIC transactions (see Note 2 above).

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes the Company and its subsidiary bank met all capital adequacy requirements to which they are subject as of December 31, 2009 and 2008.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the subsidiary bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the subsidiary bank must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well-capitalized column in the table below.  There are no conditions or events since that notification that management believes have changed the subsidiary bank’s categories.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The required and actual amounts and ratios for the Company and its subsidiary bank are presented below (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total capital (to risk-weighted assets):
Consolidated	$ 1,130,496	15.45%	$ 585,205	8.00%	N/A	N/A
MB Financial Bank	965,507	13.25%	583,035	8.00%	$ 728,793	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	988,335	13.51%	292,603	4.00%	N/A	N/A
MB Financial Bank	823,346	11.30%	291,517	4.00%	437,276	6.00%

Tier 1 capital (to average assets):
Consolidated	988,335	8.71%	453,939	4.00%	N/A	N/A
MB Financial Bank	823,346	7.27%	452,938	4.00%	566,172	5.00%

As of December 31, 2008
Total capital (to risk-weighted assets):
Consolidated	$ 936,027	14.08%	$ 531,968	8.00%	N/A	N/A
MB Financial Bank	759,845	11.46%	530,595	8.00%	$ 663,243	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	802,384	12.07%	265,984	4.00%	N/A	N/A
MB Financial Bank	626,185	9.44%	265,297	4.00%	397,946	6.00%

Tier 1 capital (to average assets):
Consolidated	802,384	9.85%	325,872	4.00%	N/A	N/A
MB Financial Bank	626,185	7.70%	325,300	4.00%	406,625	5.00%

N/A – not applicable

Note 19.       Fair Value Measurements

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

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality, the Company's creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Financial Instruments Recorded at Fair Value on a Recurring Basis

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

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

2009
Financial assets
Securities available for sale:
Government sponsored agencies and enterprises	$ 70,239	$ -	$ 70,239	$ -
States and political subdivisions	380,234	5,157	375,077	-
Residential mortgage-backed securities	2,377,051	105,828	2,269,691	1,532
Corporate bonds	11,395	-	5,030	6,365
Equity securities	4,314	4,314	-	-
Assets held in trust for deferred compensation	5,785	5,785	-	-
Derivative financial instruments	12,752	-	12,752	-
Financial liabilities
Other liabilities (1)	5,785	5,785	-	-
Derivative financial instruments	12,092	-	12,092	-

2008
Financial assets
Securities available for sale:
Government sponsored agencies and enterprises	$ 179,373	$ -	$ 179,373	$ -
States and political subdivisions	427,999	-	427,999	-
Residential mortgage-backed securities	690,285	111,533	578,752	-
Corporate bonds	34,565	14,030	18,905	1,630
Equity securities	3,606	3,606	-	-
Debt securities issued by foreign governments	302	-	302	-
Assets held in trust for deferred compensation	5,383	5,383	-	-
Derivative financial instruments	25,835	-	25,835	-
Financial liabilities
Other liabilities (1)	5,383	5,383	-	-
Derivative financial instruments	24,169	-	24,169	-

(1) Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Year Ended
(in thousands)	December 31, 2009	December 31, 2008

Balance, beginning of period	$ 1,630	$ -
Transfer into Level 3	6,283	1,911
Net unrealized losses	(16)	-
Impairment charge	-	(281)
	$ 7,897	$ 1,630

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2009, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired loans, the Company obtains a current external appraisal.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than 6 months old, the Company often further discounts market prices by 15%-30% and in some cases, up to an additional 50%.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value

Application of ASC Topic 820 to non-financial assets and non-financial liabilities became effective January 1, 2009. The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include foreclosed assets and other non-financial long-lived assets measured at fair value.

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

Non-Financial Long-Lived Assets.  During 2009, the Company conducted an impairment review of branch office locations to be consolidated due to the Company’s recent acquisitions (see Note 2).   As a result, the Company recognized a $4.0 million impairment charge related to three branches in 2009.  The fair values of the branches were estimated using Level 3 inputs based on internal appraisals.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a nonrecurring basis as of December 31, 2009 and 2008 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2009
Financial assets:
Impaired loans	$ 205,657	$ -	$ -	$ 205,657
Foreclosed assets	55,470	-	-	55,470
Non-financial long-lived assets	2,656	-	-	2,656

2008
Financial assets:
Impaired loans	$ 91,311	$ -	$ -	$ 91,311
Foreclosed assets	4,366	-	-	4,366

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

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated fair values of financial instruments are as follows (in thousands):

	December 31,		December 31,
	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$ 136,763	$ 136,763	$ 79,824	$ 79,824
Interest bearing deposits with banks	265,257	265,257	261,834	261,880
Investment securities available for sale	2,843,233	2,843,233	1,336,130	1,336,130
Non-marketable securities - FHLB and FRB stock	70,361	70,361	64,246	64,246
Loans, net	6,347,475	6,242,972	6,084,562	6,185,940
Accrued interest receivable	40,492	40,492	34,096	34,096
Derivative financial instruments	12,752	12,752	25,835	25,835

Financial Liabilities:
Non-interest bearing deposits	$ 1,552,185	$ 1,552,185	$ 960,117	$ 960,117
Interest bearing deposits	7,131,091	7,011,987	5,535,454	5,561,809
Short-term borrowings	323,917	313,209	488,619	476,899
Long-term borrowings	331,349	340,514	471,466	484,454
Junior subordinated notes issued to capital trusts	158,677	92,414	158,824	94,936
Accrued interest payable	11,651	11,651	21,289	21,289
Derivative financial instruments	12,092	12,092	24,169	24,169

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$ -	$ 1,994	$ -	$ 3,455

Note 20.       Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Year Ended December 31,
	2009	2008	2007

Total cost of share-based payment plans during the year	$ 5,138	$ 4,911	$ 5,223

Amount of related income tax benefit recognized in income	$ 1,964	$ 1,663	$ 1,773

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In April 2007, the Omnibus Plan was modified to add 2,250,000 authorized shares for a total of 6,000,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Grants under the Omnibus Plan can be in the form of options intended to be incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and cash awards.  As of December 31, 2009, there are 806,353 shares available for grant, of which, 447,812 shares may be granted for awards in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Annual equity-based incentive awards are typically granted to officers and employees in the middle of the year.  Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant; those option awards generally vest based on four years of continuous service and have 10-year contractual terms.  Options may also be granted at other times throughout the year in connection with the recruitment of new officers and employees.  Restricted shares granted to officers and employees typically vest over a two to three year period.  Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five-year term which are fully vested on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted stock, which vests one year after the grant date.

The following table summarizes stock options outstanding for the year ended December 31, 2009:

		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(in thousands)

Options outstanding as of January 1, 2009	3,241,278	$ 29.44
Granted	137,025	12.67
Exercised	(46,348)	9.46
Expired or cancelled	(99,554)	30.44
Forfeited	(34,680)	32.18
Options outstanding as of December 31, 2009	3,197,721	$ 28.95	5.67	$ 1,885

Options exercisable as of December 31, 2009	1,482,596	$ 28.87	3.17	$ 1,115

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

	For the Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	2.66%	3.61%	4.80%
Volatility of Company's stock	35.91%	18.92%	16.84%
Expected dividend yield	1.25%	2.95%	2.19%
Expected life of options	5 years	6 years	6 years

Weighted average fair value per option of options granted during the year	$ 4.20	$ 3.84	$ 6.27

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $194 thousand, $3.3 million and $2.8 million, respectively.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in restricted shares for the year ended December 31, 2009:

		Weighted Average
	Number of Shares	Grant Date Fair Value

Shares Outstanding at December 31, 2008	222,233	$ 29.29
Granted	357,590	10.55
Vested	(44,962)	34.39
Forfeited	(8,215)	25.62
Shares Outstanding at December 31, 2009	526,646	$ 16.19

During 2009, the Company issued 164,401 shares of performance-based restricted stock.  Because the performance component of the vesting terms has been satisfied, which required that the closing price of the Company’s common stock be at least $18.14 (150% of the closing price on the grant date) for ten consecutive trading days, these restricted stock awards generally will vest in full in 2012, on the third anniversary of the grant date.  The terms of each award also include certain restrictions that may be applicable to the award recipient to the extent necessary to ensure that the award complies with the limitations on compensation to which the Company is currently subject as a result of its participation in the TARP Capital Purchase Program of the U.S. Department of the Treasury.  These restrictions, to the extent applicable, could result in a reduction in the number of shares comprising the award and/or affect the vesting of the award and transferability of the shares.  A Monte Carlo simulation model was used to value the performance based restricted stock awards at the time of issuance.  Inputs are similar to those used to value stock options, discussed above.

As of December 31, 2009, there was $8.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At December 31, 2009, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was two years.

Note 21.       Derivative Financial Instruments

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

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps with an aggregate notional amount of $10.1 million at December 31, 2009.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income and other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives, including foreign currency forward contracts, to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.  The notional amounts and fair values of open foreign currency forward contracts were not significant at December 31, 2009 and December 31, 2008.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount receivable for December 31, 2009 was approximately $92 thousand and the net amount receivable for December 31, 2008 was approximately $596 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At December 31, 2009, the Company's credit exposure relating to interest rate swaps was approximately $15.3 million.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s derivative financial instruments are summarized below as of December 31, 2009 and December 31, 2008 (dollars in thousands):

		December 31, 2009					December 31, 2008
				Weighted Average
	Balance Sheet	Notional	Estimated	Years to	Receive	Pay	Notional	Estimated
	Location	Amount	Fair Value	Maturity	Rate	Rate	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	Other liabilities	$ 10,112	$ 581	3.5	2.36%	6.23%	$ 13,039	$ 1,022
Receive fixed/pay variable swaps (2)	Other assets	-	-	-	-	-	57,177	631

Non-hedging derivative instruments (3)
Pay fixed/receive variable swaps	Other liabilities	255,643	(12,673)	6.4	2.20%	5.95%	203,040	(24,169)
Pay variable/receive fixed swaps	Other assets	265,643	12,752	6.2	5.88%	2.12%	204,863	24,182
Total portfolio swaps		$ 531,398	$ 660	6.2	4.04%	4.04%	$ 478,119	$ 1,666

(1) Hedged fixed-rate commercial real estate loans
(2) Hedges fixed-rate callable brokered deposits
(3) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows (dollars in thousands):

Location of Gain or (Loss)
	Recognized in Income on	Year Ended
	Derivatives	December 31,
		2009	2008	2007

Interest rate swaps	Other income	$ 298	$ (294)	$ 306

Amounts included in the consolidated statements of income related to non-hedging derivative instruments were as follows (dollars in thousands):

Location of Gain or (Loss)
	Recognized in Income on	Year Ended
	Derivatives	December 31,
		2009	2008	2007

Interest rate swaps	Other income	$ 65	$ 105	$ (218)

Methods and assumptions used by the Company in estimating the fair value of its interest rate swaps are discussed in Note 19 to consolidated financial statements.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.       Condensed Parent Company Financial Information

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

Balance Sheets
(In thousands)
	December 31,
	2009	2008
Assets
Cash	$ 142,901	$ 161,479
Investments in subsidiaries	1,240,241	1,044,070
Other assets	30,984	27,519
Total assets	$ 1,414,126	$ 1,233,068

Liabilities and Stockholders' Equity
Junior subordinated notes issued to capital trusts	$ 158,677	$ 158,823
Other liabilities	4,269	5,421
Stockholders' equity	1,251,180	1,068,824
Total liabilities and stockholders' equity	$ 1,414,126	$ 1,233,068

Statements of Income
(In thousands)
Years Ended December 31,
	2009	2008	2007

Dividends from continuing subsidiaries	$ -	$ 30,000	$ 88,000
Dividends from discontinued subsidiary	-	-	6,500
Interest and other income	1,805	(985)	757
Interest and other expense	(7,816)	(8,278)	(18,201)
Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	(6,011)	20,737	77,056
Income tax benefit	(2,321)	(3,370)	(6,105)
Income (loss) before equity in undistributed net income of subsidiaries	(3,690)	24,107	83,161
Equity in undistributed net income (loss) of continuing subsidiaries	(28,889)	(8,382)	(15,316)
Equity in undistributed net income from discontinued operations	6,453	439	26,018
Net (loss) income	(26,126)	16,164	93,863
Dividends on preferred shares	10,298	789	-
Net income (loss) available to common shareholders	$ (36,424)	$ 15,375	$ 93,863

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2009	2008	2007

Cash Flows From Operating Activities
Net (loss) income	$ (26,126)	$ 16,164	$ 93,863
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of restricted stock awards	2,684	2,228	2,113
Compensation expense for stock option grants	2,454	651	3,111
Equity in undistributed net income of continuing subsidiaries	28,889	8,382	15,316
Equity in undistributed net income from discontinued operations	(6,453)	(439)	(26,018)
Change in other assets and other liabilities	(11,460)	(30,963)	(7,845)
Net cash (used in) provided by operating activities	(10,012)	(3,977)	80,540

Cash Flows From Investing Activities
Investments in and advances to subsidiaries	(225,000)	(50,000)	(5,000)
Proceeds from the sales of other assets	-	-	1,630
Net (increase) decrease in loans	-	7,500	(7,500)
Cash proceeds received from sale of subsidiary	-	-	76,148
Net cash (used in) provided by investing activities	(225,000)	(42,500)	65,278

Cash Flows From Financing Activities
Treasury stock transactions, net	23,961	(1,348)	(76,703)
Stock options exercised	1,269	4,585	3,789
Excess tax benefits from share-based payment arrangements	28	2,032	1,828
Dividends paid on common stock	(5,449)	(25,090)	(25,956)
Dividends paid on preferred stock	(9,256)	-	-
Principal paid long-term debt	(500)	-	-
Issuance of preferred stock	-	192,944	-
Issuance of common stock warrant	-	3,056	-
Issuance of common stock	206,381	-	-
Proceeds from junior subordinated notes issued to capital trusts	-	-	52,500
Principal paid on junior subordinated notes issued to capital trusts	-	-	(71,800)
Net cash provided by (used in) financing activities	216,434	176,179	(116,342)

Net increase (decrease) in cash	(18,578)	129,702	29,476
Cash:
Beginning of year	161,479	31,777	2,301

End of year	$ 142,901	$ 161,479	$ 31,777

Note 23.       Common and Preferred Stock

The Series A Preferred Stock was issued as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program of the United States Department of the Treasury (“Treasury”).  The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Concurrent with issuing the Series A Preferred Stock, the Company issued to the Treasury a ten year warrant (the “Warrant”) to purchase 1,012,048 shares (subsequently reduced to 506,024 shares, as described below) of the Company’s Common Stock at an exercise price of $29.05 per share.

The Company may redeem the Series A Preferred Stock at any time by repaying Treasury, without penalty, subject to Treasury’s consultation with the Company’s appropriate regulatory agency.  Additionally, upon redemption of the Series A Preferred Stock, the Warrant may be repurchased from the Treasury at its fair market value as agreed-upon by the Company and the Treasury.

10-K Index

Part II - Item 8 Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 17, 2009, the Company completed a public offering of its common stock by issuing 12,578,125 shares of common stock for aggregate gross proceeds of $201.3 million.  The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were approximately $190.9 million.  With the proceeds from this offering and the proceeds received by the Company from issuances pursuant to its Dividend Reinvestment and Stock Purchase Plan, the Company has received aggregate gross proceeds from “Qualified Equity Offerings” in excess of the $196.0 million aggregate liquidation preference amount of the Series A Preferred Stock.  As a result, the number of shares of the Company’s common stock underlying the Warrant has been reduced by 50%, from 1,012,048 shares to 506,024 shares.

The securities purchase agreement between the Company and Treasury provides that prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by the Company or transferred by Treasury to third parties, the Company may not, without the consent of Treasury, (a) pay a cash dividend on the Company’s common stock of more than $0.18 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of the Company’s common stock or preferred stock, other than the Series A Preferred Stock, or trust preferred securities.  In addition, under the terms of the Series A Preferred Stock, the Company may not pay dividends on its common stock unless it is current in its dividend payments on the Series A Preferred Stock.

10-K Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

a)           Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2009 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

c) Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2009, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.  The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance.  The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

10-K Index

Code of Ethics.  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors.  A copy of our code of ethics is available on our Internet website address, www.mbfinancial.com.

Item 11.  Executive Compensation

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

        The following table sets forth information as of December 31, 2009 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, warrants and rights (1)	Weighted Average Exercise Price of Outstanding Options, warrants and rights (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the first column) (2)

Equity compensation plans approved by stockholders........................................................................	3,197,721	$ 28.95	806,353

Equity compenstion plans not approved by stockholders...................................................................	N/A	N/A	N/A

Total...............................................................................................................................................................	3,197,721	$ 28.95	806,353

(1)
Includes 21,158 shares underlying stock options that we assumed in the First SecurityFed acquisition, and 106,614 shares underlying stock options, and 6,621 shares underlying director stock units that we assumed in the FOBB acquisition.  Since the restricted stock units and the director stock units do not have an exercise price and are settled only for shares of our common stock on a one-for-one basis, these units are not relevant for purposes of computing the weighted average exercise price.

(2)
Includes 447,812 shares remaining available for future issuance under our Amended and Restated  Omnibus Incentive Plan which could be utilized for awards to plan participants in the form of restricted stock, restricted stock units, performance shares, performance units or other stock-based awards.

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

Item 13.  Certain Relationships, Related Transactions and Director Independence

       The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

10-K Index

Item 14.  Principal Accountant Fees and Services

       The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2010 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

10-K Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

By:      /s/MITCHELL FEIGER
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 4, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/Mitchell Feiger	Director, President and Chief Executive Officer
Mitchell Feiger	(Principal Executive Officer), March 4, 2010

/s/Jill E. York	Vice President and Chief Financial Officer
Jill E. York	(Principal Financial Officer and Principal Accounting Officer), March 4, 2010

/s/Thomas H. Harvey*	Director	) March 4, 2010
Thomas H. Harvey

/s/David P. Bolger*	Director	) March 4, 2010
David P. Bolger

/s/Robert S. Engleman, Jr.*	Director	) March 4, 2010
Robert S. Engleman, Jr.

/s/Charles J. Gries*	Director	) March 4, 2010
Charles J. Gries

/s/James N. Hallene*	Director	) March 4, 2010
James N. Hallene

/s/Richard J. Holmstrom*	Director	) March 4, 2010
Richard J. Holmstrom

/s/Karen J. May*	Director	) March 4, 2010
Karen J. May

/s/Patrick Henry*	Director	) March 4, 2010
Patrick Henry

/s/Ronald D. Santo*	Director	) March 4, 2010
Ronald D. Santo

*By: /s/Mitchell Feiger	Attorney-in-Fact	)

10-K Index

EXHIBIT INDEX
Exhibit Number	Description
2.1

Amended and Restated Agreement and Plan of Merger, dated as of April 19, 2001, by and among the Registrant, MB Financial, Inc., a Delaware corporation (“Old MB Financial”) and MidCity Financial (incorporated herein by reference to Appendix A to the joint proxy statement-prospectus filed by the Registrant pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission (the “Commission”) on October 9, 2001)

2.2

Agreement and Plan of Merger, dated as of November 1, 2002, by and among the Registrant, MB Financial Acquisition Corp II and South Holland Bancorp, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report Form 8-K filed on November 5, 2002 (File No. 0-24566-01))

2.3

Agreement and Plan of Merger, dated as of January 9, 2004, by and among the Registrant and First SecurityFed Financial, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 14, 2004 (File No.0-24566-01))

2.4

Agreement and Plan of Merger, dated as of May 1, 2006, by and among the Registrant, MBFI Acquisition Corp. and First Oak Brook Bancshares, Inc. (“First Oak Brook”)(incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2006 (File No.0-24566-01))

2.5

Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Corus Bank, National Association, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of September 11, 2009 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2010 (File No.0-24566-01))

3.1	Charter of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 0-24566-01))
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

4.2	Certificate of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. One to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

10-K Index

EXHIBIT INDEX
Exhibit Number	Description
4.3

Warrant to purchase shares of the Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 (File No.0-24566-01))

10.1

Letter Agreement, dated as of December 5, 2008, between the Registrant and the United States Department of the Treasury  (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 (File No.0-24566-01))

10.2

Amended and Restated Employment Agreement between the Registrant and Mitchell Feiger (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.3

Employment Agreement between MB Financial Bank, N.A. and Burton J. Field (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0-24566-01))

10.4

Form of Change and Control Severance Agreement between MB Financial Bank, National Association and each of Thomas Panos, and Jill E. York (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.4B

Form of Change and Control Severance Agreement between MB Financial Bank, National Association and each of Burton Field, Larry J. Kallembach, Brian Wildman, Rosemarie Bouman and Susan Peterson (incorporated herein by reference to Exhibit 10.4B to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.5

Form of Letter Agreement dated December 4, 2008 between MB Financial, Inc. and each of Mitchell Feiger, Thomas Panos, Jill E. York,  Thomas P. Fitzgibbon, Jr., Burton Field, Larry J. Kallembach, Brian Wildman, Rosemarie Bouman, and Susan Peterson relating to the TARP Capital Purchase Program (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.5A

Form of Compensation Amendment and Waiver Agreement under the TARP Capital Purchase Program dated July 2009 between MB Financial, Inc. and certain employees (incorporated herein by reference to Exhibit 10.5A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 0-24566-01))

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

10-K Index

EXHIBIT INDEX
Exhibit Number	Description
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

10.11	Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Mitchell Feiger*
10.12	Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 24, 2009, between MB Financial, Inc. and Jill E. York*
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

10-K Index

EXHIBIT INDEX
Exhibit Number	Description
10.15

Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Burton J. Field, Thomas D. Panos, Jill E. York, Larry J. Kallembach, Brian Wildman, and Susan Peterson (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.15A

Tax Gross Up Agreement between the Registrant and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.15A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.16

Form of Incentive Stock Option Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.17

Form of Non-Qualified Stock Option Agreement for Directors under the Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.18

Form of Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.18A

Amendment to Form of Incentive Stock Option Agreement and Form of Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.18A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.18B

Form of Performance-Based Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.18B to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 0-24566-01))

10.18C

Form of Restricted Stock Agreement for grants on December 2, 2009 to Mitchell Feiger, Jill E. York and Burton J. Field (incorporated herein by reference to Exhibit 10.18C to the Registrant’s Current Report on Form 8-K filed on December 7, 2009 (File No. 0-24566-01))

10.19

Form of Restricted Stock Agreement for Directors under the Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.20

First Oak Brook Bancshares, Inc. Incentive Compensation Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook on March 30, 2004 (File No. 0-14468))

10-K Index

EXHIBIT INDEX
Exhibit Number	Description
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

10-K Index

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

21	Subsidiaries of the Registrant*
23	Consent of McGladrey & Pullen*
24	Power of Attorney*
31.1	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Executive Officer)*
31.2	Rule 13a – 14(a)/15d – 14(a) Certification (Chief Financial Officer)*
32	Section 1350 Certifications*
99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended, and 31 C.F.R. Section 30.15*
99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended, and 31 C.F.R. Section 30.15*

* Filed herewith

10-K Index