Form 10-Q
period 2010-03-31
MB FINANCIAL INC     /MD
filed 2010-05-07
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes   ☐                      No   ☒

There were outstanding 52,951,278 shares of the registrant’s common stock as of May 7, 2010.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2010

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009
(Amounts in thousands, except common share data)                                      (Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$ 113,664	$ 136,763
Interest bearing deposits with banks	430,366	265,257
Total cash and cash equivalents	544,030	402,020
Investment securities:
Securities available for sale, at fair value	2,150,491	2,843,233
Non-marketable securities - FHLB and FRB stock	70,361	70,361
Total investment securities	2,220,852	2,913,594

Loans:
Total loans, excluding covered loans	6,259,805	6,350,951
Covered loans	155,051	173,596
Total loans	6,414,856	6,524,547
Less: allowance for loan losses	177,787	177,072
Net Loans	6,237,069	6,347,475
Lease investment, net	138,929	144,966
Premises and equipment, net	181,394	179,641
Cash surrender value of life insurance	122,618	121,946
Goodwill, net	387,069	387,069
Other intangibles, net	36,198	37,708
Other real estate owned	41,589	36,711
Other real estate owned related to FDIC transactions	24,927	18,759
FDIC indemnification asset	29,332	42,212
Other assets	221,233	233,292
Total assets	$ 10,185,240	$ 10,865,393
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$ 1,424,746	$ 1,552,185
Interest bearing	6,630,433	7,131,091
Total deposits	8,055,179	8,683,276
Short-term borrowings	263,663	323,917
Long-term borrowings	320,090	331,349
Junior subordinated notes issued to capital trusts	158,641	158,677
Accrued expenses and other liabilities	95,189	116,994
Total liabilities	8,892,762	9,614,213
STOCKHOLDERS' EQUITY
Preferred stock, ($0.01 par value, authorized 1,000,000 shares at March 31, 2010 and
December 31, 2009; series A, 5% cumulative perpetual, 196,000 shares issued and
outstanding at March 31, 2010 and December 31, 2009, $1,000 liquidation value)	193,665	193,522
Common stock, ($0.01 par value; authorized 70,000,000 shares at March 31, 2010 and
December 31, 2009; issued 52,839,621 shares at March 31, 2010 and 51,109,944
at December 31, 2009)	527	511
Additional paid-in capital	689,353	656,595
Retained earnings	392,931	395,170
Accumulated other comprehensive income	15,874	5,546
Less: 136,262 and 133,903 shares of Treasury stock, at cost, at
March 31, 2010 and December 31, 2009	(2,423)	(2,715)
Controlling interest stockholders' equity	1,289,927	1,248,629
Noncontrolling interest	2,551	2,551
Total stockholders' equity	1,292,478	1,251,180
Total liabilities and stockholders' equity	$ 10,185,240	$ 10,865,393

See accompanying Notes to Consolidated Financial Statements

10-Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except common share data) (Unaudited)
	Three months ended
	March 31,	March 31,
	2010	2009
Interest income:
Loans	$ 82,387	$ 81,494
Investment securities:
Taxable	19,966	10,316
Nontaxable	3,428	3,875
Federal funds sold	2	-
Other interest bearing accounts	91	130
Total interest income	105,874	95,815
Interest expense:
Deposits	21,372	33,579
Short-term borrowings	345	1,546
Long-term borrowings and junior subordinated notes	3,339	4,662
Total interest expense	25,056	39,787
Net interest income	80,818	56,028
Provision for loan losses	47,200	89,700
Net interest income after provision for loan losses	33,618	(33,672)
Other income:
Loan service fees	1,284	1,843
Deposit service fees	8,848	6,399
Lease financing, net	4,620	4,319
Brokerage fees income	1,245	1,078
Asset management and trust fees	3,335	2,815
Net gain on sale of investment securities	6,866	9,694
Increase in cash surrender value of life insurance	671	456
Net gain on sale of other assets	11	1
Other operating income	(162)	1,797
Total other income	26,718	28,402
Other expense:
Salaries and employee benefits	33,422	26,879
Occupancy and equipment expense	9,179	7,682
Computer services expense	2,528	2,287
Advertising and marketing expense	1,633	1,314
Professional and legal expense	1,078	969
Brokerage fee expense	462	393
Telecommunication expense	908	750
Other intangibles amortization expense	1,510	878
FDIC insurance premiums	3,964	2,668
Other operating expenses	7,228	5,192
Total other expense	61,912	49,012
Loss before income taxes	(1,576)	(54,282)
Income tax benefit	(2,523)	(26,025)
Income (loss) from continuing operations	$ 947	$ (28,257)
Income from discontinued operations, net of tax	-	152
Net income (loss)	947	(28,105)
Preferred stock dividends and discount accretion	2,593	2,531
Net loss available to common stockholders	$ (1,646)	$ (30,636)

10-Q Index

	Three Months Ended
	March 31,	March 31,
	2010	2009
Common share data:
Basic earnings (loss) per common share from continuing operations	$ 0.02	$ (0.81)
Basic earnings per common share from discontinued operations	-	-
Impact of preferred stock dividends on basic earnings (loss) per common share	(0.05)	(0.07)
Basic loss per common share	(0.03)	(0.88)
Diluted earnings (loss) per common share from continuing operations	0.02	(0.81)
Diluted earnings per common share from discontinued operations	-	-
Impact of preferred stock dividends on diluted earnings (loss) per common share	(0.05)	(0.07)
Diluted loss per common share	(0.03)	(0.88)

Weighted average common shares outstanding	51,264,727	34,914,012
Diluted weighted average common shares outstanding	51,264,727	34,914,012

See Accompanying Notes to Consolidated Financial Statements.

10-Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)
	Three months ended
	March 31,	March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss) from continuing operations	$ 947	$ (28,105)
Net income from discontinued operations	-	(152)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation on premises and equipment	2,877	2,947
Depreciation on leased equipment	10,235	9,135
Compensation expense for restricted stock awards	649	536
Compensation expense for stock option grants	515	659
Loss on sales of premises and equipment and leased equipment	292	116
Amortization of other intangibles	1,510	878
Provision for loan losses	47,200	89,700
Deferred income tax benefit	(2,145)	(16,070)
Amortization of premiums and discounts on investment securities, net	8,434	1,693
Accretion of premiums and discounts on loans, net	(247)	(411)
Net gain on sale of investment securities available for sale	(6,866)	(9,694)
Proceeds from sale of loans held for sale	9,886	27,085
Origination of loans held for sale	(9,747)	(26,816)
Net gains on sale of loans held for sale	(139)	(269)
Increase in cash surrender value of life insurance	(671)	(456)
Decrease in other assets, net	1,587	1,906
Decrease in other liabilities, net	(28,531)	(35,604)
Net cash provided by operating activities	35,786	17,078
Cash Flows From Investing Activities:
Proceeds from sales of investment securities	593,126	223,563
Proceeds from maturities and calls of investment securities	117,627	68,555
Purchase of investment securities	(2,659)	(58,864)
Net decrease (increase) in loans	76,334	(159,115)
Purchases of premises and equipment	(5,062)	(2,416)
Purchases of leased equipment	(4,678)	(2,690)
Proceeds from sales of premises and equipment	420	-
Proceeds from sales of leased equipment	441	885
Principal paid on lease investments	(242)	(62)
Net cash proceeds received in FDIC-assisted acquisitions	-	36,604
Net cash provided by investing activities	775,307	106,460
Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(626,525)	184,600
Net decrease in short-term borrowings	(60,254)	(14,121)
Proceeds from long-term borrowings	344	2,083
Principal paid on long-term borrowings	(11,603)	(111,302)
Issuance of common stock	31,955	-
Treasury stock transactions, net	(90)	4,722
Stock options exercised	26	102
Excess tax benefits from share-based payment arrangements	29	44
Dividends paid on preferred stock	(2,450)	(2,449)
Dividends paid on common stock	(515)	(4,207)
Net cash (used in) provided by financing activities	(669,083)	59,472
Cash flows from discontinued operations
Net cash provided by operating activities of discontinued operations	-	152
Net cash provided by investing activities of discontinued operations	-	-
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by discontinued operations	-	152

Net increase in cash and cash equivalents	$ 142,010	$ 183,162
Cash and cash equivalents:
Beginning of period	402,020	341,658
End of period	$ 544,030	$ 524,820

(continued)

10-Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in thousands)
	Three Months Ended
	March 31,	March 31,
	2010	2009

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$ 27,791	$ 42,487
Income tax refunds, net	9,839	400

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$ 10,438	$ 273
Loans transferred to repossessed vehicles	455	378
Loans transferred to loans held for sale	-	18,406

Supplemental Schedule of Noncash Investing Activities From Acquisitions:

Noncash assets acquired:
Investment securities available for sale	$ -	$ 18,362
Loans, net of discount	-	92,467
Other real estate owned	-	1,197
Other intangibles, net	-	2,095
FDIC indemnification asset	-	65,565
Other assets	-	921
Total noncash assets acquired	$ -	$ 180,607

Liabilities assumed:
Deposits	$ -	$ 216,537
Accrued expenses and other liabilities	-	674
Total liabilities assumed	$ -	$ 217,211

Net noncash assets acquired	$ -	$ (36,604)

Cash and cash equivalents acquired	$ -	$ 36,604

See Accompanying Notes to Consolidated Financial Statements.

10-Q Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and 2009
(Unaudited)

NOTE 1.                      BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited interim financial statements have been prepared in conformity with U.S. GAAP and industry practice.  Certain information in footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements filed on Form 10-K.

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

Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net loss or stockholders’ equity.

NOTE 2.                      BUSINESS COMBINATIONS

The following business combinations were accounted for under the purchase method of accounting.  Accordingly, the results of operations of the acquired companies have been included in the Company’s results of operations since the date of acquisition.  Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values, net of applicable income tax effects.  The excess cost over fair value of net assets acquired is recorded as goodwill.  When the fair value of net assets acquired exceeds the cost, the Company will record a gain on the acquisition.

During 2009, MB Financial Bank acquired certain assets and assumed certain liabilities of Glenwood, Illinois-based Heritage Community Bank (“Heritage”), Oak Forest, Illinois-based InBank, Chicago-based Corus Bank, N.A. (“Corus”), and Aurora, Illinois-based Benchmark Bank (“Benchmark”), in transactions facilitated by the Federal Deposit Insurance Corporation (“FDIC”).  For the Heritage and Benchmark transactions, MB Financial Bank entered into loss-share agreements with the FDIC.  Under the loss-share agreements, MB Financial Bank will share in the losses on assets (loans and other real estate owned) covered under the agreement (referred to as “covered loans” and “covered other real estate owned”).  See Note 2 of the notes to our December 31, 2009 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2009 for additional information.

The fair values for Benchmark, InBank and Corus are preliminary for loans, other real estate owned, other intangibles, and, in the case of Benchmark, the FDIC indemnification asset, as the Company continues to analyze the portfolios and the underlying risks and collateral values of the assets.  Purchase accounting for the Heritage transaction is complete.  There were no significant fair value adjustments during the quarter ended March 31, 2010.

NOTE 3.                      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss), as well as the change in net unrealized gain (loss) on investment securities available for sale arising during the periods, net of tax.

10-Q Index

The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009

Income (loss) from continuing operations	$ 947	$ (28,257)
Income from discontinued operations, net of tax	-	152
Net income (loss)	$ 947	$ (28,105)
Unrealized holding gains on investment securities, net of tax	14,515	847
Reclassification adjustments for gains included in net income (loss), net of tax	(4,188)	(6,301)
Other comprehensive income (loss), net of tax	10,327	(5,454)
Comprehensive income (loss)	$ 11,274	$ (33,559)

NOTE 4.                      EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is computed using the two-class method.  Basic earnings (loss) per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units have been issued.  Non-vested restricted stock awards and restricted stock units are considered participating securities to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock.  Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Due to the net loss available to common shareholders for the three months ended March 31, 2010 and 2009, all of the dilutive stock based awards are considered anti-dilutive and not included in the computation of diluted earnings (loss) per share.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share (amounts in thousands, except common share data).

	Three Months Ended
	March 31,
	2010	2009
Distributed earnings allocated to common stock	$ 513	$ 4,181
Undistributed earnings (loss) allocated to common stock	431	(32,252)
Net earnings (loss) from continuing operations allocated to common stock	944	(28,071)
Net earnings from discontinued operations allocated to common stock	-	152
Less: Preferred stock dividends and discount accretion	2,593	2,531
Net loss allocated to common stock	(1,649)	(30,450)
Net earnings (loss) allocated to participating securities	3	(186)
Net loss allocated to common stock and participating securities	$ (1,646)	$ (30,636)

Weighted average shares outstanding for basic earnings per common share	51,264,727	34,914,012
Dilutive effect of stock compensation	-	-
Weighted average shares outstanding for diluted earnings per common share	51,264,727	34,914,012

Basic earnings (loss) per common share from continuing operations	$ 0.02	$ (0.81)
Basic earnings per common share from discontinued operations	-	0.00
Impact of preferred stock dividends on basic earnings (loss) per common share	(0.05)	(0.07)
Basic loss per common share	(0.03)	(0.88)

Diluted earnings (loss) per common share from continuing operations	0.02	(0.81)
Diluted earnings per common share from discontinued operations	-	0.00
Impact of preferred stock dividends on diluted earnings (loss) per common share	(0.05)	(0.07)
Diluted loss per common share	(0.03)	(0.88)

10-Q Index

NOTE 5.     INVESTMENT SECURITIES

Carrying amounts and fair values of investment securities available for sale are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for sale	Cost	Gains	Losses	Value

March 31, 2010:
U.S. Government sponsored agencies and enterprises	$ 54,672	$ 1,044	$ -	$ 55,716
States and political subdivisions	362,453	13,893	(823)	375,523
Residential mortgage-backed securities	1,696,669	16,029	(4,186)	1,708,512
Corporate bonds	6,356	-	-	6,356
Equity securities	4,318	69	(3)	4,384
Totals	$ 2,124,468	$ 31,035	$ (5,012)	$ 2,150,491

December 31, 2009:
U.S. Government sponsored agencies and enterprises	$ 69,120	$ 1,122	$ (3)	$ 70,239
States and political subdivisions	366,845	14,369	(980)	380,234
Residential mortgage-backed securities	2,382,495	12,595	(18,039)	2,377,051
Corporate bonds	11,400	-	(5)	11,395
Equity securities	4,280	34	-	4,314
Totals	$ 2,834,140	$ 28,120	$ (19,027)	$ 2,843,233

Mortgage-backed securities decreased mostly as a result of securities sales, proceeds of which were used to fund higher rate CD run-off.

Unrealized losses on investment securities available for sale and the fair value of the related securities at March 31, 2010 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$ 28,797	$ (479)	$ 6,784	$ (344)	$ 35,581	$ (823)
Residential mortgage-backed securities	548,908	(4,178)	552	(8)	549,460	(4,186)
Equity securities	37	(3)	-	-	37	(3)
Totals	$ 577,742	$ (4,660)	$ 7,336	$ (352)	$ 585,078	$ (5,012)

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2010 was 125.Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

As of March 31, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields at which the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to credit quality. Accordingly, as of March 31, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

10-Q Index

Realized net gains on the sale of investment securities available for sale are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Realized gains	$ 7,284	$ 9,743
Realized losses	(418)	(49)
Net gains	$ 6,866	$ 9,694

The amortized cost and fair value of investment securities available for sale as of March 31, 2010 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value

Due in one year or less	$ 43,626	$ 44,066
Due after one year through five years	76,984	80,994
Due after five years through ten years	253,616	262,500
Due after ten years	49,255	50,035
Equity securities	4,318	4,384
Mortgage-backed securities	1,696,669	1,708,512
Totals	$ 2,124,468	$ 2,150,491

NOTE 6.                      LOANS

Information about non-homogenous impaired loans as of March 31, 2010 and December 31, 2009 is as follows (in thousands):

	March 31,	December 31,
	2010	2009

Impaired loans for which there were specific related allowance for loan losses	$ 302,195	$ 251,623

Related allowance for loan losses	$ 55,356	$ 45,966

10-Q Index

A reconciliation of the activity in the allowance for loan losses follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Balance at the beginning of period	$ 177,072	$ 144,001
Provision for loan losses	47,200	89,700
Charge-offs:
Commercial loans	(7,363)	(10,548)
Commercial loans collateralized by assignment of lease payments (lease loans)	(333)	(3,420)
Commercial real estate loans	(12,201)	(24,190)
Construction real estate	(25,285)	(14,697)
Residential real estate	(459)	(178)
Indirect vehicle	(1,117)	(1,065)
Home equity	(628)	(604)
Consumer loans	(525)	(155)
Total charge-offs	(47,911)	(54,857)
Recoveries:
Commercial loans	724	31
Commercial loans collateralized by assignment of lease payments (lease loans)	-	-
Commercial real estate loans	186	18
Construction real estate	113	250
Residential real estate	41	3
Indirect vehicle	301	111
Home equity	59	11
Consumer loans	2	5
Total recoveries	1,426	429

Total net charge-offs	(46,485)	(54,428)

Balance	$ 177,787	$ 179,273

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – First Quarter Results” in Item II below for further discussion of our provision for loan losses and charge-offs.

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

The preliminary fair value of purchased credit-impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of the loan collateral.  The fair value of loans that were not credit-impaired was determined based on preliminary estimates of losses on defaults.  Due to the loss-sharing agreements with the FDIC for the Heritage and Benchmark transactions, the Bank recorded receivables from the FDIC equal to the corresponding reimbursement percentages on the estimated losses embedded in the loan portfolios.

10-Q Index

The carrying amount of covered loans at March 31, 2010, consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table (in thousands):

	Heritage		Benchmark
	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Commercial related loans	$ 30,186	$ 16,242	$ 23,803	$ 35,862	$ 106,093
Other loans	2,628	35,665	539	10,126	48,958
Total covered loans	$ 32,814	$ 51,907	$ 24,342	$ 45,988	$ 155,051

Estimated reimbursable amounts from the
FDIC under the loss-share agreement	$ 5,872	$ 4,100	$ 15,242	$ 4,118	$ 29,332

Estimated reimbursable amounts from the FDIC related to purchased credit-impaired loans has decreased by more than $30 million since inception of the loss-share arrangement, as losses have been reimbursed by the FDIC.  The reimbursable amount allocated to purchased non-credit-impaired loans is a result of the uncertainty of collections on loans currently performing.

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

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the three months ended March 31, 2010 or 2009.  Goodwill is tested for impairment at the reporting unit level.  A reporting unit is a majority owned subsidiary of the Company for which discrete financial information is available and regularly reviewed by management.

The following table presents the changes in the carrying amount of goodwill during the three months ended March 31, 2010 and the year ended December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009
Balance at the beginning of the period	$ 387,069	$ 387,069
Goodwill from business combinations	-	-
Balance at the end of period	$ 387,069	$ 387,069

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had, as of March 31, 2010, a remaining weighted average amortization period of approximately five years.

10-Q Index

The following table presents the changes during the three months ended March 31, 2010 in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of March 31, 2010 (in thousands):

March 31,
2010
Balance at beginning of period	$ 37,708
Amortization expense	(1,510)
Other intangibles from business combinations	-
Balance at end of period	$ 36,198

Gross carrying amount	$ 67,895
Accumulated amortization	(31,697)
Net book value	$ 36,198

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2010	$ 4,523
2011	5,212
2012	4,589
2013	4,152
2014	3,245
Thereafter	14,477
$ 36,198

NOTE 8.                      NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASC Topic 310, “Receivables.” New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The new authoritative guidance does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  The new authoritative accounting guidance under ASC Topic 310 will be effective in the first interim or annual period ending on or after July 15, 2010. Upon initial adoption of the authoritative guidance, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  Management is currently evaluating the new authoritative guidance under ASC Topic 310 and its potential effect on the Company’s financial statements.

ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements.  The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2010, and did not have an impact on the Company’s financial statements.

ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amended prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets.  The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets.  The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The new authoritative accounting guidance under ASC Topic 860 became effective for the Company on January 1, 2010, and did not have a significant impact on the Company’s financial statements.

10-Q Index

ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” amends prior accounting guidance to amend and expand disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The new authoritative accounting guidance under ASC Topic 860 became effective for the Company on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The new required disclosures are included in Note 16 – Fair Value Measurements.

NOTE 9.                      STOCK-BASED COMPENSATION

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

Three Months Ended
	March 31,	March 31,
	2010	2009

Total cost of share-based payment plans during the period	$ 1,242	$ 1,249

Amount of related income tax benefit recognized in income	$ 477	$ 477

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In April 2007, the Omnibus Plan was modified to add 2,250,000 authorized shares for a total of 6,000,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Grants under the Omnibus Plan can be in the form of options intended to be incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash awards.  As of March 31, 2010, there were 782,148 shares available for grant.

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

During 2006, in connection with the acquisition of First Oakbrook Bancshares (FOBB), the Company assumed 251,312 FOBB stock options.  The options assumed and any options that subsequently expired do not affect the total number of shares available for grant under the Omnibus Plan.  During the three months ended March 31, 2010, 2,481 FOBB options were exercised.  As of March 31, 2010, 104,133 FOBB options remained outstanding.

10-Q Index

The following table provides additional information about options outstanding for the three months ended March 31, 2010:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(In millions)

Options outstanding as of December 31, 2009	3,197,721	$ 28.95
Granted	4,722	$ 22.53
Exercised	(2,481)	$ 10.40
Expired or cancelled	(225)	$ 20.00
Forfeited	-	$ -
Options outstanding as of March 31, 2010	3,199,737	$ 28.96	5.42	$ 3.1

Options exercisable as of March 31, 2010	1,512,282	$ 28.90	2.90	$ 2.0

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

The following assumptions were used for options granted during the three month period ended March 31, 2010:

March 31,
2010
Expected volatility	48.26%
Risk free interest rate	2.20%
Dividend yield	1.00%
Expected life	4 years

Weighted average fair value per option of options granted during the period	$ 8.35

The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $29 thousand and $44 thousand, respectively.

The following is a summary of changes in nonvested shares of restricted stock and nonvested restricted stock units for the three months ended March 31, 2010:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Shares Outstanding at December 31, 2009	526,646	$ 16.19
Granted	15,880	21.29
Vested	(25,054)	23.78
Cancelled	-	-
Shares Outstanding at March 31, 2010	517,472	$ 15.98

Effective January 1, 2010, the Company began issuing shares of common stock under the Omnibus Plan as Salary Stock, classified as other stock based awards, to certain executive officers.  This stock is fully vested as of the grant date and the related expense is included in salaries and employee benefits on the Consolidated Statements of Operations.  Salary Stock holders have all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends that may be paid thereon.  As a condition of receiving the Salary Stock, the holders entered into agreements with the Company providing that they may not sell or otherwise transfer the shares of Salary Stock for two years, except in the event of disability or death.  During the three months ended March 31, 2010, the Company issued 3,828 shares of Salary Stock at a weighted average issuance price of $21.17.

10-Q Index

As of March 31, 2010, there was $7.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At March 31, 2010, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was two years.

NOTE 10.                      DEPOSITS

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	March 31,		December 31,
	2010		2009
	Amount	Percent	Amount	Percent

Demand deposit accounts, noninterest bearing	$ 1,424,746	18%	$ 1,552,185	18%
NOW and money market accounts	2,716,339	34%	2,775,468	32%
Savings accounts	589,485	7%	583,783	7%
Certificates of deposit	2,737,779	34%	3,153,309	36%
Public funds deposit accounts	94,084	1%	90,219	1%
Brokered deposit accounts	492,746	6%	528,312	6%
Total	$ 8,055,179	100%	$ 8,683,276	100%

NOTE 11.                      SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31,		December 31,
	2010		2009
	Weighted Average	Amount	Weighted Average	Amount
	Cost		Cost
Customer repurchase agreements	0.41%	$ 263,663	0.50%	$ 223,917
Federal Home Loan Bank advances	-	-	3.35%	100,000
	0.41%	$ 263,663	1.38%	$ 323,917

Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling assets to another party under a simultaneous agreement to repurchase the same assets at a specified price and date.  The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements.  All securities sold under agreements to repurchase are recorded on the face of the balance sheet.

The Company did not have any outstanding Federal Home Loan Bank advances with maturity dates less than one year as of March 31, 2010.  There was $100.0 million in fixed rate advances outstanding as of December 31, 2009.

NOTE 12.                      LONG-TERM BORROWINGS

The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $211.1 million and $219.9 million at March 31, 2010 and December 31, 2009, respectively.  As of March 31, 2010, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.26% to 5.87%.  At March 31, 2010, the advances had maturities ranging from June 2011 to April 2035.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  The Company may also pledge certain investment securities as collateral for advances based on market value.  As of March 31, 2010 and December 31, 2009, the Company had $456.1 million and $464.8 million, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances.  Additionally, as of March 31, 2010 and December 31, 2009, the Company had $37.9 million and $38.2 million, respectively, of investment securities pledged as collateral for long-term advances from the Federal Home Loan Bank.

10-Q Index

The Company had notes payable to banks totaling $18.2 million and $20.7 million at March 31, 2010 and December 31, 2009, respectively, which as of March 31, 2010, were accruing interest at rates ranging from 3.90% to 10.00%.  Lease investments includes equipment with an amortized cost of $25.5 million and $27.8 million at March 31, 2010 and December 31, 2009, respectively, that is pledged as collateral on these notes.

The Company had a $40 million ten-year structured repurchase agreement which is non-putable until 2011 as of March 31, 2010, with an interest rate paid by the Company that floats at 3-month LIBOR less 37 basis points, repricing quarterly.  The counterparty to the repurchase agreement has a one-time put option in 2011.  If the option is not exercised, the repurchase agreement converts to a fixed rate borrowing at 4.75% for the remaining term, which would expire in 2016.

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

10-Q Index

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2010 (in thousands):

	Coal City	MB Financial	MB Financial (4)	MB Financial (4)
	Capital Trust I	Capital Trust II	Capital Trust III	Capital Trust IV
Junior Subordinated Notes:
Principal balance	$ 25,774	$ 36,083	$ 10,310	$ 20,619
Annual interest rate	3-mo LIBOR +1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	September 15, 2010	September 23, 2011	September 15, 2011

Trust Preferred Securities:
Face Value	$ 25,000	$ 35,000	$ 10,000	$ 20,000
Annual distribution rate	3-mo LIBOR +1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly
	MB Financial (4)	MB Financial	FOBB (2) (3)	FOBB (2)
	Capital Trust V	Capital Trust VI	Capital Trust I	Capital Trust III
Junior Subordinated Notes:
Principal balance	$ 30,928	$ 23,196	$ 6,186	$ 5,155
Annual interest rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	10.60%	3-mo LIBOR +2.80%
Stated maturity date	December 15, 2037	October 30, 2037	September 7, 2030	January 23, 2034
Call date	December 15, 2012	October 30, 2012	September 7, 2010	January 23, 2009

Trust Preferred Securities:
Face Value	$ 30,000	$ 22,500	$ 6,000	$ 5,000
Annual distribution rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	10.60%	3-mo LIBOR +2.80%
Issuance date	September 2007	October 2007	September 2000	December 2003
Distribution dates (1)	Quarterly	Quarterly	Semi-annual	Quarterly

(1)	All distributions are cumulative and paid in cash.
(2)	Amount does not include purchase accounting adjustments totaling a premium of $390 thousand associated with FOBB Capital Trust I and III.
(3)	Callable at a premium through 2020.
(4)	Callable at a premium through 2011.

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

Under the terms of the securities purchase agreement between the Company and the U.S. Treasury pursuant to which the Company issued its Series A Preferred Stock as part to the TARP Capital Purchase Program, prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by the Company or transferred by Treasury to third parties, the Company may not redeem its trust preferred securities (or the related junior subordinated notes), without the consent of Treasury.  See Note 17 below.

NOTE 14.                      DERIVATIVE FINANCIAL INSTRUMENTS

ASC Topic 815 requires the Company to designate each derivative contract at inception as either a fair value hedge or a cash flow hedge.  Currently, the Company has only fair value hedges in the portfolio.  For fair value hedges, interest rate swaps are structured so that all of the critical terms of the hedged items match the terms of the appropriate leg of the interest rate swaps at inception of the hedging relationship.  The Company tests hedge effectiveness on a quarterly basis for all fair value hedges.  For prospective and retrospective hedge effectiveness, we use the dollar offset approach.  In periodically assessing retrospectively the effectiveness of a fair value hedge in having achieved offsetting changes in fair values under a dollar-offset approach, the Company uses a cumulative approach on individual fair value hedges.

10-Q Index

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps with aggregate notional amounts of $10.0 million at March 31, 2010.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income and other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives, including foreign currency forward contracts, to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.  The notional amounts and fair values of open foreign currency forward contracts were not significant at March 31, 2010 and December 31, 2009.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable for March 31, 2010 was approximately $32 thousand and the net amount receivable for December 31, 2009 was approximately $92 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At March 31, 2010, the Company's credit exposure relating to interest rate swaps was not significant.

The Company’s derivative financial instruments are summarized below as of March 31, 2010 and December 31, 2009 (dollars in thousands):

		March 31, 2010					December 31, 2009
				Weighted Average
	Balance Sheet	Notional	Estimated	Years to	Receive	Pay	Notional	Estimated
	Location	Amount	Fair Value	Maturity	Rate	Rate	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	Other liabilities	$ 9,956	$ 638	3.3	2.35%	6.23%	$ 10,112	$ 581

Non-hedging derivative instruments (2)
Pay fixed/receive variable swaps	Other liabilities	239,854	(12,824)	6.1	2.19%	5.87%	255,643	(12,673)
Pay variable/receive fixed swaps	Other assets	239,854	12,824	6.1	5.87%	2.19%	265,643	12,752
Total portfolio swaps		$ 489,664	$ 638	6.1	4.08%	4.08%	$ 531,398	$ 660

(1) Hedged fixed-rate commercial real estate loans
(2) These portfolio swaps are not designated as hedging instruments under ASC.

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows (dollars in thousands):

Location of Gain or (Loss)
	Recognized in Income on	Three Months Ended
	Derivatives	March 31,
		2010	2009

Interest rate swaps	Other income	$ -	$ 47

10-Q Index

Amounts included in the consolidated statements of income related to non-hedging derivative instruments were as follows (dollars in thousands):

Location of Gain or (Loss)
	Recognized in Income on	Three Months Ended
	Derivatives	March 31,
		2010	2009

Interest rate swaps	Other income	$ (79)	$ (8)

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

At March 31, 2010 and December 31, 2009, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contract Amount
	March 31,	December 31,
	2010	2009
Commitments to extend credit:
Home equity lines	$ 336,460	$ 330,856
Other commitments	1,046,567	1,135,137

Letter of credit:
Standby	121,656	136,250
Commercial	1,603	1,233

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer's needs.  As of March 31, 2010, the longest maturity for any standby letter of credit was December 31, 2015.  A fee of at least two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

Of the $122.8 million in letter of credit commitments outstanding at March 31, 2010, approximately $15.7 million of the letters of credit have been issued or renewed since December 31, 2009.

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

10-Q Index

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

As of March 31, 2010, the Company had approximately $28.5 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches and commitments to purchase branch facilities related to our FDIC transactions.

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

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality, the Company's creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.

10-Q Index

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

10-Q Index

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2010
Financial assets
Securities available for sale:
Government sponsored agencies and enterprises	$ 55,716	$ -	$ 55,716	$ -
States and political subdivisions	375,524	-	375,524	-
Residential mortgage-backed securities	1,708,502	-	1,707,017	1,485
Corporate bonds	6,365	-	-	6,365
Equity securities	4,384	4,384	-	-
Assets held in trust for deferred compensation	5,947	5,947	-	-
Derivative financial instruments	12,824	-	12,824	-
Financial liabilities
Other liabilities (1)	5,947	5,947	-	-
Derivative financial instruments	12,186	-	12,186	-

December 31, 2009
Financial assets
Securities available for sale:
Government sponsored agencies and enterprises	$ 70,239	$ -	$ 70,239	$ -
States and political subdivisions	380,234	5,157	375,077	-
Residential mortgage-backed securities	2,377,051	105,828	2,269,691	1,532
Corporate bonds	11,395	-	5,030	6,365
Equity securities	4,314	4,314	-	-
Assets held in trust for deferred compensation	5,785	5,785	-	-
Derivative financial instruments	12,752	-	12,752	-
Financial liabilities
Other liabilities (1)	5,785	5,785	-	-
Derivative financial instruments	12,092	-	12,092	-

(1) Liabilities associated with assets held in trust for deferred compensation

At December 31, 2009, the Company measured $105.8 million of residential mortgage-backed securities using Level 1 inputs.  At March 31, 2010, quoted prices in active markets for these securities were not available, as the December 31, 2009 quoted prices were based on recent Company transactions.  Therefore, these securities were measured using Level 2 inputs at March 31, 2010.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Three Months Ended	Year Ended
(in thousands)	March 31, 2010	December 31, 2009

Balance, beginning of period	$ 7,897	$ 1,630
Transfer into Level 3	-	6,283
Net unrealized losses	-	(16)
Principal payments	(47)	-
Impairment charge	-	-
	$ 7,850	$ 7,897

10-Q Index

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

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired loans, the Company obtains a current independent appraisal of loan collateral.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than 6 months old, the Company further discounts market prices by 10% to 30% and in some cases, up to an additional 50%.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis.  Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include foreclosed assets.

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

Assets measured at fair value on a nonrecurring basis as of March 31, 2010 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Impaired loans	$ 246,839	$ -	$ -	$ 246,839
Foreclosed assets	66,516	-	-	66,516

Assets measured at fair value on a nonrecurring basis as of December 31, 2009 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Impaired loans	$ 205,657	$ -	$ -	$ 205,657
Foreclosed assets	55,470	-	-	55,470
Non-financial long-lived assets	2,656	-	-	2,656

10-Q Index

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

10-Q Index

The estimated fair values of financial instruments are as follows (in thousands):

	March 31,		December 31,
	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$ 113,664	$ 113,664	$ 136,763	$ 136,763
Interest bearing deposits with banks	430,366	430,366	265,257	265,257
Investment securities available for sale	2,150,491	2,150,491	2,843,233	2,843,233
Non-marketable securities - FHLB and FRB stock	70,361	70,361	70,361	70,361
Loans, net	6,237,069	6,150,716	6,347,475	6,242,972
Accrued interest receivable	35,558	35,558	40,492	40,492
Derivative financial instruments	12,824	12,824	12,752	12,752

Financial Liabilities:
Non-interest bearing deposits	$ 1,424,746	$ 1,424,746	$ 1,552,185	$ 1,552,185
Interest bearing deposits	6,630,433	6,677,652	7,131,091	7,011,987
Short-term borrowings	263,663	227,989	323,917	313,209
Long-term borrowings	320,090	329,786	331,349	340,514
Junior subordinated notes issued to capital trusts	158,641	92,835	158,677	92,414
Accrued interest payable	8,916	8,916	11,651	11,651
Derivative financial instruments	12,186	12,186	12,092	12,092

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$ -	$ 1,928	$ -	$ 1,994

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

10-Q Index

During the three months ended March 31, 2010, the Company issued approximately 1.6 million shares of common stock pursuant to the Company’s Dividend Reinvestment and Stock Purchase Plan, which increased capital for the Company by approximately $31.9 million.

NOTE 18.                      SUBSEQUENT EVENTS

On April 23, 2010, MB Financial Bank assumed certain deposits and acquired certain assets of Chicago-based Broadway Bank and New Century Bank in transactions facilitated by the FDIC.  Based on financial data as of February 28, 2010, MB Financial Bank assumed approximately $752 million of deposits ($471 million from New Century Bank and $281 million from Broadway Bank).  Approximately $795 million of Broadway Bank brokered deposits were not assumed.  No deposit premium was paid on the assumed deposits.  Assets were purchased at a discount of 19.6% for Broadway Bank assets and 9.1% for New Century Bank assets, and are subject to loss-sharing agreements with the FDIC under which MB Financial Bank will share in 20% of the losses on approximately $1.3 billion of the assets acquired ($874 million from Broadway Bank and $431 million from New Century Bank).  At the expiration of the loss-sharing agreements, which is expected to occur in ten years, MB Financial Bank may be required to make a payment to the FDIC in one or both transactions if the actual losses on covered assets are less than expected.

In addition, as part of these transactions, MB Financial Bank granted to the FDIC a cash-settled value appreciation instrument totaling 100,000 units.  Each unit mirrors one share of the Company’s common stock.  Upon exercise, the instrument entitles the FDIC to a cash payment from the Bank equal to the difference between the average volume weighted price of the Company’s common stock over the two trading days immediately preceding the exercise date and the exercise price of $23.4315, multiplied by the number of units exercised.  The FDIC exercised the instrument in full on May 3, 2010, resulting in a payment to the FDIC of approximately $190 thousand.

10-Q Index

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of MB Financial, Inc.’s financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.  The words “the Company,” “we,” “our” and “us” refer to MB Financial, Inc. and its wholly owned subsidiaries, unless we indicate otherwise.

Overview

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses.  The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  The provision for loan losses reflects the amount that we believe is adequate to cover potential credit losses in our loan portfolio.  Additionally, our net income is affected by other income and other expenses.  For the three month period under report, other income consisted of loan service fees, deposit service fees, net lease financing income, brokerage fees, asset management and trust fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net gains (losses) on sale of other assets, and other operating income.  Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, FDIC insurance premiums, and other operating expenses.  Our net income also is affected by discontinued operations, which for the periods under report represents the results of operations from our merchant card processing business, which we sold during the third quarter of 2009.  We entered into a revenue sharing agreement with the purchaser of that business to offer merchant card processing services to our bank customers on a going forward basis.  We expect that the impact on our future earnings per share and operating results from the sale of our merchant card processing business, including any income we earn under the revenue sharing agreement, will be immaterial.  Additionally, dividends on preferred shares reduce net income available to common shareholders.

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

The Company had net income of $947 thousand and a net loss available to common shareholders of $1.6 million for the first quarter of 2010, compared to a net loss of $28.1 million and a net loss available to common shareholders of $30.6 million for the first quarter of 2009.  Our 2010 first quarter results generated an annualized return on average assets of 0.04% and an annualized return on average common equity of (0.61%), compared to (1.30%) and (14.01%), respectively, for the same period in 2009.  Fully diluted loss per common share for the first quarter of 2010 was ($0.03) compared to ($0.88) per common share in the 2009 first quarter.

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

Allowance for Loan Losses.  Subject to the use of estimates, assumptions, and judgments in management's evaluation process used to determine the adequacy of the allowance for loan losses, which combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses.  Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.  As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses.  Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management or require that adjustments be made to the allowance for loan losses, based on their judgments about information available to them at the time of their examination.  We believe the allowance for loan losses is adequate and properly recorded in the financial statements.  See "Allowance for Loan Losses" section below for further analysis.

10-Q Index

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At March 31, 2010, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $57.4 million.  See Note 1 and Note 7 of the notes to our December 31, 2009 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2009 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of March 31, 2010, the Company had $389 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of March 31, 2010, the Company had $21 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

During the year ended December 31, 2009, the Company completed four FDIC-assisted transactions.  The Company recorded assets and liabilities at the estimated fair value as of the acquisition dates.  See Note 2 of the notes to our December 31, 2009 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2009 for additional information.

10-Q Index

Results of Operations

First Quarter Results

The Company had net income of $947 thousand and a net loss available to common shareholders of $1.6 million for the first quarter of 2010, compared to a net loss of $28.1 million and a net loss available to common shareholders of $30.6 million for the first quarter of 2009.  The results for the first quarter of 2010 generated an annualized return on average assets of 0.04% and an annualized return on average common equity of (0.61%), compared to (1.30%) and (14.01%), respectively, for the same period in 2009.

Net interest income was $80.8 million for the three months ended March 31, 2010, an increase of $24.8 million, or 44.2% from $56.0 million for the comparable period in 2009.  See "Net Interest Margin" section below for further analysis.

Provision for loan losses was $47.2 million in the first quarter of 2010 as compared to $89.7 million in first quarter of 2009.  Net charge-offs were $46.5 million in the quarter ended March 31, 2010, compared to $54.4 million in the quarter ended March 31, 2009.

The underlying value of collateral on impaired loans continued to deteriorate during the three months ended March 31, 2010.  Overall, the business environment has been adverse for many households and businesses in the United States, including those in the Chicago metropolitan area.  The business environment began to significantly deteriorate beginning in the third quarter of 2008 and continued deteriorating through and including the first quarter of 2010.  Single family homes, condominiums, retail property, manufacturing property, and vacant land all continued to experience significant decreases in demand due to the worsening economy.  As a result, declines in the values of real estate securing our loans occurred, requiring higher reserves on impaired and potential problem loans.

See “Asset Quality” below for further analysis of the allowance for loan losses.

Other Income (in thousands):

	Three Months Ended
	March 31,	March 31,	Increase/	Percentage
	2010	2009	(Decrease)	Change
Other income:
Loan service fees	$ 1,284	$ 1,843	$ (559)	(30%)
Deposit service fees	8,848	6,399	2,449	38%
Lease financing, net	4,620	4,319	301	7%
Brokerage fees	1,245	1,078	167	15%
Trust and asset management fees	3,335	2,815	520	18%
Net gain on sale of investment securities	6,866	9,694	(2,828)	(29%)
Increase in cash surrender value of life insurance	671	456	215	47%
Net gain on sale of other assets	11	1	10	NM
Other operating income	(162)	1,797	(1,959)	NM
Total other income	$ 26,718	$ 28,402	$ (1,684)	(6%)

Other income decreased for the first quarter of 2010 compared to the first quarter of 2009, primarily due to decreases in net gain on sale of investment securities and other operating income, partially offset by increases in deposit service fees and trust and asset management fees.  Deposit service fees increased primarily due to an increase in commercial deposit fees related to the FDIC-assisted transactions completed in 2009.  See Note 2 of the Consolidated Financial Statements for additional information.  Trust and asset management fees increased primarily due to an increase in assets under management as a result of organic growth and an increase in the market value of assets under management.  Other operating income was impacted by a net loss recognized on other real estate owned (“OREO”) of $3.3 million in the first quarter of 2010 compared with a net gain recognized on OREO of $722 thousand in the first quarter of 2009.  As discussed in Note 18 to the consolidated financial statements, on April 23, 2010 we completed two additional FDIC-assisted transactions.  We expect other income in the second quarter of 2010 to include a significant preliminary gain from these transactions, though we cannot yet quantify this preliminary gain.

10-Q Index

Other Expense (in thousands):

	Three Months Ended
	March 31,	March 31,	Increase /	Percentage
	2010	2009	(Decrease)	Change

Other expense:
Salaries and employee benefits	$ 33,422	$ 26,879	$ 6,543	24%
Occupancy and equipment expense	9,179	7,682	1,497	19%
Computer services expense	2,528	2,287	241	11%
Advertising and marketing expense	1,633	1,314	319	24%
Professional and legal expense	1,078	969	109	11%
Brokerage fee expense	462	393	69	18%
Telecommunication expense	908	750	158	21%
Other intangibles amortization expense	1,510	878	632	72%
FDIC insurance premiums	3,964	2,668	1,296	49%
Other operating expenses	7,228	5,192	2,036	39%
Total other expenses	$ 61,912	$ 49,012	$ 12,900	26%

Other expense increased from the first quarter of 2009 to the first quarter of 2010, primarily due to the FDIC-assisted transactions completed in 2009.  See Note 2 of the Consolidated Financial Statements for additional information.  The FDIC-assisted transactions completed in 2009 increased salaries and employee benefits expense, occupancy and equipment expense, other intangibles amortization expense and FDIC insurance premiums by approximately $4.0 million, $1.5 million, $599 thousand and $796 thousand, respectively.  The FDIC-assisted transactions completed in 2009 increased total other expense from the first quarter of 2009 to the first quarter of 2010 by approximately $8.2 million.  Additionally, other operating expenses increased due to OREO and non-performing loan related expense.

Income Taxes

The Company had an income tax benefit of $2.5 million for the three months ended March 31, 2010 compared to an income tax benefit of $26.0 million for the same period in 2009.  The decrease in income tax benefit recognized from the first quarter of 2009 to the first quarter of 2010 was due to our results of operations.

10-Q Index

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended March 31,
	2010			2009
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$ 6,325,217	$ 80,999	5.19%	$ 6,227,032	$ 80,631	5.25%
Loans exempt from federal income taxes (4)	116,408	2,135	7.34	80,464	1,327	6.60
Taxable investment securities	2,300,072	19,966	3.47	944,603	10,316	4.37
Investment securities exempt from federal income taxes (4)	360,658	5,274	5.85	412,251	5,962	5.78
Federal funds sold	1,428	2	0.56	-	-	-
Other interest bearing deposits	124,301	91	0.30	195,104	130	0.27
Total interest earning assets	9,228,084	$ 108,467	4.77	7,859,454	$ 98,366	5.08
Non-interest earning assets	1,121,580			931,809
Total assets	$ 10,349,664			$ 8,791,263

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 2,708,718	$ 3,629	0.54%	$ 1,519,499	$ 3,948	1.05%
Savings deposits	585,628	450	0.31	393,667	314	0.32
Time deposits	3,479,794	17,293	2.02	3,680,023	29,317	3.23
Short-term borrowings	253,438	345	0.55	532,875	1,546	1.18
Long-term borrowings and junior subordinated notes	483,937	3,339	2.76	536,188	4,662	3.48
Total interest bearing liabilities	7,511,515	$ 25,056	1.35	6,662,252	$ 39,787	2.42
Non-interest bearing deposits	1,454,263			960,167
Other non-interest bearing liabilities	100,454			91,222
Stockholders' equity	1,283,432			1,077,622
Total liabilities and stockholders' equity	$ 10,349,664			$ 8,791,263
Net interest income/interest rate spread (5)		$ 83,411	3.42%		$ 58,579	2.66%
Taxable equivalent adjustment		2,593			2,551
Net interest income, as reported		$ 80,818			$ 56,028
Net interest margin (6)			3.55%			2.89%
Tax equivalent effect			0.12%			0.13%
Net interest margin on a fully tax equivalent basis (6)			3.67%			3.02%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $1.0 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively.
(3)	Loans held for sale are included in the average loan balance listed. Related interest income is included in loan interest income.
(4)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(5)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income was $80.8 million for the three months ended March 31, 2010, an increase of $24.8 million, or 44.2% from $56.0 million for the comparable period in 2009.  The increase in net interest income was due to a higher level of interest earning assets and a significant improvement in our net interest margin. Interest earning assets increased largely due to our FDIC-assisted transactions completed in 2009.  See Note 2 of the Consolidated Financial Statements for additional information.  Our net interest margin increased due to a decrease in our cost of funds related to certificates of deposit repricing lower and improved credit spreads on new and renewed loans.  Our non-performing loans reduced our net interest margin during the first quarter of 2010 and the first quarter of 2009 by approximately 18 basis points and 16 basis points, respectively.

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

	Three Months Ended
	March 31, 2010 Compared to March 31, 2009
	Change	Change
	Due to	Due to	Total
	Volume	Rate	Change
Interest Earning Assets:
Loans	$ 1,632	$ (1,264)	$ 368
Loans exempt from federal income taxes (1)	646	162	808
Taxable investments securities	12,146	(2,496)	9,650
Investment securities exempt from federal income taxes (1)	(753)	65	(688)
Federal funds sold	2	-	2
Other interest bearing deposits	(51)	12	(39)
Total increase (decrease) in interest income	13,622	(3,521)	10,101
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	2,165	(2,484)	(319)
Savings deposits	148	(12)	136
Time deposits	(1,519)	(10,505)	(12,024)
Short-term borrowings	(596)	(605)	(1,201)
Long-term borrowings and junior subordinated notes	(425)	(898)	(1,323)
Total decrease in interest expense	(227)	(14,504)	(14,731)
Total increase in net interest income	$ 13,849	$ 10,983	$ 24,832

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets decreased $680.2 million or 6.3% from $10.9 billion at December 31, 2009 to $10.2 billion at March 31, 2010.  Investment securities available for sale decreased $692.7 million from December 31, 2009 to March 31, 2010 mostly as a result of securities sales, the proceeds of which were used to fund higher rate CD run-off.  .  The proceeds also caused an increase in our interest bearing deposits with banks from December 31, 2009 to March 31, 2010.  Net loans decreased by $110.4 million, or 1.7%, to $6.2 billion at March 31, 2010 from $6.3 billion at December 31, 2009.  See “Loan Portfolio” section below for further analysis.

Total liabilities decreased by $721.5 million, or 7.5% to $8.9 billion at March 31, 2010 from December 31, 2009.  Total deposits decreased by $628.1 million or 7.2% to $8.1 billion at March 31, 2010 from $8.7 billion at December 31, 2009.  As noted above, we used a portion of the proceeds from investment security sales to fund higher rate CD run-off during the first quarter of 2010.

Total stockholders’ equity increased $41.3 million, or 3.3% to $1.3 billion at March 31, 2010 compared to $1.3 billion at December 31, 2009.  This increase was primarily due to an increase in additional paid-in capital and partially due to an increase in unrealized gains on investment securities available for sale. Additional paid-in capital increased by $32.8 million, due to proceeds received pursuant to the Company’s Dividend Reinvestment and Stock Purchase Plan.

10-Q Index

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, as of the dates indicated (dollars in thousands):

	March 31,		December 31,		March 31,
	2010		2009		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial related credits:
Commercial loans	$ 1,378,873	21%	$ 1,387,476	21%	$ 1,507,616	23%
Commercial loans collateralized by assignment of lease payments (lease loans)	960,470	15%	953,452	15%	738,527	12%
Commercial real estate	2,409,078	38%	2,472,520	38%	2,359,868	37%
Construction real estate	558,615	9%	594,482	9%	764,876	12%
Total commercial related credits	5,307,036	83%	5,407,930	83%	5,370,887	84%
Other loans:
Residential real estate	302,308	5%	291,022	4%	287,256	5%
Indirect motorcycle	158,207	2%	156,853	2%	157,081	2%
Indirect automobile	20,437	1%	23,414	1%	32,731	1%
Home equity	401,570	6%	405,439	6%	411,527	6%
Consumer loans	70,247	1%	66,293	1%	56,654	1%
Total other loans	952,769	15%	943,021	14%	945,249	15%
Gross loans excluding covered loans	6,259,805	98%	6,350,951	97%	6,316,136	99%
Covered loans (1)	155,051	2%	173,596	3%	91,586	1%
Gross loans (2)	6,414,856	100%	6,524,547	100%	6,407,722	100%
Allowance for loan losses	(177,787)		(177,072)		(179,273)
Net loans	$ 6,237,069		$ 6,347,475		$ 6,228,449

(1)	Loans subject to loss-share with the FDIC are referred to as “covered loans”, and are net of a $47.4 million discount.
(2)	Gross loan balances at March 31, 2010, December 31, 2009 and March 31, 2009 are net of unearned income, including net deferred loan fees of $4.3 million, $4.6 million, and $4.8 million, respectively.

10-Q Index

Asset Quality

The following table presents a summary of non-performing assets, excluding loans held for sale, as of the dates indicated (dollar amounts in thousands):

	March 31,	December 31,	March 31,
	2010	2009	2009
Non-performing loans:(1)
Non-accrual loans	$ 323,017	$ 270,839	$ 229,537
Loans 90 days or more past due, still accruing interest	150	477	-
Total non-performing loans	323,167	271,316	229,537

OREO:(2)	41,589	36,711	2,500
Repossessed vehicles	250	333	245
Total non-performing assets	$ 365,006	$ 308,360	$ 232,282

Total allowance for loan losses	177,787	177,072	179,273
Partial charge-offs taken on non-performing loans	95,960	69,359	23,706
Allowance for loan losses, including partial charge-offs	$ 273,747	$ 246,431	$ 202,979

Total non-performing loans to total loans	5.04%	4.16%	3.58%
Total non-performing assets to total assets	3.58%	2.84%	2.57%
Allowance for loan losses to non-performing loans	55.01%	65.26%	78.10%
Effect of including partial charge-offs	10.30%	7.08%	2.05%
Allowance for loan losses to non-performing loans,
including partial charge-offs taken	65.31%	72.34%	80.15%

(1)
This table excludes purchased credit-impaired loans. Purchased credit-impaired loans have evidence of deterioration in credit quality prior to acquisition.  Fair value of these loans as of the acquisition date includes estimates of credit losses.  These loans are accounted for on a pool basis, and the pools are considered to be performing.   This table also excludes loans held for sale.

(2)
This table excludes other real estate owned that is related to our FDIC-assisted transactions.  Other real estate owned related to the Heritage and Benchmark transactions, which totaled $21.7 million at March 31, 2010 and $15.3 million at December 31, 2009, is subject to the loss-sharing agreements with the FDIC.  Other real estate owned related to InBank is performing as expected and is therefore excluded from non-performing assets.

The following table represents a summary of OREO in thousands:

March 31,
2010

Balance at December 31, 2009	$ 36,711
Transfers in at fair value less estimated costs to sell	10,438
Fair value adjustments	(2,795)
Net losses on sales of OREO	(504)
Cash received upon disposition	(2,261)
Balance at March 31, 2010	$ 41,589

10-Q Index

The following table presents data related to non-performing loans, excluding purchased credit-impaired loans, by dollar amount and category at March 31, 2010 (dollar amounts in thousands):

	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Consumer Loans	Total Loans
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
$10.0 million or more	-	$ -	4	$ 59,992	-	$ -	$ -	$ 59,992
$5.0 million to $9.9 million	1	9,026	7	48,003	3	21,259	-	78,288
$1.5 million to $4.9 million	7	15,386	17	51,429	9	24,080	-	90,895
Under $1.5 million	46	13,787	29	17,868	97	41,365	20,972	93,992
	54	$ 38,199	57	$ 177,292	109	$ 86,704	$ 20,972	$ 323,167

Percentage of individual loan category		1.63%		31.74%		3.60%	2.20%	5.04%

The following table presents data related to non-performing loans, excluding purchased credit-impaired loans, by dollar amount and category at December 31, 2009 (dollar amounts in thousands):

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

The increase in non-performing loans was primarily a result of continued weakening economic conditions discussed above in “Results of Operations – First Quarter Results”.  Borrowers migrated to higher (worse) risk ratings as economic conditions, especially as reflected in the value of commercial real estate, deteriorated during the three months ending March 31, 2010.

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

10-Q Index

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

The general loss reserve was $110.4 million as of March 31, 2010, and $118.5 million as of December 31, 2009.  The decrease in the general loss reserve was primarily due to loans migrating from performing loans to impaired loans during the three months ended March 31, 2010.  Reserves on impaired loans are included in the “Specific Reserve” section below.  See additional discussion in “Potential Problem Loans” below.

Specific Reserves.  Our allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

At each quarter end, impaired loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing the loan.  For a majority of impaired loans, the Company obtains a current external appraisal.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than 6 months old, the Company often further discounts market prices by 10% to 30% and in some cases, up to an additional 50%.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

The total specific reserve component of the allowance was $55.4 million as of March 31, 2010 and $46.0 million as of December 31, 2009.  The increase in specific reserve reflects the increase in impaired loans and continued deterioration in the value of collateral securing impaired loans.  See discussion in “First Quarter Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

Smaller Balance Homogenous Loans.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one year time horizon.  For improved accuracy, indirect vehicle loan losses are estimated using a combination of our historical loss statistics as well as industry loss statistics.  The reserves for smaller balance homogenous loans totaled $12.0 million at March 31, 2010, and $12.6 million at December 31, 2009.

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

10-Q Index

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2010	2009
Balance at the beginning of period	$ 177,072	$ 144,001
Provision for loan losses	47,200	89,700
Charge-offs:
Commercial loans	(7,363)	(10,548)
Commercial loans collateralized by assignment
of lease payments (lease loans)	(333)	(3,420)
Commercial real estate loans	(12,201)	(24,190)
Construction real estate	(25,285)	(14,697)
Residential real estate	(459)	(178)
Indirect vehicle	(1,117)	(1,065)
Home equity	(628)	(604)
Consumer loans	(525)	(155)
Total charge-offs	(47,911)	(54,857)
Recoveries:
Commercial loans	724	31
Commercial loans collateralized by assignment
of lease payments (lease loans)	-	-
Commercial real estate loans	186	18
Construction real estate	113	250
Residential real estate	41	3
Indirect vehicle	301	111
Home equity	59	11
Consumer loans	2	5
Total recoveries	1,426	429

Total net charge-offs	(46,485)	(54,428)

Balance	$ 177,787	$ 179,273

Total loans, excluding loans held for sale	$ 6,414,856	$ 6,407,722
Average loans, excluding loans held for sale	$ 6,441,625	$ 6,307,496

Ratio of allowance for loan losses to total loans,
excluding loans held for sale	2.77%	2.80%
Effect of including partial charge-offs	1.43%	0.36%
Ratio of allowance for loan losses to total loans,
including partial charge-offs, and excluding loans
held for sale	4.20%	3.16%
Net loan charge-offs to average loans, excluding loans
held for sale (annualized)	2.93%	3.42%

Net charge-offs decreased $7.9 million to $46.5 million in the three months ended March 31, 2010 compared to $54.4 million in the three months ended March 31, 2009.  As noted in “First Quarter Results,” elevated levels of charge-offs were primarily due to continued weakness of our borrowers’ ability to repay and continued deterioration in the value of collateral securing impaired loans.

Provision for loan losses decreased by $42.5 million to $47.2 million in the three months ended March 31, 2010 from $89.7 million in the same period of 2009.  The provisions for loan losses were primarily the result of migration of loans to non-performing status and the deterioration in the value of collateral securing non-performing loans.  See discussion in “First Quarter Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

10-Q Index

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

Potential Problem Loans

We define potential problem loans as performing loans rated substandard, that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of March 31, 2010, and December 31, 2009 were approximately $296.4 million, and $233.4 million, respectively.

The majority of the increase in potential problem loans was due to the migration of commercial real estate loans.  As noted earlier, the increase in potential problem loans was primarily due to the continued deterioration in underlying collateral values and the overall economic environment during the three months ended March 31, 2010.  See discussion in “First Quarter Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

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

10-Q Index

Lease investments by categories follow (in thousands):

	March 31,	December 31,	March 31,
	2010	2009	2009
Direct finance leases:
Minimum lease payments	$ 68,696	$ 69,112	$ 62,092
Estimated unguaranteed residual values	8,023	7,802	7,168
Less: unearned income	(7,317)	(7,684)	(7,306)
Direct finance leases (1)	$ 69,402	$ 69,230	$ 61,954

Leveraged leases:
Minimum lease payments	$ 17,296	$ 20,770	$ 29,561
Estimated unguaranteed residual values	4,340	4,532	5,082
Less: unearned income	(1,608)	(1,950)	(3,277)
Less: related non-recourse debt	(16,494)	(20,717)	(28,309)
Leveraged leases (1)	$ 3,534	$ 2,635	$ 3,057

Operating leases:
Equipment, at cost	$ 234,634	$ 235,092	$ 193,330
Less: accumulated depreciation	(95,705)	(90,126)	(75,682)
Lease investments, net	$ 138,929	$ 144,966	$ 117,648

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $18.2 million at March 31, 2010, $20.7 million at December 31, 2009 and $26.2 million at March 31, 2009.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,573 leases at March 31, 2010 compared to 2,489 leases at December 31, 2009 and 2,062 leases at March 31, 2009.  The average residual value per lease schedule was approximately $22 thousand at March 31, 2010 and December 31, 2009 and $23 thousand at March 31, 2009.  The average residual value per master lease schedule was approximately $205 thousand at March 31, 2010, $177 thousand at December 31, 2009, and $182 thousand at March 31, 2009.

10-Q Index

At March 31, 2010, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
	Finance	Leveraged	Operating
End of initial lease term December 31,	Leases	Leases	Leases	Total
2011	$ 1,562	$ 1,773	$ 7,483	$ 10,818
2012	2,317	1,263	11,309	14,889
2013	2,114	1,099	10,071	13,284
2014	781	195	5,512	6,488
2015	1,113	10	7,273	8,396
2016 & Thereafter	136	-	3,349	3,485
	$ 8,023	$ 4,340	$ 44,997	$ 57,360

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At March 31, 2010		At December 31, 2009		At March 31, 2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Treasury securities	$ -	$ -	$ -	$ -	$ 11,546	$ 11,545
Government sponsored agencies and enterprises	54,672	55,716	69,120	70,239	105,354	108,227
States and political subdivisions	362,453	375,523	366,845	380,234	416,329	424,541
Residential mortgage-backed securities	1,696,669	1,708,512	2,382,495	2,377,051	531,547	539,953
Corporate bonds	6,356	6,356	11,400	11,395	31,487	30,726
Equity securities	4,318	4,384	4,280	4,314	3,631	3,681
Debt securities issued by foreign governments	-	-	-	-	302	302
Total	$ 2,124,468	$ 2,150,491	$ 2,834,140	$ 2,843,233	$ 1,100,196	$ 1,118,975

The decrease in residential mortgage-backed securities was due to investment security sales during the three months ended March 31, 2010.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash.  Net cash provided by operating activities increased by $18.7 million to $35.8 million for the three months ended March 31, 2010, from the three months ended March 31, 2009.  The increase was primarily due to our results of operations.

Cash flows from investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales, the impact of acquisitions and FDIC-assisted transactions.  Net cash provided by investing activities increased by $668.8 million to $775.3 million for the three months ended March 31, 2010, from the three months ended March 31, 2009.  The increase was primarily due an increase in cash provided by our investment securities.  As noted above, we realized a portion of our unrealized securities gains and used the sale proceeds to fund higher rate CD run-off and better position our balance sheet for a rising rate environment.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the three months ended March 31, 2010, the Company had net cash flows used in financing activities of $669.1 million, compared to net cash flows provided by financing activities of $59.5 million for the three months ended March 31, 2009.  The change in cash flows from financing activities was primarily due to the run-off of higher rate CDs during the three months ended March 31, 2010.

10-Q Index

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

In the event that additional short-term liquidity is needed or the Company is unable to retain brokered deposits, MB Financial Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at March 31, 2010, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $240.0 million for a short time from these banks on a collective basis.  MB Financial Bank is a member of Federal Home Loan Bank of Chicago (FHLB).  As of March 31, 2010, the Company had $211.1 million outstanding in FHLB advances, and could borrow an additional amount of approximately $286.9 million.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of March 31, 2010, the Company had approximately $1.3 billion of unpledged securities, excluding securities available for pledge at the FHLB.

See Notes 11 and 12 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.  There were no material changes outside the ordinary course of business in the Company’s contractual obligations at March 31, 2010 as compared to December 31, 2009.

At March 31, 2010, the Company’s total risk-based capital ratio was 16.39%; Tier 1 capital to risk-weighted assets ratio was 14.42% and Tier 1 capital to average asset ratio was 10.30%.  MB Financial Bank’s total risk-based capital ratio was 14.17%; Tier 1 capital to risk-weighted assets ratio was 12.19% and Tier 1 capital to average asset ratio was 8.67%. MB Financial Bank, N.A. was categorized as “Well-Capitalized” at March 31, 2010 under the regulations of the Office of the Comptroller of the Currency.

Non-GAAP Financial Information

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP).  These measures include net interest income on a fully tax equivalent basis,  net interest margin on a fully tax equivalent basis and the addition of partial charge-offs to the amount of the allowance for loan losses and to the numerator and the denominator in the ratios of the allowance for loan losses to non-performing loans and to total loans.  Our management uses these non-GAAP measures in its analysis of our performance.  The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate.  Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes.  Management believes that the addition of partial charge-offs to the allowance for loan losses and to the numerator and the denominator in the ratios of the allowance for loan losses to non-performing loans and to total loans may be useful to investors because it shows what our loan loss reserve levels would have been had the partial charge-offs not been taken. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.  Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis to net interest margin are contained in the tables under “Net Interest Margin.”  Reconciliations of the allowance for loan losses including partial charge-offs to the allowance for loan losses, and the ratios of the allowance for loan losses to non-performing loans and total loans including partial change offs to the same ratios without the addition of partial charge-offs, are contained in the tables under “Asset Quality” and “Allowance for Loan Losses.”

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

10-Q Index

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings, synergies and other benefits from our merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the possibility that the expected benefits of the Broadway Bank, New Century Bank and other FDIC-assisted transactions we previously completed will not be realized, and the possibility that the amount of the gains, if any, we ultimately realize on these transactions will differ materially from any recorded preliminary gains; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (4) results of examinations by the Office of Comptroller of Currency and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior and net interest margin; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) fluctuations in real estate values; (9) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (10) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (11) our ability to access cost-effective funding; (12) changes in financial markets; (13) changes in economic conditions in general and in the Chicago metropolitan area in particular; (14) the costs, effects and outcomes of litigation; (15) new legislation or regulatory changes, including but not limited to changes in federal and/or state tax laws or interpretations thereof by taxing authorities, changes in laws, rules or regulations applicable to companies that have participated in the TARP Capital Purchase Program of the U.S. Department of the Treasury and other governmental initiatives affecting the financial services industry; (16) changes in accounting principles, policies or guidelines; (17) our future acquisitions of other depository institutions or lines of business; and (18) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2010 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2010 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

10-Q Index

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 7% and 5%, respectively, in the first three months, 14%, 25%, and 16%, respectively, in the next nine months, 58%, 61% and 58%, respectively, from one year to five years, and 24%, 7%, and 21%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$ 428,149	$ 496	$ 1,721	$ -	$ 430,366
Investment securities available for sale	232,736	328,503	1,203,693	455,920	2,220,852
Loans, including covered loans	3,155,456	1,036,906	2,083,336	139,158	6,414,856
Total interest earning assets	$ 3,816,341	$ 1,365,905	$ 3,288,750	$ 595,078	$ 9,066,074

Interest Bearing Liabilities:
NOW and money market deposits accounts	$ 165,035	$ 588,920	$ 1,636,773	$ 325,611	$ 2,716,339
Savings deposits	30,486	93,845	339,480	125,674	589,485
Time deposits	1,025,999	1,603,821	684,877	9,912	3,324,609
Short-term borrowings	28,361	77,391	141,307	16,604	263,663
Long-term borrowings	102,514	34,247	180,862	2,467	320,090
Junior subordinated notes issued to capital trusts	152,065	-	-	6,576	158,641
Total interest bearing liabilities	$ 1,504,460	$ 2,398,224	$ 2,983,299	$ 486,844	$ 7,372,827

Rate sensitive assets (RSA)	$ 3,816,341	$ 5,182,246	$ 8,470,996	$ 9,066,074	$ 9,066,074
Rate sensitive liabilities (RSL)	$ 1,504,460	$ 3,902,684	$ 6,885,983	$ 7,372,827	$ 7,372,827
Cumulative GAP (GAP=RSA-RSL)	$ 2,311,881	$ 1,279,562	$ 1,585,013	$ 1,693,247	$ 1,693,247

RSA/Total assets	37.47%	50.88%	83.17%	89.01%	89.01%
RSL/Total assets	14.77%	38.32%	67.61%	72.39%	72.39%
GAP/Total assets	22.70%	12.56%	15.56%	16.62%	16.62%
GAP/RSA	60.58%	24.69%	18.71%	18.68%	18.68%

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over Once Year Horizon
Changes in	At March 31, 2010		At December 31, 2009
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$ 7,289	2.22%	$ 8,856	2.60%
+ 1.00%	$ 3,889	1.19%	$ 6,425	1.89%

In the interest rate sensitivity table above, changes in net interest income between March 31, 2010 and December 31, 2009 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

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

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2010 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. - Risk Factors

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

We pursue a strategy of supplementing internal growth by acquiring other financial institutions or their assets and liabilities that will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, including the following:

•
We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets, and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;

•
Prices at which acquisitions can be made fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we will experience this condition in the future;

•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful. These risks are present in our recently completed FDIC-assisted transaction involving our assumption of  deposits and the acquisition of  assets of Broadway Bank and New Century Bank;

•
MB Financial Bank entered into loss sharing agreements with the FDIC as part of the Heritage, Benchmark, Broadway Bank and New Century Bank transactions. These loss sharing agreements require that MB Financial Bank follow certain servicing procedures as specified in the agreement.  A failure to follow these procedures or any other breach of the agreement by MB Financial Bank could result in the loss of FDIC reimbursement of losses on covered loans and other real estate owned, which could have a material negative affect on our financial condition and results of operations;

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

Other than as set forth above, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

10-Q Index

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended March 31, 2010 with respect to our repurchases of our outstanding common shares:

			Number of Shares	Maximum Number of
			Purchased as Part	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs

January 1, 2010 - January 31, 2010	-	$ -	-	-

February 1, 2010 - February 28, 2010	3,422	$ 20.23	-	-

March 1, 2010 - March 31, 2010	968	$ 21.96	-	-

Totals	4,390		-

(1)	Represents shares of restricted stock withheld upon vesting to satisfy tax withholding obligations.

Item 6. - Exhibits

See Exhibit Index.

10-Q Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.

Date: May 7, 2010	By: /s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2010	By: /s/ Jill E. York
Jill E. York
Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

10-Q Index

EXHIBIT INDEX
Exhibit Number	Description
2.1
Amended and Restated Agreement and Plan of Merger, dated as of April 19, 2001, by and among the Registrant, MB Financial, Inc., a Delaware corporation (“Old MB Financial”) and MidCity Financial (incorporated herein by reference to Appendix A to the joint proxy statement-prospectus filed by the Registrant pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission (the “Commission”) on October 9, 2001)

2.2
Agreement and Plan of Merger, dated as of November 1, 2002, by and among the Registrant, MB Financial Acquisition Corp II and South Holland Bancorp, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report Form 8-K filed on November 5, 2002 (File No. 0-24566-01))

2.3
Agreement and Plan of Merger, dated as of January 9, 2004, by and among the Registrant and First SecurityFed Financial, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 14, 2004 (File No.0-24566-01))

2.4
Agreement and Plan of Merger, dated as of May 1, 2006, by and among the Registrant, MBFI Acquisition Corp. and First Oak Brook Bancshares, Inc. (“First Oak Brook”)(incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2006 (File No.0-24566-01))

2.5
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Corus Bank, National Association, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of September 11, 2009 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2010 (File No.0-24566-01))

2.6
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Broadway Bank, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of April 23, 2010*

2.7
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of New Century Bank, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of April 23, 2010*

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

3.2	Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2007 (File No. 0-24566-01))

10-Q Index

EXHIBIT INDEX
Exhibit Number	Description
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

4.4	MB Financial Bank Cash-Settled Value Appreciation Instrument dated April 23, 2010 issued to Federal Deposit Insurance Corporation*
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
10.6A
Amendment to Coal City Corporation 1995 Stock Option Plan ((incorporated herein by reference to Exhibit 10.6A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.7
MB Financial, Inc. Amended and Restated  Omnibus Incentive Plan (the “Omnibus Incentive Plan”) (incorporated herein by reference to the Registrant’s definitive proxy statement filed on March 23, 2007 (File No. 0-24566-01))

10.8
MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.9
MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.10
Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to Old MB Financial’s (then known as Avondale Financial Corp.) Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24566))

10.11
Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Mitchell Feiger (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.12
Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Jill E. York (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.13
Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

10-Q Index

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

10-Q Index

EXHIBIT INDEX
Exhibit Number	Description
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

10-Q Index

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