Form 10-Q
period 2010-06-30
MB FINANCIAL INC     /MD
filed 2010-08-02
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

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

Yes   ☐                      No   ☒

There were outstanding 53,962,628 shares of the registrant’s common stock as of August 2, 2010.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2010

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009
(Amounts in thousands, except common share data)                                  (Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$ 115,450	$ 136,763
Interest bearing deposits with banks	262,828	265,257
Total cash and cash equivalents	378,278	402,020
Investment securities:
Securities available for sale, at fair value	1,769,207	2,843,233
Non-marketable securities - FHLB and FRB stock	78,807	70,361
Total investment securities	1,848,014	2,913,594

Loans:
Total loans, excluding covered loans	6,149,786	6,350,951
Covered loans	869,188	173,596
Total loans	7,018,974	6,524,547
Less: allowance for loan losses	195,612	177,072
Net Loans	6,823,362	6,347,475
Lease investment, net	143,144	144,966
Premises and equipment, net	180,714	179,641
Cash surrender value of life insurance	123,324	121,946
Goodwill, net	389,336	387,069
Other intangibles, net	34,693	37,708
Other real estate owned	43,987	36,711
Other real estate owned related to FDIC transactions	75,206	18,759
FDIC indemnification asset	296,399	42,212
Other assets	307,356	233,292
Total assets	$ 10,643,813	$ 10,865,393
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$ 1,604,482	$ 1,552,185
Interest bearing	6,792,785	7,131,091
Total deposits	8,397,267	8,683,276
Short-term borrowings	302,087	323,917
Long-term borrowings	306,569	331,349
Junior subordinated notes issued to capital trusts	158,605	158,677
Accrued expenses and other liabilities	141,477	116,994
Total liabilities	9,306,005	9,614,213
STOCKHOLDERS' EQUITY
Preferred stock, ($0.01 par value, authorized 1,000,000 shares at June 30, 2010 and
December 31, 2009; series A, 5% cumulative perpetual, 196,000 shares issued and
outstanding at June 30, 2010 and December 31, 2009, $1,000 liquidation value)	193,809	193,522
Common stock, ($0.01 par value; authorized 70,000,000 shares at June 30, 2010 and
December 31, 2009; issued 53,795,636 shares at June 30, 2010 and 51,109,944
at December 31, 2009)	538	511
Additional paid-in capital	714,882	656,595
Retained earnings	401,887	395,170
Accumulated other comprehensive income	26,782	5,546
Less: 146,383 and 133,903 shares of Treasury stock, at cost, at
June 30, 2010 and December 31, 2009	(2,632)	(2,715)
Controlling interest stockholders' equity	1,335,266	1,248,629
Noncontrolling interest	2,542	2,551
Total stockholders' equity	1,337,808	1,251,180
Total liabilities and stockholders' equity	$ 10,643,813	$ 10,865,393

See accompanying Notes to Consolidated Financial Statements

10-Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except common share data) (Unaudited)
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Interest income:
Loans	$ 95,689	$ 82,941	$ 178,076	$ 164,435
Investment securities available for sale:
Taxable	12,154	6,978	32,120	17,294
Nontaxable	3,403	3,796	6,831	7,671
Federal funds sold	-	-	2	-
Other interest bearing accounts	185	149	276	279
Total interest income (loss)	111,431	93,864	217,305	189,679
Interest expense:
Deposits	20,283	28,977	41,655	62,556
Short-term borrowings	264	1,256	609	2,802
Long-term borrowings and junior subordinated notes	3,213	4,242	6,552	8,904
Total interest expense	23,760	34,475	48,816	74,262
Net interest income	87,671	59,389	168,489	115,417
Provision for loan losses	85,000	27,100	132,200	116,800
Net interest income (loss) after provision for loan losses	2,671	32,289	36,289	(1,383)
Other income:
Loan service fees	2,042	1,782	3,326	3,625
Deposit service fees	9,461	6,978	18,309	13,377
Lease financing, net	5,026	4,473	9,646	8,792
Brokerage fees	1,129	1,252	2,374	2,330
Asset management and trust fees	3,536	3,262	6,871	6,077
Net gain on sale of investment securities	2,304	4,093	9,170	13,787
Increase in cash surrender value of life insurance	706	670	1,377	1,126
Net loss on sale of other assets	(99)	(38)	(88)	(37)
Acquisition related gain	50,986	-	50,986	-
Other operating income	5,156	2,453	4,994	4,250
Total other income	80,247	24,925	106,965	53,327
Other expense:
Salaries and employee benefits	37,104	29,188	70,526	56,067
Occupancy and equipment expense	8,928	7,151	18,107	14,833
Computer services expense	3,322	2,013	5,850	4,300
Advertising and marketing expense	1,639	892	3,272	2,206
Professional and legal expense	1,370	1,120	2,448	2,089
Brokerage fee expense	420	575	882	968
Telecommunication expense	964	744	1,872	1,494
Other intangibles amortization expense	1,505	997	3,015	1,875
FDIC insurance premiums	3,833	6,789	7,797	9,457
Other operating expenses	7,141	5,039	14,369	10,231
Total other expense	66,226	54,508	128,138	103,520
Income (loss) before income taxes	16,692	2,706	15,116	(51,576)
Income tax expense (benefit)	4,600	(1,480)	2,077	(27,505)
Income (loss) from continuing operations	$ 12,092	$ 4,186	$ 13,039	$ (24,071)
Income from discontinued operations, net of tax	-	129	-	281
Net income (loss)	12,092	4,315	13,039	(23,790)
Preferred stock dividends and discount accretion	2,594	2,587	5,187	5,118
Net income (loss) available to common stockholders	$ 9,498	$ 1,728	$ 7,852	$ (28,908)

10-Q Index

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Common share data:
Basic earnings (loss) per common share from continuing operations	$ 0.23	$ 0.12	$ 0.25	$ (0.68)
Basic earnings per common share from discontinued operations	-	0.00	-	0.01
Impact of preferred stock dividends on basic earnings (loss) per common share	(0.05)	(0.07)	(0.10)	(0.14)
Basic earnings (loss) per common share	0.18	0.05	0.15	(0.81)
Diluted earnings (loss) per common share from continuing operations	0.23	0.12	0.25	(0.68)
Diluted earnings per common share from discontinued operations	-	0.00	-	0.01
Impact of preferred stock dividends on diluted earnings (loss) per common share	(0.05)	(0.07)	(0.10)	(0.14)
Diluted earnings (loss) per common share	0.18	0.05	0.15	(0.81)

Weighted average common shares outstanding	52,702,779	35,726,879	51,987,725	35,316,289
Diluted weighted average common shares outstanding	53,034,426	35,876,483	52,332,142	35,316,289

See Accompanying Notes to Consolidated Financial Statements.

10-Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)
	Six months ended
	June 30,	June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$ 13,039	$ (23,790)
Net income from discontinued operations	-	(281)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on premises and equipment	5,737	5,906
Depreciation on leased equipment	21,162	18,129
Compensation expense for restricted stock awards	1,489	989
Compensation expense for stock option grants	1,042	1,408
Loss on sales of premises and equipment and leased equipment	657	243
Amortization of other intangibles	3,015	1,875
Provision for loan losses	132,200	116,800
Deferred income tax benefit	(9,771)	(22,260)
Amortization of premiums and discounts on investment securities, net	16,371	3,956
Accretion of premiums and discounts on loans, net	(507)	(769)
Accretion on FDIC indemnification asset	(2,077)	-
Net gain on sale of investment securities available for sale	(9,170)	(13,787)
Proceeds from sale of loans held for sale	18,463	76,119
Origination of loans held for sale	(18,191)	(75,372)
Net gains on sale of loans held for sale	(272)	(747)
Acquisition related gain	(50,986)	-
Increase in cash surrender value of life insurance	(1,377)	(1,088)
Decrease (increase) in other assets, net	20,452	(45,280)
Increase (decrease) in other liabilities, net	10,501	(2,077)
Net cash provided by operating activities	151,777	39,974
Cash Flows From Investing Activities:
Proceeds from sales of investment securities	898,669	391,775
Proceeds from maturities and calls of investment securities	228,857	159,688
Purchase of investment securities	(6,511)	(87,720)
Net decrease (increase) in loans	109,879	(178,133)
Purchases of premises and equipment	(8,843)	(4,090)
Purchases of leased equipment	(19,162)	(10,772)
Proceeds from sales of premises and equipment	2,357	492
Proceeds from sales of leased equipment	929	2,967
Principal paid on lease investments	(1,676)	(66)
Net cash (paid) proceeds received in FDIC-assisted acquisitions	(411,046)	36,604
Net cash provided by investing activities	793,453	310,745
Cash Flows From Financing Activities:
Net decrease in deposits	(972,316)	(478,582)
Net (decrease) increase in short-term borrowings	(21,830)	11,648
Proceeds from long-term borrowings	1,828	3,738
Principal paid on long-term borrowings	(26,608)	(123,513)
Issuance of common stock	55,780	-
Treasury stock transactions, net	(210)	19,381
Stock options exercised	301	278
Excess tax benefits from share-based payment arrangements	29	28
Dividends paid on preferred stock	(4,900)	(4,356)
Dividends paid on common stock	(1,046)	(4,564)
Net cash used in financing activities	(968,972)	(575,942)
Cash flows from discontinued operations
Net cash provided by operating activities of discontinued operations	-	281
Net cash provided by investing activities of discontinued operations	-	-
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by discontinued operations	-	281

Net decrease in cash and cash equivalents	$ (23,742)	$ (224,942)
Cash and cash equivalents:
Beginning of period	402,020	341,658
End of period	$ 378,278	$ 116,716

(continued)

10-Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in Thousands)
	Six months ended
	June 30,	June 30,
	2010	2009

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$ 51,305	$ 80,918
Income tax refunds, net	2,239	11,942

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$ 29,178	$ 16,740
Loans transferred to repossessed vehicles	841	747
Loans transferred to loans held for sale	-	22,414

Supplemental Schedule of Noncash Investing Activities From Acquisitions:

Noncash assets acquired:
Investment securities available for sale	$ 27,840	$ 18,362
Loans, net of discount	717,459	92,467
Other real estate owned	62,766	1,197
Premises and equipment, net	243	-
Goodwill	2,267	-
Other intangibles, net	-	2,095
FDIC indemnification asset	329,540	65,565
Other assets	9,796	921
Total noncash assets acquired	$ 1,149,911	$ 180,607

Liabilities assumed:
Deposits	$ 684,000	$ 216,537
Accrued expenses and other liabilities	3,879	674
Total liabilities assumed	$ 687,879	$ 217,211

Net noncash assets acquired (liabilities assumed)	$ 462,032	$ (36,604)

Net cash and cash equivalents (paid) acquired	(411,046)	36,604

Acquisition related gain	$ 50,986	$ -

See Accompanying Notes to Consolidated Financial Statements.

10-Q Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)

NOTE 1.                      BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 2.                      ACQUISITIONS

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

During 2009, MB Financial Bank acquired certain assets and assumed certain liabilities of Glenwood, Illinois-based Heritage Community Bank (“Heritage”), Oak Forest, Illinois-based InBank, Chicago-based Corus Bank, N.A. (“Corus”), and Aurora, Illinois-based Benchmark Bank (“Benchmark”), in transactions facilitated by the Federal Deposit Insurance Corporation (“FDIC”).  For the Heritage and Benchmark transactions, MB Financial Bank entered into loss-share agreements with the FDIC.  Under the loss-share agreements, MB Financial Bank will share in the losses on assets (loans and other real estate owned) covered under the agreements (referred to as “covered loans” and “covered other real estate owned”).  See Note 2 of the notes to our December 31, 2009 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2009 for additional information.

On April 23, 2010, MB Financial Bank assumed $258 million of deposits of Chicago-based Broadway Bank (“Broadway”) at no premium, and acquired certain assets of Broadway totaling approximately $944 million at a discount of 19.6%, in a loss-sharing transaction facilitated by the FDIC.  MB Financial Bank will share in the losses on assets (loans and other real estate owned) covered under the agreement (referred to as “covered loans” and “covered other real estate owned”).  The FDIC has agreed to reimburse MB Financial Bank for 80 percent of losses.  The loss sharing agreement requires that MB Financial Bank follow certain servicing procedures as specified in the agreement or risk losing FDIC reimbursement of covered loan losses.  The Company accounts for MB Financial Bank’s loss sharing agreement with the FDIC as an indemnification asset.  This transaction generated a pre-tax gain of $51.0 million, based on preliminary estimates.

On April 23, 2010, MB Financial Bank assumed $426 million of deposits of Chicago-based New Century Bank (“New Century”) at no premium, and acquired certain assets of New Century totaling approximately $451 million at a discount of 9.1%, in a loss-sharing transaction facilitated by the FDIC.  MB Financial Bank will share in the losses on assets (loans and other real estate owned) covered under the agreement (referred to as “covered loans” and “covered other real estate owned”).  The FDIC has agreed to reimburse MB Financial Bank for 80 percent of losses.  The loss sharing agreement requires that MB Financial Bank follow certain servicing procedures as specified in the agreement or risk losing FDIC reimbursement of covered loan losses.  The Company accounts for MB Financial Bank’s loss sharing agreement with the FDIC as an indemnification asset.  The transaction generated $2.3 million of goodwill, based on preliminary estimates.

10-Q Index

The fair values for Broadway, New Century, Benchmark, InBank and Corus are preliminary for loans, other real estate owned, other intangibles, and, in the case of Broadway, New Century, and Benchmark, the FDIC indemnification asset, as the Company continues to analyze the portfolios and the underlying risks and collateral values of the assets.  Purchase accounting for the Heritage transaction is complete.  There were no significant fair value adjustments during the quarter ended June 30, 2010.

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed in the Broadway and New Century transactions, as of the closing dates of those transactions.  Fair values of certain assets are preliminary and subject to refinement for up to one year after the closing date of the transaction as information relative to closing date fair values becomes available.

Assets Acquired and Liabilities Assumed
(Dollar Amounts in Thousands)

	Broadway	New Century
	April 23, 2010	April 23, 2010
ASSETS
Cash and cash equivalents	$ 50,737	$ 36,342
Investment securities available for sale	25,281	2,559
Loans, net of discount	450,078	267,381
Premises and equipment, net	-	243
Goodwill	-	2,267
Other real estate owned	44,489	18,277
FDIC indemnification asset	233,240	96,300
Other assets	6,054	3,742
Total assets	809,879	427,111

LIABILITIES
Deposits	257,781	426,219
Accrued expenses and other liabilities	2,987	892
Total liabilities	$ 260,768	$ 427,111

Cash paid on acquisition	$ 498,125	$ -

Net gain recorded on acquisition	$ 50,986	$ -

As noted earlier, the fair values above are preliminary for loans, other real estate owned, other intangibles, goodwill, acquisition related gain, and the FDIC indemnification asset, as the Company continues to analyze the portfolios and the underlying risks and collateral values of the assets.

NOTE 3.                      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss), as well as the change in net unrealized gains on investment securities available for sale arising during the periods, net of tax.

10-Q Index

The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Income (loss) from continuing operations	$ 12,092	$ 4,186	$ 13,039	$ (24,071)
Income from discontinued operations, net of tax	-	129	-	281
Net income (loss)	$ 12,092	$ 4,315	$ 13,039	$ (23,790)
Unrealized holding gains on investment securities, net of tax	12,682	29	27,197	876
Reclassification adjustments for gains included in net income (loss), net of tax	(1,406)	(2,661)	(5,594)	(8,962)
Other comprehensive income (loss), net of tax	11,276	(2,632)	21,603	(8,086)

Comprehensive income (loss)	$ 23,368	$ 1,683	$ 34,642	$ (31,876)

NOTE 4.                      EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is computed using the two-class method.  Basic earnings (loss) per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units have been issued, to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock.  Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Due to the net loss available to common shareholders for the six months ended June 30, 2009, all of the dilutive stock based awards are considered anti-dilutive and not included in the computation of diluted earnings (loss) per share.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share (amounts in thousands, except common share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Distributed earnings allocated to common stock	$ 526	$ 353	$ 1,051	$ 4,536
Undistributed earnings (loss) allocated to common stock	11,527	3,807	11,942	(28,455)
Net earnings (loss) from continuing operations allocated to common stock	12,053	4,160	12,993	(23,919)
Net earnings from discontinued operations allocated to common stock	-	129	-	281
Less: Preferred stock dividends and discount accretion	2,594	2,587	5,187	5,118
Net earnings (loss) allocated to common stock	9,459	1,702	7,806	(28,756)
Net earnings (loss) allocated to participating securities	39	26	46	(152)
Net earnings (loss) allocated to common stock and participating securities	$ 9,498	$ 1,728	$ 7,852	$ (28,908)

Weighted average shares outstanding for basic earnings per common share	52,702,779	35,726,879	51,987,725	35,316,289
Dilutive effect of stock compensation	331,647	149,604	344,417	-
Weighted average shares outstanding for diluted earnings per common share	53,034,426	35,876,483	52,332,142	35,316,289

Basic earnings (loss) per common share from continuing operations	$ 0.23	$ 0.12	$ 0.25	$ (0.68)
Basic earnings per common share from discontinued operations	-	-	-	0.01
Impact of preferred stock dividends on basic earnings (loss) per common share	(0.05)	(0.07)	(0.10)	(0.14)
Basic earnings (loss) per common share	0.18	0.05	0.15	(0.81)

Diluted earnings (loss) per common share from continuing operations	0.23	0.12	0.25	(0.68)
Diluted earnings per common share from discontinued operations	-	-	-	0.01
Impact of preferred stock dividends on diluted earnings (loss) per common share	(0.05)	(0.07)	(0.10)	(0.14)
Diluted earnings (loss) per common share	0.18	0.05	0.15	(0.81)

10-Q Index

NOTE 5.                      INVESTMENT SECURITIES

Carrying amounts and fair values of investment securities available for sale are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for sale	Cost	Gains	Losses	Value

June 30, 2010:
U.S. Government sponsored agencies and enterprises	$ 48,138	$ 1,004	$ -	$ 49,142
States and political subdivisions	359,556	18,350	(801)	377,105
Residential mortgage-backed securities	1,301,301	25,339	(208)	1,326,432
Corporate bonds	6,356	-	-	6,356
Equity securities	9,949	230	(7)	10,172
Totals	$ 1,725,300	$ 44,923	$ (1,016)	$ 1,769,207

December 31, 2009:
U.S. Government sponsored agencies and enterprises	$69,120	$1,122	$(3)	$70,239
States and political subdivisions	366,845	14,369	(980)	380,234
Residential mortgage-backed securities	2,382,495	12,595	(18,039)	2,377,051
Corporate bonds	11,400	-	(5)	11,395
Equity securities	4,280	34	-	4,314
Totals	$ 2,834,140	$ 28,120	$ (19,027)	$ 2,843,233

Residential mortgage-backed securities decreased mostly as a result of securities sales, proceeds of which were used to fund our Broadway transaction and higher rate CD run-off.

Unrealized losses on investment securities available for sale and the fair value of the related securities at June 30, 2010 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$ 16,091	$ (633)	$ 4,510	$ (168)	$ 20,601	$ (801)
Residential mortgage-backed securities	137,711	(203)	508	(5)	138,219	(208)
Equity securities	33	(7)	-	-	33	(7)
Totals	$ 153,835	$ (843)	$ 5,018	$ (173)	$ 158,853	$ (1,016)

The total number of security positions in the investment portfolio in an unrealized loss position at June 30, 2010 was 62.  Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

As of June 30, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The fair value is expected to recover as the bonds approach their maturity or repricing date or if market yields for such investments decline.  Management does not believe any of the securities are impaired due to credit quality.  Accordingly, as of June 30, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

10-Q Index

Realized net gains on the sale of investment securities available for sale are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Realized gains	$ 2,420	$ 4,116	$ 9,705	$ 13,859
Realized losses	(116)	(23)	(535)	(72)
Net gains	$ 2,304	$ 4,093	$ 9,170	$ 13,787

The amortized cost and fair value of investment securities available for sale as of June 30, 2010 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, residential mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value

Due in one year or less	$ 39,678	$ 39,952
Due after one year through five years	86,279	91,327
Due after five years through ten years	240,522	252,508
Due after ten years	47,571	48,816
Equity securities	9,949	10,172
Residential mortgage-backed securities	1,301,301	1,326,432
Totals	$ 1,725,300	$ 1,769,207

Investment securities available for sale with carrying amounts of $960.9 million and $1.1 billion at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 6.                      LOANS

Information about non-homogenous impaired loans as of June 30, 2010 and December 31, 2009 is as follows (in thousands):

	June 30,	December 31,
	2010	2009

Impaired loans for which there were specific related allowance for loan losses	$ 333,444	$ 251,623

Related allowance for loan losses	$ 65,216	$ 45,966

10-Q Index

A reconciliation of the activity in the allowance for loan losses follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Balance at the beginning of period	$ 177,787	$ 179,273	$ 177,072	$ 144,001
Provision for loan losses	85,000	27,100	132,200	116,800
Charge-offs:
Commercial loans	(30,211)	(6,636)	(37,574)	(17,185)
Commercial loans collateralized by assignment of lease payments (lease loans)	(917)	(1,385)	(1,250)	(4,805)
Commercial real estate loans	(15,002)	(817)	(27,203)	(25,006)
Construction real estate	(22,992)	(14,743)	(48,277)	(29,440)
Residential real estate	(4)	(358)	(463)	(536)
Indirect vehicle	(611)	(759)	(1,728)	(1,824)
Home equity	(1,271)	(953)	(1,899)	(1,557)
Consumer loans	(202)	(132)	(727)	(287)
Total charge-offs	(71,210)	(25,783)	(119,121)	(80,640)
Recoveries:
Commercial loans	2,322	45	3,046	76
Commercial loans collateralized by assignment of lease payments (lease loans)	96	-	96	-
Commercial real estate loans	177	5	363	23
Construction real estate	1,055	511	1,168	761
Residential real estate	9	28	50	31
Indirect vehicle	344	151	645	262
Home equity	31	20	90	31
Consumer loans	1	6	3	11
Total recoveries	4,035	766	5,461	1,195

Total net charge-offs	(67,175)	(25,017)	(113,660)	(79,445)

Balance	$ 195,612	$ 181,356	$ 195,612	$ 181,356

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Second Quarter Results” in Item II below for further discussion of our provision for loan losses and charge-offs.

Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transactions, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments.  Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income prospectively.  Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

10-Q Index

Changes in the accretable yield for purchased credit-impaired loans were as follows for the six months ended June 30, 2010 and 2009.

	Six Months Ended
	June 30,
	2010	2009
Balance at beginning of period	$ 5,735	$ -
Purchases	55,572	3,119
Accretion	(2,577)	(443)
Balance at end of period	$ 58,730	$ 2,676

In our FDIC-assisted transactions (see Note 2), the preliminary fair value of purchased credit-impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of the loan collateral.  The fair value of loans that were not credit-impaired was determined based on preliminary estimates of losses on defaults and other market factors.  Due to the loss sharing agreements with the FDIC, the Bank recorded a receivable from the FDIC equal to the present value of the corresponding reimbursement percentages on the estimated losses embedded in the loan portfolio.

The carrying amount of covered loans at June 30, 2010, consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table (in thousands):

	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Commercial related loans	$ 477,000	$ 337,803	$ 814,803
Other loans	2,520	51,865	54,385
Total covered loans	$ 479,520	$ 389,668	$ 869,188

Estimated reimbursable amounts from the
FDIC under the loss-share agreement	$ 224,246	$ 72,153	$ 296,399

The reimbursable amount allocated to purchased non-credit-impaired loans is a result of the uncertainty of collections on loans currently performing.

10-Q Index

The following table presents information regarding the preliminary estimates of the contractually required payments receivable, the cash flows expected to be collected, and the estimated fair value of the loans acquired in the Broadway and New Century transactions, as of the closing dates for those transactions (in thousands):

	Broadway		New Century
	April 23, 2010		April 23, 2010
	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans
Contractually required payments (principal and interest)
Commercial related loans	$ 625,266	$ 203,795	$ 279,201	$ 132,294
Other loans	685	919	786	8,301
Total	$ 625,951	$ 204,714	$ 279,987	$ 140,595

Cash flows expected to be collected (principal and interest)
Commercial related loans	$ 377,153	$ 152,952	$ 182,181	$ 113,099
Other loans	286	785	549	7,003
Total	$ 377,439	$ 153,737	$ 182,730	$ 120,102

Fair value of loans acquired
Commercial related loans	$ 313,758	$ 135,717	$ 165,781	$ 95,238
Other loans	188	415	493	5,869
Total	$ 313,946	$ 136,132	$ 166,274	$ 101,107

These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.  At June 30, 2010, a majority of the purchased credit-impaired loans were valued based on the liquidation value of the underlying collateral.  There was no allowance for credit losses related to these purchased credit-impaired loans at June 30, 2010.  Certain amounts related to the purchased loans are preliminary estimates.  The Company expects to finalize its analysis of these loans within twelve months of the acquisition dates and, therefore, adjustments to the estimated amounts may occur.

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

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the six months ended June 30, 2010 or 2009.  Goodwill is tested for impairment at the reporting unit level.  A reporting unit is a majority owned subsidiary of the Company for which discrete financial information is available and regularly reviewed by management.

The following table presents the changes in the carrying amount of goodwill during the six months ended June 30, 2010 and the year ended December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Balance at the beginning of the period	$ 387,069	$ 387,069
Goodwill from business combinations	2,267	-
Balance at the end of period	$ 389,336	$ 387,069

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had, as of June 30, 2010, a remaining weighted average amortization period of approximately five years.

10-Q Index

The following table presents the changes during the six months ended June 30, 2010 in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of June 30, 2010 (in thousands):

June 30,
2010
Balance at beginning of period	$ 37,708
Amortization expense	(3,015)
Other intangibles from business combinations	-
Balance at end of period	$ 34,693

Gross carrying amount	$ 67,895
Accumulated amortization	(33,202)
Net book value	$ 34,693

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2010	$ 3,018
2011	5,212
2012	4,589
2013	4,152
2014	3,245
Thereafter	14,477
$ 34,693

NOTE 8.                      NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASC Topic 310 “Receivables.”  New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The provisions of the new authoritative guidance under ASC Topic 310 will be effective in the reporting period ending December 31, 2010.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the Allowance; the adoption will have no impact on the Company’s statements of income and condition.

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

10-Q Index

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Total cost of share-based payment plans during the period	$ 1,288	$ 1,148	$ 2,530	$ 2,397

Amount of related income tax benefit recognized in income	$ 495	$ 440	$ 972	$ 917

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In April 2007, the Omnibus Plan was modified to add 2,250,000 authorized shares for a total of 6,000,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Grants under the Omnibus Plan can be in the form of options intended to be incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash awards.  As of June 30, 2010, there were 800,232 shares available for grant, of which 432,397 shares can be utilized for restricted stock, restricted stock units, performance shares, performance units or other stock-based awards.

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

10-Q Index

The following table provides additional information about options outstanding for the six months ended June 30, 2010:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(In thousands)

Options outstanding as of December 31, 2009	3,197,721	$ 28.95
Granted	11,503	$ 20.09
Exercised	(32,230)	$ 8.18
Expired or cancelled	(14,542)	$ 39.58
Forfeited	(14,633)	$ 27.31
Options outstanding as of June 30, 2010	3,147,819	$ 29.09	5.24	$ 1,131

Options exercisable as of June 30, 2010	1,474,997	$ 29.16	2.73	$ 504

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

The following assumptions were used for options granted during the six month period ended June 30, 2010:

June 30,
2010
Expected volatility	48.15%
Risk free interest rate	1.87%
Dividend yield	1.00%
Expected life	4 years

Weighted average fair value per option of options granted during the period	$ 7.43

The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $377 thousand and $82 thousand, respectively.

The following is a summary of changes in nonvested shares of restricted stock and nonvested restricted stock units for the six months ended June 30, 2010:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Shares Outstanding at December 31, 2009	526,646	$ 16.19
Granted	21,371	20.98
Vested	(32,289)	24.92
Cancelled	(5,956)	18.44
Shares Outstanding at June 30, 2010	509,772	$ 15.82

Effective January 1, 2010, the Company began issuing shares of common stock under the Omnibus Plan as Salary Stock, classified as other stock based awards, to certain executive officers.  This stock is fully vested as of the grant date and the related expense is included in salaries and employee benefits on the Consolidated Statements of Operations.  Salary Stock holders have all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends that may be paid thereon.  As a condition of receiving the Salary Stock, the holders entered into agreements with the Company providing that they may not sell or otherwise transfer the shares of Salary Stock for two years, except in the event of disability or death.  During the six months ended June 30, 2010, the Company issued 8,378 shares of Salary Stock at a weighted average issuance price of $21.76.

10-Q Index

As of June 30, 2010, there was $6.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At June 30, 2010, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was two years.

NOTE 10.                      DEPOSITS

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	June 30,		December 31,
	2010		2009
	Amount	Percent	Amount	Percent

Demand deposit accounts, noninterest bearing	$ 1,604,482	19%	$ 1,552,185	18%
NOW and money market accounts	2,773,306	33%	2,775,468	32%
Savings accounts	618,199	7%	583,783	7%
Certificates of deposit	2,824,075	34%	3,153,309	36%
Public funds deposit accounts	76,863	1%	90,219	1%
Brokered deposit accounts	500,342	6%	528,312	6%
Total	$ 8,397,267	100%	$ 8,683,276	100%

NOTE 11.                      SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30,		December 31,
	2010		2009
	Weighted Average	Amount	Weighted Average	Amount
	Cost		Cost
Customer repurchase agreements	0.40%	$ 298,816	0.50%	$ 223,917
Federal Home Loan Bank advances	3.28%	3,271	3.35%	100,000
	0.43%	$ 302,087	1.38%	$ 323,917

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

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $3.3 million in fixed rate advances at June 30, 2010 and $100.0 million in fixed rate advances at December 31, 2009.  At June 30, 2010, the Company had one fixed rate advance with an effective interest rate of 3.28%.  At June 30, 2010, the advance had a maturity date of June 2011.

NOTE 12.                      LONG-TERM BORROWINGS

The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $198.9 million and $219.9 million at June 30, 2010 and December 31, 2009, respectively.  As of June 30, 2010, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.26% to 5.87%.  At June 30, 2010, the advances had maturities ranging from July 2011 to April 2035.

10-Q Index

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  The Company may also pledge certain investment securities as collateral for advances based on market value.  As of June 30, 2010 and December 31, 2009, the Company had $479.6 million and $464.8 million, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances.  Additionally, as of June 30, 2010 and December 31, 2009, the Company had $52.9 million and $38.2 million, respectively, of investment securities pledged as collateral for long-term advances from the Federal Home Loan Bank.

The Company had notes payable to banks totaling $16.9 million and $20.7 million at June 30, 2010 and December 31, 2009, respectively, which as of June 30, 2010, were accruing interest at rates ranging from 3.90% to 10.00%.  Lease investments includes equipment with an amortized cost of $24.4 million and $27.8 million at June 30, 2010 and December 31, 2009, respectively, that is pledged as collateral on these notes.

As of June 30, 2010, the Company had a $40 million ten-year structured repurchase agreement which is non-putable until 2011, with an interest rate paid by the Company that floats at 3-month LIBOR less 37 basis points, repricing quarterly.  The counterparty to the repurchase agreement has a one-time put option in 2011.  If the option is not exercised, the repurchase agreement converts to a fixed rate borrowing at 4.75% for the remaining term, which would expire in 2016.

MB Financial Bank has a $50 million outstanding subordinated debt facility.  Interest is payable at a rate of 3 month LIBOR + 1.70%.  The debt matures on October 1, 2017.

NOTE 13.                      JUNIOR SUBORDINATED NOTES ISSUED TO CAPITAL TRUSTS

The Company has established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrently with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The Company’s outstanding trust preferred securities qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

10-Q Index

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2010 (in thousands):

	Coal City	MB Financial	MB Financial (4)	MB Financial (4)
	Capital Trust I	Capital Trust II	Capital Trust III	Capital Trust IV
Junior Subordinated Notes:
Principal balance	$ 25,774	$ 36,083	$ 10,310	$ 20,619
Annual interest rate	3-mo LIBOR +1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	September 15, 2010	September 23, 2011	September 15, 2011

Trust Preferred Securities:
Face Value	$ 25,000	$ 35,000	$ 10,000	$ 20,000
Annual distribution rate	3-mo LIBOR +1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly
	MB Financial (4)	MB Financial	FOBB (2) (3) (5)	FOBB (2) (5)
	Capital Trust V	Capital Trust VI	Capital Trust I	Capital Trust III
Junior Subordinated Notes:
Principal balance	$ 30,928	$ 23,196	$ 6,186	$ 5,155
Annual interest rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	10.60%	3-mo LIBOR +2.80%
Stated maturity date	December 15, 2037	October 30, 2037	September 7, 2030	January 23, 2034
Call date	December 15, 2012	October 30, 2012	September 7, 2010	January 23, 2009

Trust Preferred Securities:
Face Value	$ 30,000	$ 22,500	$ 6,000	$ 5,000
Annual distribution rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	10.60%	3-mo LIBOR +2.80%
Issuance date	September 2007	October 2007	September 2000	December 2003
Distribution dates (1)	Quarterly	Quarterly	Semi-annual	Quarterly

(1)	All distributions are cumulative and paid in cash.
(2)	Amount does not include purchase accounting adjustments totaling a premium of $354 thousand associated with FOBB Capital Trust I and III.
(3)	Callable at a premium through 2020.
(4)	Callable at a premium through 2011.
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

10-Q Index

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

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps with aggregate notional amounts of $9.8 million at June 30, 2010.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income and other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives, including foreign currency forward contracts, to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.  The notional amounts and fair values of open foreign currency forward contracts were not significant at June 30, 2010 and December 31, 2009.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable at June 30, 2010 was approximately $30 thousand and the net amount receivable at December 31, 2009 was approximately $92 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At June 30, 2010, the Company's credit exposure relating to interest rate swaps was approximately $19.9 million.

The Company’s derivative financial instruments are summarized below as of June 30, 2010 and December 31, 2009 (dollars in thousands):

		June 30, 2010					December 31, 2009
				Weighted Average
	Balance Sheet	Notional	Estimated	Years to	Receive	Pay	Notional	Estimated
	Location	Amount	Fair Value	Maturity	Rate	Rate	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	Other liabilities	$ 9,797	$ (728)	3.0	2.47%	6.23%	$ 10,112	$ 581

Non-hedging derivative instruments (2)
Pay fixed/receive variable swaps	Other liabilities	283,114	(19,305)	5.6	2.11%	5.34%	255,643	(12,673)
Pay variable/receive fixed swaps	Other assets	283,114	19,305	5.6	5.34%	2.11%	265,643	12,752
Total portfolio swaps		$ 576,025	$ (728)	5.6	3.70%	3.77%	$ 531,398	$ 660

(1) Hedged fixed-rate commercial real estate loans
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows (dollars in thousands):

Location of Gain
	Recognized in Income on	Three Months Ended		Six Months Ended
	Derivatives	June 30,		June 30,
		2010	2009	2010	2009

Interest rate swaps	Other income	$ 1	$ 256	$ 1	$ 303

10-Q Index

Amounts included in the consolidated statements of income related to non-hedging derivative instruments were as follows (dollars in thousands):

Location of Gain or (Loss)
	Recognized in Income on	Three Months Ended		Six Months Ended
	Derivatives	June 30,		June 30,
		2010	2009	2010	2009

Interest rate swaps	Other income	$ -	$ 1	$ (79)	$ (7)

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

At June 30, 2010 and December 31, 2009, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contract Amount
	June 30,	December 31,
	2010	2009
Commitments to extend credit:
Home equity lines	$ 336,303	$ 330,856
Other commitments	1,073,653	1,135,137

Letter of credit:
Standby	122,639	136,250
Commercial	2,702	1,233

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer's needs.  As of June 30, 2010, the longest maturity for any standby letter of credit was December 31, 2015.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

Of the $125.3 million in letter of credit commitments outstanding at June 30, 2010, approximately $47.5 million of the letters of credit have been issued or renewed since December 31, 2009.

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

10-Q Index

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company's market area.  As of June 30, 2010, approximately 30% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of June 30, 2010. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers.

Contingencies:  In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company’s consolidated financial statements.

As of June 30, 2010, the Company had approximately $29.3 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches and commitments to purchase branch facilities related to our FDIC transactions.

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

10-Q Index

Financial Instruments Recorded at Fair Value on a Recurring Basis

Securities Available for Sale. The fair values of securities available for sale are determined by quoted prices in active markets, when available, and classified as Level 1.  If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities and classified as Level 2.  In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level 3 inputs.

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

Derivatives.  Currently, we use interest rate swaps to manage our interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative and classified as Level 2.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including LIBOR rate curves.  We also obtain dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations.

10-Q Index

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2010
Financial assets
Securities available for sale:
U.S. government sponsored agencies and enterprises	$ 49,142	$ -	$ 49,142	$ -
States and political subdivisions	377,105	-	377,105	-
Residential mortgage-backed securities	1,326,432	-	1,325,009	1,423
Corporate bonds	6,356	-	-	6,356
Equity securities	10,172	10,172	-	-
Assets held in trust for deferred compensation	5,999	5,999	-	-
Derivative financial instruments	19,305	-	19,305	-
Financial liabilities
Other liabilities (1)	5,999	5,999	-	-
Derivative financial instruments	20,033	-	20,033	-

December 31, 2009
Financial assets
Securities available for sale:
U.S. government sponsored agencies and enterprises	$ 70,239	$ -	$ 70,239	$ -
States and political subdivisions	380,234	5,157	375,077	-
Residential mortgage-backed securities	2,377,051	105,828	2,269,691	1,532
Corporate bonds	11,395	-	5,030	6,365
Equity securities	4,314	4,314	-	-
Assets held in trust for deferred compensation	5,785	5,785	-	-
Derivative financial instruments	12,752	-	12,752	-
Financial liabilities
Other liabilities (1)	5,785	5,785	-	-
Derivative financial instruments	12,092	-	12,092	-

(1) Liabilities associated with assets held in trust for deferred compensation

At December 31, 2009, the Company measured $105.8 million of residential mortgage-backed securities using Level 1 inputs.  At June 30, 2010, quoted prices in active markets for these securities were not available, as the December 31, 2009 quoted prices were based on recent Company transactions.  Therefore, these securities were measured using Level 2 inputs at June 30, 2010.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended	Year Ended
(in thousands)	June 30, 2010	December 31, 2009

Balance, beginning of period	$ 7,897	$ 1,630
Transfer into Level 3	-	6,283
Net unrealized losses	-	(16)
Principal payments	(118)	-
Impairment charge	-	-
	$ 7,779	$ 7,897

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

10-Q Index

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired loans, the Company obtains a current independent appraisal of loan collateral.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For a majority of impaired loans with an appraisal more than 6 months old, the Company further discounts market prices by 10% to 20%.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2010 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Impaired loans	$ 268,228	$ -	$ -	$ 268,228
Foreclosed assets	119,193	-	-	119,193

Assets measured at fair value on a nonrecurring basis as of December 31, 2009 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Impaired loans	$ 205,657	$ -	$ -	$ 205,657
Foreclosed assets	55,470	-	-	55,470
Non-financial long-lived assets	2,656	-	-	2,656

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

10-Q Index

The following methods and assumptions were used by the Company in estimating the fair values of its other financial instruments:

Cash and due from banks and interest bearing deposits with banks: The carrying amounts reported in the balance sheet approximate fair value.

Non-marketable securities – FHLB and FRB Stock: The carrying amounts reported in the balance sheet approximate fair value.

Loans: The fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

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

10-Q Index

The estimated fair values of financial instruments are as follows (in thousands):

	June 30,		December 31,
	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$ 115,450	$ 115,450	$ 136,763	$ 136,763
Interest bearing deposits with banks	262,828	262,828	265,257	265,257
Investment securities available for sale	1,769,207	1,769,207	2,843,233	2,843,233
Non-marketable securities - FHLB and FRB stock	78,807	78,807	70,361	70,361
Loans, net	6,823,362	6,782,169	6,347,475	6,242,972
Accrued interest receivable	38,632	38,632	40,492	40,492
Derivative financial instruments	19,305	19,305	12,752	12,752

Financial Liabilities:
Non-interest bearing deposits	$ 1,604,482	$ 1,604,482	$ 1,552,185	$ 1,552,185
Interest bearing deposits	6,792,785	6,821,535	7,131,091	7,011,987
Short-term borrowings	302,087	294,633	323,917	313,209
Long-term borrowings	306,569	320,188	331,349	340,514
Junior subordinated notes issued to capital trusts	158,605	88,762	158,677	92,414
Accrued interest payable	9,162	9,162	11,651	11,651
Derivative financial instruments	20,033	20,033	12,092	12,092

Off-balance-sheet instruments:
Loan commitments and standby letters of credit	$ -	$ 1,830	$ -	$ 1,994

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

10-Q Index

During the six months ended June 30, 2010, the Company issued approximately 2.6 million shares of common stock pursuant to the Company’s Dividend Reinvestment and Stock Purchase Plan, which increased capital for the Company by approximately $55.8 million.

10-Q Index

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of MB Financial, Inc.’s financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.  The words “the Company,” “we,” “our” and “us” refer to MB Financial, Inc. and its majority owned subsidiaries, unless we indicate otherwise.

Overview

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses.  The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  The provision for loan losses reflects the amount that we believe is adequate to cover potential credit losses in our loan portfolio.  Additionally, our net income is affected by other income and other expenses.  For the six month period under report, other income consisted of loan service fees, deposit service fees, net lease financing income, brokerage fees, asset management and trust fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net losses on sale of other assets, acquisition related gains, and other operating income.  Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, FDIC insurance premiums, and other operating expenses.  Our net income also is affected by discontinued operations, which for the periods under report represents the results of operations from our merchant card processing business, which we sold during the third quarter of 2009.  We entered into a revenue sharing agreement with the purchaser of that business to offer merchant card processing services to our bank customers on a going forward basis.  The impact on our earnings per share and operating results from the sale of our merchant card processing business subsequent to the sale of that business, including income we have earned under the revenue sharing agreement, has been immaterial, and we expect that will continue to be the case in future periods.  Additionally, dividends on preferred shares reduce net income available to common shareholders.

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

The Company had net income of $12.1 million and net income available to common shareholders of $9.5 million for the second quarter of 2010, compared to a net income of $4.3 million and a net income available to common shareholders of $1.7 million for the second quarter of 2009.  Our 2010 second quarter results generated an annualized return on average assets of 0.46% and an annualized return on average common equity of 3.31%, compared to 0.20% and 0.81%, respectively, for the same period in 2009.  Fully diluted income per common share for the second quarter of 2010 was $0.18 compared to $0.05 per common share for the second quarter of 2009.  The results for the second quarter of 2010 include a gain of $51.0 million, based on preliminary estimates, from the Broadway Bank FDIC-assisted transaction completed during the quarter, as described below.

Recent Legislation Impacting the Financial Services Industry

On July 21 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and certain others, including the examination and enforcement powers with respect to any bank with more than $10 billion in assets, such as MB Financial Bank, and its affiliates.

•
Restrict the preemption of state consumer financial protection law by federal law and disallow subsidiaries and affiliates of national banks, such as MB Financial Bank, from availing themselves of such preemption.

•	Require new capital rules and apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

10-Q Index

•
Require the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks, such as MB Financial Bank, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•	Require publicly-traded bank holding companies with assets of $10 billion or more, such as the Company, to establish a risk committee responsible for enterprise-wide risk management practices.

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated average assets less tangible capital.

•
Increase the minimum ratio of net worth to insured deposits of the Deposit Insurance Fund from 1.15% to 1.35% and require the FDIC, in setting assessments, to offset the effect of the increase on institutions with assets of less than $10 billion.  As a result, this increase is generally expected to impose more deposit insurance cost on institutions with assets of $10 billion or more.

•	Provide for new disclosure and other requirements relating to executive compensation and corporate governance.

•
Make permanent the $250 thousand limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•
Give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as MB Financial Bank, having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•	Increase the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries.

•	Require all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

•	Restrict proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally. Provisions in the legislation that affect deposit insurance assessments, and payment of interest on demand deposits could increase the costs associated with deposits. Provisions in the legislation that require revisions to the capital requirements of the Company and MB Financial Bank could require the Company and MB Financial Bank to seek additional sources of capital in the future.

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

10-Q Index

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At June 30, 2010, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $58.3 million.  See Note 1 and Note 7 of the notes to our December 31, 2009 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2009 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of June 30, 2010, the amount of uncertain tax positions was not significant.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of June 30, 2010, the Company did not have a significant amount of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

During the six months ended June 30, 2010 and the year ended December 31, 2009, the Company completed FDIC-assisted transactions.  The Company recorded assets and liabilities at the estimated fair value as of the acquisition dates.  See Note 2 of the Consolidated Financial Statements for additional information.

10-Q Index

Results of Operations

Second Quarter Results

The Company had net income of $12.1 million and net income available to common shareholders of $9.5 million for the second quarter of 2010, compared to net income of $4.3 million and net income available to common shareholders of $1.7 million for the second quarter of 2009.  The results for the second quarter of 2010 generated an annualized return on average assets of 0.46% and an annualized return on average common equity of 3.31%, compared to 0.20% and 0.81%, respectively, for the same period in 2009.  The results for the second quarter of 2010 include a gain of $51.0 million, based on preliminary estimates, from the Broadway Bank FDIC-assisted transaction completed during the quarter, as described below.

Net interest income was $87.7 million for the three months ended June 30, 2010, an increase of $28.3 million, or 47.6%, from $59.4 million for the comparable period in 2009.  See "Net Interest Margin" section below for further analysis.

Provision for loan losses was $85.0 million in the second quarter of 2010 as compared to $27.1 million in second quarter of 2009.  Net charge-offs were $67.2 million in the quarter ended June 30, 2010, compared to $25.0 million in the quarter ended June 30, 2009.

Overall, the business environment has been adverse for an extended period of time for many households and businesses in the United States, including those in the Chicago metropolitan area.  The business environment began to significantly deteriorate beginning in the third quarter of 2008 and continued deteriorating through and including the second quarter of 2010.  As a result of the worsening economy, many borrowers’ cash flows have declined due to higher vacancy rates and lower product demand.  Additionally, the values of real estate securing our loans have declined over this extended period.  These factors have caused us to increase our reserves for losses on impaired and potential problem loans.

See “Asset Quality” below for further analysis of the allowance for loan losses.

Other Income (in thousands):

	Three Months Ended
	June 30,	June 30,	Increase/	Percentage
	2010	2009	(Decrease)	Change
Other income:
Loan service fees	$ 2,042	$ 1,782	$ 260	15%
Deposit service fees	9,461	6,978	2,483	36%
Lease financing, net	5,026	4,473	553	12%
Brokerage fees	1,129	1,252	(123)	(10%)
Asset management and trust fees	3,536	3,262	274	8%
Net gain on sale of investment securities	2,304	4,093	(1,789)	(44%)
Increase in cash surrender value of life insurance	706	670	36	5%
Net loss on sale of other assets	(99)	(38)	(61)	161%
Acquisition related gain	50,986	-	50,986	NM
Other operating income	5,156	2,453	2,703	110%
Total other income	$ 80,247	$ 24,925	$ 55,322	222%

Other income increased for the second quarter of 2010 compared to the second quarter of 2009, primarily due to a gain recognized on the Broadway FDIC-assisted transaction completed during the second quarter of 2010, totaling $51.0 million.  The gain is based on preliminary estimates and is subject to change as more information becomes available.  See Note 2 of the Consolidated Financial Statements for additional information. Deposit service fees increased primarily due to an increase in commercial deposit fees related to the treasury management business acquired in the Corus transaction during the second half of 2009, and an increase in NSF and overdraft fees related to the FDIC-assisted transactions completed during the second half of 2009.  Net lease financing increased primarily due to an increase in the sales of third party equipment maintenance to customers.  Other operating income increased primarily due to accretion on the FDIC indemnification asset, as a result of our Broadway and New Century transactions.  Additionally, other income was impacted by a net gain on sale of investment securities of $2.3 million in the second quarter of 2010 compared to a net gain on sale of investment securities of $4.1 million in the second quarter of 2009.

10-Q Index

Other Expense (in thousands):

	Three Months Ended
	June 30,	June 30,	Increase /	Percentage
	2010	2009	(Decrease)	Change

Other expense:
Salaries and employee benefits	$ 37,104	$ 29,188	$ 7,916	27%
Occupancy and equipment expense	8,928	7,151	1,777	25%
Computer services expense	3,322	2,013	1,309	65%
Advertising and marketing expense	1,639	892	747	84%
Professional and legal expense	1,370	1,120	250	22%
Brokerage fee expense	420	575	(155)	(27%)
Telecommunication expense	964	744	220	30%
Other intangibles amortization expense	1,505	997	508	51%
FDIC insurance premiums	3,833	6,789	(2,956)	(44%)
Other operating expenses	7,141	5,039	2,102	42%
Total other expenses	$ 66,226	$ 54,508	$ 11,718	21%

Other expense increased from the second quarter of 2009 to the second quarter of 2010, primarily due to the FDIC-assisted transactions completed during the second quarter of 2010 and the second half of 2009.  See Note 2 of the Consolidated Financial Statements for additional information.  The FDIC-assisted transactions completed during the second quarter of 2010 and the second half of 2009 increased salaries and employee benefits expense, occupancy and equipment expense, computer services expense, other intangibles amortization expense and FDIC insurance premiums by approximately $5.0 million, $1.5 million, $1.1 million, $517 thousand and $863 thousand, respectively.  The FDIC-assisted transactions completed during the second quarter of 2010 and the second half of 2009 increased total other expense from the second quarter of 2009 to the second quarter of 2010 by approximately $9.8 million.  Salaries and employee benefits also increased due to an increase in healthcare expense and additional loan workout staff added from the second quarter of 2009 to the second quarter of 2010.  During the second quarter of 2009, the FDIC imposed a special premium on all insured depository institutions based on assets as of June 30, 2009.  The special premium increased FDIC insurance premiums for the second quarter of 2009 by $3.9 million.  Additionally, other operating expenses increased due to OREO and non-performing loan related expense.  As noted above, the Dodd-Frank Act mandates changes to the deposit insurance assessment system that generally will result in an increase in assessments for institutions with assets in excess of $10.0 billion, including MB Financial Bank.

Income Taxes

The Company had an income tax expense of $4.6 million for the three months ended June 30, 2010 compared to an income tax benefit of $1.5 million for the same period in 2009.  The increase in income tax expense from the second quarter of 2009 to the second quarter of 2010 was due to an increase in our pre-tax income.

Year-To-Date Results

The Company had net income of $13.0 million and net income available to common shareholders of $7.9 million for the first six months of 2010, compared to a net loss of $23.8 million and a net loss available to common shareholders of $28.9 million for the first six months of 2009.  The results for the first six months of 2010 generated an annualized return on average assets of 0.25% and an annualized return on average common equity of 1.41%, compared to (0.55%) and (6.70%), respectively, for the same period in 2009.

Net interest income was $168.5 million for the six months ended June 30, 2010, an increase of $53.1 million, or 46.0%, from $115.4 million for the comparable period in 2009.  See "Net Interest Margin" section below for further analysis.

Provision for loan losses was $132.2 million in the first six months of 2010 compared to $116.8 million in first six months of 2009.  Net charge-offs were $113.7 million in the six months ended June 30, 2010, compared to $79.4 million in the six months ended June 30, 2009.

Overall, the business environment has been adverse for an extended period of time for many households and businesses in the United States, including those in the Chicago metropolitan area.  The business environment began to significantly deteriorate beginning in the third quarter of 2008 and continued deteriorating through and including the second quarter of 2010.  As a result of the worsening economy, many borrowers’ cash flows have declined due to higher vacancy rates and lower product demand.  Additionally, the values of real estate securing our loans have declined over this extended period.  These factors have caused us to increase our reserves for losses on impaired and potential problem loans.

10-Q Index

See “Asset Quality” below for further analysis of the allowance for loan losses.

Other Income (in thousands):

	Six Months Ended
	June 30,	June 30,	Increase/	Percentage
	2010	2009	(Decrease)	Change
Other income:
Loan service fees	$ 3,326	$ 3,625	$ (299)	(8%)
Deposit service fees	18,309	13,377	4,932	37%
Lease financing, net	9,646	8,792	854	10%
Brokerage fees	2,374	2,330	44	2%
Asset management and trust fees	6,871	6,077	794	13%
Net gain on sale of investment securities	9,170	13,787	(4,617)	(33%)
Increase in cash surrender value of life insurance	1,377	1,126	251	22%
Net loss on sale of other assets	(88)	(37)	(51)	138%
Acquisition related gain	50,986	-	50,986	NM
Other operating income	4,994	4,250	744	18%
Total other income	$ 106,965	$ 53,327	$ 53,638	101%

Other income increased for the first six months of 2010 compared to the first six months of 2009, primarily due to a gain recognized on the Broadway FDIC-assisted transaction during the six months ended June 30, 2010, totaling $51.0 million, based on preliminary estimates.  See Note 2 of the Consolidated Financial Statements for additional information.  Deposit service fees increased primarily due to an increase in commercial deposit fees related to the treasury management business acquired in the Corus transaction during the second half of 2009, and an increase in NSF and overdraft fees related to the FDIC-assisted transactions.  Net lease financing increased primarily due to an increase in the sales of third party equipment maintenance to customers.  Trust and asset management fees increased primarily due to an increase in assets under management, as a result of organic growth and an increase in the market value of assets under management.  Other operating income increased primarily due to accretion on the FDIC indemnification asset, as a result of our Broadway and New Century transactions, partially offset by a net loss recognized on other real estate owned of $3.2 million for the six months ended June 30, 2010, compared with a net gain recognized on other real estate owned of $278 thousand for the six months ended June 30, 2009.  Additionally, other income was impacted by a net gain on sale of investment securities of $9.2 million for the six months ended June 30, 2010, compared with a net gain on sale of investment securities of $13.8 million for the six months ended June 30, 2009.

Other Expense (in thousands):

	Six Months Ended
	June 30,	June 30,	Increase /	Percentage
	2010	2009	(Decrease)	Change

Other expense:
Salaries and employee benefits	$ 70,526	$ 56,067	$ 14,459	26%
Occupancy and equipment expense	18,107	14,833	3,274	22%
Computer services expense	5,850	4,300	1,550	36%
Advertising and marketing expense	3,272	2,206	1,066	48%
Professional and legal expense	2,448	2,089	359	17%
Brokerage fee expense	882	968	(86)	(9%)
Telecommunication expense	1,872	1,494	378	25%
Other intangibles amortization expense	3,015	1,875	1,140	61%
FDIC insurance premiums	7,797	9,457	(1,660)	(18%)
Other operating expenses	14,369	10,231	4,138	40%
Total other expenses	$ 128,138	$ 103,520	$ 24,618	24%

10-Q Index

Other expense increased from the first six months of 2009 to the first six months of 2010, primarily due to the FDIC-assisted transactions completed within the last twelve months.  See Note 2 of the Consolidated Financial Statements for additional information.  The FDIC-assisted transactions completed within the last twelve months, increased salaries and employee benefits expense, occupancy and equipment expense, computer services expense, other intangibles amortization expense, FDIC insurance premiums and other operating expenses by approximately $8.5 million, $3.0 million, $1.6 million, $1.1 million, $1.8 million and $1.2 million, respectively.  The FDIC-assisted transactions completed within the last twelve months increased total other expense from the six months ended June 30, 2009 to the six months ended June 30, 2010 by approximately $18.6 million.  Salaries and employee benefits expense also increased due to an increase in healthcare expense and additional loan workout staff added from June 30, 2009 to June 30, 2010.  Additionally, other operating expenses increased due to OREO and non-performing loan related expense.  As noted above, the special premium assessed by the FDIC during the six months ended June 30, 2009, increased FDIC insurance premiums by $3.9 million.

Income Taxes

The Company had an income tax expense of $2.1 million for the first six months ended June 30, 2010 compared to an income tax benefit of $27.5 million for the same period in 2009.  The increase in income tax expense from the six months ended June 30, 2009 to the six months ended June 30, 2010 was due to an increase in our pre-tax income.

10-Q Index

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended June 30,
	2010			2009
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$ 6,717,705	$ 94,187	5.62%	$ 6,361,884	$ 82,102	5.18%
Loans exempt from federal income taxes (4)	125,018	2,311	7.31	79,166	1,290	6.45
Taxable investment securities	1,633,167	12,154	2.98	695,449	6,978	4.01
Investment securities exempt from federal income taxes (4)	358,192	5,236	5.78	405,748	5,840	5.69
Other interest bearing deposits	252,262	185	0.29	197,218	149	0.30
Total interest earning assets	9,086,344	$ 114,073	5.04	7,739,465	$ 96,359	4.99
Non-interest earning assets	1,498,378			961,501
Total assets	$ 10,584,722			$ 8,700,966

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 2,745,286	$ 3,904	0.57%	$ 1,691,868	$ 3,841	0.91%
Savings deposits	609,378	487	0.32	447,392	461	0.41
Time deposits	3,476,011	15,892	1.83	3,349,754	24,675	2.95
Short-term borrowings	272,658	264	0.39	480,033	1,256	1.05
Long-term borrowings and junior subordinated notes	471,316	3,213	2.70	514,810	4,242	3.26
Total interest bearing liabilities	7,574,649	$ 23,760	1.26	6,483,857	$ 34,475	2.13
Non-interest bearing deposits	1,552,813			1,074,567
Other non-interest bearing liabilities	113,097			95,592
Stockholders' equity	1,344,163			1,046,950
Total liabilities and stockholders' equity	$ 10,584,722			$ 8,700,966
Net interest income/interest rate spread (5)		$ 90,313	3.78%		$ 61,884	2.86%
Taxable equivalent adjustment		2,642			2,495
Net interest income, as reported		$ 87,671			$ 59,389
Net interest margin (6)			3.87%			3.08%
Tax equivalent effect			0.12%			0.13%
Net interest margin on a fully tax equivalent basis (6)			3.99%			3.21%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $1.5 million and $1.4 million for the three months ended June 30, 2010 and 2009, respectively.
(3)	Loans held for sale are included in the average loan balance listed. Related interest income is included in loan interest income.
(4)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(5)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income was $87.7 million for the three months ended June 30, 2010, an increase of $28.3 million, or 47.6% from $59.4 million for the comparable period in 2009.  The increase in net interest income was due to a higher level of interest earning assets and a significant improvement in our net interest margin. Interest earning assets increased largely due to our FDIC-assisted transactions completed within the last twelve months.  See Note 2 of the Consolidated Financial Statements for additional information.  Our net interest margin increased due to a decrease in our cost of funds, related to certificates of deposit repricing lower and our deposit mix shifting from higher rate deposits to lower rate deposits, and improved credit spreads on new and renewed loans.  Our non-performing loans reduced our net interest margin during the second quarter of 2010 and the second quarter of 2009 by approximately 21 basis points and 20 basis points, respectively.  As noted above, the Dodd-Frank Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011. Although the ultimate impact of this legislation on the Company has not yet been determined, the Company expects interest costs associated with demand deposits to increase as a result of competitor responses to this change.

10-Q Index

The following table represents, for the period indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultants costs, expressed both in dollars and rates (dollars in thousands):

	Six Months Ended June 30,
	2010			2009
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$ 6,522,545	$ 175,186	5.42%	$ 6,294,830	$ 162,734	5.21%
Loans exempt from federal income taxes (4)	120,737	4,446	7.32	79,812	2,617	6.52
Taxable investment securities	1,964,777	32,120	3.27	819,338	17,294	4.22
Investment securities exempt from federal income taxes (4)	359,418	10,510	5.82	408,981	11,802	5.74
Federal funds sold	710	2	0.56	-	-	-
Other interest bearing deposits	188,635	276	0.30	196,167	279	0.29
Total interest earning assets	9,156,822	$ 222,540	4.90	7,799,128	$ 194,726	5.03
Non-interest earning assets	1,311,020			946,737
Total assets	$ 10,467,842			$ 8,745,865

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 2,727,103	$ 7,533	0.56%	$ 1,606,160	$ 7,789	0.98%
Savings deposits	597,569	937	0.32	420,678	775	0.37
Time deposits	3,477,892	33,185	1.92	3,513,976	53,992	3.10
Short-term borrowings	263,101	609	0.47	506,308	2,802	1.12
Long-term borrowings and junior subordinated notes	477,592	6,552	2.73	525,440	8,904	3.37
Total interest bearing liabilities	7,543,257	$ 48,816	1.31	6,572,562	$ 74,262	2.28
Non-interest bearing deposits	1,503,810			1,017,683
Other non-interest bearing liabilities	106,810			93,419
Stockholders' equity	1,313,965			1,062,201
Total liabilities and stockholders' equity	$ 10,467,842			$ 8,745,865
Net interest income/interest rate spread (5)		$ 173,724	3.59		$ 120,464	2.75%
Taxable equivalent adjustment		5,235			5,047
Net interest income, as reported		$ 168,489			$ 115,417
Net interest margin (6)			3.71%			2.98%
Tax equivalent effect			0.12%			0.13%
Net interest margin on a fully tax equivalent basis (6)			3.83%			3.11%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $2.6 million and $2.7 million for the six months ended June 30, 2010 and 2009, respectively.
(3)	Loans held for sale are included in the average loan balance listed. Related interest income is included in loan interest income.
(4)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(5)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income was $168.5 million for the first six months ended June 30, 2010, an increase of $53.1 million, or 46.0% from $115.4 million for the comparable period in 2009.  The increase in net interest income was due to a higher level of interest earning assets and a significant improvement in our net interest margin. Interest earning assets increased largely due to our FDIC-assisted transactions completed within the last twelve months.  See Note 2 of the Consolidated Financial Statements for additional information.  Our net interest margin increased due to a decrease in our cost of funds, related to certificates of deposit repricing lower and our deposit mix shifting from higher rate deposits to lower rate deposits, and improved credit spreads on new and renewed loans.  Our non-performing loans reduced our net interest margin during the six months ended June 30, 2010 and the six months ended June 30, 2009 by approximately 19 basis points and 16 basis points, respectively.

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

	Three Months Ended			Six Months Ended
	June 30, 2010 Compared to June 30, 2009			June 30, 2010 Compared to June 30, 2009
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Earning Assets:
Loans	$ 4,591	$ 7,494	$ 12,085	$ 5,686	$ 6,766	$ 12,452
Loans exempt from federal income taxes (1)	829	192	1,021	1,475	354	1,829
Taxable investments securities	7,369	(2,193)	5,176	19,483	(4,657)	14,826
Investment securities exempt from federal income taxes (1)	(694)	90	(604)	(1,447)	155	(1,292)
Federal funds sold	-	-	-	2	-	2
Other interest bearing deposits	40	(4)	36	(11)	8	(3)
Total increase (decrease) in interest income	12,135	5,579	17,714	25,188	2,626	27,814
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	1,833	(1,770)	63	3,989	(4,245)	(256)
Savings deposits	143	(117)	26	290	(128)	162
Time deposits	898	(9,681)	(8,783)	(548)	(20,259)	(20,807)
Short-term borrowings	(404)	(588)	(992)	(992)	(1,201)	(2,193)
Long-term borrowings and junior subordinated notes	(339)	(690)	(1,029)	(760)	(1,592)	(2,352)
Total decrease in interest expense	2,131	(12,846)	(10,715)	1,979	(27,425)	(25,446)
Total increase in net interest income	$ 10,004	$ 18,425	$ 28,429	$ 23,209	$ 30,051	$ 53,260

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets decreased $221.6 million or 2.0% from $10.9 billion at December 31, 2009 to $10.6 billion at June 30, 2010.  Investment securities available for sale decreased $1.1 billion from December 31, 2009 to June 30, 2010 mostly as a result of securities sales, the proceeds of which were used to fund our Broadway transaction and higher rate CD run-off.  Net loans increased by $475.9 million, or 7.5%, to $6.8 billion at June 30, 2010 from $6.3 billion at December 31, 2009.  See “Loan Portfolio” section below for further analysis.  The FDIC indemnification asset and other real estate owned related to FDIC-assisted transactions increased by $254.2 million and $56.4 million, respectively, from December 31, 2009 to June 30, 2010, primarily due to our Broadway and New Century FDIC-assisted transactions.  See Note 2 of the Consolidated Financial Statements for additional information.  Additionally, other assets increased by $74.1 million from December 31, 2009 to June 30, 2010, primarily due to an increase in the Company’s current receivable from the FDIC, as a result of recent charge-offs covered under loss share agreements.

Total liabilities decreased by $318.2 million, or 3.3%, from $9.6 billion at December 31, 2009 to $9.3 billion at June 30, 2010.  Total deposits decreased by $286.0 million or 3.3% to $8.4 billion at June 30, 2010 from $8.7 billion at December 31, 2009.  As noted above, we used a portion of the proceeds from investment security sales to fund our Broadway transaction and higher rate CD run-off during the six months ended June 30, 2010.

Total stockholders’ equity increased $86.6 million, or 6.9%, to $1.3 billion at June 30, 2010 compared to December 31, 2009.  This increase was primarily due to an increase in additional paid-in capital related to the proceeds received pursuant to the Company’s Dividend Reinvestment and Stock Purchase Plan, and partially due to an increase in unrealized gains on investment securities available for sale and our net income from the six months ended June 30, 2010.

10-Q Index

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, as of the dates indicated (dollars in thousands):

	June 30,		December 31,		June 30,
	2010		2009		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial related credits:
Commercial loans	$ 1,315,899	19%	$ 1,387,476	21%	$ 1,411,520	22%
Commercial loans collateralized by assignment of lease payments (lease loans)	992,301	14%	953,452	15%	853,981	13%
Commercial real estate	2,378,272	34%	2,472,520	38%	2,420,227	38%
Construction real estate	496,732	7%	594,482	9%	722,399	11%
Total commercial related credits	5,183,204	74%	5,407,930	83%	5,408,127	84%
Other loans:
Residential real estate	321,665	5%	291,022	4%	273,196	4%
Indirect motorcycle	164,269	2%	156,853	2%	160,364	2%
Indirect automobile	17,914	0%	23,414	1%	29,341	1%
Home equity	389,298	6%	405,439	6%	409,147	6%
Consumer loans	73,436	1%	66,293	1%	61,385	1%
Total other loans	966,582	14%	943,021	14%	933,433	14%
Gross loans excluding covered loans	6,149,786	88%	6,350,951	97%	6,341,560	98%
Covered loans (1)	869,188	12%	173,596	3%	96,629	2%
Gross loans (2)	7,018,974	100%	6,524,547	100%	6,438,189	100%
Allowance for loan losses	(195,612)		(177,072)		(181,356)
Net loans	$ 6,823,362		$ 6,347,475		$ 6,256,833

(1)	Loans subject to loss-share with the FDIC are referred to as “covered loans”.
(2)	Gross loan balances at June 30, 2010, December 31, 2009 and June 30, 2009 are net of unearned income, including net deferred loan fees of $3.4 million, $4.6 million, and $4.4 million, respectively.

10-Q Index

Asset Quality

The following table presents a summary of non-performing assets, excluding loans held for sale, as of the dates indicated (dollar amounts in thousands):

	June 30,	December 31,	June 30,
	2010	2009	2009
Non-performing loans:(1)
Non-accrual loans(3)	$ 343,838	$ 270,839	$ 227,681
Loans 90 days or more past due, still accruing interest	-	477	-
Total non-performing loans	343,838	271,316	227,681

OREO:(2)	43,987	36,711	17,111
Repossessed vehicles	191	333	203
Total non-performing assets	$ 388,016	$ 308,360	$ 244,995

Total allowance for loan losses	195,612	177,072	181,356
Partial charge-offs taken on non-performing loans	142,872	69,359	30,995
Allowance for loan losses, including partial charge-offs	$ 338,484	$ 246,431	$ 212,351

Accruing restructured loans	$ 10,940	$ -	$ -

Total non-performing loans to total loans	4.90%	4.16%	3.54%
Total non-performing assets to total assets	3.65%	2.84%	2.92%
Allowance for loan losses to non-performing loans	56.89%	65.26%	79.65%
Allowance for loan losses to non-performing loans,
including partial charge-offs taken	69.55%	72.34%	82.09%

(1)
This table excludes purchased credit-impaired loans. Purchased credit-impaired loans have evidence of deterioration in credit quality prior to acquisition.  Fair value of these loans as of the acquisition date includes estimates of credit losses.  These loans are accounted for on a pool basis, and the pools are considered to be performing.  This table also excludes loans held for sale.

(2)
This table excludes other real estate owned that is related to our FDIC-assisted transactions.  Other real estate owned related to the Heritage, Benchmark, Broadway, and New Century transactions, which totaled $72.0 million at June 30, 2010 and $15.3 million at December 31, 2009, is subject to the loss-sharing agreements with the FDIC.  Other real estate owned related to the InBank transaction is performing as expected and is therefore excluded from non-performing assets.

(3)	Includes restructured loans on non-accrual status of approximately $6.0 million at June 30, 2010.

The following table represents a summary of OREO in thousands:

June 30,
2010

Balance at December 31, 2009	$ 36,711
Transfers in at fair value less estimated costs to sell	15,405
Fair value adjustments	(2,672)
Net losses on sales of OREO	(452)
Cash received upon disposition	(5,005)
Balance at June 30, 2010	$ 43,987

10-Q Index

The following table presents data related to non-performing loans, excluding purchased credit-impaired loans, by dollar amount and category at June 30, 2010 (dollar amounts in thousands):

	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Consumer Loans	Total Loans
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
$10.0 million or more	1	$ 11,292	3	$ 37,697	-	$ -	$ -	$ 48,989
$5.0 million to $9.9 million	1	8,254	10	68,469	3	17,168	-	93,891
$1.5 million to $4.9 million	6	12,707	14	49,717	14	36,152	1,575	100,151
Under $1.5 million	46	11,732	30	20,648	113	48,668	19,759	100,807
	54	$ 43,985	57	$ 176,531	130	$ 101,988	$ 21,334	$ 343,838

Percentage of individual loan category		1.91%		35.54%		4.29%	2.21%	4.90%

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

The increase in non-performing loans was primarily a result of continued weakening economic conditions discussed above in “Results of Operations – Second Quarter Results”.  Borrowers migrated to higher (worse) risk ratings as economic conditions deteriorated during the six months ending June 30, 2010, especially as reflected in the cash flows from income producing properties and the value of commercial real estate.

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

General Loss Reserve.  We maintain a general loan loss reserve for the four categories of commercial-related loans in our portfolio - commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans.  We use a loan loss reserve model that incorporates the migration of loan risk rating and historical default data over a multi-year period.  Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or any loan committee.  Loans rated one represent those loans least likely to default and a loan rated nine represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  Estimated loan default factors are multiplied by individual loan balances in each risk-rating category and again multiplied by an historical loss given default estimate for each loan type (which incorporates estimated recoveries) to determine an appropriate level of allowance by loan type.  This approach is applied to the commercial, lease, commercial real estate, construction real estate and lease loan components of the portfolio.

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

The general loss reserve was $118.6 million as of June 30, 2010, and $118.5 million as of December 31, 2009.  Reserves on impaired loans are included in the “Specific Reserve” section below.  See additional discussion in “Potential Problem Loans” below.

Specific Reserves.  Our allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

At each quarter end, impaired loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing the loan.  For a majority of impaired loans, the Company obtains a current external appraisal.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  For substantially all impaired loans with an appraisal more than 6 months old, the Company often further discounts market prices by 10% to 20%.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

The total specific reserve component of the allowance was $65.2 million as of June 30, 2010 and $46.0 million as of December 31, 2009.  The increase in specific reserve reflects the increase in impaired loans and continued deterioration in the value of collateral securing impaired loans.  See discussion in “Second Quarter Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

Smaller Balance Homogenous Loans.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one year time horizon.  For improved accuracy, indirect vehicle loan losses are estimated using a combination of our historical loss statistics as well as industry loss statistics.  The reserves for smaller balance homogenous loans totaled $11.8 million at June 30, 2010, and $12.6 million at December 31, 2009.

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

10-Q Index

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Balance at the beginning of period	$ 177,787	$ 179,273	$ 177,072	$ 144,001
Provision for loan losses	85,000	27,100	132,200	116,800
Charge-offs:
Commercial loans	(30,211)	(6,636)	(37,574)	(17,185)
Commercial loans collateralized by assignment
of lease payments (lease loans)	(917)	(1,385)	(1,250)	(4,805)
Commercial real estate loans	(15,002)	(817)	(27,203)	(25,006)
Construction real estate	(22,992)	(14,743)	(48,277)	(29,440)
Residential real estate	(4)	(358)	(463)	(536)
Indirect vehicle	(611)	(759)	(1,728)	(1,824)
Home equity	(1,271)	(953)	(1,899)	(1,557)
Consumer loans	(202)	(132)	(727)	(287)
Total charge-offs	(71,210)	(25,783)	(119,121)	(80,640)
Recoveries:
Commercial loans	2,322	45	3,046	76
Commercial loans collateralized by assignment
of lease payments (lease loans)	96	-	96	-
Commercial real estate loans	177	5	363	23
Construction real estate	1,055	511	1,168	761
Residential real estate	9	28	50	31
Indirect vehicle	344	151	645	262
Home equity	31	20	90	31
Consumer loans	1	6	3	11
Total recoveries	4,035	766	5,461	1,195

Total net charge-offs	(67,175)	(25,017)	(113,660)	(79,445)

Balance	$ 195,612	$ 181,356	$ 195,612	$ 181,356

Total loans, excluding loans held for sale	$ 7,018,974	$ 6,438,189	$ 7,018,974	$ 6,438,189
Average loans, excluding loans held for sale	$ 6,842,723	$ 6,441,050	$ 6,643,282	$ 6,374,642

Ratio of allowance for loan losses to total loans,
excluding loans held for sale	2.79%	2.82%	2.79%	2.82%
Ratio of allowance for loan losses to total loans,
including partial charge-offs, and excluding loans
held for sale	4.73%	3.28%	4.73%	3.28%
Net loan charge-offs to average loans, excluding loans
held for sale (annualized)	3.94%	1.56%	3.45%	2.51%

Net charge-offs increased $34.2 million to $113.7 million in the six months ended June 30, 2010 compared to $79.4 million in the six months ended June 30, 2009.  As noted in “Second Quarter Results,” elevated levels of charge-offs were primarily due to continued weakness of our borrowers’ ability to repay and continued deterioration in the value of collateral securing impaired loans.

Provision for loan losses increased by $15.4 million to $132.2 million in the six months ended June 30, 2010 from $116.8 million in the same period of 2009.  The provisions for loan losses were primarily the result of migration of loans to non-performing status, the deterioration in the value of collateral securing non-performing loans, and an increase in potential problem loans.  See discussion in “Second Quarter Results” and “Year to Date Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

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

Potential Problem Loans

We define potential problem loans as performing loans rated substandard, that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of June 30, 2010, and December 31, 2009 were approximately $321.8 million, and $233.4 million, respectively.

The majority of the increase in potential problem loans was due to the migration to potential problem loan status of commercial real estate loans.  As noted earlier, the increase in potential problem loans was primarily due to declining cash flows for many borrowers as a result of higher vacancy rates and lower product demand during the six months ended June 30, 2010.  See discussion in “Second Quarter Results” and “Year to Date Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

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

10-Q Index

Lease investments by categories follow (in thousands):

	June 30,	December 31,	June 30,
	2010	2009	2009
Direct finance leases:
Minimum lease payments	$ 68,600	$ 69,112	$ 60,930
Estimated unguaranteed residual values	8,617	7,802	7,000
Less: unearned income	(7,317)	(7,684)	(6,924)
Direct finance leases (1)	$ 69,900	$ 69,230	$ 61,006

Leveraged leases:
Minimum lease payments	$ 15,585	$ 20,770	$ 27,410
Estimated unguaranteed residual values	3,662	4,532	4,983
Less: unearned income	(1,535)	(1,950)	(2,844)
Less: related non-recourse debt	(14,833)	(20,717)	(25,976)
Leveraged leases (1)	$ 2,879	$ 2,635	$ 3,573

Operating leases:
Equipment, at cost	$ 241,498	$ 235,092	$ 195,259
Less: accumulated depreciation	(98,354)	(90,126)	(80,689)
Lease investments, net	$ 143,144	$ 144,966	$ 114,570

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $16.9 million at June 30, 2010, $20.7 million at December 31, 2009 and $23.7 million at June 30, 2009.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,369 leases at June 30, 2010 compared to 2,489 leases at December 31, 2009 and 2,089 leases at June 30, 2009.  The average residual value per lease schedule was approximately $25 thousand at June 30, 2010 compared to $22 thousand at December 31, 2009 and $23 thousand at June 30, 2009.  The average residual value per master lease schedule was approximately $181 thousand at June 30, 2010, $177 thousand at December 31, 2009, and $184 thousand at June 30, 2009.

10-Q Index

At June 30, 2010, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
	Finance	Leveraged	Operating
End of initial lease term December 31,	Leases	Leases	Leases	Total
2011	$ 1,579	$ 941	$ 6,644	$ 9,164
2012	2,279	1,261	11,214	14,754
2013	2,139	1,099	10,080	13,318
2014	1,153	345	5,863	7,361
2015	1,187	16	7,746	8,949
2016 & Thereafter	280	-	4,500	4,780
	$ 8,617	$ 3,662	$ 46,047	$ 58,326

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At June 30, 2010		At December 31, 2009		At June 30, 2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Government sponsored agencies and enterprises	$ 48,138	$ 49,142	$ 69,120	$ 70,239	$ 49,753	$ 51,088
States and political subdivisions	359,556	377,105	366,845	380,234	389,041	394,343
Residential mortgage-backed securities	1,301,301	1,326,432	2,382,495	2,377,051	421,172	428,962
Corporate bonds	6,356	6,356	11,400	11,395	6,370	6,370
Equity securities	9,949	10,172	4,280	4,314	3,668	3,707
Debt securities issued by foreign governments	-	-	-	-	250	250
Total	$ 1,725,300	$ 1,769,207	$ 2,834,140	$ 2,843,233	$ 870,254	$ 884,720

The decrease in residential mortgage-backed securities was due to investment security sales during the six months ended June 30, 2010.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash.  Net cash provided by operating activities increased by $111.6 million to $151.6 million for the six months ended June 30, 2010, from the six months ended June 30, 2009.  The increase was primarily due to our results of operations and a net decrease in other assets for the six months ended June 30, 2010 compared to a net increase in other assets for the comparable period in 2009.

Cash flows from investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales, the impact of acquisitions and FDIC-assisted transactions.  Net cash provided by investing activities increased by $482.7 million to $793.5 million for the six months ended June 30, 2010, from the six months ended June 30, 2009.  The increase was primarily due an increase in cash provided by our investment securities.  As noted above, we realized a portion of our unrealized securities gains and used the sale proceeds to fund our Broadway transaction and higher rate CD run-off.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the six months ended June 30, 2010, the Company had net cash flows used in financing activities of $968.8 million, compared to net cash flows used in financing activities of $575.9 million for the six months ended June 30, 2009.  The change in cash flows from financing activities was primarily due to the run-off of higher rate CDs during the six months ended June 30, 2010.

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

10-Q Index

The Company has numerous sources of liquidity including readily marketable investment securities, shorter-term loans within the loan portfolio, principal and interest cash flows from investments and loans, the ability to attract retail and public fund time deposits and to purchase brokered time deposits.

In the event that additional short-term liquidity is needed or the Company is unable to retain brokered deposits, MB Financial Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at June 30, 2010, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $240.0 million for a short time from these banks on a collective basis.  MB Financial Bank is a member of Federal Home Loan Bank of Chicago (FHLB).  As of June 30, 2010, the Company had $199.2 million outstanding in FHLB advances, and could borrow an additional amount of approximately $333.3 million.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of June 30, 2010, the Company had approximately $882.4 million of unpledged securities, excluding securities available for pledge at the FHLB.

See Notes 11 and 12 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.  There were no material changes outside the ordinary course of business in the Company’s contractual obligations at June 30, 2010 as compared to December 31, 2009.

At June 30, 2010, the Company’s total risk-based capital ratio was 16.66%; Tier 1 capital to risk-weighted assets ratio was 14.70% and Tier 1 capital to average asset ratio was 10.39%.  MB Financial Bank’s total risk-based capital ratio was 14.38%; Tier 1 capital to risk-weighted assets ratio was 12.41% and Tier 1 capital to average asset ratio was 8.76%. MB Financial Bank, N.A. was categorized as “Well-Capitalized” at June 30, 2010 under the regulations of the Office of the Comptroller of the Currency.

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

10-Q Index

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected cost savings, synergies and other benefits from our merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the possibility that the expected benefits of the Broadway Bank, New Century Bank and other FDIC-assisted transactions we previously completed will not be realized, and the possibility that the amount of the gains, if any, we ultimately realize on these transactions will differ materially from any recorded preliminary gains; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (4) results of examinations by the Office of Comptroller of Currency and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior and net interest margin; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) fluctuations in real estate values; (9) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (10) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (11) our ability to access cost-effective funding; (12) changes in financial markets; (13) changes in economic conditions in general and in the Chicago metropolitan area in particular; (14) the costs, effects and outcomes of litigation; (15) new legislation or regulatory changes, including but not limited to the Dodd-Frank Act and regulations adopted thereunder, changes in federal and/or state tax laws or interpretations thereof by taxing authorities, changes in laws, rules or regulations applicable to companies that have participated in the TARP Capital Purchase Program of the U.S. Department of the Treasury and other governmental initiatives affecting the financial services industry; (16) changes in accounting principles, policies or guidelines; (17) our future acquisitions of other depository institutions or lines of business; and (18) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

10-Q Index

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2010 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2010 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

10-Q Index

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 6% and 5%, respectively, in the first three months, 14%, 24%, and 16%, respectively, in the next nine months, 58%, 62% and 58%, respectively, from one year to five years, and 24%, 8%, and 21%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$ 260,952	$ 255	$ 1,621	$ -	$ 262,828
Investment securities available for sale	138,736	291,247	1,109,386	308,645	1,848,014
Loans, including covered loans	2,605,808	1,403,490	2,849,776	159,900	7,018,974
Total interest earning assets	$ 3,005,496	$ 1,694,992	$ 3,960,783	$ 468,545	$ 9,129,816

Interest Bearing Liabilities:
NOW and money market deposits accounts	$ 156,489	$ 590,319	$ 1,689,067	$ 337,431	$ 2,773,306
Savings deposits	31,777	97,553	355,512	133,357	618,199
Time deposits	979,975	1,543,404	856,194	21,707	3,401,280
Short-term borrowings	27,398	90,736	164,060	19,893	302,087
Long-term borrowings	101,614	31,869	170,662	2,424	306,569
Junior subordinated notes issued to capital trusts	152,065	-	-	6,540	158,605
Total interest bearing liabilities	$ 1,449,318	$ 2,353,881	$ 3,235,495	$ 521,352	$ 7,560,046

Rate sensitive assets (RSA)	$ 3,005,496	$ 4,700,488	$ 8,661,271	$ 9,129,816	$ 9,129,816
Rate sensitive liabilities (RSL)	$ 1,449,318	$ 3,803,199	$ 7,038,694	$ 7,560,046	$ 7,560,046
Cumulative GAP (GAP=RSA-RSL)	$ 1,556,178	$ 897,289	$ 1,622,577	$ 1,569,770	$ 1,569,770

RSA/Total assets	28.26%	44.20%	81.45%	85.86%	85.86%
RSL/Total assets	13.63%	35.77%	66.19%	71.09%	71.09%
GAP/Total assets	14.63%	8.44%	15.26%	14.76%	14.76%
GAP/RSA	51.78%	19.09%	18.73%	17.19%	17.19%

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over Once Year Horizon
Changes in	At June 30, 2010		At December 31, 2009
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$ 2,976	0.83%	$ 8,856	2.60%
+ 1.00%	$ 479	0.13%	$ 6,425	1.89%

In the interest rate sensitivity table above, changes in net interest income between June 30, 2010 and December 31, 2009 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

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

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2010 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We pursue a strategy of supplementing internal growth by acquiring other financial institutions or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, including the following:

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

•
MB Financial Bank entered into loss sharing agreements with the FDIC as part of the Heritage, Benchmark, Broadway Bank and New Century Bank transactions. These loss sharing agreements require that MB Financial Bank follow certain servicing procedures as specified in the agreement.  A failure to follow these procedures or any other breach of the agreement by MB Financial Bank could result in the loss of FDIC reimbursement of losses on covered loans and other real estate owned, which could have a material negative effect on our financial condition and results of operations;

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

Recently enacted financial reform legislation will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new regulations that are expected to increase our costs of operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.  Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities will be grandfathered and its currently outstanding TARP preferred securities will continue to qualify as Tier 1 capital.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us.  For example, one year after the date of its enactment, the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

10-Q Index

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution and are generally expected to increase for institutions having total assets in excess of $10 billion, including MB Financial Bank. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and authorize the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. The legislation also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

The Dodd-Frank Act creates a new Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau will have broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Bureau will have examination and enforcement authority over all banks with more than $10 billion in assets, including MB Financial Bank.

Additional provisions of the Dodd-Frank Act are described in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Legislation Impacting the Financial Services Industry.”

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company.  However, compliance with this new law and its implementing regulations will result in additional operating costs that could have a material adverse effect on our financial condition and results of operations.

Other than as set forth above, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended June 30, 2010 with respect to our repurchases of our outstanding common shares:

			Number of Shares	Maximum Number of
			Purchased as Part	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs

April 1, 2010 - April 30, 2010	-	$ -	-	-

May 1, 2010 - May 31, 2010	487	$ 23.47	-	-

June 1, 2010 - June 30, 2010	5,470	$ 19.83	-	-

Totals	5,957		-

(1)	Represents shares of restricted stock withheld upon vesting to satisfy tax withholding obligations.

Item 4. - Reserved

Item 6. - Exhibits

See Exhibit Index.

10-Q Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.

Date: August 2, 2010	By: /s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2010	By: /s/ Jill E. York
Jill E. York
Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

10-Q Index

EXHIBIT INDEX
Exhibit Number	Description
2.1
Amended and Restated Agreement and Plan of Merger, dated as of April 19, 2001, by and among the Registrant, MB Financial, Inc., a Delaware corporation (“Old MB Financial”) and MidCity Financial (incorporated herein by reference to Appendix A to the joint proxy statement-prospectus filed by the Registrant pursuant to Rule 424(b) under the Securities Act of 1933 with the Securities and Exchange Commission (the “Commission”) on October 9, 2001)

2.2
Agreement and Plan of Merger, dated as of November 1, 2002, by and among the Registrant, MB Financial Acquisition Corp II and South Holland Bancorp, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report Form 8-K filed on November 5, 2002 (File No. 0-24566-01))

2.3
Agreement and Plan of Merger, dated as of January 9, 2004, by and among the Registrant and First SecurityFed Financial, Inc. (incorporated herein by reference to Exhibit 2 to the Registrant’s Current Report on Form 8-K filed on January 14, 2004 (File No.0-24566-01))

2.4
Agreement and Plan of Merger, dated as of May 1, 2006, by and among the Registrant, MBFI Acquisition Corp. and First Oak Brook Bancshares, Inc. (“First Oak Brook”)(incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2006 (File No.0-24566-01))

2.5
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Corus Bank, National Association, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of September 11, 2009 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2010 (File No.0-24566-01))

2.6
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Broadway Bank, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of April 23, 2010 (incorporated herein by reference to Exhibit 2.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-24566-01))

2.7
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of New Century Bank, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of April 23, 2010 (incorporated herein by reference to Exhibit 2.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-24566-01))

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
4.3
Warrant to purchase shares of the Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 (File No.0-24566-01))

4.4
MB Financial Bank Cash-Settled Value Appreciation Instrument dated April 23, 2010 issued to Federal Deposit Insurance Corporation (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-24566-01))

10.1
Letter Agreement, dated as of December 5, 2008, between the Registrant and the United States Department of the Treasury  (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 (File No.0-24566-01))

10.2
Amended and Restated Employment Agreement between the Registrant and Mitchell Feiger (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.3
Employment Agreement between MB Financial Bank, N.A. and Burton J. Field (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0-24566-01))

10.4
Form of Change and Control Severance Agreement between MB Financial Bank, National Association and each of Thomas Panos, and Jill E. York (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.4B
Form of Change and Control Severance Agreement between MB Financial Bank, National Association and each of Burton Field, Larry J. Kallembach, Brian Wildman, Rosemarie Bouman and Susan Peterson (incorporated herein by reference to Exhibit 10.4B to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

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

10-Q Index

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

10.23	Reserved.
10.24	Reserved.
10.25	Reserved.
10.26	Reserved.

10-Q Index

EXHIBIT INDEX
Exhibit Number	Description
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