Form 10-Q
period 2010-09-30
MB FINANCIAL INC /MD
filed 2010-11-09
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes   ☐                      No   ☒

There were outstanding 53,954,165 shares of the registrant’s common stock as of November 9, 2010.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2010

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009
(Amounts in thousands, except common share data)                               (Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$ 131,381	$ 136,763
Interest bearing deposits with banks	857,997	265,257
Total cash and cash equivalents	989,378	402,020
Investment securities:
Securities available for sale, at fair value	1,319,665	2,843,233
Non-marketable securities - FHLB and FRB stock	78,807	70,361
Total investment securities	1,398,472	2,913,594

Loans:
Total loans, excluding covered loans	5,989,948	6,350,951
Covered loans	859,038	173,596
Total loans	6,848,986	6,524,547
Less: allowance for loan losses	193,926	177,072
Net Loans	6,655,060	6,347,475
Lease investment, net	131,324	144,966
Premises and equipment, net	185,064	179,641
Cash surrender value of life insurance	124,116	121,946
Goodwill, net	387,069	387,069
Other intangibles, net	36,791	37,708
Other real estate owned	59,114	36,711
Other real estate owned related to FDIC transactions	63,495	18,759
FDIC indemnification asset	380,342	42,212
Other assets	212,755	233,292
Total assets	$ 10,622,980	$ 10,865,393
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$ 1,704,142	$ 1,552,185
Interest bearing	6,692,483	7,131,091
Total deposits	8,396,625	8,683,276
Short-term borrowings	282,364	323,917
Long-term borrowings	294,529	331,349
Junior subordinated notes issued to capital trusts	158,579	158,677
Accrued expenses and other liabilities	154,969	116,994
Total liabilities	9,287,066	9,614,213
STOCKHOLDERS' EQUITY
Preferred stock, ($0.01 par value, authorized 1,000,000 shares at September 30, 2010 and
December 31, 2009; series A, 5% cumulative perpetual, 196,000 shares issued and
outstanding at September 30, 2010 and December 31, 2009, $1,000 liquidation value)	193,956	193,522
Common stock, ($0.01 par value; authorized 70,000,000 shares at September 30, 2010 and
December 31, 2009; issued 53,953,050 shares at September 30, 2010 and 51,109,944
at December 31, 2009)	540	511
Additional paid-in capital	716,294	656,595
Retained earnings	402,754	395,170
Accumulated other comprehensive income	22,655	5,546
Less: 142,359 and 133,903 shares of Treasury stock, at cost, at
September 30, 2010 and December 31, 2009	(2,806)	(2,715)
Controlling interest stockholders' equity	1,333,393	1,248,629
Noncontrolling interest	2,521	2,551
Total stockholders' equity	1,335,914	1,251,180
Total liabilities and stockholders' equity	$ 10,622,980	$ 10,865,393

See accompanying Notes to Consolidated Financial Statements

10Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except common share data) (Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Interest income:
Loans	$ 94,697	$ 82,820	$ 271,783	$ 247,255
Investment securities available for sale:
Taxable	11,420	6,444	43,540	23,738
Nontaxable	3,387	3,585	10,218	11,256
Federal funds sold	-	-	2	-
Other interest bearing accounts	248	760	524	1,039
Total interest income	109,752	93,609	326,067	283,288
Interest expense:
Deposits	18,597	27,662	60,252	90,218
Short-term borrowings	281	1,222	890	4,024
Long-term borrowings and junior subordinated notes	3,256	3,791	9,808	12,695
Total interest expense	22,134	32,675	70,950	106,937
Net interest income	87,618	60,934	255,117	176,351
Provision for loan losses	65,000	45,000	197,200	161,800
Net interest income after provision for loan losses	22,618	15,934	57,917	14,551
Other income:
Loan service fees	1,659	1,565	4,985	5,190
Deposit service fees	10,705	7,912	29,014	21,289
Lease financing, net	5,022	3,937	14,668	12,729
Brokerage fees	1,407	1,004	3,781	3,334
Trust and asset management fees	3,918	3,169	10,789	9,246
Net gain on sale of investment securities	9,482	3	18,652	13,790
Increase in cash surrender value of life insurance	1,209	664	2,586	1,790
Net gain (loss) on sale of other assets	299	12	211	(25)
Acquisition related gains	-	10,222	62,649	10,222
Other operating income	2,290	2,412	8,274	6,662
Total other income	35,991	30,900	155,609	84,227
Other expense:
Salaries and employee benefits	37,424	31,196	107,950	87,263
Occupancy and equipment expense	8,800	7,803	26,907	22,636
Computer services expense	2,654	2,829	8,504	7,129
Advertising and marketing expense	1,620	1,296	4,892	3,502
Professional and legal expense	1,637	1,126	4,085	3,215
Brokerage fee expense	596	478	1,478	1,446
Telecommunication expense	975	812	2,847	2,306
Other intangibles amortization expense	1,567	966	4,582	2,841
FDIC insurance premiums	3,873	3,206	11,670	12,663
Impairment charges on branch facilities	-	4,000	-	4,000
Other operating expenses	7,525	5,446	21,894	15,677
Total other expense	66,671	59,158	194,809	162,678
Income (loss) before income taxes	(8,062)	(12,324)	18,717	(63,900)
Income tax expense (benefit)	(5,253)	(13,596)	1,382	(41,101)
Income (loss) from continuing operations	$ (2,809)	$ 1,272	$ 17,335	$ (22,799)
Income from discontinued operations, net of tax	-	6,172	-	6,453
Net income (loss)	(2,809)	7,444	17,335	(16,346)
Preferred stock dividends and discount accretion	2,597	2,589	7,784	7,707
Net income (loss) available to common stockholders	$ (5,406)	$ 4,855	$ 9,551	$ (24,053)

10Q Index

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Common share data:
Basic earnings (loss) per common share from continuing operations	$ (0.05)	$ 0.03	$ 0.33	$ (0.62)
Basic earnings per common share from discontinued operations	-	0.16	-	0.18
Impact of preferred stock dividends on basic earnings (loss) per common share	(0.05)	(0.07)	(0.15)	(0.21)
Basic earnings (loss) per common share	(0.10)	0.12	0.18	(0.65)
Diluted earnings (loss) per common share from continuing operations	(0.05)	0.03	0.33	(0.62)
Diluted earnings per common share from discontinued operations	-	0.16	-	0.18
Impact of preferred stock dividends on diluted earnings (loss) per common share	(0.05)	(0.07)	(0.15)	(0.21)
Diluted earnings (loss) per common share	(0.10)	0.12	0.18	(0.65)

Weighted average common shares outstanding	53,327,219	39,104,894	52,439,130	36,597,280
Diluted weighted average common shares outstanding	53,327,219	39,299,168	52,750,219	36,597,280

See Accompanying Notes to Consolidated Financial Statements.

10Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands) (Unaudited)

	Nine months ended
	September 30,	September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$ 17,335	$ (22,799)
Net income from discontinued operations	-	6,453
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation on premises and equipment	8,590	8,873
Depreciation on leased equipment	32,194	28,376
Impairment charges on branch facilities	-	4,000
Compensation expense for restricted stock awards	1,928	1,945
Compensation expense for stock option grants	1,629	1,926
(Gain) loss on sales of premises and equipment and leased equipment	(41)	195
Amortization of other intangibles	4,582	2,841
Provision for loan losses	197,200	161,800
Deferred income tax benefit	(10,596)	(12,149)
Amortization of premiums and discounts on investment securities, net	22,732	6,671
Accretion of premiums and discounts on loans, net	(729)	(1,079)
Accretion on FDIC indemnification asset	(6,669)	-
Net gain on sale of investment securities available for sale	(18,652)	(13,790)
Proceeds from sale of loans held for sale	35,854	103,002
Origination of loans held for sale	(35,330)	(101,964)
Net gains on sale of loans held for sale	(524)	(1,038)
Acquisition related gain	(62,649)	(10,222)
Increase in cash surrender value of life insurance	(2,170)	(1,752)
Decrease in other assets, net	12,742	5,011
Increase in other liabilities, net	23,894	7,377
Net cash provided by operating activities	221,320	173,677
Cash Flows From Investing Activities:
Proceeds from sales of investment securities	1,261,412	405,827
Proceeds from maturities and calls of investment securities	332,724	206,095
Purchases of investment securities	(27,219)	(987,292)
Net decrease (increase) in loans	246,481	(166,489)
Purchases of premises and equipment	(16,553)	(5,518)
Purchases of leased equipment	(22,224)	(42,288)
Proceeds from sales of premises and equipment	3,288	507
Proceeds from sales of leased equipment	3,983	4,112
Principal paid on lease investments	(975)	(538)
Net cash (paid) proceeds received in acquisitions	(414,015)	4,608,642
Net cash provided by investing activities	1,366,902	4,023,058
Cash Flows From Financing Activities:
Net decrease in deposits	(969,080)	(1,893,835)
Net decrease in short-term borrowings	(41,553)	(51,691)
Proceeds from long-term borrowings	2,808	5,878
Principal paid on long-term borrowings	(39,628)	(136,028)
Issuance of common stock	55,910	199,409
Treasury stock transactions, net	(399)	23,832
Stock options exercised	418	334
Excess tax benefits from share-based payment arrangements	29	28
Dividends paid on preferred stock	(7,784)	(6,806)
Dividends paid on common stock	(1,585)	(4,942)
Net cash used in financing activities	(1,000,864)	(1,863,821)
Cash flows from discontinued operations
Net cash provided by operating activities of discontinued operations	-	-
Net cash provided by investing activities of discontinued operations	-	-
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided by discontinued operations	-	-

Net increase in cash and cash equivalents	$ 587,358	$ 2,332,914
Cash and cash equivalents:
Beginning of period	402,020	341,658
End of period	$ 989,378	$ 2,674,572

(continued)

10Q Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Amounts in Thousands)
	Nine months ended
	September 30,	September 30,
	2010	2009

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$ 75,088	$ 113,523
Income tax refunds, net	27,466	11,870

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$ 61,712	$ 23,253
Loans transferred to repossessed vehicles	1,238	1,247
Loans transferred to loans held for sale	-	28,664
Securities purchased but not yet settled	-	348,632

Supplemental Schedule of Noncash Investing Activities From Acquisitions:

Noncash assets acquired:
Investment securities available for sale	$ 27,840	$ 1,925,500
Loans, net of discount	750,537	219,183
Other real estate owned	44,847	6,143
Premises and equipment, net	243	-
Other intangibles, net	3,665	16,422
FDIC indemnification asset	337,534	65,565
Other assets	9,796	9,140
Total noncash assets acquired	$ 1,174,462	$ 2,241,953

Liabilities assumed:
Deposits	$ 684,000	$ 6,828,330
Accrued expenses and other liabilities	13,798	12,043
Total liabilities assumed	$ 697,798	$ 6,840,373

Net noncash assets acquired (liabilities assumed)	$ 476,664	$ (4,598,420)

Net cash and cash equivalents (paid) acquired	(414,015)	4,608,642

Acquisition related gain	$ 62,649	$ 10,222

See Accompanying Notes to Consolidated Financial Statements.

10Q Index

MB FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

NOTE 1.                      BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Certain prior period amounts have been reclassified to conform to current period presentation.  See Note 2 below for a discussion of reclassifications.

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

On April 23, 2010, MB Financial Bank assumed certain deposits of Chicago-based Broadway Bank (“Broadway”) and acquired certain assets of Broadway in a loss-sharing transaction facilitated by the FDIC.  MB Financial Bank will share in the losses on assets (loans and other real estate owned) covered under the agreement (referred to as “covered loans” and “covered other real estate owned”).  The FDIC has agreed to reimburse MB Financial Bank for 80% of losses.  The loss sharing agreement requires that MB Financial Bank follow certain servicing procedures and other conditions as specified in the agreement or risk losing FDIC reimbursement of covered loan losses.  The Company accounts for MB Financial Bank’s loss sharing agreement with the FDIC as an indemnification asset.  The initial purchase accounting for this transaction resulted in a pre-tax gain of $51.0 million, based on preliminary estimates.  As noted below, this preliminary pre-tax gain was subsequently adjusted upward.

10Q Index

On April 23, 2010, MB Financial Bank assumed certain deposits of Chicago-based New Century Bank (“New Century”) and acquired certain assets of New Century in a loss-sharing transaction facilitated by the FDIC.  MB Financial Bank will share in the losses on assets (loans and other real estate owned) covered under the agreement (referred to as “covered loans” and “covered other real estate owned”).  The FDIC has agreed to reimburse MB Financial Bank for 80% of losses.  The loss sharing agreement requires that MB Financial Bank follow certain servicing procedures and other conditions as specified in the agreement or risk losing FDIC reimbursement of covered loan losses.  The Company accounts for MB Financial Bank’s loss sharing agreement with the FDIC as an indemnification asset.  The initial accounting for this transaction resulted in goodwill of $2.3 million, based on preliminary estimates.

During the third quarter of 2010, we updated our initial purchase accounting estimates of covered loan and indemnification asset fair values as well as the core deposit intangible and goodwill estimates and other related balance sheet accounts.  In accordance with ASC Topic 805, previously reported second quarter 2010 results have been adjusted to reflect these measurement period adjustments.  The revisions resulted in an additional $11.6 million pre-tax gain recognized in the quarter ended June 30, 2010, increasing the total gains on the Broadway and New Century FDIC-assisted transactions to approximately $62.6 million.  This additional gain was primarily the result of changes to the original estimates related to payment/disposition of assets acquired as we received updated appraisals and learned more about the quality of assets purchased in each transaction.  Additionally, on the income statement there was a reclassification between interest income on covered loans and accretion of the indemnification asset.   The information presented in our consolidated financial statements reflects these measurement period adjustments.  The overall impact to the second quarter of 2010 and the nine months ended September 30, 2010 was an increase in after-tax earnings of $7.1 million, or $0.13 per share.

The fair values for Broadway, New Century and Benchmark are preliminary for loans, the FDIC indemnification assets, other real estate owned and other intangibles, as the Company continues to analyze the portfolios and the underlying risks and collateral values of the assets.

Purchase accounting for the Heritage, InBank and Corus FDIC assisted transactions is complete.  There were no significant fair value adjustments during the quarter ended September 30, 2010 in relation to these transactions.

The table below summarizes the estimated fair values of the assets acquired and liabilities assumed in the Broadway and New Century transactions, as of the closing dates of those transactions.  Fair values of certain assets are preliminary and subject to refinement for up to one year after the closing date of the transaction as information relative to closing date fair values becomes available.

Assets Acquired and Liabilities Assumed
(Dollar Amounts in Thousands)

	Broadway	New Century
	April 23, 2010	April 23, 2010
ASSETS
Cash and cash equivalents	$ 50,737	$ 19,465
Investment securities available for sale	25,281	2,559
Loans, net of discount	457,612	292,925
Premises and equipment, net	-	243
Core deposit intangible	405	101
Other real estate owned	36,320	8,527
FDIC indemnification asset	250,370	87,164
Other assets	6,054	3,742
Total assets	826,779	414,726

LIABILITIES
Deposits	257,781	426,219
Accrued expenses and other liabilities	9,729	4,069
Total liabilities	$ 267,510	$ 430,288

Cash paid (received) on acquisition	$ 497,935	$ (16,877)

Net gain recorded on acquisition	$ 61,334	$ 1,315

As noted above, the fair values above are preliminary for loans, other real estate owned, other intangibles, goodwill, acquisition related gain, and the FDIC indemnification asset, as the Company continues to analyze the portfolios and the underlying risks and collateral values of the assets.

10Q Index

NOTE 3.                      COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss), as well as the change in net unrealized gains on investment securities available for sale arising during the periods, net of tax.

The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Income (loss) from continuing operations	$ (2,809)	$ 1,272	$ 17,335	$ (22,799)
Income from discontinued operations, net of tax	-	6,172	-	6,453
Net income (loss)	$ (2,809)	$ 7,444	$ 17,335	$ (16,346)
Unrealized holding gains on investment securities, net of tax	1,656	12,901	28,487	13,777
Reclassification adjustments for gains included in net income (loss), net of tax	(5,784)	(2)	(11,378)	(8,964)
Other comprehensive income (loss), net of tax	(4,128)	12,899	17,109	4,813

Comprehensive income (loss)	$ (6,937)	$ 20,343	$ 34,444	$ (11,533)

NOTE 4.                      EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is computed using the two-class method.  Basic earnings (loss) per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units have been issued, to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock.  Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Due to the net loss available to common shareholders for the three months ended September 30, 2010 and for the nine months ended September 30, 2009, all of the dilutive stock based awards are considered anti-dilutive and not included in the computation of diluted earnings (loss) per share for these periods.

10Q Index

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share (amounts in thousands, except common share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Distributed earnings allocated to common stock	$ 538	$ 373	$ 1,580	$ 4,912
Undistributed earnings (loss) allocated to common stock	(3,341)	893	15,702	(27,581)
Net earnings (loss) from continuing operations allocated to common stock	(2,803)	1,266	17,282	(22,669)
Net earnings from discontinued operations allocated to common stock	-	6,172	-	6,453
Less: Preferred stock dividends and discount accretion	2,597	2,589	7,784	7,707
Net earnings (loss) allocated to common stock	(5,400)	4,849	9,498	(23,923)
Net earnings (loss) allocated to participating securities	(6)	6	53	(130)
Net earnings (loss) allocated to common stock and participating securities	$ (5,406)	$ 4,855	$ 9,551	$ (24,053)

Weighted average shares outstanding for basic earnings per common share	53,327,219	39,104,894	52,439,130	36,597,280
Dilutive effect of stock compensation	-	194,274	311,089	-
Weighted average shares outstanding for diluted earnings per common share	53,327,219	39,299,168	52,750,219	36,597,280

Basic earnings (loss) per common share from continuing operations	$ (0.05)	$ 0.03	$ 0.33	$ (0.62)
Basic earnings per common share from discontinued operations	-	0.16	-	0.18
Impact of preferred stock dividends on basic earnings (loss) per common share	(0.05)	(0.07)	(0.15)	(0.21)
Basic earnings (loss) per common share	(0.10)	0.12	0.18	(0.65)

Diluted earnings (loss) per common share from continuing operations	(0.05)	0.03	0.33	(0.62)
Diluted earnings per common share from discontinued operations	-	0.16	-	0.18
Impact of preferred stock dividends on diluted earnings (loss) per common share	(0.05)	(0.07)	(0.15)	(0.21)
Diluted earnings (loss) per common share	(0.10)	0.12	0.18	(0.65)

NOTE 5.                      INVESTMENT SECURITIES

Carrying amounts and fair values of investment securities available for sale are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for sale	Cost	Gains	Losses	Value

September 30, 2010:
U.S. Government sponsored agencies and enterprises	$ 23,826	$ 872	$ -	$ 24,698
States and political subdivisions	355,121	24,927	(373)	379,675
Residential mortgage-backed securities	887,422	13,287	(1,872)	898,837
Corporate bonds	6,140	-	-	6,140
Equity securities	10,016	300	(1)	10,315
Totals	$ 1,282,525	$ 39,386	$ (2,246)	$ 1,319,665

December 31, 2009:
U.S. Government sponsored agencies and enterprises	$ 69,120	$ 1,122	$ (3)	$ 70,239
States and political subdivisions	366,845	14,369	(980)	380,234
Residential mortgage-backed securities	2,382,495	12,595	(18,039)	2,377,051
Corporate bonds	11,400	-	(5)	11,395
Equity securities	4,280	34	-	4,314
Totals	$ 2,834,140	$ 28,120	$ (19,027)	$ 2,843,233

Residential mortgage-backed securities decreased as a result of securities sales, proceeds of which were used to fund the Broadway transaction and higher rate certificate of deposit run-off.  Security sales were also done to lock in unrealized gains and shorten the overall duration of our securities portfolio.

10Q Index

Gross unrealized losses on investment securities available for sale and the fair value of the related securities at September 30, 2010 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

States and political subdivisions	$ 4,594	$ (264)	$ 2,351	$ (109)	$ 6,945	$ (373)
Residential mortgage-backed securities	235,338	(1,868)	455	(4)	235,793	(1,872)
Equity securities	39	(1)	-	-	39	(1)
Totals	$ 239,971	$ (2,133)	$ 2,806	$ (113)	$ 242,777	$ (2,246)

The total number of security positions in the investment portfolio in an unrealized loss position at September 30, 2010 was 43.  Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

As of September 30, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The fair value is expected to recover as the securities approach their maturity or repricing date or if market yields for such investments decline.  Accordingly, as of September 30, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been recognized in the Company’s consolidated income statement.

Realized net gains on the sale of investment securities available for sale are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Realized gains	$ 9,482	$ 231	$ 19,187	$ 14,090
Realized losses	-	(228)	(535)	(300)
Net gains	$ 9,482	$ 3	$ 18,652	$ 13,790

The amortized cost and fair value of investment securities available for sale as of September 30, 2010 by contractual maturity are shown below.  Maturities may differ from contractual maturities in residential mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, residential mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value

Due in one year or less	$ 13,938	$ 14,053
Due after one year through five years	86,396	91,794
Due after five years through ten years	239,120	256,802
Due after ten years	45,633	47,864
Equity securities	10,016	10,315
Residential mortgage-backed securities	887,422	898,837
Totals	$ 1,282,525	$ 1,319,665

10Q Index

Investment securities available for sale with carrying amounts of $894.6  million and $1.1 billion at September 30, 2010 and December 31, 2009, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 6.                      LOANS

Information about non-homogenous impaired loans as of September 30, 2010 and December 31, 2009 is as follows (in thousands):

	September 30,	December 31,
	2010	2009

Impaired loans for which there were specific related allowance for loan losses	$ 210,813	$ 155,331
Related allowance for loan losses	56,227	45,966

Impaired loans with no related allowance for loan losses	$ 161,804	$ 96,292

A reconciliation of the activity in the allowance for loan losses follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Balance at the beginning of period	$ 195,612	$ 181,356	$ 177,072	$ 144,001
Provision for loan losses	65,000	45,000	197,200	161,800
Charge-offs:
Commercial loans	(11,362)	(20,037)	(48,936)	(37,221)
Commercial loans collateralized by assignment of lease payments (lease loans)	(418)	(269)	(1,668)	(5,074)
Commercial real estate loans	(25,265)	(2,006)	(52,468)	(27,013)
Construction real estate	(29,120)	(14,914)	(77,397)	(44,354)
Residential real estate	(1,500)	(290)	(1,963)	(826)
Indirect vehicle	(503)	(937)	(2,231)	(2,761)
Home equity	(1,369)	(650)	(3,268)	(2,207)
Consumer loans	(600)	(358)	(1,327)	(645)
Total charge-offs	(70,137)	(39,461)	(189,258)	(120,101)
Recoveries:
Commercial loans	1,900	71	4,946	147
Commercial loans collateralized by assignment of lease payments (lease loans)	62	-	158	-
Commercial real estate loans	907	5	1,270	29
Construction real estate	330	2,042	1,498	2,802
Residential real estate	7	9	57	41
Indirect vehicle	232	194	877	455
Home equity	11	13	101	45
Consumer loans	2	3	5	13
Total recoveries	3,451	2,337	8,912	3,532

Total net charge-offs	(66,686)	(37,124)	(180,346)	(116,569)

Balance	$ 193,926	$ 189,232	$ 193,926	$ 189,232

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Third Quarter Results” and “Year to Date Results” in Item II below for further discussion of our provision for loan losses and charge-offs.

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

10Q Index

Changes in the accretable yield for purchased credit-impaired loans were as follows for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended
	September 30,
	2010	2009
Balance at beginning of period	$ 10,034	$ -
Additions	42,716	8,445
Accretion	(10,935)	(1,300)
Balance at end of period	$ 41,815	$ 7,145

In our FDIC-assisted transactions (see Note 2), the preliminary fair value of purchased credit-impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral.  The fair value of loans that were not credit-impaired was determined based on preliminary estimates of losses on defaults and other market factors.  Due to the loss sharing agreements with the FDIC, the Bank recorded a receivable from the FDIC equal to the present value of the corresponding reimbursement percentages on the estimated losses embedded in the loan portfolio.

The carrying amount of covered loans and other acquired non-covered loans at September 30, 2010, consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table (in thousands):

	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Balance at September 30, 2010
Covered loans:
Commercial related (1)	$ 50,009	$ 40,974	$ 90,983
Commercial	23,727	35,102	58,829
Commercial real estate	165,793	231,003	396,796
Construction real estate	212,092	44,029	256,121
Other	4,895	51,414	56,309
Total covered loans	$456,516	$402,522	$859,038

Estimated reimbursable amounts from the
FDIC under the loss-share agreement	$ 334,774	$ 45,568	$ 380,342

Non covered loans:
Commercial related (1)	32,307	41,822	74,129
Other	4,207	8,472	12,679
Total non-covered loans	$ 36,514	$ 50,294	$ 86,808

(1)	Covered and non-covered commercial related loans include commercial, commercial real estate and construction real estate loans for Heritage, InBank, Corus and Benchmark.

The reimbursable amount allocated to purchased non-credit-impaired loans is a result of the uncertainty of collections on loans that are currently performing.

10Q Index

The following table presents information regarding the preliminary estimates of the contractually required payments receivable, the cash flows expected to be collected, and the estimated fair value of the loans acquired in the Broadway and New Century transactions, as of the closing dates for those transactions (in thousands):

	Broadway		New Century
	April 23, 2010		April 23, 2010
	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans
Contractually required payments (principal and interest)
Commercial	$ 14,785	$ 26,007	$ 32,442	$ 18,256
Commercial real estate	228,445	228,069	101,295	70,039
Construction real estate	297,632	28,926	167,695	22,871
Other loans	5,363	1,437	126	8,930
Total	$ 546,225	$ 284,439	$ 301,558	$ 120,096

Cash flows expected to be collected (principal and interest)
Commercial	$ 3,749	$ 23,761	$ 19,577	$ 17,865
Commercial real estate	125,920	207,766	67,574	67,502
Construction real estate	153,404	25,799	116,894	20,999
Other loans	1,532	1,189	-	8,844
Total	$ 284,605	$ 258,515	$ 204,045	$ 115,210

Fair value of loans acquired
Commercial	$ 2,332	$ 21,774	$ 18,093	$ 15,726
Commercial real estate	102,116	182,286	61,765	61,623
Construction real estate	124,157	22,783	107,545	20,009
Other loans	1,161	1,003	-	8,164
Total	$ 229,766	$ 227,846	$ 187,403	$ 105,522

These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.  At September 30, 2010, a majority of the purchased credit-impaired loans were valued based on the liquidation value of the underlying collateral.  There was no allowance for credit losses related to these purchased credit-impaired loans at September 30, 2010.  Certain amounts related to the purchased loans are preliminary estimates.  The Company expects to finalize its analysis of these loans within twelve months of the acquisition dates and, therefore, adjustments to the estimated amounts may occur.

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

The Company’s stock price has historically traded above its book value.  However, as of September 30, 2010, our market capitalization was less than our common stockholders’ equity.  Should this situation continue to exist for an extended period of time, the Company will consider this and other factors, including the Company’s anticipated future cash flows, to determine whether goodwill is impaired.  No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the nine months ended September 30, 2010 or 2009.  Goodwill is tested for impairment at the reporting unit level.  A reporting unit is a majority owned subsidiary of the Company for which discrete financial information is available and regularly reviewed by management.

10Q Index

The following table presents the changes in the carrying amount of goodwill during the nine months ended September 30, 2010 and the year ended December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Balance at the beginning of the period	$ 387,069	$ 387,069
Goodwill from business combinations	-	-
Balance at the end of period	$ 387,069	$ 387,069

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had, as of September 30, 2010, a remaining weighted average amortization period of approximately five years.

The following table presents the changes during the nine months ended September 30, 2010 in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value (in thousands):

Nine months ended
September 30, 2010
Balance at December 31, 2009	$ 37,708
Amortization expense	(4,582)
Other intangibles from business combinations	3,665
Balance at end of period	$ 36,791

Gross carrying amount	$ 56,399
Accumulated amortization	(19,608)
Net book value at September 30, 2010	$ 36,791

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2010	$ 1,632
2011	5,665
2012	5,010
2013	4,530
2014	3,514
Thereafter	16,440
$ 36,791

NOTE 8.                      NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASC Topic 310 “Receivables.”  New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The provisions of the new authoritative guidance under ASC Topic 310 will be effective in the reporting period ending December 31, 2010.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance; the adoption will have no impact on the Company’s statements of income and financial condition.

10Q Index

FASB ASC 310 Receivables, Sub-Topic 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”) was amended to clarify that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310 Subtopic 310-40 Troubled Debt Restructurings by Creditors. The new authoritative accounting guidance under Subtopic 310-30 became effective in the third quarter of 2010 and did not have an impact on the Company’s financial statements.

NOTE 9.                      STOCK-BASED COMPENSATION

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Total cost of share-based payment plans during the period	$ 1,338	$ 1,474	$ 3,869	$ 3,871

Amount of related income tax benefit recognized in income	$ 516	$ 561	$ 1,487	$ 1,478

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In April 2007, the Omnibus Plan was modified to add 2,250,000 authorized shares for a total of 6,000,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Grants under the Omnibus Plan can be in the form of options intended to be incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash awards.  As of September 30, 2010, there were 481,326 shares available for grant, of which 271,174 shares can be utilized for restricted stock, restricted stock units, performance shares, performance units or other stock-based awards.

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

During 2010, the Company issued 66,193 shares of performance-based restricted stock.  The performance component of the vesting terms requires that the closing price of the Company’s stock be at least $25.80 (150% of the closing price on the grant date) for ten consecutive trading days.  The performance component has not been satisfied as of September 30, 2010.  The terms of each award also include certain restrictions that may be applicable to the award recipient to the extent necessary to ensure that the award complies with the limitations on compensation to which the Company is currently subject as a result of its participation in the TARP Capital Purchase Program of the U.S. Department of the Treasury.  These restrictions, to the extent applicable, could result in a reduction in the number of shares comprising the award and/or affect the vesting of the award and transferability of the shares.  A Monte Carlo simulation model was used to value the performance based restricted stock awards at the time of issuance.

During 2009, the Company issued 164,401 shares of performance-based restricted stock.  Because the performance component of the vesting terms has been satisfied, these restricted stock awards generally will vest in full in 2012, on the third anniversary of the grant date.  The terms of each award also include certain restrictions that may be applicable to the award recipient to the extent necessary to ensure that the award complies with the limitations on compensation to which the Company is currently subject as a result of its participation in the TARP Capital Purchase Program of the U.S. Department of the Treasury.  These restrictions, to the extent applicable, could result in a reduction in the number of shares comprising the award and/or affect the vesting of the award and transferability of the shares.

10Q Index

The following table provides additional information about options outstanding for the nine months ended September 30, 2010:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(In thousands)

Options outstanding as of December 31, 2009	3,197,721	$ 28.95
Granted	214,697	$ 17.33
Exercised	(44,230)	$ 8.13
Expired or cancelled	(46,582)	$ 39.18
Forfeited	(19,726)	$ 26.98
Options outstanding as of September 30, 2010	3,301,880	$ 28.34	5.29	$ 524

Options exercisable as of September 30, 2010	1,742,355	$ 30.29	3.07	$ 119

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

The following assumptions were used for options granted during the nine month period ended September 30, 2010:

September 30,
2010
Expected volatility	41.87%
Risk-free interest rate	2.15%
Expected dividend yield	1.00%
Expected life	6 years

Weighted average fair value per option of options granted during the period	$ 6.67

The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $486 thousand and $82 thousand, respectively.

The following is a summary of changes in nonvested shares of restricted stock and nonvested restricted stock units for the nine months ended September 30, 2010:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Shares Outstanding at December 31, 2009	526,646	$ 16.19
Granted	174,086	16.03
Vested	(81,174)	29.22
Forfeited	(10,961)	18.44
Shares Outstanding at September 30, 2010	608,597	$ 14.36

Effective January 1, 2010, the Company began issuing shares of common stock under the Omnibus Plan as Salary Stock, classified as other stock based awards, to certain executive officers.  This stock is fully vested as of the grant date and the related expense is included in salaries and employee benefits on the Consolidated Statements of Operations.  Salary Stock holders have all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends that may be paid thereon.  As a condition of receiving the Salary Stock, the holders entered into agreements with the Company providing that they may not sell or otherwise transfer the shares of Salary Stock for two years, except in the event of disability or death.  During the nine months ended September 30, 2010, the Company issued 13,513 shares of Salary Stock at a weighted average issuance price of $19.92.

As of September 30, 2010, there was $8.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At September 30, 2010, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was two years.

10Q Index

NOTE 10.                      DEPOSITS

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	September 30,		December 31,
	2010		2009
	Amount	Percent	Amount	Percent

Demand deposit accounts, noninterest bearing	$ 1,704,142	20%	$ 1,552,185	18%
NOW and money market accounts	2,819,731	33%	2,775,468	32%
Savings accounts	633,975	8%	583,783	7%
Certificates of deposit	2,649,759	32%	3,153,309	36%
Public funds deposit accounts	90,754	1%	90,219	1%
Brokered deposit accounts	498,264	6%	528,312	6%
Total	$ 8,396,625	100%	$ 8,683,276	100%

NOTE 11.                      SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30,		December 31,
	2010		2009
	Weighted Average	Amount	Weighted Average	Amount
	Cost		Cost
Customer repurchase agreements	0.34%	$ 277,901	0.50%	$ 223,917
Federal Home Loan Bank advances	3.56%	4,463	3.35%	100,000
	0.39%	$ 282,364	1.38%	$ 323,917

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

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $4.5 million in fixed rate advances at September 30, 2010 and $100.0 million in fixed rate advances at December 31, 2009.  At September 30, 2010, fixed rate advances had effective interest rates ranging from 3.28% to 4.25%.  At September 30, 2010, the advances had maturities ranging from June 2011 to July 2011.

NOTE 12.                      LONG-TERM BORROWINGS

The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $188.9 million and $219.9 million at September 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.26% to 5.87%.  At September 30, 2010, the advances had maturities ranging from June 2012 to April 2035.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  The Company may also pledge certain investment securities as collateral for advances based on market value.  As of September 30, 2010 and December 31, 2009, the Company had $315.0 million and $464.8 million, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances.  Additionally, as of September 30, 2010 and December 31, 2009, the Company had $51.3 million and $38.2 million, respectively, of investment securities pledged as collateral for long-term advances from the Federal Home Loan Bank.

10Q Index

The Company had notes payable to banks totaling $15.0 million and $20.7 million at September 30, 2010 and December 31, 2009, respectively, which as of September 30, 2010, were accruing interest at rates ranging from 3.51% to 10.00%.  Lease investments include equipment with an amortized cost of $21.6 million and $27.8 million at September 30, 2010 and December 31, 2009, respectively that is pledged as collateral on these notes.

As of September 30, 2010, the Company had a $40 million ten-year structured repurchase agreement which is non-putable until 2011, with an interest rate paid by the Company that floats at 3-month LIBOR less 37 basis points, repricing quarterly.  The counterparty to the repurchase agreement has a one-time put option in 2011.  If the option is not exercised, the repurchase agreement converts to a fixed rate borrowing at 4.75% for the remaining term, which would expire in 2016.

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

10Q Index

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2010 (in thousands):

	Coal City	MB Financial	MB Financial (4)	MB Financial (4)
	Capital Trust I	Capital Trust II	Capital Trust III	Capital Trust IV
Junior Subordinated Notes:
Principal balance	$ 25,774	$ 36,083	$ 10,310	$ 20,619
Annual interest rate	3-mo LIBOR +1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	September 15, 2010	September 23, 2011	September 15, 2011

Trust Preferred Securities:
Face Value	$ 25,000	$ 35,000	$ 10,000	$ 20,000
Annual distribution rate	3-mo LIBOR +1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly
	MB Financial (4)	MB Financial	FOBB (2) (3) (5)	FOBB (5)
	Capital Trust V	Capital Trust VI	Capital Trust I	Capital Trust III
Junior Subordinated Notes:
Principal balance	$ 30,928	$ 23,196	$ 6,186	$ 5,155
Annual interest rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	10.60%	3-mo LIBOR +2.80%
Stated maturity date	December 15, 2037	October 30, 2037	September 7, 2030	January 23, 2034
Call date	December 15, 2012	October 30, 2012	September 7, 2010	January 23, 2009

Trust Preferred Securities:
Face Value	$ 30,000	$ 22,500	$ 6,000	$ 5,000
Annual distribution rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	10.60%	3-mo LIBOR +2.80%
Issuance date	September 2007	October 2007	September 2000	December 2003
Distribution dates (1)	Quarterly	Quarterly	Semi-annual	Quarterly

(1)	All distributions are cumulative and paid in cash.
(2)	Amount does not include purchase accounting adjustments totaling a premium of $328 thousand associated with FOBB Capital Trust I.
(3)	Callable at a premium through 2020.
(4)	Callable at a premium through 2011.
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

10Q Index

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

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps with aggregate notional amounts of $9.6 million at September 30, 2010.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income and other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives, including foreign currency forward contracts, to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.  The notional amounts and fair values of open foreign currency forward contracts were not significant at September 30, 2010 and December 31, 2009.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable at September 30, 2010 was approximately $30 thousand and the net amount receivable at December 31, 2009 was approximately $92 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At September 30, 2010, the Company's credit exposure relating to interest rate swaps was approximately $24.5 million, which is secured by the underlying collateral on customer loans.

The Company’s derivative financial instruments are summarized below as of September 30, 2010 and December 31, 2009 (dollars in thousands):

		September 30, 2010					December 31, 2009
				Weighted Average
	Balance Sheet	Notional	Estimated	Years to	Receive	Pay	Notional	Estimated
	Location	Amount	Fair Value	Maturity	Rate	Rate	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	Other liabilities	$ 9,636	$ (769)	2.8	2.38%	6.23%	$ 10,112	$ 581

Non-hedging derivative instruments (2)
Pay fixed/receive variable swaps	Other liabilities	288,457	(23,768)	5.5	2.06%	5.31%	255,643	(12,673)
Pay variable/receive fixed swaps	Other assets	288,457	23,768	5.5	5.31%	2.06%	265,643	12,752
Total portfolio swaps		$ 586,550	$ (769)	5.4	3.67%	3.73%	$ 531,398	$ 660

(1) Hedged fixed-rate commercial real estate loans
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

10Q Index

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows (dollars in thousands):

Location of Gain
	Recognized in Income on	Three Months Ended		Nine Months Ended
	Derivatives	September 30,		September 30,
		2010	2009	2010	2009

Interest rate swaps	Other income	$ -	$ 1	$ 2	$ 304

Amounts included in the consolidated statements of income related to non-hedging derivative instruments were as follows (dollars in thousands):

Location of Gain or (Loss)
	Recognized in Income on	Three Months Ended		Nine Months Ended
	Derivatives	September 30,		September 30,
		2010	2009	2010	2009

Interest rate swaps	Other income	$ -	$ (2)	$ (79)	$ (9)

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

At September 30, 2010 and December 31, 2009, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contract Amount
	September 30,	December 31,
	2010	2009
Commitments to extend credit:
Home equity lines	$ 315,995	$ 330,856
Other commitments	993,768	1,135,137

Letter of credit:
Standby	134,794	136,250
Commercial	4,209	1,233

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

10Q Index

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer's needs.  As of September 30, 2010, the longest maturity for any standby letter of credit was December 31, 2015.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

Of the $139.8 million in letter of credit commitments outstanding at September 30, 2010, approximately $89.6 million of the letters of credit have been issued or renewed since December 31, 2009.

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

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company's market area.  As of September 30, 2010, approximately 25% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of September 30, 2010. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers.

Contingencies:  In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company’s consolidated financial statements.

As of September 30, 2010, the Company had approximately $28.0 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches and commitments to purchase branch facilities related to our FDIC transactions.

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

10Q Index

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

10Q Index

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2010
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$ 24,698	$ -	$ 24,698	$ -
States and political subdivisions	379,675	-	379,675	-
Residential mortgage-backed securities	898,837	8,426	889,031	1,380
Corporate bonds	6,140	-	-	6,140
Equity securities	10,315	10,315	-	-
Assets held in trust for deferred compensation	5,963	5,963	-	-
Derivative financial instruments	23,768	-	23,768	-
Financial liabilities
Other liabilities (1)	5,963	5,963	-	-
Derivative financial instruments	24,537	-	24,537	-

December 31, 2009
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$ 70,239	$ -	$ 70,239	$ -
States and political subdivisions	380,234	5,157	375,077	-
Residential mortgage-backed securities	2,377,051	105,828	2,269,691	1,532
Corporate bonds	11,395	-	5,030	6,365
Equity securities	4,314	4,314	-	-
Assets held in trust for deferred compensation	5,785	5,785	-	-
Derivative financial instruments	12,752	-	12,752	-
Financial liabilities
Other liabilities (1)	5,785	5,785	-	-
Derivative financial instruments	12,092	-	12,092	-

(1) Liabilities associated with assets held in trust for deferred compensation

At September 30, 2010, quoted prices in active markets were used to value $8.4 million of residential mortgage backed securities using Level 1 inputs.  At December 31, 2009, the Company measured $105.8 million of residential mortgage-backed securities using Level 1 inputs.  Level 1 inputs were used to value these securities based on recent Company transactions.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended	Nine Months Ended
(in thousands)	September 30, 2010	September 30, 2009

Balance, beginning of period	$ 7,897	$ -
Transfer into Level 3	-	1,630
Net unrealized losses	-	-
Principal payments	(377)	-
Impairment charge	-	-
	$ 7,520	$ 1,630

10Q Index

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

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired loans, the Company obtains a current independent appraisal of loan collateral.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.  This discount is based on our evaluation of related market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.

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

Assets measured at fair value on a nonrecurring basis as of September 30, 2010 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Impaired loans	$ 316,390	$ -	$ -	$ 316,390
Foreclosed assets	122,609	-	-	122,609

Assets measured at fair value on a nonrecurring basis as of December 31, 2009 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Impaired loans	$ 205,657	$ -	$ -	$ 205,657
Foreclosed assets	55,470	-	-	55,470
Non-financial long-lived assets	2,656	-	-	2,656

10Q Index

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

10Q Index

The estimated fair values of financial instruments are as follows (in thousands):

	September 30,		December 31,
	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$ 131,381	$ 131,381	$ 136,763	$ 136,763
Interest bearing deposits with banks	857,997	857,997	265,257	265,257
Investment securities available for sale	1,319,665	1,319,665	2,843,233	2,843,233
Non-marketable securities - FHLB and FRB stock	78,807	78,807	70,361	70,361
Loans, net	6,655,060	6,671,441	6,347,475	6,242,972
Accrued interest receivable	35,487	35,487	40,492	40,492
Derivative financial instruments	29,750	29,750	12,752	12,752

Financial Liabilities:
Non-interest bearing deposits	$ 1,704,142	$ 1,704,142	$ 1,552,185	$ 1,552,185
Interest bearing deposits	6,692,483	6,729,843	7,131,091	7,011,987
Short-term borrowings	282,364	274,286	323,917	313,209
Long-term borrowings	294,529	305,719	331,349	340,514
Junior subordinated notes issued to capital trusts	158,579	87,783	158,677	92,414
Accrued interest payable	7,514	7,514	11,651	11,651
Derivative financial instruments	30,519	30,519	12,092	12,092

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

10Q Index

During the nine months ended September 30, 2010, the Company issued approximately 2.6 million shares of common stock pursuant to the Company’s Dividend Reinvestment and Stock Purchase Plan, which increased capital for the Company by approximately $55.8 million.

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

Overview

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses.  The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  The provision for loan losses reflects the amount that we believe is adequate to cover potential credit losses in our loan portfolio.  Additionally, our net income is affected by other income and other expenses.  For the nine month period under report, other income consisted of loan service fees, deposit service fees, net lease financing income, brokerage fees, asset management and trust fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net losses on sale of other assets, acquisition related gains, and other operating income.  Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, FDIC insurance premiums, and other operating expenses.  Our net income also is affected by discontinued operations, which for the periods under report represents the results of operations from our merchant card processing business, which we sold during the third quarter of 2009.  We entered into a revenue sharing agreement with the purchaser of that business to offer merchant card processing services to our bank customers on a going forward basis.  The impact on our earnings per share and operating results from the sale of our merchant card processing business subsequent to the sale of that business, including income we have earned under the revenue sharing agreement, has been immaterial, and we expect that will continue to be the case in future periods.  Additionally, dividends on preferred shares reduce net income available to common shareholders.

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

The Company reported a net loss of $2.8 million and a net loss available to common shareholders of $5.4 million for the third quarter of 2010, compared to net income of $7.4 million and a net income available to common shareholders of $4.9 million for the third quarter of 2009.  Our 2010 third quarter results generated an annualized return on average assets of (0.10%) and an annualized return on average common equity of (1.86%), compared to 0.30% and 2.13%, respectively, for the same period in 2009.  Fully diluted loss per common share for the third quarter of 2010 was $0.10 compared to fully diluted earnings of $0.12 per common share for the third quarter of 2009.

During the third quarter of 2010, we updated our initial purchase accounting estimates of covered loan and indemnification asset fair values as well as the core deposit intangible and goodwill estimates and other related balance sheet accounts.  In accordance with ASC Topic 805, previously reported second quarter 2010 results have been adjusted to reflect these measurement period adjustments.  The revisions resulted in an additional $11.6 million pre-tax gain recognized in the quarter ended June 30, 2010, increasing the total gains on the Broadway and New Century FDIC-assisted transactions to approximately $62.6 million.  This additional gain was primarily the result of changes to the original estimates related to payment/disposition of assets acquired as we received updated appraisals and learned more about the quality of assets purchased in each transaction.  Additionally, on the income statement there was a reclassification between interest income on covered loans and accretion of the indemnification asset.   The information presented in our consolidated financial statements reflects these measurement period adjustments.  The overall impact to the second quarter of 2010 was an increase in after-tax earnings of $7.1 million, or $0.13 per share.

10Q Index

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At September 30, 2010, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $57.3 million.  See Note 1 and Note 7 of the notes to our December 31, 2009 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2009 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2010, the amount of uncertain tax positions was not significant.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of September 30, 2010, the Company did not have a significant amount of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

Fair Value of Assets and Liabilities.  ASC Topic 820 defines fair value as the price that would be received to sell the financial asset or paid to transfer the financial liability in an orderly transaction between market participants at the measurement date.

10Q Index

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

During the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company completed FDIC-assisted transactions.  The Company recorded assets and liabilities at the estimated fair value as of the acquisition dates.  See Note 2 of the Consolidated Financial Statements for additional information.

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

The Company’s stock price has historically traded above its book value.  However, as of September 30, 2010, our market capitalization was less than our common stockholders’ equity.  Should this situation continue to exist for an extended period of time, the Company will consider this and other factors, including the Company’s anticipated future cash flows, to determine whether goodwill is impaired.  No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the nine months ended September 30, 2010 and 2009.  Goodwill is tested for impairment at the reporting unit level.  A reporting unit is a majority owned subsidiary of the Company for which discrete financial information is available and regularly reviewed by management.  MB Financial Bank is currently the Company’s only applicable reporting unit for purposes of testing goodwill impairment.

Results of Operations

Third Quarter Results

The Company had a net loss of $2.8 million and a net loss available to common shareholders of $5.4 million for the third quarter of 2010, compared to net income of $7.4 million and net income available to common shareholders of $4.9 million for the third quarter of 2009.  The results for the third quarter of 2010 generated an annualized return on average assets of (0.10%) and an annualized return on average common equity of (1.86%), compared to 0.30% and 2.13%, respectively, for the same period in 2009.

Net interest income was $87.6 million for the three months ended September 30, 2010, an increase of $26.7 million, or 43.8%, from $60.9 million for the comparable period in 2009.  See "Net Interest Margin" section below for further analysis.

Provision for loan losses was $65.0 million in the third quarter of 2010 as compared to $45.0 million in third quarter of 2009.  Net charge-offs were $66.7 million in the quarter ended September 30, 2010, compared to $37.1 million in the quarter ended September 30, 2009.

Overall, the business environment has been adverse for an extended period of time for many households and businesses in the United States, including those in the Chicago metropolitan area.  The business environment began to significantly deteriorate beginning in the third quarter of 2008 and has remained in a depressed state through and including the third quarter of 2010.  Unemployment remains at elevated levels and real estate prices continue to be significantly lower than the peak of the market several years ago.  As a result of the worsening economy, many borrowers’ cash flows have declined due to higher vacancy rates and lower product demand.  Additionally, the values of real estate securing our loans have declined over this extended period.  These factors have caused us to increase our reserves for losses on impaired and potential problem loans.

See “Asset Quality” below for further analysis of the allowance for loan losses.

10Q Index

Other Income (in thousands):

	Three Months Ended
	September 30,	September 30,	Increase/	Percentage
	2010	2009	(Decrease)	Change
Other income:
Loan service fees	$ 1,659	$ 1,565	$ 94	6%
Deposit service fees	10,705	7,912	2,793	35%
Lease financing, net	5,022	3,937	1,085	28%
Brokerage fees	1,407	1,004	403	40%
Trust and asset management fees	3,918	3,169	749	24%
Net gain on sale of investment securities	9,482	3	9,479	NM
Increase in cash surrender value of life insurance	1,209	664	545	82%
Net gain on sale of other assets	299	12	287	NM
Acquisition related gain	-	10,222	(10,222)	(100%)
Accretion of indemnification asset	3,602	-	3,602	NM
Other operating income	(1,312)	2,412	(3,724)	(154%)
Total other income	$ 35,991	$ 30,900	$ 5,091	16%

(NM – not meaningful)

Other income increased for the third quarter of 2010 compared to the third quarter of 2009.   Deposit service fees increased primarily due to an increase in commercial deposit fees related to the treasury management business acquired in the Corus transaction during the second half of 2009, and an increase in NSF and overdraft fees related to the FDIC-assisted transactions.  Our core treasury management business also contributed to the increase in deposit service fees.  Net lease financing increased primarily due to an increase in the sales of third party equipment maintenance to customers.  Trust and asset management fees increased primarily due to an increase in assets under management, as a result of organic growth and an increase in the market value of assets under management.  Other income was also impacted by a net gain on sale of investment securities of $9.5 million for the three months ended September 30, 2010, compared with a net gain on sale of investment securities of $3 thousand for the three months ended September 30, 2009.  The increase in the cash surrender value of life insurance was a result of a death benefit on a bank owned life insurance policy that we recognized during the third quarter of 2010.  There were no acquisition related gains recorded in the third quarter of 2010, compared to $10.2 million recorded on the InBank FDIC-assisted transaction in the third quarter of 2009.  Accretion of indemnification asset relates to income recorded during the three months ended September 30, 2010 related to the indemnification asset recorded on the Broadway and New Century FDIC-assisted transactions.  Prior year accretion related to the Heritage Bank transaction was not significant.  Other operating income decreased as a result of a net loss recognized on other real estate owned (“OREO”) of $3.9 million in the third quarter of 2010 compared with a small net gain in the second quarter of 2010.  The loss in the third quarter related primarily to one OREO property located in the southwest suburbs of Chicago where lower values on comparable sales in the area and an extended marketing period prompted a reappraisal and subsequent write-down in value.  It is our practice to reappraise all OREO at least annually and whenever we think there might be a material change in value.

10Q Index

Other Expense (in thousands):

	Three Months Ended
	September 30,	September 30,	Increase /	Percentage
	2010	2009	(Decrease)	Change

Other expense:
Salaries and employee benefits	$ 37,424	$ 31,196	$ 6,228	20%
Occupancy and equipment expense	8,800	7,803	997	13%
Computer services expense	2,654	2,829	(175)	(6%)
Advertising and marketing expense	1,620	1,296	324	25%
Professional and legal expense	1,637	1,126	511	45%
Brokerage fee expense	596	478	118	25%
Telecommunication expense	975	812	163	20%
Other intangibles amortization expense	1,567	966	601	62%
FDIC insurance premiums	3,873	3,206	667	21%
Impairment charges on branch facilities	-	4,000	(4,000)	(100%)
Other operating expenses	7,525	5,446	2,079	38%
Total other expenses	$ 66,671	$ 59,158	$ 7,513	13%

Other expense increased from the third quarter of 2009 to the third quarter of 2010, primarily due to the FDIC-assisted transactions completed during the third and fourth quarters of 2009 and in 2010.  See Note 2 of the Consolidated Financial Statements for additional information.  The FDIC-assisted transactions increased total other expense from the third quarter of 2009 to the third quarter of 2010 by approximately $5.2 million.  Salaries and employee benefits also increased due to additional loan workout staff added from the third quarter of 2009 to the third quarter of 2010.  Impairment charges decreased from the third quarter of 2009 by $4 million.  During the third quarter of 2009, the Company conducted an impairment review of branch office locations to be consolidated due to the Company’s FDIC-assisted transactions.   As a result of this review, the Company recognized a $4.0 million impairment charge related to three branches.  Other operating expenses increased from the third quarter of 2009 to the third quarter of 2010 primarily due to OREO expenses and other expenses related to our FDIC-assisted transactions.

Income Taxes

The Company had an income tax benefit from continuing operations of $5.3 million for the three months ended September 30, 2010 compared to an income tax benefit of $13.6 million for the same period in 2009.  The decrease in the income tax benefit from the third quarter of 2009 to the third quarter of 2010 was due to a decrease in the pre-tax loss.

Year-To-Date Results

The Company had net income of $17.3 million and net income available to common shareholders of $9.6 million for the first nine months of 2010, compared to a net loss of $16.3 million and a net loss available to common shareholders of $24.1 million for the first nine months of 2009.  The results for the first nine months of 2010 generated an annualized return on average assets of 0.22% and an annualized return on average common equity of 1.13%, compared to (0.24%) and (3.65%), respectively, for the same period in 2009.

Net interest income was $255.1 million for the nine months ended September 30, 2010, an increase of $78.8 million, or 44.7%, from $176.4 million for the comparable period in 2009.  See "Net Interest Margin" section below for further analysis.

Provision for loan losses was $197.2 million in the first nine months of 2010 compared to $161.8 million in first nine months of 2009.  Net charge-offs were $180.3 million in the nine months ended September 30, 2010, compared to $116.6 million in the nine months ended September 30, 2009.

Overall, the business environment has been adverse for an extended period of time for many households and businesses in the United States, including those in the Chicago metropolitan area.  The business environment began to significantly deteriorate beginning in the third quarter of 2008 and has remained in a depressed state through and including the third quarter of 2010.  Unemployment remains at elevated levels and real estate prices continue to be significantly lower than the peak of the market several years ago.  As a result of the worsening economy, many borrowers’ cash flows have declined due to higher vacancy rates and lower product demand.  Additionally, the values of real estate securing our loans have declined over this extended period.  These factors have caused us to increase our reserves for losses on impaired and potential problem loans.

10Q Index

See “Asset Quality” below for further analysis of the allowance for loan losses.

Other Income (in thousands):

	Nine Months Ended
	September 30,	September 30,	Increase/	Percentage
	2010	2009	(Decrease)	Change
Other income:
Loan service fees	$ 4,985	$ 5,190	$ (205)	(4%)
Deposit service fees	29,014	21,289	7,725	36%
Lease financing, net	14,668	12,729	1,939	15%
Brokerage fees	3,781	3,334	447	13%
Trust and asset management fees	10,789	9,246	1,543	17%
Net gain on sale of investment securities	18,652	13,790	4,862	35%
Increase in cash surrender value of life insurance	2,586	1,790	796	44%
Net gain (loss) on sale of other assets	211	(25)	236	(944%)
Acquisition related gains	62,649	10,222	52,427	513%
Accretion of indemnification asset	6,669	-	6,669	NM
Other operating income	1,605	6,662	(5,057)	(76%)
Total other income	$ 155,609	$ 84,227	$ 71,382	85%

NM – not meaningful

Other income increased for the first nine months of 2010 compared to the first nine months of 2009, primarily due to gains recognized on the Broadway and New Century FDIC-assisted transactions during the nine months ended September 30, 2010, totaling $62.6 million, based on preliminary estimates.  See Note 2 of the Consolidated Financial Statements for additional information.  Deposit service fees increased primarily due to an increase in commercial deposit fees related to the treasury management business acquired in the Corus transaction during the second half of 2009, and an increase in NSF and overdraft fees related to the FDIC-assisted transactions.  Our core treasury management business also contributed to the increase in deposit service fees.  Net lease financing increased primarily due to an increase in the sales of third party equipment maintenance to customers.  Trust and asset management fees increased primarily due to an increase in assets under management, as a result of organic growth and an increase in the market value of assets under management.  Other income was also impacted by a net gain on sale of investment securities of $18.7 million for the nine months ended September 30, 2010, compared with a net gain on sale of investment securities of $13.8 million for the nine months ended September 30, 2009.    Accretion of indemnification asset relates to income recorded during the nine months ended September 30, 2010 related to the indemnification asset recorded on the Broadway and New Century FDIC-assisted transactions.  Prior year accretion related to the Heritage Bank transaction was not significant. Other operating income decreased as a result of net losses recognized on other real estate owned during the nine months ended September 30, 2010 compared with a small net gain in 2009.

Other Expense (in thousands):

	Nine Months Ended
	September 30,	September 30,	Increase /	Percentage
	2010	2009	(Decrease)	Change
Other expense:
Salaries and employee benefits	$ 107,950	$ 87,263	$ 20,687	24%
Occupancy and equipment expense	26,907	22,636	4,271	19%
Computer services expense	8,504	7,129	1,375	19%
Advertising and marketing expense	4,892	3,502	1,390	40%
Professional and legal expense	4,085	3,215	870	27%
Brokerage fee expense	1,478	1,446	32	2%
Telecommunication expense	2,847	2,306	541	23%
Other intangibles amortization expense	4,582	2,841	1,741	61%
FDIC insurance premiums	11,670	12,663	(993)	(8%)
Impairment charges on branch facilities	-	4,000	(4,000)	(100%)
Other operating expenses	21,894	15,677	6,217	40%
Total other expenses	$ 194,809	$ 162,678	$ 32,131	20%

10Q Index

Other expense increased from the first nine months of 2009 to the first nine months of 2010, primarily due to the FDIC-assisted transactions completed during 2009 and 2010.  See Note 2 of the Consolidated Financial Statements for additional information.  The FDIC-assisted transactions completed within the last twelve months increased total other expense from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 by approximately $24.0 million.  Salaries and employee benefits expense also increased due to an increase in healthcare expense and additional problem loan remediation staff added from September 30, 2009 to September 30, 2010.  FDIC insurance premiums decreased during the nine months ended September 30, 2010, as a $3.9 million special premium was assessed by the FDIC during the nine months ended September 30, 2009.  Offsetting the special premium in 2009 are higher assessments as a result of higher deposit balances.  Impairment charges decreased from the nine months ended September 30, 2009 by $4 million.  During the nine months ended September 30, 2009, the Company conducted an impairment review of branch office locations to be consolidated due to the Company’s FDIC-assisted transactions.   As a result, the Company recognized a $4.0 million impairment charge related to three branches in the third quarter of 2009. Other operating expenses increased during the nine months ended September 30, 2010 due to an increase of approximately $1.9 million in OREO expense and other expenses related to our FDIC-assisted transactions.

Income Taxes

The Company had an income tax expense from continuing operations of $1.4 million for the first nine months ended September 30, 2010 compared to an income tax benefit of $41.1 million for the same period in 2009.  The increase in income tax expense from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 was due to an increase in our pre-tax income.

10Q Index

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended September 30,
	2010			2009
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$ 6,819,162	$ 93,228	5.42%	$ 6,371,608	$ 81,978	5.10%
Loans exempt from federal income taxes (4)	120,253	2,261	7.36	80,486	1,294	6.29
Taxable investment securities	1,450,608	11,420	3.15	1,032,410	6,444	2.50
Investment securities exempt from federal income taxes (4)	355,288	5,210	5.74	379,056	5,516	5.69
Other interest bearing deposits	377,555	247	0.26	965,276	760	0.31
Total interest earning assets	9,122,866	$ 112,366	4.89	8,828,836	$ 95,992	4.31
Non-interest earning assets	1,511,690			965,039
Total assets	$ 10,634,556			$ 9,793,875

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 2,789,046	$ 4,023	0.57%	$ 2,118,024	$ 4,461	0.84%
Savings deposits	623,555	469	0.30	477,048	447	0.37
Time deposits	3,306,234	14,105	1.69	3,686,641	22,754	2.45
Short-term borrowings	264,748	281	0.42	428,560	1,222	1.13
Long-term borrowings and junior subordinated notes	458,657	3,256	2.78	504,218	3,791	2.94
Total interest bearing liabilities	7,442,240	$ 22,134	1.18	7,214,491	$ 32,675	1.80
Non-interest bearing deposits	1,673,259			1,445,937
Other non-interest bearing liabilities	173,139			34,237
Stockholders' equity	1,345,918			1,099,210
Total liabilities and stockholders' equity	$ 10,634,556			$ 9,793,875
Net interest income/interest rate spread (5)		$ 90,232	3.71%		$ 63,317	2.51%
Taxable equivalent adjustment		2,614			2,383
Net interest income, as reported		$ 87,618			$ 60,934
Net interest margin (6)			3.81%			2.74%
Tax equivalent effect			0.11%			0.11%
Net interest margin on a fully tax equivalent basis (6)			3.92%			2.85%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $1.1 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively.
(3)	Loans held for sale are included in the average loan balance listed. Related interest income is included in loan interest income.
(4)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(5)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income was $87.6 million for the three months ended September 30, 2010, an increase of $26.7 million, or 43.8% from $60.9 million for the comparable period in 2009.  The margin increase from the third quarter of 2009 was primarily due to a decrease in our average cost of funds caused by downward repricing of certificates of deposit, improved deposit mix and improved credit spreads on renewed loans.  Additionally, the increase in the margin from the third quarter of 2009 was impacted by the change in the mix of average assets from other interest bearing deposits to higher yielding loans.  At September 30, 2009, the Company held higher than normal other interest bearing deposits as a result of assets received in the Corus FDIC-assisted acquisition in the third quarter of 2009.  Our non-performing loans reduced our net interest margin during the third quarter of 2010 and the third quarter of 2009 by approximately 22 basis points and 17 basis points, respectively.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011.  Although the ultimate impact of this legislation on the Company has not yet been determined, the Company expects interest costs associated with demand deposits to increase as a result of competitor responses to this change.

10Q Index

The following table represents, for the period indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultants costs, expressed both in dollars and rates (dollars in thousands):

	Nine Months Ended September 30,
	2010			2009
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$ 6,649,976	$ 267,425	5.38%	$ 6,320,704	$ 244,712	5.18%
Loans exempt from federal income taxes (4)	120,574	6,707	7.34	80,039	3,911	6.44
Taxable investment securities	1,791,504	43,540	3.24	891,142	23,738	3.55
Investment securities exempt from federal income taxes (4)	358,026	15,719	5.79	398,897	17,318	5.73
Federal funds sold	471	2	0.56	-	-	-
Other interest bearing deposits	252,300	523	0.28	455,354	1,039	0.31
Total interest earning assets	9,172,851	$ 333,916	4.87	8,146,136	$ 290,718	4.77
Non-interest earning assets	1,351,173			953,956
Total assets	$ 10,524,024			$ 9,100,092

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$ 2,747,977	$ 11,556	0.56%	$ 1,778,656	$ 12,250	0.92%
Savings deposits	606,326	1,406	0.31	439,674	1,222	0.37
Time deposits	3,420,044	47,290	1.85	3,573,215	76,746	2.87
Short-term borrowings	263,656	889	0.45	480,127	4,024	1.12
Long-term borrowings and junior subordinated notes	471,211	9,809	2.75	518,288	12,695	3.23
Total interest bearing liabilities	7,509,214	$ 70,950	1.26	6,789,960	$ 106,937	2.11
Non-interest bearing deposits	1,560,914			1,162,003
Other non-interest bearing liabilities	129,163			73,456
Stockholders' equity	1,324,733			1,074,673
Total liabilities and stockholders' equity	$ 10,524,024			$ 9,100,092
Net interest income/interest rate spread (5)		$ 262,966	3.61%		$ 183,781	2.66%
Taxable equivalent adjustment		7,849			7,430
Net interest income, as reported		$ 255,117			$ 176,351
Net interest margin (6)			3.72%			2.89%
Tax equivalent effect			0.11%			0.13%
Net interest margin on a fully tax equivalent basis (6)			3.83%			3.02%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $3.6 million and $3.9 million for the nine months ended September 30, 2010 and 2009, respectively.
(3)	Loans held for sale are included in the average loan balance listed. Related interest income is included in loan interest income.
(4)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(5)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Net interest income was $255.1 million for the first nine months ended September 30, 2010, an increase of $78.8 million, or 44.7% from $176.4 million for the comparable period in 2009.  The increase in net interest income was due to a higher level of interest earning assets and a significant improvement in our net interest margin. Interest earning assets increased largely due to our FDIC-assisted transactions completed within the last twelve months.  See Note 2 of the Consolidated Financial Statements for additional information.  Our net interest margin increased due to a decrease in our cost of funds, related to certificates of deposit repricing lower and our deposit mix shifting from higher rate deposits to lower rate deposits, and improved credit spreads on new and renewed loans.  The deposit mix shifted as certificates of deposits for a majority of rate sensitive customers were not renewed.  Additionally, certificates of deposit decreased from September 30, 2009 as at that time we were in the process of redeeming out-of-market certificates of deposit assumed in the Corus FDIC-assisted transaction.  Our non-performing loans reduced our net interest margin during the nine months ended September 30, 2010 and the nine months ended September 30, 2009 by approximately 20 basis points and 16 basis points, respectively.

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

	Three Months Ended			Nine Months Ended
	September 30, 2010 Compared to September 30, 2009			September 30, 2010 Compared to September 30, 2009
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Earning Assets:
Loans	$ 5,809	$ 5,441	$ 11,250	$ 12,568	$ 10,144	$ 22,712
Loans exempt from federal income taxes (1)	719	248	967	2,196	600	2,796
Taxable investments securities	3,025	1,951	4,976	22,051	(2,249)	19,802
Investment securities exempt from federal income taxes (1)	(348)	42	(306)	(1,792)	194	(1,598)
Federal funds sold	-	-	-	2	-	2
Other interest bearing deposits	(402)	(111)	(513)	(427)	(89)	(516)
Total increase (decrease) in interest income	8,803	7,571	16,374	34,598	8,600	43,198
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	1,190	(1,628)	(438)	5,160	(5,854)	(694)
Savings deposits	121	(99)	22	409	(225)	184
Time deposits	(2,166)	(6,483)	(8,649)	(3,144)	(26,312)	(29,456)
Short-term borrowings	(356)	(586)	(942)	(1,349)	(1,786)	(3,135)
Long-term borrowings and junior subordinated notes	(331)	(203)	(534)	(1,087)	(1,799)	(2,886)
Total decrease in interest expense	(1,542)	(8,999)	(10,541)	(11)	(35,976)	(35,987)
Total increase in net interest income	$ 10,345	$ 16,570	$ 26,915	$ 34,609	$ 44,576	$ 79,185

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets decreased $242.4 million or 2.2% from $10.9 billion at December 31, 2009 to $10.6 billion at September 30, 2010.  Investment securities available for sale decreased $1.5 billion from December 31, 2009 to September 30, 2010, primarily due to securities sales, the proceeds of which were used to fund our Broadway FDIC-assisted transaction, and rate sensitive certificate of deposit run-off.  Security sales in the third quarter of 2010 were also done to lock in unrealized gains and shorten the overall duration of the securities portfolio.  Net loans increased by $307.6 million, or 4.8%, to $6.7 billion at September 30, 2010 primarily as a result of our FDIC-assisted transactions.  See “Loan Portfolio” section below for further analysis.  The FDIC indemnification asset and other real estate owned related to FDIC-assisted transactions increased by $338.1 million and $44.7 million, respectively, from December 31, 2009 to September 30, 2010, primarily due to our Broadway and New Century FDIC-assisted transactions.  See Note 2 of the Consolidated Financial Statements for additional information.

Total liabilities decreased by $327.1 million, or 3.4%, from $9.6 billion at December 31, 2009 to $9.3 billion at September 30, 2010.  Total deposits decreased by $286.7 million or 3.3% to $8.4 billion at September 30, 2010 from $8.7 billion at December 31, 2009.  Non-interest bearing accounts increased as of September 30, 2010, primarily due to the benefit of seasonal deposits with government entities.  The increase in non-interest bearing accounts was offset by a decrease in rate sensitive certificates of deposit.

10Q Index

Total stockholders’ equity increased $84.7 million, or 6.8%, to $1.3 billion at September 30, 2010 compared to December 31, 2009.  This increase was primarily due to an increase in additional paid-in capital related to the proceeds received pursuant to the Company’s Dividend Reinvestment and Stock Purchase Plan, and partially due to an increase in unrealized gains on investment securities available for sale and our net income for the nine months ended September 30, 2010.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, as of the dates indicated (dollars in thousands):

	September 30,		December 31,		September 30,
	2010		2009		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial related credits:
Commercial loans	$ 1,291,115	19%	$ 1,387,476	21%	$ 1,422,989	22%
Commercial loans collateralized by assignment of lease payments (lease loans)	1,019,083	15%	953,452	15%	881,963	13%
Commercial real estate	2,259,708	33%	2,472,520	38%	2,446,909	38%
Construction real estate	445,881	6%	594,482	9%	697,232	11%
Total commercial related credits	5,015,787	73%	5,407,930	83%	5,449,093	84%
Other loans:
Residential real estate	328,985	5%	291,022	4%	291,889	4%
Indirect automobile and motorcycle	182,091	2%	180,267	3%	185,499	3%
Home equity	386,866	6%	405,439	6%	408,184	7%
Consumer loans	76,219	1%	66,293	1%	66,600	1%
Total other loans	974,161	14%	943,021	14%	952,172	15%
Gross loans excluding covered loans	5,989,948	87%	6,350,951	97%	6,401,265	99%
Covered loans (1)	859,038	13%	173,596	3%	91,230	1%
Gross loans (2)	6,848,986	100%	6,524,547	100%	6,492,495	100%
Allowance for loan losses	(193,926)		(177,072)		(189,232)
Net loans	$ 6,655,060		$ 6,347,475		$ 6,303,263

(1)	Loans subject to loss-share with the FDIC are referred to as “covered loans”.
(2)
Gross loan balances at September 30, 2010, December 31, 2009 and September 30, 2009 are net of unearned income, including net deferred loan fees of $3.8 million, $4.6 million, and $4.6 million, respectively.

10Q Index

Asset Quality

The following table presents a summary of non-performing assets, excluding purchased credit-impaired loans and loans held for sale, as of the dates indicated (dollar amounts in thousands):

	September 30,	December 31,	September 30,
	2010	2009	2009
Non-performing loans:(1)
Non-accrual loans(2)	$ 392,477	$ 270,839	$ 286,623
Loans 90 days or more past due, still accruing interest	115	477	-
Total non-performing loans	392,592	271,316	286,623

OREO:(3)	59,114	36,711	22,612
Repossessed vehicles	321	333	271
Total non-performing assets	$ 452,027	$ 308,360	$ 309,506

Total allowance for loan losses	193,926	177,072	189,232
Partial charge-offs taken on non-performing loans	171,549	69,359	46,258
Allowance for loan losses, including partial charge-offs	$ 365,475	$ 246,431	$ 235,490

Accruing restructured loans	$ 12,226	$ -	$ -

Total non-performing loans to total loans	5.73%	4.16%	4.41%
Total non-performing assets to total assets	4.26%	2.84%	2.19%
Allowance for loan losses to non-performing loans	49.40%	65.26%	66.02%
Allowance for loan losses to non-performing loans,
including partial charge-offs	64.78%	72.34%	70.74%

(1)
This table excludes purchased credit-impaired loans. Purchased credit-impaired loans had evidence of deterioration in credit quality prior to acquisition.  Fair value of these loans as of the acquisition date includes estimates of credit losses.  These loans are accounted for on a pool basis, and the pools are considered to be performing.  This table also excludes loans held for sale.

(2)	Includes restructured loans on non-accrual status of approximately $16.9 million at September 30, 2010.
(3)
This table excludes other real estate owned that is related to our FDIC-assisted transactions.  Other real estate owned related to the Heritage, Benchmark, Broadway, and New Century transactions, which totaled $63.5 million at September 30, 2010 and $18.8 million at December 31, 2009, is subject to the loss-sharing agreements with the FDIC.  Other real estate owned related to the InBank transaction is performing as expected and is therefore excluded from non-performing assets.

The following table represents a summary of OREO, excluding assets acquired in FDIC-assisted transactions (in thousands):

September 30,
2010

Balance at December 31, 2009	$ 36,711
Transfers in at fair value less estimated costs to sell	36,788
Fair value adjustments on existing OREO	(6,141)
Net losses on sales of OREO	(569)
Cash received upon disposition	(7,675)
Balance at September 30, 2010	$ 59,114

The Company recorded losses of $451 thousand on OREO related to assets acquired in FDIC-assisted transactions.

10Q Index

The following table presents data related to non-performing loans, excluding purchased credit-impaired loans and loans held for sale, by dollar amount and category at September 30, 2010 (dollar amounts in thousands):

	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Consumer Loans	Total Loans
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
$10.0 million or more	-	$ -	1	$ 14,539	4	$ 63,807	$ -	$ 78,346
$5.0 million to $9.9 million	3	23,179	6	41,727	2	12,412	-	77,318
$1.5 million to $4.9 million	9	19,297	17	53,736	20	52,540	1,575	127,148
Under $1.5 million	51	14,543	31	20,420	130	51,366	23,451	109,780
	63	$ 57,019	55	$ 130,422	156	$ 180,125	$ 25,026	$ 392,592

Percentage of individual loan category		2.47%		29.25%		7.97%	2.57%	5.73%

The following table presents data related to non-performing loans, excluding purchased credit-impaired loans and loans held for sale, by dollar amount and category at December 31, 2009 (dollar amounts in thousands):

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

The increase in non-performing loans was primarily a result of continued weakening economic conditions discussed above in “Results of Operations – Third Quarter Results”.  Borrowers migrated to higher (worse) risk ratings as economic conditions deteriorated during the nine months ending September 30, 2010, especially as reflected in the cash flows from income producing properties and the value of commercial real estate.

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

General Loss Reserve.  We maintain a general loan loss reserve for the four categories of commercial-related loans in our portfolio - commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans.  We use a loan loss reserve model that incorporates the migration of loan risk rating and historical default data over a multi-year period.  Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or any loan committee.  Loans rated one represent those loans least likely to default and a loan rated nine represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  Estimated loan default factors are multiplied by individual loan balances in each risk-rating category and again multiplied by an historical loss given default estimate for each loan type (which incorporates estimated recoveries) to determine an appropriate level of allowance by loan type.  This approach is applied to the commercial, commercial real estate, construction real estate and lease loan components of the portfolio.

10Q Index

The general allowance for loan losses also includes estimated losses resulting from macroeconomic factors and imprecision of our loan loss model.  Macroeconomic factors adjust the allowance for loan losses upward or downward based on the current point in the economic cycle and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, construction real estate and lease loan components of the portfolio.  To determine our macroeconomic factors, we use specific economic data that has a statistical correlation to loan losses.  We annually review this data to determine that such a correlation continues to exist.  Additionally, as the factors are only updated annually, we periodically review the macroeconomic factors in order to conclude they are adequate based on current economic conditions.

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

The general loss reserve was $124.0 million as of September 30, 2010, and $118.5 million as of December 31, 2009.  Reserves on impaired loans are included in the “Specific Reserve” section below.  See additional discussion in “Potential Problem Loans” below.

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

The total specific reserve component of the allowance was $56.2 million as of September 30, 2010 and $46.0 million as of December 31, 2009.  The increase in specific reserve reflects the increase in impaired loans.  See discussion in “Third Quarter Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

Smaller Balance Homogenous Loans.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one year time horizon.  For improved accuracy, indirect vehicle loan losses are estimated using a combination of our historical loss statistics as well as industry loss statistics.  The reserves for smaller balance homogenous loans totaled $13.7 million at September 30, 2010, and $12.6 million at December 31, 2009.

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

10Q Index

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Balance at the beginning of period	$ 195,612	$ 181,356	$ 177,072	$ 144,001
Provision for loan losses	65,000	45,000	197,200	161,800
Charge-offs:
Commercial loans	(11,362)	(20,037)	(48,936)	(37,221)
Commercial loans collateralized by assignment
of lease payments (lease loans)	(418)	(269)	(1,668)	(5,074)
Commercial real estate loans	(25,265)	(2,006)	(52,468)	(26,943)
Construction real estate	(29,120)	(14,914)	(77,397)	(44,355)
Residential real estate	(1,500)	(290)	(1,963)	(894)
Indirect vehicle	(503)	(937)	(2,231)	(2,761)
Home equity	(1,369)	(650)	(3,268)	(2,208)
Consumer loans	(600)	(358)	(1,327)	(645)
Total charge-offs	(70,137)	(39,461)	(189,258)	(120,101)
Recoveries:
Commercial loans	1,900	71	4,946	147
Commercial loans collateralized by assignment
of lease payments (lease loans)	62	-	158	-
Commercial real estate loans	907	5	1,270	29
Construction real estate	330	2,042	1,498	2,802
Residential real estate	7	9	57	41
Indirect vehicle	232	194	877	455
Home equity	11	13	101	45
Consumer loans	2	3	5	13
Total recoveries	3,451	2,337	8,912	3,532

Total net charge-offs	(66,686)	(37,124)	(180,346)	(116,569)

Balance	$ 193,926	$ 189,232	$ 193,926	$ 189,232

Total loans, excluding loans held for sale	$ 6,848,986	$ 6,492,495	$ 6,848,986	$ 6,492,495
Average loans, excluding loans held for sale	$ 6,939,415	$ 6,452,094	$ 6,770,550	$ 6,398,119

Ratio of allowance for loan losses to total loans,
excluding loans held for sale	2.83%	2.91%	2.83%	2.91%
Ratio of allowance for loan losses to total loans,
including partial charge-offs, and excluding loans
held for sale	5.21%	3.60%	5.21%	3.60%
Net loan charge-offs to average loans, excluding loans
held for sale (annualized)	3.81%	2.28%	3.56%	2.44%

Net charge-offs increased $63.8 million to $180.3 million in the nine months ended September 30, 2010 compared to $116.6 million in the nine months ended September 30, 2009.  As noted in “Year to Date Results,” elevated levels of charge-offs were primarily due to continued weakness of our borrowers’ ability to repay and continued deterioration in the value of construction real estate collateral securing impaired loans.

Provision for loan losses increased by $35.4 million to $197.2 million in the nine months ended September 30, 2010 from $161.8 million in the same period of 2009.  The provisions for loan losses were primarily the result of migration of loans to non-performing status, the deterioration in the value of collateral securing non-performing loans, and an increase in potential problem loans.  See discussion in  “Year to Date Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

10Q Index

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

Potential Problem Loans

We define potential problem loans as performing loans rated substandard, that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of September 30, 2010, and December 31, 2009 were approximately $306.1 million, and $233.4 million, respectively.

The majority of the increase in potential problem loans was due to the migration to potential problem loan status of commercial real estate loans.  As noted earlier, the increase in potential problem loans was primarily due to declining cash flows for many borrowers as a result of higher vacancy rates and lower product demand during the nine months ended September 30, 2010.  See discussion in “Third Quarter Results” and “Year to Date Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

10Q Index

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

Lease investments by categories follow (in thousands):

	September 30,	December 31,	September 30,
	2010	2009	2009
Direct finance leases:
Minimum lease payments	$ 65,447	$ 69,112	$ 62,899
Estimated unguaranteed residual values	8,130	7,802	7,335
Less: unearned income	(6,851)	(7,684)	(7,053)
Direct finance leases (1)	$ 66,726	$ 69,230	$ 63,181

Leveraged leases:
Minimum lease payments	$ 13,334	$ 20,770	$ 24,794
Estimated unguaranteed residual values	3,159	4,532	4,918
Less: unearned income	(1,281)	(1,950)	(2,388)
Less: related non-recourse debt	(12,697)	(20,717)	(23,570)
Leveraged leases (1)	$ 2,515	$ 2,635	$ 3,754

Operating leases:
Equipment, at cost	$ 230,429	$ 235,092	$ 223,454
Less: accumulated depreciation	(99,105)	(90,126)	(88,253)
Lease investments, net	$ 131,324	$ 144,966	$ 135,201

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $15.0 million at September 30, 2010, $20.7 million at December 31, 2009 and $21.9 million at September 30, 2009.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,310 leases at September 30, 2010 compared to 2,489 leases at December 31, 2009 and 2,206 leases at September 30, 2009.  The average residual value per lease schedule was approximately $24 thousand at September 30, 2010 compared to $22 thousand at December 31, 2009 and $25 thousand at September 30, 2009.  The average residual value per master lease schedule was approximately $184 thousand at September 30, 2010, $177 thousand at December 31, 2009, and $175 thousand at September 30, 2009.

10Q Index

At September 30, 2010, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
	Finance	Leveraged	Operating
End of initial lease term December 31,	Leases	Leases	Leases	Total
2010	$ 985	$ 325	$ 6,644	$ 7,954
2011	2,190	1,258	11,214	14,662
2012	1,956	1,158	10,080	13,194
2013	1,491	399	5,863	7,753
2014	1,201	19	7,746	8,966
2015 & Thereafter	307	-	4,500	4,807
	$ 8,130	$ 3,159	$ 46,047	$ 57,336

Investment Securities Available for Sale

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At September 30, 2010		At December 31, 2009		At September 30, 2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
U.S. Government sponsored agencies and enterprises	$ 23,826	$ 24,698	$ 69,120	$ 70,239	$ 322,620	$ 323,969
Bank notes issued through TLGP (1)	-	-	-	-	1,628,495	1,628,392
States and political subdivisions	355,121	379,675	366,845	380,234	372,772	396,124
Residential mortgage-backed securities	887,422	898,837	2,382,495	2,377,051	1,625,378	1,636,275
Corporate bonds	6,140	6,140	11,400	11,395	6,381	6,381
Equity securities	10,016	10,315	4,280	4,314	3,742	3,839
Total	$ 1,282,525	$ 1,319,665	$ 2,834,140	$ 2,843,233	$ 3,959,388	$ 3,994,980

(1)	Represents bank notes that are guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP).

The decrease in residential mortgage-backed securities was due to investment security sales and to periodic paydowns during the nine months ended September 30, 2010.  See Note 5 to the consolidated financial statements for further discussion of the security sales.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash.  Net cash provided by operating activities increased by $47.6 million to $221.3 million for the nine months ended September 30, 2010, from the nine months ended September 30, 2009.  The increase was primarily due to our results of operations for the nine months ended September 30, 2010 and higher provision for loan losses during the period.

Cash flows from investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales, the impact of acquisitions and FDIC-assisted transactions.  Net cash provided by investing activities decreased by $2.7 billion to $1.4 billion for the nine months ended September 30, 2010, from the nine months ended September 30, 2009.  The decrease was primarily due to significant cash balances received from the FDIC in the Corus FDIC-assisted transaction in the nine months ended September 30, 2009.

10Q Index

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the nine months ended September 30, 2010, the Company had net cash flows used in financing activities of $1.0 billion, compared to net cash flows used in financing activities of $1.9 billion for the nine months ended September 30, 2009.  The change in cash flows from financing activities was primarily due to the run-off of higher rate CDs during the nine months ended September 30, 2010.

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

In the event that additional short-term liquidity is needed or the Company is unable to retain brokered deposits, MB Financial Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While at September 30, 2010, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $240.0 million for a short time from these banks on a collective basis.  MB Financial Bank is a member of Federal Home Loan Bank of Chicago (FHLB).  As of September 30, 2010, MB Financial Bank had $193.2 million outstanding in FHLB advances, and could borrow an additional amount of approximately $270.7 million.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of September 30, 2010, the Company had approximately $370.9 million of unpledged securities, excluding securities available for pledge at the FHLB.

See Notes 11 and 12 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.  There were no material changes outside the ordinary course of business in the Company’s contractual obligations at September 30, 2010 as compared to December 31, 2009.

At September 30, 2010, the Company’s total risk-based capital ratio was 17.10%; Tier 1 capital to risk-weighted assets ratio was 15.12% and Tier 1 capital to average asset ratio was 10.38%.  MB Financial Bank’s total risk-based capital ratio was 15.12%; Tier 1 capital to risk-weighted assets ratio was 13.13% and Tier 1 capital to average asset ratio was 8.94%.  MB Financial Bank, N.A. was categorized as “Well-Capitalized” at September 30, 2010 under the regulations of the Office of the Comptroller of the Currency.

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

10Q Index

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from our merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the possibility that the expected benefits of the Broadway Bank, New Century Bank and other FDIC-assisted transactions we previously completed will not be realized, and the possibility that the amount of the gains, if any, we ultimately realize on these transactions will differ materially from any recorded preliminary gains; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (4) results of examinations by the Office of Comptroller of Currency and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior and net interest margin; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) fluctuations in real estate values; (9) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (10) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (11) our ability to access cost-effective funding; (12) changes in financial markets; (13) changes in economic conditions in general and in the Chicago metropolitan area in particular; (14) the costs, effects and outcomes of litigation; (15) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations adopted thereunder, changes in federal and/or state tax laws or interpretations thereof by taxing authorities, changes in laws, rules or regulations applicable to companies that have participated in the TARP Capital Purchase Program of the U.S. Department of the Treasury and other governmental initiatives affecting the financial services industry; (16) changes in accounting principles, policies or guidelines; (17) our future acquisitions of other depository institutions or lines of business; and (18) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2010 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2010 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

10Q Index

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 5%, 8% and 6%, respectively, in the first three months, 15%, 25%, and 17%, respectively, in the next nine months, 56%, 60% and 56%, respectively, from one year to five years, and 24%, 7%, and 21%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$ 856,277	$ 187	$ 1,533	$ -	$ 857,997
Investment securities available for sale	205,638	242,702	766,784	183,348	1,398,472
Loans, including covered loans	3,154,138	1,234,871	2,319,035	140,942	6,848,986
Total interest earning assets	$ 4,216,053	$ 1,477,760	$ 3,087,352	$ 324,290	$ 9,105,455

Interest Bearing Liabilities:
NOW and money market deposits accounts	$ 200,265	$ 628,369	$ 1,658,671	$ 332,426	$ 2,819,731
Savings deposits	36,751	104,763	361,251	131,210	633,975
Time deposits	907,831	1,428,174	796,981	105,791	3,238,777
Short-term borrowings	36,619	78,889	150,009	16,847	282,364
Long-term borrowings	101,421	31,737	158,991	2,380	294,529
Junior subordinated notes issued to capital trusts	152,039	-	-	6,540	158,579
Total interest bearing liabilities	$ 1,434,926	$ 2,271,932	$ 3,125,903	$ 595,194	$ 7,427,955

Rate sensitive assets (RSA)	$ 4,216,053	$ 5,693,813	$ 8,781,165	$ 9,105,455	$ 9,105,455
Rate sensitive liabilities (RSL)	$ 1,434,926	$ 3,706,858	$ 6,832,761	$ 7,427,955	$ 7,427,955
Cumulative GAP (GAP=RSA-RSL)	$ 2,781,127	$ 1,986,955	$ 1,948,404	$ 1,677,500	$ 1,677,500

RSA/Total assets	39.69%	53.60%	82.66%	85.71%	85.71%
RSL/Total assets	13.51%	34.89%	64.32%	69.92%	69.92%
GAP/Total assets	26.18%	18.70%	18.34%	15.79%	15.79%
GAP/RSA	65.97%	34.90%	22.19%	18.42%	18.42%

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over Once Year Horizon
Changes in	At September 30, 2010		At December 31, 2009
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$ 5,255	1.64%	$ 8,856	2.60%
+ 1.00%	$ 2,328	0.72%	$ 6,425	1.89%

In the interest rate sensitivity table above, changes in net interest income between September 30, 2010 and December 31, 2009 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.

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

10Q Index

As a result of the current interest rate environment, the Company does not anticipate any significant declines in interest rates over the next twelve months.  For this reason, we did not use an interest rate sensitivity simulation that assumes a gradual decline in the level of interest rates over the next twelve months.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2010 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are based on a complex model using, among other things, cash flows and company comparisons.  To the extent our market capitalization (market value of total common shares outstanding) is less than the book value of our total common stockholders’ equity, this will be considered, along with other pertinent factors, in determining whether goodwill is impaired.  As of September 30, 2010, our market capitalization was less than the book value of our total common stockholders’ equity.  Should this condition continue to exist for an extended period of time, the Company will consider this and other factors, including the Company’s anticipated cash flows, to determine whether goodwill is impaired. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.

10Q Index

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

•
To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill.  As discussed above, we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition;

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

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.  Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities will be grandfathered and its currently outstanding TARP preferred securities will continue to qualify as Tier 1 capital.  In addition, the Office of the Comptroller of the Currency is required to seek to make its capital requirements for national banks, such as MB Financial Bank, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

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

10Q Index

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

In addition, the Dodd-Frank Act increased the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries and gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as MB Financial Bank, having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  The Dodd-Frank act also will restrict proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds.

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

10Q Index

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended September 30, 2010 with respect to our repurchases of our outstanding common shares:

			Number of Shares	Maximum Number of
			Purchased as Part	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs

July 1, 2010 - July 31, 2010	11,310	$ 16.84	-	-

August 1, 2010 - August 31, 2010	-	$ -	-	-

September 1, 2010 - September 30, 2010	-	$ -	-	-

Totals	11,310		-

(1)	Represents shares of restricted stock withheld upon vesting to satisfy tax withholding obligations.

Item 4. - Reserved

Item 6. - Exhibits

See Exhibit Index.

10Q Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.

Date: November 9, 2010	By: /s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2010	By: /s/ Jill E. York
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

10Q Index

EXHIBIT INDEX
Exhibit Number	Description
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

10Q Index

EXHIBIT INDEX
Exhibit Number	Description
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

10.23	Transition agreement, dated September 2, 2010, by and among MB Financial, Inc. and MB Financial Bank, N.A. and Thomas Panos*
10.24	Reserved
10.25	Reserved
10.26	Reserved
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