Form 10-K
period 2010-12-31
MB FINANCIAL INC /MD
filed 2011-02-08
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes☒    No☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes☐    No☒

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
Yes☐                      No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer☒                                                      Accelerated filer☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)                                                                           Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes☐                      No☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $938,042,913 as of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates.”

There were issued and outstanding 53,957,336 shares of the Registrant’s common stock as of February 8, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the definitive Proxy Statement to
be used in conjunction with the Registrant’s	Part III
2011 Annual Meeting of Stockholders.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2010

INDEX

		Page
PART I
Item 1	Business...	4
Item 1A	Risk Factors...	18
Item 1B	Unresolved Staff Comments...	27
Item 2	Properties...	27
Item 3	Legal Proceedings...	27
Item 4	Reserved...	27

PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities...........................................................	28
Item 6	Selected Financial Data...	31
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations..................................................................................................	37
Item 7A	Quantitative and Qualitative Disclosures about Market Risk........................................................................................................................................................	65
Item 8	Financial Statements and Supplementary Data................................................................................................................................................................................	68
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................................................................	129
Item 9A	Controls and Procedures...	129
Item 9B	Other Information...	129

PART III
Item 10	Directors, Executive Officers, and Corporate Governance..............................................................................................................................................................	130
Item 11	Executive Compensation...	130
Item 12	Security Ownership of Certain Beneficial Owners, and Management and Related Stockholder Matters..............................................................................	130
Item 13	Certain Relationships, Related Transactions and Director Independence...................................................................................................................................	131
Item 14	Principal Accountant Fees and Services...........................................................................................................................................................................................	131

PART IV
Item 15	Exhibits and Financial Statement Schedules.....................................................................................................................................................................................	132
	Signatures...	133

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from our merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the possibility that the expected benefits of the FDIC-assisted transactions we previously completed will not be realized; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (4) results of examinations by the Office of Comptroller of Currency and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior and net interest margin; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) fluctuations in real estate values; (9) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (10) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (11) our ability to access cost-effective funding; (12) changes in financial markets; (13) changes in economic conditions in general and in the Chicago metropolitan area in particular; (14) the costs, effects and outcomes of litigation; (15) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations adopted thereunder, changes in federal and/or state tax laws or interpretations thereof by taxing authorities, changes in laws, rules or regulations applicable to companies that have participated in the TARP Capital Purchase Program of the U.S. Department of the Treasury and other governmental initiatives affecting the financial services industry; (16) changes in accounting principles, policies or guidelines; (17) our future acquisitions of other depository institutions or lines of business; and (18) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

10K Index

General

MB Financial, Inc., headquartered in Chicago, Illinois, is a financial holding company with banking offices located primarily in the Chicago area.  The words "MB Financial,"  "the Company," "we," "our" and "us" refer to MB Financial, Inc. and its wholly owned subsidiaries, unless we indicate otherwise.  Our primary market is the Chicago metropolitan area, in which we operate approximately 90 banking offices through our bank subsidiary, MB Financial Bank, N.A. (MB Financial Bank), including one banking office in the city of Philadelphia, Pennsylvania.  Through MB Financial Bank, we offer a broad range of financial services primarily to small and middle market businesses and individuals in the markets that we serve.  Our primary lines of business include commercial banking, retail banking and wealth management.  As of December 31, 2010, we had total assets of $10.3 billion, deposits of $8.2 billion, stockholders’ equity of $1.3 billion, and $3.9 billion of client assets under administration in our Wealth Management Group (including $2.3 billion in our trust department, $598 million in our broker/dealer subsidiary, Vision Investment Services, Inc., and $1.0 billion in our majority owned asset management firm, Cedar Hill Associates LLC).

We have grown significantly in the past several years through a number of acquisitions, including the following most recent transactions.

In August 2006, we acquired Oak Brook Bank, based in Oak Brook, Illinois, and its parent, First Oak Brook Bancshares, Inc.

In April 2008, we purchased an 80% interest in Cedar Hill Associates LLC (Cedar Hill), an asset management firm located in Chicago, Illinois.

During 2009 and 2010, MB Financial Bank acquired certain assets and assumed certain liabilities of Glenwood, Illinois-based Heritage Community Bank (Heritage), Oak Forest, Illinois-based InBank, Chicago-based Corus Bank, N.A. (Corus), Aurora, Illinois-based Benchmark Bank (Benchmark), Chicago, Illinois-based New Century Bank (New Century) and Chicago, Illinois-based Broadway Bank (Broadway) in transactions facilitated by the Federal Deposit Insurance Corporation (FDIC).  For the Heritage, Benchmark, New Century and Broadway transactions, MB Financial Bank entered into loss-share agreements with the FDIC.  Under the loss-share agreements, MB Financial Bank will share in the losses on assets (loans and other real estate owned) covered under the agreements (referred to as “covered loans” and “covered other real estate owned”).  See Note 2 of the notes to our December 31, 2010 audited consolidated financial statements contained in Item 8 of this report for additional information.

MB Financial Bank, our largest subsidiary, has two wholly owned subsidiaries with significant operating activities: LaSalle Systems Leasing, Inc. and Vision Investment Services, Inc.; MB Financial Bank also has a majority owned subsidiary with significant operating activities, Cedar Hill Associates, LLC.

LaSalle Systems Leasing, Inc. (LaSalle) focuses primarily on leasing technology-related equipment to middle market and larger businesses located throughout the United States.  LBS specializes in selling and administering third party equipment maintenance contracts as well as technology-related equipment.  We acquired LaSalle in 2002.

Vision Investment Services, Inc. (Vision) is registered with the Securities and Exchange Commission as a broker/dealer, is a member of the Financial Industry Regulatory Authority, is a member of the Securities Investor Protection Corporation, and is a licensed insurance agency.  Vision has one wholly owned subsidiary: Vision Insurance Services, Inc.  Vision Insurance Services, Inc. is a licensed insurance agency which functions as a distribution firm for certain insurance and annuity products.  Vision provides both institutional and retail clients with investment and wealth management services.  It had $598 million in assets under administration at December 31, 2010.

As noted above, Cedar Hill is an asset management firm located in Chicago, Illinois that we acquired in April 2008, with approximately $1.0 billion in assets under management at December 31, 2010.

MBRE Holdings LLC, a Delaware limited liability company and a subsidiary of MB Financial Bank N.A., was established in August 2002 as the holding company of MB Real Estate Holdings LLC, which is also a Delaware limited liability company.  MB Real Estate Holdings LLC and MBRE Holdings LLC were established as part of an initiative to enhance our earnings by providing alternative methods of raising capital and funding.  On December 31, 2010, MBRE Holdings LLC and its subsidiary MB Real Estate Holdings LLC, were dissolved.

10K Index

We also own all of the issued and outstanding common securities of Coal City Capital Trust I, MB Financial Capital Trust II, MB Financial Capital Trust III, MB Financial Capital Trust IV, MB Financial Capital Trust V, MB Financial Capital Trust VI, FOBB Capital Trust I, and FOBB Capital Trust III, all statutory business trusts formed for the purpose of issuing trust preferred securities.  See Note 13 of the notes to our audited consolidated financial statements contain in Item 8 of this report for additional information.

Recent Developments

On January 28, 2011, the Company announced that it will pay a cash dividend of $0.01 per share to stockholders of record as of February 11, 2011.

Primary Lines of Business

Our operations are currently managed as one unit, and we have one reportable segment.  Our chief operating decision-makers use consolidated results to make operating and strategic decisions.

We concentrate on serving middle market businesses and their owners.  We also serve consumers who live or work near our branches.  We have established three primary lines of business: commercial banking; retail banking; and wealth management.  Each is described below.

Commercial Banking.  Commercial banking focuses on serving middle market businesses, primarily located in the Chicago metropolitan area.  We provide a full set of credit, deposit, and treasury management products to these companies.  In general, our credit products are designed for companies with annual revenues between $5 million and $150 million and credit needs of up to $35 million.  We have a broad range of credit products for our target market, including working capital loans and lines of credit; accounts receivable financing; inventory and equipment financing; industrial revenue bond financing; business acquisition loans; owner occupied real estate loans; and financial, performance and commercial letters of credit.  Our deposit and treasury management products are designed for companies with annual revenues up to $500 million and include: internet banking products, investment sweep accounts, zero balance accounts, automated tax payments, ATM access, telephone banking, lockbox, automated clearing house transactions, account reconciliation, controlled disbursement, detail and general information reporting, wire transfers, vault services for currency and coin, a variety of international banking services, and checking accounts.  We also provide a full set of credit, deposit and treasury management services for real estate operators and investors.

Commercial banking also serves small and medium size equipment leasing companies located throughout the United States.  We have provided banking services to these companies for more than three decades.  Competition in serving equipment lessors generally comes from large banks, finance companies, large industrial companies and some community banks.  We compete based upon rapid decision making and excellent service and by providing flexible financial solutions to meet our customers’ needs.  We provide full banking services to leasing companies by financing the debt portion of leveraged equipment leases (referred to as lease loans), providing short and long-term equity financing and by making working capital and bridge loans.  For lease loans, a lessee’s credit is often rated as investment grade for its public debt by Moody’s, Standard & Poors or the equivalent.  Whether or not a lessee has a public debt rating, they are subject to the same internal credit analysis as any other customer of MB Financial Bank.  We also invest directly in equipment that we lease to other companies located throughout the United States (referred to as operating leases).  Our operating lease portfolio is made up of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment.  We seek leasing transactions where we believe the equipment leased is integral to the lessee’s business, thereby increasing the likelihood of renewal at the end of the lease term.

Additionally, our subsidiary LaSalle primarily focuses on leasing technology-related equipment and providing related services to middle market and larger businesses throughout the United States and provides us the additional ability to directly originate leases.

10K Index

Retail Banking.  Retail banking is made up of approximately 90 branch offices and 133 ATMs spread principally throughout the Chicago metropolitan area, with one branch in Philadelphia, PA.  Our target customer is the household looking for a complete suite of deposit and lending products and personal customer service that resembles that of a community bank.  Our full line of consumer deposit products consists of checking, savings, money market, time deposits and IRA accounts. Our lead product “MB Red Checking” is an account that rewards customers with a high interest rate for meeting specified account activity.   Retail banking also serves business customers (under $10 million in revenues) that desire a full business product set and the convenience of our branch network. Our business banking division offers the same business services available to our larger commercial businesses, the expertise of a business banker and the personal attention of the local branch.

All of our deposit products are supported by an array of ancillary products: “ibankmb.com” is our robust state of the art internet banking and bill payment service provided to our customers at no cost, allowing them to bank 24/7 from anywhere around the globe; “MB Debit MasterCard®”  and “MB Platinum” credit card offer purchasing power anywhere MasterCard is accepted; “My Bank, My Rewards” allows our customers to earn rewards points for all signature debit card purchases and credit card purchases, redeemable for merchandise, gift cards and travel; and e-statement, which conveniently provides  a paperless statement for our customers.  We also provide “Guard My Card”, a service in which the bank pays overdrafts caused by the customer's ATM or debit card use, up to $500 on a qualified checking account.

Wealth Management.  Our Wealth Management Group provides comprehensive wealth management solutions to individuals, corporations and not-for-profits.  We provide banking, investment management, custody, personal trust, financial planning and wealth advisory services to high net worth individuals through our Private Bankers, Asset Management and Trust Advisors and Cedar Hill.  Estate settlement, guardianship, tax deferred exchange services and retirement plan services are provided through the Trust Department.  Financial Advisors from Vision Investments work through our branches offering a wide variety of financial products and services to our retail customers.  MB Financial Bank subsidiaries Cedar Hill and Vision provide clients with non-FDIC insured investment alternatives and/or insurance products.

Lending Activities

General.  We are primarily a commercial lender and our loan portfolio consists primarily of loans to businesses or for business purposes.

Commercial Lending.  We make commercial loans mainly to middle market businesses, most often located in the Chicago area.  Borrowers tend to be privately owned and are generally manufacturers, wholesalers, distributors, long-term health care operators and service providers.  Loan products offered are primarily working capital and term loans and lines of credit that help our customers finance accounts receivable, inventory and equipment.  We also offer financial, performance and commercial letters of credit.  Commercial loans secured by owner occupied real estate are classified as commercial real estate loans in the loan portfolio composition table in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 to the audited consolidated financial statements in “Item 8. Financial Statements and Supplementary Data”.  Most commercial loans are short-term in nature, being one year or less, with the maximum term generally being five years.  Our commercial loans typically range in size from $500 thousand to $15 million.

Lines of credit for customers are typically secured, and are subject to renewal upon a satisfactory review of the borrower’s financial condition and credit history.  Secured short-term commercial business loans are usually collateralized by accounts receivable, inventory, equipment and/or real estate.  Such loans are typically, but not always, guaranteed by the owners of the business.  Collateral securing commercial loans may depreciate over time, be difficult to appraise and fluctuate in value based on the success of the business.  In addition, in the case of loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the ability of the borrower to collect the amounts due from its customers.  Accordingly, we make our commercial loans primarily based on the historical and expected cash flow of the borrower, secondarily on underlying collateral provided by the borrower, and lastly on guarantor support.

Commercial Real Estate Lending.  We originate commercial real estate loans that are generally secured by multi-unit residential property and owner and non-owner occupied commercial and industrial property.  Longer term commercial real estate loans are generally made at fixed rates, although some have interest rates that change based on the Prime Rate or LIBOR.  Generally, terms of up to twenty-five years are offered on fully amortizing loans, but most loans are structured with a balloon payment at the end of five years or less.  For our fixed rate loans with maturities greater than five years, we may enter into an interest rate swap agreement with a third party to mitigate interest rate risk.  In deciding whether to make a commercial real estate loan, we consider, among other things, the experience and qualifications of the borrower as well as the value and cash flow of the underlying property.  Some factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the global cash flows of the borrower, the ratio of the loan amount to the appraised value and the overall creditworthiness of the prospective borrower.  Our commercial real estate loans typically range in size from $250 thousand to $20 million.

10K Index

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

Construction Real Estate.  Historically we have provided construction loans for the acquisition and development of land and construction of condominiums, townhomes, and one-to-four family residences.  We have also provided acquisition, development and construction loans for retail and other commercial purposes, primarily in our market areas.  With regard to construction lending, there were fewer new loans made during 2010, 2009 and 2008 compared to prior years due to the unfavorable economic environment for new home sales and commercial properties.  Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion.  Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, our estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness.  If our estimate of the value of a project at completion proves to be overstated or market values have declined since we originated our loan, we may have inadequate security for repayment of the loan and we may incur a loss.

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

The lessee acknowledges our security interest in the leased equipment and normally agrees to send lease payments directly to us.  Lessees tend to be companies that have an investment grade public debt rating by Moody’s or Standard & Poors or the equivalent, though, we also provide credit to below investment grade and non-rated companies.  Whether or not a lessee has a public debt rating, they are subject to the same internal credit analysis as any other customer.  Lease loans almost always are fully amortizing, with maturities typically ranging from three to five years.  Loan interest rates are fixed.

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

Residential Real Estate.  We originate fixed and adjustable rate residential real estate loans secured by one to four family homes.  Terms of first mortgages range from five to thirty years.  In deciding whether to make a residential real estate loan, we consider the qualifications of the borrower as well as the value of the underlying property.  Our general practice is to sell the majority of our newly originated fixed-rate residential real estate loans and to hold in portfolio some adjustable rate residential real estate loans.  On a limited basis we hold loans with 15 and 30 year maturities.

10K Index

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

Foreign Operations

MB Financial Bank held certain commercial real estate loans, residential real estate loans, other loans and mortgage-backed investment securities in a real estate investment trust through a wholly owned subsidiary MBRE Holdings LLC, headquartered and domiciled in Freeport, The Bahamas.  MBRE Holdings LLC and its subsidiary, MB Real Estate Holdings LLC, were both dissolved effective December 31, 2010 and their assets were absorbed by MB Financial Bank.  We have not engaged in operations in any other foreign countries.

Competition

We face substantial competition in all phases of our operations, including deposit gathering and loan origination, from a variety of competitors.  Commercial banks, savings institutions, brokerage firms, credit unions, mutual fund companies, asset management firms,  insurance companies and specialty finance companies all compete with us for new and existing customers.  Our bank competes by providing quality services to our customers, ease of access to our facilities, convenient hours and competitive pricing of services (including interest rates paid on deposits, interest rates charged on loans and fees charged for other non-interest related services).

Personnel

As of December 31, 2010, we and our subsidiaries employed a total of 1,703 full-time equivalent employees.  We consider our relationship with our employees to be good.

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

Holding Company Regulation. As a bank holding company and financial holding company, we are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”), and by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010.  We must file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and our holding company and non-banking affiliates are subject to examination by the Federal Reserve Board.  Under Federal Reserve Board policy, a bank holding company must serve as a source of strength for its subsidiary banks.  Under this policy, the Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.  The Bank Holding Company Act provides that a bank holding company must obtain Federal Reserve Board approval before:

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

10K Index

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

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets.  Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk.  For bank holding companies, generally the minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%.  Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2010 were 15.75% and 17.75%, respectively.

10K Index

The Federal Reserve Board’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets.  The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2010, we had a leverage ratio of 10.66%.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”).  The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies and regulations to which they apply.  Actions of the Committee have no direct effect on banks in participating countries.  In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I.  Basel II provides two approaches for setting capital standards for credit risk – an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines.  Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

A final rule implementing the advanced approaches of Basel II in the United States would apply only to certain large or internationally active banking organizations, or “core banks” – defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008.  Certain other U.S. banking organizations would have the option to adopt the requirements of this rule.  The Company is not required to comply with the advanced approaches of Basel II.

In July 2008, the agencies issued a proposed rule that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework that generally parallels the relevant approaches under Basel II, but recognizes that United States markets have unique characteristics and risk profiles, most notably with respect to risk weighting residential mortgage exposures. To date, no final rule has been adopted.

In 2009, the United States Treasury Department issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms,” which contemplates changes to the existing regulatory capital regime involving substantial revisions to major parts of the Basel I and Basel II capital frameworks and affecting all regulated banking organizations and other systemically important institutions.  The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms, with changes to the regulatory capital framework to be phased in over a period of several years.

On December 17, 2009, the Basel Committee issued a set of proposals (the “2009 Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital.  Among other things, the 2009 Capital Proposals would re-emphasize that common equity is the predominant component of Tier 1 capital.  Concurrently with the release of the 2009 Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “2009 Liquidity Proposals”).  The 2009 Liquidity Proposals include the implementation of (i) a “liquidity coverage ratio” or LCR, designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario and (ii) a “net stable funding ratio” or NSFR, designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon.

The Dodd-Frank Act includes certain provisions concerning the capital regulations of the United States banking regulators, which are often referred to as the “Collins Amendment.”  These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company, such as our company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital.  The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed below.  The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction.  The Act requires these new capital regulations to be adopted by the Federal Reserve in final form 18 months after the date of enactment of the Dodd-Frank Act (July 21, 2010).  To date, no proposed regulations have been issued.

10K Index

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as “Basel III.”  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including MB Financial Bank.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.
•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.
•	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase -in period.
•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.
•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.
•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.
•	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.
•
For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator.  A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector.   The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing the LCR and NSFR.  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.

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

10K Index

As of December 31, 2010, our subsidiary bank met the requirements to be classified as “well-capitalized.”

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

On December 5, 2008, as part of the Troubled Asset Relief Program (TARP) Capital Purchase Program of the United States Department of the Treasury (Treasury), the Company sold to Treasury 196,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), having a liquidation preference amount of $1,000 per share, for a purchase price of $196.0 million in cash and (ii) issued to Treasury a ten-year warrant to purchase 1,012,048 shares (which was subsequently reduced to 506,024 shares, as explained below) of the Company’s common stock  at an exercise price of $29.05 per share (the “Warrant”).

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

The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) pay a quarterly cash dividend on our common stock of more than $0.18 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock, preferred stock (other than the Series A Preferred Stock) or trust preferred securities.  In addition, under the terms of the Series A Preferred Stock, we may not pay dividends on our common stock at any time we are in arrears on the dividends payable on the Series A Preferred Stock.  Dividends on the Series A Preferred Stock are payable quarterly at a rate of 5% per annum for the first five years and a rate of 9% per annum thereafter if not redeemed prior to that time.

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

10K Index

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

Under its current regulations, the FDIC imposes assessments for deposit insurance on an insured institution quarterly according to its ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either six financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and their initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. The adjustments include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for all institutions for their unsecured debt.  Total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

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

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not yet announced how it will implement this offset or how larger institutions will be affected by it.

The Dodd-Frank Act requires the FDIC to establish rules setting insurance premium assessments based on an institution's total assets minus its tangible equity instead of its deposits. The FDIC has adopted regulations under which, effective for assessments for the second quarter of 2011 and payable at the end of September 2011, a bank that has had total assets of $10 billion or more for four consecutive quarters will be assessed quarterly for deposit insurance under a scorecard method. The scorecard method uses a performance score and a loss severity score, which are combined and converted into an initial base assessment rate.  The performance score is based on measures of the bank's ability to withstand asset-related stress and funding-related stress and weighted CAMELS rating. The loss severity score is a measure of potential losses to the FDIC in the event of the bank's failure. Under a formula, the performance score and loss severity score are combined and converted to a total score that determines the bank's initial base assessment rate. The FDIC has the discretion to alter the total score based on factors not captured by the scorecard.  The resulting initial base assessment rate would be subject to adjustments downward based on long term unsecured debt issued by the bank, to adjustment upward based on long term unsecured debt held by the bank that is issued by other FDIC-insured institutions, and to further adjustment upward if the bank's brokered deposits exceed 10% of its domestic deposits.  Modifications to the scorecard method may apply to certain "highly complex institutions."  MB Financial Bank will not be regarded as a "highly complex institution."

10K Index

On November 9, 2010 and January 18, 2011, the FDIC (as mandated by Section 343 of the “Dodd-Frank Wall Street Reform and Consumer Protection Act,” as described below) adopted rules providing for unlimited deposit insurance for traditional noninterest-bearing transaction accounts and IOLTA accounts for two years starting December 31, 2010.  This coverage applies to all insured deposit institutions, and there is no separate FDIC assessment for the insurance.  Furthermore, this unlimited coverage is separate from, and in addition to, the coverage provided to depositors with respect to other accounts held at an insured depository institution.

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

Community Reinvestment Act.  Under the Community Reinvestment Act, every FDIC-insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Community Reinvestment Act requires the appropriate federal banking regulator, in connection with the examination of an insured institution, to assess the institution’s record of meeting the credit needs of its community and to consider this record in its evaluation of certain applications, such as a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of an application and will prevent a bank holding company of the institution from making an election to become a financial holding company.

As of its last examination, MB Financial Bank received a Community Reinvestment Act rating of “outstanding.”

Interstate Banking and Branching.  The Federal Reserve Board may approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the bank holding company's home state, without regard to whether the transaction is prohibited by the laws of any state.  The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the law of the target bank’s home state.  The Federal Reserve Board also may not approve an application if the bank holding company (and its bank affiliates) controls or would control more than ten percent of the insured deposits in the United States or, generally, 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch.  Individual states may waive the 30% statewide concentration limit.  Each state may limit the percentage of total insured deposits in the state that may be held or controlled by a bank or bank holding company to the extent the limitation does not discriminate against out-of-state banks or bank holding companies.  Under the Dodd-Frank Act, the OCC may generally approve de novo branching by a national bank outside its home state.

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

10K Index

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

Regulatory Reform.  On July 21 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act (as amended) implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

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

•
Provide for new disclosure and other requirements relating to executive compensation and corporate governance, including guidelines or regulations on incentive-based compensation and a prohibition on compensation arrangements that encourage inappropriate risks or that could provide excessive compensation.

•
Make permanent the $250 thousand limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts and IOLTA accounts at all insured depository institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•	Allow de novo interstate branching by banks.

10K Index

•
Give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as MB Financial Bank, having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  The Federal Reserve Board has proposed rules under this provision that would limit the swipe fees that a debit card issuer can charge merchants to seven to 12 cents per transaction, subject to an undetermined adjustment for fraud prevention costs.  Final regulations are due nine months after enactment of the Dodd-Frank Act.

•	Increase the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries.
•	Require all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.
•
Restrict proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds.  This restriction is commonly referred to as the “Volcker Rule.”  There is an exception in the Volcker Rule to allow a bank to organize and offer hedge funds and private equity funds to customers if certain conditions are met.  These conditions include, among others, requirements that the bank provides bona fide investment advisory services; the funds are organized only in connection with such services and to customers of such services; the bank does not have more than a de minimis interest in the funds, limited to a 3% ownership interest in any single fund and an aggregated investment in all funds of 3% of Tier 1 capital; the bank does not guarantee the obligations or performance of the funds; and no director or employee of the bank has an ownership interest in the fund unless he or she provides services directly to the funds.  Further details on the scope of the Volcker Rule and its exceptions are expected to be defined in regulations due to be issued later in 2011.

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

TARP-Related Compensation and Corporate Governance Requirements. The Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008 and authorized the U.S. Treasury to provide funds to be used to restore liquidity and stability to the U.S. financial system pursuant to the TARP.  Under the authority of EESA, Treasury instituted the TARP Capital Purchase Program to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.  As noted above, on December 5, 2008, the Company participated in this program by issuing 196,000 shares of the Company’s Series A Preferred Stock to Treasury for a purchase price of $196.0 million in cash and issued the Warrant to Treasury.

In addition to the restrictions on the Company’s ability to pay dividends on and repurchase its stock, as described above under “Dividends,” participation in the TARP Capital Purchase Program also includes certain requirements and restrictions regarding compensation that were expanded significantly by the American Recovery and Reinvestment Act of 2009 (“ARRA”), as implemented by Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.  These requirements and restrictions include, among others, the following: (i) a prohibition on paying or accruing bonuses, retention awards and incentive compensation, other than qualifying long-term restricted stock or pursuant to certain preexisting employment contracts, to the Company’s five most highly-compensated employees; (ii) a general prohibition on providing severance benefits, or other benefits due to a change in control of the Company, to the Company’s senior executive officers (“SEOs”) and next five most highly compensated employees; (iii) a requirement to make subject to clawback any bonus, retention award, or incentive compensation paid to any of the SEOs and any of the next twenty most highly compensated employees if such compensation was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (iv) a requirement to establish a policy on luxury or excessive expenditures; (v) a requirement to annually provide shareholders with a non-binding advisory “say on pay” vote on executive compensation; (vi) a prohibition on deducting more than $500,000 in annual compensation, including performance-based compensation, to the executives covered under Internal Revenue Code Section 162(m); (vii) a requirement that the compensation committee of the board of directors evaluate and review on a semi-annual basis the risks involved in employee compensation plans; and (viii) a prohibition on providing tax “gross-ups” to the Company’s SEOs and the next 20 most highly compensated employees.  These requirements and restrictions will remain applicable to the Company until it has redeemed the Series A Preferred Stock in full.

10K Index

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

Item 1A.  Risk Factors

An investment in our securities is subject to risks inherent in our business.  Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report.  In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and results of operations.  The value or market price of our securities could decline due to any of these identified or other risks, and you could lose all or part of your investment.

10K Index

A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate. Continued deterioration in the real estate markets or other segments of our loan portfolio could lead to additional losses, which could have a material negative effect on our financial condition and results of operations.

As of December 31, 2010, excluding loans acquired in the Heritage, Benchmark, Broadway and New Century FDIC-assisted transactions and covered by our loss-sharing agreements with the FDIC for those transactions, approximately 50% of our total loan portfolio was secured by real estate (compared to 57% as of December 31, 2009), the majority of which is commercial real estate.  The commercial real estate market continues to experience a variety of difficulties.  In particular, market conditions in the Chicago metropolitan area, in which a majority of our commercial real estate loans are concentrated, have declined significantly over the past two years.  As a result of increased levels of commercial and consumer delinquencies and declining real estate values, which reduce the customer's borrowing power and the value of the collateral securing the loan, we have experienced increasing levels of charge-offs and provisions for loan losses. Continued increases in delinquency levels or continued declines in real estate values, which cause our borrowers’ loan-to-value ratios to increase, could result in additional charge-offs and provisions for loan losses. This could have a material negative effect on our business and results of operations.

Our construction loans make up approximately 6% of the loan portfolio and a substantial portion of our construction loans were non-performing at December 31, 2010.   Our commercial real estate loans make up approximately 33% of the loan portfolio and underlying weakness in the real estate market result in additional risk in the portfolio.

We provide loans for the acquisition and development of land and for the acquisition, development, and construction of condominiums, townhomes, and one-to-four family residences. We also provide acquisition, development and construction loans for retail and other commercial properties, primarily in our market areas.  Our commercial real estate portfolio consists of healthcare, industrial, multifamily, office, retail and church and schools loans.

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

Our concentration in commercial real estate loans involves additional risk as the values of the properties securing the loans have declined.  Vacancy rates have increased, resulting in lower cash flows on the underlying properties and stress on our customers to repay their loans.

At December 31, 2010, excluding loans acquired in the Heritage, Benchmark, Broadway and New Century FDIC-assisted transactions and covered by our loss-sharing agreements with the FDIC for those transactions, our construction loans totaled approximately $423.3 million, or 6% of our total loan portfolio and commercial real estate loans totaled $2.2 billion, or 33% of our total loan portfolio. These loan types represented approximately 78% of our total non-performing loans as of December 31, 2010.

The deterioration in the quality of our construction loan portfolio and commercial real estate portfolio has been a significant factor behind the substantial increases in charge-offs and provisions for loan losses we have experienced over the last two years.  Our provisions for loan losses and net charge offs for 2010 were $246.2 million and $231.1 million, respectively, compared with $231.8 million and $198.7 million, respectively, for 2009.  The Chicago area real estate market remains weak, and we believe that further deterioration in the quality of our construction loan and commercial real estate portfolio is a possibility.  This could result in additional charge-offs and provisions for loan losses, which could have a material negative effect on our financial condition and results of operations.

10K Index

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

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2007, the housing and real estate sectors experienced an economic slowdown that continued through 2010. Further deterioration in economic conditions, particularly within the Chicago area, could result in the following consequences, among others, any of which could hurt our business materially:

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

The United States has experienced an economic downturn beginning in 2008 and continuing through 2010.  While economic growth may have resumed recently, the rate of this growth has been very low and unemployment remains at high levels.  Many lending institutions, including us, have experienced declines in the performance of their loans, especially construction and commercial real estate loans. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material negative effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new laws and regulations regarding lending and funding practices, regulations requiring higher capital levels and liquidity standards are expected, and bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations.

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

Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;
•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
•	the credit experience of a particular borrower;
•	changes in economic and industry conditions; and
•	the duration of the loan.

We maintain an allowance for loan losses, a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

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

Due to heightened credit and liquidity risks and the volatile economy, making the determination of the value of a securities portfolio is less certain.  There can be no assurance that decline in market value associated with these disruptions will not result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges that could have a material negative effect on our financial condition and results of operations.

Higher FDIC deposit insurance premiums and assessments could significantly increase our non-interest expense.

FDIC insurance premiums increased significantly in 2009 and we may pay higher FDIC premiums in the future.

The Dodd-Frank Act established 1.35% as the minimum DRR. The FDIC has determined that the DRR should be 2.0% and has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not announced how it will implement this offset or how larger institutions will be affected by it.

The Dodd-Frank Act also requires the FDIC to base insurance premium on an institution's total assets minus its tangible equity instead of its deposits. The FDIC has adopted regulations under which, effective for assessments for the second quarter of 2011 and payable at the end of September 2011, a bank that has had total assets of $10 billion or more for four consecutive quarters is assessed quarterly for deposit insurance under a scorecard method, using a performance score and a loss severity score, which are combined and converted into an initial base assessment rate which is subject to certain adjustments.   It is possible that our insurance premiums will increase under these final regulations.

10K Index

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

We pursue a strategy of supplementing internal growth by acquiring other financial companies or their assets and liabilities that we believe will help us fulfill our strategic objectives and enhance our earnings. There are risks associated with this strategy, including the following:

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

•
To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill.  As discussed below, we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition;

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

Our participation in the loss-share agreements with the FDIC requires that we follow certain servicing procedures.

MB Financial Bank entered into loss-share agreements with the FDIC as part of the Heritage, Benchmark, Broadway and New Century transactions. These loss-share agreements require that MB Financial Bank follow certain servicing procedures as specified in the agreement.  A failure to follow these procedures or any other breach of the agreement by MB Financial Bank could result in the loss of FDIC reimbursement of losses on covered loans and other real estate owned, which could have a material negative effect on our financial condition and results of operations;

10K Index

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

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time (which are outside our control) and on our financial condition and performance. Accordingly, we cannot make assurances of our ability to raise additional capital if needed, or if the terms will be acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and negatively affected.

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

As a part of our liquidity management, we use a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include brokered certificates of deposit, repurchase agreements, federal funds purchased and Federal Home Loan Bank advances. Negative operating results or changes in industry conditions could lead to an inability to replace these additional funding sources at maturity. Our financial flexibility could be constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our results of operations and financial condition would be negatively affected.

Since our business is concentrated in the Chicago metropolitan area, a further decline in the economy of this area may negatively affect our business.

Except for our leasing activities and certain treasury management services, which are nationwide, our lending and deposit gathering activities are concentrated in the Chicago metropolitan area. Our success depends on the general economic conditions of this metropolitan area and its surrounding areas.

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

10K Index

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

We provide treasury management services to money services businesses, which include: check cashers, issuers/sellers of traveler’s checks, money orders and stored value cards, and money transmitters.  Money services businesses pose risk of compliance with regulatory guidance.

We provide treasury management services to the check cashing industry, offering: check clearing, monetary instrument, depository, and credit services.   We also provide treasury management services to money transmitters.  Financial institutions that open and maintain accounts for money services businesses are expected to apply the requirements of the USA PATRIOT Act and Bank Secrecy Act, as they do with all accountholders, on a risk-assessed basis.  As with any category of accountholder, there will be money services businesses that pose little risk of money laundering or lack of compliance with other laws and regulations and those that pose a significant risk.    Providing treasury management services to money services businesses represent a significant compliance and regulatory risk, and failure to comply with all statutory and regulatory requirements could result in fines or sanctions.

Recently enacted financial reform legislation will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new regulations that are expected to increase our costs of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

10K Index

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

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution and are generally expected to increase for institutions having total assets in excess of $10 billion, including MB Financial Bank. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2013.

In addition, the Dodd-Frank Act increased the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries and gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as MB Financial Bank, having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  The Federal Reserve Board recently proposed capping such fees at seven to 12 cents, subject to adjustment for fraud prevention costs.  The Dodd-Frank Act also will restrict proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds, subject to an exception allowing a bank to organize and offer hedge funds and private equity funds to customers if certain conditions are met, including, among others, a requirement that the bank limit its ownership interest in any single fund to 3% and its aggregate investment in all funds to 3% of Tier 1 capital, with no director or employee of the bank holding an ownership interest in the fund unless he or she provides services directly to the funds.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. The legislation also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

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

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's stockholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business-Supervision and Regulation”. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

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

10K Index

The loss of certain key personnel could negatively affect our operations.

Our success depends in large part on the retention of a limited number of key management and other banking personnel. We could undergo a difficult transition period if we were to lose the services of any of these individuals. Our success also depends on the experience of our banking facilities' managers and bankers and on their relationships with the customers and communities they serve. The loss of these key persons could negatively impact the affected banking operations.

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

If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are based on a complex model using, among other things, cash flows and company comparisons.  As of December 31, 2010, our market capitalization was less than the book value of our total common stockholders’ equity.  Should this condition continue to exist for an extended period of time, the Company will consider this and other factors, including the Company’s anticipated cash flows, to determine whether goodwill is impaired. Our future cash flows estimates assume that credit performance returns to our historic performance over the next two years.  If this does not happen, our future cash flows would be negatively impacted.  Given the weak economy and our recent credit performance, there is a high degree of uncertainty regarding this assumption.  No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, we have grown our business successfully by focusing on our business lines and emphasizing the high level of service and responsiveness desired by our customers. We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies and specialized finance companies. Many of our competitors offer products and services which we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, and smaller newer competitors may also be more aggressive in terms of pricing loan and deposit products than we are in order to obtain a share of the market. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured state-chartered banks and national banks and federal savings banks. In addition, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies may negatively affect our ability to successfully market our products and services. As a result, these competitors have certain advantages over us in accessing funding and in providing various services.

10K Index

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We conduct our business at approximately 90 retail banking center locations.  Except for one banking facility in Philadelphia, Pennsylvania, all of our branches are located in the Chicago metropolitan area.  We own 58 of our banking center facilities.  The other facilities are leased for various terms.  We have 133 ATMs at our branches and at other locations.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.  See Note 8 of the notes to our consolidated financial statements for additional information regarding our premises and equipment.

We also have non-bank office locations in Chicago, Illinois, Paramus, New Jersey, Troy, Michigan, and Columbus, Ohio.  These offices are used by our lease banking personnel and our Cedar Hill and LaSalle subsidiaries.

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

Item 4.  (Removed and Reserved)

10K Index

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MBFI.”  There were approximately 1,578 holders of record of our common stock as of December 31, 2010.

The following table presents quarterly market price information and cash dividends paid per share for our common stock for 2010 and 2009:

Market Price Range
	High	Low	Dividends Paid
2010
Quarter ended December 31, 2010	$ 17.70	$ 13.93	$ 0.01
Quarter ended September 30, 2010	$ 19.97	$ 14.68	$ 0.01
Quarter ended June 30, 2010	$ 28.18	$ 18.32	$ 0.01
Quarter ended March 31, 2010	$ 24.17	$ 19.00	$ 0.01
2009
Quarter ended December 31, 2009	$ 21.77	$ 16.67	$ 0.01
Quarter ended September 30, 2009	$ 21.45	$ 9.95	$ 0.01
Quarter ended June 30, 2009	$ 17.44	$ 9.25	$ 0.01
Quarter ended March 31, 2009	$ 28.04	$ 9.77	$ 0.12

The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors.  In this regard, after reviewing these factors and giving consideration to the economic environment, we reduced our quarterly common stock cash dividend to $0.12 per share in the first quarter of 2009 and to $0.01 per share in the second quarter of 2009.  The primary source for dividends paid to stockholders is dividends paid to us from MB Financial Bank and cash on hand.  We have an internal policy which provides that dividends paid to us by MB Financial Bank cannot exceed an amount that would cause the bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios to fall below 12%, 9% and 8%, respectively.  These ratios are in excess of the minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes (10%, 6% and 5%, respectively).  In addition to adhering to our internal policy, there are regulatory restrictions on the ability of national banks to pay dividends.  See “Item 1. Business - Supervision and Regulation - Dividends” above and Note 18 of notes to consolidated financial statements contained in Item 8 of this report.

As indicated in the following table, there were no repurchases of our outstanding common shares during  the three months ended December 31, 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 – October 31, 2010	-	$ -	-	-
November 1, 2010 – November 30, 2010	-	-	-	-
December 1, 2010 – December 31, 2010	-	-	-	-
Total	-	$ -	-

10K Index

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

The securities purchase agreement between us and Treasury provides that prior to the earlier of (i) December 5, 2011 and (ii) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by Treasury to third parties, we may not, without the consent of Treasury, (a) pay a cash dividend on our common stock of more than $0.18 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series A Preferred Stock) or trust preferred securities.  In addition, under the terms of the Series A Preferred Stock, we may not pay dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock.   Dividends on the Series A Preferred Stock are payable quarterly at a rate of 5% per annum for the first five years and a rate of 9% per annum thereafter if not redeemed prior to that time.

10K Index

Stock Performance Presentation

The following line graph shows a comparison of the cumulative returns for the Company, the NASDAQ Market Bank Index, an index of peer corporations selected by the Company and the NASDAQ Composite Index, for the period beginning December 31, 2005 and ending December 31, 2010.  The information assumes that $100 was invested at the closing price on December 31, 2005 in the Common Stock and each index, and that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG MB FINANCIAL, INC., NASDAQ BANK INDEX, PEER GROUP INDEX AND NASDAQ COMPOSITE INDEX

Total Return Performance
Index Value
0
20
40
60
80
100
120
140
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
MB Financial, Inc.
NASDAQ Bank Index
NASDAQ Composite
Peer Group Index 2010*

		Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
MB Financial, Inc.	100.00	108.22	90.56	84.23	60.01	52.84
NASDAQ Bank Index	100.00	113.82	91.16	71.52	59.87	68.34
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
Peer Group Index 2010	100.00	103.18	79.86	56.81	34.26	40.52

The Peer Group is made up of the common stocks of the following companies:

FIRST MIDWEST BANCORP INC
OLD SECOND BANCORP INC
PRIVATEBANCORP INC
TAYLOR CAPITAL GROUP INC
WINTRUST FINANCIAL CORPORATION

10K Index

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

On August 10, 2009, the Company sold its merchant card processing business.  In accordance with accounting principles generally accepted in the United States of America (GAAP), the assets, liabilities, results of operations, including a pre-tax gain of $10.2 million and cash flows of the Company’s merchant card processing business have been shown separately as discontinued operations in the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for all periods presented.

On November 28, 2007, the Company sold its Union Bank (“Union”) subsidiary.  In accordance with U.S. GAAP, the assets, liabilities, results of operations, and cash flows of the business conducted by Union Bank have been shown separately as discontinued operations in the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows for all periods presented.

For purposes of the following discussion, balances, average rate, income and expenses associated with Union and the Company’s merchant card processing business have been excluded from continuing operations.  See Note 3 in the notes to consolidated financial statements contained under Item 8 Financial Statements and Supplementary Data.

Our summary consolidated financial information and other financial data contain information determined by methods other than in accordance with GAAP.  These measures include core pre-tax, pre-provision earnings, net interest income on a fully tax equivalent basis, net interest margin on a fully tax equivalent basis; efficiency ratio, with net gains and losses on other real estate owned, net gains and losses on securities available for sale, net gains and losses on sale of other assets,  acquisition related gains and increase (decrease) in market value of assets held in trust for deferred compensation excluded from  the non-interest income component of this ratio and the FDIC special assessment expense, contributions to MB Financial Charitable Foundation, executive separation agreement expense, unamortized issuance costs related to redemption of trust preferred securities, impairment charges and increase (decrease) in market value of assets held in trust for deferred compensation excluded from the non-interest expense component of this ratio; ratios of tangible equity to tangible assets, tangible common equity to tangible assets, and tangible common equity to risk-weighted assets; and tangible book value per common share.

Our management uses these non-GAAP measures in its analysis of our performance.  Management believes that core pre-tax, pre-provision earnings are a useful measure in assessing our core operating performance, particularly during times of economic stress.  The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate.  Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes.  Management also believes that by excluding net gains and losses on other real estate owned, net gains and losses on securities available for sale, net gains and losses on sale of other assets, acquisition related gains and increase (decrease) in market value of assets held in trust for deferred compensation from the non-interest income component and the FDIC special assessment expense, contributions to MB Financial Charitable Foundation, executive separation agreement expense, unamortized issuance costs related to redemption of trust preferred securities,  impairment charges and increase (decrease) in market value of assets held in trust for deferred compensation from other non-interest expense component of the efficiency ratio, this ratio better reflects our operating performance.

The other measures exclude the ending balances of acquisition-related goodwill and other intangible assets, net of tax benefit, in determining tangible assets, tangible equity and tangible common equity.  Management believes the presentation of these other financial measures excluding the impact of such items provides useful supplemental information that is helpful in understanding our financial results, as they provide a method to assess management’s success in utilizing our tangible capital.  These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

10K Index

Reconciliations of net interest margin on a fully tax equivalent basis to net interest margin, efficiency ratio as adjusted to efficiency ratio, tangible assets to total assets, tangible  equity to stockholders’ equity and tangible common book value per common share to common book value per common share are contained in the “Selected Financial Data” discussed below.

Selected Financial Data:

	As of or for the Year Ended December 31,
	2010 (1)	2009 (2)	2008	2007	2006 (3)
Statement of Income Data:
Interest income	$ 429,640	$ 393,538	$ 413,788	$ 457,266	$ 374,371
Interest expense	89,868	142,986	192,900	244,960	186,192
Net interest income	339,772	250,552	220,888	212,306	188,179
Provision for loan losses	246,200	231,800	125,721	19,313	10,100
Net interest income after provision for loan losses	93,572	18,752	95,167	192,993	178,079
Other income	185,756	127,154	80,393	83,528	64,376
Other expenses	258,776	223,750	183,390	191,506	152,218
Income (loss) before income taxes	20,552	(77,844)	(7,830)	85,015	90,237
Applicable income tax expense (benefit)	24	(45,265)	(23,555)	23,670	27,238
Income (loss) from continuing operations	20,528	(32,579)	15,725	61,345	62,999
Income from discontinued operations, net of income tax	-	6,453	439	32,518	4,115
Net income (loss)	20,528	(26,126)	16,164	93,863	67,114
Dividends on preferred shares	10,382	10,298	789	-	-
Net income (loss) available to common stockholders	$ 10,146	$ (36,424)	$ 15,375	$ 93,863	$ 67,114

Core pre-tax, pre-provision earnings	$ 194,109	$ 119,672	$ 117,410	$ 110,229	$ 99,700

Common Share Data:
Basic earnings (loss) per common share from continuing operations	$ 0.39	$ (0.81)	$ 0.45	$ 1.70	$ 2.02
Basic earnings per common share from discontinued operations	-	0.16	0.01	0.91	0.13
Impact of preferred stock dividends on basic earnings (loss) per common share	(0.20)	(0.26)	(0.02)	-	-
Basic earnings (loss) per common share	0.19	(0.91)	0.44	2.61	2.15
Diluted earnings (loss) per common share from continuing operations	0.39	(0.81)	0.45	1.68	1.99
Diluted earnings per common share from discontinued operations	-	0.16	0.01	0.89	0.13
Impact of preferred stock dividends on diluted earnings (loss) per common share	(0.20)	(0.26)	(0.02)	-	-
Diluted earnings (loss) per common share	0.19	(0.91)	0.44	2.57	2.12
Common book value per common share	21.14	20.75	25.17	24.91	23.10
Less: goodwill and other tangible assets, net of tax benefit, per common share	7.53	8.07	11.56	11.43	10.85
Tangible common book value per common share	13.60	12.68	13.61	13.48	12.25
Weighted average common shares outstanding:
Basic	52,724,715	40,042,655	34,706,092	35,919,900	31,156,887
Diluted	53,035,047	40,042,655	35,061,712	36,439,561	31,687,220
Dividend payout ratio (4)	21.05%	NM	163.64%	27.59%	30.70%
Cash dividends per common share	$0.04	$0.15	$0.72	$0.72	$0.66

(1)	In 2010, we completed two FDIC-assisted transactions. See Note 2 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.
(2)	In 2009, we completed four FDIC-assisted transactions. See Note 2 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.
(3)	In 2006, we acquired First Oak Brook Bancshares, Inc.
(4)	Not meaningful for 2009 due to our net loss for that year.

10K Index

Selected Financial Data (continued):

	As of or for the Year Ended December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Balance Sheet Data:
Cash and due from banks	$ 106,726	$ 136,763	$ 79,824	$ 141,248	$ 142,207
Investment securities	1,677,929	2,913,594	1,400,376	1,241,385	1,628,348
Loans, gross	6,617,811	6,524,547	6,228,563	5,615,627	4,971,494
Allowance for loan losses	192,217	177,072	144,001	65,103	58,983
Assets held for sale	-	-	-	-	393,608
Total assets	10,320,364	10,865,393	8,819,763	7,834,703	7,978,298
Less: goodwill	387,069	387,069	387,069	379,047	379,047
Less: other intangible assets, net of tax benefit	22,853	24,510	16,754	16,479	18,756
Tangible assets	9,910,442	10,453,814	8,415,940	466,843	449,149
Deposits	8,152,958	8,683,276	6,495,571	5,513,783	5,580,553
Short-term and long-term borrowings	553,917	655,266	960,085	1,186,586	934,384
Junior subordinated notes issued to capital trusts	158,571	158,677	158,824	159,016	179,162
Liabilities held for sale	-	-	-	-	361,008
Stockholders’ equity	1,344,786	1,251,180	1,068,824	862,369	846,952
Less: goodwill	387,069	387,069	387,069	379,047	379,047
Less: other intangible assets, net of tax benefit	22,853	24,510	16,754	16,479	18,756
Tangible equity	934,864	839,601	665,001	466,843	449,149
Less: preferred stock	194,104	193,522	193,025	-	-
Tangible common equity	740,760	646,079	471,976	466,843	449,149

Performance Ratios:
Return on average assets	0.20%	(0.27%)	0.20%	1.19%	1.02%
Return on average equity	1.54%	(2.32%)	1.80%	11.03%	10.70%
Return on average common equity	0.89%	(3.91%)	1.74%	11.03%	10.70%
Core pre-tax, pre-provision earnings to average assets	1.85%	1.22%	1.42%	1.39%	1.51%
Net interest margin (1)	3.72%	2.85%	3.03%	3.22%	3.41%
Tax equivalent effect	0.11%	0.12%	0.13%	0.11%	0.11%
Net interest margin – fully tax equivalent basis (1)	3.83%	2.97%	3.16%	3.33%	3.52%
Efficiency ratio (2)	55.80%	62.29%	59.24%	60.24%	58.90%
Loans to deposits	81.17%	75.14%	95.89%	101.85%	89.09%

Asset Quality Ratios:
Non-performing loans to total loans (3)	5.48%	4.16%	2.34%	0.44%	0.43%
Non-performing assets to total assets (4)	4.21%	2.84%	1.71%	0.33%	0.31%
Allowance for loan losses to total loans	2.90%	2.71%	2.31%	1.16%	1.19%
Allowance for loan losses to non-performing loans (3)	53.03%	65.26%	98.67%	266.17%	274.75%
Net loan charge-offs to average loans	3.42%	3.09%	0.79%	0.25%	0.24%

Liquidity and Capital Ratios:
Tier 1 capital to risk-weighted assets	15.75%	13.51%	12.07%	9.75%	10.49%
Total capital to risk-weighted assets	17.75%	15.45%	14.08%	11.58%	11.80%
Tier 1 capital to average assets	10.66%	8.71%	9.85%	8.18%	8.39%
Average equity to average assets	12.65%	11.51%	10.90%	10.76%	9.50%
Tangible equity to tangible assets (5)	9.43%	8.03%	7.90%	6.28%	5.93%
Tangible common equity to tangible assets (6)	7.47%	6.18%	5.61%	6.28%	5.93%
Tangible common equity to risk-weighted assets (7)	10.94%	8.83%	7.10%	7.40%	7.47%

Other:
Banking facilities	90	87	72	73	70
Full time equivalent employees (8)	1,703	1,638	1,342	1,282	1,380

(1)	Net interest margin represents net interest income from continuing operations as a percentage of average interest earning assets.
(2)	Equals total other expense excluding non-core items divided by the sum of net interest income on a fully tax equivalent basis and total other income less non-core items.
(3)
Non-performing loans include loans accounted for on a non-accrual basis, accruing loans contractually past due 90 days or more as to interest or principal and loans the terms of which have been renegotiated to provide reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.  Non-performing loans excludes purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Corus, Benchmark, Broadway, and New Century FDIC-assisted transactions.  See Note 6 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.

(4)
Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.  Non-performing assets exclude other real estate owned that is related to the Heritage, InBank, Benchmark, Broadway, and New Century FDIC-assisted transactions.  See Note 2 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.

(5)	Equals total ending stockholders’ equity less goodwill and other intangibles, net of tax benefit, divided by total assets less goodwill and other intangibles, net of tax benefit.
(6)	Equals total ending stockholders’ equity less preferred stock, goodwill and other intangibles, net of tax benefit, divided by total assets less goodwill and other intangibles, net of tax benefit.
(7)	Equals total ending stockholders’ equity less preferred stock, goodwill and other intangibles, net of tax benefit, divided by risk-weighted assets.
(8)	Includes Union Bank employees for 2006 and employees of our merchant card processing business for all years shown, except 2010.

10K Index

Selected Financial Data (continued):

Core Pre-Tax, Pre-Provision Earnings (Dollars in Thousands)

	2010	2009	2008	2007	2006
Income (loss) before income taxes	$ 20,552	$ (77,844)	$ (7,830)	$ 85,015	$ 90,237
Provision for loan losses	246,200	231,800	125,721	19,313	10,100
Pre-tax, pre-provision earnings	266,752	153,956	117,891	104,328	100,337

Non-core other income
Net gains (losses) on other real estate owned	(9,284)	(429)	455	140	222
Net gains (losses) on securities available for sale	18,648	14,029	1,130	(3,744)	(445)
Net gain (loss) on sale of other assets	630	(13)	(1,104)	10,097	860
Acquisition related gains	62,649	28,547	-	-	-
Increase (decrease) in market value of assets held in
trust for deferred compensation	562	710	(1,657)	609	493
Total non-core other income	73,205	42,844	(1,176)	7,102	1,130

Non-core other expense
FDIC special assessment	-	3,850	-	-	-
Contributions to MB Financial Charitable Foundation	-	-	-	4,500	-
Executive separation agreement expense	-	-	-	5,980	-
Unamortized issuance costs related to
redemption of trust preferred securities	-	-	-	1,914	-
Impairment charges	-	4,000	-	-	-
Increase (decrease) in market value of assets held in
trust for deferred compensation	562	710	(1,657)	609	493
Total non-core other expense	562	8,560	(1,657)	13,003	493
Core pre-tax, pre-provision earnings	$ 194,109	$ 119,672	$ 117,410	$ 110,229	$ 99,700

Average assets	10,506,028	9,777,288	8,240,344	7,910,610	6,602,070

Core pre-tax, pre-provision earnings
to average assets	1.85%	1.22%	1.42%	1.39%	1.51%

10K Index

Efficiency Ratio Calculation (Dollars in Thousands)

	2010	2009	2008	2007	2006
Non-interest expense	$ 258,776	$ 223,750	$ 183,390	$ 191,506	$ 152,218
Less FDIC special assessment	-	3,850	-	-	-
Less contributions to MB Financial Charitable Foundation	-	-	-	4,500	-
Less executive separation agreement expense	-	-	-	5,908	-
Less unamortized issuance costs related to redemption
of trust preferred securities	-	-	-	1,914	-
Less impairment charges	-	4,000	-	-	-
Less increase (decrease) in market value of assets held in
trust for deferred compensation	562	710	(1,657)	609	493
Non-interest expense - as adjusted	$ 258,214	$ 215,190	$ 185,047	$ 178,575	$ 151,725

Net interest income	$ 339,772	$ 250,552	$ 220,888	$ 212,306	$ 188,179
Tax equivalent adjustment	10,458	10,625	9,890	7,728	6,191
Net interest income on a fully tax equivalent basis	350,230	261,177	230,778	220,034	194,370
Plus other income	185,756	127,154	80,393	83,528	64,376
Less net gains (losses) on other real estate owned	(9,284)	(429)	455	140	222
Less net gains (losses) on securities available for sale	18,648	14,029	1,130	(3,744)	(445)
Less net gains (losses) on sale of other assets	630	(13)	(1,104)	10,097	860
Less acquisition related gains	62,649	28,547	-	-	-
Less increase (decrease) in market value of assets held in
trust for deferred compensation	562	710	(1,657)	609	493
Net interest income plus non-interest income -
as adjusted	$ 462,781	$ 345,487	$ 312,347	$ 296,460	$ 257,616

Efficiency ratio	55.80%	62.29%	59.24%	60.24%	58.90%

Efficiency ratio (without adjustments)	49.24%	59.24%	60.87%	64.73%	60.27%

The following table sets forth our selected quarterly financial data (in thousands, except common share data):

	Three Months Ended 2010				Three Months Ended 2009
Statement of Income Data:	December	September	June	March	December	September	June	March
Interest income	$ 103,573	$ 109,752	$ 110,441	$ 105,874	$ 110,250	$ 93,609	$ 93,864	$ 95,815
Interest expense	18,918	22,134	23,760	25,056	36,049	32,675	34,475	39,787

Net interest income	84,655	87,618	86,681	80,818	74,201	60,934	59,389	56,028
Provision for loan losses	49,000	65,000	85,000	47,200	70,000	45,000	27,100	89,700

Net interest income (loss) after provision for loan losses	35,655	22,618	1,681	33,618	4,201	15,934	32,289	(33,672)

Other income	30,795	35,798	92,706	26,457	42,927	30,900	24,925	28,402
Other expenses	64,615	66,478	66,032	61,651	61,072	59,158	54,508	49,012
Income (loss) before income taxes	1,835	(8,062)	28,355	(1,576)	(13,944)	(12,324)	2,706	(54,282)
Income tax expense (benefit)	(1,358)	(5,253)	9,158	(2,523)	(4,164)	(13,596)	(1,480)	(26,025)
Income (loss) from continuing operations	3,193	(2,809)	19,197	947	(9,780)	1,272	4,186	(28,257)
Income from discontinued operations, net of income tax	-	-	-	-	-	6,172	129	152
Net income (loss)	$ 3,193	$ (2,809)	$ 19,197	$ 947	$ (9,780)	$ 7,444	$ 4,315	$ (28,105)
Preferred stock dividends and discount accretion	2,598	2,597	2,594	2,593	2,591	2,589	2,587	2,531
Net income (loss) available to common stockholders	$ 595	$ (5,406)	$ 16,603	$ (1,646)	$ (12,371)	$ 4,855	$ 1,728	$ (30,636)

Net interest margin	3.72%	3.81%	3.79%	3.55%	2.74%	2.74%	3.05%	2.88%
Tax equivalent effect	0.11%	0.11%	0.12%	0.12%	0.12%	0.11%	0.13%	0.13%
Net interest margin on a fully tax equivalent basis	3.83%	3.92%	3.91%	3.67%	2.86%	2.85%	3.18%	3.01%

Common Share Data :
Basic earnings (loss) per common share from continuing operations	$ 0.06	$ (0.05)	$ 0.36	$ 0.02	$ (0.19)	$ 0.03	$ 0.12	$ (0.81)
Basic earnings per common share from discontinued operations	$ -	$ -	$ -	$ -	$ -	$ 0.16	$ 0.00	$ 0.00
Impact of preferred stock dividends on basic earnings (loss) per common share	$ (0.05)	$ (0.05)	$ (0.05)	$ (0.05)	$ (0.05)	$ (0.07)	$ (0.07)	$ (0.07)
Basic earnings (loss) per common share	$ 0.01	$ (0.10)	$ 0.31	$ (0.03)	$ (0.25)	$ 0.12	$ 0.05	$ (0.88)
Diluted earnings (loss) per common share from continuing operations	$ 0.06	$ (0.05)	$ 0.36	$ 0.02	$ (0.19)	$ 0.03	$ 0.12	$ (0.81)
Diluted earnings per common share from discontinued operations	$ -	$ -	$ -	$ -	$ -	$ 0.16	$ 0.00	$ 0.00
Impact of preferred stock dividends on diluted earnings (loss) per common share	$ (0.05)	$ (0.05)	$ (0.05)	$ (0.05)	$ (0.05)	$ (0.07)	$ (0.07)	$ (0.07)
Diluted earnings (loss) per common share	$ 0.01	$ (0.10)	$ 0.31	$ (0.03)	$ (0.25)	$ 0.12	$ 0.05	$ (0.88)

Weighted average common shares outstanding	53,572,157	53,327,219	52,702,779	51,264,727	50,279,008	39,104,894	35,726,879	34,914,012
Diluted weighted average common shares outstanding	53,790,047	53,327,219	53,034,426	51,264,727	50,279,008	39,299,168	35,876,483	34,914,012

10K Index

Fourth Quarter Results

We had net income available to common stockholders of $595 thousand for the fourth quarter of 2010, compared to a net loss available to common stockholders of $12.4 million for the fourth quarter of 2009.  The results for the fourth quarter of 2010 generated annualized return on average assets of 0.12%, and an annualized return on average common equity of 0.21%, compared to (0.33%) and (4.54%), respectively, for the same period in 2009.

Net interest income increased 14.1% to $84.7 million in the fourth quarter of 2010, compared to $74.2 million for fourth quarter of 2009 primarily due to an increase in our net interest margin which on a fully tax equivalent basis increased by 97 basis points to 3.83% for the fourth quarter of 2010 compared to the same period in 2009.  The margin increase from the fourth quarter of 2009 was due to an improved average loan yield as a result of an improved loan mix, an improved asset mix with loans representing a greater fraction of assets, and a decrease in our average cost of funds as a result of an improved deposit mix and downward repricing of certificates of deposit.

The provision for loan losses was $49.0 million in the fourth quarter of 2010 and $70.0 million in the fourth quarter of 2009.  Net charge-offs were $50.7 million in the fourth quarter of 2010 compared to $82.2 million in the fourth quarter of 2009.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” in Item 7 below for further analysis of the allowance for loan losses.

Other income was $30.8 million during the fourth quarter of 2010, a decrease of $12.1 million, or 28.3% compared to $42.9 million for the fourth quarter of 2009.  During the fourth quarter of 2009, we recorded an $18.3 million gain relating to our Benchmark FDIC-assisted transaction.   Deposit service fees increased from $9.3 million in the fourth quarter of 2009 to $9.9 million in the fourth quarter of 2010, primarily due to an increase in commercial deposit fees related to deposits assumed in our FDIC-assisted transactions and an increase in NSF and overdraft fees.  Net lease financing income increased mainly as a result of an increase in the sales of third party equipment maintenance contracts. The Broadway and New Century FDIC-assisted transactions resulted in accretion on the corresponding indemnification assets of approximately $3 million during the fourth quarter of 2010.  Prior year accretion related to the Heritage Bank transaction and was not significant.  Trust and asset management fees increased primarily due to an increase in assets under management as a result of organic growth and an increase in the market value of assets under management.

Other expense increased $3.5 million, or 5.8%, to $64.6 million for the fourth quarter of 2010 from $61.1 million for the fourth quarter of 2009.  Our Broadway and New Century transactions increased total other expense by approximately $1.2 million for the fourth quarter of 2010.

Income tax benefit from continuing operations for the fourth quarter of 2010 was $1.4 million compared to an income tax benefit from continuing operations of $4.2 million for the three months ended December 31, 2009.  See Note 16 of notes to consolidated financial statements contained in Item 8 of this report for further analysis of income taxes.

10K Index

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

Overview

We had net income available to common stockholders of $10.1 million for the year ended December 31, 2010 compared to a net loss available to common stockholders of $36.4 million for the year ended December 31, 2009.  The increase in earnings was primarily due to an $89.2 million increase in net interest income and a $58.6 million increase in other income, partially offset by an increase in other expense of $35 million and higher provision for loan losses of $14.4 million.  Fully diluted earnings (loss) per common share was $0.19 for the year ended December 31, 2010, compared to ($0.91) per common share in 2009.

Overall, the business environment has been adverse for an extended period of time for many households and businesses in the United States, including those in the Chicago metropolitan area.  The business environment began to significantly deteriorate in 2008 and has remained in a depressed state through and including 2010.  Unemployment remains at elevated levels and real estate prices continue to be significantly lower than the peak of the market several years ago.  As a result of economic conditions, many borrowers’ cash flows have declined due to higher vacancy rates and lower product demand.  Additionally, the values of real estate securing our loans have declined over this extended period.  These factors have caused us to experience higher loan charge-off rates and to increase our reserves for losses on impaired and potential problem loans.

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses.  The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  Our net income is also affected by other income and other expenses.  Non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, brokerage fees, trust and asset management fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net gain (loss) on sale of other assets, acquisition related gains, accretion of the indemnification asset and other operating income.  Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, FDIC insurance premiums, other real estate expenses (net of rental income), impairment charges and other operating expenses.  Additionally, dividends on preferred shares reduce net income available to common stockholders.

Net interest income is affected by changes in the volume and mix of interest earning assets, interest earned on those assets, the volume and mix of interest bearing liabilities and interest paid on interest bearing liabilities.  Other income and other expenses are impacted by growth of operations and growth in the number of loan and deposit accounts through both acquisitions and core banking business growth.  Growth in operations affects other expenses primarily as a result of additional employees, branch facilities and promotional marketing expense.  Growth in the number of loan and deposit accounts affects other income, including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.  Higher levels of non-performing assets increase salaries and benefits because of the need to hire additional problem loan remediation staff, legal expenses and other real estate owned expenses.

As noted under “Item 6 Selected Financial Data,” on August 10, 2009, the Company sold its merchant card processing business, resulting in a pre-tax gain of $10.2 million.

For purposes of the following discussion, income and expenses associated with the Company’s merchant card processing business, including the gains recognized on the sale, have been excluded from continuing operations.  See Note 3 of the notes to our consolidated financial statements for additional information on discontinued operations.

10K Index

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At December 31, 2010, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $53.4 million.  See Note 1 and Note 7 of our audited consolidated financial statements for additional information.

10K Index

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2010, the Company had $55 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of December 31, 2010, the Company had approximately $3 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

During the year ended December 31, 2010, the Company completed two FDIC-assisted transactions and completed four FDIC-assisted transactions in 2009.  The Company recorded assets and liabilities at the estimated fair value as of the acquisition dates.  See Note 2 below to the consolidated financial statements for additional information.

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

The Company’s stock price has historically traded above its book value.  However, as of December 31, 2010, our market capitalization was less than our common stockholders’ equity.  Should this situation continue to exist for an extended period of time, the Company will consider this and other factors, including the Company’s anticipated future cash flows, to determine whether goodwill is impaired.  No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the years ended December 31, 2010, 2009 and 2008.

10K Index

Goodwill is tested for impairment at the reporting unit level.  All of our goodwill is allocated to MB Financial, Inc., which is the Company’s only applicable reporting unit for purposes of testing goodwill impairment.  Fair value was computed by estimating the future cash flows of the Company and present valuing those cash flows at an interest rate equal to our cost of capital.  In addition, we compared our fair value calculation with our stock price adjusted for a control premium for reasonableness relative to our fair value calculation.  Key assumptions used in estimating future cash flows included loan and deposit growth, the interest rate environment, credit spreads on new and renewed loans, future deposit pricing, loan charge-offs, provision for loan losses, fee income growth and operating expense growth.  Our future cash flows estimates assume that credit performance returns to our historic experience over the next two years.  If this does not happen, our future cash flows would be negatively impacted.  Given the weak economy and our recent credit performance, there is a high degree of uncertainty regarding this assumption.

Recent Accounting Pronouncements.  Refer to Note 1 of our consolidated financial statements for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

10K Index

Net Interest Income

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the related yields, as well as the interest expense on average interest bearing liabilities, and the related costs, expressed both in dollars and rates (dollars in thousands).  The table below and the discussion that follows contain presentations of net interest income and net interest margin on a tax-equivalent basis, which is adjusted for the tax-favored status of income from certain loans and investments.  Net interest margin also is presented on a tax-equivalent basis in “Item 6 Selected Financial Data.”  We believe this measure to be the preferred industry measurement of net interest income, as it provides a relevant comparison between taxable and non-taxable amounts.

Reconciliations of net interest income and net interest margin on a tax-equivalent basis to net interest income and net interest margin in accordance with accounting principles generally accepted in the United States of America are provided in the table.

	Year Ended December 31,
	2010			2009			2008
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$ 6,635,701	$ 358,648	5.40%	$ 6,339,229	$ 326,293	5.15%	$ 5,892,845	$ 354,210	6.01%
Loans exempt from federal income taxes (4)	123,075	8,978	7.19	82,019	7,658	9.21	59,746	4,408	7.26
Taxable investment securities	1,635,544	50,542	3.09	1,444,552	45,777	3.17	868,700	40,468	4.66
Investment securities exempt from federal income taxes (4)	356,496	20,900	5.86	391,071	22,698	5.72	414,234	23,849	5.66
Federal funds sold	352	2	0.56	-	-	-	12,849	276	2.11
Other interest bearing deposits	386,521	1,028	0.27	545,314	1,737	0.32	52,497	467	0.89
Total interest earning assets	9,137,689	$ 440,098	4.82	8,802,185	$ 404,163	4.59	7,300,871	$ 423,678	5.80
Non-interest earning assets	1,368,339			975,103			939,473
Total assets	$ 10,506,028			$ 9,777,288			$ 8,240,344

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$ 2,767,044	$ 14,965	0.54%	$ 2,098,530	$ 17,773	0.85%	$ 1,292,407	$ 23,176	1.79%
Savings deposit	619,304	1,911	0.31	473,477	1,717	0.36	383,534	1,239	0.32
Time deposits	3,335,457	58,974	1.77	3,725,326	102,124	2.74	3,426,332	126,955	3.71
Short-term borrowings	268,251	1,145	0.43	449,548	5,166	1.15	681,074	17,590	2.58
Long-term borrowings and junior subordinated notes	465,387	12,873	2.73	512,267	16,206	3.12	581,026	23,940	4.05
Total interest bearing liabilities	7,455,443	$ 89,868	1.21	7,259,148	$ 142,986	1.97	6,364,373	$ 192,900	3.03
Non-interest bearing deposits	1,594,504			1,307,021			891,072
Other non-interest bearing liabilities	127,099			85,890			85,368
Stockholders’ equity	1,328,982			1,125,229			899,531
Total liabilities and stockholders’ equity	$ 10,506,028			$ 9,777,288			$ 8,240,344
Net interest income/interest rate spread (5)		$ 350,230	3.61%		$ 261,177	2.62%		$ 230,778	2.77%
Taxable equivalent adjustment		(10,458)			(10,625)			(9,890)
Net interest income, as reported		$ 339,772			$ 250,552			$ 220,888
Net interest margin (6)			3.72%			2.85%			3.03%
Tax equivalent effect			0.11%			0.12%			0.13%
Net interest margin on a fully tax equivalent basis (6)			3.83%			2.97%			3.16%

(1)	Non-accrual loans are included in average loans.
(2)	Interest income includes amortization of deferred loan origination fees of $4.6 million, $5.1 million and $7.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.
(3)	Loans held for sale are included in the average loan balance listed. Related interest income is included in loan interest income.
(4)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.
(5)
Interest rate spread represents the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities and is presented on a fully tax equivalent basis.

(6)	Net interest margin represents net interest income as a percentage of average interest earning assets.

10K Index

Net interest income on a tax equivalent basis was $350.2 million for the year ended December 31, 2010, an increase of $89.1 million, or 34.1%, from $261.2 million for the comparable period in 2009.  The growth in net interest income reflects a $335.5 million increase in average interest earning assets, an increase of $287.5 million in average non-interest bearing deposits and a $196.3 million increase in average interest bearing liabilities.  The increase in net interest income was due to a higher level of interest earning assets and a significant improvement in our net interest margin.  Interest earning assets increased largely due to our FDIC-assisted transactions completed within the last two years.  See Note 2 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data for additional information.  The margin increase from the prior year was due to an improved loan mix and a decrease in our average cost of funds as a result of an improved deposit mix and downward repricing of certificates of deposit.  The deposit mix shifted as certificates of deposits for a majority of rate sensitive customers were not renewed and our low cost deposits (non-interest bearing deposits, money market accounts, NOW and savings) increased.  The net interest margin, expressed on a fully tax equivalent basis, was 3.83% for 2010 and 2.97% for 2009.  Our non-performing loans negatively impacted the net interest margin during 2010 and 2009 by approximately 21 basis points and 15 basis points, respectively.

Net interest income on a tax equivalent basis was $261.2 million for the year ended December 31, 2009, an increase of $30.4 million, or 13.2% from $230.8 million for the comparable period in 2008.  The growth in net interest income reflects a $1.5 billion, or 20.6%, increase in average interest earning assets, an increase of $415.9 million in average non-interest bearing deposits and an $894.8 million, or 14.1%, increase in average interest bearing liabilities.  This was partially offset by approximately 19 basis points of margin compression on a fully tax equivalent basis.  The increase in average interest earning assets and the increase in average non-interest bearing deposits and interest bearing liabilities was primarily due to interest earning assets acquired and  non-interest bearing deposits and interest bearing liabilities assumed in four FDIC-assisted transactions during 2009.  See Note 2 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.  The net interest margin, expressed on a fully tax equivalent basis, was 2.97% for 2009 and 3.16% for 2008.  Our non-performing loans negatively impacted the net interest margin during 2009 and 2008 by approximately 15 basis points, and 9 basis points, respectively.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act repealed the federal prohibitions on the payment of interest on demand deposits for commercial accounts, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011.  Although the ultimate impact of this legislation on the Company has not yet been determined, the Company expects interest costs associated with demand deposits to increase as a result of competitor responses to this change.

10K Index

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

	Year Ended December 31,
	2010 Compared to 2009			2009 Compared to 2008
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Earning Assets:
Loans	$ 15,629	$ 16,726	$ 32,355	$ 27,016	$ (54,933)	$ (27,917)
Loans exempt from federal income taxes (1)	3,250	(1,930)	1,320	1,899	1,351	3,250
Taxable investment securities	5,926	(1,161)	4,765	21,039	(15,730)	5,309
Investment securities exempt from federal income taxes (1)	(2,025)	227	(1,798)	(1,343)	192	(1,151)
Federal funds sold	2	-	2	(138)	(138)	(276)
Other interest bearing deposits	(452)	(257)	(709)	1,750	(480)	1,270
Total increase (decrease) in interest income	22,330	13,605	35,935	50,223	(69,738)	(19,515)

Interest Bearing Liabilities:
Deposits
NOW and money market deposit accounts	4,703	(7,511)	(2,808)	10,323	(15,726)	(5,403)
Savings deposits	476	(282)	194	314	164	478
Time deposits	(9,823)	(33,327)	(43,150)	10,354	(35,185)	(24,831)
Short-term borrowings	(1,572)	(2,449)	(4,021)	(4,719)	(7,705)	(12,424)
Long-term borrowings and junior subordinated notes	(1,405)	(1,928)	(3,333)	(2,611)	(5,123)	(7,734)
Total (decrease) increase in interest expense	(7,621)	(45,497)	(53,118)	13,661	(63,575)	(49,914)
Total increase (decrease) in net interest income	$ 29,951	$ 59,102	$ 89,053	$ 36,562	$ (6,163)	$ 30,399

(1)	Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% rate.

10K Index

Other Income

	Year Ended
	December 31,	December 31,	Increase/	Percentage
	2010	2009	(Decrease)	Change
Other income (in thousands):
Loan service fees	$ 6,517	$ 6,913	$ (396)	(6%)
Deposit service fees	38,934	30,600	8,334	27%
Lease financing, net	21,853	18,528	3,325	18%
Brokerage fees	5,012	4,606	406	9%
Trust and asset management fees	15,037	12,593	2,444	19%
Net gain on sale of investment securities	18,648	14,029	4,619	33%
Increase in cash surrender value of life insurance	3,516	2,459	1,057	43%
Net loss on sale of other assets	630	(13)	643	4,946%
Acquisition related gains	62,649	28,547	34,102	119%
Accretion of indemnification income	9,678	-	9,678	NM
Other operating income	3,282	8,892	(5,610)	(63%)
Total other income	$ 185,756	$ 127,154	$ 58,602	46%

(NM – not meaningful)

Other income increased for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to gains recognized on the Broadway and New Century FDIC-assisted transactions during the year ended December 31, 2010, totaling $62.6 million, while acquisition related gains in 2009 were $28.5 million.  See Note 2 in the notes to consolidated financial statements contained under Item 8 Financial Statements and Supplementary Data for additional information.  Deposit service fees increased primarily due to an increase in commercial deposit fees related to the treasury management business acquired in the Corus transaction during the second half of 2009, additional treasury management customers added through our marketing efforts, an increase in NSF and overdraft fees related to the FDIC-assisted transactions completed in 2009 and 2010, and organic growth in existing branches.  Net lease financing increased primarily due to an increase in the sales of third party equipment maintenance contracts.  Trust and asset management fees increased primarily due to an increase in assets under management, as a result of organic growth and an increase in the market value of assets under management.  Other income was also impacted by a net gain on sale of investment securities of $18.6 million for the year ended December 31, 2010, compared with a net gain on sale of investment securities of $14.0 million for the year ended December 31, 2009.  The Broadway Bank and New Century Bank FDIC-assisted transactions resulted in accretion on the corresponding indemnification asset.  Prior year accretion related to the Heritage Bank transaction and was not significant.  Other operating income decreased as a result of net losses recognized on other real estate owned of $9.3 million during the year ended December 31, 2010 compared with $429 thousand for the year ended December 31, 2009.

10K Index

	Year Ended
	December 31,	December 31,	Increase/	Percentage
	2009	2008	(Decrease)	Change
Other income (in thousands):
Loan service fees	$ 6,913	$ 9,180	$ (2,267)	(25%)
Deposit service fees	30,600	28,225	2,375	8%
Lease financing, net	18,528	16,973	1,555	9%
Brokerage fees	4,606	4,317	289	7%
Trust and asset management fees	12,593	11,869	724	6%
Net gain on sale of investment securities	14,029	1,130	12,899	1,142%
Increase in cash surrender value of life insurance	2,459	5,299	(2,840)	(54%)
Net loss on sale of other assets	(13)	(1,104)	1,091	99%
Acquisition related gains	28,547	-	28,547	NM
Other operating income	8,892	4,504	4,388	97%
Total other income	$ 127,154	$ 80,393	$ 46,761	58%

(NM – not meaningful)

Other income increased from the year ended December 31, 2008 to the year ended December 31, 2009 primarily due to gains recognized on the FDIC-assisted transactions during 2009, totaling $28.5 million, as well as a net gain on sale of investment securities of $14.0 million compared with a net gain on sale of investment securities of $1.1 million during the year ended December 31, 2008.  Loan service fees decreased, primarily due to a decrease in letter of credit and prepayment fees.  Deposit service fees increased primarily due to an increase in commercial deposit fees related to the treasury management business acquired in the Corus transaction during the second half of 2009.  The decrease in cash surrender value of life insurance was primarily due to a decrease in overall interest rates from the year ended December 31, 2008 to the year ended December 31, 2009, and $1.4 million of death benefits on bank owned life insurance policies that we recognized during the year ended December 31, 2008.  Other operating income increased primarily due to an increase in gains recognized on the sale of loans, and an increase in market value of assets held in trust for deferred compensation during the year ended December 31, 2009.

10K Index

Other Expenses

	Year Ended
	December 31,	December 31,	Increase/	Percentage
	2010	2009	(Decrease)	Change
Other expense (in thousands):
Salaries and employee benefits	$ 144,349	$ 120,654	$ 23,695	20%
Occupancy and equipment expense	34,845	31,521	3,324	11%
Computer services expense	10,949	10,011	938	9%
Advertising and marketing expense	6,465	4,185	2,280	54%
Professional and legal expense	5,803	4,680	1,123	24%
Brokerage fee expense	1,926	1,999	(73)	(4%)
Telecommunication expense	3,666	3,433	233	7%
Other intangibles amortization expense	6,214	4,491	1,723	38%
FDIC insurance premiums	15,600	16,762	(1,162)	(7%)
Impairment charges	-	4,000	(4,000)	(100%)
Other real estate expenses, net	2,694	871	1,823	209%
Other operating expenses	26,265	21,143	5,122	24%
Total other expense	$ 258,776	$ 223,750	$ 35,026	16%

Other expense increased from the year ended December 31, 2009 to the year ended December 31, 2010, primarily due to the FDIC-assisted transactions completed during 2009 and 2010.  See Note 2 in the notes to consolidated financial statements contained under Item 8 Financial Statements and Supplementary Data for additional information.  We completed six FDIC-assisted transactions in 2009 and 2010.  Operating expenses related to the FDIC-assisted transactions were approximately $37.5 million in 2010, and approximately $14.5 million in 2009, resulting in a year over year increase of approximately $23 million.  Salaries and employee benefits expense also increased due to problem loan remediation staff added throughout 2010.  FDIC insurance premiums decreased during the twelve months ended December 31, 2010, as a $3.9 million special premium was assessed by the FDIC during the twelve months ended December 31, 2009.  Impairment charges decreased from the year ended December 31, 2009 by $4.0 million.  During the year ended December 31, 2009, the Company conducted an impairment review of branch office locations to be consolidated due to the Company’s FDIC-assisted transactions. As a result, the Company recognized a $4.0 million impairment charge related to three branches in the third quarter of 2009.  Other real estate expense increased as a result of an increase in OREO activity during 2010.  Other operating expenses increased due to an increase of $1.4 million in debit card expenses due to increased activity.  Other operating expenses also increased due to expenses related to our FDIC-assisted transactions.

10K Index

	Year Ended
	December 31,	December 31,	Increase/	Percentage
	2009	2008	(Decrease)	Change
Other expense (in thousands):
Salaries and employee benefits	$ 120,654	$ 108,835	$ 11,819	11%
Occupancy and equipment expense	31,521	28,872	2,649	9%
Computer services expense	10,011	7,392	2,619	35%
Advertising and marketing expense	4,185	5,089	(904)	(18%)
Professional and legal expense	4,680	3,110	1,570	50%
Brokerage fee expense	1,999	1,929	70	4%
Telecommunication expense	3,433	2,818	615	22%
Other intangibles amortization expense	4,491	3,554	937	26%
FDIC insurance premiums	16,762	1,877	14,885	793%
Impairment charges on branch facilities	4,000	-	4,000	NM
Other real estate expenses, net	871	388	483	124%
Other operating expenses	21,143	19,526	1,617	8%
Total other expense	$ 223,750	$ 183,390	$ 40,360	22%

(NM – not meaningful)

       We completed four FDIC-assisted during the year ended December 31, 2009.  The FDIC-assisted transactions increased operating expenses by approximately $14.5 million.  Salaries and employee benefits expense also increased due to problem loan remediation staff hired in 2009.  FDIC insurance premium expense increased as general insurance assessment rates increased and the FDIC imposed a special premium on all insured depository institutions based on assets as of June 30, 2009, which for the Bank amounted to $3.9 million.  During 2009, the Company conducted an impairment review of branch office locations to be consolidated due to the Company’s recent acquisitions.  As a result, the Company recognized a $4.0 million impairment charge related to three branches in 2009.  See Note 2 to the Consolidated Financial Statements for further information regarding the Heritage, InBank, Corus, and Benchmark transactions.  Other operating expenses increased primarily due to an increase in debit card expenses due to increased activity from the year ended December 31, 2008 to the year ended December 31, 2009.  Other operating expenses also increased due to expenses related to our FDIC-assisted transactions.

Income Taxes

Income tax expense from continuing operations for the year ended December 31, 2010 was $24 thousand compared to income tax benefit from continuing operations of $45.3 million for the year ended December 31, 2009.   The decrease was primarily due to an increase in our pre-tax income during the year ended December 31, 2010.  Additionally, during 2009, the Company increased the amount of benefit recognized with respect to certain previously identified uncertain tax positions as a result of developments in tax audits.  The increase in recognized tax benefit resulted in a $7.7 million increase in income tax benefit in 2009.

Income tax benefit from continuing operations for the year ended December 31, 2009 was $45.3 million, compared to income tax benefit from continuing operations of $23.6 million for the year ended December 31, 2008.   The increase was primarily due to an increase in our taxable loss for the year ended December 31, 2009.  Additionally, as mentioned above, in 2009 the Company increased the amount of benefit recognized with respect to certain previously identified uncertain tax positions.

For the years ended December 31, 2009 and 2008, the Company had $4.1 million and $236 thousand, respectively, of income tax expense from discontinued operations.

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

10K Index

Balance Sheet

Total assets decreased $545.0 million or 5.0% from $10.9 billion at December 31, 2009 to $10.3 billion at December 31, 2010.  Investment securities available for sale decreased $1.2 billion from December 31, 2009 to December 31, 2010, primarily due to securities sales during 2010, the proceeds of which were used to fund our Broadway FDIC-assisted transaction and rate sensitive certificate of deposit run-off.  Security sales in the third quarter of 2010 were also done to lock in unrealized gains and shorten the overall duration of the securities portfolio.  Net loans increased by $78.1 million to $6.4 billion at December 31, 2010 primarily as a result of our FDIC-assisted transactions, offset by principal reductions on loans and net charge-offs.  See “Loan Portfolio” section below for further analysis.  The FDIC indemnification asset and other real estate owned related to FDIC-assisted transactions increased by $173.2 million and $26.0 million, respectively, from December 31, 2009 to December 31, 2010, primarily due to our Broadway and New Century FDIC-assisted transactions.  Other assets decreased primarily due to receipt of prior year income tax receivables.  Premises and equipment increased due to the purchase of several properties related to our FDIC-assisted transactions.  See Note 2 in the notes to consolidated financial statements contained under Item 8 Financial Statements and Supplementary Data for additional information.

Total liabilities decreased by $638.6 million, or 6.6%, to $9.0 billion at December 31, 2010 from $9.6 billion at December 31, 2009.  Total deposits decreased by $530.3 million, or 6.1%, to $8.2 billion at December 31, 2010 from $8.7 billion at December 31, 2009 as a result of the rate sensitive certificate of deposit run-off.  Noninterest bearing deposits increased by $139.4 million, or 9.0%, to $1.7 billion at December 31, 2010 compared to December 31, 2009.

Total stockholders’ equity increased $93.6 million to $1.3 billion at December 31, 2010 compared to December 31, 2009.  This increase was primarily due to additional paid-in capital from stock issuances pursuant to the Company’s Dividend Reinvestment and Stock Purchase Plan and an increase in accumulated other comprehensive income related to unrealized securities gains.

Investment Securities Available for Sale

The primary purpose of the investment portfolio is to provide a source of earnings, be a source of liquidity, and serve as a tool for managing interest rate risk.  In managing the portfolio, we seek to balance safety of principal and liquidity, and diversification considerations with maximum return.  See “Liquidity” and “Capital Resources” in this Item 7 and “Quantitative and Qualitative Disclosures About Market Risk - Asset Liability Management” under Item 7A.

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	Year Ended December 31,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

U.S. government sponsored agencies and enterprises	$ 18,766	$ 19,434	$ 69,120	$ 70,239	$ 171,385	$ 179,373
States and political subdivisions	351,274	364,932	366,845	380,234	417,608	427,999
Residential mortgage-backed securities	1,174,500	1,196,536	2,380,195	2,374,741	681,980	689,595
Commercial mortgage-backed securities	521	530	2,300	2,310	699	690
Corporate bonds	6,140	6,140	11,400	11,395	34,546	34,565
Equity securities	10,093	10,171	4,280	4,314	3,595	3,606
Debt securities issued by foreign governments	-	-	-	-	301	302

Total	$ 1,561,294	$ 1,597,743	$ 2,834,140	$ 2,843,233	$ 1,310,114	$ 1,336,130

The decrease in residential mortgage-backed securities was due to investment security sales and monthly paydowns during the year ended December 31, 2010.  Fannie Mae issued mortgage-backed securities had an aggregate book value and market value of $467.4 million and $475.4 million, respectively, at December 31, 2010.  Freddie Mac issued mortgage-backed securities had an aggregate book value and market value of $651.2 million and $663.5 million at December 31, 2010.  We do not have any meaningful direct or indirect holdings of subprime residential mortgage investment securities, home equity lines of credit investment securities, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.  Additionally, more than 99% of our mortgage-backed securities are U.S. agency guaranteed.

10K Index

The Company has no direct exposure to the State of Illinois, but approximately 30% of the state and political subdivisions portfolio consists of securities issued by municipalities in Illinois.  Approximately 80% of state and political subdivisions securities are insured.  Approximately 85% of the portfolio consists of general obligation issues.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities available for sale at December 31, 2010 (dollars in thousands):

			Due after One		Due after Five
	Due in One		Year through		Years through		Due after
	Year or Less		Five Years		Ten Years		Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield

U.S. Government sponsored agencies and enterprises	$ 5,216	1.00%	$ 9,081	4.31%	$ 4,095	2.68%	$ 1,042	2.69%
States and political subdivision (1)	10,336	5.76%	88,945	5.84%	232,573	6.12%	33,078	6.66%
Residential mortgage-backed securities (2)	193	2.57%	742	5.86%	58,459	3.30%	1,137,142	1.82%
Commercial mortgage-backed securities (2)	-	-	11	8.21%	519	3.07%	-	-
Corporate bonds	-	-	-	-	-	-	6,140	4.17%
Equity securities	-	-	-	-	-	-	10,171	3.20%
Total	$ 15,745	4.15%	$ 98,779	5.70%	$ 295,646	5.51%	$ 1,187,573	1.97%

(1)	Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.
(2)	These securities are presented based upon contractual maturities.

10K Index

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2010		2009		2008		2007		2006
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Commercial related credits:
Commercial loans	$ 1,206,984	18%	$ 1,387,476	21%	$ 1,522,380	24%	$ 1,323,455	24%	$ 1,020,707	21%
Commercial loans collateralized by
assignment of lease payments (lease loans)	1,053,446	16%	953,452	15%	649,918	10%	553,138	10%	392,063	8%
Commercial real estate	2,176,584	33%	2,472,520	38%	2,353,261	38%	1,974,370	36%	1,804,103	36%
Construction real estate	423,339	6%	594,482	9%	757,900	13%	845,158	14%	851,896	17%
Total commercial related credits	4,860,353	73%	5,407,930	83%	5,283,459	85%	4,696,121	84%	4,068,769	82%
Other loans:
Residential real estate	328,482	5%	291,022	4%	295,336	5%	354,874	6%	360,183	7%
Indirect vehicle	175,664	3%	180,267	3%	189,227	3%	146,311	3%	110,573	2%
Home equity	381,662	6%	405,439	6%	401,029	6%	365,589	6%	381,612	8%
Consumer loans	59,320	1%	66,293	1%	59,512	1%	52,732	1%	50,357	1%
Total other loans	945,128	15%	943,021	14%	945,104	15%	919,506	16%	902,725	18%
Gross loans excluding covered loans	5,805,481	88%	6,350,951	97%	6,228,563	100%	5,615,627	100%	4,971,494	100%
Covered loans (1)	812,330	12%	173,596	3%	-	0%	-	0%	-	0%
Gross loans (2)	6,617,811	100%	6,524,547	100%	6,228,563	100%	5,615,627	100%	4,971,494	100%
Allowance for loan losses	(192,217)		(177,072)		(144,001)		(65,103)		(58,983)
Net loans	$ 6,425,594		$ 6,347,475		$ 6,084,562		$ 5,550,524		$ 4,912,511

(1)	Loans that MB Financial Bank will share losses with the FDIC are referred to as “covered loans”.
(2)
Gross loan balances at December 31, 2010, 2009, 2008, 2007, and 2006 are net of unearned income, including net deferred loans fees of $3.3 million, $4.6 million, $4.5 million, $3.7 million, and $3.0 million, respectively.

Gross loans, excluding covered loans and total commercial related credits decreased from 2009 to 2010 by approximately $545.5 million and $547.6 million, respectively.  The decrease in commercial loans from December 31, 2009 to December 31, 2010, was primarily due to a decrease in the usage of commercial lines and overall weaker demand for new loans in our market.  The lease loan portfolio increased, as we emphasized growth in this area.  We believe that our leasing portfolio tends to perform better than our other lending categories as a result of lessees typically being larger than our typical middle market customer with more staying power during economic downturns and the leased equipment being core to their operations.  The decrease in commercial real estate loans from December 31, 2009 to December 31, 2010 was primarily due to principal pay downs and disposition of problem credits, including elevated charge-offs, with fewer new loans being generated due to reduced demand.  The decrease in construction real estate loans from December 31, 2009 to December 31, 2010, was primarily due to fewer new loans made and disposition of problem credits, including transfers to OREO and elevated charge-offs during 2010.

Gross loans, excluding covered loans and total commercial related credits increased from 2008 to 2009 by approximately $122.4 million and $124.5 million, respectively.  The decrease in commercial loans from December 31, 2008 to December 31, 2009, was primarily due to weaker demand and a decrease in the usage of commercial lines.   The increase in lease loans from December 31, 2008 to December 31, 2009, resulted from additional staff added during the year and less competitive pressure in the market as some competitors exited the market or reduced lending.

10K Index

Loan Maturities

The following table sets forth information regarding our non-performing loans and the scheduled maturity information for the performing loans in our loan portfolio at December 31, 2010 (in thousands).  Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less.

		Due in One Year		Due after One Year		Due after
		Or Less		Through Five Years		Five Years
	Non-Performing	Fixed	Floating	Fixed	Floating	Fixed	Floating
	Loans (1)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Total

Commercial loans	$ 51,005	$ 69,330	$ 602,643	$ 137,532	$ 277,249	$ 21,791	$ 47,434	$ 1,206,984
Commercial loans collateralized by
assignment of lease payments	1,563	78,943	-	953,162	-	19,778	-	1,053,446
Commercial real estate	158,864	233,993	328,348	973,661	297,322	116,934	67,462	2,176,584
Construction real estate	122,077	15,500	160,577	23,992	22,255	78,938	-	423,339
Residential real estate	15,950	9,310	6,355	17,591	1,157	116,073	162,046	328,482
Indirect vehicle	1,245	2,020	-	118,165	-	54,234	-	175,664
Home equity	10,095	6,767	42,364	6,929	229,353	12,472	73,682	381,662
Consumer loans	1,642	5,558	20,506	9,142	162	431	21,879	59,320
Covered loans	-	206,132	206,965	264,320	98,557	13,696	22,660	812,330
Gross loans	$ 362,441	$ 627,553	$ 1,367,758	$ 2,504,494	$ 926,055	$ 434,347	$ 395,163	$ 6,617,811

(1)
Excludes purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Corus, Benchmark, Broadway, and New Century transactions.  Purchased credit-impaired loans have evidence of deterioration in credit quality prior to acquisition.  Fair value of these loans as of acquisition includes estimates of credit losses.  These loans are accounted for on a pool basis, and the pools are considered to be performing.  See Note 6 to our Consolidated Financial Statements for further information regarding purchased credit-impaired loans.

(2)	Excludes non-performing loans.

10K Index

Asset Quality

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	At December 31,
	2010	2009	2008	2007	2006
Non-performing loans(1):
Non-accruing loans	$ 362,441	$ 270,839	$ 145,936	$ 24,459	$ 21,164
Loans 90 days or more past due, still accruing interest	1	477	-	-	304
Total non-performing loans	362,442	271,316	145,936	24,459	21,468
Other real estate owned(2)	71,476	36,711	4,366	1,120	2,844
Repossessed vehicles	82	333	356	179	192
Total non-performing assets	$ 434,000	$ 308,360	$ 150,658	$ 25,758	$ 24,504

Total allowance for loan losses	192,217	177,072	144,001	65,103	58,983
Partial charge-offs taken on non-performing loans	163,972	69,359	17,439	7,142	8,678
Allowance for loan losses, including partial charge-offs	$ 356,189	$ 246,431	$ 161,440	$ 72,245	$ 67,661

Total non-performing loans to total loans	5.48%	4.16%	2.34%	0.44%	0.43%
Total non-performing assets to total assets	4.21%	2.84%	1.71%	0.33%	0.31%
Allowance for loan losses to non-performing loans(1)	53.03%	65.26%	98.67%	266.17%	274.75%
Allowance for loan losses to non-performing loans,	67.66%	72.34%	98.82%	228.62%	224.44%
including partial charge-offs taken(3)

(1)
This table excludes purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Corus, Benchmark, Broadway, and New Century transactions.  Purchased credit-impaired loans have evidence of deterioration in credit quality prior to acquisition.  Fair value of these loans as of acquisition includes estimates of credit losses.  These loans are accounted for on a pool basis, and the pools are considered to be performing.  See Note 6 to our Consolidated Financial Statements for further information regarding purchased credit-impaired loans.  This table also excludes loans held for sale.  Non-performing loans exclude $22.5 million of accruing restructured loans that have been modified and are performing in accordance with those modified terms.

(2)
This table excludes other real estate owned that is related to the Heritage, InBank, Benchmark, Broadway, and New Century FDIC-assisted transactions.  Other real estate owned related to the Heritage, Benchmark, Broadway, and New Century transactions, which totaled $42.5 million and $15.3 million at December 31, 2010 and 2009, respectively, is subject to the loss-share agreements with the FDIC.  See Note 2 of the notes to our consolidated financial statements for further information.

(3)	Calculated by adding partial charge-offs to both the numerator and denominator in the calculation.

        The following table presents a summary of other real estate owned (“OREO”), excluding assets related to FDIC-assisted transactions, for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Beginning balance	$ 36,711	$ 4,366
Transfers in at fair value less estimated costs to sell	63,958	46,992
Fair value adjustments	(7,786)	(535)
Net (losses) gains on sales of OREO	(725)	15
Cash received upon disposition	(20,682)	(14,127)
Ending balance	$ 71,476	$ 36,711

As of December 31, 2010, the OREO portfolio consisted of 55 properties, with approximately $55 million of OREO balance resulting from construction and land loans.  The remainder derived from commercial and residential real estate loans.    The Company also recorded losses of $773 thousand on OREO related to assets acquired in FDIC-assisted transactions for the year ended December 31, 2010.

10K Index

The following table presents data related to non-performing loans, excluding purchased credit-impaired loans and loans held for sale, by dollar amount and category at December 31, 2010 (dollar amounts in thousands):

	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Consumer Loans	Total Loans
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
$10.0 million or more	-	$ -	2	$ 29,695	2	$ 34,423	$ -	$ 64,118
$5.0 million to $9.9 million	3	23,683	5	29,791	3	20,102	-	73,576
$1.5 million to $4.9 million	6	14,005	13	41,313	15	41,720	3,272	100,310
Under $1.5 million	45	14,880	30	21,278	144	62,619	25,661	124,438
	54	$ 52,568	50	$ 122,077	164	$ 158,864	$ 28,933	$ 362,442

Percentage of individual loan category		2.33%		28.84%		7.30%	3.06%	5.48%

Specific reserves and partial charge-offs as a
percentage of non-performing loans		44%		47%		32%

The following table presents data related to non-performing loans, excluding purchased credit-impaired loans and loans held for sale, by dollar amount and category at December 31, 2009 (dollar amounts in thousands):

	Commercial and Lease Loans		Construction Real Esate Loans		Commercial Real Estate Loans		Consumer Loans	Total Loans
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
$10.0 million or more	-	$ -	5	$ 76,243	1	$ 10,101	$ -	$ 86,344
$5.0 million to $9.9 million	-	-	8	52,496	1	5,647	-	58,143
$1.5 million to $4.9 million	2	3,518	11	31,346	6	10,493	1,672	47,029
Under $1.5 million	33	8,933	32	20,906	78	32,419	17,542	79,800
	35	$ 12,451	56	$ 180,991	86	$ 58,660	$ 19,214	$ 271,316

Percentage of individual loan category		0.53%		30.45%		2.37%	2.04%	4.16%

        The aggregate principal amount of non-performing loans was $362.4 million as of December 31, 2010 compared to $271.3 million as of December 31, 2009.  The increase in non-performing loans was primarily a result of weakening economic conditions discussed above in “Overview.”  Borrowers migrated to higher (worse) risk ratings as economic conditions deteriorated during the year ended December 31, 2010, especially as reflected in the cash flows from income producing properties and the value of commercial real estate.  A majority of the increase was attributable to non-performing commercial real estate loans, which increased by $100.2 million reflecting the continued weakness in real estate market conditions.

Of the $271.3 million of non-performing loans as of December 31, 2009, only $92.0 million remained non-performing at December 31, 2010 due to charge-offs, movement into OREO, pay downs and loan risk rating upgrades.

Non-performing Assets

Non-performing loans include loans accounted for on a non-accrual basis and accruing loans contractually past due 90 days or more as to interest or principal.  Management reviews the loan portfolio for problem loans on an ongoing basis.  During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for loan losses and (if appropriate) partial or full charge-off.  After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  Generally, if interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income.  Loans will not be placed back on accrual status unless back interest and principal payments are made.  With respect to the loans that were on non-accrual status as of December 31, 2010 and 2009, the gross interest income that would have been recorded on such loans during the years ended December 31, 2010 and 2009 had such loans been current in accordance with their original terms was approximately $17.8 million and $12.5 million, respectively.  The amount of interest income on these loans that was included in net income (loss) for the years ended December 31, 2010 and 2009 was $307 thousand and $185 thousand, respectively.  Our general policy is to place loans 90 days past due on non-accrual status, as well as those loans that continue to pay, but display underlying structural weakness.

10K Index

Non-performing loans exclude purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Corus, Benchmark, Broadway, and New Century transactions.  Deterioration in credit quality occurred prior to acquisition.  Fair value of these loans as of acquisition includes estimates of credit losses.  These loans are accounted for on a pool basis, and the pools are considered to be performing.  See Note 6 of the notes to our consolidated financial statements for further information regarding purchased credit-impaired loans.

Non-performing assets consists of non-performing loans as well as other repossessed assets and other real estate owned.  Other real estate owned represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair value less the estimated cost of disposal.  Other real estate owned is evaluated regularly to ensure that the recorded amount is supported by its current fair value.  Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary.  Gains and losses and changes in valuations on other real estate owned are included in other income.  Expenses, net of rental income, from the operations of other real estate owned are reflected as a separate line item on the income statement.  Other repossessed assets primarily consist of repossessed vehicles.  Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued.  Once the Bank obtains title, repossessed vehicles are not included in loans, but are classified as “other assets” on the consolidated balance sheets.  The typical holding period for resale of repossessed automobiles is less than 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period.  The typical holding period for motorcycles can be more than 90 days, as the average motorcycle re-sale period is longer than the average automobile re-sale period.  The longer average period for motorcycles is a result of cyclical trends in the motorcycle market.

Other real estate owned that is related to the Heritage, InBank, Benchmark, Broadway, and New Century transactions, is excluded from non-performing assets.  Other real estate owned related to the Heritage, Benchmark, Broadway, and New Century transactions, which totaled $42.5 million and $15.3 million at December 31, 2010 and 2009, respectively, is subject to the loss-share agreements with the FDIC.  See Note 2 of the notes to our consolidated financial statements for further information.

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

General Loss Reserve.  We maintain a general loan loss reserve for the four categories of commercial-related loans in our portfolio - commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans.  We use a loan loss reserve model that incorporates the migration of loan risk rating and historical default data over a multi-year period.  Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine by the originating loan officer, credit management, loan review or loan committee.  Loans rated one represent those loans least likely to default and a loan rated nine represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  Estimated loan default factors are multiplied by individual loan balances in each risk-rating category and again multiplied by an historical loss given default estimate for each loan type (which incorporates estimated recoveries) to determine an appropriate level of allowance by loan type.  This approach is applied to the commercial, lease, commercial real estate, and construction real estate components of the loan portfolio.

The general allowance for loan losses also includes estimated losses resulting from macroeconomic factors and adjustments to account for imprecision of our loan loss model.  Macroeconomic factors adjust the allowance for loan losses upward or downward based on the current point in the economic cycle and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, construction real estate and lease loan components.  To determine our macroeconomic factors, we use specific economic data that has a statistical correlation with loan losses.  We annually review this data to determine that such a correlation continues to exist.  Additionally, since the macroeconomic factors are only updated annually, we periodically review the factors in order to conclude they are adequate based on current economic conditions.  See discussion in “Overview” for additional discussion of the impacts of the economic environment on the loan portfolio.

10K Index

Model imprecision accounts for the possibility that having limited loan loss historical data may result in inaccurate estimated default and loss given default factors.  Factors for imprecision modify estimated default factors calculated by our migration analysis and are based on the standard deviation of each estimated default factor.

The general loss reserve was $126.4 million as of December 31, 2010 and $118.5 million as of December 31, 2009.  The increase in the general loss reserve was primarily due to loans migrating from lower risk ratings to higher risk ratings during the year ended December 31, 2009.  Additionally, our estimated default factors reflected an additional year of higher migrations.  Reserves on impaired loans are included in the “Specific Reserve” section below.

Specific Reserves.  Our allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

At each quarter-end, impaired loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing each loan.  Generally, the Company obtains a current external appraisal (within 12 months) on real estate secured impaired loans.  Other valuation techniques are used as well, including internal valuations, comparable property analyses and contractual sales information.  For appraisals that are more than six months old, we may further discount appraisal values.  This discount is based on our evaluation of market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.  As of December 31, 2010, almost all appraisals were completed within the previous 12 months.

The total specific reserve component of the allowance was $51.8 million as of December 31, 2010 and $46.0 million as of December 31, 2009.  The decrease in specific reserves as a percentage of impaired loans is primarily due to partial charge-offs of approximately $164 million taken on impaired loans as of December 31, 2010 compared to partial charge-offs of approximately $69 million as of December 31, 2009.

Smaller Balance Homogenous Loans.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one-year time horizon.  The reserves for smaller balance homogenous loans totaled $14.0 million at December 31, 2010 and $12.6 million at December 31, 2009.

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

10K Index

The following table presents an analysis of the allowance for loan losses for the years presented (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008	2007	2006

Balance at beginning of year	$ 177,072	$ 144,001	$ 65,103	$ 58,983	$ 42,290
Additions from acquisitions	-	-	-	-	16,425
Provision for loan losses	246,200	231,800	125,721	19,313	10,100
Charge-offs:
Commercial loans	(58,077)	(46,113)	(13,653)	(7,072)	(10,160)
Commercial loans collateralized by assignment of lease payments	(1,711)	(5,407)	(1,258)	(515)	(246)
Commercial real estate	(79,828)	(38,842)	(14,872)	(3,471)	(1,671)
Residential real estate	(3,326)	(1,476)	(550)	(1,075)	(434)
Construction real estate	(94,533)	(103,789)	(14,940)	(2,294)	-
Indirect vehicles	(3,199)	(4,085)	(2,109)	(1,193)	(307)
Home equity	(4,632)	(3,443)	(1,801)	(194)	(427)
Consumer loans	(1,755)	(1,124)	(642)	(492)	(555)
Total charge-offs	(247,061)	(204,279)	(49,825)	(16,306)	(13,800)
Recoveries:
Commercial loans	8,788	1,491	891	1,265	2,402
Commercial loans collateralized by assignment of lease payments	184	-	67	979	40
Commercial real estate	2,070	40	266	37	378
Residential real estate	184	44	29	20	26
Construction real estate	3,170	2,957	951	38	490
Indirect vehicles	1,163	757	625	389	4
Home equity	351	53	132	344	481
Consumer loans	96	208	41	41	147
Total recoveries	16,006	5,550	3,002	3,113	3,968

Net charge-offs	(231,055)	(198,729)	(46,823)	(13,193)	(9,832)

Balance at December 31,	$ 192,217	$ 177,072	$ 144,001	$ 65,103	$ 58,983

Total loans at December 31,	$ 6,617,811	$ 6,524,547	$ 6,228,563	$ 5,615,627	$ 4,971,494
Ratio of allowance to total loans	2.90%	2.71%	2.31%	1.16%	1.19%
Ratio of net charge-offs to average loans	3.42%	3.09%	0.79%	0.25%	0.24%

Provision for loan losses increased by $14.4 million to $246.2 million for the year ended December 31, 2009 from $231.8 million in the same period of 2009.  Our provision for loan losses remained elevated which was primarily due to increases in non-performing loans and net charge-offs, the migration of performing loans from better risk ratings to worse risk ratings, higher estimated default factors during 2010 and overall weakness in real estate market conditions.  The migration of performing loans to worse risk ratings was primarily due to continued weak macroeconomic factors and declines in the values of collateral.  See discussion in “Overview” for additional discussion of the impacts of the economic environment on the loan portfolio.

10K Index

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans.  The purpose of this allocation is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2010		2009		2008		2007		2006
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial loans	$ 28,747	18%	$ 39,226	21%	$ 40,217	24%	$ 15,627	24%	$ 20,918	21%
Commercial loans collateralized by
assignment of lease payments (lease loans)	6,424	16%	8,726	15%	10,245	10%	7,854	10%	8,897	8%
Commercial real estate	105,875	33%	56,710	38%	31,241	38%	15,653	36%	10,458	36%
Residential real estate	5,104	5%	2,934	4%	1,623	5%	1,430	6%	1,430	7%
Construction real estate	37,215	6%	59,760	9%	57,443	13%	23,039	14%	15,780	17%
Consumer loans and other	8,852	10%	9,716	10%	3,232	10%	1,500	10%	1,500	11%
Covered loans	-	12%	-	3%	-	-	-	-	-	-
Total	$ 192,217	100%	$ 177,072	100%	$ 144,001	100%	$ 65,103	100%	$ 58,983	100%

Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including specific reserves, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in our market area.  In addition, federal regulatory authorities, as part of the examination process, periodically review our allowance for loan losses.  Regulators may require us to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination.  Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.  As of December 31, 2010, the Company had partial charge-offs of approximately $164.0 million, reducing the amount of allowance for loan losses allocated to the portfolio.  The allowance for loan losses allocated to commercial loans as of December 31, 2010 considers the charge-offs of several large loans related to the real estate industry that had high loss given default rates that are not indicative of the remaining portfolio.   In 2010, the allocation of the allowance for loan losses allocated to commercial real estate loans increased due to the migration of performing loans from lower risk rating to higher risk rating (worse), a weak economic environment, and increases in non-performing loans and potential problem loans.  See discussion below in “Potential Problem Loans.”  The decrease in the allocation of the reserve for construction loans reflects the high level of partial charge-offs in the portfolio over the past two years as well as the lower balances of non-performing construction loans and the lower overall construction loan balances.

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

10K Index

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

We define potential problem loans as performing loans rated substandard, that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans were $291.7 million, or 4.41%, of total loans as of December 31, 2010 and $233.4 million, or 3.58%, of total loans as of December 31, 2009.

The majority of the increase in potential problem loans was due to the commercial real estate loan category.  As noted earlier, the increase in potential problem loans was primarily due to declining cash flows for many borrowers as a result of higher vacancy rates and lower rents during the year ended December 31, 2010.  See discussion in “Overview” for additional discussion of the impacts of the economic environment on the loan portfolio.

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

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our core deposits consist of checking accounts, NOW accounts, money market accounts, savings accounts and non-public certificates of deposit.  These deposits, along with public fund deposits, brokered deposits, and short-term and long-term borrowings are used to support our asset base.  Our deposits are obtained predominantly from the geographic trade areas surrounding each of our office locations.  We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.  We also use brokered deposits as an alternative funding source which allows us flexibility in managing our overall interest expense.  Total deposits decreased by $530.3 million, from December 31, 2009 to December 31, 2010, primarily as a result of planned run-off of rate sensitive certificates of deposit.

10K Index

The following table sets forth the maturities of certificates of deposit and other time deposits $100,000 and over at December 31, 2010 (in thousands):

Certificates of deposit $100,000 and over:
Maturing within three months	$ 375,496
After three but within six months	259,390
After six but within twelve months	432,965
After twelve months	599,950
Total certificates of deposit $100,000 and over (1)	$ 1,667,801

Other time deposits $100,000 and over (2):
Maturing within three months	$ 17,741
After three but within six months	15,362
After six but within twelve months	25,451
After twelve months	16,225
Total other time deposits $100,000 and over	$ 74,779

(1)	Includes brokered deposits of $468.2 million.
(2)
Consists of time deposits held in individual retirement accounts (IRAs) and time certificates that the customer has the option to increase the principal balance and maintain the original interest rate.

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31,
	2010		2009
	Amount	Percent	Amount	Percent

Demand deposits, noninterest bearing	$ 1,691,599	20.7%	$ 1,552,185	17.9%
NOW and money market accounts	2,776,181	34.0%	2,775,468	32.0%
Savings deposits	697,851	8.6%	583,783	6.7%
Time certificates, $100,000 or more	1,742,580	21.4%	1,885,460	21.7%
Other time certificates	1,244,747	15.3%	1,886,380	21.7%
Total	$ 8,152,958	100.0%	$ 8,683,276	100.0%

10K Index

Borrowings.  Short-term borrowings decreased by $55.1 million to $268.8 million at December 31, 2010 compared to $323.9 million at December 31, 2009.  The decrease in short-term borrowings was primarily due to a decrease in Federal Home Loan Bank advances.  We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings from time to time include federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  We also offer customers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2010	2009	2008

Federal funds purchased:
Average balance outstanding	$ 1,151	$ 499	$ 44,413
Maximum outstanding at any month-end during the period	-	51,000	175,000
Balance outstanding at end of period	-	-	5,000
Weighted average interest rate during the period	0.50%	0.30%	3.09%
Weighted average interest rate at end of the period	-	-	0.68%
Federal Reserve term auction funds:
Average balance outstanding	$ -	$ 84,384	$ 91,803
Maximum outstanding at any month-end during the period	-	100,000	250,000
Balance outstanding at end of period	-	-	100,000
Weighted average interest rate during the period	-	0.28%	2.59%
Weighted average interest rate at end of the period	-	-	0.42%
Securities sold under agreements to repurchase:
Average balance outstanding	$ 260,361	$ 248,128	$ 291,013
Maximum outstanding at any month-end during the period	298,816	305,632	366,271
Balance outstanding at end of period	265,195	223,917	282,832
Weighted average interest rate during the period	0.37%	0.46%	1.49%
Weighted average interest rate at end of the period	0.31%	0.50%	0.48%
Federal Home Loan Bank advances:
Average balance outstanding	$ 6,739	$ 116,538	$ 252,452
Maximum outstanding at any month-end during the period	5,002	200,785	344,011
Balance outstanding at end of period	3,649	100,000	100,787
Weighted average interest rate during the period	2.68%	3.25%	3.75%
Weighted average interest rate at end of the period	3.81%	3.35%	2.46%
Correspondent bank lines of credit:
Average balance outstanding	$ -	$ -	$ 1,393
Maximum outstanding at any month-end during the period	-	-	10,000
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	-	-	3.23%
Weighted average interest rate at end of the period	-	-	-

Long-term borrowings include notes payable to other banks to support a portfolio of equipment that we own and lease to other companies, Federal Home Loan Bank advances, structured repurchase agreements, and subordinated debt.  As of December 31, 2010 and December 31, 2009, our long-term borrowings were $285.1 million and $331.3 million, respectively.

10K Index

Junior subordinated notes issued to capital trusts include debentures sold to Coal City Capital Trust I, FOBB Capital Trust I, FOBB Capital Trust III, MB Financial Capital Trust II, MB Financial Capital Trust III, MB Financial Capital Trust IV, MB Financial Capital Trust V, and MB Financial Capital Trust VI in connection with the issuance of their preferred securities in 1998, 2000, 2003, 2005, 2006, 2006, 2007, and 2007, respectively.  As of December 31, 2010 and December 31, 2009, our junior subordinated notes issued to capital trusts were $158.6 million and $158.7 million, respectively.  See Notes 1 and 13 to the consolidated financial statements for further analysis.

Liquidity

Liquidity management is monitored by an Asset/Liability Committee, consisting of members of management, which reviews historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

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

We have no required regulatory liquidity ratios to maintain; however, we adhere to an internal policy which dictates a ratio of loans to deposits.  This policy provides that we may not have a ratio of loans to deposits (including customer repurchase agreements) in excess of 95%.  In addition, our internal policy addresses current regulatory proposals that include (i) a “liquidity coverage ratio” or LCR, designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario and should exceed 100%, and (ii) a “net stable funding ratio” or NSFR, designed to promote more medium and long-term funding of assets and activities of banks over a one-year time horizon and should exceed 100%.  At December 31, 2010, we were in compliance with the foregoing policies.

At December 31, 2010, we had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $1.4 billion.  We anticipate that we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $2.1 billion at December 31, 2010, including brokered deposits.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at December 31, 2010, there were no firm lending commitments in place, management believes that we could borrow approximately $210.0 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago (FHLB).  As of December 31, 2010, the Company had $185.1 million outstanding in FHLB advances, and could borrow an additional amount of approximately $185.3 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of December 31, 2010, the Company had approximately $668.9 million of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from our subsidiary bank and cash on hand.

MB Financial Bank is subject to various regulatory capital requirements which affect its ability to pay dividends to us.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Additionally, our current policy effectively limits the amount of dividends our subsidiary bank may pay to us by requiring the bank to maintain total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 12%, 9% and 8%, respectively.  The minimum ratios required for a bank to be considered "well capitalized" for regulatory purposes are 10%, 6% and 5%, respectively.  In addition to adhering to our policy, there are regulatory restrictions on the ability of national banks to pay dividends.  See "Item 1. Business – Supervision and Regulation."

10K Index

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

Interest rate swaps designated as an interest rate related hedge of an existing fixed rate asset or liability are fair value type hedges.  We currently use fair value type hedges, or interest rate swaps, to mitigate the interest sensitivity of certain qualifying commercial loans and brokered time certificates of deposit.  The change in fair value of both the interest rate swap and hedged instrument is recorded in current earnings.  If a hedge ceases to qualify for hedge accounting prior to maturity, previous adjustments to the carrying value of the hedged item are recognized in earnings to match the earnings recognition pattern of the hedged item (e.g., level yield amortization if hedging an interest-bearing instrument that has not been sold or extinguished).  For additional information, including the notional amount and fair value of our interest rate swaps at December 31, 2010, see Note 21 “Derivative Financial Instruments” to the consolidated financial statements.

Contractual Obligations. In the ordinary course of operations, we enter into certain contractual obligations.  Such obligations include the funding of operations through debt issuances, subordinated notes issued to capital trusts, operating leases for premises and equipment, as well as capital expenditures for new premises and equipment.

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2010 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Time certificates	$ 2,987,327	$ 2,074,969	$ 645,162	$ 142,911	$ 124,285
Long-term borrowings	285,073	41,609	48,656	803	194,005
Junior subordinated notes issued to capital trusts(1)	158,571	-	-	-	158,571
Operating leases	42,870	5,443	8,830	6,758	21,839
Capital expenditures	3,060	3,060	-	-	-
Total	$ 3,476,901	$ 2,125,081	$ 702,648	$ 150,472	$ 498,700

Commitments to extend credit and letters of credit	$ 1,440,260

(1)	Call dates are set forth in Note 13 to the audited consolidated financial statements under Item 8. Financial Statements and Supplementary Data.

10K Index

Capital Resources

MB Financial Bank is subject to the risk based capital regulations administered by the banking regulatory agencies.  The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%.  Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which, if undertaken, could have a direct material effect on the bank’s financial statements.  As of December 31, 2010, the most recent notification from the federal banking regulators categorized MB Financial Bank as well capitalized.

A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level.  There are no conditions or events since that notification that management believes have changed our subsidiary bank’s capital classification.  On a consolidated basis, we must maintain a minimum ratio of Tier 1 capital to total assets of 4.00%, a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% and a minimum ratio of total-capital to risk-weighted assets of 8.00%.  See “Item 1. Business – Supervision and Regulation – Capital Adequacy" and "Prompt Corrective Action."  In addition, our internal policy requires us, on a consolidated basis, to maintain these ratios at or above 8%, 9% and 12%, respectively.

As of December 31, 2010, MB Financial Bank was "well capitalized" under the capital adequacy requirements to which it is subject.  The following table sets forth the actual and required regulatory capital amounts and ratios for MB Financial Bank and at the consolidated level as of December 31, 2010 (dollars in thousands):

					Required
					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Consolidated	$ 1,202,205	17.75%	$ 541,821	8.00%	N/A	N/A
MB Financial Bank	1,048,200	15.63%	536,587	8.00%	$ 670,734	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$ 1,066,538	15.75%	$ 270,910	4.00%	N/A	N/A
MB Financial Bank	913,020	13.61%	268,294	4.00%	$ 402,441	6.00%

Tier 1 capital (to average assets):
Consolidated	$ 1,066,538	10.66%	$ 400,218	4.00%	N/A	N/A
MB Financial Bank	913,020	9.19%	397,363	4.00%	$ 496,704	5.00%
N/A – not applicable

We established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The trust preferred securities are included in our consolidated Tier 1 Capital and Total Capital at December 31, 2010.  Also included in our consolidated Tier 1 Capital and Total Capital at December 31, 2010 is the Series A Preferred Stock we issued to the U.S. Department of the Treasury pursuant to the TARP Capital Purchase Program.

As of December 31, 2010, we had approximately $3.1 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches and purchase of certain properties.  We expect to pay the outstanding commitments as of December 31, 2010 through the normal cash flows of our business operations.

10K Index

Statement of Cash Flows

Operating Activities.  Cash flows from continuing operating activities primarily include net income (loss), adjusted for items in net income (loss) that did not impact cash.  Net cash provided by continuing operating activities increased by $246.4 million to $323.4 million for the year ended December 31, 2010 from $77.0 million for the year ended December 31, 2009.  The increase was due to an increase  in net income and receipt of tax refunds.

Net cash provided by continuing operating activities decreased by $70.2 million to $77.0 million for the year ended December 31, 2009 from $147.2 million for the year ended December 31, 2008.  The decrease was primarily due to a decrease in net income.

Investing Activities.  Cash used in continuing investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the year ended December 31, 2010, the Company had net cash flows provided by continuing investing activities of $1.4 billion compared to net cash flows provided by continuing investing activities of $4.9 billion for the year ended December 31, 2009.  The decrease was primarily due to significant cash balances received from the FDIC in the Corus FDIC-assisted transaction in the year ended December 31, 2009.

For the year ended December 31, 2009, the Company had net cash flows provided by continuing investing activities of $4.9 billion, compared to net cash flows used in continuing investing activities of $887.8 million for the year ended December 31, 2008.  The change in cash flows from investing activities was primarily due to cash proceeds received in FDIC-assisted transactions during the year ended December 31, 2009.  Additionally, our organic loan growth slowed, primarily due to the current economic environment.

Financing Activities.  Cash flows from continuing financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the year ended December 31, 2010, the Company had net cash flows used in continuing financing activities of $1.3 billion compared to net cash flows used in continuing financing activities of $4.9 billion for the year ended December 31, 2009.  The change in cash flows from financing activities was primarily due to a planned reduction in deposits related to our FDIC-assisted transactions during the year ended December 31, 2009.

For the year ended December 31, 2009, the Company had net cash flows used in continuing financing activities of $4.9 billion, compared to net cash flows provided by continuing financing activities of $931.5 million for the year ended December 31, 2008.  The change in cash flows from financing activities was primarily the result of a planned reduction in deposits related to our FDIC-assisted transactions.  Shortly after the Corus transaction closing on September 11, 2009, we issued checks to almost all out-of-market Corus certificate of deposit holders of approximately $2.4 billion for the redemption of these deposits.  Interest rates on some in-market Corus certificates of deposits were reduced shortly after the transaction closing, resulting in additional run-off of certificates of deposit.  Additionally, interest rates on out-of-market Corus money market accounts were reduced to 5 basis points in September 2009.  The net decrease in deposits was partially offset by the issuance of common stock during the year, which generated cash flows of $206.4 million.

10K Index

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

10K Index

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2010 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2010 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10% and 5%, respectively, in the first three months, 14%, 26%, and 15%, respectively, in the next nine months, 56%, 58% and 57%, respectively, from one year to five years, and 26%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total

Interest Earning Assets:
Interest bearing deposits with banks	$ 735,488	$ 187	$ 1,758	$ -	$ 737,433
Investment securities available for sale	216,694	282,172	996,643	182,420	1,677,929
Loans	2,961,148	1,198,896	2,310,582	147,185	6,617,811
Total interest earning assets	$ 3,913,330	$ 1,481,255	$ 3,308,983	$ 329,605	$ 9,033,173

Interest Bearing Liabilities:
NOW and money market deposit accounts	$ 222,937	$ 624,044	$ 1,589,568	$ 339,632	$ 2,776,181
Savings deposits	35,863	107,661	399,187	155,140	697,851
Time deposits	665,052	1,409,917	813,275	99,083	2,987,327
Short-term borrowings	27,943	79,108	145,729	16,064	268,844
Long-term borrowings	102,366	30,003	149,718	2,986	285,073
Junior subordinated notes issued to capital trusts	152,065	-	-	6,506	158,571
Total interest bearing liabilities	$ 1,206,226	$ 2,250,733	$ 3,097,477	$ 619,411	$ 7,173,847

Rate sensitive assets (RSA)	$ 3,913,330	$ 5,394,585	$ 8,703,568	$ 9,033,173	$ 9,033,173
Rate sensitive liabilities (RSL)	$ 1,206,226	$ 3,456,959	$ 6,554,436	$ 7,173,847	$ 7,173,847
Cumulative GAP (GAP=RSA-RSL)	$ 2,707,104	$ 1,937,626	$ 2,149,132	$ 1,859,326	$ 1,859,326

RSA/Total assets	37.92%	52.27%	84.33%	87.53%	87.53%
RSL/Total assets	11.69%	33.50%	63.51%	69.51%	69.51%
GAP/Total assets	26.23%	18.77%	20.82%	18.02%	18.02%
GAP/RSA	69.18%	35.92%	24.69%	20.58%	20.58%

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

10K Index

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Change in Net Interest Income Over One Year Horizon
Changes in	At December 31, 2010		At December 31, 2009
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+2.00%	$ 1,607	0.50%	$ 8,856	2.60%
+1.00%	473	0.10%	6,425	1.89%

In the interest rate sensitivity table above, changes in net interest income between December 31, 2010 and December 31, 2009 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to certificates of deposit in a rising rate environment.

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

10K Index

Item 8.  Financial Statements and Supplementary Data

MB FINANCIAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009, and 2008

INDEX

Page
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.................................................................................................................................................................	69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING............................................................................	70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS......................................................................................	71

FINANCIAL STATEMENTS

Consolidated Balance Sheets...	72

Consolidated Statements of Operations...	73

Consolidated Statements of Changes in Stockholders' Equity........................................................................................................................................................................................	75

Consolidated Statements of Cash Flows...	77

Notes to Consolidated Financial Statements...	79

10K Index

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control–Integrated Framework.

On April 23, 2010, MB Financial Bank, N.A. (MB Financial Bank), a wholly owned subsidiary of the Company, completed transactions pursuant to purchase and assumption agreements with the FDIC to assume all of the deposits and acquire certain assets of Broadway Bank and New Century Bank (“Combined Banks”), which were closed and put into FDIC receivership on the same day as the acquisitions.  As permitted by the Securities and Exchange Commission, management elected to exclude Broadway Bank and New Century Bank from management’s assessment of the effectiveness of the Company’s internal control over financial reporting.  As of December 31, 2010, the Combined Banks had total loans of $688 million, or 10% of the Company’s total consolidated loans and $240 million, or 3% of the Company’s total deposits.  Our audit of the internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Combined Banks.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Mitchell Feiger	/s/ Jill E. York
Mitchell Feiger	Jill E. York
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

February 8, 2011

10K Index

Part II - Item 8 Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
MB Financial, Inc.

We have audited MB Financial, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As described in Management’s Report on Internal Control Over Financial Reporting, on April 23, 2010, MB Financial Bank, N.A. (MB Financial Bank), a wholly owned subsidiary of the Company, completed transactions pursuant to purchase and assumption agreements with the FDIC to assume all of the deposits and acquire certain assets of Broadway Bank and New Century Bank (“Combined Banks”), which were closed and put into FDIC receivership on the same day as the acquisitions.  As permitted by the Securities and Exchange Commission, management elected to exclude Broadway Bank and New Century Bank from management’s assessment of the effectiveness of the Company’s internal control over financial reporting.  As of December 31, 2010, the Combined Banks had total loans of $688 million, or 10% of the Company’s total consolidated loans and $240 million, or 3% of the Company’s total deposits.  Our audit of the internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Combined Banks.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of MB Financial, Inc. and our report dated February 8, 2011 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
February 8, 2011

10K Index

Part II - Item 8 Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
MB Financial, Inc.

We have audited the consolidated balance sheets of MB Financial, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MB Financial, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MB Financial Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 8, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Schaumburg, Illinois
February 8, 2011

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
 (Amounts in thousands, except common share data)

	December 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$ 106,726	$ 136,763
Interest bearing deposits with banks	737,433	265,257
Total cash and cash equivalents	844,159	402,020
Investment securities:
Securities available for sale, at fair value	1,597,743	2,843,233
Non-marketable securities - FHLB and FRB stock	80,186	70,361
Total investment securities	1,677,929	2,913,594

Loans:
Total loans, excluding covered loans	5,805,481	6,350,951
Covered loans	812,330	173,596
Total loans	6,617,811	6,524,547
Less: Allowance for loan loss	192,217	177,072
Net loans	6,425,594	6,347,475
Lease investment, net	126,906	144,966
Premises and equipment, net	210,886	179,641
Cash surrender value of life insurance	125,046	121,946
Goodwill, net	387,069	387,069
Other intangibles, net	35,159	37,708
Other real estate owned, net	71,476	36,711
Other real estate owned related to FDIC transactions	44,745	18,759
FDIC indemnification asset	215,460	42,212
Other assets	155,935	233,292
Total assets	$ 10,320,364	$ 10,865,393
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$ 1,691,599	$ 1,552,185
Interest bearing	6,461,359	7,131,091
Total deposits	8,152,958	8,683,276
Short-term borrowings	268,844	323,917
Long-term borrowings	285,073	331,349
Junior subordinated notes issued to capital trusts	158,571	158,677
Accrued expenses and other liabilities	110,132	116,994
Total liabilities	8,975,578	9,614,213
STOCKHOLDERS' EQUITY
Preferred stock, ($0.01 par value, authorized 1,000,000 shares at December 31,
2010 and December 31, 2009; series A, 5% cumulative perpetual, 196,000 shares issued and outstanding at December 31, 2010 and December 31, 2009,
$1,000 liquidation value)	194,104	193,522
Common stock, ($0.01 par value; authorized 70,000,000 shares at December 31,
2010 and December 31, 2009; issued 54,576,043 shares at December 31,
2010 and 51,109,944 at December 31, 2009)	546	511
Additional paid-in capital	725,400	656,595
Retained earnings	402,810	395,170
Accumulated other comprehensive income	22,233	5,546
Less: 145,449 and 133,903 shares of Treasury stock, at cost, at
December 31, 2010 and December 31, 2009, respectively	(2,828)	(2,715)
Controlling interest stockholders' equity	1,342,265	1,248,629
Noncontrolling interest	2,521	2,551
Total stockholders' equity	1,344,786	1,251,180
Total liabilities and stockholders' equity	$ 10,320,364	$ 10,865,393

See Accompanying Notes to Consolidated Financial Statements.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009, and 2008
(Amounts in thousands, except share and per share data)
	2010	2009	2008
Interest income:
Loans	$ 364,484	$ 331,270	$ 357,075
Investment securities available for sale:
Taxable	50,541	45,777	40,468
Nontaxable	13,585	14,754	15,502
Federal funds sold	2	-	276
Other interest bearing accounts	1,028	1,737	467
Total interest income	429,640	393,538	413,788
Interest expense:
Deposits	75,850	121,614	151,370
Short-term borrowings	1,145	5,166	17,590
Long-term borrowings and junior subordinated notes	12,873	16,206	23,940
Total interest expense	89,868	142,986	192,900
Net interest income	339,772	250,552	220,888
Provision for loan losses	246,200	231,800	125,721
Net interest income after provision for loan losses	93,572	18,752	95,167
Other income:
Loan service fees	6,517	6,913	9,180
Deposit service fees	38,934	30,600	28,225
Lease financing, net	21,853	18,528	16,973
Brokerage fees	5,012	4,606	4,317
Asset management and trust fees	15,037	12,593	11,869
Net gain on sale of securities available for sale	18,648	14,029	1,130
Increase in cash surrender value of life insurance	3,516	2,459	5,299
Net gain (loss) on sale of assets	630	(13)	(1,104)
Acquisition related gains	62,649	28,547	-
Accretion of indemnification asset	9,678	-	-
Other operating income	3,282	8,892	4,504
Total other income	185,756	127,154	80,393
Other expenses:
Salaries and employee benefits	144,349	120,654	108,835
Occupancy and equipment expense	34,845	31,521	28,872
Computer services expense	10,949	10,011	7,392
Advertising and marketing expense	6,465	4,185	5,089
Professional and legal expense	5,803	4,680	3,110
Brokerage fee expense	1,926	1,999	1,929
Telecommunication expense	3,666	3,433	2,818
Other intangibles amortization expense	6,214	4,491	3,554
FDIC insurance premiums	15,600	16,762	1,877
Impairment charges	-	4,000	-
Other real estate expense, net	2,694	871	388
Other operating expenses	26,265	21,143	19,526
Total other expenses	258,776	223,750	183,390
Income (loss) before income taxes and discontinued operations	20,552	(77,844)	(7,830)
Income taxes	24	(45,265)	(23,555)
Income (loss) from continuing operations	20,528	(32,579)	15,725
Income from discontinued operations, net of tax	-	6,453	439
Net income (loss)	$ 20,528	$ (26,126)	$ 16,164
Dividends and discount accretion on preferred shares	10,382	10,298	789
Net income (loss) available to common stockholders	$ 10,146	$ (36,424)	$ 15,375

 See Accompanying Notes to Consolidated Financial Statements.

10K Index

Part II - Item 8 Index

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009, and 2008
(Amounts in thousands, except share and per share data)
	2010	2009	2008
Common share data:
Basic earnings (loss) per common share from continuing operations	$ 0.39	$ (0.81)	$ 0.45
Basic earnings per common share from discontinued operations	-	0.16	0.01
Impact of preferred stock dividends on basic earnings (loss) per common share	(0.20)	(0.26)	(0.02)
Basis earnings (loss) per common share	0.19	(0.91)	0.44
Diluted earnings (loss) per common share from continuing operations	0.39	(0.81)	0.45
Diluted earnings per common share from discontinued operations	-	0.16	0.01
Impact of preferred stock dividends on diluted earnings (loss) per common share	(0.20)	(0.26)	(0.02)
Diluted earnings (loss) per common share	0.19	(0.91)	0.44

Weighted average common shares outstanding	52,724,715	40,042,655	34,706,092
Diluted weighted average common shares outstanding	53,035,047	40,042,655	35,061,712

See Accompanying Notes to Consolidated Financial Statements.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2010, 2009, and 2008
(Amounts in thousands, except share and per share data)
						Accumulated
						Other
				Additional		Comprehensive			Total Stock-
	Comprehensive	Preferred	Common	Paid-in	Retained	Income (Loss),	Treasury	Noncontrolling	holders'
	Income (loss)	Stock	Stock	Capital	Earnings	Net of Tax	Stock	Interest	Equity
Balance at December 31, 2007		$ -	$ 374	$ 441,201	$ 505,260	$ 7,597	$ (92,063)	$ -	$ 862,369
Net income	$ 16,164				16,164			129	16,293
Unrealized holding gains on investment securities,
net of tax expense of $5,410	10,048
Reclassification adjustments for gains included in
net income, net of tax expense of ($395)	(735)
Other comprehensive income, net of tax	9,313					9,313			9,313
Comprehensive income	$ 25,477
Noncontrolling interest of acquiree								2,500	2,500
Issuance of 126,078 shares of restricted stock, net of
forfeitures and amortization			1	2,227					2,228
Purchase of 51,274 shares of treasury stock							(1,349)		(1,349)
Reissuance of 13,098 shares of treasury stock for
employee stock awards				(465)			465		-
Issuance of 15,867 shares for employee stock awards									-
Paid-in capital – stock options				651					651
Stock options exercised - reissuance of 230,877
shares of treasury stock				(3,590)			8,175		4,585
Excess tax benefits from stock-based payment
arrangements				2,032					2,032
Issuance of preferred stock		192,944							192,944
Issuance of stock warrant				3,056					3,056
Dividends on preferred shares		81			(789)				(708)
Restricted stock unit dividends				40	(40)				-
Cash dividends declared ($0.72 per share)					(25,090)				(25,090)
Purchase of 19,271 shares held in trust for
deferred compensation plan				540			(540)		-
Balance at December 31, 2008		$ 193,025	$ 375	$ 445,692	$ 495,505	$ 16,910	$ (85,312)	$ 2,629	$ 1,068,824
Net loss	$ (26,126)				(26,126)			166	(25,960)
Unrealized holding losses on investment securities,
net of tax benefit of $1,301	(4,195)
Reclassification adjustments for gains included in
net income, net of tax expense of ($6,860)	(7,169)
Other comprehensive loss, net of tax	(11,364)					(11,364)			(11,364)
Comprehensive loss	$ (37,490)
Reissuance of 328,070 shares of treasury stock, for
restricted stock awards, net of forfeitures and amortization				2,684	(10,660)		10,660		2,684
Issuance of 21,305 shares of common stock for restricted
stock awards			-	-					-
Restricted stock vested - tax effect from change in
market value				(403)					(403)
Purchase of 9,099 shares of treasury stock							(130)		(130)
Reissuance of 4,985 shares of treasury stock for
employee stock awards				(55)	(107)		162		-
Paid-in capital – stock options				2,426					2,426
Stock options exercised - reissuance of 46,349
shares of treasury stock				96	(835)		1,173		434
Tax effect of expired non-qualified stock options				(207)					(207)
Excess tax benefits from stock-based payment
arrangements				28					28
Issuance of 13,545,671 shares of common stock,
net of issuance costs			136	206,245					206,381
Reissuance of 2,120,761 shares of treasury stock for									-
Dividend Reinvestment and Stock Purchase Plan					(46,851)		70,812		23,961
Dividends and discount accretion on preferred shares		497			(10,298)				(9,801)
Restricted stock unit dividends				9	(9)				-
Cash dividends declared ($0.15 per share)					(5,449)				(5,449)
Distributions to noncontrolling interest								(244)	(244)
Purchase of 12,826 shares held in trust for
deferred compensation plan				80			(80)		-
Balance at December 31, 2009		$ 193,522	$ 511	$ 656,595	$ 395,170	$ 5,546	$ (2,715)	$ 2,551	$ 1,251,180

(Continued)

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2010, 2009, and 2008
(Amounts in thousands, except share and per share data)
						Accumulated
						Other
				Additional		Comprehensive			Total Stock-
	Comprehensive	Preferred	Common	Paid-in	Retained	Income (Loss),	Treasury	Noncontrolling	holders'
	Income (loss)	Stock	Stock	Capital	Earnings	Net of Tax	Stock	Interest	Equity
Balance at December 31, 2009		$ 193,522	$ 511	$ 656,595	$ 395,170	$ 5,546	$ (2,715)	$ 2,551	$ 1,251,180
Net income	$ 20,528				20,528			220	20,748
Unrealized holding gains on investment securities,
net of tax expense of $17,941	28,062
Reclassification adjustments for gains included in
net income, net of tax income of ($7,273)	(11,375)
Other comprehensive income, net of tax	16,687					16,687			16,687
Comprehensive income	$ 37,215
Issuance of 155,540 shares of common stock for restricted
stock awards and amortization			2	2,947					2,949
Issuance of 19,917 shares of common stock for restricted
salary stock awards and amortization				370					370
Restricted stock vested - tax effect from change in
market value				(348)					(348)
Purchase of 21,886 shares of treasury stock							(406)		(406)
Reissuance of 20,585 shares of treasury stock for
employee stock awards					(382)		382		-
Paid-in capital – stock options				1,870					1,870
Stock options exercised - issuance of 46,930 shares				381					381
Tax effect of expired non-qualified stock options				(1,421)					(1,421)
Excess tax benefits from stock-based payment
arrangements				203					203
Issuance of 3,243,712 shares of common stock,
net of issuance costs			33	64,714					64,747
Dividends and discount accretion on preferred shares		582			(10,382)				(9,800)
Cash dividends declared ($0.04 per share)					(2,124)				(2,124)
Distributions to noncontrolling interest								(250)	(250)
Purchase of 10,245 shares held in trust for
deferred compensation plan				89			(89)		-
Balance at December 31, 2010		$ 194,104	$ 546	$ 725,400	$ 402,810	$ 22,233	$ (2,828)	$ 2,521	$ 1,344,786

See Accompanying Notes to Consolidated Financial Statements.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009, and 2008
(Amounts in Thousands)
	2010	2009	2008
Cash Flows From Operating Activities
Net income (loss)	$ 20,528	$ (26,126)	$ 16,164
Net income from discontinued operations	-	(6,453)	(439)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation on premises and equipment	11,513	11,776	11,743
Depreciation on leased equipment	43,130	38,267	31,995
Impairment charges on branch facilities	-	4,000	-
Amortization of restricted stock awards	3,319	2,684	2,228
Compensation expense for stock option grants	1,870	2,454	651
(Gain) loss on sales of premises and equipment and leased equipment	(1,162)	382	382
Amortization of other intangibles	6,214	4,491	3,554
Provision for loan losses	246,200	231,800	125,721
Deferred income tax (benefit) expense	(6,423)	5,525	(22,574)
Amortization of premiums and discounts on investment securities, net	30,073	13,839	3,519
Accretion of premiums and discounts on loans, net	(1,530)	(1,362)	(2,732)
Accretion on FDIC indemnification asset	(9,678)	-	-
Net (gain) loss on sale of investment securities available for sale	(18,648)	(14,029)	(1,130)
Proceeds from sale of loans held for sale	59,093	109,560	44,108
Origination of loans held for sale	(58,228)	(108,434)	(43,586)
Net gain on sale of loans held for sale	(865)	(1,126)	(522)
Net gains on acquisitions	(62,649)	(28,547)	-
Net loss (gain) on sales of other real estate owned	725	(15)	(455)
Fair value adjustments on other real estate owned	7,786	535	-
Net loss (gain) on sales of other real estate owned related to FDIC-assisted transactions	773	(91)	-
Increase in cash surrender value of life insurance	(3,100)	(2,420)	(2,836)
Decrease (increase) in other assets,net	87,722	(129,191)	(36,029)
(Decrease) increase in other liabilities, net	(33,248)	(30,522)	17,475
Net cash provided by continuing operating activities	323,415	76,997	147,237

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	1,261,412	2,178,910	14,806
Proceeds from maturities and calls of investment securities available for sale	429,006	389,775	351,420
Purchase of investment securities available for sale	(410,888)	(2,167,106)	(513,396)
Net decrease (increase) in loans	317,705	(174,237)	(657,026)
Purchases of premises and equipment	(46,100)	(9,471)	(15,440)
Purchases of leased equipment	(29,483)	(59,436)	(61,050)
Proceeds from sales of premises and equipment	3,806	507	129
Proceeds from sales of leased equipment	6,792	3,345	3,164
Proceeds from sale of other real estate owned	84,855	10,537	-
Principal paid on lease investments	(1,438)	(119)	(1,099)
Net cash (paid) proceeds received in FDIC-assisted transactions	(414,015)	4,673,246	-
Net proceeds from FDIC indemnification asset	179,724	30,418	-
Cash paid, net of cash and cash equivalents in acquisitions	-	-	(9,333)
Net cash provided by (used in) continuing investing activities	1,381,376	4,876,369	(887,825)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(1,214,318)	(4,804,275)	981,788
Net decrease in short-term borrowings	(55,073)	(172,000)	(489,102)
Proceeds from long-term borrowings	4,236	4,962	285,384
Principal paid on long-term borrowings	(50,512)	(145,078)	(22,783)
Issuance of common stock, net of issuance costs	64,747	206,381	-
Issuance of preferred stock	-	-	192,944
Issuance of common stock warrant	-	-	3,056
Treasury stock transactions, net	(406)	23,961	(1,348)
Stock options exercised	381	1,269	4,585
Excess tax benefits from share-based payment arrangements	203	28	2,032
Dividends paid on preferred stock	(9,800)	(9,256)	-
Dividends paid on common stock	(2,110)	(5,449)	(25,090)
Net cash (used in) provided by continuing financing activities	(1,262,652)	(4,899,457)	931,466

Net increase in cash and cash equivalents from continuing operations	$ 442,139	$ 53,909	$ 190,878

Cash Flows From Discontinued Operations
Net cash provided by operating activities of discontinued operations	-	6,453	439
Net cash used in investing activities of discontinued operations	-	-	-
Net cash provided by financing activities of discontinued operations	-	-	-
Net cash provided by discontinued operations	-	6,453	439

Net increase in cash and cash equivalents	$ 442,139	$ 60,362	$ 191,317

Cash and cash equivalents:
Beginning of year	402,020	341,658	150,341
End of year	$ 844,159	$ 402,020	$ 341,658

(continued)

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2010, 2009, and 2008
(Amounts in Thousands)
	2010	2009	2008

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$ 95,190	$ 152,624	$ 190,266
Net income tax (refunds) payments	(27,289)	(12,456)	12,767

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$ 110,043	$ 46,992	$ 6,327
Loans transferred to repossessed vehicles	1,559	1,944	1,519
Loans securitized transferred to investment securities available for sale	-	-	50,914

Supplemental Schedule of Noncash Investing Activities From Acquisitions:

Noncash assets acquired:
Investment securities available for sale	$ 27,840	$ 1,931,646	$ -
Loans, net of discount	750,537	319,114	-
Other real estate owned, net of discount	44,847	15,936	-
Premises and equipment	243	34	72
Goodwill	-	-	8,022
Other intangibles	3,665	16,422	3,978
FDIC indemnification asset	337,534	72,630	-
Other assets	9,796	13,186	828
Total noncash assets acquired:	$ 1,174,462	$ 2,368,968	$ 12,900

Liabilities assumed:
Deposits	$ 684,000	$ 6,991,980	$ -
Short-term borrowings	-	7,298	-
Accrued expenses and other liabilities	13,798	14,389	1,067
Total liabilities assumed:	$ 697,798	$ 7,013,667	$ 1,067
Net noncash assets acquired (liabilities assumed):	$ 476,664	$ (4,644,699)	$ 11,833

Net cash and cash equivalents (paid) acquired	$ (414,015)	$ 4,673,246	$ 667

Noncontrolling interest	$ -	$ -	$ 2,500

Net gains recorded on acquisitions	$ 62,649	$ 28,547	$ -

See Accompanying Notes to Consolidated Financial Statements.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                      Significant Accounting Policies

MB Financial, Inc. (the Company, we, us, our) is a financial holding company providing a full range of financial services to individuals and corporate customers through its banking subsidiary, MB Financial Bank, N.A.

The Company’s primary market is the Chicago, Illinois metropolitan area, in which the Company operates approximately 90 banking offices through MB Financial Bank, N.A., including one banking office in Philadelphia, Pennsylvania.

MB Financial Bank N.A., our largest subsidiary, has two wholly owned subsidiaries with significant operating activities: LaSalle Systems Leasing, Inc. and Vision Investment Services, Inc.  MB Financial Bank also has a majority owned subsidiary with significant operating activities, Cedar Hill Associates, LLC.

MBRE Holdings LLC, a Delaware limited liability company, was established in August 2002 as the holding company of MB Real Estate Holdings LLC, which is also a Delaware limited liability company and was a subsidiary of the MB Financial Bank N.A.  MB Real Estate Holdings LLC and MBRE Holdings LLC were established as part of an initiative to enhance our earnings by providing alternative methods of raising capital and funding.   On December 31, 2010, MBRE Holdings LLC and its subsidiary MB Real Estate Holdings LLC, were dissolved and its assets absorbed by MB Financial Bank.

Basis of Financial Statement Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany items and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry.  In accordance with applicable accounting standards, the Company does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities.  See Note 13 below for more detail.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year.  Actual results could differ from those estimates.  Areas involving the use of management's estimates and assumptions, which are more susceptible to change in the near term include the allowance for loan losses; residual value of direct finance, leveraged, and operating leases; income tax accounting; fair value measurements for assets and liabilities; and goodwill.

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

On August 10, 2009, the Company sold its merchant card processing business.  This divestiture is accounted for in the accompanying financial statements as discontinued operations.  Please see Note 3 below for more detail.

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

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Federal Home Loan Bank and Federal Reserve Bank stock: The Company owns investments in the stock of the Federal Reserve Bank of Chicago (“FRB”) and the Federal Home Loan Bank of Chicago (“FHLBC”). No ready market exists for these stocks, and they have no quoted market values. FRB stock is redeemable at par; therefore, market value equals cost. The Bank, as a member of the FHLBC, is required to maintain an investment in the capital stock of the FHLBC. The stock is redeemable at par by the FHLBC, and is therefore, carried at cost and periodically evaluated for impairment.  The Company records dividends in income on the ex-dividend date.

Loans held for sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Gains and losses recognized on mortgage loans held for sale include the value of the mortgage servicing rights if the loan is sold with servicing retained by the Company.  Mortgage servicing rights are stratified based on the predominant risk characteristics of rates, terms, and the underlying loan types to measure its fair value.  The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.  There were no loans held for sale.

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

For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, the borrower's financial condition is such that collection of interest is doubtful.  Impaired loans also include loans that have been renegotiated in a troubled debt restructuring.  Cash collections on impaired loans are generally credited to the loan balance, and no interest income is recognized on those loans until the principal balance has been determined to be collectible.  Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans include nonaccrual loans and loans classified as a troubled debt restructuring. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are charged against the allowance for loan losses.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled debt restructurings:  A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses.  A loan that is modified at a market rate of interest may no longer be classified as troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.  Performance prior to the restructuring is considered when assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of the restructuring or after a shorter performance period.

Allowance for loan and lease losses:  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectability of loans and prior loss and recovery experience.  The allowance for loan losses is based on management’s evaluation of the loan portfolio giving consideration to the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and prevailing economic conditions that may affect the borrower's ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review MB Financial Bank’s allowance for loan losses, and may require it to recognize adjustments to its allowance based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses is comprised of three elements: a general loss reserve; a specific reserve for impaired loans; and a reserve for smaller-balance homogenous loans.  Each element is discussed below.

General Loss Reserve - The Company maintains a general loan loss reserve for the four categories of commercial-related loans in the portfolio - commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans.  The Company uses a loan loss reserve model that incorporates the migration of loan risk rating and historical default data over a multi-year period.  Under the loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine by the originating loan officer, credit management, loan review or loan committee.  Loans rated one represent those loans least likely to default and a loan rated nine represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  Estimated loan default factors are multiplied by individual loan balances in each risk-rating category and again multiplied by an historical loss given default estimate for each loan type (which incorporates estimated recoveries) to determine an appropriate level of allowance by loan type.  This approach is applied to the commercial, lease, commercial real estate, and construction real estate components of the loan portfolio.

The general allowance for loan losses also includes estimated losses resulting from macroeconomic factors and adjustments to account for imprecision of the loan loss model.  Macroeconomic factors adjust the allowance for loan losses upward or downward based on the current point in the economic cycle and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, construction real estate and lease loan components.  To determine the macroeconomic factors, the Company uses specific economic data that has a statistical correlation with loan losses.  The Company annually reviews this data to determine that such a correlation continues to exist.  Additionally, since the macroeconomic factors are only updated annually, the Company periodically reviews the factors in order to conclude they are adequate based on current economic conditions.

Model imprecision accounts for the possibility that having limited loan loss historical data may result in inaccurate estimated default and loss given default factors.  Factors for imprecision modify estimated default factors calculated by the migration analysis and are based on the standard deviation of each estimated default factor.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Specific Reserves - The allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

At each quarter-end, impaired loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing each loan.  Generally, the Company obtains a current external appraisal (within 12 months) on real estate related impaired loans.  Other valuation techniques are used as well, including internal valuations, comparable property analyses and contractual sales information.  For appraisals that are more than six months old, the Company may further discount appraisal values.  This discount is based on our evaluation of market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.  As of December 31, 2010, almost all appraisals were completed within the previous 12 months.

Smaller Balance Homogenous Loans - Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one-year time horizon.

Loans acquired through transfer: Loans acquired through the completion of a transfer, including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination.  Loans where there is evidence of deterioration of credit quality since origination may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics.  The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized immediately as impairment. If the Company does not have the information necessary to reasonably estimate cash flows to be expected, it may use the cost recovery method or cash basis method of income recognition.  Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

For purchased loans acquired on or after January 1, 2009 that are not deemed impaired at acquisition, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value. Loans may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics.  Subsequent to the purchase date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Company records a provision for loan losses only when the required allowance, net of any expected reimbursement under any loss-share agreements with the FDIC, exceeds any remaining credit discounts. The remaining differences between the purchase price and the unpaid principal balance at the date of acquisition are recorded in interest income over the life of the loans.

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

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other real estate owned (OREO): OREO includes real estate assets that have been received in satisfaction of debt.  OREO is initially recorded and subsequently carried at the lower of cost or fair value less estimated selling costs.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequently, unrealized losses and realized gains and losses on sale are included in other noninterest income.  Operating results from OREO are recorded separately on the income statement.

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

Other intangibles: The Company’s other intangible assets consist of core deposit and customer intangibles obtained through acquisitions.  Core deposit intangibles (the portion of an acquisition purchase price which represents value assigned to the existing deposit base) have finite lives and are amortized by the declining balance method over four to fifteen years.  Other intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

FDIC indemnification asset: As part of the Heritage, Benchmark, Broadway, and New Century transactions (see Note 2 below for further information regarding these transactions), the Company entered into loss-share agreements with the FDIC. These agreements cover realized losses on loans and foreclosed real estate. These loss-share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss-share percentages.  The loss-share assets are also separately measured from the related loans and foreclosed real estate and recorded separately on the balance sheet.  The corresponding accretion is recorded separately on the income statement.  Although these assets are contractual receivables from the FDIC, there are no contractual interest rates.

Preferred stock: Preferred stock callable at the option of the Company is initially recorded at the amount of proceeds received.  Any discount from the liquidation value is accreted to the expected call date and charged to retained earnings.  This accretion is recorded using the level-yield method.  Preferred dividends paid (declared and accrued) and any accretion is deducted from net income for computing income available to common stockholders and earnings per share computations.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
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

Sale of maintenance contracts: LaSalle Business Solutions (LBS) sells third party maintenance contracts to customers.  The maintenance is serviced by third party providers, with LBS maintaining no legal obligation under the contract to perform additional services.  Revenues are recorded net of cost of sales, as LBS is viewed as an agent under ASC Topic 605, accepting minimal credit risk, maintaining no obligation to perform maintenance under the contracts and having no control over selection of the maintenance supplier.

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

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share (amounts in thousands, except common share data).

	Years Ended
	December 31,
	2010	2009	2008
Distributed earnings allocated to common stock	$ 2,118	$ 5,419	$ 24,953
Undistributed earnings (loss) allocated to common stock	18,352	(37,832)	(9,314)
Net earnings (loss) from continuing operations allocated to common stock	20,470	(32,413)	15,639
Net earnings from discontinued operations allocated to common stock	-	6,453	439
Less: Preferred stock dividends and discount accretion	10,382	10,298	789
Net earnings (loss) allocated to common stock	10,088	(36,258)	15,289
Net earnings (loss) allocated to participating securities	58	(166)	86
Net income (loss) allocated to common stock and participating securities	$ 10,146	$ (36,424)	$ 15,375

Weighted average shares outstanding for basic earnings per common share	52,724,715	40,042,655	34,706,092
Dilutive effect of stock-based compensation	310,332	-	355,620
Weighted average shares outstanding for diluted earnings per common share	53,035,047	40,042,655	35,061,712

Basic earnings (loss) per common share from continuing operations	$ 0.39	$ (0.81)	$ 0.45
Basic earnings per common share from discontinued operations	$ -	$ 0.16	$ 0.01
Impact of preferred stock dividends on basic earnings (loss) per common share	$ (0.20)	$ (0.26)	$ (0.02)
Basic earnings (loss) per common share	$ 0.19	$ (0.91)	$ 0.44

Diluted earnings (loss) per common share from continuing operations	$ 0.39	$ (0.81)	$ 0.45
Diluted earnings per common share from discontinued operations	$ -	$ 0.16	$ 0.01
Impact of preferred stock dividends on diluted earnings (loss) per common share	$ (0.20)	$ (0.26)	$ (0.02)
Diluted earnings (loss) per common share	$ 0.19	$ (0.91)	$ 0.44

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

New authoritative accounting guidance:
ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009, and did not have a significant impact on the Company’s financial statements.   Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 810 on January 1, 2010.  Adoption of the new guidance did not have a significant impact on the Company’s financial statements.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 860 on January 1, 2010.  Adoption of the new guidance did not have a significant impact on the Company’s financial statements.

ASC Topic 310 “Receivables.”  New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance.  The Company adopted the period end disclosures provisions of the new authoritative guidance under ASC Topic 310 in the reporting period ending December 31, 2010.  Adoption of the new guidance did not have an impact on the Company’s statements of income and financial condition.  The disclosures about activity that occurs will be effective for reporting periods after January 1, 2011, and will have no impact on the Company’s statements of income and financial condition.

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

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2009, MB Financial Bank acquired certain assets and assumed certain liabilities of Glenwood, Illinois-based Heritage Community Bank (Heritage), Oak Forest, Illinois-based InBank, Chicago, Illinois-based Corus Bank, N.A. (Corus), and Aurora, Illinois-based Benchmark Bank (Benchmark), in transactions facilitated by the Federal Deposit Insurance Corporation (FDIC).  For the Heritage and Benchmark transactions, MB Financial Bank entered into loss-share agreements with the FDIC.  Under the loss-share agreements, MB Financial Bank will share in the losses on assets (loans and other real estate owned) covered under the agreements (referred to as “covered loans” and “covered other real estate owned”).

On April 23, 2010, MB Financial Bank assumed certain deposits of Chicago-based Broadway Bank (“Broadway”) and acquired certain assets of Broadway in a loss-sharing transaction facilitated by the FDIC.  MB Financial Bank will share in the losses on assets (loans and other real estate owned) covered under the agreement (referred to as “covered loans” and “covered other real estate owned”).  The FDIC has agreed to reimburse MB Financial Bank for 80% of losses.  The loss-share agreement requires that MB Financial Bank follow certain servicing procedures and other conditions as specified in the agreement or risk losing FDIC reimbursement of covered loan losses.  The Company accounts for MB Financial Bank’s loss-share agreement with the FDIC as an indemnification asset.  The initial purchase accounting for this transaction resulted in a pre-tax gain of $51.0 million, based on preliminary estimates.  The pre-tax gain was subsequently adjusted upward to $61.3 million.

On April 23, 2010, MB Financial Bank assumed certain deposits of Chicago-based New Century Bank (“New Century”) and acquired certain assets of New Century in a loss-sharing transaction facilitated by the FDIC.  MB Financial Bank will share in the losses on assets (loans and other real estate owned) covered under the agreement (referred to as “covered loans” and “covered other real estate owned”).  The FDIC has agreed to reimburse MB Financial Bank for 80% of losses.  The loss-share agreement requires that MB Financial Bank follow certain servicing procedures and other conditions as specified in the agreement or risk losing FDIC reimbursement of covered loan losses.  The Company accounts for MB Financial Bank’s loss-share agreement with the FDIC as an indemnification asset.  The purchase accounting for this transaction resulted in a pre-tax gain of $1.3 million.

Our loss share agreements on the Benchmark, Broadway and New Century transactions include a clawback mechanism whereby if credit performance is better than certain pre-established thresholds, then a portion of the monetary benefit is shared with the FDIC.  Purchase accounting for all FDIC-assisted transactions is complete.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated fair values of the assets acquired and liabilities assumed in the Heritage, InBank, Corus, Benchmark, Broadway, and New Century transactions, as of the closing dates of those transactions were as follows (in thousands):

Assets Acquired and Liabilities Assumed
(Dollar Amounts in Thousands)

	Heritage	InBank	Corus	Benchmark	Broadway	New Century
	February 27,	September 4,	September 11,	December 4,	April 23,	April 23,
	2009	2009	2009	2009	2010	2010
ASSETS
Cash and cash equivalents	$ 32,967	$ 11,593	$ 574,577	$ 36,626	$ 50,737	$ 19,465
Investment securities available for sale	18,444	28,397	1,878,741	6,064	25,281	2,559
Loans, net of discount	117,763	100,634	26,084	74,633	457,612	292,925
Premises and equipment	-	34	-	-	-	243
Core deposit intangible	2,095	-	14,327	-	405	101
Other real estate owned	934	4,946	-	10,056	36,320	8,527
FDIC indemnification asset	40,527	-	-	32,103	250,370	87,164
Other assets	844	685	7,498	4,159	6,054	3,742
Total assets	$ 213,574	$ 146,289	$ 2,501,227	$ 163,641	$ 826,779	$ 414,726

LIABILITIES
Deposits	$ 216,537	$ 135,347	$ 6,476,456	$ 163,640	$ 257,781	$ 426,219
Other borrowings	-	-	242	7,056	-	-
Accrued expenses and other liabilities	674	743	10,374	2,598	9,729	4,069
Total liabilities	$ 217,211	$ 136,090	$ 6,487,072	$ 173,294	$ 267,510	$ 430,288

Cash paid (received) on acquisition	$ (3,637)	$ (23)	$ (3,985,845)	$ (27,978)	$ 497,935	$ (16,877)

Net gain recorded on acquisition	$ -	$ 10,222	$ -	$ 18,325	$ 61,334	$ 1,315

Deposits assumed in the Corus transaction decreased to $2.1 billion at December 31, 2009 and to approximately $1.5 billion as of December 31, 2010.  This decrease was expected and was a result of the redemption of outstanding checks issued for out-of-market certificates of deposit assumed in the Corus transaction, the withdrawals of out-of-market Corus money market accounts, and some in-market run-off of previously higher rate deposits assumed in the Corus transaction.  The decrease of Corus deposits resulted in a corresponding reduction in cash and cash equivalents and investment securities acquired in the transaction.

Note 3.                      Discontinued Operations

On August 10, 2009, we completed the sale of our merchant card processing business, resulting in an after-tax gain of $6.2 million.

In accordance with U.S. GAAP, the results of operations of the Company’s merchant card processing business are reflected in the Company’s results of operations as “discontinued operations.”

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations for the Company’s merchant card processing business were as follows (in thousands):

	Years Ended
	December 31,
	2009 (1)	2008

Interest income	$ -	$ -
Interest expense	-	-
Net interest income	-	-
Provision for loan losses	-	-
Net interest income after provision for loans losses	-	-
Other income	9,914	18,072
Other expenses	9,535	17,397
Income before income taxes	379	675
Applicable income taxes	148	236
Operating income from discontinued operations	231	439
Gain on sale of discontinued operations, net of tax	6,222	-
	$ 6,453	$ 439

(1)	Represents results of operations through the date of sale, August 10, 2009.

Note 4.                      Restrictions on Cash and Due From Banks

MB Financial Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those required reserve balances was approximately $56.4 million and $55.6 million at December 31, 2010 and 2009, respectively.

The nature of the Company's business requires that it maintain amounts with banks and federal funds sold which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships and the Company has not experienced any losses in such accounts.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.                      Investment Securities

Carrying amounts and fair values of investment securities available for sale are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available for sale	Cost	Gains	Losses	Value

December 31, 2010:
U.S. Government sponsored agencies and enterprises	$ 18,766	$ 693	$ (25)	$ 19,434
States and political subdivisions	351,274	14,649	(991)	364,932
Residential mortgage-backed securities	1,174,500	22,716	(680)	1,196,536
Commercial mortgage-backed securities	521	9	-	530
Corporate bonds	6,140	-	-	6,140
Equity securities	10,093	78	-	10,171
Totals	$ 1,561,294	$ 38,145	$ (1,696)	$ 1,597,743

December 31, 2009:
U.S. Government sponsored agencies and enterprises	$ 69,120	$ 1,122	$ (3)	$ 70,239
States and political subdivisions	366,845	14,369	(980)	380,234
Residential mortgage-backed securities	2,380,195	12,585	(18,039)	2,374,741
Commercial mortgage-backed securities	2,300	10	-	2,310
Corporate bonds	11,400	-	(5)	11,395
Equity securities	4,280	34	-	4,314
Totals	$ 2,834,140	$ 28,120	$ (19,027)	$ 2,843,233

Residential mortgage-backed securities decreased as a result of securities sales, proceeds of which were used to fund the Broadway transaction and higher rate certificate of deposit run-off.  Security sales were also done to lock in unrealized gains and shorten the overall duration of our securities portfolio.

We do not have any meaningful direct or indirect holdings of subprime residential mortgage loans, home equity lines of credit, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.  Additionally, more than 99% of our residential mortgage-backed securities are agency guaranteed.

Unrealized losses on investment securities available for sale and the fair value of the related securities at December 31, 2010 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government sponsored agencies and enterprises	$ 5,011	$ (25)	$ -	$ -	$ 5,011	$ (25)
States and political subdivisions	30,209	(774)	2,234	(217)	32,443	(991)
Residential mortgage-backed securities	118,009	(677)	405	(3)	118,414	(680)
Totals	$ 153,229	$ (1,476)	$ 2,639	$ (220)	$ 155,868	$ (1,696)

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized losses on investment securities available for sale and the fair value of the related securities at December 31, 2009 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. government sponsored agencies and enterprises	$ 5,837	$ (3)	$ -	$ -	$ 5,837	$ (3)
States and political subdivisions	27,801	(620)	4,887	(360)	32,688	(980)
Residential mortgage-backed securities	1,379,716	(18,031)	642	(8)	1,380,358	(18,039)
Corporate bonds	5,032	(5)	-	-	5,032	(5)
Totals	$ 1,418,386	$ (18,659)	$ 5,529	$ (368)	$ 1,423,915	$ (19,027)

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2010 was 79 compared to 154 at December 31, 2009.  Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether the Company is more likely than not to sell the security before recovery of its cost basis.

The Company views its investment in the stock of the FHLB Chicago as a long-term investment.  Accordingly, when evaluating for impairment, the value is determined based on the ultimate recovery of the par value rather than recognizing temporary declines in value.  The decision of whether impairment exists is a matter of judgment that should reflect the investor’s views on the FHLB Chicago's long term performance, which includes factors such as its operating performance, the severity and duration of declines of the market value of its net assets relative to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislative and regulation changes on FHLB Chicago and accordingly, on the members of FHLB Chicago, and its liquidity and funding position.  Although the FHLB Chicago was placed under a Cease and Desist Order and suspended dividends in 2007, the FHLB Chicago continued issuing new capital stock at par value since the Cease and Desist Order, reported earnings in 2010, and reported that it is in compliance with regulatory capital requirements.  The Company does not believe that its investment in the FHLB was impaired as December 31, 2010.

As of December 31, 2010, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2010, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Realized net gains on sale of investment securities available for sale are summarized as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Realized gains	$ 19,189	$ 15,698	$ 1,420
Realized losses	(541)	(1,669)	(290)
Net gains	$ 18,648	$ 14,029	$ 1,130

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and fair value of investment securities available for sale as of December 31, 2010 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, residential and commercial mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value

Due in one year or less	$ 15,453	$ 15,552
Due after one year through five years	93,641	98,026
Due after five years through ten years	227,128	236,667
Due after ten years	39,958	40,261
Equity securities	10,093	10,171
Residential and commercial mortgage-backed securities	1,175,021	1,197,066
Totals	$ 1,561,294	$ 1,597,743

Investment securities available for sale with carrying amounts of $877.2 million and $634.1 million at December 31, 2010 and 2009, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6.                      Loans

Loans consist of the following at (in thousands):

	December 31,
	2010	2009

Commercial loans	$1,206,984	$1,387,476
Commercial loans collateralized by assignment of lease payments	1,053,446	953,452
Commercial real estate	2,176,584	2,472,520
Residential real estate	328,482	291,022
Construction real estate	423,339	594,482
Indirect vehicle	175,664	180,267
Home equity	381,662	405,439
Consumer loans	59,320	66,293
Gross loans, excluding covered loans	5,805,481	6,350,951
Covered loans	812,330	173,596
Gross loans(1)	6,617,811	6,524,547
Allowance for loan losses	(192,217)	(177,072)
Loans, net	$6,425,594	$6,347,475

(1)	Gross loan balances at December 31, 2010 and 2009 are net of unearned income, including net deferred loan fees of $3.3 million and $4.6 million, respectively.

Loans are made to individuals as well as commercial and tax exempt entities.  Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower.  Credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by MB Financial Bank.

The Company’s extension of credit is governed the Credit Risk Policy which was established to control the quality of the Company’s loans.  These policies and procedures are reviewed and approved by the Board of Directors on a regular basis.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial and Industrial Loans.  Commercial credit is extended primarily to middle market customers.  Such credits typically comprise working capital loans, loans for physical asset expansion, asset acquisition loans and other business loans. Loans to closely held businesses will generally be guaranteed in full or for a meaningful amount by the businesses major owners. Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors.  Minimum standards and underwriting guidelines have been established for all commercial loan types.

Lease Loans.  The Company makes lease loans to both investment grade and non-investment grade companies.  Investment grade lessees are companies who are rated in one of the four highest categories by Moody’s Investor Services or Standard & Poor’s Rating Services or, in the event the related lessee has not received any such rating, where the related lessee would be viewed under the underwriting polices of the company as an investment grade company. Whether or not companies fall into this category, each lease loan is considered on its individual merit based on financial information available at the time of underwriting.

Commercial Real Estate Loans.  The Company’s goal is to create and maintain a high quality portfolio of commercial real estate loans with customers who meet the quality and relationship profitability objectives of the company.  Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans.  These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property.  Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

Construction Real Estate Loans.  The Company defines construction loans as loans where the loan proceeds are controlled by the Company and used exclusively for the improvement of real estate in which the Company holds a mortgage.  Due to the inherent risk in this type of loan, they are subject to other industry specific policy guidelines outlined in the Company’s Credit Risk Policy and are monitored closely.

Consumer Loans.  The Company originates direct and indirect consumer loans including principally residential real estate, home equity lines and loans, credit cards, and indirect motorcycle loans using a matrix-based credit analysis as part of the underwriting process. Each loan type has a separate specified matrix which consists of several factors including debt to income, type of collateral and loan to collateral value, credit history and Company relationship with the borrower.  Indirect loan and credit card underwriting use risk-based pricing in the underwriting process.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2010 (in thousands):

						Non-covered
						loans related
		30-59 Days	60-89 Days	Loans past due	Total	to FDIC
	Current	Past Due	Past Due	90 days or more	Past Due	Transactions (1)	Total

Commercial	$ 1,182,663	$ 1,593	$ 307	$ 9,823	$ 11,723	$ 12,598	$ 1,206,984
Commercial collateralized by assignment of lease payments	1,049,096	1,579	1,761	1,010	4,350	-	1,053,446
Commercial real estate
Healthcare	204,248	-	-	-	-	-	204,248
Industrial	508,026	6,603	102	6,338	13,043	2,312	523,381
Multifamily	428,948	1,814	1,373	13,040	16,227	15,603	460,778
Retail	445,961	1,732	759	19,420	21,911	6,472	474,344
Office	207,477	-	3,035	4,888	7,923	2,179	217,579
Other	271,335	1,204	-	2,342	3,546	21,373	296,254
Residential real estate	307,770	323	2,690	11,584	14,597	6,115	328,482
Construction real estate	349,178	9,383	-	55,831	65,214	8,947	423,339
Indirect vehicles	173,179	1,677	486	322	2,485	-	175,664
Home equity	364,105	2,600	1,020	7,966	11,586	5,971	381,662
Consumer	57,066	32	3	1,617	1,652	602	59,320
Non-covered loans related to FDIC transactions (1)	44,748	1,041	1,397	34,987	37,425	-
Covered loans	510,408	29,226	41,023	231,673	301,922	-	812,330
Total loans	6,104,208	58,807	53,956	400,841	513,604		6,617,811
Less covered loans	(510,408)	(29,226)	(41,023)	(231,673)	(301,922)		(812,330)
Less non-covered loans related to FDIC transactions (1)	(44,748)	(1,041)	(1,397)	(34,987)	(37,425)
Total loans, excluding covered and non-covered loans	$ 5,549,052	$ 28,540	$ 11,536	$ 134,181	$ 174,257	$ 82,172	$ 5,805,481

Nonperforming loan classification	$ 202,644	$ 19,153	$ 6,464	$ 134,180	$ 159,797	$ -	$ 362,441

(1)	Loans related to the InBank FDIC-assisted transaction.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31, 2010 (in thousands):

		Loans past due
		90 days or more
	Nonaccrual	and still accruing

Commercial	$ 51,005	$ -
Commercial collateralized by assignment of lease payments	1,563	-
Commercial real estate:		-
Healthcare	-
Industrial	36,426
Multifamily	30,344
Office	9,959
Retail	46,857
Other	35,278
Residential real estate	15,950	-
Construction real estate	122,077	-
Indirect vehicles	1,245	1
Home equity	10,095	-
Consumer	1,642	-
Total	$ 362,441	$ 1

Nonaccrual loans and loans past due ninety days or more were $271.3 million at December 31, 2009.  The reduction in interest income associated with loans on nonaccrual status was approximately $17.8 million, $12.5 million, and $4.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” and “Doubtful” which correspond to risk ratings six, seven, and eight, respectively.  Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as Doubtful, or risk rated eight, have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention, or risk rated six.  Risk ratings are updated any time the situation warrants.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.  Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of December 31, 2010 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total

Commercial	$ 1,011,395	$ 54,906	$ 132,608	$ 8,075	$ 1,206,984
Commercial collateralized by assignment of lease payments	1,048,787	2,360	2,299	-	1,053,446
Commercial real estate
Healthcare	199,337	-	4,911	-	204,248
Industrial	398,485	47,149	75,879	1,868	523,381
Multifamily	382,998	12,205	65,433	142	460,778
Retail	384,116	23,041	63,165	4,022	474,344
Office	159,117	18,208	40,254	-	217,579
Other	229,838	5,061	61,355	-	296,254
Construction real estate	236,959	21,170	165,210	-	423,339
Total	$ 4,051,032	$ 184,100	$ 611,114	$ 14,107	$ 4,860,353

		Special
	Pass	Mention	Substandard	Doubtful	Total

Current	$ 4,046,946	$ 182,631	$ 486,838	$ -	$ 4,716,415
Past due 30 - 59 days	2,683	1,386	19,839	-	23,908
Past due 60 - 89 days	1,403	83	5,851	-	7,337
Past due 90 days or more	-	-	98,586	14,107	112,693
Total	$ 4,051,032	$ 184,100	$ 611,114	$ 14,107	$ 4,860,353

Approximately $333.5 million of the substandard and doubtful loans are non-performing.

For consumer, residential real estate, home equity, and indirect vehicle loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2010 (in thousands):

	Performing	Non-performing	Total

Residential real estate	$ 312,532	$ 15,950	$ 328,482
Indirect vehicles	174,418	1,246	175,664
Home equity	371,567	10,095	381,662
Consumer	57,678	1,642	59,320
Total	$ 916,195	$ 28,933	$ 945,128

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about impaired loans as of and for the years ended December 31, 2010, 2009, and 2008 are as follows (in thousands):

	December 31,
	2010	2009	2008

Loans for which there were related allowance for loan losses	$ 171,371	$ 155,331	$ 143,423
Impaired loans with no related allowance	183,995	96,292	-

Total impaired loans	$ 355,366	$ 251,623	$ 143,423

Average monthly balance of impaired loans	$ 337,104	$ 233,741	$ 76,942
Related allowance for loan losses	51,826	45,966	52,112
Partial charge-offs	163,972	69,359	17,439
Interest income recognized on a cash basis	307	185	74

Impaired loans as of December 31, 2010 include accruing restructured loans of $22.5 million that have been modified and are performing in accordance with those modified terms.  Included in impaired loans as of December 31, 2010 are approximately $47.6 million of non-performing, restructured loans.  The increase in impaired loans was primarily attributable to impaired commercial real estate loans, as a result of real estate market economic weakness.  The Company experienced significant declines in valuations of real estate supporting its collateral in 2009 and 2010.

The decrease in specific reserves as a percentage of impaired loans is primarily due to partial charge-offs of approximately $164 million taken on impaired loans as of December 31, 2010 compared to partial charge-offs of approximately $69 million as of December 31, 2009.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (in thousands):

	Unpaid			Allowance for
	Principal	Recorded	Partial	Loan Losses
	Balance	Investment	Charge-offs	Allocated

With no related allowance recorded:
Commercial	$ 20,588	$ 19,031	$ 1,557	$ -
Commercial collateralized by assignment of lease payments	1,125	650	475	-
Commercial real estate:
Healthcare	-	-	-	-
Industrial	25,124	21,974	3,150	-
Multifamily	14,319	11,626	2,693	-
Retail	40,549	29,096	11,453	-
Office	18,214	14,446	3,768	-
Other	3,392	2,350	1,042	-
Residential real estate	6,269	6,269	-	-
Construction real estate	126,940	76,145	50,795	-
Indirect vehicles	-	-	-	-
Home equity	1,691	1,691	-	-
Consumer	717	717	-	-
With an allowance recorded:
Commercial	55,331	33,257	22,074	8,823
Commercial collateralized by assignment of lease payments	913	913	-	122
Commercial real estate:
Healthcare	-	-	-	-
Industrial	17,221	14,895	2,326	4,213
Multifamily	28,201	20,338	7,863	5,409
Retail	31,552	19,467	12,085	5,214
Office	8,552	3,461	5,091	1,554
Other	36,593	33,483	3,110	8,489
Residential real estate	-	-	-	-
Construction real estate	82,047	45,557	36,490	18,002
Indirect vehicles	-	-	-	-
Home equity	-	-	-	-
Consumer	-	-	-	-
Total	$ 519,338	$ 355,366	$ 163,972	$ 51,826

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan losses was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Balance at beginning of year	$ 177,072	$ 144,001	$ 65,103
Provision for loan losses	246,200	231,800	125,721
Charge-offs:
Commercial loans	(58,077)	(46,113)	(13,653)
Commercial loans collateralized by assignment of lease payments	(1,711)	(5,407)	(1,258)
Commercial real estate	(79,828)	(38,842)	(14,872)
Residential real estate	(3,326)	(1,476)	(550)
Construction real estate	(94,533)	(103,789)	(14,940)
Indirect vehicles	(3,199)	(4,085)	(2,109)
Home equity	(4,632)	(3,443)	(1,801)
Consumer loans	(1,755)	(1,124)	(642)
Total charge-offs	(247,061)	(204,279)	(49,825)
Recoveries:
Commercial loans	8,788	1,491	891
Commercial loans collateralized by assignment of lease payments	184	-	67
Commercial real estate	2,070	40	266
Residential real estate	184	44	29
Construction real estate	3,170	2,957	951
Indirect vehicles	1,163	757	625
Home equity	351	53	132
Consumer loans	96	208	41
Total recoveries	16,006	5,550	3,002

Net charge-offs	(231,055)	(198,729)	(46,823)

Balance at December 31,	$ 192,217	$ 177,072	$ 144,001

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010 (in thousands):

Commercial
collateralized by
		assignment of	Commercial	Residential	Construction	Indirect	Home
	Commercial	lease payments	real estate	real estate	real estate	vehicles	equity	Consumer	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ 8,823	$ 122	$ 24,879	$ -	$ 18,002	$ -	$ -	$ -	$ 51,826
Collectively evaluated for impairment	19,924	6,302	80,996	5,104	19,213	3,012	4,529	1,311	140,391
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-
Total ending allowance balance	$ 28,747	$ 6,424	$ 105,875	$ 5,104	$ 37,215	$ 3,012	$ 4,529	$ 1,311	$ 192,217

Loans:
Individually evaluated for impairment	$ 52,288	$ 1,563	$ 171,136	$ 6,269	$ 121,702	$ -	$ 1,691	$ 717	$ 355,366
Collectively evaluated for impairment	1,182,918	1,051,883	2,230,294	322,213	335,143	175,664	379,971	110,418	5,788,504
Acquired with deteriorated credit quality	97,066	-	158,097	-	209,680	-	-	9,098	473,941
Total ending loans balance	$ 1,332,272	$ 1,053,446	$ 2,559,527	$ 328,482	$ 666,525	$ 175,664	$ 381,662	$ 120,233	$ 6,617,811

Loans outstanding to executive officers and directors of the Company, including companies in which they have management control or beneficial ownership, at December 31, 2010 and 2009, were approximately $16.8 million and $10.5 million, respectively.  In the opinion of management, these loans have similar terms to other customer loans and do not present more than normal risk of collection.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of the activity related to these loans for the year ended December 31, 2010 is as follows (in thousands):

Balance, beginning of year	$ 10,537
Additions	6,850
Principal payments and other reductions	(565)
Balance, end of year	$ 16,822

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

Changes in the accretable yield for purchased loans were as follows for the years ended December 31, 2010 and 2009.

	Year Ended
	December 31,
	2010	2009
Balance at beginning of period	$ 9,576	$ -
Additions	48,477	12,268
Accretion	(17,257)	(2,692)
Balance at end of period	$ 40,796	$ 9,576

In our FDIC-assisted transactions (see Note 2), the fair value of purchased credit-impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral.  The fair value of loans that were not credit-impaired was determined based on estimates of losses on defaults and other market factors.  Due to the loss-share agreements with the FDIC, the Bank recorded a receivable from the FDIC equal to the present value of the corresponding reimbursement percentages on the estimated losses embedded in the loan portfolio.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of covered loans and other purchased non-covered loans at December 31, 2010 consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table (in thousands):

	December 31, 2010

	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Covered loans:
Commercial related (1)	$ 44,190	$ 29,160	$ 73,350
Commercial	20,943	30,995	51,938
Commercial real estate	158,097	224,846	382,943
Construction real estate	209,680	33,506	243,186
Other	4,668	56,245	60,913
Total covered loans	$ 437,578	$ 374,752	$ 812,330

Estimated reimbursable amounts from the
FDIC under the loss-share agreement	$ 187,070	$ 28,390	$ 215,460

Non covered loans:
Commercial related (2)	$ 31,933	$ 37,865	$ 69,798
Other	4,430	7,944	12,374
Total non-covered loans	$ 36,363	$ 45,809	$ 82,172

(1)	Covered commercial related loans include commercial, commercial real estate and construction real estate loans for Heritage, and Benchmark.
(2)	Non covered commercial related loans include commercial, commercial real estate and construction real estate for InBank and Corus.

Outstanding balances on purchased loans from the FDIC were $1.1 billion and $350.1 million as of December 31, 2010 and 2009, respectively.  The related carrying amount on loans purchased from the FDIC was $286.7 million as of December 31, 2009.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information regarding the contractually required payments receivable, the cash flows expected to be collected, and the estimated fair value of the loans acquired in the Broadway and New Century transactions, as of the closing dates for those transactions (in thousands):

	Broadway		New Century
	April 23, 2010		April 23, 2010
	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans
Contractually required payments (principal and interest)
Commercial	$ 19,777	$ 21,015	$ 32,539	$ 18,159
Commercial real estate	241,630	214,884	101,295	70,039
Construction real estate	311,282	15,277	166,938	23,629
Other loans	5,363	1,437	126	8,930
Total	$ 578,052	$ 252,613	$ 300,898	$ 120,757

Cash flows expected to be collected (principal and interest)
Commercial	$ 7,046	$ 20,041	$ 19,670	$ 17,771
Commercial real estate	136,661	204,154	67,573	67,502
Construction real estate	158,247	14,242	116,139	21,756
Other loans	1,540	1,189	-	8,844
Total	$ 303,494	$ 239,626	$ 203,382	$ 115,873

Fair value of loans acquired
Commercial	$ 5,588	$ 18,510	$ 17,886	$ 15,633
Commercial real estate	109,506	181,672	60,840	62,371
Construction real estate	127,651	12,949	107,411	20,466
Other loans	834	902	-	8,318
Total	$ 243,579	$ 214,033	$ 186,137	$ 106,788

These amounts were determined based upon the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.  The majority of the purchased credit-impaired loans were valued based on the liquidation value of the underlying collateral.  There was no allowance for credit losses on purchased loans related to FDIC-assisted transactions at December 31, 2010.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.                      Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, including computer systems and satellite equipment, material handling and general manufacturing equipment.  Lessees tend to have an investment grade public debt rating by Moody’s or Standard & Poors or the equivalent, though we also provide credit to below investment grade and non-rated companies.

Lease investments by categories follow (in thousands):

	December 31,
	2010	2009

Direct finance leases:
Minimum lease payments	$ 64,525	$ 69,112
Estimated unguaranteed residual values	7,387	7,802
Less: unearned income	(6,801)	(7,684)
Direct finance leases (1)	$ 65,111	$ 69,230

Leveraged leases:
Minimum lease payments	$ 13,819	$ 20,770
Estimated unguaranteed residual values	2,842	4,532
Less: unearned income	(1,295)	(1,950)
Less: related non-recourse debt	(13,089)	(20,717)
Leveraged leases (1)	$ 2,277	$ 2,635

Operating leases:
Equipment, at cost	$ 224,343	$ 235,092
Less accumulated depreciation	(97,437)	(90,126)
Lease investments, net	$ 126,906	$ 144,966

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $13.1 million at December 31, 2010 and $20.7 million at December 31, 2009.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum lease payments receivable for the various categories of leases are due as follows (in thousands) for the years ending December 31,

	Direct
	Finance	Leveraged	Operating
Year	Leases	Leases	Leases	Total

2011	$ 30,887	$ 8,629	$ 39,337	$ 78,853
2012	20,525	3,662	22,684	46,871
2013	9,491	1,350	9,860	20,701
2014	2,899	171	3,750	6,820
2015	723	7	751	1,481
Thereafter	-	-	150	150
	$ 64,525	$ 13,819	$ 76,532	$ 154,876

Income from lease investments is composed of (in thousands):

	Years Ended December 31,
	2010	2009	2008

Rental income on operating leases	$ 55,078	$ 51,809	$ 44,210
LaSalle Business Solutions revenue	70,378	47,785	32,302
Gain on sale of leased equipment	4,247	1,789	1,921
Income on lease investments, gross	129,703	101,383	78,433
Less:
Write down of residual value of equipment	(1,773)	(1,371)	(512)
LaSalle Business Solutions cost of sales	(62,947)	(43,217)	(28,953)
Depreciation on operating leases	(43,130)	(38,267)	(31,995)
Income from lease investments, net	$ 21,853	$ 18,528	$ 16,973

LaSalle Business Solutions (LBS) revenue represents the gross amount of revenue paid to LBS for maintenance contracts and other services sold to customers.  The maintenance contracts are serviced by third parties, with LBS maintaining no obligation under the contracts.  The cost of sales is the amount paid by LBS to the third party maintenance provider.

Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,564 leases at December 31, 2010 compared to 2,489 at December 31, 2009.  The average residual value per lease schedule was approximately $21 thousand at December 31, 2010 and $22 thousand at December 31, 2009.  The average residual value per master lease schedule was approximately $168 thousand at December 31, 2010 and $177 thousand at December 31, 2009.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
End of initial lease term	Direct
	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2011	$ 1,966	$ 1,011	$ 13,030	$ 16,007
2012	1,938	1,187	10,558	13,683
2013	1,795	592	7,115	9,502
2014	1,248	45	7,985	9,278
2015	359	7	1,954	2,320
Thereafter	81	-	2,494	2,575
	$ 7,387	$ 2,842	$ 43,136	$ 53,365

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known.

Note 8.                      Premises and Equipment

Premises and equipment consist of (in thousands):

	December 31,
	2010	2009

Land and land improvements	$ 64,881	$ 55,476
Buildings	97,971	78,087
Furniture and equipment	79,714	69,701
Buildings and leasehold improvements	47,313	46,197
	289,879	249,461
Accumulated depreciation	(78,993)	(69,820)
Premises and equipment, net	$ 210,886	$ 179,641

Depreciation on premises and equipment totaled $11.5 million, $11.8 million, and $11.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

During 2009, the Company conducted an impairment review of branch office locations to be consolidated due to the Company’s acquisitions in 2009 (see Note 2 above).   As a result, the Company recognized a $4.0 million impairment charge related to three branches in 2009.

During 2010, the Company purchased branch facilities related to the 2009 FDIC transactions for approximately $29.2 million (see Note 2 above).  As of December 31, 2010, the Company had approximately $3.1 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches and purchases of certain properties.

Note 9.                      Goodwill and Intangibles

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

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s annual assessment date is as of December 31.  At December 31, 2010, the Company’s stock price was trading below its book value.  However, as of December 31, 2010, the present value of anticipated cash flows exceeded the carrying value, and no impairment loss was recognized in 2010.  No impairment losses were recognized in 2009 or 2008.

Goodwill is tested for impairment at the reporting unit level.  All of our goodwill is allocated to MB Financial, Inc., which is the Company’s only applicable reporting unit for purposes of testing goodwill impairment.  Fair value was computed by estimating the future cash flows of the Company and present valuing those cash flows at an interest rate equal to our cost of capital.  In addition, we compared our fair value calculation with our stock price adjusted for a control premium for reasonableness relative to our fair value calculation.  Key assumptions used in estimating future cash flows included load and deposit growth, the interest rate environment, credit spreads on new and renewed loans, future deposit pricing, loan charge-offs, provision for loan losses, fee income growth and operating expense growth.  Our future cash flows estimates assume that credit performance normalizes over the next two years.  If this does not happen, our future cash flows would be negatively impacted.  Given the weak economy and our recent credit performance, there is a high degree of uncertainty regarding this assumption.

The following table presents the changes in the carrying amount of goodwill (in thousands):

December 31,
	2010	2009

Balance at beginning of period	$ 387,069	$ 387,069
Goodwill from business combinations	-	-
Balance at end of period	$ 387,069	$ 387,069

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had, as of December 31, 2010, a remaining weighted average amortization period of approximately five years.

The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Balance at beginning of period	$ 37,708	$ 25,776
Amortization expense	(6,214)	(4,491)
Other intangibles from business combinations	3,665	16,423
Balance at end of period	$ 35,159	$ 37,708

Gross carrying amount	$ 71,560	$ 67,895
Accumulated amortization	(36,401)	(30,187)
Net book value	$ 35,159	$ 37,708

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the estimated amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2011	$ 5,665
2012	5,010
2013	4,530
2014	3,514
2015	3,090
Thereafter	13,350
$ 35,159

Note 10.                      Deposits

The composition of deposits is as follows (in thousands):

	December 31,
	2010	2009
Demand deposits, noninterest bearing	$ 1,691,599	$ 1,552,185
NOW and money market accounts	2,776,181	2,775,468
Savings deposits	697,851	583,783
Time certificates, $100,000 or more	1,742,580	1,885,460
Other time certificates	1,244,747	1,886,380
Total	$ 8,152,958	$ 8,683,276

Time certificates of $100,000 or more included $468.2 million and $528.3 million of brokered deposits at December 31, 2010 and 2009, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $100,000 or more.

At December 31, 2010, the scheduled maturities of time certificates are as follows (in thousands):

2011	$ 2,074,969
2012	378,439
2013	266,723
2014	69,193
2015	73,718
Thereafter	124,285
$ 2,987,327

Note 11.                       Short-Term Borrowings

Short-term borrowings are summarized as follows as of December 31, 2010 and 2009 (dollars in thousands):

	December 31,
	2010		2009
	Weighted Average	Amount	Weighted Average	Amount
	Cost		Cost
Customer repurchase agreements	0.31%	$ 265,195	0.50%	$ 223,917
Federal Home Loan Bank advances	3.81%	3,649	3.35%	100,000
	0.36%	$ 268,844	1.38%	$ 323,917

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $3.6 million in fixed rate advances at December 31, 2010 and $100.0 million in fixed rate advances at December 31, 2009.  At December 31, 2010, fixed rate advances had effective interest rates ranging from 3.28% to 4.25%.  At December 31, 2010, the advances had maturities ranging from June 2011 to July 2011.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding secured advances from the Federal Home Loan Bank.  As of December 31, 2010 and 2009, the Company had $246.8 million and $521.4 million, respectively, of loans pledged as collateral for short-term and long-term Federal Home Loan Bank advances.  Additionally, as of December 31, 2010 and 2009, the Company had $36.6 million and $38.2 million, respectively, of investment securities pledged as collateral for short-term and long-term advances from the Federal Home Loan Bank.

Note 12. Long-term Borrowings

The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $181.4 million and $219.9 million at December 31, 2010 and December 31, 2009, respectively. As of December 31, 2010, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.26% to 5.87%.  At December 31, 2010, the advances had maturities ranging from June 2012 to April 2035.

The Company had notes payable to banks totaling $13.1 million and $20.7 million at December 31, 2010 and December 31, 2009, respectively, which as of December 31, 2010, were accruing interest at rates ranging from 3.51% to 10.00%.  Lease investments includes equipment with an amortized cost of $19.0 million and $27.8 million at December 31, 2010 and December 31, 2009, respectively, that is pledged as collateral on these notes.

The Company had a $40 million ten year structured repurchase agreement which is non-putable until 2011 as of December 31, 2010. The borrowing agreement floats at 3-month LIBOR less 37 basis points and reprices quarterly.  The counterparty to the repurchase agreement has a one-time put option in 2011.  If the option is not exercised, the repurchase agreement converts to a fixed rate borrowing at 4.75% for the remaining term, which would expire in 2016.

MB Financial Bank has a $50 million outstanding subordinated debt facility.  Interest is payable at a rate of 3 month LIBOR + 1.70%.  The debt matures on October 1, 2017.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2011	$ 41,609
2012	34,993
2013	13,663
2014	528
2015	275
Thereafter	194,005
$ 285,073

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2010 (in thousands):

	Coal City	MB Financial	MB Financial (3)	MB Financial (4)
	Capital Trust I	Capital Trust II	Capital Trust III	Capital Trust IV
Junior Subordinated Notes:
Principal balance	$ 25,774	$ 36,083	$ 10,310	$ 20,619
Annual interest rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	September 15, 2010	September 23, 2011	September 15, 2011

Trust Preferred Securities:
Face value	$ 25,000	$ 35,000	$ 10,000	$ 20,000
Annual distribution rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial (4)	MB Financial	FOBB (2) (3) (5)	FOBB (2) (5)
	Capital Trust V	Capital Trust VI	Capital Trust I	Capital Trust III
Junior Subordinated Notes:
Principal balance	$ 30,928	$ 23,196	$ 6,186	$ 5,155
Annual interest rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	10.60%	3-mo LIBOR + 2.80%
Stated maturity date	December 15, 2037	October 30, 2037	September 7, 2030	January 23, 2034
Call date	March 15, 2012	October 30, 2012	September 7, 2010	January 23, 2009

Trust Preferred Securities:
Face value	$ 30,000	$ 22,500	$ 6,000	$ 5,000
Annual distribution rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	10.60%	3-mo LIBOR + 2.80%
Issuance date	September 2007	October 2007	September 2000	December 2003
Distribution dates (1)	Quarterly	Quarterly	Semi-annual	Quarterly

(1)	All distributions are cumulative and paid in cash.
(2)	Amount does not include purchase accounting adjustments totaling a premium of $320 thousand associated with FOBB Capital Trust I and III.
(3)	Callable at a premium through 2020.
(4)	Callable at a premium through 2011.
(5)
FOBB Capital Trusts I and III were established by FOBB prior to the Company’s acquisition of FOBB, and the junior subordinated notes issued by FOBB to FOBB Capital Trusts I and III were assumed by the Company upon completion of the acquisition.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 14.                       Lease Commitments and Rental Expense

The Company leases office space for certain branch offices.  The future minimum annual rental commitments for these noncancelable leases and subleases of such space are as follows (in thousands):

	Gross	Sublease	Net
Year	Rents	Rents	Rents
2011	$ 5,443	$ 1,507	$ 3,936
2012	4,658	765	3,893
2013	4,172	565	3,607
2014	3,622	582	3,040
2015	3,136	254	2,882
Thereafter	21,839	-	21,839
	$ 42,870	$ 3,673	$ 39,197

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes.  Certain leases also provide for increased rental payments based on increases in the Consumer Price Index.

Net rental expense for the years ended December 31, 2010, 2009, and 2008 amounted to $5.4 million, $5.1 million, and $3.3 million, respectively.

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

During 2010, each participant was eligible for a maximum total Company matching contribution of 3.5% of their compensation.  Additionally, the Company may make annual discretionary profit sharing contributions.  The contributions for profit sharing is estimated to be 3% of eligible compensation for the year ended December 31, 2010 (expected to be approved in February 2011),  and was 3% of eligible compensation for the years ended December 31, 2009 and December 31, 2008.  The Company's total contribution to the plan, for the years ended December 31, 2010 is estimated to be $5.8 million, and was, $4.4 million, and $3.8 million for 2009 and 2008, respectively.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has deferred compensation plans that allow eligible executives, senior officers and certain other employees and directors to defer payment of up 100% of their base salary and bonus in the case of employees and board fees in the case of directors.  Discretionary Company contributions to these plans will be approved in February and are expected to be approximately $260 thousand.  Contributions to these plans were $160 thousand, and $220 thousand for the years ended December 31, 2009, and 2008, respectively.  In addition, pursuant to the Company’s agreement entered into with the Company’s Chief Executive Officer, he is entitled to receive on each December 31st while he is employed by the Company (starting December 31, 2007) a fully vested employer contribution to his account under the non-stock deferred compensation plan in amount equal to 20% of his base salary then in effect.  The amounts deferred can be invested in MB Financial stock (under the Company’s stock deferred compensation plan) or publicly traded mutual funds (under the Company’s non-stock deferred compensation plan) at the discretion of the participant.  The cost of the MB Financial common stock held by MB Financial’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.  The amounts of the assets that are not invested in MB Financial common stock are recorded at their fair market value in other assets on the consolidated balance sheet.  As of December 31, 2010, the fair value of the assets held in other publicly traded funds totaled $6.5 million.  A liability is established, in other liabilities, on the consolidated balance sheet, for the fair value of the obligation to the participants.  Any increase or decrease in the fair market value of plan assets is recorded in other non-interest income on the consolidated statement of income.  Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the consolidated statement of income.  The increase in fair market value of the assets and the obligation related to the deferred compensation plan was $561 thousand for the year ended December 31, 2010.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Income Taxes

The deferred taxes consist of (in thousands):

	December 31,
	2010	2009
Deferred tax asset:
Allowance for loan losses	$ 75,028	$ 69,058
State net operating loss carryforwards	16,905	20,707
Stock options, restricted stock, director stock units, and restricted stock units	7,030	9,054
Other real estate owned	6,215	1,690
Tax credit carryforwards	6,170	3,156
Deferred compensation	5,628	5,553
Federal net operating loss carryforwards	5,088	1,848
Loans	4,427	-
Bonus accrual	2,460	1,802
Merger and non-compete accrual	1,129	1,278
Other items	2,943	1,132
Total deferred tax asset	133,023	115,278
Valuation allowance	-	-
Total deferred tax asset, net of valuation allowance	133,023	115,278

Deferred tax liability:
Premises and equipment	(56,548)	(55,620)
Deferred gain on FDIC-assisted transactions	(32,991)	(15,142)
Core deposit intangible	(5,546)	(7,172)
FHLB stock dividends	(4,017)	(4,014)
Investment securities	(3,529)	(3,925)
Loans	-	(5,257)
Other items	(1,364)	(1,543)
Total deferred tax liability	(103,995)	(92,673)
Net deferred tax asset	29,028	22,605
Net unrealized holding gain on securities available for sale	(14,214)	(3,547)
Net deferred tax asset	$ 14,814	$ 19,058

The Company’s state net operating loss carryforwards totaled approximately $356.3 million at December 31, 2010 and begin to expire in 2011 through 2023.   In January of 2011, the State of Illinois enacted legislation suspending the utilization of net operating loss carryforwards for tax years 2011 through 2014 and extending the carryforward period for existing net operating loss carryforwards by four years.  Under this new legislation, Illinois net operating loss carryforwards will begin to expire in 2015 through 2027.  The Company’s federal net operating loss carryforwards totaled approximately $14.5 million at December 31, 2010 and begin to expire in 2019 through 2030.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes attributable to continuing operations consist of (in thousands):

	Years Ended December 31,
	2010	2009	2008

Current expense (benefit):
Federal	$ 5,971	$ (47,247)	$ (1,196)
State	471	(3,543)	216
Foreign	5	-	-
	6,447	(50,790)	(980)
Deferred expense (benefit)	(6,423)	5,525	(22,575)
	$ 24	$ (45,265)	$ (23,555)

The reconciliation between the statutory federal income tax rate of 35% and the effective tax rate on income from continuing operations follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Federal income tax expense (benefit) at expected statutory rate	$ 7,193	$ (27,245)	$ (2,741)
Increase (decrease) due to:
Tax exempt income, net	(6,403)	(6,055)	(5,521)
Nonincludable increase in cash surrender value of life insurance	(1,230)	(847)	(1,855)
Removal of valuation reserve on state net operating loss carryforwards	-	-	(10,100)
Adjustment of tax contingency reserves	(236)	(7,723)	4,232
State tax, net of federal benefit	306	(2,477)	(7,003)
Other items, net	394	(918)	(567)
Income tax expense (benefit)	$ 24	$ (45,265)	$ (23,555)

Accounting for Uncertainty in Income Taxes: ASC Topic 740 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.  A reconciliation of the change in unrecognized tax benefits from January 1, 2010 to December 31, 2010 is as follows (in thousands):

	Unrecognized Tax Benefit Without Interest	Interest on unrecognized Tax Benefit	Total Unrecognized Tax Benefit Including Interest
Balance at January 1, 2010	$ 241	$ 50	$ 291
Increases for tax positions of prior years	6	2	8
Benefits recognized	(195)	(49)	(244)
Balance at December 31, 2010	$ 52	$ 3	$ 55

The whole amount of unrecognized tax benefits would affect the tax provision and the effective income tax rate if recognized in future periods.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense, to the extent not included in unrecognized tax benefits.

The Company’s federal income tax returns are open and subject to examination for the 2008 tax return year and forward.  The Company’s various state income tax returns are generally open for the 2007 tax return year and forward based on individual state statutes of limitation.  The Company is currently under examination by the Internal Revenue Service for tax years 2008 and 2009.  The Company is not certain whether these examinations will be completed within the next twelve months.  Developments in these examinations or other events could cause management to change its judgment about the amount of unrecognized tax benefits.

In January of 2011, the State of Illinois enacted a temporary increase in the corporate income tax rate affecting tax years 2011 through 2024.  In accordance with ASC 740, the deferred tax assets and liabilities of the Company will be adjusted for the change in tax rate in the first quarter of 2011.  Management expects the change will result in a tax benefit but the benefit is not expected to be material.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2010 and 2009, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	2010	2009
Commitments to extend credit:
Home equity lines	$ 308,678	$ 330,856
Other commitments	1,012,554	1,135,137

Letters of credit:
Standby	116,058	136,250
Commercial	2,970	1,233

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer's needs.  As of December 31, 2010, the maximum remaining term for any standby letter of credit was December 31, 2015.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At December 31, 2010, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $18.5 million to $119.0 million from $137.5 million at December 31, 2009.  Of the $119.0 million in commitments outstanding at December 31, 2010, approximately $89.8 million of the letters of credit have been issued or renewed since December 31, 2009.  The Company had a $400 thousand liability recorded as of December 31, 2010 relating to these commitments.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2010, the Company had approximately $3.1 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company's market area.  As of December 31, 2010, approximately 30% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of December 31, 2010. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes the Company and its subsidiary bank met all capital adequacy requirements to which they are subject as of December 31, 2010 and 2009.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the subsidiary bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the subsidiary bank must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well-capitalized column in the table below.  There are no conditions or events since that notification that management believes have changed the subsidiary bank’s categories.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The required and actual amounts and ratios for the Company and its subsidiary bank are presented below (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total capital (to risk-weighted assets):
Consolidated	$ 1,202,205	17.75%	$ 541,821	8.00%	N/A	N/A
MB Financial Bank	1,048,200	15.63%	536,587	8.00%	$ 670,734	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	1,066,538	15.75%	270,910	4.00%	N/A	N/A
MB Financial Bank	913,020	13.61%	268,294	4.00%	402,441	6.00%

Tier 1 capital (to average assets):
Consolidated	1,066,538	10.66%	400,218	4.00%	N/A	N/A
MB Financial Bank	913,020	9.19%	397,363	4.00%	496,704	5.00%

As of December 31, 2009
Total capital (to risk-weighted assets):
Consolidated	$ 1,130,496	15.45%	$ 585,205	8.00%	N/A	N/A
MB Financial Bank	965,507	13.25%	583,035	8.00%	$ 728,793	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	988,335	13.51%	292,603	4.00%	N/A	N/A
MB Financial Bank	823,346	11.30%	291,517	4.00%	437,276	6.00%

Tier 1 capital (to average assets):
Consolidated	988,335	8.71%	453,939	4.00%	N/A	N/A
MB Financial Bank	823,346	7.27%	452,938	4.00%	566,172	5.00%

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

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Securities Available for Sale. The fair values of securities available for sale are determined by quoted prices in active markets, when available, and classified as Level 1.  If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities and classified as Level 2. The fair values consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level 3 inputs.

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

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

2010
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$ 19,434	$ -	$ 19,434	$ -
States and political subdivisions	364,932	1,905	363,027	-
Residential mortgage-backed securities	1,196,536	-	1,195,200	1,336
Commercial mortgage-backed securities	530	-	530	-
Corporate bonds	6,140	-	-	6,140
Equity securities	10,171	10,171	-	-
Assets held in trust for deferred compensation	6,520	6,520	-	-
Derivative financial instruments	16,465	-	16,465	-
Financial liabilities
Other liabilities (1)	6,520	6,520	-	-
Derivative financial instruments	15,832	-	15,832	-

2009
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$ 70,239	$ -	$ 70,239	$ -
States and political subdivisions	380,234	5,157	375,077	-
Residential mortgage-backed securities	2,374,741	105,828	2,267,381	1,532
Commercial mortgage-backed securities	2,310	-	2,310	-
Corporate bonds	11,395	-	5,030	6,365
Equity securities	4,314	4,314	-	-
Assets held in trust for deferred compensation	5,785	5,785	-	-
Derivative financial instruments	12,752	-	12,752	-
Financial liabilities
Other liabilities (1)	5,785	5,785	-	-
Derivative financial instruments	12,092	-	12,092	-

(1) Liabilities associated with assets held in trust for deferred compensation

At December 31, 2009, the Company measured $105.8 million of residential mortgage-backed securities using quoted prices in active markets.  Level 1 inputs were used to value these securities based on recent Company transactions.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Year Ended
(in thousands)	December 31, 2010	December 31, 2009

Balance, beginning of period	$ 7,897	$ 1,630
Transfer into Level 3	-	6,283
Net unrealized losses	-	(16)
Other comprehensive income	38	-
Principal payments	(459)	-
Impairment charge	-	-
	$ 7,476	$ 7,897

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

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2010, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired real estate related loans, the Company obtains a current external appraisal.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2010
Financial assets:
Impaired loans	$ 267,005	$ -	$ -	$ 267,005
Foreclosed assets	116,221	-	-	116,221

2009
Financial assets:
Impaired loans	$ 205,657	$ -	$ -	$ 205,657
Foreclosed assets	55,470	-	-	55,470
Non-financial long-lived assets	2,656	-	-	2,656

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

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
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

The estimated fair values of financial instruments are as follows (in thousands):

	December 31,		December 31,
	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$ 106,726	$ 106,726	$ 136,763	$ 136,763
Interest bearing deposits with banks	737,433	737,433	265,257	265,257
Investment securities available for sale	1,597,743	1,597,743	2,843,233	2,843,233
Non-marketable securities - FHLB and FRB stock	80,186	80,186	70,361	70,361
Loans, net	6,425,594	6,330,229	6,347,475	6,242,972
Accrued interest receivable	35,158	35,158	40,492	40,492
Derivative financial instruments	16,465	16,465	12,752	12,752

Financial Liabilities:
Non-interest bearing deposits	$ 1,691,599	$ 1,691,599	$ 1,552,185	$ 1,552,185
Interest bearing deposits	6,461,359	6,480,269	7,131,091	7,011,987
Short-term borrowings	268,844	258,294	323,917	313,209
Long-term borrowings	285,073	294,623	331,349	340,514
Junior subordinated notes issued to capital trusts	158,571	92,286	158,677	92,414
Accrued interest payable	6,329	6,329	11,651	11,651
Derivative financial instruments	15,832	15,832	12,092	12,092

Note 20.                       Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Year Ended December 31,
	2010	2009	2008

Total cost of share-based payment plans during the year	$ 5,392	$ 5,138	$ 4,911

Amount of related income tax benefit recognized in income	$ 2,076	$ 1,964	$ 1,663

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In April 2007, the Omnibus Plan was modified to add 2,250,000 authorized shares for a total of 6,000,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Grants under the Omnibus Plan can be in the form of options intended to be incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, other stock-based awards and cash awards.  As of December 31, 2010, there are 468,567 shares available for grant, of which, 251,678 shares may be granted for awards in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
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

The following table summarizes stock options outstanding for the year ended December 31, 2010:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(in thousands)

Options outstanding as of December 31, 2009	3,197,721	$ 28.95
Granted	219,476	17.33
Exercised	(46,930)	8.13
Expired or cancelled	(91,222)	35.08
Forfeited	(24,328)	27.11
Options outstanding as of December 31, 2010	3,254,717	$ 28.31	5.12	$ 737

Options exercisable as of December 31, 2010	1,704,054	$ 30.30	2.91	$ 202

The fair value of each option award is estimated on the date of grant using the Black Scholes option-pricing model based on certain assumptions.  Expected volatility is based on historical volatilities of Company shares.  The risk free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life of options is estimated based on historical employee behavior and represents the period of time that options granted are expected to remain outstanding.  These weighted average assumptions are summarized in the following table.

	For the Years Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.23%	2.66%	3.61%
Volatility of Company's stock	42.09%	35.91%	18.92%
Expected dividend yield	1.00%	1.25%	2.95%
Expected life of options	6 years	5 years	6 years

Weighted average fair value per option of options granted during the year	$ 6.67	$ 4.20	$ 3.84

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008 was $513 thousand, $194 thousand, and $3.3 million, respectively.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of changes in restricted shares for the year ended December 31, 2010:

		Weighted Average
	Number of Shares	Grant Date Fair Value

Shares Outstanding at December 31, 2009	526,646	$ 16.19
Granted	189,237	16.05
Vested	(83,153)	29.25
Forfeited	(13,020)	18.29
Shares Outstanding at December 31, 2010	619,710	$ 14.35

During 2010, the Company issued 66,193 shares of performance-based restricted stock.  The performance component of the vesting terms requires that the closing price of the Company’s stock be at least $25.80 (150% of the closing price on the grant date) for ten consecutive trading days.  The performance component has not been satisfied as of December 31, 2010.  The terms of each award also include certain restrictions that may be applicable to the award recipient to the extent necessary to ensure that the award complies with the limitations on compensation to which the Company is currently subject as a result of its participation in the TARP Capital Purchase Program of the U.S. Department of the Treasury.  These restrictions, to the extent applicable, could result in a reduction in the number of shares comprising the award and/or affect the vesting of the award and transferability of the shares.  A Monte Carlo simulation model was used to value the performance based restricted stock awards at the time of issuance.

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

Effective January 1, 2010, the Company began issuing shares of common stock under the Omnibus Plan as Salary Stock, classified as other stock based awards, to certain executive officers.  This stock is fully vested as of the grant date and the related expense is included in salaries and employee benefits on the Consolidated Statements of Operations.  Salary Stock holders have all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends that may be paid thereon.  As a condition of receiving the Salary Stock, the holders entered into agreements with the Company providing that they may not sell or otherwise transfer the shares of Salary Stock for two years, except in the event of disability or death.  During the year ended December 31, 2010, the Company issued 19,917 shares of Salary Stock at a weighted average issuance price of $18.60.

As of December 31, 2010, there was $7.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At December 31, 2010, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was two years.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps with an aggregate notional amount of $9.5 million at December 31, 2010.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income and other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives, including foreign currency forward contracts, to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.  The notional amounts and fair values of open foreign currency forward contracts were not significant at December 31, 2010 and December 31, 2009.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable for December 31, 2010 was approximately $30 thousand, and the net amount receivable for December 31, 2009 was approximately $92 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty.  In such cases, collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At December 31, 2010, the Company's credit exposure relating to interest rate swaps was approximately $16.5 million, which is secured by the underlying collateral on customer loans.

The Company’s derivative financial instruments are summarized below as of December 31, 2010 and December 31, 2009 (dollars in thousands):

		December 31, 2010					December 31, 2009
				Weighted Average
	Balance Sheet	Notional	Estimated	Years to	Receive	Pay	Notional	Estimated
	Location	Amount	Fair Value	Maturity	Rate	Rate	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Pay fixed/receive variable swaps (1)	Other liabilities	$ 9,500	$ 633	2.5	2.37%	6.23%	$ 10,112	$ 581

Non-hedging derivative instruments (2)
Pay fixed/receive variable swaps	Other liabilities	261,020	(16,465)	5.2	1.96%	5.24%	255,643	(12,673)
Pay variable/receive fixed swaps	Other assets	261,020	16,465	5.2	5.24%	1.96%	265,643	12,752
Total portfolio swaps		$ 531,540	$ 633	5.1	3.58%	3.65%	$ 531,398	$ 660

(1) Hedged fixed-rate commercial real estate loans
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows (dollars in thousands):

Location of Gain or (Loss)
	Recognized in Income on	Year Ended
	Derivatives	December 31,
		2010	2009	2008

Interest rate swaps	Other income	$ (110)	$ 298	$ (294)

Amounts included in the consolidated statements of income related to non-hedging derivative instruments were as follows (dollars in thousands):

Location of Gain or (Loss)
	Recognized in Income on	Year Ended
	Derivatives	December 31,
		2010	2009	2008

Interest rate swaps	Other income	$ (79)	$ 65	$ 105

Methods and assumptions used by the Company in estimating the fair value of its interest rate swaps are discussed in Note 19 to consolidated financial statements.

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22.                        Condensed Parent Company Financial Information

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

Balance Sheets
(In thousands)
	December 31,
	2010	2009
Assets
Cash	$ 90,152	$ 142,901
Loans	45,979	-
Investments in subsidiaries	1,340,749	1,240,241
Other assets	35,461	30,984
Total assets	$ 1,512,341	$ 1,414,126

Liabilities and Stockholders' Equity
Junior subordinated notes issued to capital trusts	$ 158,571	$ 158,677
Other liabilities	8,984	4,269
Stockholders' equity	1,344,786	1,251,180
Total liabilities and stockholders' equity	$ 1,512,341	$ 1,414,126

Statements of Income
(In thousands)
Years Ended December 31,
	2010	2009	2008

Dividends from continuing subsidiaries	$ -	$ -	$ 30,000
Interest and other income	1,970	1,805	(985)
Interest and other expense	6,656	7,816	8,278
(Loss) income before income tax benefit and equity in undistributed net income of subsidiaries	(4,686)	(6,011)	20,737
Income tax benefit	(1,825)	(2,321)	(3,370)
(Loss) income before equity in undistributed net income of subsidiaries	(2,861)	(3,690)	24,107
Equity in undistributed net income (loss) of continuing subsidiaries	23,389	(28,889)	(8,382)
Equity in undistributed net income from discontinued operations	-	6,453	439
Net income (loss)	20,528	(26,126)	16,164
Dividends and discount accretion on preferred shares	10,382	10,298	789
Net income (loss) available to common stockholders	$ 10,146	$ (36,424)	$ 15,375

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows
(In thousands)
	Years Ended December 31,
	2010	2009	2008

Cash Flows From Operating Activities
Net income (loss)	$ 20,528	$ (26,126)	$ 16,164
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of restricted stock awards	3,319	2,684	2,228
Compensation expense for stock option grants	1,870	2,454	651
Equity in undistributed net income of continuing subsidiaries	(23,389)	28,889	8,382
Equity in undistributed net income from discontinued operations	-	(6,453)	(439)
Change in other assets and other liabilities	2,887	(11,460)	(30,963)
Net cash provide by (used in) operating activities	5,215	(10,012)	(3,977)

Cash Flows From Investing Activities
Investments in and advances to subsidiaries	(65,000)	(225,000)	(50,000)
Purchase of loans	(51,538)	-	-
Net decrease in loans	5,559	-	7,500
Net cash used in investing activities	(110,979)	(225,000)	(42,500)

Cash Flows From Financing Activities
Treasury stock transactions, net	(406)	23,961	(1,348)
Stock options exercised	381	1,269	4,585
Excess tax benefits from share-based payment arrangements	203	28	2,032
Dividends paid on common stock	(2,110)	(5,449)	(25,090)
Dividends paid on preferred stock	(9,800)	(9,256)	-
Principal paid long-term debt	-	(500)	-
Issuance of preferred stock	-	-	192,944
Issuance of common stock warrant	-	-	3,056
Issuance of common stock	64,747	206,381	-
Proceeds from junior subordinated notes issued to capital trusts	-	-	-
Principal paid on junior subordinated notes issued to capital trusts	-	-	-
Net cash provided by financing activities	53,015	216,434	176,179

Net (decrease) increase in cash	(52,749)	(18,578)	129,702
Cash:
Beginning of year	142,901	161,479	31,777

End of year	$ 90,152	$ 142,901	$ 161,479

10K Index

Part II - Item 8 Index

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10K Index

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

a)           Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2010 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b).           Management’s Annual Report on Internal Control Over Financial Reporting: The annual report of management on the effectiveness of our internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” under “Item 8. Financial Statements and Supplementary Data.”

c. )           Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2010, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10K Index

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.  The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance.  The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics.  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors.  A copy of our code of ethics is available on our Internet website address, www.mbfinancial.com.

Item 11.  Executive Compensation

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2010 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, warrants and rights (1)	Weighted Average Exercise Price of Outstanding Options, warrants and rights (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the first column) (2)

Equity compensation plans approved by stockholders……..	3,254,717	$28.31	468,567

Equity compensation plans not approved by stockholders…	N/A	N/A	N/A

Total…………………………………………………….................	3,254,717	$28.31	468,567

(1)
Includes 21,158 shares underlying stock options that we assumed in our acquisition of First SecurityFed Financial, Inc. in 2004, and 66,407 shares underlying stock options, and 6,632 shares underlying director stock units that we assumed in the 2006 FOBB acquisition.  Since the restricted stock units and the director stock units do not have an exercise price and are settled only for shares of our common stock on a one-for-one basis, these units are not relevant for purposes of computing the weighted average exercise price.

(2)
Includes 251,678 shares remaining available for future issuance under our Amended and Restated Omnibus Incentive Plan which could be utilized for awards to plan participants in the form of restricted stock, restricted stock units, performance shares, performance units or other stock-based awards.

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

10K Index

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.  Principal Accountant Fees and Services

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

Date: February 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title

/s/Mitchell Feiger	Director, President and Chief Executive Officer
Mitchell Feiger	(Principal Executive Officer)	February 8, 2011

/s/Jill E. York	Vice President and Chief Financial Officer
Jill E. York	(Principal Financial Officer and Principal Accounting Officer)	February 8, 2011

/s/Thomas H. Harvey*	Director	February 8, 2011
Thomas H. Harvey

/s/David P. Bolger*	Director	February 8, 2011
David P. Bolger

/s/Robert S. Engleman, Jr.*	Director	February 8, 2011
Robert S. Engleman, Jr.

/s/Charles J. Gries*	Director	February 8, 2011
Charles J. Gries

/s/James N. Hallene*	Director	February 8, 2011
James N. Hallene

/s/Richard J. Holmstrom*	Director	February 8, 2011
Richard J. Holmstrom

/s/Karen J. May*	Director	February 8, 2011
Karen J. May

/s/Patrick Henry*	Director	February 8, 2011
Patrick Henry

/s/Ronald D. Santo*	Director	February 8, 2011
Ronald D. Santo

*By: /s/Mitchell Feiger	Attorney-in-Fact

10K Index

EXHIBIT INDEX
Exhibit Number	Description
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
4.4
MB Financial Bank Cash-Settled Value Appreciation Instrument dated April 23, 2010 issued to Federal Deposit Insurance Corporation (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-24566-01))

10.1
Letter Agreement, dated as of December 5, 2008, between the Registrant and the United States Department of the Treasury  (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 (File No.0-24566-01))

10.2
Amended and Restated Employment Agreement between the Registrant and Mitchell Feiger (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.3
Employment Agreement between MB Financial Bank, N.A. and Burton J. Field (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0-24566-01))

10.4
Form of Change and Control Severance Agreement between MB Financial Bank, National Association and each of Thomas Panos, and Jill E. York (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.4B
Form of Change and Control Severance Agreement between MB Financial Bank, National Association and each of Burton Field, Larry J. Kallembach, Brian Wildman, Rosemarie Bouman and Susan Peterson (incorporated herein by reference to Exhibit 10.4B to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.5
Form of Letter Agreement dated December 4, 2008 between MB Financial, Inc. and each of Mitchell Feiger, Thomas Panos, Jill E. York,  Burton Field, Larry J. Kallembach, Brian Wildman, Rosemarie Bouman, and Susan Peterson relating to the TARP Capital Purchase Program (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.5A
Form of Compensation Amendment and Waiver Agreement under the TARP Capital Purchase Program between MB Financial, Inc. and certain employees (incorporated herein by reference to Exhibit 10.5A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 0-24566-01))

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

10K Index

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

10K Index

EXHIBIT INDEX
Exhibit Number	Description
10.18B
Form of Performance-Based Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.18B to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 0-24566-01))

10.18C
Form of Restricted Stock Agreement for grants on December 2, 2009 to Mitchell Feiger, Jill E. York and Burton J. Field (incorporated herein by reference to Exhibit 10.18C to the Registrant’s Current Report on Form 8-K filed on December 7, 2009 (File No. 0-24566-01))

10.19
Form of Restricted Stock Agreement for Directors under the Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.20
First Oak Brook Bancshares, Inc. Incentive Compensation Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook on March 30, 2004 (File No. 0-14468))

10.20A
Amendment to First Oak Brook Bancshares, Inc. Incentive Compensation Plan ((incorporated herein by reference to Exhibit 10.20A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.21
First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook on April 2, 2001 (File No. 0-14468))

10.21A
Amendment to First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan ((incorporated herein by reference to Exhibit 10.21A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.22
First Oak Brook Bancshares, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by First Oak Brook on October 25, 1999 (File No. 333-89647))

10.23
Transition agreement, dated September 2, 2010, by and among MB Financial, Inc. and MB Financial Bank, N.A. and Thomas Panos (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 0-24566-01))

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

10K Index

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

10K Index