Form 10-Q
period 2011-03-31
MB FINANCIAL INC /MD
filed 2011-05-03
CIK 1139812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were outstanding 54,428,173 shares of the registrant’s common stock as of May 3, 2011.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2011

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2011 and December 31, 2010

(Amounts in thousands, except common share data)

	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$123,794	$106,726
Interest bearing deposits with banks	504,765	737,433
Total cash and cash equivalents	628,559	844,159
Investment securities:
Securities available for sale, at fair value	1,718,654	1,597,743
Securities held to maturity, at cost ($102,334 fair value at March 31, 2011)	102,206	—
Non-marketable securities - FHLB and FRB stock	80,186	80,186
Total investment securities	1,901,046	1,677,929

Loans held for sale	11,533	—
Loans:
Total loans, excluding covered loans	5,590,362	5,805,481
Covered loans	777,634	812,330
Total loans	6,367,996	6,617,811
Less: allowance for loan losses	178,410	192,217
Net loans	6,189,586	6,425,594
Lease investment, net	129,182	126,906
Premises and equipment, net	209,257	210,886
Cash surrender value of life insurance	126,014	125,046
Goodwill, net	387,069	387,069
Other intangibles, net	33,734	35,159
Other real estate owned, net	80,107	71,476
Other real estate owned related to FDIC transactions	61,461	44,745
FDIC indemnification asset	148,314	215,460
Other assets	165,481	155,935
Total assets	$10,071,343	$10,320,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$1,666,868	$1,691,599
Interest bearing	6,225,138	6,461,359
Total deposits	7,892,006	8,152,958
Short-term borrowings	295,180	268,844
Long-term borrowings	275,327	285,073
Junior subordinated notes issued to capital trusts	158,563	158,571
Accrued expenses and other liabilities	100,031	110,132
Total liabilities	8,721,107	8,975,578
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 1,000,000 shares at March 31, 2011 and December 31, 2010; series A, 5% cumulative perpetual, 196,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, $1,000 liquidation value)	194,255	194,104
Common stock, ($0.01 par value; authorized 70,000,000 shares at March 31, 2011 and December 31, 2010; issued 54,567,455 shares at March 31, 2011 and 54,576,043 at December 31, 2010)	546	546
Additional paid-in capital	726,604	725,400
Retained earnings	406,594	402,810
Accumulated other comprehensive income	22,566	22,233
Less: 146,099 and 145,449 shares of Treasury stock, at cost, at March 31, 2011 and December 31, 2010	(2,845)	(2,828)
Controlling interest stockholders’ equity	1,347,720	1,342,265
Noncontrolling interest	2,516	2,521
Total stockholders’ equity	1,350,236	1,344,786
Total liabilities and stockholders’ equity	$10,071,343	$10,320,364

See Accompanying Notes to Consolidated Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except common share data) (Unaudited)

	Three months ended
	March 31,	March 31,
	2011	2010
Interest income:
Loans	$87,167	$82,387
Investment securities:
Taxable	7,752	19,966
Nontaxable	3,345	3,428
Federal funds sold	—	2
Other interest bearing accounts	470	91
Total interest income	98,734	105,874
Interest expense:
Deposits	13,359	21,372
Short-term borrowings	217	345
Long-term borrowings and junior subordinated notes	2,953	3,339
Total interest expense	16,529	25,056
Net interest income	82,205	80,818
Provision for loan losses	40,000	47,200
Net interest income after provision for loan losses	42,205	33,618
Other income:
Loan service fees	1,126	1,284
Deposit service fees	10,069	8,848
Lease financing, net	5,783	4,620
Brokerage fees	1,419	1,245
Trust and asset management fees	4,431	3,335
Net gain (loss) on sale of investment securities available for sale	(3)	6,866
Increase in cash surrender value of life insurance	968	671
Net gain on sale of other assets	357	11
Accretion of FDIC indemnification asset	1,831	—
Other operating income (loss)	3,162	(423)
Total other income	29,143	26,457
Other expense:
Salaries and employee benefits	37,447	33,422
Occupancy and equipment expense	9,394	9,179
Computer services expense	2,618	2,528
Advertising and marketing expense	1,719	1,633
Professional and legal expense	1,225	1,078
Brokerage fee expense	328	462
Telecommunication expense	935	908
Other intangibles amortization expense	1,425	1,510
FDIC insurance premiums	3,428	3,964
Branch impairment charges	1,000	—
Other real estate expense, net	398	685
Other operating expenses	6,947	6,282
Total other expense	66,864	61,651
Income (loss) before income taxes	4,484	(1,576)
Income taxes	(2,460)	(2,523)
Net income	6,944	947
Dividends and discount accretion on preferred shares	2,601	2,593
Net income (loss) available to common stockholders	$4,343	$(1,646)
Common share data:
Net income per basic common share	$0.13	$0.02
Impact of preferred stock dividends on basic earnings per common share	(0.05)	(0.05)
Basic earnings (loss) per common share	0.08	(0.03)

Net income per diluted common share	0.13	0.02
Impact of preferred stock dividends on diluted earnings per common share	(0.05)	(0.05)
Diluted earnings (loss) per common share	0.08	(0.03)

Weighted average common shares outstanding	53,961,176	51,264,727
Diluted weighted average common shares outstanding	54,254,876	51,264,727

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	Three months ended
	March 31,	March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$6,944	$947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	3,154	2,877
Depreciation on leased equipment	10,001	10,235
Compensation expense for restricted stock awards	781	649
Compensation expense for stock option grants	456	515
(Gain) loss on sales of premises and equipment and leased equipment	(624)	292
Amortization of other intangibles	1,425	1,510
Provision for loan losses	40,000	47,200
Deferred income tax benefit	(2,259)	(2,145)
Amortization of premiums and discounts on investment securities, net	8,937	8,434
Accretion of premiums and discounts on loans, net	(123)	(247)
Accretion on FDIC indemnification asset	(1,831)	—
Branch impairment charges	1,000	—
Net loss (gain) on sale of investment securities available for sale	3	(6,866)
Proceeds from sale of loans held for sale	11,201	9,886
Origination of loans held for sale	(11,062)	(9,747)
Net gain on sale of loans held for sale	(139)	(139)
Net (gain) loss on sales of other real estate owned	(945)	504
Fair value adjustments on other real estate owned	1,314	2,795
Net (gain) loss on sales of other real estate owned related to FDIC-assisted transactions	61	(136)
Increase in cash surrender value of life insurance	(968)	(671)
Increase in other assets, net	(7,890)	(15,145)
Decrease in other liabilities, net	(10,426)	(28,531)
Net cash provided by operating activities	49,010	22,217
Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	—	593,126
Proceeds from maturities and calls of investment securities available for sale	102,598	117,627
Purchase of investment securities available for sale	(231,294)	(2,659)
Purchase of investment securities held to maturity	(102,215)	—
Net decrease in loans	138,148	76,334
Purchases of premises and equipment	(3,511)	(5,062)
Purchases of leased equipment	(12,606)	(4,678)
Proceeds from sales of premises and equipment	1,343	420
Proceeds from sales of leased equipment	693	441
Proceeds from sale of other real estate owned	16,167	2,261
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	4,504	—
Principal paid on lease investments	(98)	(242)
Net proceeds from FDIC related to covered assets	68,977	12,880
Net cash (used in) provided by investing activities	(17,294)	790,448
Cash Flows From Financing Activities:
Net decrease in deposits	(260,952)	(628,097)
Net increase (decrease) in short-term borrowings	26,336	(60,254)
Proceeds from long-term borrowings	867	344
Principal paid on long-term borrowings	(10,613)	(11,603)
Issuance of common stock	—	31,955
Treasury stock transactions, net	10	(90)
Stock options exercised	38	26
Excess tax (deficits) benefits from share-based payment arrangements	(8)	29
Dividends paid on preferred stock	(2,450)	(2,450)
Dividends paid on common stock	(544)	(515)
Net cash (used in) financing activities	(247,316)	(670,655)

Net (decrease) increase in cash and cash equivalents	$(215,600)	$142,010
Cash and cash equivalents:
Beginning of period	844,159	402,020
End of period	$628,559	$544,030

(continued)

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Amounts in thousands) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$17,099	$27,791
Income tax payments, net	233	9,839

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$25,167	$10,438
Loans transferred to other real estate owned related to FDIC-assisted transactions	21,282	9,465
Loans transferred to repossessed vehicles	336	455

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010

(Unaudited)

NOTE 1.                BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited interim financial statements have been prepared in conformity with U.S. GAAP and industry practice.  Certain information in footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements filed on Form 10-K.

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

During 2010, MB Financial Bank acquired certain assets and assumed certain liabilities of Chicago-based Broadway Bank (“Broadway”) and Chicago-based New Century Bank (“New Century”) in loss-share transactions facilitated by the Federal Deposit Insurance Corporation (“FDIC”).  Under the loss-share agreements, MB Financial Bank will share in the losses on assets (loans and other real estate owned) covered under the agreement (referred to as “covered loans” and “covered other real estate owned”).  See Note 2 of the notes to our December 31, 2010 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2010 for additional information regarding these and other FDIC-assisted transactions.

NOTE 3.                COMPREHENSIVE INCOME

Comprehensive income includes net income, as well as the change in net unrealized gain on investment securities available for sale arising during the periods, net of tax.

The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010

Net income	$6,944	$947
Unrealized holding gains on investment securities, net of tax	331	14,515
Reclassification adjustments for losses (gains) included in net income, net of tax	2	(4,188)
Other comprehensive income, net of tax	333	10,327
Comprehensive income	$7,277	$11,274

NOTE 4.                EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is computed using the two-class method.  Basic earnings (loss) per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units have been issued.  Non-vested restricted stock awards and restricted stock units are considered participating securities to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock.  Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Due to the net loss available to common stockholders for the three months ended March 31, 2010, all of the dilutive stock based awards are considered anti-dilutive and not included in the computation of diluted earnings (loss) per share.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share (amounts in thousands, except common share data).

	Three Months Ended
	March 31,
	2011	2010
Distributed earnings allocated to common stock	$543	$513
Undistributed earnings allocated to common stock	6,387	431
Net earnings allocated to common stock	6,930	944
Less: preferred stock dividends and discount accretion	2,601	2,593
Net income (loss) allocated to common stock	4,329	(1,649)
Net earnings allocated to participating securities	14	3
Net earnings (loss) allocated to common stock and participating securities	$4,343	$(1,646)

Weighted average shares outstanding for basic earnings per common share	53,961,176	51,264,727
Dilutive effect of stock compensation	293,700	—
Weighted average shares outstanding for diluted earnings per common share	54,254,876	51,264,727

Basic earnings allocated to common stock per common share	$0.13	$0.02
Impact of preferred stock dividends on basic earnings (loss) per common share	(0.05)	(0.05)
Basic earnings (loss) per common share	0.08	(0.03)

Diluted earnings allocated to common stock per common share	$0.13	$0.02
Impact of preferred stock dividends on diluted earnings (loss) per common share	(0.05)	(0.05)
Diluted earnings (loss) per common share	0.08	(0.03)

NOTE 5.                INVESTMENT SECURITIES

Carrying amounts and fair values of investment securities are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2011:
Available for Sale
U.S. Government sponsored agencies and enterprises	$56,452	$583	$(64)	$56,971
States and political subdivisions	350,851	15,736	(1,106)	365,481
Residential mortgage-backed securities	1,247,663	22,506	(720)	1,269,449
Commercial mortgage-backed securities	10,508	11	—	10,519
Corporate bonds	6,019	—	—	6,019
Equity securities	10,169	46	—	10,215
	1,681,662	38,882	(1,890)	1,718,654
Held to Maturity
Residential mortgage-backed securities	102,206	128	—	102,334

Total	$1,783,868	$39,010	$(1,890)	$1,820,988

December 31, 2010:
Available for Sale
U.S. Government sponsored agencies and enterprises	$18,766	$693	$(25)	$19,434
States and political subdivisions	351,274	14,649	(991)	364,932
Residential mortgage-backed securities	1,174,500	22,716	(680)	1,196,536
Commercial mortgage-backed securities	521	9	—	530
Corporate bonds	6,140	—	—	6,140
Equity securities	10,093	78	—	10,171
Total	$1,561,294	$38,145	$(1,696)	$1,597,743

Unrealized losses on investment securities available for sale and the fair value of the related securities at March 31, 2011 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government sponsored agencies and enterprises	$33,298	$(64)	$—	$—	$33,298	$(64)
States and political subdivisions	31,571	(897)	2,234	(209)	33,805	(1,106)
Residential mortgage-backed securities	149,101	(718)	379	(2)	149,480	(720)
Totals	$213,970	$(1,679)	$2,613	$(211)	$216,583	$(1,890)

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2011 was 87.  Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether the Company is more likely than not to sell the security before recovery of its cost basis.

As of March 31, 2011, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, as of March 31, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated statement of operations.

Realized net (losses) gains on the sale of investment securities available for sale are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Realized gains	$—	$7,284
Realized losses	(3)	(418)
Net (losses) gains	$(3)	$6,866

The amortized cost and fair value of investment securities as of March 31, 2011 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value

Available for sale:
Due in one year or less	$11,261	$11,384
Due after one year through five years	107,707	113,180
Due after five years through ten years	252,068	261,202
Due after ten years	42,286	42,705
Equity securities	10,169	10,215
Residential and commercial mortgage-backed securities	1,258,171	1,279,968
	1,681,662	1,718,654
Held to maturity:
Residential mortgage-backed securities	102,206	102,334

Total	$1,783,868	$1,820,988

Investment securities available for sale with carrying amounts of $898.0 million and $877.2 million at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 6.                LOANS

Loans consist of the following at (in thousands):

	March 31,	December 31,
	2011	2010

Commercial loans	$1,154,451	$1,206,984
Commercial loans collateralized by assignment of lease payments	1,038,507	1,053,446
Commercial real estate	2,084,651	2,176,584
Residential real estate	335,423	328,482
Construction real estate	356,579	423,339
Indirect vehicle	175,058	175,664
Home equity	371,108	381,662
Consumer loans	74,585	59,320
Gross loans, excluding covered loans	5,590,362	5,805,481
Covered loans	777,634	812,330
Gross loans(1)	6,367,996	6,617,811
Allowance for loan losses	(178,410)	(192,217)
Loans, net	$6,189,586	$6,425,594

(1)          Gross loan balances at March 31, 2011 and December 31, 2010 are net of unearned income, including net deferred loan fees of $2.8 million and $3.3 million, respectively.

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

The Company’s extension of credit is governed by the credit risk policy which was established to control the quality of the Company’s loans.  These policies and procedures are reviewed and approved by the Board of Directors on a regular basis.

Commercial and Industrial Loans.  Commercial credit is extended primarily to middle market customers.  Such credits typically comprise working capital loans, loans for physical asset expansion, asset acquisition loans and other business loans. Loans to closely held businesses will generally be guaranteed in full or for a meaningful amount by the businesses’ principal owners. Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors.  Minimum standards and underwriting guidelines have been established for all commercial loan types.

Lease Loans.  The Company makes lease loans to both investment grade and non-investment grade companies.  Investment grade lessees are companies rated in one of the four highest categories by Moody’s Investor Services or Standard & Poor’s Rating Services or, in the event the related lessee has not received any such rating, where the related lessee would be viewed under the underwriting polices of the company as an investment grade company. Whether or not companies fall into this category, each lease loan is considered on its individual merit based on financial information available at the time of underwriting.

Commercial Real Estate Loans.  The Company’s goal is to create and maintain a high quality portfolio of commercial real estate loans with customers who meet the quality and relationship profitability objectives of the Company.  Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans.  These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property securing the loan.  Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

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

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2011 and December 31, 2010 (in thousands):

						Non-covered
						loans related
		30-59 Days	60-89 Days	Loans past due	Total	to FDIC
	Current	Past Due	Past Due	90 days or more	Past Due	Transactions (1)	Total

March 31, 2011:
Commercial	$1,128,918	$4,819	$1,702	$8,228	$14,749	$10,784	$1,154,451
Commercial collateralized by assignment of lease payments	1,032,159	5,350	—	998	6,348	—	1,038,507
Commercial real estate
Healthcare	183,519	—	—	4,181	4,181	—	187,700
Industrial	488,602	2,190	1,486	6,235	9,911	2,281	500,794
Multifamily	422,075	3,912	1,490	9,315	14,717	15,343	452,135
Retail	433,985	4,027	2,342	10,393	16,762	6,261	457,008
Office	189,127	3,882	329	5,553	9,764	2,125	201,016
Other	255,238	3,355	3,626	2,329	9,310	21,450	285,998
Residential real estate	315,644	1,794	1,175	12,430	15,399	4,380	335,423
Construction real estate	282,296	2,837	16,206	46,010	65,053	9,230	356,579
Indirect vehicles	173,181	1,100	389	388	1,877	—	175,058
Home equity	353,263	3,504	1,652	7,162	12,318	5,527	371,108
Consumer	73,545	14	1	557	572	468	74,585
Non-covered loans related to FDIC transactions (1)	44,601	760	581	31,907	33,248
Covered loans	464,549	30,424	17,498	265,163	313,085		777,634
Total loans	5,840,702	67,968	48,477	410,849	527,294		6,367,996
Less covered loans	(464,549)	(30,424)	(17,498)	(265,163)	(313,085)		(777,634)
Less non-covered loans related to FDIC transactions (1)	(44,601)	(760)	(581)	(31,907)	(33,248)
Total loans, excluding covered and non-covered loans	$5,331,552	$36,784	$30,398	$113,779	$180,961	$77,849	$5,590,362

Nonperforming loan classification	$165,922	$12,873	$26,350	$113,778	$153,001	$—	$318,923

December 31, 2010:
Commercial	$1,182,664	$1,593	$307	$9,822	$11,722	$12,598	$1,206,984
Commercial collateralized by assignment of lease payments	1,049,096	1,579	1,761	1,010	4,350	—	1,053,446
Commercial real estate
Healthcare	204,248	—	—	—	—	—	204,248
Industrial	508,026	6,603	102	6,338	13,043	2,312	523,381
Multifamily	428,948	1,814	1,373	13,040	16,227	15,603	460,778
Retail	445,961	1,732	759	19,420	21,911	6,472	474,344
Office	207,477	—	3,035	4,888	7,923	2,179	217,579
Other	271,335	1,204	—	2,342	3,546	21,373	296,254
Residential real estate	307,770	323	2,690	11,584	14,597	6,115	328,482
Construction real estate	349,178	9,383	—	55,831	65,214	8,947	423,339
Indirect vehicles	173,179	1,677	486	322	2,485	—	175,664
Home equity	364,105	2,600	1,020	7,966	11,586	5,971	381,662
Consumer	57,066	32	3	1,617	1,652	602	59,320
Non-covered loans related to FDIC transactions (1)	44,748	1,041	1,397	34,987	37,425	—
Covered loans	510,408	29,226	41,023	231,673	301,922	—	812,330
Total loans	6,104,209	58,807	53,956	400,840	513,603		6,617,811
Less covered loans	(510,408)	(29,226)	(41,023)	(231,673)	(301,922)		(812,330)
Less non-covered loans related to FDIC transactions (1)	(44,748)	(1,041)	(1,397)	(34,987)	(37,425)
Total loans, excluding covered and non-covered loans	$5,549,053	$28,540	$11,536	$134,180	$174,256	$82,172	$5,805,481

Nonperforming loan classification	$202,644	$19,153	$6,464	$134,180	$159,797	$—	$362,441

(1)          Loans related to the InBank and Corus Bank (“Corus”) FDIC-assisted transaction completed by MB Financial Bank in 2009.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
		Loans past due		Loans past due
		90 days or more		90 days or more
	Nonaccrual	and still accruing	Nonaccrual	and still accruing

Commercial	$38,588	$—	$51,005	$—
Commercial collateralized by assignment of lease payments	1,694	—	1,563	—
Commercial real estate:				—
Healthcare	4,181	—	—	—
Industrial	49,436	—	36,426	—
Multifamily	26,421	—	30,344	—
Office	22,047	—	9,959	—
Retail	12,514	—	46,857	—
Other	38,155	—	35,278	—
Residential real estate	16,696	—	15,950	—
Construction real estate	97,845	—	122,077	—
Indirect vehicles	1,278	—	1,245	1
Home equity	9,501	—	10,095	—
Consumer	567	—	1,642	—
Total	$318,923	$—	$362,441	$1

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.  Loans that are not rated are included in groups of homogeneous loans with similar risk and loss characteristics.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of March 31, 2011 and December 31, 2010 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total

March 31, 2011:
Commercial	$974,410	$41,365	$131,437	$7,239	$1,154,451
Commercial collateralized by assignment of lease payments	1,032,075	2,041	4,391	—	1,038,507
Commercial real estate
Healthcare	183,519	—	4,181	—	187,700
Industrial	373,498	30,631	95,868	797	500,794
Multifamily	377,605	16,033	58,497	—	452,135
Retail	371,693	21,148	63,126	1,041	457,008
Office	149,433	5,230	46,353	—	201,016
Other	219,343	8,130	58,525	—	285,998
Construction real estate	214,776	14,967	126,836	—	356,579
Total	$3,896,352	$139,545	$589,214	$9,077	$4,634,188

December 31, 2010:
Commercial	$1,011,395	$54,906	$132,608	$8,075	$1,206,984
Commercial collateralized by assignment of lease payments	1,048,787	2,360	2,299	—	1,053,446
Commercial real estate
Healthcare	199,337	—	4,911	—	204,248
Industrial	398,485	47,149	75,879	1,868	523,381
Multifamily	382,998	12,205	65,433	142	460,778
Retail	384,116	23,041	63,165	4,022	474,344
Office	159,117	18,208	40,254	—	217,579
Other	229,838	5,061	61,355	—	296,254
Construction real estate	236,959	21,170	165,210	—	423,339
Total	$4,051,032	$184,100	$611,114	$14,107	$4,860,353

		Special
	Pass	Mention	Substandard	Doubtful	Total

March 31, 2011:
Current	$3,886,762	$139,306	$457,325	$—	$4,483,393
Past due 30 - 59 days	8,162	239	21,971	—	30,372
Past due 60 - 89 days	1,428	—	25,753	—	27,181
Past due 90 days or more	—	—	84,165	9,077	93,242
Total	$3,896,352	$139,545	$589,214	$9,077	$4,634,188

December 31, 2010:
Current	$4,046,946	$182,631	$486,838	$—	$4,716,415
Past due 30 - 59 days	2,683	1,386	19,839	—	23,908
Past due 60 - 89 days	1,403	83	5,851	—	7,337
Past due 90 days or more	—	—	98,586	14,107	112,693
Total	$4,051,032	$184,100	$611,114	$14,107	$4,860,353

Approximately $290.9 million and $333.5 million of the substandard and doubtful loans were non-performing as of March 31, 2011 and December 31, 2010, respectively.

For consumer, residential real estate, home equity, and indirect vehicle loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2011 and December 31, 2010 (in thousands):

	Performing	Non-performing	Total

March 31, 2011:
Residential real estate	$318,727	$16,696	$335,423
Indirect vehicles	173,780	1,278	175,058
Home equity	361,607	9,501	371,108
Consumer	74,018	567	74,585
Total	$928,132	$28,042	$956,174

December 31, 2010:
Residential real estate	$312,532	$15,950	$328,482
Indirect vehicles	174,418	1,246	175,664
Home equity	371,567	10,095	381,662
Consumer	57,678	1,642	59,320
Total	$916,195	$28,933	$945,128

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011
	Unpaid			Allowance for	Average	Interest
	Principal	Recorded	Partial	Loan Losses	Recorded	Income
	Balance	Investment	Charge-offs	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial	$33,934	$16,420	$17,514	$—	$23,288	$20
Commercial collateralized by assignment of lease payments	1,369	894	475	—	1,392	7
Commercial real estate:
Healthcare	4,911	4,181	730	—	2,510	—
Industrial	49,463	37,265	12,198	—	30,781	35
Multifamily	23,577	17,040	6,537	—	19,245	98
Retail	35,187	31,394	3,793	—	34,362	—
Office	12,972	7,827	5,145	—	9,001	—
Other	29,256	29,081	175	—	29,425	—
Residential real estate	6,221	6,221	—	—	6,246	—
Construction real estate	139,452	74,247	65,205	—	129,286	—
Indirect vehicles	—	—	—	—	—	—
Home equity	3,077	3,077	—	—	3,162	—
Consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	28,342	22,239	6,103	6,802	13,632	80
Commercial collateralized by assignment of lease payments	800	800	—	170	581	16
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	18,012	13,383	4,629	2,336	8,937	—
Multifamily	15,186	11,510	3,676	3,622	12,295	105
Retail	12,042	8,418	3,624	2,405	10,435	—
Office	11,493	5,468	6,025	1,909	10,026	—
Other	13,930	9,636	4,294	9,990	10,666	2
Residential real estate	—	—	—	—	—	—
Construction real estate	34,524	23,599	10,925	10,307	44,749	—
Indirect vehicles	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	716	122	594	513	716	5
Total	$474,464	$322,822	$151,642	$38,054	$400,735	$368

	December 31, 2010
	Unpaid			Allowance for
	Principal	Recorded	Partial	Loan Losses
	Balance	Investment	Charge-offs	Allocated

With no related allowance recorded:
Commercial	$20,588	$19,031	$1,557	$—
Commercial collateralized by assignment of lease payments	1,125	650	475	—
Commercial real estate:
Healthcare	—	—	—	—
Industrial	25,124	21,974	3,150	—
Multifamily	14,319	11,626	2,693	—
Retail	40,549	29,096	11,453	—
Office	18,214	14,446	3,768	—
Other	3,392	2,350	1,042	—
Residential real estate	6,269	6,269	—	—
Construction real estate	126,940	76,145	50,795	—
Indirect vehicles	—	—	—	—
Home equity	1,691	1,691	—	—
Consumer	717	717	—	—
With an allowance recorded:
Commercial	55,331	33,257	22,074	8,823
Commercial collateralized by assignment of lease payments	913	913	—	122
Commercial real estate:
Healthcare	—	—	—	—
Industrial	17,221	14,895	2,326	4,213
Multifamily	28,201	20,338	7,863	5,409
Retail	31,552	19,467	12,085	5,214
Office	8,552	3,461	5,091	1,554
Other	36,593	33,483	3,110	8,489
Residential real estate	—	—	—	—
Construction real estate	82,047	45,557	36,490	18,002
Indirect vehicles	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$519,338	$355,366	$163,972	$51,826

Impaired loans include accruing restructured loans of $31.8 million and $22.5 million that have been modified and are performing in accordance with those modified terms as of March 31, 2011 and December 31, 2010, respectively.  Included in impaired loans were $60.9 million and $47.6 million of non-performing, restructured loans as of March 31, 2011 and December 31, 2010, respectively.  The decrease in impaired loans was primarily attributable to nonperforming loan outflow through charge-offs, paydowns, upgrades and transfers to other real estate owned.

The following table presents the activity in the allowance for loan losses, balance in allowance for loan losses and  recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and 2010 (in thousands):

		Commercial
		collateralized by
		assignment of	Commercial	Residential	Construction	Indirect	Home
	Commercial	lease payments	real estate	real estate	real estate	vehicles	equity	Consumer	Total
March 31, 2011:
Allowance for loan losses:

Beginning balance	$28,747	$6,424	$105,875	$5,104	$37,215	$3,157	$5,062	$633	$192,217
Charge-offs	(3,151)	—	(29,775)	(3,562)	(21,094)	(718)	(1,907)	(544)	(60,751)
Recoveries	2,565	66	1,534	7	2,026	325	48	373	6,944
Provision	(1,571)	22	26,160	4,001	9,373	384	1,491	140	40,000
Ending balance	$26,590	$6,512	$103,794	$5,550	$27,520	$3,148	$4,694	$602	$178,410

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,802	$170	$20,262	$—	$10,307	$—	$—	$513	$38,054
Collectively evaluated for impairment	19,788	6,342	83,532	5,550	17,213	3,148	4,694	89	140,356
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total ending allowance balance	$26,590	$6,512	$103,794	$5,550	$27,520	$3,148	$4,694	$602	$178,410

Loans:
Individually evaluated for impairment	$38,659	$1,694	$175,203	$6,221	$97,847	$—	$3,077	$121	$322,822
Collectively evaluated for impairment	1,138,350	1,036,813	2,129,235	329,202	289,754	175,058	368,031	125,894	5,592,337
Acquired with deteriorated credit quality	93,427	—	160,238	—	192,624	—	—	6,548	452,837
Total ending loans balance	$1,270,436	$1,038,507	$2,464,676	$335,423	$580,225	$175,058	$371,108	$132,563	$6,367,996

March 31, 2010:
Allowance for loan losses:

Beginning balance	$39,226	$8,726	$56,710	$2,934	$59,760	$3,230	$5,749	$737	$177,072
Charge-offs	(7,363)	(333)	(12,201)	(459)	(25,285)	(1,117)	(628)	(525)	(47,911)
Recoveries	724	—	186	41	113	301	59	2	1,426
Provision	5,883	1,632	12,946	418	25,062	791	36	432	47,200
Ending balance	$38,470	$10,025	$57,641	$2,934	$59,650	$3,205	$5,216	$646	$177,787

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,633	$490	$12,699	$—	$33,534	$—	$—	$—	$55,356
Collectively evaluated for impairment	29,837	9,535	44,942	2,934	26,116	3,205	5,216	646	122,431
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total ending allowance balance	$38,470	$10,025	$57,641	$2,934	$59,650	$3,205	$5,216	$646	$177,787

Loans:
Individually evaluated for impairment	$36,595	$1,453	$86,705	$—	$177,442	$—	$—	$—	$302,195
Collectively evaluated for impairment	1,173,154	959,017	2,322,373	302,308	381,173	178,644	401,570	105,361	5,823,600
Acquired with deteriorated credit quality	275,216	—	—	—	—	—	—	13,845	289,061
Total ending loans balance	$1,484,965	$960,470	$2,409,078	$302,308	$558,615	$178,644	$401,570	$119,206	$6,414,856

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

During the three months ended March 31, 2011 there was a provision to the allowance for loan losses and an equivalent charge-off of $1.2 million in relation to a pool of purchased credit-impaired loans.  Subsequent to this charge-off, the remaining balance in this pool was insignificant.  There was no allowance for loan losses in relation to purchased credit-impaired loans at March 31, 2011 and December 31, 2010.  The provision for loan losses and accompanying charge-off are included in the table above.

Changes in the accretable yield for purchased credit-impaired loans were as follows for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$40,796	$9,576
Accretion	(7,345)	(1,274)
Reclassifications and other	(144)	—
Balance at end of period	$33,307	$8,302

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

The carrying amount of covered loans and other purchased non-covered loans at March 31, 2011 consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table (in thousands):

	Purchased Credit-Impaired Loans	Purchased Non- Credit-Impaired Loans	Total
Covered loans:
Commercial related (1)	$40,520	$26,741	$67,261
Commercial (2)	21,228	27,496	48,724
Commercial real estate (2)	160,238	219,788	380,026
Construction real estate (2)	192,625	31,021	223,646
Other (2)	3,256	54,721	57,977
Total covered loans	$417,867	$359,767	$777,634

Estimated reimbursable amounts from the FDIC under the loss-share agreement	$128,457	$19,857	$148,314

Non covered loans:
Commercial related (3)	$31,679	$36,074	$67,753
Other	3,291	6,805	10,096
Total non-covered loans	$34,970	$42,879	$77,849

(1)          Covered commercial related loans include commercial, commercial real estate and construction real estate loans acquired by MB Financial Bank in the FDIC-assisted transactions involving Heritage Community Bank (“Heritage”) and Benchmark Bank (“Benchmark”) completed in 2009.

(2)          Includes New Century and Broadway covered loans.

(3)          Non covered commercial related loans include commercial, commercial real estate and construction real estate acquired by MB Financial Bank in the FDIC-assisted transactions involving InBank and Corus Bank completed in 2009.

Outstanding balances on purchased loans from the FDIC (both covered and non-covered loans) were $1.0 billion and $1.1 billion as of March 31, 2011 and December 31, 2010, respectively.  The related carrying amount on loans purchased from the FDIC was $855.5 million and $894.5 million as of March 31, 2011 and December 31, 2010, respectively.

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

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the three months ended March 31, 2011 or 2010.  Goodwill is tested for impairment at the reporting unit level.  All of our goodwill is allocated to MB Financial, Inc., which is the Company’s only applicable reporting unit for purposes of testing goodwill impairment.

The following table presents the changes in the carrying amount of goodwill during the three months ended March 31, 2011 and the year ended December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Balance at the beginning of the period	$387,069	$387,069
Goodwill from business combinations	—	—
Balance at the end of period	$387,069	$387,069

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had, as of March 31, 2011, a remaining weighted average amortization period of approximately five years.

The following table presents the changes during the three months ended March 31, 2011 in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of March 31, 2011 (in thousands):

March 31,
2011
Balance at beginning of period	$35,159
Amortization expense	(1,425)
Other intangibles from business combinations	—
Balance at end of period	$33,734

Gross carrying amount	$71,560
Accumulated amortization	(37,826)
Net book value	$33,734

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2011	$4,240
2012	5,010
2013	4,530
2014	3,514
2015	3,090
Thereafter	13,350
$33,734

NOTE 8.                NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASC Topic 310 “Receivables.”  New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance.  The Company adopted the period end disclosures provisions of the new authoritative guidance under ASC Topic 310 in the reporting period ending December 31, 2010.  Adoption of the new guidance did not have an impact on the Company’s statements of income and financial condition.  The Company adopted the disclosures provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011; the adoption did not have an impact on the Company’s statements of income and financial condition.  The disclosures related to loans modified in a troubled debt restructuring will be effective for the reporting periods after June 15, 2011 and will have no impact on the Company’s statements of income and financial condition.

ASC Topic 310 “Receivables,” Subtopic 310-40 “Troubled Debt Restructurings by Creditors.”  New authoritative accounting guidance under Subtopic 310-40, “Receivables — Troubled Debt Restructurings by Creditors” amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring.  The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The new authoritative guidance will be effective for the reporting periods after June 15, 2011 and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Adoption of the new guidance will have no significant impact on the Company’s statements of income and financial condition.

NOTE 9.                STOCK-BASED COMPENSATION

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010

Total cost of share-based payment plans during the period	$1,229	$1,242

Amount of related income tax benefit recognized in income	$501	$477

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In April 2007, the Omnibus Plan was modified to add 2,250,000 authorized shares for a total of 6,000,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Grants under the Omnibus Plan can be in the form of options intended to be incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash awards.  As of March 31, 2011, there were 678,703 shares available for grant, of which 262,590 shares may be granted for awards in the form of restricted stock, restricted stock units, performance shares, performance units or other stock-based awards.

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

The following table provides additional information about stock options outstanding for the three months ended March 31, 2011:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(In millions)

Options outstanding as of December 31, 2010	3,254,717	$28.31
Granted	5,518	$20.96
Exercised	(7,500)	$16.89
Expired or cancelled	(70,921)	$31.17
Forfeited	(131,271)	$28.89
Options outstanding as of March 31, 2011	3,050,543	$28.23	4.79	$2,407

Options exercisable as of March 31, 2011	1,631,151	$30.28	2.58	$850

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

The following assumptions were used for options granted during the three month period ended March 31, 2011:

March 31,
2011
Expected volatility	52.45%
Risk free interest rate	2.04%
Dividend yield	1.00%
Expected life	4years

Weighted average fair value per option of options granted during the period	$8.30

The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $30 thousand and $29 thousand, respectively.

The following is a summary of changes in restricted stock for the three months ended March 31, 2011:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Shares Outstanding at December 31, 2010	619,710	$14.35
Granted	13,307	19.83
Vested	(13,684)	11.70
Cancelled	(28,774)	12.24
Shares Outstanding at March 31, 2011	590,559	$14.64

During 2010, the Company issued 66,193 shares of performance-based restricted stock.  The performance component of the vesting terms requires that the closing price of the Company’s stock be at least $25.80 (150% of the closing price on the grant date) for ten consecutive trading days.  The performance component has not been satisfied as of March 31, 2011.  The terms of each award also include certain restrictions that may be applicable to the award recipient to the extent necessary to ensure that the award complies with the limitations on compensation to which the Company is currently subject as a result of its participation in the TARP Capital Purchase Program of the U.S. Department of the Treasury.  These restrictions, to the extent applicable, could result in a reduction in the number of shares comprising the award and/or affect the vesting of the award and transferability of the shares.  A Monte Carlo simulation model was used to value the performance based restricted stock awards at the time of issuance.

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

Effective January 1, 2010, the Company began issuing shares of common stock under the Omnibus Plan as Salary Stock, classified as other stock based awards, to certain executive officers.  This stock is fully vested as of the grant date and the related expense is included in salaries and employee benefits on the Consolidated Statements of Operations.  Salary Stock holders have all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends that may be paid thereon.  As a condition of receiving the Salary Stock, the holders entered into agreements with the Company providing that they may not sell or otherwise transfer the shares of Salary Stock for two years, except in the event of disability or death.  During the three months ended March 31, 2011, the Company issued 4,555 shares of Salary Stock at a weighted average issuance price of $19.43.

As of March 31, 2011, there was $6.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At March 31, 2011, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was two years.

NOTE 10.              DEPOSITS

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	March 31,		December 31,
	2011		2010
	Amount	Percent	Amount	Percent

Demand deposit accounts, noninterest bearing	$1,666,868	21%	$1,691,599	21%
NOW and money market accounts	2,712,314	34%	2,776,181	34%
Savings accounts	718,896	9%	697,851	8%
Certificates of deposit	2,273,447	29%	2,447,005	30%
Public funds deposit accounts	53,144	1%	72,112	1%
Brokered deposit accounts	467,337	6%	468,210	6%
Total	$7,892,006	100%	$8,152,958	100%

NOTE 11.              SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,		December 31,
	2011		2010
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Customer repurchase agreements	0.29%	$292,352	0.31%	$265,195
Federal Home Loan Bank advances	3.97%	2,828	3.81%	3,649
	0.33%	$295,180	0.36%	$268,844

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

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $2.8 million in fixed rate advances at March 31, 2011 and $3.6 million in fixed rate advances at December 31, 2010.  At March 31, 2011, the Company had one fixed rate advance with an effective interest rate of 4.25%.  At March 31, 2011, the advance had a maturity date of July 25, 2011.

NOTE 12.              LONG-TERM BORROWINGS

The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $173.4 million and $181.4 million at March 31, 2011 and December 31, 2010, respectively.  As of March 31, 2011, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87%.  At March 31, 2011, the advances had maturities ranging from June 2012 to April 2035.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  The Company may also pledge certain investment securities as collateral for advances based on market value.  As of March 31, 2011 and December 31, 2010, the Company had $235.0 million and $246.8 million, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances.  Additionally, as of March 31, 2011 and December 31, 2010, the Company had $40.0 million and $36.6 million, respectively, of investment securities pledged as collateral for long-term advances from the Federal Home Loan Bank.

The Company had notes payable to banks totaling $11.1 million and $13.1 million at March 31, 2011 and December 31, 2010, respectively, which as of March 31, 2011, were accruing interest at rates ranging from 3.51% to 10.00%.  Lease investments includes equipment with an amortized cost of $16.8 million and $19.0 million at March 31, 2011 and December 31, 2010, respectively, that is pledged as collateral on these notes.

The Company had a $40 million ten-year structured repurchase agreement as of March 31, 2011, which bears interest at a fixed rate borrowing of 4.75% and expires in 2016.

As of March 31, 2011, MB Financial Bank has a $50 million outstanding subordinated debt facility.  Interest is payable at a rate of 3 month LIBOR plus 1.70%.  The debt matures on October 1, 2017.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2011 (in thousands):

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

(2)          Amount does not include purchase accounting adjustments totaling a premium of $312 thousand associated with FOBB Capital Trust I and III.

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

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps with aggregate notional amounts of $9.4 million at March 31, 2011.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income and other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives, including foreign currency forward contracts, to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.  The notional amounts and fair values of open foreign currency forward contracts were not significant at March 31, 2011 and December 31, 2010.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable for March 31, 2011 and December 31, 2010 was approximately $30 thousand.  The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At March 31, 2011, the Company’s credit exposure relating to interest rate swaps was approximately $13.8 million, which is secured by the underlying collateral on customer loans.

The Company’s derivative financial instruments are summarized below as of March 31, 2011 and December 31, 2010 (dollars in thousands):

		March 31, 2011					December 31, 2010
				Weighted Average
	Balance Sheet	Notional	Estimated	Years to	Receive	Pay	Notional	Estimated
	Location	Amount	Fair Value	Maturity	Rate	Rate	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Pay fixed/receive floating swaps (1)	Other liabilities	$8,139	$(417)	2.0	2.40%	6.22%	$9,500	$633

Non-hedging derivative instruments (2)
Pay fixed/receive floating swaps	Other liabilities	267,144	(13,848)	4.8	1.69%	4.81%	261,020	(16,465)
Pay fixed/receive floating swaps	Other assets	22,851	51	8.1	2.54%	4.60%	—	—
Pay variable/receive fixed swaps	Other liabilities	22,851	(51)	8.1	4.60%	2.54%	—	—
Pay variable/receive fixed swaps	Other assets	265,907	13,751	4.8	4.81%	1.69%	261,020	16,465
Total portfolio swaps		$586,892	$(514)	5.0	3.26%	3.32%	$531,540	$633

(1) Hedged fixed-rate commercial real estate loans

(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in the consolidated statements of operations related to interest rate derivatives designated as hedges of fair value were as follows (dollars in thousands):

	Location of Gain	Three Months Ended
	Recognized in Income on	March 31,
	Derivatives	2011	2010

Interest rate swaps	Other income	$16	$—

Amounts included in the consolidated statements of operations related to non-hedging derivative instruments were as follows (dollars in thousands):

	Location of Loss	Three Months Ended
	Recognized in Income on	March 31,
	Derivatives	2011	2010

Interest rate swaps	Other income	$—	$(79)

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

At March 31, 2011 and December 31, 2010, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	March 31,	December 31,
	2011	2010
Commitments to extend credit:
Home equity lines	$303,744	$308,678
Other commitments	831,185	1,012,554

Letter of credit:
Standby	105,387	116,058
Commercial	2,676	2,970

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of March 31, 2011, the longest maturity for any standby letter of credit was December 31, 2015.  A fee of at least two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

Of the $108.1 million in letter of credit commitments outstanding at March 31, 2011, approximately $18.2 million of the letters of credit have been issued or renewed since December 31, 2010.

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

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  Investments in securities issued by states and political subdivisions also involve governmental entities primarily within the Company’s market area.  The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers.

Contingencies:  In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company’s consolidated financial statements.

As of March 31, 2011, the Company had approximately $3.7 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches and commitments to purchase branch facilities related to our FDIC-assisted transactions.

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

ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert expected future amounts, such as cash flows or earnings, to a single present value amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).  Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

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

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2011
Financial assets
Securities available for sale:
U.S. government sponsored agencies and enterprises	$56,971	$—	$56,971	$—
States and political subdivisions	365,481	—	365,481	—
Residential mortgage-backed securities	1,269,449	—	1,268,170	1,279
Commercial mortgage-backed securities	10,519	—	10,519	—
Corporate bonds	6,019	—	—	6,019
Equity securities	10,215	10,215	—	—
Assets held in trust for deferred compensation	6,808	6,808	—	—
Derivative financial instruments	13,802	—	13,802	—
Financial liabilities
Other liabilities (1)	6,808	6,808	—	—
Derivative financial instruments	14,316	—	14,316	—

December 31, 2010
Financial assets
Securities available for sale:
U.S. government sponsored agencies and enterprises	$19,434	$—	$19,434	$—
States and political subdivisions	364,932	1,905	363,027	—
Residential mortgage-backed securities	1,196,536	—	1,195,200	1,336
Commercial mortgage-backed securities	530	—	530	—
Corporate bonds	6,140	—	—	6,140
Equity securities	10,171	10,171	—	—
Assets held in trust for deferred compensation	6,520	6,520	—	—
Derivative financial instruments	16,465	—	16,465	—
Financial liabilities
Other liabilities (1)	6,520	6,520	—	—
Derivative financial instruments	15,832	—	15,832	—

(1) Liabilities associated with assets held in trust for deferred compensation

Approximately $1.8 million in states and political subdivisions bonds were transferred from a Level 1 category to a Level 2 category in the first quarter of 2011 based on third-party pricing methods.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Three Months Ended
(in thousands)	March 31, 2011	March 31, 2010

Balance, beginning of period	$7,476	$7,897
Transfer into Level 3	—	—
Net unrealized losses	—	—
Other comprehensive income	21	—
Principal payments	(199)	(47)
Impairment charge	—	—
	$7,298	$7,850

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

Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired real estate loans, the Company obtains a current external appraisal.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of March 31, 2011 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Loans held for sale	$11,533	$—	$—	$11,533
Impaired loans	247,734	—	—	247,734
Foreclosed assets	141,568	—	—	141,568
Branch property	1,097	—	—	1,097

Assets measured at fair value on a nonrecurring basis as of December 31, 2010 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Impaired loans	$267,005	$—	$—	$267,005
Foreclosed assets	116,221	—	—	116,221

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

Non-marketable securities — FHLB and FRB Stock: The carrying amounts reported in the balance sheet approximate fair value.

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

The estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$123,794	$123,794	$106,726	$106,726
Interest bearing deposits with banks	504,765	504,765	737,433	737,433
Investment securities available for sale	1,718,654	1,718,654	1,597,743	1,597,743
Investment securities held to maturity	102,206	102,334	—	—
Non-marketable securities - FHLB and FRB stock	80,186	80,186	80,186	80,186
Loans held for sale	11,533	11,533	—	—
Loans, net	6,189,586	6,112,738	6,425,594	6,330,229
Accrued interest receivable	32,881	32,881	35,158	35,158
Derivative financial instruments	13,802	13,802	16,465	16,465

Financial Liabilities:
Non-interest bearing deposits	$1,666,868	$1,666,868	$1,691,599	$1,691,599
Interest bearing deposits	6,225,138	6,239,181	6,461,359	6,480,269
Short-term borrowings	295,180	295,209	268,844	258,294
Long-term borrowings	275,327	283,546	285,073	294,623
Junior subordinated notes issued to capital trusts	158,563	99,359	158,571	92,286
Accrued interest payable	5,759	5,759	6,329	6,329
Derivative financial instruments	14,316	14,316	15,832	15,832

NOTE 17.              COMMON AND PREFERRED STOCK

The Series A Preferred Stock was issued in December 2008 as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program of the United States Department of the Treasury (“Treasury”).  The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Concurrent with issuing the Series A Preferred Stock, the Company issued to the Treasury a ten year warrant (the “Warrant”) to purchase 1,012,048 shares (subsequently reduced to 506,024 shares, as described below) of the Company’s Common Stock at an exercise price of $29.05 per share.

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

NOTE 18.              INCOME TAXES

The Company had an income tax benefit of $2.5 million for the three months ended March 31, 2011.  Approximately $2.1 million of the income tax benefit recognized in the first quarter of 2011 was due to an increase in deferred tax assets as a result of the Illinois corporate income tax rate increase which was enacted in the first quarter of 2011.

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

Overview

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses.  The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  Our net income is also affected by other income and other expenses.  During the periods under report, non-interest income or other income consisted of loan service fees, deposit service fees, net lease financing income, brokerage fees, trust and asset management fees, net gains (losses) on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net gain on sale of other assets, accretion of the indemnification asset and other operating income (loss).  Other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, FDIC insurance premiums, branch impairment charges, other real estate expenses (net of rental income) and other operating expenses.  Additionally, dividends on preferred shares reduce net income available to common stockholders.

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

The Company had net income of $6.9 million and net income available to common stockholders of $4.3 million for the first quarter of 2011, compared to a net income of $947 thousand and a net loss available to common stockholders of $1.6 million for the first quarter of 2010.  Our 2011 first quarter results generated an annualized return on average assets of 0.28% and an annualized return on average common equity of 1.53%, compared to 0.04% and (0.61%), respectively, for the same period in 2010.  Fully diluted income (loss) per common share for the first quarter of 2011 was $0.08 compared to ($0.03) per common share in the 2010 first quarter.

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

Allowance for Loan Losses.  Subject to the use of estimates, assumptions, and judgments in management’s evaluation process used to determine the adequacy of the allowance for loan losses, which combines several factors: management’s ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses.  Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly.  As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses.  Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management or require that adjustments be made to the allowance for loan losses, based on their judgments about information available to them at the time of their examination.  We believe the allowance for loan losses is adequate and properly recorded in the financial statements.  See “Allowance for Loan Losses” section below for further analysis.

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At March 31, 2011, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $16.8 million.  See Note 1 and Note 7 of the notes to our December 31, 2010 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2010 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of March 31, 2011, the Company had $92 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of March 31, 2011, the Company had $4 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

During the year ended December 31, 2010, the Company completed two FDIC-assisted transactions.  The Company recorded assets and liabilities at the estimated fair value as of the acquisition dates.  See Note 2 of the notes to our December 31, 2010 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2010 for additional information.

Goodwill.  The excess of the cost of an acquisition over the fair value of the net assets acquired consists of goodwill, and core deposit and client relationship intangibles.  See Note 9 of the notes to our December 31, 2010 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2010 for additional information regarding core deposit and client relationship intangibles.  The Company reviews goodwill and other intangible assets to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired, by comparing the carrying value of the asset with the anticipated future cash flows.

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the three months ended March 31, 2011 and 2010.

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

Results of Operations

First Quarter Results

The Company had net income of $6.9 million and net income available to common stockholders of $4.3 million for the first quarter of 2011 compared to net income of $947 thousand and a net loss available to common stockholders of $1.6 million for the first quarter of 2010.  The results for the first quarter of 2011 generated an annualized return on average assets of 0.28% and an annualized return on average common equity of 1.53% compared to 0.04% and (0.61%), respectively, for the same period in 2010.

Net interest income was $82.2 million for the three months ended March 31, 2011, an increase of $1.4 million, or 1.7% from $80.8 million for the comparable period in 2010.  See “Net Interest Margin” section below for further analysis.

Provision for loan losses was $40.0 million in the first quarter of 2011 as compared to $47.2 million in first quarter of 2010.  Net charge-offs were $53.8 million in the quarter ended March 31, 2011, compared to $46.5 million in the quarter ended March 31, 2010.

The underlying value of collateral on impaired loans continued to remain at depressed levels during the three months ended March 31, 2011.  Overall, the business environment has been adverse for an extended period of time for many households and businesses in the United States, including those in the Chicago metropolitan area.  Unemployment remains at elevated levels and real estate prices continue to be significantly lower than the peak of the market several years ago.  As a result of economic conditions, many commercial borrowers’ cash flows have declined due to higher vacancy rates and lower product demand.  Additionally, the values of real estate securing our loans have declined over this extended period.  These factors have caused us to continue to experience elevated loan charge-off rates and elevated provisions for loan losses.

See “Asset Quality” below for further analysis of the allowance for loan losses.

Other Income (in thousands):

	Three Months Ended
	March 31,		Increase/	Percentage
	2011	2010	(Decrease)	Change
Other income:
Loan service fees	$1,126	$1,284	$(158)	(12)%
Deposit service fees	10,069	8,848	1,221	14%
Lease financing, net	5,783	4,620	1,163	25%
Brokerage fees	1,419	1,245	174	14%
Trust and asset management fees	4,431	3,335	1,096	33%
Net (loss) gain on sale of investment securities available for sale	(3)	6,866	(6,869)	(100)%
Increase in cash surrender value of life insurance	968	671	297	44%
Net gain on sale of other assets	357	11	346	3,145%
Accretion of FDIC indemnification asset	1,831	—	1,831	NM
Other operating income	3,162	(423)	3,585	(848)%
Total other income	$29,143	$26,457	$2,686	10%

(NM — Not meaningful)

Other income increased by $2.7 million for the first quarter of 2011 compared to the first quarter of 2010, primarily due to increases in deposit service fees, lease financing, trust and asset management fees, accretion of FDIC indemnification asset and other operating income, partially offset by lower gains on sales of investment securities.  Core deposit service fees increased primarily due to an increase in treasury fees.  Net lease financing increased primarily due to an increase in the sales of third party equipment maintenance contracts.  Trust and asset management fees increased primarily due to an increase in assets under management, as a result of organic growth and an increase in the market value of assets under management.  The Broadway Bank and New Century Bank FDIC-assisted transactions resulted in accretion on the corresponding indemnification asset.  Prior year accretion related to the Heritage Bank and Benchmark Bank transactions was not significant.  Other operating income increased primarily due a decrease in impairments and net losses recognized on other real estate owned (“OREO”) from $3.3 million in the first quarter of 2010 to $372 thousand in the first quarter of 2011 and higher ATM and debit card fees.

Other Expense (in thousands):

	Three Months Ended
	March 31,		Increase /	Percentage
	2011	2010	(Decrease)	Change

Other expense:
Salaries and employee benefits	$37,447	$33,422	$4,025	12%
Occupancy and equipment expense	9,394	9,179	215	2%
Computer services expense	2,618	2,528	90	4%
Advertising and marketing expense	1,719	1,633	86	5%
Professional and legal expense	1,225	1,078	147	14%
Brokerage fee expense	328	462	(134)	(29)%
Telecommunication expense	935	908	27	3%
Other intangibles amortization expense	1,425	1,510	(85)	(6)%
FDIC insurance premiums	3,428	3,964	(536)	(14)%
Branch impairment charges	1,000	—	1,000	NM
Other real estate expense, net	398	685	(287)	(42)%
Other operating expenses	6,947	6,282	665	11%
Total other expenses	$66,864	$61,651	$5,213	8%

(NM — Not meaningful)

Other expense increased by $5.2 million from the first quarter of 2010 to the first quarter of 2011, primarily due to higher salaries and employee benefits expense.  Salaries and employee benefits expense increased due to problem loan remediation staff added throughout the prior year as well as staff added through the FDIC-assisted transactions completed in the second quarter of 2010.  FDIC insurance premiums decreased due to lower deposit balances.  Other expense during the first quarter of 2011 also includes a $1.0 million fixed asset impairment charge caused by our decision to close a branch.

Income Taxes

The Company had an income tax benefit of $2.5 million for the three months ended March 31, 2011 and 2010.  Approximately $2.1 million of the income tax benefit recognized in the first quarter of 2011 was due to an increase in deferred tax assets as a result of the Illinois corporate income tax rate increase which was enacted in the first quarter of 2011.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended March 31,
	2011			2010
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$6,331,678	$85,637	5.49%	$6,325,217	$80,999	5.19%
Loans exempt from federal income taxes (4)	128,959	2,353	7.30	116,408	2,135	7.34
Taxable investment securities	1,313,061	7,752	2.36	2,300,072	19,966	3.47
Investment securities exempt from federal income taxes (4)	348,831	5,146	5.90	360,658	5,274	5.85
Federal funds sold	—	—	—	1,428	2	0.56
Other interest bearing deposits	747,013	471	0.26	124,301	91	0.30
Total interest earning assets	8,869,542	$101,359	4.63	9,228,084	$108,467	4.77
Non-interest earning assets	1,329,084			1,121,580
Total assets	$10,198,626			$10,349,664

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$2,726,599	$2,486	0.37%	$2,708,718	$3,629	0.54%
Savings deposits	710,455	420	0.24	585,628	450	0.31
Time deposits	2,896,697	10,453	1.46	3,479,794	17,293	2.02
Short-term borrowings	265,844	217	0.33	253,438	345	0.55
Long-term borrowings and junior subordinated notes	436,975	2,953	2.70	483,937	3,339	2.76
Total interest bearing liabilities	7,036,570	$16,529	0.95	7,511,515	$25,056	1.35
Non-interest bearing deposits	1,672,003			1,454,263
Other non-interest bearing liabilities	143,775			100,454
Stockholders’ equity	1,346,278			1,283,432
Total liabilities and stockholders’ equity	$10,198,626			$10,349,664
Net interest income/interest rate spread (5)		$84,830	3.68%		$83,411	3.42%
Taxable equivalent adjustment		2,625			2,593
Net interest income, as reported		$82,205			$80,818
Net interest margin (6)			3.76%			3.55%
Tax equivalent effect			0.12%			0.12%
Net interest margin on a fully tax equivalent basis (6)			3.88%			3.67%

(1)          Non-accrual loans are included in average loans.

(2)          Interest income includes amortization of deferred loan origination fees of $1.3 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively.

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

Net interest income was $82.2 million for the three months ended March 31, 2011, an increase of $1.4 million, or 1.7% from $80.8 million for the comparable period in 2010.  The increase in net interest income was due to a decrease in our average cost of funds as a result of an improved deposit mix and downward repricing of interest bearing deposits.  The increase in the yield on loans for the first quarter of 2011 compared to the same period in the prior year was due to the loans acquired through the FDIC-assisted transactions completed in the second quarter of 2010.  Net interest income was negatively impacted by high levels of liquidity in the first quarter of 2011. The high liquidity level reflects our cautiousness in reinvesting cash in the current low interest rate environment.   Our non-performing loans reduced our net interest margin during the first quarter of 2011 and the first quarter of 2010 by approximately 19 basis points and 18 basis points, respectively.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011.  The ultimate impact of this legislation on the Company has not yet been determined.

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

	Three Months Ended
	March 31, 2011 Compared to March 31, 2010
	Change	Change
	Due to	Due to	Total
	Volume	Rate	Change
Interest Earning Assets:
Loans	$82	$4,556	$4,638
Loans exempt from federal income taxes (1)	229	(11)	218
Taxable investments securities	(6,998)	(5,216)	(12,214)
Investment securities exempt from federal income taxes (1)	(174)	46	(128)
Federal funds sold	(1)	(1)	(2)
Other interest bearing deposits	395	(15)	380
Total increase (decrease) in interest income	(6,467)	(641)	(7,108)
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	24	(1,167)	(1,143)
Savings deposits	85	(115)	(30)
Time deposits	(2,598)	(4,242)	(6,840)
Short-term borrowings	16	(144)	(128)
Long-term borrowings and junior subordinated notes	(318)	(68)	(386)
Total decrease in interest expense	(2,791)	(5,736)	(8,527)
Total increase in net interest income	$(3,676)	$5,095	$1,419

(1)          Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets decreased $249.0 million, or 2.4%, from $10.3 billion at December 31, 2010 to $10.1 billion at March 31, 2011.  Investment securities increased $223.1 million from December 31, 2010 to March 31, 2011 mostly as a result of deploying cash balances held at year end.  Total loans decreased by $249.8 million, or 3.8%, to $6.4 billion at March 31, 2011 from $6.6 billion at December 31, 2010.  See “Loan Portfolio” section below for further analysis.

Total liabilities decreased by $254.5 million, or 2.8% to $8.7 billion at March 31, 2011 from December 31, 2010.  Total deposits decreased by $261.0 million or 3.2% to $7.9 billion at March 31, 2011 from $8.2 billion at December 31, 2010.  Time deposits decreased by $193.4 million, or 6.5%, to $2.8 billion at March 31, 2011 from December 31, 2010.  The decrease in time deposits was related to rate sensitive customers whose certificates of deposit matured and were not renewed.

Total stockholders’ equity increased $5.5 million from December 31, 2010.  This increase was primarily due to the increase in earnings.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, as of the dates indicated (dollars in thousands):

	March 31,		December 31,		March 31,
	2011		2010		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial related credits:
Commercial loans	$1,154,451	18%	$1,206,984	18%	$1,378,873	21%
Commercial loans collateralized by assignment of lease payments (lease loans)	1,038,507	16%	1,053,446	16%	960,470	15%
Commercial real estate	2,084,651	33%	2,176,584	33%	2,409,078	38%
Construction real estate	356,579	6%	423,339	6%	558,615	9%
Total commercial related credits	4,634,188	73%	4,860,353	73%	5,307,036	83%
Other loans:
Residential real estate	335,423	5%	328,482	5%	302,308	5%
Indirect motorcycle	163,301	3%	161,761	2%	158,207	2%
Indirect automobile	11,757	0%	13,903	1%	20,437	1%
Home equity	371,108	6%	381,662	6%	401,570	6%
Consumer loans	74,585	1%	59,320	1%	70,247	1%
Total other loans	956,174	15%	945,128	15%	952,769	15%
Gross loans excluding covered loans	5,590,362	88%	5,805,481	88%	6,259,805	98%
Covered loans (1)	777,634	12%	812,330	12%	155,051	2%
Gross loans (2)	6,367,996	100%	6,617,811	100%	6,414,856	100%
Allowance for loan losses	(178,410)		(192,217)		(177,787)
Net loans	$6,189,586		$6,425,594		$6,237,069

(1)          Loans subject to loss-share with the FDIC are referred to as “covered loans.”

(2)          Gross loan balances at March 31, 2011, December 31, 2010, and March 31, 2010 were net of unearned income, including net deferred loan fees of $2.8 million, $3.3 million, and $4.3 million, respectively.

Asset Quality

The following table presents a summary of non-performing assets, excluding loans held for sale, as of the dates indicated (dollar amounts in thousands):

	March 31,	December 31,	March 31,
	2011	2010	2010
Non-performing loans:(1)
Non-accrual loans	$318,923	$362,441	$323,017
Loans 90 days or more past due, still accruing interest	—	1	150
Total non-performing loans	318,923	362,442	323,167

Other real estate owned(2)	80,107	71,476	41,589
Repossessed vehicles	139	82	250
Total non-performing assets	$399,169	$434,000	$365,006

Total allowance for loan losses (3)	$178,410	$192,217	$177,787
Partial charge-offs taken on non-performing loans	156,692	163,972	95,960
Allowance for loan losses, including partial charge-offs	$335,102	$356,189	$273,747

Total non-performing loans to total loans	5.01%	5.48%	5.04%
Total non-performing assets to total assets	3.96%	4.21%	3.58%
Allowance for loan losses to non-performing loans(1)	55.94%	53.03%	55.01%
Allowance for loan losses to non-performing loans, including partial charge-offs taken(4)	70.46%	67.66%	65.31%

(1)          This table excludes purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Corus, Benchmark, Broadway, and New Century FDIC-assisted transactions.  Purchased credit-impaired loans have evidence of deterioration in credit quality prior to acquisition.  Fair value of these loans as of the acquisition date includes estimates of credit losses.  These loans are accounted for on a pool basis, and the pools are considered to be performing.   This table also excludes loans held for sale. Non-performing loans at March 31, 2011 and December 31, 2010 exclude $31.8 million and $22.5 million, respectively, of accruing restructured loans that have been modified and are performing in accordance with those modified terms.  Non-performing loans at March 31, 2011 and December 31, 2010 include $60.9 million and $47.6 million, respectively, of restructured loans on non-accrual status.

(2)          This table excludes other real estate owned that is related to the Heritage, InBank, Benchmark, Broadway, and New Century FDIC-assisted transactions.  Other real estate owned related to the Heritage, Benchmark, Broadway, and New Century transactions, which totaled $59.5 million at March 31, 2011, $42.5 million at December 31, 2010, and $21.7 million at March 31, 2010, is subject to the loss-sharing agreements with the FDIC.

(3)          Includes $12.7 million for credit losses on unfunded commitments at March 31, 2011.

(4)          Calculated by adding partial charge-offs to both the numerator and denominator in the calculation.

The following table represents a summary of other real estate (“OREO”), excluding assets related to FDIC-assisted transactions, for the three months ended March 31, 2011 and 2010 (in thousands):

	March 31,
	2011	2010

Balance at beginning of period	$71,476	$36,711
Transfers in at fair value less estimated costs to sell	25,167	10,438
Fair value adjustments	(1,314)	(2,795)
Net gains (losses) on sales of OREO	945	(504)
Cash received upon disposition	(16,167)	(2,261)
Balance at end of period	$80,107	$41,589

The following table presents data related to non-performing loans, excluding purchased credit-impaired loans, by dollar amount and category at March 31, 2011 (dollar amounts in thousands):

	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Consumer Loans	Total Loans
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
$10.0 million or more	—	$—	2	$25,195	1	$17,328	$—	$42,523
$5.0 million to $9.9 million	2	16,245	3	16,597	2	18,312	—	51,154
$1.5 million to $4.9 million	3	5,827	13	42,055	19	50,748	1,575	100,205
Under $1.5 million	47	18,210	29	13,998	158	66,366	26,467	125,041
	52	$40,282	47	$97,845	180	$152,754	$28,042	$318,923

Percentage of individual loan category		1.84%		27.44%		7.33%	2.93%	5.01%

Specific reserves and partial charge-offs as a percentage of non-performing loans		46%		47%		32%

The following table presents data related to non-performing loans, excluding purchased credit-impaired loans, by dollar amount and category at December 31, 2010 (dollar amounts in thousands):

	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Consumer Loans	Total Loans
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
$10.0 million or more	—	$—	2	$29,695	2	$34,423	$—	$64,118
$5.0 million to $9.9 million	3	23,683	5	29,791	3	20,102	—	73,576
$1.5 million to $4.9 million	6	14,005	13	41,313	15	41,720	3,272	100,310
Under $1.5 million	45	14,880	30	21,278	144	62,619	25,661	124,438
	54	$52,568	50	$122,077	164	$158,864	$28,933	$362,442

Percentage of individual loan category		2.33%		28.84%		7.30%	3.06%	5.48%

Specific reserves and partial charge-offs as a percentage of non-performing loans		44%		47%		32%

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

At each quarter end, potential problem loans are reviewed, with adjustments made to the general calculated reserve for each loan as deemed necessary.  See discussion in “Specific Reserve” section below.

The general loss reserve was $126.4 million as of March 31, 2011 and December 31, 2010.  Reserves on impaired loans are included in the “Specific Reserve” section below.  See additional discussion in “Potential Problem Loans” below.

Specific Reserves.  Our allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

At each quarter-end, impaired loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing each loan.  Generally, the Company obtains a current external appraisal (within 12 months) on real estate secured impaired loans.  Other valuation techniques are used as well, including internal valuations, comparable property analyses and contractual sales information.  For appraisals that are more than six months old, we may further discount appraisal values.  This discount is based on our evaluation of market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.  As of March 31, 2011, almost all appraisals were completed within the previous 12 months.

The total specific reserve component of the allowance was $38.1 million as of March 31, 2011 and $51.8 million as of December 31, 2010.  The decrease in specific reserve reflects additional partial charge-offs taken on impaired loans. See discussion in “First Quarter Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

Smaller Balance Homogenous Loans.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one-year time horizon.  The reserves for smaller balance homogenous loans totaled $13.9 million at March 31, 2011, and $14.0 million at December 31, 2010.

We consistently apply our methodology for determining the appropriateness of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the loan portfolio.  In this regard, we periodically review the following in order to validate our allowance for loan losses: historical net charge-offs as they relate to prior allowance for loan loss, comparison of historical migration years to the current migration year, and any significant changes in loan concentrations.  In reviewing this data, we adjust qualitative factors within our allowance methodology to appropriately reflect any changes warranted by the validation process.

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2011	2010
Balance at the beginning of period	$192,217	$177,072
Provision for loan losses	40,000	47,200
Charge-offs:
Commercial loans	(3,151)	(7,363)
Commercial loans collateralized by assignment of lease payments (lease loans)	—	(333)
Commercial real estate loans	(29,775)	(12,201)
Construction real estate	(21,094)	(25,285)
Residential real estate	(3,562)	(459)
Indirect vehicle	(718)	(1,117)
Home equity	(1,907)	(628)
Consumer loans	(544)	(525)
Total charge-offs	(60,751)	(47,911)
Recoveries:
Commercial loans	2,565	724
Commercial loans collateralized by assignment of lease payments (lease loans)	66	—
Commercial real estate loans	1,534	186
Construction real estate	2,026	113
Residential real estate	7	41
Indirect vehicle	325	301
Home equity	48	59
Consumer loans	373	2
Total recoveries	6,944	1,426

Total net charge-offs	(53,807)	(46,485)

Balance (1)	$178,410	$177,787

Total loans, excluding loans held for sale	$6,367,996	$6,414,856
Average loans, excluding loans held for sale	$6,460,509	$6,441,625

Ratio of allowance for loan losses to total loans, excluding loans held for sale	2.80%	2.77%
Ratio of allowance for loan losses to total loans, including partial charge-offs, and excluding loans held for sale	5.46%	4.20%
Net loan charge-offs to average loans, excluding loans held for sale (annualized)	3.38%	2.93%

(1)          Includes $12.7 million for credit losses on unfunded commitments at March 31, 2011.

Net charge-offs increased $7.3 million to $53.8 million in the three months ended March 31, 2011 compared to $46.5 million in the three months ended March 31, 2010.  As noted in “First Quarter Results,” elevated levels of charge-offs were primarily due to continued weakness of our borrowers’ ability to repay and continued deterioration in the value of collateral securing impaired loans.

Provision for loan losses decreased by $7.2 million to $40.0 million in the three months ended March 31, 2011 from $47.2 million in the same period of 2010.  The provisions for loan losses were primarily the result of migration of loans to non-performing status and the deterioration in the value of collateral securing non-performing loans.  The decrease in the provision from the quarter ended March 31, 2010 was due primarily to appraisal values on underlying collateral beginning to stabilize during the past several quarters.  See discussion in “First Quarter Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

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

Potential Problem Loans

We define potential problem loans as performing loans rated substandard, that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of March 31, 2011, and December 31, 2010 were approximately $307.4 million, and $291.7 million, respectively.  Our potential problem loans would have decreased during the first quarter; however, approximately $29 million in loans were upgraded from nonperforming to potential problem status during the quarter.

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

Lease investments by categories follow (in thousands):

	March 31,	December 31,	March 31,
	2011	2010	2010
Direct finance leases:
Minimum lease payments	$61,724	$64,525	$68,696
Estimated unguaranteed residual values	7,355	7,387	8,023
Less: unearned income	(6,372)	(6,801)	(7,317)
Direct finance leases (1)	$62,707	$65,111	$69,402

Leveraged leases:
Minimum lease payments	$15,189	$13,819	$17,296
Estimated unguaranteed residual values	2,638	2,842	4,340
Less: unearned income	(1,319)	(1,295)	(1,608)
Less: related non-recourse debt	(13,802)	(13,089)	(16,494)
Leveraged leases (1)	$2,706	$2,277	$3,534

Operating leases:
Equipment, at cost	$229,157	$224,343	$234,634
Less: accumulated depreciation	(99,975)	(97,437)	(95,705)
Lease investments, net	$129,182	$126,906	$138,929

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $11.1 million at March 31, 2011, $13.1 million at December 31, 2010, and $18.2 million at March 31, 2010.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,565 leases at March 31, 2011 compared to 2,564 leases at December 31, 2010, and 2,573 leases at March 31, 2010.  The average residual value per lease schedule was approximately $22 thousand at March 31, 2011, $21 thousand at December 31, 2010, and $22 thousand at March 31, 2010.  The average residual value per master lease schedule was approximately $170 thousand at March 31, 2011, $168 thousand at December 31, 2010, and $205 thousand at March 31, 2010.

At March 31, 2011, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
	Finance	Leveraged	Operating
	Leases	Leases	Leases	Total
End of initial lease term December 31,
2011	$1,624	$636	$11,489	$13,749
2012	1,889	1,180	10,547	13,616
2013	1,813	694	7,207	9,714
2014	1,502	114	8,793	10,409
2015	388	8	4,577	4,973
Thereafter	139	6	2,891	3,036
	$7,355	$2,638	$45,504	$55,497

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	At March 31, 2011		At December 31, 2010		At March 31, 2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for sale
U.S. Government sponsored agencies and enterprises	$56,452	$56,971	$18,766	$19,434	$54,672	$55,716
States and political subdivisions	350,851	365,481	351,274	364,932	362,453	375,523
Residential mortgage-backed securities	1,247,663	1,269,449	1,174,500	1,196,536	1,696,082	1,707,917
Commercial mortgage-backed securities	10,508	10,519	521	530	587	595
Corporate bonds	6,019	6,019	6,140	6,140	6,356	6,356
Equity securities	10,169	10,215	10,093	10,171	4,318	4,384
	1,681,662	1,718,654	1,561,294	1,597,743	2,124,468	2,150,491
Held to maturity
Residential mortgage-backed securities	102,206	102,334	—	—	—	—

Total	$1,783,868	$1,820,988	$1,561,294	$1,597,743	$2,124,468	$2,150,491

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash.  Net cash provided by operating activities increased by $26.9 million to $49.2 million for the three months ended March 31, 2011 from the three months ended March 31, 2010.  The increase was primarily due to the increase in earnings and less of a decrease in other liabilities.

Cash flows from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales, the impact of acquisitions and FDIC-assisted transactions.  Net cash used in investing activities was $17.3 million for the three months ended March 31, 2011 compared to net cash provided by investing activities of $790.4 million for the three months ended March 31, 2010.  The decrease was primarily due a decrease in cash provided by sales of our investment securities.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the three months ended March 31, 2011, the Company had net cash flows used in financing activities of $247.5 million compared to net cash flows used in financing activities of $670.7 million for the three months ended March 31, 2010.  The change in cash flows from financing activities was primarily due to less of a decrease in deposits, as during the three months ended March 31, 2010, we experienced a run-off of higher rate certificates of deposit assumed in the Corus FDIC-assisted transaction.

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

In the event that additional short-term liquidity is needed or the Company is unable to retain brokered deposits, MB Financial Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at March 31, 2011, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $185.0 million for a short time from these banks on a collective basis.  MB Financial Bank is a member of Federal Home Loan Bank of Chicago (FHLB).  As of March 31, 2011, the Company had $176.3 million outstanding in FHLB advances and could borrow an additional amount of approximately $292.2 million.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of March 31, 2011, the Company had approximately $866.2 million of unpledged investment securities, excluding investment securities available for pledge at the FHLB.

See Notes 11 and 12 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.  There were no material changes outside the ordinary course of business in the Company’s contractual obligations at March 31, 2011 as compared to December 31, 2010.

At March 31, 2011, the Company’s total risk-based capital ratio was 18.33%; Tier 1 capital to risk-weighted assets ratio was 16.31%; and Tier 1 capital to average asset ratio was 11.00%.  MB Financial Bank’s total risk-based capital ratio was 16.18%; Tier 1 capital to risk-weighted assets ratio was 14.14%; and Tier 1 capital to average asset ratio was 9.51%.  MB Financial Bank, N.A. was categorized as “Well-Capitalized” at March 31, 2011 under the regulations of the Office of the Comptroller of the Currency.

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

Forward-Looking Statements

When used in this Annual Report on Form 10-Q and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made.  These statements may relate to MB Financial, Inc.’s future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items.  By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2011 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2011 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10% and 5%, respectively, in the first three months, 14%, 26%, and 16%, respectively, in the next nine months, 57%, 58% and 58%, respectively, from one year to five years, and 25%, 7%, and 21%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$502,682	$624	$1,459	$—	$504,765
Investment securities	220,061	308,206	1,123,804	248,975	1,901,046
Loans held for sale	11,533	—	—	—	11,533
Loans, including covered loans	2,798,822	1,169,750	2,236,302	163,122	6,367,996
Total interest earning assets	$3,533,098	$1,478,580	$3,361,565	$412,097	$8,785,340

Interest Bearing Liabilities:
NOW and money market deposits accounts	$217,142	$608,956	$1,561,167	$325,049	$2,712,314
Savings deposits	36,946	111,241	416,525	154,184	718,896
Time deposits	728,068	1,183,938	784,645	97,277	2,793,928
Short-term borrowings	32,368	82,910	161,698	18,204	295,180
Long-term borrowings	60,714	30,268	181,278	3,067	275,327
Junior subordinated notes issued to capital trusts	152,065	—	—	6,498	158,563
Total interest bearing liabilities	$1,227,303	$2,017,313	$3,105,313	$604,279	$6,954,208

Rate sensitive assets (RSA)	$3,533,098	$5,011,678	$8,373,243	$8,785,340	$8,785,340
Rate sensitive liabilities (RSL)	$1,227,303	$3,244,616	$6,349,929	$6,954,208	$6,954,208
Cumulative GAP (GAP=RSA-RSL)	$2,305,795	$1,767,062	$2,023,314	$1,831,132	$1,831,132

RSA/Total assets	35.08%	49.76%	83.14%	87.23%	87.23%
RSL/Total assets	12.19%	32.22%	63.05%	69.05%	69.05%
GAP/Total assets	22.89%	17.55%	20.09%	18.18%	18.18%
GAP/RSA	65.26%	35.26%	24.16%	20.84%	20.84%

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over Once Year Horizon
Changes in	At March 31, 2011		At December 31, 2010
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$6,408	1.90%	$1,607	0.50%
+ 1.00%	$2,449	0.70%	$473	0.10%

In the interest rate sensitivity table above, changes in net interest income between March 31, 2011 and December 31, 2010 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to certificates of deposit in a rising rate environment.

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

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2011 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II. — OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended March 31, 2011 with respect to our repurchases of our outstanding common shares:

			Number of Shares	Maximum Number of
			Purchased as Part	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs

January 1, 2011 - January 31, 2011	—	$—	—	—

February 1, 2011 - February 28, 2011	—	$—	—	—

March 1, 2011 - March 31, 2011	3,884	$20.42	—	—

Totals	3,884		—

(1)          Represents shares of restricted stock withheld upon vesting to satisfy tax withholding obligations.

Item 6. - Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.

Date: May 3, 2011	By:	/s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2011	By:	/s/ Jill E. York
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

2.2

Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Corus Bank, National Association, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of September 11, 2009 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2010 (File No.0-24566-01))

2.3

Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Broadway Bank, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of April 23, 2010 (incorporated herein by reference to Exhibit 2.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-24566-01))

2.4

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

3.2	By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2011 (File No. 0-24566-01))

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

4.3

Warrant to purchase shares of the Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 (File No.0-24566-01))

10.1

Letter Agreement, dated as of December 5, 2008, between the Registrant and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 (File No.0-24566-01))

10.2

Amended and Restated Employment Agreement between the Registrant and Mitchell Feiger (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.3

Employment Agreement between MB Financial Bank, N.A. and Burton J. Field (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0-24566-01))

10.4

Form of Change and Control Severance Agreement between MB Financial Bank, National Association and Jill E. York (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

Exhibit Number	Description

10.4B

Form of Change and Control Severance Agreement between MB Financial Bank, National Association and each of Burton J. Field, Larry J. Kallembach, Brian J. Wildman, Rosemarie Bouman and Susan G. Peterson (incorporated herein by reference to Exhibit 10.4B to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.4C	Form of Change and Control Severance Agreement between MB Financial Bank, National Association and each of Mark A. Heckler and Edward F. Milefchik*

10.5

Form of Letter Agreement dated December 4, 2008 between MB Financial, Inc. and each of Mitchell Feiger, Jill E. York, Burton Field, Larry J. Kallembach, Brian Wildman, Rosemarie Bouman, and Susan Peterson relating to the TARP Capital Purchase Program (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.5A

Form of Compensation Amendment and Waiver Agreement under the TARP Capital Purchase Program dated July 2009 between MB Financial, Inc. and certain employees (incorporated herein by reference to Exhibit 10.5A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 0-24566-01))

10.5B	Form of Compensation Amendment and Waiver Agreement under the TARP Capital Purchase Program between MB Financial, Inc. and each of Mark A. Heckler and Edward F. Milefchik*

10.6	Coal City Corporation 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-4 (No. 333-64584))

10.6A

Amendment to Coal City Corporation 1995 Stock Option Plan ((incorporated herein by reference to Exhibit 10.6A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.7

MB Financial, Inc. Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”) (incorporated herein by reference to the Registrant’s definitive proxy statement filed on March 23, 2007 (File No. 0-24566-01))

10.8

MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.9

MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.10

Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 1996 of MB Financial, Inc., a Delaware corporation then known as Avondale Financial Corp. (File No. 0-24566))

10.11

Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Mitchell Feiger (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.11A

Form of Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock between MB Financial, Inc. and Rosemarie Bouman, Burton J. Field, Mark A. Heckler, Larry J. Kallembach, Edward F. Milefchik, Susan G. Peterson and Brian J. Wildman *

10.12

Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Jill E. York (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.13

Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

Exhibit Number	Description

10.13A

Amendment to Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo ((incorporated herein by reference to Exhibit 10.13A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.14

First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit B to the definitive proxy statement filed by First SecurityFed Financial, Inc. on March 24, 1998 (File No. 0-23063))

10.14A

Amendment to First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan ((incorporated herein by reference to Exhibit 10.14A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.15

Form of Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Burton J. Field, Jill E. York, Larry J. Kallembach, Brian Wildman, and Susan Peterson (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.15A

Tax Gross Up Agreement between the Registrant and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.15A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.16

Form of Incentive Stock Option Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.17

Form of Non-Qualified Stock Option Agreement for Directors under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.18

Form of Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.18A

Amendment to Form of Incentive Stock Option Agreement and Form of Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.18A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.18B

Form of Performance-Based Restricted Stock Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.18B to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 0-24566-01))

10.18C

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

10.21A

Amendment to First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan ((incorporated herein by reference to Exhibit 10.21A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.22

First Oak Brook Bancshares, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by First Oak Brook on October 25, 1999 (File No. 333-89647))

10.22A

Amendment to First Oak Brook Bancshares, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 10.22A to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 filed on May 15, 2007 (File No. 0-24566-01))

10.24	Reserved.

10.25	Reserved.

10.26	Reserved.

10.27

First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-14468))

10.27A

Amendment to First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.27A to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 filed on May 15, 2007)

10.29

Form of Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.10 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-14468))

10.29A

First Amendment to Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman ((incorporated herein by reference to Exhibit 10.28A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed March 2, 2007 (File No. 0-24566-01))

10.29B

Second Amendment to Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman ((incorporated herein by reference to Exhibit 10.28B to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed March 2, 2007 (File No. 0-24566-01))

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)*

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)*

32	Section 1350 Certifications*

Exhibit Number	Description

101

The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 3, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements*

*        Filed herewith.