Form 10-Q
period 2011-06-30
MB FINANCIAL INC /MD
filed 2011-08-01
CIK 1139812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were outstanding 54,474,470 shares of the registrant’s common stock as of August 1, 2011.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2011

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except common share data)

	(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$129,942	$106,726
Interest bearing deposits with banks	513,378	737,433
Total cash and cash equivalents	643,320	844,159
Investment securities:
Securities available for sale, at fair value	1,889,082	1,597,743
Securities held to maturity, at amortized cost ($231,974 fair value at June 30, 2011)	230,154	—
Non-marketable securities - FHLB and FRB stock	80,815	80,186
Total investment securities	2,200,051	1,677,929

Loans:
Total loans, excluding covered loans	5,182,359	5,805,481
Covered loans	755,670	812,330
Total loans	5,938,029	6,617,811
Less: allowance for loan losses	130,057	192,217
Net Loans	5,807,972	6,425,594
Lease investment, net	139,391	126,906
Premises and equipment, net	210,901	210,886
Cash surrender value of life insurance	126,938	125,046
Goodwill, net	387,069	387,069
Other intangibles, net	32,318	35,159
Other real estate owned, net	88,185	71,476
Other real estate owned related to FDIC transactions	69,920	44,745
FDIC indemnification asset	119,837	215,460
Other assets	151,833	155,935
Total assets	$9,977,735	$10,320,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$1,776,873	$1,691,599
Interest bearing	5,941,710	6,461,359
Total deposits	7,718,583	8,152,958
Short-term borrowings	235,733	268,844
Long-term borrowings	275,559	285,073
Junior subordinated notes issued to capital trusts	158,554	158,571
Accrued expenses and other liabilities	243,962	110,132
Total liabilities	8,632,391	8,975,578
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 1,000,000 shares at June 30, 2011 and December 31, 2010; series A, 5% cumulative perpetual, 196,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, $1,000 liquidation value)	194,407	194,104
Common stock, ($0.01 par value; authorized 70,000,000 shares at June 30, 2011 and December 31, 2010; issued 54,645,689 shares at June 30, 2011 and 54,576,043 at December 31, 2010)	546	546
Additional paid-in capital	728,244	725,400
Retained earnings	396,081	402,810
Accumulated other comprehensive income	27,322	22,233
Less: 194,684 and 145,449 shares of treasury stock, at cost, at June 30, 2011 and December 31, 2010	(3,771)	(2,828)
Controlling interest stockholders’ equity	1,342,829	1,342,265
Noncontrolling interest	2,515	2,521
Total stockholders’ equity	1,345,344	1,344,786
Total liabilities and stockholders’ equity	$9,977,735	$10,320,364

See accompanying Notes to Consolidated Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except common share data) (Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Interest income:
Loans	$84,114	$94,699	$171,281	$177,086
Investment securities:
Taxable	10,290	12,154	18,042	32,120
Nontaxable	3,443	3,403	6,788	6,831
Federal funds sold	—	—	—	2
Other interest bearing accounts	258	185	728	276
Total interest income	98,105	110,441	196,839	216,315
Interest expense:
Deposits	11,746	20,283	25,105	41,655
Short-term borrowings	239	264	456	609
Long-term borrowings and junior subordinated notes	3,713	3,213	6,666	6,552
Total interest expense	15,698	23,760	32,227	48,816
Net interest income	82,407	86,681	164,612	167,499
Provision for credit losses	61,250	85,000	101,250	132,200
Net interest income after provision for credit losses	21,157	1,681	63,362	35,299
Other income:
Loan service fees	2,812	2,042	3,938	3,326
Deposit service fees	9,023	9,461	19,053	18,309
Lease financing, net	6,861	5,026	12,644	9,646
Brokerage fees	1,615	1,129	3,034	2,374
Trust and asset management fees	4,455	3,536	8,886	6,871
Net gain on sale of investment securities available for sale	232	2,304	229	9,170
Increase in cash surrender value of life insurance	1,451	706	2,419	1,377
Net gain (loss) on sale of other assets	13	(99)	370	(88)
Acquisition related gains	—	62,649	—	62,649
Accretion of FDIC indemnification asset	1,339	3,067	3,170	3,067
Other operating income	1,344	2,885	4,545	2,462
Total other income	29,145	92,706	58,288	119,163
Other expense:
Salaries and employee benefits	37,815	37,104	75,590	70,526
Occupancy and equipment expense	8,483	8,928	17,877	18,107
Computer services expense	2,633	3,322	5,143	5,850
Advertising and marketing expense	1,748	1,639	3,467	3,272
Professional and legal expense	1,853	1,370	3,078	2,448
Brokerage fee expense	574	420	1,057	882
Telecommunication expense	937	964	1,872	1,872
Other intangibles amortization expense	1,416	1,505	2,841	3,015
FDIC insurance premiums	3,502	3,833	6,930	7,797
Branch impairment charges	—	—	1,000	—
Other real estate expense, net	1,251	417	1,649	1,102
Other operating expenses	6,516	6,530	13,088	12,812
Total other expense	66,728	66,032	133,592	127,683
(Loss) income before income taxes	(16,426)	28,355	(11,942)	26,779
Income taxes	(9,060)	9,158	(11,520)	6,635
Net (loss) income	$(7,366)	$19,197	$(422)	$20,144
Dividends and discount accretion on preferred shares	2,602	2,594	5,203	5,187
Net (loss) income available to common stockholders	$(9,968)	$16,603	$(5,625)	$14,957

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Common share data:
Net (loss) income per basic common share	$(0.14)	$0.36	$(0.01)	$0.39
Impact of preferred stock dividends on basic (loss) earnings per common share	(0.04)	(0.05)	(0.09)	(0.10)
Basic (loss) earnings per common share	(0.18)	0.31	(0.10)	0.29

Net (loss) income per diluted common share	(0.14)	0.36	(0.01)	0.38
Impact of preferred stock dividends on diluted (loss) earnings per common share	(0.04)	(0.05)	(0.09)	(0.10)
Diluted (loss) earnings per common share	(0.18)	0.31	(0.10)	0.28

Weighted average common shares outstanding	54,002,979	52,702,779	53,982,193	51,987,725
Diluted weighted average common shares outstanding	54,002,979	53,034,426	53,982,193	52,332,142

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	Six months ended
	June 30,	June 30,
	2011	2010
Cash Flows From Operating Activities:
Net (loss) income	$(422)	$20,144
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation on premises and equipment	6,500	5,737
Depreciation on leased equipment	20,796	21,162
Compensation expense for restricted stock awards	1,406	1,489
Compensation expense for stock option grants	636	1,042
(Gain) loss on sales of premises and equipment and leased equipment	(941)	657
Amortization of other intangibles	2,841	3,015
Provision for loan losses	101,250	132,200
Deferred income tax benefit	(10,473)	(9,771)
Amortization of premiums and discounts on investment securities, net	18,896	16,371
Accretion of premiums and discounts on loans, net	(291)	(507)
Accretion of FDIC indemnification asset	(3,170)	(3,067)
Branch impairment charges	1,000	—
Net gain on sale of investment securities available for sale	(229)	(9,170)
Proceeds from sale of loans held for sale	224,855	18,463
Origination of loans held for sale	(17,778)	(18,191)
Net gains on sale of loans held for sale	(1,337)	(272)
Acquisition related gain	—	(62,649)
Net (gain) loss on sales of other real estate owned	(734)	452
Fair value adjustments on other real estate owned	4,731	2,795
Net loss on sales of other real estate owned related to FDIC-assisted transactions	1,020	527
Increase in cash surrender value of life insurance	(1,892)	(1,377)
Decrease in other assets, net	17,093	11,031
Increase in other liabilities, net	1,994	13,738
Net cash provided by operating activities	365,751	143,819
Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	11,360	898,669
Proceeds from maturities and calls of investment securities available for sale	176,599	228,857
Purchase of investment securities available for sale	(442,678)	(6,511)
Proceeds from maturities and calls of investment securities held to maturity	298	—
Purchase of investment securities held to maturity	(164,987)	—
Purchase of non-marketable securities - FHLB and FRB stock	(628)	—
Net decrease in loans	249,195	94,899
Purchases of premises and equipment	(8,501)	(8,843)
Purchases of leased equipment	(32,917)	(19,162)
Proceeds from sales of premises and equipment	1,357	2,357
Proceeds from sales of leased equipment	417	929
Proceeds from sale of other real estate owned	20,221	14,688
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	7,604	—
Principal paid on lease investments	(211)	(1,676)
Net cash paid in FDIC-assisted acquisitions	—	(410,856)
Net proceeds from FDIC related to covered assets	98,793	5,753
Net cash (used in) provided by investing activities	(84,078)	799,104
Cash Flows From Financing Activities:
Net decrease in deposits	(434,375)	(970,009)
Net decrease in short-term borrowings	(33,111)	(21,830)
Proceeds from long-term borrowings	2,726	1,828
Principal paid on long-term borrowings	(12,240)	(26,608)
Issuance of common stock	—	55,780
Treasury stock transactions, net	(858)	(210)
Stock options exercised	1,300	301
Excess tax benefits from share-based payment arrangements	36	29
Dividends paid on preferred stock	(4,900)	(4,900)
Dividends paid on common stock	(1,090)	(1,046)
Net cash used in financing activities	(482,512)	(966,665)

Net decrease in cash and cash equivalents	$(200,839)	$(23,742)
Cash and cash equivalents:
Beginning of period	844,159	402,020
End of period	$643,320	$378,278

(continued)

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Amounts in Thousands)

	Six months ended
	June 30,	June 30,
	2011	2010

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$32,943	$51,305
Income tax (paid) refunds, net	(458)	2,239

Supplemental Schedule of Noncash Investing Activities:
Securities available for sale purchased not settled	$45,926	$—
Securities held to maturity purchased not settled	64,919	—
Loans transferred to other real estate owned	40,928	29,178
Loans transferred to other real estate owned related to FDIC-assisted transactions	37,238	—
Loans transferred to repossessed vehicles	612	841
Loans transferred to loans held for sale	205,740	—
Reclassification of reserves on unfunded credit commitments	17,050	—

Supplemental Schedule of Noncash Investing Activities From Acquisitions:

Noncash assets acquired:
Investment securities available for sale	$—	$27,840
Loans, net of discount	—	750,537
Other real estate owned, net of discount	—	44,847
Premises and equipment	—	243
Other intangibles	—	506
FDIC indemnification asset	—	337,534
Other assets	—	9,796
Total noncash assets acquired	$—	$1,171,303

Liabilities assumed:
Deposits	$—	$684,000
Accrued expenses and other liabilities	—	13,798
Total liabilities assumed	$—	$697,798

Net noncash assets acquired	$—	$473,505

Net cash and cash equivalents paid	—	(410,856)

Net gains recorded on acquisitions	$—	$62,649

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

(Unaudited)

NOTE 1.                BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net income (loss) or stockholders’ equity.

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

During 2010, MB Financial Bank acquired certain assets and assumed certain liabilities of Chicago-based Broadway Bank (“Broadway”) and Chicago-based New Century Bank (“New Century”) in loss-share transactions facilitated by the Federal Deposit Insurance Corporation (“FDIC”).  Under the loss-share agreements, MB Financial Bank will share in the losses on assets (loans and other real estate owned) covered under the agreement (referred to as “covered loans” and “covered other real estate owned”).  See Note 2 of the notes to our December 31, 2010 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2010 for additional information.  Purchase accounting for the Broadway and New Century FDIC-assisted transactions was completed during the year ended December 31, 2010.

Our loss share agreements on the Benchmark Bank (FDIC-assisted transaction completed in 2009), Broadway Bank and New Century Bank transactions include a claw-back mechanism which is based on the initial asset discount and consideration of future credit performance.  If credit performance is better than certain pre-established thresholds, then a portion of the monetary benefit is shared with the FDIC.  Depending on the discount for each of the above transactions, payment may be required even if the pre-established thresholds are not reached.  Each loss share agreement requires that this monetary benefit be paid to the FDIC shortly after the expiration of the loss share agreement, which occurs ten years after the acquisition closing date.

Credit performance (as adjusted by the initial asset discount) is expected to be better than the established thresholds for the Benchmark, Broadway, and New Century transactions.  Therefore, a separate claw-back liability has been booked for each of these three transactions.   The initial claw-back liability was present valued using the overall covered asset yield.

There have been no significant adjustments to the initial cash flow estimates (expected credit performance) on these transactions subsequent to purchase accounting completion; therefore, we have not adjusted our original estimates related to the claw-back liabilities.  Any future adjustments to the claw-back liabilities will be reflected in other income or other expense.

NOTE 3.                COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss), as well as the change in net unrealized gains on investment securities available for sale arising during the periods, net of tax.

The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Net (loss) income	$(7,366)	$19,197	$(422)	$20,144

Unrealized holding gains on investment securities, net of tax	4,895	12,313	5,226	26,831
Reclassification adjustments for gains included in net (loss) income, net of tax	(139)	(1,406)	(137)	(5,594)
Other comprehensive income, net of tax	4,756	10,907	5,089	21,237
Comprehensive (loss) income	$(2,610)	$30,104	$4,667	$41,381

NOTE 4.                EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is computed using the two-class method.  Basic earnings (loss) per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units have been issued, to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock.  Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Due to the net loss available to common stockholders for the three and six months ended June 30, 2011, all of the dilutive stock based awards are considered anti-dilutive and not included in the computation of diluted earnings (loss) per share.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share (amounts in thousands, except common share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Distributed earnings allocated to common stock	$545	$526	$1,088	$1,051
Undistributed (loss) earnings allocated to common stock	(7,903)	18,609	(1,509)	19,021
Net (loss) earnings allocated to common stock	(7,358)	19,135	(421)	20,072
Less: preferred stock dividends and discount accretion	2,602	2,594	5,203	5,187
Net (loss) income allocated to common stock	(9,960)	16,541	(5,624)	14,885
Net (loss) earnings allocated to participating securities	(8)	62	(1)	72
Net (loss) earnings allocated to common stock and participating securities	$(9,968)	$16,603	$(5,625)	$14,957

Weighted average shares outstanding for basic earnings per common share	54,002,979	52,702,779	53,982,193	51,987,725
Dilutive effect of stock compensation	—	331,647	—	344,417
Weighted average shares outstanding for diluted earnings per common share	54,002,979	53,034,426	53,982,193	52,332,142

Basic (loss) earnings allocated to common stock per common share	$(0.14)	$0.36	$(0.01)	$0.39
Impact of preferred stock dividends on basic (loss) earnings per common share	(0.04)	(0.05)	(0.09)	(0.10)
Basic (loss) earnings per common share	(0.18)	0.31	(0.10)	0.29

Diluted (loss) earnings allocated to common stock per common share	(0.14)	0.36	(0.01)	0.38
Impact of preferred stock dividends on diluted (loss) earnings per common share	(0.04)	(0.05)	(0.09)	(0.10)
Diluted (loss) earnings per common share	(0.18)	0.31	(0.10)	0.28

NOTE 5.                INVESTMENT SECURITIES

Carrying amounts and fair values of investment securities available for sale are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2011:
Available for Sale
U.S. Government sponsored agencies and enterprises	$54,423	$1,388	$(155)	$55,656
States and political subdivisions	371,598	21,816	(744)	392,670
Residential mortgage-backed securities	1,370,754	23,695	(1,497)	1,392,952
Commercial mortgage-backed securities	31,221	129	—	31,350
Corporate bonds	6,019	—	—	6,019
Equity securities	10,246	189	—	10,435
	1,844,261	47,217	(2,396)	1,889,082
Held to Maturity
Residential mortgage-backed securities	230,154	1,852	(32)	231,974

Total	$2,074,415	$49,069	$(2,428)	$2,121,056

December 31, 2010:
Available for Sale
U.S. Government sponsored agencies and enterprises	$18,766	$693	$(25)	$19,434
States and political subdivisions	351,274	14,649	(991)	364,932
Residential mortgage-backed securities	1,174,500	22,716	(680)	1,196,536
Commercial mortgage-backed securities	521	9	—	530
Corporate bonds	6,140	—	—	6,140
Equity securities	10,093	78	—	10,171
Total	$1,561,294	$38,145	$(1,696)	$1,597,743

Unrealized losses on investment securities and the fair value of the related securities at June 30, 2011 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for Sale
U.S. Government sponsored agencies and enterprises	$11,134	$(155)	$—	$—	$11,134	$(155)
States and political subdivisions	31,719	(358)	2,924	(386)	34,643	(744)
Residential mortgage-backed securities	225,679	(1,496)	355	(1)	226,034	(1,497)
Commercial mortgage-backed securities	—	—	—	—	—	—
Corporate bonds	—	—	—	—	—	—
Equity securities	—	—	—	—	—	—
	268,532	(2,009)	3,279	(387)	271,811	(2,396)
Held to maturity
Residential mortgage-backed securities	11,209	(32)	—	—	11,209	(32)

Totals	$279,741	$(2,041)	$3,279	$(387)	$283,020	$(2,428)

The total number of security positions in the investment portfolio in an unrealized loss position at June 30, 2011 was 65.  Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

As of June 30, 2011, management does not have the intent to sell any of the securities classified as available for sale in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Realized net gains on the sale of investment securities available for sale are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Realized gains	$232	$2,420	$232	$9,705
Realized losses	—	(116)	(3)	(535)
Net gains	$232	$2,304	$229	$9,170

The amortized cost and fair value of investment securities as of June 30, 2011 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value

Available for sale:
Due in one year or less	$11,217	$11,324
Due after one year through five years	118,900	126,409
Due after five years through ten years	236,581	250,210
Due after ten years	65,342	66,402
Equity securities	10,246	10,435
Residential and commercial mortgage-backed securities	1,401,975	1,424,302
	1,844,261	1,889,082
Held to maturity:
Residential mortgage-backed securities	230,154	231,974

Total	$2,074,415	$2,121,056

Investment securities available for sale with carrying amounts of $879.6 million and $877.2 million at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 6.                LOANS

Loans consist of the following at (in thousands):

	June 30,	December 31,
	2011	2010

Commercial loans	$1,108,295	$1,206,984
Commercial loans collateralized by assignment of lease payments	1,031,677	1,053,446
Commercial real estate	1,863,223	2,176,584
Residential real estate	317,821	328,482
Construction real estate	246,557	423,339
Indirect vehicle	182,536	175,664
Home equity	357,181	381,662
Consumer loans	75,069	59,320
Gross loans, excluding covered loans	5,182,359	5,805,481
Covered loans	755,670	812,330
Total loans(1)	$5,938,029	$6,617,811

(1)          Gross loan balances at June 30, 2011 and December 31, 2010 are net of unearned income, including net deferred loan fees of $2.0 million and $3.3 million, respectively.

The results for the first six months of 2011 include a provision for credit losses of approximately $50 million in connection with the sale during the second quarter of 2011 of loans with an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, including $156.3 million in non-performing loans.  We recognized approximately $87 million in charge-offs as a result of the sale.

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

Commercial and Industrial Loans.  Commercial credit is extended primarily to middle market customers.  Such credits typically comprise working capital loans, loans for physical asset expansion, asset acquisition loans and other business loans. Loans to closely held businesses will generally be guaranteed in full or for a meaningful amount by the businesses’ major owners. Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors.  Minimum standards and underwriting guidelines have been established for all commercial loan types.

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

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2011 and December 31, 2010 (in thousands):

						Non-covered
						loans related
		30-59 Days	60-89 Days	Loans past due	Total	to FDIC
	Current	Past Due	Past Due	90 days or more	Past Due	Transactions (1)	Total

June 30, 2011:
Commercial	$1,094,551	$2,627	$1,567	$7,115	$11,309	$2,435	$1,108,295
Commercial collateralized by assignment of lease payments	1,028,740	1,683	657	597	2,937	—	1,031,677
Commercial real estate
Healthcare	156,941	—	—	—	—	—	156,941
Industrial	448,584	2,228	2,218	6,332	10,778	1,378	460,740
Multifamily	388,008	1,337	28	—	1,365	6,387	395,760
Retail	410,804	555	330	5,520	6,405	2,725	419,934
Office	179,139	—	539	3,591	4,130	1,019	184,288
Other	231,764	—	—	1,419	1,419	12,377	245,560
Residential real estate	314,311	—	1,239	32	1,271	2,239	317,821
Construction real estate	222,960	1,953	1,270	16,763	19,986	3,611	246,557
Indirect vehicles	180,709	1,198	269	360	1,827	—	182,536
Home equity	340,812	3,735	1,579	5,544	10,858	5,511	357,181
Consumer	74,016	69	242	536	847	206	75,069
Non-covered loans related to FDIC transactions (1)	26,856	609	244	10,179	11,032
Covered loans	493,624	11,039	9,965	241,042	262,046		755,670
Total loans	5,591,819	27,033	20,147	299,030	346,210		5,938,029
Less covered loans	(493,624)	(11,039)	(9,965)	(241,042)	(262,046)		(755,670)
Less non-covered loans related to FDIC transactions (1)	(26,856)	(609)	(244)	(10,179)	(11,032)
Total loans, excluding covered and non-covered loans	$5,071,339	$15,385	$9,938	$47,809	$73,132	$37,888	$5,182,359

Nonperforming loan aging	$93,346	$4,816	$5,055	$47,809	$57,680	$—	$151,026

December 31, 2010:
Commercial	$1,182,664	$1,593	$307	$9,822	$11,722	$12,598	$1,206,984
Commercial collateralized by assignment of lease payments	1,049,096	1,579	1,761	1,010	4,350	—	1,053,446
Commercial real estate
Healthcare	204,248	—	—	—	—	—	204,248
Industrial	508,026	6,603	102	6,338	13,043	2,312	523,381
Multifamily	428,948	1,814	1,373	13,040	16,227	15,603	460,778
Retail	445,961	1,732	759	19,420	21,911	6,472	474,344
Office	207,477	—	3,035	4,888	7,923	2,179	217,579
Other	271,335	1,204	—	2,342	3,546	21,373	296,254
Residential real estate	307,770	323	2,690	11,584	14,597	6,115	328,482
Construction real estate	349,178	9,383	—	55,831	65,214	8,947	423,339
Indirect vehicles	173,179	1,677	486	322	2,485	—	175,664
Home equity	364,105	2,600	1,020	7,966	11,586	5,971	381,662
Consumer	57,066	32	3	1,617	1,652	602	59,320
Non-covered loans related to FDIC transactions (1)	44,748	1,041	1,397	34,987	37,425	—
Covered loans	510,408	29,226	41,023	231,673	301,922	—	812,330
Total loans	6,104,209	58,807	53,956	400,840	513,603		6,617,811
Less covered loans	(510,408)	(29,226)	(41,023)	(231,673)	(301,922)		(812,330)
Less non-covered loans related to FDIC transactions (1)	(44,748)	(1,041)	(1,397)	(34,987)	(37,425)
Total loans, excluding covered and non-covered loans	$5,549,053	$28,540	$11,536	$134,180	$174,256	$82,172	$5,805,481

Nonperforming loan aging	$202,644	$19,153	$6,464	$134,180	$159,797	$—	$362,441

(1)          Loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
		Loans past due		Loans past due
		90 days or more		90 days or more
	Nonaccrual	and still accruing	Nonaccrual	and still accruing

Commercial	$32,725	$—	$51,005	$—
Commercial collateralized by assignment of lease payments	622	—	1,563	—
Commercial real estate:				—
Healthcare	—	—	—
Industrial	40,003	—	36,426
Multifamily	1,079	—	30,344
Office	4,130	—	9,959
Retail	11,197	1,040	46,857
Other	29,556	81	35,278
Residential real estate	2,546	—	15,950	—
Construction real estate	17,219	—	122,077	—
Indirect vehicles	1,252	—	1,245	1
Home equity	9,031	—	10,095	—
Consumer	545	—	1,642	—
Total	$149,905	$1,121	$362,441	$1

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” and “Doubtful.”  Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.  Risk ratings are updated any time the situation warrants.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.  Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of June 30, 2011 and December 31, 2010 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total

June 30, 2011:
Commercial	$922,862	$55,164	$125,128	$5,141	$1,108,295
Commercial collateralized by assignment of lease payments	1,029,627	1,334	716	—	1,031,677
Commercial real estate
Healthcare	156,941	—	—	—	156,941
Industrial	370,301	18,606	71,311	522	460,740
Multifamily	356,312	15,674	23,774	—	395,760
Retail	355,529	27,592	36,813	—	419,934
Office	155,272	4,052	24,964	—	184,288
Other	204,660	5,910	34,990	—	245,560
Construction real estate	196,329	5,392	44,836	—	246,557
Total	$3,747,833	$133,724	$362,532	$5,663	$4,249,752

December 31, 2010:
Commercial	$1,011,395	$54,906	$132,608	$8,075	$1,206,984
Commercial collateralized by assignment of lease payments	1,048,787	2,360	2,299	—	1,053,446
Commercial real estate
Healthcare	199,337	—	4,911	—	204,248
Industrial	398,485	47,149	75,879	1,868	523,381
Multifamily	382,998	12,205	65,433	142	460,778
Retail	384,116	23,041	63,165	4,022	474,344
Office	159,117	18,208	40,254	—	217,579
Other	229,838	5,061	61,355	—	296,254
Construction real estate	236,959	21,170	165,210	—	423,339
Total	$4,051,032	$184,100	$611,114	$14,107	$4,860,353

		Special
	Pass	Mention	Substandard	Doubtful	Total

June 30, 2011:
Current	$3,732,619	$130,198	$319,910	$—	$4,182,727
Past due 30 - 59 days	5,509	845	4,578	—	10,932
Past due 60 - 89 days	1,148	1,641	4,064	—	6,853
Past due 90 days or more	8,557	1,040	33,980	5,663	49,240
Total	$3,747,833	$133,724	$362,532	$5,663	$4,249,752

December 31, 2010:
Current	$4,046,946	$182,631	$486,838	$—	$4,716,415
Past due 30 - 59 days	2,683	1,386	19,839	—	23,908
Past due 60 - 89 days	1,403	83	5,851	—	7,337
Past due 90 days or more	—	—	98,586	14,107	112,693
Total	$4,051,032	$184,100	$611,114	$14,107	$4,860,353

Approximately $137.7 million and $333.5 million of the substandard and doubtful loans were non-performing as of June 30, 2011 and December 31, 2010, respectively.

For consumer, residential real estate, home equity, and indirect vehicle loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2011 and December 31, 2010 (in thousands):

	Performing	Non-performing	Total
June 30, 2011:
Residential real estate	$315,275	$2,546	$317,821
Indirect vehicles	181,284	1,252	182,536
Home equity	348,150	9,031	357,181
Consumer	74,524	545	75,069
Total	$919,233	$13,374	$932,607

December 31, 2010:
Residential real estate	$312,532	$15,950	$328,482
Indirect vehicles	174,418	1,246	175,664
Home equity	371,567	10,095	381,662
Consumer	57,678	1,642	59,320
Total	$916,195	$28,933	$945,128

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011
					Three Months Ended		Six Months Ended
	Unpaid			Allowance for	Average	Interest	Average	Interest
	Principal	Recorded	Partial	Loan Losses	Recorded	Income	Recorded	Income
	Balance	Investment	Charge-offs	Allocated	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Commercial	$16,427	$15,252	$1,175	$—	$13,003	$—	$18,117	$20
Commercial collateralized by assignment of lease payments	91	91	—	—	1,085	10	1,238	17
Commercial real estate:
Healthcare	—	—	—	—	4,811	—	3,667	—
Industrial	45,021	35,403	9,618	—	42,925	—	36,887	35
Multifamily	1,247	1,247	—	—	20,328	47	19,789	145
Retail	34,417	26,813	7,604	—	24,741	—	29,525	—
Office	3,092	3,092	—	—	11,699	—	10,357	—
Other	16,749	16,749	—	—	14,630	—	21,987	—
Residential real estate	5,932	5,932	—	—	5,878	—	6,061	—
Construction real estate	14,005	7,181	6,824	—	96,579	—	112,841	—
Indirect vehicles	—	—	—	—	—	—	—	—
Home equity	8,008	8,008	—	—	7,020	—	5,102	—
Consumer	241	241	—	—	3	—	2	—
With an allowance recorded:
Commercial	39,722	17,457	22,265	3,063	11,786	—	12,704	80
Commercial collateralized by assignment of lease payments	369	369	—	75	359	—	469	16
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	10,012	4,600	5,412	819	5,365	—	7,141	—
Multifamily	1,079	1,079	—	320	15,250	—	13,781	105
Retail	1,476	1,027	449	371	10,355	—	10,395	—
Office	1,131	1,039	92	440	5,917	—	7,960	—
Other	13,471	12,808	663	2,577	20,141	—	15,430	2
Residential real estate	—	—	—	—	—	—	—	—
Construction real estate	22,672	13,180	9,492	4,446	23,678	—	34,155	—
Indirect vehicles	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	716	—	716	5
Total	$235,162	$171,568	$63,594	$12,111	$336,269	$57	$368,324	$425

	December 31, 2010
	Unpaid			Allowance for
	Principal	Recorded	Partial	Loan Losses
	Balance	Investment	Charge-offs	Allocated

With no related allowance recorded:
Commercial	$20,588	$19,031	$1,557	$—
Commercial collateralized by assignment of lease payments	1,125	650	475	—
Commercial real estate:
Healthcare	—	—	—	—
Industrial	25,124	21,974	3,150	—
Multifamily	14,319	11,626	2,693	—
Retail	40,549	29,096	11,453	—
Office	18,214	14,446	3,768	—
Other	3,392	2,350	1,042	—
Residential real estate	6,269	6,269	—	—
Construction real estate	126,940	76,145	50,795	—
Indirect vehicles	—	—	—	—
Home equity	1,691	1,691	—	—
Consumer	717	717	—	—
With an allowance recorded:
Commercial	55,331	33,257	22,074	8,823
Commercial collateralized by assignment of lease payments	913	913	—	122
Commercial real estate:
Healthcare	—	—	—	—
Industrial	17,221	14,895	2,326	4,213
Multifamily	28,201	20,338	7,863	5,409
Retail	31,552	19,467	12,085	5,214
Office	8,552	3,461	5,091	1,554
Other	36,593	33,483	3,110	8,489
Residential real estate	—	—	—	—
Construction real estate	82,047	45,557	36,490	18,002
Indirect vehicles	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$519,338	$355,366	$163,972	$51,826

Impaired loans include accruing restructured loans of $35.0 million and $22.5 million that have been modified and are performing in accordance with those modified terms as of June 30, 2011 and December 31, 2010, respectively.  Included in impaired loans were $22.5 million and $47.6 million of non-performing, restructured loans as of June 30, 2011 and December 31, 2010, respectively.  The decrease in impaired loans was primarily due to the loan sale in the second quarter of 2011 as discussed earlier.

The following table presents the activity in the allowance for loan losses, balance in allowance for loan losses and  recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 and 2010 (in thousands):

		Commercial
		collateralized by
		assignment of	Commercial	Residential	Construction	Indirect	Home
	Commercial	lease payments	real estate	real estate	real estate	vehicles	equity	Consumer	Total
June 30, 2011:
Allowance for loan losses:

Three months ended
Beginning balance	$26,590	$6,512	$103,794	$5,550	$27,520	$3,148	$4,694	$602	$178,410
Reclassification to allowance for unfunded credit commitments	(464)	—	(7,989)	—	(8,597)	—	—	—	(17,050)
Charge-offs	(7,991)	(93)	(55,250)	(8,080)	(18,826)	(553)	(5,493)	(344)	(96,630)
Recoveries	758	153	312	26	2,364	369	19	76	4,077
Provision	1,657	(130)	26,393	6,097	19,400	745	6,735	353	61,250
Ending balance	$20,550	$6,442	$67,260	$3,593	$21,861	$3,709	$5,955	$687	$130,057

Six months ended
Beginning balance	$28,747	$6,424	$105,875	$5,104	$37,215	$3,157	$5,062	$633	$192,217
Reclassification to allowance for unfunded credit commitments	(464)	—	(7,989)	—	(8,597)	—	—	—	(17,050)
Charge-offs	(11,142)	(93)	(85,025)	(11,642)	(39,920)	(1,271)	(7,400)	(888)	(157,381)
Recoveries	3,323	219	1,846	33	4,390	694	67	449	11,021
Provision	86	(108)	52,553	10,098	28,773	1,129	8,226	493	101,250
Ending balance	$20,550	$6,442	$67,260	$3,593	$21,861	$3,709	$5,955	$687	$130,057

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,063	$75	$4,527	$—	$4,446	$—	$—	$—	$12,111
Collectively evaluated for impairment	17,487	6,367	62,733	3,593	17,415	3,709	5,955	687	117,946
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total ending allowance balance	$20,550	$6,442	$67,260	$3,593	$21,861	$3,709	$5,955	$687	$130,057

Loans:
Individually evaluated for impairment	$32,709	$570	$103,857	$5,932	$20,361	$—	$8,008	$241	$171,678
Collectively evaluated for impairment	1,117,636	1,031,107	1,975,361	309,627	253,239	182,536	349,173	127,043	5,345,722
Acquired with deteriorated credit quality	60,489	—	156,091	4,644	198,519	—	411	475	420,629
Total ending loans balance	$1,210,834	$1,031,677	$2,235,309	$320,203	$472,119	$182,536	$357,592	$127,759	$5,938,029

June 30, 2010:
Allowance for loan losses:

Three months ended
Beginning balance	$38,470	$10,025	$57,641	$2,934	$59,650	$3,205	$5,216	$646	$177,787
Charge-offs	(30,211)	(917)	(15,002)	(4)	(22,992)	(611)	(1,271)	(202)	(71,210)
Recoveries	2,322	96	177	9	1,055	344	31	1	4,035
Provision	28,021	(1,860)	33,968	16	23,390	331	989	145	85,000
Ending balance	$38,602	$7,344	$76,784	$2,955	$61,103	$3,269	$4,965	$590	$195,612

Six months ended
Beginning balance	$39,226	$8,726	$56,710	$2,934	$59,760	$3,230	$5,749	$737	$177,072
Charge-offs	(37,574)	(1,250)	(27,203)	(463)	(48,277)	(1,728)	(1,899)	(727)	(119,121)
Recoveries	3,046	96	363	50	1,168	645	90	3	5,461
Provision	33,904	(228)	46,914	434	48,452	1,122	1,025	577	132,200
Ending balance	$38,602	$7,344	$76,784	$2,955	$61,103	$3,269	$4,965	$590	$195,612

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,917	$310	$14,459	$—	$41,530	$—	$—	$—	$65,216
Collectively evaluated for impairment	29,685	7,034	62,325	2,955	19,573	3,269	4,965	590	130,396
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total ending allowance balance	$38,602	$7,344	$76,784	$2,955	$61,103	$3,269	$4,965	$590	$195,612

Loans:
Individually evaluated for impairment	$53,119	$1,598	$103,851	$—	$181,608	$—	$—	$—	$340,176
Collectively evaluated for impairment	1,599,319	990,703	2,274,421	321,665	315,124	182,183	389,298	117,239	6,189,952
Acquired with deteriorated credit quality	28,408	—	213,390	9,479	245,205	—	2,117	968	499,567
Total ending loans balance	$1,680,846	$992,301	$2,591,662	$331,144	$741,937	$182,183	$391,415	$118,207	$7,029,695

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

The results for the three and six months ended June 30, 2011 include a provision for credit losses of approximately $50 million in connection with the sale during the quarter ended June 30, 2011 of loans with an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, including $156.3 million in non-performing loans.  The sale resulted in charge-offs of approximately $87 million, which impacted all loan types.

During the three and six months ended June 30, 2011 there was a provision to the allowance for loan losses of $1.9 million and $3.1 million, respectively, and charge-offs of $1.5 million and $2.7 million, respectively, in relation to three pools of non-covered purchased credit-impaired loans.  There was $375 thousand in allowance for loan losses related to these purchased credit-impaired loans at June 30, 2011 and none at December 31, 2010.  The provision for loan losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for purchased credit-impaired loans were as follows for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$33,307	$8,302	$40,796	$9,576
Purchases	—	48,477	—	48,477
Accretion	(7,379)	(1,476)	(14,724)	(2,750)
Reclassification from non-accretable difference, net	1,678	—	1,534	—
Balance at end of period	$27,606	$55,303	$27,606	$55,303

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

When cash flow estimates are adjusted upward for a particular loan pool, the indemnification asset is decreased.  The adjustment to the indemnification asset is accreted over the estimated life of the loan pool.  The corresponding adjustment to the covered loan balances is also accreted over the estimated life of the loan pool.  For covered foreclosed real estate, any valuation allowance established from the date of foreclosure would be reduced.

When cash flow estimates are adjusted downward for a particular loan pool, the indemnification asset is increased.  An allowance for loan and lease losses would be established for the impairment of the loans.  A provision is recognized for the difference between the increase in the indemnification asset and the allowance for loan and lease losses.  For covered foreclosed real estate, a loss is recorded for the impairment, and a charge is recognized for the difference between the increase in the indemnification asset and the valuation allowance.

In both scenarios, the claw-back liability will increase or decrease accordingly.

The carrying amount of covered loans and other purchased non-covered loans at June 30, 2011 consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table (in thousands):

	Purchased Credit-Impaired Loans	Purchased Non- Credit-Impaired Loans	Total
Covered loans:
Commercial related (1)	$36,138	$25,014	$61,152
Commercial	15,299	26,087	41,386
Commercial real estate	156,091	215,996	372,087
Construction real estate	198,519	27,043	225,562
Other	3,267	52,216	55,483
Total covered loans	$409,314	$346,356	$755,670

Estimated reimbursable amounts from the FDIC under the loss-share agreement	$102,301	$17,536	$119,837

Non covered loans:
Commercial related (2)	$9,052	$21,315	$30,367
Other	2,262	5,259	7,521
Total non-covered loans	$11,314	$26,574	$37,888

(1)          Covered commercial related loans include commercial, commercial real estate and construction real estate loans for Heritage and Benchmark.

(2)          Non covered commercial related loans include commercial, commercial real estate and construction real estate for InBank.

Outstanding balances on purchased loans from the FDIC were $969.3 million and $1.1 billion as of June 30, 2011 and December 31, 2010, respectively.  The related carrying amount on loans purchased from the FDIC was $793.6 million and $894.5 million as of June 30, 2011 and December 31, 2010.

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

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the six months ended June 30, 2011 or 2010.  Goodwill is tested for impairment at the reporting unit level.  All of our goodwill is allocated to MB Financial, Inc., which is the Company’s only applicable reporting unit for purposes of testing goodwill impairment.

The following table presents the changes in the carrying amount of goodwill during the six months ended June 30, 2011 and the year ended December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Balance at the beginning of the period	$387,069	$387,069
Goodwill from business combinations	—	—
Balance at the end of period	$387,069	$387,069

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had, as of June 30, 2011, a remaining weighted average amortization period of approximately five years.

The following table presents the changes during the six months ended June 30, 2011 in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of June 30, 2011 (in thousands):

June 30,
2011
Balance at beginning of period	$35,159
Amortization expense	(2,841)
Other intangibles from business combinations	—
Balance at end of period	$32,318

Gross carrying amount	$71,560
Accumulated amortization	(39,242)
Net book value	$32,318

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2011	$2,824
2012	5,010
2013	4,530
2014	3,514
2015	3,090
Thereafter	13,350
$32,318

NOTE 8.                                                 NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASC Topic 310 “Receivables.”  New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance.  The Company adopted the period end disclosures provisions of the new authoritative guidance under ASC Topic 310 in the reporting period ending December 31, 2010.  Adoption of the new guidance did not have an impact on the Company’s statements of income and financial condition.  The Company adopted the disclosures provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011; the adoption did not have an impact on the Company’s statements of income and financial condition.  The disclosures related to loans modified in a troubled debt restructuring will be effective for the reporting periods beginning after June 15, 2011 and is not expected to have an impact on the Company’s statements of income and financial condition.

ASC Topic 310 “Receivables,” Subtopic 310-40 “Troubled Debt Restructurings by Creditors.”  New authoritative accounting guidance under Subtopic 310-40, “Receivables — Troubled Debt Restructurings by Creditors” amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring.  The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The new authoritative guidance will be effective for the reporting periods beginning after June 15, 2011 and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Adoption of the new guidance is not expected to have an on the Company’s statements of income and financial condition.

NOTE 9.                                                 STOCK-BASED COMPENSATION

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Total cost of share-based payment plans during the period	$850	$1,288	$2,079	$2,530

Amount of related income tax benefit recognized in income	$341	$495	$842	$972

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In June 2011, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to, among other things, add 2,300,000 authorized shares for a total of 8,300,000 shares of common stock (the Limit”) for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Grants under the Omnibus Plan can be in the form of options intended to be incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards and cash awards.  As of June 30, 2011, there were 3,082,699 shares available for grant. To the extent the number of shares utilized for full value awards (meaning awards other than stock options and stock appreciation rights) granted after June 13, 2011 exceeds 251,678 (the “full value award pool”), the excess shares will count against the Limit on a 2-for-1 basis.  As of June 30, 2011, 251,347 shares in the full value award pool were available for grants of full value awards.

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

The following table provides additional information about options outstanding for the six months ended June 30, 2011:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(In thousands)

Options outstanding as of December 31, 2010	3,254,717	$28.31
Granted	11,088	$20.10
Exercised	(81,533)	$17.05
Expired or cancelled	(182,929)	$31.91
Forfeited	(133,507)	$28.80
Options outstanding as of June 30, 2011	2,867,836	$28.35	4.77	$1,393

Options exercisable as of June 30, 2011	1,473,654	$30.66	2.59	$361

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

The following assumptions were used for options granted during the six month period ended June 30, 2011:

June 30,
2011
Expected volatility	52.31%
Risk free interest rate	1.82%
Dividend yield	1.00%
Expected life	4 Years

Weighted average fair value per option of options granted during the period	$7.90

The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $185 thousand and $377 thousand, respectively.

The following is a summary of changes in nonvested shares of restricted stock and nonvested restricted stock units for the six months ended June 30, 2011:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Shares Outstanding at December 31, 2010	619,710	$14.35
Granted	13,638	19.81
Vested	(102,171)	22.58
Cancelled	(30,706)	12.55
Shares Outstanding at June 30, 2011	500,471	$12.93

During 2010, the Company issued 66,193 shares of performance-based restricted stock.  The performance component of the vesting terms requires that the closing price of the Company’s stock be at least $25.80 (150% of the closing price on the grant date) for ten consecutive trading days.  The performance component has not been satisfied as of June 30, 2011.  The terms of each award also include certain restrictions that may be applicable to the award recipient to the extent necessary to ensure that the award complies with the limitations on compensation to which the Company is currently subject as a result of its participation in the TARP Capital Purchase Program of the U.S. Department of the Treasury.  These restrictions, to the extent applicable, could result in a reduction in the number of shares comprising the award and/or affect the vesting of the award and transferability of the shares.  A Monte Carlo simulation model was used to value the performance based restricted stock awards at the time of issuance.

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

Effective January 1, 2010, the Company began issuing shares of common stock under the Omnibus Plan as Salary Stock, classified as other stock based awards, to certain executive officers.  This stock is fully vested as of the grant date and the related expense is included in salaries and employee benefits on the Consolidated Statements of Operations.  Salary Stock holders have all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends that may be paid thereon.  As a condition of receiving the Salary Stock, the holders entered into agreements with the Company providing that they may not sell or otherwise transfer the shares of Salary Stock for two years, except in the event of disability or death.  During the six months ended June 30, 2011, the Company issued 10,317 shares of Salary Stock at a weighted average issuance price of $19.54.

As of June 30, 2011, there was $5.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At June 30, 2011, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately two years.

NOTE 10.                                          DEPOSITS

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	June 30,		December 31,
	2011		2010
	Amount	Percent	Amount	Percent

Demand deposit accounts, noninterest bearing	$1,776,873	23%	$1,691,599	21%
NOW and money market accounts	2,645,953	34%	2,776,181	34%
Savings accounts	729,222	9%	697,851	8%
Certificates of deposit	2,082,393	27%	2,447,005	30%
Public funds deposit accounts	42,422	1%	72,112	1%
Brokered deposit accounts	441,720	6%	468,210	6%
Total	$7,718,583	100%	$8,152,958	100%

NOTE 11.                                          SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30,		December 31,
	2011		2010
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Customer repurchase agreements	0.31%	$226,767	0.31%	$265,195
Federal Home Loan Bank advances	3.79%	8,966	3.81%	3,649
	0.44%	$235,733	0.36%	$268,844

Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling assets to another party under a simultaneous agreement to repurchase the same assets at a specified price and date.  The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements.  All assets sold under agreements to repurchase are recorded on the face of the balance sheet.

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $8.9 million in fixed rate advances at June 30, 2011 and $3.6 million in fixed rate advances at December 31, 2010.  At June 30, 2011, the Company had fixed rate advances with effective interest rates ranging from 3.60% to 4.25%.  At June 30, 2011, these advances had maturities ranging from July 2011 to June 2012.

NOTE 12.                                          LONG-TERM BORROWINGS

The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $158.1 million and $181.4 million at June 30, 2011 and December 31, 2010, respectively.  As of June 30, 2011, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87%.  At June 30, 2011, the advances had maturities ranging from April 2013 to April 2035.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  The Company may also pledge certain investment securities as collateral for advances based on market value.  As of June 30, 2011 and December 31, 2010, the Company had $222.8 million and $246.8 million, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances.  Additionally, as of June 30, 2011 and December 31, 2010, the Company had $35.5 million and $36.6 million, respectively, of investment securities pledged as collateral for long-term advances from the Federal Home Loan Bank.

The Company had notes payable to banks totaling $26.7 million and $13.1 million at June 30, 2011 and December 31, 2010, respectively, which as of June 30, 2011, were accruing interest at rates ranging from 3.25% to 10.00%.  Lease investments include equipment with an amortized cost of $38.2 million and $19.0 million at June 30, 2011 and December 31, 2010, respectively, that is pledged as collateral on these notes.

The Company had a $40 million ten-year structured repurchase agreement as of June 30, 2011, which bears interest at a fixed rate borrowing of 4.75% and expires in 2016.

As of June 30, 2011, MB Financial Bank has a $50 million outstanding subordinated debt facility.  Interest is payable at a rate of 3 month LIBOR + 1.70%.  The debt matures on October 1, 2017.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2011 (in thousands):

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

(2)          Amount does not include purchase accounting adjustments totaling a premium of $303 thousand associated with FOBB Capital Trust I and III.

(3)          Callable at a premium through 2020.

(4)          Callable at a premium through call date.

(5)          FOBB Capital Trusts I and III were established by First Oak Brook Bancshares, Inc. (“FOBB”) prior to the Company’s acquisition of FOBB, and the junior subordinated notes issued by FOBB to FOBB Capital Trusts I and III were assumed by the Company upon completion of the acquisition.

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

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps with aggregate notional amounts of $9.2 million at June 30, 2011.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income and other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives, including foreign currency forward contracts, to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.  The notional amounts and fair values of open foreign currency forward contracts were not significant at June 30, 2011 and December 31, 2010.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable for June 30, 2011 was approximately $30 thousand and the net amount receivable for December 31, 2010 was approximately $30 thousand.  The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At June 30, 2011, the Company’s credit exposure relating to interest rate swaps was approximately $16.8 million, which is secured by the underlying collateral on customer loans.

The Company’s derivative financial instruments are summarized below as of June 30, 2011 and December 31, 2010 (dollars in thousands):

		June 30, 2011					December 31, 2010
				Weighted Average
	Balance Sheet	Notional	Estimated	Years to	Receive	Pay	Notional	Estimated
	Location	Amount	Fair Value	Maturity	Rate	Rate	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Pay fixed/receive floating swaps (1)	Other liabilities	$9,248	$(559)	2.0	2.33%	6.23%	$9,500	$633

Non-hedging derivative instruments (2)
Pay fixed/receive floating swaps	Other liabilities	291,292	(16,781)	5.0	1.65%	4.65%	261,020	(16,465)
Pay fixed/receive floating swaps	Other assets	4,433	20	7.7	3.70%	6.63%	—	—
Pay variable/receive fixed swaps	Other liabilities	4,433	(20)	7.7	6.63%	3.70%	—	—
Pay variable/receive fixed swaps	Other assets	291,292	16,781	5.0	4.65%	1.65%	261,020	16,465
Total portfolio swaps		$600,698	$(559)	5.0	3.17%	3.23%	$531,540	$633

(1) Hedged fixed-rate commercial real estate loans

(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in the consolidated statements of income related to interest rate derivatives designated as hedges of fair value were as follows (dollars in thousands):

	Location of Gain	Three Months Ended		Six Months Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2011	2010	2011	2010

Interest rate swaps	Other income	$(2)	$1	$14	$1

Amounts included in the consolidated statements of income related to non-hedging derivative instruments were as follows (dollars in thousands):

	Location of Gain or (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income on	June 30,		June 30,
	Derivatives	2011	2010	2011	2010

Interest rate swaps	Other income	$—	$—	$—	$(79)

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

At June 30, 2011 and December 31, 2010, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	June 30,	December 31,
	2011	2010
Commitments to extend credit:
Home equity lines	$298,947	$308,678
Other commitments	820,653	1,012,554

Letters of credit:
Standby	103,783	116,058
Commercial	2,415	2,970

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of June 30, 2011, the longest maturity for any standby letter of credit was December 31, 2015.  A fee of up to two percent of face value may be charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

Of the $ 106.2 million in letter of credit commitments outstanding at June 30, 2011, approximately $ 44.7 million of the letters of credit have been issued or renewed since December 31, 2010.

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

As of June 30, 2011, the Company had approximately $3.0 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches and commitments to purchase branch facilities related to our FDIC transactions.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2011
Financial assets
Securities available for sale:
U.S. government sponsored agencies and enterprises	$55,656	$—	$55,656	$—
States and political subdivisions	392,670	—	392,670
Residential mortgage-backed securities	1,392,952	—	1,391,716	1,236
Commercial mortgage-backed securities	31,350	—	31,350	—
Corporate bonds	6,019	—	—	6,019
Equity securities	10,435	10,435	—	—
Assets held in trust for deferred compensation	7,262	7,262	—	—
Derivative financial instruments	16,801	—	16,801	—
Financial liabilities
Other liabilities (1)	7,262	7,262	—	—
Derivative financial instruments	17,360	—	17,360

December 31, 2010
Financial assets
Securities available for sale:
U.S. government sponsored agencies and enterprises	$19,434	$—	$19,434	$—
States and political subdivisions	364,932	1,905	363,027	—
Residential mortgage-backed securities	1,196,536	—	1,195,200	1,336
Commercial mortgage-backed securities	530	—	530	—
Corporate bonds	6,140	—	—	6,140
Equity securities	10,171	10,171	—	—
Assets held in trust for deferred compensation	6,520	6,520	—	—
Derivative financial instruments	16,465	—	16,465	—
Financial liabilities
Other liabilities (1)	6,520	6,520	—	—
Derivative financial instruments	15,832	—	15,832	—

(1) Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended
(in thousands)	June 30, 2011	June 30, 2010

Balance, beginning of period	$7,476	$7,897
Transfer into Level 3	—	—
Net unrealized losses	—	—
Other comprehensive income	21	—
Principal payments	(242)	(118)
Impairment charge	—	—
	$7,255	$7,779

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

Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired real estate loans, the Company obtains a current external appraisal.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2011 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Impaired loans	$107,509	$—	$—	$107,509
Foreclosed assets	158,160	—	—	158,160

Assets measured at fair value on a nonrecurring basis as of December 31, 2010 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Impaired loans	$267,005	$—	$—	$267,005
Foreclosed assets	116,221	—	—	116,221

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

The estimated fair values of financial instruments are as follows (in thousands):

	June 30,		December 31,
	2011		2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$129,942	$129,942	$106,726	$106,726
Interest bearing deposits with banks	513,378	513,378	737,433	737,433
Investment securities available for sale	1,889,082	1,889,082	1,597,743	1,597,743
Investment securities held to maturity	230,154	231,974	—	—
Non-marketable securities - FHLB and FRB stock	80,815	80,815	80,186	80,186
Loans, net	5,807,972	5,744,854	6,425,594	6,330,229
Accrued interest receivable	31,390	31,390	35,158	35,158
Derivative financial instruments	16,801	16,801	16,465	16,465

Financial Liabilities:
Non-interest bearing deposits	$1,776,873	$1,776,873	$1,691,599	$1,691,599
Interest bearing deposits	5,941,710	5,961,790	6,461,359	6,480,269
Short-term borrowings	235,733	235,850	268,844	258,294
Long-term borrowings	275,559	288,242	285,073	294,623
Junior subordinated notes issued to capital trusts	158,554	97,882	158,571	92,286
Accrued interest payable	5,613	5,613	6,329	6,329
Derivative financial instruments	17,360	17,360	15,832	15,832

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

Overview

The profitability of our operations depends primarily on our net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses.  The provision for credit losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  Our net income is also affected by other income and other expenses.  During the periods under report, non-interest income or other income consists of loan service fees, deposit service fees, net lease financing income, brokerage fees, trust and asset management fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net gain (loss) on sale of other assets, acquisition related gains, accretion of the indemnification asset and other operating income.  During the periods under report, other expenses include salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, FDIC insurance premiums, branch impairment charges, other real estate expenses (net of rental income), and other operating expenses.  Additionally, dividends on preferred shares reduce net income available to common stockholders.

Net interest income is affected by changes in the volume and mix of interest earning assets, interest earned on those assets, the volume and mix of interest bearing liabilities and interest paid on interest bearing liabilities.  Other income and other expenses are impacted by growth of operations and changes in the number of loan and deposit accounts through both acquisitions and dispositions and core banking business growth.  Growth in operations affects other expenses primarily as a result of additional employees, branch facilities and promotional marketing expense.  Changes in the number of loan and deposit accounts affects other income, including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.  Changes in the levels of non-performing assets affect salaries and benefits because of changes in problem loan remediation staffing needs.  Changes in the levels of non-performing assets also affect legal expenses and other real estate owned expenses.

The Company had a net loss of $7.4 million and net loss available to common stockholders of $10.0 million for the second quarter of 2011, compared to a net income of $19.2 million and a net income available to common stockholders of $16.6 million for the second quarter of 2010.  Our 2011 second quarter results generated an annualized return on average assets of (0.30)% and an annualized return on average common equity of (3.43)%, compared to 0.73% and 5.79%, respectively, for the same period in 2010.  Fully diluted loss per common share for the second quarter of 2011 was $0.18 compared to earnings of $0.31 per common share for the second quarter of 2010.  The results for the second quarter of 2010 include a gain of $62.6 million from the Broadway Bank and New Century FDIC-assisted transactions completed during the second quarter of 2010.  The results for the second quarter of 2011 include a provision for credit losses of approximately $50 million in connection with the sale during the second quarter of 2011 of loans with an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, including $156.3 million in non-performing loans.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At June 30, 2011, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $54.3 million.  See Note 1 and Note 7 of the notes to our December 31, 2010 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2010 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of June 30, 2011, the Company had $88 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of June 30, 2011, the Company had $5 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

Fair Value of Assets and Liabilities.  ASC Topic 820 defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date.

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

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the six months ended June 30, 2011 and 2010.

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

Results of Operations

Second Quarter Results

The Company had a net loss of $7.4 million and net loss available to common stockholders of $10.0 million for the second quarter of 2011, compared to net income of $19.2 million and net income available to common stockholders of $16.6 million for the second quarter of 2010.  The results for the second quarter of 2011 generated an annualized return on average assets of (0.30)% and an annualized return on average common equity of (3.43)%, compared to 0.73% and 5.79%, respectively, for the same period in 2010.  The results for the second quarter of 2010 include a gain of $62.6 million from the Broadway Bank and New Century Bank FDIC-assisted transactions completed during the quarter ended June 30, 2010.  The results for the second quarter of 2011 include an increase in the provision for credit losses of approximately $50 million required in connection with the loan sale transaction described below.

Net interest income was $82.4 million for the three months ended June 30, 2011, a decrease of $4.3 million, or 4.9%, from $86.7 million for the comparable period in 2010.  See “Net Interest Margin” section below for further analysis.

Provision for credit losses was $61.3 million in the second quarter of 2011 as compared to $85.0 million in second quarter of 2010.  Net charge-offs were $92.6 million in the quarter ended June 30, 2011 compared to $67.2 million in the quarter ended June 30, 2010.

During the second quarter of 2011, we sold certain performing, sub-performing and non-performing loans with an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, which included $156.3 million in non-performing loans.  We received $194.6 million in proceeds (net of expenses) and recognized approximately $87 million in charge-offs, which required us to increase our provision for credit losses by approximately $50 million.  During the second quarter of 2011, the migration of our loans to non-performing and potential problem loan status slowed and real estate values stabilized.  Excluding the loan sale, our provision for credit losses and net charge-offs for the second quarter of 2011 would have been approximately $11 million and $6 million, respectively.

See “Asset Quality” below for further analysis of the allowance for loan losses.

Other Income (in thousands):

	Three Months Ended
	June 30,	June 30,	Increase/	Percentage
	2011	2010	(Decrease)	Change
Other income:
Loan service fees	$2,812	$2,042	$770	38%
Deposit service fees	9,023	9,461	(438)	(5)%
Lease financing, net	6,861	5,026	1,835	37%
Brokerage fees	1,615	1,129	486	43%
Trust and asset management fees	4,455	3,536	919	26%
Net gain on sale of investment securities	232	2,304	(2,072)	(90)%
Increase in cash surrender value of life insurance	1,451	706	745	106%
Net gain (loss) on sale of other assets	13	(99)	112	(113)%
Acquisition related gains	—	62,649	(62,649)	NM
Accretion of FDIC indemnification asset	1,339	3,067	(1,728)	(56)%
Other operating income	1,344	2,885	(1,541)	(53)%
Total other income	$29,145	$92,706	$(63,561)	(69)%

(NM — Not meaningful)

Other income decreased for the second quarter of 2011 compared to the second quarter of 2010, primarily due to a gain recognized on the Broadway and New Century FDIC-assisted transaction completed during the second quarter of 2010, totaling $62.6 million.  See Note 2 of the Consolidated Financial Statements for additional information. Loan service fees increased in the second quarter of 2011 due to an increase in prepayment penalties and exit fees received on early payoffs.  Deposit service fees decreased from the second quarter of 2010 due to changes in customer usage and product changes.  Net lease financing income increased mainly as a result of an increase in the sales of third party equipment maintenance contracts and favorable lease renewals.  Trust and asset management fees increased primarily due to an increase in assets under management as a result of new clients added over the past year and an increase in equity values.  The increase in cash surrender value of life insurance was higher due to a death benefit recorded in the second quarter of 2011 and an improvement in overall asset yields.  Other income was also impacted by lower gains on sales of investment securities in the second quarter of 2011 compared to the same quarter of 2010.  Accretion of indemnification asset decreased as expected due to a corresponding decrease in the indemnification asset balance from the second quarter of 2010.  Other operating income decreased in the second quarter of 2011 as a result of higher valuation adjustments on other real estate owned of $4.6 million, which was partly offset by $1.8 million in gains recognized in the second quarter of 2011 on loans held for sale as of March 31, 2011.

Other Expense (in thousands):

	Three Months Ended
	June 30,	June 30,	Increase /	Percentage
	2011	2010	(Decrease)	Change

Other expense:
Salaries and employee benefits	$37,815	$37,104	$711	2%
Occupancy and equipment expense	8,483	8,928	(445)	(5)%
Computer services expense	2,633	3,322	(689)	(21)%
Advertising and marketing expense	1,748	1,639	109	7%
Professional and legal expense	1,853	1,370	483	35%
Brokerage fee expense	574	420	154	37%
Telecommunication expense	937	964	(27)	(3)%
Other intangibles amortization expense	1,416	1,505	(89)	(6)%
FDIC insurance premiums	3,502	3,833	(331)	(9)%
Other real estate expense, net	1,251	417	834	200%
Other operating expenses	6,516	6,530	(14)	(0)%
Total other expenses	$66,728	$66,032	$696	1%

Other expense increased $696 thousand from the second quarter of 2010 to the second quarter of 2011.  Salaries and employee benefits expense increased due to additional employees added due to the New Century and Broadway FDIC-assisted transactions, problem loan remediation staff added throughout 2010 and increased leasing commissions on

higher revenues.   Occupancy expense decreased as a result of decreased property taxes.  Computer services expense decreased in the second quarter of 2011 primarily due to conversion expenditures on FDIC assisted transactions incurred in 2010.  Professional and legal expense increased during the second quarter of 2011 as a result of higher loan remediation expenses.  FDIC insurance premiums decreased due to lower deposit balances.  Other real estate expense increased in the second quarter of 2011 as a result of an increase in property maintenance and real estate tax expense.

Income Taxes

The Company had an income tax benefit of $9.1 million for the three months ended June 30, 2011 compared to income tax expense of $9.2 million for the same period in 2010.  The decrease in income tax expense from the second quarter of 2010 to the second quarter of 2011 was due to the decrease in our pre-tax income.

Year-To-Date Results

The Company had a net loss of $422 thousand and net loss available to common stockholders of $5.6 million for the first six months of 2011 compared to net income of $20.1 million and a net income available to common stockholders of $15.0 million for the first six months of 2010.  The results for the first six months of 2011 generated an annualized return on average assets of (0.01)% and an annualized return on average common equity of (0.98)% compared to 0.39% and 2.69%, respectively, for the same period in 2010.

Net interest income was $164.6 million for the six months ended June 30, 2011, a decrease of $2.9 million, or 1.7%, from $167.5 million for the comparable period in 2010.  See “Net Interest Margin” section below for further analysis.

Provision for credit losses was $101.3 million in the first six months of 2011 compared to $132.2 million in first six months of 2010.  Net charge-offs were $146.4 million in the six months ended June 30, 2011 compared to $113.7 million in the six months ended June 30, 2010.  Our provision for credit losses and net charge-offs have been impacted by the loan sale in the second quarter of 2011 noted earlier.  We recognized approximately $87 million in charge-offs as a result of the sale, which required us to increase our provision for credit losses by approximately $50 million.

See “Asset Quality” below for further analysis of the allowance for loan losses.

Other Income (in thousands):

	Six Months Ended
	June 30,	June 30,	Increase/	Percentage
	2011	2010	(Decrease)	Change
Other income:
Loan service fees	$3,938	$3,326	$612	18%
Deposit service fees	19,053	18,309	744	4%
Lease financing, net	12,644	9,646	2,998	31%
Brokerage fees	3,034	2,374	660	28%
Trust and asset management fees	8,886	6,871	2,015	29%
Net gain on sale of investment securities	229	9,170	(8,941)	(98)%
Increase in cash surrender value of life insurance	2,419	1,377	1,042	76%
Net gain (loss) on sale of other assets	370	(88)	458	(520)%
Acquisition related gain	—	62,649	(62,649)	NM
Accretion of FDIC indemnification asset	3,170	3,067	103	3%
Other operating income	4,545	2,462	2,083	85%
Total other income	$58,288	$119,163	$(60,875)	(51)%

(NM — Not meaningful)

Other income decreased for the first six months of 2011 compared to the first six months of 2010, primarily due to a gain recognized on the Broadway and New Century FDIC-assisted transactions during the six months ended June 30, 2010, totaling $62.6 million.  See Note 2 of the Consolidated Financial Statements for additional information.  Net lease financing increased primarily due to an increase in the sales of third party equipment maintenance contracts and favorable lease renewals.  Trust and asset management fees increased primarily due to an increase in assets under management as a result of new clients added over the past year and an increase in equity values.  The increase in cash surrender value of life insurance was higher due to a death benefit recorded and an improvement in overall asset yields.  Additionally, other income was impacted by net gains on sale of investment securities of $9.2 million for the six months ended June 30, 2010 compared with net gains on sale of investment securities of $229 thousand for the six months ended June 30, 2011.

Other Expense (in thousands):

	Six Months Ended
	June 30,	June 30,	Increase /	Percentage
	2011	2010	(Decrease)	Change

Other expense:
Salaries and employee benefits	$75,590	$70,526	$5,064	7%
Occupancy and equipment expense	17,877	18,107	(230)	(1)%
Computer services expense	5,143	5,850	(707)	(12)%
Advertising and marketing expense	3,467	3,272	195	6%
Professional and legal expense	3,078	2,448	630	26%
Brokerage fee expense	1,057	882	175	20%
Telecommunication expense	1,872	1,872	—	0%
Other intangibles amortization expense	2,841	3,015	(174)	(6)%
FDIC insurance premiums	6,930	7,797	(867)	(11)%
Branch impairment charges	1,000	—	1,000	NM
Other real estate expense, net	1,649	1,102	547	50%
Other operating expenses	13,088	12,812	276	2%
Total other expenses	$133,592	$127,683	$5,909	5%

(NM — Not meaningful)

Other expense increased by $5.9 million from the first six months of 2010 to the first six months of 2011.  Salaries and employee benefits expense increased due to additional employees added due to the New Century and Broadway FDIC-assisted transactions, problem loan remediation staff added throughout the prior year and increased leasing commissions on higher sales.  Computer services expense decreased primarily due to conversion expenditures on FDIC assisted transactions incurred in 2010.  Professional and legal expense increased during the first half of 2011 as a result of higher loan remediation expenses.  FDIC insurance premiums decreased due to lower deposit balances.  Other real estate expense increased as a result of an increase in property maintenance and real estate tax expense.  Additionally, other expense was impacted by a $1.0 million fixed asset impairment charge incurred in the first quarter of 2011 caused by our decision to close a branch.

Income Taxes

The Company had an income tax benefit of $11.5 million for the first six months ended June 30, 2011 compared to income tax expense of $6.6 million for the same period in 2010.  The decrease in income tax expense from the six months ended June 30, 2010 to the six months ended June 30, 2011 was due to the decrease in our pre-tax income.  The year-to-date benefit includes a $2 million increase in deferred tax assets as a result of the Illinois corporate income tax rate increase which was enacted and reflected in the first quarter of 2011.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended June 30,
	2011			2010
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$6,167,323	$82,402	5.36%	$6,800,123	$93,197	5.50%
Loans exempt from federal income taxes (4)	132,577	2,633	7.86	125,018	2,311	7.31
Taxable investment securities	1,668,406	10,290	2.47	1,633,167	12,154	2.98
Investment securities exempt from federal income taxes (4)	357,828	5,297	5.86	358,192	5,236	5.78
Other interest bearing deposits	389,311	258	0.26	252,262	185	0.29
Total interest earning assets	8,715,445	$100,880	4.64	9,168,762	$113,083	4.95
Non-interest earning assets	1,251,453			1,415,960
Total assets	$9,966,898			$10,584,722

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$2,676,663	$1,922	0.29%	$2,745,286	$3,904	0.57%
Savings deposits	725,810	311	0.17	609,378	487	0.32
Time deposits	2,681,173	9,513	1.42	3,476,011	15,892	1.83
Short-term borrowings	247,620	239	0.39	272,658	264	0.39
Long-term borrowings and junior subordinated notes	456,972	3,713	3.21	471,316	3,213	2.70
Total interest bearing liabilities	6,788,238	$15,698	0.93	7,574,649	$23,760	1.26
Non-interest bearing deposits	1,724,429			1,552,813
Other non-interest bearing liabilities	94,976			113,097
Stockholders’ equity	1,359,255			1,344,163
Total liabilities and stockholders’ equity	$9,966,898			$10,584,722
Net interest income/interest rate spread (5)		$85,182	3.71%		$89,323	3.69%
Taxable equivalent adjustment		2,775			2,642
Net interest income, as reported		$82,407			$86,681
Net interest margin (6)			3.79%			3.79%
Tax equivalent effect			0.13%			0.12%
Net interest margin on a fully tax equivalent basis (6)			3.92%			3.91%

(1)          Non-accrual loans are included in average loans.

(2)          Interest income includes amortization of deferred loan origination fees of $1.3 million and $1.5 million for the three months ended June 30, 2011 and 2010, respectively.

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

Net interest income was $82.4 million for the three months ended June 30, 2011, a decrease of $4.3 million, or 4.9%, from $86.7 million for the comparable period in 2010.  The decrease in net interest income was due to a decrease in average earning assets, partially offset by a slightly higher net interest margin.  Our non-performing loans reduced our net interest margin during the second quarter of 2011 and the second quarter of 2010 by approximately 15 basis points and 21 basis points, respectively.

The following table represents, for the period indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultants costs, expressed both in dollars and rates (dollars in thousands):

	Six Months Ended June 30,
	2011			2010
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$6,249,046	$168,040	5.42%	$6,522,554	$174,196	5.39%
Loans exempt from federal income taxes (4)	130,778	4,986	7.58	120,737	4,446	7.32
Taxable investment securities	1,491,715	18,042	2.42	1,964,777	32,120	3.27
Investment securities exempt from federal income taxes (4)	353,355	10,443	5.88	359,418	10,510	5.82
Federal funds sold	—	—	—	710	2	0.56
Other interest bearing deposits	567,174	728	0.26	188,635	276	0.30
Total interest earning assets	8,792,068	$202,239	4.64	9,156,831	$221,550	4.88
Non-interest earning assets	1,290,053			1,311,011
Total assets	$10,082,121			$10,467,842

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$2,701,493	$4,408	0.33%	$2,727,104	$7,533	0.56%
Savings deposits	718,175	732	0.21	597,569	937	0.32
Time deposits	2,788,339	19,965	1.44	3,477,891	33,185	1.92
Short-term borrowings	256,682	456	0.36	263,101	609	0.47
Long-term borrowings and junior subordinated notes	447,028	6,666	2.97	477,592	6,552	2.73
Total interest bearing liabilities	6,911,717	$32,227	0.94	7,543,257	$48,816	1.30
Non-interest bearing deposits	1,698,361			1,503,810
Other non-interest bearing liabilities	119,241			106,810
Stockholders’ equity	1,352,802			1,313,965
Total liabilities and stockholders’ equity	$10,082,121			$10,467,842
Net interest income/interest rate spread (5)		$170,012	3.70%		$172,734	3.58%
Taxable equivalent adjustment		5,400			5,235
Net interest income, as reported		$164,612			$167,499
Net interest margin (6)			3.78%			3.69%
Tax equivalent effect			0.12%			0.11%
Net interest margin on a fully tax equivalent basis (6)			3.90%			3.80%

(1)          Non-accrual loans are included in average loans.

(2)          Interest income includes amortization of deferred loan origination fees of $2.6 million and $2.6 million for the six months ended June 30, 2011 and 2010, respectively.

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

Net interest income was $164.6 million for the first six months ended June 30, 2011, a decrease of $2.9 million, or 1.7% from $167.5 million for the comparable period in 2010.  The decrease in net interest income was due to a decrease in average earning assets, partially offset by a higher net interest margin.  Our net interest margin increased due to a decrease in our average cost of funds as a result of an improved deposit mix and downward repricing of interest bearing deposits.  Our non-performing loans reduced our net interest margin during the six months ended June 30, 2011 and the six months ended June 30, 2010 by approximately 17 basis points and 19 basis points, respectively.

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

	Three Months Ended			Six Months Ended
	June 30, 2011 Compared to June 30, 2010			June 30, 2011 Compared to June 30, 2010
	Change	Change		Change	Change
	Due to	Due to	Total	Due to	Due to	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Earning Assets:
Loans	$(8,501)	$(2,294)	$(10,795)	$(7,348)	$1,192	$(6,156)
Loans exempt from federal income taxes (1)	144	178	322	379	161	540
Taxable investments securities	257	(2,121)	(1,864)	(6,767)	(7,311)	(14,078)
Investment securities exempt from federal income taxes (1)	(5)	66	61	(178)	111	(67)
Federal funds sold	—	—	—	(2)	—	(2)
Other interest bearing deposits	92	(19)	73	490	(38)	452
Total increase (decrease) in interest income	(8,013)	(4,190)	(12,203)	(13,426)	(5,885)	(19,311)
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	(96)	(1,886)	(1,982)	(70)	(3,055)	(3,125)
Savings deposits	80	(256)	(176)	165	(370)	(205)
Time deposits	(3,222)	(3,157)	(6,379)	(5,853)	(7,367)	(13,220)
Short-term borrowings	(24)	(1)	(25)	(15)	(138)	(153)
Long-term borrowings and junior subordinated notes	(101)	601	500	(434)	548	114
Total decrease in interest expense	(3,363)	(4,699)	(8,062)	(6,207)	(10,382)	(16,589)
Total increase in net interest income	$(4,650)	$509	$(4,141)	$(7,219)	$4,497	$(2,722)

(1)          Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets decreased $342.6 million, or 3.3%, from $10.3 billion at December 31, 2010 to $10.0 billion at June 30, 2011.  Investment securities increased $522.1 million from December 31, 2010 to June 30, 2011 mostly as a result of the deployment of interest-earning cash balances.  Gross loans decreased by $679.8 million, or 10.3%, to $5.9 billion at June 30, 2011 from $6.6 billion at December 31, 2010.  During the second quarter of 2011, we sold certain performing, sub-performing and non-performing loans with an aggregate carrying amount of $281.6 million.  See “Loan Portfolio” section below for further analysis.

Total liabilities decreased by $343.2 million, or 3.8%, from $9.0 billion at December 31, 2010 to $8.6 billion at June 30, 2011.  Total deposits decreased by $434.4 million, or 5.3%. to $7.7 billion at June 30, 2011 from $8.2 billion at December 31, 2010.  Consistent with our strategy, deposits decreased as a decrease in deposit rates paid has resulted in a reduction of balances from rate sensitive customers.  Other liabilities increased to $244.0 million due to security purchases not yet settled.  Total stockholders’ equity increased $558 thousand to $1.3 billion at June 30, 2011 compared to December 31, 2010.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, as of the dates indicated (dollars in thousands):

	June 30,		December 31,		June 30,
	2011		2010		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial related credits:
Commercial loans	$1,108,295	19%	$1,206,984	18%	$1,315,899	19%
Commercial loans collateralized by assignment of lease payments (lease loans)	1,031,677	17%	1,053,446	16%	992,301	14%
Commercial real estate	1,863,223	32%	2,176,584	33%	2,378,272	34%
Construction real estate	246,557	4%	423,339	6%	496,732	7%
Total commercial related credits	4,249,752	72%	4,860,353	73%	5,183,204	74%
Other loans:
Residential real estate	317,821	5%	328,482	5%	321,665	5%
Indirect motorcycle	172,620	3%	161,761	2%	164,269	2%
Indirect automobile	9,916	0%	13,903	1%	17,914	0%
Home equity	357,181	6%	381,662	6%	389,298	6%
Consumer loans	75,069	1%	59,320	1%	73,436	1%
Total other loans	932,607	15%	945,128	14%	966,582	14%
Gross loans excluding covered loans	5,182,359	87%	5,805,481	88%	6,149,786	88%
Covered loans (1)	755,670	13%	812,330	12%	879,909	12%
Gross loans (2)	$5,938,029	100%	$6,617,811	100%	$7,029,695	100%

(1)                                  Loans subject to loss-share with the FDIC are referred to as “covered loans.”

(2)                                  Gross loan balances at June 30, 2011, December 31, 2010 and June 30, 2010 are net of unearned income, including net deferred loan fees of $2.0 million, $3.3 million, and $3.4 million, respectively.

During the second quarter of 2011, we sold certain performing, sub-performing and non-performing loans with an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, which included $156.3 million in non-performing loans.  We received $194.6 million in proceeds (net of expenses) and recognized approximately $87 million in charge-offs, which required us to increase our provision for credit losses by approximately $50 million.

Asset Quality

The following table presents a summary of non-performing assets, excluding loans held for sale, as of the dates indicated (dollar amounts in thousands):

	June 30,	December 31,	June 30,
	2011	2010	2010
Non-performing loans:(1)
Non-accrual loans	$149,905	$362,441	$343,838
Loans 90 days or more past due, still accruing interest	1,121	1	—
Total non-performing loans	151,026	362,442	343,838

Other real estate owned(2)	88,185	71,476	43,987
Repossessed vehicles	55	82	191
Total non-performing assets	$239,266	$434,000	$388,016

Total allowance for loan losses(3)	130,057	192,217	195,612
Partial charge-offs taken on non-performing loans	54,424	163,972	142,872
Allowance for loan losses, including partial charge-offs	$184,481	$356,189	$338,484

Accruing restructured loans(5)	$35,037	$22,543	$10,940

Total non-performing loans to total loans	2.54%	5.48%	4.89%
Total non-performing assets to total assets	2.40%	4.21%	3.64%
Allowance for loan losses to non-performing loans(1)	86.12%	53.03%	56.89%
Allowance for loan losses to non-performing loans, including partial charge-offs taken(4)	89.79%	67.66%	69.55%

(1)

This table excludes purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Benchmark, Broadway, and New Century transactions. Purchased credit-impaired loans have evidence of deterioration in credit quality prior to acquisition.  Fair value of these loans as of the acquisition date includes estimates of credit losses.  These loans are accounted for on a pool basis, and the pools are considered to be performing.   This table also excludes loans held for sale.

(2)

This table excludes other real estate owned that related to FDIC-assisted transactions.  Other real estate owned related to these transactions totaled $69.9 million at June 30, 2011, $44.7 million at December 31, 2010, and $75.2 million at June 30, 2010.

(3)	Includes $13.6 million and $8.5 million of reserves on unfunded credit commitments at December 31, 2010 and June 30, 2010.
(4)	Calculated by adding partial charge-offs to both the numerator and denominator in the calculation.
(5)	Accruing restructured loans consists primarily of commercial and commercial real estate loans that have been modified and are performing in accordance with those modified terms.

A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses.  A loan that is modified at a market rate of interest may no longer be classified as troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.  Performance prior to the restructuring is considered when assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of the restructuring or after a shorter performance period.  Historical payment performance for a reasonable time prior to and subsequent to the restructuring is taken into account prior to returning existing non-performing loans to accrual status.  A period of sustained repayment for at least six months generally is required for return to accrual status.

The following table represents a summary of other real estate (“OREO”), excluding assets related to FDIC-assisted transactions, for the six months ended June 30, 2011 and 2010 (in thousands):

	June 30,
	2011	2010

Balance at beginning of period	$71,476	$36,711
Transfers in at fair value less estimated costs to sell	40,928	15,405
Fair value adjustments	(4,731)	(2,795)
Net gains (losses) on sales of OREO	733	(452)
Cash received upon disposition	(20,221)	(4,881)
Balance at end of period	$88,185	$43,988

The following table presents data related to non-performing loans, excluding purchased credit-impaired loans, by dollar amount and category at June 30, 2011 (dollar amounts in thousands):

	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Consumer Loans	Total Loans
	Number of Relationships	Amount	Number of Relationships	Amount	Number of Relationships	Amount	Amount	Amount
$10.0 million or more	—	$—	—	$—	—	$—	$—	$—
$5.0 million to $9.9 million	3	20,950	1	7,708	4	32,325	—	60,983
$1.5 million to $4.9 million	—	—	3	8,858	11	29,442	—	38,300
Under $1.5 million	34	12,397	3	653	42	25,319	13,374	51,743
	37	$33,347	7	$17,219	57	$87,086	$13,374	$151,026

Percentage of individual loan category		1.56%		6.98%		4.67%	1.43%	2.54%

Specific reserves and partial charge-offs as a percentage of non-performing loans		46%		57%		25%

The following table presents data related to non-performing loans, excluding purchased credit-impaired loans, by dollar amount and category at December 31, 2010 (dollar amounts in thousands):

	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Consumer Loans	Total Loans
	Number of Relationships	Amount	Number of Relationships	Amount	Number of Relationships	Amount	Amount	Amount
$10.0 million or more	—	$—	2	$29,695	2	$34,423	$—	$64,118
$5.0 million to $9.9 million	3	23,683	5	29,791	3	20,102	—	73,576
$1.5 million to $4.9 million	6	14,005	13	41,313	15	41,720	3,272	100,310
Under $1.5 million	45	14,880	30	21,278	144	62,619	25,661	124,438
	54	$52,568	50	$122,077	164	$158,864	$28,933	$362,442

Percentage of individual loan category		2.33%		28.84%		7.30%	3.06%	5.48%

Specific reserves and partial charge-offs as a percentage of non-performing loans		44%		47%		32%

The decrease in non-performing loans was primarily a result of the loan sale in the second quarter of 2011 discussed earlier.  Loans with balances of $156.3 million prior to the transfer to loans held for sale were classified as non-performing.

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

We use a loan loss reserve model that incorporates the migration of loan risk ratings and historical default data over a multi-year period to develop estimated default factors (EDFs).  The model tracks annual loan rating migrations by loan type and currently uses loan risk rating migrations for ten years.  The migration data is adjusted by using average losses for an economic cycle and smoothed to develop EDFs by loan type, risk rating and maturity.  EDFs are updated annually in December.

To account for current economic conditions, the general allowance for loan and lease losses (ALLL) also includes adjustments for macroeconomic factors.  Macroeconomic factors adjust the ALLL upward or downward based on the current point in the economic cycle using predictive economic data and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, construction real estate and lease loan components.  To determine our macroeconomic factors, we use specific economic data that has been shown to be a statistically reliable predictor of industry loan losses relative to long term average loan losses.  We annually review this data to determine that such a correlation continues to exist.

Our macroeconomic factors are based on regression analyses that reflect a high correlation between certain macroeconomic factors and industry wide charge-off rates.  The correlation of over 25 indicators to charge-offs were tested (change in fed funds rate, change in personal income, durable goods orders, etc.).  The following macroeconomic indicators resulted in the highest correlation with charge-offs:

Commercial and industrial loans and lease loans:  Fed funds rate, Annual percent change in S&P 500, Annual percent change in unemployment.

Commercial real estate loans and construction loans:  The two previous year’s Cook County commercial real estate net charge-off rate, Annual percent change in unemployment, Chicago area commercial real estate capitalization rate (overall).

Using the factors above, a predicted industry wide charge-off rate is calculated for commercial loans and lease loans based on the regression analyses.  A predicted Chicago area charge-off rate is calculated for commercial real estate loans and construction loans.  The predicted charge-off percentage is then compared to a cycle average charge-off percentage, and a macroeconomic adjustment factor is calculated.  Additionally, as part of the standard calculation of the macroeconomic adjustment factor, it is assumed that charge-offs revert to the cycle average over a period of time.  The macroeconomic adjustment factor is applied to each commercial loan type.  Each year, we review the predictive nature of the macroeconomic factors by comparing actual charge-offs to the predicted model charge-offs.

The macroeconomic factors added approximately $35 million and $39 million to the ALLL as of June 30, 2011 and December 31, 2010, respectively.

At each quarter end, potential problem loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing the loan.  See discussion in “Specific Reserve” section below.

The general loss reserve was $104.0 million as of June 30, 2011 and $126.4 million as of December 31, 2010.  The decrease in the general loss reserve was primarily due to the sale of sub-performing loans in the loan sale in the second quarter of 2011, and an overall decrease in loan balances during the six months ended June 30, 2011.  Reserves on impaired loans are included in the “Specific Reserve” section below.  See additional discussion in “Potential Problem Loans” below.

Specific Reserves.  Our allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

At each quarter-end, impaired loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing each loan.  Generally, the Company obtains a current external appraisal (within 12 months) on real estate secured impaired loans.  Other valuation techniques are used as well, including internal valuations, comparable property analyses and contractual sales information.  For appraisals that are more than six months old, we may further discount appraisal values.  This discount is based on our evaluation of market conditions and is in addition to a reduction in value for potential sales costs and discounting that has been incorporated in the independent appraisal.  As of June 30, 2011, almost all appraisals were completed within the previous 12 months.

In addition, each impaired loan with real estate collateral is reviewed quarterly by the Chief Real Estate Appraiser to determine that the most recent valuation remains reasonable during subsequent quarters until the next appraisal.  If considered necessary by the Chief Real Estate Appraiser, the appraised value may be further discounted by internally applying accepted appraisal methodologies to an older appraisal.  Accepted appraisal methodologies include:  income capitalization approach adjusting for changes in underlying leases, adjustments related to condominium projects with units sales, adjustments for loan fundings, and “As is” compared to “As Stabilized” valuations.

Other valuation techniques are also used to value non-real estate assets.  Discounts may be applied in the impairment analysis used for general business assets (GBA).  Examples of GBA include accounts receivables, inventory, and any marketable securities pledged. The discount is used to reflect collection risk in the event of default that may not have been included in the valuation of the asset.

The total specific reserve component of the allowance was $12.1 million as of June 30, 2011 and $51.8 million as of December 31, 2010.  The decrease in specific reserve reflects the decrease in impaired loans mainly as the result of the loan sale in the second quarter of 2011, charge-offs on loans during the first quarter of 2011 and the reclassification of the reserve for unfunded credit commitments as a liability.  See discussion in “Second Quarter Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

Smaller Balance Homogenous Loans.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one-year time horizon.  The reserves for smaller balance homogenous loans totaled $13.9 million at June 30, 2011, and $14.0 million at December 31, 2010.

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

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Balance at the beginning of period	$178,410	$177,787	$192,217	$177,072
Provision for credit losses	61,250	85,000	101,250	132,200
Reclassification to allowance for unfunded credit commitments	(17,050)	—	(17,050)	—
Charge-offs:
Commercial loans	(7,991)	(30,211)	(11,142)	(37,574)
Commercial loans collateralized by assignment of lease payments (lease loans)	(93)	(917)	(93)	(1,250)
Commercial real estate loans	(55,250)	(15,002)	(85,025)	(27,203)
Construction real estate	(18,826)	(22,992)	(39,920)	(48,277)
Residential real estate	(8,080)	(4)	(11,642)	(463)
Indirect vehicle	(553)	(611)	(1,271)	(1,728)
Home equity	(5,493)	(1,271)	(7,400)	(1,899)
Consumer loans	(344)	(202)	(888)	(727)
Total charge-offs	(96,630)	(71,210)	(157,381)	(119,121)
Recoveries:
Commercial loans	758	2,322	3,323	3,046
Commercial loans collateralized by assignment of lease payments (lease loans)	153	96	219	96
Commercial real estate loans	312	177	1,846	363
Construction real estate	2,364	1,055	4,390	1,168
Residential real estate	26	9	33	50
Indirect vehicle	369	344	694	645
Home equity	19	31	67	90
Consumer loans	76	1	449	3
Total recoveries	4,077	4,035	11,021	5,461

Total net charge-offs	(92,553)	(67,175)	(146,360)	(113,660)

Allowance for loan losses(1)	130,057	195,612	130,057	195,612

Allowance for unfunded credit commitments(2)	17,050	—	17,050	—

Allowance for credit losses	$147,107	$195,612	$147,107	$195,612

Total loans, excluding loans held for sale	$5,938,029	$7,029,695	$5,938,029	$7,029,695
Average loans, excluding loans held for sale	$6,299,900	$6,925,140	$6,379,824	$6,643,291

Ratio of allowance for loan losses to total loans, excluding loans held for sale	2.19%	2.78%	2.19%	2.78%
Ratio of allowance for credit losses to total loans, excluding loans held for sale	2.48%	2.78%	2.48%	2.78%
Net loan charge-offs to average loans, excluding loans held for sale (annualized)	5.89%	3.89%	4.63%	3.45%

(1)          Includes $8.5 million for unfunded credit commitments at June 30, 2010.

(2)          The reserve for unfunded credit commitments was reclassified to other liabilities as of June 30, 2011.

Net charge-offs increased $32.7 million to $146.4 million in the six months ended June 30, 2011 compared to $113.7 million in the six months ended June 30, 2010.  Provision for credit losses decreased by $31.0 million to $101.3 million in the six months ended June 30, 2011 from $132.2 million in the same period of 2010.  Excluding the effects of the loan sale transaction during the second quarter of 2011, which resulted in approximately $87 million in charge-offs and an increase in the provision for losses of approximately $50 million, the provision for credit losses during the first half of 2011 would have been approximately $51 million and charge-offs would have been approximately $59 million.  The decrease in the required provision, excluding the effects of the loan sale transaction, was a result of lower downward migration of loans to non-performing status and higher collateral value underlying the loans that did migrate.

Additions to the allowance for loan losses, which are charged to earnings through the provision for credit losses, are determined based on a variety of factors, including specific reserves, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in our market area.  In addition, federal regulatory authorities, as part of the examination process, periodically review our allowance for loan losses.  The regulators may require us to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination.  Although management believes the allowance for loan losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

We utilize an internal asset classification system as a means of reporting problem and potential problem assets.  At scheduled meetings of the board of directors of MB Financial Bank, a watch list is presented, showing significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.”  Under our risk rating system noted above, Special Mention, Substandard, and Doubtful loan classifications correspond to risk ratings six, seven, and eight, respectively.  An asset is classified Substandard, or risk rated seven if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful, or risk rated eight have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss, or risk rated nine are those considered uncollectible and viewed as valueless assets and have been charged-off.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention, or risk rated six.

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

Potential Problem Loans

We define potential problem loans as performing loans rated substandard, that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of June 30, 2011, and December 31, 2010 were approximately $234.8 million, and $291.7 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under GAAP.

The decrease in potential problem loans was due primarily to the loan sale during the second quarter of 2011 discussed earlier.  Loans with balances of approximately $65.6 million prior to the transfer to loans held for sale were classified as potential problem loans.

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

Lease investments by categories follow (in thousands):

	June 30,	December 31,	June 30,
	2011	2010	2010
Direct finance leases:
Minimum lease payments	$60,541	$64,525	$68,600
Estimated unguaranteed residual values	6,780	7,387	8,617
Less: unearned income	(5,989)	(6,801)	(7,317)
Direct finance leases (1)	$61,332	$65,111	$69,900

Leveraged leases:
Minimum lease payments	$18,471	$13,819	$15,585
Estimated unguaranteed residual values	2,657	2,842	3,662
Less: unearned income	(1,684)	(1,295)	(1,535)
Less: related non-recourse debt	(16,801)	(13,089)	(14,833)
Leveraged leases (1)	$2,643	$2,277	$2,879

Operating leases:
Equipment, at cost	$244,620	$224,343	$241,498
Less: accumulated depreciation	(105,229)	(97,437)	(98,354)
Lease investments, net	$139,391	$126,906	$143,144

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $26.7 million at June 30, 2011, $13.1 million at December 31, 2010, and $16.9 million at June 30, 2010.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,612 leases at June 30, 2011 compared to 2,564 leases at December 31, 2010 and 2,369 leases at June 30, 2010.  The average residual value per lease schedule was approximately $21 thousand at June 30,

2011 compared to $21 thousand at December 31, 2010 and $25 thousand at June 30, 2010.  The average residual value per master lease schedule was approximately $177 thousand at June 30, 2011, $168 thousand at December 31, 2010, and $181 thousand at June 30, 2010.

At June 30, 2011, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
	Finance	Leveraged	Operating
	Leases	Leases	Leases	Total
End of initial lease term December 31,
2011	$908	$315	$9,693	$10,916
2012	1,866	1,179	10,535	13,580
2013	1,708	752	7,214	9,674
2014	1,750	351	9,546	11,647
2015	390	34	4,747	5,171
Thereafter	158	26	3,121	3,305
	$6,780	$2,657	$44,856	$54,293

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities available for sale, by type of security as indicated (in thousands):

	At June 30, 2011		At December 31, 2010		At June 30, 2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for sale
U.S. Government sponsored agencies and enterprises	$54,423	$55,656	$18,766	$19,434	$48,138	$49,142
States and political subdivisions	371,598	392,670	351,274	364,932	359,556	377,105
Residential mortgage-backed securities	1,370,754	1,392,952	1,174,500	1,196,536	1,300,733	1,325,849
Commercial mortgage-backed securities	31,221	31,350	521	530	568	583
Corporate bonds	6,019	6,019	6,140	6,140	6,356	6,356
Equity securities	10,246	10,435	10,093	10,171	9,949	10,172
	1,844,261	1,889,082	1,561,294	1,597,743	1,725,300	1,769,207
Held to maturity
Residential mortgage-backed securities	230,154	231,974	—	—	—	—

Total	$2,074,415	$2,121,056	$1,561,294	$1,597,743	$1,725,300	$1,769,207

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash.  Net cash provided by operating activities increased by $221.9 million to $365.8 million for the six months ended June 30, 2011 from the six months ended June 30, 2010.  The increase was primarily due to the loan sale in the second quarter of 2011.

Cash flows from investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales, the impact of acquisitions and FDIC-assisted transactions.  The Company had net cash used in investing activities of $84.1 million for the six months ended June 30, 2011 compared to net cash provided by investing activities of $799.1 million for the six months ended June 30, 2010.  This change in cash flows was mainly the result of the deployment of interest earning cash balances through the purchases of investment securities.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the six months ended June 30, 2011, the Company had net cash flows used in financing activities of

$482.5 million compared to net cash flows used in financing activities of $966.7 million for the six months ended June 30, 2010.  The change in cash flows from financing activities was primarily due to a smaller decrease in deposits during the first six months of 2011 compared to the first six months of 2010.  During the six months ended June 30, 2010, rate sensitive customers related to Corus FDIC-assisted transaction withdrew deposits as rates paid were reduced.

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

In the event that additional short-term liquidity is needed or the Company is unable to retain brokered deposits, MB Financial Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at June 30, 2011, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $185.0 million for a short time from these banks on a collective basis.  MB Financial Bank is a member of Federal Home Loan Bank of Chicago (FHLB).  As of June 30, 2011, the Company had $167.1 million outstanding in FHLB advances, and could borrow an additional amount of approximately $326.5 million.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of June 30, 2011, the Company had approximately $1.2 billion of unpledged investment securities, excluding investment securities available for pledge at the FHLB.

See Notes 11 and 12 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.  There were no material changes outside the ordinary course of business in the Company’s contractual obligations at June 30, 2011 as compared to December 31, 2010.

At June 30, 2011, the Company’s consolidated total risk-based capital ratio was 19.18%; Tier 1 capital to risk-weighted assets ratio was 17.11%; and Tier 1 capital to average asset ratio was 11.16%.  MB Financial Bank’s total risk-based capital ratio was 16.94%; Tier 1 capital to risk-weighted assets ratio was 14.87%; and Tier 1 capital to average asset ratio was 9.67%. MB Financial Bank, N.A. was categorized as “Well-Capitalized” at June 30, 2011 under the regulations of the Office of the Comptroller of the Currency.

Non-GAAP Financial Information

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP).  These measures include net interest income on a fully tax equivalent basis, net interest margin on a fully tax equivalent basis and the addition of partial charge-offs to the amount of the allowance for loan losses and to the numerator and the denominator in the ratio of the allowance for loan losses to non-performing loans.  Our management uses these non-GAAP measures, together with the related GAAP measures, in its analysis of our performance and in making business decisions.  Management also uses these measures for peer comparisons.  The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate.  Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes.  Management believes that the addition of partial charge-offs to the allowance for loan losses and to the numerator and the denominator in the ratios of the allowance for loan losses to non-performing loans and to total loans may be useful to investors because it shows what our loan loss reserve levels would have been had the partial charge-offs not been taken. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.  Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis to net interest margin are contained in the tables under “Net Interest Margin.”  Reconciliations of the allowance for loan losses including partial charge-offs to the allowance for loan losses, and the ratio of the allowance for loan losses to non-performing loans including partial change offs to the same ratio without the addition of partial charge-offs, are contained in the table under “Asset Quality”.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2011 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2011 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10% and 5%, respectively, in the first three months, 14%, 26%, and 15%, respectively, in the next nine months, 57%, 58% and 58%, respectively, from one year to five years, and 24%, 7%, and 21%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$511,151	$843	$1,384	$—	$513,378
Investment securities	227,418	346,576	1,456,871	169,186	2,200,051
Loans, including covered loans	2,521,798	1,094,936	2,167,399	153,896	5,938,029
Total interest earning assets	$3,260,367	$1,442,355	$3,625,654	$323,082	$8,651,458

Interest Bearing Liabilities:
NOW and money market deposits accounts	$209,306	$587,583	$1,524,198	$324,866	$2,645,953
Savings deposits	37,477	113,001	424,481	154,263	729,222
Time deposits	687,714	1,085,775	709,714	83,332	2,566,535
Short-term borrowings	33,686	56,975	130,620	14,452	235,733
Long-term borrowings	62,347	35,265	174,937	3,010	275,559
Junior subordinated notes issued to capital trusts	158,554	—	—	—	158,554
Total interest bearing liabilities	$1,189,084	$1,878,599	$2,963,950	$579,923	$6,611,556

Rate sensitive assets (RSA)	$3,260,367	$4,702,722	$8,328,376	$8,651,458	$8,651,458
Rate sensitive liabilities (RSL)	$1,189,084	$3,067,683	$6,031,633	$6,611,556	$6,611,556
Cumulative GAP (GAP=RSA-RSL)	$2,071,283	$1,635,039	$2,296,743	$2,039,902	$2,039,902

RSA/Total assets	32.68%	47.13%	83.47%	86.71%	86.71%
RSL/Total assets	11.92%	30.75%	60.45%	66.26%	66.26%
GAP/Total assets	20.76%	16.39%	23.02%	20.44%	20.44%
GAP/RSA	63.53%	34.77%	27.58%	23.58%	23.58%

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over Once Year Horizon
Changes in	At June 30, 2011		At December 31, 2010
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$7,059	2.22%	$1,607	0.50%
+ 1.00%	$2,924	0.92%	$473	0.10%

In the interest rate sensitivity table above, changes in net interest income between June 30, 2011 and December 31, 2010 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to certificates of deposit in a rising rate environment.

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

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2011 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended June 30, 2011 with respect to our repurchases of our outstanding common shares:

			Number of Shares	Maximum Number of
			Purchased as Part	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs

April 1, 2011 - April 30, 2011	—	$—	—	—

May 1, 2011 - May 31, 2011	22,598	$19.87	—	—

June 1, 2011 - June 30, 2011	22,040	$19.00	—	—

Totals	44,638		—

(1)          Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.

Item 4. - Reserved

Item 6. - Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.

Date:	August 1, 2011	By:	/s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 1, 2011	By:	/s/ Jill E. York
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

3.2	Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 16, 2011 (File No. 0-24566-01))

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

10.3

Employment Agreement between MB Financial Bank, N.A. and Burton J. Field (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 0-24566-01))

10.4

Form of Change and Control Severance Agreement between MB Financial Bank, National Association and each and Jill E. York (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.4B

Form of Change and Control Severance Agreement between MB Financial Bank, National Association and each of Burton Field, Larry J. Kallembach, Brian Wildman, Rosemarie Bouman and Susan Peterson (incorporated herein by reference to Exhibit 10.4B to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.4C

Form of Change in Control Severance Agreement between MB Financial Bank, National Association and each of Mark A. Heckler and Edward F. Milefchik (incorporated herein by reference to Exhibit 10.4C to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 0-24566-01)

10.5

Form of Letter Agreement dated December 4, 2008 between MB Financial, Inc. and each of Mitchell Feiger, Jill E. York, Burton Field, Larry J. Kallembach, Brian Wildman, Rosemarie Bouman, and Susan Peterson relating to the TARP Capital Purchase Program (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.5A

Form of Compensation Amendment and Waiver Agreement under the TARP Capital Purchase Program dated July 2009 between MB Financial, Inc. and certain employees (incorporated herein by reference to Exhibit 10.5A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 0-24566-01))

10.5B

Form of Compensation Amendment and Waiver Agreement under the TARP Capital Purchase Program between MB Financial, Inc. and each of Mark A. Heckler and Edward F. Milefchik (incorporated herein by reference to Exhibit 10.5B to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 0-24566-01)

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

Exhibit Number	Description

10.7

MB Financial, Inc. Second Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”) (incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement filed on April 27, 2011 (File No. 0-24566-01))

10.8

MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.9

MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.10

Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to Old MB Financial’s (then known as Avondale Financial Corp.) Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24566))

10.11

Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Mitchell Feiger (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.11A

Form of Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock between MB Financial, Inc. and Rosemarie Bouman, Burton J. Field, Mark A. Heckler, Larry J. Kallembach, Edward F. Milefchik, Susan G. Peterson and Brian J. Wildman (incorporated herein by reference to Exhibit 10.11A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 0-24566-01)

10.12

Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Jill E. York (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.13

Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

10.13A

Amendment to Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo ((incorporated herein by reference to Exhibit 10.13A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.14

First SecurityFed Financial, Inc. 1998 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit B to the definitive proxy statement filed by First SecurityFed Financial, Inc. on March 24, 1998 (File No. 0-23063))

Exhibit Number	Description

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

101

The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements*

*      Filed herewith.