Form 10-Q
period 2011-09-30
MB FINANCIAL INC /MD
filed 2011-11-01
CIK 1139812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were outstanding 54,670,965 shares of the registrant’s common stock as of November 1, 2011.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2011

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except common share data)

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$133,755	$106,726
Interest earning deposits with banks	347,055	737,433
Total cash and cash equivalents	480,810	844,159
Investment securities:
Securities available for sale, at fair value	1,888,738	1,597,743
Securities held to maturity, at amortized cost ($507,354 fair value at September 30, 2011)	499,038	—
Non-marketable securities - FHLB and FRB stock	80,815	80,186
Total investment securities	2,468,591	1,677,929

Loans:
Total loans, excluding covered loans	5,095,171	5,805,481
Covered loans	718,566	812,330
Total loans	5,813,737	6,617,811
Less: allowance for loan losses	128,610	192,217
Net Loans	5,685,127	6,425,594
Lease investment, net	133,345	126,906
Premises and equipment, net	211,062	210,886
Cash surrender value of life insurance	124,364	125,046
Goodwill, net	387,069	387,069
Other intangibles, net	30,904	35,159
Other real estate owned, net	87,469	71,476
Other real estate owned related to FDIC transactions	69,311	44,745
FDIC indemnification asset	94,542	215,460
Other assets	149,767	155,935
Total assets	$9,922,361	$10,320,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$1,803,141	$1,691,599
Interest bearing	5,918,766	6,461,359
Total deposits	7,721,907	8,152,958
Short-term borrowings	257,418	268,844
Long-term borrowings	274,378	285,073
Junior subordinated notes issued to capital trusts	158,546	158,571
Accrued expenses and other liabilities	141,490	110,132
Total liabilities	8,553,739	8,975,578
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 1,000,000 shares at September 30, 2011 and December 31, 2010; series A, 5% cumulative perpetual, 196,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, $1,000 liquidation value)	194,562	194,104
Common stock, ($0.01 par value; authorized 70,000,000 shares at September 30, 2011 and December 31, 2010; issued 54,822,463 shares at September 30, 2011 and 54,576,043 at December 31, 2010)	548	546
Additional paid-in capital	730,056	725,400
Retained earnings	411,659	402,810
Accumulated other comprehensive income	32,322	22,233
Less: 153,143 and 145,449 shares of treasury stock, at cost, at September 30, 2011 and December 31, 2010	(3,010)	(2,828)
Controlling interest stockholders’ equity	1,366,137	1,342,265
Noncontrolling interest	2,485	2,521
Total stockholders’ equity	1,368,622	1,344,786
Total liabilities and stockholders’ equity	$9,922,361	$10,320,364

See accompanying Notes to Consolidated Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except common share data) (Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Interest income:
Loans	$78,046	$94,697	$249,327	$271,783
Investment securities:
Taxable	11,699	11,420	29,741	43,540
Nontaxable	4,299	3,387	11,087	10,218
Federal funds sold	—	—	—	2
Other interest earning accounts	244	248	972	524
Total interest income	94,288	109,752	291,127	326,067
Interest expense:
Deposits	10,207	18,597	35,312	60,252
Short-term borrowings	204	281	660	890
Long-term borrowings and junior subordinated notes	3,461	3,256	10,127	9,808
Total interest expense	13,872	22,134	46,099	70,950
Net interest income	80,416	87,618	245,028	255,117
Provision for credit losses	11,500	65,000	112,750	197,200
Net interest income after provision for credit losses	68,916	22,618	132,278	57,917
Other income:
Loan service fees	2,159	1,659	6,097	4,985
Deposit service fees	9,932	10,705	28,985	29,014
Lease financing, net	6,494	5,022	19,138	14,668
Brokerage fees	1,273	1,407	4,307	3,781
Trust and asset management fees	4,272	3,923	13,158	10,794
Net gain on sale of investment securities available for sale	—	9,482	229	18,652
Increase in cash surrender value of life insurance	1,014	1,209	3,433	2,586
Net gain on sale of other assets	—	299	370	211
Acquisition related gains	—	—	—	62,649
Accretion of FDIC indemnification asset	985	3,602	4,155	6,669
Other operating income	238	(1,510)	4,783	952
Total other income	26,367	35,798	84,655	154,961
Other expense:
Salaries and employee benefits	38,422	37,424	114,012	107,950
Occupancy and equipment expense	9,092	8,800	26,969	26,907
Computer services expense	2,544	2,654	7,687	8,504
Advertising and marketing expense	1,740	1,620	5,207	4,892
Professional and legal expense	1,647	1,637	4,725	4,085
Brokerage fee expense	363	596	1,420	1,478
Telecommunication expense	944	975	2,816	2,847
Other intangibles amortization expense	1,414	1,567	4,255	4,582
FDIC insurance premiums	2,272	3,873	9,202	11,670
Branch impairment charges	—	—	1,000	—
Other real estate expense, net	1,181	734	2,830	1,836
Other operating expenses	6,989	6,598	20,077	19,410
Total other expense	66,608	66,478	200,200	194,161
Income (loss) before income taxes	28,675	(8,062)	16,733	18,717
Income tax expense (benefit)	8,978	(5,253)	(2,542)	1,382
Net income (loss)	$19,697	$(2,809)	$19,275	$17,335
Dividends and discount accretion on preferred shares	2,605	2,597	7,808	7,784
Net income (loss) available to common stockholders	$17,092	$(5,406)	$11,467	$9,551

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Common share data:
Net income (loss) per common share	$0.36	$(0.05)	$0.36	$0.33
Impact of preferred stock dividends on basic earnings (loss) per common share	(0.04)	(0.05)	(0.15)	(0.15)
Basic earnings (loss) per common share	0.32	(0.10)	0.21	0.18

Net income (loss) per diluted common share	0.36	(0.05)	0.35	0.33
Impact of preferred stock dividends on diluted earnings (loss) per common share	(0.05)	(0.05)	(0.14)	(0.15)
Diluted earnings (loss) per common share	0.31	(0.10)	0.21	0.18

Weighted average common shares outstanding	54,121,156	53,327,219	54,029,023	52,439,130
Diluted weighted average common shares outstanding	54,323,320	53,327,219	54,295,622	52,750,219

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	Nine months ended
	September 30,	September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$19,275	$17,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on premises and equipment	9,983	8,590
Depreciation on leased equipment	31,556	32,194
Compensation expense for restricted stock awards	2,353	1,928
Compensation expense for stock option grants	1,162	1,629
Gain on sales of premises and equipment and leased equipment	(1,489)	(41)
Amortization of other intangibles	4,255	4,582
Provision for credit losses	112,750	197,200
Deferred income tax benefit	(2,018)	(10,596)
Amortization of premiums and discounts on investment securities, net	29,898	22,732
Accretion of premiums and discounts on loans, net	(365)	(729)
Accretion of FDIC indemnification asset	(4,155)	(6,669)
Branch impairment charges	1,000	—
Net gain on sale of investment securities available for sale	(229)	(18,652)
Proceeds from sale of loans held for sale	30,274	35,854
Origination of loans held for sale	(28,748)	(35,330)
Net gains on sale of loans held for sale	(1,526)	(524)
Acquisition related gain	—	(62,649)
Net (gain) loss on sales of other real estate owned	(904)	631
Fair value adjustments on other real estate owned	7,255	6,224
Net loss on sales of other real estate owned related to FDIC-assisted transactions	1,784	306
Increase in cash surrender value of life insurance	(3,433)	(2,586)
Decrease in other assets, net	15,740	27,336
Increase in other liabilities, net	23,928	23,460
Net cash provided by operating activities	248,346	242,225
Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	11,360	1,261,412
Proceeds from maturities and calls of investment securities available for sale	269,053	332,724
Purchases of investment securities available for sale	(582,677)	(27,219)
Proceeds from maturities and calls of investment securities held to maturity	543	—
Purchases of investment securities held to maturity	(499,840)	—
Purchase of non-marketable securities - FHLB and FRB stock	(629)	—
Net decrease in loans	315,700	187,455
Proceeds from sale of loans	205,740	—
Purchases of premises and equipment	(12,147)	(16,553)
Purchases of leased equipment	(42,270)	(22,224)
Proceeds from sales of premises and equipment	1,358	3,288
Proceeds from sales of leased equipment	5,695	3,983
Proceeds from sale of other real estate owned	34,241	7,530
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	16,227	25,240
Principal paid on lease investments	(302)	(975)
Life insurance death benefit	4,115	416
Net cash paid in FDIC-assisted acquisitions	—	(414,015)
Net proceeds from FDIC related covered assets	123,469	6,073
Net cash (used in) provided by investing activities	(150,364)	1,347,135
Cash Flows From Financing Activities:
Net decrease in deposits	(431,051)	(970,652)
Net decrease in short-term borrowings	(11,426)	(41,553)
Proceeds from long-term borrowings	12,235	2,808
Principal paid on long-term borrowings	(22,930)	(39,628)
Issuance of common stock	—	55,910
Treasury stock transactions, net	(1,090)	(399)
Stock options exercised	1,902	418
Excess tax benefits from share-based payment arrangements	15	29
Dividends paid on preferred stock	(7,350)	(7,350)
Dividends paid on common stock	(1,636)	(1,585)
Net cash used in financing activities	(461,331)	(1,002,002)

Net (decrease) increase in cash and cash equivalents	$(363,349)	$587,358
Cash and cash equivalents:
Beginning of period	844,159	402,020
End of period	$480,810	$989,378

(continued)

	Nine months ended
	September 30,	September 30,
	2011	2010

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$47,411	$75,088
Income tax refunds, net	477	27,466

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$56,586	$36,788
Loans transferred to other real estate owned related to FDIC-assisted transactions	49,072	22,238
Loans transferred to repossessed vehicles	984	1,238
Loans transferred to loans held for sale	205,740	—
Reclassification of reserves on unfunded credit commitments	17,050	—

Supplemental Schedule of Noncash Investing Activities From Acquisitions:

Noncash assets acquired:
Investment securities available for sale	$—	$27,840
Loans, net of discount	—	750,537
Other real estate owned	—	44,847
Premises and equipment, net	—	243
Other intangibles, net	—	3,665
FDIC indemnification asset	—	337,534
Other assets	—	9,796
Total noncash assets acquired	$—	$1,174,462

Liabilities assumed:
Deposits	$—	$684,000
Accrued expenses and other liabilities	—	13,798
Total liabilities assumed	$—	$697,798

Net noncash assets acquired	$—	$476,664

Net cash and cash equivalents paid	—	(414,015)

Net gains recorded on acquistions	$—	$62,649

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

(Unaudited)

NOTE 1.                BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Our loss share agreements on the Benchmark Bank (“Benchmark”) FDIC-assisted transaction (completed in 2009), and the Broadway and New Century FDIC-assisted transactions include a clawback mechanism whereby if credit performance is better than certain pre-established thresholds, then a portion of the monetary benefit is shared with the FDIC. The pre-established thresholds for credit losses are $39 million, $308 million, and $154 million for the Benchmark, Broadway, and New Century transactions, respectively. Each loss share agreement requires that this monetary benefit be paid to the FDIC shortly after the expiration of the loss share agreement, which occurs ten years after each bank’s closing.

At the purchase date, our internal estimates expected credit performance to be better than the thresholds set by the FDIC for the Benchmark, Broadway, and New Century transactions; therefore, a separate clawback liability was booked for each of these three transactions. At September 30, 2011, the amounts of the clawback liabilities were $2.3 million, $7.2 million, and $3.5 million for the Benchmark, Broadway, and New Century transactions, respectively.

From the finalization of purchase accounting to this point, there have not been significant adjustments to cash flow estimates (expected credit performance) on these transactions; therefore, we have not made significant adjustments to the clawback liabilities. Cash flow estimates on these transactions are reviewed quarterly, and we expect to make changes to the clawback liabilities as the loan workouts progress and projections are revised. Any future adjustments to the clawback liabilities will be reflected in other income or other expense.

NOTE 3.                COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss), as well as the change in net unrealized gains on investment securities available for sale arising during the periods, net of tax.

The following table sets forth comprehensive income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Net income (loss)	$19,697	$(2,809)	$19,275	$17,335

Unrealized holding gains on investment securities, net of tax	5,000	1,656	10,226	28,487
Reclassification adjustments for gains included in net income (loss), net of tax	—	(5,784)	(137)	(11,378)
Other comprehensive income (loss), net of tax	5,000	(4,128)	10,089	17,109

Comprehensive income (loss)	$24,697	$(6,937)	$29,364	$34,444

NOTE 4.                EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share is computed using the two-class method.  Basic earnings (loss) per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units have been issued, to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock.  Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Due to the net loss available to common stockholders for the three months ended September 30, 2010, all of the dilutive stock based awards are considered anti-dilutive and not included in the computation of diluted earnings (loss) per share.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share (amounts in thousands, except common share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Distributed earnings allocated to common stock	$546	$538	$1,634	$1,580
Undistributed earnings (loss) allocated to common stock	19,149	(3,341)	17,621	15,702
Net earnings (loss) allocated to common stock	19,695	(2,803)	19,255	17,282
Less: preferred stock dividends and discount accretion	2,605	2,597	7,808	7,784
Net earnings (loss) allocated to common stock	17,090	(5,400)	11,447	9,498
Net earnings (loss) allocated to participating securities	2	(6)	20	53
Net earnings (loss) allocated to common stock and participating securities	$17,092	$(5,406)	$11,467	$9,551

Weighted average shares outstanding for basic earnings per common share	54,121,156	53,327,219	54,029,023	52,439,130
Dilutive effect of stock compensation	202,164	—	266,599	311,089
Weighted average shares outstanding for diluted earnings per common share	54,323,320	53,327,219	54,295,622	52,750,219

Basic earnings (loss) allocated to common stock per common share	$0.36	$(0.05)	$0.36	$0.33
Impact of preferred stock dividends on basic earnings (loss) per common share	(0.04)	(0.05)	(0.15)	(0.15)
Basic earnings (loss) per common share	0.32	(0.10)	0.21	0.18

Diluted earnings (loss) allocated to common stock per common share	0.36	(0.05)	0.35	0.33
Impact of preferred stock dividends on diluted earnings (loss) per common share	(0.05)	(0.05)	(0.14)	(0.15)
Diluted earnings (loss) per common share	0.31	(0.10)	0.21	0.18

NOTE 5.                INVESTMENT SECURITIES

Carrying amounts and fair values of investment securities are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2011:
Available for Sale
U.S. Government sponsored agencies and enterprises	$53,016	$2,991	$—	$56,007
States and political subdivisions	366,651	27,962	(334)	394,279
Residential mortgage-backed securities	1,348,460	24,230	(2,723)	1,369,967
Commercial mortgage-backed securities	51,341	481	—	51,822
Corporate bonds	5,899	—	—	5,899
Equity securities	10,324	447	(7)	10,764
	1,835,691	56,111	(3,064)	1,888,738
Held to Maturity
States and political subdivisions	240,839	2,930	(282)	243,487
Residential mortgage-backed securities	258,199	5,945	(277)	263,867
	499,038	8,875	(559)	507,354

Total	$2,334,729	$64,986	$(3,623)	$2,396,092

December 31, 2010:
Available for Sale
U.S. Government sponsored agencies and enterprises	$18,766	$693	$(25)	$19,434
States and political subdivisions	351,274	14,649	(991)	364,932
Residential mortgage-backed securities	1,174,500	22,716	(680)	1,196,536
Commercial mortgage-backed securities	521	9	—	530
Corporate bonds	6,140	—	—	6,140
Equity securities	10,093	78	—	10,171
Total	$1,561,294	$38,145	$(1,696)	$1,597,743

Unrealized losses on investment securities and the fair value of the related securities at September 30, 2011 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for Sale
States and political subdivisions	$772	$(11)	$3,564	$(323)	4,336	(334)
Residential mortgage-backed securities	271,331	(2,721)	331	(2)	271,662	(2,723)
Equity securities	39	(7)	—	—	39	(7)
	272,142	(2,739)	3,895	(325)	276,037	(3,064)
Held to Maturity
States and political subdivisions	40,737	(282)	—	—	40,737	(282)
Residential mortgage-backed securities	8,255	(277)	—	—	8,255	(277)
	48,992	(559)	—	—	48,992	(559)

Total	$321,134	$(3,298)	$3,895	$(325)	$325,029	$(3,623)

The total number of security positions in the investment portfolio in an unrealized loss position at September 30, 2011 was 53.  Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in cost.

As of September 30, 2011, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Realized net gains on the sale of investment securities available for sale are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Realized gains	$—	$9,482	$232	$19,187
Realized losses	—	—	(3)	(535)
Net gains	$—	$9,482	$229	$18,652

The amortized cost and fair value of investment securities as of September 30, 2011 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value

Available for sale:
Due in one year or less	$9,150	$9,211
Due after one year through five years	128,237	136,899
Due after five years through ten years	223,858	242,299
Due after ten years	64,321	67,776
Equity securities	10,324	10,764
Residential and commercial mortgage-backed securities	1,399,801	1,421,789
	1,835,691	1,888,738
Held to maturity:
Due after five years through ten years	1,905	1,952
Due after ten years	238,934	241,535
Residential mortgage-backed securities	258,199	263,867
	499,038	507,354
Total	$2,334,729	$2,396,092

Investment securities available for sale with carrying amounts of $973.9 million and $877.2 million at September 30, 2011 and December 31, 2010, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 6.                LOANS

Loans consist of the following at (in thousands):

	September 30,	December 31,
	2011	2010

Commercial loans	$1,042,583	$1,206,984
Commercial loans collateralized by assignment of lease payments	1,067,191	1,053,446
Commercial real estate	1,844,894	2,176,584
Residential real estate	316,305	328,482
Construction real estate	210,206	423,339
Indirect vehicle	189,033	175,664
Home equity	348,934	381,662
Consumer loans	76,025	59,320
Gross loans, excluding covered loans	5,095,171	5,805,481
Covered loans	718,566	812,330
Total loans(1)	$5,813,737	$6,617,811

(1)          Gross loan balances at September 30, 2011 and December 31, 2010 are net of unearned income, including net deferred loan fees of $1.4 million and $3.3 million, respectively.

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

The following table presents the contractual aging of the recorded investment in loans by class of loans as of September 30, 2011 and December 31, 2010 (in thousands):

		30-59 Days	60-89 Days	Loans past due	Total
	Current	Past Due	Past Due	90 days or more	Past Due	Total

September 30, 2011:
Commercial	$1,033,243	$618	$2,240	$6,482	$9,340	$1,042,583
Commercial collateralized by assignment of lease payments	1,063,782	2,326	752	331	3,409	1,067,191
Commercial real estate
Healthcare	160,111	—	—	—	—	160,111
Industrial	452,563	1,660	—	10,474	12,134	464,697
Multifamily	395,276	1,010	164	2,036	3,210	398,486
Retail	388,412	3,074	1,908	3,173	8,155	396,567
Office	181,549	127	—	2,681	2,808	184,357
Other	239,342	—	—	1,334	1,334	240,676
Residential real estate	312,610	—	1,578	2,117	3,695	316,305
Construction real estate	200,987	4,180	—	5,039	9,219	210,206
Indirect vehicle	187,214	1,252	232	335	1,819	189,033
Home equity	337,465	3,612	1,983	5,874	11,469	348,934
Consumer	75,778	231	7	9	247	76,025
Gross loans, excluding covered loans	5,028,332	18,090	8,864	39,885	66,839	5,095,171
Covered loans	456,908	7,593	22,888	231,177	261,658	718,566
Total loans (1)	$5,485,240	$25,683	$31,752	$271,062	$328,497	$5,813,737

Nonperforming loan aging	$101,040	$1,781	$4,344	$33,814	$39,939	$140,979

Non-covered loans related to FDIC transactions (2)	$22,500	$745	$213	$6,071	$7,029	$29,529

December 31, 2010:
Commercial	$1,194,871	$1,770	$388	$9,955	$12,113	$1,206,984
Commercial collateralized by assignment of lease payments	1,049,096	1,579	1,761	1,010	4,350	1,053,446
Commercial real estate
Healthcare	204,248	—	—	—	—	204,248
Industrial	510,173	6,603	102	6,503	13,208	523,381
Multifamily	433,123	2,228	1,373	24,054	27,655	460,778
Retail	449,532	1,732	759	22,321	24,812	474,344
Office	207,921	171	3,035	6,452	9,658	217,579
Other	284,729	1,204	1,242	9,079	11,525	296,254
Residential real estate	308,524	551	2,690	16,717	19,958	328,482
Construction real estate	351,068	9,383	—	62,888	72,271	423,339
Indirect vehicle	173,179	1,677	486	322	2,485	175,664
Home equity	369,856	2,648	1,095	8,063	11,806	381,662
Consumer	57,480	34	3	1,803	1,840	59,320
Gross loans, excluding covered loans	5,593,800	29,580	12,934	169,167	211,681	5,805,481
Covered loans	510,408	29,226	41,023	231,673	301,922	812,330
Total loans (1)	$6,104,208	$58,806	$53,957	$400,840	$513,603	$6,617,811

Nonperforming loan aging	$202,644	$19,153	$6,464	$134,180	$159,797	$362,441

Non-covered loans related to FDIC transactions (2)	$44,748	$1,041	$1,397	$34,987	$37,425	$82,173

(1)          Includes loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.

(2)          Loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans, excluding covered loans and non-covered loans from FDIC-assisted transactions, as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
		Loans past due		Loans past due
		90 days or more		90 days or more
	Nonaccrual	and still accruing	Nonaccrual	and still accruing

Commercial	$37,012	$—	$51,005	$—
Commercial collateralized by assignment of lease payments	632	—	1,563	—
Commercial real estate:				—
Healthcare	—	—	—
Industrial	35,866	—	36,426
Multifamily	8,668	—	30,344
Office	3,058	—	9,959
Retail	15,751	—	46,857
Other	23,564	—	35,278
Residential real estate	3,188	—	15,950	—
Construction real estate	2,913	—	122,077	—
Indirect vehicle	1,259	—	1,245	1
Home equity	9,059	—	10,095	—
Consumer	9	—	1,642	—
Total	$140,979	$—	$362,441	$1

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.  Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics.  The following tables present the risk category of loans by class of loans, excluding covered loans, based on the most recent analysis performed as of September 30, 2011 and December 31, 2010 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total

September 30, 2011:
Commercial	$881,919	$71,179	$84,251	$5,234	$1,042,583
Commercial collateralized by assignment of lease payments	1,062,426	1,096	3,669	—	1,067,191
Commercial real estate
Healthcare	160,111	—	—	—	160,111
Industrial	361,102	25,412	75,629	2,554	464,697
Multifamily	336,339	31,988	25,960	4,199	398,486
Retail	356,029	3,655	36,883	—	396,567
Office	155,821	8,848	19,688	—	184,357
Other	207,860	2,266	30,550	—	240,676
Construction real estate	190,868	897	17,171	1,270	210,206
Total	$3,712,475	$145,341	$293,801	$13,257	$4,164,874

December 31, 2010:
Commercial	$1,011,395	$54,906	$132,608	$8,075	$1,206,984
Commercial collateralized by assignment of lease payments	1,048,787	2,360	2,299	—	1,053,446
Commercial real estate
Healthcare	199,337	—	4,911	—	204,248
Industrial	398,485	47,149	75,879	1,868	523,381
Multifamily	382,998	12,205	65,433	142	460,778
Retail	384,116	23,041	63,165	4,022	474,344
Office	159,117	18,208	40,254	—	217,579
Other	229,838	5,061	61,355	—	296,254
Construction real estate	236,959	21,170	165,210	—	423,339
Total	$4,051,032	$184,100	$611,114	$14,107	$4,860,353

Approximately $127.5 million and $333.5 million of the substandard and doubtful loans were non-performing as of September 30, 2011 and December 31, 2010, respectively.

For consumer, residential real estate, home equity, and indirect vehicle loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2011 and December 31, 2010 (in thousands):

	Performing	Non-performing	Total

September 30, 2011:
Residential real estate	$313,117	$3,188	$316,305
Indirect vehicle	187,774	1,259	189,033
Home equity	339,875	9,059	348,934
Consumer	76,016	9	76,025
Total	$916,782	$13,515	$930,297

December 31, 2010:
Residential real estate	$312,532	$15,950	$328,482
Indirect vehicle	174,418	1,246	175,664
Home equity	371,567	10,095	381,662
Consumer	57,678	1,642	59,320
Total	$916,195	$28,933	$945,128

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011
					Three Months Ended		Nine Months Ended
	Unpaid			Allowance for	Average	Interest	Average	Interest
	Principal	Recorded	Partial	Loan Losses	Recorded	Income	Recorded	Income
	Balance	Investment	Charge-offs	Allocated	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Commercial	$48,036	$29,620	$18,416	$—	$25,411	$88	$20,575	$108
Commercial collateralized by assignment of lease payments	225	225	—	—	178	12	881	29
Commercial real estate:
Healthcare	—	—	—	—	—	—	2,431	—
Industrial	41,506	31,855	9,651	—	41,501	—	38,442	35
Multifamily	2,519	2,519	—	—	1,268	19	13,548	164
Retail	28,097	28,059	38	—	24,345	—	27,779	—
Office	2,150	2,150	—	—	1,655	—	7,425	—
Other	17,830	17,830	—	—	13,537	—	19,139	—
Residential real estate	5,842	5,842	—	—	5,684	—	5,934	—
Construction real estate	864	318	546	—	2,376	—	75,615	—
Indirect vehicle	—	—	—	—	—	—	—	—
Home equity	8,602	8,602	—	—	8,282	—	6,173	—
Consumer	241	241	—	—	241	—	82	—
With an allowance recorded:
Commercial	12,785	7,448	5,337	2,543	8,772	—	11,379	80
Commercial collateralized by assignment of lease payments	407	407	—	83	319	22	419	38
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	9,981	4,010	5,971	764	9,109	—	7,804	—
Multifamily	12,484	6,858	5,626	1,798	1,673	43	9,700	148
Retail	7,220	6,805	415	1,465	6,544	—	9,097	—
Office	908	908	—	353	938	—	5,594	—
Other	6,031	5,734	297	1,947	5,382	—	12,044	2
Residential real estate	—	—	—	—	—	—	—	—
Construction real estate	4,969	2,595	2,374	2,463	1,462	—	23,138	—
Indirect vehicle	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	475	5
Total	$210,697	$162,026	$48,671	$11,416	$158,677	$184	$297,674	$609

	December 31, 2010
	Unpaid			Allowance for
	Principal	Recorded	Partial	Loan Losses
	Balance	Investment	Charge-offs	Allocated

With no related allowance recorded:
Commercial	$20,588	$19,031	$1,557	$—
Commercial collateralized by assignment of lease payments	1,125	650	475	—
Commercial real estate:
Healthcare	—	—	—	—
Industrial	25,124	21,974	3,150	—
Multifamily	14,319	11,626	2,693	—
Retail	40,549	29,096	11,453	—
Office	18,214	14,446	3,768	—
Other	3,392	2,350	1,042	—
Residential real estate	6,269	6,269	—	—
Construction real estate	126,940	76,145	50,795	—
Indirect vehicle	—	—	—	—
Home equity	1,691	1,691	—	—
Consumer	717	717	—	—
With an allowance recorded:
Commercial	55,331	33,257	22,074	8,823
Commercial collateralized by assignment of lease payments	913	913	—	122
Commercial real estate:
Healthcare	—	—	—	—
Industrial	17,221	14,895	2,326	4,213
Multifamily	28,201	20,338	7,863	5,409
Retail	31,552	19,467	12,085	5,214
Office	8,552	3,461	5,091	1,554
Other	36,593	33,483	3,110	8,489
Residential real estate	—	—	—	—
Construction real estate	82,047	45,557	36,490	18,002
Indirect vehicle	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$519,338	$355,366	$163,972	$51,826

Impaired loans include accruing restructured loans of $34.3 million and $22.5 million that have been modified and are performing in accordance with those modified terms as of September 30, 2011 and December 31, 2010, respectively.  In addition, impaired loans included $36.0 million and $47.6 million of non-performing, restructured loans as of September 30, 2011 and December 31, 2010, respectively.  The decrease in impaired loans was primarily due to the sale in the second quarter of 2011 of loans with an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, including $156.3 million in non-performing loans, as well as loan collections and transfers to other real estate.

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year of the restructuring that the historical payment performance has been established.  As of September 30, 2011, there was approximately $26 million in carrying amount representing three A/B structures.

The following tables present loans that have been restructured during the three and nine months ended September 30, 2011 (dollars in thousands):

	Three Months Ended
	September 30, 2011
	Number	Pre-Modification	Post-Modification
	of	Recorded	Recorded	Charge-offs and
	Loans	Investment	Investment	Specific Reserves
Performing:
Residential real estate	1	$64	$64	$—
Home equity	12	1,046	1,046	—
Total	13	$1,110	$1,110	$—

Non-Performing:
Commercial real estate:
Industrial	1	$2,586	$2,582	$4
Retail	3	7,001	7,001	653
Other	2	2,335	2,335	—
Residential real estate	1	213	213	—
Home equity	6	773	679	94
Total	13	$12,908	$12,810	$751

	Nine Months Ended
	September 30, 2011
	Number	Pre-Modification	Post-Modification
	of	Recorded	Recorded	Charge-offs and
	Loans	Investment	Investment	Specific Reserves
Performing:
Commercial real estate:
Multifamily	1	$20	$20	$—
Retail	4	19,680	19,152	528
Residential real estate	6	659	659	—
Home equity	48	5,082	5,043	39
Total	59	$25,441	$24,874	$567

Non-Performing:
Commercial	2	$421	$421	$134
Commercial real estate:
Industrial	2	16,599	11,699	4,900
Multifamily	1	10,000	4,484	6,423
Retail	3	7,001	7,001	653
Office	2	834	834	127
Other	2	2,335	2,335	—
Residential real estate	1	216	216	—
Construction real estate	1	3,603	3,593	10
Home equity	14	1,780	1,669	111
Total	28	$42,789	$32,252	$12,358

Loans may be restructured in an effort to maximize collections.  We use various restructuring techniques, including, but not limited to, deferral of past due interest or principal, implementing A/B note structure, redeeming past due taxes, reduction of interest rates, extending maturities and modification of amortization schedules.  We typically do not forgive principal balances or past due interest prior to payoff or surrender of the property.

Impairment analyses are performed on commercial loan troubled debt restructurings in conjunction with the normal allowance for loan loss process.  Consumer loan troubled debt restructurings are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.  During the nine months ended September 30, 2011, there were $85 thousand of troubled debt restructurings where there was a redefault during 2011. Redefaults are defined as loans that were performing troubled debt restructurings that became 90 days or more past due post restructuring.

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and  recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and 2010 (in thousands):

		Commercial
		collateralized by
		assignment of	Commercial	Residential	Construction	Indirect	Home		Unfunded
	Commercial	lease payments	real estate	real estate	real estate	vehicles	equity	Consumer	Commitments	Total
September 30, 2011:
Allowance for credit losses:

Three months ended
Beginning balance	$20,550	$6,442	$67,260	$3,593	$21,861	$3,709	$5,955	$687	$17,050	$147,107
Transfer to (from) allowance for unfunded credit commitments	—	—	5,516	—	—	—	—	—	(5,516)	—
Charge-offs	(3,497)	—	(7,815)	(141)	(6,008)	(611)	(1,605)	(475)	—	(20,152)
Recoveries	1,413	5	739	7	681	327	151	83	—	3,406
Provision	(950)	191	7,920	322	(140)	(1,115)	3,231	324	1,717	11,500
Ending balance	$17,516	$6,638	$73,620	$3,781	$16,394	$2,310	$7,732	$619	$13,251	$141,861

Nine months ended
Beginning balance	$28,747	$6,424	$105,875	$5,104	$37,215	$3,157	$5,062	$633	$—	$192,217
Reclassification to allowance for unfunded credit commitments	(464)	—	(7,989)	—	(8,597)	—	—	—	17,050	—
Transfer to (from) allowance for unfunded credit commitments	—	—	5,516	—	—	—	—	—	(5,516)	—
Charge-offs	(14,639)	(93)	(92,840)	(11,783)	(45,928)	(1,882)	(9,005)	(1,363)	—	(177,533)
Recoveries	4,736	224	2,585	40	5,071	1,021	218	532	—	14,427
Provision	(864)	83	60,473	10,420	28,633	14	11,457	817	1,717	112,750
Ending balance	$17,516	$6,638	$73,620	$3,781	$16,394	$2,310	$7,732	$619	$13,251	$141,861

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,544	$83	$6,326	$—	$2,463	$—	$—	$—	$13,251	$24,667
Collectively evaluated for impairment	14,972	6,555	67,137	3,781	13,931	2,310	7,732	619	—	117,037
Acquired and accounted for under ASC 310-30 (1)	—	—	157	—	—	—	—	—	—	157
Total ending allowance balance	$17,516	$6,638	$73,620	$3,781	$16,394	$2,310	$7,732	$619	$13,251	$141,861

Loans:
Individually evaluated for impairment	$37,069	$631	$106,728	$5,842	$2,913	$—	$8,602	$241	$—	$162,026
Collectively evaluated for impairment	982,672	1,066,560	1,738,165	303,776	207,293	189,032	340,333	75,785	—	4,903,616
Acquired and accounted for under ASC 310-30 (1)	119,986	—	348,738	11,710	214,316	—	902	52,444	—	748,096
Total ending loans balance	$1,139,727	$1,067,191	$2,193,631	$321,328	$424,522	$189,032	$349,837	$128,470	$—	$5,813,738

September 30, 2010:
Allowance for credit losses:

Three months ended
Beginning balance	$38,602	$7,344	$76,784	$2,955	$61,103	$3,269	$4,965	$590	$—	$195,612
Charge-offs	(11,362)	(418)	(25,265)	(1,500)	(29,120)	(503)	(1,369)	(600)	—	(70,137)
Recoveries	1,900	62	907	7	330	232	11	2	—	3,451
Provision	11,304	541	35,645	3,376	11,839	270	1,416	609	—	65,000
Ending balance	$40,444	$7,529	$88,071	$4,838	$44,152	$3,268	$5,023	$601	$—	$193,926

Nine months ended
Beginning balance	$39,226	$8,726	$56,710	$2,934	$59,760	$3,230	$5,749	$737	$—	$177,072
Charge-offs	(48,936)	(1,668)	(52,468)	(1,963)	(77,397)	(2,231)	(3,268)	(1,327)	—	(189,258)
Recoveries	4,946	158	1,270	57	1,498	877	101	5	—	8,912
Provision	45,208	313	82,559	3,810	60,291	1,392	2,441	1,186	—	197,200
Ending balance	$40,444	$7,529	$88,071	$4,838	$44,152	$3,268	$5,023	$601	$—	$193,926

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$12,659	$351	$23,082	$—	$20,135	$—	$—	$—	$—	$56,227
Collectively evaluated for impairment	27,785	7,178	64,989	4,838	24,017	3,268	5,023	601	—	137,699
Acquired and accounted for under ASC 310-30 (1)	—	—	—	—	—	—	—	—	—	—
Total ending allowance balance	$40,444	$7,529	$88,071	$4,838	$44,152	$3,268	$5,023	$601	$—	$193,926

Loans:
Individually evaluated for impairment	$56,570	$1,692	$183,856	$5,730	$130,373	$—	$1,444	$—	$—	$379,665
Collectively evaluated for impairment	1,160,416	1,017,391	2,075,852	323,255	315,508	182,091	385,422	63,530	—	5,523,465
Acquired and accounted for under ASC 310-30 (1)	223,941	—	396,796	3,318	256,121	—	—	65,680	—	945,856
Total ending loans balance	$1,440,927	$1,019,083	$2,656,504	$332,303	$702,002	$182,091	$386,866	$129,210	$—	$6,848,986

(1)  Loans  acquired in FDIC-assisted transactions and accounted for under ASC Subtopic 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

The results for the nine months ended September 30, 2011 include a provision for credit losses of approximately $50 million in connection with the sale during the quarter ended June 30, 2011 of loans with an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, including $156.3 million in non-performing loans.  The sale resulted in charge-offs of approximately $87 million, which impacted all loan types.

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

In relation to three pools of non-covered purchased loans with a carrying amount of $12.7 million, there were net charge-offs of $218 thousand and no provision to the allowance for loan losses during the three months ended September 30, 2011.  During the nine months ended September 30, 2011, there was a provision to the allowance for loan losses of $3.1 million and $3.0 million in net charge-offs for these three pools.  There was $157 thousand in allowance for loan losses related to these purchased loans at September 30, 2011 and none at December 31, 2010.  The provision for loan losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for purchased credit-impaired loans were as follows for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$27,606	$55,303	$40,796	$9,576
Purchases	—	—	—	48,477
Accretion	(7,395)	(7,249)	(22,118)	(9,999)
Other	(780)	—	753	—
Balance at end of period	$19,431	$48,054	$19,431	$48,054

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

When cash flow estimates are adjusted upward for a particular loan pool, the indemnification asset is decreased.  The indemnification asset is adjusted over the estimated life of the loan pool.  The difference between the decrease in the indemnification asset and the increase in cash flows is accreted over the estimated life of the loan pool.

When cash flow estimates are adjusted downward for a particular loan pool, the indemnification asset is increased.  An allowance for loan and lease losses would be established for the impairment of the loans.  A provision is recognized for the difference between the increase in the indemnification asset and the decrease in cash flows.  For covered foreclosed real estate, a loss is recorded for the impairment, and a charge is recognized for the unreimbursed amount of the loss.

In both scenarios, the claw-back liability will increase or decrease accordingly.

The carrying amount of covered loans and other purchased non-covered loans at September 30, 2011 consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table (in thousands):

	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Covered loans:
Commercial related (1)	$35,079	$20,856	$55,935
Commercial	15,963	25,246	41,209
Commercial real estate	151,203	197,534	348,737
Construction real estate	188,271	26,045	214,316
Other	6,968	51,401	58,369
Total covered loans	$397,484	$321,082	$718,566

Estimated reimbursable amounts from the FDIC under the loss-share agreement	$76,664	$17,878	$94,542

Non covered loans:
Commercial related (2)	$5,999	$16,844	$22,843
Other	104	6,582	6,686
Total non-covered loans	$6,103	$23,426	$29,529

(1)          Covered commercial related loans include commercial, commercial real estate and construction real estate loans for Heritage and Benchmark.

(2)          Non covered commercial related loans include commercial, commercial real estate and construction real estate for InBank.

Outstanding balances on purchased loans from the FDIC were $883.0 million and $1.1 billion as of September 30, 2011 and December 31, 2010, respectively.  The related carrying amount on loans purchased from the FDIC was $748.1 million and $894.5 million as of September 30, 2011 and December 31, 2010, respectively.

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

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the nine months ended September 30, 2011 or 2010.  Goodwill is tested for impairment at the reporting unit level.  All of our goodwill is allocated to MB Financial, Inc., which is the Company’s only applicable reporting unit for purposes of testing goodwill impairment.

The following table presents the changes in the carrying amount of goodwill during the nine months ended September 30, 2011 and the year ended December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010
Balance at the beginning of the period	$387,069	$387,069
Goodwill from business combinations	—	—
Balance at the end of period	$387,069	$387,069

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had, as of September 30, 2011, a remaining weighted average amortization period of approximately five years.

The following table presents the changes during the nine months ended September 30, 2011 in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of September 30, 2011 (in thousands):

September 30,
2011
Balance at beginning of period	$35,159
Amortization expense	(4,255)
Other intangibles from business combinations	—
Balance at end of period	$30,904

Gross carrying amount	$71,560
Accumulated amortization	(40,656)
Net book value	$30,904

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2011	$1,410
2012	5,010
2013	4,530
2014	3,514
2015	3,090
Thereafter	13,350
$30,904

NOTE 8.                NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASC Topic 310 “Receivables.”  New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance.  The Company adopted the period end disclosures provisions of the new authoritative guidance under ASC Topic 310 in the reporting period ending December 31, 2010.  Adoption of the new guidance did not have an impact on the Company’s statements of income and financial condition.  The Company adopted the disclosures provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011; the adoption did not have an impact on the Company’s statements of income and financial condition.  The Company adopted the disclosures provisions related to loans modified in a troubled debt restructuring on July 1, 2011; the adoption did not have an impact on the Company’s statements of income and financial condition.

ASC Topic 310 “Receivables,” Subtopic 310-40 “Troubled Debt Restructurings by Creditors.”  New authoritative accounting guidance under Subtopic 310-40, “Receivables — Troubled Debt Restructurings by Creditors” amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring.  The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The new authoritative guidance will be effective for the reporting periods beginning after June 15, 2011 and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The Company adopted this new guidance on July 1, 2011, and it did not have an impact on the Company’s statements of income and financial condition.

NOTE 9.                STOCK-BASED COMPENSATION

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Total cost of share-based payment plans during the period	$1,451	$1,338	$3,530	$3,869

Amount of related income tax benefit recognized in income	$607	$516	$1,449	$1,487

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In June 2011, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to add 2,300,000 authorized shares for a total of 8,300,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis.  As of September 30, 2011, there were 2,746,847 shares available for grant.

Annual equity-based incentive awards are typically granted to selected officers and employees mid-year.  Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant; those option awards generally vest based on four years of continuous service and have 10-year contractual terms.  Equity awards may also be granted at other times throughout the year in connection with the recruitment and retention of officers and employees.  Restricted shares granted to officers and employees typically vest over a two or three year period.  Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five-year term which are fully vested on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted stock, which vests one year after the grant date.

The following table provides additional information about options outstanding for the nine months ended September 30, 2011:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(In thousands)

Options outstanding as of December 31, 2010	3,254,717	$28.31
Granted	248,312	$20.32
Exercised	(117,152)	$17.00
Expired or cancelled	(261,623)	$32.97
Forfeited	(146,585)	$28.53
Options outstanding as of September 30, 2011	2,977,669	$27.67	5.08	$322

Options exercisable as of September 30, 2011	1,752,351	$31.41	3.25	$83

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

The following assumptions were used for options granted during the nine month period ended September 30, 2011:

September 30,
2011
Expected volatility	43.43%
Risk free interest rate	1.98%
Dividend yield	1.48%
Expected life	6 Years

Weighted average fair value per option of options granted during the period	$7.61

The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $314 thousand and $486 thousand, respectively.

The following is a summary of changes in nonvested shares of restricted stock and nonvested restricted stock units for the nine months ended September 30, 2011:

	Number of	Weighted Average
	Shares	Grant Date Fair Value
Shares Outstanding at December 31, 2010	619,710	$14.35
Granted	201,984	18.67
Vested	(103,894)	22.56
Cancelled	(35,385)	12.73
Shares Outstanding at September 30, 2011	682,415	$14.46

The Company issued 92,717 shares, 66,193 shares and 164,401 shares of performance-based restricted stock in 2011, 2010 and 2009, respectively.  The performance component of the vesting terms for each award requires that, for ten consecutive trading days, the closing price of the Company’s stock be at least $27.00 for awards issued in 2011, $25.80 for awards issued in 2010 and $18.14 for awards issued in 2009.  The performance components for awards issued in 2011 and 2010 have not been satisfied as of September 30, 2011.  The performance component for awards issued in 2009 has been satisfied; therefore, the 2009 awards generally will vest in full in 2012, on the third anniversary of the grant date.  The terms of each performance-based restricted stock award also include certain restrictions that may be applicable to the award recipient to the extent necessary to ensure that the award complies with the limitations on compensation to which the Company is currently subject as a result of its participation in the TARP Capital Purchase Program of the U.S. Department of the Treasury.  These restrictions, to the extent applicable, could result in a reduction in the number of shares comprising the award and/or affect the vesting of the award and transferability of the shares.  A Monte Carlo simulation model was used to value the performance-based restricted stock awards at the time of issuance.

Effective January 1, 2010, the Company began issuing shares of common stock under the Omnibus Plan as Salary Stock, classified as other stock-based awards, to certain executive officers.  This stock is fully vested as of the grant date and the related expense is included in salaries and employee benefits on the Consolidated Statements of Operations.  Holders of Salary Stock have all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends that may be paid thereon.  As a condition of receiving the Salary Stock, the holders entered into agreements with the Company providing that they may not sell or otherwise transfer the shares of Salary Stock for two years, except in the event of disability or death.  During the nine months ended September 30, 2011, the Company issued 17,050 shares of Salary Stock at a weighted average issuance price of $18.46.

As of September 30, 2011, there was $8.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At September 30, 2011, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately two years.

NOTE 10.              DEPOSITS

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	September 30,		December 31,
	2011		2010
	Amount	Percent	Amount	Percent

Demand deposit accounts, noninterest bearing	$1,803,141	23%	$1,691,599	21%
NOW and money market accounts	2,722,162	35%	2,776,181	34%
Savings accounts	751,062	10%	697,851	8%
Certificates of deposit	1,958,643	25%	2,447,005	30%
Public funds - certificates of deposit	42,567	1%	72,112	1%
Brokered deposit accounts	444,332	6%	468,210	6%
Total	$7,721,907	100%	$8,152,958	100%

NOTE 11.              SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30,		December 31,
	2011		2010
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Customer repurchase agreements	0.30%	$252,170	0.31%	$265,195
Federal Home Loan Bank advances	3.66%	5,248	3.81%	3,649
	0.37%	$257,418	0.36%	$268,844

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

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $5.2 million in fixed rate advances at September 30, 2011 and $3.6 million in fixed rate advances at December 31, 2010.  At September 30, 2011, the Company had fixed rate advances with effective interest rates ranging from 3.60% to 3.70% and mature in June 2012.

NOTE 12.              LONG-TERM BORROWINGS

The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $151.4 million and $181.4 million at September 30, 2011 and December 31, 2010, respectively.  As of September 30, 2011, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87%.  At September 30, 2011, the advances had maturities ranging from April 2013 to April 2035.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 200% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  The Company may also pledge certain investment securities as collateral for advances based on market value.  As of September 30, 2011 and December 31, 2010, the Company had $208.8 million and $246.8 million, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances.  Additionally, as of September 30, 2011 and December 31, 2010, the Company had $35.1 million and $36.6 million, respectively, of investment securities pledged as collateral for long-term advances from the Federal Home Loan Bank.

The Company had notes payable to banks totaling $32.3 million and $13.1 million at September 30, 2011 and December 31, 2010, respectively, which as of September 30, 2011, were accruing interest at rates ranging from 3.00% to 12.00%.  Lease investments include equipment with an amortized cost of $43.7 million and $19.0 million at September 30, 2011 and December 31, 2010, respectively, that is pledged as collateral on these notes.

The Company had a $40 million ten-year structured repurchase agreement as of September 30, 2011, which bears interest at a fixed rate borrowing of 4.75% and expires in 2016.

As of September 30, 2011, MB Financial Bank has a $50 million outstanding subordinated debt facility.  Interest is payable at a rate of 3 month LIBOR + 1.70%.  The debt matures on October 1, 2017.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2011 (in thousands):

	Coal City	MB Financial	MB Financial	MB Financial
	Capital Trust I	Capital Trust II	Capital Trust III	Capital Trust IV
Junior Subordinated Notes:
Principal balance	$25,774	$36,083	$10,310	$20,619
Annual interest rate	3-mo LIBOR +1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	December 15, 2010	September 23, 2011	September 15, 2011

Trust Preferred Securities:
Face Value	$25,000	$35,000	$10,000	$20,000
Annual distribution rate	3-mo LIBOR +1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial	MB Financial	FOBB	FOBB
	Capital Trust V	Capital Trust VI	Capital Trust I (2)(3)(4)	Capital Trust III (2)(4)
Junior Subordinated Notes:
Principal balance	$30,928	$23,196	$6,186	$5,155
Annual interest rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	10.60%	3-mo LIBOR +2.80%
Stated maturity date	December 15, 2037	October 30, 2037	September 7, 2030	January 23, 2034
Call date	December 15, 2012	October 30, 2012	September 7, 2010	January 23, 2009

Trust Preferred Securities:
Face Value	$30,000	$22,500	$6,000	$5,000
Annual distribution rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	10.60%	3-mo LIBOR +2.80%
Issuance date	September 2007	October 2007	September 2000	December 2003
Distribution dates (1)	Quarterly	Quarterly	Semi-annual	Quarterly

(1)          All distributions are cumulative and paid in cash.

(2)          Amount does not include purchase accounting adjustments totaling a premium of $295 thousand associated with FOBB Capital Trust I and III.

(3)          Callable at a premium through 2020.

(4)          FOBB Capital Trusts I and III were established by First Oak Brook Bancshares, Inc. (“FOBB”) prior to the Company’s acquisition of FOBB, and the junior subordinated notes issued by FOBB to FOBB Capital Trusts I and III were assumed by the Company upon completion of the acquisition.

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

The Company uses interest rate swaps to hedge its interest rate risk.  The Company had fair value commercial loan interest rate swaps with aggregate notional amounts of $7.9 million at September 30, 2011.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income and other expense.  When a fair value hedge no longer qualifies for hedge accounting, previous adjustments to the carrying value of the hedged item are reversed immediately to current earnings and the hedge is reclassified to a trading position.

We also offer various derivatives, including foreign currency forward contracts, to our customers and offset our exposure from such contracts by purchasing other financial contracts.  The customer accommodations and any offsetting financial contracts are treated as non-hedging derivative instruments which do not qualify for hedge accounting.  The notional amounts and fair values of open foreign currency forward contracts were not significant at September 30, 2011 and December 31, 2010.

Interest rate swap contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable for September 30, 2011 was approximately $25 thousand and the net amount receivable for December 31, 2010 was approximately $30 thousand.  The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counterparty.  In such cases collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At September 30, 2011, the Company’s credit exposure relating to interest rate swaps was approximately $25.0 million, which is secured by the underlying collateral on customer loans.

The Company’s derivative financial instruments are summarized below as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$7,933	$(390)	$9,500	$(633)

Non-hedging derivative instruments (2)
Interest rate swap contracts	311,374	24,949	256,444	16,481	312,560	(25,056)	256,444	(16,449)
Interest rate options contracts	4,360	34	4,576	(16)	4,360	(34)	4,576	(16)
Foreign exchange contracts	6,239	291	—	—	6,215	(267)	—	—
Mortgage banking derivatives	8,707	153	—	—	5,550	(32)	—	—
Total non-hedging derivative instruments	330,680	25,427	261,020	16,465	328,685	(25,389)	261,020	(16,465)
Total	$330,680	$25,427	$261,020	$16,465	$336,618	$(25,779)	$270,520	$(17,098)

(1) Hedged fixed-rate commercial real estate loans

(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in the other income in the consolidated statements of income related to derivative financial instruments were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$1	$—	$(74)	$2

Non-hedging derivative instruments
Interest rate swap contracts	18	—	108	(79)
Interest rate options contracts	—	—	—	—
Foreign exchange contracts	12	—	(2)	—
Mortgage banking derivatives	121	—	121	—
Total non-hedging derivative instruments	151	—	227	(79)
Total	$152	$—	$153	$(77)

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

At September 30, 2011 and December 31, 2010, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	September 30,	December 31,
	2011	2010
Commitments to extend credit:
Home equity lines	$285,624	$308,678
Other commitments	772,548	1,012,554

Letters of credit:
Standby	86,522	116,058
Commercial	1,838	2,970

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of September 30, 2011, the longest maturity for any standby letter of credit was June 2016.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

Of the $88.4 million in letter of credit commitments outstanding at September 30, 2011, approximately $66.0 million of the letters of credit have been issued or renewed since December 31, 2010.

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

As of September 30, 2011, the Company had approximately $2.6 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

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

Derivatives.  Currently, we use interest rate swaps to manage our interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative and classified as Level 2.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including LIBOR rate curves.  We also obtain dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations.  We also offer other derivatives, including foreign currency forward contracts and interest rate lock commitments, to our customers and offset our exposure from such contracts by purchasing other financial contracts, which are valued using market consensus prices.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Financial assets
Securities available for sale:
U.S. government sponsored agencies and enterprises	$56,007	$—	$56,007	$—
States and political subdivisions	394,279	—	394,279	—
Residential mortgage-backed securities	1,369,967	—	1,368,833	1,134
Commercial mortgage-backed securities	51,822	—	51,822	—
Corporate bonds	5,899	—	—	5,899
Equity securities	10,764	10,764	—	—
Assets held in trust for deferred compensation	6,819	6,819	—	—
Derivative financial instruments	25,427	—	25,427	—
Financial liabilities
Other liabilities (1)	6,819	6,819	—	—
Derivative financial instruments	25,779	—	25,779	—

December 31, 2010
Financial assets
Securities available for sale:
U.S. government sponsored agencies and enterprises	$19,434	$—	$19,434	$—
States and political subdivisions	364,932	1,905	363,027	—
Residential mortgage-backed securities	1,196,536	—	1,195,200	1,336
Commercial mortgage-backed securities	530	—	530	—
Corporate bonds	6,140	—	—	6,140
Equity securities	10,171	10,171	—	—
Assets held in trust for deferred compensation	6,520	6,520	—	—
Derivative financial instruments	16,465	—	16,465	—
Financial liabilities
Other liabilities (1)	6,520	6,520	—	—
Derivative financial instruments	15,832	—	15,832	—

(1) Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended
	September 30,
(in thousands)	2011	2010

Balance, beginning of period	$7,476	$7,897
Transfer into Level 3	—	—
Net unrealized losses	—	—
Other comprehensive income	42	38
Principal payments	(485)	(415)
Impairment charge	—	—
	$7,033	$7,520

Three municipal bond securities totaling $1.4 million measured using significant other observable inputs (Level 2) at September 30, 2011 were previously measured using Level 1 prices at December 31, 2010.

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

Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired real estate loans, the Company obtains a current external appraisal.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of September 30, 2011 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Impaired loans	$89,809	$—	$—	$89,809
Foreclosed assets	157,029	—	—	157,029

Assets measured at fair value on a nonrecurring basis as of December 31, 2010 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Impaired loans	$267,005	$—	$—	$267,005
Foreclosed assets	116,221	—	—	116,221

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

Loans: The fair values for loans are estimated using discounted cash flow analyses, using the corporate bond curve adjusted for liquidity for commercial loans and the swap curve adjusted for liquidity for retail loans.

Non-interest bearing deposits: The fair values disclosed are equal to their balance sheet carrying amounts, which represent the amount payable on demand.

Interest bearing deposits: The fair values disclosed for deposits with no defined maturities are equal to their carrying amounts, which represent the amounts payable on demand.  Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies the Company’s current incremental borrowing rates for similar terms.

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

The estimated fair values of financial instruments are as follows (in thousands):

	September 30,		December 31,
	2011		2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$133,755	$133,755	$106,726	$106,726
Interest bearing deposits with banks	347,055	347,055	737,433	737,433
Investment securities available for sale	1,888,738	1,888,738	1,597,743	1,597,743
Investment securities held to maturity	499,038	507,354	—	—
Non-marketable securities - FHLB and FRB stock	80,815	80,815	80,186	80,186
Loans, net	5,685,127	5,611,994	6,425,594	6,330,229
Accrued interest receivable	34,709	34,709	35,158	35,158
Derivative financial instruments	25,427	25,427	16,465	16,465

Financial Liabilities:
Non-interest bearing deposits	$1,803,141	$1,803,141	$1,691,599	$1,691,599
Interest bearing deposits	5,918,766	5,952,854	6,461,359	6,480,269
Short-term borrowings	257,418	257,490	268,844	258,294
Long-term borrowings	274,378	289,502	285,073	294,623
Junior subordinated notes issued to capital trusts	158,546	112,310	158,571	92,286
Accrued interest payable	5,017	5,017	6,329	6,329
Derivative financial instruments	25,779	25,779	17,098	17,098

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

Overview

The profitability of our operations depends primarily on our net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses.  The provision for credit losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  Our net income is also affected by other income and other expenses.  During the periods under report, non-interest income or other income consisted of loan service fees, deposit service fees, net lease financing income, brokerage fees, trust and asset management fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net gain on sale of other assets, acquisition related gains, accretion of the indemnification asset and other operating income.  During the periods under report, other expenses included salaries and employee benefits, occupancy and equipment expense, computer services expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, telecommunication expense, other intangibles amortization expense, FDIC insurance premiums, branch impairment charges, other real estate expenses (net of rental income), and other operating expenses.  Additionally, dividends on preferred shares reduce net income available to common stockholders.

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

The Company reported net income of $19.7 million and net income available to common stockholders of $17.1 million for the third quarter of 2011 compared to a net loss of $2.8 million and a net loss available to common stockholders of $5.4 million for the third quarter of 2010.  Our 2011 third quarter results generated an annualized return on average assets of 0.80% and an annualized return on average common equity of 5.86% compared to (0.10%) and (1.86%), respectively, for the same period in 2010.  Fully diluted earnings per common share for the third quarter of 2011 was $0.31 compared to fully diluted loss of $0.10 per common share for the third quarter of 2010.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At September 30, 2011, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $56.1 million.  See Note 1 and Note 7 of the notes to our December 31, 2010 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2010 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2011, the Company had $89 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of September 30, 2011, the Company had $6 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

During the year ended December 31, 2010, MB Financial Bank completed two FDIC-assisted transactions.  The Company recorded assets and liabilities at the estimated fair value as of the acquisition dates.  See Note 2 of the notes to our December 31, 2010 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2010 for additional information.

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

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the nine months ended September 30, 2011 and 2010.

Goodwill is tested for impairment at the reporting unit level.  All of our goodwill is allocated to MB Financial, Inc., which is the Company’s only applicable reporting unit for purposes of testing goodwill impairment.  Fair value was computed by estimating the future cash flows of the Company and present valuing those cash flows at an interest rate equal to our cost of capital.  In addition, we compared our fair value calculation with our stock price adjusted for a control premium for reasonableness relative to our fair value calculation.  Key assumptions used in estimating future cash flows included loan and deposit growth, the interest rate environment, credit spreads on new and renewed loans, future deposit pricing, loan charge-offs, provision for credit losses, fee income growth and operating expense growth.  Our future cash flows estimates assume that credit performance returns to our historic experience over the next two years.  If this does not happen, our future cash flows would be negatively impacted.  Given the weak economy and our recent credit performance, there is a high degree of uncertainty regarding this assumption.

Results of Operations

Third Quarter Results

The Company had net income of $19.7 million and net income available to common stockholders of $17.1 million for the third quarter of 2011, compared to a net loss of $2.8 million and a net loss available to common stockholders of $5.4 million for the third quarter of 2010.  The results for the third quarter of 2011 generated an annualized return on average assets of 0.80% and an annualized return on average common equity of 5.86%, compared to (0.10%) and (1.86%), respectively, for the same period in 2010.

Net interest income was $80.4 million for the three months ended September 30, 2011, a decrease of $7.2 million, or 8.2%, from $87.6 million for the comparable period in 2010.  See “Net Interest Margin” section below for further analysis.

Provision for credit losses was $11.5 million in the third quarter of 2011 as compared to $65.0 million in third quarter of 2010.  Net charge-offs were $16.7 million in the quarter ended September 30, 2011, compared to $66.7 million in the quarter ended September 30, 2010.

See “Asset Quality” below for further analysis of the allowance for loan losses.

Other Income (in thousands):

	Three Months Ended
	September 30,	September 30,	Increase/	Percentage
	2011	2010	(Decrease)	Change
Other income:
Loan service fees	$2,159	$1,659	$500	30%
Deposit service fees	9,932	10,705	(773)	(7)%
Lease financing, net	6,494	5,022	1,472	29%
Brokerage fees	1,273	1,407	(134)	(10)%
Trust and asset management fees	4,272	3,923	349	9%
Net gain on sale of investment securities	—	9,482	(9,482)	(100)%
Increase in cash surrender value of life insurance	1,014	1,209	(195)	(16)%
Net gain on sale of other assets	—	299	(299)	(100)%
Accretion of FDIC indemnification asset	985	3,602	(2,617)	(73)%
Other operating income	238	(1,510)	1,748	(116)%
Total other income	$26,367	$35,798	$(9,431)	(26)%

Other income decreased for the third quarter of 2011 compared to the third quarter of 2010.  Other income was impacted by net gains on sale of investment securities of $9.5 million for the third quarter of 2010 compared to none in the third quarter of 2011.  Loan service fees increased due to prepayment and exit fees received on early payoffs.  Deposit fees decreased during the third quarter of 2011 due to changes in product usage by customers.  Net lease financing income increased mainly as a result of an increase in the sales of third party equipment maintenance contracts.  Accretion of indemnification asset decreased as expected due to a corresponding decrease in the indemnification asset balance during 2011.

Other Expense (in thousands):

	Three Months Ended
	September 30,	September 30,	Increase /	Percentage
	2011	2010	(Decrease)	Change

Other expense:
Salaries and employee benefits	$38,422	$37,424	$998	3%
Occupancy and equipment expense	9,092	8,800	292	3%
Computer services expense	2,544	2,654	(110)	(4)%
Advertising and marketing expense	1,740	1,620	120	7%
Professional and legal expense	1,647	1,637	10	1%
Brokerage fee expense	363	596	(233)	(39)%
Telecommunication expense	944	975	(31)	(3)%
Other intangibles amortization expense	1,414	1,567	(153)	(10)%
FDIC insurance premiums	2,272	3,873	(1,601)	(41)%
Other real estate expense, net	1,181	734	447	61%
Other operating expenses	6,989	6,598	391	6%
Total other expenses	$66,608	$66,478	$130	0%

Other expense for the third quarter of 2011 was consistent with the third quarter of 2010.  Salaries and employee benefits expense increased due to additional employees added due to the problem loan remediation staff added throughout 2010 and increased leasing commissions on higher revenues.  FDIC insurance premiums decreased as a result of the change in the assessment computation and the impact of improved credit quality on the computation.  Other real estate expense increased as a result of more properties in other real estate owned.

Income Taxes

The Company had an income tax expense of $9.0 million for the three months ended September 30, 2011 compared to an income tax benefit of $5.3 million for the same period in 2010.  The increase in the income tax expense from the third quarter of 2010 to the third quarter of 2011 was due to an increase in pre-tax income.

Year-To-Date Results

The Company had net income of $19.3 million and net income available to common stockholders of $11.5 million for the nine months ended September 30, 2011, compared to net income of $17.3 million and net income available to common stockholders of $9.6 million for the nine months ended September 30, 2010.  The results for the nine months ended September 30, 2011 generated an annualized return on average assets of 0.26% and an annualized return on average common equity of 1.32%, compared to 0.22% and 1.13%, respectively, for the same period in 2010.

Net interest income was $245.0 million for the nine months ended September 30, 2011, a decrease of $10.1 million, or 4.0%, from $255.1 million for the comparable period in 2010.  See “Net Interest Margin” section below for further analysis.

Provision for credit losses was $112.8 million in the nine months ended September 30, 2011 compared to $197.2 million in nine months ended September 30, 2010.  Net charge-offs were $163.1 million in the nine months ended September 30, 2011, compared to $180.3 million in the nine months ended September 30, 2010.

During May of 2011, the Company began marketing certain loans for sale to third parties. Loan pools were finalized after receipt of loan bids in June 2011, and were transferred to loans held for sale at that time. Charge-offs were taken when the loans were transferred to loans held for sale in June 2011. The sale was completed on June 30, 2011.  The loan pools included certain performing, sub-performing and non-performing loans with an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, which included $156.3 million in non-performing loans.  The Company received $194.6 million in proceeds (net of expenses) and recognized approximately $87 million in charge-offs, which required us to increase our provision for credit losses by approximately $50 million.

See “Asset Quality” below for further analysis of the allowance for loan losses.

Other Income (in thousands):

	Nine Months Ended
	September 30,	September 30,	Increase/	Percentage
	2011	2010	(Decrease)	Change
Other income:
Loan service fees	$6,097	$4,985	$1,112	22%
Deposit service fees	28,985	29,014	(29)	0%
Lease financing, net	19,138	14,668	4,470	30%
Brokerage fees	4,307	3,781	526	14%
Trust and asset management fees	13,158	10,794	2,364	22%
Net gain on sale of investment securities	229	18,652	(18,423)	(99)%
Increase in cash surrender value of life insurance	3,433	2,586	847	33%
Net gain on sale of other assets	370	211	159	75%
Acquisition related gains	—	62,649	(62,649)	(100)%
Accretion of FDIC indemnification asset	4,155	6,669	(2,514)	(38)%
Other operating income	4,783	952	3,831	402%
Total other income	$84,655	$154,961	$(70,306)	(45)%

Other income decreased for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to a gain recognized on the Broadway and New Century FDIC-assisted transactions during the nine months ended September 30, 2010, totaling $62.6 million.  See Note 2 of the Consolidated Financial Statements for additional information.  Loan service fees increased due to an increase in prepayment and exit fees.  Net lease financing increased primarily due to an increase in the sales of third party equipment maintenance contracts and favorable lease renewals.  Trust and asset management fees increased primarily due to an increase in assets under management as a result of organic growth and an increase in the market value of assets under management.  The increase in cash surrender value of life insurance was higher due to an improvement in overall asset yields.  Accretion of indemnification asset decreased as expected due to a corresponding decrease in the indemnification asset balance during the nine months ended September 30, 2011.  Additionally, other income was impacted by net gains on sale of investment securities of $18.7 million for the nine months ended September 30, 2010 compared with net gains on sale of investment securities of $229 thousand for the nine months ended September 30, 2011.

Other Expense (in thousands):

	Nine Months Ended
	September 30,	September 30,	Increase /	Percentage
	2011	2010	(Decrease)	Change
Other expense:
Salaries and employee benefits	$114,012	$107,950	$6,062	6%
Occupancy and equipment expense	26,969	26,907	62	0%
Computer services expense	7,687	8,504	(817)	(10)%
Advertising and marketing expense	5,207	4,892	315	6%
Professional and legal expense	4,725	4,085	640	16%
Brokerage fee expense	1,420	1,478	(58)	(4)%
Telecommunication expense	2,816	2,847	(31)	(1)%
Other intangibles amortization expense	4,255	4,582	(327)	(7)%
FDIC insurance premiums	9,202	11,670	(2,468)	(21)%
Branch impairment charges	1,000	—	1,000	100%
Other real estate expense, net	2,830	1,836	994	54%
Other operating expenses	20,077	19,410	667	3%
Total other expenses	$200,200	$194,161	$6,039	3%

Other expense increased by $6.0 million from the nine months ended September 30, 2010 to the nine months September 30, 2011.  Salaries and employee benefits expense increased due to additional employees added due to the New Century and Broadway FDIC-assisted transactions, problem loan remediation staff added throughout the prior year and increased leasing commissions on higher sales.  Computer services expense decreased primarily due to conversion expenditures on FDIC assisted transactions incurred in 2010.  Professional and legal expense increased during the first nine months of 2011 as a result of higher loan workout expenses.  FDIC insurance premiums decreased due to lower deposits, a change in the assessment computation during the second quarter of 2011, and the impact of improved credit quality on the computation.  Other real estate expense increased as a result of more properties in other real estate owned.  Additionally, other expense was impacted by a $1.0 million fixed asset impairment charge incurred in the first quarter of 2011 caused by our decision to close a branch.

Income Taxes

The Company had an income tax benefit of $2.5 million for the first nine months ended September 30, 2011 compared to income tax expense of $1.4 million for the same period in 2010.  The decrease in income tax expense from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was due mainly to a $2 million increase in deferred tax assets as a result of the Illinois corporate income tax rate increase which was enacted and reflected in the first quarter of 2011 as well as the increase in tax exempt interest.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended September 30,
	2011			2010
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$5,682,037	$76,179	5.32%	$6,819,162	$93,228	5.42%
Loans exempt from federal income taxes (4)	145,144	2,872	7.74	120,253	2,261	7.36
Taxable investment securities	1,869,961	11,699	2.50	1,450,608	11,420	3.15
Investment securities exempt from federal income taxes (4)	456,777	6,614	5.67	355,288	5,210	5.74
Other interest earning deposits	365,723	244	0.26	377,555	247	0.26
Total interest earning assets	8,519,642	$97,608	4.55	9,122,866	$112,366	4.89
Non-interest earning assets	1,287,919			1,511,690
Total assets	$9,807,561			$10,634,556

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$2,656,490	$1,731	0.26%	$2,789,046	$4,023	0.57%
Savings deposits	742,334	321	0.17	623,555	469	0.30
Time deposits	2,461,270	8,155	1.31	3,306,234	14,105	1.69
Short-term borrowings	225,580	204	0.36	264,748	281	0.42
Long-term borrowings and junior subordinated notes	435,414	3,461	3.11	458,657	3,256	2.78
Total interest bearing liabilities	6,521,088	$13,872	0.84	7,442,240	$22,134	1.18
Non-interest bearing deposits	1,810,501			1,673,259
Other non-interest bearing liabilities	123,391			173,139
Stockholders’ equity	1,352,581			1,345,918
Total liabilities and stockholders’ equity	$9,807,561			$10,634,556
Net interest income/interest rate spread (5)		$83,736	3.71%		$90,232	3.71%
Taxable equivalent adjustment		3,320			2,614
Net interest income, as reported		$80,416			$87,618
Net interest margin (6)			3.74%			3.81%
Tax equivalent effect			0.16%			0.11%
Net interest margin on a fully tax equivalent basis (6)			3.90%			3.92%

(1)   Non-accrual loans are included in average loans.

(2)   Interest income includes amortization of deferred loan origination fees of $972 thousand and $1.1 million for the three months ended September 30, 2011 and 2010, respectively.

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

Net interest income was $80.4 million for the three months ended September 30, 2011, a decrease of $7.2 million, or 8.2% from $87.6 million for the comparable period in 2010.  The net interest income decrease from the third quarter of 2010 was primarily due to a lower level of interest earning assets.  Our non-performing loans reduced our net interest margin during the third quarter of 2011 and the third quarter of 2010 by approximately 9 basis points and 22 basis points, respectively.

The following table represents, for the period indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultants costs, expressed both in dollars and rates (dollars in thousands):

	Nine Months Ended September 30,
	2011			2010
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$6,057,966	$244,219	5.39%	$6,649,976	$267,425	5.38%
Loans exempt from federal income taxes (4)	135,620	7,858	7.64	120,574	6,707	7.34
Taxable investment securities	1,619,182	29,741	2.45	1,791,504	43,540	3.24
Investment securities exempt from federal income taxes (4)	388,208	17,057	5.79	358,026	15,719	5.79
Federal funds sold	—	—	—	471	2	0.56
Other interest earning deposits	499,286	972	0.26	252,300	523	0.28
Total interest earning assets	8,700,262	$299,847	4.61	9,172,851	$333,916	4.87
Non-interest earning assets	1,289,334			1,351,173
Total assets	$9,989,596			$10,524,024

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$2,686,327	$6,139	0.31%	$2,747,977	$11,556	0.56%
Savings deposits	726,316	1,052	0.19	606,326	1,406	0.31
Time deposits	2,678,118	28,121	1.40	3,420,044	47,290	1.85
Short-term borrowings	246,201	660	0.36	263,656	889	0.45
Long-term borrowings and junior subordinated notes	443,115	10,127	3.01	471,211	9,809	2.75
Total interest bearing liabilities	6,780,077	$46,099	0.91	7,509,214	$70,950	1.26
Non-interest bearing deposits	1,736,152			1,560,914
Other non-interest bearing liabilities	120,639			129,163
Stockholders’ equity	1,352,728			1,324,733
Total liabilities and stockholders’ equity	$9,989,596			$10,524,024
Net interest income/interest rate spread (5)		$253,748	3.70%		$262,966	3.61%
Taxable equivalent adjustment		8,720			7,849
Net interest income, as reported		$245,028			$255,117
Net interest margin (6)			3.77%			3.72%
Tax equivalent effect			0.13%			0.11%
Net interest margin on a fully tax equivalent basis (6)			3.90%			3.83%

(1)   Non-accrual loans are included in average loans.

(2)   Interest income includes amortization of deferred loan origination fees of $3.5 million and $3.6 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Net interest income was $245.0 million for the nine months ended September 30, 2011, a decrease of $10.1 million, or 4.0% from $255.1 million for the comparable period in 2010.  The decrease in net interest income was due to a decrease in average earning assets, partially offset by a higher net interest margin.  Our net interest margin increased primarily due to a decrease in our average cost of funds as a result of an improved deposit mix and downward repricing of interest bearing deposits, as well as a lower level of non-performing loans.  Our non-performing loans reduced our net interest margin during the nine months ended September 30, 2011 and the nine months ended September 30, 2010 by approximately 15 basis points and 20 basis points, respectively.

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

	Three Months Ended			Nine Months Ended
	September 30, 2011 Compared to September 30, 2010			September 30, 2011 Compared to September 30, 2010
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
Interest Earning Assets:
Loans	$(15,277)	$(1,772)	$(17,049)	$(23,865)	$659	$(23,206)
Loans exempt from federal income taxes (1)	488	123	611	863	288	1,151
Taxable investments securities	2,906	(2,627)	279	(3,899)	(9,900)	(13,799)
Investment securities exempt from federal income taxes (1)	1,471	(67)	1,404	1,326	12	1,338
Federal funds sold	—	—	—	(2)	—	(2)
Other interest earning deposits	(6)	3	(3)	484	(35)	449
Total decrease in interest income	(10,418)	(4,340)	(14,758)	(25,093)	(8,976)	(34,069)
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	(183)	(2,109)	(2,292)	(253)	(5,164)	(5,417)
Savings deposits	77	(225)	(148)	242	(596)	(354)
Time deposits	(3,175)	(2,775)	(5,950)	(9,089)	(10,080)	(19,169)
Short-term borrowings	(38)	(39)	(77)	(56)	(173)	(229)
Long-term borrowings and junior subordinated notes	(170)	375	205	(607)	925	318
Total decrease in interest expense	(3,489)	(4,773)	(8,262)	(9,763)	(15,088)	(24,851)
Total (decrease) increase in net interest income	$(6,929)	$433	$(6,496)	$(15,330)	$6,112	$(9,218)

(1)          Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% tax rate.

Balance Sheet

Total assets decreased $398.0 million, or 3.9%, from $10.3 billion at December 31, 2010 to $9.9 billion at September 30, 2011.  Investment securities increased $790.7 million from December 31, 2010 to September 30, 2011 mostly as a result of the deployment of interest-earning cash balances.  Gross loans decreased by $804.1 million, or 12.2%, to $5.8 billion at September 30, 2011 from $6.6 billion at December 31, 2010.  During the second quarter of 2011, we sold certain performing, sub-performing and non-performing loans with an aggregate carrying amount of $281.6 million.  See “Loan Portfolio” section below for further analysis.

Total liabilities decreased by $421.8 million, or 4.7%, from $9.0 billion at December 31, 2010 to $8.6 billion at September 30, 2011.  Total deposits decreased by $431.1 million, or 5.3%. to $7.7 billion at September 30, 2011 from $8.2 billion at December 31, 2010.  Consistent with our strategy, deposits decreased as a decrease in deposit rates paid has resulted in a reduction of balances from rate sensitive customers.  Total stockholders’ equity increased $23.8 million to $1.4 billion at September 30, 2011 compared to December 31, 2010.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, as of the dates indicated (dollars in thousands):

	September 30,		December 31,		September 30,
	2011		2010		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial related credits:
Commercial loans	$1,042,583	18%	$1,206,984	18%	$1,291,115	19%
Commercial loans collateralized by assignment of lease payments	1,067,191	18%	1,053,446	16%	1,019,083	15%
Commercial real estate	1,844,894	32%	2,176,584	33%	2,259,708	33%
Construction real estate	210,206	4%	423,339	6%	445,881	6%
Total commercial related credits	4,164,874	72%	4,860,353	73%	5,015,787	73%
Other loans:
Residential real estate	316,305	5%	328,482	5%	328,985	5%
Indirect vehicle	189,033	4%	175,664	3%	182,091	2%
Home equity	348,934	6%	381,662	6%	386,866	6%
Consumer loans	76,025	1%	59,320	1%	76,219	1%
Total other loans	930,297	16%	945,128	14%	974,161	14%
Gross loans excluding covered loans	5,095,171	88%	5,805,481	88%	5,989,948	87%
Covered loans (1)	718,566	12%	812,330	12%	859,038	13%
Total loans (2)	$5,813,737	100%	$6,617,811	100%	$6,848,986	100%

(1)   Loans subject to loss-share with the FDIC are referred to as “covered loans.”

(2)   Gross loan balances at September 30, 2011, December 31, 2010 and September 30, 2010 are net of unearned income, including net deferred loan fees of $1.4 million, $3.3 million, and $3.8 million, respectively.

During May of 2011, the Company began marketing certain loans for sale to third parties. Loan pools were finalized after receipt of loan bids in June 2011, and were transferred to loans held for sale at that time. Charge-offs were taken when the loans were transferred to loans held for sale in June 2011. The sale was completed on June 30, 2011.  The results for the nine months ended September 30, 2011 include a provision for credit losses of approximately $50 million in connection with the sale during the second quarter of 2011 of loans with an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, including $156.3 million in non-performing loans.  We recognized approximately $87 million in charge-offs as a result of the sale.

Asset Quality

The following table presents a summary of non-performing assets, excluding purchased credit-impaired loans and loans held for sale, as of the dates indicated (dollar amounts in thousands):

	September 30,	December 31,	September 30,
	2011	2010	2010
Non-performing loans:(1)
Non-accrual loans	$140,979	$362,441	$392,477
Loans 90 days or more past due, still accruing interest	—	1	115
Total non-performing loans	140,979	362,442	392,592

Other real estate owned(2)	87,469	71,476	59,114
Repossessed vehicles	249	82	321
Total non-performing assets	$228,697	$434,000	$452,027

Total allowance for loan losses(3)	128,610	192,217	193,926
Partial charge-offs taken on non-performing loans	50,578	163,972	171,549
Allowance for loan losses, including partial charge-offs	$179,188	$356,189	$365,475

Accruing restructured loans(5)	$34,321	$22,543	$12,226

Total non-performing loans to total loans	2.42%	5.48%	5.73%
Total non-performing assets to total assets	2.30%	4.21%	4.26%
Allowance for loan losses to non-performing loans(1)	91.23%	53.03%	49.40%
Allowance for loan losses to non-performing loans, including partial charge-offs taken(4)	93.54%	67.66%	64.78%

(1)   This table excludes purchased credit-impaired loans that were acquired as part of the Heritage Bank (completed in 2009), InBank (completed in 2009), Benchmark (completed in 2009), Broadway (completed in 2010), and New Century (completed in 2010) FDIC-assisted transactions.  Purchased credit-impaired loans have evidence of deterioration in credit quality prior to acquisition.  Fair value of these loans as of the acquisition date includes estimates of credit losses.  These loans are accounted for on a pool basis, and the pools are considered to be performing.   This table also excludes loans held for sale.

(2)   This table excludes other real estate owned that related to FDIC-assisted transactions.  Other real estate owned related to these transactions totaled $69.3 million at September 30, 2011, $44.7 million at December 31, 2010, and $63.5 million at September 30, 2010.

(3)   Includes $13.6 million and $15.6 million of reserves on unfunded credit commitments at December 31, 2010 and September 30, 2010.

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

The following table represents a summary of other real estate (“OREO”), excluding assets acquired in FDIC-assisted transactions, for the nine months ended September 30, 2011 and 2010 (in thousands):

	September 30,
	2011	2010

Balance at beginning of period	$71,476	$36,711
Transfers in at fair value less estimated costs to sell	56,586	36,788
Fair value adjustments	(7,255)	(6,141)
Net gains (losses) on sales of OREO	903	(569)
Cash received upon disposition	(34,241)	(7,675)
Balance at end of period	$87,469	$59,114

The following table presents data related to non-performing loans, excluding purchased credit-impaired loans, by dollar amount and category at September 30, 2011 (dollar amounts in thousands):

	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Consumer Loans	Total Loans
	Number of Relationships	Amount	Number of Relationships	Amount	Number of Relationships	Amount	Amount	Amount
$10.0 million or more	—	$—	—	$—	—	$—	$—	$—
$5.0 million to $9.9 million	3	20,136	—	—	3	23,938	—	44,074
$1.5 million to $4.9 million	4	8,854	—	—	13	37,474	—	46,328
Under $1.5 million	37	8,654	5	2,913	54	25,495	13,515	50,577
	44	$37,644	5	$2,913	70	$86,907	$13,515	$140,979

Percentage of individual loan category		1.78%		1.39%		4.71%	1.45%	2.42%

Specific reserves and partial charge-offs as a percentage of non-performing loans		44%		70%		26%

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

The macroeconomic factors added approximately $38 million and $39 million to the ALLL as of September 30, 2011 and December 31, 2010, respectively.

At each quarter end, potential problem loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing the loan.  See discussion in “Specific Reserve” section below.

The general loss reserve was $102.8 million as of September 30, 2011 and $126.4 million as of December 31, 2010.  The decrease in the general loss reserve was primarily due to the sale of sub-performing loans in the loan sale in the second quarter of 2011, and an overall decrease in loan balances during the nine months ended September 30, 2011.  Reserves on impaired loans are included in the “Specific Reserve” section below.  See additional discussion in “Potential Problem Loans” below.

Specific Reserves.  Our allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

At each quarter-end, impaired loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing each loan.  Generally, the Company obtains a current external appraisal (within 12 months) on real estate secured impaired loans.  Other valuation techniques are used as well, including internal valuations, comparable property analyses and contractual sales information.  Additional discounts are applied to appraisals used in our impairment analyses, as needed, based on the age of the appraisal and location of the underlying property, comparisons to other similar properties with updated appraisals and valuation trends that they are observing in the Chicago area.  As of September 30, 2011, almost all appraisals were completed within the previous 12 months.

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

The total specific reserve component of the allowance was $11.4 million as of September 30, 2011 and $51.8 million as of December 31, 2010.  The decrease in specific reserve reflects the decrease in impaired loans mainly as the result of the loan sale in the second quarter of 2011, charge-offs on loans during 2011 and the reclassification of the reserve for unfunded credit commitments as a liability.  See discussion in “Second Quarter Results” for additional discussion of the impacts of the economic environment on the loan portfolio.

Smaller Balance Homogenous Loans.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one-year time horizon.  The reserves for smaller balance homogenous loans totaled $14.4 million at September 30, 2011 and $14.0 million at December 31, 2010.

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

A reconciliation of the activity in the allowance for loan losses follows (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Balance at the beginning of period	$147,107	$195,612	$192,217	$177,072
Provision for credit losses	11,500	65,000	112,750	197,200
Charge-offs:
Commercial loans	(3,497)	(11,362)	(14,639)	(48,936)
Commercial loans collateralized by assignment of lease payments (lease loans)	—	(418)	(93)	(1,668)
Commercial real estate loans	(7,815)	(25,265)	(92,840)	(52,468)
Construction real estate	(6,008)	(29,120)	(45,928)	(77,397)
Residential real estate	(141)	(1,500)	(11,783)	(1,963)
Indirect vehicle	(611)	(503)	(1,882)	(2,231)
Home equity	(1,605)	(1,369)	(9,005)	(3,268)
Consumer loans	(475)	(600)	(1,363)	(1,327)
Total charge-offs	(20,152)	(70,137)	(177,533)	(189,258)
Recoveries:
Commercial loans	1,413	1,900	4,736	4,946
Commercial loans collateralized by assignment of lease payments (lease loans)	5	62	224	158
Commercial real estate loans	739	907	2,585	1,270
Construction real estate	681	330	5,071	1,498
Residential real estate	7	7	40	57
Indirect vehicle	327	232	1,021	877
Home equity	151	11	218	101
Consumer loans	83	2	532	5
Total recoveries	3,406	3,451	14,427	8,912

Total net charge-offs	(16,746)	(66,686)	(163,106)	(180,346)

Allowance for credit losses	141,861	193,926	141,861	193,926

Allowance for unfunded credit commitments (1)	(13,251)	—	(13,251)	—

Allowance for loan losses (2)	$128,610	$193,926	$128,610	$193,926

Total loans, excluding loans held for sale	$5,813,737	$6,848,986	$5,813,737	$6,848,986
Average loans, excluding loans held for sale	$5,827,181	$6,939,415	$6,191,268	$6,770,550

Ratio of allowance for loan losses to total loans, excluding loans held for sale	2.21%	2.83%	2.21%	2.83%
Ratio of allowance for credit losses to total loans, and excluding loans held for sale, and unfunded credit commitments	2.40%	2.78%	2.40%	2.78%
Net loan charge-offs to average loans, excluding loans held for sale (annualized)	1.14%	3.81%	3.52%	3.56%

(1)          The reserve for unfunded credit commitments was reclassified to other liabilities as of June 30, 2011.

(2)          Includes $15.6 million for unfunded credit commitments at September 30, 2010.

Net charge-offs decreased $17.2 million to $163.1 million in the nine months ended September 30, 2011 compared to $180.3 million in the nine months ended September 30, 2010.  Provision for credit losses decreased by $84.5 million to $112.8 million in the nine months ended September 30, 2011 from $197.2 million in the same period of 2010.  Excluding the effects of the loan sale transaction during the second quarter of 2011, which resulted in approximately $87 million in charge-offs and an increase in the provision for losses of approximately $50 million, the provision for credit losses during the nine months ended September 30, 2011 would have been approximately $63 million and charge-offs would have been approximately $76 million.  The decrease in the required provision, excluding the effects of the loan sale transaction, was a result of lower downward migration of loans to non-performing status and higher collateral value underlying the loans that did migrate.

Charge-offs in 2010 include losses of approximately $22.5 million incurred on a commercial loan as a result of a suspected borrower fraud. The suspected fraud related to a borrower with a complex ownership structure, which gave the borrower the opportunity to move collateral amongst various lenders thus inflating global collateral values. In response to this, we have formed an independent group, reporting to credit management, whose sole function is to monitor borrowing bases and borrower collateral. Borrowing bases and collateral securing credit lines are now more closely monitored by personnel independent of the sales function. No other suspected frauds have been identified since the creation of this group.

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

We utilize an internal asset classification system as a means of reporting problem and potential problem assets.  At scheduled meetings of the board of directors of MB Financial Bank, a watch list is presented, showing significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.”  An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets classified as Loss are those considered uncollectible and viewed as valueless assets and have been charged-off.  Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.

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

Potential Problem Loans

We define potential problem loans as performing loans rated substandard, that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of

September 30, 2011 and December 31, 2010 were approximately $179.7 million and $291.7 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under GAAP.

The decrease in potential problem loans was due primarily to the loan sale during the second quarter of 2011 discussed earlier as well as upgrades and loan payments and some downward migration to non-performing status.  Potential problem loans with balances of approximately $65.6 million were sold in the second quarter loan sale discussed above.

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

Lease investments by categories follow (in thousands):

	September 30,	December 31,	September 30,
	2011	2010	2010
Direct finance leases:
Minimum lease payments	$55,561	$64,525	$65,447
Estimated unguaranteed residual values	6,397	7,387	8,130
Less: unearned income	(5,308)	(6,801)	(6,851)
Direct finance leases (1)	$56,650	$65,111	$66,726

Leveraged leases:
Minimum lease payments	$20,468	$13,819	$13,334
Estimated unguaranteed residual values	2,853	2,842	3,159
Less: unearned income	(2,051)	(1,295)	(1,281)
Less: related non-recourse debt	(19,251)	(13,089)	(12,697)
Leveraged leases (1)	$2,019	$2,277	$2,515

Operating leases:
Equipment, at cost	$240,444	$224,343	$230,429
Less: accumulated depreciation	(107,099)	(97,437)	(99,105)
Lease investments, net	$133,345	$126,906	$131,324

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $32.3 million at September 30, 2011, $13.1 million at December 31, 2010 and $15.0 million at September 30, 2010.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,621 leases at September 30, 2011 compared to 2,564 leases at December 31, 2010 and 2,310 leases at September 30, 2010.  The average residual value per lease schedule was approximately $21 thousand at September 30, 2011 compared to $21 thousand at December 31, 2010 and $24 thousand at September 30, 2010.  The average residual value per master lease schedule was approximately $176 thousand at September 30, 2011, $168 thousand at December 31, 2010, and $184 thousand at September 30, 2010.

At September 30, 2011, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
	Finance	Leveraged	Operating
	Leases	Leases	Leases	Total
End of initial lease term December 31,
2011	$509	$88	$7,183	$7,780
2012	1,890	1,178	10,436	13,504
2013	1,661	789	7,280	9,730
2014	1,768	680	10,301	12,749
2015	387	86	5,473	5,946
Thereafter	182	32	6,188	6,402
	$6,397	$2,853	$46,861	$56,111

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	At September 30, 2011		At December 31, 2010		At September 30, 2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for sale
U.S. Government sponsored agencies and enterprises	$53,016	$56,007	$18,766	$19,434	$23,826	$24,698
States and political subdivisions	366,651	394,279	351,274	364,932	355,121	379,675
Residential mortgage-backed securities	1,348,460	1,369,967	1,174,500	1,196,536	886,883	898,286
Commercial mortgage-backed securities	51,341	51,822	521	530	539	551
Corporate bonds	5,899	5,899	6,140	6,140	6,140	6,140
Equity securities	10,324	10,764	10,093	10,171	10,016	10,315
	1,835,691	1,888,738	1,561,294	1,597,743	1,282,525	1,319,665
Held to maturity
States and political subdivisions	240,839	243,487	—	—	—	—
Residential mortgage-backed securities	258,199	263,867	—	—	—	—
	499,038	507,354	—	—	—	—

Total	$2,334,729	$2,396,092	$1,561,294	$1,597,743	$1,282,525	$1,319,665

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash.  Net cash provided by operating activities increased by $6.1 million to $248.3 million for the nine months ended September 30, 2011 from the nine months ended September 30, 2010.

Cash flows from investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales, the impact of acquisitions and FDIC-assisted transactions.  For the nine months ended September 30, 2011, the Company had net cash flows used in investing activities of $150.4 million compared to net cash flow provided by investing activities of $1.3 billion for the nine months ended September 30, 2010.  This change in cash flows was mainly the result of the deployment of interest earning cash balances through the purchases of investment securities.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the nine months ended September 30, 2011, the Company had net cash flows used in financing activities of $461.3 million compared to $1.0 billion for the nine months ended September 30, 2010.  The change in cash flows from financing activities was primarily due to a smaller decrease in deposits during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  During the nine months ended September 30, 2010, rate sensitive customers related to Corus Bank FDIC-assisted transaction (completed in 2009) withdrew deposits as rates paid were reduced.

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

In the event that additional short-term liquidity is needed or the Company is unable to retain brokered deposits, MB Financial Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While at September 30, 2011, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $185.0 million for a short time from these banks on a collective basis.  MB Financial Bank is a member of Federal Home Loan Bank of Chicago (FHLB).  As of September 30, 2011, MB Financial Bank had $156.6 million outstanding in FHLB advances and could borrow an additional amount of approximately $301.5 million.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of September 30, 2011, the Company had approximately $1.4 billion of unpledged securities, excluding securities available for pledge at the FHLB.

See Notes 11 and 12 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.  There were no material changes outside the ordinary course of business in the Company’s contractual obligations at September 30, 2011 as compared to December 31, 2010.

At September 30, 2011, the Company’s total risk-based capital ratio was 19.61%; Tier 1 capital to risk-weighted assets ratio was 17.54% and Tier 1 capital to average asset ratio was 11.59%.  MB Financial Bank’s total risk-based capital ratio was 17.36%; Tier 1 capital to risk-weighted assets ratio was 15.28% and Tier 1 capital to average asset ratio was 10.08%.  MB Financial Bank, N.A. was categorized as “Well-Capitalized” at September 30, 2011 under the regulations of the Office of the Comptroller of the Currency.

Non-GAAP Financial Information

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP).  These measures include net interest income on a fully tax equivalent basis, net interest margin on a fully tax equivalent basis and the addition of partial charge-offs to the amount of the allowance for loan losses and to the numerator and the denominator in the ratio of the allowance for loan losses to non-performing loans.  Our management uses these non-GAAP measures, together with the related GAAP measures, in its analysis of our performance and in making business decisions.  Management also uses these measures for peer comparisons.  The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate.  Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes.  Management believes that the addition of partial charge-offs to the allowance for loan losses and to the numerator and the denominator in the ratios of the allowance for loan losses to non-performing loans and to total loans may be useful to investors because it shows what our loan loss reserve levels would have been had the partial charge-offs not been taken. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.  Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis to net interest margin are contained in the tables under “Net Interest Margin.”  Reconciliations of the allowance for loan losses including partial charge-offs to the allowance for loan losses, and the ratio of the allowance for loan losses to non-performing loans including partial change offs to the same ratio without the addition of partial charge-offs, are contained in the table under “Asset Quality.”

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

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10% and 5%, respectively, in the first three months, 14%, 26%, and 15%, respectively, in the next nine months, 57%, 58% and 58%, respectively, from one year to five years, and 25%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$344,603	$1,093	$1,359	$—	$347,055
Investment securities	275,355	404,157	1,331,867	457,212	2,468,591
Loans, including covered loans	2,442,841	1,094,671	2,133,753	142,472	5,813,737
Total interest earning assets	$3,062,799	$1,499,921	$3,466,979	$599,684	$8,629,383

Interest Bearing Liabilities:
NOW and money market deposits accounts	$208,320	$598,973	$1,574,421	$340,448	$2,722,162
Savings deposits	36,973	113,848	437,377	162,864	751,062
Time deposits	607,564	1,050,784	639,394	147,800	2,445,542
Short-term borrowings	34,045	69,053	139,200	15,120	257,418
Long-term borrowings	62,350	29,176	179,073	3,779	274,378
Junior subordinated notes issued to capital trusts	152,065	—	—	6,481	158,546
Total interest bearing liabilities	$1,101,317	$1,861,834	$2,969,465	$676,492	$6,609,108

Rate sensitive assets (RSA)	$3,062,799	$4,562,720	$8,029,699	$8,629,383	$8,629,383
Rate sensitive liabilities (RSL)	$1,101,317	$2,963,151	$5,932,616	$6,609,108	$6,609,108
Cumulative GAP (GAP=RSA-RSL)	$1,961,482	$1,599,569	$2,097,083	$2,020,275	$2,020,275

RSA/Total assets	30.87%	45.98%	80.93%	86.97%	86.97%
RSL/Total assets	11.10%	29.86%	59.79%	66.61%	66.61%
GAP/Total assets	19.77%	16.12%	21.13%	20.36%	20.36%
GAP/RSA	64.04%	35.06%	26.12%	23.41%	23.41%

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over Once Year Horizon
Changes in	At September 30, 2011		At December 31, 2010
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$11,635	3.84%	$1,607	0.50%
+ 1.00%	$6,531	2.15%	$473	0.10%

In the interest rate sensitivity table above, changes in net interest income between September 30, 2011 and December 31, 2010 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to certificates of deposit in a rising rate environment.

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

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2011 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. — OTHER INFORMATION

Item 1A. - Risk Factors

The following risks and uncertainties should be considered in addition to those risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

Recent and/or future U.S. credit downgrades by the major credit rating agencies may have an adverse affect on financial markets, including financial institutions and the financial industry.

Standard and Poor’s Rating Services (“S & P”) downgraded the U.S.’s credit rating from AAA to AA+ for the first time in history. These events could impact the trading market for U.S. government securities, including agency securities, and the securities markets more broadly and consequently could impact the value and liquidity of financial assets. These actions could also create broader financial uncertainty, which may negatively affect the global banking system and limit the availability of funding at reasonable terms. This could have a material adverse effect on our liquidity, financial condition, and results of operations.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended September 30, 2011 with respect to our repurchases of our outstanding common shares:

			Number of Shares	Maximum Number of
			Purchased as Part	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs

July 1, 2011 - July 31, 2011	10,941	$20.71	—	—

August 1, 2011 - August 31, 2011	172	$14.34	—	—

September 1, 2011 - September 30, 2011	173	$14.46	—	—

Totals	11,286		—

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

MB FINANCIAL, INC.

Date:	November 1, 2011	By:	/s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2011	By:	/s/ Jill E. York
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

3.1	Charter of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 0-24566-01))

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

101

The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements*

*        Filed herewith.