Form 10-K
period 2011-12-31
MB FINANCIAL INC /MD
filed 2012-02-10
CIK 1139812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $1,013,427,269 as of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates.”

There were issued and outstanding 54,662,868 shares of the Registrant’s common stock as of February 10, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s 2012 Annual Meeting of Stockholders.	Part III

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2011

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from our merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the possibility that the expected benefits of the FDIC-assisted transactions we previously completed will not be realized; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (4) results of examinations by the Office of Comptroller of Currency and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior and net interest margin; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) fluctuations in real estate values; (9) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market-place; (10) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (11) our ability to access cost-effective funding; (12) changes in financial markets; (13) changes in economic conditions in general and in the Chicago metropolitan area in particular; (14) the costs, effects and outcomes of litigation; (15) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations adopted thereunder, changes in federal and/or state tax laws or interpretations thereof by taxing authorities, changes in laws, rules or regulations applicable to companies that have participated in the TARP Capital Purchase Program of the U.S. Department of the Treasury and other governmental initiatives affecting the financial services industry; (16) changes in accounting principles, policies or guidelines; (17) our future acquisitions of other depository institutions or lines of business; and (18) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

General

MB Financial, Inc., headquartered in Chicago, Illinois, is a financial holding company with banking offices located primarily in the Chicago area.  The words “MB Financial,”  “the Company,” “we,” “our” and “us” refer to MB Financial, Inc. and its wholly owned subsidiaries, unless we indicate otherwise.  Our primary market is the Chicago metropolitan area, in which we operate 87 banking offices through our bank subsidiary, MB Financial Bank, N.A. (MB Financial Bank). MB Financial Bank also has one banking office in Philadelphia, Pennsylvania.  Through MB Financial Bank, we offer a broad range of financial services primarily to small and middle market businesses and individuals in the markets that we serve.  Our primary lines of business include commercial banking, retail banking and wealth management.  As of December 31, 2011, we had total assets of $9.8 billion, deposits of $7.6 billion, stockholders’ equity of $1.4 billion, and $3.6 billion of client assets under administration in our Wealth Management Group (including $2.2 billion in our trust department, $432.0 million in brokerage accounts, and $998.1 million in our majority owned asset management firm, Cedar Hill Associates LLC).

We have completed a number of acquisitions in recent years, including the following most recent transactions.

During 2009 and 2010, MB Financial Bank acquired certain assets and assumed certain liabilities of Glenwood, Illinois-based Heritage Community Bank (Heritage); Oak Forest, Illinois-based InBank; Chicago-based Corus Bank, N.A. (Corus); Aurora, Illinois-based Benchmark Bank (Benchmark); Chicago, Illinois-based New Century Bank (New Century); and Chicago, Illinois-based Broadway Bank (Broadway) in transactions facilitated by the Federal Deposit Insurance Corporation (FDIC).  For the Heritage, Benchmark, New Century and Broadway transactions, MB Financial Bank entered into loss-share agreements with the FDIC.  Under the loss-share agreements, MB Financial Bank shares in the losses on assets (generally loans and other real estate owned) covered under the agreements (referred to as “covered loans” and “covered other real estate owned”).  See Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

MB Financial Bank, our largest subsidiary, has two wholly owned subsidiaries with significant operating activities: LaSalle Systems Leasing, Inc. and Vision Investment Services, Inc. MB Financial Bank also has a majority owned subsidiary with significant operating activities, Cedar Hill Associates, LLC.

LaSalle Systems Leasing, Inc. (LaSalle) focuses on leasing technology-related equipment to middle market and larger businesses located throughout the United States.  LaSalle also specializes in selling and administering third party equipment maintenance contracts as well as technology-related equipment.

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

Cedar Hill Associates, LLC (Cedar Hill) is an asset management firm located in Chicago, Illinois that we acquired in April 2008.

Recent Developments

On January 27, 2012, the Company announced that it will pay a cash dividend of $0.01 per share to stockholders of record as of February 15, 2012.

Primary Lines of Business

Our operations are currently managed as one unit, and we have one reportable segment.  Our chief operating decision-makers use consolidated information to make operating and strategic decisions.

We concentrate on serving middle market businesses and their owners.  We also serve consumers who live or work near our branches.  We have established three primary lines of business: commercial banking, retail banking, and wealth management.  Each is described below.

Commercial Banking  Commercial banking focuses on serving middle market businesses, primarily located in the Chicago metropolitan area.  We provide a full set of credit, deposit, and treasury management products to these companies.  In general, our credit products are designed for companies with annual revenues between $10 million and $250 million.  We have a broad range of credit products for our target market, including working capital loans and lines of credit; accounts receivable financing; inventory and equipment financing; industrial revenue bond financing; business acquisition loans; owner occupied real estate loans; and financial, performance and commercial letters of credit.  Our deposit and treasury management products are designed for companies with annual revenues up to $500 million and include: internet banking products, investment sweep accounts, zero balance accounts, automated tax payments, ATM access, telephone banking, lockbox, automated clearing house transactions, account reconciliation, controlled disbursement, detail and general information reporting, wire transfers, vault services for currency and coin, a variety of international banking services, select capital markets products and checking accounts.  We also provide a full set of credit, deposit and treasury management services for real estate operators and investors.

Commercial banking also serves equipment leasing companies located throughout the United States.  We have provided banking services to this industry for more than three decades.  Competition in serving equipment lessors generally comes from large banks, finance companies, large industrial companies and some community banks.  We compete based upon rapid decision-making and elite service and by providing flexible financial solutions to meet our customers’ needs.  We provide full banking services to leasing companies by financing the debt portion of leveraged equipment leases (referred to as lease loans), providing short and long-term equity financing and by making working capital and bridge loans.  For lease loans, a lessee’s credit is often rated as investment grade for its public debt by Moody’s, Standard & Poors or the equivalent.  Whether or not a lessee has a public debt rating, they are subject to the same internal credit analysis as any other customer of MB Financial Bank.  We also invest directly in equipment that we lease to other companies located throughout the United States (referred to as operating leases).  Our operating lease portfolio is made up of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment.  We seek leasing transactions where we believe the equipment leased is integral to the lessee’s business, thereby increasing the likelihood of renewal at the end of the lease term.

Additionally, our subsidiary, LaSalle, focuses on leasing technology-related equipment and providing related services to middle market and larger businesses throughout the United States and provides us the ability to directly originate leases.

Retail Banking.  Retail banking has 87 banking offices and approximately 125 ATMs located throughout the Chicago metropolitan area.  We also have one branch in Philadelphia, Pennsylvania.  Our target customer includes individuals who live and work near our branch offices, as well as companies with annual revenues of $1 to $10 million located near our offices.  Our personal checking product line offers checking options designed for all market segments—the underserved, the more affluent, the loyal customer, the very young and the senior population.  These products are supported by relevant ancillary services such as “ibankmb.com,” our internet banking and bill pay service.  Customers may also take advantage of the MB Debit MasterCard, our Platinum Credit Card, and our new Everyday Prepaid Card.  Our retail lending division offers mortgages and other personal loan solutions.

Our business banking division offers the same business services available to our larger commercial business customers, customized to this business segment.  These customers are afforded the expertise of a business banker and the personal attention of a local branch. These customers can take advantage of a corporate credit card and corporate debit card as well as many other treasury management services to meet the needs of their business.

We also offer our extensive MB Bank@Work program through which our bankers will go to enrolled employers’ facilities to provide individual banking services for their employees.

Our bankers strive to provide high quality personal service.  Our telephone customer service center is open 7 days a week.  PAL, our automated telephone banking service, and MB.net are available 24/7 to provide a constant information source for our customers.

Wealth Management.  Our Wealth Management Group provides comprehensive wealth management solutions to individuals, corporations and not-for-profits.  We provide banking, investment management, custody, personal trust, financial planning and wealth advisory services to high net worth individuals through our Private Bankers, Asset Management and Trust Advisors and Cedar Hill.  Estate settlement, guardianship, tax deferred exchange services and retirement plan services are provided through our Asset Management and Trust Group.  Our investment advisors, working in our branches offer a wide variety of financial products and services to our retail customers.  MB Financial Bank subsidiaries Cedar Hill and Vision provide clients with non-FDIC insured investment alternatives and/or insurance products.

Lending Activities

General.  Our loan portfolio consists primarily of loans to businesses or for business purposes.

Commercial.  We make commercial loans mainly to middle market businesses, most often located in the Chicago area.  Borrowers tend to be privately-owned and are generally manufacturers, wholesalers, distributors, long-term health care operators and service providers.  Loan products offered are primarily working capital and term loans and lines of credit that help our customers finance accounts receivable, inventory and equipment.  We also offer financial, performance and commercial letters of credit.  Commercial loans secured by owner occupied real estate are classified as commercial real estate loans.  Most commercial loans are short-term in nature, being one year or less, with the maximum term generally being five to seven years.  Our commercial loans typically range in size from $500 thousand to $15 million.

Lines of credit for customers are typically secured, and are subject to renewal upon a satisfactory review of the borrower’s financial condition and credit history.  Secured short-term commercial business loans are usually collateralized by accounts receivable, inventory, equipment and/or real estate, and advances are usually predicated on predetermined advances rates depending upon asset class.  Such loans are typically, but not always, guaranteed by the owners of the business.  Collateral securing commercial loans may depreciate over time, be difficult to appraise and fluctuate in value based on the success of the business.  In addition, in the case of loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the ability of the borrower to collect the amounts due from its customers.  Accordingly, we make our commercial loans primarily based on the historical and expected cash flow of the borrower, secondarily on underlying collateral provided by the borrower, and lastly on guarantor support.

Commercial Real Estate.  We originate commercial real estate loans that are generally secured by multi-unit residential property and owner and non-owner occupied commercial and industrial property.  Longer term commercial real estate loans are generally made at fixed rates, although some have interest rates that change based on the Prime Rate or LIBOR.  Generally, terms of up to twenty-five years are offered on fully amortizing loans, but most loans are structured with a balloon payment at the end of five years or less.  For our fixed rate loans with maturities greater than five years, we may enter into interest rate swap agreements with a third party to mitigate interest rate risk.  In deciding whether to make a commercial real estate loan, we consider, among other things, the experience and qualifications of the borrower as well as the value and cash flow of the underlying property.  Some factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the global cash flows of the borrower, the ratio of the loan amount to the property value and the overall creditworthiness of the prospective borrower.  Our commercial real estate loans typically range in size from $250 thousand to $20 million.

The repayment of commercial real estate loans is often dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan.  In addition, most commercial real estate loans are not fully amortized over the loan period, but have balloon payments due at maturity.  A borrower’s ability to make a balloon payment typically will depend on their ability to either refinance the loan or complete a timely sale of the underlying property.

Construction Real Estate.  Historically we have provided construction loans for the acquisition and development of land and construction of condominiums, townhomes, and one-to-four family residences.  We have also provided acquisition, development and construction loans for retail and other commercial purposes, primarily in our market areas.  With regard to construction lending, there were fewer new loans made from 2008 through 2011 compared to prior years due to the unfavorable economic environment for new home sales and commercial properties.  Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion.  Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation on real property, our estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness.  If our estimate of the value of a project at completion proves to be overstated or market values have declined since we originated our loan, we may have inadequate security for repayment of the loan and we may incur a loss.

Lease Loans.  We lend money to leasing companies to finance the debt portion of leases (which we refer to as lease loans).  A lease loan arises when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee.  Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment.  For this reason, we underwrite lease loans by examining the creditworthiness of the lessee rather than the lessor.  Generally, lease loans are secured by an assignment of lease payments and a security interest in the equipment being leased.  As with commercial loans secured by equipment, equipment securing our lease loans may depreciate over time, may be difficult to value and may fluctuate in value.  We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for repayment of all required amounts under lease loans.  In the event of default, it is unlikely that the proceeds from the sale of leased equipment will be sufficient to satisfy the outstanding unpaid amounts under terms of the lease loan.

The lessee usually acknowledges our security interest in the leased equipment and often agrees to send lease payments directly to us.  Lessees are often companies that have an investment grade public debt rating by Moody’s or Standard & Poors or the equivalent although we also provide credit to below investment grade and non-rated companies.  Whether or not a lessee has a public debt rating, they are subject to the same internal credit analysis as any other customer.  Lease loans almost always are fully amortizing, with maturities typically ranging from three to five years.  Loan interest rates are fixed.

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

Residential Real Estate.  We originate fixed and adjustable rate residential real estate loans secured by one to four family homes.  Terms of first mortgages generally range from five to thirty years.  In deciding whether to make a residential real estate loan, we consider the qualifications of the borrower as well as the value of the underlying property.  Our general practice is to sell the majority of our newly originated fixed-rate residential real estate loans and to hold in portfolio a limited number of adjustable-rate residential real estate loans with 15 and 30 year maturities.

Consumer.  Our consumer loan portfolio is primarily focused on home equity lines of credit, fixed-rate second mortgage loans and indirect motorcycle loans, and to a lesser extent, secured and unsecured consumer loans, as well as personal and business credit cards.  Home equity lines of credit are generally extended up to 80% of the value of the property, less existing liens.  Terms for second mortgages typically range from five to ten years.  Indirect vehicle loans represent consumer loans made primarily through a network of motorcycle dealers in 46 states.  Consumer loans typically have shorter terms and lower balances with higher yields as compared to residential real estate loans, but carry a higher risk of default.  Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans in the event of default.

Competition

We face substantial competition in all phases of our operations, including deposit gathering and loan origination, from a variety of competitors.  Commercial banks, savings institutions, brokerage firms, credit unions, mutual fund companies, asset management firms, insurance companies and specialty finance companies all compete with us for new and existing customers.  Our bank competes by providing quality services to our customers, ease of access to our facilities, convenient hours and competitive pricing (including competitive interest rates paid on deposits, interest rates charged on loans and fees charged for other non-interest related services).

Personnel

As of December 31, 2011, we and our subsidiaries employed a total of 1,684 full-time equivalent employees.  We consider our relationship with our employees to be good.

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

Holding Company Regulation.  As a bank holding company and financial holding company, we are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, and other legislation.  We must file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and our holding company and non-banking affiliates are subject to examination by the Federal Reserve Board.  Under Federal Reserve Board policy, the Dodd-Frank Act and Federal Reserve Board regulations, a bank holding company must serve as a source of strength for its subsidiary banks.  The Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.  The Bank Holding Company Act provides that a bank holding company must obtain Federal Reserve Board approval before:

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

The Federal Reserve Board’s risk-based guidelines establish a two-tier capital framework.  Tier 1 capital generally consists of common stockholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles.  Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities.  The sum of Tier 1 and Tier 2 capital represents qualifying total capital, at least 50% of which must consist of Tier 1 capital.

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets.  Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk.  For bank holding companies, generally the minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%.  Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2011 were 17.36% and 19.41%, respectively.

The Federal Reserve Board’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets.  The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2011, we had a leverage ratio of 11.73%.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”).  The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies and regulations to which they apply.  Actions of the Committee have no direct effect on banks in participating countries.  In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I.  Basel II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines.  Basel II also addresses capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

A final rule implementing the advanced approaches of Basel II in the United States, which applies only to certain large or internationally active banking organizations, or “core banks” — defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more, became effective as of April 1, 2008.  Certain other U.S. banking organizations would have the option to adopt the requirements of this rule.  The Company is not required to comply with the advanced approaches of Basel II.

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

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and a net stable funding ratio (“NSFR”).  The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.  In June 2011, the federal banking agencies adopted a rule applicable to only large, internationally active banks requiring their risk-based capital to meet the higher of the minimum requirements under the advanced approaches or under the risk-based capital rules generally applicable to United States banks.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within these categories.  This act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified.  Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements.  An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan.  The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan.  Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors.  In addition, the Federal Deposit Insurance Corporation Improvement Act requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet these standards.

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

As of December 31, 2011, our subsidiary bank met the requirements to be classified as “well-capitalized.”

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

Under the securities purchase agreement between us and Treasury, prior to December 5, 2011, we could not, without the consent of Treasury, (a) pay a quarterly cash dividend on our common stock of more than $0.18 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock, preferred stock (other than the Series A Preferred Stock) or trust preferred securities.  In addition, under the terms of the Series A Preferred Stock, we may not pay dividends on our common stock at any time we are in arrears on the dividends payable on the Series A Preferred Stock.  Dividends on the Series A Preferred Stock are payable quarterly at a rate of 5% per annum for the first five years and a rate of 9% per annum thereafter if not redeemed prior to that time.

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

Federal Deposit Insurance Reform.  The FDIC currently maintains the Deposit Insurance Fund (the “DIF”), which was created in 2006 in the merger of the Bank Insurance Fund and the Savings Association Insurance Fund.  The deposit accounts of our subsidiary bank are insured by the DIF to the maximum amount provided by law.  The general insurance limit is $250 thousand, but for non-interest bearing transaction accounts, there is unlimited insurance coverage until January 1, 2013.  This insurance is backed by the full faith and credit of the United States Government.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions.  It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF.  The FDIC also has the authority to take enforcement actions against insured institutions.

The FDIC assesses deposit insurance premiums on each insured institution quarterly based on annualized rates for one of four risk categories. Under the rules in effect through March 31, 2011, these rates are applied to the institution’s deposits.  Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors.  Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I.  Risk Categories II, III and IV present progressively greater risks to the DIF.  A range of initial base assessment rates applies to each Risk Category, subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

As required by the Dodd-Frank Act, the FDIC has adopted rules effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above, and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.

For a bank that has had total assets of $10 billion or more for four consecutive quarters, effective for assessments for the second quarter of 2011 and payable at the end of September 2011, FDIC regulations require the bank to be assessed quarterly for deposit insurance under a scorecard method. The scorecard method uses a performance score and a loss severity score, which are combined and converted into an initial base assessment rate.  The performance score is based on measures of the bank’s ability to withstand asset-related stress and funding-related stress and weighted CAMELS ratings. The loss severity score is a measure of potential losses to the FDIC in the event of the bank’s failure. Under a formula, the performance score and loss severity score are combined and converted to a total score that determines the bank’s initial base assessment rate. The FDIC has the discretion to alter the total score based on factors not captured by the scorecard.  The resulting initial base assessment rate is subject to adjustments downward based on long term unsecured debt issued by the bank, to adjustment upward based on long term unsecured debt held by the bank that is issued by other FDIC-insured institutions, and to further adjustment upward if the bank’s brokered deposits exceed 10% of its domestic deposits.  Modifications to the scorecard method may apply to certain “highly complex institutions.”

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001.  The President signed the USA Patriot Act of 2001 into law in October 2001.  This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”).  The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes certain compliance and due diligence obligations, defines certain crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers.  The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as our banking and broker-dealer subsidiaries.  The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.  The increased obligations of financial institutions, including us, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, requires the implementation and maintenance of internal procedures, practices and controls which have increased, and may continue to increase, our costs and may subject us to liability.

As noted above, enforcement and compliance-related activity by government agencies has increased. Money laundering and anti-terrorism compliance is among the areas receiving a high level of focus in the present environment.

Regulatory Reform.  On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act (as amended) implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:

•                  Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and certain others, including the examination and enforcement powers with respect to any bank with more than $10 billion in assets and its affiliates, and the power to prohibit unfair, deceptive or abusive acts or practices.

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

•                  Require publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for enterprise-wide risk management practices, comprised of independent directors including one risk management expert.

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

•                  Make permanent the $250 thousand limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions (later legislation extended this unlimited coverage to IOLTA accounts until January 1, 2013).

•                  Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•                  Allow de novo interstate branching by banks.

•                  Give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  The Federal Reserve Board has rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.

•                  Increase the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries.

•                  Require all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

•                  Restrict proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds.  This restriction is commonly referred to as the “Volcker Rule.”  There is an exception in the Volcker Rule to allow a bank to organize and offer hedge funds and private equity funds to customers if certain conditions are met.  These conditions include, among others, requirements that the bank provides bona fide investment advisory services; the funds are organized only in connection with such services and to customers of such services; the bank does not have more than a de minimis interest in the funds, limited to a 3% ownership interest in any single fund and an aggregated investment in all funds of 3% of Tier 1 capital; the bank does not guarantee the obligations or performance of the funds; and no director or employee of the bank has an ownership interest in the fund unless he or she provides services directly to the funds.  Further details on the scope of the Volcker Rule and its exceptions are expected to be defined in regulations due to be issued.

•                  Require annual stress testing by banks with more than $10 billion in assets and impose certain reporting and disclosure requirements.

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

Participation in the TARP Capital Purchase Program includes certain requirements and restrictions regarding compensation that were expanded significantly by the American Recovery and Reinvestment Act of 2009 (“ARRA”), as implemented by Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.  These requirements and restrictions include, among others, the following: (i) a prohibition on paying or accruing bonuses, retention awards and incentive compensation, other than qualifying long-term restricted stock or pursuant to certain preexisting employment contracts, to the Company’s five most highly-compensated employees; (ii) a general prohibition on providing severance benefits, or other benefits due to a change in control of the Company, to the Company’s senior executive officers (“SEOs”) and next five most highly compensated employees; (iii) a requirement to make subject to clawback any bonus, retention award, or incentive compensation paid to any of the SEOs and any of the next twenty most highly compensated employees if such compensation was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (iv) a requirement to establish a policy on luxury or excessive expenditures; (v) a requirement to annually provide shareholders with a non-binding advisory “say on pay” vote on executive compensation; (vi) a prohibition on deducting more than $500,000 in annual compensation, including performance-based compensation, to the executives covered under Internal Revenue Code Section 162(m); (vii) a requirement that the compensation committee of the board of directors evaluate and review on a semi-annual basis the risks involved in employee compensation plans; and (viii) a prohibition on providing tax “gross-ups” to the Company’s SEOs and the next 20 most highly compensated employees.  These requirements and restrictions will remain applicable to the Company until it has redeemed the Series A Preferred Stock in full.

Incentive Compensation.  The Dodd-Frank Act requires the federal banking regulators and other agencies, including the Securities and Exchange Commission, to issue regulations or guidelines requiring disclosure to the regulators of incentive-based compensation arrangements and to prohibit incentive-based compensation arrangements for directors, officers or employees that encourage inappropriate risks by providing excessive compensation, fees or benefits or that could lead to material financial loss to a financial institution.  Proposed regulations for this purpose have been published, which are based upon the key principles that incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors and appropriate policies, procedures and monitoring.  The proposed regulations are consistent with the Guidance on Sound Incentive Compensation Policies issued by regulators in 2010.

As part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations will be reviewed, and the regulator’s findings will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct any deficiencies.

The scope and content of the U.S. banking regulations and regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Other Future Legislation and Changes in Regulations.  From time to time, various other legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the MB Financial or any of its subsidiaries could have a material effect on the business of the Company.

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

A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Continued deterioration in the real estate markets or other segments of our loan portfolio could lead to additional losses, which could have a material negative effect on our financial condition and results of operations.

As of December 31, 2011, excluding loans acquired in the Heritage, Benchmark, Broadway and New Century FDIC-assisted transactions and covered by our loss-sharing agreements with the FDIC for those transactions, approximately 45% of our total loan portfolio was secured by real estate (compared to approximately 50% as of December 31, 2010), the majority of which is commercial real estate.  The commercial and residential real estate market continues to experience a variety of difficulties.  In particular, market conditions in the Chicago metropolitan area, in which a majority of our real estate loans are concentrated, have declined significantly beginning in 2008.  As a result of increased levels of commercial and consumer delinquencies and declining real estate values, which reduce the customer’s borrowing power and the value of the collateral securing the loan, for the last four years, we have experienced much higher than normal levels of charge-offs and provisions for loan losses. Continued increases in delinquency levels or continued declines in real estate values, which cause our borrowers’ loan-to-value ratios to increase, could result in additional charge-offs and provisions for loan losses. This could have a material negative effect on our business and results of operations.

Our commercial real estate loans make up approximately 31% of the loan portfolio and underlying weakness in the real estate market result in additional risk in the portfolio.

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

At December 31, 2011, excluding loans acquired in the Heritage, Benchmark, Broadway and New Century FDIC-assisted transactions and covered by our loss-sharing agreements with the FDIC for those transactions, our commercial real estate loans totaled $1.9 billion, or 31% of our total loan portfolio. This loan type represented approximately 59% of our total non-performing loans as of December 31, 2011.

The deterioration in the quality of our commercial real estate portfolio has been a significant factor behind the higher than normal charge-offs and provisions for loan losses we have experienced over the last three years.  The Chicago area real estate market remains weak, and we believe that further deterioration in the quality of our commercial real estate portfolio is a possibility.  This could result in additional charge-offs and provisions for loan losses, which could have a material negative effect on our financial condition and results of operations.

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

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2008, the housing and real estate sectors experienced an economic slowdown that continued through 2011. Further deterioration in economic conditions, particularly within the Chicago area, could result in the following consequences, among others, any of which could hurt our business materially:

•                  loan delinquencies may increase;

•                  problem assets and foreclosures may increase;

•                  demand for our products and services may decline;

•                  collateral for our loans may decline in value, in turn reducing a customer’s borrowing power and reducing the value of collateral securing our loans; and

•                  the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Except for our leasing and lease loan activities and certain treasury management services, which are nationwide, our lending and deposit gathering activities are concentrated in the Chicago metropolitan area. Our success depends on the general economic conditions of this metropolitan area and its surrounding areas.

Many of the loans in our portfolio are secured by real estate. Most of these loans are secured by properties located in the Chicago metropolitan area. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as tornados.

Negative changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.

Difficult market conditions and economic trends have adversely affected our industry and our business.

The United States has experienced an economic downturn beginning in 2008 and continuing through 2011.  While economic growth may have resumed recently, the rate of this growth has been very low and unemployment remains at high levels.  Many lending institutions, including us, have experienced declines in the performance of their loans, especially construction and commercial real estate loans. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. These conditions may have a material negative effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new laws and regulations regarding lending and funding practices, regulations requiring higher capital levels and liquidity standards are expected, and bank regulatory agencies have been and are expected to continue to be very aggressive in responding to concerns and trends identified in examinations.

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

The downgrade of the U.S. credit rating and Europe’s debt crisis could have a material adverse effect on our business, financial condition and liquidity.

Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations. Many of our investment securities are issued by and some of our loans are made to U.S. government agencies and U.S. government sponsored entities.

In addition, the possibility that certain European Union (“EU”) member states will default on their debt obligations have negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.

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

We maintain an allowance for loan losses, a reserve established through a provision for loan losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

•                  our general reserve, based on our historical default and loss experience as well as current macroeconomic factors; and

•                  our specific reserve, based on our evaluation of non-performing loans and their underlying collateral.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, we may need additional provisions to replenish the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

The value of the securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

Due to heightened credit and liquidity risks and the volatile economy, making the determination of the value of a securities portfolio is less certain.  There can be no assurance that decline in market value associated with these disruptions will not result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges which could have a material negative effect on our financial condition and results of operations.

Higher FDIC deposit insurance premiums and assessments could significantly increase our non-interest expense.

FDIC insurance rates increased significantly in 2009, and we may pay higher FDIC premiums in the future.  The Dodd-Frank Act established 1.35% as the minimum DRR. The FDIC has determined that the DRR should be 2.0% and has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  The FDIC has not announced how it will implement this offset or how larger institutions will be affected by it.

The Dodd-Frank Act also requires the FDIC to base insurance premium on an institution’s total assets minus its tangible equity instead of its deposits. The FDIC has adopted regulations under which, effective for assessments for the second quarter of 2011 and payable at the end of September 2011, a bank that has had total assets of $10 billion or more for four consecutive quarters is assessed quarterly for deposit insurance under a scorecard method, using a performance score and a loss severity score, which are combined and converted into an initial base assessment rate which is subject to certain adjustments.  It is possible that our insurance premiums will increase under these regulations.

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

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point need to raise additional capital to support continued growth or losses, both internally and through acquisitions. Any capital we obtain may result in the dilution of the interests of existing holders of our common stock.

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

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

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

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  This law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

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

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on us.  For example, one year after the date of its enactment, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution and are generally expected to increase for institutions having total assets in excess of $10 billion. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts and IOLTA accounts have unlimited deposit insurance through December 31, 2013.

In addition, the Dodd-Frank Act increased the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries and gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for an electronic debit transaction by a payment card issuer that, together with its affiliates, has assets of $10 billion or more, and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  By regulation, the Federal Reserve Board has limited the fees for such a transaction to the sum of 21 cents plus five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.  The Dodd-Frank Act also restricts proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds, subject to an exception allowing a bank to organize and offer hedge funds and private equity funds to customers if certain conditions are met, including, among others, a requirement that the bank limit its ownership interest in any single fund to 3% and its aggregate investment in all funds to 3% of Tier 1 capital, with no director or employee of the bank holding an ownership interest in the fund unless he or she provides services directly to the funds.

The Dodd-Frank Act created a Bureau of Consumer Financial Protection with broad powers to supervise and enforce consumer protection laws. The Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority over all banks with more than $10 billion in assets.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company.  However, compliance with this law and its implementing regulations has resulted, and will continue to result, in additional operating costs that could have a material adverse effect on our future financial condition and results of operations.  For additional discussion of the Dodd-Frank Act, see “Item 1. Business—Supervision and Regulation-Regulatory Reform.”

New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.

The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company’s stockholders. These regulations may sometimes impose significant limitations on operations. The significant federal and state banking regulations that affect us are described in this report under the heading “Item 1. Business-Supervision and Regulation”. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

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

Our success depends in large part on the retention of a limited number of key management and other banking personnel. We could undergo a difficult transition period if we were to lose the services of any of these individuals. Our success also depends on the experience of our banking facilities’ managers and bankers and on their relationships with the customers and communities they serve. The loss of these key persons could negatively impact the affected banking operations.

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

If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are based on a complex model using, among other things, cash flows and company comparisons.  As of December 31, 2011, our market capitalization was less than the book value of our total common stockholders’ equity.  Should this condition continue to exist for an extended period of time, the Company will consider this and other factors, including the Company’s anticipated cash flows, to determine whether goodwill is impaired. Our future cash flows estimates assume similar credit performance as we have seen in the last two quarters of 2011.  If this does not happen, our future cash flows would be negatively impacted.  Given the weak economy and the credit performance we experienced in 2009 and 2010, there is a high degree of uncertainty regarding this assumption.  No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.

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

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our or our customers’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Additionally, we outsource our data processing to a third party. If our third party provider encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may seek to implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed.  In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We conduct our business at 87 banking offices located in the Chicago metropolitan area and one banking office in Philadelphia, Pennsylvania.  We own a majority of our banking center facilities.  The remaining facilities are leased.  We have approximately 125 ATMs at our branches and at other locations.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.  See Note 8 of the notes to our consolidated financial statements for additional information regarding our premises and equipment.

We also have non-bank office locations in Chicago and Forest Park, Illinois; Paramus, New Jersey; Birmingham and Troy, Michigan; Columbus, Ohio; and LaJolla and Newport Beach, California.  These offices are used by our lease banking personnel and our Cedar Hill and LaSalle subsidiaries.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MBFI.”  There were approximately 1,467 holders of record of our common stock as of December 31, 2011.

The following table presents quarterly market price information and cash dividends paid per share for our common stock for 2011 and 2010:

	Market Price Range
	High	Low	Dividends Paid
2011
Quarter ended December 31, 2011	$17.97	$14.01	$0.01
Quarter ended September 30, 2011	$21.25	$13.86	$0.01
Quarter ended June 30, 2011	$22.49	$17.38	$0.01
Quarter ended March 31, 2011	$21.52	$17.09	$0.01
2010
Quarter ended December 31, 2010	$17.70	$13.93	$0.01
Quarter ended September 30, 2010	$19.97	$14.68	$0.01
Quarter ended June 30, 2010	$28.18	$18.32	$0.01
Quarter ended March 31, 2010	$24.17	$19.00	$0.01

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

The following table sets forth information for the three months ended December 31, 2011 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 — October 31, 2011	—	$—	—	—
November 1, 2011 — November 30, 2011	910	16.40	—	—
December 1, 2011 — December 31, 2011	2,613	16.94	—	—
Total	3,523	$16.80	—

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

Under the securities purchase agreement between us and Treasury, prior to December 5, 2011, we could not, without the consent of Treasury, (a) pay a cash dividend on our common stock of more than $0.18 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock (other than the Series A Preferred Stock) or trust preferred securities.  In addition, under the terms of the Series A Preferred Stock, we may not pay dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock.  Dividends on the Series A Preferred Stock are payable quarterly at a rate of 5% per annum for the first five years and a rate of 9% per annum thereafter if not redeemed prior to that time.

Stock Performance Presentation

The following line graph shows a comparison of the cumulative returns for the Company, the NASDAQ Market Bank Index, an index of peer corporations selected by the Company and the NASDAQ Composite Index, for the period beginning December 31, 2006 and ending December 31, 2011.  The information assumes that $100 was invested at the closing price on December 31, 2006 in the Common Stock and each index, and that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

FOR MB FINANCIAL, INC.,

NASDAQ BANK INDEX, PEER GROUP INDEX AND NASDAQ COMPOSITE INDEX

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
MB Financial, Inc.	$100.00	$83.68	$77.83	$55.45	$48.83	$48.31
NASDAQ Bank Index	100.00	80.09	62.84	52.60	60.04	53.74
Peer Group Index 2011	100.00	77.40	55.08	33.22	39.29	32.54
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16

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

The tax equivalent adjustment to net interest income and net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate.  Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes.

do not pertain to our most central business operations, making the measure more meaningful when comparing our operating results from period to period.

The other measures exclude the ending balances of acquisition-related goodwill and other intangible assets, net of tax benefit, in determining tangible assets, tangible equity and tangible common equity.  Management believes the presentation of these other financial measures excluding the impact of such items provides useful supplemental information that is helpful in understanding our financial results, as they provide a method to assess management’s success in utilizing our tangible capital as well as our capital strength.  Management also believes that providing these measures that exclude balances of acquisition-related goodwill and other intangible assets, which are subjective components of valuation, facilitates the comparison of our performance with the performance of our competitors.  We also believe that these are standard financial measures used in the banking industry to measure performance.  These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

A reconciliation of net interest margin on a fully tax equivalent basis to net interest margin is contained in the “Selected Financial Data” discussed below.

Selected Financial Data:

	As of or for the Year Ended December 31,
	2011	2010 (1)	2009 (2)	2008	2007
Statement of Income Data:
Interest income	$384,560	$429,640	$393,538	$413,788	$457,266
Interest expense	59,287	89,868	142,986	192,900	244,960
Net interest income	325,273	339,772	250,552	220,888	212,306
Provision for credit losses	120,750	246,200	231,800	125,721	19,313
Net interest income after provision for credit losses	204,523	93,572	18,752	95,167	192,993
Other income	109,106	185,756	127,154	80,393	83,528
Other expenses	269,633	258,776	223,750	183,390	191,506
Income (loss) before income taxes	43,996	20,552	(77,844)	(7,830)	85,015
Applicable income tax expense (benefit)	5,268	24	(45,265)	(23,555)	23,670
Income (loss) from continuing operations	38,728	20,528	(32,579)	15,725	61,345
Income from discontinued operations, net of income tax	—	—	6,453	439	32,518
Net income (loss)	38,728	20,528	(26,126)	16,164	93,863
Dividends and discount accretion on preferred shares	10,414	10,382	10,298	789	—
Net income (loss) available to common stockholders	$28,314	$10,146	$(36,424)	$15,375	$93,863

Common Share Data:
Basic earnings (loss) per common share from continuing operations	$0.71	$0.39	$(0.81)	$0.45	$1.70
Basic earnings per common share from discontinued operations	—	—	0.16	0.01	0.91
Impact of preferred stock dividends on basic earnings (loss) per common share	(0.19)	(0.20)	(0.26)	(0.02)	—
Basic earnings (loss) per common share	0.52	0.19	(0.91)	0.44	2.61
Diluted earnings (loss) per common share from continuing operations	0.71	0.39	(0.81)	0.45	1.68
Diluted earnings per common share from discontinued operations	—	—	0.16	0.01	0.89
Impact of preferred stock dividends on diluted earnings (loss) per common share	(0.19)	(0.20)	(0.26)	(0.02)	—
Diluted earnings (loss) per common share	0.52	0.19	(0.91)	0.44	2.57
Common book value per common share	21.92	21.14	20.75	25.17	24.91
Weighted average common shares outstanding:
Basic	54,057,158	52,724,715	40,042,655	34,706,092	35,919,900
Diluted	54,337,280	53,035,047	40,042,655	35,061,712	36,439,561
Dividend payout ratio (3)	7.69%	21.05%	NM	163.64%	27.59%
Cash dividends per common share	$0.04	$0.04	$0.15	$0.72	$0.72

(1)          In 2010, we completed two FDIC-assisted transactions.  See Note 2 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.

(2)          In 2009, we completed four FDIC-assisted transactions.  See Note 2 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.

(3)          Not meaningful for 2009 due to our net loss for that year.

Selected Financial Data (continued):

	As of or for the Year Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007

Balance Sheet Data:
Cash and due from banks	$144,228	$106,726	$136,763	$79,824	$141,248
Investment securities	2,509,412	1,677,929	2,913,594	1,400,376	1,241,385
Loans, gross	5,950,995	6,617,811	6,524,547	6,228,563	5,615,627
Allowance for loan losses	126,798	192,217	177,072	144,001	65,103
Loans held for sale	4,727	—	—	—	—
Total assets	9,833,072	10,320,364	10,865,393	8,819,763	7,834,703
Deposits	7,647,607	8,152,958	8,683,276	6,495,571	5,513,783
Short-term and long-term borrowings	486,218	553,917	655,266	960,085	1,186,586
Junior subordinated notes issued to capital trusts	158,538	158,571	158,677	158,824	159,016
Stockholders’ equity	1,393,027	1,344,786	1,251,180	1,068,824	862,369

Performance Ratios:
Return on average assets	0.39%	0.20%	(0.27)%	0.20%	1.19%
Return on average equity	2.85%	1.54%	(2.32)%	1.80%	11.03%
Return on average common equity	2.43%	0.89%	(3.91)%	1.74%	11.03%
Net interest margin (1)	3.75%	3.72%	2.85%	3.03%	3.22%
Tax equivalent effect	0.15%	0.11%	0.12%	0.13%	0.11%
Net interest margin — fully tax equivalent basis (1)	3.90%	3.83%	2.97%	3.16%	3.33%
Loans to deposits	77.82%	81.17%	75.14%	95.89%	101.85%

Asset Quality Ratios:
Non-performing loans to total loans (2)	2.17%	5.48%	4.16%	2.34%	0.44%
Non-performing assets to total assets (3)	2.12%	4.21%	2.84%	1.71%	0.33%
Allowance for loan losses to total loans	2.13%	2.90%	2.71%	2.31%	1.16%
Allowance for loan losses to non-performing loans (2)	98.00%	53.03%	65.26%	98.67%	266.17%
Net loan charge-offs to average loans	2.90%	3.42%	3.09%	0.79%	0.25%

Liquidity and Capital Ratios:
Tier 1 capital to risk-weighted assets	17.36%	15.75%	13.51%	12.07%	9.75%
Total capital to risk-weighted assets	19.41%	17.75%	15.45%	14.08%	11.58%
Tier 1 capital to average assets	11.73%	10.66%	8.71%	9.85%	8.18%
Average equity to average assets	13.65%	12.65%	11.51%	10.90%	10.76%

Other:
Banking facilities	88	90	87	72	73
Full time equivalent employees	1,684	1,703	1,638	1,342	1,282

(1)          Net interest margin represents net interest income from continuing operations as a percentage of average interest earning assets.

(2)          Non-performing loans include loans accounted for on a non-accrual basis and accruing loans contractually past due 90 days or more as to interest or principal.  Non-performing loans excludes purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Corus, Benchmark, Broadway, and New Century FDIC-assisted transactions.  See Note 6 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.

(3)          Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.  Non-performing assets exclude other real estate owned that is related to the Heritage, InBank, Benchmark, Broadway, and New Century FDIC-assisted transactions.  See Note 2 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.

The following table sets forth our selected quarterly financial data (in thousands, except common share data):

	Three Months Ended 2011				Three Months Ended 2010
	December	September	June	March	December	September	June	March
Statement of Income Data:
Interest income	$93,433	$94,288	$98,105	$98,734	$103,573	$109,752	$110,441	$105,874
Interest expense	13,188	13,872	15,698	16,529	18,918	22,134	23,760	25,056

Net interest income	80,245	80,416	82,407	82,205	84,655	87,618	86,681	80,818
Provision for credit losses	8,000	11,500	61,250	40,000	49,000	65,000	85,000	47,200

Net interest income (loss) after provision for credit losses	72,245	68,916	21,157	42,205	35,655	22,618	1,681	33,618

Other income	24,451	26,367	29,145	29,143	30,795	35,798	92,706	26,457
Other expenses	69,433	66,608	66,728	66,864	64,615	66,478	66,032	61,651
Income (loss) before income taxes	27,263	28,675	(16,426)	4,484	1,835	(8,062)	28,355	(1,576)
Income tax expense (benefit)	7,810	8,978	(9,060)	(2,460)	(1,358)	(5,253)	9,158	(2,523)
Net income (loss)	$19,453	$19,697	$(7,366)	$6,944	$3,193	$(2,809)	$19,197	$947
Dividends and discount accretion on preferred shares	2,606	2,605	2,602	2,601	2,598	2,597	2,594	2,593
Net income (loss) available to common stockholders	$16,847	$17,092	$(9,968)	$4,343	$595	$(5,406)	$16,603	$(1,646)

Net interest margin	3.71%	3.74%	3.79%	3.76%	3.72%	3.81%	3.79%	3.55%
Tax equivalent effect	0.20%	0.16%	0.13%	0.12%	0.11%	0.11%	0.12%	0.12%
Net interest margin on a fully tax equivalent basis	3.91%	3.90%	3.92%	3.88%	3.83%	3.92%	3.91%	3.67%

Common Share Data :
Basic earnings (loss) per common share from continuing operations	$0.36	$0.36	$(0.14)	$0.13	$0.06	$(0.05)	$0.36	$0.02
Basic earnings per common share from discontinued operations	—	—	—	—	—	—	—	—
Impact of preferred stock dividends on basic earnings (loss) per common share	(0.05)	(0.04)	(0.04)	(0.05)	(0.05)	(0.05)	(0.05)	(0.05)
Basic earnings (loss) per common share	0.31	0.32	(0.18)	0.08	0.01	(0.10)	0.31	(0.03)
Diluted earnings (loss) per common share from continuing operations	0.36	0.36	(0.14)	0.13	0.06	(0.05)	0.36	0.02
Diluted earnings per common share from discontinued operations	—	—	—	—	—	—	—	—
Impact of preferred stock dividends on diluted earnings (loss) per common share	(0.05)	(0.05)	(0.04)	(0.05)	(0.05)	(0.05)	(0.05)	(0.05)
Diluted earnings (loss) per common share	0.31	0.31	(0.18)	0.08	0.01	(0.10)	0.31	(0.03)

Weighted average common shares outstanding	54,140,646	54,121,156	54,002,979	53,961,176	53,572,157	53,327,219	52,702,779	51,264,727
Diluted weighted average common shares outstanding	54,360,178	54,323,320	54,002,979	54,254,876	53,790,047	53,327,219	53,034,426	51,264,727

Fourth Quarter Results

We had net income available to common stockholders of $16.8 million for the fourth quarter of 2011 compared to net income available to common stockholders of $595 thousand for the fourth quarter of 2010.  The results for the fourth quarter of 2011 generated annualized return on average assets of 0.78% and an annualized return on average common equity of 5.66% compared to 0.12% and 0.21%, respectively, for the same period in 2010.

Net interest income decreased 5.2% to $80.2 million in the fourth quarter of 2011 compared to $84.7 million for fourth quarter of 2010 primarily due to a decrease in interest earning assets partially offset by an increase in net interest margin.  Our net interest margin on a fully tax equivalent basis increased by 8 basis points to 3.91% for the fourth quarter of 2011 compared to the same period in 2010.  The margin increase from the fourth quarter of 2010 was due to a decrease in our average cost of funds as a result of an improved deposit mix and downward repricing of interest bearing deposits, as well as an improved interest earning asset mix and a lower level of non-performing loans.

The provision for loan losses was $8.0 million in the fourth quarter of 2011 and $49.0 million in the fourth quarter of 2010.  Net charge-offs were $13.9 million in the fourth quarter of 2011 compared to $50.7 million in the fourth quarter of 2010.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” in Item 7 below for further analysis of the allowance for loan losses.

Other income was $24.5 million during the fourth quarter of 2011, a decrease of $6.3 million, or 20.6% compared to $30.8 million for the fourth quarter of 2010. Accretion of the FDIC indemnification asset decreased by $2.3 million as a result of the corresponding decrease in the FDIC indemnification asset balance during 2011.  Net losses recognized on other real estate owned were $3.4 million higher during the fourth quarter of 2011 compared to the same period in 2010 due to additional decreases in value of OREO properties.  Card fees were down $1.2 million in the fourth quarter of 2011 compared to the fourth quarter of 2010 primarily due to the impact of the Durbin Amendment to the Dodd-Frank Act on debit card interchange fees.

Other expense increased $4.8 million, or 7.5%, to $69.4 million for the fourth quarter of 2011 from $64.6 million for the fourth quarter of 2010.  Salaries and employee benefits increased by $3.4 million in the fourth quarter of 2011 compared to the same period in 2010 due to an increase in incentive compensation and an increase in health and benefits expense.  Computer services and telecommunication expense increased by $1.1 million due to product and system enhancements during the fourth quarter of 2011.  FDIC insurance premiums decreased by $1.3 million due to lower deposits, a change in the assessment computation during 2011, and the impact of improved credit quality on the computation.

Income tax expense from continuing operations for the fourth quarter of 2011 was $7.8 million compared to an income tax benefit from continuing operations of $1.4 million for the fourth quarter of 2010.  See Note 16 of notes to consolidated financial statements contained in Item 8 of this report for further analysis of income taxes.

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

Overview

We had net income available to common stockholders of $28.3 million for the year ended December 31, 2011 compared to net income available to common stockholders of $10.1 million for the year ended December 31, 2010 and a net loss available to common stockholders of $36.4 million for the year ended December 31, 2009.  The increase in earnings from the year ended December 31, 2010 to the year ended December 31, 2011 was primarily due to lower provision for loan losses of $125.5 million as a result of improved credit quality, partially offset by $62.6 million in acquisition related gains recognized in 2010 and lower gains on investment securities of $18.0 million in 2011.  The increase in earnings from the year ended December 31, 2009 to the year ended December 31, 2010 was primarily due to an $89.2 million increase in net interest income, due to an increase in interest earning assets and a higher net interest margin, and a $58.6 million increase in other income, partially offset by an increase in other expense of $35.0 million and higher provision for loan losses of $14.4 million. Fully diluted earnings (loss) per common share were $0.52 for the year ended December 31, 2011 compared to $0.19 per common share in 2010 and ($0.91) per common share in 2009.

Our results for the year ended December 31, 2011 include a provision for credit losses of approximately $50 million in connection with the sale during the second quarter of 2011 of loans with an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, including $156.3 million in non-performing loans.  We recognized approximately $87 million in charge-offs as a result of the sale.

The profitability of our operations depends primarily on our net interest income after provision for loan losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for loan losses.  The provision for loan losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  Our net income is also affected by other income and other expenses.  During the years ended December 31, 2011, 2010 and 2009, other income consisted of loan service fees, deposit service fees, net lease financing income, brokerage fees, trust and asset management fees, net gains on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net gain (loss) on sale of other assets, other real estate owned gains or losses, acquisition related gains, accretion of the FDIC indemnification asset, card fees and other operating income.  During the years ended December 31, 2011, 2010 and 2009, other expenses included salaries and employee benefits, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, brokerage fee expense, other intangibles amortization expense, FDIC insurance premiums, other real estate expenses (net of rental income), impairment charges and other operating expenses.  Additionally, dividends on preferred shares reduce net income available to common stockholders.

Net interest income is affected by changes in the volume and mix of interest earning assets, interest earned on those assets, the volume and mix of interest bearing liabilities and interest paid on interest bearing liabilities.  Other income and other expenses are impacted by growth of operations and growth in the number of loan and deposit accounts through both acquisitions and core banking business growth.  Growth in operations affects other expenses primarily as a result of additional employee, branch facility and promotional marketing expense.  Growth in the number of loan and deposit accounts affects other income, including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.  Higher levels of non-performing assets increase salaries and benefits because of the need for additional problem loan remediation staff, increased legal expenses and increased other real estate owned expenses.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At December 31, 2011, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $54.9 million.  See Note 1 and Note 7 of our audited consolidated financial statements for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2011, the Company had $90 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of December 31, 2011, the Company had approximately $7 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

As of December 31, 2011, our market capitalization was less than our common stockholders’ equity.  Should this situation continue to exist for an extended period of time, the Company will consider this and other factors, including the Company’s anticipated future cash flows, to determine whether goodwill is impaired.  No assurance can be given that the Company will not record an impairment loss on goodwill in the future.

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the years ended December 31, 2011, 2010 and 2009.

Goodwill is tested for impairment at the reporting unit level.  All of our goodwill is allocated to MB Financial, Inc., which is the Company’s only applicable reporting unit for purposes of testing goodwill impairment.  Fair value was computed by estimating the future cash flows of the Company and present valuing those cash flows at an interest rate equal to our cost of capital.  In addition, we compared our fair value calculation with our stock price adjusted for a control premium for reasonableness relative to our fair value calculation.  Key assumptions used in estimating future cash flows included loan and deposit growth, the interest rate environment, credit spreads on new and renewed loans, future deposit pricing, loan charge-offs, provision for loan losses, fee income growth and operating expense growth.  Our future cash flows estimates assume similar credit performance to what we experienced in the last two quarters of 2011.

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

	Year Ended December 31,
	2011			2010			2009
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$5,955,306	$317,566	5.33%	$6,635,701	$358,648	5.40%	$6,339,229	$326,293	5.15%
Loans exempt from federal income taxes (4)	143,732	11,118	7.63	123,075	8,978	7.19	82,019	7,658	9.21
Taxable investment securities	1,747,433	41,349	2.37	1,635,544	50,542	3.09	1,444,552	45,777	3.17
Investment securities exempt from federal income taxes (4)	383,509	26,562	6.83	356,496	20,900	5.86	391,071	22,698	5.72
Federal funds sold	—	—	—	352	2	0.56	—	—	—
Other interest bearing deposits	442,190	1,153	0.26	386,521	1,028	0.27	545,314	1,737	0.32
Total interest earning assets	8,672,170	$397,748	4.59	9,137,689	$440,098	4.82	8,802,185	$404,163	4.59
Non-interest earning assets	1,283,963			1,368,339			975,103
Total assets	$9,956,133			$10,506,028			$9,777,288

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$2,678,049	$7,637	0.29%	$2,767,044	$14,965	0.54%	$2,098,530	$17,773	0.85%
Savings deposit	732,731	1,379	0.19	619,304	1,911	0.31	473,477	1,717	0.36
Time deposits	2,610,436	35,865	1.37	3,335,457	58,974	1.77	3,725,326	102,124	2.74
Short-term borrowings	244,594	849	0.35	268,251	1,145	0.43	449,548	5,166	1.15
Long-term borrowings and junior subordinated notes	439,054	13,557	3.05	465,387	12,873	2.73	512,267	16,206	3.12
Total interest bearing liabilities	6,704,864	$59,287	0.88	7,455,443	$89,868	1.21	7,259,148	$142,986	1.97
Non-interest bearing deposits	1,771,918			1,594,504			1,307,021
Other non-interest bearing liabilities	120,647			127,099			85,890
Stockholders’ equity	1,358,704			1,328,982			1,125,229
Total liabilities and stockholders’ equity	$9,956,133			$10,506,028			$9,777,288
Net interest income/interest rate spread (5)		$338,461	3.71%		$350,230	3.61%		$261,177	2.62%
Taxable equivalent adjustment		(13,188)			(10,458)			(10,625)
Net interest income, as reported		$325,273			$339,772			$250,552
Net interest margin (6)			3.75%			3.72%			2.85%
Tax equivalent effect			0.15%			0.11%			0.12%
Net interest margin on a fully tax equivalent basis (6)			3.90%			3.83%			2.97%

(1)       Non-accrual loans are included in average loans.

(2)       Interest income includes amortization of deferred loan origination fees of $4.7 million, $4.6 million and $5.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Net interest income on a tax equivalent basis was $338.5 million for the year ended December 31, 2011, a decrease of $11.8 million, or 3.4%, from $350.2 million for the prior year.  The decrease in net interest income was a result of a lower level of interest earning assets partially offset by an increase in net interest margin.  The net interest margin, expressed on a fully tax equivalent basis, was 3.90% for 2011 and 3.83% for 2010.  The margin increase from the prior year was due to a decrease in our average cost of funds as a result of an improved deposit mix and downward repricing of interest bearing deposits, as well as a lower level of non-performing loans.  The deposit mix shifted as certificates of deposits for a majority of rate sensitive customers were not renewed and non-interest bearing deposits increased.  Our non-performing loans negatively impacted the net interest margin during 2011 and 2010 by approximately 12 basis points and 21 basis points, respectively.

Net interest income on a tax equivalent basis was $350.2 million for the year ended December 31, 2010, an increase of $89.1 million, or 34.1%, from $261.2 million for the prior year.  The increase in net interest income was due to a higher level of interest earning assets and a significant improvement in our net interest margin.  Interest earning assets increased largely due to our FDIC-assisted transactions completed during 2010 and 2009.  See Note 2 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data for additional information.  The margin increase from the prior year was due to an improved loan mix and a decrease in our average cost of funds as a result of an improved deposit mix and downward repricing of certificates of deposit.  The deposit mix shifted as certificates of deposits for a majority of rate sensitive customers were not renewed and our low cost deposits (non-interest bearing deposits, money market accounts, NOW and savings) increased.  The net interest margin, expressed on a fully tax equivalent basis, was 3.83% for 2010 and 2.97% for 2009.  Our non-performing loans negatively impacted the net interest margin during 2010 and 2009 by approximately 21 basis points and 15 basis points, respectively.

The Dodd-Frank Wall Street Reform and Consumer Protection Act repealed the federal prohibitions on the payment of interest on demand deposits for commercial accounts, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011.  Although the ultimate impact of this legislation on the Company has not yet been determined, interest costs associated with demand deposits may change as a result of competitor responses.

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

	Year Ended December 31,
	2011 Compared to 2010			2010 Compared to 2009
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
Interest Earning Assets:
Loans	$(36,341)	$(4,741)	$(41,082)	$15,629	$16,726	$32,355
Loans exempt from federal income taxes (1)	1,574	566	2,140	3,250	(1,930)	1,320
Taxable investment securities	3,275	(12,468)	(9,193)	5,926	(1,161)	4,765
Investment securities exempt from federal income taxes (1)	1,670	3,992	5,662	(2,025)	227	(1,798)
Federal funds sold	(2)	—	(2)	2	—	2
Other interest bearing deposits	145	(20)	125	(452)	(257)	(709)
Total increase (decrease) in interest income	(29,679)	(12,671)	(42,350)	22,330	13,605	35,935

Interest Bearing Liabilities:
Deposits
NOW and money market deposit accounts	(467)	(6,861)	(7,328)	4,703	(7,511)	(2,808)
Savings deposits	306	(838)	(532)	476	(282)	194
Time deposits	(11,408)	(11,701)	(23,109)	(9,823)	(33,327)	(43,150)
Short-term borrowings	(95)	(201)	(296)	(1,572)	(2,449)	(4,021)
Long-term borrowings and junior subordinated notes	(756)	1,440	684	(1,405)	(1,928)	(3,333)
Total decrease in interest expense	(12,420)	(18,161)	(30,581)	(7,621)	(45,497)	(53,118)
Total increase (decrease) in net interest income	$(17,259)	$5,490	$(11,769)	$29,951	$59,102	$89,053

(1)          Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% rate.

Other Income

	Year Ended
	December 31, 2011	December 31, 2010	Increase/ (Decrease)	Percentage Change
Other income (in thousands):
Loan service fees	$7,698	$6,517	$1,181	18%
Deposit service fees	39,070	38,934	136	0%
Lease financing, net	26,939	21,853	5,086	23%
Brokerage fees	5,884	5,012	872	17%
Trust and asset management fees	17,324	15,037	2,287	15%
Net gain on sale of investment securities	640	18,648	(18,008)	(97)%
Increase in cash surrender value of life insurance	4,377	3,516	861	24%
Net loss on sale of other assets	283	630	(347)	(55)%
Acquisition related gains	—	62,649	(62,649)	NM
Accretion of FDIC indemnification asset	4,838	9,678	(4,840)	(50)%
Card fees	7,017	7,057	(40)	(1)%
Net loss recognized on other real estate owned	(13,613)	(9,285)	(4,328)	47%
Other operating income	8,649	5,510	3,139	57%
Total other income	$109,106	$185,756	$(76,650)	(41)%

(NM — not meaningful)

Other income decreased by $76.7 million from the year ended December 31, 2010 to the year ended December 31, 2011 primarily as a result of the acquisition related gains recognized on the Broadway Bank and

New Century Bank FDIC-assisted transactions in the second quarter of 2010 and lower gains on sales of investment securities in 2011.  Loan service fees increased due to an increase in prepayment, exit fees and interest rate swap fees partially offset by a decrease in letter of credit fees.  Net lease financing increased primarily due to an increase in the sales of third party equipment maintenance contracts.  Trust and asset management fees increased primarily due to the addition of a significant number of accounts during the third quarter of 2010, which impacted the full year in 2011.  The increase in cash surrender value of life insurance was higher due to an improvement in overall asset yields.  Accretion of the FDIC indemnification asset decreased as a result of the corresponding decrease in the FDIC indemnification asset balance during the year ended December 31, 2011.  Net loss recognized on other real estate owned increased primarily as a result of increased impairments due to a decline in value of land held in other real estate owned in 2011.  Other operating income increased primarily due to additional income from our international banking line of business and increased income from a Small Business Investment Company (SBIC) investment.

	Year Ended
	December 31, 2010	December 31, 2009	Increase/ (Decrease)	Percentage Change
Other income (in thousands):
Loan service fees	$6,517	$6,913	$(396)	(6)%
Deposit service fees	38,934	30,600	8,334	27%
Lease financing, net	21,853	18,528	3,325	18%
Brokerage fees	5,012	4,606	406	9%
Trust and asset management fees	15,037	12,593	2,444	19%
Net gain on sale of investment securities	18,648	14,029	4,619	33%
Increase in cash surrender value of life insurance	3,516	2,459	1,057	43%
Net loss on sale of other assets	630	(13)	643	NM
Acquisition related gains	62,649	28,547	34,102	119%
Accretion of FDIC indemnification asset	9,678	—	9,678	NM
Card fees	7,057	4,551	2,506	55%
Net loss recognized on other real estate owned	(9,285)	(429)	(8,856)	NM
Other operating income	5,510	4,770	740	16%
Total other income	$185,756	$127,154	$58,602	46%

(NM — not meaningful)

Other income increased for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to gains recognized on the Broadway and New Century FDIC-assisted transactions during the year ended December 31, 2010, totaling $62.6 million, while acquisition related gains in 2009 were $28.5 million.  See Note 2 in the notes to consolidated financial statements contained under Item 8 Financial Statements and Supplementary Data for additional information.  Deposit service fees increased primarily due to an increase in commercial deposit fees related to the treasury management business acquired in the Corus FDIC-assisted transaction during the second half of 2009, additional treasury management customers added through our marketing efforts, an increase in NSF and overdraft fees related to the FDIC-assisted transactions completed in 2009 and 2010, and organic growth in existing branches.  Net lease financing increased primarily due to an increase in the sales of third party equipment maintenance contracts.  Trust and asset management fees increased primarily due to an increase in assets under management, as a result of organic growth and an increase in the market value of assets under management.  Other income was also impacted by a net gain on sale of investment securities of $18.6 million for the year ended December 31, 2010, compared with a net gain on sale of investment securities of $14.0 million for the year ended December 31, 2009.  The Broadway Bank and New Century Bank FDIC-assisted transactions resulted in accretion on the corresponding FDIC indemnification asset.  Prior year accretion related to the Heritage Bank transaction and was not significant.  Card fees increased in 2010 as result of an increase in debit card activity and additional customers added during 2010.  Net loss recognized on other real estate owned was $9.3 million during the year ended December 31, 2010 compared with $429 thousand for the year ended December 31, 2009 primarily as a result of impairments due to a decline in value of land held in other real estate owned in 2010.

Other Expenses

	Year Ended
	December 31, 2011	December 31, 2010	Increase/ (Decrease)	Percentage Change
Other expense (in thousands):
Salaries and employee benefits	$153,858	$144,349	$9,509	7%
Occupancy and equipment expense	35,467	34,845	622	2%
Computer services and telecommunication expense	14,885	14,615	270	2%
Advertising and marketing expense	7,038	6,465	573	9%
Professional and legal expense	6,147	5,803	344	6%
Brokerage fee expense	1,557	1,926	(369)	(19)%
Other intangibles amortization expense	5,665	6,214	(549)	(9)%
FDIC insurance premiums	11,864	15,600	(3,736)	(24)%
Branch impairment charges	1,594	—	1,594	NM
Other real estate expenses, net	4,294	2,694	1,600	59%
Other operating expenses	27,264	26,265	999	4%
Total other expense	$269,633	$258,776	$10,857	4%

(NM — not meaningful)

Other expense increased by $10.9 million from the year ended December 31, 2010 to the year ended December 31, 2011.  Salaries and employee benefits expense increased due to additional employees added during 2010 in connection with the New Century and Broadway FDIC-assisted acquisitions, problem loan remediation staff added in 2010, and increased leasing incentive compensation on higher leasing revenues.  FDIC insurance premiums decreased due to lower deposits, a change in the assessment computation during 2011, and the impact of improved credit quality on the computation.  Other real estate expense increased as a result of more properties in other real estate owned throughout 2011 compared to 2010.  Other expense was also impacted by $1.6 million of fixed asset impairment charges due to our decision to close three branches throughout 2011.

	Year Ended
	December 31, 2010	December 31, 2009	Increase/ (Decrease)	Percentage Change
Other expense (in thousands):
Salaries and employee benefits	$144,349	$120,654	$23,695	20%
Occupancy and equipment expense	34,845	31,521	3,324	11%
Computer services and telecommunication expense	14,615	13,444	1,171	9%
Advertising and marketing expense	6,465	4,185	2,280	54%
Professional and legal expense	5,803	4,680	1,123	24%
Brokerage fee expense	1,926	1,999	(73)	(4)%
Other intangibles amortization expense	6,214	4,491	1,723	38%
FDIC insurance premiums	15,600	16,762	(1,162)	(7)%
Branch impairment charges	—	4,000	(4,000)	(100)%
Other real estate expenses, net	2,694	871	1,823	209%
Other operating expenses	26,265	21,143	5,122	24%
Total other expense	$258,776	$223,750	$35,026	16%

Other expense increased from the year ended December 31, 2009 to the year ended December 31, 2010, primarily due to the FDIC-assisted transactions completed during 2009 and 2010.  See Note 2 in the notes to consolidated financial statements contained under Item 8 Financial Statements and Supplementary Data for additional information.  We completed six FDIC-assisted transactions in 2009 and 2010.  Operating expenses related to the FDIC-assisted transactions were approximately $37.5 million in 2010, and approximately $14.5 million in 2009, resulting in a year over year increase of approximately $23 million.  Salaries and employee benefits expense also increased due to problem loan remediation staff added throughout 2010.  FDIC insurance premiums decreased during the year ended December 31, 2010, as a $3.9 million special premium was assessed by the FDIC during the year ended December 31, 2009.  Impairment charges decreased from the year ended December 31, 2009 by $4.0 million.  During the year ended December 31, 2009, the Company conducted an impairment review of branch office locations to be consolidated due to the Company’s FDIC-assisted transactions.   As a result, the Company recognized a $4.0 million impairment charge related to three branches in the third quarter of 2009.  Other real estate expense increased as a result of an increase in OREO activity during 2010.  Other operating expenses increased due to an increase of $1.4 million in debit card expenses due to increased activity.  Other operating expenses also increased due to expenses related to our FDIC-assisted transactions.

Income Taxes

Income tax expense from continuing operations for the year ended December 31, 2011 was $5.3 million compared to income tax expense from continuing operations of $24 thousand for the year ended December 31, 2010.   The increase was primarily due to an increase in our pre-tax income during the year ended December 31, 2011.  The income tax expense for 2011 included $2 million of income tax benefit as deferred tax assets increased as a result of an increase in the Illinois corporate income tax rate which was enacted and became effective in the first quarter of 2011.

Income tax expense from continuing operations for the year ended December 31, 2010 was $24 thousand compared to an income tax benefit from continuing operations of $45.3 million for the year ended December 31, 2009.   The decrease in the benefit was primarily due to an increase in our pre-tax income during the year ended December 31, 2010.  Additionally, during 2009, the Company increased the amount of benefit recognized with respect to certain previously identified uncertain tax positions as a result of developments in tax audits.  The increase in recognized tax benefit resulted in a $7.7 million increase in income tax benefit in 2009.

For the year ended December 31, 2009, the Company had $4.1 million of income tax expense from discontinued operations.

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

Balance Sheet

Total assets decreased $487.3 million, or 4.7%, from $10.3 billion at December 31, 2010 to $9.8 billion at December 31, 2011.  Investment securities increased $831.5 million from December 31, 2010 to December 31, 2011 mostly as a result of the deployment of interest-earning cash balances and proceeds from loans sold and loan paydowns.  Interest earning cash balances decreased by $637.1 million, or 86.4%, to $100.3 million at December 31, 2011 from $737.4 million at December 31, 2010.  Gross loans decreased by $666.8 million, or 10.1%, to $6.0 billion at December 31, 2011 from $6.6 billion at December 31, 2010.  During the second quarter of 2011, we sold certain performing, sub-performing and non-performing loans with an aggregate carrying amount of $281.6 million.  See “Loan Portfolio” section below for further analysis.

Total liabilities decreased by $535.5 million, or 6.0%, from $9.0 billion at December 31, 2010 to $8.4 billion at December 31, 2011.  Total deposits decreased by $505.4 million, or 6.2%, to $7.6 billion at December 31, 2011 from $8.2 billion at December 31, 2010.  Consistent with our strategy, deposits decreased as a result of a reduction of balances from rate sensitive customers.  Total stockholders’ equity increased $48.2 million to $1.4 billion at December 31, 2011 compared to $1.3 billion at December 31, 2010, primarily due to our net income reflected in 2011.

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

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	Year Ended December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for sale
U.S. Government sponsored agencies and enterprises	$39,640	$42,401	$18,766	$19,434	$69,120	$70,239
States and political subdivisions	500,979	535,660	351,274	364,932	366,845	380,234
Residential mortgage-backed securities	1,256,696	1,281,806	1,174,500	1,196,536	2,380,195	2,374,741
Commercial mortgage-backed securities	51,324	52,685	521	530	2,300	2,310
Corporate bonds	5,899	5,899	6,140	6,140	11,400	11,395
Equity securities	10,457	10,846	10,093	10,171	4,280	4,314
	1,864,995	1,929,297	1,561,294	1,597,743	2,834,140	2,843,233
Held to maturity
States and political subdivisions	240,183	247,664	—	—	—	—
Residential mortgage-backed securities	259,100	263,358	—	—	—	—
	499,283	511,022	—	—	—	—

Total	$2,364,278	$2,440,319	$1,561,294	$1,597,743	$2,834,140	$2,843,233

The increase in securities during the year ended December 31, 2011 was mostly as a result of the deployment of interest-earning cash balances.  Fannie Mae issued mortgage-backed securities had an aggregate book value and market value of $426.3 million and $434.7 million, respectively, at December 31, 2011.  Freddie Mac issued mortgage-backed securities had an aggregate book value and market value of $784.4 million and $799.6 million at December 31, 2011, respectively.  We do not have any meaningful direct or indirect holdings of subprime residential mortgage investment securities, home equity lines of credit investment securities, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.  Additionally, more than 99% of our mortgage-backed securities are U.S. agency guaranteed.

The Company has no direct exposure to the State of Illinois, but approximately 22% of the state and political subdivisions portfolio consists of securities issued by municipalities in Illinois.  Approximately 40% of state and political subdivisions securities are insured and approximately 85% of the portfolio consists of general obligation issues.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities at December 31, 2011 (dollars in thousands):

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield

Available for sale
U.S. Government sponsored agencies and enterprises	$522	2.02%	$41,879	3.07%	$—	0.00%	$—	0.00%
States and political subdivision (1)	12,280	5.66%	146,529	5.96%	174,501	6.20%	202,350	5.77%
Residential mortgage-backed securities (2)	14	5.74%	6,730	2.23%	75,037	2.80%	1,200,025	2.51%
Commercial mortgage-backed securities (2)	—	—	42	4.37%	405	2.74%	52,238	4.97%
Corporate bonds	—	—	—	—	—	—	5,899	4.07%
Equity securities	—	—	—	—	—	—	10,846	2.83%
	12,816	5.51%	195,180	5.21%	249,943	5.18%	1,471,358	3.05%
Held to maturity
States and political subdivision (1)	—	—	—	—	3,669	4.55%	236,514	5.50%
Residential mortgage-backed securities (2)	—	—	—	—	—	—	259,100	4.37%
	—	—	—	—	3,669	4.55%	495,614	4.91%

Total	$12,816	5.51%	$195,180	5.21%	$253,612	5.17%	$1,966,972	3.52%

(1)   Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.

(2)   These securities are presented based upon contractual maturities.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2011		2010		2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial related credits:
Commercial loans	$1,113,123	19%	$1,206,984	18%	$1,387,476	21%	$1,522,380	24%	$1,323,455	24%
Commercial loans collateralized by assignment of lease payments	1,208,575	20%	1,053,446	16%	953,452	15%	649,918	10%	553,138	10%
Commercial real estate	1,853,788	31%	2,176,584	33%	2,472,520	38%	2,353,261	38%	1,974,370	36%
Construction real estate	183,789	3%	423,339	6%	594,482	9%	757,900	13%	845,158	14%
Total commercial related credits	4,359,275	73%	4,860,353	73%	5,407,930	83%	5,283,459	85%	4,696,121	84%
Other loans:
Residential real estate	316,787	5%	328,482	5%	291,022	4%	295,336	5%	354,874	6%
Indirect vehicle	187,481	3%	175,664	3%	180,267	3%	189,227	3%	146,311	3%
Home equity	336,043	6%	381,662	6%	405,439	6%	401,029	6%	365,589	6%
Consumer loans	88,865	2%	59,320	1%	66,293	1%	59,512	1%	52,732	1%
Total other loans	929,176	16%	945,128	15%	943,021	14%	945,104	15%	919,506	16%
Gross loans excluding covered loans	5,288,451	89%	5,805,481	88%	6,350,951	97%	6,228,563	100%	5,615,627	100%
Covered loans (1)	662,544	11%	812,330	12%	173,596	3%	—	0%	—	0%
Total loans (2)	$5,950,995	100%	$6,617,811	100%	$6,524,547	100%	$6,228,563	100%	$5,615,627	100%

(1)          Loans that MB Financial Bank will share losses with the FDIC are referred to as “covered loans”.

(2)          Gross loan balances at December 31, 2011, 2010, 2009, 2008 and 2007 are net of unearned income, including net deferred loans fees of $1.0 million, $3.3 million, $4.6 million, $4.5 million and $3.7 million, respectively.

Gross loans, excluding covered loans, decreased from 2010 to 2011 by approximately $517.0 million.  During May of 2011, the Company began marketing certain loans for sale to third parties. Loan pools were finalized after receipt of loan bids in June 2011, and were transferred to loans held for sale at that time. Charge-offs were taken when the loans were transferred to loans held for sale in June 2011. The sale was completed on June 30, 2011.  The results for the year ended December 31, 2011 include a provision for credit losses of approximately $50 million in connection with the sale during the second quarter of 2011 of loans with an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, including $156.3 million in non-performing loans.  We recognized approximately $87 million in charge-offs as a result of the sale.

The decrease in commercial and commercial real estate loans from December 31, 2010 to December 31, 2011 was primarily due to the loan sale discussed above, remixing our loan portfolio to reduce problem credits and weaker demand.  The lease loan portfolio increased, as we continued to emphasize growth in this area.  We believe that our lease loan portfolio has historically performed better than our other lending categories as a result of lessees typically being larger than our typical middle market customer with more staying power during economic downturns and the leased equipment being central to their operations. The decrease in construction loans from December 31, 2010 to December 31, 2011 was primarily due to principal pay downs and disposition of problem credits with fewer new loans being generated due to reduced demand and tighter underwriting standards.

Gross loans, excluding covered loans decreased from 2009 to 2010 by approximately $545.5 million.  The decrease in commercial loans from December 31, 2009 to December 31, 2010 was primarily due to a decrease in the usage of commercial lines and overall weaker demand for new loans in our market.  The lease loan portfolio increased, as we emphasized growth in this area.  The decrease in commercial real estate loans from December 31, 2009 to December 31, 2010 was primarily due to principal pay downs and disposition of problem credits, including elevated charge-offs, with fewer new loans being generated due to reduced demand.  The decrease in construction real estate loans from December 31, 2009 to December 31, 2010, was primarily due to fewer new loans made and disposition of problem credits, including transfers to OREO and elevated charge-offs during 2010 and tighter underwriting standards.

Loan Maturities

The following table sets forth information regarding our non-performing loans and the scheduled maturity information for the performing loans in our loan portfolio at December 31, 2011 (in thousands).  Demand loans, loans having no stated schedule of repayments, loans with no stated maturity and overdrafts are reported as due in one year or less.

		Due in One Year		Due after One Year		Due after
		Or Less		Through Five Years		Five Years
	Non-Performing	Fixed	Floating	Fixed	Floating	Fixed	Floating
	Loans (1)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Total

Commercial loans	$34,813	$45,375	$598,373	$133,139	$231,775	$34,816	$34,832	$1,113,123
Commercial loans collateralized by assignment of lease payments	2,182	113,136	—	1,055,509	8,831	28,917	—	1,208,575
Commercial real estate	76,551	234,276	245,979	871,931	249,613	48,336	127,102	1,853,788
Construction real estate	1,145	8,870	53,112	17,667	23,558	26,745	52,692	183,789
Residential real estate	4,300	34,625	333	3,616	733	111,149	162,031	316,787
Indirect vehicle	1,304	6,558	—	120,265	—	59,354	—	187,481
Home equity	9,087	954	52,522	5,647	178,450	22,493	66,890	336,043
Consumer loans	9	39,059	13,668	5,460	207	208	30,254	88,865
Covered loans	—	208,853	106,316	241,647	69,287	13,988	22,453	662,544
Gross loans	$129,391	$691,706	$1,070,303	$2,454,881	$762,454	$346,006	$496,254	$5,950,995

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

(2)          Excludes non-performing loans.

Asset Quality

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	At December 31,
	2011	2010	2009	2008	2007
Non-performing loans(1):
Non-accruing loans	$129,309	$362,441	$270,839	$145,936	$24,459
Loans 90 days or more past due, still accruing interest	82	1	477	—	—
Total non-performing loans	129,391	362,442	271,316	145,936	24,459
Other real estate owned(2)	78,452	71,476	36,711	4,366	1,120
Repossessed vehicles	156	82	333	356	179
Total non-performing assets	$207,999	$434,000	$308,360	$150,658	$25,758

Total allowance for loan losses(3)	$126,798	$192,217	$177,072	$144,001	$65,103

Accruing restructured loans(4)	$37,996	$22,543	$—	$—	$—

Total non-performing loans to total loans	2.17%	5.48%	4.16%	2.34%	0.44%
Total non-performing assets to total assets	2.12%	4.21%	2.84%	1.71%	0.33%
Allowance for loan losses to non-performing loans(1)	98.00%	53.03%	65.26%	98.67%	266.17%

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

(2)          This table excludes other real estate owned that is related to the Heritage, InBank, Benchmark, Broadway, and New Century FDIC-assisted transactions.  Other real estate owned related to the Heritage, Benchmark, Broadway, and New Century transactions, which totaled $58.0 million, $42.5 million and $15.3 million at December 31, 2011, 2010 and 2009, respectively, is subject to the loss-share agreements with the FDIC.  See Note 2 of the notes to our consolidated financial statements for further information.

(3)          The reserve for unfunded credit commitments (primarily letters of credit) was reclassified from the allowance for loan losses to other liabilities as of June 30, 2011.  Includes $13.6 million, $3.1 million, $1.9 million, $1.3 million of reserves on unfunded credit commitments at December 31, 2010, 2009, 2008 and 2007, respectively.

(4)          Accruing restructured loans consists primarily of commercial and commercial real estate loans that have been modified and are performing in accordance with those modified terms.

A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include rate reductions, principal forgiveness, extension of maturity date and other actions intended to minimize potential losses.  A loan that is modified at a market rate of interest may no longer be classified as troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.  Payment performance prior and subsequent to the restructuring is taken into account in assessing whether it is likely that the borrower can meet the new terms.  This may result in the loan being returned to accrual at the time of restructuring.  A period of sustained repayment for at least six months generally is required for return to accrual status.

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

The following table presents a summary of other real estate owned (“OREO”), excluding assets related to FDIC-assisted transactions, for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Beginning balance	$71,476	$36,711	$4,366
Transfers in at fair value less estimated costs to sell	60,795	63,958	46,992
Fair value adjustments	(10,988)	(7,786)	(535)
Net (losses) gains on sales of OREO	1,016	(725)	15
Cash received upon disposition	(43,847)	(20,682)	(14,127)
Ending balance	$78,452	$71,476	$36,711

As of December 31, 2011, the OREO portfolio consisted of 21 properties with $32.6 million of OREO balance related to land loans, 17 properties with $30.5 million of OREO balance related to construction loans, 15 properties with $10.7 million of OREO balance related to commercial real estate loans and 12 properties with $4.6 million of OREO balance related to residential real estate loans.  In addition, the Company also recorded losses of $3.6 million and $773 thousand on OREO related to assets acquired in FDIC-assisted transactions for the years ended December 31, 2011 and 2010, respectively.  There were no recorded losses related to OREO related to assets acquired in FDIC-assisted transactions for the year ended December 31, 2009.

The following table presents data related to non-performing loans, excluding purchased credit-impaired loans and loans held for sale, by dollar amount and category at December 31, 2011 (dollar amounts in thousands):

	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Consumer Loans	Total Loans
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
$10.0 million or more	—	$—	—	$—	—	$—	$—	$—
$5.0 million to $9.9 million	2	14,322	—	—	2	15,435	—	29,757
$1.5 million to $4.9 million	5	12,031	—	—	13	37,509	—	49,540
Under $1.5 million	42	10,642	3	1,145	61	23,607	14,700	50,094
	49	$36,995	3	$1,145	76	$76,551	$14,700	$129,391

Percentage of individual loan category		1.59%		0.62%		4.13%	1.58%	2.17%

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

The aggregate principal amount of non-performing loans was $129.4 million as of December 31, 2011 compared to $362.4 million as of December 31, 2010.  The decrease in non-performing loans was primarily a result of the loan sale in the second quarter of 2011 discussed earlier, as well as collections, upgrades, transfers to other real estate owned and charge-offs throughout 2011.

Non-performing Assets

Non-performing loans include loans accounted for on a non-accrual basis and accruing loans contractually past due 90 days or more as to interest or principal.  Management reviews the loan portfolio for problem loans on an ongoing basis.  During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for loan losses and (if appropriate) partial or full charge-off.  After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  Generally, if interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income.  Loans will not be placed back on accrual status unless back interest and principal payments are made.  With respect to the loans that were on non-accrual status as of December 31, 2011 and 2010, the gross interest income that would have been recorded on such loans during the years ended December 31, 2011 and 2010 had such loans been current in accordance with their original terms was approximately $11.9 million and $17.8 million, respectively.  The amount of interest income on these loans that was included in net income (loss) for the years ended December 31, 2011 and 2010 was $836 thousand and $307 thousand, respectively.  Our general policy is to place loans 90 days past due on non-accrual status, as well as those loans that continue to pay, but display underlying structural weakness.

Non-performing loans exclude purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Corus, Benchmark, Broadway, and New Century transactions.  Deterioration in credit quality occurred prior to acquisition.  Fair value of these loans as of acquisition includes estimates of credit losses.  These loans are accounted for on a pool basis, and the pools are considered to be performing.  During the year ended December 31, 2011 there was a provision to the allowance for loan losses of $3.8 million and net charge-offs of $3.0 million in relation to five pools of purchased loans with a total carrying amount of $32.7 million as of December 31, 2011.  There was $827 thousand in allowance for loan losses related to these purchased loans at December 31, 2011 and none at December 31, 2010. See Note 6 of the notes to our consolidated financial statements for further information regarding purchased credit-impaired loans.

Non-performing assets consists of non-performing loans as well as other repossessed assets and other real estate owned.  Other real estate owned represents properties acquired through foreclosure or other proceedings and is recorded at fair value less the estimated cost of disposal at the date of acquisition.  Other real estate owned is evaluated regularly to ensure that the recorded amount is supported by its current fair value.  Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary.  Gains and losses and changes in valuations on other real estate owned are included in other income.  Expenses, net of rental income, from the operations of other real estate owned are reflected as a separate line item on the income statement.  Other repossessed assets primarily consist of repossessed vehicles.  Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued.  Once the Bank obtains title, repossessed vehicles are not included in loans, but are classified as “other assets” on the consolidated balance sheets.  The typical holding period for resale of repossessed automobiles is less than 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period.  The typical holding period for motorcycles can be more than 90 days, as the average motorcycle re-sale period is longer than the average automobile re-sale period.  The longer average period for motorcycles is a result of cyclical trends in the motorcycle market.

Other real estate owned that is related to our FDIC-assisted transactions is excluded from non-performing assets.  Other real estate owned related to the Heritage, Benchmark, Broadway, and New Century transactions, which totaled $58.0 million and $42.5 million at December 31, 2011 and 2010, respectively, is subject to the loss-share agreements with the FDIC.  See Note 2 of the notes to our consolidated financial statements for further information.

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

Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or any loan committee.  Loans rated one represent those loans least likely to default and a loan rated nine represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  We use a loan loss reserve model that incorporates the migration of loan risk ratings and historical default data over a multi-year period to develop our estimated default factors (EDFs).  The model tracks annual loan rating migrations by loan type and currently uses loan risk rating migrations for ten years.  The migration data is adjusted by using average losses for an economic cycle to develop EDFs by loan type, risk rating and maturity.  EDFs are updated annually in December. During 2011, we shortened the period of time used in computing average losses for an economic cycle to ten years.

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

To account for current economic conditions, the general allowance for loan and lease losses (ALLL) also includes adjustments for macroeconomic factors.  Macroeconomic factors adjust the ALLL upward or downward based on the current point in the economic cycle using predictive economic data and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, construction real estate and lease loan components.  Our macroeconomic factors are based on regression analyses that reflect a high correlation between certain macroeconomic factors and industry wide charge-off rates.  The correlation of over 25 indicators to charge-offs were tested (change in fed funds rate, change in personal income, durable goods orders, etc.).  We annually review this data to determine that such a correlation continues to exist.  We currently use the following macroeconomic indicators in our macroeconomic factor computation:

Commercial and industrial loans and lease loans:  Crude oil prices, our prior period charge-off rates and the manufacturing index.

Commercial real estate loans and construction loans:  Crude oil prices, our prior period charge-off rates and the consumer confidence index.

Using the indicators noted above, a predicted industry wide charge-off rate is calculated.  The predicted charge-off percentage is then compared to the cycle average charge-off percentage used in our EDF computation discussed above, and a macroeconomic adjustment factor is calculated.  The macroeconomic adjustment factor is applied to each commercial loan type.  Each year, we review the predictive nature of the macroeconomic factors by comparing actual charge-offs to the predicted model charge-offs, re-run our regression analysis and recalibrate the macroeconomic factors as appropriate.

At each quarter end, potential problem loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing the loan.  See discussion in “Specific Reserve” section below.

The general loss reserve was $102.2 million as of December 31, 2011 and $126.4 million as of December 31, 2010.  The decrease in the general loss reserve was primarily due to the sale of sub-performing loans in the loan sale in the second quarter of 2011, improvement in credit quality throughout 2011 and an overall decrease in loan balances during the year ended December 31, 2011.  Reserves on impaired loans are included in the “Specific Reserve” section below.  See additional discussion in “Potential Problem Loans” below.

Specific Reserves.  Our allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

At each quarter-end, impaired loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing each loan.  Generally, the Company obtains a current external appraisal (within 12 months) on real estate secured impaired loans.  Our appraisal policy is designed to comply with the Interagency Appraisal and Evaluation Guidelines, most recently updated on December 2010. As part of our compliance with these other regulations, we maintain an internal Appraisal Review Department that engages and reviews all third party appraisals.

For impaired loans with real estate as all or part of the collateral, third party appraisals are obtained annually at a minimum. The only exception occurs where we are in a second position and it is determined that the amount of the first mortgage (when known) far exceeds a reasonable value for the property.  Other valuation techniques are used as well, including internal valuations, comparable property analyses and contractual sales information.

In addition, each impaired loan with real estate collateral is reviewed quarterly by the Chief Real Estate Appraiser to determine that the most recent valuation remains appropriate during subsequent quarters until the next appraisal is received.  If considered necessary by the Chief Real Estate Appraiser, the appraised value may be further discounted by internally applying accepted appraisal methodologies to an older appraisal.  Accepted appraisal methodologies include:  income capitalization approach adjusting for changes in underlying leases, adjustments related to condominium projects with units sales, adjustments for loan fundings, and “As is” compared to “As Stabilized” valuations.  As of December 31, 2011, almost all appraisals were completed within the previous 12 months.

Other valuation techniques are also used to value non-real estate assets.  Discounts may be applied in the impairment analysis used for general business assets (GBA).  Examples of GBA include accounts receivable, inventory, and any marketable securities pledged. The discount is used to reflect collection risk in the event of default that may not have been included in the valuation of the asset.

The total specific reserve component of the allowance was $10.8 million as of December 31, 2011 and $51.8 million as of December 31, 2010.  The decrease in specific reserve reflects the decrease in impaired loans mainly as the result of the loan sale in the second quarter of 2011, improvement in credit quality throughout 2011, charge-offs on loans during 2011 and the reclassification of the reserve for unfunded credit commitments as a liability.

Smaller Balance Homogenous Loans.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one-year time horizon.  The reserves for smaller balance homogenous loans totaled $13.8 million at December 31, 2011 and $14.0 million at December 31, 2010.

We consistently apply our methodology for determining the appropriateness of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs and management’s evaluation of the loan portfolio.  In this regard, we periodically review the following in order to validate our allowance for loan losses: historical net charge-offs as they relate to prior allowance for loan loss, comparison of historical loan migration in past years compared to the current year, overall credit trends and ratios and any significant changes in loan concentrations.  In reviewing this data, we adjust qualitative factors within our allowance methodology to appropriately reflect any changes warranted by the validation process.

The following table presents an analysis of the allowance for loan losses for the years presented (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009	2008	2007

Balance at beginning of year	$192,217	$177,072	$144,001	$65,103	$58,983
Provision for credit losses	120,750	246,200	231,800	125,721	19,313
Charge-offs:
Commercial loans	(17,571)	(58,077)	(46,113)	(13,653)	(7,072)
Commercial loans collateralized by assignment of lease payments	(1,466)	(1,711)	(5,407)	(1,258)	(515)
Commercial real estate	(96,633)	(79,828)	(38,842)	(14,872)	(3,471)
Residential real estate	(12,643)	(3,326)	(1,476)	(550)	(1,075)
Construction real estate	(52,917)	(94,533)	(103,789)	(14,940)	(2,294)
Indirect vehicles	(2,836)	(3,199)	(4,085)	(2,109)	(1,193)
Home equity	(11,066)	(4,632)	(3,443)	(1,801)	(194)
Consumer loans	(1,648)	(1,755)	(1,124)	(642)	(492)
Total charge-offs	(196,780)	(247,061)	(204,279)	(49,825)	(16,306)
Recoveries:
Commercial loans	5,370	8,788	1,491	891	1,265
Commercial loans collateralized by assignment of lease payments	225	184	—	67	979
Commercial real estate	3,332	2,070	40	266	37
Residential real estate	49	184	44	29	20
Construction real estate	8,590	3,170	2,957	951	38
Indirect vehicles	1,399	1,163	757	625	389
Home equity	224	351	53	132	344
Consumer loans	599	96	208	41	41
Total recoveries	19,788	16,006	5,550	3,002	3,113

Net charge-offs	(176,992)	(231,055)	(198,729)	(46,823)	(13,193)

Allowance for credit losses	135,975	192,217	177,072	144,001	65,103

Allowance for unfunded credit commitments(1)	9,177	—	—	—	—

Allowance for loan losses(2)	$126,798	$192,217	$177,072	$144,001	$65,103

Total loans at December 31,	$5,950,995	$6,617,811	$6,524,547	$6,228,563	$5,615,627
Ratio of allowance to total loans	2.13%	2.90%	2.71%	2.31%	1.16%
Ratio of net charge-offs to average loans	2.90%	3.42%	3.09%	0.79%	0.25%

(1)          The reserve for unfunded credit commitments (primarily letters of credit) was reclassified from the allowance for loan losses to other liabilities as of June 30, 2011.

(2)          Includes $13.6 million, $3.1 million, $1.9 million, and $1.3 million of reserves on unfunded credit commitments at December 31, 2010, 2009, 2008 and 2007, respectively.

Net charge-offs decreased $54.1 million to $177.0 million in the year ended December 31, 2011 compared to $231.1 million in the year ended December 31, 2010.  Provision for credit losses decreased by $125.5 million to $120.8 million in the year ended December 31, 2011 from $246.2 million in the same period of 2010.  The decrease in the required provision, excluding the effects of the loan sale transaction, was a result of lower downward migration of loans to non-performing status and higher collateral value underlying the loans that did migrate.

Charge-offs in 2010 included losses of approximately $22.5 million incurred on a commercial loan as a result of a suspected borrower fraud. The suspected fraud related to a borrower with a complex ownership structure, which gave the borrower the opportunity to move collateral amongst various lenders thus inflating global collateral values. In response to this, we have formed an independent group, reporting to credit management, whose sole function is to monitor borrowing bases and borrower collateral. Borrowing bases and collateral securing credit lines are now more closely monitored by personnel independent of the sales function. No other suspected frauds have been identified since the creation of this group.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans.  The purpose of this allocation is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2011		2010		2009		2008		2007
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial loans	$21,106	19%	$28,747	18%	$39,226	21%	$40,217	24%	$15,627	24%
Commercial loans collateralized by assignment of lease payments	7,561	20%	6,424	16%	8,726	15%	10,245	10%	7,854	10%
Commercial real estate	68,658	31%	105,875	33%	56,710	38%	31,241	38%	15,653	36%
Residential real estate	3,935	5%	5,104	5%	2,934	4%	1,623	5%	1,430	6%
Construction real estate	15,639	3%	37,215	6%	59,760	9%	57,443	13%	23,039	14%
Consumer loans and other	9,862	11%	8,852	10%	9,716	10%	3,232	10%	1,500	10%
Covered loans	37	11%	—	12%	—	3%	—	—	—	—
Total (1)	$126,798	100%	$192,217	100%	$177,072	100%	$144,001	100%	$65,103	100%

(1)          The reserve for unfunded credit commitments (primarily letters of credit) was reclassified from the allowance for loan losses to other liabilities as of June 30, 2011.  Includes $13.6 million, $3.1 million, $1.9 million, and $1.3 million of reserves on unfunded credit commitments at December 31, 2010, 2009, 2008 and 2007, respectively.

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

Potential Problem Loans

We define potential problem loans as performing loans rated substandard, that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of December 31, 2011 and December 31, 2010 were approximately $149.8 million and $291.7 million, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under GAAP.

The decrease in potential problem loans was due to the loan sale during the second quarter of 2011 discussed earlier as well as upgrades and loan payments/payoffs and some downward migration to non-performing status.  Potential problem loans with balances of approximately $65.6 million were sold in the second quarter loan sale discussed above.

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

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our core deposits consist of checking accounts, NOW accounts, money market accounts, savings accounts and non-public certificates of deposit.  These deposits, along with public fund deposits, brokered deposits, and short-term and long-term borrowings are used to support our asset base.  Our deposits are obtained predominantly from the geographic trade areas surrounding each of our office locations.  We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.  We also use brokered deposits as an alternative funding source which allows us flexibility in managing our overall interest expense.  Total deposits decreased by $505.4 million from December 31, 2010 to December 31, 2011 as a result of a reduction of balances from rate sensitive customers.

The following table sets forth the maturities of certificates of deposit and other time deposits $100,000 and over at December 31, 2011 (in thousands):

Certificates of deposit $100,000 and over:
Maturing within three months	$272,756
After three but within six months	224,291
After six but within twelve months	311,100
After twelve months	529,745
Total certificates of deposit $100,000 and over (1)	$1,337,892

Other time deposits $100,000 and over (2):
Maturing within three months	$17,489
After three but within six months	11,430
After six but within twelve months	19,591
After twelve months	6,763
Total other time deposits $100,000 and over	$55,273

(1)          Includes brokered deposits of $437.4 million.

(2)          Consists of time deposits held in individual retirement accounts (IRAs) and time certificates that the customer has the option to increase the principal balance and maintain the original interest rate.

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31,
	2011		2010
	Amount	Percent	Amount	Percent

Demand deposits, noninterest bearing	$1,885,694	24.7%	$1,691,599	20.7%
NOW and money market accounts	2,645,334	34.5%	2,776,181	34.0%
Savings deposits	753,610	9.9%	697,851	8.6%
Time certificates, $100,000 or more	1,393,165	18.2%	1,742,580	21.4%
Other time certificates	969,804	12.7%	1,244,747	15.3%
Total	$7,647,607	100.0%	$8,152,958	100.0%

Borrowings.  Short-term borrowings decreased by $48.9 million to $220.0 million at December 31, 2011 compared to $268.8 million at December 31, 2010.  The decrease in short-term borrowings was primarily due to a decrease in Federal Home Loan Bank advances.  We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings from time to time include federal funds purchased, securities sold under agreements to repurchase and Federal Home Loan Bank advances.  We also offer customers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2011	2010	2009

Federal funds purchased:
Average balance outstanding	$13	$1,151	$499
Maximum outstanding at any month-end during the period	—	—	51,000
Balance outstanding at end of period	—	—	—
Weighted average interest rate during the period	0.36%	0.50%	0.30%
Weighted average interest rate at end of the period	—	—	—
Federal Reserve term auction funds:
Average balance outstanding	$—	$—	$84,384
Maximum outstanding at any month-end during the period	—	—	100,000
Balance outstanding at end of period	—	—	—
Weighted average interest rate during the period	—	—	0.28%
Weighted average interest rate at end of the period	—	—	—
Securities sold under agreements to repurchase:
Average balance outstanding	$239,917	$260,361	$248,128
Maximum outstanding at any month-end during the period	292,353	298,816	305,632
Balance outstanding at end of period	216,439	265,195	223,917
Weighted average interest rate during the period	0.27%	0.37%	0.46%
Weighted average interest rate at end of the period	0.30%	0.31%	0.50%
Federal Home Loan Bank advances:
Average balance outstanding	$4,664	$6,739	$116,538
Maximum outstanding at any month-end during the period	8,966	5,002	200,785
Balance outstanding at end of period	3,515	3,649	100,000
Weighted average interest rate during the period	4.50%	2.68%	3.25%
Weighted average interest rate at end of the period	3.66%	3.81%	3.35%

Long-term borrowings include notes payable to other banks to support a portfolio of equipment that we own and lease to other companies, Federal Home Loan Bank advances, structured repurchase agreements, and subordinated debt.  As of December 31, 2011 and December 31, 2010, our long-term borrowings were $266.3 million and $285.1 million, respectively.

Junior subordinated notes issued to capital trusts include debentures sold to Coal City Capital Trust I, FOBB Statutory Trust I, FOBB Statutory Trust III, MB Financial Capital Trust II, MB Financial Capital Trust III, MB Financial Capital Trust IV, MB Financial Capital Trust V, and MB Financial Capital Trust VI in connection with the issuance of their preferred securities in 1998, 2000, 2003, 2005, 2006, 2006, 2007, and 2007, respectively.  As of December 31, 2011 and December 31, 2010, our junior subordinated notes issued to capital trusts were $158.5 million and $158.6 million, respectively.  See Notes 1 and 13 to the consolidated financial statements for further analysis.

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

We have no required regulatory liquidity ratios to maintain; however, we adhere to an internal policy which dictates a ratio of loans to deposits.  This policy provides that we may not have a ratio of loans to deposits (including customer repurchase agreements) in excess of 90%.  In addition, our internal policy addresses current regulatory proposals that include (i) a “liquidity coverage ratio” or LCR, designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario and should exceed 110%, and (ii) a “net stable funding ratio” or NSFR, designed to promote more medium and long-term funding of assets and activities of banks over a one-year time horizon and should exceed 100%.  At December 31, 2011, we were in compliance with the foregoing policies.

At December 31, 2011, we had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $1.1 billion.  We anticipate that we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $1.6 billion at December 31, 2011, including brokered deposits.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at December 31, 2011, there were no firm lending commitments in place, management believes that we could borrow approximately $185.0 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago (FHLB).  As of December 31, 2011, the Company had $148.1 million outstanding in FHLB advances, and could borrow an additional amount of approximately $319.4 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of December 31, 2011, the Company had approximately $1.5 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand.

MB Financial Bank is subject to various regulatory capital requirements which affect its ability to pay dividends to us.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Additionally, our current internal policy effectively limits the amount of dividends our subsidiary bank may pay to us by requiring the bank to maintain total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 12%, 9% and 8%, respectively.  The minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes are 10%, 6% and 5%, respectively.  In addition to adhering to our policy, there are regulatory restrictions on the ability of national banks to pay dividends.  See “Item 1. Business — Supervision and Regulation.”

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

We also offer various derivatives, including interest rate swaps and foreign currency forward contracts, to our customers and mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties.  This permits us to offer customized risk management solutions to our customers.  These customer accommodations and any offsetting financial contracts are treated as stand-alone derivative instruments which do not qualify for hedge accounting.

For additional information, including the notional amount and fair value of our derivative instruments at December 31, 2011, see Note 21 “Derivative Financial Instruments” to the consolidated financial statements.

Contractual Obligations.  In the ordinary course of operations, we enter into certain contractual obligations.  Such obligations include the funding of operations through debt issuances, subordinated notes issued to capital trusts, operating leases for premises and equipment, as well as capital expenditures for new premises and equipment.

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2011 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Time certificates	$2,362,969	$1,614,408	$452,642	$114,103	$181,816
Long-term borrowings	266,264	41,741	26,792	143,836	53,895
Junior subordinated notes issued to capital trusts(1)	158,538	—	—	—	158,538
Operating leases	46,015	5,558	9,637	7,160	23,660
Capital expenditures	1,414	1,414	—	—	—
Total	$2,835,200	$1,663,121	$489,071	$265,099	$417,909

Commitments to extend credit and letters of credit	$1,085,710

(1)          Call dates are set forth in Note 13 to the audited consolidated financial statements under Item 8. Financial Statements and Supplementary Data.

Capital Resources

MB Financial Bank is subject to the risk based capital regulations administered by the banking regulatory agencies.  The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%.  Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which, if undertaken, could have a direct material effect on the bank’s financial statements.  As of December 31, 2011, the most recent notification from the federal banking regulators categorized MB Financial Bank as well capitalized.

A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level.  There are no conditions or events since that notification that management believes have changed our subsidiary bank’s capital classification.  On a consolidated basis, we must maintain a minimum ratio of Tier 1 capital to total assets of 4.00%, a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% and a minimum ratio of total-capital to risk-weighted assets of 8.00%.  See “Item 1. Business — Supervision and Regulation — Capital Adequacy” and “Prompt Corrective Action.”  In addition, our internal policy requires us, on a consolidated basis, to maintain these ratios at or above 8%, 9% and 12%, respectively.

As of December 31, 2011, MB Financial Bank was “well capitalized” under the capital adequacy requirements to which it is subject.  The following table sets forth the actual and required regulatory capital amounts and ratios for MB Financial Bank and at the consolidated level as of December 31, 2011 (dollars in thousands):

					Required
					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Consolidated	$1,231,555	19.41%	$507,628	8.00%	N/A	N/A
MB Financial Bank	1,086,549	17.22%	504,821	8.00%	$631,025	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	$1,101,538	17.36%	$253,814	4.00%	N/A	N/A
MB Financial Bank	956,958	15.16%	252,410	4.00%	$378,615	6.00%

Tier 1 capital (to average assets):
Consolidated	$1,101,538	11.73%	$375,735	4.00%	N/A	N/A
MB Financial Bank	956,958	10.24%	373,824	4.00%	$467,280	5.00%

N/A — not applicable

We established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The trust preferred securities were included in our consolidated Tier 1 Capital and Total Capital at December 31, 2011.  Also included in our consolidated Tier 1 Capital and Total Capital at December 31, 2011 was the Series A Preferred Stock we issued to the U.S. Department of the Treasury pursuant to the TARP Capital Purchase Program.

As of December 31, 2011, we had approximately $1.4 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.  We expect to pay the outstanding commitments as of December 31, 2011 through the normal cash flows of our business operations.

Statement of Cash Flows

Operating Activities.  Cash flows from continuing operating activities primarily include net income (loss), adjusted for items in net income (loss) that did not impact cash.  Net cash flows provided by continuing operating activities decreased by $19.8 million to $303.2 million for the year ended December 31, 2011 from $323.0 million for the year ended December 31, 2010.  The decrease was due to the decrease in provision for credit losses in 2011 partially offset by the acquisition related gain recognized in 2010.

Net cash provided by continuing operating activities increased by $254.6 million to $323.0 million for the year ended December 31, 2010 from $68.4 million for the year ended December 31, 2009.  The increase was due to an increase in net income and receipt of tax refunds.

Investing Activities.  Cash used in continuing investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the year ended December 31, 2011, the Company had net cash flows used in continuing investing activities of $318.4 million compared to net cash flows provided by continuing investing activities of $1.4 billion for the year ended December 31, 2010.  The change was primarily due to fewer sales of investment securities.

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

Financing Activities.  Cash flows from continuing financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the year ended December 31, 2011, the Company had net cash flows used in continuing financing activities of $584.3 million compared to net cash flows used in continuing financing activities of $1.3 billion for the year ended December 31, 2010.  The change in cash flows from financing activities was primarily due to a decrease in deposits but at a slower rate than the previous year.

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

Asset Liability Management.  Management and our Treasury Group continually monitor our sensitivity to interest rate changes.  It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products.  The strategy we employ to manage our interest rate risk is to measure our risk using an asset/liability simulation model.  The model considers several factors to determine our potential exposure to interest rate risk, including measurement of repricing gaps, duration, convexity, value at risk, and the market value of portfolio equity under assumed changes in the level of interest rates, shape of the yield curves, and general market volatility.  Management controls our interest rate exposure using several strategies, which include adjusting the maturities of securities in our investment portfolio, and limiting fixed rate loans or fixed rate deposits with terms of more than five years.  We also use derivative instruments, principally interest rate swaps, to manage our interest rate risk.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2011 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2011 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10% and 5%, respectively, in the first three months, 12%, 26%, and 16%, respectively, in the next nine months, 51%, 56% and 54%, respectively, from one year to five years, and 33%, 8%, and 25%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total

Interest Earning Assets:
Interest earning deposits with banks	$97,944	$981	$1,412	$—	$100,337
Investment securities	271,247	406,690	1,241,511	589,964	2,509,412
Loans held for sale	4,727	—	—	—	4,727
Loans, including covered loans	2,568,265	1,104,961	2,200,935	76,834	5,950,995
Total interest earning assets	$2,942,183	$1,512,632	$3,443,858	$666,798	$8,565,471

Interest Bearing Liabilities:
NOW and money market deposit accounts	$204,771	$563,769	$1,447,071	$429,723	$2,645,334
Savings deposits	40,971	119,268	408,096	185,275	753,610
Time deposits	512,373	1,145,335	637,120	68,141	2,362,969
Short-term borrowings	23,099	58,442	121,807	16,606	219,954
Long-term borrowings	60,756	30,525	171,236	3,747	266,264
Junior subordinated notes issued to capital trusts	152,065	—	—	6,473	158,538
Total interest bearing liabilities	$994,035	$1,917,339	$2,785,330	$709,965	$6,406,669

Rate sensitive assets (RSA)	$2,942,183	$4,454,815	$7,898,673	$8,565,471	$8,565,471
Rate sensitive liabilities (RSL)	$994,035	$2,911,374	$5,696,704	$6,406,669	$6,406,669
Cumulative GAP (GAP=RSA-RSL)	$1,948,148	$1,543,441	$2,201,969	$2,158,802	$2,158,802

RSA/Total assets	29.92%	45.30%	80.33%	87.11%	87.11%
RSL/Total assets	10.11%	29.61%	57.93%	65.15%	65.15%
GAP/Total assets	19.81%	15.70%	22.39%	21.95%	21.95%
GAP/RSA	66.21%	34.65%	27.88%	25.20%	25.20%

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over Once Year Horizon
Changes in	At December 31, 2011		At December 31, 2010
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$9,221	2.90%	$1,607	0.50%
+ 1.00%	$3,538	1.10%	$473	0.10%

In the interest rate sensitivity table above, changes in net interest income between December 31, 2011 and December 31, 2010 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to certificates of deposit in a rising rate environment.

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

December 31, 2011, 2010, and 2009

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  See “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Mitchell Feiger	/s/ Jill E. York
Mitchell Feiger	Jill E. York
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

February 10, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders

MB Financial, Inc.

We have audited MB Financial, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, MB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of MB Financial, Inc. and our report dated February 10, 2012 expressed an unqualified opinion.

/s/ McGladrey & Pullen, LLP
Chicago, Illinois
February 10, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders

MB Financial, Inc.

We have audited the consolidated balance sheets of MB Financial, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MB Financial, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MB Financial Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP
Chicago, Illinois
February 10, 2012

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(Amounts in thousands, except common share data)

	December 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$144,228	$106,726
Interest earning deposits with banks	100,337	737,433
Total cash and cash equivalents	244,565	844,159
Investment securities:
Securities available for sale, at fair value	1,929,297	1,597,743
Securities held to maturity, at amortized cost ($511,022 fair value at December 31, 2011)	499,283	—
Non-marketable securities - FHLB and FRB stock	80,832	80,186
Total investment securities	2,509,412	1,677,929

Loans held for sale	4,727	—
Loans:
Total loans, excluding covered loans	5,288,451	5,805,481
Covered loans	662,544	812,330
Total loans	5,950,995	6,617,811
Less: Allowance for loan loss	126,798	192,217
Net loans	5,824,197	6,425,594
Lease investment, net	135,490	126,906
Premises and equipment, net	210,705	210,886
Cash surrender value of life insurance	125,309	125,046
Goodwill, net	387,069	387,069
Other intangibles, net	29,494	35,159
Other real estate owned, net	78,452	71,476
Other real estate owned related to FDIC transactions	60,363	44,745
FDIC indemnification asset	80,830	215,460
Other assets	142,459	155,935
Total assets	$9,833,072	$10,320,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$1,885,694	$1,691,599
Interest bearing	5,761,913	6,461,359
Total deposits	7,647,607	8,152,958
Short-term borrowings	219,954	268,844
Long-term borrowings	266,264	285,073
Junior subordinated notes issued to capital trusts	158,538	158,571
Accrued expenses and other liabilities	147,682	110,132
Total liabilities	8,440,045	8,975,578
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 1,000,000 shares at December 31, 2011 and December 31, 2010; series A, 5% cumulative perpetual, 196,000 shares issued and outstanding at December 31, 2011 and December 31, 2010, $1,000 liquidation value)	194,719	194,104
Common stock, ($0.01 par value; authorized 70,000,000 shares at December 31, 2011 and December 31, 2010; issued 54,824,912 shares at December 31, 2011 and 54,576,043 at December 31, 2010)	548	546
Additional paid-in capital	731,248	725,400
Retained earnings	427,956	402,810
Accumulated other comprehensive income	39,150	22,233
Less: 160,419 and 145,449 shares of Treasury stock, at cost, at December 31, 2011 and December 31, 2010, respectively	(3,044)	(2,828)
Controlling interest stockholders’ equity	1,390,577	1,342,265
Noncontrolling interest	2,450	2,521
Total stockholders’ equity	1,393,027	1,344,786
Total liabilities and stockholders’ equity	$9,833,072	$10,320,364

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010, and 2009

(Amounts in thousands, except share and per share data)

	2011	2010	2009
Interest income:
Loans	$324,793	$364,484	$331,270
Investment securities:
Taxable	41,349	50,541	45,777
Nontaxable	17,265	13,585	14,754
Federal funds sold	—	2	—
Other interest earning accounts	1,153	1,028	1,737
Total interest income	384,560	429,640	393,538
Interest expense:
Deposits	44,881	75,850	121,614
Short-term borrowings	849	1,145	5,166
Long-term borrowings and junior subordinated notes	13,557	12,873	16,206
Total interest expense	59,287	89,868	142,986
Net interest income	325,273	339,772	250,552
Provision for credit losses	120,750	246,200	231,800
Net interest income after provision for credit losses	204,523	93,572	18,752
Other income:
Loan service fees	7,698	6,517	6,913
Deposit service fees	39,070	38,934	30,600
Lease financing, net	26,939	21,853	18,528
Brokerage fees	5,884	5,012	4,606
Trust and asset management fees	17,324	15,037	12,593
Net gain on sale of securities available for sale	640	18,648	14,029
Increase in cash surrender value of life insurance	4,377	3,516	2,459
Net gain (loss) on sale of assets	283	630	(13)
Acquisition related gains	—	62,649	28,547
Accretion of FDIC indemnification asset	4,838	9,678	—
Card fees	7,017	7,057	4,551
Net loss recognized on other real estate owned	(13,613)	(9,285)	(429)
Other operating income	8,649	5,510	4,770
Total other income	109,106	185,756	127,154
Other expenses:
Salaries and employee benefits	153,858	144,349	120,654
Occupancy and equipment expense	35,467	34,845	31,521
Computer services and telecommunication expense	14,885	14,615	13,444
Advertising and marketing expense	7,038	6,465	4,185
Professional and legal expense	6,147	5,803	4,680
Brokerage fee expense	1,557	1,926	1,999
Other intangibles amortization expense	5,665	6,214	4,491
FDIC insurance premiums	11,864	15,600	16,762
Branch impairment charges	1,594	—	4,000
Other real estate expense, net	4,294	2,694	871
Other operating expenses	27,264	26,265	21,143
Total other expenses	269,633	258,776	223,750
Income (loss) before income taxes and discontinued operations	43,996	20,552	(77,844)
Income taxes	5,268	24	(45,265)
Income (loss) from continuing operations	38,728	20,528	(32,579)
Income from discontinued operations, net of tax	—	—	6,453
Net income (loss)	$38,728	$20,528	$(26,126)
Dividends and discount accretion on preferred shares	10,414	10,382	10,298
Net income (loss) available to common stockholders	$28,314	$10,146	$(36,424)

See Accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010, and 2009

(Amounts in thousands, except share and per share data)

	2011	2010	2009
Common share data:
Basic earnings (loss) per common share from continuing operations	$0.71	$0.39	$(0.81)
Basic earnings per common share from discontinued operations	—	—	0.16
Impact of preferred stock dividends on basic earnings (loss) per common share	(0.19)	(0.20)	(0.26)
Basis earnings (loss) per common share	0.52	0.19	(0.91)

Diluted earnings (loss) per common share from continuing operations	0.71	0.39	(0.81)
Diluted earnings per common share from discontinued operations	—	—	0.16
Impact of preferred stock dividends on diluted earnings (loss) per common share	(0.19)	(0.20)	(0.26)
Diluted earnings (loss) per common share	0.52	0.19	(0.91)

Weighted average common shares outstanding	54,057,158	52,724,715	40,042,655
Diluted weighted average common shares outstanding	54,337,280	53,035,047	40,042,655

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010, and 2009

(Amounts in thousands, except share and per share data)

						Accumulated
						Other
				Additional		Comprehensive			Total Stock-
	Comprehensive	Preferred	Common	Paid-in	Retained	Income (Loss),	Treasury	Noncontrolling	holders’
	Income (Loss)	Stock	Stock	Capital	Earnings	Net of Tax	Stock	Interest	Equity
Balance at December 31, 2008		$193,025	$375	$445,692	$495,505	$16,910	$(85,312)	$2,629	$1,068,824
Net loss	$(26,126)				(26,126)			166	(25,960)
Unrealized holding losses on investment securities, net of tax expense of $1,301	(4,195)
Reclassification adjustments for gains included in net income, net of tax expense of ($6,860)	(7,169)
Other comprehensive loss, net of tax	(11,364)					(11,364)			(11,364)
Comprehensive loss	$(37,490)
Reissuance of 328,070 shares of treasury stock, for restricted stock awards, net of forfeitures and amortization				2,684	(10,660)		10,660		2,684
Issuance of 21,305 shares of common stock for restricted stock awards			—	—					—
Restricted stock vested - tax effect from change in market value				(403)					(403)
Purchase of 9,099 shares of treasury stock for tax withholdings on employee stock awards							(130)		(130)
Reissuance of 4,985 shares of treasury stock for employee stock awards				(55)	(107)		162		—
Paid-in capital — stock options				2,426					2,426
Stock options exercised - reissuance of 46,349 shares of treasury stock				96	(835)		1,173		434
Tax effect of expired non-qualified stock options				(207)					(207)
Excess tax benefits from stock-based payment arrangements				28					28
Issuance of 13,545,671 shares of common stock, net of issuance costs			136	206,245					206,381
Reissuance of 2,120,761 shares of treasury stock for Dividend Reinvestment and Stock Purchase Plan					(46,851)		70,812		23,961
Dividends and discount accretion on preferred shares		497			(10,298)				(9,801)
Restricted stock unit dividends				9	(9)				—
Cash dividends declared ($0.15 per share)					(5,449)				(5,449)
Distributions to noncontrolling interest								(244)	(244)
Purchase of 12,826 shares held in trust for deferred compensation plan				80			(80)		—
Balance at December 31, 2009		$193,522	$511	$656,595	$395,170	$5,546	$(2,715)	$2,551	$1,251,180
Net income	$20,528				20,528			220	20,748
Unrealized holding gains on investment securities, net of tax expense of $17,941	28,062
Reclassification adjustments for gains included in net income, net of tax income of ($7,273)	(11,375)
Other comprehensive income, net of tax	16,687					16,687			16,687
Comprehensive income	$37,215
Issuance of 155,540 shares of common stock for restricted stock awards and amortization			2	2,947					2,949
Issuance of 19,917 shares of common stock for restricted salary stock awards and amortization				370					370
Restricted stock vested - tax effect from change in market value				(348)					(348)
Purchase of 21,886 shares of treasury stock for tax withholdings on employee stock awards							(406)		(406)
Reissuance of 20,585 shares of treasury stock for employee stock awards					(382)		382		—
Paid-in capital — stock options				1,870					1,870
Stock options exercised - issuance of 46,930 shares				381					381
Tax effect of expired non-qualified stock options				(1,421)					(1,421)
Excess tax benefits from stock-based payment arrangements				203					203
Issuance of 3,243,712 shares of common stock, net of issuance costs			33	64,714					64,747
Dividends and discount accretion on preferred shares		582			(10,382)				(9,800)
Cash dividends declared ($0.04 per share)					(2,124)				(2,124)
Distributions to noncontrolling interest								(250)	(250)
Purchase of 10,245 shares held in trust for deferred compensation plan				89			(89)		—
Balance at December 31, 2010		$194,104	$546	$725,400	$402,810	$22,233	$(2,828)	$2,521	$1,344,786

(Continued)

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010, and 2009

(Amounts in thousands, except share and per share data)

						Accumulated
						Other
				Additional		Comprehensive			Total Stock-
	Comprehensive	Preferred	Common	Paid-in	Retained	Income (Loss),	Treasury	Noncontrolling	holders’
	Income	Stock	Stock	Capital	Earnings	Net of Tax	Stock	Interest	Equity
Balance at December 31, 2010		$194,104	$546	$725,400	$402,810	$22,233	$(2,828)	$2,521	$1,344,786
Net income	$38,728				38,728			239	38,967
Unrealized holding gains on investment securities, net of tax expense of $11,654	17,300
Reclassification adjustments for gains included in net income, net of tax income of $257	(383)
Other comprehensive income, net of tax	16,917					16,917			16,917
Comprehensive income	$55,645
Issuance of 155,859 shares of common stock for restricted stock awards and amortization and cancellation of 42,066 shares			1	2,864					2,865
Issuance of 22,900 shares of common stock for restricted salary stock awards and amortization			—	412					412
Restricted stock vested - tax effect from change in market value				(157)					(157)
Purchase of 63,331 shares of treasury stock for tax withholdings on employee stock awards							(1,238)		(1,238)
Reissuance of 49,425 shares of treasury stock for employee stock awards					(968)		968		—
Paid-in capital — stock options				1,559					1,559
Stock options exercised - issuance of 111,902 shares			1	1,902					1,903
Stock options exercised - reissuance of 5,250 shares of treasury stock					(15)		104		89
Tax effect of expired non-qualified stock options				(745)					(745)
Excess tax benefits from stock-based payment arrangements				(53)					(53)
Issuance of 274 shares of common stock, net of issuance costs			—	16					16
Dividends and discount accretion on preferred shares		615			(10,414)				(9,799)
Cash dividends declared ($0.04 per share)					(2,185)				(2,185)
Distributions to noncontrolling interest								(310)	(310)
Purchase of 6,314 shares held in trust for deferred compensation plan				50			(50)		—
Balance at December 31, 2011		$194,719	$548	$731,248	$427,956	$39,150	$(3,044)	$2,450	$1,393,027

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010, and 2009

(Amounts in Thousands)

	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$38,728	$20,528	$(26,126)
Net income from discontinued operations	—	—	(6,453)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Depreciation of premises and equipment	13,577	11,513	11,776
Depreciation of leased equipment	42,390	43,130	38,267
Impairment charges on branch facilities	1,594	—	4,000
Compensation expense for restricted stock awards	3,277	3,319	2,684
Compensation expense for stock option grants	1,559	1,870	2,454
(Gain) loss on sales of premises and equipment and leased equipment	(1,923)	(1,162)	382
Amortization of other intangibles	5,665	6,214	4,491
Provision for credit losses	120,750	246,200	231,800
Deferred income tax expense (benefit)	5,166	(6,423)	5,525
Amortization of premiums and discounts on investment securities, net	40,894	30,073	13,839
Accretion of premiums and discounts on loans, net	(430)	(1,530)	(1,362)
Accretion of FDIC indemnification asset	(4,838)	(9,678)	—
Net gain on sale of investment securities available for sale	(640)	(18,648)	(14,029)
Proceeds from sale of loans held for sale	47,128	59,093	109,560
Origination of loans held for sale	(51,038)	(58,228)	(108,434)
Net gain on sale of loans held for sale	(2,607)	(865)	(1,126)
Acquisition related gain	—	(62,649)	(28,547)
Net (gain) loss on sales of other real estate owned	(1,016)	725	(15)
Fair value adjustments on other real estate owned	10,988	7,786	535
Net loss (gain) on sales of other real estate owned related to FDIC-assisted transactions	3,642	773	(91)
Increase in cash surrender value of life insurance	(4,377)	(3,516)	(2,420)
Decrease (increase) in other assets,net	9,071	87,722	(137,792)
Increase (decrease) in other liabilities, net	25,599	(33,248)	(30,522)
Net cash provided by continuing operating activities	303,159	322,999	68,396

Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	22,960	1,261,412	2,178,910
Proceeds from maturities and calls of investment securities available for sale	406,154	429,006	389,775
Purchase of investment securities available for sale	(769,897)	(410,888)	(2,167,106)
Proceeds from maturities and calls of investment securities held to maturity	543	—	—
Purchase of investment securities held to maturity	(501,464)	—	—
Purchase of non-marketable securities - FHLB and FRB stock	(646)	—	—
Net decrease (increase) in loans	155,129	317,705	(174,237)
Proceeds from sale of loans held for sale	207,530	—	—
Purchases of premises and equipment	(18,030)	(46,100)	(9,471)
Purchases of leased equipment	(56,696)	(29,483)	(59,436)
Proceeds from sales of premises and equipment	1,483	3,806	507
Proceeds from sales of leased equipment	8,041	6,792	3,345
Proceeds from sale of other real estate owned	43,847	20,682	14,127
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	26,932	64,173	5,011
Principal paid on lease investments	(679)	(1,438)	(119)
Life insurance death benefit	4,114	416	—
Net cash (paid) proceeds received in FDIC-assisted acquisitions	—	(414,015)	4,673,246
Net proceeds from FDIC related covered assets	152,238	179,724	30,418
Net cash (used in) provided by continuing investing activities	(318,441)	1,381,792	4,884,970

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(505,351)	(1,214,318)	(4,804,275)
Net decrease in short-term borrowings	(48,890)	(55,073)	(172,000)
Proceeds from long-term borrowings	14,854	4,236	4,962
Principal paid on long-term borrowings	(33,663)	(50,512)	(145,078)
Issuance of common stock, net of issuance costs	—	64,747	206,381
Treasury stock transactions, net	(1,149)	(406)	23,961
Stock options exercised	1,903	381	1,269
Excess tax benefits from share-based payment arrangements	(53)	203	28
Dividends paid on preferred stock	(9,799)	(9,800)	(9,256)
Dividends paid on common stock	(2,164)	(2,110)	(5,449)
Net cash used in continuing financing activities	(584,312)	(1,262,652)	(4,899,457)

Net (decrease) increase in cash and cash equivalents from continuing operations	$(599,594)	$442,139	$53,909

Cash Flows From Discontinued Operations
Net cash provided by operating activities of discontinued operations	—	—	6,453
Net cash used in investing activities of discontinued operations	—	—	—
Net cash provided by financing activities of discontinued operations	—	—	—
Net cash provided by discontinued operations	—	—	6,453

Net (decrease) increase in cash and cash equivalents	$(599,594)	$442,139	$60,362

Cash and cash equivalents:
Beginning of year	844,159	402,020	341,658
End of year	$244,565	$844,159	$402,020

 (continued)

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, 2011, 2010, and 2009

(Amounts in Thousands)

	2011	2010	2009

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$61,098	$95,190	$152,624
Net income tax (refunds) payments, net	(7,015)	(27,289)	(12,456)

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$60,795	$63,958	$46,992
Loans transferred to other real estate owned related to FDIC-assisted transactions	59,973	46,085	8,025
Loans transferred to repossessed vehicles	1,281	1,559	1,944
Loans transferred to loans held for sale	205,740	—	—
Reclassification of reserves on unfunded credit commitments	17,050	—	—

Supplemental Schedule of Noncash Investing Activities From Acquisitions:

Noncash assets acquired:
Investment securities available for sale	$—	$27,840	$1,931,646
Loans, net of discount	—	750,537	319,114
Other real estate owned	—	44,847	15,936
Premises and equipment, net	—	243	34
Goodwill	—	—	—
Other intangibles, net	—	3,665	16,422
FDIC indemnification asset	—	337,534	72,630
Other assets	—	9,796	13,186
Total noncash assets acquired	$—	$1,174,462	$2,368,968

Liabilities assumed:
Deposits	$—	$684,000	$6,991,980
Short-term borrowings	—	—	7,298
Accrued expenses and other liabilities	—	13,798	14,389
Total liabilities assumed	$—	$697,798	$7,013,667
Net noncash assets acquired (liabilities assumed)	$—	$476,664	$(4,644,699)

Net cash and cash equivalents (paid) acquired	$—	$(414,015)	$4,673,246

Noncontrolling interest	$—	$—	$—

Net gains recorded on acquisitions	$—	$62,649	$28,547

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Significant Accounting Policies

MB Financial, Inc. (the Company, we, us, our) is a financial holding company providing a full range of financial services to individuals and corporate customers through its banking subsidiary, MB Financial Bank, N.A. ( MB Financial Bank).

The Company’s primary market is the Chicago, Illinois metropolitan area, in which MB Financial Bank operates 87 banking offices through MB Financial Bank, N.A. MB Financial Bank also operates one banking office in Philadelphia, Pennsylvania.

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

Investment securities: Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available for sale is based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other factors.  Securities available for sale are reported at fair value with unrealized gains or losses reported as accumulated other comprehensive income, net of the related deferred tax effect.  Securities classified as held to maturity are those securities that the Company intends to hold until maturity and are reported at amortized cost.

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

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans held for sale: Mortgage loans originated and intended for sale in the secondary market are reflected at fair value.  Gains and losses recognized on mortgage loans held for sale include the value of the mortgage servicing rights if the loan is sold with servicing retained by the Company.  Mortgage servicing rights are stratified based on the predominant risk characteristics of rates, terms, and the underlying loan types to measure its fair value.  The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

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

For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful.  Cash collections on impaired loans are generally credited to the loan balance, and no interest income is recognized on those loans until the principal balance has been determined to be collectible.  Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans include nonaccrual loans and loans classified as a troubled debt restructuring. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are charged against the allowance for loan losses.

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

In determining whether a debtor is experiencing financial difficulties, the Company considers if the debtor is in payment default or would be in payment default in the foreseeable future without the modification, the debtor declared or is in the process of declaring bankruptcy, there is substantial doubt that the debtor will continue as a going concern, the debtor has securities that have been or are in the process of being delisted, the debtor’s entity-specific projected cash flows will not be sufficient to service any of its debt, or the debtor cannot obtain funds from sources other than the existing creditors at a market rate for debt with similar risk characteristics.

In determining whether the Company has granted a concession, the Company assesses, if it does not expect to collect all amounts due, whether the current value of the collateral will satisfy the amounts owed, whether additional collateral or guarantees from the debtor will serve as adequate compensation for other terms of the restructuring, and whether the debtor otherwise has access to funds at a market rate for debt with similar risk characteristics.

A loan that is modified at a market rate of interest will not be classified as troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.  Payment performance prior and subsequent to the restructuring is taken into account in assessing whether it is likely that the borrower can meet the new terms.  This may result in the loan being returned to accrual at the time of restructuring.  A period of sustained repayment for at least six months generally is required for return to accrual status.

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

Allowance for loan and lease losses:  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectability of loans and prior loss and recovery experience as appropriate under GAAP.  The allowance for loan losses is based on management’s evaluation of the loan portfolio giving consideration to the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and prevailing economic conditions that may affect the borrower’s ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review MB Financial Bank’s allowance for loan losses, and may require it to recognize adjustments to its allowance based on their judgments of information available to them at the time of their examinations.

The allowance for loan losses is comprised of three elements: a general loss reserve; a specific reserve for impaired loans; and a reserve for smaller-balance homogenous loans.  Each element is discussed below.

General Loss Reserve - We maintain a general loan loss reserve for the four categories of commercial-related loans in our portfolio - commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans.  Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

any loan committee.  Loans rated one represent those loans least likely to default and a loan rated nine represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  We use a loan loss reserve model that incorporates the migration of loan risk ratings and historical default data over a multi-year period to develop our estimated default factors (EDFs).  The model tracks annual loan rating migrations by loan type and currently uses loan risk rating migrations for ten years.  The migration data is adjusted by using average losses for an economic cycle to develop EDFs by loan type, risk rating and maturity.  EDFs are updated annually in December.  During 2011, we shortened the period of time used in computing average losses for an economic cycle to ten years.

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

To account for current economic conditions, the general allowance for loan and lease losses (ALLL) also includes adjustments for macroeconomic factors.  Macroeconomic factors adjust the ALLL upward or downward based on the current point in the economic cycle using predictive economic data and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, construction real estate and lease loan components.  Our macroeconomic factors are based on regression analyses that reflect a high correlation between certain macroeconomic factors and industry wide charge-off rates.  The correlation of over 25 indicators to charge-offs were tested (change in fed funds rate, change in personal income, durable goods orders, etc.).  We annually review this data to determine that such a correlation continues to exist.  We currently use the following macroeconomic indicators in our macroeconomic factor computation:

Commercial and industrial loans and lease loans:  Crude oil prices, our prior period charge-off rates and the manufacturing index.

Commercial real estate loans and construction loans:  Crude oil prices, our prior period charge-off rates and the consumer confidence index.

Using the indicators noted above, a predicted industry wide charge-off rate is calculated.  The predicted charge-off percentage is then compared to the cycle average charge-off percentage used in our EDF computation discussed above, and a macroeconomic adjustment factor is calculated.  The macroeconomic adjustment factor is applied to each commercial loan type.  Each year, we review the predictive nature of the macroeconomic factors by comparing actual charge-offs to the predicted model charge-offs, re-run our regression analysis and recalibrate the macroeconomic factors as appropriate.

Specific Reserves - The allowance for loan losses also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

At each quarter-end, impaired loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing each loan.  Generally, the Company obtains a current external appraisal (within 12 months) on real estate secured impaired loans.  Our appraisal policy is designed to comply with the Interagency Appraisal and Evaluation Guidelines, most recently updated on December 2010. As part of our compliance with these other regulations, we maintain an internal Appraisal Review Department that engages and reviews all third party appraisals.

For impaired loans with real estate as all or part of the collateral, third party appraisals are obtained annually at a minimum. The only exception occurs where we are in a second position and it is determined that the amount of the first mortgage (when known) far exceeds a reasonable value for the property.  Other valuation techniques are used as well, including internal valuations, comparable property analyses and contractual sales information.

In addition, each impaired loan with real estate collateral is reviewed quarterly by the Chief Real Estate Appraiser to determine that the most recent valuation remains appropriate during subsequent quarters until the next appraisal is received.  If considered necessary by the Chief Real Estate Appraiser, the appraised value may be further discounted by internally applying accepted appraisal methodologies to an older appraisal.  Accepted appraisal methodologies include:  income capitalization approach adjusting for changes in underlying leases, adjustments related to condominium projects with units sales, adjustments for loan fundings, and “As is” compared to “As Stabilized” valuations.  As of December 31, 2011, almost all appraisals were completed within the previous 12 months.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other valuation techniques are also used to value non-real estate assets.  Discounts may be applied in the impairment analysis used for general business assets (GBA).  Examples of GBA include accounts receivable, inventory, and any marketable securities pledged. The discount is used to reflect collection risk in the event of default that may not have been included in the valuation of the asset.

Smaller Balance Homogenous Loans - Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one-year time horizon.

Loans acquired through transfer: Loans acquired through the completion of a transfer, including loans that have evidence of deterioration of credit quality since origination and for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. Loans are evaluated individually to determine if there is evidence of deterioration of credit quality since origination.  Loans where there is evidence of deterioration of credit quality since origination may be aggregated and accounted for as a pool of loans if the loans being aggregated have common risk characteristics.  The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield net of any impact of the loss share agreement with the FDIC, if applicable, on the loan over its remaining estimated life. Decreases in expected cash flows are recognized immediately as impairment. If the Company does not have the information necessary to reasonably estimate cash flows to be expected, it may use the cost recovery method or cash basis method of income recognition.  Valuation allowances on these impaired loans reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received).

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

Premises and equipment: Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets.  Useful lives range from five to ten years for furniture and equipment, and five to thirty-nine years for buildings and building improvements.  Land improvements are amortized over a period of fifteen years and leasehold improvements are amortized over the term of the related lease or the estimated useful lives of the improvements, whichever is shorter.  Land is not subject to depreciation.  Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over their identified useful lives.  Premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.  During 2009, the Company conducted an impairment review of branch office locations to be consolidated due to the Company’s acquisitions in 2009 (see Note 2 below).  As a result, the Company recognized a $4.0 million impairment charge related to three branches in 2009.  During 2011, the Company recognized a $1.6 million impairment charge caused by the decision to close three branches.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other real estate owned (OREO): OREO includes real estate assets that have been received in satisfaction of debt.  OREO is initially recorded at fair value less estimated selling costs, which establishes the cost basis.  Subsequently, OREO is carried at the lower of the cost basis or fair value less estimated selling costs.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequently, unrealized losses and realized gains and losses on sale are included in other noninterest income.  Operating results from OREO are recorded separately on the income statement within other noninterest expense.

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

When cash flow estimates are adjusted downward for a particular loan pool, the FDIC indemnification asset is increased.  An allowance for loan losses is established for the impairment of the loans.  A provision for loan losses is recognized for the difference between the increase in the FDIC indemnification asset and the decrease in cash flows.

When cash flow estimates are adjusted upward for a particular loan pool, the FDIC indemnification asset is decreased.  The difference between the decrease in the FDIC indemnification asset and the increase in cash flows is accreted over the estimated life of the loan pool.

When cash flow estimates are adjusted downward for covered foreclosed real estate, the FDIC indemnification asset is increased.  A charge is recognized for the difference between the increase in the FDIC indemnification asset and the decrease in cash flows.

When cash flow estimates are adjusted upward for covered foreclosed real estate, the FDIC indemnification asset is decreased.  Any write-down after the transfer to covered foreclosed real estate is reversed.

In both scenarios, the claw-back liability (as discussed under Note 2) will increase or decrease accordingly.

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

Derivative financial instruments and hedging activities: ASC Topic 815 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  ASC Topic 815 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

All derivatives are recognized on the consolidated balance sheet at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative as either a fair value hedge (i.e. a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e. a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a stand-alone derivative (i.e. an instrument with no hedging designation).  For a derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.  Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item; the derivative expires or is sold, terminated, or exercised; or management determines that designation of the derivative as a hedging instrument is no longer appropriate.  When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the Company continues to carry the derivative on the balance sheet at its fair value, and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability.

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

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards and tax credit carryforwards, while deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

	Years Ended
	December 31,
	2011	2010	2009
Distributed earnings allocated to common stock	$2,183	$2,118	$5,419
Undistributed earnings (loss) allocated to common stock	36,512	18,352	(37,832)
Net earnings (loss) from continuing operations allocated to common stock	38,695	20,470	(32,413)
Net earnings from discontinued operations allocated to common stock	—	—	6,453
Less: preferred stock dividends and discount accretion	10,414	10,382	10,298
Net earnings (loss) allocated to common stock	28,281	10,088	(36,258)
Net earnings (loss) allocated to participating securities	33	58	(166)
Net income (loss) allocated to common stock and participating securities	$28,314	$10,146	$(36,424)

Weighted average shares outstanding for basic earnings per common share	54,057,158	52,724,715	40,042,655
Dilutive effect of stock-based compensation	280,122	310,332	—
Weighted average shares outstanding for diluted earnings per common share	54,337,280	53,035,047	40,042,655

Basic earnings (loss) per common share from continuing operations	$0.71	$0.39	$(0.81)
Basic earnings per common share from discontinued operations	$—	$—	$0.16
Impact of preferred stock dividends on basic earnings (loss) per common share	$(0.19)	$(0.20)	$(0.26)
Basic earnings (loss) per common share	$0.52	$0.19	$(0.91)

Diluted earnings (loss) per common share from continuing operations	$0.71	$0.39	$(0.81)
Diluted earnings per common share from discontinued operations	$—	$—	$0.16
Impact of preferred stock dividends on diluted earnings (loss) per common share	$(0.19)	$(0.20)	$(0.26)
Diluted earnings (loss) per common share	$0.52	$0.19	$(0.91)

Comprehensive income: Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of deferred taxes, which are reported as a separate component of stockholders’ equity on the consolidated balance sheet.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting: The Company has one reportable segment.  The Company’s chief operating decision-makers use consolidated information to make operating and strategic decisions.

New authoritative accounting guidance:

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

ASC Topic 310 “Receivables,” Subtopic 310-40 “Troubled Debt Restructurings by Creditors.”  New authoritative accounting guidance under Subtopic 310-40, “Receivables — Troubled Debt Restructurings by Creditors” amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring.  The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The new authoritative guidance was effective for the reporting periods beginning after June 15, 2011 and was applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The Company adopted this new guidance on July 1, 2011 and it did not have an impact on the Company’s statements of income and financial condition.

ASC Topic 860 “Transfers and Servicing.”  New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing” amended prior guidance on the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The new authoritative guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion.  The new guidance does not change any other existing criteria applicable to the assessment of effective control.  The new authoritative guidance will be effective for reporting periods after January 1, 2012 and is not expected to have an impact on the Company’s statements of income and financial condition.

ASC Topic 820 “Fair Value Measurement.”  New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurement” amended prior guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The new authoritative guidance clarifies the highest and best use and valuation premise, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, measuring the fair value of financial instruments that are managed within a portfolio, and the application of premiums and discounts in a fair value measurement. The new authoritative guidance also requires additional disclosures about fair value measurements. The new authoritative guidance will be effective for reporting periods after January 1, 2012 and is not expected to have an impact on the Company’s statements of income and financial condition.

ASC Topic 220 “Comprehensive Income.”  New authoritative accounting guidance under ASC Topic 220, “Comprehensive Income” amended prior guidance to increase the prominence of items reported in other comprehensive income.  The new guidance requires that all changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance does not change the items that must be reported in other comprehensive income.  The new authoritative guidance will be effective for reporting periods after January 1, 2012 and is not expected to have an impact on the Company’s statements of income and financial condition.

ASC Topic 350 “Intangibles — Goodwill and Other.”  New authoritative accounting guidance under ASC Topic 350, “Intangibles — Goodwill and Other” amended prior guidance to allow an entity to use a qualitative approach to test

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goodwill for impairment.  The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not (having a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The new authoritative guidance will be effective for reporting periods after January 1, 2012, with early adoption permitted, and is not expected to have an impact on the Company’s statements of income and financial condition.

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

On April 23, 2010, MB Financial Bank assumed certain deposits of Chicago-based Broadway Bank (“Broadway”) and New Century Bank (“New Century”) and acquired certain assets of Broadway and New Century in loss-sharing transactions facilitated by the FDIC.  MB Financial Bank will share in the losses on assets (loans and other real estate owned) covered under the loss-share agreements (referred to as “covered loans” and “covered other real estate owned”).  The FDIC has agreed to reimburse MB Financial Bank for 80% of losses.  The loss-share agreements require that MB Financial Bank follow certain servicing procedures and other conditions as specified in the agreements or risk losing FDIC reimbursement of covered loan losses.  The Company accounts for MB Financial Bank’s loss-share agreements with the FDIC as an indemnification asset.

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

At the purchase date, our internal estimates expected credit performance to be better than the thresholds set by the FDIC for the Benchmark, Broadway, and New Century transactions; therefore, a separate clawback liability was booked for each of these three transactions. At December 31, 2011, the amounts of the clawback liabilities were $2.3 million, $7.2 million, and $3.6 million for the Benchmark, Broadway, and New Century transactions, respectively.

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

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated fair values of the assets acquired and liabilities assumed in the Heritage, InBank, Corus, Benchmark, Broadway, and New Century transactions, as of the closing dates of those transactions were as follows (in thousands):

Assets Acquired and Liabilities Assumed

(Dollar Amounts in Thousands)

	Heritage	InBank	Corus	Benchmark	Broadway	New Century
	February 27,	September 4,	September 11,	December 4,	April 23,	April 23,
	2009	2009	2009	2009	2010	2010
ASSETS
Cash and cash equivalents	$32,967	$11,593	$574,577	$36,626	$50,737	$19,465
Investment securities available for sale	18,444	28,397	1,878,741	6,064	25,281	2,559
Loans, net of discount	117,763	100,634	26,084	74,633	457,612	292,925
Premises and equipment	—	34	—	—	—	243
Core deposit intangible	2,095	—	14,327	—	405	101
Other real estate owned	934	4,946	—	10,056	36,320	8,527
FDIC indemnification asset	40,527	—	—	32,103	250,370	87,164
Other assets	844	685	7,498	4,159	6,054	3,742
Total assets	$213,574	$146,289	$2,501,227	$163,641	$826,779	$414,726

LIABILITIES
Deposits	$216,537	$135,347	$6,476,456	$163,640	$257,781	$426,219
Other borrowings	—	—	242	7,056	—	—
Accrued expenses and other liabilities	674	743	10,374	2,598	9,729	4,069
Total liabilities	$217,211	$136,090	$6,487,072	$173,294	$267,510	$430,288

Cash paid (received) on acquisition	$(3,637)	$(23)	$(3,985,845)	$(27,978)	$497,935	$(16,877)

Net gain recorded on acquisition	$—	$10,222	$—	$18,325	$61,334	$1,315

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

MB FINANCIAL, INC. & SUBSIDIARIES

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

The results of operations for the Company’s merchant card processing business were as follows (in thousands):

Year Ended
December 31,
2009 (1)

Interest income	$—
Interest expense	—
Net interest income	—
Provision for loan losses	—
Net interest income after provision for loans losses	—
Other income	9,914
Other expenses	9,535
Income before income taxes	379
Applicable income taxes	148
Operating income from discontinued operations	231
Gain on sale of discontinued operations, net of tax	6,222
$6,453

(1)         Represents results of operations through the date of sale, August 10, 2009.

Note 4.   Restrictions on Cash and Due From Banks

MB Financial Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those required reserve balances was approximately $57.1 million and $56.4 million at December 31, 2011 and 2010, respectively.

The nature of the Company’s business requires that it maintain amounts with banks and federal funds sold which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships and the Company has not experienced any losses in such accounts.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.          Investment Securities

Carrying amounts and fair values of investment securities are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2011:
Available for Sale
U.S. Government sponsored agencies and enterprises	$39,640	$2,761	$—	$42,401
States and political subdivisions	500,979	34,922	(241)	535,660
Residential mortgage-backed securities	1,256,696	26,483	(1,373)	1,281,806
Commercial mortgage-backed securities	51,324	1,361	—	52,685
Corporate bonds	5,899	—	—	5,899
Equity securities	10,457	389	—	10,846
	1,864,995	65,916	(1,614)	1,929,297
Held to Maturity
States and political subdivisions	240,183	7,489	(8)	247,664
Residential mortgage-backed securities	259,100	5,032	(774)	263,358
	499,283	12,521	(782)	511,022

Total	$2,364,278	$78,437	$(2,396)	$2,440,319

December 31, 2010:
Available for Sale
U.S. Government sponsored agencies and enterprises	$18,766	$693	$(25)	$19,434
States and political subdivisions	351,274	14,649	(991)	364,932
Residential mortgage-backed securities	1,174,500	22,716	(680)	1,196,536
Commercial mortgage-backed securities	521	9	—	530
Corporate bonds	6,140	—	—	6,140
Equity securities	10,093	78	—	10,171
Total	$1,561,294	$38,145	$(1,696)	$1,597,743

We do not have any meaningful direct or indirect holdings of subprime residential mortgage loans, home equity lines of credit, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.  Additionally, more than 99% of our mortgage-backed securities are agency guaranteed.

The Company has no direct exposure to the State of Illinois, but approximately 22% of the state and political subdivisions portfolio consists of securities issued by municipalities in Illinois.

Approximately 40% of state and political subdivisions securities are insured and approximately 85% of the portfolio consists of general obligation issues.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2011 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for Sale
States and political subdivisions	$1,524	$(5)	$1,925	$(236)	$3,449	$(241)
Residential mortgage-backed securities	180,675	(1,372)	308	(1)	180,983	(1,373)
	182,199	(1,377)	2,233	(237)	184,432	(1,614)
Held to maturity
States and political subdivisions	585	(8)	—	—	585	(8)
Residential mortgage-backed securities	107,216	(774)	—	—	107,216	(774)
	107,801	(782)	—	—	107,801	(782)

Totals	$290,000	$(2,159)	$2,233	$(237)	$292,233	$(2,396)

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2010 are summarized as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government sponsored agencies and enterprises	$5,011	$(25)	$—	$—	$5,011	$(25)
States and political subdivisions	30,209	(774)	2,234	(217)	32,443	(991)
Residential mortgage-backed securities	118,009	(677)	405	(3)	118,414	(680)
Totals	$153,229	$(1,476)	$2,639	$(220)	$155,868	$(1,696)

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2011 was 39 compared to 79 at December 31, 2010.  Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether or not the Company is more likely than not to sell the security before recovery of its cost basis.

As of December 31, 2011, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2011, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized net gains on sale of investment securities available for sale are summarized as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Realized gains	$647	$19,189	$15,698
Realized losses	(7)	(541)	(1,669)
Net gains	$640	$18,648	$14,029

The amortized cost and fair value of investment securities as of December 31, 2011 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value

Available for sale:
Due in one year or less	$12,616	$12,802
Due after one year through five years	175,442	188,408
Due after five years through ten years	157,985	174,501
Due after ten years	200,475	208,249
Equity securities	10,457	10,846
Residential and commercial mortgage-backed securities	1,308,020	1,334,491
	1,864,995	1,929,297
Held to maturity:
Due after five years through ten years	3,669	3,884
Due after ten years	236,514	243,780
Residential mortgage-backed securities	259,100	263,358
	499,283	511,022

Total	$2,364,278	$2,440,319

Investment securities available for sale with carrying amounts of $924.9 million and $877.2 million at December 31, 2011 and 2010, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.          Loans

Loans consist of the following at (in thousands):

	December 31,
	2011	2010

Commercial loans	$1,113,123	$1,206,984
Commercial loans collateralized by assignment of lease payments	1,208,575	1,053,446
Commercial real estate	1,853,788	2,176,584
Residential real estate	316,787	328,482
Construction real estate	183,789	423,339
Indirect vehicle	187,481	175,664
Home equity	336,043	381,662
Consumer loans	88,865	59,320
Gross loans, excluding covered loans	5,288,451	5,805,481
Covered loans	662,544	812,330
Total loans(1)	$5,950,995	$6,617,811

(1)          Gross loan balances at December 31, 2011 and 2010 are net of unearned income, including net deferred loan fees of $1.0 million and $3.3 million, respectively.

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

The Company’s extension of credit is governed by its Credit Risk Policy which was established to control the quality of the Company’s loans.  These policies and procedures are reviewed and approved by the Board of Directors on a regular basis.

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

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans outstanding to executive officers and directors of the Company, including companies in which they have management control or beneficial ownership, at December 31, 2011 and 2010, were approximately $22.2 million and $16.8 million, respectively.  In the opinion of management, these loans have similar terms to other customer loans and do not present more than normal risk of collection.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2011 and 2010 (in thousands):

		30-59 Days	60-89 Days	Loans past due	Total
	Current	Past Due	Past Due	90 days or more	Past Due	Total

December 31, 2011:
Commercial	$1,105,139	$2,178	$188	$5,618	$7,984	$1,113,123
Commercial collateralized by assignment of lease payments	1,202,323	3,409	2,463	380	6,252	1,208,575
Commercial real estate
Healthcare	176,594	—	—	—	—	176,594
Industrial	450,029	1,013	1,700	6,642	9,355	459,384
Multifamily	383,882	2,398	1,845	2,772	7,015	390,897
Retail	421,079	2,376	480	3,624	6,480	427,559
Office	181,960	—	—	1,544	1,544	183,504
Other	214,137	457	595	661	1,713	215,850
Residential real estate	311,256	1,231	767	3,533	5,531	316,787
Construction real estate	180,471	—	—	3,318	3,318	183,789
Indirect vehicle	185,363	1,376	386	356	2,118	187,481
Home equity	325,173	2,812	2,314	5,744	10,870	336,043
Consumer	88,854	3	3	5	11	88,865
Gross loans, excluding covered loans	5,226,260	17,253	10,741	34,197	62,191	5,288,451
Covered loans	443,332	14,332	12,618	192,262	219,212	662,544
Total loans (1)	$5,669,592	$31,585	$23,359	$226,459	$281,403	$5,950,995

Nonperforming loan aging	$91,752	$5,916	$5,142	$26,581	$37,639	$129,391

Non-covered loans related to FDIC transactions (2)	$19,656	$1,958	$283	$7,617	$9,858	$29,514

December 31, 2010:
Commercial	$1,194,871	$1,770	$388	$9,955	$12,113	$1,206,984
Commercial collateralized by assignment of lease payments	1,049,096	1,579	1,761	1,010	4,350	1,053,446
Commercial real estate
Healthcare	204,248	—	—	—	—	204,248
Industrial	510,173	6,603	102	6,503	13,208	523,381
Multifamily	433,123	2,228	1,373	24,054	27,655	460,778
Retail	449,532	1,732	759	22,321	24,812	474,344
Office	207,921	171	3,035	6,452	9,658	217,579
Other	284,729	1,204	1,242	9,079	11,525	296,254
Residential real estate	308,524	551	2,690	16,717	19,958	328,482
Construction real estate	351,068	9,383	—	62,888	72,271	423,339
Indirect vehicle	173,179	1,677	486	322	2,485	175,664
Home equity	369,856	2,648	1,095	8,063	11,806	381,662
Consumer	57,480	34	3	1,803	1,840	59,320
Gross loans, excluding covered loans	5,593,800	29,580	12,934	169,167	211,681	5,805,481
Covered loans	510,408	29,226	41,023	231,673	301,922	812,330
Total loans (1)	$6,104,208	$58,806	$53,957	$400,840	$513,603	$6,617,811

Nonperforming loan aging	$202,644	$19,153	$6,464	$134,180	$159,797	$362,441

Non-covered loans related to FDIC transactions (2)	$44,748	$1,041	$1,397	$34,987	$37,425	$82,173

(1)          Includes loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.

(2)          Loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31, 2011 and 2010 (in thousands):

	2011		2010
		Loans past due		Loans past due
		90 days or more		90 days or more
	Nonaccrual	and still accruing	Nonaccrual	and still accruing

Commercial	$34,813	$—	$51,005	$—
Commercial collateralized by assignment of lease payments	2,116	66	1,563	—
Commercial real estate:				—
Healthcare	6,892	—	—
Industrial	29,637	—	36,426
Multifamily	9,145	—	30,344
Office	2,826	—	9,959
Retail	15,333	—	46,857
Other	12,718	—	35,278
Residential real estate	4,300	—	15,950	—
Construction real estate	1,145	—	122,077	—
Indirect vehicles	1,288	16	1,245	1
Home equity	9,087	—	10,095	—
Consumer	9	—	1,642	—
Total	$129,309	$82	$362,441	$1

The reduction in interest income associated with loans on nonaccrual status was approximately $11.9 million, $17.8 million, and $12.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.  Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of December 31, 2011 and 2010 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total

December 31, 2011:
Commercial	$983,935	$56,550	$69,292	$3,346	$1,113,123
Commercial collateralized by assignment of lease payments	1,203,933	—	4,642	—	1,208,575
Commercial real estate
Healthcare	169,702	—	—	6,892	176,594
Industrial	370,760	26,294	62,330	—	459,384
Multifamily	328,617	43,256	15,732	3,292	390,897
Retail	384,590	4,031	38,938	—	427,559
Office	159,162	3,924	20,418	—	183,504
Other	183,490	3,822	28,538	—	215,850
Construction real estate	167,907	4,362	11,520	—	183,789
Total	$3,952,096	$142,239	$251,410	$13,530	$4,359,275

December 31, 2010:
Commercial	$1,011,395	$54,906	$132,608	$8,075	$1,206,984
Commercial collateralized by assignment of lease payments	1,048,787	2,360	2,299	—	1,053,446
Commercial real estate
Healthcare	199,337	—	4,911	—	204,248
Industrial	398,485	47,149	75,879	1,868	523,381
Multifamily	382,998	12,205	65,433	142	460,778
Retail	384,116	23,041	63,165	4,022	474,344
Office	159,117	18,208	40,254	—	217,579
Other	229,838	5,061	61,355	—	296,254
Construction real estate	236,959	21,170	165,210	—	423,339
Total	$4,051,032	$184,100	$611,114	$14,107	$4,860,353

Approximately $114.7 million and $333.5 million of the substandard and doubtful loans were non-performing as of December 31, 2011 and 2010, respectively.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For consumer, residential real estate, home equity, and indirect vehicle loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2011 and 2010 (in thousands):

	Performing	Non-performing	Total

December 31, 2011:
Residential real estate	$312,487	$4,300	$316,787
Indirect vehicles	186,177	1,304	187,481
Home equity	326,956	9,087	336,043
Consumer	88,856	9	88,865
Total	$914,476	$14,700	$929,176

December 31, 2010:
Residential real estate	$312,532	$15,950	$328,482
Indirect vehicles	174,418	1,246	175,664
Home equity	371,567	10,095	381,662
Consumer	57,678	1,642	59,320
Total	$916,195	$28,933	$945,128

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011
	Unpaid			Allowance for	Average	Interest
	Principal	Recorded	Partial	Loan Losses	Recorded	Income
	Balance	Investment	Charge-offs	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial	$47,784	$28,774	$19,010	$—	$22,952	$211
Commercial collateralized by assignment of lease payments	107	107	—	—	696	32
Commercial real estate:
Healthcare	—	—	—	—	1,818	—
Industrial	35,338	25,865	9,473	—	37,436	64
Multifamily	1,975	1,975	—	—	10,641	164
Retail	23,656	23,652	4	—	26,783	—
Office	779	779	—	—	5,755	—
Other	6,901	6,901	—	—	16,303	—
Residential real estate	7,157	7,157	—	—	6,580	—
Construction real estate	—	—	—	—	56,846	—
Indirect vehicles	—	—	—	—	—	—
Home equity	11,297	11,297	—	—	7,309	—
Consumer	241	241	—	—	122	—
With an allowance recorded:
Commercial	10,016	6,038	3,978	1,711	10,025	80
Commercial collateralized by assignment of lease payments	2,077	2,077	—	390	475	71
Commercial real estate:
Healthcare	11,750	6,892	4,858	1,560	292	—
Industrial	7,739	3,773	3,966	680	7,780	—
Multifamily	14,387	7,720	6,667	1,757	10,614	208
Retail	11,232	10,672	560	2,394	9,688	—
Office	2,330	2,047	283	77	4,586	—
Other	5,979	5,816	163	1,514	10,489	2
Residential real estate	—	—	—	—	—	—
Construction real estate	3,519	1,145	2,374	721	20,259	—
Indirect vehicles	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	355	5
Total	$204,264	$152,928	$51,336	$10,804	$267,804	$837

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2010
	Unpaid			Allowance for
	Principal	Recorded	Partial	Loan Losses
	Balance	Investment	Charge-offs	Allocated

With no related allowance recorded:
Commercial	$20,588	$19,031	$1,557	$—
Commercial collateralized by assignment of lease payments	1,125	650	475	—
Commercial real estate:
Healthcare	—	—	—	—
Industrial	25,124	21,974	3,150	—
Multifamily	14,319	11,626	2,693	—
Retail	40,549	29,096	11,453	—
Office	18,214	14,446	3,768	—
Other	3,392	2,350	1,042	—
Residential real estate	6,269	6,269	—	—
Construction real estate	126,940	76,145	50,795	—
Indirect vehicles	—	—	—	—
Home equity	1,691	1,691	—	—
Consumer	717	717	—	—
With an allowance recorded:
Commercial	55,331	33,257	22,074	8,823
Commercial collateralized by assignment of lease payments	913	913	—	122
Commercial real estate:
Healthcare	—	—	—	—
Industrial	17,221	14,895	2,326	4,213
Multifamily	28,201	20,338	7,863	5,409
Retail	31,552	19,467	12,085	5,214
Office	8,552	3,461	5,091	1,554
Other	36,593	33,483	3,110	8,489
Residential real estate	—	—	—	—
Construction real estate	82,047	45,557	36,490	18,002
Indirect vehicles	—	—	—	—
Home equity	—	—	—	—
Consumer	—	—	—	—
Total	$519,338	$355,366	$163,972	$51,826

Average impaired loans for the years ended December 31, 2011, 2010 and 2009 were $267.8 million, $337.1 million and $233.7 million, respectively.  Interest income on impaired loans recognized on a cash basis was $837 thousand, $307 thousand and $185 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

Impaired loans included accruing restructured loans of $38.0 million and $22.5 million that have been modified and are performing in accordance with those modified terms as of December 31, 2011 and 2010, respectively.  In addition, impaired loans included $42.5 million and $47.6 million of non-performing, restructured loans as of December 31, 2011 and 2010, respectively.

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year of the restructuring that the historical payment performance has been established.  As of December 31, 2011, there was approximately $18.9 million in recorded investment in relation to two A/B structures.  Both of these A/B structures are included above as accruing restructured loans.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present loans that have been restructured during the year ended December 31, 2011 (dollars in thousands):

	Year Ended
	December 31, 2011
	Number	Pre-Modification	Post-Modification
	of	Recorded	Recorded	Charge-offs and
	Loans	Investment	Investment	Specific Reserves

Performing:
Commercial real estate:
Multifamily	1	$20	$20	$—
Retail	4	19,680	19,564	—
Residential real estate	10	2,406	2,350	—
Construction real estate	1	3,603	3,593	—
Consumer	72	7,850	7,811	—
Total	88	$33,559	$33,338	$—

Non-Performing:
Commercial	3	$463	$463	$119
Commercial real estate:
Industrial	4	15,947	9,680	6,511
Multifamily	2	10,393	3,970	7,047
Retail	4	10,637	10,632	680
Office	2	834	834	8
Other	3	5,274	5,274	1,006
Residential real estate	2	531	452	79
Home equity	17	2,902	2,273	629
Total	37	$46,981	$33,578	$16,079

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

Impairment analyses are performed on commercial loan troubled debt restructurings in conjunction with the normal allowance for loan loss process.  Consumer loan troubled debt restructurings are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.  Of the troubled debt restructurings entered into during 2011, $600 thousand subsequently defaulted before December 31, 2011.  Redefaults are defined as loans that were performing troubled debt restructurings that became 90 days or more past due post restructuring.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in the allowance for loan losses was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Balance at beginning of year	$192,217	$177,072	$144,001
Provision for loan losses	120,750	246,200	231,800
Charge-offs:
Commercial loans	(17,571)	(58,077)	(46,113)
Commercial loans collateralized by assignment of lease payments	(1,466)	(1,711)	(5,407)
Commercial real estate	(96,633)	(79,828)	(38,842)
Residential real estate	(12,643)	(3,326)	(1,476)
Construction real estate	(52,917)	(94,533)	(103,789)
Indirect vehicles	(2,836)	(3,199)	(4,085)
Home equity	(11,066)	(4,632)	(3,443)
Consumer loans	(1,648)	(1,755)	(1,124)
Total charge-offs	(196,780)	(247,061)	(204,279)
Recoveries:
Commercial loans	5,370	8,788	1,491
Commercial loans collateralized by assignment of lease payments	225	184	—
Commercial real estate	3,332	2,070	40
Residential real estate	49	184	44
Construction real estate	8,590	3,170	2,957
Indirect vehicles	1,399	1,163	757
Home equity	224	351	53
Consumer loans	599	96	208
Total recoveries	19,788	16,006	5,550

Net charge-offs	(176,992)	(231,055)	(198,729)

Allowance for credit losses(1)	135,975	192,217	177,072

Allowance for unfunded credit commitments(2)	9,177	—	—

Balance at December 31,	$126,798	$192,217	$177,072

(1)          The reserve for unfunded credit commitments was reclassified to other liabilities as of June 30, 2011.

(2)          There was $13.6 million and $3.1 million for unfunded credit commitments at December 31, 2010 and 2009, respectively, included in allowance for credit losses above.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and 2010 (in thousands):

		Commercial
		collateralized by
		assignment of	Commercial	Residential	Construction	Indirect	Home		Unfunded
	Commercial	lease payments	real estate	real estate	real estate	vehicles	equity	Consumer	Commitments	Total
December 31, 2011:
Allowance for credit losses:

Beginning balance	$28,747	$6,424	$105,875	$5,104	$37,215	$3,157	$5,062	$633	$—	$192,217
Reclassification to allowance for unfunded credit commitments	(464)	—	(7,989)	—	(8,597)	—	—	—	17,050	—
Transfer to (from) allowance for unfunded credit commitments	—	—	5,516	—	5,765	—	—	—	(11,281)	—
Charge-offs	(17,571)	(1,466)	(96,633)	(12,643)	(52,917)	(2,836)	(11,066)	(1,648)	—	(196,780)
Recoveries	5,370	225	3,332	49	8,590	1,399	224	599	—	19,788
Provision	5,024	2,378	58,594	11,425	25,583	114	13,113	1,111	3,408	120,750
Ending balance	$21,106	$7,561	$68,695	$3,935	$15,639	$1,834	$7,333	$695	$9,177	$135,975

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,711	$390	$7,982	$—	$721	$—	$—	$—	$9,177	$19,981
Collectively evaluated for impairment	19,395	7,171	60,173	3,648	14,918	1,834	7,333	695	—	115,167
Acquired and accounted for under ASC 310-30 (1)	—	—	540	287	—	—	—	—	—	827
Total ending allowance balance	$21,106	$7,561	$68,695	$3,935	$15,639	$1,834	$7,333	$695	$9,177	$135,975

Loans:
Individually evaluated for impairment	$34,812	$2,184	$96,092	$7,157	$1,145	$—	$11,297	$241	$—	$152,928
Collectively evaluated for impairment	1,053,310	1,206,391	1,757,696	305,117	182,644	187,481	324,746	88,624	—	5,106,009
Acquired and accounted for under ASC 310-30 (1)	110,545	—	324,216	9,483	197,788	—	925	49,101	—	692,058
Total ending loans balance	$1,198,667	$1,208,575	$2,178,004	$321,757	$381,577	$187,481	$336,968	$137,966	$—	$5,950,995

December 31, 2010:
Allowance for credit losses:

Beginning balance	$39,226	$8,726	$56,710	$2,934	$59,760	$3,230	$5,749	$737	$—	$177,072
Charge-offs	(58,077)	(1,711)	(79,828)	(3,326)	(94,533)	(3,199)	(4,632)	(1,755)	—	(247,061)
Recoveries	8,788	184	2,070	184	3,170	1,163	351	96	—	16,006
Provision	38,810	(775)	126,923	5,312	68,818	1,963	3,594	1,555	—	246,200
Ending balance	$28,747	$6,424	$105,875	$5,104	$37,215	$3,157	$5,062	$633	$—	$192,217

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,823	$122	$24,879	$—	$18,002	$—	$—	$—	$—	$51,826
Collectively evaluated for impairment	19,924	6,302	80,996	5,104	19,213	3,157	5,062	633	—	140,391
Acquired and accounted for under ASC 310-30 (1)	—	—	—	—	—	—	—	—	—	—
Total ending allowance balance	$28,747	$6,424	$105,875	$5,104	$37,215	$3,157	$5,062	$633	$—	$192,217

Loans:
Individually evaluated for impairment	$52,288	$1,563	$171,136	$6,269	$121,702	$—	$1,691	$717	$—	$355,366
Collectively evaluated for impairment	1,084,898	1,051,883	2,005,448	322,213	301,637	175,664	379,971	46,229	—	5,367,943
Acquired and accounted for under ASC 310-30 (1)	195,086	—	382,943	—	243,186	—	—	73,287	—	894,502
Total ending loans balance	$1,332,272	$1,053,446	$2,559,527	$328,482	$666,525	$175,664	$381,662	$120,233	$—	$6,617,811

(1)  Loans acquired in FDIC-assisted transactions and accounted for under ASC Subtopic 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

The results for the year ended December 31, 2011 include a provision for credit losses of approximately $50 million in connection with the sale during the quarter ended June 30, 2011 of loans with an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, including $156.3 million in non-performing loans.  The sale resulted in charge-offs of approximately $87 million, which impacted all loan types.

Purchased loans acquired in a business combination, including loans purchased in our FDIC-assisted transactions, are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses.  Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments.  Evidence of credit quality deterioration as of the purchase date may include factors such as past due and non-accrual status.  The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference.  Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in cash flows result in a reduction of the remaining portion of any allowance for loan losses previously established and/or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income prospectively.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2011 there was a provision to the allowance for loan losses of $3.8 million and net charge-offs of $3.0 million in relation to five pools of purchased loans with a total carrying amount of $32.7 million as of December 31, 2011.  There was $827 thousand in allowance for loan losses related to these purchased loans at December 31, 2011 and none at December 31, 2010.  The provision for loan losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired in FDIC-assisted transactions and accounted for under ASC 310-30 were as follows for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended
	December 31,
	2011	2010
Balance at beginning of period	$44,103	$9,576
Purchases	—	52,480
Accretion	(29,899)	(17,953)
Other	4,499	—
Balance at end of period	$18,703	$44,103

In our FDIC-assisted transactions (see Note 2), the fair value of purchased credit-impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral.  The fair value of loans that were not credit-impaired was determined based on estimates of losses on defaults and other market factors.  Due to the loss-share agreements with the FDIC, the Bank recorded a receivable (FDIC indemnification asset) from the FDIC equal to the present value of the corresponding reimbursement percentages on the estimated losses embedded in the loan portfolio.

When cash flow estimates are adjusted downward for a particular loan pool, the FDIC indemnification asset is increased.  An allowance for loan losses is established for the impairment of the loans.  A provision for loan losses is recognized for the difference between the increase in the FDIC indemnification asset and the decrease in cash flows.

When cash flow estimates are adjusted upward for a particular loan pool, the FDIC indemnification asset is decreased.  The difference between the decrease in the FDIC indemnification asset and the increase in cash flows is accreted over the estimated life of the loan pool.

When cash flow estimates are adjusted downward for covered foreclosed real estate, the FDIC indemnification asset is increased.  A charge is recognized for the difference between the increase in the FDIC indemnification asset and the decrease in cash flows.

When cash flow estimates are adjusted upward for covered foreclosed real estate, the FDIC indemnification asset is decreased.  Any write-down after the transfer to covered foreclosed real estate is reversed.

In both scenarios, the clawback liability (the amount the FDIC requires the Company to pay back if certain thresholds are met) will increase or decrease accordingly.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of covered loans and other purchased non-covered loans at December 31, 2011 consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table (in thousands):

	Purchased Credit-Impaired Loans	Purchased Non- Credit-Impaired Loans	Total
Covered loans:
Commercial related (1)	$30,062	$18,617	$48,679
Commercial	13,129	23,737	36,866
Commercial real estate	136,287	187,928	324,215
Construction real estate	174,772	23,016	197,788
Other	6,970	48,026	54,996
Total covered loans	$361,220	$301,324	$662,544

Estimated receivable amount from the FDIC under the loss-share agreement	$53,654	$27,176	$80,830

Non covered loans:
Commercial related (2)	$7,393	$17,609	$25,002
Other	164	4,348	4,512
Total non-covered loans	$7,557	$21,957	$29,514

(1)          Covered commercial related loans include commercial, commercial real estate and construction real estate loans for Heritage and Benchmark.

(2)          Non covered commercial related loans include commercial, commercial real estate and construction real estate for InBank.

Outstanding balances on purchased loans from the FDIC were $795.6 million and $1.1 billion as of December 31, 2011 and 2010, respectively.  The related carrying amount on loans purchased from the FDIC was $692.1 million and $894.5 million as of December 31, 2011 and 2010.

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

Lease investments by categories follow (in thousands):

	December 31,
	2011	2010

Direct finance leases:
Minimum lease payments	$56,744	$64,525
Estimated unguaranteed residual values	6,681	7,387
Less: unearned income	(5,349)	(6,801)
Direct finance leases (1)	$58,076	$65,111

Leveraged leases:
Minimum lease payments	$21,907	$13,819
Estimated unguaranteed residual values	2,702	2,842
Less: unearned income	(2,004)	(1,295)
Less: related non-recourse debt	(20,629)	(13,089)
Leveraged leases (1)	$1,976	$2,277

Operating leases:
Equipment, at cost	$242,453	$224,343
Less accumulated depreciation	(106,963)	(97,437)
Lease investments, net	$135,490	$126,906

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $31.0 million at December 31, 2011 and $12.9 million at December 31, 2010.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum lease payments receivable for the various categories of leases are due as follows (in thousands) for the years ending December 31,

	Direct
	Finance	Leveraged	Operating
Year	Leases	Leases	Leases	Total

2012	$31,376	$9,775	$36,086	$77,237
2013	15,801	7,122	22,488	45,411
2014	6,373	3,494	13,402	23,269
2015	2,281	1,195	6,139	9,615
2016	913	321	1,355	2,589
Thereafter	—	—	204	204
	$56,744	$21,907	$79,674	$158,325

Income from lease investments was composed of (in thousands):

	Years Ended December 31,
	2011	2010	2009

Rental income on operating leases	$54,859	$55,078	$51,809
Equipment maintenance contracts revenue, net of cost of sales	7,713	5,353	4,262
Other lease related revenue	3,599	2,078	306
Gain on sale of leased equipment	5,753	4,247	1,789
Income on lease investments, gross	71,924	66,756	58,166
Less:
Write down of residual value of equipment	(2,595)	(1,773)	(1,371)
Depreciation on operating leases	(42,390)	(43,130)	(38,267)
Income from lease investments, net	$26,939	$21,853	$18,528

Equipment maintenance contracts revenue represents the gross amount of revenue paid for maintenance contracts and other services sold to customers.  The maintenance contracts are serviced by third parties, with the Company maintaining no obligation under the contracts.  The cost of sales is the amount paid by the Company to the third party maintenance provider.

Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,668 leases at December 31, 2011 compared to 2,564 at December 31, 2010.  The average residual value per lease schedule was approximately $21 thousand at December 31, 2011 and 2010.  The average residual value per master lease schedule was approximately $166 thousand at December 31, 2011 and $168 thousand at December 31, 2010.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2012	$2,077	$886	$14,434	$17,397
2013	1,725	789	7,381	9,895
2014	2,023	784	11,299	14,106
2015	440	205	5,650	6,295
2016	196	38	5,875	6,109
Thereafter	220	—	885	1,105
	$6,681	$2,702	$45,524	$54,907

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known.

Note 8.   Premises and Equipment

Premises and equipment consist of (in thousands):

	December 31,
	2011	2010

Land and land improvements	$63,796	$64,881
Buildings	97,909	97,971
Furniture and equipment	80,659	79,714
Buildings and leasehold improvements	50,617	47,313
	292,981	289,879
Accumulated depreciation	(82,276)	(78,993)
Premises and equipment, net	$210,705	$210,886

Depreciation on premises and equipment totaled $13.6 million, $11.5 million, and $11.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s annual assessment date is as of December 31.  At December 31, 2011, the Company’s stock price was trading below its book value.  However, as of December 31, 2011, the present value of anticipated cash flows exceeded the carrying value, and no impairment loss was recognized in 2011.  No impairment losses were recognized in 2010 or 2009.  The carrying amount of goodwill was $387.1 million at December 31, 2011 and 2010.

Goodwill is tested for impairment at the reporting unit level.  All of our goodwill is allocated to MB Financial, Inc., which is the Company’s only applicable reporting unit for purposes of testing goodwill impairment.  Fair value was computed by estimating the future cash flows of the Company and present valuing those cash flows at an interest rate equal to our cost of capital.  In addition, we compared our fair value calculation with our stock price adjusted for a control premium for reasonableness relative to our fair value calculation.  Key assumptions used in estimating future cash flows included loan and deposit growth, the interest rate environment, credit spreads on new and renewed loans, future deposit pricing, loan charge-offs, provision for loan losses, fee income growth and operating expense growth.  Our future cash flows estimates assume similar credit performance to what we experienced in the last two quarters of 2011.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had, as of December 31, 2011, a remaining weighted average amortization period of approximately five years.

The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Balance at beginning of period	$35,159	$37,708
Amortization expense	(5,665)	(6,214)
Other intangibles from business combinations	—	3,665
Balance at end of period	$29,494	$35,159

Gross carrying amount	$71,560	$71,560
Accumulated amortization	(42,066)	(36,401)
Net book value	$29,494	$35,159

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following presents the estimated amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2012	$5,010
2013	4,530
2014	3,514
2015	3,090
2016	2,747
Thereafter	10,603
$29,494

Note 10. Deposits

The composition of deposits is as follows (in thousands):

	December 31,
	2011	2010
Demand deposit accounts, noninterest bearing	$1,885,694	$1,691,599
NOW and money market accounts	2,645,334	2,776,181
Savings accounts	753,610	697,851
Time certificates, $100,000 or more	1,393,165	1,742,580
Other time certificates	969,804	1,244,747
Total	$7,647,607	$8,152,958

Time certificates of $100,000 or more included $437.4 million and $468.2 million of brokered deposits at December 31, 2011 and 2010, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $100,000 or more.

At December 31, 2011, the scheduled maturities of time certificates are as follows (in thousands):

2012	$1,614,408
2013	327,869
2014	124,773
2015	73,670
2016	40,433
Thereafter	181,816
$2,362,969

Note 11. Short-Term Borrowings

Short-term borrowings are summarized as follows as of December 31, 2011 and 2010 (dollars in thousands):

	December 31,
	2011		2010
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Customer repurchase agreements	0.30%	$216,439	0.31%	$265,195
Federal Home Loan Bank advances	3.66%	3,515	3.81%	3,649
	0.35%	$219,954	0.36%	$268,844

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

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $3.5 million in fixed rate advances at December 31, 2011 and $3.6 million in fixed rate advances at December 31, 2010.  At December 31, 2011, the Company had fixed rate advances with effective interest rates ranging from 3.60% to 3.70%.  At December 31, 2011, these advances had a maturity of June 2012.

Note 12. Long-term Borrowings

The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $144.6 million and $181.4 million at December 31, 2011 and 2010, respectively. As of December 31, 2011, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87%.  At December 31, 2011, the advances had maturities ranging from April 2013 to April 2035.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  The Company may also pledge certain investment securities as collateral for advances based on market value.  As of December 31, 2011 and December 31, 2010, the Company had $197.4 million and $246.8 million, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances.  Additionally, as of December 31, 2011 and December 31, 2010, the Company had $33.8 million and $36.6 million, respectively, of investment securities pledged as collateral for long-term advances from the Federal Home Loan Bank.

The Company had notes payable to banks totaling $31.0 million and $12.9 million at December 31, 2011 and December 31, 2010, respectively, which as of December 31, 2011, were accruing interest at rates ranging from 3.00% to 12.00%.  Lease investments includes equipment with an amortized cost of $42.6 million and $19.0 million at December 31, 2011 and 2010, respectively, that is pledged as collateral on these notes.

The Company had a $40 million ten-year structured repurchase agreement as of December 31, 2011, which bears interest at a fixed rate borrowing of 4.75% and expires in 2016.

As of December 31, 2011, MB Financial Bank has a $50 million outstanding subordinated debt facility.  Interest is payable at a rate of 3 month LIBOR + 1.70%.  The debt matures on October 1, 2017.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2012	$41,741
2013	21,284
2014	5,508
2015	2,690
2016	141,146
Thereafter	53,895
$266,264

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2011 (in thousands):

	Coal City	MB Financial	MB Financial	MB Financial
	Capital Trust I	Capital Trust II	Capital Trust III	Capital Trust IV
Junior Subordinated Notes:
Principal balance	$25,774	$36,083	$10,310	$20,619
Annual interest rate	3-mo LIBOR +1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	December 15, 2010	September 23, 2011	September 15, 2011

Trust Preferred Securities:
Face Value	$25,000	$35,000	$10,000	$20,000
Annual distribution rate	3-mo LIBOR +1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial	MB Financial	FOBB	FOBB
	Capital Trust V	Capital Trust VI	Statutory Trust I (2)(3)(4)	Statutory Trust III (2)(4)
Junior Subordinated Notes:
Principal balance	$30,928	$23,196	$6,186	$5,155
Annual interest rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	10.60%	3-mo LIBOR +2.80%
Stated maturity date	December 15, 2037	October 30, 2037	September 7, 2030	January 23, 2034
Call date	December 15, 2012	October 30, 2012	September 7, 2010	January 23, 2009

Trust Preferred Securities:
Face Value	$30,000	$22,500	$6,000	$5,000
Annual distribution rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	10.60%	3-mo LIBOR +2.80%
Issuance date	September 2007	October 2007	September 2000	December 2003
Distribution dates (1)	Quarterly	Quarterly	Semi-annual	Quarterly

(1)          All distributions are cumulative and paid in cash.

(2)          Amount does not include purchase accounting adjustments totaling a premium of $287 thousand associated with FOBB Statutory Trust I and III.

(3)          Callable at a premium through 2020.

(4)          FOBB Statutory Trusts I and III were established by First Oak Brook Bancshares, Inc. (“FOBB”) prior to the Company’s acquisition of FOBB, and the junior subordinated notes issued by FOBB to FOBB Statutory Trusts I and III were assumed by the Company upon completion of the acquisition.

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

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the terms of the securities purchase agreement between the Company and the U.S. Treasury pursuant to which the Company issued its Series A Preferred Stock as part to the TARP Capital Purchase Program, prior to December 5, 2011, we were not permitted to redeem our trust preferred securities (or the related junior subordinated notes), without the consent of Treasury.  See Note 23 below.

Note 14. Lease Commitments and Rental Expense

The Company leases office space for certain branch offices.  At December 31, 2011, the future minimum annual rental commitments for these noncancelable leases and subleases of such space are as follows (in thousands):

	Gross	Sublease	Net
Year	Rents	Rents	Rents
2012	$5,558	$1,167	$4,391
2013	5,142	973	4,169
2014	4,495	1,000	3,495
2015	3,907	683	3,224
2016	3,253	409	2,844
Thereafter	23,660	1,823	21,837
	$46,015	$6,055	$39,960

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes.  Certain leases also provide for increased rental payments based on increases in the Consumer Price Index.

Net rental expense for the years ended December 31, 2011, 2010, and 2009 amounted to $5.3 million, $5.4 million, and $5.1 million, respectively.

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

During 2011, each participant was eligible for a maximum total Company matching contribution of 3.5% of their compensation.  Additionally, the Company may make annual discretionary profit sharing contributions.  The contributions for profit sharing is estimated to be 3% of eligible compensation for the year ended December 31, 2011,  and was 3% of eligible compensation for the years ended December 31, 2010 and December 31, 2009.  The Company’s total contribution to the plan, for the years ended December 31, 2011 was estimated to be $6.1 million, and was $5.5 million and $4.1 million for 2010 and 2009, respectively.

The Company has deferred compensation plans that allow eligible executives, senior officers and certain other employees and directors to defer payment of up 100% of their base salary and bonus in the case of employees and board fees in the case of directors.  Discretionary Company contributions to these plans for the year ended December 31, 2011 were estimated to be approximately $492 thousand.  Contributions to these plans were $376 thousand and $286 thousand for the years ended December 31, 2010 and 2009, respectively.  In addition, pursuant to the Company’s agreement entered into with the Company’s Chief Executive Officer, he is entitled to receive on each December 31st while he is employed by the Company (starting December 31, 2007) a fully vested employer contribution to his account under the non-stock deferred compensation plan in amount equal to 20% of his base

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

salary then in effect.  The amounts deferred can be invested in MB Financial stock (under the Company’s stock deferred compensation plan) or publicly traded mutual funds (under the Company’s non-stock deferred compensation plan) at the discretion of the participant.  The cost of the MB Financial common stock held by MB Financial’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.  The amounts of the assets that are not invested in MB Financial common stock are recorded at their fair market value in other assets on the consolidated balance sheet.  As of December 31, 2011, the fair value of the assets held in other publicly traded funds totaled $6.8 million.  A liability is established, in other liabilities, on the consolidated balance sheet, for the fair value of the obligation to the participants.  Any increase or decrease in the fair market value of plan assets is recorded in other non-interest income on the consolidated statement of income.  Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the consolidated statement of income.  The decrease in fair market value of the assets and the obligation related to the deferred compensation plan was $40 thousand for the year ended December 31, 2011.

Note 16. Income Taxes

The deferred taxes consist of (in thousands):

	December 31,
	2011	2010
Deferred tax asset:
Allowance for credit losses	$53,888	$75,028
Federal net operating loss carryforwards	44,424	5,088
State net operating loss carryforwards	22,242	16,905
Other real estate owned	10,732	6,215
Stock options and restricted stock	6,628	7,030
Loans	6,420	4,427
Deferred compensation	5,839	5,628
Tax credit carryforwards	5,653	6,170
Bonus accrual	2,380	2,460
Merger and non-compete accrual	1,030	1,129
Other items	2,795	2,943
Total deferred tax asset	162,031	133,023
Valuation allowance	—	—
Total deferred tax asset, net of valuation allowance	162,031	133,023

Deferred tax liability:
Premises and equipment	(76,843)	(56,548)
Deferred income from FDIC-assisted transactions	(47,415)	(32,991)
Investment securities	(4,495)	(3,529)
FHLB stock dividends	(4,079)	(4,017)
Core deposit intangible	(4,038)	(5,546)
Other items	(1,299)	(1,364)
Total deferred tax liability	(138,169)	(103,995)
Net deferred tax asset	23,862	29,028
Net unrealized holding gain on securities available for sale	(25,258)	(14,214)
Net deferred tax (liability) asset	$(1,396)	$14,814

The Company’s state net operating loss carryforwards totaled approximately $392 million at December 31, 2011 and begin to expire in 2015 through 2027.   In January of 2011, the State of Illinois enacted legislation suspending the utilization of net operating loss carryforwards for tax years 2011 through 2014 and extending the carryforward period for existing net operating loss carryforwards by four years.   The Company’s federal net operating loss carryforwards totaled approximately $127 million at December 31, 2011 and begin to expire in 2019 through 2031.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management has determined that is more likely than not that the deferred tax assets, including the net operating loss carryforwards, as of December 31, 2011, will be realized and that no valuation allowance is required.

Income taxes attributable to continuing operations consist of (in thousands):

	Years Ended December 31,
	2011	2010	2009

Current expense (benefit):
Federal	$713	$5,971	$(47,247)
State	(611)	471	(3,543)
Foreign	—	5	—
	102	6,447	(50,790)
Deferred expense (benefit)	5,166	(6,423)	5,525
	$5,268	$24	$(45,265)

The reconciliation between the statutory federal income tax rate of 35% and the effective tax rate on income from continuing operations follows (in thousands):

	Years Ended December 31,
	2011	2010	2009

Federal income tax expense (benefit) at expected statutory rate	$15,398	$7,193	$(27,245)
Increase (decrease) due to:
Tax exempt income, net	(8,162)	(6,403)	(6,055)
State tax benefit resulting from change in tax rate	(2,100)	—	—
State tax expense (benefit) net of federal impact	1,703	306	(2,477)
Nonincludable increase in cash surrender value of life insurance	(1,529)	(1,230)	(847)
Adjustment of tax contingency reserves	35	(236)	(7,723)
Other items, net	(77)	394	(918)
Income tax expense (benefit)	$5,268	$24	$(45,265)

Accounting for Uncertainty in Income Taxes: ASC Topic 740 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. A reconciliation of the change in unrecognized tax benefits from January 1, 2011 to December 31, 2011 is as follows (in thousands):

	Unrecognized Tax Benefit Without Interest	Interest on unrecognized Tax Benefit	Total Unrecognized Tax Benefit Including Interest
Balance at January 1, 2011	$52	$3	$55
Increases for tax positions of prior years	31	4	35
Benefits recognized	—	—	—
Balance at December 31, 2011	$83	$7	$90

The whole amount of unrecognized tax benefits would affect the tax provision and the effective income tax rate if recognized in future periods.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense, to the extent not included in unrecognized tax benefits.

The Company’s federal income tax returns are open and subject to examination for the 2008 tax return year and forward.  The Company’s various state income tax returns are generally open for the 2008 tax return year and forward based on individual state statutes of limitation.  The Company is currently under examination by the Internal Revenue Service for tax years 2008 and 2009.  The Company expects these examinations will be completed within the next twelve months.  Developments in these examinations or other events could cause management to change its judgment about the amount of unrecognized tax benefits.

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

At December 31, 2011 and 2010, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	2011	2010
Commitments to extend credit:
Home equity lines	$275,357	$308,678
Other commitments	741,815	1,012,554

Letters of credit:
Standby	67,720	116,058
Commercial	818	2,970

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of December 31, 2011, the maximum remaining term for any standby letters of credit was December 31, 2016.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At December 31, 2011, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $50.5 million to $68.5 million from $119.0 million at December 31, 2010.  Of the $68.5 million in commitments outstanding at December 31, 2011, approximately $62.0 million of the letters of credit have been issued or renewed since December 31, 2010.

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

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, the Company had approximately $1.4 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of December 31, 2011, approximately 22% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of December 31, 2011. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company’s consolidated financial statements.

Note 18. Regulatory Matters

The Company’s primary source of cash is dividends from its subsidiary bank.  The subsidiary bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  In addition, the dividends declared cannot be in excess of the amount which would cause the subsidiary bank to fall below the minimum required for capital adequacy purposes.

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory — and additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s and its subsidiary bank’s assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices.  The Company’s and its subsidiary bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes the Company and its subsidiary bank met all capital adequacy requirements to which they are subject as of December 31, 2011 and 2010.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the subsidiary bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the subsidiary bank must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well-capitalized column in the table below.  There are no conditions or events since that notification that management believes have changed the subsidiary bank’s categories.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The required and actual amounts and ratios for the Company and its subsidiary bank are presented below (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total capital (to risk-weighted assets):
Consolidated	$1,231,555	19.41%	$507,628	8.00%	N/A	N/A
MB Financial Bank	1,086,549	17.22%	504,821	8.00%	$631,026	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	1,101,538	17.36%	253,814	4.00%	N/A	N/A
MB Financial Bank	956,958	15.16%	252,410	4.00%	378,615	6.00%

Tier 1 capital (to average assets):
Consolidated	1,101,538	11.73%	375,735	4.00%	N/A	N/A
MB Financial Bank	956,958	10.24%	373,824	4.00%	467,280	5.00%

As of December 31, 2010
Total capital (to risk-weighted assets):
Consolidated	$1,202,205	17.75%	$541,821	8.00%	N/A	N/A
MB Financial Bank	1,048,200	15.63%	536,587	8.00%	$670,734	10.00%

Tier 1 capital (to risk-weighted assets):
Consolidated	1,066,538	15.75%	270,910	4.00%	N/A	N/A
MB Financial Bank	913,020	13.61%	268,294	4.00%	402,441	6.00%

Tier 1 capital (to average assets):
Consolidated	1,066,538	10.66%	400,218	4.00%	N/A	N/A
MB Financial Bank	913,020	9.19%	397,363	4.00%	496,704	5.00%

N/A — not applicable

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

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans Held for Sale. Mortgage loans originated and held for sale in the secondary market are carried at fair value.  The fair value of loans held for sale is determined using quoted secondary market prices and classified as level 2.

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

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the model valuations.  We also offer other derivatives, including foreign currency forward contracts and interest rate lock commitments, to our customers and offset our exposure from such contracts by purchasing other financial contracts, which are valued using market consensus prices.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2011
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$42,401	$—	$42,401	$—
States and political subdivisions	535,660	—	535,660	—
Residential mortgage-backed securities	1,281,806	—	1,280,713	1,093
Commercial mortgage-backed securities	52,685	—	52,685	—
Corporate bonds	5,899	—	—	5,899
Equity securities	10,846	10,846	—	—
Loans held for sale	4,727	—	4,727	—
Assets held in trust for deferred compensation	6,808	6,808	—	—
Derivative financial instruments	26,251	—	26,251	—
Financial liabilities
Other liabilities (1)	6,808	6,808	—	—
Derivative financial instruments	26,624	—	26,624	—

2010
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$19,434	$—	$19,434	$—
States and political subdivisions	364,932	1,905	363,027	—
Residential mortgage-backed securities	1,196,536	—	1,195,200	1,336
Commercial mortgage-backed securities	530	—	530	—
Corporate bonds	6,140	—	—	6,140
Equity securities	10,171	10,171	—	—
Assets held in trust for deferred compensation	6,520	6,520	—	—
Derivative financial instruments	16,465	—	16,465	—
Financial liabilities
Other liabilities (1)	6,520	6,520	—	—
Derivative financial instruments	17,098	—	17,098	—

(1) Liabilities associated with assets held in trust for deferred compensation

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Year Ended
	December 31
(in thousands)	2011	2010

Balance, beginning of period	$7,476	$7,897
Transfer into Level 3	—	—
Net unrealized losses	—	—
Other comprehensive income	42	38
Principal payments	(526)	(459)
Impairment charge	—	—
	$6,992	$7,476

One municipal bond security totaling $470 thousand measured using significant other observable inputs (Level 2) at December 31, 2011 was previously measured using Level 1 prices at December 31, 2010.

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

Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2011, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired real estate loans, the Company obtains a current external appraisal.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis.  Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include foreclosed assets and non-financial long-lived assets.

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

Non-Financial Long-Lived Assets.  During 2011, the Company recognized a $1.6 million branch impairment caused by the decision to close three branches.  The fair value of the branch was estimated using Level 3 inputs based on internal appraisals.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2011
Financial assets:
Impaired loans	$96,089	$—	$—	$96,089
Foreclosed assets	138,971	—	—	138,971
Non-financial long-lived assets	2,901	—	—	2,901

2010
Financial assets:
Impaired loans	$267,005	$—	$—	$267,005
Foreclosed assets	116,221	—	—	116,221

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

Securities Held to Maturity: The fair values of securities held to maturity are determined by quoted prices in active markets, when available.  If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

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

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accrued interest:  The carrying amount of accrued interest receivable and payable approximate their fair values.

Off-balance-sheet instruments: Fair values for the Company’s off-balance-sheet lending commitments (guarantees, letters of credit and commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.

The estimated fair values of financial instruments are as follows (in thousands):

	December 31,		December 31,
	2011		2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and due from banks	$144,228	$144,228	$106,726	$106,726
Interest bearing deposits with banks	100,337	100,337	737,433	737,433
Investment securities available for sale	1,929,297	1,929,297	1,597,743	1,597,743
Investment securities held to maturity	499,283	511,022	—	—
Non-marketable securities - FHLB and FRB stock	80,832	80,832	80,186	80,186
Loans held for sale	4,727	4,727	—	—
Loans, net	5,824,197	5,734,017	6,425,594	6,330,229
Accrued interest receivable	35,870	35,870	35,158	35,158
Derivative financial instruments	26,251	26,251	16,465	16,465

Financial Liabilities:
Non-interest bearing deposits	$1,885,694	$1,885,694	$1,691,599	$1,691,599
Interest bearing deposits	5,761,913	5,790,963	6,461,359	6,480,269
Short-term borrowings	219,954	219,983	268,844	258,294
Long-term borrowings	266,264	279,124	285,073	294,623
Junior subordinated notes issued to capital trusts	158,538	113,635	158,571	92,286
Accrued interest payable	4,518	4,518	6,329	6,329
Derivative financial instruments	26,624	26,624	17,098	17,098

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

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2011	2010	2009

Total cost of share-based payment plans during the year	$4,836	$5,392	$5,138

Amount of related income tax benefit recognized in income	$1,972	$2,076	$1,964

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In June 2011, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to add 2,300,000 authorized shares for a total of 8,300,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis.  As of December 31, 2011, there were 2,786,071 shares available for future grants.

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

The following table summarizes stock options outstanding for the year ended December 31, 2011:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(in thousands)

Options outstanding as of December 31, 2010	3,254,717	$28.31
Granted	255,667	20.23
Exercised	(117,152)	17.00
Expired or cancelled	(287,301)	33.05
Forfeited	(170,121)	27.54
Options outstanding as of December 31, 2011	2,935,810	$27.64	4.83	$622

Options exercisable as of December 31, 2011	1,734,028	$31.32	3.01	$175

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

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.95%	2.23%	2.66%
Expected volatility of Company’s stock	43.72%	42.09%	35.91%
Expected dividend yield	1.48%	1.00%	1.25%
Expected life of options	5.8 years	5.8 years	5.5 years

Weighted average fair value per option of options granted during the year	$7.57	$6.67	$4.20

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009 was $314 thousand, $513 thousand, and $194 thousand, respectively.

The following is a summary of changes in restricted shares for the year ended December 31, 2011:

		Weighted Average
	Number of Shares	Grant Date Fair Value

Shares Outstanding at December 31, 2010	619,710	$14.35
Granted	205,284	18.65
Vested	(118,334)	22.07
Forfeited	(42,158)	13.22
Shares Outstanding at December 31, 2011	664,502	$14.37

The Company issued 92,717 shares, 66,193 shares and 164,401 shares of market-based restricted stock in 2011, 2010 and 2009, respectively.  The market component of the vesting terms for each award requires that, for ten consecutive trading days, the closing price of the Company’s stock be at least $27.00 for awards issued in 2011, $25.80 for awards issued in 2010 and $18.14 for awards issued in 2009.  The market components for awards issued in 2011 and 2010 have not been satisfied as of December 31, 2011.  The market component for awards issued in 2009 has been satisfied; therefore, the 2009 awards generally will vest in full in 2012, on the third anniversary of the grant date.  The terms of each market-based restricted stock award also include certain restrictions that may be applicable to the award recipient to the extent necessary to ensure that the award complies with the limitations on compensation to which the Company is currently subject as a result of its participation in the TARP Capital Purchase Program of the U.S. Department of the Treasury.  These restrictions, to the extent applicable, could result in a reduction in the number of shares comprising the award and/or affect the vesting of the award and transferability of the shares.  A Monte Carlo simulation model was used to value the market-based restricted stock awards at the time of issuance.

Effective January 1, 2010, the Company began issuing shares of common stock under the Omnibus Plan as Salary Stock, classified as other stock-based awards, to certain executive officers.  This stock is fully vested as of the grant date and the related expense is included in salaries and employee benefits on the Consolidated Statements of Operations.  Holders of Salary Stock have all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends that may be paid thereon.  As a condition of receiving the Salary Stock, the holders entered into agreements with the Company providing that they may not sell or otherwise transfer the shares of Salary Stock for two years, except in the event of disability or death.  During the year ended December 31, 2011, the Company issued 22,900 shares of Salary Stock at a weighted average issuance price of $17.98.

As of December 31, 2011, there was $7.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At December 31, 2011, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 1.4 years.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Derivative Financial Instruments

We offer various derivatives, including interest rate swaps and foreign currency forward contracts, to our customers and mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties.  This permits us to offer customized risk management solutions to our customers.  These customer accommodations and any offsetting financial contracts are treated as stand-alone derivative instruments which do not qualify for hedge accounting.

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable for December 31, 2011 was approximately $23 thousand, and the net amount receivable for December 31, 2010 was approximately $30 thousand.  The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counterparty.  In such cases, collateral is required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At December 31, 2011, the Company’s credit exposure relating to interest rate swaps was approximately $26.1 million, which is secured by the underlying collateral on customer loans.  The notional amounts and fair values of open foreign currency forward contracts were not significant at December 31, 2010.

We also enter into mortgage banking derivatives which are designated as stand-alone derivatives.  These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale.

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $7.2 million at December 31, 2011.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income and other expense.

The Company’s derivative financial instruments are summarized below as of December 31, 2011 and 2010 (dollars in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$7,204	$(315)	$9,500	$(633)

Stand-alone derivative instruments (2)
Interest rate swap contracts	343,132	25,931	256,444	16,481	344,294	(26,053)	256,444	(16,449)
Interest rate options contracts	4,287	32	4,576	(16)	4,287	(32)	4,576	(16)
Foreign exchange contracts	8,567	240	—	—	8,498	(206)	—	—
Mortgage banking derivatives	2,626	48	—	—	2,000	(18)	—	—
Total non-hedging derivative instruments	358,612	26,251	261,020	16,465	359,079	(26,309)	261,020	(16,465)
Total	$358,612	$26,251	$261,020	$16,465	$366,283	$(26,624)	$270,520	$(17,098)

(1) Hedged fixed-rate commercial real estate loans

(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts included in the other income in the consolidated statements of income related to derivative financial instruments were as follows (dollars in thousands):

	Year Ended
	December 31,
	2011	2010	2009
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$(166)	$(110)	$298

Stand-alone derivative instruments
Interest rate swap contracts	163	(79)	65
Interest rate options contracts	—	—	—
Foreign exchange contracts	8	—	—
Mortgage banking derivatives	31	—	—
Total non-hedging derivative instruments	202	(79)	65
Total	$36	$(189)	$363

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

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Condensed Parent Company Financial Information

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

Balance Sheets

(In thousands)

	December 31,
	2011	2010
Assets
Cash	$108,323	$90,152
Loans	27,970	45,979
Investments in subsidiaries	1,400,970	1,340,749
Other assets	21,825	35,461
Total assets	$1,559,088	$1,512,341

Liabilities and Stockholders’ Equity
Junior subordinated notes issued to capital trusts	$158,538	$158,571
Other liabilities	7,523	8,984
Stockholders’ equity	1,393,027	1,344,786
Total liabilities and stockholders’ equity	$1,559,088	$1,512,341

Statements of Income

(In thousands)

	Years Ended December 31,
	2011	2010	2009

Dividends from continuing subsidiaries	$—	$—	$—
Interest and other income	3,410	1,970	1,805
Interest and other expense	6,248	6,656	7,816
Loss before income tax benefit and equity in undistributed net income of subsidiaries	(2,838)	(4,686)	(6,011)
Income tax benefit	(1,151)	(1,825)	(2,321)
Loss before equity in undistributed net income of subsidiaries	(1,687)	(2,861)	(3,690)
Equity in undistributed net income (loss) of continuing subsidiaries	40,415	23,389	(28,889)
Equity in undistributed net income from discontinued operations	—	—	6,453
Net income (loss)	38,728	20,528	(26,126)
Dividends and discount accretion on preferred shares	10,414	10,382	10,298
Net income (loss) available to common stockholders	$28,314	$10,146	$(36,424)

MB FINANCIAL, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$38,728	$20,528	$(26,126)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of restricted stock awards	3,277	3,319	2,684
Compensation expense for stock option grants	1,559	1,870	2,454
Equity in undistributed net income of continuing subsidiaries	(40,415)	(23,389)	28,889
Equity in undistributed net income from discontinued operations	—	—	(6,453)
Change in other assets and other liabilities	8,275	2,887	(11,460)
Net cash provided by (used in) operating activities	11,424	5,215	(10,012)

Cash Flows From Investing Activities
Investments in and advances to subsidiaries	—	(65,000)	(225,000)
Purchase of loans	—	(51,538)	—
Net decrease in loans	18,009	5,559	—
Net cash provided by (used in) investing activities	18,009	(110,979)	(225,000)

Cash Flows From Financing Activities
Treasury stock transactions, net	(1,149)	(406)	23,961
Stock options exercised	1,903	381	1,269
Excess tax benefits from share-based payment arrangements	(53)	203	28
Dividends paid on common stock	(2,164)	(2,110)	(5,449)
Dividends paid on preferred stock	(9,799)	(9,800)	(9,256)
Principal paid long-term debt	—	—	(500)
Issuance of preferred stock	—	—	—
Issuance of common stock warrant	—	—	—
Issuance of common stock	—	64,747	206,381
Proceeds from junior subordinated notes issued to capital trusts	—	—	—
Principal paid on junior subordinated notes issued to capital trusts	—	—	—
Net cash (used in) provided by financing activities	(11,262)	53,015	216,434

Net increase (decrease) in cash	18,171	(52,749)	(18,578)
Cash:
Beginning of year	90,152	142,901	161,479
End of year	$108,323	$90,152	$142,901

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

Under the securities purchase agreement between the Company and Treasury, prior to December 5, 2011, the Company could not, without the consent of Treasury, (a) pay a cash dividend on the Company’s common stock of more than $0.18 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of the Company’s common stock or preferred stock, other than the Series A Preferred Stock, or trust preferred securities.  In addition, under the terms of the Series A Preferred Stock, the Company may not pay dividends on its common stock unless it is current in its dividend payments on the Series A Preferred Stock.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

a)             Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2011 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

c. )           Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2011, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers.  The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance.  The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics.  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors.  A copy of our code of ethics is available on our Internet website address, www.mbfinancial.com.

Item 11.  Executive Compensation

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2011 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, warrants and rights (1)	Weighted Average Exercise Price of Outstanding Options, warrants and rights(1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the first column) (2)
Equity compensation plans approved by stockholders	2,935,810	$27.64	2,786,071

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	2,935,810	$27.64	2,786,071

(1)          Includes 68,182 shares underlying stock options that we assumed in the 2006 FOBB acquisition.  Additionally, there were 6,647 shares underlying director stock units that we assumed in the 2006 FOBB acquisition. Since the director stock units do not have an exercise price and are settled only for shares of our common stock on a one-for-one basis, these units are not relevant for purposes of computing the weighted average exercise price.

(2)          Awards to plan participants in the form of restricted stock, restricted stock units, performance shares, performance units or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis.

N/A — not applicable

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

Item 13.  Certain Relationships, Related Transactions and Director Independence

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.  Principal Accountant Fees and Services

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2012 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

Date: February 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title

/s/Mitchell Feiger		Director, President and Chief Executive Officer
Mitchell Feiger		(Principal Executive Officer)	February 10, 2012

/s/Jill E. York		Vice President and Chief Financial Officer
Jill E. York		(Principal Financial Officer and Principal Accounting Officer)	February 10, 2012

/s/Thomas H. Harvey*		Director	February 10, 2012
Thomas H. Harvey

/s/David P. Bolger*		Director	February 10, 2012
David P. Bolger

/s/Robert S. Engleman, Jr.*		Director	February 10, 2012
Robert S. Engleman, Jr.

/s/Charles J. Gries*		Director	February 10, 2012
Charles J. Gries

/s/James N. Hallene*		Director	February 10, 2012
James N. Hallene

/s/Richard J. Holmstrom*		Director	February 10, 2012
Richard J. Holmstrom

/s/Karen J. May*		Director	February 10, 2012
Karen J. May

/s/Ronald D. Santo*		Director	February 10, 2012
Ronald D. Santo

/s/Renee Togher*		Director	February 10, 2012
Renee Togher

*By:	/s/Mitchell Feiger	Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Description

2.2

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

2.4

Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Broadway Bank, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of April 23, 2010 (incorporated herein by reference to Exhibit 2.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-24566-01))

2.5

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

EXHIBIT INDEX

Exhibit Number	Description

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

EXHIBIT INDEX

Exhibit Number	Description

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

EXHIBIT INDEX

Exhibit Number	Description

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

101

The following financial statements from the MB Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements*

*  Filed herewith