Form 10-Q
period 2012-03-31
MB FINANCIAL INC /MD
filed 2012-05-02
CIK 1139812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were outstanding 54,676,487 shares of the registrant’s common stock as of May 2, 2012.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2012

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data) (Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$128,411	$144,228
Interest earning deposits with banks	272,553	100,337
Total cash and cash equivalents	400,964	244,565
Investment securities:
Securities available for sale, at fair value	1,833,611	1,929,297
Securities held to maturity, at amortized cost ($515,644 and $511,022 fair value at March 31, 2012 and December 31, 2011, respectively)	498,767	499,283
Non-marketable securities - FHLB and FRB stock	65,541	80,832
Total investment securities	2,397,919	2,509,412

Loans held for sale	3,364	4,727
Loans:
Total loans, excluding covered loans	5,169,237	5,288,451
Covered loans	620,528	662,544
Total loans	5,789,765	5,950,995
Less: Allowance for loan loss	125,431	126,798
Net loans	5,664,334	5,824,197
Lease investment, net	124,748	135,490
Premises and equipment, net	212,589	210,705
Cash surrender value of life insurance	126,226	125,309
Goodwill, net	387,069	387,069
Other intangibles, net	28,237	29,494
Other real estate owned, net	63,077	78,452
Other real estate owned related to FDIC transactions	53,703	60,363
FDIC indemnification asset	72,161	80,830
Other assets	137,209	142,459
Total assets	$9,671,600	$9,833,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$1,874,028	$1,885,694
Interest bearing	5,760,674	5,761,913
Total deposits	7,634,702	7,647,607
Short-term borrowings	269,691	219,954
Long-term borrowings	256,456	266,264
Junior subordinated notes issued to capital trusts	158,530	158,538
Accrued expenses and other liabilities	136,791	147,682
Total liabilities	8,456,170	8,440,045
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 1,000,000 shares at March 31, 2012 and December 31, 2011; series A, 5% cumulative perpetual, 196,000 shares issued and outstanding at December 31, 2011, $1,000 liquidation value)	—	194,719
Common stock, ($0.01 par value; authorized 70,000,000 shares at March 31, 2012 and December 31, 2011; issued 54,852,275 shares at March 31, 2012 and 54,824,912 at December 31, 2011)	549	548
Additional paid-in capital	732,613	731,248
Retained earnings	445,233	427,956
Accumulated other comprehensive income	37,935	39,150
Less:175,253 and 160,419 shares of Treasury stock, at cost, at March 31, 2012 and December 31, 2011, respectively	(3,326)	(3,044)
Controlling interest stockholders’ equity	1,213,004	1,390,577
Noncontrolling interest	2,426	2,450
Total stockholders’ equity	1,215,430	1,393,027
Total liabilities and stockholders’ equity	$9,671,600	$9,833,072

See accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except common share and per share data) (Unaudited)

	Three months ended
	March 31,	March 31,
	2012	2011
Interest income:
Loans	$71,648	$87,167
Investment securities:
Taxable	10,884	7,752
Nontaxable	6,739	3,345
Other interest earning accounts	169	470
Total interest income	89,440	98,734
Interest expense:
Deposits	8,760	13,359
Short-term borrowings	206	217
Long-term borrowings and junior subordinated notes	3,381	2,953
Total interest expense	12,347	16,529
Net interest income	77,093	82,205
Provision for credit losses	3,100	40,000
Net interest income after provision for credit losses	73,993	42,205
Other income:
Loan service fees	1,339	1,126
Deposit service fees	9,408	10,030
Lease financing, net	6,958	5,783
Brokerage fees	1,255	1,419
Trust and asset management fees	4,404	4,431
Net loss on sale of investment securities available for sale	(3)	(3)
Increase in cash surrender value of life insurance	917	968
Net (loss) gain on sale of assets	(17)	357
Accretion of FDIC indemnification asset	475	1,831
Card fees	2,044	1,788
Net loss recognized on other real estate owned	(6,589)	(372)
Other operating income	2,663	1,785
Total other income	22,854	29,143
Other expenses:
Salaries and employee benefits	40,429	37,775
Occupancy and equipment expense	9,570	9,394
Computer services and telecommunication expense	3,653	3,445
Advertising and marketing expense	2,066	1,719
Professional and legal expense	1,413	1,225
Other intangibles amortization expense	1,257	1,425
FDIC insurance premiums	2,643	3,428
Branch impairment charges	—	1,000
Other real estate expense, net	1,243	398
Other operating expenses	5,057	7,055
Total other expenses	67,331	66,864
Income before income taxes	29,516	4,484
Income taxes	8,430	(2,460)
Net income	21,086	6,944
Dividends and discount accretion on preferred shares	3,269	2,601
Net income available to common stockholders	$17,817	$4,343

	Three Months Ended
	March 31,	March 31,
	2012	2011
Common share data:
Basic earnings allocated to common stock per common share	$0.39	$0.13
Impact of preferred stock dividends on basic earnings per common share	(0.06)	(0.05)
Basic earnings per common share	0.33	0.08

Diluted earnings allocated to common stock per common share	0.39	0.13
Impact of preferred stock dividends on diluted earnings per common share	(0.06)	(0.05)
Diluted earnings per common share	0.33	0.08

Weighted average common shares outstanding for basic earnings per common share	54,155,856	53,961,176
Weighted average common shares outstanding for diluted earnings per common share	54,411,916	54,254,876

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands) (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2012	2011

Net income	$21,086	$6,944

Unrealized holding (losses) gains on investment securities, net of tax	(1,217)	331
Reclassification adjustments for losses included in net income, net of tax	2	2
Other comprehensive (loss) income, net of tax	(1,215)	333

Comprehensive income	$19,871	$7,277

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2012 and 2011

(Amounts in thousands, except per share data) (Unaudited)

					Accumulated
					Other
			Additional		Comprehensive			Total Stock-
	Preferred	Common	Paid-in	Retained	Income,	Treasury	Noncontrolling	holders’
	Stock	Stock	Capital	Earnings	Net of Tax	Stock	Interest	Equity
Balance at December 31, 2010	$194,104	$546	$725,400	$402,810	$22,233	$(2,828)	$2,521	$1,344,786
Net income				6,944			66	7,010
Other comprehensive income, net of tax					333			333
Cash dividends declared on common shares ($0.01 per share)				(544)				(544)
Dividends and discount accretion on preferred shares	151			(2,601)				(2,450)
Restricted common stock activity, net of tax			43					43
Stock option activity, net of tax			(109)	(15)		103		(21)
Repurchase of common shares in connection with employee benefit plans						(79)		(79)
Repurchase of common shares held in trust for deferred compensation plan			41			(41)		—
Stock-based compensation expense			1,229					1,229
Distributions to noncontrolling interest							(71)	(71)
Balance at March 31, 2011	$194,255	$546	$726,604	$406,594	$22,566	$(2,845)	$2,516	$1,350,236

Balance at December 31, 2011	$194,719	$548	$731,248	$427,956	$39,150	$(3,044)	$2,450	$1,393,027
Net income				21,086			66	21,152
Other comprehensive loss, net of tax					(1,215)			(1,215)
Cash dividends declared on common shares ($0.01 per share)				(548)				(548)
Dividends and discount accretion on preferred shares	1,281			(3,269)				(1,988)
Repurchase of preferred shares	(196,000)							(196,000)
Restricted common stock activity, net of tax		1	(169)	8		172		12
Stock option activity, net of tax			103					103
Repurchase of common shares in connection with employee benefit plans						(288)		(288)
Repurchase of common shares held in trust for deferred compensation plan			166			(166)		—
Stock-based compensation expense			1,265					1,265
Distributions to noncontrolling interest							(90)	(90)
Balance at March 31, 2012	$—	$549	$732,613	$445,233	$37,935	$(3,326)	$2,426	$1,215,430

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	Three months ended
	March 31,	March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income	$21,086	$6,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	3,736	3,154
Depreciation of leased equipment	10,134	10,001
Impairment charges on branch facilities	—	1,000
Compensation expense for restricted stock awards	882	781
Compensation expense for stock option grants	383	456
Gain on sales of premises and equipment and leased equipment	(186)	(624)
Amortization of other intangibles	1,257	1,425
Provision for credit losses	3,100	40,000
Deferred income tax expense (benefit)	7,118	(2,259)
Amortization of premiums and discounts on investment securities, net	10,315	8,937
Accretion of premiums and discounts on loans, net	(61)	(123)
Accretion of FDIC indemnification asset	(475)	(1,831)
Net loss on sale of investment securities available for sale	3	3
Proceeds from sale of loans held for sale	19,076	11,201
Origination of loans held for sale	(17,328)	(11,062)
Net gain on sale of loans held for sale	(373)	(139)
Net gain on sales of other real estate owned	(416)	(945)
Fair value adjustments on other real estate owned	4,764	1,314
Net loss on sales of other real estate owned related to FDIC-assisted transactions	2,241	3
Increase in cash surrender value of life insurance	(917)	(968)
Increase in other assets, net	(12,783)	(7,832)
Decrease in other liabilities, net	(23,551)	(10,426)
Net cash provided by operating activities	28,005	49,010
Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	6	—
Proceeds from maturities and calls of investment securities available for sale	134,979	102,598
Purchase of investment securities available for sale	(35,537)	(231,294)
Purchase of investment securities held to maturity	(908)	(102,215)
Redemption of non-marketable securities - FHLB and FRB stock	15,291	—
Net decrease in loans	146,403	138,148
Purchases of premises and equipment	(5,637)	(3,511)
Re-writes (purchases) of leased equipment	1,149	(12,606)
Proceeds from sales of premises and equipment	—	1,343
Proceeds from sales of leased equipment	630	693
Proceeds from sale of other real estate owned	13,137	16,167
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	5,249	4,504
Principal paid on lease investments	(969)	(98)
Net proceeds from FDIC related covered assets	27,528	68,977
Net cash provided by (used in) investing activities	301,321	(17,294)
Cash Flows From Financing Activities:
Net decrease in deposits	(12,905)	(260,952)
Net increase in short-term borrowings	49,738	26,336
Proceeds from long-term borrowings	1,160	867
Principal paid on long-term borrowings	(10,968)	(10,613)
Treasury stock transactions, net	(274)	10
Repurchase of preferred stock	(196,000)	—
Stock options exercised	103	38
Excess tax deficits from share-based payment arrangements	—	(8)
Dividends paid on preferred stock	(3,239)	(2,450)
Dividends paid on common stock	(542)	(544)
Net cash used in financing activities	(172,927)	(247,316)

Net increase (decrease) in cash and cash equivalents	$156,399	$(215,600)
Cash and cash equivalents:
Beginning of period	244,565	844,159
End of period	$400,964	$628,559

(Continued)

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Amounts in Thousands)

	Three months ended
	March 31,	March 31,
	2012	2011

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$12,701	$17,009
Income tax payments, net	70	233

Supplemental Schedule of Noncash Investing Activities:

Loans transferred to other real estate owned	$2,110	$25,167
Loans transferred to other real estate owned related to FDIC-assisted transactions	8,054	21,282
Loans transferred to repossessed vehicles	256	336
Loans transferred to loans held for sale	—	11,533

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

(Unaudited)

NOTE 1.               BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three months months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited interim financial statements have been prepared in conformity with U.S. GAAP and industry practice.  Certain information in footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements filed on Form 10-K.

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

NOTE 2.               EARNINGS PER COMMON SHARE

Earnings per common share is computed using the two-class method.  Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units have been issued, to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock.  Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (amounts in thousands, except common share data).

	Three Months Ended
	March 31,
	2012	2011
Distributed earnings allocated to common stock	$548	$543
Undistributed earnings allocated to common stock	20,537	6,387
Net earnings allocated to common stock	21,085	6,930
Less: preferred stock dividends and discount accretion	3,269	2,601
Net earnings allocated to common stock	17,816	4,329
Net earnings allocated to participating securities	1	14
Net earnings allocated to common stock and participating securities	$17,817	$4,343

Weighted average shares outstanding for basic earnings per common share	54,155,856	53,961,176
Dilutive effect of stock compensation	256,060	293,700
Weighted average shares outstanding for diluted earnings per common share	54,411,916	54,254,876

Basic earnings allocated to common stock per common share	$0.39	$0.13
Impact of preferred stock dividends on basic earnings per common share	(0.06)	(0.05)
Basic earnings per common share	0.33	0.08

Diluted earnings allocated to common stock per common share	0.39	0.13
Impact of preferred stock dividends on diluted earnings per common share	(0.06)	(0.05)
Diluted earnings per common share	0.33	0.08

NOTE 3.               INVESTMENT SECURITIES

Carrying amounts and fair values of investment securities are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2012:
Available for Sale
U.S. Government sponsored agencies and enterprises	$39,503	$2,567	$—	$42,070
States and political subdivisions	547,262	34,920	(462)	581,720
Residential mortgage-backed securities	1,117,065	24,457	(964)	1,140,558
Commercial mortgage-backed securities	51,275	1,415	—	52,690
Corporate bonds	5,686	—	—	5,686
Equity securities	10,520	368	(1)	10,887
	1,771,311	63,727	(1,427)	1,833,611
Held to Maturity
States and political subdivisions	239,526	9,826	—	249,352
Residential mortgage-backed securities	259,241	7,051	—	266,292
	498,767	16,877	—	515,644

Total	$2,270,078	$80,604	$(1,427)	$2,349,255

December 31, 2011:
Available for Sale
U.S. Government sponsored agencies and enterprises	$39,640	$2,761	$—	$42,401
States and political subdivisions	500,979	34,922	(241)	535,660
Residential mortgage-backed securities	1,256,696	26,483	(1,373)	1,281,806
Commercial mortgage-backed securities	51,324	1,361	—	52,685
Corporate bonds	5,899	—	—	5,899
Equity securities	10,457	389	—	10,846
	1,864,995	65,916	(1,614)	1,929,297
Held to Maturity
States and political subdivisions	240,183	7,489	(8)	247,664
Residential mortgage-backed securities	259,100	5,032	(774)	263,358
	499,283	12,521	(782)	511,022

Total	$2,364,278	$78,437	$(2,396)	$2,440,319

Unrealized losses on investment securities and the fair value of the related securities at March 31, 2012 are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$28,517	$(254)	$659	$(208)	$29,176	$(462)
Residential mortgage-backed securities	101,491	(963)	284	(1)	101,775	(964)
Equity securities	39	(1)	—	—	39	(1)
Total	$130,047	$(1,218)	$943	$(209)	$130,990	$(1,427)

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2012 was 46.  Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether or not the Company is more likely than not to sell the security before recovery of its cost basis.

As of March 31, 2012, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2012, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Realized net losses on the sale of investment securities available for sale are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Realized gains	$—	$—
Realized losses	(3)	(3)
Net losses	$(3)	$(3)

The amortized cost and fair value of investment securities as of March 31, 2012 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value

Available for sale:
Due in one year or less	$15,050	$15,286
Due after one year through five years	200,465	216,167
Due after five years through ten years	142,154	156,360
Due after ten years	234,782	241,663
Equity securities	10,520	10,887
Residential and commercial mortgage-backed securities	1,168,340	1,193,248
	1,771,311	1,833,611
Held to maturity:
Due after five years through ten years	10,422	10,811
Due after ten years	229,104	238,541
Residential mortgage-backed securities	259,241	266,292
	498,767	515,644
Total	$2,270,078	$2,349,255

Investment securities available for sale with carrying amounts of $962.8 million and $924.9 million at March 31, 2012 and December 31, 2011, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 4.               LOANS

Loans consist of the following at (in thousands):

	March 31,	December 31,
	2012	2011

Commercial loans	$1,040,340	$1,113,123
Commercial loans collateralized by assignment of lease payments	1,209,942	1,208,575
Commercial real estate	1,877,380	1,853,788
Residential real estate	309,644	316,787
Construction real estate	128,040	183,789
Indirect vehicle	186,736	187,481
Home equity	327,450	336,043
Consumer loans	89,705	88,865
Gross loans, excluding covered loans	5,169,237	5,288,451
Covered loans	620,528	662,544
Total loans(1)	$5,789,765	$5,950,995

(1)         Gross loan balances at March 31, 2012 and December 31, 2011 were net of unearned income, including net deferred loan fees of $934 thousand and $1.0 million, respectively.

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

Commercial Real Estate Loans.  The Company’s goal is to create and maintain a high quality portfolio of commercial real estate loans.  Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans.  These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property.  Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

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

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2012 and December 31, 2011 (in thousands):

		30-59 Days	60-89 Days	Loans past due	Total
	Current	Past Due	Past Due	90 days or more	Past Due	Total

March 31, 2012:
Commercial	$1,031,865	$4,159	$281	$4,035	$8,475	$1,040,340
Commercial collateralized by assignment of lease payments	1,196,112	12,380	1,398	52	13,830	1,209,942
Commercial real estate
Healthcare	181,375	—	—	5,431	5,431	186,806
Industrial	469,884	780	—	7,078	7,858	477,742
Multifamily	378,482	1,446	1,668	4,665	7,779	386,261
Retail	409,773	4,137	1,769	3,773	9,679	419,452
Office	181,407	438	—	2,083	2,521	183,928
Other	218,337	677	3,548	629	4,854	223,191
Residential real estate	304,430	365	152	4,697	5,214	309,644
Construction real estate	123,822	1,158	1,329	1,731	4,218	128,040
Indirect vehicle	185,448	702	249	337	1,288	186,736
Home equity	315,695	4,486	2,018	5,251	11,755	327,450
Consumer	89,691	7	—	7	14	89,705
Gross loans, excluding covered loans (1)	5,086,321	30,735	12,412	39,769	82,916	5,169,237
Covered loans	402,249	12,029	17,900	188,350	218,279	620,528
Total loans	$5,488,570	$42,764	$30,312	$228,119	$301,195	$5,789,765

Nonperforming loan aging	$74,323	$9,023	$6,993	$34,351	$50,367	$124,690

Non-covered loans related to FDIC transactions (2)	$17,736	$257	$3,020	$5,419	$8,696	$26,432

December 31, 2011:
Commercial	$1,105,139	$2,178	$188	$5,618	$7,984	$1,113,123
Commercial collateralized by assignment of lease payments	1,202,323	3,409	2,463	380	6,252	1,208,575
Commercial real estate
Healthcare	176,594	—	—	—	—	176,594
Industrial	450,029	1,013	1,700	6,642	9,355	459,384
Multifamily	383,882	2,398	1,845	2,772	7,015	390,897
Retail	421,079	2,376	480	3,624	6,480	427,559
Office	181,960	—	—	1,544	1,544	183,504
Other	214,137	457	595	661	1,713	215,850
Residential real estate	311,256	1,231	767	3,533	5,531	316,787
Construction real estate	180,471	—	—	3,318	3,318	183,789
Indirect vehicle	185,363	1,376	386	356	2,118	187,481
Home equity	325,173	2,812	2,314	5,744	10,870	336,043
Consumer	88,854	3	3	5	11	88,865
Gross loans, excluding covered loans (1)	5,226,260	17,253	10,741	34,197	62,191	5,288,451
Covered loans	443,332	14,332	12,618	192,262	219,212	662,544
Total loans	$5,669,592	$31,585	$23,359	$226,459	$281,403	$5,950,995

Nonperforming loan aging	$91,752	$5,916	$5,142	$26,581	$37,639	$129,391

Non-covered loans related to FDIC transactions (2)	$19,656	$1,958	$283	$7,617	$9,858	$29,514

(1)         Includes loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.

(2)         Loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31,		December 31,
	2012		2011
		Loans past due		Loans past due
		90 days or more		90 days or more
	Nonaccrual	and still accruing	Nonaccrual	and still accruing

Commercial	$32,468	$—	$34,813	$—
Commercial collateralized by assignment of lease payments	1,951	52	2,116	66
Commercial real estate:
Healthcare	5,431	—	6,892	—
Industrial	23,279	—	29,637	—
Multifamily	9,294	—	9,145	—
Office	17,057	—	2,826	—
Retail	3,219	—	15,333	—
Other	12,607	52	12,718	—
Residential real estate	5,220	574	4,300	—
Construction real estate	1,553	—	1,145	—
Indirect vehicles	1,420	1	1,288	16
Home equity	10,501	—	9,087	—
Consumer	11	—	9	—
Total	$124,011	$679	$129,309	$82

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company’s risk rating system, the Company classifies problem and potential problem loans as “Special Mention,” “Substandard,” and “Doubtful.”  Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.  Risk ratings are updated at least annually and any time the situation warrants.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.  Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of March 31, 2012 and December 31, 2011 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total

March 31, 2012:
Commercial	$927,909	$35,210	$76,355	$866	$1,040,340
Commercial collateralized by assignment of lease payments	1,203,713	—	6,229	—	1,209,942
Commercial real estate
Healthcare	181,375	—	—	5,431	186,806
Industrial	399,863	21,653	56,226	—	477,742
Multifamily	339,684	27,455	17,151	1,971	386,261
Retail	376,508	2,651	40,293	—	419,452
Office	156,059	6,678	21,191	—	183,928
Other	193,849	1,883	27,459	—	223,191
Construction real estate	113,600	1,478	12,962	—	128,040
Total	$3,892,560	$97,008	$257,866	$8,268	$4,255,702

December 31, 2011:
Commercial	$983,935	$56,550	$69,292	$3,346	$1,113,123
Commercial collateralized by assignment of lease payments	1,203,933	—	4,642	—	1,208,575
Commercial real estate
Healthcare	169,702	—	—	6,892	176,594
Industrial	370,760	26,294	62,330	—	459,384
Multifamily	328,617	43,256	15,732	3,292	390,897
Retail	384,590	4,031	38,938	—	427,559
Office	159,162	3,924	20,418	—	183,504
Other	183,490	3,822	28,538	—	215,850
Construction real estate	167,907	4,362	11,520	—	183,789
Total	$3,952,096	$142,239	$251,410	$13,530	$4,359,275

Approximately $106.7 million and $114.7 million of the substandard and doubtful loans were non-performing as of March 31, 2012 and December 31, 2011, respectively.

For consumer, residential real estate, home equity, and indirect vehicle loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2012 and December 31, 2011 (in thousands):

	Performing	Non-performing	Total

March 31, 2012:
Residential real estate	$303,850	$5,794	$309,644
Indirect vehicles	185,315	1,421	186,736
Home equity	316,949	10,501	327,450
Consumer	89,694	11	89,705
Total	$895,808	$17,727	$913,535

December 31, 2011:
Residential real estate	$312,487	$4,300	$316,787
Indirect vehicles	186,177	1,304	187,481
Home equity	326,956	9,087	336,043
Consumer	88,856	9	88,865
Total	$914,476	$14,700	$929,176

Non-performing loans are those on nonaccrual or past due 90 days or more and still accruing interest.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012
	Unpaid			Allowance for	Average	Interest
	Principal	Recorded	Partial	Loan Losses	Recorded	Income
	Balance	Investment	Charge-offs	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial	$47,579	$28,472	$19,107	$—	$27,710	$105
Commercial collateralized by assignment of lease payments	114	114	—	—	124	2
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	29,651	19,971	9,680	—	25,290	29
Multifamily	2,180	2,175	5	—	2,194	—
Retail	9,688	9,324	364	—	9,747	—
Office	756	756	—	—	793	—
Other	6,369	6,369	—	—	7,113	—
Residential real estate	6,883	6,883	—	—	6,895	—
Construction real estate	—	—	—	—	—	—
Indirect vehicles	—	—	—	—	—	—
Home equity	16,172	16,172	—	—	16,163	—
Consumer	241	241	—	—	241	—
With an allowance recorded:
Commercial	4,019	3,996	23	1,382	3,262	—
Commercial collateralized by assignment of lease payments	1,735	1,735	—	342	1,789	32
Commercial real estate:
Healthcare	10,935	5,431	5,504	2,321	5,474	—
Industrial	7,287	3,308	3,979	509	3,437	—
Multifamily	16,256	7,851	8,405	3,024	6,911	23
Retail	9,042	8,091	951	3,018	7,563	—
Office	2,746	2,463	283	239	2,337	—
Other	6,381	6,238	143	1,672	6,173	4
Residential real estate	—	—	—	—	—	—
Construction real estate	3,927	1,553	2,374	915	1,715	—
Indirect vehicles	—	—	—	—	—	—
Home equity	1,289	1,227	62	312	1,289	—
Consumer	—	—	—	—	—	—
Total	$183,250	$132,370	$50,880	$13,734	$136,220	$195

	December 31, 2011
	Unpaid			Allowance for	Average	Interest
	Principal	Recorded	Partial	Loan Losses	Recorded	Income
	Balance	Investment	Charge-offs	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial	$47,784	$28,774	$19,010	$—	$22,952	$211
Commercial collateralized by assignment of lease payments	107	107	—	—	696	32
Commercial real estate:
Healthcare	—	—	—	—	1,818	—
Industrial	35,338	25,865	9,473	—	37,436	64
Multifamily	1,975	1,975	—	—	10,641	164
Retail	23,656	23,652	4	—	26,783	—
Office	779	779	—	—	5,755	—
Other	6,901	6,901	—	—	16,303	—
Residential real estate	7,157	7,157	—	—	6,580	—
Construction real estate	—	—	—	—	56,846	—
Indirect vehicles	—	—	—	—	—	—
Home equity	11,297	11,297	—	—	7,309	—
Consumer	241	241	—	—	122	—
With an allowance recorded:
Commercial	10,016	6,038	3,978	1,711	10,025	80
Commercial collateralized by assignment of lease payments	2,077	2,077	—	390	475	71
Commercial real estate:
Healthcare	11,750	6,892	4,858	1,560	292	—
Industrial	7,739	3,773	3,966	680	7,780	—
Multifamily	14,387	7,720	6,667	1,757	10,614	208
Retail	11,232	10,672	560	2,394	9,688	—
Office	2,330	2,047	283	77	4,586	—
Other	5,979	5,816	163	1,514	10,489	2
Residential real estate	—	—	—	—	—	—
Construction real estate	3,519	1,145	2,374	721	20,259	—
Indirect vehicles	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	355	5
Total	$204,264	$152,928	$51,336	$10,804	$267,804	$837

Impaired loans included accruing restructured loans of $24.1 million and $38.0 million that have been modified and are performing in accordance with those modified terms as of March 31, 2012 and December 31, 2011, respectively.  In addition, impaired loans included $34.7 million and $42.5 million of non-performing, restructured loans as of March 31, 2012 and December 31, 2011, respectively.

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

The following tables present loans that have been restructured during the three months ended March 31, 2012 (dollars in thousands):

	Three Months Ended
	March 31, 2012
	Number	Pre-Modification	Post-Modification
	of	Recorded	Recorded	Charge-offs and
	Loans	Investment	Investment	Specific Reserves

Performing:
Commercial real estate:
Multifamily	1	$155	$155	$—
Retail	1	236	236	—
Home equity	22	4,397	4,397	—
Total	24	$4,788	$4,788	$—

Non-Performing:
Commercial	2	$185	$185	$61
Commercial real estate:
Multifamily	1	149	149	40
Retail	2	599	599	—
Home equity	5	950	921	29
Total	10	$1,883	$1,854	$130

Loans may be restructured in an effort to maximize collections.  We use various restructuring techniques, including, but not limited to, deferral of past due interest or principal, implementing an A/B note structure, redeeming past due taxes, reduction of interest rates, extending maturities and modification of amortization schedules.

Impairment analyses are performed on commercial loan troubled debt restructurings in conjunction with the normal allowance for loan loss process.  Consumer loan troubled debt restructurings are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.  Of the troubled debt restructurings entered into during the past twelve months, $305 thousand subsequently defaulted during the first quarter of 2012.  Redefaults are defined as loans that were performing troubled debt restructurings that became 90 days or more past due post restructuring.

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and 2011 (in thousands):

		Commercial
		collateralized by
		assignment of	Commercial	Residential	Construction	Indirect	Home		Unfunded
	Commercial	lease payments	real estate	real estate	real estate	vehicles	equity	Consumer	Commitments	Total
March 31, 2012:
Allowance for credit losses:

Beginning balance	$21,106	$7,561	$68,695	$3,935	$15,639	$1,834	$7,333	$695	$9,177	$135,975
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	1,132	—	—	—	(1,132)	—
Charge-offs	(539)	—	(3,003)	(294)	(3,436)	(715)	(1,072)	(258)	—	(9,317)
Recoveries	2,038	256	162	34	565	311	20	111	—	3,497
Provision	(3,446)	(327)	8,748	(660)	(2,745)	396	745	610	(221)	3,100
Ending balance	$19,159	$7,490	$74,602	$3,015	$11,155	$1,826	$7,026	$1,158	$7,824	$133,255

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,382	$342	$10,783	$—	$915	$—	$312	$—	$3,127	$16,861
Collectively evaluated for impairment	17,777	7,148	61,920	2,848	10,240	1,826	6,714	1,158	4,697	114,328
Acquired and accounted for under ASC 310-30 (1)	—	—	1,899	167	—	—	—	—	—	2,066
Total ending allowance balance	$19,159	$7,490	$74,602	$3,015	$11,155	$1,826	$7,026	$1,158	$7,824	$133,255

Loans:
Individually evaluated for impairment	$32,468	$1,849	$71,977	$6,883	$1,553	$—	$17,399	$241	$—	$132,370
Collectively evaluated for impairment	985,666	1,208,093	1,805,403	298,535	126,487	186,736	310,051	89,464	—	5,010,435
Acquired and accounted for under ASC 310-30 (1)	103,907	—	312,412	7,808	174,996	—	643	47,194	—	646,960
Total ending loans balance	$1,122,041	$1,209,942	$2,189,792	$313,226	$303,036	$186,736	$328,093	$136,899	$—	$5,789,765

March 31, 2011:
Allowance for credit losses:

Beginning balance	$28,747	$6,424	$105,875	$5,104	$37,215	$3,157	$5,062	$633	$—	$192,217
Charge-offs	(3,151)	—	(29,775)	(3,562)	(21,094)	(718)	(1,907)	(544)	—	(60,751)
Recoveries	2,565	66	1,534	7	2,026	325	48	373	—	6,944
Provision	(1,571)	22	26,160	4,001	9,373	384	1,491	140	—	40,000
Ending balance	$26,590	$6,512	$103,794	$5,550	$27,520	$3,148	$4,694	$602	$—	$178,410

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,802	$170	$20,262	$—	$10,307	$—	$—	$513	$—	$38,054
Collectively evaluated for impairment	19,788	6,342	83,532	5,550	17,213	3,148	4,694	89	—	140,356
Acquired and accounted for under ASC 310-30 (1)	—	—	—	—	—	—	—	—	—	—
Total ending allowance balance	$26,590	$6,512	$103,794	$5,550	$27,520	$3,148	$4,694	$602	$—	$178,410

Loans:
Individually evaluated for impairment	$38,659	$1,694	$175,203	$6,221	$97,847	$—	$3,077	$121	$—	$322,822
Collectively evaluated for impairment	1,138,350	1,036,813	2,129,235	329,202	289,754	175,058	368,031	125,894	—	5,592,337
Acquired and accounted for under ASC 310-30 (1)	93,427	—	160,238	—	192,624	—	—	6,548	—	452,837
Total ending loans balance	$1,270,436	$1,038,507	$2,464,676	$335,423	$580,225	$175,058	$371,108	$132,563	$—	$6,367,996

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

During the three months ended March 31, 2012 there was a provision for credit losses of $3.8 million and net charge-offs of $2.6 million in relation to six pools of purchased loans with a total carrying amount of $187.2 million as of March 31, 2012.  There was $2.1 million in allowance for loan losses related to these purchased loans at March 31, 2012 and $827 thousand at December 31, 2011.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired in FDIC-assisted transactions and accounted for under ASC 310-30 were as follows for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Balance at beginning of period	$18,703	$44,103
Accretion	(5,373)	(8,590)
Other	—	(143)
Balance at end of period	$13,330	$35,370

In our FDIC-assisted transactions, the fair value of purchased credit-impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral.  The fair value of loans that were not credit-impaired was determined based on estimates of losses on defaults and other market factors.  Due to the loss-share agreements with the FDIC, MB Financial Bank recorded a receivable (FDIC indemnification asset) from the FDIC equal to the present value of the corresponding reimbursement percentages on the estimated losses embedded in the loan portfolio.

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

In both scenarios, the clawback liability (the amount the FDIC requires MB Financial Bank to pay back if certain thresholds are met) will increase or decrease accordingly.

The carrying amount of covered loans and other purchased non-covered loans at March 31, 2012 consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table (in thousands):

	Purchased Credit-Impaired Loans	Purchased Non- Credit-Impaired Loans	Total
Covered loans:
Commercial related (1)	$28,896	$18,066	$46,962
Commercial	10,458	24,281	34,739
Commercial real estate	137,385	175,027	312,412
Construction real estate	151,107	23,890	174,997
Other	5,004	46,414	51,418
Total covered loans	$332,850	$287,678	$620,528

Estimated receivable amount from the FDIC under the loss-share agreement (2)	$35,408	$29,740	$65,148

Non covered loans:
Commercial related (3)	$5,257	$16,949	$22,206
Other	161	4,065	4,226
Total non-covered loans	$5,418	$21,014	$26,432

(1)         Covered commercial related loans include commercial, commercial real estate and construction real estate loans for Heritage and Benchmark.

(2)         Estimated reimbursable amounts from the FDIC under the loss-share agreement exclude $7.0 million in reimbursable amounts related to covered other real estate owned.

(3)         Non covered commercial related loans include commercial, commercial real estate and construction real estate for InBank.

Outstanding balances on purchased loans from the FDIC were $732.3 million and $795.6 million as of March 31, 2012 and December 31, 2011, respectively.  The related carrying amount on loans purchased from the FDIC was $647.0 million and $692.1 million as of March 31, 2012 and December 31, 2011, respectively.

NOTE 5.               GOODWILL AND INTANGIBLES

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

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the three months ended March 31, 2012 or 2011.  Goodwill is tested for impairment at the reporting unit level.  All of our goodwill is allocated to MB Financial, Inc., which is the Company’s only applicable reporting unit for purposes of testing goodwill impairment.  The carrying amount of goodwill was $387.1 million at March 31, 2012 and December 31, 2011.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had, as of March 31, 2012, a remaining weighted average amortization period of approximately five years.

The following table presents the changes during the three months ended March 31, 2012 in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of March 31, 2012 (in thousands):

March 31,
2012
Balance at beginning of period	$29,494
Amortization expense	(1,257)
Other intangibles from business combinations	—
Balance at end of period	$28,237

Gross carrying amount	$71,560
Accumulated amortization	(43,323)
Net book value	$28,237

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2012	$3,753
2013	4,530
2014	3,514
2015	3,090
2016	2,747
Thereafter	10,603
$28,237

NOTE 6.               NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASC Topic 860 “Transfers and Servicing.”  New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing” amended prior guidance on the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The new authoritative guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion.  The new guidance does not change any other existing criteria applicable to the assessment of effective control.  The Company adopted this new authoritative guidance on January 1, 2012, and it did not have an impact on the Company’s statements of income and financial condition.

ASC Topic 820 “Fair Value Measurement.”  New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurement” amended prior guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The new authoritative guidance clarifies the highest and best use and valuation premise, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, measuring the fair value of financial instruments that are managed within a portfolio, and the application of premiums and discounts in a fair value measurement. The new authoritative guidance also requires additional disclosures about fair value measurements. The Company adopted this new authoritative guidance on January 1, 2012, and it did not have an impact on the Company’s statements of income and financial condition.  See Note 14 for the additional disclosures required by this new authoritative guidance.

ASC Topic 220 “Comprehensive Income.”  New authoritative accounting guidance under ASC Topic 220, “Comprehensive Income” amended prior guidance to increase the prominence of items reported in other comprehensive income.  The new guidance requires that all changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance does not change the items that must be reported in other comprehensive income.  The Company adopted this new authoritative guidance on January 1, 2012, and it did not have an impact on the Company’s statements of income and financial condition.  See the Consolidated Statements of Comprehensive Income included in the Consolidated Financial Statements.

ASC Topic 350 “Intangibles — Goodwill and Other.”  New authoritative accounting guidance under ASC Topic 350, “Intangibles — Goodwill and Other” amended prior guidance to allow an entity to use a qualitative approach to test goodwill for impairment.  The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not (having a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The Company adopted this new authoritative guidance on January 1, 2012, and it did not have an impact on the Company’s statements of income and financial condition.

NOTE 7.               STOCK-BASED COMPENSATION

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended
	March 31,
	2012	2011

Total cost of share-based payment plans during the period	$1,265	$1,229

Amount of related income tax benefit recognized in income	$506	$501

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In June 2011, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to add 2,300,000 authorized shares for a total of 8,300,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis.  As of March 31, 2012, there were 2,794,943 shares available for future grants.

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

The following table summarizes stock options outstanding for the three months ended March 31, 2012:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(in thousands)

Options outstanding as of December 31, 2011	2,935,810	$27.64
Granted	6,743	20.99
Exercised	(11,627)	17.41
Expired or cancelled	(47,245)	29.91
Forfeited	(5,806)	17.48
Options outstanding as of March 31, 2012	2,877,875	$27.65	4.57	$1,999

Options exercisable as of March 31, 2012	1,693,068	$31.35	2.80	$461

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

The following assumptions were used for options granted during the three months ended March 31, 2012:

March 31,
2012
Risk-free interest rate	1.00%
Expected volatility of Company’s stock	53.55%
Expected dividend yield	2.00%
Expected life of options	4.0 years

Weighted average fair value per option of options granted during the period	$7.68

The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $11 thousand and $30 thousand, respectively.

The following is a summary of changes in restricted shares for the three months ended March 31, 2012:

		Weighted Average
	Number of Shares	Grant Date Fair Value

Shares Outstanding at December 31, 2011	664,502	$14.37
Granted	21,920	19.95
Vested	(13,720)	18.83
Forfeited	(3,290)	16.30
Shares Outstanding at March 31, 2012	669,412	$14.46

The Company issued 92,717 shares, 66,193 shares and 164,401 shares of market-based restricted stock in 2011, 2010 and 2009, respectively.  The market component of the vesting terms for each award requires that, for ten consecutive trading days, the closing price of the Company’s stock be at least $27.00 for awards issued in 2011, $25.80 for awards issued in 2010 and $18.14 for awards issued in 2009.  The market components for awards issued in 2011 and 2010 have not been satisfied as of March 31, 2012.  The market component for awards issued in 2009 has been satisfied; therefore, the 2009 awards generally will vest in full in 2012, on the third anniversary of the grant date.  A Monte Carlo simulation model was used to value the market-based restricted stock awards at the time of issuance.

Effective January 1, 2010, the Company began issuing shares of common stock under the Omnibus Plan as Salary Stock, classified as other stock-based awards, to certain executive officers.  This stock is fully vested as of the grant date and the related expense is included in salaries and employee benefits on the Consolidated Statements of Operations.  Holders of Salary Stock have all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends that may be paid thereon.  As a condition of receiving the Salary Stock, the holders entered into agreements with the Company providing that they may not sell or otherwise transfer the shares of Salary Stock for two years, except in the event of disability or death.  During the three months ended March 31, 2012, the Company issued 5,885 shares of Salary Stock at a weighted average issuance price of $19.67.

As of March 31, 2012, there was $6.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At March 31, 2012, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 1.2 years.

NOTE 8.               DEPOSITS

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	March 31,		December 31,
	2012		2011
	Amount	Percent	Amount	Percent

Demand deposit accounts, noninterest bearing	$1,874,028	25%	$1,885,694	25%
NOW and money market accounts	2,702,636	35%	2,645,334	34%
Savings accounts	786,357	10%	753,610	10%
Certificates of deposit	1,820,266	24%	1,925,608	25%
Brokered deposit accounts	451,415	6%	437,361	6%
Total	$7,634,702	100%	$7,647,607	100%

NOTE 9.               SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31,		December 31,
	2012		2011
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Customer repurchase agreements	0.24%	$232,925	0.30%	$216,439
Federal Home Loan Bank advances	3.66%	1,766	3.66%	3,515
Line of credit	2.24%	35,000	0.00%	—
	0.52%	$269,691	0.35%	$219,954

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

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $1.8 million in fixed rate advances at March 31, 2012 and $3.5 million in fixed rate advances at December 31, 2011.  At March 31, 2012, the Company had fixed rate advances with effective interest rates ranging from 3.60% to 3.70%.  At March 31, 2012, these advances had a maturity of June 2012.

On March 9, 2012, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank.  As of March 31, 2012, the line was fully drawn.  Interest is payable at a rate of one month LIBOR + 2.00%.  The line matures on March 8, 2013.

NOTE 10.             LONG-TERM BORROWINGS

The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $137.7 million and $144.6 million at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87%.  At March 31, 2012, the advances had maturities ranging from April 2013 to April 2035.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  The Company may also pledge certain investment securities as collateral for advances based on market value.  As of March 31, 2012 and December 31, 2011, the Company had  $186.0 million and $197.4 million, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances.  Additionally, as of March 31, 2012 and December 31, 2011, the Company had $33.3 million and $33.8 million, respectively, of investment securities pledged as collateral for long-term advances from the Federal Home Loan Bank.  The Company could borrow an additional amount of approximately $314.2 million and $319.4 million from the Federal Home Loan Bank as of March 31, 2012 and December 31, 2011, respectively.

The Company had notes payable to banks totaling $28.1 million and $31.0 million at March 31, 2012 and December 31, 2011, respectively, which as of March 31, 2012, were accruing interest at rates ranging from 3.00% to 12.00%.  Lease investments includes equipment with an amortized cost of $40.0 million and $42.6 million at March 31, 2012 and December 31, 2011, respectively, that is pledged as collateral on these notes.

The Company had a $40.0 million ten-year structured repurchase agreement as of March 31, 2012, which bears interest at a fixed rate borrowing of 4.75% and expires in 2016.

As of March 31, 2012, MB Financial Bank had a $50.0 million outstanding subordinated debt facility.  Interest is payable at a rate of three month LIBOR + 1.70%.  The debt matures on October 1, 2017.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2012 (in thousands):

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

(2)         Amount does not include purchase accounting adjustments totaling a premium of $279 thousand associated with FOBB Statutory Trust I and III.

(3)         Callable at a premium through 2020.

(4)         FOBB Statutory Trusts I and III were established by First Oak Brook Bancshares, Inc. (“FOBB”) prior to the Company’s acquisition of FOBB, and the junior subordinated notes issued by FOBB to FOBB Statutory Trusts I and III were assumed by the Company upon completion of the acquisition.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption on a date no earlier than the call dates noted in the table above.  Prior to these respective redemption dates, the junior subordinated notes may be redeemed by the Company (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in a trust being treated as an investment company.  Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes.  The Company’s obligation under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust.  The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.  During any such deferral period the Company may not pay cash dividends on its stock and generally may not repurchase its stock.

NOTE 12.             DERIVATIVE FINANCIAL INSTRUMENTS

The Company offers various derivatives, including interest rate swaps and foreign currency forward contracts, to our customers and mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties.  This permits the Company to offer customized risk management solutions to our customers.  These customer accommodations and any offsetting financial contracts are treated as stand-alone derivative instruments which do not qualify for hedge accounting.

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable for March 31, 2012 was approximately $23 thousand, and the net amount payable for December 31, 2011 was approximately $23 thousand.  The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counterparty.  In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At March 31, 2012, the Company’s credit exposure relating to interest rate swaps was approximately $22.7 million, which is secured by the underlying collateral on customer loans.

The Company also enters into mortgage banking derivatives which are designated as stand-alone derivatives.  These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale.

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $7.1 million at March 31, 2012.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income and other expense.

The Company’s derivative financial instruments are summarized below as of March 31, 2012 and December 31, 2011 (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$7,109	$(261)	$7,204	$(315)

Stand-alone derivative instruments (2)
Interest rate swap contracts	342,259	22,576	343,132	25,931	343,395	(22,690)	344,294	(26,053)
Interest rate options contracts	21,214	189	4,287	32	21,214	(189)	4,287	(32)
Foreign exchange contracts	8,786	457	8,567	240	7,904	(422)	8,498	(206)
Mortgage banking derivatives	5,962	68	2,626	48	2,050	(10)	2,000	(18)
Total stand-alone derivative instruments	378,221	23,290	358,612	26,251	374,563	(23,311)	359,079	(26,309)
Total	$378,221	$23,290	$358,612	$26,251	$381,672	$(23,572)	$366,283	$(26,624)

(1) Hedged fixed-rate commercial real estate loans

(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in the other income in the consolidated statements of income related to derivative financial instruments were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$(61)	$1

Stand-alone derivative instruments:
Interest rate swap contracts	66	15
Interest rate options contracts	—	—
Foreign exchange contracts	2	—
Mortgage banking derivatives	27	—
Total stand-alone derivative instruments	95	15
Total	$34	$16

Methods and assumptions used by the Company in estimating the fair value of its interest rate swaps are discussed in Note 14 below.

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

At March 31, 2012 and December 31, 2011, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	March 31,	December 31,
	2012	2011
Commitments to extend credit:
Home equity lines	$274,908	$275,357
Other commitments	810,579	741,815

Letters of credit:
Standby	68,344	67,720
Commercial	1,093	818

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of March 31, 2012, the maximum remaining term for any standby letters of credit was December 31, 2016.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At March 31, 2012, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $900 thousand to $69.4 million from $68.5 million at December 31, 2011.  Of the $69.4 million in commitments outstanding at March 31, 2012, approximately $18.8 million of the letters of credit have been issued or renewed since December 31, 2011.

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

As of March 31, 2012, the Company had approximately $1.4 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

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

NOTE 14.             FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

March 31, 2012
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$42,070	$—	$42,070	$—
States and political subdivisions	581,720	—	581,720	—
Residential mortgage-backed securities	1,140,558	—	1,139,509	1,049
Commercial mortgage-backed securities	52,690	—	52,690	—
Corporate bonds	5,686	—	—	5,686
Equity securities	10,887	10,887	—	—
Loans held for sale	3,364	—	3,364	—
Assets held in trust for deferred compensation	7,747	7,747	—	—
Derivative financial instruments	23,290	—	23,290	—
Financial liabilities
Other liabilities (1)	7,747	7,747	—	—
Derivative financial instruments	23,572	—	23,572	—

December 31, 2011
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$42,401	$—	$42,401	$—
States and political subdivisions	535,660	—	535,660	—
Residential mortgage-backed securities	1,281,806	—	1,280,713	1,093
Commercial mortgage-backed securities	52,685	—	52,685	—
Corporate bonds	5,899	—	—	5,899
Equity securities	10,846	10,846	—	—
Loans held for sale	4,727	—	4,727	—
Assets held in trust for deferred compensation	6,808	6,808	—	—
Derivative financial instruments	26,251	—	26,251	—
Financial liabilities
Other liabilities (1)	6,808	6,808	—	—
Derivative financial instruments	26,624	—	26,624	—

(1) Liabilities associated with assets held in trust for deferred compensation

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s residential mortgage-backed securities and corporate bonds included in the table above primarily relate to the constant pre-payment rates and credit assumptions used in the discounted cash flows valuation, respectively.  As of March 31, 2012, those constant pre-payment rates ranged from six to twelve and the credit assumption averaged a 15% loss.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2012.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Balance, beginning of period	$6,992	$7,476
Transfer into Level 3	—	—
Net unrealized losses	—	—
Other comprehensive income	37	21
Principal payments	(294)	(199)
Impairment charge	—	—
	$6,735	$7,298

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

Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired real estate loans, the Company obtains a current external appraisal.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Non-Financial Long-Lived Assets.  During the three months ended March 31, 2011, the Company recognized a $1.0 million branch impairment caused by the decision to close a branch.  The fair value of the branch was estimated using Level 3 inputs based on internal appraisals.

Assets measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Financial assets:
Impaired loans	$76,007	$—	$—	$76,007
Foreclosed assets	116,861	—	—	116,861

December 31, 2011
Financial assets:
Impaired loans	$96,089	$—	$—	$96,089
Foreclosed assets	138,971	—	—	138,971
Non-financial long-lived assets	2,901	—	—	2,901

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s impaired loans and foreclosed assets included in the table above primarily relate to internal valuations or analyses.

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

Accrued interest:  The carrying amount of accrued interest receivable and payable approximate their fair values.

The estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2012
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$128,411	$128,411	$128,411	$—	$—
Interest bearing deposits with banks	272,553	272,553	272,553	—	—
Investment securities available for sale	1,833,611	1,833,611	10,887	1,815,989	6,735
Investment securities held to maturity	498,767	515,644	—	515,644	—
Non-marketable securities - FHLB and FRB stock	65,541	65,541	—	—	65,541
Loans held for sale	3,364	3,364	—	3,364	—
Loans, net	5,664,334	5,658,959	—	—	5,658,959
Accrued interest receivable	35,019	35,019	35,019	—	—
Derivative financial instruments	23,290	23,290	—	23,290	—

Financial Liabilities:
Non-interest bearing deposits	$1,874,028	$1,874,028	$1,874,028	$—	$—
Interest bearing deposits	5,760,674	5,759,255	—	—	5,759,255
Short-term borrowings	269,691	269,699	—	—	269,699
Long-term borrowings	256,456	269,604	—	—	269,604
Junior subordinated notes issued to capital trusts	158,530	97,245	—	—	97,245
Accrued interest payable	4,164	4,164	4,164	—	—
Derivative financial instruments	23,572	23,572	—	23,572	—

	December 31,
	2011
	Carrying	Estimated
	Amount	Fair Value
Financial Assets:
Cash and due from banks	$144,228	$144,228
Interest bearing deposits with banks	100,337	100,337
Investment securities available for sale	1,929,297	1,929,297
Investment securities held to maturity	499,283	511,022
Non-marketable securities - FHLB and FRB stock	80,832	80,832
Loans held for sale	4,727	4,727
Loans, net	5,824,197	5,734,017
Accrued interest receivable	35,870	35,870
Derivative financial instruments	26,251	26,251

Financial Liabilities:
Non-interest bearing deposits	$1,885,694	$1,885,694
Interest bearing deposits	5,761,913	5,790,963
Short-term borrowings	219,954	219,983
Long-term borrowings	266,264	279,124
Junior subordinated notes issued to capital trusts	158,538	113,635
Accrued interest payable	4,518	4,518
Derivative financial instruments	26,624	26,624

NOTE 15.              COMMON AND PREFERRED STOCK

The Series A Preferred Stock was issued on December 5, 2008 as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program of the United States Department of the Treasury (“Treasury”).  The Series A Preferred Stock qualified as Tier 1 capital and provided for cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Concurrent with issuing the Series A Preferred Stock, the Company issued to the Treasury a ten year warrant (the “Warrant”) to purchase 1,012,048 shares (subsequently reduced to 506,024 shares, as described below) of the Company’s Common Stock at an exercise price of $29.05 per share.

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

On March 14, 2012, the Company repurchased all $196.0 million of the Series A Preferred Stock.  On May 2, 2012, the Company repurchased in full the Warrent for approximately $1.5 million.

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

Overview

The profitability of our operations depends primarily on our net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses.  The provision for credit losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  Our net income is also affected by other income and other expenses.  During the periods under report, non-interest income or other income consisted of loan service fees, deposit service fees, net lease financing income, brokerage fees, trust and asset management fees, net losses on the sale of investment securities available for sale, increase in cash surrender value of life insurance, net (loss) gain on sale of assets, accretion of the indemnification asset, card fees, net loss recognized on other real estate owned and other operating income.  During the periods under report, other expenses included salaries and employee benefits, occupancy and equipment expense, computer and telecommunication services expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, FDIC insurance premiums, branch impairment charges, other real estate expenses (net of rental income) and other operating expenses.  Additionally, dividends and discount accretion on preferred shares reduced net income available to common stockholders.

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

The Company had net income of $21.1 million and net income available to common stockholders of $17.8 million for the first quarter of 2012, compared to a net income of $6.9 million and net income available to common stockholders of $4.3 million for the first quarter of 2011.  Our 2012 first quarter results generated an annualized return on average assets of 0.87% and an annualized return on average common equity of 5.94%, compared to 0.28% and 1.53%, respectively, for the same period in 2011.  Fully diluted earnings per common share for the first quarter of 2012 were $0.33 compared to $0.08 per common share in the 2011 first quarter.

On March 14, 2012, we repurchased all $196.0 million of preferred stock issued in 2008 to the U.S. Department of Treasury as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program.  No equity or long term debt was issued in conjunction with the repurchase.  The repurchase resulted in a one-time, non-cash after-tax charge of approximately $1.2 million or $0.02 per common share in the first quarter of 2012, related to unaccreted discount recorded at the date of issuance.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At March 31, 2012, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $54.6 million.  See Note 1 and Note 7 of the notes to our December 31, 2011 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2011 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of March 31, 2012, the Company had $91 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of March 31, 2012, the Company had $8 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

Goodwill.  The excess of the cost of an acquisition over the fair value of the net assets acquired consists of goodwill, and core deposit and client relationship intangibles.  See Note 9 of the notes to our December 31, 2011 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2011 for additional information regarding core deposit and client relationship intangibles.  The Company reviews goodwill and other intangible assets to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired, by comparing the carrying value of the asset with the anticipated future cash flows.

The Company’s annual assessment date is December 31.  No impairment losses were recognized during the three months ended March 31, 2012 and 2011.

Goodwill is tested for impairment at the reporting unit level.  All of our goodwill is allocated to MB Financial, Inc., which is the Company’s only applicable reporting unit for purposes of testing goodwill impairment.  Fair value was computed by estimating the future cash flows of the Company and present valuing those cash flows at an interest rate equal to our cost of capital.  In addition, we compared our fair value calculation with our stock price adjusted for a control premium for reasonableness relative to our fair value calculation.  Key assumptions used in estimating future cash flows included loan and deposit growth, the interest rate environment, credit spreads on new and renewed loans, future deposit pricing, loan charge-offs, provision for loan losses, fee income growth and operating expense growth.  Our future cash flows estimates assumed similar credit performance to what we experienced in the last two quarters of 2011.

Results of Operations

First Quarter Results

The Company had net income of $21.1 million and net income available to common stockholders of $17.8 million for the first quarter of 2012 compared to net income of $6.9 million and net income available to common stockholders of $4.3 million for the first quarter of 2011.  The results for the first quarter of 2012 generated an annualized return on average assets of 0.87% and an annualized return on average common equity of 5.94% compared to 0.28% and 1.53%, respectively, for the same period in 2011.

Net interest income on a tax equivalent basis was $81.8 million for the three months ended March 31, 2012, a decrease of $3.0 million, or 3.5% from $84.8 million for the comparable period in 2011.  The decrease was primarily due to a decline in the level of interest earning assets.  See “Net Interest Margin” section below for further analysis.

Provision for credit losses was $3.1 million in the first quarter of 2012 as compared to $40.0 million in first quarter of 2011.  The decrease in the provision for credit losses was due to lower migration to nonperforming status and fewer decreases in valuations.  Net charge-offs were $5.8 million in the quarter ended March 31, 2012 compared to $53.8 million in the quarter ended March 31, 2011.

See “Asset Quality” below for further analysis of the allowance for loan losses.

Other Income (in thousands):

	Three Months Ended
	March 31,		Increase/	Percentage
	2012	2011	(Decrease)	Change
Other income:
Loan service fees	$1,339	$1,126	$213	19%
Deposit service fees	9,408	10,030	(622)	(6)%
Lease financing, net	6,958	5,783	1,175	20%
Brokerage fees	1,255	1,419	(164)	(12)%
Trust and asset management fees	4,404	4,431	(27)	(1)%
Net loss on sale of investment securities available for sale	(3)	(3)	—	0%
Increase in cash surrender value of life insurance	917	968	(51)	(5)%
Net (loss) gain on sale of other assets	(17)	357	(374)	(105)%
Accretion of FDIC indemnification asset	475	1,831	(1,356)	(74)%
Card fees	2,044	1,788	256	14%
Net loss recognized on other real estate owned	(6,589)	(372)	(6,217)	NM
Other operating income	2,663	1,785	878	49%
Total other income	$22,854	$29,143	$(6,289)	(22)%

(NM — Not meaningful)

Other income decreased for the first quarter of 2012 compared to the first quarter of 2011.  Other income was primarily impacted by higher losses recognized on other real estate owned.  Deposit services fees decreased during the first quarter of 2012 due to decreases in NSF and overdraft fees.  Net lease financing income increased primarily due to an increase in the sales of third party equipment maintenance contracts and related income.  Accretion of indemnification asset decreased as a result of a corresponding decrease in the indemnification asset balance during 2011 and the first quarter of 2012.  Net loss recognized on other real estate owned increased due to updated appraisals with lower valuations on land and construction projects.  Other operating income increased due to increased income from a Small Business Investment Company (SBIC) investment.

Other Expenses (in thousands):

	Three Months Ended
	March 31,		Increase /	Percentage
	2012	2011	(Decrease)	Change

Other expenses:
Salaries and employee benefits	$40,429	$37,775	$2,654	7%
Occupancy and equipment expense	9,570	9,394	176	2%
Computer services and telecommunication expense	3,653	3,445	208	6%
Advertising and marketing expense	2,066	1,719	347	20%
Professional and legal expense	1,413	1,225	188	15%
Other intangibles amortization expense	1,257	1,425	(168)	(12)%
FDIC insurance premiums	2,643	3,428	(785)	(23)%
Branch impairment charges	—	1,000	(1,000)	(100)%
Other real estate expense, net	1,243	398	845	212%
Other operating expenses	5,057	7,055	(1,998)	(28)%
Total other expenses	$67,331	$66,864	$467	1%

Other expense for the first quarter of 2012 was consistent with the first quarter of 2011.  Salaries and employee benefits expense increased due to employee raises, higher health insurance claims and one extra day in the first quarter of 2012.  FDIC insurance premiums decreased due to lower deposits, a change in the assessment computation during the second quarter of 2011, and the impact of improved credit quality on the computation.  Branch impairment charges during the first quarter of 2011 included a $1.0 million fixed asset impairment charge caused by our decision to close a branch.  Other real estate expense, net increased as a result of increased holding costs related to other real estate owned.  The decrease in other operating expenses was primarily due to a $1.7 million decrease in the clawback liability related to our loss share agreements with the FDIC.

Income Taxes

The Company had an income tax expense of $8.4 million for the three months ended March 31, 2012 compared to an income tax benefit of $2.5 million for the same period in 2011.  The income tax benefit for the first quarter of 2011 included $2.1 million of income tax benefit due to an increase in deferred tax assets as a result of an increase in the Illinois corporate income tax rate that was enacted and became effective in the first quarter of 2011.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended March 31,
	2012			2011
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$5,543,495	$69,556	5.05%	$6,258,228	$85,637	5.55%
Loans exempt from federal income taxes (4)	260,033	3,219	4.90	202,409	2,353	4.65
Taxable investment securities	1,702,766	10,884	2.56	1,313,061	7,752	2.36
Investment securities exempt from federal income taxes (4)	742,570	10,368	5.58	348,831	5,146	5.90
Other interest earning deposits	258,351	169	0.26	747,013	471	0.26
Total interest earning assets	8,507,215	$94,196	4.45	8,869,542	$101,359	4.63
Non-interest earning assets	1,229,487			1,329,084
Total assets	$9,736,702			$10,198,626

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$2,649,671	$1,207	0.18%	$2,726,599	$2,486	0.37%
Savings deposits	772,335	248	0.13	710,455	420	0.24
Time deposits	2,332,218	7,305	1.26	2,896,697	10,453	1.46
Short-term borrowings	214,212	206	0.39	265,844	217	0.33
Long-term borrowings and junior subordinated notes	418,022	3,381	3.20	436,975	2,953	2.70
Total interest bearing liabilities	6,386,458	$12,347	0.78	7,036,570	$16,529	0.95
Non-interest bearing deposits	1,851,211			1,672,003
Other non-interest bearing liabilities	136,412			143,775
Stockholders’ equity	1,362,621			1,346,278
Total liabilities and stockholders’ equity	$9,736,702			$10,198,626
Net interest income/interest rate spread (5)		$81,849	3.67%		$84,830	3.68%
Taxable equivalent adjustment		4,756			2,625
Net interest income, as reported		$77,093			$82,205
Net interest margin (6)			3.64%			3.76%
Tax equivalent effect			0.23%			0.12%
Net interest margin on a fully tax equivalent basis (6)			3.87%			3.88%

(1)          Non-accrual loans are included in average loans.

(2)          Interest income includes amortization of deferred loan origination fees of $877 thousand and $1.3 million for the three months ended March 31, 2012 and 2011, respectively.

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

Net interest income on a tax equivalent basis was $81.8 million for the three months ended March 31, 2012, a decrease of $3.0 million, or 3.5%, from $82.2 million for the comparable period in 2011.  The decrease in net interest income was due to a lower level of interest earning assets which declined $362.3 million from December 31, 2011.  The net interest margin during the first quarter of 2012 was 3.87% compared to 3.88% during the first quarter of 2011.  The decrease in the margin was a result of lower yields on interest earning assets, as balances shifted from loans to investment securities and yields on covered loans declined.  The decrease was offset by lower cost of funds as a result of a favorable change in the funding mix and repricing of certificates of deposit.  In addition, our non-performing loans reduced our net interest margin during the first quarter of 2012 and the first quarter of 2011 by approximately 9 basis points and 19 basis points, respectively.

Balance Sheet

Total assets decreased $161.5 million, or 1.6%, from $9.8 billion at December 31, 2011 to $9.7 billion at March 31, 2012.  Interest earning cash increased $172.2 million to $272.6 million at March 31, 2012 compared to $100.3 million at December 31, 2011 as a result of the decreases in investment securities and loans.  Investment securities decreased $111.5 million from December 31, 2011 to March 31, 2012 primarily due to cash flows on mortgage-backed securities.  Total loans decreased by $161.2 million, or 2.7%, to $5.8 billion at March 31, 2012 from $6.0 billion at December 31, 2011 due to slow loan growth typically experienced in the first quarter as well as the run-off of the construction loan portfolio.

Total liabilities increased by $16.1 million from $8.4 billion at December 31, 2011 to $8.5 billion at March 31, 2012.  Total deposits decreased by $12.9 million at March 31, 2012 from $7.6 billion at December 31, 2011.  Short-term borrowings increased $50.0 million to $270.0 million at March 31, 2012 mainly as a result of the line of credit entered into during the first quarter of 2012 to supplement holding company cash.  Total stockholders’ equity decreased $177.6 million to $1.2 billion at March 31, 2012 compared to $1.4 billion at December 31, 2011 as a result of the repurchase of all $196.0 million of preferred stock issued as part of the TARP Capital Purchase Program of the U.S. Department of the Treasury.  The repurchase was made with cash on hand as of the repurchase date.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, as of the dates indicated (dollars in thousands):

	March 31,		December 31,		March 31,
	2012		2011		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial related credits:
Commercial loans	$1,040,340	18%	$1,113,123	19%	$1,154,451	18%
Commercial loans collateralized by assignment of lease payments	1,209,942	21%	1,208,575	20%	1,038,507	16%
Commercial real estate	1,877,380	32%	1,853,788	31%	2,084,651	33%
Construction real estate	128,040	2%	183,789	3%	356,579	6%
Total commercial related credits	4,255,702	73%	4,359,275	73%	4,634,188	73%
Other loans:
Residential real estate	309,644	5%	316,787	5%	335,423	5%
Indirect vehicle	186,736	3%	187,481	3%	175,058	3%
Home equity	327,450	6%	336,043	6%	371,108	6%
Consumer loans	89,705	2%	88,865	2%	74,585	1%
Total other loans	913,535	16%	929,176	16%	956,174	15%
Gross loans excluding covered loans	5,169,237	89%	5,288,451	89%	5,590,362	88%
Covered loans (1)	620,528	11%	662,544	11%	777,634	12%
Total loans (2)	$5,789,765	100%	$5,950,995	100%	$6,367,996	100%

(1)	Loans subject to loss-share with the FDIC are referred to as “covered loans.”
(2)	Gross loan balances at March 31, 2012, December 31, 2011 and March 31, 2011 are net of unearned income, including net deferred loan fees of $934 thousand, $1.0 million, and $2.8 million, respectively.

During the second quarter of 2011, we sold certain performing, sub-performing and non-performing loans.  The loans sold had an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, which was comprised of $160.8 million in commercial real estate loans, $73.7 million in construction real estate loans, $14.5 million in commercial loans and $32.6 million in residential real estate and home equity loans.

Asset Quality

The following table presents a summary of non-performing assets, excluding purchased credit-impaired loans and loans held for sale, as of the dates indicated (dollar amounts in thousands):

	March 31,	December 31,	March 31,
	2012	2011	2011
Non-performing loans:(1)
Non-accrual loans	$124,011	$129,309	$318,923
Loans 90 days or more past due, still accruing interest	679	82	—
Total non-performing loans	124,690	129,391	318,923

Other real estate owned(2)	63,077	78,452	80,107
Repossessed vehicles	81	156	139
Total non-performing assets	$187,848	$207,999	$399,169

Total allowance for loan losses (3)	$125,431	$126,798	$178,410

Accruing restructured loans (4)	$24,145	$37,996	$31,819

Total non-performing loans to total loans	2.15%	2.17%	5.01%
Total non-performing assets to total assets	1.94%	2.12%	3.96%
Allowance for loan losses to non-performing loans(1)	100.59%	98.00%	55.94%

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

(2)          This table excludes other real estate owned that related to FDIC-assisted transactions.  Other real estate owned related to these transactions totaled $53.7 million at March 31, 2012, $60.4 million at December 31, 2011, and $61.5 million at March 31, 2011.

(3)          Includes $12.7 million of reserves on unfunded credit commitments at March 31, 2011.

(4)          Accruing restructured loans consists primarily of residential real estate and home equity loans that have been modified and are performing in accordance with those modified terms.

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

The following table represents a summary of other real estate owned (“OREO”), excluding assets acquired in FDIC-assisted transactions, for the three months ended March 31, 2012 and 2011 (in thousands):

	March 31,
	2012	2011

Balance at beginning of period	$78,452	$71,476
Transfers in at fair value less estimated costs to sell	2,110	25,167
Fair value adjustments	(4,764)	(1,314)
Net gains on sales of OREO	416	945
Cash received upon disposition	(13,137)	(16,167)
Balance at end of period	$63,077	$80,107

The following table presents data related to non-performing loans, excluding purchased credit-impaired loans, by dollar amount and category at March 31, 2012 (dollar amounts in thousands):

	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Consumer Loans	Total Loans
	Number of Relationships	Amount	Number of Relationships	Amount	Number of Relationships	Amount	Amount	Amount
$ 10.0 million or more	—	$—	—	$—	—	$—	$—	$—
$ 5.0 million to $9.9 million	3	21,476	—	—	1	5,431	—	26,907
$ 1.5 million to $4.9 million	2	3,577	—	—	15	40,603	1,603	45,783
Under $1.5 million	43	9,418	4	1,553	68	24,905	16,124	52,000
	48	$34,471	4	$1,553	84	$70,939	$17,727	$124,690

Percentage of individual loan category		1.53%		1.21%		3.78%	1.94%	2.15%

The following table presents data related to non-performing loans, excluding purchased credit-impaired loans, by dollar amount and category at December 31, 2011 (dollar amounts in thousands):

	Commercial and Lease Loans		Construction Real Estate Loans		Commercial Real Estate Loans		Consumer Loans	Total Loans
	Number of Borrowers	Amount	Number of Borrowers	Amount	Number of Borrowers	Amount	Amount	Amount
$ 10.0 million or more	—	$—	—	$—	—	$—	$—	$—
$ 5.0 million to $9.9 million	2	14,322	—	—	2	15,435	—	29,757
$ 1.5 million to $4.9 million	5	12,031	—	—	13	37,509	—	49,540
Under $1.5 million	42	10,642	3	1,145	61	23,607	14,700	50,094
	49	$36,995	3	$1,145	76	$76,551	$14,700	$129,391

Percentage of individual loan category		1.59%		0.62%		4.13%	1.58%	2.17%

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

The general loss reserve was $99.0 million as of March 31, 2012 and $102.2 million as of December 31, 2011.  Reserves on impaired loans are included in the “Specific Reserve” section below.

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

For impaired loans with real estate as all or part of the collateral, third party appraisals are obtained at least annually. The only exception occurs where we are in a junior position and it is determined that the amount of the senior mortgage (when known) far exceeds a reasonable value for the property.  The real estate portion of the collateral is estimated to have no value under this exception.  Other valuation techniques are used as well, including internal valuations, comparable property analyses and contractual sales information.

In addition, each impaired loan with real estate collateral is reviewed quarterly by the Chief Real Estate Appraiser to determine that the most recent valuation remains appropriate during subsequent quarters until the next appraisal is received.   If considered necessary by the Chief Real Estate Appraiser, the appraised value may be further discounted by internally applying accepted appraisal methodologies to an older appraisal.  Accepted appraisal methodologies include:  income capitalization approach adjusting for changes in underlying leases, adjustments related to condominium projects with units sales, adjustments for loan fundings, and “As is” compared to “As Stabilized” valuations.  As of March 31, 2012, almost all appraisals were completed within the previous 12 months.

Other valuation techniques are also used to value non-real estate assets.  Discounts may be applied in the impairment analysis used for general business assets (GBA).  Examples of GBA include accounts receivable, inventory, and any marketable securities pledged. The discount is used to reflect collection risk in the event of default that may not have been included in the valuation of the asset.

The total specific reserve component of the allowance was $13.7 million as of March 31, 2012 and $10.8 million as of December 31, 2011.  The increase in specific reserve reflects larger reserves on two nonperforming loans.

Smaller Balance Homogenous Loans.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one-year time horizon.  The reserves for smaller balance homogenous loans totaled $12.7 million at March 31, 2012 and $13.8 million at December 31, 2011.

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

A reconciliation of the activity in the allowance for credit and loan losses follows (dollar amounts in thousands):

	Three Months Ended
	March 31,	March 31,
	2012	2011
Balance at the beginning of period	$135,975	$192,217
Provision for credit losses	3,100	40,000
Charge-offs:
Commercial loans	(539)	(3,151)
Commercial loans collateralized by assignment of lease payments (lease loans)	—	—
Commercial real estate loans	(3,003)	(29,775)
Construction real estate	(3,436)	(21,094)
Residential real estate	(294)	(3,562)
Indirect vehicle	(715)	(718)
Home equity	(1,072)	(1,907)
Consumer loans	(258)	(544)
Total charge-offs	(9,317)	(60,751)
Recoveries:
Commercial loans	2,038	2,565
Commercial loans collateralized by assignment of lease payments (lease loans)	256	66
Commercial real estate loans	162	1,534
Construction real estate	565	2,026
Residential real estate	34	7
Indirect vehicle	311	325
Home equity	20	48
Consumer loans	111	373
Total recoveries	3,497	6,944

Total net charge-offs	(5,820)	(53,807)

Allowance for credit losses	133,255	178,410

Allowance for unfunded credit commitments (1)	(7,824)	—

Allowance for loan losses (2)	$125,431	$178,410

Total loans, excluding loans held for sale	$5,789,765	$6,367,996
Average loans, excluding loans held for sale	$5,802,037	$6,460,508

Ratio of allowance for loan losses to total loans, excluding loans held for sale	2.17%	2.80%
Ratio of allowance for credit losses to total loans, and excluding loans held for sale, and unfunded credit commitments	2.27%	2.75%
Net loan charge-offs to average loans, excluding loans held for sale (annualized)	0.40%	3.38%

(1)          The reserve for unfunded credit commitments was reclassified to other liabilities as of June 30, 2011.

(2)          Includes $12.7 million for unfunded credit commitments at March 31, 2011.

Net charge-offs decreased $48.0 million to $5.8 million in the three months ended March 31, 2012 compared to $53.8 million in the three months ended March 31, 2011.  Provision for credit losses decreased by $36.9 million to $3.1 million in the three months ended March 31, 2012 from $40.0 million in the same period of 2011.  The decrease in the required provision was a result of much lower downward migration of loans to non-performing status and less loan charge-offs.

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

Potential Problem Loans

We define potential problem loans as performing loans rated substandard and that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of March 31, 2012 and December 31, 2011 were approximately $159.4 million and $149.8 million, respectively.  As of March 31, 2012, potential problem loans included $98.8 million and $44.8 million in commercial real estate and commercial loans, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under GAAP.

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

Lease investments by categories follow (in thousands):

	March 31,	December 31,	March 31,
	2012	2011	2011
Direct finance leases:
Minimum lease payments	$50,723	$56,744	$61,724
Estimated unguaranteed residual values	6,686	6,681	7,355
Less: unearned income	(4,843)	(5,349)	(6,372)
Direct finance leases (1)	$52,566	$58,076	$62,707

Leveraged leases:
Minimum lease payments	$25,386	$21,907	$15,189
Estimated unguaranteed residual values	2,471	2,702	2,638
Less: unearned income	(2,412)	(2,004)	(1,319)
Less: related non-recourse debt	(23,968)	(20,629)	(13,802)
Leveraged leases (1)	$1,477	$1,976	$2,706

Operating leases:
Equipment, at cost	$236,285	$242,453	$229,157
Less: accumulated depreciation	(111,537)	(106,963)	(99,975)
Lease investments, net	$124,748	$135,490	$129,182

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $28.1 million at March 31, 2012, $31.0 million at December 31, 2011 and $11.1 million at March 31, 2011.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,491 leases at March 31, 2012 compared to 2,668 leases at December 31, 2011 and 2,565 leases at March 31, 2011.  The average residual value per lease schedule was approximately $22 thousand at March 31, 2012 compared to $21 thousand at December 31, 2011 and $22 thousand at March 31, 2011.  The average residual value per master lease schedule was approximately $163 thousand at March 31, 2012, $166 thousand at December 31, 2011, and $170 thousand at March 31, 2011.

At March 31, 2012, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
	Finance	Leveraged	Operating
	Leases	Leases	Leases	Total
End of initial lease term December 31,
2012	$1,956	$387	$12,663	$15,006
2013	1,709	739	7,537	9,985
2014	2,033	784	11,444	14,261
2015	536	515	6,324	7,375
2016	200	46	6,404	6,650
Thereafter	252	—	1,082	1,334
	$6,686	$2,471	$45,454	$54,611

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	At March 31, 2012		At December 31, 2011		At March 31, 2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for sale
U.S. Government sponsored agencies and enterprises	$39,503	$42,070	$39,640	$42,401	$56,452	$56,971
States and political subdivisions	547,262	581,720	500,979	535,660	350,851	365,481
Residential mortgage-backed securities	1,117,065	1,140,558	1,256,696	1,281,806	1,247,663	1,269,449
Commercial mortgage-backed securities	51,275	52,690	51,324	52,685	10,508	10,519
Corporate bonds	5,686	5,686	5,899	5,899	6,019	6,019
Equity securities	10,520	10,887	10,457	10,846	10,169	10,215
	1,771,311	1,833,611	1,864,995	1,929,297	1,681,662	1,718,654
Held to maturity
States and political subdivisions	239,526	249,352	240,183	247,664	102,206	102,334
Residential mortgage-backed securities	259,241	266,292	259,100	263,358	—	—
	498,767	515,644	499,283	511,022	102,206	102,334
Total	$2,270,078	$2,349,255	$2,364,278	$2,440,319	$1,783,868	$1,820,988

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash.  Net cash provided by operating activities decreased by $21.0 million to $28.0 million for the three months ended March 31, 2012 from the three months ended March 31, 2011, primarily as a result of lower provision for credit losses.

Cash flows from investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales.  For the three months ended March 31, 2012, the Company had net cash flows provided by investing activities of $301.3 million compared to net cash flow used in investing activities of $17.3 million for the three months ended March 31, 2011.  This change in cash flows was mainly the result of less purchases of investment securities in the three months ended March 31, 2012 compared to the same period in the prior year.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the three months ended March 31, 2012, the Company had net cash flows used in financing activities of $172.9 million compared to $247.3 million for the three months ended March 31, 2011.  The change in cash flows from financing activities was primarily due to less of a decrease in deposits partially offset by the repurchase in the first quarter of 2012 of the preferred stock issued to the U.S. Department of Treasury as part of the TARP Capital Purchase Program.

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

In the event that additional short-term liquidity is needed or the Company is unable to retain brokered deposits, MB Financial Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While at March 31, 2012, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $185.0 million for a short time from these banks on a collective basis.  MB Financial Bank is a member of Federal Home Loan Bank of Chicago (FHLB).  As of March 31, 2012, MB Financial Bank had $139.5 million outstanding in FHLB advances and could borrow an additional amount of approximately $314.2 million.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of March 31, 2012, the Company had approximately $1.3 billion of unpledged securities, excluding securities available for pledge at the FHLB.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.  There were no material changes outside the ordinary course of business in the Company’s contractual obligations at March 31, 2012 as compared to December 31, 2011.

At March 31, 2012, the Company’s total risk-based capital ratio was 17.11%; Tier 1 capital to risk-weighted assets ratio was 15.04% and Tier 1 capital to average asset ratio was 9.99%.  MB Financial Bank’s total risk-based capital ratio was 16.97%; Tier 1 capital to risk-weighted assets ratio was 14.90% and Tier 1 capital to average asset ratio was 9.89%.  MB Financial Bank, N.A. was categorized as “Well-Capitalized” at March 31, 2012 under the regulations of the Office of the Comptroller of the Currency.

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q and in other filings with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made.  These statements may relate to MB Financial, Inc.’s future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items.  By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from our merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the possibility that the expected benefits of the FDIC-assisted transactions we previously completed will not be realized; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (4) results of examinations by the Office of Comptroller of Currency and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior and net interest margin; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) fluctuations in real estate values; (9) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market-place; (10) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (11) our ability to access cost-effective funding; (12) changes in financial markets; (13) changes in economic conditions in general and in the Chicago metropolitan area in particular; (14) the costs, effects and outcomes of litigation; (15) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations adopted thereunder, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (16) changes in accounting principles, policies or guidelines; (17) our future acquisitions of other depository institutions or lines of business; and (18) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2012 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2012 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10% and 5%, respectively, in the first three months, 12%, 26%, and 15%, respectively, in the next nine months, 51%, 58% and 58%, respectively, from one year to five years, and 33%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$270,226	$1,152	$1,175	$—	$272,553
Investment securities	249,410	378,387	1,140,246	629,876	2,397,919
Loans held for sale	3,364	—	—	—	3,364
Loans, including covered loans	2,403,894	1,233,221	2,079,409	73,241	5,789,765
Total interest earning assets	$2,926,894	$1,612,760	$3,220,830	$703,117	$8,463,601

Interest Bearing Liabilities:
NOW and money market deposits accounts	$210,541	$567,705	$1,502,318	$422,072	$2,702,636
Savings deposits	43,075	121,429	446,614	175,239	786,357
Time deposits	566,491	974,331	662,772	68,087	2,271,681
Short-term borrowings	60,165	61,101	133,721	14,704	269,691
Long-term borrowings	60,642	29,961	163,026	2,827	256,456
Junior subordinated notes issued to capital trusts	152,065	—	—	6,465	158,530
Total interest bearing liabilities	$1,092,979	$1,754,527	$2,908,451	$689,394	$6,445,351

Rate sensitive assets (RSA)	$2,926,894	$4,539,654	$7,760,484	$8,463,601	$8,463,601
Rate sensitive liabilities (RSL)	$1,092,979	$2,847,506	$5,755,957	$6,445,351	$6,445,351
Cumulative GAP (GAP=RSA-RSL)	$1,833,915	$1,692,148	$2,004,527	$2,018,250	$2,018,250

RSA/Total assets	30.26%	46.94%	80.24%	87.51%	87.51%
RSL/Total assets	11.30%	29.44%	59.51%	66.64%	66.64%
GAP/Total assets	18.96%	17.50%	20.73%	20.87%	20.87%
GAP/RSA	62.66%	37.27%	25.83%	23.85%	23.85%

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over Once Year Horizon
Changes in	At March 31, 2012		At December 31, 2011
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$7,902	2.53%	$9,221	2.90%
+ 1.00%	$2,030	0.65%	$3,538	1.10%

In the interest rate sensitivity table above, changes in net interest income between March 31, 2012 and December 31, 2011 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to certificates of deposit in a rising rate environment.

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

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2012 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. — OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended March 31, 2012 with respect to our repurchases of our outstanding common shares:

			Number of Shares	Maximum Number of
			Purchased as Part	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs

January 1, 2012 - January 31, 2012	11,048	$18.32	—	—

February 1, 2012 - February 29, 2012	—	$—	—	—

March 1, 2012 - March 31, 2012	4,147	$20.54	—	—

Totals	15,195		—

(1)          Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.

Item 6. - Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.

Date:	May 2, 2012	By:	/s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2012	By:	/s/ Jill E. York
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

3.2	By-laws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 2, 2012 (File No. 0-24566-01))

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

Exhibit Number	Description

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

101

The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements*

*  Filed herewith.