Form 10-Q
period 2012-06-30
MB FINANCIAL INC /MD
filed 2012-07-27
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were outstanding 54,616,071 shares of the registrant’s common stock as of July 27, 2012.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2012

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$132,737	$144,228
Interest earning deposits with banks	304,075	100,337
Total cash and cash equivalents	436,812	244,565
Investment securities:
Securities available for sale, at fair value	1,723,471	1,929,297
Securities held to maturity, at amortized cost ($526,382 and $511,022 fair value at June 30, 2012 and December 31, 2011, respectively)	497,800	499,283
Non-marketable securities - FHLB and FRB stock	61,462	80,832
Total investment securities	2,282,733	2,509,412

Loans held for sale	2,290	4,727
Loans:
Total loans, excluding covered loans	5,170,411	5,288,451
Covered loans	552,838	662,544
Total loans	5,723,249	5,950,995
Less: Allowance for loan loss	121,756	126,798
Net loans	5,601,493	5,824,197
Lease investment, net	111,122	135,490
Premises and equipment, net	214,935	210,705
Cash surrender value of life insurance	127,096	125,309
Goodwill, net	387,069	387,069
Other intangibles, net	26,986	29,494
Other real estate owned, net	49,690	78,452
Other real estate owned related to FDIC transactions	43,807	60,363
FDIC indemnification asset	56,637	80,830
Other assets	148,896	142,459
Total assets	$9,489,566	$9,833,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$1,946,468	$1,885,694
Interest bearing	5,524,241	5,761,913
Total deposits	7,470,709	7,647,607
Short-term borrowings	261,729	219,954
Long-term borrowings	221,100	266,264
Junior subordinated notes issued to capital trusts	158,521	158,538
Accrued expenses and other liabilities	139,756	147,682
Total liabilities	8,251,815	8,440,045
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 1,000,000 shares at June 30, 2012 and December 31, 2011; series A, 5% cumulative perpetual, 196,000 shares issued and outstanding at December 31, 2011, $1,000 liquidation value)	—	194,719
Common stock, ($0.01 par value; authorized 70,000,000 shares at June 30, 2012 and December 31, 2011; issued 54,851,003 shares at June 30, 2012 and 54,824,912 at December 31, 2011)	549	548
Additional paid-in capital	732,297	731,248
Retained earnings	466,812	427,956
Accumulated other comprehensive income	39,035	39,150
Less: 173,023 and 160,419 shares of Treasury stock, at cost, at June 30, 2012 and December 31, 2011, respectively	(3,353)	(3,044)
Controlling interest stockholders’ equity	1,235,340	1,390,577
Noncontrolling interest	2,411	2,450
Total stockholders’ equity	1,237,751	1,393,027
Total liabilities and stockholders’ equity	$9,489,566	$9,833,072

See accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except common share and per share data) (Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Loans	$69,250	$84,114	$140,898	$171,281
Investment securities:
Taxable	8,882	10,290	19,766	18,042
Nontaxable	7,303	3,443	14,042	6,788
Other interest bearing accounts	158	258	327	728
Total interest income	85,593	98,105	175,033	196,839
Interest expense:
Deposits	8,058	11,746	16,818	25,105
Short-term borrowings	362	239	568	456
Long-term borrowings and junior subordinated notes	3,069	3,713	6,450	6,666
Total interest expense	11,489	15,698	23,836	32,227
Net interest income	74,104	82,407	151,197	164,612
Provision for credit losses	—	61,250	3,100	101,250
Net interest income after provision for credit losses	74,104	21,157	148,097	63,362
Other income:
Loan service fees	1,683	2,812	3,022	3,938
Deposit service fees	9,370	9,023	18,778	19,053
Lease financing, net	7,334	6,861	14,292	12,644
Brokerage fees	1,264	1,615	2,519	3,034
Trust and asset management fees	4,535	4,455	8,939	8,886
Net gain (loss) on investment securities	(34)	232	(37)	229
Increase in cash surrender value of life insurance	870	1,451	1,787	2,419
Net gains (losses) on sale of assets	(8)	13	(25)	370
Accretion of FDIC indemnification asset	222	1,339	697	3,170
Card fees	2,429	2,062	4,473	3,850
Net loss recognized on other real estate owned	(5,441)	(4,645)	(12,030)	(5,017)
Net gain on sale of loans	554	1,912	928	2,051
Other operating income	1,129	2,015	3,418	3,661
Total other income	23,907	29,145	46,761	58,288
Other expense:
Salaries and employee benefits	40,146	37,815	80,575	75,590
Occupancy and equipment expense	9,188	8,483	18,758	17,877
Computer services and telecommunication expense	3,909	3,570	7,562	7,015
Advertising and marketing expense	1,930	1,748	3,996	3,467
Professional and legal expense	1,503	1,853	2,916	3,078
Other intangibles amortization expense	1,251	1,416	2,508	2,841
FDIC insurance premiums	2,010	3,502	4,653	6,930
Branch impairment charges	—	—	—	1,000
Other real estate expense, net	424	1,251	1,667	1,649
Other operating expenses	6,473	7,090	11,530	14,145
Total other expense	66,834	66,728	134,165	133,592
Income (loss) before income taxes	31,177	(16,426)	60,693	(11,942)
Income tax expense (benefit)	9,034	(9,060)	17,464	(11,520)
Net income (loss)	$22,143	$(7,366)	$43,229	$(422)
Dividends and discount accretion on preferred shares	—	2,602	3,269	5,203
Net income (loss) available to common stockholders	$22,143	$(9,968)	$39,960	$(5,625)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Common share data:
Basic earnings (loss) allocated to common stock per common share	$0.41	$(0.14)	$0.80	$(0.01)
Impact of preferred stock dividends on basic earnings (loss) per common share	—	(0.04)	(0.06)	(0.09)
Basic earnings (loss) per common share	0.41	(0.18)	0.74	(0.10)

Diluted earnings (loss) allocated to common stock per common share	0.41	(0.14)	0.79	(0.01)
Impact of preferred stock dividends on diluted earnings (loss) per common share	—	(0.04)	(0.06)	(0.09)
Diluted earnings (loss) per common share	0.41	(0.18)	0.73	(0.10)

Weighted average common shares outstanding for basic earnings per common share	54,174,717	54,002,979	54,165,286	53,982,193
Weighted average common shares outstanding for diluted earnings per common share	54,448,709	54,002,979	54,431,491	53,982,193

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income (loss)	$22,143	$(7,366)	$43,229	$(422)

Unrealized holding gains (losses) on investment securities, net of tax	1,080	4,895	(137)	5,226
Reclassification adjustments for (gains) losses included in net income, net of tax	20	(139)	22	(137)
Other comprehensive income (loss), net of tax	1,100	4,756	(115)	5,089

Comprehensive income (loss)	$23,243	$(2,610)	$43,114	$4,667

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2012 and 2011

(Amounts in thousands, except per share data) (Unaudited)

					Accumulated
					Other
			Additional		Comprehensive			Total Stock-
	Preferred	Common	Paid-in	Retained	Income,	Treasury	Noncontrolling	holders’
	Stock	Stock	Capital	Earnings	Net of Tax	Stock	Interest	Equity
Balance at December 31, 2010	$194,104	$546	$725,400	$402,810	$22,233	$(2,828)	$2,521	$1,344,786
Net loss	—	—	—	(422)	—	—	144	(278)
Other comprehensive income, net of tax	—	—	—	—	5,089	—	—	5,089
Cash dividends declared on common shares ($0.02 per share)	—	—	—	(1,090)	—	—	—	(1,090)
Dividends and discount accretion on preferred shares	303	—	—	(5,203)	—	—	—	(4,900)
Restricted common stock activity, net of tax	—	—	(142)	—	—	—	—	(142)
Stock option activity, net of tax	—	—	793	(14)		104		883
Issuance of shares of common stock, net of issuance costs	—	—	14	—	—	—	—	14
Repurchase of common shares in connection with employee benefit plans	—	—	—	—	—	(947)	—	(947)
Repurchase of common shares held in trust for deferred compensation plan	—	—	100	—	—	(100)	—	—
Stock-based compensation expense	—	—	2,079	—	—	—	—	2,079
Distributions to noncontrolling interest	—	—	—	—	—	—	(150)	(150)
Balance at June 30, 2011	$194,407	$546	$728,244	$396,081	$27,322	$(3,771)	$2,515	$1,345,344

Balance at December 31, 2011	$194,719	$548	$731,248	$427,956	$39,150	$(3,044)	$2,450	$1,393,027
Net income	—	—	—	43,229	—	—	141	43,370
Other comprehensive loss, net of tax	—	—	—	—	(115)	—	—	(115)
Cash dividends declared on common shares ($0.02 per share)	—	—	—	(1,096)	—	—	—	(1,096)
Dividends and discount accretion on preferred shares	1,281	—	—	(3,269)	—	—	—	(1,988)
Repurchase of preferred shares	(196,000)	—	—	—	—	—	—	(196,000)
Repurchase of warrant	—	—	(1,518)	—	—	—	—	(1,518)
Restricted common stock activity, net of tax	—	1	(175)	8	—	171	—	5
Stock option activity, net of tax	—	—	(62)	(16)	—	148	—	70
Repurchase of common shares in connection with employee benefit plans	—	—	—	—	—	(325)	—	(325)
Repurchase of common shares held in trust for deferred compensation plan	—	—	303	—	—	(303)	—	—
Stock-based compensation expense	—	—	2,501	—	—	—	—	2,501
Distributions to noncontrolling interest	—	—	—	—	—	—	(180)	(180)
Balance at June 30, 2012	$—	$549	$732,297	$466,812	$39,035	$(3,353)	$2,411	$1,237,751

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	Six months ended
	June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$43,229	$(422)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	7,538	6,500
Depreciation of leased equipment	19,549	20,796
Impairment charges on branch facilities	—	1,000
Compensation expense for restricted stock awards	1,756	1,406
Compensation expense for stock option grants	745	636
Gain on sales of premises and equipment and leased equipment	(1,269)	(941)
Amortization of other intangibles	2,508	2,841
Provision for credit losses	3,100	101,250
Deferred income tax expense (benefit)	13,341	(10,473)
Amortization of premiums and discounts on investment securities, net	21,007	18,896
Accretion of premiums and discounts on loans, net	(9,528)	(17,630)
Accretion of FDIC indemnification asset	(697)	(3,170)
Net loss (gain) on investment securities	37	(229)
Proceeds from sale of loans held for sale	44,686	18,039
Origination of loans held for sale	(41,281)	(17,778)
Net gains on sale of loans held for sale	(928)	(2,051)
Net gain on sales of other real estate owned	(767)	(734)
Impairments on other real estate owned	9,271	4,731
Net loss on sales of other real estate owned related to FDIC-assisted transactions	3,526	1,020
Increase in cash surrender value of life insurance	(1,787)	(1,892)
(Increase) decrease in other assets, net	(40,987)	17,093
(Decrease) increase in other liabilities, net	(6,819)	1,994
Net cash provided by operating activities	66,230	140,882
Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	4,637	11,360
Proceeds from maturities and calls of investment securities available for sale	284,934	176,599
Purchase of investment securities available for sale	(102,097)	(442,678)
Proceeds from maturities and calls of investment securities held to maturity	83	298
Purchase of investment securities held to maturity	(1,484)	(164,987)
Purchase of non-marketable securities - FHLB and FRB stock	(24)	(628)
Redemption of non-marketable securities - FHLB and FRB stock	19,394	—
Net decrease in loans	223,793	268,377
Proceeds from sale of loans held for sale	—	207,530
Purchases of premises and equipment	(11,818)	(8,501)
Purchases of leased equipment	(9,838)	(34,760)
Proceeds from sales of premises and equipment	24	1,357
Proceeds from sales of leased equipment	7,955	417
Proceeds from sale of other real estate owned	24,246	20,221
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	11,163	7,604
Principal paid on lease investments	(1,483)	(211)
Net proceeds from FDIC related to covered assets	58,758	98,793
Net cash provided by investing activities	508,243	140,791
Cash Flows From Financing Activities:
Net decrease in deposits	(176,898)	(434,375)
Net increase (decrease) in short-term borrowings	41,775	(33,111)
Proceeds from long-term borrowings	1,735	2,726
Principal paid on long-term borrowings	(46,899)	(12,240)
Repurchase of preferred stock	(196,000)	—
Repurchase of warrant	(1,518)	—
Treasury stock transactions, net	(300)	(858)
Stock options exercised	202	1,300
Excess tax benefits from share-based payment arrangements	—	36
Dividends paid on preferred stock	(3,239)	(4,900)
Dividends paid on common stock	(1,084)	(1,090)
Net cash used in financing activities	(382,226)	(482,512)

Net increase (decrease) in cash and cash equivalents	$192,247	$(200,839)
Cash and cash equivalents:
Beginning of period	244,565	844,159
End of period	$436,812	$643,320

(Continued)

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Amounts in Thousands) (Unaudited)

	Six months ended
	June 30,
	2012	2011

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$24,468	$32,943
Income tax payments, net	2,401	458

Supplemental Schedule of Noncash Investing Activities:

Securities available for sale purchased not settled	$—	$45,926
Securities held to maturity purchased not settled	—	64,919
Loans transferred to other real estate owned	3,987	40,928
Loans transferred to other real estate owned related to FDIC-assisted transactions	10,387	37,238
Loans transferred to repossessed vehicles	443	612
Loans transferred to loans held for sale	—	205,740
Operating leases rewritten as direct finance leases included as loans	9,479	1,843
Reclassification of reserves on unfunded credit commitments	—	17,050

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

NOTE 1.                BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and industry practice.  Certain information in footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements filed on Form 10-K.

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

NOTE 2.                EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is computed using the two-class method.  Basic earnings (loss) per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units have been issued, to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock.  Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.  Due to the net loss available to common stockholders for the three and six months ended June 30, 2011, all of the dilutive stock based awards are considered anti-dilutive and not included in the computation of diluted earnings (loss) per common share for those periods.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share (amounts in thousands, except common share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Distributed earnings allocated to common stock	$548	$545	$1,096	$1,088
Undistributed earnings (loss) allocated to common stock	21,594	(7,903)	42,131	(1,509)
Net earnings (loss) allocated to common stock	22,142	(7,358)	43,227	(421)
Less: preferred stock dividends and discount accretion	—	2,602	3,269	5,203
Net earnings (loss) allocated to common stock	22,142	(9,960)	39,958	(5,624)
Net earnings (loss) allocated to participating securities	1	(8)	2	(1)
Net earnings (loss) allocated to common stock and participating securities	$22,143	$(9,968)	$39,960	$(5,625)

Weighted average shares outstanding for basic earnings per common share	54,174,717	54,002,979	54,165,286	53,982,193
Dilutive effect of stock compensation	273,992	—	266,205	—
Weighted average shares outstanding for diluted earnings per common share	54,448,709	54,002,979	54,431,491	53,982,193

Basic earnings (loss) allocated to common stock per common share	$0.41	$(0.14)	$0.80	$(0.01)
Impact of preferred stock dividends on basic earnings (loss) per common share	—	(0.04)	(0.06)	(0.09)
Basic earnings (loss) per common share	0.41	(0.18)	0.74	(0.10)

Diluted earnings (loss) allocated to common stock per common share	0.41	(0.14)	0.79	(0.01)
Impact of preferred stock dividends on diluted earnings (loss) per common share	—	(0.04)	(0.06)	(0.09)
Diluted earnings (loss) per common share	0.41	(0.18)	0.73	(0.10)

NOTE 3.                INVESTMENT SECURITIES

Carrying amounts and fair values of investment securities are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2012:
Available for Sale
U.S. Government sponsored agencies and enterprises	$39,366	$2,809	$—	$42,175
States and political subdivisions	589,654	39,856	(337)	629,173
Residential mortgage-backed securities	962,967	19,820	(885)	981,902
Commercial mortgage-backed securities	51,219	2,352	—	53,571
Corporate bonds	5,569	—	—	5,569
Equity securities	10,584	500	(3)	11,081
	1,659,359	65,337	(1,225)	1,723,471
Held to Maturity
States and political subdivisions	238,869	13,993	—	252,862
Residential mortgage-backed securities	258,931	14,589	—	273,520
	497,800	28,582	—	526,382

Total	$2,157,159	$93,919	$(1,225)	$2,249,853

December 31, 2011:
Available for Sale
U.S. Government sponsored agencies and enterprises	$39,640	$2,761	$—	$42,401
States and political subdivisions	500,979	34,922	(241)	535,660
Residential mortgage-backed securities	1,256,696	26,483	(1,373)	1,281,806
Commercial mortgage-backed securities	51,324	1,361	—	52,685
Corporate bonds	5,899	—	—	5,899
Equity securities	10,457	389	—	10,846
	1,864,995	65,916	(1,614)	1,929,297
Held to Maturity
States and political subdivisions	240,183	7,489	(8)	247,664
Residential mortgage-backed securities	259,100	5,032	(774)	263,358
	499,283	12,521	(782)	511,022

Total	$2,364,278	$78,437	$(2,396)	$2,440,319

Unrealized losses on investment securities and the fair value of the related securities at June 30, 2012 are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for Sale
States and political subdivisions	$42,011	$(251)	$672	$(86)	$42,683	$(337)
Residential mortgage-backed securities	75,938	(767)	13,641	(118)	89,579	(885)
Equity securities	37	(3)	—	—	37	(3)

Total	$117,986	$(1,021)	$14,313	$(204)	$132,299	$(1,225)

The total number of security positions in the investment portfolio in an unrealized loss position at June 30, 2012 was 56.  Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether or not the Company is more likely than not to sell the security before recovery of its cost basis.

As of June 30, 2012, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2012, management believes the impairments detailed in the table above are temporary.

Net (losses) gains recognized on investment securities available for sale are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Realized gains	$190	$232	$190	$232
Realized losses	—	—	(3)	(3)
Impairment charges	(224)	—	(224)	—
Net (losses) gains	$(34)	$232	$(37)	$229

The amortized cost and fair value of investment securities as of June 30, 2012 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value

Available for sale:
Due in one year or less	$24,685	$25,210
Due after one year through five years	204,637	222,123
Due after five years through ten years	120,021	132,892
Due after ten years	285,246	296,692
Equity securities	10,584	11,081
Residential and commercial mortgage-backed securities	1,014,186	1,035,473
	1,659,359	1,723,471
Held to maturity:
Due after five years through ten years	10,387	10,925
Due after ten years	228,482	241,937
Residential mortgage-backed securities	258,931	273,520
	497,800	526,382
Total	$2,157,159	$2,249,853

Investment securities available for sale with carrying amounts of $864.9 million and $924.9 million at June 30, 2012 and December 31, 2011, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 4.                                                 LOANS

Loans consist of the following at (in thousands):

	June 30,	December 31,
	2012	2011

Commercial loans	$1,079,436	$1,113,123
Commercial loans collateralized by assignment of lease payments	1,221,199	1,208,575
Commercial real estate	1,794,777	1,853,788
Residential real estate	313,137	316,787
Construction real estate	150,665	183,789
Indirect vehicle	198,848	187,481
Home equity	323,234	336,043
Consumer loans	89,115	88,865
Gross loans, excluding covered loans	5,170,411	5,288,451
Covered loans	552,838	662,544
Total loans(1)	$5,723,249	$5,950,995

(1)          Gross loan balances at June 30, 2012 and December 31, 2011 were net of unearned income, including net deferred loan fees of $790 thousand and $1.0 million, respectively.

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

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2012 and December 31, 2011 (in thousands):

		30-59 Days	60-89 Days	Loans past due	Total
	Current	Past Due	Past Due	90 days or more	Past Due	Total

June 30, 2012:
Commercial	$1,074,463	$1,116	$4	$3,853	$4,973	$1,079,436
Commercial collateralized by assignment of lease payments	1,210,721	9,790	608	80	10,478	1,221,199
Commercial real estate
Healthcare	165,158	—	—	5,430	5,430	170,588
Industrial	438,843	744	—	8,552	9,296	448,139
Multifamily	363,811	381	609	4,954	5,944	369,755
Retail	406,110	2,754	163	5,464	8,381	414,491
Office	179,259	—	473	1,176	1,649	180,908
Other	203,835	2,477	—	4,584	7,061	210,896
Residential real estate	307,668	213	953	4,303	5,469	313,137
Construction real estate	147,542	—	—	3,123	3,123	150,665
Indirect vehicle	197,453	996	234	165	1,395	198,848
Home equity	312,321	3,782	1,431	5,700	10,913	323,234
Consumer	89,101	7	—	7	14	89,115
Gross loans, excluding covered loans (1)	5,096,285	22,260	4,475	47,391	74,126	5,170,411
Covered loans	356,587	19,744	8,761	167,746	196,251	552,838
Total loans	$5,452,872	$42,004	$13,236	$215,137	$270,377	$5,723,249

Nonperforming loan aging	$67,109	$4,098	$2,197	$40,126	$46,421	$113,530

Non-covered loans related to FDIC transactions (2)	$15,199	$2,131	$—	$7,265	$9,396	$24,595

December 31, 2011:
Commercial	$1,105,139	$2,178	$188	$5,618	$7,984	$1,113,123
Commercial collateralized by assignment of lease payments	1,202,323	3,409	2,463	380	6,252	1,208,575
Commercial real estate
Healthcare	176,594	—	—	—	—	176,594
Industrial	450,029	1,013	1,700	6,642	9,355	459,384
Multifamily	383,882	2,398	1,845	2,772	7,015	390,897
Retail	421,079	2,376	480	3,624	6,480	427,559
Office	181,960	—	—	1,544	1,544	183,504
Other	214,137	457	595	661	1,713	215,850
Residential real estate	311,256	1,231	767	3,533	5,531	316,787
Construction real estate	180,471	—	—	3,318	3,318	183,789
Indirect vehicle	185,363	1,376	386	356	2,118	187,481
Home equity	325,173	2,812	2,314	5,744	10,870	336,043
Consumer	88,854	3	3	5	11	88,865
Gross loans, excluding covered loans (1)	5,226,260	17,253	10,741	34,197	62,191	5,288,451
Covered loans	443,332	14,332	12,618	192,262	219,212	662,544
Total loans	$5,669,592	$31,585	$23,359	$226,459	$281,403	$5,950,995

Nonperforming loan aging	$91,752	$5,916	$5,142	$26,581	$37,639	$129,391

Non-covered loans related to FDIC transactions (2)	$19,656	$1,958	$283	$7,617	$9,858	$29,514

(1)          Includes loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.

(2)          Loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30,		December 31,
	2012		2011
		Loans past due		Loans past due
		90 days or more		90 days or more
	Nonaccrual	and still accruing	Nonaccrual	and still accruing

Commercial	$22,909	$212	$34,813	$—
Commercial collateralized by assignment of lease payments	1,201	80	2,116	66
Commercial real estate:
Healthcare	5,430	—	6,892	—
Industrial	17,780	—	29,637	—
Multifamily	5,423	—	9,145	—
Office	18,012	—	2,826	—
Retail	2,955	—	15,333	—
Other	12,912	—	12,718	—
Residential real estate	6,184	161	4,300	—
Construction real estate	1,470	—	1,145	—
Indirect vehicles	1,244	—	1,288	16
Home equity	17,548	—	9,087	—
Consumer	9	—	9	—
Total	$113,077	$453	$129,309	$82

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans.  Under the Company’s risk rating system, the Company classifies potential problem and problem loans as “Special Mention,” “Substandard,” and “Doubtful.”  Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management’s close attention are deemed to be Special Mention.  Risk ratings are updated at least annually and any time the situation warrants.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.  Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of June 30, 2012 and December 31, 2011 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total

June 30, 2012:
Commercial	$978,183	$38,249	$62,241	$763	$1,079,436
Commercial collateralized by assignment of lease payments	1,212,431	3,974	4,794	—	1,221,199
Commercial real estate
Healthcare	143,096	22,062	—	5,430	170,588
Industrial	384,857	11,895	51,387	—	448,139
Multifamily	324,769	27,819	17,167	—	369,755
Retail	347,972	35,318	31,201	—	414,491
Office	152,924	6,728	21,256	—	180,908
Other	186,801	5,612	18,483	—	210,896
Construction real estate	136,700	557	13,408	—	150,665
Total	$3,867,733	$152,214	$219,937	$6,193	$4,246,077

December 31, 2011:
Commercial	$983,935	$56,550	$69,292	$3,346	$1,113,123
Commercial collateralized by assignment of lease payments	1,203,933	—	4,642	—	1,208,575
Commercial real estate
Healthcare	169,702	—	—	6,892	176,594
Industrial	370,760	26,294	62,330	—	459,384
Multifamily	328,617	43,256	15,732	3,292	390,897
Retail	384,590	4,031	38,938	—	427,559
Office	159,162	3,924	20,418	—	183,504
Other	183,490	3,822	28,538	—	215,850
Construction real estate	167,907	4,362	11,520	—	183,789
Total	$3,952,096	$142,239	$251,410	$13,530	$4,359,275

Approximately $88.1 million and $114.7 million of the substandard and doubtful loans were non-performing as of June 30, 2012 and December 31, 2011, respectively.

For consumer, residential real estate, home equity, and indirect vehicle loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2012 and December 31, 2011 (in thousands):

	Performing	Non-performing	Total

June 30, 2012:
Residential real estate	$306,792	$6,345	$313,137
Indirect vehicles	197,604	1,244	198,848
Home equity	305,686	17,548	323,234
Consumer	89,106	9	89,115
Total	$899,188	$25,146	$924,334

December 31, 2011:
Residential real estate	$312,487	$4,300	$316,787
Indirect vehicles	186,177	1,304	187,481
Home equity	326,956	9,087	336,043
Consumer	88,856	9	88,865
Total	$914,476	$14,700	$929,176

Non-performing loans are those on nonaccrual or past due 90 days or more and still accruing interest.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
					Three Months Ended		Six Months Ended
	Unpaid			Allowance for	Average	Interest	Average	Interest
	Principal	Recorded	Partial	Loan Losses	Recorded	Income	Recorded	Income
	Balance	Investment	Charge-offs	Allocated	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Commercial	$30,417	$11,093	$19,324	$—	$7,869	$—	$17,790	$105
Commercial collateralized by assignment of lease payments	98	98	—	—	286	—	205	2
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	22,194	16,559	5,635	—	14,494	—	19,892	29
Multifamily	2,288	2,277	11	—	1,485	—	1,840	—
Retail	11,382	10,553	829	—	10,716	—	10,232	—
Office	734	734	—	—	784	—	789	—
Other	5,503	5,503	—	—	6,152	—	6,633	—
Residential real estate	7,491	7,491	—	—	7,523	—	7,209	—
Construction real estate	1,152	1,152	—	—	1,158	—	579	—
Indirect vehicles	—	—	—	—	—	—	—	—
Home equity	6,728	6,728	—	—	6,897	—	11,530	—
Consumer	243	243	—	—	241	—	241	—
With an allowance recorded:
Commercial	10,189	10,185	4	2,640	6,244	—	4,753	—
Commercial collateralized by assignment of lease payments	1,015	1,015	—	200	1,094	18	1,442	50
Commercial real estate:
Healthcare	10,942	5,430	5,512	2,333	5,425	—	5,450	—
Industrial	2,232	1,222	1,010	337	1,039	—	2,238	—
Multifamily	4,936	3,796	1,140	1,120	4,701	39	5,806	62
Retail	8,298	7,692	606	3,209	7,976	—	7,770	—
Office	2,225	2,221	4	305	2,188	—	2,263	—
Other	7,551	7,408	143	2,095	7,328	4	6,751	8
Residential real estate	—	—	—	—	—	—	—	—
Construction real estate	3,850	1,470	2,380	875	9,710	—	5,713	—
Indirect vehicles	—	—	—	—	—	—	—	—
Home equity	2,534	2,534	—	560	4,209	—	2,749	—
Consumer	—	—	—	—	—	—	—	—
Total	$142,002	$105,404	$36,598	$13,674	$107,519	$61	$121,875	$256

	December 31, 2011
	Unpaid			Allowance for	Average	Interest
	Principal	Recorded	Partial	Loan Losses	Recorded	Income
	Balance	Investment	Charge-offs	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial	$47,784	$28,774	$19,010	$—	$22,952	$211
Commercial collateralized by assignment of lease payments	107	107	—	—	696	32
Commercial real estate:
Healthcare	—	—	—	—	1,818	—
Industrial	35,338	25,865	9,473	—	37,436	64
Multifamily	1,975	1,975	—	—	10,641	164
Retail	23,656	23,652	4	—	26,783	—
Office	779	779	—	—	5,755	—
Other	6,901	6,901	—	—	16,303	—
Residential real estate	7,157	7,157	—	—	6,580	—
Construction real estate	—	—	—	—	56,846	—
Indirect vehicles	—	—	—	—	—	—
Home equity	11,297	11,297	—	—	7,309	—
Consumer	241	241	—	—	122	—
With an allowance recorded:
Commercial	10,016	6,038	3,978	1,711	10,025	80
Commercial collateralized by assignment of lease payments	2,077	2,077	—	390	475	71
Commercial real estate:
Healthcare	11,750	6,892	4,858	1,560	292	—
Industrial	7,739	3,773	3,966	680	7,780	—
Multifamily	14,387	7,720	6,667	1,757	10,614	208
Retail	11,232	10,672	560	2,394	9,688	—
Office	2,330	2,047	283	77	4,586	—
Other	5,979	5,816	163	1,514	10,489	2
Residential real estate	—	—	—	—	—	—
Construction real estate	3,519	1,145	2,374	721	20,259	—
Indirect vehicles	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	355	5
Total	$204,264	$152,928	$51,336	$10,804	$267,804	$837

Impaired loans included accruing restructured loans of $16.5 million and $38.0 million that have been modified and are performing in accordance with those modified terms as of June 30, 2012 and December 31, 2011, respectively.  In addition, impaired loans included $32.7 million and $42.5 million of non-performing, restructured loans as of June 30, 2012 and December 31, 2011, respectively.

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

The following tables present loans that have been restructured during the three and six months ended June 30, 2012 (dollars in thousands):

	Three Months Ended
	June 30, 2012
	Number	Pre-Modification	Post-Modification
	of	Recorded	Recorded	Charge-offs and
	Loans	Investment	Investment	Specific Reserves

Performing:
Residential real estate	2	$808	$808	$—
Home equity	9	1,211	1,211	—
Total	11	$2,019	$2,019	$—

Non-Performing:
Commercial	2	$107	$107	$35
Commercial real estate:
Retail	1	122	122	32
Other	1	157	157	50
Residential real estate	6	464	333	131
Home equity	24	4,027	3,746	281
Total	34	$4,877	$4,465	$529

	Six Months Ended
	June 30, 2012
	Number	Pre-Modification	Post-Modification
	of	Recorded	Recorded	Charge-offs and
	Loans	Investment	Investment	Specific Reserves

Performing:
Commercial real estate:
Multifamily	1	$155	$155	$—
Retail	1	236	236	—
Residential real estate	2	808	808	—
Home equity	31	5,608	5,608	—
Total	35	$6,807	$6,807	$—

Non-Performing:
Commercial	4	$292	$292	$96
Commercial real estate:
Multifamily	1	149	149	40
Retail	3	721	721	32
Other	1	157	157	50
Residential real estate	6	464	333	131
Home equity	29	4,977	4,667	310
Total	44	$6,760	$6,319	$659

Loans may be restructured in an effort to maximize collections.  We use various restructuring techniques, including, but not limited to, deferral of past due interest or principal, implementing an A/B note structure, redeeming past due taxes, reduction of interest rates, extending maturities and modification of amortization schedules.

Impairment analyses are performed on commercial loan troubled debt restructurings in conjunction with the normal allowance for loan loss process.  Consumer loan troubled debt restructurings are analyzed to ensure adequate cash flow or collateral supports the outstanding loan balance.  Of the troubled debt restructurings entered into during the past twelve months, $305 thousand subsequently defaulted during the six months ended June 30, 2012.  Redefaults are defined as loans that were performing troubled debt restructurings that became 90 days or more past due post restructuring.

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012 and 2011 (in thousands):

		Commercial
		collateralized by
		assignment of	Commercial	Residential	Construction	Indirect	Home		Unfunded
	Commercial	lease payments	real estate	real estate	real estate	vehicles	equity	Consumer	Commitments	Total
June 30, 2012:
Allowance for credit losses:
Three Months Ended
Beginning balance	$19,159	$7,490	$74,602	$3,015	$11,155	$1,826	$7,026	$1,158	$7,824	$133,255
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	—	—	—	—	—	—
Charge-offs	(1,451)	(1,720)	(2,415)	(1,108)	(444)	(488)	(876)	(274)	—	(8,776)
Recoveries	386	93	3,062	188	141	300	99	92	—	4,361
Provision	2,695	1,627	(6,536)	1,497	(266)	303	1,368	52	(740)	—
Ending balance	$20,789	$7,490	$68,713	$3,592	$10,586	$1,941	$7,617	$1,028	$7,084	$128,840

Six Months Ended
Beginning balance	$21,106	$7,561	$68,695	$3,935	$15,639	$1,834	$7,333	$695	$9,177	$135,975
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	1,132	—	—	—	(1,132)	—
Charge-offs	(1,990)	(1,720)	(5,418)	(1,402)	(3,880)	(1,203)	(1,948)	(532)	—	(18,093)
Recoveries	2,424	349	3,224	222	706	611	119	203	—	7,858
Provision	(751)	1,300	2,212	837	(3,011)	699	2,113	662	(961)	3,100
Ending balance	$20,789	$7,490	$68,713	$3,592	$10,586	$1,941	$7,617	$1,028	$7,084	$128,840

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,640	$200	$9,399	$—	$875	$—	$560	$—	$3,230	$16,904
Collectively evaluated for impairment	17,863	7,290	57,830	3,052	9,711	1,941	7,057	1,028	3,854	109,626
Acquired and accounted for under ASC 310-30 (1)	286	—	1,484	540	—	—	—	—		2,310
Total ending allowance balance	$20,789	$7,490	$68,713	$3,592	$10,586	$1,941	$7,617	$1,028	$7,084	$128,840

Loans:
Individually evaluated for impairment	$21,278	$1,113	$63,395	$7,491	$2,622	$—	$9,262	$243	$—	$105,404
Collectively evaluated for impairment	1,037,737	1,220,086	1,731,382	301,472	148,043	198,848	313,972	88,872	—	5,040,412
Acquired and accounted for under ASC 310-30 (1)	86,524	—	290,337	7,613	151,907	—	617	40,435	—	577,433
Total ending loans balance	$1,145,539	$1,221,199	$2,085,114	$316,576	$302,572	$198,848	$323,851	$129,550	$—	$5,723,249

June 30, 2011:
Allowance for credit losses:

Three Months Ended
Beginning balance	$26,590	$6,512	$103,794	$5,550	$27,520	$3,148	$4,694	$602	$—	$178,410
Reclassification to allowance for unfunded credit commitments	(464)	—	(7,989)	—	(8,597)	—	—	—	17,050	—
Charge-offs	(7,991)	(93)	(55,250)	(8,080)	(18,826)	(553)	(5,493)	(344)	—	(96,630)
Recoveries	758	153	312	26	2,364	369	19	76	—	4,077
Provision	1,657	(130)	26,393	6,097	19,400	745	6,735	353	—	61,250
Ending balance	$20,550	$6,442	$67,260	$3,593	$21,861	$3,709	$5,955	$687	$17,050	$147,107

Six Months Ended
Beginning balance	$28,747	$6,424	$105,875	$5,104	$37,215	$3,157	$5,062	$633	$—	$192,217
Reclassification to allowance for unfunded credit commitments	(464)	—	(7,989)	—	(8,597)	—	—	—	17,050	—
Charge-offs	(11,142)	(93)	(85,025)	(11,642)	(39,920)	(1,271)	(7,400)	(888)	—	(157,381)
Recoveries	3,323	219	1,846	33	4,390	694	67	449	—	11,021
Provision	86	(108)	52,553	10,098	28,773	1,129	8,226	493	—	101,250
Ending balance	$20,550	$6,442	$67,260	$3,593	$21,861	$3,709	$5,955	$687	$17,050	$147,107

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,063	$75	$4,527	$—	$4,446	$—	$—	$—	$10,132	$22,243
Collectively evaluated for impairment	17,487	6,367	62,733	3,593	17,415	3,709	5,955	687	6,918	124,864
Acquired and accounted for under ASC 310-30 (1)	—	—	—	—	—	—	—	—	—	—
Total ending allowance balance	$20,550	$6,442	$67,260	$3,593	$21,861	$3,709	$5,955	$687	$17,050	$147,107

Loans:
Individually evaluated for impairment	$32,709	$570	$103,857	$5,932	$20,361	$—	$8,008	$241	$—	$171,678
Collectively evaluated for impairment	1,045,221	1,031,107	1,759,365	304,368	226,196	182,536	349,173	74,827	—	4,972,793
Acquired and accounted for under ASC 310-30 (1)	132,904	—	372,087	9,903	225,562	—	411	52,691	—	793,558
Total ending loans balance	$1,210,834	$1,031,677	$2,235,309	$320,203	$472,119	$182,536	$357,592	$127,759	$—	$5,938,029

(1)   Loans acquired in FDIC-assisted transactions and accounted for under ASC Subtopic 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

The results for the three and six months ended June 30, 2011 include a provision for credit losses of approximately $50 million in connection with the sale during the quarter ended June 30, 2011 of loans with an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, including $156.3 million in non-performing loans.  The sale resulted in charge-offs of approximately $87.6 million, which impacted all loan types.

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

During the three and six months ended June 30, 2012 there was a provision for credit losses of $1.2 million and $5.0 million, respectively, and net charge-offs of $1.0 million and $3.6 million, respectively, in relation to nine pools of purchased loans with a total carrying amount of $249.7 million as of June 30, 2012.  There was $2.3 million in allowance for loan losses related to these purchased loans at June 30, 2012 and $827 thousand at December 31, 2011.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired in FDIC-assisted transactions and accounted for under ASC 310-30 were as follows for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance at beginning of period	$13,330	$35,370	$18,703	$44,103
Accretion	(4,033)	(8,750)	(9,406)	(17,339)
Other	114	1,678	114	1,534
Balance at end of period	$9,411	$28,298	$9,411	$28,298

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

The carrying amount of covered loans and other purchased non-covered loans at June 30, 2012 consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table (in thousands):

	Purchased Credit-Impaired Loans	Purchased Non- Credit-Impaired Loans	Total
Covered loans:
Commercial related (1)	$23,296	$12,780	$36,076
Commercial	8,944	21,488	30,432
Commercial real estate	121,598	168,739	290,337
Construction real estate	130,900	21,007	151,907
Other	4,662	39,424	44,086
Total covered loans	$289,400	$263,438	$552,838

Estimated receivable amount from the FDIC under the loss-share agreement (2)	$29,918	$19,776	$49,694

Non covered loans:
Commercial related (3)	$4,338	$16,083	$20,421
Other	108	4,066	4,174
Total non-covered loans	$4,446	$20,149	$24,595

(1)          Covered commercial related loans include commercial, commercial real estate and construction real estate loans for Heritage and Benchmark.

(2)          Estimated reimbursable amounts from the FDIC under the loss-share agreement exclude $6.9 million in reimbursable amounts related to covered other real estate owned.

(3)          Non covered commercial related loans include commercial, commercial real estate and construction real estate for InBank.

Outstanding balances on purchased loans from the FDIC were $640.4 million and $795.6 million as of June 30, 2012 and December 31, 2011, respectively.  The related carrying amount on loans purchased from the FDIC was $577.4 million and $692.1 million as of June 30, 2012 and December 31, 2011, respectively.

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

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the six months ended June 30, 2012 or 2011.  Goodwill is tested for impairment at the reporting unit level.  All of our goodwill is allocated to MB Financial, Inc., which is the Company’s only applicable reporting unit for purposes of testing goodwill impairment.  The carrying amount of goodwill was $387.1 million at June 30, 2012 and December 31, 2011.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had, as of June 30, 2012, a remaining weighted average amortization period of approximately five years.

The following table presents the changes during the six months ended June 30, 2012 in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of June 30, 2012 (in thousands):

June 30,
2012
Balance at beginning of period	$29,494
Amortization expense	(2,508)
Balance at end of period	$26,986

Gross carrying amount	$71,560
Accumulated amortization	(44,574)
Net book value	$26,986

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2012	$2,502
2013	4,530
2014	3,514
2015	3,090
2016	2,747
Thereafter	10,603
$26,986

NOTE 6.                                              NEW AUTHORITATIVE ACCOUNTING GUIDANCE

ASC Topic 860 “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing” amended prior guidance on the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The new authoritative guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion.  The new guidance does not change any other existing criteria applicable to the assessment of effective control.  The Company adopted this new authoritative guidance on January 1, 2012, and it did not have an impact on the Company’s statements of operations and financial condition.

ASC Topic 820 “Fair Value Measurement.” New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurement” amended prior guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards.  The new authoritative guidance clarifies the highest and best use and valuation premise, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, measuring the fair value of financial instruments that are managed within a portfolio, and the application of premiums and discounts in a fair value measurement. The new authoritative guidance also requires additional disclosures about fair value measurements. The Company adopted this new authoritative guidance on January 1, 2012, and it did not have an impact on the Company’s statements of operations and financial condition.  See Note 14 for the additional disclosures required by this new authoritative guidance.

ASC Topic 220 “Comprehensive Income.” New authoritative accounting guidance under ASC Topic 220, “Comprehensive Income” amended prior guidance to increase the prominence of items reported in other comprehensive income.  The new guidance requires that all changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance does not change the items that must be reported in other comprehensive income.  The Company adopted this new authoritative guidance on January 1, 2012, and it did not have an impact on the Company’s statements of operations and financial condition.  See the Consolidated Statements of Comprehensive Income included in the Consolidated Financial Statements.

ASC Topic 350 “Intangibles — Goodwill and Other.” New authoritative accounting guidance under ASC Topic 350, “Intangibles — Goodwill and Other” amended prior guidance to allow an entity to use a qualitative approach to test goodwill for impairment.  The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not (having a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The Company adopted this new authoritative guidance on January 1, 2012, and it did not have an impact on the Company’s statements of operations and financial condition.

NOTE 7.                                              STOCK-BASED COMPENSATION

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Total cost of share-based payment plans during the period	$1,236	$850	$2,501	$2,079

Amount of related income tax benefit recognized in income	$495	$341	$1,001	$842

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In June 2011, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to add 2,300,000 authorized shares for a total of 8,300,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis.  As of June 30, 2012, there were 2,860,354 shares available for future grants.

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

The following table summarizes stock options outstanding for the six months ended June 30, 2012:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(in thousands)

Options outstanding as of December 31, 2011	2,935,810	$27.64
Granted	16,605	21.32
Exercised	(24,471)	17.68
Expired or cancelled	(115,378)	29.80
Forfeited	(19,333)	20.38
Options outstanding as of June 30, 2012	2,793,233	$27.65	4.42	$2,314

Options exercisable as of June 30, 2012	2,318,973	$29.67	3.64	$527

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions.  Expected volatility is based on historical volatility and the expectations of future volatility of Company shares.  The risk free interest rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life of options is estimated based on historical employee behavior and represents the period of time that options granted are expected to remain outstanding.

The following assumptions were used for options granted during the six months ended June 30, 2012:

June 30,
2012
Risk-free interest rate	0.86%
Expected volatility of Company’s stock	38.58%
Expected dividend yield	2.00%
Expected life of options	4.0 years

Weighted average fair value per option of options granted during the period	$5.54

The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was $46 thousand and $185 thousand, respectively.

The following is a summary of changes in restricted shares for the six months ended June 30, 2012:

		Weighted Average
	Number of Shares	Grant Date Fair Value

Shares Outstanding at December 31, 2011	664,502	$14.37
Granted	22,205	19.97
Vested	(21,415)	20.01
Forfeited	(10,067)	16.39
Shares Outstanding at June 30, 2012	655,225	$14.35

The Company issued 92,717 shares, 66,193 shares and 164,401 shares of market-based restricted stock in 2011, 2010 and 2009, respectively.  The market component of the vesting terms for each award requires that, for ten consecutive trading days, the closing price of the Company’s stock be at least $27.00 for awards issued in 2011, $25.80 for awards issued in 2010 and $18.14 for awards issued in 2009.  The market components for awards issued in 2011 and 2010 have not been satisfied as of June 30, 2012.  The market component for awards issued in 2009 has been satisfied; therefore, the 2009 awards generally will vest in full in 2012, on the third anniversary of the grant date.  A Monte Carlo simulation model was used to value the market-based restricted stock awards at the time of issuance.

Effective January 1, 2010, the Company began issuing shares of common stock under the Omnibus Plan as Salary Stock, classified as other stock-based awards, to certain executive officers.  This stock is fully vested as of the grant date and the related expense is included in salaries and employee benefits on the Consolidated Statements of Operations.  Holders of Salary Stock have all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends that may be paid thereon.  As a condition of receiving the Salary Stock, the holders entered into agreements with the Company providing that they may not sell or otherwise transfer the shares of Salary Stock for two years, except in the event of disability or death.  During the six months ended June 30, 2012, the Company issued 11,012 shares of Salary Stock at a weighted average issuance price of $20.03.

As of June 30, 2012, there was $5.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At June 30, 2012, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 1.4 years.

NOTE 8.                                              DEPOSITS

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	June 30,		December 31,
	2012		2011
	Amount	Percent	Amount	Percent

Demand deposit accounts, noninterest bearing	$1,946,468	26%	$1,885,694	25%
NOW and money market accounts	2,564,493	34%	2,645,334	34%
Savings accounts	790,350	11%	753,610	10%
Certificates of deposit	1,718,266	23%	1,925,608	25%
Brokered deposit accounts	451,132	6%	437,361	6%
Total	$7,470,709	100%	$7,647,607	100%

NOTE 9.                                              SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30,		December 31,
	2012		2011
	Weighted Average Cost	Amount	Weighted Average Cost	Amount
Customer repurchase agreements	0.32%	$238,595	0.30%	$216,439
Federal Home Loan Bank advances	3.50%	23,134	3.66%	3,515
Line of credit	0.00%	—	0.00%	—
	0.60%	$261,729	0.35%	$219,954

Repurchase agreements are agreements in which the Company acquires funds by selling assets to another party under a simultaneous agreement to repurchase the same assets at a specified price and date.  The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements.  All assets sold under agreements to repurchase are recorded on the face of the balance sheet.

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $23.1 million in fixed rate advances at June 30, 2012 and $3.5 million in fixed rate advances at December 31, 2011.  At June 30, 2012, the Company had fixed rate advances with effective interest rates ranging from 3.26% to 3.86%.  At June 30, 2012, these advances had maturities ranging from April 2013 to June 2013.

On March 9, 2012, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of one month LIBOR + 2.00%.  As of June 30, 2012, no amount was outstanding.  The line matures on March 8, 2013.

NOTE 10.                                       LONG-TERM BORROWINGS

The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $107.7 million and $144.6 million at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87%.  At June 30, 2012, the advances had maturities ranging from July 2013 to April 2035.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  The Company may also pledge certain investment securities as collateral for advances based on market value.  As of June 30, 2012 and December 31, 2011, the Company had $174.4 million and $197.4 million, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances.  Additionally, as of June 30, 2012 and December 31, 2011, the Company had $32.7 million and $33.8 million, respectively, of investment securities pledged as collateral for long-term advances from the Federal Home Loan Bank.  The Company could borrow an additional amount of approximately $276.0 million and $319.4 million from the Federal Home Loan Bank as of June 30, 2012 and December 31, 2011, respectively.

The Company had notes payable to banks totaling $22.9 million and $31.0 million at June 30, 2012 and December 31, 2011, respectively, which as of June 30, 2012, were accruing interest at rates ranging from 3.00% to 12.00%.  Lease investments includes equipment with an amortized cost of $32.3 million and $42.6 million at June 30, 2012 and December 31, 2011, respectively, that is pledged as collateral on these notes.

The Company had a $40.0 million ten-year structured repurchase agreement as of June 30, 2012, which bears interest at a fixed rate borrowing of 4.75% and expires in 2016.

As of June 30, 2012, MB Financial Bank had a $50.0 million outstanding subordinated debt facility.  Interest is payable at a rate of three month LIBOR + 1.70%.  The debt matures on October 1, 2017.

NOTE 11.                                       JUNIOR SUBORDINATED NOTES ISSUED TO CAPITAL TRUSTS

The Company has established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrently with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The Company’s outstanding trust preferred securities currently qualify, and are treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2012 (in thousands):

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

(2)         Amount does not include purchase accounting adjustments totaling a premium of $270 thousand associated with FOBB Statutory Trust I and III.

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

NOTE 12.              DERIVATIVE FINANCIAL INSTRUMENTS

The Company offers various derivatives, including interest rate swaps and foreign currency forward contracts, to our customers which can mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties.  This permits the Company to offer customized risk management solutions to our customers.  These customer accommodations and any offsetting financial contracts are treated as stand-alone derivative instruments which do not qualify for hedge accounting.

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable for June 30, 2012 was approximately $22 thousand, and the net amount payable for December 31, 2011 was approximately $23 thousand.  The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counterparty.  In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At June 30, 2012, the Company’s credit exposure relating to interest rate swaps was approximately $27.3 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $7.0 million at June 30, 2012.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income and other expense.

The Company’s derivative financial instruments are summarized below as of June 30, 2012 and December 31, 2011 (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$7,014	$(198)	$7,204	$(315)

Stand-alone derivative instruments (2)
Interest rate swap contracts	335,015	27,152	343,132	25,931	336,125	(27,261)	344,294	(26,053)
Interest rate options contracts	67,096	158	4,287	32	67,096	(158)	4,287	(32)
Foreign exchange contracts	13,260	699	8,567	240	13,203	(635)	8,498	(206)
Mortgage banking derivatives	9,113	132	2,626	48	5,000	(32)	2,000	(18)
Total stand-alone derivative instruments	424,484	28,141	358,612	26,251	421,424	(28,086)	359,079	(26,309)
Total	$424,484	$28,141	$358,612	$26,251	$428,438	$(28,284)	$366,283	$(26,624)

(1) Hedged fixed-rate commercial real estate loans

(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in the other income in the consolidated statements of operations related to derivative financial instruments were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$(268)	$(2)	$(330)	$14

Stand-alone derivative instruments:
Interest rate swap contracts	240	—	306	—
Interest rate options contracts	—	—	—	—
Foreign exchange contracts	28	—	30	—
Mortgage banking derivatives	43	—	70	—
Total stand-alone derivative instruments	311	—	406	—
Total	$43	$(2)	$76	$14

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

At June 30, 2012 and December 31, 2011, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	June 30,	December 31,
	2012	2011
Commitments to extend credit:
Home equity lines	$263,512	$275,357
Other commitments	799,940	741,815

Letters of credit:
Standby	65,195	67,720
Commercial	1,526	818

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of June 30, 2012, the maximum remaining term for any standby letters of credit was December 31, 2016.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At June 30, 2012, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $1.8 million to $66.7 million from $68.5 million at December 31, 2011.  Of the $66.7 million in commitments outstanding at June 30, 2012, approximately $34.8 million of the letters of credit have been issued or renewed since December 31, 2011.

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

As of June 30, 2012, the Company had approximately $2.7 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

June 30, 2012
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$42,175	$—	$42,175	$—
States and political subdivisions	629,173	—	629,173	—
Residential mortgage-backed securities	981,902	—	980,895	1,007
Commercial mortgage-backed securities	53,571	—	53,571	—
Corporate bonds	5,569	—	—	5,569
Equity securities	11,081	11,081	—	—
Loans held for sale	2,290	—	2,290	—
Assets held in trust for deferred compensation	7,517	7,517	—	—
Derivative financial instruments	28,141	—	28,141	—
Financial liabilities
Other liabilities (1)	7,517	7,517	—	—
Derivative financial instruments	28,284	—	28,284	—

December 31, 2011
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$42,401	$—	$42,401	$—
States and political subdivisions	535,660	—	535,660	—
Residential mortgage-backed securities	1,281,806	—	1,280,713	1,093
Commercial mortgage-backed securities	52,685	—	52,685	—
Corporate bonds	5,899	—	—	5,899
Equity securities	10,846	10,846	—	—
Loans held for sale	4,727	—	4,727	—
Assets held in trust for deferred compensation	6,808	6,808	—	—
Derivative financial instruments	26,251	—	26,251	—
Financial liabilities
Other liabilities (1)	6,808	6,808	—	—
Derivative financial instruments	26,624	—	26,624	—

(1) Liabilities associated with assets held in trust for deferred compensation

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s residential mortgage-backed securities and corporate bonds included in the table above primarily relate to the constant pre-payment rates and credit assumptions used in the discounted cash flows valuation, respectively.  As of June 30, 2012, those constant pre-payment rates ranged from six to twelve and the credit assumption averaged a 15% loss.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2012.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended
	June 30,
(in thousands)	2012	2011

Balance, beginning of period	$6,992	$7,476
Other comprehensive income	37	21
Principal payments	(336)	(242)
Impairment charge	(117)	—
	$6,576	$7,255

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired real estate loans, the Company obtains a current external appraisal.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Non-Financial Long-Lived Assets.  During the six months ended June 30, 2011, the Company recognized a $1.0 million branch impairment caused by the decision to close a branch.  The fair value of the branch was estimated using Level 3 inputs based on internal appraisals.

Assets measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Financial assets:
Impaired loans	$67,745	$—	$—	$67,745
Foreclosed assets	93,557	—	—	93,557

December 31, 2011
Financial assets:
Impaired loans	$96,089	$—	$—	$96,089
Foreclosed assets	138,971	—	—	138,971
Non-financial long-lived assets	2,901	—	—	2,901

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

Securities held to maturity: The fair values of securities held to maturity are determined by quoted prices in active markets, when available.  If quoted market prices are not available, the fair value is determined by a matrix pricing.

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

Accrued interest:  The carrying amount of accrued interest receivable and payable approximate their fair values.

The estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2012
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$132,737	$132,737	$132,737	$—	$—
Interest bearing deposits with banks	304,075	304,075	304,075	—	—
Investment securities available for sale	1,723,471	1,723,471	11,081	1,705,814	6,576
Investment securities held to maturity	497,800	526,382	—	526,382	—
Non-marketable securities - FHLB and FRB stock	61,462	61,462	—	—	61,462
Loans held for sale	2,290	2,290	—	2,290	—
Loans, net	5,601,493	5,603,966	—	—	5,603,966
Accrued interest receivable	33,864	33,864	33,864	—	—
Derivative financial instruments	28,141	28,141	—	28,141	—

Financial Liabilities:
Non-interest bearing deposits	$1,946,468	$1,946,468	$1,946,468	$—	$—
Interest bearing deposits	5,524,241	5,551,809	—	—	5,551,809
Short-term borrowings	261,729	262,058	—	—	262,058
Long-term borrowings	221,100	236,121	—	—	236,121
Junior subordinated notes issued to capital trusts	158,521	103,186	—	—	103,186
Accrued interest payable	3,886	3,886	3,886	—	—
Derivative financial instruments	28,284	28,284	—	28,284	—

	December 31,
	2011
	Carrying	Estimated
	Amount	Fair Value
Financial Assets:
Cash and due from banks	$144,228	$144,228
Interest bearing deposits with banks	100,337	100,337
Investment securities available for sale	1,929,297	1,929,297
Investment securities held to maturity	499,283	511,022
Non-marketable securities - FHLB and FRB stock	80,832	80,832
Loans held for sale	4,727	4,727
Loans, net	5,824,197	5,734,017
Accrued interest receivable	35,870	35,870
Derivative financial instruments	26,251	26,251

Financial Liabilities:
Non-interest bearing deposits	$1,885,694	$1,885,694
Interest bearing deposits	5,761,913	5,790,963
Short-term borrowings	219,954	219,983
Long-term borrowings	266,264	279,124
Junior subordinated notes issued to capital trusts	158,538	113,635
Accrued interest payable	4,518	4,518
Derivative financial instruments	26,624	26,624

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

On March 14, 2012, the Company repurchased all $196.0 million of the Series A Preferred Stock.  On May 2, 2012, the Company repurchased the Warrant in full for approximately $1.5 million.

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

Overview

The profitability of our operations depends primarily on our net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses.  The provision for credit losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  Our net income is also affected by other (non-interest) income and other expenses.  During the periods under report, other income consisted of loan service fees, deposit service fees, net lease financing income, brokerage fees, trust and asset management fees, net gain (loss) on investment securities, increase in cash surrender value of life insurance, net (loss) gain on sale of assets, accretion of the indemnification asset, card fees, net loss recognized on other real estate owned and other operating income.  During the periods under report, other expenses included salaries and employee benefits, occupancy and equipment expense, computer and telecommunication services expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, FDIC insurance premiums, branch impairment charges, other real estate expenses (net of rental income) and other operating expenses.  Additionally, dividends and discount accretion on preferred shares reduced net income available to common stockholders.

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

The Company had net income and net income available to common stockholders of $22.1 million for the second quarter of 2012 compared to a net loss of $7.4 million and net loss available to common stockholders of $10.0 million for the second quarter of 2011. Our 2012 second quarter results generated an annualized return on average assets of 0.94% and an annualized return on average common equity of 7.28% compared to (0.30)% and (3.43)%, respectively, for the same period in 2011.  Fully diluted earnings per common share for the second quarter of 2012 were $0.41 compared to fully diluted loss per common share $0.18 in the 2011 second quarter.  The results for the second quarter of 2011 include a provision for credit losses of approximately $50 million in connection with the sale during the second quarter of 2011 of loans with an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, including $156.3 million in non-performing loans.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At June 30, 2012, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $49.4 million.  See Note 1 and Note 7 of the notes to our December 31, 2011 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2011 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2012, the Company had $92 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of June 30, 2012, the Company had $9 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

The Company’s annual assessment date is December 31.  No impairment losses were recognized during the six months ended June 30, 2012 and 2011.

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

Results of Operations

Second Quarter Results

The Company had net income and net income available to common stockholders of $22.1 million for the second quarter of 2012 compared to a net loss of $7.4 million and a net loss available to common stockholders of $10.0 million for the second quarter of 2011.  The results for the second quarter of 2012 generated an annualized return on average assets of 0.94% and an annualized return on average common equity of 7.28% compared to (0.30)% and (3.43)%, respectively, for the same period in 2011.

Net interest income on a tax equivalent basis was $79.2 million for the three months ended June 30, 2012, a decrease of $6.0 million, or 7.1%, from $85.2 million for the comparable period in 2011.  The decrease was primarily due to a decline in the level of interest earning assets of $403.2 million and a nine basis point decline in the net interest margin on a fully tax equivalent basis.  See “Net Interest Margin” section below for further analysis.

There was no provision for credit losses in the second quarter of 2012 compared to $61.3 million in the second quarter of 2011.  Net charge-offs were $4.4 million in the quarter ended June 30, 2012 compared to $92.6 million in the quarter ended June 30, 2011.

During the second quarter of 2011, we sold certain performing, sub-performing and non-performing loans with an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, which included $156.3 million in non-performing loans.  We received $194.6 million in proceeds (net of expenses) and recognized approximately $87.6 million in charge-offs, which required us to increase our provision for credit losses by approximately $50 million.

Net income available to common stockholders was also impacted by the repurchase in the first quarter of 2012 of all $196 million of preferred stock issued in 2008 to the U.S. Department of Treasury as part of TARP.  As a result, there were no TARP dividends in the second quarter of 2012 compared to $2.6 million in the second quarter of 2011.

See “Asset Quality” below for further analysis of the allowance for loan losses.

Other Income (in thousands):

	Three Months Ended
	June 30,		Increase/	Percentage
	2012	2011	(Decrease)	Change
Other income:
Loan service fees	$1,683	$2,812	$(1,129)	(40)%
Deposit service fees	9,370	9,023	347	4%
Lease financing, net	7,334	6,861	473	7%
Brokerage fees	1,264	1,615	(351)	(22)%
Trust and asset management fees	4,535	4,455	80	2%
Net (loss) gain on investment securities	(34)	232	(266)	(115)%
Increase in cash surrender value of life insurance	870	1,451	(581)	(40)%
Net (loss) gain on sale of assets	(8)	13	(21)	(162)%
Accretion of FDIC indemnification asset	222	1,339	(1,117)	(83)%
Card fees	2,429	2,062	367	18%
Net loss recognized on other real estate owned	(5,441)	(4,645)	(796)	17%
Net gain on sale of loans	554	1,912	(1,358)	(71)%
Other operating income	1,129	2,015	(886)	(44)%
Total other income	$23,907	$29,145	$(5,238)	(18)%

Other income decreased by $5.2 million for the second quarter of 2012 compared to the second quarter of 2011.  Net gain on the sale of loans decreased due to the gain recognized in the second quarter of 2011 on several commercial real estate loans held for sale. Loan service fees decreased due to a decrease in loan prepayment and exit fees.  Accretion of FDIC indemnification asset decreased as accretion is recorded based on the FDIC indemnification asset balance, which has declined as we have received loss-share payments. Net loss recognized on other real estate owned increased due to updated appraisals with lower valuations on land and construction projects.  Cash surrender value of life insurance decreased as a result of a death benefit recorded in the second quarter of 2011.  Net lease financing income increased primarily due to an increase in remarketing revenues.  Card fee income increased primarily due to fees earned on prepaid cards and credit cards.

Other Expenses (in thousands):

	Three Months Ended
	June 30,		Increase /	Percentage
	2012	2011	(Decrease)	Change

Other expenses:
Salaries and employee benefits	$40,146	$37,815	$2,331	6%
Occupancy and equipment expense	9,188	8,483	705	8%
Computer services and telecommunication expense	3,909	3,570	339	9%
Advertising and marketing expense	1,930	1,748	182	10%
Professional and legal expense	1,503	1,853	(350)	(19)%
Other intangibles amortization expense	1,251	1,416	(165)	(12)%
FDIC insurance premiums	2,010	3,502	(1,492)	(43)%
Other real estate expense, net	424	1,251	(827)	(66)%
Other operating expenses	6,473	7,090	(617)	(9)%
Total other expenses	$66,834	$66,728	$106	0%

Other expense for the second quarter of 2012 was consistent with the second quarter of 2011.  Salaries and employee benefits expense increased due to annual salary increases, new employees and higher health insurance claims.  Occupancy and equipment expense increased due to higher depreciation and property taxes partly offset by lower maintenance costs.  FDIC insurance premiums decreased due to a change in the assessment computation during the second quarter of 2012 and the impact of improved credit quality on the computation.  Other real estate expense decreased as a result of decreased holding costs related to other real estate owned given we have fewer properties.  The decrease in other operating expenses was primarily due to a decrease in the clawback liability related to our loss share agreements with the FDIC.

Income Taxes

The Company had an income tax expense of $9.0 million for the three months ended June 30, 2012 compared to an income tax benefit of $9.1 million for the same period in 2011 due to the Company’s improvement in pre-tax income.

Year-To-Date Results

The Company had net income of $43.2 and net income available to common stockholders of $40.0 million for the first six months of 2012 compared to a net loss of $422 thousand and a net loss available to common stockholders of $5.6 million for the first six months of 2011.  The results for the first six months of 2012 generated an annualized return on average assets of 0.90% and an annualized return on average common equity of 6.61% compared to (0.01)% and (0.98)%, respectively, for the same period in 2011.

Net interest income on a tax equivalent basis was $161.0 million for the six months ended June 30, 2012, a decrease of $9.0 million, or 5.3%, from $170.0 million for the comparable period in 2011.  The decrease was primarily due to a decline in the level of interest earning assets of $382.4 million and a five basis point decline in the net interest margin on a fully tax equivalent basis.  See “Net Interest Margin” section below for further analysis.

Provision for credit losses was $3.1 million in the first six months of 2012 as compared to $101.3 million in the first six months of 2011.  Net charge-offs were $10.2 million in the six months ended June 30, 2012 compared to $146.4 million in the six months ended June 30, 2011.  Our provision for credit losses and net charge-offs for the six months ended June 30, 2011 were impacted by the loan sale in the second quarter of 2011 noted earlier.

Net income available to common stockholders was also impacted by the repurchase in the first quarter of 2012 of all $196 million of preferred stock issued in 2008 to the U.S. Department of Treasury as part of the TARP.  As a result, TARP dividends decreased to $3.3 million in the first six months of 2012 from $5.2 million in the first six months of 2011.

See “Asset Quality” below for further analysis of the allowance for loan losses.

Other Income (in thousands):

	Six Months Ended
	June 30,		Increase/	Percentage
	2012	2011	(Decrease)	Change
Other income:
Loan service fees	$3,022	$3,938	$(916)	(23)%
Deposit service fees	18,778	19,053	(275)	(1)%
Lease financing, net	14,292	12,644	1,648	13%
Brokerage fees	2,519	3,034	(515)	(17)%
Trust and asset management fees	8,939	8,886	53	1%
Net (loss) gain on investment securities	(37)	229	(266)	(116)%
Increase in cash surrender value of life insurance	1,787	2,419	(632)	(26)%
Net (loss) gain on sale of assets	(25)	370	(395)	(107)%
Accretion of FDIC indemnification asset	697	3,170	(2,473)	(78)%
Card fees	4,473	3,850	623	16%
Net loss recognized on other real estate owned	(12,030)	(5,017)	(7,013)	140%
Net gain on sale of loans	928	2,051	(1,123)	(55)%
Other operating income	3,418	3,661	(243)	(7)%
Total other income	$46,761	$58,288	$(11,527)	(20)%

Other income decreased by $11.5 million for the first six months of 2012 compared to the first six months of 2011.  Other income was primarily impacted by higher losses recognized on other real estate owned and a decrease in accretion of the FDIC indemnification asset.  Net loss recognized on other real estate owned increased due to updated appraisals with lower valuations on land and construction projects.  Accretion of the FDIC indemnification asset is recorded based on the FDIC indemnification asset balance which has declined as we have received loss-share payments.  Net gain on sale of loans decreased due to the gain recognized during the first six months of 2011 on several commercial real estate loans held for sale.  Loan service fees decreased in the first six months of 2012 compared to the same period in 2011 due to a decrease in loan prepayment and exit fees.  Cash surrender value of life insurance decreased as a result of a death benefit recorded in the first six months of 2011. Net lease financing increased primarily due to an increase in remarketing revenues.  Card fee income increased primarily due to fees earned on prepaid cards and credit cards.

Other Expenses (in thousands):

	Six Months Ended
	June 30,		Increase /	Percentage
	2012	2011	(Decrease)	Change

Other expenses:
Salaries and employee benefits	$80,575	$75,590	$4,985	7%
Occupancy and equipment expense	18,758	17,877	881	5%
Computer services and telecommunication expense	7,562	7,015	547	8%
Advertising and marketing expense	3,996	3,467	529	15%
Professional and legal expense	2,916	3,078	(162)	(5)%
Other intangibles amortization expense	2,508	2,841	(333)	(12)%
FDIC insurance premiums	4,653	6,930	(2,277)	(33)%
Branch impairment charges	—	1,000	(1,000)	(100)%
Other real estate expense, net	1,667	1,649	18	1%
Other operating expenses	11,530	14,145	(2,615)	(18)%
Total other expenses	$134,165	$133,592	$573	0%

Other expense for the first six months of 2012 was consistent with the first six months of 2011.  Salaries and employee benefits expense increased primarily due to annual salary increases, new employess and higher health insurance claims.  Other operating expenses were favorably impacted in the first half of 2012 by a decrease in the clawback liability related to our loss share agreements with the FDIC.  FDIC insurance premiums decreased due to a change in the assessment computation during the second quarter of 2012 and the impact of improved credit quality on the computation.  Other expense was also impacted by a $1.0 million of fixed asset impairment charges due to our decision to close a branch in the first quarter of 2011.

Income Taxes

The Company had an income tax expense of $17.5 million for the six months ended June 30, 2012 compared to an income tax benefit of $11.5 million for the same period in 2011 due to the Company’s improvement in pre-tax income.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended June 30,
	2012			2011
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$5,446,689	$67,160	4.96%	$6,077,055	$82,403	5.44%
Loans exempt from federal income taxes (4)	269,521	3,215	4.72	222,845	2,633	4.68
Taxable investment securities	1,542,905	8,882	2.30	1,668,406	10,290	2.47
Investment securities exempt from federal income taxes (4)	809,005	11,235	5.55	357,828	5,297	5.86
Other interest earning deposits	244,087	158	0.26	389,311	258	0.26
Total interest earning assets	8,312,207	$90,650	4.39	8,715,445	$100,881	4.64
Non-interest earning assets	1,166,273			1,251,453
Total assets	$9,478,480			$9,966,898

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$2,607,238	$1,045	0.16%	$2,676,663	$1,922	0.29%
Savings deposits	785,427	213	0.11	725,810	311	0.17
Time deposits	2,222,313	6,800	1.23	2,681,173	9,513	1.42
Short-term borrowings	228,086	362	0.64	247,620	239	0.39
Long-term borrowings and junior subordinated notes	391,560	3,069	3.10	456,972	3,713	3.21
Total interest bearing liabilities	6,234,624	$11,489	0.74	6,788,238	$15,698	0.93
Non-interest bearing deposits	1,900,937			1,724,429
Other non-interest bearing liabilities	119,252			94,976
Stockholders’ equity	1,223,667			1,359,255
Total liabilities and stockholders’ equity	$9,478,480			$9,966,898
Net interest income/interest rate spread (5)		$79,161	3.65%		$85,183	3.71%
Taxable equivalent adjustment		5,057			2,775
Net interest income, as reported		$74,104			$82,408
Net interest margin (6)			3.59%			3.79%
Tax equivalent effect			0.24%			0.13%
Net interest margin on a fully tax equivalent basis (6)			3.83%			3.92%

(1)         Non-accrual loans are included in average loans.

(2)         Interest income includes amortization of deferred loan origination fees of $839 thousand and $1.3 million for the three months ended June 30, 2012 and 2011, respectively.

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

Net interest income on a tax equivalent basis was $79.2 million for the three months ended June 30, 2012, a decrease of $6.0 million, or 7.1%, from $85.2 million for the comparable period in 2011.  The decrease in net interest income was due to a lower level of average interest earning assets, which declined $403.2 million from June 30, 2011, and a nine basis point decrease in net interest margin on a fully tax equivalent basis.  The decrease in average interest earning assets was due to the second quarter of 2011 loan sale discussed earlier as well as soft loan demand and paydowns as a result of credit remediations during the first six months of 2012.  The net interest margin on a fully tax equivalent basis during the second quarter of 2012 was 3.83% compared to 3.92% during the second quarter of 2011.  The decrease in the margin was a result of lower yields on interest earning assets, as balances shifted from loans (both covered and non-covered) to investment securities and yields on covered loans declined.  The decrease was offset by lower cost of funds as a result of a favorable change in the funding mix and repricing of certificates of deposit.  In addition, our non-performing loans reduced our net interest margin during the second quarter of 2012 and the second quarter of 2011 by approximately 8 basis points and 15 basis points, respectively.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Six Months Ended June 30,
	2012			2011
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$5,495,092	$136,717	5.00%	$6,167,121	$168,040	5.49%
Loans exempt from federal income taxes (4)	264,777	6,433	4.81	212,703	4,986	4.66
Taxable investment securities	1,622,835	19,766	2.44	1,491,715	18,042	2.42
Investment securities exempt from federal income taxes (4)	775,788	21,603	5.57	353,355	10,443	5.88
Other interest earning deposits	251,219	327	0.26	567,174	728	0.26
Total interest earning assets	8,409,711	$184,846	4.42	8,792,068	$202,239	4.64
Non-interest earning assets	1,197,880			1,290,053
Total assets	$9,607,591			$10,082,121

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$2,628,455	$2,252	0.17%	$2,701,493	$4,408	0.33%
Savings deposits	778,881	461	0.12	718,175	732	0.21
Time deposits	2,277,265	14,105	1.25	2,788,339	19,965	1.44
Short-term borrowings	221,149	568	0.52	256,682	456	0.36
Long-term borrowings and junior subordinated notes	404,791	6,450	3.15	447,028	6,666	2.97
Total interest bearing liabilities	6,310,541	$23,836	0.76	6,911,717	$32,227	0.94
Non-interest bearing deposits	1,876,074			1,698,361
Other non-interest bearing liabilities	127,832			119,241
Stockholders’ equity	1,293,144			1,352,802
Total liabilities and stockholders’ equity	$9,607,591			$10,082,121
Net interest income/interest rate spread (5)		$161,010	3.66%		$170,012	3.70%
Taxable equivalent adjustment		9,813			5,400
Net interest income, as reported		$151,197			$164,612
Net interest margin (6)			3.62%			3.78%
Tax equivalent effect			0.23%			0.12%
Net interest margin on a fully tax equivalent basis (6)			3.85%			3.90%

(1)         Non-accrual loans are included in average loans.

(2)         Interest income includes amortization of deferred loan origination fees of $1.7 million and $2.6 million for the six months ended June 30, 2012 and 2011, respectively.

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

Net interest income on a tax equivalent basis was $161.0 million for the six months ended June 30, 2012, a decrease of $9.0 million, or 5.3%, from $170.0 million for the comparable period in 2011.  The decrease in net interest income was due to a lower level of average interest earning assets which declined $382.4 million from June 30, 2011 and a five basis point decrease in the net interest margin on a fully tax equivalent basis.  The net interest margin on a fully tax equivalent basis during the first six months of 2012 was 3.85% compared to 3.90% during the first six months of 2011.   The decrease in the margin was a result of lower yields on interest earning assets, as balances shifted from loans (both covered and non-covered) to investment securities and yields on covered loans declined.  The decrease was offset by lower cost of funds as a result of a favorable change in the funding mix and repricing of certificates of deposit. In addition, our non-performing loans reduced our net interest margin during the first six months of 2012 and the first six months of 2011 by approximately 8 basis points and 17 basis points, respectively.

Balance Sheet

Total assets decreased $343.5 million, or 3.5%, from $9.8 billion at December 31, 2011 to $9.5 billion at June 30, 2012.  Interest earning cash increased $203.7 million to $304.1 million at June 30, 2012 compared to $100.3 million at December 31, 2011 as a result of the decreases in investment securities and loans.  Investment securities decreased $226.7 million from December 31, 2011 to June 30, 2012 primarily due to cash flows on mortgage-backed securities.  Total loans, excluding covered loans and loans held for sale decreased by $118.0 million, or 2.2%, to $5.2 billion at June 30, 2012 from $5.3 billion at December 31, 2011 due to soft loan demand coupled with intense competition for new loans.   In addition, there were paydowns on construction and commercial real estate loans as a result of successful credit remediation.

Total liabilities decreased by $188.2 million from $8.4 billion at December 31, 2011 to $8.3 billion at June 30, 2012.  Total deposits decreased by $176.9 million at June 30, 2012 from $7.6 billion at December 31, 2011.  Noninterest bearing deposits increased approximately $60.8 million from December 31, 2011 to June 30, 2012 due primarily to the addition of new customers.  Money market and NOW accounts decreased $80.8 million and certificate of deposit balances decreased $193.6 million from the December 31, 2011 as we continued our efforts to lower our funding costs and improve our deposit mix.

Total stockholders’ equity decreased $155.3 million to $1.2 billion at June 30, 2012 compared to $1.4 billion at December 31, 2011 as a result of the repurchase of all $196.0 million of preferred stock issued as part of TARP in the first quarter of 2012.  During the second quarter of 2012, we repurchased in full the ten-year warrant held by the U.S. Department of Treasury to purchase 506,024 shares of the Company’s common stock issued to the Treasury as part of TARP.  The price paid by the Company to repurchase the warrant was $1.5 million.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, as of the dates indicated (dollars in thousands):

	June 30,		December 31,		June 30,
	2012		2011		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial related credits:
Commercial loans	$1,079,436	19%	$1,113,123	19%	$1,108,295	19%
Commercial loans collateralized by assignment of lease payments	1,221,199	21%	1,208,575	20%	1,031,677	17%
Commercial real estate	1,794,777	31%	1,853,788	31%	1,863,223	32%
Construction real estate	150,665	3%	183,789	3%	246,557	4%
Total commercial related credits	4,246,077	74%	4,359,275	73%	4,249,752	72%
Other loans:
Residential real estate	313,137	5%	316,787	5%	317,821	5%
Indirect vehicle	198,848	3%	187,481	3%	182,536	3%
Home equity	323,234	6%	336,043	6%	357,181	6%
Consumer loans	89,115	2%	88,865	2%	75,069	1%
Total other loans	924,334	16%	929,176	16%	932,607	15%
Gross loans excluding covered loans	5,170,411	90%	5,288,451	89%	5,182,359	87%
Covered loans (1)	552,838	10%	662,544	11%	755,670	13%
Total loans (2)	$5,723,249	100%	$5,950,995	100%	$5,938,029	100%

(1)         Loans subject to loss-share with the FDIC are referred to as “covered loans.”

(2)         Gross loan balances at June 30, 2012, December 31, 2011 and June 30, 2011 are net of unearned income, including net deferred loan fees of $790 thousand, $1.0 million, and $2.0 million, respectively.

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

Asset Quality

The following table presents a summary of non-performing assets, excluding purchased credit-impaired loans and loans held for sale, as of the dates indicated (dollar amounts in thousands):

	June 30,	December 31,	June 30,
	2012	2011	2011
Non-performing loans:(1)
Non-accrual loans	$113,077	$129,309	$149,905
Loans 90 days or more past due, still accruing interest	453	82	1,121
Total non-performing loans	113,530	129,391	151,026

Other real estate owned(2)	49,690	78,452	88,185
Repossessed vehicles	60	156	55
Total non-performing assets	$163,280	$207,999	$239,266

Total allowance for loan losses	$121,756	$126,798	$130,057

Accruing restructured loans (3)	$16,536	$37,996	$35,037

Total non-performing loans to total loans	1.98%	2.17%	2.54%
Total non-performing assets to total assets	1.72%	2.12%	2.40%
Allowance for loan losses to non-performing loans(1)	107.25%	98.00%	86.12%

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

(2)         This table excludes other real estate owned that related to FDIC-assisted transactions.  Other real estate owned related to these transactions totaled $43.8 million at June 30, 2012, $60.4 million at December 31, 2011, and $69.9 million at June 30, 2011.

(3)         Accruing restructured loans consists primarily of residential real estate and home equity loans that have been modified and are performing in accordance with those modified terms.

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

The following table represents a summary of other real estate owned (“OREO”), excluding assets acquired in FDIC-assisted transactions, for the six months ended June 30, 2012 and 2011 (in thousands):

	June 30,
	2012	2011

Balance at beginning of period	$78,452	$71,476
Transfers in at fair value less estimated costs to sell	3,987	40,928
Fair value adjustments	(9,271)	(4,731)
Net gains on sales of OREO	767	733
Cash received upon disposition	(24,245)	(20,221)
Balance at end of period	$49,690	$88,185

The following table presents data related to non-performing loans, excluding purchased credit-impaired loans, by dollar amount and category at June 30, 2012 (dollar amounts in thousands):

	Commercial and Lease		Construction Real Estate		Commercial Real Estate		Consumer	Total Loans
	Number of Relationships	Amount	Number of Relationships	Amount	Number of Relationships	Amount	Amount	Amount
$10.0 million or more	—	$—	—	$—	—	$—	$—	$—
$5.0 million to $9.9 million	1	6,182	—	—	1	5,431	—	11,613
$1.5 million to $4.9 million	5	10,984	—	—	11	30,324	—	41,308
Under $1.5 million	34	7,236	4	1,470	77	26,757	25,146	60,609
	40	$24,402	4	$1,470	89	$62,512	$25,146	$113,530

Percentage of individual loan category		1.06%		0.98%		3.48%	2.72%	1.98%

The following table presents data related to non-performing loans, excluding purchased credit-impaired loans, by dollar amount and category at December 31, 2011 (dollar amounts in thousands):

	Commercial and Lease		Construction Real Estate		Commercial Real Estate		Consumer	Total Loans
	Number of Relationships	Amount	Number of Relationships	Amount	Number of Relationships	Amount	Amount	Amount
$10.0 million or more	—	$—	—	$—	—	$—	$—	$—
$5.0 million to $9.9 million	2	14,322	—	—	2	15,435	—	29,757
$1.5 million to $4.9 million	5	12,031	—	—	13	37,509	—	49,540
Under $1.5 million	42	10,642	3	1,145	61	23,607	14,700	50,094
	49	$36,995	3	$1,145	76	$76,551	$14,700	$129,391

Percentage of individual loan category		1.59%		0.62%		4.13%	1.58%	2.17%

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

To account for current economic conditions, the general allowance for loan and lease losses (ALLL) also includes adjustments for macroeconomic factors.  Macroeconomic factors adjust the ALLL upward or downward based on the current point in the economic cycle using predictive economic data and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, construction real estate and lease loan components.  Our macroeconomic factors are developed using regression analyses to select economic indicators that have a high correlation with industry-wide charge-off rates.  The correlation of over 25 indicators to charge-offs were tested (change in fed funds rate, change in personal income, durable goods orders, etc.).  We annually review this data to determine that such a correlation continues to exist.  We currently use the following macroeconomic indicators in our macroeconomic factor computation:

Commercial and industrial loans and lease loans:  Crude oil prices, our prior period charge-off rates and the manufacturing index.

Commercial real estate loans and construction loans:  Crude oil prices, our prior period charge-off rates and the consumer confidence index.

Using the indicators noted above, a predicted industry wide charge-off rate is calculated.  The predicted charge-off percentage is then compared to the cycle average charge-off percentage used in our EDF computation discussed above, and a macroeconomic adjustment factor is calculated.  The macroeconomic adjustment factor is applied to each commercial loan type.  Each year, we review the predictive nature of the macroeconomic factors by comparing actual charge-offs to the predicted model charge-offs, re-run our regression analysis and re-calibrate the macroeconomic factors as appropriate.

The general loss reserve was $93.9 million as of June 30, 2012 and $102.2 million as of December 31, 2011.  The decrease in the general reserve was primarily the result of improving credit quality in the portfolio.  Reserves on impaired loans are included in the “Specific Reserve” section below.

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

In addition, each impaired loan with real estate collateral is reviewed quarterly by the Chief Real Estate Appraiser to determine that the most recent valuation remains appropriate during subsequent quarters until the next appraisal is received.   If considered necessary by the Chief Real Estate Appraiser, the appraised value may be further discounted by internally applying accepted appraisal methodologies to an older appraisal.  Accepted appraisal methodologies include:  income capitalization approach adjusting for changes in underlying leases, adjustments related to condominium projects with units sales, adjustments for loan fundings, and “As is” compared to “As Stabilized” valuations.  As of June 30, 2012, almost all appraisals were completed within the previous 12 months.

Other valuation techniques are also used to value non-real estate assets.  Discounts may be applied in the impairment analysis used for general business assets (GBA).  Examples of GBA include accounts receivable, inventory, and any marketable securities pledged. The discount is used to reflect collection risk in the event of default that may not have been included in the valuation of the asset.

The total specific reserve component of the allowance was $13.7 million as of June 30, 2012 and $10.8 million as of December 31, 2011.  The increase in specific reserve reflects larger reserves on several nonperforming loans.

Smaller Balance Homogenous Loans.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one-year time horizon.  The reserves for smaller balance homogenous loans totaled $14.2 million at June 30, 2012 and $13.8 million at December 31, 2011.

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

A reconciliation of the activity in the allowance for credit and loan losses follows (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance at the beginning of period	$133,255	$178,410	$135,975	$192,217
Provision for credit losses	—	61,250	3,100	101,250
Charge-offs:
Commercial loans	(1,451)	(7,991)	(1,990)	(11,142)
Commercial loans collateralized by assignment of lease payments (lease loans)	(1,720)	(93)	(1,720)	(93)
Commercial real estate loans	(2,415)	(55,250)	(5,418)	(85,025)
Construction real estate	(444)	(18,826)	(3,880)	(39,920)
Residential real estate	(1,108)	(8,080)	(1,402)	(11,642)
Indirect vehicle	(488)	(553)	(1,203)	(1,271)
Home equity	(876)	(5,493)	(1,948)	(7,400)
Consumer loans	(274)	(344)	(532)	(888)
Total charge-offs	(8,776)	(96,630)	(18,093)	(157,381)
Recoveries:
Commercial loans	386	758	2,424	3,323
Commercial loans collateralized by assignment of lease payments (lease loans)	93	153	349	219
Commercial real estate loans	3,061	312	3,223	1,846
Construction real estate	141	2,364	706	4,390
Residential real estate	188	26	222	33
Indirect vehicle	300	369	611	694
Home equity	100	19	120	67
Consumer loans	92	76	203	449
Total recoveries	4,361	4,077	7,858	11,021

Total net charge-offs	(4,415)	(92,553)	(10,235)	(146,360)

Allowance for credit losses	128,840	147,107	128,840	147,107

Allowance for unfunded credit commitments	(7,084)	(17,050)	(7,084)	(17,050)

Allowance for loan losses	$121,756	$130,057	$121,756	$130,057

Total loans, excluding loans held for sale	$5,723,249	$5,938,029	$5,723,249	$5,938,029
Average loans, excluding loans held for sale	$5,712,630	$6,293,073	$5,757,333	$6,376,329

Ratio of allowance for loan losses to total loans, excluding loans held for sale	2.13%	2.19%	2.13%	2.19%
Net loan charge-offs to average loans, excluding loans held for sale (annualized)	0.31%	5.90%	0.36%	4.63%

Net charge-offs decreased $136.1 million to $10.2 million in the six months ended June 30, 2012 compared to $146.4 million in the six months ended June 30, 2011.  Provision for credit losses decreased by $98.2 million to $3.1 million in the six months ended June 30, 2012 from $101.3 million in the same period of 2011.  As noted earlier,  we sold certain performing, sub-performing and non-performing loans during the second quarter of 2011.  As a result, we recognized approximately $87.6 million in charge-offs in the second quarter of 2011, which required us to increase our provision for credit losses by approximately $50 million.

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

Potential Problem Loans

We define potential problem loans as performing loans rated substandard and that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of June 30, 2012 and December 31, 2011 were approximately $141.0 million and $149.8 million, respectively.  As of June 30, 2012, potential problem loans included $82.6 million and $40.1 million in commercial real estate and commercial loans, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under GAAP.

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

Lease investments by categories follow (in thousands):

	June 30,	December 31,	June 30,
	2012	2011	2011
Direct finance leases:
Minimum lease payments	$48,041	$56,744	$60,541
Estimated unguaranteed residual values	6,049	6,681	6,780
Less: unearned income	(4,403)	(5,349)	(5,989)
Direct finance leases (1)	$49,687	$58,076	$61,332

Leveraged leases:
Minimum lease payments	$27,080	$21,907	$18,471
Estimated unguaranteed residual values	2,588	2,702	2,657
Less: unearned income	(2,523)	(2,004)	(1,684)
Less: related non-recourse debt	(25,494)	(20,629)	(16,801)
Leveraged leases (1)	$1,651	$1,976	$2,643

Operating leases:
Equipment, at cost	$214,874	$242,453	$244,620
Less: accumulated depreciation	(103,752)	(106,963)	(105,229)
Lease investments, net	$111,122	$135,490	$139,391

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $22.9 million at June 30, 2012, $31.0 million at December 31, 2011 and $26.7 million at June 30, 2011.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,546 leases at June 30, 2012 compared to 2,668 leases at December 31, 2011 and 2,612 leases at June 30, 2011.  The average residual value per lease schedule was approximately $19 thousand at June 30, 2012 compared to $21 thousand at December 31, 2011 and $21 thousand at June 30, 2011.  The average residual value per master lease schedule was approximately $150 thousand at June 30, 2012, $166 thousand at December 31, 2011 and $177 thousand at June 30, 2011.

At June 30, 2012, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
	Finance	Leveraged	Operating
	Leases	Leases	Leases	Total
End of initial lease term December 31,
2012	$1,161	$227	$9,240	$10,628
2013	1,696	633	6,333	8,662
2014	2,002	854	10,897	13,753
2015	626	769	6,636	8,031
2016	268	105	6,372	6,745
Thereafter	296	—	1,275	1,571
	$6,049	$2,588	$40,753	$49,390

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	June 30, 2012		December 31, 2011		June 30, 2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for sale
U.S. Government sponsored agencies and enterprises	$39,366	$42,175	$39,640	$42,401	$54,423	$55,656
States and political subdivisions	589,654	629,173	500,979	535,660	371,598	392,670
Residential mortgage-backed securities	962,967	981,902	1,256,696	1,281,806	1,370,754	1,392,952
Commercial mortgage-backed securities	51,219	53,571	51,324	52,685	31,221	31,350
Corporate bonds	5,569	5,569	5,899	5,899	6,019	6,019
Equity securities	10,584	11,081	10,457	10,846	10,246	10,435
	1,659,359	1,723,471	1,864,995	1,929,297	1,844,261	1,889,082
Held to maturity
States and political subdivisions	238,869	252,862	240,183	247,664	—	—
Residential mortgage-backed securities	258,931	273,520	259,100	263,358	230,154	231,974
	497,800	526,382	499,283	511,022	230,154	231,974

Total	$2,157,159	$2,249,853	$2,364,278	$2,440,319	$2,074,415	$2,121,056

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash.  Net cash provided by operating activities decreased by $74.7 million to $66.2 million for the six months ended June 30, 2012 from the six months ended June 30, 2011, primarily as a result of lower provision for credit losses.

Cash flows from investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales.  For the six months ended June 30, 2012, the Company had net cash flows provided by investing activities of $508.2 million compared to $140.8 million for the six months ended June 30, 2011.  This change in cash flows was mainly the result of fewer purchases of investment securities in the six months ended June 30, 2012 compared to the same period in the prior year.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the six months ended June 30, 2012, the Company had net cash flows used in financing activities of $382.2 million compared to $482.5 million for the six months ended June 30, 2011.  The change in cash flows from financing activities was primarily due to less of a decrease in deposits partially offset by the repurchase in the first quarter of 2012 of the preferred stock issued to the U.S. Department of Treasury as part of the TARP Capital Purchase Program.

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

In the event that additional short-term liquidity is needed or the Company is unable to retain brokered deposits, MB Financial Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While at June 30, 2012, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $255.0 million for a short time from these banks on a collective basis.  MB Financial Bank is a member of Federal Home Loan Bank of Chicago (FHLB).  As of June 30, 2012, MB Financial Bank had $130.8 million outstanding in FHLB advances and could borrow an additional amount of approximately $276.0 million.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of June 30, 2012, the Company had approximately $1.3 billion of unpledged securities, excluding securities available for pledge at the FHLB.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.  There were no material changes outside the ordinary course of business in the Company’s contractual obligations at June 30, 2012 as compared to December 31, 2011.

At June 30, 2012, the Company’s total risk-based capital ratio was 17.53%; Tier 1 capital to risk-weighted assets ratio was 15.45% and Tier 1 capital to average asset ratio was 10.46%.  MB Financial Bank’s total risk-based capital ratio was 16.93%; Tier 1 capital to risk-weighted assets ratio was 14.85% and Tier 1 capital to average asset ratio was 10.04%.  MB Financial Bank, N.A. was categorized as “Well-Capitalized” at June 30, 2012 under the regulations of the Office of the Comptroller of the Currency.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2012 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2012 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10% and 5%, respectively, in the first three months, 12%, 26%, and 15%, respectively, in the next nine months, 51%, 58% and 58%, respectively, from one year to five years, and 33%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest bearing deposits with banks	$301,998	$902	$1,175	$—	$304,075
Investment securities	247,397	391,260	1,008,647	635,429	2,282,733
Loans held for sale	2,290	—	—	—	2,290
Loans, including covered loans	2,391,235	1,311,313	1,947,366	73,335	5,723,249
Total interest earning assets	$2,942,920	$1,703,475	$2,957,188	$708,764	$8,312,347

Interest Bearing Liabilities:
NOW and money market deposits accounts	$198,069	$534,490	$1,423,843	$408,091	$2,564,493
Savings deposits	43,295	122,045	448,882	176,128	790,350
Time deposits	577,782	888,481	627,301	75,834	2,169,398
Short-term borrowings	47,135	62,232	137,268	15,094	261,729
Long-term borrowings	36,708	26,680	154,948	2,764	221,100
Junior subordinated notes issued to capital trusts	152,065	—	—	6,456	158,521
Total interest bearing liabilities	$1,055,054	$1,633,928	$2,792,242	$684,367	$6,165,591

Rate sensitive assets (RSA)	$2,942,920	$4,646,395	$7,603,583	$8,312,347	$8,312,347
Rate sensitive liabilities (RSL)	$1,055,054	$2,688,982	$5,481,224	$6,165,591	$6,165,591
Cumulative GAP (GAP=RSA-RSL)	$1,887,866	$1,957,413	$2,122,359	$2,146,756	$2,146,756

RSA/Total assets	31.01%	48.96%	80.13%	87.59%	87.59%
RSL/Total assets	11.12%	28.34%	57.76%	64.97%	64.97%
GAP/Total assets	19.89%	20.63%	22.37%	22.62%	22.62%
GAP/RSA	64.15%	42.13%	27.91%	25.83%	25.83%

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over Once Year Horizon
Changes in	At June 30, 2012		At December 31, 2011
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$9,668	3.19%	$9,221	2.90%
+ 1.00%	$3,387	1.12%	$3,538	1.10%

In the interest rate sensitivity table above, changes in net interest income between June 30, 2012 and December 31, 2011 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to certificates of deposit in a rising rate environment.

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

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2012 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. — OTHER INFORMATION

Item 1A. - Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended June 30, 2012 with respect to our repurchases of our outstanding common shares:

			Number of Shares	Maximum Number of
			Purchased as Part	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs

April 1, 2012 - April 30, 2012	—	$—	—	—

May 1, 2012 - May 31, 2012	650	$20.13	—	—

June 1, 2012 - June 30, 2012	1,275	$19.42	—	—

Totals	1,925		—

(1)         Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.

Item 6. - Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.

Date:	July 27, 2012	By:	/s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2012	By:	/s/ Jill E. York
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

10.6A

Amendment to Coal City Corporation 1995 Stock Option Plan ((incorporated herein by reference to Exhibit 10.6A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.7

MB Financial, Inc. Second Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”) (incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement filed on April 27, 2011 (File No. 0-24566-01))

10.8

MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.9

MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.10

Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to Old MB Financial’ s (then known as Avondale Financial Corp.) Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-24566))

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