Form 10-Q
period 2012-09-30
MB FINANCIAL INC /MD
filed 2012-10-30
CIK 1139812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were outstanding 54,786,857 shares of the registrant’s common stock as of October 29, 2012.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2012

PART I. - FINANCIAL INFORMATION

Item 1. - Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data) (Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$129,326	$144,228
Interest earning deposits with banks	327,301	100,337
Total cash and cash equivalents	456,627	244,565
Investment securities:
Securities available for sale, at fair value	1,814,972	1,929,297
Securities held to maturity, at amortized cost ($536,989 and $511,022 fair value at September 30, 2012 and December 31, 2011, respectively)	495,851	499,283
Non-marketable securities - FHLB and FRB stock	57,653	80,832
Total investment securities	2,368,476	2,509,412

Loans held for sale	7,221	4,727
Loans:
Total loans, excluding covered loans	5,128,683	5,288,451
Covered loans	496,162	662,544
Total loans	5,624,845	5,950,995
Less: Allowance for loan loss	121,182	126,798
Net loans	5,503,663	5,824,197
Lease investment, net	113,180	135,490
Premises and equipment, net	214,301	210,705
Cash surrender value of life insurance	127,985	125,309
Goodwill, net	387,069	387,069
Other intangibles, net	25,735	29,494
Other real estate owned, net	42,427	78,452
Other real estate owned related to FDIC transactions	32,607	60,363
FDIC indemnification asset	36,311	80,830
Other assets	147,943	142,459
Total assets	$9,463,545	$9,833,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$2,011,542	$1,885,694
Interest bearing	5,467,805	5,761,913
Total deposits	7,479,347	7,647,607
Short-term borrowings	289,613	219,954
Long-term borrowings	118,798	266,264
Junior subordinated notes issued to capital trusts	152,065	158,538
Accrued expenses and other liabilities	162,892	147,682
Total liabilities	8,202,715	8,440,045
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 1,000,000 shares at September 30, 2012 and December 31, 2011; series A, 5% cumulative perpetual, 196,000 shares issued and outstanding at December 31, 2011, $1,000 liquidation value)	—	194,719
Common stock, ($0.01 par value; authorized 70,000,000 shares at September 30, 2012 and December 31, 2011; issued 54,957,541 shares at September 30, 2012 and 54,824,912 at December 31, 2011)	550	548
Additional paid-in capital	731,679	731,248
Retained earnings	489,426	427,956
Accumulated other comprehensive income	40,985	39,150
Less: 169,476 and 160,419 shares of Treasury stock, at cost, at September 30, 2012 and December 31, 2011, respectively	(3,304)	(3,044)
Controlling interest stockholders’ equity	1,259,336	1,390,577
Noncontrolling interest	1,494	2,450
Total stockholders’ equity	1,260,830	1,393,027
Total liabilities and stockholders’ equity	$9,463,545	$9,833,072

See accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except common share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Loans	$67,482	$78,046	$208,380	$249,327
Investment securities:
Taxable	7,287	11,699	27,053	29,741
Nontaxable	7,582	4,299	21,624	11,087
Other interest earning accounts	312	244	639	972
Total interest income	82,663	94,288	257,696	291,127
Interest expense:
Deposits	7,374	10,207	24,192	35,312
Short-term borrowings	342	204	910	660
Long-term borrowings and junior subordinated notes	2,872	3,461	9,322	10,127
Total interest expense	10,588	13,872	34,424	46,099
Net interest income	72,075	80,416	223,272	245,028
Provision for credit losses	(13,000)	11,500	(9,900)	112,750
Net interest income after provision for credit losses	85,075	68,916	233,172	132,278
Other income:
Capital markets and international banking fees	1,344	605	2,631	1,107
Commercial deposit and treasury management fees	5,860	6,157	17,545	17,643
Lease financing, net	9,671	6,494	23,963	19,138
Trust and asset management fees	4,428	4,272	13,367	13,158
Card fees	2,385	2,071	6,858	5,921
Loan service fees	1,125	1,706	3,459	5,286
Retail and other deposit service fees	3,792	4,123	10,790	12,373
Brokerage fees	1,185	1,273	3,704	4,307
Net gain on investment securities	281	—	244	229
Increase in cash surrender value of life insurance	890	1,014	2,677	3,433
Net (losses) gains on sale of assets	(12)	—	(37)	370
Accretion of FDIC indemnification asset	204	985	901	4,155
Net loss recognized on other real estate owned	(3,938)	(3,118)	(15,968)	(8,135)
Net gain on sale of loans	575	190	1,503	2,241
Other operating income	763	595	3,677	3,429
Total other income	28,553	26,367	75,314	84,655
Other expense:
Salaries and employee benefits	42,083	38,422	122,658	114,012
Occupancy and equipment expense	8,274	9,092	27,032	26,969
Computer services and telecommunication expense	3,777	3,488	11,339	10,503
Advertising and marketing expense	2,025	1,740	6,021	5,207
Professional and legal expense	1,554	1,647	4,470	4,725
Other intangibles amortization expense	1,251	1,414	3,759	4,255
FDIC insurance premiums	1,545	2,272	6,198	9,202
Branch impairment charges	758	—	758	1,000
Other real estate expense, net	874	1,181	2,541	2,830
Prepayment fees on interest bearing liabilities	12,682	—	12,682	—
Other operating expenses	6,342	7,352	17,872	21,497
Total other expense	81,165	66,608	215,330	200,200
Income before income taxes	32,463	28,675	93,156	16,733
Income tax expense (benefit)	9,330	8,978	26,794	(2,542)
Net income	$23,133	$19,697	$66,362	$19,275
Dividends and discount accretion on preferred shares	—	2,605	3,269	7,808
Net income available to common stockholders	$23,133	$17,092	$63,093	$11,467

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Common share data:
Basic earnings allocated to common stock per common share	$0.43	$0.36	$1.22	$0.36
Impact of preferred stock dividends on basic earnings per common share	—	(0.04)	(0.06)	(0.15)
Basic earnings per common share	0.43	0.32	1.16	0.21

Diluted earnings allocated to common stock per common share	0.42	0.36	1.22	0.35
Impact of preferred stock dividends on diluted earnings per common share	—	(0.05)	(0.06)	(0.14)
Diluted earnings per common share	0.42	0.31	1.16	0.21

Weighted average common shares outstanding for basic earnings per common share	54,346,827	54,121,156	54,226,241	54,029,023
Weighted average common shares outstanding for diluted earnings per common share	54,556,517	54,323,320	54,472,617	54,295,622

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$23,133	$19,697	$66,362	$19,275

Unrealized holding gains on investment securities, net of tax	2,118	5,000	1,981	10,226
Reclassification adjustments for gains included in net income, net of tax	(168)	—	(146)	(137)
Other comprehensive income, net of tax	1,950	5,000	1,835	10,089

Comprehensive income	$25,083	$24,697	$68,197	$29,364

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2012 and 2011

(Amounts in thousands, except per share data) (Unaudited)

					Accumulated
					Other
			Additional		Comprehensive			Total Stock-
	Preferred	Common	Paid-in	Retained	Income,	Treasury	Noncontrolling	holders’
	Stock	Stock	Capital	Earnings	Net of Tax	Stock	Interest	Equity
Balance at December 31, 2010	$194,104	$546	$725,400	$402,810	$22,233	$(2,828)	$2,521	$1,344,786
Net income	—	—	—	19,275	—	—	194	19,469
Other comprehensive income, net of tax	—	—	—	—	10,089	—	—	10,089
Cash dividends declared on common shares ($0.03 per share)	—	—	—	(1,636)	—	—	—	(1,636)
Dividends and discount accretion on preferred shares	458	—	—	(7,808)	—	—	—	(7,350)
Restricted common stock activity, net of tax	—	1	(148)	(968)	—	968	—	(147)
Stock option activity, net of tax	—	1	1,181	(14)	—	105	—	1,273
Issuance of shares of common stock, net of issuance costs	—	—	16	—	—	—	—	16
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	77	—	—	(1,255)	—	(1,178)
Stock-based compensation expense	—	—	3,530	—	—	—	—	3,530
Distributions to noncontrolling interest	—	—	—	—	—	—	(230)	(230)
Balance at September 30, 2011	$194,562	$548	$730,056	$411,659	$32,322	$(3,010)	$2,485	$1,368,622

Balance at December 31, 2011	$194,719	$548	$731,248	$427,956	$39,150	$(3,044)	$2,450	$1,393,027
Net income	—	—	—	66,362	—	—	184	66,546
Other comprehensive income, net of tax	—	—	—	—	1,835	—	—	1,835
Cash dividends declared on common shares ($0.03 per share)	—	—	—	(1,643)	—	—	—	(1,643)
Dividends and discount accretion on preferred shares	1,281	—	—	(3,269)	—	—	—	(1,988)
Repurchase of preferred shares and warrant	(196,000)	—	(1,518)	—	—	—	—	(197,518)
Restricted common stock activity, net of tax	—	2	(722)	17	—	1,774	—	1,071
Stock option activity, net of tax	—	—	(625)	3	—	345	—	(277)
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	451	—	—	(2,379)	—	(1,928)
Stock-based compensation expense	—	—	3,581	—	—	—	—	3,581
Additional investment in subsidiary	—	—	(736)	—	—	—	(904)	(1,640)
Distributions to noncontrolling interest	—	—	—	—	—	—	(236)	(236)
Balance at September 30, 2012	$—	$550	$731,679	$489,426	$40,985	$(3,304)	$1,494	$1,260,830

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows From Operating Activities:
Net income	$66,362	$19,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	11,450	9,983
Depreciation of leased equipment	28,107	31,556
Impairment charges on branch facilities	758	1,000
Stock-based compensation expense	3,581	3,530
Gain on sales of premises and equipment and leased equipment	(2,746)	(1,489)
Amortization of other intangibles	3,759	4,255
Provision for credit losses	(9,900)	112,750
Deferred income tax expense (benefit)	19,763	(2,018)
Amortization of premiums and discounts on investment securities, net	31,838	29,898
Accretion of premiums and discounts on loans, net	(13,000)	(25,558)
Accretion of FDIC indemnification asset	(901)	(4,155)
Net gain on investment securities	(244)	(229)
Proceeds from sale of loans held for sale in the ordinary course of business	64,124	30,989
Origination of loans held for sale	(64,980)	(28,748)
Net gains on sale of loans held for sale	(1,503)	(2,241)
Net gain on sales of other real estate owned	(1,264)	(904)
Impairments on other real estate owned	13,919	7,255
Net loss on other real estate owned related to FDIC-assisted transactions	3,313	1,784
Increase in cash surrender value of life insurance	(2,677)	(3,433)
(Increase) decrease in other assets, net	(45,242)	15,740
Increase in other liabilities, net	7,944	23,913
Net cash provided by operating activities	112,461	223,153
Cash Flows From Investing Activities:
Proceeds from sales of investment securities available for sale	12,573	11,360
Proceeds from maturities and calls of investment securities available for sale	432,162	269,053
Purchase of investment securities available for sale	(350,669)	(582,677)
Proceeds from maturities and calls of investment securities held to maturity	960	543
Purchase of investment securities held to maturity	(1,923)	(499,840)
Purchase of non-marketable securities - FHLB and FRB stock	(24)	(629)
Redemption of non-marketable securities - FHLB and FRB stock	23,203	—
Net decrease in loans	329,773	344,002
Proceeds from sale of loans held for sale	—	205,740
Purchases of premises and equipment	(16,952)	(12,147)
Purchases of leased equipment	(19,836)	(42,270)
Proceeds from sales of premises and equipment	1,498	1,358
Proceeds from sales of leased equipment	11,108	3,569
Proceeds from sale of other real estate owned	28,398	34,241
Capital improvements on other real estate owned	(2,304)	(983)
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	29,008	16,227
Principal paid on lease investments	(1,878)	(302)
Life insurance death benefit	—	4,115
Net proceeds from FDIC related to covered assets	79,247	123,469
Net cash provided by (used in) investing activities	554,344	(125,171)
Cash Flows From Financing Activities:
Net decrease in deposits	(168,260)	(431,051)
Net increase (decrease) in short-term borrowings	69,659	(11,426)
Proceeds from long-term borrowings	5,740	12,235
Principal paid on long-term borrowings	(153,206)	(22,930)
Redemption of junior subordinated notes issued to capital trusts	(6,186)	—
Repurchase of preferred stock and warrant	(197,518)	—
Treasury stock transactions, net	(260)	(1,090)
Stock options exercised	154	1,902
Excess tax benefits from share-based payment arrangements	—	15
Dividends paid on preferred stock	(3,239)	(7,350)
Dividends paid on common stock	(1,627)	(1,636)
Net cash used in financing activities	(454,743)	(461,331)

Net increase (decrease) in cash and cash equivalents	$212,062	$(363,349)
Cash and cash equivalents:
Beginning of period	244,565	844,159
End of period	$456,627	$480,810

(Continued)

MB FINANCIAL, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Amounts in Thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Supplemental Disclosures of Cash Flow Information:

Cash payments for:
Interest paid to depositors and other borrowed funds	$36,156	$47,411
Income tax payments (refunds), net	4,230	(477)

Supplemental Schedule of Noncash Investing Activities:

Securities available for sale purchased not settled	$3,919	$—
Loans transferred to other real estate owned	2,724	55,603
Loans transferred to other real estate owned related to FDIC-assisted transactions	17,923	49,072
Loans transferred to repossessed vehicles	607	984
Loans transferred to loans held for sale	—	205,740
Operating leases rewritten as direct finance leases included as loans	7,593	2,126
Reclassification of reserves on unfunded credit commitments	—	17,050

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

(Unaudited)

NOTE 1.                BASIS OF PRESENTATION

These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

NOTE 2.                EARNINGS PER COMMON SHARE

Earnings per common share is computed using the two-class method.  Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities.  Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units are issued until the settlement of such units, to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock.  Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (amounts in thousands, except common share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Distributed earnings allocated to common stock	$547	$546	$1,643	$1,634
Undistributed earnings allocated to common stock	22,585	19,149	64,717	17,621
Net earnings allocated to common stock	23,132	19,695	66,360	19,255
Less: preferred stock dividends and discount accretion	—	2,605	3,269	7,808
Net earnings allocated to common stock	23,132	17,090	63,091	11,447
Net earnings allocated to participating securities	1	2	2	20
Net earnings allocated to common stock and participating securities	$23,133	$17,092	$63,093	$11,467

Weighted average shares outstanding for basic earnings per common share	54,346,827	54,121,156	54,226,241	54,029,023
Dilutive effect of equity awards	209,690	202,164	246,376	266,599
Weighted average shares outstanding for diluted earnings per common share	54,556,517	54,323,320	54,472,617	54,295,622

Basic earnings allocated to common stock per common share	$0.43	$0.36	$1.22	$0.36
Impact of preferred stock dividends on basic earnings per common share	—	(0.04)	(0.06)	(0.15)
Basic earnings per common share	0.43	0.32	1.16	0.21

Diluted earnings allocated to common stock per common share	0.42	0.36	1.22	0.35
Impact of preferred stock dividends on diluted earnings per common share	—	(0.05)	(0.06)	(0.14)
Diluted earnings per common share	0.42	0.31	1.16	0.21

NOTE 3.                INVESTMENT SECURITIES

Carrying amounts and fair values of investment securities are summarized as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2012:
Available for Sale
U.S. Government sponsored agencies and enterprises	$39,233	$2,954	$—	$42,187
States and political subdivisions	620,489	48,502	(25)	668,966
Residential mortgage-backed securities	1,009,509	17,019	(4,545)	1,021,983
Commercial mortgage-backed securities	51,156	2,823	—	53,979
Corporate bonds	16,617	10	(1)	16,626
Equity securities	10,644	587	—	11,231
	1,747,648	71,895	(4,571)	1,814,972
Held to Maturity
States and political subdivisions	238,211	21,739	—	259,950
Residential mortgage-backed securities	257,640	19,399	—	277,039
	495,851	41,138	—	536,989

Total	$2,243,499	$113,033	$(4,571)	$2,351,961

December 31, 2011:
Available for Sale
U.S. Government sponsored agencies and enterprises	$39,640	$2,761	$—	$42,401
States and political subdivisions	500,979	34,922	(241)	535,660
Residential mortgage-backed securities	1,256,696	26,483	(1,373)	1,281,806
Commercial mortgage-backed securities	51,324	1,361	—	52,685
Corporate bonds	5,899	—	—	5,899
Equity securities	10,457	389	—	10,846
	1,864,995	65,916	(1,614)	1,929,297
Held to Maturity
States and political subdivisions	240,183	7,489	(8)	247,664
Residential mortgage-backed securities	259,100	5,032	(774)	263,358
	499,283	12,521	(782)	511,022

Total	$2,364,278	$78,437	$(2,396)	$2,440,319

Unrealized losses on investment securities and the fair value of the related securities at September 30, 2012 are as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Available for Sale
States and political subdivisions	$9,379	$(25)	$—	$—	$9,379	$(25)
Residential mortgage-backed securities	225,827	(4,105)	31,573	(440)	257,400	(4,545)
Corporate bonds	5,260	(1)	—	—	5,260	(1)

Total	$240,466	$(4,131)	$31,573	$(440)	$272,039	$(4,571)

The total number of security positions in the investment portfolio in an unrealized loss position at September 30, 2012 was 34.  Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.  In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether or not the Company is more likely than not to sell the security before recovery of its cost basis.

As of September 30, 2012, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2012, management believes the impairments detailed in the table above are temporary.

Net gains recognized on investment securities available for sale are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Realized gains	$282	$—	$472	$232
Realized losses	(1)	—	(4)	(3)
Impairment charges	—	—	(224)	—
Net gains	$281	$—	$244	$229

The amortized cost and fair value of investment securities as of September 30, 2012 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value

Available for sale:
Due in one year or less	$26,437	$26,857
Due after one year through five years	226,619	246,211
Due after five years through ten years	106,351	118,585
Due after ten years	316,932	336,126
Equity securities	10,644	11,231
Residential and commercial mortgage-backed securities	1,060,665	1,075,962
	1,747,648	1,814,972
Held to maturity:
Due after one year through five years	1,301	1,400
Due after five years through ten years	10,573	11,331
Due after ten years	226,337	247,219
Residential mortgage-backed securities	257,640	277,039
	495,851	536,989
Total	$2,243,499	$2,351,961

Investment securities available for sale with carrying amounts of $1.1 billion and $924.9 million at September 30, 2012 and December 31, 2011, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTE 4.                LOANS

Loans consist of the following at (in thousands):

	September 30,	December 31,
	2012	2011

Commercial loans	$1,073,981	$1,113,123
Commercial loans collateralized by assignment of lease payments	1,219,361	1,208,575
Commercial real estate	1,770,261	1,853,788
Residential real estate	308,866	316,787
Construction real estate	149,872	183,789
Indirect vehicle	206,973	187,481
Home equity	314,718	336,043
Consumer loans	84,651	88,865
Gross loans, excluding covered loans	5,128,683	5,288,451
Covered loans	496,162	662,544
Total loans(1)	$5,624,845	$5,950,995

(1)          Gross loan balances at September 30, 2012 and December 31, 2011 were net of unearned income, including net deferred loan fees of $955 thousand and $1.0 million, respectively.

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

Construction Real Estate Loans.  The Company defines construction loans as loans where the loan proceeds are controlled by the Company and used exclusively for the improvement of real estate in which the Company holds a mortgage.  Due to the inherent risk in this type of loan, they are subject to other industry specific policy guidelines outlined in the Company’s Credit Risk Policy.

Consumer Loans.  The Company originates direct and indirect consumer loans including primarily residential real estate, home equity lines and loans, credit cards, and indirect motorcycle loans using a matrix-based credit analysis as part of the underwriting process.  Each loan type has a separate specified matrix which consists of several factors including debt to income, type of collateral and loan to collateral value, credit history and Company relationship with the borrower.  Indirect loan and credit card underwriting use risk-based pricing in the underwriting process.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2012 and December 31, 2011 (in thousands):

		30-59 Days	60-89 Days	Loans past due	Total
	Current	Past Due	Past Due	90 days or more	Past Due	Total

September 30, 2012:
Commercial	$1,066,782	$1,720	$1,781	$3,698	$7,199	$1,073,981
Commercial collateralized by assignment of lease payments	1,206,547	10,654	2,129	31	12,814	1,219,361
Commercial real estate
Healthcare	180,429	—	—	4,738	4,738	185,167
Industrial	416,478	614	1,963	3,622	6,199	422,677
Multifamily	357,826	899	1,576	3,169	5,644	363,470
Retail	392,608	469	375	5,077	5,921	398,529
Office	172,388	287	—	1,125	1,412	173,800
Other	223,397	1,949	693	579	3,221	226,618
Residential real estate	301,660	296	1,910	5,000	7,206	308,866
Construction real estate	146,926	99	—	2,847	2,946	149,872
Indirect vehicle	204,909	1,307	475	282	2,064	206,973
Home equity	302,218	4,632	1,436	6,432	12,500	314,718
Consumer	84,591	55	2	3	60	84,651
Gross loans, excluding covered loans (1)	5,056,759	22,981	12,340	36,603	71,924	5,128,683
Covered loans	314,888	27,338	27,836	126,100	181,274	496,162
Total loans	$5,371,647	$50,319	$40,176	$162,703	$253,198	$5,624,845

Nonperforming loan aging	$65,968	$2,720	$6,409	$30,186	$39,315	$105,283

Non-covered loans related to FDIC transactions (2)	$15,594	$609	$244	$6,415	$7,268	$22,862

December 31, 2011:
Commercial	$1,105,139	$2,178	$188	$5,618	$7,984	$1,113,123
Commercial collateralized by assignment of lease payments	1,202,323	3,409	2,463	380	6,252	1,208,575
Commercial real estate
Healthcare	176,594	—	—	—	—	176,594
Industrial	450,029	1,013	1,700	6,642	9,355	459,384
Multifamily	383,882	2,398	1,845	2,772	7,015	390,897
Retail	421,079	2,376	480	3,624	6,480	427,559
Office	181,960	—	—	1,544	1,544	183,504
Other	214,137	457	595	661	1,713	215,850
Residential real estate	311,256	1,231	767	3,533	5,531	316,787
Construction real estate	180,471	—	—	3,318	3,318	183,789
Indirect vehicle	185,363	1,376	386	356	2,118	187,481
Home equity	325,173	2,812	2,314	5,744	10,870	336,043
Consumer	88,854	3	3	5	11	88,865
Gross loans, excluding covered loans (1)	5,226,260	17,253	10,741	34,197	62,191	5,288,451
Covered loans	443,332	14,332	12,618	192,262	219,212	662,544
Total loans	$5,669,592	$31,585	$23,359	$226,459	$281,403	$5,950,995

Nonperforming loan aging	$91,752	$5,916	$5,142	$26,581	$37,639	$129,391

Non-covered loans related to FDIC transactions (2)	$19,656	$1,958	$283	$7,617	$9,858	$29,514

(1)         Includes loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.

(2)         Loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30,		December 31,
	2012		2011
		Loans past due		Loans past due
		90 days or more		90 days or more
	Nonaccrual	and still accruing	Nonaccrual	and still accruing

Commercial	$21,536	$36	$34,813	$—
Commercial collateralized by assignment of lease payments	1,076	—	2,116	66
Commercial real estate:
Healthcare	4,738	—	6,892	—
Industrial	12,271	410	29,637	—
Multifamily	5,868	—	9,145	—
Retail	18,123	—	15,333	—
Office	2,719	—	2,826	—
Other	11,258	—	12,718	—
Residential real estate	7,368	—	4,300	—
Construction real estate	1,225	—	1,145	—
Indirect vehicles	1,423	6	1,288	16
Home equity	17,204	18	9,087	—
Consumer	4	—	9	—
Total	$104,813	$470	$129,309	$82

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.  Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics.  The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of September 30, 2012 and December 31, 2011 (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Total

September 30, 2012:
Commercial	$973,284	$41,175	$58,620	$902	$1,073,981
Commercial collateralized by assignment of lease payments	1,209,988	163	9,210	—	1,219,361
Commercial real estate
Healthcare	158,510	21,919	—	4,738	185,167
Industrial	375,869	5,202	41,606	—	422,677
Multifamily	319,097	30,515	13,858	—	363,470
Retail	347,451	21,788	29,290	—	398,529
Office	144,360	6,459	22,981	—	173,800
Other	205,106	5,067	16,445	—	226,618
Construction real estate	131,418	5,814	12,640	—	149,872
Total	$3,865,083	$138,102	$204,650	$5,640	$4,213,475

December 31, 2011:
Commercial	$983,935	$56,550	$69,292	$3,346	$1,113,123
Commercial collateralized by assignment of lease payments	1,203,933	—	4,642	—	1,208,575
Commercial real estate
Healthcare	169,702	—	—	6,892	176,594
Industrial	370,760	26,294	62,330	—	459,384
Multifamily	328,617	43,256	15,732	3,292	390,897
Retail	384,590	4,031	38,938	—	427,559
Office	159,162	3,924	20,418	—	183,504
Other	183,490	3,822	28,538	—	215,850
Construction real estate	167,907	4,362	11,520	—	183,789
Total	$3,952,096	$142,239	$251,410	$13,530	$4,359,275

Approximately $78.8 million and $114.7 million of the substandard and doubtful loans were non-performing as of September 30, 2012 and December 31, 2011, respectively.

For consumer, residential real estate, home equity, and indirect vehicle loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2012 and December 31, 2011 (in thousands):

	Performing	Non-performing	Total

September 30, 2012:
Residential real estate	$301,498	$7,368	$308,866
Indirect vehicles	205,544	1,429	206,973
Home equity	297,496	17,222	314,718
Consumer	84,647	4	84,651
Total	$889,185	$26,023	$915,208

December 31, 2011:
Residential real estate	$312,487	$4,300	$316,787
Indirect vehicles	186,177	1,304	187,481
Home equity	326,956	9,087	336,043
Consumer	88,856	9	88,865
Total	$914,476	$14,700	$929,176

Non-performing loans are those on nonaccrual or past due 90 days or more and still accruing interest.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012
					Three Months Ended		Nine Months Ended
	Unpaid			Allowance for	Average	Interest	Average	Interest
	Principal	Recorded	Partial	Loan Losses	Recorded	Income	Recorded	Income
	Balance	Investment	Charge-offs	Allocated	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Commercial	$30,082	$10,731	$19,351	$—	$10,224	$—	$15,249	$105
Commercial collateralized by assignment of lease payments	94	94	—	—	263	—	224	2
Commercial real estate:
Healthcare	—	—	—	—	—		—
Industrial	12,778	10,702	2,076	—	11,295	—	17,005	29
Multifamily	1,642	1,642	—	—	884	14	1,519	14
Retail	10,105	9,650	455	—	10,738	—	10,402	—
Office	1,136	1,136	—	—	1,365	—	982	—
Other	4,866	4,866	—	—	5,605	—	6,288	—
Residential real estate	8,460	8,085	375	—	8,474	—	7,634	—
Construction real estate	1,147	1,147	—	—	1,150	—	771	—
Indirect vehicles	—	—	—	—	—	—	—	—
Home equity	10,280	10,280	—	—	10,338	—	11,130	—
Consumer	248	248	—	—	248	—	243	—
With an allowance recorded:
Commercial	10,810	10,806	4	2,570	11,295	—	6,950	—
Commercial collateralized by assignment of lease payments	1,074	1,074	—	180	932	16	1,270	66
Commercial real estate:
Healthcare	10,942	4,738	6,204	1,386	4,738	—	5,211	—
Industrial	2,633	1,569	1,064	320	1,445	—	1,972	—
Multifamily	6,398	5,055	1,343	1,302	5,079	16	5,562	78
Retail	9,706	8,704	1,002	2,474	9,288	—	8,279	—
Office	1,590	1,583	7	323	1,642	—	2,054	—
Other	6,535	6,392	143	1,762	6,574	4	6,691	12
Residential real estate	3,224	3,042	182	401	3,229	—	1,084	—
Construction real estate	3,605	1,225	2,380	582	1,332	—	4,242	—
Indirect vehicles	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	1,826	—
Consumer	—	—	—	—	—	—	—	—
Total	$137,355	$102,769	$34,586	$11,300	$106,138	$50	$116,588	$306

	December 31, 2011
	Unpaid			Allowance for	Average	Interest
	Principal	Recorded	Partial	Loan Losses	Recorded	Income
	Balance	Investment	Charge-offs	Allocated	Investment	Recognized

With no related allowance recorded:
Commercial	$47,784	$28,774	$19,010	$—	$22,952	$211
Commercial collateralized by assignment of lease payments	107	107	—	—	696	32
Commercial real estate:
Healthcare	—	—	—	—	1,818	—
Industrial	35,338	25,865	9,473	—	37,436	64
Multifamily	1,975	1,975	—	—	10,641	164
Retail	23,656	23,652	4	—	26,783	—
Office	779	779	—	—	5,755	—
Other	6,901	6,901	—	—	16,303	—
Residential real estate	7,157	7,157	—	—	6,580	—
Construction real estate	—	—	—	—	56,846	—
Indirect vehicles	—	—	—	—	—	—
Home equity	11,297	11,297	—	—	7,309	—
Consumer	241	241	—	—	122	—
With an allowance recorded:
Commercial	10,016	6,038	3,978	1,711	10,025	80
Commercial collateralized by assignment of lease payments	2,077	2,077	—	390	475	71
Commercial real estate:
Healthcare	11,750	6,892	4,858	1,560	292	—
Industrial	7,739	3,773	3,966	680	7,780	—
Multifamily	14,387	7,720	6,667	1,757	10,614	208
Retail	11,232	10,672	560	2,394	9,688	—
Office	2,330	2,047	283	77	4,586	—
Other	5,979	5,816	163	1,514	10,489	2
Residential real estate	—	—	—	—	—	—
Construction real estate	3,519	1,145	2,374	721	20,259	—
Indirect vehicles	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	355	5
Total	$204,264	$152,928	$51,336	$10,804	$267,804	$837

Impaired loans included accruing restructured loans of $17.9 million and $38.0 million that have been modified and are performing in accordance with those modified terms as of September 30, 2012 and December 31, 2011, respectively.  In addition, impaired loans included $27.1 million and $42.5 million of non-performing, restructured loans as of September 30, 2012 and December 31, 2011, respectively.

Loans may be restructured in an effort to maximize collections from financially distressed borrowers.  We use various restructuring techniques, including, but not limited to, deferral of past due interest or principal, implementing an A/B note structure, redeeming past due taxes, reduction of interest rates, extending maturities and modification of amortization schedules. Residential real estate loans are restructured in an effort to minimize losses while allowing borrowers to remain in their primary residences when possible.  Programs that we offer to residential real estate borrowers include the Home Affordable Refinance Program (“HARP”) and a restructuring program similar to the Home Affordable Modification Program (“HAMP”) for first mortgage borrowers as well as the Second Lien Modification Program (“2MP”) and similar programs for home equity borrowers in keeping with the restructuring techniques discussed above.

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

A loan classified as a troubled debt restructuring will no longer be included in the troubled debt restructuring disclosures in the years after the restructuring if the loan is not impaired based on the terms specified by the restructuring agreement and the interest rate specified in the restructuring agreement represents a market rate at the time of modification.  The specified interest rate is considered a market rate when the interest rate is equal or greater than the rate the Company is willing to accept at the time of restructuring for a new loan with comparable risk.  If there are concerns that the borrower would not be able to meet the modified terms of the loan, the loan would continue to be included in the troubled debt restructuring disclosures.

Impairment analyses on commercial-related loans classified as troubled debt restructurings are performed in conjunction with the normal allowance for loan loss process.  See Note 1 of the notes to our audited consolidated financial statement contained in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information.  Consumer loans classified as troubled debt restructurings are aggregated in two pools that share common risk characteristics, home equity and residential real estate loans, when impairment is measured on a quarterly basis based on historical default factors and loss given defaults.

The following tables present loans that have been restructured during the three and nine months ended September 30, 2012 (dollars in thousands):

	Three Months Ended
	September 30, 2012
	Number	Pre-Modification	Post-Modification
	of	Recorded	Recorded	Charge-offs and
	Loans	Investment	Investment	Specific Reserves

Performing:
Home equity	7	$401	$325	$76
Total	7	$401	$325	$76

Non-Performing:
Commercial collateralized by assignment of lease payments	1	$202	$202	$168
Commercial real estate:
Retail	1	202	202	200
Residential real estate	7	173	68	105
Home equity	5	347	232	115
Total	14	$924	$704	$588

	Nine Months Ended
	September 30, 2012
	Number	Pre-Modification	Post-Modification
	of	Recorded	Recorded	Charge-offs and
	Loans	Investment	Investment	Specific Reserves

Performing:
Commercial real estate:
Multifamily	1	$155	$155	$—
Retail	1	236	236	—
Residential real estate	2	808	808	—
Home equity	38	6,009	5,933	76
Total	42	$7,208	$7,132	$76

Non-Performing:
Commercial	4	$292	$292	$96
Commercial collateralized by assignment of lease payments	1	202	202	168
Commercial real estate:
Multifamily	1	149	149	40
Retail	4	923	923	232
Other	1	157	157	50
Residential real estate	13	637	401	236
Home equity	34	5,324	4,899	425
Total	58	$7,684	$7,023	$1,247

Of the troubled debt restructurings entered into during the past twelve months, $305 thousand subsequently defaulted during the nine months ended September 30, 2012.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post restructuring.

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012 and 2011 (in thousands):

		Commercial
		collateralized by
		assignment of	Commercial	Residential	Construction	Indirect	Home		Unfunded
	Commercial	lease payments	real estate	real estate	real estate	vehicles	equity	Consumer	Commitments	Total
September 30, 2012:
Allowance for credit losses:

Three Months Ended
Beginning balance	$20,789	$7,490	$68,713	$3,592	$10,586	$1,941	$7,617	$1,028	$7,084	$128,840
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	—	—	—	—	—	—
Charge-offs	(75)	—	(2,994)	(474)	(71)	(433)	(1,209)	(332)	—	(5,588)
Recoveries	306	111	12,893	8	752	224	303	77	—	14,674
Provision	1,181	(149)	(12,253)	738	(393)	288	370	558	(3,340)	(13,000)
Ending balance	$22,201	$7,452	$66,359	$3,864	$10,874	$2,020	$7,081	$1,331	$3,744	$124,926

Nine Months Ended
Beginning balance	$21,106	$7,561	$68,695	$3,935	$15,639	$1,834	$7,333	$695	$9,177	$135,975
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	1,132	—	—	—	(1,132)	—
Charge-offs	(2,065)	(1,720)	(8,412)	(1,876)	(3,951)	(1,636)	(3,157)	(864)	—	(23,681)
Recoveries	2,730	460	16,116	230	1,458	835	423	280	—	22,532
Provision	430	1,151	(10,040)	1,575	(3,404)	987	2,482	1,220	(4,301)	(9,900)
Ending balance	$22,201	$7,452	$66,359	$3,864	$10,874	$2,020	$7,081	$1,331	$3,744	$124,926

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,570	$180	$7,567	$401	$582	$—	$—	$—	$1,726	$13,026
Collectively evaluated for impairment	19,345	7,272	56,851	3,144	10,292	2,020	7,081	1,331	2,018	109,354
Acquired and accounted for under ASC 310-30 (1)	286	—	1,941	319	—	—	—	—	—	2,546
Total ending allowance balance	$22,201	$7,452	$66,359	$3,864	$10,874	$2,020	$7,081	$1,331	$3,744	$124,926

Loans:
Individually evaluated for impairment	$21,537	$1,168	$56,037	$11,127	$2,372	$—	$10,280	$248	$—	$102,769
Collectively evaluated for impairment	1,033,534	1,218,193	1,714,224	293,787	147,500	206,973	304,438	84,403	—	5,003,052
Acquired and accounted for under ASC 310-30 (1)	78,275	—	269,348	7,116	125,515	—	568	38,202	—	519,024
Total ending loans balance	$1,133,346	$1,219,361	$2,039,609	$312,030	$275,387	$206,973	$315,286	$122,853	$—	$5,624,845

September 30, 2011:
Allowance for credit losses:

Three Months Ended
Beginning balance	$20,550	$6,442	$67,260	$3,593	$21,861	$3,709	$5,955	$687	$17,050	$147,107
Transfer to (from) allowance for unfunded credit commitments	—	—	5,516	—	—	—	—	—	(5,516)	—
Charge-offs	(3,497)	—	(7,815)	(141)	(6,008)	(611)	(1,605)	(475)	—	(20,152)
Recoveries	1,413	5	739	7	681	327	151	83	—	3,406
Provision	(950)	191	7,920	322	(140)	(1,115)	3,231	324	1,717	11,500
Ending balance	$17,516	$6,638	$73,620	$3,781	$16,394	$2,310	$7,732	$619	$13,251	$141,861

Nine Months Ended
Beginning balance	$28,747	$6,424	$105,875	$5,104	$37,215	$3,157	$5,062	$633	$—	$192,217
Reclassification to allowance for unfunded credit commitments	(464)	—	(7,989)	—	(8,597)	—	—	—	17,050	—
Transfer to (from) allowance for unfunded credit commitments	—	—	5,516	—	—	—	—	—	(5,516)	—
Charge-offs	(14,639)	(93)	(92,840)	(11,783)	(45,928)	(1,882)	(9,005)	(1,363)		(177,533)
Recoveries	4,736	224	2,585	40	5,071	1,021	218	532	—	14,427
Provision	(864)	83	60,473	10,420	28,633	14	11,457	817	1,717	112,750
Ending balance	$17,516	$6,638	$73,620	$3,781	$16,394	$2,310	$7,732	$619	$13,251	$141,861

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,544	$83	$6,326	$—	$2,463	$—	$—	$—	$13,251	$24,667
Collectively evaluated for impairment	14,972	6,555	67,137	3,781	13,931	2,310	7,732	619	—	117,037
Acquired and accounted for under ASC 310-30 (1)	—	—	157	—	—	—	—	—	—	157
Total ending allowance balance	$17,516	$6,638	$73,620	$3,781	$16,394	$2,310	$7,732	$619	$13,251	$141,861

Loans:
Individually evaluated for impairment	$37,069	$631	$106,728	$5,842	$2,913	$—	$8,602	$241	$—	$162,026
Collectively evaluated for impairment	982,672	1,066,560	1,738,165	303,776	207,293	189,032	340,333	75,785	—	4,903,616
Acquired and accounted for under ASC 310-30 (1)	119,986	—	348,738	11,710	214,316	—	902	52,444	—	748,096
Total ending loans balance	$1,139,727	$1,067,191	$2,193,631	$321,328	$424,522	$189,032	$349,837	$128,470	$—	$5,813,738

(1)   Loans acquired in FDIC-assisted transactions and accounted for under ASC Subtopic 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

Recoveries of $14.7 million were recorded in the three months ended September 30, 2012, prompting a negative provision for credit losses of $13.0 million.  The provision for credit losses was $11.5 million for the three months ended September 30, 2011.  The results for the nine months ended September 30, 2011 include a provision for credit losses of approximately $50 million in connection with the sale during the quarter ended June 30, 2011 of loans with an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, including $156.3 million in non-performing loans.  The sale resulted in charge-offs of approximately $87.6 million, which impacted all loan types.

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

During the three and nine months ended September 30, 2012 there was a provision for credit losses of $658 thousand and $5.7 million, respectively, and net charge-offs of $422 thousand and $4.0 million, respectively, in relation to nine pools of purchased loans with a total carrying amount of $230.8 million as of September 30, 2012.  There was $2.5 million in allowance for loan losses related to these purchased loans at September 30, 2012 and $827 thousand at December 31, 2011.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired in FDIC-assisted transactions and accounted for under ASC 310-30 were as follows for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at beginning of period	$9,411	$28,298	$18,703	$44,103
Accretion	(3,406)	(7,854)	(12,812)	(25,193)
Other	403	(600)	517	934
Balance at end of period	$6,408	$19,844	$6,408	$19,844

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

The carrying amount of covered loans and other purchased non-covered loans at September 30, 2012 consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table (in thousands):

	Purchased Credit-Impaired Loans	Purchased Non- Credit-Impaired Loans	Total
Covered loans:
Commercial related (1)	$24,590	$7,263	$31,853
Commercial	8,527	18,985	27,512
Commercial real estate	108,073	161,275	269,348
Construction real estate	108,571	16,944	125,515
Other	4,420	37,514	41,934
Total covered loans	$254,181	$241,981	$496,162

Estimated receivable amount from the FDIC under the loss-share agreement (2)	$14,087	$19,714	$33,801

Non covered loans:
Commercial related (3)	$3,480	$15,431	$18,911
Other	65	3,886	3,951
Total non-covered loans	$3,545	$19,317	$22,862

(1)          Covered commercial related loans include commercial, commercial real estate and construction real estate loans acquired in connection with the Heritage Community Bank (“Heritage”) and Benchmark Bank (“Benchmark”) FDIC-assisted transactions.

(2)          Estimated reimbursable amounts from the FDIC under the loss-share agreement exclude $2.5 million in reimbursable amounts related to covered other real estate owned.

(3)          Non covered commercial related loans include commercial, commercial real estate and construction real estate for InBank.

Outstanding balances on purchased loans from the FDIC were $561.7 million and $795.6 million as of September 30, 2012 and December 31, 2011, respectively.  The related carrying amount on loans purchased from the FDIC was $519.0 million and $692.1 million as of September 30, 2012 and December 31, 2011, respectively.

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

The Company’s annual assessment date is as of December 31.  No impairment losses were recognized during the nine months ended September 30, 2012 or 2011.  Goodwill is tested for impairment at the reporting unit level.  All of our goodwill is allocated to MB Financial, Inc., which is the Company’s only applicable reporting unit for purposes of testing goodwill impairment.  The carrying amount of goodwill was $387.1 million at September 30, 2012 and December 31, 2011.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had, as of September 30, 2012, a remaining weighted average amortization period of approximately five years.

The following table presents the changes during the nine months ended September 30, 2012 in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of September 30, 2012 (in thousands):

September 30,
2012
Balance at beginning of period	$29,494
Amortization expense	(3,759)
Balance at end of period	$25,735

Gross carrying amount	$71,560
Accumulated amortization	(45,825)
Net book value	$25,735

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Amount
Year ending December 31,
2012	$1,251
2013	4,530
2014	3,514
2015	3,090
2016	2,747
Thereafter	10,603
$25,735

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

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Total cost of share-based payment plans during the period	$1,080	$1,451	$3,581	$3,530

Amount of related income tax benefit recognized in income	$430	$607	$1,431	$1,449

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In June 2011, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to add 2,300,000 authorized shares for a total of 8,300,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis.  As of September 30, 2012, there were 2,195,608 shares available for future grants.

Annual equity-based incentive awards are typically granted to selected officers and employees mid-year.  Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant; those option awards generally vest over four years of service and have 10-year contractual terms.  Equity awards may also be granted at other times throughout the year in connection with the recruitment and retention of officers and employees.  Restricted shares granted to officers and employees typically vest over a two to four year period.  Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five-year term which are fully vested on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted stock, which vests one year after the grant date.

The following table summarizes stock options outstanding for the nine months ended September 30, 2012:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Options	Price	(In Years)	(in thousands)

Options outstanding as of December 31, 2011	2,935,810	$27.64
Granted	240,569	20.42
Exercised	(207,571)	20.79
Expired or cancelled	(172,043)	31.32
Forfeited	(24,986)	20.04
Options outstanding as of September 30, 2012	2,771,779	$27.36	4.91	$1,419

Options exercisable as of September 30, 2012	2,095,162	$30.20	3.73	$324

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

The following assumptions were used for options granted during the nine months ended September 30, 2012:

September 30,
2012
Risk-free interest rate	1.03%
Expected volatility of Company’s stock	27.40%
Expected dividend yield	2.00%
Expected life of options	5.7 years

Weighted average fair value per option of options granted during the period	$4.30

The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $203 thousand and $314 thousand, respectively.

The following is a summary of changes in restricted shares and units for the nine months ended September 30, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value

Shares and Units Outstanding at December 31, 2011	664,502	$14.37
Granted	295,681	20.68
Vested	(294,660)	10.86
Forfeited	(13,377)	16.65
Shares and Units Outstanding at September 30, 2012	652,146	$18.78

During the nine months ended September 30, 2012, the Company issued 65,333 performance-based restricted stock units which entitle recipients to shares of common stock at the end of a three year vesting period.  Recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company’s total stockholder return relative to a specified peer group of financial institutions over the three year period.  The performance-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued.  A Monte Carlo simulation model was used to value the performance-based restricted stock units at the time of issuance.

The Company issued 92,717 shares, 66,193 shares and 164,401 shares of market-based restricted stock in 2011, 2010 and 2009, respectively.  The market component of the vesting terms for each award requires that, for ten consecutive trading days, the closing price of the Company’s stock be at least $27.00 for awards issued in 2011, $25.80 for awards issued in 2010 and $18.14 for awards issued in 2009.  The market components for awards issued in 2011 and 2010 have not been satisfied as of September 30, 2012.  The market component for awards issued in 2009 has been satisfied; therefore, the 2009 awards vested in full in 2012, on the third anniversary of the grant date.  A Monte Carlo simulation model was used to value the market-based restricted stock awards at the time of issuance.

Effective January 1, 2010, the Company began issuing shares of common stock under the Omnibus Plan as Salary Stock, classified as other stock-based awards, to certain executive officers.  This stock is fully vested as of the grant date and the related expense is included in salaries and employee benefits on the Consolidated Statements of Operations.  Holders of Salary Stock have all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends that may be paid thereon.  As a condition of receiving the Salary Stock, the holders entered into agreements with the Company providing that they may not sell or otherwise transfer the shares of Salary Stock for two years, except in the event of disability or death.  During the nine months ended September 30, 2012, the Company issued 13,647 shares of Salary Stock at a weighted average issuance price of $20.16.

As of September 30, 2012, there was $11.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At September 30, 2012, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.9 years.

NOTE 8.               DEPOSITS

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	September 30,		December 31,
	2012		2011
	Amount	Percent	Amount	Percent

Demand deposit accounts, noninterest bearing	$2,011,542	27%	$1,885,694	25%
NOW and money market accounts	2,682,608	36%	2,645,334	34%
Savings accounts	797,741	10%	753,610	10%
Certificates of deposit	1,632,370	22%	1,925,608	25%
Brokered deposit accounts	355,086	5%	437,361	6%
Total	$7,479,347	100%	$7,647,607	100%

During 2012, the Company prepaid brokered certificates of deposit and recorded expense of $1.2 million related to the prepayment.

NOTE 9.               SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30,		December 31,
	2012		2011
	Weighted Average Cost	Amount	Weighted Average Cost	Amount
Customer repurchase agreements	0.28%	$270,245	0.30%	$216,439
Federal Home Loan Bank advances	3.56%	19,368	3.66%	3,515
Line of credit	0.00%	—	0.00%	—
	0.50%	$289,613	0.35%	$219,954

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

The Company had fixed-rate Federal Home Loan Bank advances with maturity dates less than one year totaling $19.4 million at September 30, 2012 and $3.5 million at December 31, 2011.  At September 30, 2012, the Company had fixed rate advances with effective interest rates ranging from 3.26% to 3.98%.  At September 30, 2012, these advances had maturities ranging from April 2013 to July 2013.

On March 9, 2012, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank.  Interest is payable at a rate of one month LIBOR + 2.00%.  As of September 30, 2012, no amount was outstanding.  The line matures on March 8, 2013.

NOTE 10.             LONG-TERM BORROWINGS

During September 2012, the Company retired a $100.0 million Federal Home Loan Bank advance with an interest rate of 3.85% and recorded prepayment fees of $11.5 million on the early extinguishment of this advance.  The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $4.5 million and $144.6 million at September 30, 2012 and December 31, 2011, respectively.  As of September 30, 2012, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87%.  At September 30, 2012, the advances had maturities ranging from April 2021 to April 2035.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  The Company may also pledge certain investment securities as collateral for advances based on market value.  As of September 30, 2012 and December 31, 2011, the Company had $31.8 million and $197.4 million, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances.  Additionally, as of September 30, 2012 and December 31, 2011, the Company had $33.0 million and $33.8 million, respectively, of investment securities pledged as collateral for long-term advances from the Federal Home Loan Bank.  The Company could borrow an additional amount of approximately $532.9 million and $319.4 million from the Federal Home Loan Bank as of September 30, 2012 and December 31, 2011, respectively.

The Company had notes payable to banks totaling $23.8 million and $31.0 million at September 30, 2012 and December 31, 2011, respectively, which as of September 30, 2012, were accruing interest at rates ranging from 2.88% to 12.00%.  Lease investments includes equipment with an amortized cost of $32.7 million and $42.6 million at September 30, 2012 and December 31, 2011, respectively, that is pledged as collateral on these notes.

The Company had a $40.0 million ten-year structured repurchase agreement as of September 30, 2012, which bears interest at a fixed rate borrowing of 4.75% and expires in 2016.

As of September 30, 2012, MB Financial Bank had a $50.0 million outstanding subordinated debt facility.  Interest is payable at a rate of three month LIBOR + 1.70%.  The debt matures on October 1, 2017.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2012 (in thousands):

	Coal City	MB Financial	MB Financial	MB Financial
	Capital Trust I	Capital Trust II	Capital Trust III	Capital Trust IV
Junior Subordinated Notes:
Principal balance	$25,774	$36,083	$10,310	$20,619
Annual interest rate	3-mo LIBOR +1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	December 15, 2010	September 23, 2011	September 15, 2011

Trust Preferred Securities:
Face Value	$25,000	$35,000	$10,000	$20,000
Annual distribution rate	3-mo LIBOR +1.80%	3-mo LIBOR +1.40%	3-mo LIBOR +1.50%	3-mo LIBOR +1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial	MB Financial	FOBB
	Capital Trust V	Capital Trust VI	Statutory Trust III (2)
Junior Subordinated Notes:
Principal balance	$30,928	$23,196	$5,155
Annual interest rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	3-mo LIBOR +2.80%
Stated maturity date	December 15, 2037	October 30, 2037	January 23, 2034
Call date	December 15, 2012	October 30, 2012	January 23, 2009

Trust Preferred Securities:
Face Value	$30,000	$22,500	$5,000
Annual distribution rate	3-mo LIBOR +1.30%	3-mo LIBOR +1.30%	3-mo LIBOR +2.80%
Issuance date	September 2007	October 2007	December 2003
Distribution dates (1)	Quarterly	Quarterly	Quarterly

(1)         All distributions are cumulative and paid in cash.

(2)         FOBB Statutory Trust III was established by First Oak Brook Bancshares, Inc. (“FOBB”) prior to the Company’s acquisition of FOBB, and the junior subordinated note issued by FOBB to FOBB Statutory Trust III was assumed by the Company upon completion of the acquisition.

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

During the third quarter of 2012, the Company redeemed the $6.2 million of junior subordinated notes issued to FOBB Statutory Trust I, which resulted in the redemption of the trust preferred securities issued by FOBB Statutory Trust I.  The junior subordinated note had a rate of 10.60% and a maturity date of September 7, 2030.  The Company assumed this obligation upon the completion of the acquisition of FOBB.

NOTE 12.             DERIVATIVE FINANCIAL INSTRUMENTS

The Company offers various derivatives, including interest rate swaps and foreign currency forward contracts, to our customers which can mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties.  This also permits the Company to offer customized risk management solutions to our customers.  These customer accommodations and any offsetting financial contracts are treated as stand-alone derivative instruments which do not qualify for hedge accounting.

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms.  The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable for September 30, 2012 was approximately $22 thousand, and the net amount payable for December 31, 2011 was approximately $23 thousand.  The Company’s credit exposure on interest rate swaps is limited to the Company’s net favorable value and interest payments of all swaps to each counterparty.  In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At September 30, 2012, the Company’s credit exposure relating to interest rate swaps was approximately $28.9 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $6.9 million at September 30, 2012.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income and other expense.

The Company’s derivative financial instruments are summarized below as of September 30, 2012 and December 31, 2011 (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$6,916	$(137)	$7,204	$(315)

Stand-alone derivative instruments (2)
Interest rate swap contracts	382,865	28,819	343,132	25,931	383,948	(28,922)	344,294	(26,053)
Interest rate options contracts	75,780	159	4,287	32	75,780	(159)	4,287	(32)
Foreign exchange contracts	16,714	998	8,567	240	16,407	(920)	8,498	(206)
Mortgage banking derivatives	7,720	210	2,626	48	6,007	(101)	2,000	(18)
Total stand-alone derivative instruments	483,079	30,186	358,612	26,251	482,142	(30,102)	359,079	(26,309)
Total	$483,079	$30,186	$358,612	$26,251	$489,058	$(30,239)	$366,283	$(26,624)

(1) Hedged fixed-rate commercial real estate loans

(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in the other income in the consolidated statements of operations related to derivative financial instruments were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$1	$1	$(36)	$(74)

Stand-alone derivative instruments:
Interest rate swap contracts	6	18	19	108
Interest rate options contracts	—	—	—	—
Foreign exchange contracts	14	12	44	(2)
Mortgage banking derivatives	9	121	79	121
Total stand-alone derivative instruments	29	151	142	227
Total	$30	$152	$106	$153

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

At September 30, 2012 and December 31, 2011, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	September 30,	December 31,
	2012	2011
Commitments to extend credit:
Home equity lines	$253,216	$275,357
Other commitments	826,411	741,815

Letters of credit:
Standby	63,275	67,720
Commercial	6,067	818

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

The Company, in the normal course of its business, regularly offers standby and commercial letters of credit to its customers.  Standby and commercial letters of credit are a conditional but irrevocable form of guarantee.  Under letters of credit, the Company typically guarantees payment to a third party beneficiary upon the default of payment or nonperformance by the customer and upon receipt of complying documentation from that beneficiary.

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of September 30, 2012, the maximum remaining term for any standby letters of credit was December 31, 2017.  A fee is charged to the customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At September 30, 2012, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $804 thousand to $69.3 million from $68.5 million at December 31, 2011.  Of the $69.3 million in commitments outstanding at September 30, 2012, approximately $52.6 million of the letters of credit have been issued or renewed since December 31, 2011.

Letters of credit issued on behalf of customers may be done on either a secured, partially secured or an unsecured basis.  If a letter credit is secured or partially secured, the collateral can take various forms including bank accounts, investments, fixed assets, inventory, accounts receivable or real estate, among other things.  The Company takes the same care in making credit decisions and obtaining collateral when it issues letters of credit on behalf of its customers, as it does when making other types of loans.

As of September 30, 2012, the Company had approximately $2.5 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2012
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$42,187	$—	$42,187	$—
States and political subdivisions	668,966	—	668,966	—
Residential mortgage-backed securities	1,021,983	—	1,021,096	887
Commercial mortgage-backed securities	53,979	—	53,979	—
Corporate bonds	16,626	—	11,395	5,231
Equity securities	11,231	11,231	—	—
Loans held for sale	7,221	—	7,221	—
Assets held in trust for deferred compensation	7,802	7,802	—	—
Derivative financial instruments	30,186	—	30,186	—
Financial liabilities
Other liabilities (1)	7,802	7,802	—	—
Derivative financial instruments	30,239	—	30,239	—

December 31, 2011
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$42,401	$—	$42,401	$—
States and political subdivisions	535,660	—	535,660	—
Residential mortgage-backed securities	1,281,806	—	1,280,713	1,093
Commercial mortgage-backed securities	52,685	—	52,685	—
Corporate bonds	5,899	—	—	5,899
Equity securities	10,846	10,846	—	—
Loans held for sale	4,727	—	4,727	—
Assets held in trust for deferred compensation	6,808	6,808	—	—
Derivative financial instruments	26,251	—	26,251	—
Financial liabilities
Other liabilities (1)	6,808	6,808	—	—
Derivative financial instruments	26,624	—	26,624	—

(1) Liabilities associated with assets held in trust for deferred compensation

The significant unobservable inputs used in the Level 3 fair value measurements of the Company’s residential mortgage-backed securities and corporate bonds included in the table above primarily relate to the constant pre-payment rates and credit assumptions used in the discounted cash flows valuation, respectively.  As of September 30, 2012, those constant pre-payment rates ranged from 6% to 12% and the credit assumption averaged a 25% loss.

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2012.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended
	September 30,
(in thousands)	2012	2011

Balance, beginning of period	$6,992	$7,476
Other comprehensive income	89	42
Principal payments	(846)	(485)
Impairment charge	(117)	—
	$6,118	$7,033

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP.  These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Impaired Loans.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2012, substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  Collateral values are estimated using Level 3 inputs based on customized discounting criteria.  For a majority of impaired real estate loans, the Company obtains a current external appraisal.  Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Non-Financial Long-Lived Assets.  During the nine months ended September 30, 2012 and 2011, the Company recognized impairments of $758 thousand and $1.0 million, respectively, caused by the decision to close a branch in each of those years.  The fair value of the branches was estimated using Level 3 inputs based on internal appraisals.

Assets measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Financial assets:
Impaired loans	$66,435	$—	$—	$66,435
Foreclosed assets	75,147	—	—	75,147

December 31, 2011
Financial assets:
Impaired loans	$96,089	$—	$—	$96,089
Foreclosed assets	138,971	—	—	138,971
Non-financial long-lived assets	2,901	—	—	2,901

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

Accrued interest:  The carrying amount of accrued interest receivable and payable approximate their fair values.

The estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2012
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and due from banks	$129,326	$129,326	$129,326	$—	$—
Interest earning deposits with banks	327,301	327,301	327,301	—	—
Investment securities available for sale	1,814,972	1,814,972	11,231	1,797,623	6,118
Investment securities held to maturity	495,851	536,989	—	536,989	—
Non-marketable securities - FHLB and FRB stock	57,653	57,653	—	—	57,653
Loans held for sale	7,221	7,221	—	7,221	—
Loans, net	5,503,663	5,512,768	—	—	5,512,768
Accrued interest receivable	35,233	35,233	35,233	—	—
Derivative financial instruments	30,186	30,186	—	30,186	—

Financial Liabilities:
Non-interest bearing deposits	$2,011,542	$2,011,542	$2,011,542	$—	$—
Interest bearing deposits	5,467,805	5,494,724	—	—	5,494,724
Short-term borrowings	289,613	289,824	—	—	289,824
Long-term borrowings	118,798	123,152	—	—	123,152
Junior subordinated notes issued to capital trusts	152,065	97,028	—	—	97,028
Accrued interest payable	3,250	3,250	3,250	—	—
Derivative financial instruments	30,239	30,239	—	30,239	—

	December 31,
	2011
	Carrying	Estimated
	Amount	Fair Value
Financial Assets:
Cash and due from banks	$144,228	$144,228
Interest bearing deposits with banks	100,337	100,337
Investment securities available for sale	1,929,297	1,929,297
Investment securities held to maturity	499,283	511,022
Non-marketable securities - FHLB and FRB stock	80,832	80,832
Loans held for sale	4,727	4,727
Loans, net	5,824,197	5,734,017
Accrued interest receivable	35,870	35,870
Derivative financial instruments	26,251	26,251

Financial Liabilities:
Non-interest bearing deposits	$1,885,694	$1,885,694
Interest bearing deposits	5,761,913	5,790,963
Short-term borrowings	219,954	219,983
Long-term borrowings	266,264	279,124
Junior subordinated notes issued to capital trusts	158,538	113,635
Accrued interest payable	4,518	4,518
Derivative financial instruments	26,624	26,624

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

Overview

The profitability of our operations depends primarily on our net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses.  The provision for credit losses is dependent on changes in our loan portfolio and management’s assessment of the collectability of our loan portfolio as well as prevailing economic and market conditions.  Our net income is also affected by other (non-interest) income and other expenses.  During the periods under report, other income consisted of capital markets and international banking fees, commercial deposit and treasury management fees, net lease financing income, trust and asset management fees, card fees, loan service fees, retail and other deposit service fees, brokerage fees, net gain (loss) on investment securities, increase in cash surrender value of life insurance, net (loss) gain on sale of assets, accretion of the FDIC indemnification asset, net loss recognized on other real estate owned, net gain on sale of loans and other operating income.  During the periods under report, other expenses included salaries and employee benefits, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, FDIC insurance premiums, branch impairment charges, other real estate expenses (net of rental income), prepayment fees on interest bearing liabilities and other operating expenses.  Additionally, dividends and discount accretion on preferred shares reduced net income available to common stockholders through the first quarter of 2012.

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

The Company had net income and net income available to common stockholders of $23.1 million for the third quarter of 2012 compared to net income of $19.7 million and net income available to common stockholders of $17.1 million for the third quarter of 2011.  Our 2012 third quarter results generated an annualized return on average assets of 0.97% and an annualized return on average common equity of 7.38% compared to 0.80% and 5.86%, respectively, for the same period in 2011.  Fully diluted earnings per common share for the third quarter of 2012 were $0.42 compared to $0.31 for the third quarter of 2011.

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

The Company recorded $12.7 million in prepayment fees on interest bearing liabilities as a result of the prepayment of certain brokered certificates of deposits and an FHLB advance in efforts to lower our future funding costs and improve our funding mix.  We also repaid $6.2 million of junior subordinated notes related to the FOBB Statutory Trust I with a 10.6% interest rate.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At September 30, 2012, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $48.2 million.  See Note 1 and Note 7 of the notes to our December 31, 2011 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2011 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2012, the Company had $93 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of September 30, 2012, the Company had $10 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

Goodwill.  The excess of the cost of an acquisition over the fair value of the net assets acquired consists of goodwill, and core deposit and client relationship intangibles.  See Note 9 of the notes to our audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2011 for additional information regarding core deposit and client relationship intangibles.  The Company reviews goodwill and other intangible assets to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired, by comparing the carrying value of the asset with the anticipated future cash flows.

The Company’s annual assessment date is December 31.  No impairment losses were recognized during the nine months ended September 30, 2012 and 2011.

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

Results of Operations

Third Quarter Results

The Company had net income and net income available to common stockholders of $23.1 million for the third quarter of 2012 compared to net income of $19.7 million and a net income available to common stockholders of $17.1 million for the third quarter of 2011.  The results for the third quarter of 2012 generated an annualized return on average assets of 0.97% and an annualized return on average common equity of 7.38% compared to 0.80% and 5.86%, respectively, for the same period in 2011.

Net interest income on a tax equivalent basis was $77.3 million for the three months ended September 30, 2012, a decrease of $6.4 million, or 7.6%, from $83.7 million for the comparable period in 2011.  The decrease was primarily due to a decline in the level of interest earning assets of $138.5 million and a 23 basis point decline in the net interest margin on a fully tax equivalent basis.  See “Net Interest Margin” section below for further analysis.

Gross recoveries of $14.7 million were recorded in the third quarter of 2012, prompting a negative provision for credit losses of $13.0 million.  The provision for credit losses for the third quarter of 2011 was $11.5 million.  See “Asset Quality” below for further analysis of the allowance for loan losses.

The Company also recorded prepayment fees on the early retirement of several interest bearing liabilities during the third quarter of 2012.  See “Overview” above.

Net income available to common stockholders was also impacted by the repurchase in the first quarter of 2012 of all $196 million of preferred stock issued in 2008 to the U.S. Department of Treasury as part of TARP.  As a result, there were no dividends and discount accretion on preferred shares in the third quarter of 2012 compared to $2.6 million in the third quarter of 2011.

Other Income (in thousands):

	Three Months Ended
	September 30,		Increase/	Percentage
	2012	2011	(Decrease)	Change
Other income:
Capital markets and international banking fees	$1,344	$605	$739	122%
Commercial deposit and treasury management fees	5,860	6,157	(297)	(5)%
Lease financing, net	9,671	6,494	3,177	49%
Trust and asset management fees	4,428	4,272	156	4%
Card fees	2,385	2,071	314	15%
Loan service fees	1,125	1,706	(581)	(34)%
Retail and other deposit service fees	3,792	4,123	(331)	(8)%
Brokerage fees	1,185	1,273	(88)	(7)%
Net gain on investment securities	281	—	281	NM
Increase in cash surrender value of life insurance	890	1,014	(124)	(12)%
Net loss on sale of assets	(12)	—	(12)	NM
Accretion of FDIC indemnification asset	204	985	(781)	(79)%
Net loss recognized on other real estate owned	(3,938)	(3,118)	(820)	26%
Net gain on sale of loans	575	190	385	203%
Other operating income	763	595	168	28%
Total other income	$28,553	$26,367	$2,186	8%

NM — Not meaningful

Other income increased by $2.2 million for the third quarter of 2012 compared to the third quarter of 2011.  Net lease financing income increased as a result of higher promotional and remarketing income as well as increased sales of equipment maintenance contracts.  Capital markets and international banking fees increased due to an increase in interest rate swap fees.  These increases were partly offset by the decreases in accretion of FDIC indemnification asset and loan service fees as well as an increase in the net loss recognized on other real estate.  Accretion of FDIC indemnification asset decreased as accretion is recorded based on the FDIC indemnification asset balance, which has declined as we have received loss-share payments.  Loan service fees decreased due to a decrease in prepayment and exit fees.  Net loss recognized on other real estate owned increased due to updated appraisals with lower valuations on land and construction projects.

Other Expenses (in thousands):

	Three Months Ended
	September 30,		Increase /	Percentage
	2012	2011	(Decrease)	Change

Other expense:
Salaries and employee benefits	$42,083	$38,422	$3,661	10%
Occupancy and equipment expense	8,274	9,092	(818)	(9)%
Computer services and telecommunication expense	3,777	3,488	289	8%
Advertising and marketing expense	2,025	1,740	285	16%
Professional and legal expense	1,554	1,647	(93)	(6)%
Other intangibles amortization expense	1,251	1,414	(163)	(12)%
FDIC insurance premiums	1,545	2,272	(727)	(32)%
Branch impairment charges	758	—	758	NM
Other real estate expense, net	874	1,181	(307)	(26)%
Prepayment fees on interest bearing liabilities	12,682	—	12,682	NM
Other operating expenses	6,342	7,352	(1,010)	(14)%
Total other expense	$81,165	$66,608	$14,557	22%

NM — Not meaningful

Other expense increased by $14.6 million for the third quarter of 2012 compared to the third quarter of 2011.  The Company recorded $12.7 million in prepayment fees on interest bearing liabilities as a result of the prepayment of certain brokered certificates of deposit and an FHLB advance in efforts to lower our future funding costs and improve our funding mix.  Salaries and employee benefits expense increased due to annual salary increases and an increase in incentive compensation.  An impairment charge of $758 thousand was recorded in third quarter of 2012 due to our decision to close a branch.  Occupancy and equipment expense decreased due to decreases in real estate taxes and equipment maintenance costs.  FDIC insurance premiums decreased due to a change in the assessment computation during the second quarter of 2012 and the impact of improved credit quality on the computation.  Other real estate expense decreased as a result of decreased holding costs related to other real estate owned given we have fewer properties.  The decrease in other operating expenses was primarily due to a decrease in the clawback liability related to our loss share agreements with the FDIC.

Income Taxes

The Company had income tax expense of $9.3 million for the three months ended September 30, 2012 compared to income tax expense of $9.0 million for the same period in 2011 due to the Company’s primarily due to improvement in pre-tax income.

Year-To-Date Results

The Company had net income of $66.4 million and net income available to common stockholders of $63.1 million in the nine months ended September 30, 2012 compared to net income of $19.3 and net income available to common stockholders of $11.5 million in the nine months ended September 30, 2011.  The results for the nine months ended September 30, 2012 generated an annualized return on average assets of 0.93% and an annualized return on average common equity of 6.87% compared to 0.26% and 1.32%, respectively, for the same period in 2011.  The results for the nine months ended September 30, 2011 included a provision for credit losses of approximately $50 million in connection with the sale during the second quarter of 2011 of loans with an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, including $156.3 million in non-performing loans.  The remaining decrease in provision for credit losses was primarily due to the decrease in non-performing and potential problem loan inflows as well as more recoveries in 2012.

Net interest income on a tax equivalent basis was $238.3 million for the nine months ended September 30, 2012, a decrease of $15.4 million, or 6.1%, from $253.7 million for the comparable period in 2011.  The decrease was primarily due to a decline in the level of interest earning assets of $300.1 million and an 11 basis point decline in the net interest margin on a fully tax equivalent basis.  See “Net Interest Margin” section below for further analysis.

The Company recorded a negative provision for credit losses of $9.9 million in the nine months ended September 30, 2012 compared to a provision for credit losses of $112.8 million in the nine months ended September 30, 2011.  Net charge-offs were $1.1 million in the nine months ended September 30, 2012 compared to $163.1 million in the nine months ended September 30, 2011.  Our provision for credit losses and net charge-offs for the nine months ended September 30, 2011 were impacted by the loan sale in the second quarter of 2011 noted earlier.  See “Asset Quality” below for further analysis of the allowance for loan losses.

Net income available to common stockholders was also impacted by the repurchase in the first quarter of 2012 of all $196 million of preferred stock issued in 2008 to the U.S. Department of Treasury as part of the TARP.  As a result, dividends and discount accretion on preferred shares decreased to $3.3 million in the nine months ended September 30, 2012 from $7.8 million in the nine months ended September 30, 2011.

Other Income (in thousands):

	Nine Months Ended
	September 30,		Increase/	Percentage
	2012	2011	(Decrease)	Change
Other income:
Capital markets and international banking fees	$2,631	$1,107	$1,524	138%
Commercial deposit and treasury management fees	17,545	17,643	(98)	(1)%
Lease financing, net	23,963	19,138	4,825	25%
Trust and asset management fees	13,367	13,158	209	2%
Card fees	6,858	5,921	937	16%
Loan service fees	3,459	5,286	(1,827)	(35)%
Retail and other deposit service fees	10,790	12,373	(1,583)	(13)%
Brokerage fees	3,704	4,307	(603)	(14)%
Net gain on investment securities	244	229	15	7%
Increase in cash surrender value of life insurance	2,677	3,433	(756)	(22)%
Net (loss) gain on sale of assets	(37)	370	(407)	(110)%
Accretion of FDIC indemnification asset	901	4,155	(3,254)	(78)%
Net loss recognized on other real estate owned	(15,968)	(8,135)	(7,833)	96%
Net gain on sale of loans	1,503	2,241	(738)	(33)%
Other operating income	3,677	3,429	248	7%
Total other income	$75,314	$84,655	$(9,341)	(11)%

Other income decreased by $9.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Other income was primarily impacted by higher losses recognized on other real estate owned and a decrease in accretion of the FDIC indemnification asset, loan service fees and retail and other deposit service fees.  Net loss recognized on other real estate owned increased due to updated appraisals with lower valuations on land and construction projects.  Accretion of the FDIC indemnification asset is recorded based on the FDIC indemnification asset balance which has declined as we have received loss-share payments.  Loan service fees decreased in the nine months ended September 30, 2012 compared to the same period in 2011 due to a decrease in loan prepayment and exit fees.  Retail and other deposit service fees decreased due to a decrease in NSF fees.  Net gain on sale of loans decreased due to the gain recognized during the nine months ended September 30, 2011 on several commercial real estate loans held for sale.  Cash surrender value of life insurance decreased as a result of a death benefit recorded in the nine months ended September 30, 2011.  These decreases were offset by increases in net lease financing, capital markets and international banking fees and card fee income.  Net lease financing income increased primarily due to an increase in promotional and remarketing income as well as increased sales of equipment maintenance contracts.  Capital markets and international banking fees increased due to an increase in interest rate swap fees.  Card fee income increased due primarily to fees earned on prepaid cards and credit cards.

Other Expenses (in thousands):

	Nine Months Ended
	September 30,		Increase /	Percentage
	2012	2011	(Decrease)	Change

Other expense:
Salaries and employee benefits	$122,658	$114,012	$8,646	8%
Occupancy and equipment expense	27,032	26,969	63	0%
Computer services and telecommunication expense	11,339	10,503	836	8%
Advertising and marketing expense	6,021	5,207	814	16%
Professional and legal expense	4,470	4,725	(255)	(5)%
Other intangibles amortization expense	3,759	4,255	(496)	(12)%
FDIC insurance premiums	6,198	9,202	(3,004)	(33)%
Branch impairment charges	758	1,000	(242)	(24)%
Other real estate expense, net	2,541	2,830	(289)	(10)%
Penalty on prepayment of borrowings	12,682	—	12,682	NM
Other operating expenses	17,872	21,497	(3,625)	(17)%
Total other expense	$215,330	$200,200	$15,130	8%

NM — Not meaningful

Other expense increased $15.1 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  The Company recorded $12.7 million in prepayment fees on interest bearing liabilities during the nine months ended September 30, 2012 as a result of the prepayment of certain brokered certificates of deposit and an FHLB advance in efforts to lower our future funding costs and improve our funding mix.  Salaries and employee benefits expense increased primarily due to annual salary increases, higher health insurance claims and an increase in incentive compensation.  Other operating expenses were favorably impacted in the nine months ended September 30, 2012 by a decrease in the clawback liability related to our loss share agreements with the FDIC.  FDIC insurance premiums decreased due to a change in the assessment computation during the second quarter of 2012 and the impact of improved credit quality on the computation.

Income Taxes

The Company had income tax expense of $26.8 million for the nine months ended September 30, 2012 compared to an income tax benefit of $2.5 million for the same period in 2011 primarily due to the Company’s improvement in pre-tax income.

Net Interest Margin

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Three Months Ended September 30,
	2012			2011
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$5,350,911	$65,301	4.85%	$5,588,053	$76,179	5.41%
Loans exempt from federal income taxes (4)	284,196	3,354	4.62	239,128	2,872	4.70
Taxable investment securities	1,418,549	7,287	2.05	1,869,961	11,699	2.50
Investment securities exempt from federal income taxes (4)	843,908	11,665	5.53	456,777	6,614	5.67
Other interest earning deposits	483,622	312	0.26	365,723	244	0.26
Total interest earning assets	8,381,186	$87,919	4.17	8,519,642	$97,608	4.55
Non-interest earning assets	1,134,973			1,287,919
Total assets	$9,516,159			$9,807,561

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$2,601,181	$1,026	0.16%	$2,656,490	$1,731	0.26%
Savings deposits	796,229	181	0.09	742,334	321	0.17
Time deposits	2,105,389	6,167	1.17	2,461,270	8,155	1.31
Short-term borrowings	233,780	342	0.58	225,580	204	0.36
Long-term borrowings and junior subordinated notes	371,057	2,872	3.03	435,414	3,461	3.11
Total interest bearing liabilities	6,107,636	$10,588	0.69	6,521,088	$13,872	0.84
Non-interest bearing deposits	2,020,762			1,810,501
Other non-interest bearing liabilities	139,915			123,391
Stockholders’ equity	1,247,846			1,352,581
Total liabilities and stockholders’ equity	$9,516,159			$9,807,561
Net interest income/interest rate spread (5)		$77,331	3.48%		$83,736	3.71%
Taxable equivalent adjustment		5,256			3,320
Net interest income, as reported		$72,075			$80,416
Net interest margin (6)			3.42%			3.74%
Tax equivalent effect			0.25%			0.16%
Net interest margin on a fully tax equivalent basis (6)			3.67%			3.90%

(1)         Non-accrual loans are included in average loans.

(2)         Interest income includes amortization of deferred loan origination fees of $749 thousand and $972 thousand for the three months ended September 30, 2012 and 2011, respectively.

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

Net interest income on a tax equivalent basis was $77.3 million for the three months ended September 30, 2012, a decrease of $6.4 million, or 7.6%, from $83.7 million for the comparable period in 2011.  The decrease in net interest income was due to a lower level of average interest earning assets, which declined $138.5 million from September 30, 2011, and a 23 basis point decrease in net interest margin on a fully tax equivalent basis.  The decrease in average interest earning assets was due to soft loan demand and paydowns as a result of credit remediations during the nine months ended September 30, 2012.  The net interest margin on a fully tax equivalent basis during the third quarter of 2012 was 3.67% compared to 3.90% during the third quarter of 2011.  The decrease in the margin was a result of lower yields on interest earning assets, as balances shifted from loans (both covered and non-covered) to cash balances maintained at the Federal Reserve and yields on covered loans declined.  The decrease was offset by lower cost of funds as a result of a favorable change in the funding mix and repricing of certificates of deposit.

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the resultant yields, as well as the interest expense on average interest bearing liabilities, and the resultant costs, expressed both in dollars and rates (dollars in thousands):

	Nine Months Ended September 30,
	2012			2011
	Average		Yield /	Average		Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$5,446,682	$202,017	4.95%	$5,971,977	$244,219	5.47%
Loans exempt from federal income taxes (4)	271,297	9,788	4.74	221,609	7,858	4.68
Taxable investment securities	1,554,243	27,053	2.32	1,619,182	29,741	2.45
Investment securities exempt from federal income taxes (4)	798,660	33,268	5.55	388,208	17,057	5.79
Other interest earning deposits	329,252	639	0.26	499,286	972	0.26
Total interest earning assets	8,400,134	$272,765	4.34	8,700,262	$299,847	4.61
Non-interest earning assets	1,176,758			1,289,334
Total assets	$9,576,892			$9,989,596

Interest Bearing Liabilities:
Deposits:
NOW and money market deposit accounts	$2,619,297	$3,278	0.17%	$2,686,327	$6,139	0.31%
Savings deposits	784,706	642	0.11	726,316	1,052	0.19
Time deposits	2,219,554	20,272	1.22	2,678,118	28,121	1.40
Short-term borrowings	225,390	910	0.54	246,201	660	0.36
Long-term borrowings and junior subordinated notes	393,464	9,322	3.11	443,115	10,127	3.01
Total interest bearing liabilities	6,242,411	$34,424	0.74	6,780,077	$46,099	0.91
Non-interest bearing deposits	1,924,656			1,736,152
Other non-interest bearing liabilities	131,890			120,639
Stockholders’ equity	1,277,935			1,352,728
Total liabilities and stockholders’ equity	$9,576,892			$9,989,596
Net interest income/interest rate spread (5)		$238,341	3.60%		$253,748	3.70%
Taxable equivalent adjustment		15,069			8,720
Net interest income, as reported		$223,272			$245,028
Net interest margin (6)			3.55%			3.77%
Tax equivalent effect			0.24%			0.13%
Net interest margin on a fully tax equivalent basis (6)			3.79%			3.90%

(1)         Non-accrual loans are included in average loans.

(2)         Interest income includes amortization of deferred loan origination fees of $2.5 million and $3.5 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Net interest income on a tax equivalent basis was $238.3 million for the nine months ended September 30, 2012, a decrease of $15.4 million, or 6.1%, from $253.7 million for the comparable period in 2011.  The decrease in net interest income was due to a lower level of average interest earning assets which declined $300.1 million from September 30, 2011, and an 11 basis point decrease in the net interest margin on a fully tax equivalent basis.  The net interest margin on a fully tax equivalent basis during the nine months ended September 30, 2012 was 3.79% compared to 3.90% during the nine months ended September 30, 2011.  The decrease in the margin was a result of lower yields on interest earning assets, as balances shifted from loans (both covered and non-covered) to investment securities and yields on covered loans declined.  The decrease was offset by lower cost of funds as a result of a favorable change in the funding mix and repricing of certificates of deposit.  In addition, our non-performing loans reduced our net interest margin during the nine months ended September 30, 2012 and the nine months ended September 30, 2011 by approximately eight basis points and 15 basis points, respectively.

Balance Sheet

Total assets decreased $369.5 million, or 3.8%, from $9.8 billion at December 31, 2011 to $9.5 billion at September 30, 2012.  Interest earning cash increased $227.0 million to $327.3 million at September 30, 2012 compared to $100.3 million at December 31, 2011.  Investment securities decreased $140.9 million from December 31, 2011 to September 30, 2012 primarily due to cash flows on mortgage-backed securities.  Total loans, excluding covered loans and loans held for sale decreased by $159.8 million, or 3.0%, to $5.1 billion at September 30, 2012 from $5.3 billion at December 31, 2011 due to soft loan demand coupled with intense competition for new loans.  In addition, there were paydowns on construction and commercial real estate loans as a result of successful credit remediation.

Total liabilities decreased by $237.3 million from $8.4 billion at December 31, 2011 to $8.2 billion at September 30, 2012.  Total deposits decreased by $168.3 million at September 30, 2012 from $7.6 billion at December 31, 2011.  Noninterest bearing deposits increased approximately $125.8 million from December 31, 2011 to September 30, 2012 due primarily to the addition of new customers.  Money market and NOW accounts increased $37.3 million and savings accounts increased $44.1 million while customer certificates of deposit balances decreased $293.2 million from the December 31, 2011 as we continued our efforts to lower our funding costs and improve our deposit mix.  Part of those efforts also include the prepayment during September 2012 of $101 million in brokered certificates of deposit with a 3.16% average interest rate, a $100 million FHLB advance with a 3.85% interest rate and $6.2 million in junior subordinated notes issued to capital trust with a 10.6% interest rate.

Total stockholders’ equity decreased $132.2 million to $1.3 billion at September 30, 2012 compared to $1.4 billion at December 31, 2011 as a result of the repurchase of all $196.0 million of preferred stock issued as part of TARP in the first quarter of 2012.  During the second quarter of 2012, we repurchased in full the ten-year warrant held by the U.S. Department of Treasury to purchase 506,024 shares of the Company’s common stock issued to the Treasury as part of TARP.  The price paid by the Company to repurchase the warrant was $1.5 million.  Theses repurchases were partly offset by earnings of $66.4 million for the nine months ended September 30, 2012.

Loan Portfolio

The following table sets forth the composition of the loan portfolio, excluding loans held for sale, as of the dates indicated (dollars in thousands):

	September 30,		December 31,		September 30,
	2012		2011		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total

Commercial related credits:
Commercial loans	$1,073,981	19%	$1,113,123	19%	$1,042,583	18%
Commercial loans collateralized by assignment of lease payments	1,219,361	22%	1,208,575	20%	1,067,191	18%
Commercial real estate	1,770,261	31%	1,853,788	31%	1,844,894	32%
Construction real estate	149,872	3%	183,789	3%	210,206	4%
Total commercial related credits	4,213,475	75%	4,359,275	73%	4,164,874	72%
Other loans:
Residential real estate	308,866	5%	316,787	5%	316,305	5%
Indirect vehicle	206,973	3%	187,481	3%	189,033	4%
Home equity	314,718	6%	336,043	6%	348,934	6%
Consumer loans	84,651	2%	88,865	2%	76,025	1%
Total other loans	915,208	16%	929,176	16%	930,297	16%
Gross loans excluding covered loans	5,128,683	91%	5,288,451	89%	5,095,171	88%
Covered loans (1)	496,162	9%	662,544	11%	718,566	12%
Total loans (2)	$5,624,845	100%	$5,950,995	100%	$5,813,737	100%

(1)         Loans subject to loss-share with the FDIC are referred to as “covered loans.”

(2)         Gross loan balances at September 30, 2012, December 31, 2011 and September 30, 2011 are net of unearned income, including net deferred loan fees of $955 thousand, $1.0 million, and $1.4 million, respectively.

Asset Quality

The following table presents a summary of non-performing assets, excluding purchased credit-impaired loans and loans held for sale, as of the dates indicated (dollar amounts in thousands):

	September 30,	December 31,	September 30,
	2012	2011	2011
Non-performing loans:(1)
Non-accrual loans	$104,813	$129,309	$140,979
Loans 90 days or more past due, still accruing interest	470	82	—
Total non-performing loans	105,283	129,391	140,979

Other real estate owned(2)	42,427	78,452	87,469
Repossessed vehicles	113	156	249
Total non-performing assets	$147,823	$207,999	$228,697

Total allowance for loan losses	$121,182	$126,798	$128,610

Accruing restructured loans (3)	$17,929	$37,996	$34,321

Total non-performing loans to total loans	1.87%	2.17%	2.42%
Total non-performing assets to total assets	1.56%	2.12%	2.30%
Allowance for loan losses to non-performing loans(1)	115.10%	98.00%	91.23%

(1)         This table excludes purchased credit-impaired loans that were acquired as part of the Heritage (completed in 2009), InBank (completed in 2009), Benchmark (completed in 2009), Broadway Bank (completed in 2010), and New Century Bank (completed in 2010) FDIC-assisted transactions.  Purchased credit-impaired loans have evidence of deterioration in credit quality prior to acquisition.  This table also excludes loans held for sale.

(2)         This table excludes other real estate owned that related to FDIC-assisted transactions.  Other real estate owned related to these transactions totaled $32.6 million at September 30, 2012, $60.4 million at December 31, 2011, and $69.3 million at September 30, 2011.

(3)         Accruing restructured loans consists primarily of residential real estate and home equity loans that have been modified and are performing in accordance with those modified terms.  The decrease in accruing restructured loans from December 31, 2011 to September 30, 2012 related primarily to a significant paydown on a commercial real estate loan.

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

The following table represents a summary of other real estate owned (“OREO”), excluding assets acquired in FDIC-assisted transactions, for the nine months ended September 30, 2012 and 2011 (in thousands):

	September 30,
	2012	2011

Balance at beginning of period	$78,452	$71,476
Transfers in at fair value less estimated costs to sell	2,724	55,604
Capitalized OREO costs	2,304	982
Fair value adjustments	(13,919)	(7,255)
Net gains on sales of OREO	1,264	903
Cash received upon disposition	(28,398)	(34,241)
Balance at end of period	$42,427	$87,469

The following table presents data related to non-performing loans, excluding purchased credit-impaired loans, by dollar amount and category at September 30, 2012 (dollar amounts in thousands):

	Commercial and Lease		Construction Real Estate		Commercial Real Estate		Consumer	Total Loans
	Number of Relationships	Amount	Number of Relationships	Amount	Number of Relationships	Amount	Amount	Amount
$10.0 million or more	—	$—	—	$—	—	$—	$—	$—
$5.0 million to $9.9 million	1	6,022	—	—	—	—	—	6,022
$1.5 million to $4.9 million	3	6,996	—	—	10	28,920	—	35,916
Under $1.5 million	36	9,630	4	1,225	83	26,467	26,023	63,345
	40	$22,648	4	$1,225	93	$55,387	$26,023	$105,283

Percentage of individual loan category		0.99%		0.82%		3.13%	2.84%	1.87%

Consumer non-performing loans increased $11.3 million to $26.0 million at September 30, 2012 compared to December 31, 2011, which was primarily due to the increase in restructured consumer loans.

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

The general loss reserve was $95.6 million as of September 30, 2012 and $102.2 million as of December 31, 2011.  The decrease in the general reserve was primarily the result of improving overall credit quality in the portfolio.  Reserves on impaired loans are included in the “Specific Reserve” section below.

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

In addition, each impaired loan with real estate collateral is reviewed quarterly by the Chief Real Estate Appraiser to determine that the most recent valuation remains appropriate during subsequent quarters until the next appraisal is received.  If considered necessary by the Chief Real Estate Appraiser, the appraised value may be further discounted by internally applying accepted appraisal methodologies to an older appraisal.  Accepted appraisal methodologies include:  income capitalization approach adjusting for changes in underlying leases, adjustments related to condominium projects with units sales, adjustments for loan fundings, and “As is” compared to “As Stabilized” valuations.  As of September 30, 2012, almost all appraisals were completed within the previous 12 months.

Other valuation techniques are also used to value non-real estate assets.  Discounts may be applied in the impairment analysis used for general business assets (GBA).  Examples of GBA include accounts receivable, inventory, and any marketable securities pledged. The discount is used to reflect collection risk in the event of default that may not have been included in the valuation of the asset.

The total specific reserve component of the allowance was $11.3 million as of September 30, 2012 and $10.8 million as of December 31, 2011.

Smaller Balance Homogenous Loans.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one-year time horizon.  The reserves for smaller balance homogenous loans totaled $14.3 million at September 30, 2012 and $13.8 million at December 31, 2011.

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

A reconciliation of the activity in the allowance for credit and loan losses follows (dollar amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at the beginning of period	$128,840	$147,107	$135,975	$192,217
Provision for credit losses	(13,000)	11,500	(9,900)	112,750
Charge-offs:
Commercial loans	(75)	(3,497)	(2,065)	(14,639)
Commercial loans collateralized by assignment of lease payments (lease loans)	—	—	(1,720)	(93)
Commercial real estate loans	(2,994)	(7,815)	(8,412)	(92,840)
Construction real estate	(71)	(6,008)	(3,951)	(45,928)
Residential real estate	(474)	(141)	(1,876)	(11,783)
Indirect vehicle	(433)	(611)	(1,636)	(1,882)
Home equity	(1,209)	(1,605)	(3,157)	(9,005)
Consumer loans	(332)	(475)	(864)	(1,363)
Total charge-offs	(5,588)	(20,152)	(23,681)	(177,533)
Recoveries:
Commercial loans	306	1,413	2,730	4,736
Commercial loans collateralized by assignment of lease payments (lease loans)	111	5	460	224
Commercial real estate loans	12,893	739	16,116	2,585
Construction real estate	752	681	1,458	5,071
Residential real estate	8	7	230	40
Indirect vehicle	224	327	835	1,021
Home equity	303	151	423	218
Consumer loans	77	83	280	532
Total recoveries	14,674	3,406	22,532	14,427

Total net recoveries (charge-offs)	9,086	(16,746)	(1,149)	(163,106)

Allowance for credit losses	124,926	141,861	124,926	141,861

Allowance for unfunded credit commitments	(3,744)	(13,251)	(3,744)	(13,251)

Allowance for loan losses	$121,182	$128,610	$121,182	$128,610

Total loans, excluding loans held for sale	$5,624,845	$5,813,737	$5,624,845	$5,813,737
Average loans, excluding loans held for sale	$5,630,232	$5,827,181	$5,714,657	$6,191,268

Ratio of allowance for loan losses to total loans, excluding loans held for sale	2.15%	2.21%	2.15%	2.21%
Net loan charge-offs to average loans, excluding loans held for sale (annualized)	-0.64%	1.14%	0.03%	3.52%

Gross recoveries of $14.7 million were recorded in the three months ended September 30, 2012, prompting a negative provision for credit losses of $13.0 million.  The provision for credit losses was $11.5 million for the three months ended September 30, 2011.  The results for the nine months ended September 30, 2011 include a provision for credit losses of approximately $50 million in connection with the sale, as noted earlier, during the quarter ended June 30, 2011 of loans with an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, including $156.3 million in non-performing loans.  The sale resulted in charge-offs of approximately $87.6 million, which impacted all loan types.  The remaining decrease in provision for credit losses was primarily due to the decrease in non-performing and potential problem loan inflows as well as more recoveries in 2012.

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

Potential Problem Loans

We define potential problem loans as performing loans rated substandard and that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans).  We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management.  The aggregate principal amounts of potential problem loans as of September 30, 2012 and December 31, 2011 were approximately $134.3 million and $149.8 million, respectively.  As of September 30, 2012, potential problem loans included $73.9 million and $37.9 million in commercial real estate and commercial loans, respectively.  Management believes it has established an adequate allowance for probable loan losses as appropriate under GAAP.

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

Lease investments by categories follow (in thousands):

	September 30,	December 31,	September 30,
	2012	2011	2011
Direct finance leases:
Minimum lease payments	$49,395	$56,744	$55,561
Estimated unguaranteed residual values	5,919	6,681	6,397
Less: unearned income	(4,538)	(5,349)	(5,308)
Direct finance leases (1)	$50,776	$58,076	$56,650

Leveraged leases:
Minimum lease payments	$27,072	$21,907	$20,468
Estimated unguaranteed residual values	2,606	2,702	2,853
Less: unearned income	(2,397)	(2,004)	(2,051)
Less: related non-recourse debt	(25,655)	(20,629)	(19,251)
Leveraged leases (1)	$1,626	$1,976	$2,019

Operating leases:
Equipment, at cost	$206,798	$242,453	$240,444
Less: accumulated depreciation	(93,618)	(106,963)	(107,099)
Lease investments, net	$113,180	$135,490	$133,345

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $23.8 million at September 30, 2012, $31.0 million at December 31, 2011 and $32.3 million at September 30, 2011.

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly and any write-downs, or charge-offs deemed necessary are recorded in the period in which they become known.  Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease, or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals (expected lease book values at the end of initial lease terms) to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees to whom such equipment is leased participate.  Often times, there are several individual lease schedules under one master lease.  There were 2,357 leases at September 30, 2012 compared to 2,668 leases at December 31, 2011 and 2,621 leases at September 30, 2011.  The average residual value per lease schedule was approximately $20 thousand at September 30, 2012 compared to $21 thousand at December 31, 2011 and $21 thousand at September 30, 2011.  The average residual value per master lease schedule was approximately $159 thousand at September 30, 2012, $166 thousand at December 31, 2011 and $176 thousand at September 30, 2011.

At September 30, 2012, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
	Finance	Leveraged	Operating
	Leases	Leases	Leases	Total
End of initial lease term December 31,
2012	$785	$44	$5,457	$6,286
2013	1,684	633	6,451	8,768
2014	2,002	880	10,662	13,544
2015	796	891	7,388	9,075
2016	331	158	6,887	7,376
Thereafter	321	—	2,796	3,117
	$5,919	$2,606	$39,641	$48,166

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	September 30, 2012		December 31, 2011		September 30, 2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Available for sale
U.S. Government sponsored agencies and enterprises	$39,233	$42,187	$39,640	$42,401	$53,016	$56,007
States and political subdivisions	620,489	668,966	500,979	535,660	366,651	394,279
Residential mortgage-backed securities	1,009,509	1,021,983	1,256,696	1,281,806	1,348,460	1,369,967
Commercial mortgage-backed securities	51,156	53,979	51,324	52,685	51,341	51,822
Corporate bonds	16,617	16,626	5,899	5,899	5,899	5,899
Equity securities	10,644	11,231	10,457	10,846	10,324	10,764
	1,747,648	1,814,972	1,864,995	1,929,297	1,835,691	1,888,738
Held to maturity
States and political subdivisions	238,211	259,950	240,183	247,664	240,839	243,487
Residential mortgage-backed securities	257,640	277,039	259,100	263,358	258,199	263,867
	495,851	536,989	499,283	511,022	499,038	507,354

Total	$2,243,499	$2,351,961	$2,364,278	$2,440,319	$2,334,729	$2,396,092

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include results of operations for the period, adjusted for items in net income that did not impact cash.  Net cash provided by operating activities decreased by $110.7 million to $112.5 million for the nine months ended September 30, 2012 from the nine months ended September 30, 2011, primarily as a result of lower provision for credit losses.

Cash flows from investing activities reflects the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales.  For the nine months ended September 30, 2012, the Company had net cash flows provided by investing activities of $554.3 million compared to net cash flows used in investing activities $125.2 million for the nine months ended September 30, 2011.  This change in cash flows was mainly the result of fewer purchases of investment securities in the nine months ended September 30, 2012 compared to the same period in the prior year.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the nine months ended September 30, 2012, the Company had net cash flows used in financing activities of $454.7 million compared to $461.3 million for the nine months ended September 30, 2011.  The change in cash flows from financing activities was primarily due to less of a decrease in deposits partially offset by the repurchase in the first quarter of 2012 of the preferred stock issued to the U.S. Department of Treasury as part of the TARP Capital Purchase Program and the prepayment of the $100.0 million FHLB advance.

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

In the event that additional short-term liquidity is needed or the Company is unable to retain brokered deposits, MB Financial Bank has established relationships with several large regional banks to provide short-term borrowings in the form of federal funds purchases.  While at September 30, 2012, there were no firm lending commitments in place, management believes that MB Financial Bank could borrow approximately $255.0 million for a short time from these banks on a collective basis.  MB Financial Bank is a member of Federal Home Loan Bank of Chicago (FHLB).  As of September 30, 2012, MB Financial Bank had $23.8 million outstanding in FHLB advances and could borrow an additional amount of approximately $532.9 million.  As a contingency plan for significant funding needs, the Asset/Liability Management Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of September 30, 2012, the Company had approximately $1.2 billion of unpledged securities, excluding securities available for pledge at the FHLB.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources.  There were no material changes outside the ordinary course of business in the Company’s contractual obligations at September 30, 2012 as compared to December 31, 2011.

At September 30, 2012, the Company’s total risk-based capital ratio was 17.91%; Tier 1 capital to risk-weighted assets ratio was 15.83% and Tier 1 capital to average asset ratio was 10.60%.  MB Financial Bank’s total risk-based capital ratio was 17.13%; Tier 1 capital to risk-weighted assets ratio was 15.04% and Tier 1 capital to average asset ratio was 10.07%.  MB Financial Bank, N.A. was categorized as “Well-Capitalized” at September 30, 2012 under the regulations of the Office of the Comptroller of the Currency.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from our merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the possibility that the expected benefits of the FDIC-assisted transactions we previously completed will not be realized; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (4) results of examinations by the Office of Comptroller of Currency and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior and net interest margin; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) fluctuations in real estate values; (9) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market-place; (10) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (11) our ability to access cost-effective funding; (12) changes in financial markets; (13) changes in economic conditions in general and in the Chicago metropolitan area in particular; (14) the costs, effects and outcomes of litigation; (15) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and regulations adopted thereunder, any changes in capital requirements pursuant to the Dodd-Frank Act and the implementation of the Basel III capital standards other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (16) changes in accounting principles, policies or guidelines; (17) our future acquisitions of other depository institutions or lines of business; and (18) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2012 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2012 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10% and 5%, respectively, in the first three months, 12%, 26% and 15%, respectively, in the next nine months, 52%, 58% and 57%, respectively, from one year to five years, and 32%, 6% and 23%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 - 90	91 - 365	1 - 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$325,648	$478	$1,175	$—	$327,301
Investment securities	267,502	384,571	1,031,159	685,244	2,368,476
Loans held for sale	7,221	—	—	—	7,221
Loans, including covered loans	2,397,647	1,250,417	1,900,456	76,325	5,624,845
Total interest earning assets	$2,998,018	$1,635,466	$2,932,790	$761,569	$8,327,843

Interest Bearing Liabilities:
NOW and money market deposits accounts	$209,602	$565,024	$1,491,798	$416,184	$2,682,608
Savings deposits	43,698	123,187	453,080	177,776	797,741
Time deposits	493,988	908,954	520,054	64,460	1,987,456
Short-term borrowings	46,065	70,629	155,789	17,130	289,613
Long-term borrowings	80,662	20,147	15,291	2,698	118,798
Junior subordinated notes issued to capital trusts	152,065	—	—	—	152,065
Total interest bearing liabilities	$1,026,080	$1,687,941	$2,636,012	$678,248	$6,028,281

Rate sensitive assets (RSA)	$2,998,018	$4,633,484	$7,566,274	$8,327,843	$8,327,843
Rate sensitive liabilities (RSL)	$1,026,080	$2,714,021	$5,350,033	$6,028,281	$6,028,281
Cumulative GAP (GAP=RSA-RSL)	$1,971,938	$1,919,463	$2,216,241	$2,299,562	$2,299,562

RSA/Total assets	31.68%	48.96%	79.95%	88.00%	88.00%
RSL/Total assets	10.84%	28.68%	56.53%	63.70%	63.70%
GAP/Total assets	20.84%	20.28%	23.42%	24.30%	24.30%
GAP/RSA	65.77%	41.43%	29.29%	27.61%	27.61%

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over Once Year Horizon
Changes in	At September 30, 2012		At December 31, 2011
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$8,695	2.86%	$9,221	2.90%
+ 1.00%	$2,740	0.90%	$3,538	1.10%

In the interest rate sensitivity table above, changes in net interest income between September 30, 2012 and December 31, 2011 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to certificates of deposit in a rising rate environment.

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

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2012 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended September 30, 2012 with respect to our repurchases of our outstanding common shares:

			Number of Shares	Maximum Number of
			Purchased as Part	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
	Shares Purchased (1)	Paid per Share	Plans or Programs	Plans or Programs

July 1, 2012 - July 31, 2012	78,316	$20.28	—	—

August 1, 2012 - August 31, 2012	714	$20.43	—	—

September 1, 2012 - September 30, 2012	—	$—	—	—

Totals	79,030		—

(1)          Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.

Subsequent to September 30, 2012, our board of directors authorized us to purchase up to one million shares of common stock from time to time over the next two years, subject to market conditions and other factors.

Item 6. - Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.

Date:	October 29, 2012	By:	/s/ Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2012	By:	/s/ Jill E. York
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

10.29A

First Amendment to Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.28A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed March 2, 2007 (File No. 0-24566-01))

10.29B

Second Amendment to Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.28B to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed March 2, 2007 (File No. 0-24566-01))

10.30	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on September 5, 2012 (File No. 0-24566-01))

10.31

Form of Incentive Stock Option Agreement (Management Committee) (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 8-K filed on September 5, 2012 (File No. 0-24566-01))

10.31A

Form of Non-Qualified Stock Option Agreement (Management Committee) (incorporated herein by reference to Exhibit 10.31A to the Registrant’s Current Report on Form 8-K filed on September 5, 2012 (File No. 0-24566-01))

10.32

Form of Restricted Stock Agreement (Management Committee) (incorporated herein by reference to Exhibit 10.32 to the Registrant’s Current Report on Form 8-K filed on September 5, 2012 (File No. 0-24566-01))

10.32A

Form of Restricted Stock Unit Agreement (Management Committee) (incorporated herein by reference to Exhibit 10.32A to the Registrant’s Current Report on Form 8-K filed on September 5, 2012 (File No. 0-24566-01))

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)*

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)*

32	Section 1350 Certifications*

101

The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows and (iv) the notes to consolidated financial statements*

*  Filed herewith.