Form 10-K
period 2012-12-31
MB FINANCIAL INC /MD
filed 2013-02-20
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $1,137,978,512 as of June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates.”

There were issued and outstanding 54,779,141 shares of the Registrant’s common stock as of February 19, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s 2013 Annual Meeting of Stockholders.	Part III

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2012

PART I

Item 1.	Business

Special Note Regarding Forward-Looking Statements

When used in this Annual Report on Form 10-K and in other documents filed or furnished with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made.  These statements may relate to MB Financial, Inc.’s future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items.  By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from our merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the possibility that the expected benefits of the FDIC-assisted transactions we previously completed will not be realized; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (4) results of examinations by the Office of Comptroller of Currency, the Federal Reserve Board and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior and net interest margin; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) fluctuations in real estate values; (9) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market-place; (10) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (11) our ability to access cost-effective funding; (12) changes in financial markets; (13) changes in economic conditions in general and in the Chicago metropolitan area in particular; (14) the costs, effects and outcomes of litigation; (15) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations adopted thereunder, any changes in capital requirements pursuant to the Dodd-Frank Act and the implementation of the Basel III capital standards, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (16) changes in accounting principles, policies or guidelines; (17) our future acquisitions of other depository institutions or lines of business; and (18) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

General

MB Financial, Inc., headquartered in Chicago, Illinois, is a financial holding company with banking offices located primarily in the Chicago area.  The words “MB Financial,”  “the Company,” “we,” “our” and “us” refer to MB Financial, Inc. and its wholly owned subsidiaries, unless we indicate otherwise.  Our primary market is the Chicago metropolitan area, in which we operate 85 banking offices through our bank subsidiary, MB Financial Bank, N.A. (MB Financial Bank). Through MB Financial Bank, we offer a broad range of financial services primarily to small and middle market businesses and individuals in the markets that we serve.  Our primary lines of business include commercial banking, leasing, retail banking and wealth management.  As of December 31, 2012, on a consolidated basis, we had total assets of $9.6 billion, deposits of $7.5 billion, stockholders’ equity of $1.3 billion, and $2.9 billion of client assets under management in our Wealth Management Group (including $1.8 billion in our trust department and $1.1 billion in our majority owned asset management firm, Cedar Hill Associates LLC).

MB Financial, Inc. was incorporated as a Maryland corporation in 2001 in connection with a merger of predecessor companies. We have completed a number of acquisitions in recent years, including the following recent transactions.

During 2009 and 2010, MB Financial Bank acquired certain assets and assumed certain liabilities of the following institutions in transactions facilitated by the Federal Deposit Insurance Corporation (FDIC):

•	Glenwood, Illinois-based Heritage Community Bank (Heritage);

•	Oak Forest, Illinois-based InBank;

•	Chicago, Illinois-based Corus Bank, N.A. (Corus);

•	Aurora, Illinois-based Benchmark Bank (Benchmark);

•	Chicago, Illinois-based New Century Bank (New Century); and

•	Chicago, Illinois-based Broadway Bank (Broadway).

For the Heritage, Benchmark, New Century and Broadway transactions, MB Financial Bank entered into loss-share agreements with the FDIC.  Under the loss-share agreements, MB Financial Bank shares in the losses on assets (generally loans and other real estate owned) covered under the agreements (referred to as “covered loans” and “covered other real estate owned”).

On December 28, 2012, MB Financial Bank acquired Celtic Leasing Corp. (“Celtic”), a privately held, mid-ticket equipment leasing company. See Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

MB Financial Bank Subsidiaries

MB Financial Bank, our largest subsidiary, has two wholly owned subsidiaries with significant operating activities: LaSalle Systems Leasing, Inc. (LaSalle) and Celtic. MB Financial Bank also has a majority owned subsidiary with significant operating activities, Cedar Hill Associates, LLC (Cedar Hill).

LaSalle, which we acquired in 2002, focuses on leasing technology-related equipment to middle market and larger businesses located throughout the United States.  LaSalle also specializes in selling and administering third party equipment maintenance contracts as well as technology-related equipment. Celtic focuses on leasing equipment to middle market health care, legal, technology, and manufacturing companies located throughout the United States.

Cedar Hill is an asset management firm located in Chicago, Illinois that we acquired in April 2008.

During the fourth quarter of 2012, MB Financial Bank's subsidiary, Vision Investment Services, Inc., a registered broker/dealer with the Securities and Exchange Commission, was dissolved.

Primary Lines of Business

Our operations are managed as one unit, and we have one reportable segment. Our chief operating decision-makers use consolidated information to make operating and strategic decisions.

We concentrate on serving middle market businesses and their owners. We also serve consumers who live or work near our branches. We operate four primary lines of business: commercial banking, leasing, retail banking, and wealth management. Each is described below.

Commercial Banking.  Commercial banking focuses on serving middle market businesses, primarily located in the Chicago metropolitan area. We provide a full set of credit, deposit, treasury management, capital markets, and international banking products to these companies. In general, our credit products are designed for companies with annual revenues between $10 million and $250 million. We have a broad range of credit products for our target market, including working capital loans and lines of credit; accounts receivable financing; inventory and equipment financing; industrial revenue bond financing; business acquisition loans; owner occupied real estate loans; and financial, performance and commercial letters of credit. Our deposit and treasury management products are designed for companies with annual revenues up to $500 million and include: internet banking products, investment sweep accounts, zero balance accounts, automated tax payments, ATM access, telephone banking, lockbox, automated clearing house transactions, account reconciliation, controlled disbursement, detail and general information reporting, wire transfers, vault services for currency and coin, and checking accounts. Our capital markets products include derivatives and interest rate risk solutions, capital solutions, merger and acquisition advisory, and real estate debt placement. Our international banking services include trade services, export trade finance, and foreign exchange. We also provide a full set of credit, deposit and treasury management services for real estate operators and investors.

Leasing. Leasing includes lease banking as well as lease originations and related services. Lease banking serves equipment leasing companies located throughout the United States. We have provided banking services to this industry for more than three decades. Competition in serving equipment lessors generally comes from large banks, finance companies, large industrial companies and some community banks. We compete based upon rapid decision-making and elite service and by providing flexible financial solutions to meet our customers' needs. We provide full banking services to leasing companies by financing the debt portion of leveraged equipment leases (referred to as lease loans), providing short and long-term equity financing and by making working capital and bridge loans. For lease loans, a lessee's credit is often rated as investment grade for its public debt by Moody's, Standard & Poors or the equivalent. Whether or not a lessee has a public debt rating, they are subject to the same internal credit analysis as any other customer of MB Financial Bank. Lessees include investment grade “Fortune 1000” companies located throughout the U.S. and large middle-market companies. We also invest directly in equipment that we lease to other companies located throughout the United States (referred to as direct finance, leveraged or operating leases). Our operating lease portfolio is made up of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, and general manufacturing equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business, thereby increasing the likelihood of renewal at the end of the lease term.

Retail Banking.  Retail banking has 85 banking offices and approximately 125 ATMs located throughout the Chicago metropolitan area. We also have one branch in Philadelphia, Pennsylvania. Our target customer includes individuals who live and work near our branch offices, as well as companies with annual revenues of $1 to $10 million located near our offices. Our personal checking product line offers checking options designed for all market segments--the under-served, the more affluent, the loyal customer, the very young and the senior population. These products are supported by relevant ancillary services such as “ibankmb.com,” our internet banking and bill pay service. Customers may also take advantage of the MB Debit MasterCard, our Platinum Credit Card, and our new Everyday Prepaid Card. Our retail lending division offers mortgages and other personal loan solutions.

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

We also offer our extensive MB Bank@Work program through which our bankers will go to enrolled employers' facilities to provide individual banking services for their employees.

Our bankers strive to provide high quality personal service. Our telephone customer service center is open 7 days a week. PAL, our automated telephone banking service, and MB.net are available 24/7 to provide a constant information source for our customers.

Wealth Management.  Our wealth management group provides comprehensive wealth management solutions to individuals, corporations and not-for-profits. We provide private banking, investment management, custody, personal trust, financial planning and wealth advisory services to business owners, high net worth individuals, foundations and endowments, and private banking services through our private bankers, asset management and trust advisors and Cedar Hill. Estate settlement, guardianship and retirement plan services are provided through our asset management and trust group. Our investment advisors working in our branches offer a wide variety of financial products and services to our retail customers, including non-FDIC insured investment alternatives and/or insurance products. MB Financial Bank subsidiary Cedar Hill also provides clients with non-FDIC insured investment alternatives and/or insurance products.

Lending Activities

General.  Our loan portfolio consists primarily of loans to businesses or for business purposes.

Commercial.  We make commercial loans mainly to middle market businesses, most often located in the Chicago area.  Borrowers tend to be privately-owned and are generally manufacturers, wholesalers, distributors, long-term health care operators and service providers.  Loan products offered are primarily working capital and term loans and lines of credit that help our customers finance accounts receivable, inventory and equipment.  We also offer financial, performance and commercial letters of credit.  Commercial loans secured by owner occupied real estate are classified as commercial real estate loans.  Most commercial loans are short-term in nature, being one year or less, with the maximum term generally being five to seven years.  Our commercial loans typically range in size from $250 thousand to $20 million.

Lines of credit for customers are typically secured, and are subject to renewal upon a satisfactory review of the borrower’s financial condition and credit history.  Secured short-term commercial business loans are usually collateralized by accounts receivable, inventory, equipment and/or real estate, and advances are usually predicated on predetermined advance rates depending upon asset class.  Such loans are typically, but not always, guaranteed by the owners of the business.  Collateral securing commercial loans may depreciate over time, be difficult to appraise and fluctuate in value based on the success of the business.  In addition, in the case of loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the ability of the borrower to collect the amounts due from its customers.  Accordingly, we make our commercial loans primarily based on the historical and expected cash flow of the borrower, secondarily on underlying collateral provided by the borrower, and lastly on guarantor support.

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

Construction Real Estate.  Prior to 2008, we provided construction loans for the acquisition and development of land and construction of condominiums, townhomes, and one-to-four family residences.  We also provided acquisition, development and construction loans for retail and other commercial purposes, primarily in our market areas. Since 2008, we have provided construction loans primarily for owner occupied real estate.  Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion.  Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation on real property, our estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness.  If our estimate of the value of a project at completion proves to be overstated or market values have declined since we originated our loan, we may have inadequate security for repayment of the loan and we may incur a loss.

Lease Loans.  We lend money to leasing companies to finance the debt portion of leases (which we refer to as lease loans).  A lease loan arises when a leasing company discounts the equipment rental revenue stream owed to a leasing company by a lessee.  Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment.  For this reason, we underwrite lease loans by examining the creditworthiness of the lessee rather than the lessor.  Generally, lease loans are secured by an assignment of lease payments and a security interest in the equipment being leased.  As with commercial loans secured by equipment, equipment securing our lease loans may depreciate over time, may be difficult to value and may fluctuate in value.  We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for repayment of all required amounts under lease loans.  In the event of default, it is unlikely that the proceeds from the sale of leased equipment will be sufficient to satisfy the outstanding unpaid amounts under terms of the lease loan.

The lessees usually acknowledge our security interest in the leased equipment and often agrees to send lease payments directly to us.  Lessees are often companies that have an investment grade public debt rating by Moody’s or Standard & Poors or the equivalent although we also provide credit to below investment grade and non-rated companies.  Whether or not a lessee has a public debt rating, they are subject to the same internal credit analysis as any other customer.  Lease loans typically have a fixed interest rate and are fully amortizing, with maturities typically ranging from three to five years.

We also invest directly in equipment leased to other companies (which we refer to as direct finance, leveraged or operating leases).  The profitability of these investments depends, to a great degree, upon our ability to realize the expected residual values of this equipment.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Residual Value of Our Direct Finance, Leveraged and Operating Leases.”

Residential Real Estate.  We originate fixed and adjustable rate residential real estate loans secured by one to four family homes.  Terms of first mortgages generally range from five to thirty years.  In deciding whether to make a residential real estate loan, we consider the qualifications of the borrower as well as the value of the underlying property.  Our general practice is to sell a majority of our newly originated fixed-rate residential real estate loans and to hold in portfolio a limited number of adjustable-rate residential real estate loans with 15 and 30 year maturities.

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

Competition

We face substantial competition in all phases of our operations, including deposit gathering and loan origination, from a variety of competitors.  Commercial banks, savings institutions, brokerage firms, credit unions, mutual fund companies, asset management firms, insurance companies and specialty finance companies all compete with us for new and existing customers.  Our bank competes by providing quality services and expertise to our customers, ease of access to our facilities, convenient hours and competitive pricing (including competitive interest rates paid on deposits, interest rates charged on loans and fees charged for other non-interest related services).

Personnel

As of December 31, 2012, we and our subsidiaries employed a total of 1,758 full-time equivalent employees.  We consider our relationship with our employees to be good.

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

The Bank Holding Company Act generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal

Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks.  The list of activities permitted by the Federal Reserve Board includes, among other things: finance leasing and lending; operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

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

Capital Adequacy.  The Federal Reserve Board, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation (collectively, the federal banking agencies) have issued substantially similar risk-based and leverage capital regulations applicable to bank holding companies and banks.  In addition, these agencies may from time to time require that a bank holding company or bank maintain capital above the minimum levels, based on its financial condition or actual or anticipated growth.

The Federal Reserve Board’s risk-based regulations establish a two-tier capital framework.  Tier 1 capital generally consists of common stockholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles.  Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities.  The sum of Tier 1 and Tier 2 capital represents qualifying total capital, at least 50% of which must consist of Tier 1 capital.

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets.  Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk.  For bank holding companies, generally the minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%.  Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2012 were 14.73% and 16.62%, respectively.

The Federal Reserve Board’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets.  The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2012, we had a leverage ratio of 10.50%.

The federal banking agencies’ risk-based capital rules are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”).  The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies and regulations to which they apply.  Actions of the Committee have no direct effect on banks in participating countries.  In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I.  Basel II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines.  Basel II also addresses capital requirements for operational risk and refines the existing capital requirements for market risk exposures.

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

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity generally referred to as “Basel III.”  Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are considered by United States banking regulators in developing new regulations applicable to other banks and bank holding companies.

For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	minimum capital ratios, including a minimum ratio of common equity to risk-weighted assets;

•	an additional countercyclical capital buffer to be imposed by banking regulators periodically at their discretion, with advance notice;

•	restrictions on capital distributions and discretionary bonuses when capital ratios fall within the buffer zone;

•	deduction from common equity of deferred tax assets that depend on future profitability to be realized;

•	increased capital requirements for counterparty credit risk relating to over the counter (OTC) derivatives, repos and securities financing activities; and

•	for capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement.

The federal banking agencies have proposed regulations to implement the provisions of the Dodd-Frank Act and Basel III on capital. These are described below under “-Proposed Capital Regulations.”

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

As of December 31, 2012, our subsidiary bank met the requirements to be classified as “well-capitalized.”

In connection with proposed new capital rules, certain changes to the prompt corrective action rules have also been proposed. See “--Proposed Capital Regulations” below.

Proposed Capital Regulations
The federal banking agencies have proposed regulations that would substantially amend the capital regulations currently applicable to us. The proposed regulations would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. As published, the proposed regulations contemplated a general effective date of January 1, 2013, and, for certain provisions, various phase-in periods and later effective dates. However, the federal banking agencies have announced that the proposed regulations will not be effective on January 1, 2013. The agencies have not adopted final rules or published any modifications to the proposed regulations. The proposed regulations as published are summarized below. It is not possible to predict when or in what form final regulations may be adopted.
The proposed regulations include new minimum capital ratios, to be phased in until fully effective on January 1, 2015, and would refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital ratios would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed regulations would also establish a “capital conservation buffer” requirement of 2.5% above each of the new regulatory minimum capital ratios to be phased in starting on January 1, 2016 and fully effective on January 1, 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if any of its capital levels fell below the buffer amount.
The proposed regulations also implement other revisions to the current capital rules, such as recognition of all unrealized gains and losses on available for sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

The federal banking agencies also proposed revisions, effective January 1, 2015, to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions if their capital levels show signs of weakness. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:” (i) a common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).
The proposed regulations set forth certain changes for the calculation of risk-weighted assets, effective January 1, 2015. In particular, the proposed regulations would establish risk-weighting categories generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures. Specifics include, among others:

•
For residential mortgage exposures, changing the current 50% risk weight for high-quality seasoned mortgages and 100% risk-weight for all other mortgages to risk weights between 35% and 200% depending upon the LTV ratio and other factors (but VA and FHA guaranteed loans would have 0% risk weight).

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•	Certain increased capital requirements for counterparty credit risk relating to over-the-counter derivatives, repos and securities financing transactions.

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

Federal Deposit Insurance Reform.  The FDIC maintains the Deposit Insurance Fund (the “DIF”).  The deposit accounts of our subsidiary bank are insured by the DIF to the maximum amount provided by law.  The general insurance limit is $250 thousand, but for non-interest bearing transaction accounts, there was unlimited insurance coverage until January 1, 2013.  This insurance is backed by the full faith and credit of the United States Government.

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

As required by the Dodd-Frank Act, the FDIC has adopted rules, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above, and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.

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

Regulatory Reform.  On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act (as amended) implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

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

•
Make permanent the $250 thousand limit for federal deposit insurance and provided unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions (later legislation extended this unlimited coverage to IOLTA accounts until January 1, 2013).

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

A substantial portion of our loan portfolio is secured by real estate. Deterioration in the real estate markets or other segments of our loan portfolio could lead to losses, which could have a material negative effect on our financial condition and results of operations.

As of December 31, 2012, excluding loans acquired in the Heritage, Benchmark, Broadway and New Century FDIC-assisted transactions and covered by our loss-sharing agreements with the FDIC for those transactions, approximately 42% of our total loan portfolio was secured by real estate (compared to approximately 45% as of December 31, 2011), a majority of which is commercial real estate.

Our commercial real estate loans make up approximately 30% of the loan portfolio and underlying weakness in the real estate market result in additional risk in the portfolio.

Our commercial real estate portfolio consists of health care, industrial, multifamily, office, retail and church and schools loans.  Our concentration in commercial real estate loans involves additional risk as the values of the properties securing the loans have declined over the past several years.  Vacancy rates have increased over the past several years, resulting in lower cash flows on the underlying properties and stress on our customer's ability to repay their loans.

At December 31, 2012, excluding loans acquired in the Heritage, Benchmark, Broadway and New Century FDIC-assisted transactions and covered by our loss-sharing agreements with the FDIC for those transactions, our commercial real estate loans totaled $1.8 billion, or 30% of our total loan portfolio. This loan type represented approximately 51% of our total non-performing loans as of December 31, 2012.

The deterioration in the quality of our commercial real estate portfolio has been a significant factor behind the higher than normal charge-offs and provisions for loan losses we have experienced in recent years.  A weak real estate market could result in additional charge-offs and provisions for loan losses, which could have a material negative effect on our financial condition and results of operations.

Repayment of our commercial loans and lease loans is often dependent on the cash flows of the borrower or lessee, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

We make our commercial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial loans may depreciate over time, be difficult to appraise and fluctuate in value. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. Accordingly, we make our commercial loans primarily based on the historical and expected cash flow of the borrower and secondarily on underlying collateral provided by the borrower. At December 31, 2012, our commercial loans totaled $1.2 billion, or 21% of our total loan portfolio. This loan type represented approximately 20.6% of our total non-performing loans as of December 31, 2012.

We lend money to small and mid-sized independent leasing companies to finance the debt portion of leases (which we refer to as lease loans). A lease loan arises when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee. Our lease loans entail many of the same types of risks as our commercial loans. Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease loan, it is unlikely that the proceeds from the sale of the leased equipment will be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2012, our lease loans totaled $1.3 billion, or 23% of our total loan portfolio. This loan type represented approximately 1.2% of our total non-performing loans as of December 31, 2012.

We have recently been negatively affected by credit risk associated with residential real estate.

We originate fixed and adjustable rate loans secured by one- to four-family residential real estate.  Our general practice is to sell a majority of our newly originated fixed-rate residential real estate loans and to hold in portfolio a limited number of adjustable-rate residential real estate loans with 15 and 30 year maturities. Our portfolio also includes home equity lines of credit and fixed-rate second mortgage loans.  Home equity lines of credit are generally extended up to 80% of the value of the property, less existing liens.  Terms for second mortgages typically range from five to ten years.

This type of real estate lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Chicago-area housing markets has reduced the value of the real estate collateral securing these types of loans and increased the risk that we will incur losses if borrowers default on their loans. Residential loans with high combined loan-to-value ratios generally will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, the borrowers may be unable to repay their loans in full from the sale proceeds. As a result, these loans may experience higher rates of delinquencies, defaults and losses, which could in turn adversely affect our financial condition and results of operations.

Our non-performing consumer related loans increased from $14.7 million, or 11.4% of our total non-performing loans, as of December 31, 2011 to $30.9 million, or 26% of our total non-performing loans, as of December 31, 2012, primarily due to increases in non-performing home equity and residential real estate loans. These two categories combined accounted for 95% of the consumer related non-performing loans as of December 31, 2012.

 Changes in economic conditions, particularly an economic slowdown in the Chicago area, could hurt our business.

Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. Deterioration in economic conditions, particularly within the Chicago area, could result in the following consequences, among others, any of which could hurt our business materially:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	collateral for our loans may decline in value, in turn reducing a customer’s borrowing power; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

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

Negative developments in the financial industry have adversely affected our industry and our business.

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

Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations. Many of our investment securities are issued by and some of our loans are made to the U.S. government and government agencies and sponsored entities.

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

Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	credit experience of a particular borrower;

•	changes in economic and industry conditions; and

•	duration of the loan.

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

The fair value of our investment securities can fluctuate due to market conditions out of our control.

As of December 31, 2012, our investment securities portfolio contained 117 securities in an unrealized loss position (with total unrealized losses of $6.4 million as of that date), compared to 39 securities in an unrealized loss position as of December 31, 2011 (with total unrealized losses of $2.3 million as of that date). Factors beyond our control can significantly influence the fair value of securities in our investment securities portfolio and can cause potential adverse changes to the fair value of these securities. These factors include but are not limited to rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the credit markets. Any of these mentioned factors could cause an-other-than-temporary impairment or permanent impairment of these assets, which would lead to accounting charges which could have a material negative effect on our financial condition and results of operations. In addition, we have a large longer term municipal security portfolio that would decline substantially in value if interest rates increase materially.

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

Changes in interest rates may reduce our net interest income, and may result in higher defaults in a rising rate environment.

Our consolidated operating results are largely dependent on our net interest income. Net interest income is the difference between interest earned on loans and investments and interest expense incurred on deposits and other borrowings. Our net interest income is impacted by changes in market rates of interest, changes in credit spreads, changes in the shape of the yield curve, the interest rate sensitivity of our assets and liabilities, prepayments on our loans and investments, and the mix of our funding sources and assets, among other things.

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

If the interest rates paid on deposits and other interest bearing liabilities increase at a faster rate than the interest rates received on loans and other interest earning assets, our net interest income, and therefore earnings, could be adversely affected.  As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. In addition, a substantial portion of our loans (approximately 40% of our total loan portfolio as of December 31, 2012) have adjustable interest rates.  While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of default. Rising interest rates also may reduce the demand for loans and the value of our fixed-rate investment securities.

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

•	We have completed various acquisitions in the past few years that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future.

Our participation in the loss-share agreements with the FDIC requires that we follow certain servicing procedures, and the terms of certain loans may exceed the coverage periods under the loss-share agreements.

MB Financial Bank entered into loss-share agreements with the FDIC as part of the Heritage, Benchmark, Broadway and New Century transactions. These loss-share agreements require that MB Financial Bank follow certain servicing procedures as specified in the agreement.  A failure to follow these procedures or any other breach of the agreement by MB Financial Bank could result in the loss of FDIC reimbursement of losses on covered loans and other real estate owned, which could have a material negative effect on our financial condition and results of operations. In addition, the loss-share agreements protect MB Financial Bank against losses for limited periods of time (generally ten years for single family residential real estate loans and five years for commercial loans). To the extent MB Financial Bank continues to hold any of the covered loans following the expiration of the applicable loss-share period, it will absorb 100% of any losses. The loss-share agreements begin to expire as follows: Heritage in March 2014, Benchmark in December 2014, and Broadway and New Century in June 2015.

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

Prepaid card products and services are subject to extensive supervision and regulations are costly to maintain and maybe subject to fraud.

We recently introduced several prepaid card products for our retail banking customers and are the issuing bank for a sponsorship general purpose reloadable program. Prepaid cards are highly regulated by federal and state regulatory authorities.  Some of the laws and related regulations in this area include consumer protection laws, escheat laws, privacy laws, anti-money laundering laws and data protection laws.  Compliance with these laws and regulations is costly and requires significant personnel resources.

Issuers of prepaid cards have suffered significant losses in recent years with respect to the theft of cardholder data that has been illegally exploited for personal gain. Criminals are using increasingly sophisticated methods to engage in illegal activities involving cards and cardholder information, such as counterfeiting, fraudulent payment or refund schemes and identity theft. We rely upon third parties for some transaction processing services, which subjects us and our cardholders to risks related to the vulnerabilities of those third parties.  Theft or fraud-related losses involving our prepaid cards and other products and services could result in reputational damage to us and adversely affect our operating results.

Financial reform legislation will, among other things, tighten capital standards and result in new regulations that are expected to increase our costs of operations.

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

Among the many requirements in the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.  Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities will be grandfathered.  In addition, the Office of the Comptroller of the Currency is required to seek to make its capital requirements for national banks, such as MB Financial Bank, countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction. See “Item 1. Business-Supervision and Regulation-Proposed Capital Regulations.”

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution and are generally expected to increase for institutions having total assets in excess of $10 billion. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor.

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

If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are based on a complex model using, among other things, cash flows and company comparisons.  As of December 31, 2012, our market capitalization was less than the book value of our total common stockholders’ equity.  Should this condition continue to exist for an extended period of time, the Company will consider this and other factors, including the Company’s anticipated cash flows, to determine whether goodwill is impaired. Our future cash flow estimates assume a similar economic environment to what we have seen in 2012.  If this does not happen, our future cash flows would be negatively impacted.  No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.

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

Our operations rely on numerous external vendors.
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements, because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third party vendor or is renewed on terms less favorable to us.

 We are subject to certain risks in connection with our use of technology.
Our security measures may not be sufficient to mitigate the risk of a cyber attack.
Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.
Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could result in significant legal liability and significant damage to our reputation and our business.
Our security measures may not protect us from systems failures or interruptions.
While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
The occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

We conduct our business at 85 banking offices located in the Chicago metropolitan area and one banking office in Philadelphia, Pennsylvania.  We own a majority of our banking center facilities.  The remaining facilities are leased.  We have approximately 125 ATMs at our branches and at other locations.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.  See Note 7 of the notes to our consolidated financial statements for additional information regarding our premises and equipment.

We also have non-bank office locations in Chicago and Forest Park, Illinois; Paramus, New Jersey; Birmingham and Troy, Michigan; Columbus, Ohio; and Irvine, LaJolla and Newport Beach, California.  These offices are used by our lease banking personnel and our Cedar Hill, LaSalle and Celtic subsidiaries.

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

Item 4.	Mine Safety Disclosures

Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MBFI.”  There were approximately 1,406 holders of record of our common stock as of December 31, 2012.

The following table presents quarterly market price information and cash dividends paid per share for our common stock for 2012 and 2011:

	Market Price Range
	High	Low	Dividends Paid
2012
Quarter ended December 31, 2012	$20.66	$17.00	$0.10
Quarter ended September 30, 2012	$22.46	$19.71	$0.01
Quarter ended June 30, 2012	$22.21	$18.88	$0.01
Quarter ended March 31, 2012	$22.26	$17.11	$0.01
2011
Quarter ended December 31, 2011	$17.97	$14.01	$0.01
Quarter ended September 30, 2011	$21.25	$13.86	$0.01
Quarter ended June 30, 2011	$22.49	$17.38	$0.01
Quarter ended March 31, 2011	$21.52	$17.09	$0.01

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

The following table sets forth information for the three months ended December 31, 2012 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 — October 31, 2012	—	$—	—	1,000,000
November 1, 2012 — November 30, 2012	—	—	—	1,000,000
December 1, 2012 — December 31, 2012	3,730	19.15	—	1,000,000
Total	3,730	$19.15	—

(1)          Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.

In the fourth quarter of 2012, the Company's board of directors authorized the Company to purchase up to one million shares of common stock from time to time over the next two years, subject to market conditions and other factors.

Stock Performance Presentation

In addition to showing the cumulative returns for the Company's common stock and the NASDAQ Composite Index, the stock performance graph contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 included the NASDAQ Bank Index and an index of peer companies selected by the Company. The Company believes that a better industry comparison would be provided by using the SNL Mid Cap Bank Index instead of the NASDAQ Bank Index, as the performance of the latter is skewed by companies with market capitalizations much larger and smaller than the Company's. The peer index will be removed as the number of companies currently comprising the group has made that index less meaningful than it was in the past.

In accordance with Item 201(e) of Regulation S-K of the Securities and Exchange Commission, which requires the inclusion of all new indexes and all indexes used in the immediately preceding year, the following line graph shows a comparison of the cumulative returns for the period beginning December 31, 2007 and ending December 31, 2012 of the Company's common stock, the NASDAQ Composite Index, the SNL Mid Cap Bank Index, the NASDAQ Bank Index and an index of peer companies selected by the Company. The information assumes that $100 was invested at the closing price on December 31, 2007 in the Company's common stock and each index, and that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
FOR MB FINANCIAL, INC., NASDAQ COMPOSITE INDEX, NASDAQ BANK INDEX,
SNL MID CAP BANK INDEX, AND PEER GROUP INDEX

Total Return Performance
$125
$100
$75
$50
$25
$-
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
MB Financial, Inc.
NASDAQ Composite Index
NASDAQ Bank Index
SNL Mid Cap Bank Index
Peer Group Index

	Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
MB Financial, Inc.	$100.00	$93.01	$66.26	$58.35	$57.74	$67.14
NASDAQ Composite Index	100.00	60.02	87.24	103.08	102.26	120.42
NASDAQ Bank Index	100.00	78.46	65.67	74.97	67.10	79.64
SNL Mid Cap Bank Index	100.00	52.25	44.30	51.51	45.28	50.74
Peer Group Index	100.00	71.16	42.92	50.76	42.04	57.52

The Peer Group is made up of the common stock of the following companies:
First Midwest Bancorp, Inc.
Old Second Bancorp, Inc.
PrivateBancorp, Inc.
Taylor Capital Group, Inc.
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

For purposes of the following discussion, balances, average rate, income and expenses associated with the Company’s merchant card processing business have been excluded from continuing operations.

Our summary consolidated financial information and other financial data contain information determined by methods other than in accordance with GAAP.  These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis.

The tax equivalent adjustment to net interest income and net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate.  Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes do not pertain to our most central business operations, making the measure more meaningful when comparing our operating results from period to period.

A reconciliation of net interest margin on a fully tax equivalent basis to net interest margin is contained in the “Selected Financial Data” discussed below.

Selected Financial Data:

	As of or for the Year Ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010 (1)	2009 (2)	2008
Statement of Income Data:
Interest income	$335,310	$384,560	$429,640	$393,538	$413,788
Interest expense	42,522	59,287	89,868	142,986	192,900
Net interest income	292,788	325,273	339,772	250,552	220,888
Provision for credit losses	(8,900)	120,750	246,200	231,800	125,721
Net interest income after provision for credit losses	301,688	204,523	93,572	18,752	95,167
Other income	111,599	109,106	185,756	127,154	80,393
Other expenses	286,436	269,633	258,776	223,750	183,390
Income (loss) before income taxes	126,851	43,996	20,552	(77,844)	(7,830)
Applicable income tax expense (benefit)	36,477	5,268	24	(45,265)	(23,555)
Income (loss) from continuing operations	90,374	38,728	20,528	(32,579)	15,725
Income from discontinued operations, net of income tax	—	—	—	6,453	439
Net income (loss)	90,374	38,728	20,528	(26,126)	16,164
Dividends and discount accretion on preferred shares	3,269	10,414	10,382	10,298	789
Net income (loss) available to common stockholders	$87,105	$28,314	$10,146	$(36,424)	$15,375
Common Share Data:
Basic earnings (loss) per common share from continuing operations	$1.67	$0.71	$0.39	$(0.81)	$0.45
Basic earnings per common share from discontinued operations	—	—	—	0.16	0.01
Basic earnings (loss) per common share	1.61	0.52	0.19	(0.91)	0.44
Diluted earnings (loss) per common share from continuing operations	1.66	0.71	0.39	(0.81)	0.45
Diluted earnings per common share from discontinued operations	—	—	—	0.16	0.01
Diluted earnings (loss) per common share	1.60	0.52	0.19	(0.91)	0.44
Common book value per common share	23.29	21.92	21.14	20.75	25.17
Weighted average common shares outstanding:
Basic	54,270,297	54,057,158	52,724,715	40,042,655	34,706,092
Diluted	54,505,976	54,337,280	53,035,047	40,042,655	35,061,712
Dividend payout ratio (3)	8.13%	7.69%	21.05%	NM	163.64%
Cash dividends per common share	$0.13	$0.04	$0.04	$0.15	$0.72

(1)	In 2010, we completed two FDIC-assisted transactions. See Note 2 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.

(2)	In 2009, we completed four FDIC-assisted transactions.

(3)	Not meaningful for 2009 due to our net loss for that year.

Selected Financial Data (continued):

	As of or for the Year Ended December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and due from banks	$176,010	$144,228	$106,726	$136,763	$79,824
Investment securities	2,416,977	2,509,412	1,677,929	2,913,594	1,400,376
Loans, gross	5,766,930	5,950,995	6,617,811	6,524,547	6,228,563
Allowance for loan losses	124,204	126,798	192,217	177,072	144,001
Loans held for sale	7,492	4,727	—	—	—
Total assets	9,571,805	9,833,072	10,320,364	10,865,393	8,819,763
Deposits	7,542,697	7,647,607	8,152,958	8,683,276	6,495,571
Short-term and long-term borrowings	336,652	486,218	553,917	655,266	960,085
Junior subordinated notes issued to capital trusts	152,065	158,538	158,571	158,677	158,824
Stockholders’ equity	1,275,770	1,393,027	1,344,786	1,251,180	1,068,824
Performance Ratios:
Return on average assets	0.95%	0.39%	0.20%	(0.27)%	0.20%
Return on average equity	6.83	2.85	1.54	(2.32)	1.80
Return on average common equity	7.05	2.43	0.89	(3.91)	1.74
Net interest margin (1)	3.49	3.75	3.72	2.85	3.03
Tax equivalent effect	0.24	0.15	0.11	0.12	0.13
Net interest margin — fully tax equivalent basis (1)	3.73	3.90	3.83	2.97	3.16
Loans to deposits	76.46	77.82	81.17	75.14	95.89
Asset Quality Ratios:
Non-performing loans to total loans (2)	2.03%	2.17%	5.48%	4.16%	2.34%
Non-performing assets to total assets (3)	1.62	2.12	4.21	2.84	1.71
Allowance for loan losses to total loans	2.15	2.13	2.90	2.71	2.31
Allowance for loan losses to non-performing loans (2)	106.17	98.00	53.03	65.26	98.67
Net loan charge-offs to average loans	(0.02)	2.90	3.42	3.09	0.79
Liquidity and Capital Ratios:
Tier 1 capital to risk-weighted assets	14.73%	17.34%	15.75%	13.51%	12.07%
Total capital to risk-weighted assets	16.62	19.39	17.75	15.45	14.08
Tier 1 capital to average assets	10.50	11.73	10.66	8.71	9.85
Average equity to average assets	13.35	13.65	12.65	11.51	10.90
Other:
Banking facilities	86	88	90	87	72
Full time equivalent employees	1,758	1,684	1,703	1,638	1,342

(1)	Net interest margin represents net interest income from continuing operations as a percentage of average interest earning assets.

(2)
Non-performing loans include loans accounted for on a non-accrual basis and accruing loans contractually past due 90 days or more as to interest or principal.  Non-performing loans excludes purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Corus, Benchmark, Broadway, and New Century FDIC-assisted transactions.  See Note 5 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.

(3)
Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.  Non-performing assets exclude other real estate owned that is related to the Heritage, InBank, Benchmark, Broadway, and New Century FDIC-assisted transactions.  See Note 5 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.

Selected Financial Data (continued):

The following table sets forth our selected quarterly financial data (in thousands, except common share data):

	Three Months Ended 2012				Three Months Ended 2011
	December	September	June	March	December	September	June	March
Statement of Income Data:
Interest income	$77,614	$82,663	$85,593	$89,440	$93,433	$94,288	$98,105	$98,734
Interest expense	8,098	10,588	11,489	12,347	13,188	13,872	15,698	16,529
Net interest income	69,516	72,075	74,104	77,093	80,245	80,416	82,407	82,205
Provision for credit losses	1,000	(13,000)	—	3,100	8,000	11,500	61,250	40,000
Net interest income after provision for credit losses	68,516	85,075	74,104	73,993	72,245	68,916	21,157	42,205
Other income	36,285	28,553	23,907	22,854	24,451	26,367	29,145	29,143
Other expenses	71,106	81,165	66,834	67,331	69,433	66,608	66,728	66,864
Income (loss) before income taxes	33,695	32,463	31,177	29,516	27,263	28,675	(16,426)	4,484
Income tax expense (benefit)	9,683	9,330	9,034	8,430	7,810	8,978	(9,060)	(2,460)
Net income (loss)	$24,012	$23,133	$22,143	$21,086	$19,453	$19,697	$(7,366)	$6,944
Dividends and discount accretion on preferred shares	—	—	—	3,269	2,606	2,605	2,602	2,601
Net income (loss) available to common stockholders	$24,012	$23,133	$22,143	$17,817	$16,847	$17,092	$(9,968)	$4,343
Net interest margin	3.31%	3.42%	3.59%	3.64%	3.71%	3.74%	3.79%	3.76%
Tax equivalent effect	0.26	0.25	0.24	0.23	0.20	0.16	0.13	0.12
Net interest margin on a fully tax equivalent basis	3.57%	3.67%	3.83%	3.87%	3.91%	3.90%	3.92%	3.88%
Common Share Data:
Basic earnings (loss) per common share	$0.44	$0.43	$0.41	$0.33	$0.31	$0.32	$(0.18)	$0.08
Diluted earnings (loss) per common share	0.44	0.42	0.41	0.33	0.31	0.31	(0.18)	0.08
Weighted average common shares outstanding	54,401,504	54,346,827	54,174,717	54,155,856	54,140,646	54,121,156	54,002,979	53,961,176
Diluted weighted average common shares outstanding	54,597,737	54,556,517	54,448,709	54,411,916	54,360,178	54,323,320	54,002,979	54,254,876

Fourth Quarter Results

We had net income available to common stockholders of $24.0 million for the fourth quarter of 2012 compared to net income available to common stockholders of $16.8 million for the fourth quarter of 2011.  The results for the fourth quarter of 2012 generated an annualized return on average assets of 1.01% and an annualized return on average common equity of 7.55% compared to 0.78% and 5.66%, respectively, for the same period in 2011.

Net interest income on a fully tax equivalent basis decreased $9.8 million during the fourth quarter of 2012 compared to the fourth quarter of 2011, primarily due to a $241.2 million decrease in average interest earning assets and a 34 basis point decline in our net interest margin on a fully tax equivalent basis. The decrease in average interest earning assets was primarily due to a decrease in covered loans and taxable investment securities. The decline in the margin was primarily due to lower covered loan yields, and tighter credit spreads, partially offset by lower costs of funds.

The provision for credit losses was $1.0 million in the fourth quarter of 2012 and $8.0 million in the fourth quarter of 2011.  Net recoveries were $2.4 million in the fourth quarter of 2012 compared to net charge-offs of $13.9 million in the fourth quarter of 2011.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Asset Quality” in Item 7 below for further analysis of the allowance for loan losses.

Other income was $36.3 million during the fourth quarter of 2012, an increase of $11.8 million, or 48.4%, compared to $24.5 million for the fourth quarter of 2011. This growth was driven by revenue from our key fee initiatives:

•	Net lease financing income increased as a result of an increase in equipment remarketing gains and fees from the sale of equipment maintenance contracts.

•	Capital markets and international banking service fees increased primarily due to an increase in merger and acquisition advisory and interest rate swap fees.

•	Card fee income increased primarily due to fees earned on prepaid and credit cards.

•	Loan service fees increased due to an increase in prepayment fees.

•	Other income was also impacted by lower losses recognized on OREO.

Other expenses increased $1.7 million, or 2.4%, to $71.1 million for the fourth quarter of 2012 from $69.4 million for the fourth quarter of 2011.

•	Salaries and employee benefits expense increased primarily due to annual salary increases, an increase in incentives, commissions on higher lease revenues, and higher health insurance claims.

•	Other real estate expense decreased as a result of fewer properties in other real estate owned throughout the fourth quarter of 2012 compared to the fourth quarter of 2011.

•
Other operating expenses were down partially due to the decrease in FDIC insurance premiums as a result of a change in the assessment computation during the second quarter of 2012 and the impact of improved credit quality on the computation.

•
Other operating expenses were also favorably impacted in the fourth quarter of 2012 by a decrease in the clawback liability related to our loss share agreements with the FDIC recorded during the period.

Income tax expense for the fourth quarter of 2012 increased to $9.7 million from $7.8 million for the fourth quarter of 2011 due to higher pre-tax income.

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

Overview

We had net income and net income available to common stockholders of $87.1 million for the year ended December 31, 2012 compared to net income and net income available to common stockholders of $38.7 million and $28.3 million, respectively, for the year ended December 31, 2011 and net income and net income available to common shareholders of $20.5 million and $10.1 million, respectively, for the year ended December 31, 2010. Fully diluted earnings per common share were $1.60 for the year ended December 31, 2012 compared to $0.52 per common share in 2011 and $0.19 per common share in 2010.

The increase in earnings from the year ended December 31, 2011 to the year ended December 31, 2012 was primarily due to a $129.7 million decrease in provision for credit losses as a result of improved credit quality, partially offset by a $32.5 million decrease in net interest income as a result of a decline in average earning assets and net interest margin and a $12.7 million increase in prepayment fees on interest bearing liabilities.  The increase in earnings from the year ended December 31, 2010 to the year ended December 31, 2011 was primarily due to a $125.5 million decrease in provision for credit losses of as a result of improved credit quality, partially offset by a $62.6 million decrease in acquisition related gains and a $18.0 million decrease in gains from the sale of investment securities.

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

Our net income is also affected by other income and other expenses.  During the years ended December 31, 2012, 2011 and 2010, other income included revenue from our key fee initiatives: capital markets and international banking service fees, commercial deposit and treasury management fees, net lease financing income, trust and asset management fees, and card fees. Other income also included loan service fees, consumer and other deposit service fees, brokerage fees, net gain (loss) on investment securities, increase in cash surrender value of life insurance, net gain (loss) on sale of other assets, acquisition related gains, accretion of the FDIC indemnification asset, other real estate owned gains or losses, net gains on sale of loans and other operating income.  During the years ended December 31, 2012, 2011 and 2010, other expenses included salaries and employee benefits, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, branch impairment charges, other real estate expenses (net of rental income), prepayment fees on interest bearing liabilities and other operating expenses.  Additionally, dividends on preferred shares reduced net income available to common stockholders.

Net interest income is affected by changes in the volume and mix of interest earning assets, interest earned on those assets, the volume and mix of interest bearing liabilities and interest paid on interest bearing liabilities.  Other income and other expenses are impacted by growth of operations and growth in the number of loan and deposit accounts through both acquisitions and core banking business growth.  Growth in operations affects other expenses primarily as a result of additional employee, branch facility and promotional marketing expense.  Growth in the number of loan and deposit accounts affects other income, including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.  Non-performing asset levels impact salaries and benefits, legal expenses and other real estate owned expenses.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At December 31, 2012, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $74.9 million.  See Note 1 and Note 6 of our audited consolidated financial statements for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2012, the Company had $104 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of December 31, 2012, the Company had approximately $9 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

See Note 18 to the consolidated financial statements for a complete discussion on the Company’s use of fair valuation of assets and liabilities and the related measurement techniques.

Goodwill.  The excess of the cost of an acquisition over the fair value of the net assets acquired consists of goodwill, and core deposit and client relationship intangibles.  See Note 8 to the consolidated financial statements for further information regarding core deposit and client relationship intangibles.  The Company reviews goodwill to determine potential impairment annually, or more frequently if events and circumstances indicate that goodwill might be impaired, by comparing the carrying value of the reporting unit with the fair value of the reporting unit.

The Company’s annual assessment date for goodwill impairment testing is as of December 31.  No impairment losses were recognized during the years ended December 31, 2012, 2011 and 2010.

Goodwill is tested for impairment at the reporting unit level. All of our goodwill is allocated to MB Financial, Inc., which is the Company's only applicable reporting unit for purposes of testing goodwill impairment. Fair value was computed by estimating the future cash flows of the Company and present valuing those cash flows at an interest rate equal to our cost of capital. In addition, we compared our fair value calculation with our stock price adjusted for a control premium for reasonableness relative to our fair value calculation. Key assumptions used in estimating future cash flows included loan and deposit growth, the interest rate environment, credit spreads on new and renewed loans, future deposit pricing, loan charge-offs, provision for credit losses, fee income growth and operating expense growth. Our future cash flow estimates assumed a similar economic environment to what we experienced in 2012.

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

	Year Ended December 31,
(dollars in thousands)	2012			2011			2010
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$5,412,373	$263,079	4.86%	$5,867,533	$317,566	5.41%	$6,581,528	$358,648	5.45%
Loans exempt from federal income taxes (4)	278,925	13,275	4.68	231,505	11,118	4.74	177,248	8,978	5.00
Taxable investment securities	1,542,814	33,424	2.17	1,669,971	41,349	2.48	1,635,544	50,542	3.09
Investment securities exempt from federal income taxes (4)	815,500	45,094	5.53	460,971	26,562	5.76	356,496	20,900	5.86
Federal funds sold	—	—	—	—	—	—	352	2	0.56
Other interest bearing deposits	337,325	867	0.26	442,190	1,153	0.26	386,521	1,028	0.27
Total interest earning assets	8,386,937	$355,739	4.24	8,672,170	$397,748	4.59	9,137,689	$440,098	4.82
Non-interest earning assets	1,161,048			1,283,963			1,368,339
Total assets	$9,547,985			$9,956,133			$10,506,028
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$2,646,299	$4,286	0.16%	$2,678,049	$7,637	0.29%	$2,767,044	$14,965	0.54%
Savings deposit	789,595	786	0.10	732,731	1,379	0.19	619,304	1,911	0.31
Time deposits	2,132,370	25,186	1.18	2,610,436	35,865	1.37	3,335,457	58,974	1.77
Short-term borrowings	231,872	1,204	0.52	244,594	849	0.35	268,251	1,145	0.43
Long-term borrowings and junior subordinated notes	362,255	11,060	3.00	439,054	13,557	3.05	465,387	12,873	2.73
Total interest bearing liabilities	6,162,391	$42,522	0.69	6,704,864	$59,287	0.88	7,455,443	$89,868	1.21
Non-interest bearing deposits	1,973,666			1,771,918			1,594,504
Other non-interest bearing liabilities	137,302			120,647			127,099
Stockholders’ equity	1,274,626			1,358,704			1,328,982
Total liabilities and stockholders’ equity	$9,547,985			$9,956,133			$10,506,028
Net interest income/interest rate spread (5)		$313,217	3.55%		$338,461	3.71%		$350,230	3.61%
Less: taxable equivalent adjustment		20,429			13,188			10,458
Net interest income, as reported		$292,788			$325,273			$339,772
Net interest margin (6)			3.49%			3.75%			3.72%
Tax equivalent effect			0.24%			0.15%			0.11%
Net interest margin on a fully tax equivalent basis (6)			3.73%			3.90%			3.83%

(1)       Non-accrual loans are included in average loans.
(2)       Interest income includes amortization of deferred loan origination fees of $3.5 million, $4.7 million and $4.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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

Net interest income on a fully tax equivalent basis decreased $25.2 million during the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to a $285.2 million decrease in average interest earning assets and a 17 basis point decline in our net interest margin on a fully tax equivalent basis. The decrease in average interest earning assets was primarily due to a decrease in loan balances. The net interest margin, expressed on a fully tax equivalent basis, was 3.73% for 2012 and 3.90% for 2011. The decline in the margin was primarily due to lower covered loan yields (negatively impacted the margin by 12 basis points), and tighter credit spreads, partially offset by lower costs of funds.

Net interest income on a fully tax equivalent basis decreased $11.8 million during the year ended December 31, 2011 compared to the year ended December 31, 2010, a result of a lower level of interest earning assets partially offset by an increase in net interest margin on a fully tax equivalent basis.  The net interest margin, expressed on a fully tax equivalent basis, was 3.90% for 2011 and 3.83% for 2010.  The margin increase from the prior year was due to a decrease in our average cost of funds as a result of an improved deposit mix and downward repricing of interest bearing deposits, as well as a lower level of non-performing loans.  The deposit mix shifted as certificates of deposits for rate sensitive customers were not renewed and non-interest bearing deposits increased.

Volume and Rate Analysis of Net Interest Income

The following table presents the extent to which changes in volume and interest rates of interest earning assets and interest bearing liabilities have affected our interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior period rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior period volume) and (iii) change attributable to a combination of changes in rate and volume (change in rates multiplied by the changes in volume) (in thousands).  Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate (dollars in thousands).

	Year Ended December 31,
	2012 Compared to 2011			2011 Compared to 2010
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
Interest Earning Assets:
Loans	$(23,549)	$(30,938)	$(54,487)	$(38,662)	$(2,420)	$(41,082)
Loans exempt from federal income taxes (1)	2,258	(101)	2,157	2,627	(487)	2,140
Taxable investment securities	(2,999)	(4,926)	(7,925)	1,043	(10,236)	(9,193)
Investment securities exempt from federal income taxes (1)	19,645	(1,113)	18,532	6,028	(366)	5,662
Federal funds sold	—	—	—	(2)	—	(2)
Other interest bearing deposits	(270)	(16)	(286)	145	(20)	125
Total decrease in interest income	(4,915)	(37,094)	(42,009)	(28,821)	(13,529)	(42,350)
Interest Bearing Liabilities:
Deposits
NOW and money market deposit accounts	(90)	(3,261)	(3,351)	(467)	(6,861)	(7,328)
Savings deposits	100	(693)	(593)	306	(838)	(532)
Time deposits	(6,047)	(4,632)	(10,679)	(11,408)	(11,701)	(23,109)
Short-term borrowings	(46)	401	355	(95)	(201)	(296)
Long-term borrowings and junior subordinated notes	(2,347)	(150)	(2,497)	(756)	1,440	684
Total decrease in interest expense	(8,430)	(8,335)	(16,765)	(12,420)	(18,161)	(30,581)
Total increase (decrease) in net interest income	$3,515	$(28,759)	$(25,244)	$(16,401)	$4,632	$(11,769)

(1)          Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% rate.

Other Income

	Year Ended
	December 31, 2012	December 31, 2011	Increase/ (Decrease)	Percentage Change
Other income (in thousands):
Capital markets and international banking fees	$5,086	$1,870	$3,216	172.0%
Commercial deposit and treasury management fees	23,636	23,559	77	0.3%
Lease financing, net	36,382	26,939	9,443	35.1%
Trust and asset management fees	17,990	17,324	666	3.8%
Card fees	9,368	7,032	2,336	33.2%
Loan service fees	5,845	6,355	(510)	(8.0)%
Consumer and other deposit service fees	14,428	15,375	(947)	(6.2)%
Brokerage fees	4,792	5,884	(1,092)	(18.6)%
Net gain on sale of securities available for sale	555	640	(85)	(13.3)%
Increase in cash surrender value of life insurance	3,570	4,377	(807)	(18.4)%
Net gain (loss) on sale of assets	(942)	283	(1,225)	(432.9)%
Accretion of FDIC indemnification asset	1,055	4,838	(3,783)	(78.2)%
Net loss recognized on other real estate owned	(17,594)	(13,613)	(3,981)	29.2%
Net gain on sale of loans	2,325	2,607	(282)	(10.8)%
Other operating income	5,103	5,636	(533)	(9.5)%
Total other income	$111,599	$109,106	$2,493	2.3%

Other income increased by $2.5 million, or 2.3%, for the year ended December 31, 2012 compared to the year ended December 31, 2011, driven by revenue from our key fee initiatives.

•	Net lease financing income increased as a result of an increase in equipment remarketing gain and fees from the sale of equipment maintenance contracts.

•	Capital markets and international banking service fees increased due to an increase in interest rate swap fees, merger and acquisition advisory fees, and international banking activities.

•
Card fee income increased primarily due to card interchange income being limited in the fourth quarter of 2011 as a result of the Durbin Amendment of the Dodd-Frank Act, additional debit card activity, and an increase in fees earned on credit cards and prepaid cards.

These fee income increases were offset by the increase in losses recognized on other real estate owned and on the sale of assets and the decreases in accretion of FDIC indemnification asset, brokerage fees and consumer and other deposit service fees.

•	Losses recognized on other real estate owned were higher as a result of increased impairments due to a decline in the value of land held in other real estate owned.

•	Losses recognized on the sale of assets increased as a result of the disposal of fixed assets.

•	Accretion of FDIC indemnification asset decreased $3.8 million, consistent with the decrease in the related asset balance.

•	Brokerage fees declined due to a decrease in third party brokerage revenues.

•	Consumer and other deposit service fees decreased as a result of lower NSF fees.

	Year Ended
	December 31, 2011	December 31, 2010	Increase/ (Decrease)	Percentage Change
Other income (in thousands):
Capital markets and international banking fees	$1,870	$344	$1,526	443.6%
Commercial deposit and treasury management fees	23,559	21,806	1,753	8.0%
Lease financing, net	26,939	21,853	5,086	23.3%
Trust and asset management fees	17,324	15,037	2,287	15.2%
Card fees	7,032	7,057	(25)	(0.4)%
Loan service fees	6,355	6,172	183	3.0%
Consumer and other deposit service fees	15,375	17,024	(1,649)	(9.7)%
Brokerage fees	5,884	5,012	872	17.4%
Net gain on sale of securities available for sale	640	18,648	(18,008)	(96.6)%
Increase in cash surrender value of life insurance	4,377	3,516	861	24.5%
Net gain (loss) on sale of assets	283	630	(347)	(55.1)%
Acquisition related gains	—	62,649	(62,649)	(100.0)%
Accretion of FDIC indemnification asset	4,838	9,678	(4,840)	(50.0)%
Net loss recognized on other real estate owned	(13,613)	(9,285)	(4,328)	46.6%
Net gain on sale of loans	2,607	870	1,737	199.7%
Other operating income	5,636	4,745	891	18.8%
Total other income	$109,106	$185,756	$(76,650)	(41.3)%

Other income decreased by $76.7 million from the year ended December 31, 2010 to the year ended December 31, 2011.

•
We recognized $62.6 million in acquisition related gains on the Broadway Bank and New Century Bank FDIC-assisted transactions in the second quarter of 2010. We did not have any acquisition related gains in 2011.

•	Gains on sales of investment securities were lower due to fewer sales in 2011.

•	Accretion of the FDIC indemnification asset decreased $4.8 million, consistent with the decrease in the related asset balance.

•	Net loss recognized on other real estate owned increased primarily as a result of increased impairments due to a decline in value of land held in other real estate owned in 2011.

These decreases were partially offset by growth in revenue from our key fee initiatives.

•	Net lease financing increased primarily due to an increase in the sales of third party equipment maintenance contracts.

•	Trust and asset management fees increased primarily due to the addition of a significant number of accounts during the third quarter of 2010, which impacted the full year in 2011.

•	Commercial deposit and treasury management fees increased primarily due to higher NSF and service charge fees.

•	Capital markets and international banking fees increased as a result of higher interest rate swap fees and increased international banking activities.

Other Expenses

	Year Ended
	December 31, 2012	December 31, 2011	Increase/ (Decrease)	Percentage Change
Other expense (in thousands):
Salaries and employee benefits	$165,696	$153,858	$11,838	7.7%
Occupancy and equipment expense	35,806	35,467	339	1.0%
Computer services and telecommunication expense	15,499	14,885	614	4.1%
Advertising and marketing expense	8,183	7,038	1,145	16.3%
Professional and legal expense	6,110	6,147	(37)	(0.6)%
Other intangibles amortization expense	5,010	5,665	(655)	(11.6)%
Branch impairment charges	2,190	1,594	596	37.4%
Other real estate expense, net	2,990	4,294	(1,304)	(30.4)%
Prepayment fees on interest bearing liabilities	12,682	—	12,682	100.0%
Other operating expenses	32,270	40,685	(8,415)	(20.7)%
Total other expenses	$286,436	$269,633	$16,803	6.2%

Other expense increased by $16.8 million, or 6.2%, from the year ended December 31, 2011 to the year ended December 31, 2012.

•
We recognized $12.7 million in prepayment fees on interest bearing liabilities in the third quarter of 2012 in order to lower our future funding costs, including a $100 million FHLB advance with a 3.85% interest rate, brokered certificates of deposit of $101 million with a 3.16% average interest rate and the $6.2 million FOBB Statutory Trust I with a 10.6% interest rate.

•	Salaries and employee benefits expense increased primarily due to annual salary increases, an increase in incentives, commissions on higher lease revenues, and higher health insurance claims.

•
Other operating expenses were down partially due to the decrease in FDIC insurance premiums as a result of a change in the assessment computation during the second quarter of 2012 and the impact of improved credit quality on the computation.

•	Other operating expenses were also favorably impacted in 2012 by a decrease in the clawback liability related to our loss share agreements with the FDIC recorded during the year.

•	Other real estate expense decreased as a result of fewer properties in other real estate owned throughout 2012 compared to 2011.

	Year Ended
	December 31, 2011	December 31, 2010	Increase/ (Decrease)	Percentage Change
Other expense (in thousands):
Salaries and employee benefits	$153,858	$144,349	$9,509	6.6%
Occupancy and equipment expense	35,467	34,845	622	1.8%
Computer services and telecommunication expense	14,885	14,615	270	1.8%
Advertising and marketing expense	7,038	6,465	573	8.9%
Professional and legal expense	6,147	5,803	344	5.9%
Other intangibles amortization expense	5,665	6,214	(549)	(8.8)%
Branch impairment charges	1,594	—	1,594	100.0%
Other real estate expense, net	4,294	2,694	1,600	59.4%
Prepayment fees on interest bearing liabilities	—	—	—	—%
Other operating expenses	40,685	43,791	(3,106)	(7.1)%
Total other expenses	$269,633	$258,776	$10,857	4.2%

Other expense increased by $10.9 million, or 4.2%, from the year ended December 31, 2010 to the year ended December 31, 2011.

•
Salaries and employee benefits expense increased due to full year impact of employees added during 2010 in connection with the New Century and Broadway FDIC-assisted acquisitions, problem loan remediation staff added in 2010, and increased leasing commissions on higher leasing revenues.

•	Other real estate expense increased as a result of more properties in other real estate owned throughout 2011 compared to 2010.

•
Other operating expenses declined as a result of the decrease in FDIC insurance premiums due to lower deposits, a change in the assessment computation during 2011, and the impact of improved credit quality on the computation.

•	Other expense was also impacted by $1.6 million of fixed asset impairment charges due to our decision to close three branches throughout 2011.

Income Taxes

Income tax expense for the year ended December 31, 2012 was $36.5 million compared to income tax expense of $5.3 million for the year ended December 31, 2011.  The increase was primarily due to an increase in our pre-tax income during the year ended December 31, 2012.

Income tax expense for the year ended December 31, 2011 was $5.3 million compared to income tax expense of $24 thousand for the year ended December 31, 2010.   The increase was primarily due to an increase in our pre-tax income during the year ended December 31, 2011.  The income tax expense for 2011 included $2 million of income tax benefit as deferred tax assets increased as a result of an increase in the Illinois corporate income tax rate which was enacted and became effective in the first quarter of 2011.

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

Balance Sheet

Total assets decreased $261.3 million, or 2.7%, from $9.8 billion at December 31, 2011 to $9.6 billion at December 31, 2012.
Investment securities decreased $92.4 million, or 3.7%, from December 31, 2011 to December 31, 2012 mostly as a result of the principal payments received on mortgage-backed securities that were not reinvested in the portfolio. Over the past year, we changed the mix of our investment securities portfolio by allocating a larger portion of the portfolio to municipal securities. This has helped mitigate the impact of high levels of mortgage-backed security prepayments in the current interest rate environment.

Gross loans decreased by $184.1 million, or 3.1%, to $5.8 billion at December 31, 2012 from $6.0 billion at December 31, 2011 mainly as a result of the decrease in covered loans. Gross loans, excluding covered loans, increased from 2011 to 2012 by $28.6 million. Our loan portfolio mix improved over the past twelve months from the standpoint of lowering our real estate-related exposure, as commercial and lease loan balances increased while commercial real estate and construction loan balances decreased.

Total liabilities decreased by $144.0 million, or 1.7%, from $8.4 billion at December 31, 2011 to $8.3 billion at December 31, 2012.

Total deposits decreased by $104.9 million, or 1.4%, to $7.5 billion at December 31, 2012 from $7.6 billion at December 31, 2011, primarily due to the $101 million brokered certificates of deposit prepayment in the third quarter of 2012. Over the past year, our deposit mix improved as noninterest bearing deposits increased by 14.8% and comprised 28.7% of total deposits at December 31, 2012 compared to 24.7% at December 31, 2011.

Total borrowings decreased by $156.0 million, or 24.2%, to $488.7 million at December 31, 2012. The decrease in total borrowings was primarily due to the prepayment in the third quarter of 2012 of the $100 million FHLB advance and $6.2 million FOBB Statutory Trust I, as discussed above.

Total stockholders’ equity decreased $117.3 million to $1.3 billion at December 31, 2012 compared to $1.4 billion at December 31, 2011. During 2012, we repurchased all $196 million of preferred stock and the related warrant issued as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program.

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

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	Year Ended December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$38,605	$41,315	$39,640	$42,401	$18,766	$19,434
States and political subdivisions	679,991	725,019	500,979	535,660	351,274	364,932
Residential mortgage-backed securities	930,413	939,202	1,256,696	1,281,806	1,174,500	1,196,536
Commercial mortgage-backed securities	51,100	54,126	51,324	52,685	521	530
Corporate bonds	97,014	96,674	5,899	5,899	6,140	6,140
Equity securities	11,398	11,835	10,457	10,846	10,093	10,171
	1,808,521	1,868,171	1,864,995	1,929,297	1,561,294	1,597,743
Held to maturity
States and political subdivisions	237,563	258,602	240,183	247,664	—	—
Residential mortgage-backed securities	255,858	277,079	259,100	263,358	—	—
	493,421	535,681	499,283	511,022	—	—
Total	$2,301,942	$2,403,852	$2,364,278	$2,440,319	$1,561,294	$1,597,743

Over the past year, we changed the mix of our investment portfolio by allocating a larger portion of the investment portfolio to municipal securities and corporate bonds. This has helped mitigate the impact of high levels of mortgage-backed security prepayments in the current interest rate environment. Municipal securities were 39.8% of total investment securities at December 31, 2012 compared to 30.9% of total investment securities a year ago.

Fannie Mae issued mortgage-backed securities had an aggregate book value and market value of $334.0 million and $337.8 million, respectively, at December 31, 2012.  Freddie Mac issued mortgage-backed securities had an aggregate book value and market value of $414.0 million and $420.7 million at December 31, 2012, respectively.  We do not have any meaningful direct or indirect holdings of subprime residential mortgage investment securities, home equity lines of credit investment securities, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.  Additionally, more than 95% of our mortgage-backed securities are U.S. agency guaranteed.

The Company has no direct exposure to the State of Illinois, but approximately 23% of the state and political subdivisions portfolio consists of securities issued by municipalities in Illinois.  Approximately 40% of state and political subdivisions securities are insured and approximately 89% of the portfolio consists of general obligation issues.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities at December 31, 2012 (dollars in thousands):

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
Available for sale
U.S. Government sponsored agencies and enterprises	$6,388	5.06%	$34,927	2.71%	$—	—%	$—	—%
States and political subdivision (1)	21,570	6.11%	241,914	5.56%	136,297	5.16%	325,238	5.41%
Residential mortgage-backed securities (2)	2	4.71%	10,836	2.44%	53,411	1.40%	874,953	1.09%
Commercial mortgage-backed securities (2)	—	—	253	2.60%	75	3.43%	53,798	5.29%
Corporate bonds	—	—	53,631	2.73%	37,819	2.89%	5,224	3.36%
Equity securities	—	—	—	—	—	—	11,835	2.23%
	27,960	5.87%	341,561	4.72%	227,602	3.90%	1,271,048	2.40%
Held to maturity
States and political subdivision (1)	—	—	1,300	3.50%	10,536	3.03%	225,727	3.62%
Residential mortgage-backed securities (2)	—	—	—	—	—	—	255,858	3.82%
	—	—	1,300	3.50%	10,536	3.03%	481,585	3.73%
Total	$27,960	5.87%	$342,861	4.72%	$238,138	3.86%	$1,752,633	2.76%

(1)   Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.
(2)   These securities are presented based upon contractual maturities.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2012		2011		2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial related credits:
Commercial loans	$1,220,472	21%	$1,113,123	19%	$1,206,984	18%	$1,387,476	21%	$1,522,380	24%
Commercial loans collateralized by assignment of lease payments	1,303,020	23%	1,208,575	20%	1,053,446	16%	953,452	15%	649,918	10%
Commercial real estate	1,761,832	30%	1,853,788	31%	2,176,584	33%	2,472,520	38%	2,353,261	38%
Construction real estate	110,261	2%	183,789	3%	423,339	6%	594,482	9%	757,900	13%
Total commercial related credits	4,395,585	76%	4,359,275	73%	4,860,353	73%	5,407,930	83%	5,283,459	85%
Other loans:
Residential real estate	314,359	5%	316,787	5%	328,482	5%	291,022	4%	295,336	5%
Indirect vehicle	208,633	4%	187,481	3%	175,664	3%	180,267	3%	189,227	3%
Home equity	305,186	5%	336,043	6%	381,662	6%	405,439	6%	401,029	6%
Other consumer loans	93,317	2%	88,865	2%	59,320	1%	66,293	1%	59,512	1%
Total other loans	921,495	16%	929,176	16%	945,128	15%	943,021	14%	945,104	15%
Gross loans excluding covered loans	5,317,080	92%	5,288,451	89%	5,805,481	88%	6,350,951	97%	6,228,563	100%
Covered loans (1)	449,850	8%	662,544	11%	812,330	12%	173,596	3%	—	—%
Total loans (2)	$5,766,930	100%	$5,950,995	100%	$6,617,811	100%	$6,524,547	100%	$6,228,563	100%

(1)	Loans that MB Financial Bank will share losses with the FDIC are referred to as “covered loans.”

(2)
Gross loan balances at December 31, 2012, 2011, 2010, 2009, and 2008 are net of unearned income, including net deferred loans fees of $1.1 million, $1.0 million, $3.3 million, $4.6 million, and $4.5 million, respectively.

Gross loans, excluding covered loans, increased from 2011 to 2012 by $28.6 million. Our loan portfolio mix improved over the past twelve months from the standpoint of lowering our real estate-related exposure, as commercial and lease loan balances increased while commercial real estate and construction loan balances decreased.

Gross loans, excluding covered loans, decreased from 2010 to 2011 by approximately $517.0 million. During the second quarter of 2011, we sold $281.6 million in loans, including $156.3 million in non-performing loans.

The decrease in commercial and commercial real estate loans from December 31, 2010 to December 31, 2011 was primarily due to the loan sale discussed above, remixing our loan portfolio to reduce problem credits and weaker demand.  The lease loan portfolio increased, as we continued to emphasize growth in this area, both organically and through our acquisition of Celtic, completed at the end of 2012.  We believe that our lease loan portfolio has historically performed better than our other lending categories as a result of lessees typically being larger than our typical middle market customer with more staying power during economic downturns and the leased equipment being central to their operations. The decrease in construction loans from December 31, 2010 to December 31, 2011 was primarily due to principal pay downs and disposition of problem credits with fewer new loans being generated due to reduced demand and tighter underwriting standards.

Loan Maturities

The following table sets forth information regarding our non-performing loans and the scheduled maturity information for the performing loans in our loan portfolio at December 31, 2012 (in thousands).  Demand loans, loans having no stated schedule of repayments, loans with no stated maturity and overdrafts are reported as due in one year or less (dollars in thousands).

		Due in One Year Or Less		Due after One Year Through Five Years		Due after Five Years
	Non-Performing	Fixed	Floating	Fixed	Floating	Fixed	Floating
	Loans (1)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Total
Commercial loans	$24,115	$43,109	$600,846	$137,754	$272,221	$63,117	$79,310	$1,220,472
Commercial loans collateralized by assignment of lease payments	1,402	134,417	413	1,100,937	8,202	57,649	—	1,303,020
Commercial real estate	59,508	329,482	243,029	610,479	278,991	71,165	169,178	1,761,832
Construction real estate	1,028	4,740	35,656	2,542	13,149	11,000	42,146	110,261
Residential real estate	10,943	27,435	402	2,805	429	113,312	159,033	314,359
Indirect vehicle	1,494	7,275	—	126,649	—	73,215	—	208,633
Home equity	18,486	616	43,973	4,719	139,457	24,571	73,364	305,186
Other consumer loans	10	43,734	15,479	2,568	11,353	1,639	18,534	93,317
Covered loans	—	216,901	63,072	126,682	20,767	6,311	16,117	449,850
Gross loans	$116,986	$807,709	$1,002,870	$2,115,135	$744,569	$421,979	$557,682	$5,766,930

(1)
Excludes purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Corus, Benchmark, Broadway, and New Century transactions.  See Note 6 to our Consolidated Financial Statements for further information regarding purchased credit-impaired loans.

(2)	Excludes non-performing loans.

Asset Quality

Non-performing loans include loans accounted for on a non-accrual basis and accruing loans contractually past due 90 days or more as to interest or principal.  Management reviews the loan portfolio for problem loans on an ongoing basis.  During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for loan losses and (if appropriate) partial or full charge-off.  After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  Generally, if interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income.  Loans will not be placed back on accrual status unless back interest and principal payments are made.  With respect to the loans that were on non-accrual status as of December 31, 2012 and 2011, the gross interest income that would have been recorded on such loans during the years ended December 31, 2012 and 2011 had such loans been current in accordance with their original terms was approximately $5.6 million and $11.9 million, respectively.  The amount of interest income on these loans that was included in net income for the years ended December 31, 2012 and 2011 was $376 thousand and $837 thousand, respectively.  Our general policy is to place loans 90 days past due on non-accrual status, as well as those loans that continue to pay, but display defined material weakness.

Non-performing loans exclude purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Corus, Benchmark, Broadway, and New Century FDIC-assisted transactions.  Fair value of these loans as of acquisition includes estimates of credit losses.  During the year ended December 31, 2012 there was a provision for credit losses of $8.1 million and net charge-offs of $4.4 million, respectively, in relation to 14 pools of purchased loans with a total carrying amount of $261.9 million as of December 31, 2012. During the year ended December 31, 2011 there was a provision to the allowance for loan losses of $3.8 million and net charge-offs of $3.0 million in relation to five pools of purchased loans with a total carrying amount of $32.7 million as of December 31, 2011.  There was $4.5 million in allowance for loan losses related to these purchased loans at December 31, 2012 and $827 thousand at December 31, 2011. See Note 5 of the notes to our consolidated financial statements for further information regarding purchased credit-impaired loans.

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	At December 31,
	2012	2011	2010	2009	2008
Non-performing loans:
Non-accruing loans	$115,387	$129,309	$362,441	$270,839	$145,936
Loans 90 days or more past due, still accruing interest	1,599	82	1	477	—
Total non-performing loans	116,986	129,391	362,442	271,316	145,936
Other real estate owned	36,977	78,452	71,476	36,711	4,366
Repossessed assets	773	156	82	333	356
Total non-performing assets	$154,736	$207,999	$434,000	$308,360	$150,658
Total allowance for loan losses (1)	$124,204	$126,798	$192,217	$177,072	$144,001
Accruing restructured loans (2)	$21,256	$37,996	$22,543	$—	$—
Total non-performing loans to total loans	2.03%	2.17%	5.48%	4.16%	2.34%
Total non-performing assets to total assets	1.62	2.12	4.21	2.84	1.71
Allowance for loan losses to non-performing loans	106.17	98.00	53.03	65.26	98.67

(1)
The reserve for unfunded credit commitments (primarily letters of credit) was reclassified from the allowance for loan losses to other liabilities as of June 30, 2011.  Includes $13.6 million, $3.1 million and $1.9 million of reserves on unfunded credit commitments at December 31, 2010, 2009 and 2008, respectively.

(2)
Accruing restructured loans consists primarily of commercial real estate, home equity and residential real estate loans that have been modified and are performing in accordance with those modified terms.

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

Other real estate owned that is related to our FDIC-assisted transactions is excluded from non-performing assets.  Other real estate owned related to the Heritage, Benchmark, Broadway, and New Century transactions, which totaled $21.4 million and $58.0 million at December 31, 2012 and 2011, respectively, is subject to the loss-share agreements with the FDIC.  See Note 2 of the notes to our consolidated financial statements for further information.

The following table presents a summary of other real estate owned (“OREO”), excluding assets related to FDIC-assisted transactions, for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Beginning balance	$78,452	$71,476	$36,711
Transfers in at fair value less estimated costs to sell	4,535	59,261	63,400
Capitalized OREO costs	2,809	1,534	558
Fair value adjustments	(15,901)	(10,988)	(7,786)
Net (losses) gains on sales of OREO	1,398	1,016	(725)
Cash received upon disposition	(34,316)	(43,847)	(20,682)
Ending balance	$36,977	$78,452	$71,476

As of December 31, 2012, the OREO portfolio consisted of 17 properties with $15.6 million of OREO balance related to land loans, 9 properties with $14.5 million of OREO balance related to construction loans, 9 properties with $4.4 million of OREO balance related to commercial real estate loans and 10 properties with $2.5 million of OREO balance related to residential real estate loans.  In addition, the Company also recorded losses of $3.1 million, $3.6 million, and $773 thousand on OREO related to assets acquired in FDIC-assisted transactions for the years ended December 31, 2012, 2011 and 2010, respectively.

Potential Problem Loans

We define potential problem loans as performing loans rated substandard and that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans). We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management. The following table sets forth the aggregate principal amount of potential problem loans at the dates indicated (in thousands):

	At December 31,
	2012	2011

Commercial loans	$27,224	$37,825
Commercial loans collateralized by assignment of lease payments	6,375	1,368
Commercial real estate	66,996	99,588
Construction real estate	10,958	10,375
Residential real estate	—	369
Home equity	—	231
Total	$111,553	$149,756

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

Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or any loan committee. Loans rated "one" represent those loans least likely to default and a loan rated "nine" represents a loss. The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time. We use a loan loss reserve model that incorporates the migration of loan risk ratings and historical default data over a multi-year period to develop our estimated default factors (EDFs). The model tracks annual loan rating migrations by loan type and currently uses loan risk rating migrations for 12 years. The migration data is adjusted by using average losses for an economic cycle (approximately 10 years) to develop EDFs by loan type, risk rating and maturity. EDFs are updated annually in December.

Estimated loan default factors are multiplied by individual loan balances in each risk-rating category and again multiplied by an historical loss given default estimate for each loan type (which incorporates estimated recoveries) to determine the appropriate allowance by loan type. This approach is applied to the commercial, lease, commercial real estate, and construction real estate components of the portfolio.

To account for current economic conditions, the general allowance for loan and lease losses (ALLL) also includes adjustments for macroeconomic factors. Macroeconomic factors adjust the ALLL upward or downward based on the current point in the economic cycle using predictive economic data and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, construction real estate and lease loan components. Our macroeconomic factors were developed using regression analyses to select economic indicators that have a high correlation with industry-wide charge-off rates. The correlation of over 25 indicators to charge-offs were tested (change in fed funds rate, change in personal income, durable goods orders, etc.). We annually review this data to determine that such a correlation continues to exist. We currently use the following macroeconomic indicators in our macroeconomic factor computation:

Commercial loans and lease loans:  Crude oil prices, our prior period charge-off rates and a manufacturing index.

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

The general loss reserve was $91.7 million as of December 31, 2012 and $102.2 million as of December 31, 2011.  The decrease in the general loss reserve was primarily due to the improvement in credit quality throughout 2012.  Reserves on impaired loans are included in the “Specific Reserve” section below.  See additional discussion in “Potential Problem Loans” above.

Specific Reserves.  Our allowance for loan losses also includes specific reserves on impaired loans. A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower's financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

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

In addition, each impaired loan with real estate collateral is reviewed quarterly by our appraisal department to determine that the most recent valuation remains appropriate during subsequent quarters until the next appraisal is received. If considered necessary by our appraisal department, the appraised value may be further discounted by internally applying accepted appraisal methodologies to an older appraisal. Accepted appraisal methodologies include: income capitalization approach adjusting for changes in underlying leases, adjustments related to condominium projects with units sales, adjustments for loan fundings, and “As is” compared to “As Stabilized” valuations.

Other valuation techniques are also used to value non-real estate assets. Discounts may be applied in the impairment analysis used for general business assets (GBA). Examples of GBA include accounts receivable, inventory, and any marketable securities pledged. The discount is used to reflect collection risk in the event of default that may not have been included in the valuation of the asset.

Although overall credit quality improved during 2012, the total specific reserve component of the allowance increased from $10.8 million as of December 31, 2011 to $16.9 million as of December 31, 2012.  This increase was due to additional reserves for consumer troubled debt restructurings in 2012 and lower partial charge-offs in 2012 compared to 2011.

Smaller Balance Homogenous Loans.  Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for smaller balance homogenous loans totaled $15.6 million at December 31, 2012 and $13.8 million at December 31, 2011. The increase in reserves for smaller balance homogenous loans at December 31, 2012 was due primarily to more home equity and mortgage loans migrating to non-performing status.

We consistently apply our methodology for determining the appropriateness of the allowance for loan losses, but may adjust our methodologies and assumptions based on historical information related to charge-offs and management's evaluation of the loan portfolio. In this regard, we periodically review the following to validate our allowance for loan losses: historical net charge-offs as they relate to prior periods allowance for loan loss, comparison of historical loan migration in past years compared to the current year, overall credit trends and ratios and any significant changes in loan concentrations. In reviewing this data, we adjust qualitative factors within our allowance methodology to appropriately reflect any changes warranted by the validation process.

The following table presents an analysis of the allowance for loan losses for the years presented (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Balance at beginning of year	$135,975	$192,217	$177,072	$144,001	$65,103
Provision for credit losses	(8,900)	120,750	246,200	231,800	125,721
Charge-offs:
Commercial loans	2,408	17,571	58,077	46,113	13,653
Commercial loans collateralized by assignment of lease payments	1,721	1,466	1,711	5,407	1,258
Commercial real estate	11,377	96,633	79,828	38,842	14,872
Residential real estate	2,944	12,643	3,326	1,476	550
Construction real estate	4,007	52,917	94,533	103,789	14,940
Indirect vehicles	2,259	2,836	3,199	4,085	2,109
Home equity	4,551	11,066	4,632	3,443	1,801
Other consumer loans	1,349	1,648	1,755	1,124	642
Total charge-offs	30,616	196,780	247,061	204,279	49,825
Recoveries:
Commercial loans	3,475	5,370	8,788	1,491	891
Commercial loans collateralized by assignment of lease payments	6,720	225	184	—	67
Commercial real estate	16,987	3,332	2,070	40	266
Residential real estate	501	49	184	44	29
Construction real estate	2,019	8,590	3,170	2,957	951
Indirect vehicles	1,096	1,399	1,163	757	625
Home equity	671	224	351	53	132
Other consumer loans	351	599	96	208	41
Total recoveries	31,820	19,788	16,006	5,550	3,002
Net (recoveries) charge-offs	(1,204)	176,992	231,055	198,729	46,823
Allowance for credit losses	128,279	135,975	192,217	177,072	144,001
Allowance for unfunded credit commitments(1)	(4,075)	(9,177)	—	—	—
Allowance for loan losses(2)	$124,204	$126,798	$192,217	$177,072	$144,001
Total loans at December 31,	$5,766,930	$5,950,995	$6,617,811	$6,524,547	$6,228,563
Ratio of allowance to total loans	2.15%	2.13%	2.90%	2.71%	2.31%
Ratio of net (recoveries) charge-offs to average loans	(0.02)%	2.90%	3.42%	3.09%	0.79%

(1)	The reserve for unfunded credit commitments (primarily letters of credit) was reclassified from the allowance for loan losses to other liabilities as of June 30, 2011.

(2)	Includes $13.6 million, $3.1 million, and $1.9 million of reserves on unfunded credit commitments at December 31, 2010, 2009, and 2008, respectively.

Net recoveries of $1.2 million were recorded in the year ended December 31, 2012 compared to net charge-offs of $177.0 million in the year ended December 31, 2011. As a result of lower downward migration of loans to non-performing status and higher collateral value underlying the loans that did migrate as well as net recoveries for the year, negative provision for credit losses of $8.9 million was recorded for the year ended December 31, 2012 compared to a provision of $120.8 million in the prior year.

Net charge-offs decreased $54.1 million to $177.0 million in the year ended December 31, 2011 compared to $231.1 million in the year ended December 31, 2010.  Provision for credit losses decreased by $125.5 million to $120.8 million in the year ended December 31, 2011 from $246.2 million in the same period of 2010.  The decrease in the required provision was a result of lower downward migration of loans to non-performing status and higher collateral value underlying the loans that did migrate.

During May of 2011, the Company began marketing certain loans for sale to third parties. Loan pools were finalized after receipt of loan bids in June 2011, and were transferred to loans held for sale at that time. Charge-offs were recorded when the loans were transferred to loans held for sale in June 2011. The sale was completed on June 30, 2011.  The results for the year ended December 31, 2011 include a provision for credit losses of approximately $50 million in connection with this sale. The loans sold had an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, including $156.3 million in non-performing loans.  We recognized approximately $87 million in charge-offs as a result of the sale.

The following table sets forth the allocation of the allowance for loan losses for the years presented and the percentage of loans in each category to total loans.  The purpose of this allocation is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2012		2011		2010		2009		2008
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial loans	$22,498	21%	$21,106	19%	$28,747	18%	$39,226	21%	$40,217	24%
Commercial loans collateralized by assignment of lease payments	7,755	23%	7,561	20%	6,424	16%	8,726	15%	10,245	10%
Commercial real estate	59,048	30%	68,658	31%	105,875	33%	56,710	38%	31,241	38%
Residential real estate	6,941	5%	3,935	5%	5,104	5%	2,934	4%	1,623	5%
Construction real estate	11,159	2%	15,639	3%	37,215	6%	59,760	9%	57,443	13%
Consumer related loans	12,287	11%	9,862	11%	8,852	10%	9,716	10%	3,232	10%
Covered loans	4,516	8%	37	11%	—	12%	—	3%	—	—
Total (1)	$124,204	100%	$126,798	100%	$192,217	100%	$177,072	100%	$144,001	100%

(1)
The reserve for unfunded credit commitments (primarily letters of credit) was reclassified from the allowance for loan losses to other liabilities as of June 30, 2011.  Includes $13.6 million, $3.1 million and $1.9 million of reserves on unfunded credit commitments at December 31, 2010, 2009 and 2008, respectively.

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

We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At scheduled meetings of the board of directors of MB Financial Bank, a watch list is presented, showing significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.” An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as valueless assets and have been charged-off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management's close attention are deemed to be Special Mention.

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Office of the Comptroller of the Currency, MB Financial Bank's primary regulator, which can order the establishment of additional general or specific loss allowances. There can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially adjust our allowance for loan losses. The Office of the Comptroller of the Currency, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. We analyze our process regularly, with modifications made if needed, and report those results four times per year at meetings of our board of directors. However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially adjust our allowance for loan losses at the time of their examination.

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

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our core deposits consist of checking accounts, NOW accounts, money market accounts, savings accounts and non-public certificates of deposit.  These deposits, along with brokered deposits, and short-term and long-term borrowings are used to support our asset base.  Our deposits are obtained predominantly from the geographic trade areas surrounding each of our office locations.  We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.  We also use brokered deposits as an alternative funding source which allows us flexibility in managing our overall interest expense.  Over the past twelve months, our deposit mix improved as low cost deposits (noninterest bearing deposits, money market and NOW accounts, and savings accounts) increased by $438.5 million, or 8.3%, and certificates of deposit declined by $543.4 million, or 23.0% at December 31, 2012 compared to the prior year. Low cost deposits comprised 76% of total deposits at December 31, 2012 compared to 69% at December 31, 2011.

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31,
	2012		2011
	Amount	Percent	Amount	Percent
Demand deposits, noninterest bearing	$2,164,547	28.7%	$1,885,694	24.7%
NOW and money market accounts	2,747,273	36.4%	2,645,334	34.5%
Savings deposits	811,333	10.8%	753,610	9.9%
Certificates of deposit, $100,000 or more	1,020,033	13.5%	1,393,165	18.2%
Other certificates of deposit	799,511	10.6%	969,804	12.7%
Total	$7,542,697	100.0%	$7,647,607	100.0%

The following table sets forth the maturities of certificates of deposit and other time deposits $100,000 and over at December 31, 2012 (in thousands):

Certificates of deposit $100,000 and over:
Maturing within three months	$194,381
After three but within six months	159,854
After six but within twelve months	248,536
After twelve months	368,495
Total certificates of deposit $100,000 and over (1)	$971,266

Other time deposits $100,000 and over (2):
Maturing within three months	$9,432
After three but within six months	11,041
After six but within twelve months	13,635
After twelve months	14,659
Total other time deposits $100,000 and over	$48,767

(1)	Includes brokered deposits of $293.9 million.

(2)
Consists of time deposits held in individual retirement accounts (IRAs) and time certificates that the customer has the option to increase the principal balance and maintain the original interest rate. Includes brokered deposits of $305 thousand.

Borrowings.  Short-term borrowings were $220.6 million at December 31, 2012 compared to $220.0 million at December 31, 2011.  We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings from time to time include federal funds purchased, securities sold under agreements to repurchase, lines of credit from correspondent banks and Federal Home Loan Bank advances.  We also offer customers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2012	2011	2010
Federal funds purchased:
Average balance outstanding	$13	$13	$1,151
Maximum outstanding at any month-end during the period	—	—	—
Balance outstanding at end of period	—	—	—
Weighted average interest rate during the period	0.45%	0.36%	0.50%
Weighted average interest rate at end of the period	—	—	—
Securities sold under agreements to repurchase:
Average balance outstanding	$210,891	$239,917	$260,361
Maximum outstanding at any month-end during the period	270,245	292,353	298,816
Balance outstanding at end of period	208,242	216,439	265,195
Weighted average interest rate during the period	0.26%	0.27%	0.37%
Weighted average interest rate at end of the period	0.23	0.30	0.31
Federal Home Loan Bank advances:
Average balance outstanding	$13,826	$4,664	$6,739
Maximum outstanding at any month-end during the period	24,006	8,966	5,002
Balance outstanding at end of period	12,360	3,515	3,649
Weighted average interest rate during the period	4.57%	4.50%	2.68%
Weighted average interest rate at end of the period	3.58	3.66	3.81
Correspondent bank line of credit:
Average balance outstanding	$7,142	$—	$—
Maximum outstanding at any month-end during the period	35,000	—	—
Balance outstanding at end of period	—	—	—
Weighted average interest rate during the period	0.23%	—%	—%
Weighted average interest rate at end of the period	—	—	—

Long-term borrowings include notes payable to other banks to support a portfolio of equipment that we own and lease to other companies, Federal Home Loan Bank advances, structured repurchase agreements, and subordinated debt.  As of December 31, 2012 and December 31, 2011, our long-term borrowings were $116.1 million and $266.3 million, respectively. During the third quarter of 2012, the Company prepaid a $100.0 million FHLB advance.

Junior subordinated notes issued to capital trusts include debentures sold to Coal City Capital Trust I, FOBB Statutory Trust I, FOBB Statutory Trust III, MB Financial Capital Trust II, MB Financial Capital Trust III, MB Financial Capital Trust IV, MB Financial Capital Trust V, and MB Financial Capital Trust VI in connection with the issuance of their preferred securities in 1998, 2000, 2003, 2005, 2006, 2006, 2007, and 2007, respectively. The Company repaid the $6.2 million of junior subordinated notes related to the FOBB Statutory Trust I during the third quarter of 2012.  As of December 31, 2012 and December 31, 2011, our junior subordinated notes issued to capital trusts were $152.1 million and $158.5 million, respectively.  See Notes 1 and 12 to the consolidated financial statements for further analysis.

Liquidity

Liquidity management is monitored by an Asset/Liability Committee, consisting of members of management, which reviews funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

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

We have no required regulatory liquidity ratios to maintain; however, we adhere to an internal policy which dictates internal thresholds.  This policy provides that we may not have a ratio of loans to deposits (including customer repurchase agreements) in excess of 90%.  In addition, our internal policy addresses current regulatory proposals that include (i) a “liquidity coverage ratio” or LCR, designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario and should exceed 110%, and (ii) a “net stable funding ratio” or NSFR, which is the proportion/ratio of available long-term assets to long-term, stable funding.  At December 31, 2012, we were in compliance with the foregoing policy.

At December 31, 2012, we had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $1.2 billion.  We anticipate that we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $1.3 billion at December 31, 2012, including brokered deposits.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at December 31, 2012, there were no firm lending commitments in place, management believes that we could borrow approximately $255.0 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago (FHLB).  As of December 31, 2012, the Company had $16.8 million outstanding in FHLB advances, and could borrow an additional amount of approximately $534.6 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of December 31, 2012, the Company had approximately $1.4 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. In addition, the Company has a $35.0 million unsecured line of credit with a correspondent bank. As of December 31, 2012, no amount was outstanding.

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

For additional information, including the notional amount and fair value of our derivative instruments at December 31, 2012, see Note 20 “Derivative Financial Instruments” to the consolidated financial statements.

Contractual Obligations.  In the ordinary course of operations, we enter into certain contractual obligations.  Such obligations include the funding of operations through debt issuances, subordinated notes issued to capital trusts, operating leases for premises and equipment, as well as capital expenditures for new premises and equipment.

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2012 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Time certificates	$1,819,544	$1,283,292	$377,120	$90,888	$68,244
Long-term borrowings	116,050	10,204	10,248	91,845	3,753
Junior subordinated notes issued to capital trusts(1)	152,065	—	—	—	152,065
Operating leases	42,089	6,016	10,051	6,793	19,229
Capital expenditures	545	545	—	—	—
Total	$2,130,293	$1,300,057	$397,419	$189,526	$243,291
Commitments to extend credit and letters of credit	$1,217,649

(1)	Call dates are set forth in Note 12 to the audited consolidated financial statements under Item 8. Financial Statements and Supplementary Data.

Capital Resources

MB Financial Bank is subject to the risk based capital regulations administered by the banking regulatory agencies.  The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%.  Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which, if undertaken, could have a direct material effect on the bank’s financial statements.  As of December 31, 2012, the most recent notification from the federal banking regulators categorized MB Financial Bank as well capitalized.

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

As of December 31, 2012, MB Financial Bank was “well capitalized” under the capital adequacy requirements to which it is subject.  The following table sets forth the actual and required regulatory capital amounts and ratios for MB Financial Bank and at the consolidated level as of December 31, 2012 (dollars in thousands):

					Required To Be Well
			Required For Capital		Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Consolidated	$1,059,357	16.62%	$509,885	8.00%	N/A	N/A
MB Financial Bank	983,817	15.49%	508,016	8.00%	$635,021	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	$939,087	14.73%	$254,942	4.00%	N/A	N/A
MB Financial Bank	863,836	13.60%	254,008	4.00%	$381,012	6.00%
Tier 1 capital (to average assets):
Consolidated	$939,087	10.50%	$357,906	4.00%	N/A	N/A
MB Financial Bank	863,836	9.68%	356,984	4.00%	$446,230	5.00%

N/A — not applicable

We established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The trust preferred securities were included in our consolidated Tier 1 Capital and Total Capital at December 31, 2012.

As of December 31, 2012, we had approximately $545 thousand in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.  We expect to pay the outstanding commitments as of December 31, 2012 through the normal cash flows of our business operations.

Statement of Cash Flows

Operating Activities.  Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities decreased by $89.0 million to $184.2 million for the year ended December 31, 2012 from $273.3 million for the year ended December 31, 2011.  The decrease was primarily due to the decrease in provision for credit losses, partially offset by an increase in net income in 2012.

Net cash flows provided by operating activities decreased by $31.8 million to $273.3 million for the year ended December 31, 2011 from $305.0 million for the year ended December 31, 2010.  The decrease was primarily due to the decrease in provision for credit losses in 2011 partially offset by the acquisition related gain recognized in 2010.

Investing Activities.  Cash used in investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the year ended December 31, 2012, the Company had net cash flows provided by investing activities of $327.7 million compared to net cash flows used in investing activities of $288.5 million for the year ended December 31, 2011.  The change was primarily due to fewer purchases of investment securities.

For the year ended December 31, 2011, the Company had net cash flows used in investing activities of $288.5 million compared to net cash flows provided by investing activities of $1.4 billion for the year ended December 31, 2010.  The change was primarily due to fewer sales of investment securities.

Financing Activities.  Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the year ended December 31, 2012, the Company had net cash flows used in financing activities of $469.0 million compared to net cash flows used in financing activities of $584.3 million for the year ended December 31,

2011.  The change in cash flows from financing activities was primarily due to less of a decrease in deposits offset by the repayments of borrowings and preferred stock.

For the year ended December 31, 2011, the Company had net cash flows used in financing activities of $584.3 million compared to net cash flows used in financing activities of $1.3 billion for the year ended December 31, 2010.  The change in cash flows from financing activities was primarily due to a decrease in deposits but at a slower rate than the previous year.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2012 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2012 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10% and 5%, respectively, in the first three months, 12%, 26%, and 15%, respectively, in the next nine months, 51%, 58% and 58%, respectively, from one year to five years, and 33%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$109,888	$478	$1,167	$—	$111,533
Investment securities	234,363	348,563	1,125,064	708,987	2,416,977
Loans held for sale	7,492	—	—	—	7,492
Loans, including covered loans	2,540,769	1,208,683	1,940,246	77,232	5,766,930
Total interest earning assets	$2,892,512	$1,557,724	$3,066,477	$786,219	$8,302,932
Interest Bearing Liabilities:
NOW and money market deposit accounts	$210,897	$569,422	$1,524,054	$442,900	$2,747,273
Savings deposits	44,444	125,285	460,799	180,805	811,333
Time deposits	386,214	897,077	479,682	56,571	1,819,544
Short-term borrowings	32,932	54,424	120,046	13,200	220,602
Long-term borrowings	47,536	12,346	52,678	3,490	116,050
Junior subordinated notes issued to capital trusts	152,065	—	—	—	152,065
Total interest bearing liabilities	$874,088	$1,658,554	$2,637,259	$696,966	$5,866,867
Rate sensitive assets (RSA)	$2,892,512	$4,450,236	$7,516,713	$8,302,932	$8,302,932
Rate sensitive liabilities (RSL)	$874,088	$2,532,642	$5,169,901	$5,866,867	$5,866,867
Cumulative GAP (GAP=RSA-RSL)	$2,018,424	$1,917,594	$2,346,812	$2,436,065	$2,436,065
RSA/Total assets	30.22%	46.49%	78.53%	86.74%	86.74%
RSL/Total assets	9.13%	26.46%	54.01%	61.29%	61.29%
GAP/Total assets	21.09%	20.03%	24.52%	25.45%	25.45%
GAP/RSA	69.78%	43.09%	31.22%	29.34%	29.34%

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over Once Year Horizon
Changes in	At December 31, 2012		At December 31, 2011
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$7,932	2.72%	$9,221	2.90%
+ 1.00%	$4,174	1.43%	$3,538	1.10%

In the interest rate sensitivity table above, changes in net interest income between December 31, 2012 and December 31, 2011 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to certificates of deposit in a rising rate environment.

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

December 31, 2012, 2011, and 2010

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework.

McGladrey LLP, an independent registered public accounting firm that audited the 2012 consolidated financial statements of the Company included in this Annual Report on 10-K, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Mitchell Feiger	/s/ Jill E. York
Mitchell Feiger	Jill E. York
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

February 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
MB Financial, Inc.

We have audited MB Financial, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of MB Financial, Inc. and our report dated February 20, 2013 expressed an unqualified opinion.

/s/ McGladrey LLP
Chicago, Illinois
February 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
MB Financial, Inc.

We have audited the accompanying consolidated balance sheets of MB Financial, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MB Financial, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MB Financial Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP
Chicago, Illinois
February 20, 2013

FINANCIAL STATEMENTS

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(Amounts in thousands, except common share data)

	December 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$176,010	$144,228
Interest earning deposits with banks	111,533	100,337
Total cash and cash equivalents	287,543	244,565
Investment securities:
Securities available for sale, at fair value	1,868,171	1,929,297
Securities held to maturity, at amortized cost ($535,681 and $511,022 fair value at December 31, 2012 and 2011, respectively)	493,421	499,283
Non-marketable securities - FHLB and FRB stock	55,385	80,832
Total investment securities	2,416,977	2,509,412
Loans held for sale	7,492	4,727
Loans:
Total loans, excluding covered loans	5,317,080	5,288,451
Covered loans	449,850	662,544
Total loans	5,766,930	5,950,995
Less: Allowance for loan loss	124,204	126,798
Net loans	5,642,726	5,824,197
Lease investment, net	129,823	135,490
Premises and equipment, net	221,533	210,705
Cash surrender value of life insurance	128,879	125,309
Goodwill, net	423,369	387,069
Other intangibles, net	29,512	29,494
Other real estate owned, net	36,977	78,452
Other real estate owned related to FDIC-assisted transactions	22,478	60,363
FDIC indemnification asset	39,345	80,830
Other assets	185,151	142,459
Total assets	$9,571,805	$9,833,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$2,164,547	$1,885,694
Interest bearing	5,378,150	5,761,913
Total deposits	7,542,697	7,647,607
Short-term borrowings	220,602	219,954
Long-term borrowings	116,050	266,264
Junior subordinated notes issued to capital trusts	152,065	158,538
Accrued expenses and other liabilities	264,621	147,682
Total liabilities	8,296,035	8,440,045
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 1,000,000 shares at December 31, 2012 and December 31, 2011; series A, 5% cumulative perpetual, no shares outstanding at December 31, 2012 and 196,000 shares issued and outstanding at December 31, 2011, $1,000 liquidation value)	—	194,719
Common stock, ($0.01 par value; authorized 70,000,000 shares at December 31, 2012 and December 31, 2011; issued 54,955,284 shares at December 31, 2012 and 54,824,912 at December 31, 2011)	550	548
Additional paid-in capital	732,771	731,248
Retained earnings	507,933	427,956
Accumulated other comprehensive income	36,326	39,150
Less: 170,567 and 160,419 shares of treasury stock, at cost, at December 31, 2012 and December 31, 2011, respectively	(3,293)	(3,044)
Controlling interest stockholders’ equity	1,274,287	1,390,577
Noncontrolling interest	1,483	2,450
Total stockholders’ equity	1,275,770	1,393,027
Total liabilities and stockholders’ equity	$9,571,805	$9,833,072
     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2012, 2011, and 2010
(Amounts in thousands, except share and per share data)

	2012	2011	2010
Interest income:
Loans	$271,708	$324,793	$364,484
Investment securities:
Taxable	33,424	41,349	50,541
Nontaxable	29,311	17,265	13,585
Federal funds sold	—	—	2
Other interest earning accounts	867	1,153	1,028
Total interest income	335,310	384,560	429,640
Interest expense:
Deposits	30,258	44,881	75,850
Short-term borrowings	1,204	849	1,145
Long-term borrowings and junior subordinated notes	11,060	13,557	12,873
Total interest expense	42,522	59,287	89,868
Net interest income	292,788	325,273	339,772
Provision for credit losses	(8,900)	120,750	246,200
Net interest income after provision for credit losses	301,688	204,523	93,572
Other income:
Capital markets and international banking fees	5,086	1,870	344
Commercial deposit and treasury management fees	23,636	23,559	21,806
Lease financing, net	36,382	26,939	21,853
Trust and asset management fees	17,990	17,324	15,037
Card fees	9,368	7,032	7,057
Loan service fees	5,845	6,355	6,172
Consumer and other deposit service fees	14,428	15,375	17,024
Brokerage fees	4,792	5,884	5,012
Net gain on sale of securities available for sale	555	640	18,648
Increase in cash surrender value of life insurance	3,570	4,377	3,516
Net (loss) gain on sale of assets	(942)	283	630
Acquisition related gains	—	—	62,649
Accretion of FDIC indemnification asset	1,055	4,838	9,678
Net loss recognized on other real estate owned	(17,594)	(13,613)	(9,285)
Net gain on sale of loans	2,325	2,607	870
Other operating income	5,103	5,636	4,745
Total other income	111,599	109,106	185,756
Other expenses:
Salaries and employee benefits	165,696	153,858	144,349
Occupancy and equipment expense	35,806	35,467	34,845
Computer services and telecommunication expense	15,499	14,885	14,615
Advertising and marketing expense	8,183	7,038	6,465
Professional and legal expense	6,110	6,147	5,803
Other intangibles amortization expense	5,010	5,665	6,214
Branch impairment charges	2,190	1,594	—
Other real estate expense, net	2,990	4,294	2,694
Prepayment fees on interest bearing liabilities	12,682	—	—
Other operating expenses	32,270	40,685	43,791
Total other expenses	286,436	269,633	258,776
Income before income taxes	126,851	43,996	20,552
Income tax expense	36,477	5,268	24
Net income	$90,374	$38,728	$20,528
Dividends and discount accretion on preferred shares	3,269	10,414	10,382
Net income available to common stockholders	$87,105	$28,314	$10,146
     See Accompanying Notes to Consolidated Financial Statements.

	2012	2011	2010
Common share data:
Basic earnings per common share	$1.61	$0.52	$0.19
Diluted earnings per common share	1.60	0.52	0.19
Weighted average common shares outstanding for basic earnings per common share	54,270,297	54,057,158	52,724,715
Diluted weighted average common shares outstanding for diluted earnings per common share	54,505,976	54,337,280	53,035,047

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2012, 2011, and 2010
(Amounts in thousands)

	2012	2011	2010

Net income	$90,374	$38,728	$20,528
Unrealized holding (losses) gains on investment securities, net of tax	(2,492)	17,300	28,062
Reclassification adjustments for gains included in net income, net of tax	(332)	(383)	(11,375)
Other comprehensive (loss) income, net of tax	(2,824)	16,917	16,687
Comprehensive income	$87,550	$55,645	$37,215

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2012, 2011, and 2010
(Amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2009	$193,522	$511	$656,595	$395,170	$5,546	$(2,715)	$2,551	$1,251,180
Net income	—	—	—	20,528	—	—	220	20,748
Other comprehensive income, net of tax	—	—	—	—	16,687	—	—	16,687
Cash dividends declared on common shares ($0.04 per share)	—	—	—	(2,124)	—	—	—	(2,124)
Dividends and discount accretion on preferred shares	582	—	—	(10,382)	—	—	—	(9,800)
Restricted common stock activity, net of tax	—	2	(348)	(382)	—	382	—	(346)
Stock option activity, net of tax	—	—	(1,042)	—	—	—	—	(1,042)
Issuance of shares of common stock, net of issuance costs	—	33	64,714	—	—	—	—	64,747
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	89	—	—	(495)	—	(406)
Stock-based compensation expense	—	—	5,392	—	—	—	—	5,392
Distributions to noncontrolling interest	—	—	—	—	—	—	(250)	(250)
Balance at December 31, 2010	$194,104	$546	$725,400	$402,810	$22,233	$(2,828)	$2,521	$1,344,786
Net income	—	—	—	38,728	—	—	239	38,967
Other comprehensive income, net of tax	—	—	—	—	16,917	—	—	16,917
Cash dividends declared on common shares ($0.04 per share)	—	—	—	(2,185)	—	—	—	(2,185)
Dividends and discount accretion on preferred shares	615	—	—	(10,414)	—	—	—	(9,799)
Restricted common stock activity, net of tax	—	1	(157)	(968)	—	968	—	(156)
Stock option activity, net of tax	—	1	1,103	(15)	—	104	—	1,193
Issuance of shares of common stock, net of issuance costs	—	—	16	—	—	—	—	16
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	50	—	—	(1,288)	—	(1,238)
Stock-based compensation expense	—	—	4,836	—	—	—	—	4,836
Distributions to noncontrolling interest	—	—	—	—	—	—	(310)	(310)
Balance at December 31, 2011	$194,719	$548	$731,248	$427,956	$39,150	$(3,044)	$2,450	$1,393,027

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2011	$194,719	$548	$731,248	$427,956	$39,150	$(3,044)	$2,450	$1,393,027
Net income	—	—	—	90,374	—	—	230	90,604
Other comprehensive loss, net of tax	—	—	—	—	(2,824)	—	—	(2,824)
Cash dividends declared on common shares ($0.13 per share)	—	—	—	(7,149)	—	—	—	(7,149)
Dividends and discount accretion on preferred shares	1,281	—	—	(3,269)	—	—	—	(1,988)
Repurchase of preferred shares and warrant	(196,000)	—	(1,518)	—	—	—	—	(197,518)
Restricted common stock activity, net of tax	—	2	(704)	18	—	1,774	—	1,090
Stock option activity, net of tax	—	—	(694)	3	—	345	—	(346)
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	369	—	—	(2,368)	—	(1,999)
Stock-based compensation expense	—	—	4,806	—	—	—	—	4,806
Additional investment in subsidiary	—	—	(736)	—	—	—	(904)	(1,640)
Distributions to noncontrolling interest	—	—	—	—	—	—	(293)	(293)
Balance at December 31, 2012	$—	$550	$732,771	$507,933	$36,326	$(3,293)	$1,483	$1,275,770

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011, and 2010
(Amounts in Thousands)

	2012	2011	2010
Cash Flows From Operating Activities
Net income	$90,374	$38,728	$20,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	16,273	13,577	11,513
Depreciation of leased equipment	36,146	42,390	43,130
Impairment charges on branch facilities	2,190	1,594	—
Compensation expense for restricted stock awards	3,544	3,277	3,319
Compensation expense for stock option grants	1,262	1,559	2,073
Gain on sales of premises and equipment and leased equipment	(2,204)	(1,923)	(1,162)
Amortization of other intangibles	5,010	5,665	6,214
Provision for credit losses	(8,900)	120,750	246,200
Deferred income tax expense (benefit)	15,177	5,166	(6,423)
Amortization of premiums and discounts on investment securities, net	44,543	40,894	30,073
Accretion of premiums and discounts on loans, net	(13,797)	(30,329)	(19,483)
Accretion of FDIC indemnification asset	(1,055)	(4,838)	(9,678)
Net gain on sale of investment securities available for sale	(555)	(640)	(18,648)
Proceeds from sale of loans held for sale	96,243	47,128	59,093
Origination of loans held for sale	(96,480)	(51,038)	(58,228)
Net gain on sale of loans held for sale	(2,325)	(2,607)	(870)
Acquisition related gain	—	—	(62,649)
Net (gain) loss on sales of other real estate owned	(1,398)	(1,016)	725
Fair value adjustments on other real estate owned	15,901	10,988	7,786
Net loss on sales of other real estate owned related to FDIC-assisted transactions	3,091	3,642	773
Increase in cash surrender value of life insurance	(3,570)	(4,377)	(3,516)
(Increase) decrease in other assets,net	(65,096)	9,071	87,727
Increase (decrease) in other liabilities, net	49,861	25,599	(33,451)
Net cash provided by operating activities	184,235	273,260	305,046
Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	15,416	22,960	1,261,412
Proceeds from maturities and calls of investment securities available for sale	608,665	406,154	429,006
Purchase of investment securities available for sale	(605,098)	(769,897)	(410,888)
Proceeds from maturities and calls of investment securities held to maturity	2,134	543	—
Purchase of investment securities held to maturity	(2,187)	(501,464)	—
Purchase of non-marketable securities - FHLB and FRB stock	(44)	(646)	—
Redemption of non-marketable securities - FHLB and FRB stock	25,491	—	—
Net decrease in loans	219,125	189,630	336,216
Proceeds from sale of loans held for sale	—	207,530	—
Purchases of premises and equipment	(30,926)	(18,030)	(46,100)
Purchases of leased equipment	(45,749)	(59,764)	(29,483)
Proceeds from sales of premises and equipment	1,516	1,483	3,806
Proceeds from sales of leased equipment	13,071	8,041	6,792
Capital improvements on other real estate owned	(2,809)	(1,534)	(558)
Proceeds from sale of other real estate owned	34,316	43,847	20,682
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	40,298	26,932	64,173
Principal paid on lease investments	(2,415)	(679)	(1,438)
Life insurance death benefit	—	4,114	416
Net cash paid in FDIC-assisted acquisitions	—	—	(414,015)
Net cash paid in acquisition	(27,010)	—	—
Net proceeds from FDIC related covered assets	83,954	152,238	179,724
Net cash provided (used in) by investing activities	327,748	(288,542)	1,399,745
Cash Flows From Financing Activities
Net decrease in deposits	(104,910)	(505,351)	(1,214,318)
Net increase (decrease) in short-term borrowings	648	(48,890)	(55,073)
Proceeds from long-term borrowings	6,742	14,854	4,236
Principal paid on long-term borrowings	(156,956)	(33,663)	(50,512)
Redemption of junior subordinated notes issued to capital trusts	(6,186)	—	—
Repurchase of preferred stock and warrant	(197,518)	—	—
Issuance of common stock, net of issuance costs	—	—	64,747
Treasury stock transactions, net	(249)	(1,149)	(406)
Stock options exercised	154	1,903	381
Excess tax benefits from share-based payment arrangements	(390)	(53)	203
Dividends paid on preferred stock	(3,239)	(9,799)	(9,800)
Dividends paid on common stock	(7,101)	(2,164)	(2,110)
Net cash used in financing activities	(469,005)	(584,312)	(1,262,652)
Net increase (decrease) in cash and cash equivalents	$42,978	$(599,594)	$442,139
Cash and cash equivalents:
Beginning of year	244,565	844,159	402,020
End of year	$287,543	$244,565	$844,159

	2012	2011	2010
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$44,212	$61,098	$95,190
Net income tax payments (refunds), net	9,883	(7,015)	(27,289)
Supplemental Schedule of Noncash Investing Activities:
Loans transferred to other real estate owned	$4,535	$59,261	$63,400
Loans transferred to other real estate owned related to FDIC-assisted transactions	19,705	59,973	46,085
Loans transferred to repossessed vehicles	1,496	1,281	1,559
Loans transferred to loans held for sale	—	205,740	—
Operating leases rewritten as direct finance leases included as loans	7,760	3,068	—
Reclassification of reserves on unfunded credit commitments	—	17,050	—
Supplemental Schedule of Noncash Investing Activities From Acquisitions:
Noncash assets acquired:
Investment securities available for sale	$635	$—	$27,840
Loans and leases	32,933	—	750,537
Other real estate owned	—	—	44,847
Premises and equipment	81	—	243
Goodwill	36,300	—	—
Other intangibles	5,028	—	3,665
FDIC indemnification asset	—	—	337,534
Other assets	27,323	—	9,796
Total noncash assets acquired	$102,300	$—	$1,174,462
Liabilities assumed:
Deposits	$—	$—	$684,000
Accrued expenses and other liabilities	75,290	—	13,798
Total liabilities assumed	$75,290	$—	$697,798
Net noncash assets acquired	$27,010	$—	$476,664
Net cash and cash equivalents paid	$(27,010)	$—	$(414,015)
Net gains recorded on acquisitions	$—	$—	$62,649

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

MB Financial, Inc. (the Company, we, us, our) is a financial holding company that provides a full range of financial services to individuals and corporate customers through its banking subsidiary, MB Financial Bank, N.A. (MB Financial Bank).

The Company’s primary market is the Chicago, Illinois metropolitan area, in which MB Financial Bank operates 85 banking offices through MB Financial Bank, N.A.

MB Financial Bank, our largest subsidiary, has two wholly owned subsidiaries with significant operating activities: LaSalle Systems Leasing, Inc. and Celtic Leasing Corp. MB Financial Bank also has a majority owned subsidiary with significant operating activities, Cedar Hill Associates, LLC. Vision Investment Services, Inc., a subsidiary of MB Financial Bank, was dissolved in the fourth quarter of 2012.

Basis of Financial Statement Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany items and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry.  In accordance with applicable accounting standards, the Company does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities.  See Note 12 below for more detail.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year.  Actual results could differ from those estimates.  Areas involving the use of management’s estimates and assumptions, which are more susceptible to change in the near term include the allowance for loan losses; residual value of direct finance, leveraged, and operating leases; income tax accounting; fair value measurements for assets and liabilities; and goodwill.

Cash and cash equivalents: For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), interest-bearing deposits with banks, with original maturities of 90 days or less, and federal funds sold.

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

The Company evaluates the portfolio for impairment each quarter.  In estimating other-than-temporary losses, the Company considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and whether the Company is more likely than not to sell the security before recovery of its cost basis.  If a security has been in a loss position for more than 12 months, and the loss is deemed other than temporary and material, a write down will occur in that quarter.  If a loss is deemed to be other-than-temporary, it is recognized as a realized loss in the income statement with the security assigned a new cost basis.

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

Federal Home Loan Bank and Federal Reserve Bank stock: The Company owns investments in the stock of the Federal Reserve Bank of Chicago (“FRB”) and the Federal Home Loan Bank of Chicago (“FHLB”). No ready market exists for these stocks, and they have no quoted market values. The Bank, as a member of the Federal Reserve System and the FHLB, is required to maintain an investment in the capital stock of the FRB and FHLB. The stock is redeemable at par by the FRB and FHLB, respectively, and is, therefore, carried at cost and periodically evaluated for impairment.  The Company records dividends in income on the ex-dividend date.

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

For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful.  Cash collections on impaired loans are generally credited to the loan balance, and no interest income is recognized on those loans until the principal balance has been determined to be collectible.  Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans include nonaccrual loans and loans classified as a troubled debt restructuring. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any and any subsequent changes are charged against the allowance for loan losses.

Troubled debt restructurings:  A loan is classified as a troubled debt restructuring when a borrower is experiencing financial difficulties that leads to a restructuring of the loan, and the Company grants concessions to the borrower in the restructuring that it would not otherwise consider. These concessions may include rate reductions, principal forgiveness, deferral of past due interest or principal, extension of maturity date, modification of amortization schedules, redemption of past due taxes and other actions intended to minimize potential losses.

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

A loan that is modified at a market rate of interest will not be classified as troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.  Payment performance prior and subsequent to the restructuring is taken into account in assessing whether it is likely that the borrower can meet the new terms.  This may result in the loan being returned to accrual at the time of restructuring.  A period of sustained repayment for at least 6 months generally is required for return to accrual status.

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

Allowance for loan and lease losses:  The allowance for loan and lease losses (ALLL) is established through a provision for loan losses charged to expense.  Loans are charged against the ALLL when management believes that collectability of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans, based on an evaluation of the collectability of loans and prior loss and recovery experience as appropriate under GAAP.  The ALLL is based on management’s evaluation of the loan portfolio giving consideration to the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and prevailing economic conditions that may affect the borrower’s ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review MB Financial Bank’s ALLL, and may require it to recognize adjustments to its allowance based on their judgments of information available to them at the time of their examinations.

The ALLL is comprised of three elements: a general loss reserve; a specific reserve for impaired loans; and a reserve for smaller-balance homogenous loans.  Each element is discussed below.

General Loss Reserve - We maintain a general loan loss reserve for the four categories of commercial-related loans in our portfolio - commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans.  Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or any loan committee.  Loans rated one represent those loans least likely to default and a loan rated nine represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  We use a loan loss reserve model that incorporates the migration of loan risk ratings and historical default data over a multi-year period to develop our estimated default factors (EDFs).  The model tracks annual loan rating migrations by loan type and currently uses loan risk rating migrations for 12 years.  The migration data is adjusted by using average losses for an economic cycle (approximately 10 years) to develop EDFs by loan type, risk rating and maturity.  EDFs are updated annually in December.

Estimated loan default factors are multiplied by individual loan balances in each risk-rating category and again multiplied by an historical loss given default estimate for each loan type (which incorporates estimated recoveries) to determine the appropriate allowance by loan type.  This approach is applied to the commercial, lease, commercial real estate, and construction real estate components of the portfolio.

To account for current economic conditions, the general allowance for loan and lease losses also includes adjustments for macroeconomic factors.  Macroeconomic factors adjust the ALLL upward or downward based on the current point in the economic cycle using predictive economic data and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, construction real estate and lease loan components.  Our macroeconomic factors were based on regression analyses that reflect a high correlation between certain macroeconomic factors and industry wide charge-off rates.  The correlation of over 25 indicators to charge-offs were tested (change in fed funds rate, change in personal income, durable goods orders, etc.).  We annually review this data to determine that such a correlation continues to exist.  We currently use the following macroeconomic indicators in our macroeconomic factor computation:

Commercial loans and lease loans:  Crude oil prices, our prior period charge-off rates and a manufacturing index.

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

Specific Reserves - The ALLL also includes specific reserves on impaired loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

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

Smaller Balance Homogenous Loans - Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a 1-year time horizon.

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

Lease investments: The Company’s investment in operating leases is reported as lease investments, net.  Rental income on operating leases is recognized as income over the lease term according to the provisions of the lease, which is generally on a straight-line basis.  The investment in equipment in operating leases is stated at cost less depreciation using the straight-line method generally over a life of 5 years or less.

Premises and equipment: Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets.  Useful lives range from 5 to 10 years for furniture and equipment, and 5 to 39 years for buildings and building improvements.  Land improvements are amortized over a period of 15 years and leasehold improvements are amortized over the term of the related lease or the estimated useful lives of the improvements, whichever is shorter.  Land is not subject to depreciation.  Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over their identified useful lives.  Premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.  The Company recognized impairment charges of $2.2 million and $1.6 million in the years ended December 31, 2012 and 2011, respectively, caused by the decision to close branches.

Other real estate owned (OREO): OREO includes real estate assets that have been received in satisfaction of debt.  OREO is initially recorded at fair value less estimated selling costs, which establishes the cost basis.  Subsequently, OREO is carried at the lower of the cost basis or fair value less estimated selling costs.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequently, unrealized losses and realized gains and losses on sale are included in net loss recognized on other real estate owned.  Operating results from OREO are recorded separately on the income statement within other noninterest expense.

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

Other intangibles: The Company’s other intangible assets consist of core deposit and customer intangibles obtained through acquisitions.  Core deposit intangibles (the portion of an acquisition purchase price which represents value assigned to the existing deposit base) have finite lives and are amortized by the declining balance method over 4 to 15 years.  Other intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

FDIC indemnification asset: As part of the Heritage, Benchmark, Broadway, and New Century transactions (see Note 2 below for further information regarding these transactions), MB Financial Bank entered into loss-share agreements with the FDIC. These agreements cover realized losses on loans and foreclosed real estate. These loss-share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should MB Financial Bank choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss-share percentages.  The loss-share assets are also separately measured from the related loans and foreclosed real estate and recorded separately on the balance sheet.  The corresponding accretion is recorded separately on the income statement.  Although these assets are contractual receivables from the FDIC, there are no contractual interest rates.

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

All derivatives are recognized on the consolidated balance sheet at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative as either a fair value hedge (i.e. a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e. a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a non-designated derivative (i.e. an instrument with no hedging designation).  For a derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.  Changes in the fair value of derivatives that are not designated as fair value or cash flow are reported currently in earnings, as noninterest income.

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

Sale of maintenance contracts: LaSalle Business Solutions, LLC (LBS), a subsidiary of LaSalle Systems Leasing, Inc., sells third party maintenance contracts to customers.  The maintenance is serviced by third party providers, with LBS maintaining no legal obligation under the contract to perform additional services.  Revenues are recorded net of cost of sales, as LBS is viewed as an agent under ASC Topic 605, accepting minimal credit risk, maintaining no obligation to perform maintenance under the contracts and having no control over selection of the maintenance supplier.

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

Basic and diluted earnings per common share: Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units are issued until the settlement of such units, to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company's common stock. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (amounts in thousands, except common share data).

	Years Ended December 31,
	2012	2011	2010
Distributed earnings allocated to common stock	$7,149	$2,183	$2,118
Undistributed earnings	83,225	36,545	18,410
Net income	90,374	38,728	20,528
Less: preferred stock dividends and discount accretion	3,269	10,414	10,382
Net income available to common stockholders	87,105	28,314	10,146
Less: earnings allocated to participating securities	3	33	58
Earnings allocated to common stockholders	$87,102	$28,281	$10,088
Weighted average shares outstanding for basic earnings per common share	54,270,297	54,057,158	52,724,715
Dilutive effect of equity awards	235,679	280,122	310,332
Weighted average shares outstanding for diluted earnings per common share	54,505,976	54,337,280	53,035,047
Basic earnings per common share	$1.61	$0.52	$0.19
Diluted earnings per common share	1.60	0.52	0.19

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

New authoritative accounting guidance:
ASC Topic 860 “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing” amended prior guidance on the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new authoritative guidance removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and the collateral maintenance implementation guidance related to that criterion. The new guidance does not change any other existing criteria applicable to the assessment of effective control. The Company adopted this new authoritative guidance on January 1, 2012, and it did not have an impact on the Company's statements of operations and financial condition.

ASC Topic 820 “Fair Value Measurement.” New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurement” amended prior guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The new authoritative guidance clarifies the highest and best use and valuation premise, measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, measuring the fair value of financial instruments that are managed within a portfolio, and the application of premiums and discounts in a fair value measurement. The new authoritative guidance also requires additional disclosures about fair value measurements. The Company adopted this new authoritative guidance on January 1, 2012, and it did not have an impact on the Company's statements of operations and financial condition. See Note 18 for the additional disclosures required by this new authoritative guidance.

ASC Topic 220 “Comprehensive Income.” New authoritative accounting guidance under ASC Topic 220, “Comprehensive Income” amended prior guidance to increase the prominence of items reported in other comprehensive income. The new guidance requires that all changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income. The Company adopted this new authoritative guidance on January 1, 2012, and it did not have an impact on the Company's statements of operations and financial condition. See the Consolidated Statements of Comprehensive Income included in the Consolidated Financial Statements.

ASC Topic 350 “Intangibles - Goodwill and Other.” New authoritative accounting guidance under ASC Topic 350, “Intangibles - Goodwill and Other” amended prior guidance to allow an entity to use a qualitative approach to test goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not (having a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount as basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company adopted this new authoritative guidance on January 1, 2012, and it did not have an impact on the Company's statements of operations and financial condition.

ASC Topic 805 “Business Combinations.” New authoritative accounting guidance under ASC Topic 805, “Business Combinations” amended prior guidance on the subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government-assisted (Federal Deposit Insurance Corporation) acquisition of a financial institution that includes a loss-sharing agreement. The new authoritative guidance requires that at each subsequent reporting date, an acquirer measure an indemnification asset on the same basis as the indemnified liability or asset, subject to any contractual limitations on its amount, and, for an indemnification asset that is not subsequently measured at fair value, management's assessment of the collectability of the indemnification asset. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The new authoritative guidance will be effective for reporting periods after January 1, 2013, with early adoption permitted, and is not expected to have an impact on the Company's statements of income and financial condition.

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

On December 28, 2012, MB Financial Bank acquired a 100% equity interest in Celtic Leasing Corp. (“Celtic”), a privately held, mid-ticket equipment leasing company. Celtic specializes in solutions for the health care, legal, technology, and manufacturing industries. MB Financial Bank estimated contingent consideration related to the transaction which may be paid out at future dates. This consideration is based on the performance of lease residual values which will be determined in future years over an earn-out period. The amount of contingent consideration established at the purchase date may be revised and any adjustments to the purchase date estimate will flow through the income statement. As the consideration paid for Celtic exceeded the net assets acquired, goodwill was recorded on the acquisition. Goodwill recorded in the transaction is not tax deductible.

As the transaction closed several days prior to December 31, 2012, it had an immaterial impact to revenue and earnings. Transaction costs of approximately $200 thousand were recorded in professional and legal expense during the fourth quarter of 2012. The purchase accounting entries are preliminary for leases, goodwill and other intangibles, as the Company continues to analyze the portfolios and the underlying risks and collateral values of the assets.

On April 23, 2010, MB Financial Bank assumed certain deposits of Chicago-based Broadway Bank (“Broadway”) and New Century Bank (“New Century”) and acquired certain assets of Broadway and New Century in loss-sharing transactions facilitated by the Federal Deposit Insurance Corporation (FDIC).  MB Financial Bank will share in the losses on assets (loans and other real estate owned) covered under the loss-share agreements (referred to as “covered loans” and “covered other real estate owned”).  The FDIC has agreed to reimburse MB Financial Bank for 80% of losses.  The loss-share agreements require that MB Financial Bank follow certain servicing procedures and other conditions as specified in the agreements or risk losing FDIC reimbursement of covered loan losses.  The Company accounts for MB Financial Bank’s loss-share agreements with the FDIC as an indemnification asset.

Our loss share agreements on the Broadway and New Century transactions include a clawback mechanism whereby if credit performance is better than certain pre-established thresholds, then a portion of the monetary benefit is shared with the FDIC. The pre-established thresholds for credit losses are $308 million and $154 million for the Broadway and New Century transactions, respectively. Each loss share agreement requires that this monetary benefit be paid to the FDIC shortly after the expiration of the loss share agreement, which occurs 10 years after each bank’s closing.

At the purchase date, our internal estimates expected credit performance to be better than the thresholds set by the FDIC for the Broadway and New Century transactions; therefore, a separate clawback liability was booked for each of these transactions. At December 31, 2012, the amounts of the clawback liabilities were $8.5 million and none for the Broadway and New Century transactions, respectively.

Cash flow estimates on these transactions are reviewed quarterly, and we continue to make changes to the clawback liabilities as the loan workouts progress and projections are revised. Any future adjustments to the clawback liabilities will be reflected in other income or other expense.

Estimated fair values of the assets acquired and liabilities assumed in the Broadway, New Century and Celtic transactions, as of the closing dates of those transactions were as follows (in thousands):

Assets Acquired and Liabilities Assumed
(Dollar Amounts in Thousands)

	Broadway	New Century	Celtic
	April 23,	April 23,	December 28,
	2010	2010	2012
ASSETS
Cash and cash equivalents	$50,737	$19,465	$31,647
Investment securities available for sale	25,281	2,559	635
Loans and leases	457,612	292,925	32,933
Premises and equipment	—	243	81
Goodwill	—	—	36,300
Other intangibles	405	101	5,028
Other real estate owned	36,320	8,527	—
FDIC indemnification asset	250,370	87,164	—
Other assets	6,054	3,742	27,323
Total assets	$826,779	$414,726	$133,947
LIABILITIES
Deposits	$257,781	$426,219	$—
Accrued expenses and other liabilities	9,729	4,069	75,290
Total liabilities	$267,510	$430,288	$75,290
Cash paid (received) on acquisition	$497,935	$(16,877)	$58,657
Net gain recorded on acquisition	$61,334	$1,315	$—

Note 3.	Restrictions on Cash and Due From Banks

MB Financial Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those required reserve balances was approximately $64.4 million and $57.1 million at December 31, 2012 and 2011, respectively.

The nature of the Company’s business requires that it maintain amounts with banks and federal funds sold which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships and the Company has not experienced any losses in such accounts.

Note 4.	Investment Securities

Carrying amounts and fair values of investment securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Available for Sale
U.S. Government sponsored agencies and enterprises	$38,605	$2,710	$—	$41,315
States and political subdivisions	679,991	45,571	(543)	725,019
Residential mortgage-backed securities	930,413	14,038	(5,249)	939,202
Commercial mortgage-backed securities	51,100	3,026	—	54,126
Corporate bonds	97,014	213	(553)	96,674
Equity securities	11,398	447	(10)	11,835
	1,808,521	66,005	(6,355)	1,868,171
Held to Maturity
States and political subdivisions	237,563	21,039	—	258,602
Residential mortgage-backed securities	255,858	21,221	—	277,079
	493,421	42,260	—	535,681
Total	$2,301,942	$108,265	$(6,355)	$2,403,852
December 31, 2011
Available for Sale
U.S. Government sponsored agencies and enterprises	$39,640	$2,761	$—	$42,401
States and political subdivisions	500,979	34,922	(241)	535,660
Residential mortgage-backed securities	1,256,696	26,483	(1,373)	1,281,806
Commercial mortgage-backed securities	51,324	1,361	—	52,685
Corporate bonds	5,899	—	—	5,899
Equity securities	10,457	389	—	10,846
	$1,864,995	$65,916	$(1,614)	$1,929,297
Held to Maturity
States and political subdivisions	240,183	7,489	(8)	247,664
Residential mortgage-backed securities	259,100	5,032	(774)	263,358
	499,283	12,521	(782)	511,022
Total	$2,364,278	$78,437	$(2,396)	$2,440,319

We do not have any meaningful direct or indirect holdings of subprime residential mortgage loans, home equity lines of credit, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.  Additionally, more than 95% of our mortgage-backed securities are agency guaranteed.

The Company has no direct exposure to the State of Illinois, but approximately 23% of the state and political subdivisions portfolio consists of securities issued by municipalities located in Illinois.

Approximately 40% of state and political subdivisions securities are insured and approximately 89% of the portfolio consists of general obligation issues.

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2012 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$57,540	$(543)	$—	$—	$57,540	$(543)
Residential mortgage-backed securities	270,539	(5,083)	16,434	(166)	286,973	(5,249)
Corporate bonds	58,241	(553)	—	—	58,241	(553)
Equity securities	30	(10)	—	—	30	(10)
Totals	$386,350	$(6,189)	$16,434	$(166)	$402,784	$(6,355)

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2011 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$1,524	$(5)	$1,925	$(236)	$3,449	$(241)
Residential mortgage-backed securities	180,675	(1,372)	308	(1)	180,983	(1,373)
	182,199	(1,377)	2,233	(237)	184,432	(1,614)
Held to Maturity
States and political subdivisions	585	(8)	—	—	585	(8)
Residential mortgage-backed securities	107,216	(774)	—	—	107,216	(774)
	107,801	(782)	—	—	107,801	$(782)
Totals	$290,000	$(2,159)	$2,233	$(237)	$292,233	$(2,396)

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2012 was 117 compared to 39 at December 31, 2011. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether or not the Company is more likely than not to sell the security before recovery of its cost basis.

As of December 31, 2012, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2012, management believes the impairments detailed in the table above are temporary.

Net gains recognized on investment securities available for sale were as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Realized gains	$787	$647	$19,189
Realized losses	(8)	(7)	(541)
Impairment charges	(224)	—	—
Net gains	$555	$640	$18,648

The amortized cost and fair value of investment securities as of December 31, 2012 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$27,439	$27,958
Due after one year through five years	310,664	330,472
Due after five years through ten years	164,934	174,116
Due after ten years	312,573	330,462
Equity securities	11,398	11,835
Residential and commercial mortgage-backed securities	981,513	993,328
	1,808,521	1,868,171
Held to maturity:
Due in one year or less	—	—
Due after one year through five years	1,300	1,383
Due after five years through ten years	10,536	11,285
Due after ten years	225,727	245,934
Residential mortgage-backed securities	255,858	277,079
	493,421	535,681
Total	$2,301,942	$2,403,852

Investment securities available for sale with carrying amounts of $989.6 million and $924.9 million at December 31, 2012 and 2011, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 5.	Loans

Loans consist of the following at (in thousands):

	December 31,
	2012	2011
Commercial loans	$1,220,472	$1,113,123
Commercial loans collateralized by assignment of lease payments	1,303,020	1,208,575
Commercial real estate	1,761,832	1,853,788
Residential real estate	314,359	316,787
Construction real estate	110,261	183,789
Indirect vehicle	208,633	187,481
Home equity	305,186	336,043
Other consumer loans	93,317	88,865
Gross loans, excluding covered loans	5,317,080	5,288,451
Covered loans	449,850	662,544
Total loans(1)	$5,766,930	$5,950,995
 (1)          Gross loan balances at December 31, 2012 and 2011 are net of unearned income, including net deferred loan fees of $1.1 million and $1.0 million, respectively.

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

The Company's extension of credit is governed by its Credit Risk Policy which was established to control the quality of the Company's loans. These policies and procedures are reviewed and approved by the Board of Directors on a regular basis.

Commercial Loans. Commercial credit is extended primarily to middle market customers. Such credits are typically comprised of working capital loans, loans for physical asset expansion, asset acquisition loans and other business loans. Loans to closely held businesses will generally be guaranteed in full or for a meaningful amount by the businesses' principal owners. Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for all commercial loan types.

Lease Loans. The Company makes lease loans to both investment grade and non-investment grade companies. Investment grade lessees are companies rated in one of the four highest categories by Moody's Investor Services or Standard & Poor's Rating Services or, in the event the related lessee has not received any such rating, where the related lessee would be viewed under the underwriting polices of the Company as an investment grade company. Whether or not companies fall into this category, each lease loan is considered on its individual merit based on financial information available at the time of underwriting.

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

Construction Real Estate Loans. The Company defines construction loans as loans where the loan proceeds are controlled by the Company and used exclusively for the improvement of real estate in which the Company holds a mortgage. Due to the inherent risk in this type of loan, they are subject to other industry specific policy guidelines outlined in the Company's Credit Risk Policy.

Consumer Related Loans. The Company originates direct and indirect consumer loans including primarily residential real estate, home equity lines and loans, credit cards, and indirect motorcycle loans using a matrix-based credit analysis as part of the underwriting process. Each loan type has a separate specified matrix which consists of several factors including debt to income, type of collateral and loan to collateral value, credit history and Company relationship with the borrower. Indirect loan and credit card underwriting involves the use of risk-based pricing in the underwriting process.

Loans outstanding to executive officers and directors of the Company, including companies in which they have management control or beneficial ownership, at December 31, 2012 and 2011, were approximately $24.0 million and $22.2 million, respectively.  In the opinion of management, these loans have similar terms to other customer loans and do not present more than normal risk of collection.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2012 and 2011 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
December 31, 2012
Commercial	$1,215,957	$639	$754	$3,122	$4,515	$1,220,472
Commercial collateralized by assignment of lease payments	1,288,341	11,252	2,847	580	14,679	1,303,020
Commercial real estate
Healthcare	192,039	—	—	3,238	3,238	195,277
Industrial	402,813	548	424	7,700	8,672	411,485
Multifamily	353,966	1,282	—	3,103	4,385	358,351
Retail	375,900	6,933	518	9,331	16,782	392,682
Office	186,665	742	280	1,125	2,147	188,812
Other	210,456	851	1,837	2,081	4,769	215,225
Residential real estate	306,927	382	1,248	5,802	7,432	314,359
Construction real estate	106,158	1,139	97	2,867	4,103	110,261
Indirect vehicle	206,126	1,588	498	421	2,507	208,633
Home equity	291,737	3,557	1,888	8,004	13,449	305,186
Other consumer	93,266	47	—	4	51	93,317
Gross loans, excluding covered loans	5,230,351	28,960	10,391	47,378	86,729	5,317,080
Covered loans	301,260	5,831	7,478	135,281	148,590	449,850
Total loans (1)	$5,531,611	$34,791	$17,869	$182,659	$235,319	$5,766,930
Nonperforming loan aging	$69,836	$3,171	$3,718	$40,261	$47,150	$116,986
Non-covered loans related to FDIC transactions (2)	$12,752	$312	$1,542	$7,115	$8,969	$21,721
December 31, 2011
Commercial	$1,105,139	$2,178	$188	$5,618	$7,984	$1,113,123
Commercial collateralized by assignment of lease payments	1,202,323	3,409	2,463	380	6,252	1,208,575
Commercial real estate
Healthcare	176,594	—	—	—	—	176,594
Industrial	450,029	1,013	1,700	6,642	9,355	459,384
Multifamily	383,882	2,398	1,845	2,772	7,015	390,897
Retail	421,079	2,376	480	3,624	6,480	427,559
Office	181,960	—	—	1,544	1,544	183,504
Other	214,137	457	595	661	1,713	215,850
Residential real estate	311,256	1,231	767	3,533	5,531	316,787
Construction real estate	180,471	—	—	3,318	3,318	183,789
Indirect vehicle	185,363	1,376	386	356	2,118	187,481
Home equity	325,173	2,812	2,314	5,744	10,870	336,043
Other consumer	88,854	3	3	5	11	88,865
Gross loans, excluding covered loans	5,226,260	17,253	10,741	34,197	62,191	5,288,451
Covered loans	443,332	14,332	12,618	192,262	219,212	662,544
Total loans (1)	$5,669,592	$31,585	$23,359	$226,459	$281,403	$5,950,995
Nonperforming loan aging	$91,752	$5,916	$5,142	$26,581	$37,639	$129,391
Non-covered loans related to FDIC transactions (2)	$19,656	$1,958	$283	$7,617	$9,858	$29,514

(1)          Includes loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.
(2)          Loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31, 2012 and 2011 (in thousands):

	2012		2011
		Loans past due		Loans past due
	Nonaccrual	90 days or more and still accruing	Nonaccrual	90 days or more and still accruing
Commercial	$23,886	$229	$34,813	$—
Commercial collateralized by assignment of lease payments	1,180	222	2,116	66
Commercial real estate:
Healthcare	3,238	—	6,892	—
Industrial	19,179	147	29,637	—
Multifamily	7,225	—	9,145	—
Office	3,263	—	2,826	—
Retail	17,019	—	15,333	—
Other	9,437	—	12,718	—
Residential real estate	10,943	—	4,300	—
Construction real estate	1,028	—	1,145	—
Indirect vehicles	1,494	—	1,288	16
Home equity	17,486	1,000	9,087	—
Other consumer	9	1	9	—
Total	$115,387	$1,599	$129,309	$82

The reduction in interest income associated with loans on nonaccrual status was approximately $5.6 million, $11.9 million, and $17.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company's risk rating system, the Company classifies potential problem and problem loans as “Special Mention,” “Substandard,” and “Doubtful.” Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management's close attention are deemed to be Special Mention. Risk ratings are updated at least annually and any time the situation warrants.

Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics. The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of December 31, 2012 and 2011 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial	$1,136,294	$33,068	$50,895	$215	$1,220,472
Commercial collateralized by assignment of lease payments	1,292,241	3,322	7,457	—	1,303,020
Commercial real estate
Healthcare	170,265	21,774	—	3,238	195,277
Industrial	355,218	15,243	41,024	—	411,485
Multifamily	318,991	25,297	14,063	—	358,351
Retail	340,919	25,096	26,667	—	392,682
Office	159,056	7,120	22,636	—	188,812
Other	193,824	2,553	18,848	—	215,225
Construction real estate	97,724	552	11,985	—	110,261
Total	$4,064,532	$134,025	$193,575	$3,453	$4,395,585
December 31, 2011
Commercial	$983,935	$56,550	$69,292	$3,346	$1,113,123
Commercial collateralized by assignment of lease payments	1,203,933	—	4,642	—	1,208,575
Commercial real estate
Healthcare	169,702	—	—	6,892	176,594
Industrial	370,760	26,294	62,330	—	459,384
Multifamily	328,617	43,256	15,732	3,292	390,897
Retail	384,590	4,031	38,938	—	427,559
Office	159,162	3,924	20,418	—	183,504
Other	183,490	3,822	28,538	—	215,850
Construction real estate	167,907	4,362	11,520	—	183,789
Total	$3,952,096	$142,239	$251,410	$13,530	$4,359,275

Approximately $85.5 million and $114.7 million of the substandard and doubtful loans were non-performing as of December 31, 2012 and 2011, respectively.

For residential real estate, home equity indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2012 and 2011 (in thousands):

	Performing	Non-performing	Total
December 31, 2012
Residential real estate	$303,416	$10,943	$314,359
Indirect vehicles	207,139	1,494	208,633
Home equity	286,700	18,486	305,186
Other consumer	93,307	10	93,317
Total	$890,562	$30,933	$921,495
December 31, 2011
Residential real estate	$312,487	$4,300	$316,787
Indirect vehicles	186,177	1,304	187,481
Home equity	326,956	9,087	336,043
Other consumer	88,856	9	88,865
Total	$914,476	$14,700	$929,176

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$10,993	$9,505	$1,488	$—	$14,089	$105
Commercial collateralized by assignment of lease payments	390	390	—	—	278	9
Commercial real estate:
Healthcare	10,943	3,238	7,705	—	2,751	—
Industrial	16,891	14,940	1,951	—	16,374	29
Multifamily	800	800	—	—	1,340	14
Retail	5,372	4,917	455	—	9,241	—
Office	1,568	1,568	—	—	1,151	—
Other	4,860	4,860	—	—	6,005	—
Residential real estate	3,097	2,711	386	—	6,476	—
Construction real estate	—	—	—	—	577	—
Indirect vehicles	—	—	—	—	—	—
Home equity	2,558	2,558	—	—	8,976	—
Other consumer	—	—	—	—	182	—
With an allowance recorded:
Commercial	14,484	14,381	103	3,620	8,455	—
Commercial collateralized by assignment of lease payments	885	885	—	188	1,130	73
Commercial real estate:
Healthcare	—	—	—	—	3,901	—
Industrial	5,525	4,238	1,287	1,255	2,443	—
Multifamily	8,233	7,249	984	2,284	5,847	130
Retail	23,144	17,257	5,887	3,604	10,058	—
Office	1,706	1,695	11	522	1,904	—
Other	4,661	4,577	84	1,263	6,082	16
Residential real estate	10,565	10,565	—	2,858	3,417	—
Construction real estate	4,552	2,167	2,385	497	3,775	—
Indirect vehicles	—	—	—	—	—	—
Home equity	13,765	13,763	2	850	4,800	—
Other consumer	—	—	—	—	—	—
Total	$144,992	$122,264	$22,728	$16,941	$119,252	$376

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$47,784	$28,774	$19,010	$—	$22,952	$211
Commercial collateralized by assignment of lease payments	107	107	—	—	696	32
Commercial real estate:
Healthcare	—	—	—	—	1,818	—
Industrial	35,338	25,865	9,473	—	37,436	64
Multifamily	1,975	1,975	—	—	10,641	164
Retail	23,656	23,652	4	—	26,783	—
Office	779	779	—	—	5,755	—
Other	6,901	6,901	—	—	16,303	—
Residential real estate	7,157	7,157	—	—	6,580	—
Construction real estate	—	—	—	—	56,846	—
Indirect vehicles	—	—	—	—	—	—
Home equity	11,297	11,297	—	—	7,309	—
Other consumer	241	241	—	—	122	—
With an allowance recorded:
Commercial	10,016	6,038	3,978	1,711	10,025	80
Commercial collateralized by assignment of lease payments	2,077	2,077	—	390	475	71
Commercial real estate:
Healthcare	11,750	6,892	4,858	1,560	292	—
Industrial	7,739	3,773	3,966	680	7,780	—
Multifamily	14,387	7,720	6,667	1,757	10,614	208
Retail	11,232	10,672	560	2,394	9,688	—
Office	2,330	2,047	283	77	4,586	—
Other	5,979	5,816	163	1,514	10,489	2
Residential real estate	—	—	—	—	—	—
Construction real estate	3,519	1,145	2,374	721	20,259	—
Indirect vehicles	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Other consumer	—	—	—	—	355	5
Total	$204,264	$152,928	$51,336	$10,804	$267,804	$837

Average impaired loans for the years ended December 31, 2012, 2011 and 2010 were $119.3 million, $267.8 million and $337.1 million, respectively.  Interest income on impaired loans recognized on a cash basis was $376 thousand, $837 thousand and $307 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

Impaired loans included accruing restructured loans of $21.3 million and $38.0 million that have been modified and are performing in accordance with those modified terms as of December 31, 2012 and 2011, respectively.  In addition, impaired loans included $28.4 million and $42.5 million of non-performing, restructured loans as of December 31, 2012 and 2011, respectively.

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

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year of the restructuring that the historical payment performance has been established. As of December 31, 2012, there was approximately $3.1 million in recorded investment in relation to one A/B structure.  As of December 31, 2011, there was approximately $18.9 million in recorded investment in relation to two A/B structures.  Both of these A/B structures are included above as accruing restructured loans.

A loan classified as a troubled debt restructuring will no longer be included in the troubled debt restructuring disclosures in the years after the restructuring if the loan performs in accordance with the terms specified by the restructuring agreement and the interest rate specified in the restructuring agreement represents a market rate at the time of modification. The specified interest rate is considered a market rate when the interest rate is equal or greater than the rate the Company is willing to accept at the time of restructuring for a new loan with comparable risk. If there are concerns that the borrower would not be able to meet the modified terms of the loan, the loan would continue to be included in the troubled debt restructuring disclosures.

Impairment analyses on commercial-related loans classified as troubled debt restructurings are performed in conjunction with the normal allowance for loan loss process. See Note 1 for additional information. Consumer loans classified as troubled debt restructurings are aggregated in two pools that share common risk characteristics, home equity and residential real estate loans, with impairment measured on a quarterly basis based on the present value of expected future cash flows discounted at the loan's effective interest rate.

The following tables present loans that have been restructured during the year ended December 31, 2012 (dollars in thousands):

	December 31, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial real estate:
Multifamily	2	$262	$262	$—
Retail	1	236	236	—
Residential real estate	4	1,575	1,575	—
Construction real estate	1	1,158	1,158	—
Home equity	53	7,943	7,867	76
Total	61	$11,174	$11,098	$76
Non-Performing:
Commercial	4	$3,305	$3,305	$73
Commercial collateralized by assignment of lease payments	1	202	202	168
Commercial real estate:
Industrial	1	284	284	77
Multifamily	2	333	333	220
Retail	4	818	818	204
Other	1	157	157	50
Residential real estate	5	1,092	857	235
Home equity	42	5,283	5,283	—
Total	60	$11,474	$11,239	$1,027

The following tables present loans that have been restructured during the year ended December 31, 2011 (dollars in thousands):

	December 31, 2011
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial real estate:
Multifamily	1	$20	$20	$—
Retail	4	19,680	19,564	—
Residential real estate	10	2,406	2,350	—
Construction real estate	1	3,603	3,593	—
Consumer	72	7,850	7,811	—
Total	88	$33,559	$33,338	$—
Non-Performing:
Commercial	3	$463	$463	$119
Commercial real estate:
Industrial	4	15,947	9,680	6,511
Multifamily	2	10,393	3,970	7,047
Retail	4	10,637	10,632	680
Office	2	834	834	8
Other	3	5,274	5,274	1,006
Residential real estate	2	531	452	79
Home equity	17	2,902	2,273	629
Total	37	$46,981	$33,578	$16,079

Of the troubled debt restructurings entered into during the past twelve months, $3.9 million were performing and subsequently defaulted during the year ended December 31, 2012.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post restructuring or are placed on non-accrual status.

The following tables present the troubled debt restructurings activity during the year ended December 31, 2012 (dollars in thousands):

	Performing	Non-performing
Beginning balance	$37,996	$42,540
Additions	11,174	14,535
Charge-offs	(534)	(3,099)
Principal payments, net	(21,611)	(20,770)
Removals	(9,539)	(200)
Transfer to other real estate owned	—	(818)
Transfer from/to performing	9,094	5,324
Transfer from/to nonperforming	(5,324)	(9,094)
Ending balance	$21,256	$28,418

Loans removed from trouble debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms. Additions to non-performing troubled debt restructurings above include the A portion of an A/B structured note of $3.1 million that was restructured in a prior year, performed in accordance with the modified terms and was removed from trouble debt reclassification. The A portion of the note redefaulted during 2012.

The following table presents the type of modification for loans that have been restructured and the post-modification recorded investment during the year ended December 31, 2012 (dollars in thousands):

	December 31, 2012

	Extended
	Maturity,		Extended	Extended		Delay in
	Amortization	Extended	Maturity and	Maturity and		Payments or
	and Reduction	Maturity and	Reduction of	Delay in	Extended	Reduction of
	of Interest Rate	Amortization	Interest Rate	Payments	Maturity	Interest Rate	Total
Commercial	$—	$—	$—	$169	$3,136	$—	$3,305
Commercial collateralized by assignment of lease payments	—	202	—	—	—	—	202
Commercial real estate:
Industrial	—	—	—	—	—	284	284
Multifamily	—	—	595	—	—	—	595
Retail	—	—	852	202	—	—	1,054
Other	—	—	—	—	—	157	157
Residential real estate	2,328	339	—	—	—	—	2,667
Construction real estate	—	—	—	—	1,158	—	1,158
Home equity	9,782	1,764	1,510	—	120	50	13,226
Total	$12,110	$2,305	$2,957	$371	$4,414	$491	$22,648

Activity in the allowance for loan losses was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$135,975	$192,217	$177,072
Provision for credit losses	(8,900)	120,750	246,200
Charge-offs:
Commercial loans	2,408	17,571	58,077
Commercial loans collateralized by assignment of lease payments	1,721	1,466	1,711
Commercial real estate	11,377	96,633	79,828
Residential real estate	2,944	12,643	3,326
Construction real estate	4,007	52,917	94,533
Indirect vehicles	2,259	2,836	3,199
Home equity	4,551	11,066	4,632
Other consumer loans	1,349	1,648	1,755
Total charge-offs	30,616	196,780	247,061
Recoveries:
Commercial loans	3,475	5,370	8,788
Commercial loans collateralized by assignment of lease payments	6,720	225	184
Commercial real estate	16,987	3,332	2,070
Residential real estate	501	49	184
Construction real estate	2,019	8,590	3,170
Indirect vehicles	1,096	1,399	1,163
Home equity	671	224	351
Other consumer loans	351	599	96
Total recoveries	31,820	19,788	16,006
Net (recoveries) charge-offs	(1,204)	176,992	231,055
Allowance for credit losses(1)	128,279	135,975	192,217
Allowance for unfunded credit commitments(2)	(4,075)	(9,177)	—
Balance at December 31,	$124,204	$126,798	$192,217

(1)The reserve for unfunded credit commitments was reclassified to other liabilities as of June 30, 2011.
(2)There was $13.6 million for unfunded credit commitments at December 31, 2010 included in allowance for credit losses above.

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012 and 2011 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicles	Home equity	Other Consumer	Unfunded Commitments	Total
December 31, 2012:
Allowance for credit losses:
Beginning balance	$21,106	$7,561	$68,695	$3,935	$15,639	$1,834	$7,333	$695	$9,177	$135,975
Reclassification to allowance for unfunded credit commitments	—	—	—	—	—	—	—	—	—	—
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	1,132	—	—	—	(1,132)	—
Charge-offs	2,408	1,721	11,377	2,944	4,007	2,259	4,551	1,349	—	30,616
Recoveries	3,475	6,720	16,987	501	2,019	1,096	671	351	—	31,820
Provision	2,770	(4,805)	(13,249)	5,449	(3,561)	653	5,948	1,865	(3,970)	(8,900)
Ending balance	$24,943	$7,755	$61,056	$6,941	$11,222	$1,324	$9,401	$1,562	$4,075	$128,279
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,620	$188	$8,928	$2,858	$497	$—	$850	$—	$3,499	$20,440
Collectively evaluated for impairment	18,878	7,567	50,120	4,083	10,662	1,324	8,551	1,562	576	103,323
Acquired and accounted for under ASC 310-30 (1)	2,445	—	2,008	—	63	—	—	—	—	4,516
Total ending allowance balance	$24,943	$7,755	$61,056	$6,941	$11,222	$1,324	$9,401	$1,562	$4,075	$128,279
Loans:
Individually evaluated for impairment	$23,886	$1,275	$65,339	$13,276	$2,167	$—	$16,321	$—	$—	$122,264
Collectively evaluated for impairment	1,178,804	1,301,745	1,696,493	297,144	108,094	208,633	288,865	93,317	—	5,173,095
Acquired and accounted for under ASC 310-30 (1)	65,658	—	247,390	6,528	118,360	—	465	33,170	—	471,571
Total ending loans balance	$1,268,348	$1,303,020	$2,009,222	$316,948	$228,621	$208,633	$305,651	$126,487	$—	$5,766,930
December 31, 2011:
Allowance for credit losses:
Beginning balance	$28,747	$6,424	$105,875	$5,104	$37,215	$3,157	$5,062	$633	$—	$192,217
Reclassification to allowance for unfunded credit commitments	(464)	—	(7,989)	—	(8,597)	—	—	—	17,050	—
Transfer to (from) allowance for unfunded credit commitments	—	—	5,516	—	5,765	—	—	—	(11,281)	—
Charge-offs	17,571	1,466	96,633	12,643	52,917	2,836	11,066	1,648	—	196,780
Recoveries	5,370	225	3,332	49	8,590	1,399	224	599	—	19,788
Provision	5,024	2,378	58,594	11,425	25,583	114	13,113	1,111	3,408	120,750
Ending balance	$21,106	$7,561	$68,695	$3,935	$15,639	$1,834	$7,333	$695	$9,177	$135,975
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,711	$390	$7,982	$—	$721	$—	$—	$—	$9,177	$19,981
Collectively evaluated for impairment	19,395	7,171	60,173	3,648	14,918	1,834	7,333	695	—	115,167
Acquired and accounted for under ASC 310-30 (1)	—	—	540	287	—	—	—	—	—	827
Total ending allowance balance	$21,106	$7,561	$68,695	$3,935	$15,639	$1,834	$7,333	$695	$9,177	$135,975
Loans:
Individually evaluated for impairment	$34,812	$2,184	$96,092	$7,157	$1,145	$—	$11,297	$241	$—	$152,928
Collectively evaluated for impairment	1,053,310	1,206,391	1,757,696	305,117	182,644	187,481	324,746	88,624	—	5,106,009
Acquired and accounted for under ASC 310-30 (1)	110,545	—	324,216	9,483	197,788	—	925	49,101	—	692,058
Total ending loans balance	$1,198,667	$1,208,575	$2,178,004	$321,757	$381,577	$187,481	$336,968	$137,966	$—	$5,950,995

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

During the year ended December 31, 2012 there was a provision for credit losses of $8.1 million and net charge-offs of $4.4 million, respectively, in relation to 14 pools of purchased loans with a total carrying amount of $261.9 million as of December 31, 2012. During the year ended December 31, 2011 there was a provision to the allowance for loan losses of $3.8 million and net charge-offs of $3.0 million in relation to five pools of purchased loans with a total carrying amount of $32.7 million as of December 31, 2011.  There was $4.5 million in allowance for loan losses related to these purchased loans at December 31, 2012 and $827 thousand at December 31, 2011.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired in FDIC-assisted transactions and accounted for under ASC 310-30 were as follows for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Balance at beginning of period	$18,703	$44,103
Purchases	—	—
Accretion	(13,535)	(29,899)
Other	517	4,499
Balance at end of period	$5,685	$18,703

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

The carrying amount of covered loans and other purchased non-covered loans at December 31, 2012 consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table (in thousands):

December 31, 2012	Purchased Credit-Impaired Loans	Purchased Non- Credit-Impaired Loans	Total
Covered loans:
Commercial related (1)	$21,695	$6,083	$27,778
Commercial	4,767	15,331	20,098
Commercial real estate	98,625	148,765	247,390
Construction real estate	105,853	12,507	118,360
Other	3,616	32,608	36,224
Total covered loans	$234,556	$215,294	$449,850
Estimated receivable amount from the FDIC under the loss-share agreement (2)	$15,802	$21,356	$37,158
Non covered loans:
Commercial related (3)	$3,670	$14,112	$17,782
Other	89	3,850	3,939
Total non-covered loans	$3,759	$17,962	$21,721

(1)	Covered commercial related loans include commercial, commercial real estate and construction real estate loans acquired in connection with the Heritage and Benchmark FDIC-assisted transactions.

(2)	Estimated reimbursable amounts from the FDIC under the loss-share agreement exclude $2.2 million in reimbursable amounts related to covered other real estate owned.

(3)	Non covered commercial related loans include commercial, commercial real estate and construction real estate for InBank.

Outstanding balances on purchased loans from the FDIC were $515.7 million and $795.6 million as of December 31, 2012 and 2011, respectively.  The related carrying amount on loans purchased from the FDIC was $471.6 million and $692.1 million as of December 31, 2012 and 2011.

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

Lease investments by categories follow (in thousands):

	December 31,
	2012	2011
Direct finance leases:
Minimum lease payments	$90,160	$56,744
Estimated unguaranteed residual values	11,140	6,681
Less: unearned income	(7,135)	(5,349)
Direct finance leases (1)	$94,165	$58,076
Leveraged leases:
Minimum lease payments	$154,549	$21,907
Estimated unguaranteed residual values	23,586	2,702
Less: unearned income	(2,879)	(2,004)
Less: related non-recourse debt	(145,719)	(20,629)
Leveraged leases (1)	$29,537	$1,976
Operating leases:
Equipment, at cost	$222,083	$242,453
Less accumulated depreciation	(92,260)	(106,963)
Lease investments, net	$129,823	$135,490

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $21.1 million at December 31, 2012 and $31.0 million at December 31, 2011.

The minimum lease payments receivable for the various categories of leases are due as follows (in thousands) for the years ending December 31,

	Direct Finance	Leveraged	Operating
Year	Leases	Leases	Leases	Total
2013	$39,762	$60,824	$30,764	$131,350
2014	26,314	49,357	21,764	97,435
2015	14,108	27,611	12,547	54,266
2016	6,936	11,050	5,246	23,232
2017	2,005	4,105	1,924	8,034
Thereafter	1,035	1,602	59	2,696
	$90,160	$154,549	$72,304	$317,013

Income from lease investments was composed of (in thousands):

	Years Ended December 31,
	2012	2011	2010
Rental income on operating leases	$49,473	$54,859	$55,078
Equipment maintenance contracts revenue, net of cost of sales	14,129	7,713	5,353
Other lease related revenue	4,218	3,599	2,078
Gain on sale of leased equipment, net	4,708	3,158	2,474
Income on lease investments, gross	72,528	69,329	64,983
Less:
Depreciation on operating leases	(36,146)	(42,390)	(43,130)
Income from lease investments, net	$36,382	$26,939	$21,853

Equipment maintenance contracts revenue represents the gross amount of revenue paid for maintenance contracts and other services sold to customers.  The maintenance contracts are serviced by third parties, with the Company maintaining no obligation under the contracts.  The cost of sales is the amount paid by the Company to the third party maintenance provider.

Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees participate.  Often times, there are several individual lease schedules under one master lease.  There were 3,464 leases at December 31, 2012 compared to 2,668 at December 31, 2011.  The average residual value per lease schedule was approximately $22 thousand at December 31, 2012 and $21 thousand at December 31, 2011.  The average residual value per master lease schedule was approximately $79 thousand at December 31, 2012 and $166 thousand at December 31, 2011.

At December 31, 2012, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2013	$3,684	$6,484	$9,589	$19,757
2014	3,658	6,037	10,987	20,682
2015	2,270	5,667	7,924	15,861
2016	922	3,452	6,904	11,278
2017	498	1,415	4,445	6,358
Thereafter	108	531	346	985
	$11,140	$23,586	$40,195	$74,921

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known.

Note 7.	Premises and Equipment

Premises and equipment consist of (in thousands):

	December 31,
	2012	2011
Land and land improvements	$69,832	$63,796
Buildings	97,365	97,909
Furniture and equipment	88,425	80,659
Buildings and leasehold improvements	49,813	50,617
	305,435	292,981
Accumulated depreciation	(83,902)	(82,276)
Premises and equipment, net	$221,533	$210,705

Depreciation on premises and equipment totaled $16.3 million, $13.6 million, and $11.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 8.	Goodwill and Intangibles

The excess of the cost of an acquisition over the fair value of the net assets acquired consists of goodwill, and core deposit and client relationship intangibles. Under ASC Topic 350, goodwill is subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill to determine potential impairment annually, or more frequently if events and circumstances indicate that goodwill might be impaired, by comparing the carrying value of the reporting unit with the fair value of the reporting unit.

The Company's annual assessment date is as of December 31. No impairment losses were recognized during the years ended December 31, 2012, 2011, or 2010. Goodwill is tested for impairment at the reporting unit level. All of our goodwill is allocated to MB Financial, Inc., which is the Company's only applicable reporting unit for purposes of testing goodwill impairment.  The carrying amount of goodwill was $423.4 million and $387.1 million at December 31, 2012 and 2011, respectively. Goodwill increased by $36.3 million during the fourth quarter of 2012 as a result of the Celtic acquisition.

Fair value was computed by estimating the future cash flows of the Company and present valuing those cash flows at an interest rate equal to our cost of capital. In addition, we compared our fair value calculation with our stock price adjusted for a control premium for reasonableness relative to our fair value calculation. Key assumptions used in estimating future cash flows included loan and deposit growth, the interest rate environment, credit spreads on new and renewed loans, future deposit pricing, loan charge-offs, provision for credit losses, fee income growth and operating expense growth. Our future cash flows estimates assumed a similar economic environment to what we experienced in 2012.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately four years, as of December 31, 2012. Core deposit and client relationship intangibles increased by $5.0 million during the fourth quarter of 2012 as a result of the Celtic acquisition.

The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Balance at beginning of period	$29,494	$35,159
Amortization expense	(5,010)	(5,665)
Other intangibles from business combinations	5,028	—
Balance at end of period	$29,512	$29,494

Gross carrying amount	$61,429	$71,560
Accumulated amortization	(31,917)	(42,066)
Net book value	$29,512	$29,494

The following presents the estimated amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2013	$6,084
2014	4,748
2015	4,030
2016	3,418
2017	3,071
Thereafter	8,161
$29,512

Note 9.	Deposits

The composition of deposits was as follows (in thousands):

	December 31,
	2012	2011
Demand deposit accounts, noninterest bearing	$2,164,547	$1,885,694
NOW and money market accounts	2,747,273	2,645,334
Savings accounts	811,333	753,610
Certificates of deposit, $100,000 or more	1,020,033	1,393,165
Other certificates of deposit	799,511	969,804
Total	$7,542,697	$7,647,607

Certificates of deposit of $100,000 or more included $294.2 million and $437.4 million of brokered deposits at December 31, 2012 and 2011, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $100,000 or more.

At December 31, 2012, the scheduled maturities of certificates of deposit were as follows (in thousands):

2013	$1,283,292
2014	222,518
2015	154,602
2016	41,457
2017	49,431
Thereafter	68,244
$1,819,544

Note 10.	Short-Term Borrowings

Short-term borrowings were as follows as of December 31, 2012 and 2011 (dollars in thousands):

	December 31,
	2012		2011
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Customer repurchase agreements	0.23%	$208,242	0.30%	$216,439
Federal Home Loan Bank advances	3.58%	12,360	3.66%	3,515
	0.42%	$220,602	0.35%	$219,954

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

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $12.4 million in fixed rate advances at December 31, 2012 and $3.5 million in fixed rate advances at December 31, 2011.  At December 31, 2012, the interest rates on these advances ranged from 3.26% to 3.98% and maturities ranged from April 2013 to July 2013.

On March 9, 2012, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one month LIBOR + 2.00%. As of December 31, 2012, no amount was outstanding. The line matures on March 8, 2013.

Note 11.	Long-term Borrowings

The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $4.4 million and $144.6 million at December 31, 2012 and 2011, respectively. As of December 31, 2012, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87% and maturities ranging from April 2021 to April 2035.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  The Company may also pledge certain investment securities as collateral for advances based on market value.  As of December 31, 2012 and December 31, 2011, the Company had $28.4 million and $197.4 million, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances.  Additionally, as of December 31, 2012 and December 31, 2011, the Company had $32.1 million and $33.8 million, respectively, of investment securities pledged as collateral for advances from the Federal Home Loan Bank.

The Company had notes payable to banks totaling $21.1 million and $31.0 million at December 31, 2012 and December 31, 2011, respectively, which as of December 31, 2012, were accruing interest at rates ranging from 2.50% to 12.00%.  Lease investments includes equipment with an amortized cost of $29.7 million and $42.6 million at December 31, 2012 and 2011, respectively, that is pledged as collateral on these notes.

The Company had a $40.0 million 10-year structured repurchase agreement as of December 31, 2012, which bears interest at a fixed rate borrowing of 4.75% and expires in 2016.

As of December 31, 2012, MB Financial Bank has a $50.0 million outstanding subordinated debt facility.  Interest is payable at a rate of 3-month LIBOR +1.70%.  The debt matures on October 1, 2017.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Year ending December 31,
2013	$10,204
2014	6,726
2015	3,522
2016	41,506
2017	50,339
Thereafter	3,753
$116,050

Note 12.	Junior Subordinated Notes Issued to Capital Trusts

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2012 (in thousands):

	Coal City Capital Trust I	MB Financial Capital Trust II	MB Financial Capital Trust III	MB Financial Capital Trust IV
Junior Subordinated Notes:
Principal balance	$25,774	$36,083	$10,310	$20,619
Annual interest rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	December 15, 2010	September 23, 2011	September 15, 2011
Trust Preferred Securities:
Face Value	$25,000	$35,000	$10,000	$20,000
Annual distribution rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial Capital Trust V	MB Financial Capital Trust VI	FOBB Statutory Trust III (2)
Junior Subordinated Notes:
Principal balance	$30,928	$23,196	$5,155
Annual interest rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	3-mo LIBOR + 2.80%
Stated maturity date	December 15, 2037	October 30, 2037	January 23, 2034
Call date	December 15, 2012	October 30, 2012	January 23, 2009
Trust Preferred Securities:
Face Value	$30,000	$22,500	$5,000
Annual distribution rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	3-mo LIBOR + 2.80%
Issuance date	September 2007	October 2007	December 2003
Distribution dates (1)	Quarterly	Quarterly	Quarterly

(1)	All distributions are cumulative and paid in cash.

(2)
FOBB Statutory Trust III was established by First Oak Brook Bancshares, Inc. (“FOBB”) prior to the Company's acquisition of FOBB, and the junior subordinated note issued by FOBB to FOBB Statutory Trust III was assumed by the Company upon completion of the acquisition.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption on a date no earlier than the call dates noted in the table above.  Prior to these respective redemption dates, the junior subordinated notes may be redeemed by the Company (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in a trust being treated as an investment company.  Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes.  The Company’s obligation under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust.  The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to 5 years, but not beyond the stated maturity date in the table above.  During any such deferral period the Company may not pay cash dividends on its common or preferred stock and generally may not repurchase its common or preferred stock.

During the third quarter of 2012, the Company redeemed $6.2 million of junior subordinated notes issued to FOBB Statutory Trust I. The junior subordinated note had a rate of 10.60% and a maturity date of September 7, 2030. The Company assumed this obligation upon the completion of the acquisition of FOBB.

Note 13.	Lease Commitments and Rental Expense

The Company leases office space for certain branch offices.  At December 31, 2012, the future minimum annual rental commitments for these noncancelable leases and subleases of such space were as follows (in thousands):

	Gross	Sublease	Net
Year	Rents	Rents	Rents
2013	$6,016	$1,100	$4,916
2014	5,305	929	4,376
2015	4,746	676	4,070
2016	3,808	444	3,364
2017	2,985	422	2,563
Thereafter	19,229	1,419	17,810
	$42,089	$4,990	$37,099

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes.  Certain leases also provide for increased rental payments based on increases in the Consumer Price Index.

Net rental expense for the years ended December 31, 2012, 2011, and 2010 amounted to $5.4 million, $5.3 million, and $5.4 million, respectively.

Note 14.	Employee Benefit Plans

The Company has a defined contribution 401(k) profit sharing plan that covers most full-time employees who have completed three months of service.  Each participant under the plan may contribute up to 75% of his/her eligible compensation on a pretax basis.  The Company’s contributions consist of a discretionary profit-sharing contribution and a matching contribution of the amounts contributed by the participants.  The board of directors determines the Company’s contributions on an annual basis.

During 2012, each participant was eligible for a maximum total Company matching contribution of 3.5% of their compensation.  Additionally, the Company may make annual discretionary profit sharing contributions.  The contributions for profit sharing is estimated to be 3% of eligible compensation for the year ended December 31, 2012,  and was 3% of eligible compensation for the years ended December 31, 2011 and December 31, 2010.  The Company’s total contribution to the plan for the year ended December 31, 2012 was estimated to be $6.6 million and was $6.1 million and $5.5 million for the years ended December 31, 2011 and 2010, respectively.

The Company has deferred compensation plans that allow eligible executives, senior officers and certain other employees and directors to defer payment of up 100% of their base salary and bonus in the case of employees and board fees in the case of directors.  Discretionary Company contributions to these plans for the year ended December 31, 2012 were estimated to be approximately $464 thousand.  Contributions to these plans were $492 thousand and $376 thousand for the years ended December 31, 2011 and 2010, respectively.  In addition, pursuant to the Company’s agreement entered into with the Company’s Chief Executive Officer, he is entitled to receive on each December 31st while he is employed by the Company (starting December 31, 2007) a fully vested employer contribution to his account under the Company's non-stock deferred compensation plan in amount equal to 20% of his base salary then in effect.  The amounts deferred can be invested in MB Financial stock (under the Company’s stock deferred compensation plan) or publicly traded mutual funds (under the Company’s non-stock deferred compensation plan) at the discretion of the participant.  The cost of the MB Financial common stock held by MB Financial’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.  The amounts of the assets that are not invested in MB Financial common stock are recorded at their fair market value in other assets on the consolidated balance sheet.  As of December 31, 2012, the fair value of the assets held in other publicly traded funds totaled $7.7 million.  A liability is established, in other liabilities, on the consolidated balance sheet, for the fair value of the obligation to the participants.  Any increase or decrease in the fair market value of plan assets is recorded in other non-interest income on the consolidated statement of operations.  Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the consolidated statement of operations.  The decrease in fair market value of the assets and the obligation related to the deferred compensation plan was $811 thousand for the year ended December 31, 2012.

Note 15.	Income Taxes

The deferred taxes consist of (in thousands):

	December 31,
	2012	2011
Deferred tax asset:
Allowance for credit losses	$50,336	$53,888
Federal net operating loss carryforwards	1,926	44,424
State net operating loss carryforwards	23,677	22,242
Other real estate owned	22,153	10,732
Stock options and restricted stock	5,808	6,628
Loans	8,628	6,420
Deferred compensation	6,129	5,839
Tax credit carryforwards	15,491	5,653
Bonus accrual	4,438	2,380
Merger and non-compete accrual	865	1,030
Other items	1,343	2,795
Total deferred tax asset	140,794	162,031
Valuation allowance	—	—
Total deferred tax asset, net of valuation allowance	140,794	162,031
Deferred tax liability:
Premises and equipment	(116,780)	(76,843)
Deferred income from FDIC-assisted transactions	(50,565)	(47,415)
Investment securities	(5,573)	(4,495)
FHLB stock dividends	(2,774)	(4,079)
Core deposit intangible	(2,669)	(4,038)
Other items	(3,673)	(1,299)
Total deferred tax liability	(182,034)	(138,169)
Net deferred tax (liability) asset	(41,240)	23,862
Net unrealized holding gain on investment securities available for sale	(23,431)	(25,258)
Net deferred tax liability	$(64,671)	$(1,396)

As part of the accounting for the acquisition of Celtic, a net deferred tax liability of $49.9 million, related primarily to differences between financial statement reporting and income tax reporting of certain leases, was recorded during the year ended December 31, 2012, without an offsetting effect to the income tax provision.

The Company’s state net operating loss carryforwards totaled $460.0 million at December 31, 2012 and begin to expire in 2015 through 2027.   In January of 2011, the State of Illinois enacted legislation suspending the utilization of net operating loss carryforwards for tax years 2011 through 2014 and extending the carryforward period for existing net operating loss carryforwards by 4 years.   The Company’s federal net operating loss carryforwards totaled $5.5 million at December 31, 2012 and begin to expire in 2019 through 2031. The Company's tax credit carryforwards include federal alternative minimum tax credits of $10.4 million with an indefinite carryforward period and general business credits of $5.1 million with expiration dates occurring in 2028 through 2032. Management has determined that is more likely than not that the deferred tax assets, including the net operating loss carryforwards, as of December 31, 2012, will be realized and that no valuation allowance is required.

Income taxes attributable to continuing operations consist of (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current expense (benefit):
Federal	$15,075	$713	$5,971
State	6,225	(611)	471
Foreign	—	—	5
	21,300	102	6,447
Deferred expense (benefit)	15,177	5,166	(6,423)
	$36,477	$5,268	$24

The reconciliation between the statutory federal income tax rate of 35% and the effective tax rate on income from continuing operations follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Federal income tax expense (benefit) at expected statutory rate	$44,398	$15,398	$7,193
Increase (decrease) due to:
Tax exempt income, net	(12,539)	(8,162)	(6,403)
State tax benefit resulting from change in tax rate	—	(2,100)	—
State tax expense (benefit) net of federal impact	5,014	1,703	306
Nonincludable increase in cash surrender value of life insurance	(1,177)	(1,529)	(1,230)
Adjustment of tax contingency reserves	14	35	(236)
Other items, net	767	(77)	394
Income tax expense (benefit)	$36,477	$5,268	$24

Accounting for Uncertainty in Income Taxes: ASC Topic 740 provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

A reconciliation of the change in unrecognized tax benefits from January 1, 2012 to December 31, 2012 is as follows (in thousands):

	Unrecognized Tax Benefit Without Interest	Interest on unrecognized Tax Benefit	Total Unrecognized Tax Benefit Including Interest
Balance at January 1, 2012	$83	$7	$90
Increases for tax positions of prior years	12	2	14
Benefits recognized	—	—	—
Balance at December 31, 2012	$95	$9	$104

The whole amount of unrecognized tax benefits would affect the tax provision and the effective income tax rate if recognized in future periods.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense, to the extent not included in unrecognized tax benefits.

The Company’s federal income tax returns are open and subject to examination for the 2009 tax return year and forward.  The Company’s various state income tax returns are generally open for the 2008 tax return year and forward based on individual state statutes of limitation.  The Company is not currently under examination by any taxing authority.

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

At December 31, 2012 and 2011, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	2012	2011
Commitments to extend credit:
Home equity lines	$239,771	$275,357
Other commitments	911,166	741,815
Letters of credit:
Standby	66,247	67,720
Commercial	465	818

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of December 31, 2012, the maximum remaining term for any standby letters of credit was December 31, 2017.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At December 31, 2012, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $1.8 million to $66.7 million from $68.5 million at December 31, 2011.  Of the $66.7 million in commitments outstanding at December 31, 2012, approximately $65.6 million of the letters of credit have been issued or renewed since December 31, 2011.

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

As of December 31, 2012, the Company had approximately $545 thousand in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of December 31, 2012, approximately 23% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of

Illinois as of December 31, 2012. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes the Company and its subsidiary bank met all capital adequacy requirements to which they are subject as of December 31, 2012 and 2011.

As of December 31, 2012, the most recent regulatory notification categorized the subsidiary bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the subsidiary bank must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well-capitalized column in the table below.  There are no conditions or events since that notification that management believes have changed the subsidiary bank’s categories.

The required and actual amounts and ratios for the Company and its subsidiary bank are presented below (dollars in thousands):

					To Be Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total capital (to risk-weighted assets):
Consolidated	$1,059,357	16.62%	$509,885	8.00%	N/A	N/A
MB Financial Bank	983,817	15.49%	508,016	8.00%	$635,021	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	939,087	14.73%	254,942	4.00%	N/A	N/A
MB Financial Bank	863,836	13.60%	254,008	4.00%	381,012	6.00%
Tier 1 capital (to average assets):
Consolidated	939,087	10.50%	357,906	4.00%	N/A	N/A
MB Financial Bank	863,836	9.68%	356,984	4.00%	446,230	5.00%
As of December 31, 2011
Total capital (to risk-weighted assets):
Consolidated	$1,231,632	19.39%	$508,131	8.00%	N/A	N/A
MB Financial Bank	1,086,628	17.20%	505,329	8.00%	$632,662	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	1,101,538	17.34%	254,066	4.00%	N/A	N/A
MB Financial Bank	956,958	15.15%	252,665	4.00%	378,997	6.00%
Tier 1 capital (to average assets):
Consolidated	1,101,538	11.73%	375,735	4.00%	N/A	N/A
MB Financial Bank	956,958	10.24%	373,824	4.00%	467,280	5.00%

N/A — not applicable

Note 18.	Fair Value Measurements

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

Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's monthly and/or quarterly valuation process.

Financial Instruments Recorded at Fair Value on a Recurring Basis

Securities Available for Sale. The fair values of securities available for sale are determined by quoted prices in active markets, when available, and classified as Level 1. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities and classified as Level 2. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level 3 inputs.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2012
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$41,315	$—	$41,315	$—
States and political subdivisions	725,019	—	725,019
Residential mortgage-backed securities	939,202	—	938,354	848
Commercial mortgage-backed securities	54,126	—	54,126	—
Corporate bonds	96,674	—	91,451	5,223
Equity securities	11,835	11,835	—	—
Loans held for sale	7,492	—	7,492	—
Assets held in trust for deferred compensation	7,746	7,746	—	—
Derivative financial instruments	29,096	—	29,096	—
Financial liabilities
Other liabilities (1)	7,746	7,746	—	—
Derivative financial instruments	29,055	—	29,055	—
2011
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$42,401	$—	$42,401	$—
States and political subdivisions	535,660	—	535,660	—
Residential mortgage-backed securities	1,281,806	—	1,280,713	1,093
Commercial mortgage-backed securities	52,685	—	52,685	—
Corporate bonds	5,899	—	—	5,899
Equity securities	10,846	10,846	—	—
Loans held for sale	4,727	—	4,727	—
Assets held in trust for deferred compensation	6,808	6,808	—	—
Derivative financial instruments	26,251	—	26,251	—
Financial liabilities
Other liabilities (1)	6,808	6,808	—	—
Derivative financial instruments	26,624	—	26,624	—

(1) Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	December 31, 2012	Technique	Input	Range

Residential mortgage-backed securities	$848	Discounted cash flows	Constant pre-payment rates
			(CPR) assumption	6% - 12% CPR
Corporate bonds	5,223	Discounted cash flows	Credit assumption	25% Loss

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2012. One municipal bond security totaling $470 thousand measured using significant other observable inputs (Level 2) at December 31, 2011 was previously measured using Level 1 prices at December 31, 2010. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Year Ended December 31
(in thousands)	2012	2011
Balance, beginning of period	$6,992	$7,476
Transfer into Level 3	—	—
Other comprehensive income	81	42
Principal payments	(885)	(526)
Impairment charge	(117)	—
Balance, ending of period	$6,071	$6,992

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (approximately 85%), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Non-Financial Long-Lived Assets.  During the years ended December 31, 2012 and 2011, the Company recognized branch impairment charges of $2.2 million and $1.6 million, respectively, caused by the decision to close branches in each of those years.  The fair value of the branch was estimated using Level 3 inputs based on internal appraisals.

Assets measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2012
Financial assets:
Impaired loans	$62,258	$—	$—	$62,258
Non-financial assets:
Foreclosed assets	60,228	—	—	60,228
Long-lived assets	2,314	—	—	2,314
2011
Financial assets:
Impaired loans	$96,089	$—	$—	$96,089
Non-financial assets:
Foreclosed assets	138,971	—	—	138,971
Long-lived assets	2,901	—	—	2,901

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	December 31, 2012	Technique	Input	Range

Impaired loans	$62,258	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	60,228	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Long-lived assets	2,314	Appraisal of property	Property specific impairment adjustments	0% - 50%

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

Non-marketable securities - FHLB and FRB Stock: The carrying amounts reported in the balance sheet approximate fair value.

Loans: The fair values for loans are estimated using discounted cash flow analyses, using the corporate bond curve adjusted for liquidity for commercial loans and the swap curve adjusted for liquidity for retail loans.

Non-interest bearing deposits: The fair values disclosed are equal to their balance sheet carrying amounts, which represent the amount payable on demand.

Interest bearing deposits: The fair values disclosed for deposits with no defined maturities are equal to their carrying amounts, which represent the amounts payable on demand. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies the Company's current incremental borrowing rates for similar terms.

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

Junior subordinated notes issued to capital trusts: The fair values of the Company's junior subordinated notes issued to capital trusts are estimated based on the quoted market prices, when available, of the related trust preferred security instruments, or are estimated based on the quoted market prices of comparable trust preferred securities.

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

The estimated fair values of financial instruments are as follows (in thousands):

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$176,010	$176,010	$176,010	$—	$—
Interest bearing deposits with banks	111,533	111,533	111,533	—	—
Investment securities available for sale	1,868,171	1,868,171	11,835	1,850,265	6,071
Investment securities held to maturity	493,421	535,681	—	535,681	—
Non-marketable securities - FHLB and FRB stock	55,385	55,385	—	—	55,385
Loans held for sale	7,492	7,492	—	7,492	—
Loans, net	5,642,726	5,659,598	—	—	5,659,598
Accrued interest receivable	36,040	36,040	36,040	—	—
Derivative financial instruments	29,096	29,096	—	29,096	—
Financial Liabilities:
Non-interest bearing deposits	$2,164,547	$2,164,547	$2,164,547	$—	$—
Interest bearing deposits	5,378,150	5,399,709	—	—	5,399,709
Short-term borrowings	220,602	220,683	—	—	220,683
Long-term borrowings	116,050	117,809	—	—	117,809
Junior subordinated notes issued to capital trusts	152,065	104,009	—	—	104,009
Accrued interest payable	2,828	2,828	2,828	—	—
Derivative financial instruments	29,055	29,055	—	29,055	—

	December 31, 2011
	Carrying	Estimated
	Amount	Fair Value
Financial Assets:
Cash and due from banks	$144,228	$144,228
Interest bearing deposits with banks	100,337	100,337
Investment securities available for sale	1,929,297	1,929,297
Investment securities held to maturity	499,283	511,022
Non-marketable securities - FHLB and FRB stock	80,832	80,832
Loans held for sale	4,727	4,727
Loans, net	5,824,197	5,734,017
Accrued interest receivable	35,870	35,870
Derivative financial instruments	26,251	26,251
Financial Liabilities:
Non-interest bearing deposits	$1,885,694	$1,885,694
Interest bearing deposits	5,761,913	5,790,963
Short-term borrowings	219,954	219,983
Long-term borrowings	266,264	279,124
Junior subordinated notes issued to capital trusts	158,538	113,635
Accrued interest payable	4,518	4,518
Derivative financial instruments	26,624	26,624

Note 19.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total cost of share-based payment plans during the year	$4,806	$4,836	$5,392
Amount of related income tax benefit recognized in income	$1,918	$1,972	$2,076

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In June 2011, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to add 2,300,000 authorized shares for a total of 8,300,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1basis.  As of December 31, 2012, there were 2,226,987 shares available for future grants.

Annual equity-based incentive awards are typically granted to selected officers and employees mid-year.  Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant; those option awards generally vest over four years of service and have 10-year contractual terms.  Equity awards may also be granted at other times throughout the year in connection with the recruitment and retention of officers and employees.  Restricted shares granted to officers and employees typically vest over a two or four year period.  Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five year term which are fully vested on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted stock, which vests one year after the grant date.

The following table summarizes stock options outstanding for the year ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2011	2,935,810	$27.64
Granted	253,495	20.39
Exercised	(207,571)	20.79
Expired or cancelled	(203,692)	31.21
Forfeited	(38,289)	19.21
Options outstanding as of December 31, 2012	2,739,753	$27.34	4.67	$1,387
Options exercisable as of December 31, 2012	2,076,439	$30.13	3.50	$324

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

	For the Years Ended December 31,
	2012	2011	2010
Risk-free interest rate	1.02%	1.95%	2.23%
Expected volatility of Company’s stock	27.17%	43.72%	42.09%
Expected dividend yield	2.00%	1.48%	1.00%
Expected life of options (years)	5.7	5.8	5.8
Weighted average fair value per option of options granted during the year	$4.23	$7.57	$6.67

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010 was $203 thousand, $314 thousand, and $513 thousand, respectively.

The following is a summary of changes in restricted shares and units for the year ended December 31, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares Outstanding at December 31, 2011	664,502	$14.37
Granted	296,497	20.68
Vested	(308,581)	11.12
Forfeited	(18,207)	17.32
Shares Outstanding at December 31, 2012	634,211	$18.82

During the year ended December 31, 2012, the Company issued 65,333 market-based restricted stock units which entitle recipients to shares of common stock at the end of a three year vesting period. Recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over the three year period. The market-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued. A Monte Carlo simulation model was used to value the market-based restricted stock units at the time of issuance.

The Company issued 92,717 shares, 66,193 shares and 164,401 shares of market-based restricted stock in 2011, 2010 and 2009, respectively.  The market component of the vesting terms for each award requires that, for ten consecutive trading days, the closing price of the Company’s stock be at least $27.00 for awards issued in 2011, $25.80 for awards issued in 2010 and $18.14 for awards issued in 2009.  The market components for awards issued in 2011 and 2010 have not been satisfied as of December 31, 2012. The market component for awards issued in 2009 has been satisfied; therefore, the 2009 awards vested in full in 2012, on the third anniversary of the grant date. A Monte Carlo simulation model was used to value the market-based restricted stock awards at the time of issuance.

Effective January 1, 2010, the Company began issuing shares of common stock under the Omnibus Plan as Salary Stock, classified as other stock-based awards, to certain executive officers. This stock is fully vested as of the grant date and the related expense is included in salaries and employee benefits on the Consolidated Statements of Operations. Holders of Salary Stock have all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends that may be paid thereon. As a condition of receiving the Salary Stock, the holders entered into agreements with the Company providing that they may not sell or otherwise transfer the shares of Salary Stock for two years, except in the event of disability or death.  During the year ended December 31, 2012, the Company issued 14,855 shares of Salary Stock at a weighted average issuance price of $20.10. During the year ended December 31, 2011, the Company issued 22,900 shares of Salary Stock at a weighted average issuance price of $17.98.

As of December 31, 2012, there was $9.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At December 31, 2012, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.7 years.

Note 20.	Derivative Financial Instruments

The Company offers various derivatives, including interest rate swaps and foreign currency forward contracts, to our customers which can mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties. This also permits the Company to offer customized risk management solutions to our customers. These customer accommodations and any offsetting financial contracts are treated as non-designated derivative instruments and carried at fair value through an adjustment to the income statement.

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable for December 31, 2012 was approximately $30 thousand, and the net amount payable for December 31, 2011 was approximately $23 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At December 31, 2012, the Company’s credit exposure relating to interest rate swaps was approximately $27.8 million, which is secured by the underlying collateral on customer loans.

The Company also enters into mortgage banking derivatives which are designated as non-designated derivatives. These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale.

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $3.7 million at December 31, 2012.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

The Company’s derivative financial instruments are summarized below as of December 31, 2012 and 2011 (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$3,707	$(94)	$7,204	$(315)
Stand-alone derivative instruments (2)
Interest rate swap contracts	460,956	27,740	343,132	25,931	462,012	(27,832)	344,294	(26,053)
Interest rate options contracts	70,346	157	4,287	32	70,346	(157)	4,287	(32)
Foreign exchange contracts	20,033	1,062	8,567	240	19,337	(961)	8,498	(206)
Mortgage banking derivatives	11,400	137	2,626	48	4,000	(11)	2,000	(18)
Total non-hedging derivative instruments	562,735	29,096	358,612	26,251	555,695	(28,961)	359,079	(26,309)
Total	$562,735	$29,096	$358,612	$26,251	$559,402	$(29,055)	$366,283	$(26,624)

(1) Hedged fixed-rate commercial real estate loans
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in the other income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$(15)	$(166)	$(110)
Stand-alone derivative instruments
Interest rate swap contracts	30	163	(79)
Interest rate options contracts	—	—	—
Foreign exchange contracts	67	8	—
Mortgage banking derivatives	96	31	—
Total non-hedging derivative instruments	193	202	(79)
Total	$178	$36	$(189)

Methods and assumptions used by the Company in estimating the fair value of its interest rate swaps are discussed in Note 19 to consolidated financial statements.

Note 21.	Condensed Parent Company Financial Information

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

Balance Sheets
(In thousands)

	December 31,
	2012	2011
Assets
Cash	$57,303	$108,323
Loans	6,960	27,970
Investments in subsidiaries	1,346,590	1,400,970
Other assets	21,796	21,825
Total assets	$1,432,649	$1,559,088
Liabilities and Stockholders’ Equity
Junior subordinated notes issued to capital trusts	$152,065	$158,538
Other liabilities	4,814	7,523
Stockholders’ equity	1,275,770	1,393,027
Total liabilities and stockholders’ equity	$1,432,649	$1,559,088

Statements of Operations
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Dividends from subsidiaries	$146,000	$—	$—
Interest and other income	1,682	3,410	1,970
Interest and other expense	7,117	6,248	6,656
Loss before income tax benefit and equity in undistributed net income of subsidiaries	140,565	(2,838)	(4,686)
Income tax benefit	(2,192)	(1,151)	(1,825)
Loss before equity in undistributed net income of subsidiaries	142,757	(1,687)	(2,861)
Equity in undistributed net income (loss) of subsidiaries	(52,383)	40,415	23,389
Net income	90,374	38,728	20,528
Dividends and discount accretion on preferred shares	3,269	10,414	10,382
Net income available to common stockholders	$87,105	$28,314	$10,146

Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities
Net income	$90,374	$38,728	$20,528
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of restricted stock awards	3,544	3,277	3,319
Compensation expense for stock option grants	1,262	1,559	1,870
Equity in undistributed net income of subsidiaries	52,383	(40,415)	(23,389)
Change in other assets and other liabilities	(5,063)	8,275	2,887
Net cash provided by operating activities	142,500	11,424	5,215
Cash Flows From Investing Activities
Investments in and advances to subsidiaries	—	—	(65,000)
Purchase of loans	—	—	(51,538)
Net decrease in loans	21,010	18,009	5,559
Net cash provided by (used in) investing activities	21,010	18,009	(110,979)
Cash Flows From Financing Activities
Treasury stock transactions, net	(250)	(1,149)	(406)
Stock options exercised	154	1,903	381
Excess tax benefits from share-based payment arrangements	(390)	(53)	203
Dividends paid on common stock	(7,101)	(2,164)	(2,110)
Dividends paid on preferred stock	(3,239)	(9,799)	(9,800)
Issuance of common stock	—	—	64,747
Repurchase of preferred stock and warrant	(197,518)	—	—
Redemption of on junior subordinated notes issued to capital trusts	(6,186)	—	—
Net cash (used in) provided by financing activities	(214,530)	(11,262)	53,015
Net (decrease) increase in cash	(51,020)	18,171	(52,749)
Cash:
Beginning of year	108,323	90,152	142,901
End of year	$57,303	$108,323	$90,152

Note 22.	Common and Preferred Stock

The Series A Preferred Stock was issued as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program of the United States Department of the Treasury (“Treasury”).  The Series A Preferred Stock qualified as Tier 1 capital and provided for cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Concurrent with issuing the Series A Preferred Stock, the Company issued to the Treasury a 10 year warrant (the “Warrant”) to purchase 1,012,048 shares (subsequently reduced to 506,024 shares, as described below) of the Company’s Common Stock at an exercise price of $29.05 per share.

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

a)             Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2012 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

c. )           Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2012, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers.  The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance.  The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics.  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors.  A copy of our code of ethics is available on our Internet website address, www.mbfinancial.com.

Item 11.	Executive Compensation

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2012 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, warrants and rights (1)	Weighted Average Exercise Price of Outstanding Options, warrants and rights(1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the first column) (2)
Equity compensation plans approved by stockholders	2,739,753	$27.34	2,226,987
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	2,739,753	$27.34	2,226,987

(1)          Includes 31,748 shares underlying stock options that we assumed in our 2006 acquisition of First Oak Brook Bancshares, Inc. (FOBB).  Additionally, there were 6,691 shares underlying director stock units that we assumed in the 2006 FOBB acquisition. Since the director stock units do not have an exercise price and are settled only for shares of our common stock on a one-for-one basis, these units are not relevant for purposes of computing the weighted average exercise price.
(2)         Represents shares remaining available for future awards under our Amended and Restated Omnibus Incentive Plan (Omnibus Plan). Awards in the form of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis.

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

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

February 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title

/s/Mitchell Feiger		Director, President and Chief Executive Officer
Mitchell Feiger		(Principal Executive Officer)	February 20, 2013

/s/Jill E. York		Vice President and Chief Financial Officer
Jill E. York		(Principal Financial Officer and Principal Accounting Officer)	February 20, 2013

/s/Thomas H. Harvey*		Director	February 20, 2013
Thomas H. Harvey

/s/David P. Bolger*		Director	February 20, 2013
David P. Bolger

/s/Robert S. Engelman, Jr.*		Director	February 20, 2013
Robert S. Engelman, Jr.

/s/Charles J. Gries*		Director	February 20, 2013
Charles J. Gries

/s/James N. Hallene*		Director	February 20, 2013
James N. Hallene

/s/Richard J. Holmstrom*		Director	February 20, 2013
Richard J. Holmstrom

/s/Karen J. May*		Director	February 20, 2013
Karen J. May

/s/Ronald D. Santo*		Director	February 20, 2013
Ronald D. Santo

/s/Renee Togher*		Director	February 20, 2013
Renee Togher

*By:	/s/Mitchell Feiger	Attorney-in-Fact

EXHIBIT INDEX
Exhibit Number	Description

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

EXHIBIT INDEX
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

10.30	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.30 to the Registrant's Current Report on Form 8-K filed on September 5, 2012 (File No. 0-24566-01))

10.31
Form of Incentive Stock Option Agreement (Management Committee) (incorporated herein by reference to Exhibit 10.31 to the Registrant's Current Report on Form 8-K filed on September 5, 2012 (File No. 0-24566-01))

10.32
Form of Restricted Stock Agreement (Management Committee) (incorporated herein by reference to Exhibit 10.32 to the Registrant's Current Report on Form 8-K filed on September 5, 2012 (File No. 0-24566-01))

10.32A
Form of Restricted Stock Unit Agreement (Management Committee) (incorporated herein by reference to Exhibit 10.32A to the Registrant's Current Report on Form 8-K filed on September 5, 2012 (File No. 0-24566-01))

21	Subsidiaries of the Registrant*

23	Consent of McGladrey LLP *

24	Power of Attorney*

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)*

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)*

32	Section 1350 Certifications*

99.1	Certification of Chief Executive Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended, and 31 C.F.R. Section 30.15*

99.2	Certification of Chief Financial Officer Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008, as amended, and 31 C.F.R. Section 30.15*

101
The following financial statements from the MB Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith