Form 10-Q
period 2013-03-31
MB FINANCIAL INC /MD
filed 2013-04-29
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were issued and outstanding 54,798,535 shares of the Registrant’s common stock as of April 29, 2013.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2013

PART 1.        FINANCIAL INFORMATION

Item 1.	Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except common share data)

	(Unaudited)
	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$131,146	$176,010
Interest earning deposits with banks	108,885	111,533
Total cash and cash equivalents	240,031	287,543
Investment securities:
Securities available for sale, at fair value	1,812,169	1,868,171
Securities held to maturity, at amortized cost ($554,601 and $535,681 fair value at March 31, 2013 and December 31, 2012, respectively)	517,785	493,421
Non-marketable securities - FHLB and FRB stock	52,434	55,385
Total investment securities	2,382,388	2,416,977
Loans held for sale	3,030	7,492
Loans:
Total loans, excluding covered loans	5,306,879	5,317,080
Covered loans	400,789	449,850
Total loans	5,707,668	5,766,930
Less: Allowance for loan loss	121,802	124,204
Net loans	5,585,866	5,642,726
Lease investment, net	117,744	129,823
Premises and equipment, net	219,662	221,533
Cash surrender value of life insurance	129,723	128,879
Goodwill, net	423,369	423,369
Other intangibles, net	27,968	29,512
Other real estate owned, net	31,462	36,977
Other real estate owned related to FDIC-assisted transactions	20,011	22,478
FDIC indemnification asset	29,197	39,345
Other assets	175,379	185,151
Total assets	$9,385,830	$9,571,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$2,067,310	$2,164,547
Interest bearing	5,384,596	5,378,150
Total deposits	7,451,906	7,542,697
Short-term borrowings	224,379	220,602
Long-term borrowings	64,019	116,050
Junior subordinated notes issued to capital trusts	152,065	152,065
Accrued expenses and other liabilities	198,658	264,621
Total liabilities	8,091,027	8,296,035
STOCKHOLDERS’ EQUITY
Common stock, ($0.01 par value; authorized 70,000,000 shares at March 31, 2013 and December 31, 2012; issued 54,984,191 shares at March 31, 2013 and 54,955,284 shares at December 31, 2012)	550	550
Additional paid-in capital	734,057	732,771
Retained earnings	527,332	507,933
Accumulated other comprehensive income	34,928	36,326
Less: 183,700 and 170,567 shares of treasury stock, at cost, at March 31, 2013 and December 31, 2012, respectively	(3,529)	(3,293)
Controlling interest stockholders’ equity	1,293,338	1,274,287
Noncontrolling interest	1,465	1,483
Total stockholders’ equity	1,294,803	1,275,770
Total liabilities and stockholders’ equity	$9,385,830	$9,571,805

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Interest income:
Loans	$60,793	$71,648
Investment securities:
Taxable	6,140	10,884
Nontaxable	8,060	6,739
Other interest earning accounts	135	169
Total interest income	75,128	89,440
Interest expense:
Deposits	5,709	8,760
Short-term borrowings	167	206
Long-term borrowings and junior subordinated notes	1,567	3,381
Total interest expense	7,443	12,347
Net interest income	67,685	77,093
Provision for credit losses	—	3,100
Net interest income after provision for credit losses	67,685	73,993
Non-interest income:
Capital markets and international banking fees	808	512
Commercial deposit and treasury management fees	5,966	5,897
Lease financing, net	16,263	6,958
Trust and asset management fees	4,494	4,404
Card fees	2,695	2,046
Loan service fees	1,011	1,067
Consumer and other deposit service fees	3,246	3,453
Brokerage fees	1,157	1,255
Net loss on investment securities	(1)	(3)
Increase in cash surrender value of life insurance	844	917
Net loss on sale of assets	—	(17)
Accretion of FDIC indemnification asset	143	475
Net loss recognized on other real estate owned	(330)	(6,589)
Net gain on sale of loans	639	374
Other operating income	1,438	2,105
Total non-interest income	38,373	22,854
Non-interest expenses:
Salaries and employee benefits	43,514	40,429
Occupancy and equipment expense	9,404	9,570
Computer services and telecommunication expense	3,887	3,653
Advertising and marketing expense	2,103	2,073
Professional and legal expense	1,295	1,413
Other intangibles amortization expense	1,544	1,257
Other real estate expense, net	139	1,243
Other operating expenses	9,213	7,693
Total non-interest expenses	71,099	67,331
Income before income taxes	34,959	29,516
Income tax expense	10,053	8,430
Net income	$24,906	$21,086
Dividends and discount accretion on preferred shares	—	3,269
Net income available to common stockholders	$24,906	$17,817

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Common share data:
Basic earnings per common share	$0.46	$0.33
Diluted earnings per common share	0.46	0.33
Weighted average common shares outstanding for basic earnings per common share	54,411,806	54,155,856
Diluted weighted average common shares outstanding for diluted earnings per common share	54,736,644	54,411,916

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income	$24,906	$21,086
Unrealized holding losses on investment securities, net of tax	(1,399)	(1,217)
Reclassification adjustments for losses included in net income, net of tax	1	2
Other comprehensive loss, net of tax	(1,398)	(1,215)
Comprehensive income	$23,508	$19,871

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2013 and 2012
(Amounts in thousands, except share and per share data) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2011	$194,719	$548	$731,248	$427,956	$39,150	$(3,044)	$2,450	$1,393,027
Net income	—	—	—	21,086	—	—	66	21,152
Other comprehensive loss, net of tax	—	—	—	—	(1,215)	—	—	(1,215)
Cash dividends declared on common shares ($0.01 per share)	—	—	—	(548)	—	—	—	(548)
Dividends and discount accretion on preferred shares	1,281	—	—	(3,269)	—	—	—	(1,988)
Repurchase of preferred shares	(196,000)	—	—	—	—	—	—	(196,000)
Restricted common stock activity, net of tax	—	1	(169)	8	—	172	—	12
Stock option activity, net of tax	—	—	103	—	—	—	—	103
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	166	—	—	(454)	—	(288)
Stock-based compensation expense	—	—	1,265	—	—	—	—	1,265
Distributions to noncontrolling interest	—	—	—	—	—	—	(90)	(90)
Balance at March 31, 2012	$—	$549	$732,613	$445,233	$37,935	$(3,326)	$2,426	$1,215,430

Balance at December 31, 2012	$—	$550	$732,771	$507,933	$36,326	$(3,293)	$1,483	$1,275,770
Net income	—	—	—	24,906	—	—	38	24,944
Other comprehensive loss, net of tax	—	—	—	—	(1,398)	—	—	(1,398)
Cash dividends declared on common shares ($0.10 per share)	—	—	—	(5,507)	—	—	—	(5,507)
Restricted common stock activity, net of tax	—	—	14	—	—	—	—	14
Stock option activity, net of tax	—	—	(99)	—	—	—	—	(99)
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	111	—	—	(236)	—	(125)
Stock-based compensation expense	—	—	1,260	—	—	—	—	1,260
Distributions to noncontrolling interest	—	—	—	—	—	—	(56)	(56)
Balance at March 31, 2013	$—	$550	$734,057	$527,332	$34,928	$(3,529)	$1,465	$1,294,803

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows From Operating Activities
Net income	$24,906	$21,086
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of premises and equipment	4,191	3,736
Depreciation of leased equipment	8,474	10,134
Compensation expense for restricted stock awards	994	882
Compensation expense for stock option grants	266	383
Gain on sales of premises and equipment and leased equipment	(412)	(186)
Amortization of other intangibles	1,544	1,257
Provision for credit losses	—	3,100
Deferred income tax (benefit) expense	(5,109)	7,118
Amortization of premiums and discounts on investment securities, net	12,517	10,315
Accretion of premiums and discounts on loans, net	(1,507)	(5,434)
Accretion of FDIC indemnification asset	(143)	(475)
Net loss on sale of investment securities available for sale	1	3
Proceeds from sale of loans held for sale	31,097	19,076
Origination of loans held for sale	(25,972)	(17,328)
Net gain on sale of loans held for sale	(639)	(374)
Net gain on sales of other real estate owned	(30)	(416)
Fair value adjustments on other real estate owned	349	4,764
Net loss on sales of other real estate owned related to FDIC-assisted transactions	11	2,241
Increase in cash surrender value of life insurance	(844)	(917)
Decrease (increase) in other assets, net	12,720	(12,782)
Decrease in other liabilities, net	(64,112)	(23,551)
Net cash (used in) provided by operating activities	(1,698)	22,632
Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	635	6
Proceeds from maturities and calls of investment securities available for sale	160,430	134,979
Purchase of investment securities available for sale	(118,412)	(35,537)
Proceeds from maturities and calls of investment securities held to maturity	363	—
Purchase of investment securities held to maturity	(21,340)	(908)
Redemption of non-marketable securities - FHLB and FRB stock	2,951	15,291
Net decrease in loans	62,955	159,641
Purchases of premises and equipment	(2,483)	(5,637)
Purchases of leased equipment	(3,628)	(6,357)
Proceeds from sales of leased equipment	1,803	630
Capital improvements on other real estate owned	—	(359)
Proceeds from sale of other real estate owned	5,907	13,137
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	2,613	5,249
Principal paid on lease investments	(497)	(969)
Net proceeds from FDIC related covered assets	7,487	27,528
Net cash provided by investing activities	98,784	306,694
Cash Flows From Financing Activities
Net decrease in deposits	(90,791)	(12,905)
Net increase in short-term borrowings	3,777	49,738
Proceeds from long-term borrowings	1,747	1,160
Principal paid on long-term borrowings	(53,778)	(10,968)
Repurchase of preferred stock	—	(196,000)
Treasury stock transactions, net	(125)	(274)
Stock options exercised	30	103
Excess tax benefits from share-based payment arrangements	(12)	—
Dividends paid on preferred stock	—	(3,239)
Dividends paid on common stock	(5,446)	(542)
Net cash used in financing activities	(144,598)	(172,927)
Net (decrease) increase in cash and cash equivalents	$(47,512)	$156,399
Cash and cash equivalents:
Beginning of year	287,543	244,565
End of year	$240,031	$400,964

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in Thousands) (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$7,673	$12,701
Net income tax payments, net	17,620	70
Supplemental Schedule of Noncash Investing Activities:
Loans transferred to other real estate owned	$711	$2,110
Loans transferred to other real estate owned related to FDIC-assisted transactions	872	8,054
Loans transferred to repossessed vehicles	168	256
Operating leases rewritten as direct finance leases included as loans	6,339	7,506

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

 These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.
These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements filed on Form 10-K.
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

Note 2.	New Authoritative Accounting Guidance

ASC Topic 805 “Business Combinations.” New authoritative accounting guidance under ASC Topic 805, “Business Combinations” amended prior guidance on the subsequent accounting for an indemnification asset recognized at the acquisition date as a result of a government-assisted (Federal Deposit Insurance Corporation) acquisition of a financial institution that includes a loss-sharing agreement. The new authoritative guidance requires that at each subsequent reporting date, an acquirer measure an indemnification asset on the same basis as the indemnified liability or asset, subject to any contractual limitations on its amount, and, for an indemnification asset that is not subsequently measured at fair value, management's assessment of the collectability of the indemnification asset. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The Company adopted this new authoritative guidance on January 1, 2013, and it did not have an impact on the Company's statements of operations and financial condition.

ASC Topic 210 “Disclosures about Offsetting Assets and Liabilities.” New authoritative accounting guidance under ASC Topic 210, “Disclosures about Offsetting Assets and Liabilities” amended prior guidance to require an entity to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The instruments and transactions would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This new authoritative guidance was further amended to clarify the scope of offsetting disclosures. The Company adopted the new authoritative guidance on January 1, 2013, and it did not have an impact on the Company's statements of operations and financial condition.

ASC Topic 220 “Comprehensive Income.” New authoritative accounting guidance under ASC Topic 220, “Comprehensive Income” amended prior guidance to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under U.S. GAAP. The Company adopted this new authoritative guidance on January 1, 2013, and it did not have an impact on the Company's statements of operations and financial condition.

Note 3.	Earnings Per Common Share

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

	Three Months Ended March 31,
	2013	2012
Distributed earnings allocated to common stock	$5,507	$548
Undistributed earnings	19,399	20,538
Net income	24,906	21,086
Less: preferred stock dividends and discount accretion	—	3,269
Net income available to common stockholders	24,906	17,817
Less: earnings allocated to participating securities	1	1
Earnings allocated to common stockholders	$24,905	$17,816
Weighted average shares outstanding for basic earnings per common share	54,411,806	54,155,856
Dilutive effect of equity awards	324,838	256,060
Weighted average shares outstanding for diluted earnings per common share	54,736,644	54,411,916
Basic earnings per common share	$0.46	$0.33
Diluted earnings per common share	0.46	0.33

Note 4.	Business Combinations

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

On December 28, 2012, MB Financial Bank acquired a 100% equity interest in Celtic Leasing Corp. (“Celtic”), a privately held, mid-ticket equipment leasing company. Celtic specializes in solutions for the health care, legal, technology, and manufacturing industries. MB Financial Bank estimated contingent consideration related to the transaction which may be paid out at future dates. This consideration is based on the performance of lease residual values which will be determined in future years over an earn-out period. As the consideration paid for Celtic exceeded the net assets acquired, goodwill was recorded on the acquisition. Goodwill recorded in the transaction is not tax deductible. The purchase accounting entries are preliminary for lease loans, goodwill and other intangibles, as MB Financial Bank continues to analyze the portfolios and the underlying risks and collateral values of the assets. After the purchase accounting is finalized, the impact of any future changes to the amount of contingent consideration will be reflected in the statement of operations.

Estimated fair values of the assets acquired and liabilities assumed in the Celtic transaction, as of the closing date of the transaction were as follows (in thousands):

Assets Acquired and Liabilities Assumed
(Dollar Amounts in Thousands)

Celtic
December 28,
2012
ASSETS
Cash and cash equivalents	$31,647
Investment securities available for sale	635
Loans and leases	32,933
Premises and equipment	81
Goodwill	36,300
Other intangibles	5,028
Other assets	27,323
Total assets	$133,947
LIABILITIES
Accrued expenses and other liabilities	$75,290
Total liabilities	$75,290
Cash paid on acquisition	$58,657
Net gain recorded on acquisition	$—

Note 5.	Investment Securities

Carrying amounts and fair values of investment securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
Available for Sale
U.S. Government sponsored agencies and enterprises	$38,478	$2,471	$—	$40,949
States and political subdivisions	680,978	40,150	(1,367)	719,761
Residential mortgage-backed securities	776,336	14,152	(1,720)	788,768
Commercial mortgage-backed securities	51,048	2,789	—	53,837
Corporate bonds	197,162	1,197	(684)	197,675
Equity securities	10,820	366	(7)	11,179
	1,754,822	61,125	(3,778)	1,812,169
Held to Maturity
States and political subdivisions	262,310	17,606	(59)	279,857
Residential mortgage-backed securities	255,475	19,269	—	274,744
	517,785	36,875	(59)	554,601
Total	$2,272,607	$98,000	$(3,837)	$2,366,770
December 31, 2012
Available for Sale
U.S. Government sponsored agencies and enterprises	$38,605	$2,710	$—	$41,315
States and political subdivisions	679,991	45,571	(543)	725,019
Residential mortgage-backed securities	930,413	14,038	(5,249)	939,202
Commercial mortgage-backed securities	51,100	3,026	—	54,126
Corporate bonds	97,014	213	(553)	96,674
Equity securities	11,398	447	(10)	11,835
	$1,808,521	$66,005	$(6,355)	$1,868,171
Held to Maturity
States and political subdivisions	237,563	21,039	—	258,602
Residential mortgage-backed securities	255,858	21,221	—	277,079
	493,421	42,260	—	535,681
Total	$2,301,942	$108,265	$(6,355)	$2,403,852

We do not have any meaningful direct or indirect holdings of subprime residential mortgage loans, home equity lines of credit, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.

The Company has no direct exposure to the State of Illinois, but approximately 25% of the state and political subdivisions portfolio consists of securities issued by municipalities located in Illinois as of March 31, 2013.

As of March 31, 2013, approximately 39% of state and political subdivisions securities were insured and approximately 89% of such securities were general obligation issues.

Unrealized losses on investment securities and the fair value of the related securities at March 31, 2013 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$98,367	$(1,367)	$—	$—	$98,367	$(1,367)
Residential mortgage-backed securities	169,576	(1,601)	12,599	(119)	182,175	(1,720)
Corporate bonds	45,158	(684)	—	—	45,158	(684)
Equity securities	33	(7)	—	—	33	(7)
	313,134	(3,659)	12,599	(119)	325,733	(3,778)
Held to maturity
States and political subdivisions	15,476	(59)	—	—	15,476	(59)
	15,476	(59)	—	—	15,476	(59)
Totals	$328,610	$(3,718)	$12,599	$(119)	$341,209	$(3,837)

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2012 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$57,540	$(543)	$—	$—	$57,540	$(543)
Residential mortgage-backed securities	270,539	(5,083)	16,434	(166)	286,973	(5,249)
Corporate bonds	58,241	(553)	—	—	58,241	(553)
Equity securities	30	(10)	—	—	30	(10)
Totals	$386,350	$(6,189)	$16,434	$(166)	$402,784	$(6,355)

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2013 was 142 compared to 117 at December 31, 2012. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether or not the Company is more likely than not to sell the security before recovery of its cost basis.

As of March 31, 2013, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2013, management believes the impairments detailed in the table above are temporary.

Net losses recognized on investment securities available for sale were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Realized losses	$(1)	$(3)
Net losses	$(1)	$(3)

The amortized cost and fair value of investment securities as of March 31, 2013 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$33,798	$34,326
Due after one year through five years	420,646	442,426
Due after five years through ten years	154,410	161,434
Due after ten years	307,764	320,199
Equity securities	10,820	11,179
Residential and commercial mortgage-backed securities	827,384	842,605
	1,754,822	1,812,169
Held to maturity:
Due in one year or less	983	1,002
Due after one year through five years	4,135	4,189
Due after five years through ten years	23,000	23,677
Due after ten years	234,192	250,989
Residential mortgage-backed securities	255,475	274,744
	517,785	554,601
Total	$2,272,607	$2,366,770

Investment securities available for sale with carrying amounts of $1.1 billion and $989.6 million at March 31, 2013 and December 31, 2012, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6.	Loans

Loans consist of the following at (in thousands):

	March 31, 2013	December 31, 2012
Commercial loans	$1,207,638	$1,220,472
Commercial loans collateralized by assignment of lease payments	1,347,666	1,303,020
Commercial real estate	1,743,329	1,761,832
Residential real estate	312,804	314,359
Construction real estate	101,581	110,261
Indirect vehicle	220,739	208,633
Home equity	291,190	305,186
Other consumer loans	81,932	93,317
Gross loans, excluding covered loans	5,306,879	5,317,080
Covered loans	400,789	449,850
Total loans(1)	$5,707,668	$5,766,930
 (1)          Gross loan balances at March 31, 2013 and December 31, 2012 are net of unearned income, including net deferred loan fees of $1.2 million and $1.1 million, respectively.

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

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2013 and December 31, 2012 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
March 31, 2013
Commercial	$1,202,455	$1,487	$513	$3,183	$5,183	$1,207,638
Commercial collateralized by assignment of lease payments	1,337,485	6,199	3,393	589	10,181	1,347,666
Commercial real estate
Healthcare	190,062	—	—	3,238	3,238	193,300
Industrial	394,574	3,064	1,765	6,894	11,723	406,297
Multifamily	330,425	821	283	2,391	3,495	333,920
Retail	387,297	1,080	—	6,921	8,001	395,298
Office	170,115	373	962	4,089	5,424	175,539
Other	232,910	409	3,762	1,894	6,065	238,975
Residential real estate	301,609	2,830	1,730	6,635	11,195	312,804
Construction real estate	97,943	700	95	2,843	3,638	101,581
Indirect vehicle	218,794	1,316	305	324	1,945	220,739
Home equity	279,908	2,087	1,306	7,889	11,282	291,190
Other consumer	81,903	20	3	6	29	81,932
Gross loans, excluding covered loans	5,225,480	20,386	14,117	46,896	81,399	5,306,879
Covered loans	264,236	8,038	6,221	122,294	136,553	400,789
Total loans (1)	$5,489,716	$28,424	$20,338	$169,190	$217,952	$5,707,668
Nonperforming loan aging	$63,416	$3,295	$7,147	$40,100	$50,542	$113,958
Non-covered loans related to FDIC transactions (2)	$14,139	$82	$449	$6,795	$7,326	$21,465
December 31, 2012
Commercial	$1,215,957	$639	$754	$3,122	$4,515	$1,220,472
Commercial collateralized by assignment of lease payments	1,288,341	11,252	2,847	580	14,679	1,303,020
Commercial real estate
Healthcare	192,039	—	—	3,238	3,238	195,277
Industrial	402,813	548	424	7,700	8,672	411,485
Multifamily	353,966	1,282	—	3,103	4,385	358,351
Retail	375,900	6,933	518	9,331	16,782	392,682
Office	186,665	742	280	1,125	2,147	188,812
Other	210,456	851	1,837	2,081	4,769	215,225
Residential real estate	306,927	382	1,248	5,802	7,432	314,359
Construction real estate	106,158	1,139	97	2,867	4,103	110,261
Indirect vehicle	206,126	1,588	498	421	2,507	208,633
Home equity	291,737	3,557	1,888	8,004	13,449	305,186
Other consumer	93,266	47	—	4	51	93,317
Gross loans, excluding covered loans	5,230,351	28,960	10,391	47,378	86,729	5,317,080
Covered loans	301,260	5,831	7,478	135,281	148,590	449,850
Total loans (1)	$5,531,611	$34,791	$17,869	$182,659	$235,319	$5,766,930
Nonperforming loan aging	$69,836	$3,171	$3,718	$40,261	$47,150	$116,986
Non-covered loans related to FDIC transactions (2)	$12,752	$312	$1,542	$7,115	$8,969	$21,721

(1)          Includes loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.
(2)          Loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013		December 31, 2012
		Loans past due		Loans past due
	Nonaccrual	90 days or more and still accruing	Nonaccrual	90 days or more and still accruing
Commercial	$21,134	$400	$23,886	$229
Commercial collateralized by assignment of lease payments	439	274	1,180	222
Commercial real estate:
Healthcare	3,238	—	3,238	—
Industrial	14,988	3,603	19,179	147
Multifamily	6,131	—	7,225	—
Office	13,577	561	3,263	—
Retail	6,738	—	17,019	—
Other	8,768	—	9,437	—
Residential real estate	12,428	—	10,943	—
Construction real estate	1,025	—	1,028	—
Indirect vehicles	1,499	17	1,494	—
Home equity	18,791	338	17,486	1,000
Other consumer	9	—	9	1
Total	$108,765	$5,193	$115,387	$1,599

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

Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics. The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of March 31, 2013 and December 31, 2012 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2013
Commercial	$1,106,341	$53,980	$47,317	$—	$1,207,638
Commercial collateralized by assignment of lease payments	1,339,062	97	8,507	—	1,347,666
Commercial real estate
Healthcare	168,433	21,629	—	3,238	193,300
Industrial	351,514	19,948	34,835	—	406,297
Multifamily	316,962	3,935	13,023	—	333,920
Retail	357,114	14,485	23,699	—	395,298
Office	143,780	5,253	26,506	—	175,539
Other	198,048	19,279	21,648	—	238,975
Construction real estate	88,315	549	12,717	—	101,581
Total	$4,069,569	$139,155	$188,252	$3,238	$4,400,214
December 31, 2012
Commercial	$1,136,294	$33,068	$50,895	$215	$1,220,472
Commercial collateralized by assignment of lease payments	1,292,241	3,322	7,457	—	1,303,020
Commercial real estate
Healthcare	170,265	21,774	—	3,238	195,277
Industrial	355,218	15,243	41,024	—	411,485
Multifamily	318,991	25,297	14,063	—	358,351
Retail	340,919	25,096	26,667	—	392,682
Office	159,056	7,120	22,636	—	188,812
Other	193,824	2,553	18,848	—	215,225
Construction real estate	97,724	552	11,985	—	110,261
Total	$4,064,532	$134,025	$193,575	$3,453	$4,395,585

Approximately $76.0 million and $85.5 million of the substandard and doubtful loans were non-performing as of March 31, 2013 and December 31, 2012, respectively.

For residential real estate, home equity indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2013 and December 31, 2012 (in thousands):

	Performing	Non-performing	Total
March 31, 2013
Residential real estate	$300,376	$12,428	$312,804
Indirect vehicles	219,223	1,516	220,739
Home equity	272,061	19,129	291,190
Other consumer	81,923	9	81,932
Total	$873,583	$33,082	$906,665
December 31, 2012
Residential real estate	$303,416	$10,943	$314,359
Indirect vehicles	207,139	1,494	208,633
Home equity	286,700	18,486	305,186
Other consumer	93,307	10	93,317
Total	$890,562	$30,933	$921,495

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$10,016	$8,440	$1,576	$—	$9,853	$—
Commercial collateralized by assignment of lease payments	—	—	—	—	—	—
Commercial real estate:
Healthcare	10,943	3,238	7,705	—	10,943	—
Industrial	11,744	10,873	871	—	11,893	—
Multifamily	779	779	—	—	787	—
Retail	3,986	3,526	460	—	3,482	—
Office	1,366	1,170	196	—	1,499	—
Other	2,285	2,283	2	—	2,707	—
Residential real estate	1,730	1,344	386	—	1,730	—
Construction real estate	—	—	—	—	—	—
Indirect vehicles	—	—	—	—	—	—
Home equity	1,575	1,575	—	—	1,471	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	12,745	12,694	51	2,643	13,916	—
Commercial collateralized by assignment of lease payments	536	536	—	86	760	8
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	4,117	4,117	—	1,026	4,077	—
Multifamily	6,950	6,170	780	2,107	6,738	54
Retail	21,267	15,227	6,040	2,396	14,774	—
Office	5,643	5,568	75	2,004	3,026	—
Other	6,568	6,484	84	1,379	6,424	4
Residential real estate	14,151	13,447	704	2,858	13,696	—
Construction real estate	4,547	2,160	2,387	496	2,305	—
Indirect vehicles	—	—	—	—	—	—
Home equity	24,043	23,483	560	682	24,715	—
Other consumer	—	—	—	—	—	—
Total	$144,991	$123,114	$21,877	$15,677	$134,796	$66

	December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$10,993	$9,505	$1,488	$—	$14,089	$105
Commercial collateralized by assignment of lease payments	390	390	—	—	278	9
Commercial real estate:
Healthcare	10,943	3,238	7,705	—	2,751	—
Industrial	16,891	14,940	1,951	—	16,374	29
Multifamily	800	800	—	—	1,340	14
Retail	5,372	4,917	455	—	9,241	—
Office	1,568	1,568	—	—	1,151	—
Other	4,860	4,860	—	—	6,005	—
Residential real estate	3,097	2,711	386	—	6,476	—
Construction real estate	—	—	—	—	577	—
Indirect vehicles	—	—	—	—	—	—
Home equity	2,558	2,558	—	—	8,976	—
Other consumer	—	—	—	—	182	—
With an allowance recorded:
Commercial	14,484	14,381	103	3,620	8,455	—
Commercial collateralized by assignment of lease payments	885	885	—	188	1,130	73
Commercial real estate:
Healthcare	—	—	—	—	3,901	—
Industrial	5,525	4,238	1,287	1,255	2,443	—
Multifamily	8,233	7,249	984	2,284	5,847	130
Retail	23,144	17,257	5,887	3,604	10,058	—
Office	1,706	1,695	11	522	1,904	—
Other	4,661	4,577	84	1,263	6,082	16
Residential real estate	10,565	10,565	—	2,858	3,417	—
Construction real estate	4,552	2,167	2,385	497	3,775	—
Indirect vehicles	—	—	—	—	—	—
Home equity	13,765	13,763	2	850	4,800	—
Other consumer	—	—	—	—	—	—
Total	$144,992	$122,264	$22,728	$16,941	$119,252	$376

Impaired loans included accruing restructured loans of $21.6 million and $21.3 million that have been modified and are performing in accordance with those modified terms as of March 31, 2013 and December 31, 2012, respectively.  In addition, impaired loans included $26.3 million and $28.4 million of non-performing, restructured loans as of March 31, 2013 and December 31, 2012, respectively.

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

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year of the restructuring that the historical payment performance has been established. As of March 31, 2013, there was approximately $3.0 million in recorded investment in relation to one A/B structure. As of December 31, 2012 there was approximately $3.1 million in recorded investment in relation to one A/B structure.

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

The following table presents loans that have been restructured during the three months ended March 31, 2013 (dollars in thousands):

	March 31, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Residential real estate	3	$479	$479	$—
Home equity	5	548	548	—
Total	8	$1,027	$1,027	$—
Non-Performing:
Commercial	1	$42	$42	$13
Commercial real estate:
Multifamily	1	187	187	50
Retail	2	657	657	179
Other	1	84	84	23
Residential real estate	4	331	331	—
Home equity	16	2,105	2,105	—
Total	25	$3,406	$3,406	$265

The following table presents loans that have been restructured during the three months ended March 31, 2012 (dollars in thousands):

	March 31, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial real estate:
Multifamily	1	$155	$155	$—
Retail	1	236	236	—
Home equity	22	4,397	4,397	—
Total	24	$4,788	$4,788	$—
Non-Performing:
Commercial	2	$185	$185	$61
Commercial real estate:
Multifamily	1	149	149	40
Retail	2	599	599	—
Home equity	5	950	921	29
Total	10	$1,883	$1,854	$130

Of the troubled debt restructurings entered into during the past twelve months, none subsequently defaulted during the three months ended March 31, 2013.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post restructuring or are placed on non-accrual status.

The following tables present the troubled debt restructurings activity during the three months ended March 31, 2013 (dollars in thousands):

	Performing	Non-performing
Beginning balance	$21,256	$28,418
Additions	1,027	3,406
Charge-offs	—	(2,039)
Principal payments, net	(276)	(3,749)
Removals	—	—
Transfer to other real estate owned	—	(157)
Transfer from/to performing	—	377
Transfer from/to nonperforming	(377)	—
Ending balance	$21,630	$26,256

Loans removed from trouble debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured and the post-modification recorded investment during the three months ended March 31, 2013 (dollars in thousands):

	March 31, 2013

	Extended
	Maturity,		Extended	Extended		Delay in
	Amortization	Extended	Maturity and	Maturity and		Payments or
	and Reduction	Maturity and	Reduction of	Delay in	Extended	Reduction of
	of Interest Rate	Amortization	Interest Rate	Payments	Maturity	Interest Rate	Total
Commercial	$42	$—	$—	$—	$—	$—	$42
Commercial real estate:
Multifamily	187	—	—	—	—	—	187
Retail	256	—	401	—	—	—	657
Other	84	—	—	—	—	—	84
Residential real estate	193	—	—	—	—	618	811
Home equity	595	—	661	—	227	1,169	2,652
Total	$1,357	$—	$1,062	$—	$227	$1,787	$4,433

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013 and 2012 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicles	Home equity	Other Consumer	Unfunded Commitments	Total
March 31, 2013
Allowance for credit losses:
Beginning balance	$24,943	$7,755	$61,056	$6,941	$11,222	$1,324	$9,401	$1,562	$4,075	$128,279
Charge-offs	911	—	1,917	962	82	729	787	565	—	5,953
Recoveries	452	144	740	214	276	415	114	52	—	2,407
Provision	(330)	200	3,268	455	(2,246)	389	(826)	234	(1,144)	—
Ending balance	$24,154	$8,099	$63,147	$6,648	$9,170	$1,399	$7,902	$1,283	$2,931	$124,733
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,643	$86	$8,912	$2,858	$496	$—	$682	$—	$2,461	$18,138
Collectively evaluated for impairment	19,475	8,013	52,248	3,681	8,674	1,399	7,220	1,283	470	102,463
Acquired and accounted for under ASC 310-30 (1)	2,036	—	1,987	109	—	—	—	—	—	4,132
Total ending allowance balance	$24,154	$8,099	$63,147	$6,648	$9,170	$1,399	$7,902	$1,283	$2,931	$124,733
Loans:
Individually evaluated for impairment	$21,134	$536	$59,435	$14,791	$2,160	$—	$25,058	$—	$—	$123,114
Collectively evaluated for impairment	1,168,907	1,347,130	1,683,894	294,145	99,421	220,739	266,132	81,932	—	5,162,300
Acquired and accounted for under ASC 310-30 (1)	52,040	—	223,952	6,414	106,927	—	291	32,630	—	422,254
Total ending loans balance	$1,242,081	$1,347,666	$1,967,281	$315,350	$208,508	$220,739	$291,481	$114,562	$—	$5,707,668
March 31, 2012
Allowance for credit losses:
Beginning balance	$21,106	$7,561	$68,695	$3,935	$15,639	$1,834	$7,333	$695	$9,177	$135,975
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	1,132	—	—	—	(1,132)	—
Charge-offs	539	—	3,003	294	3,436	715	1,072	258	—	9,317
Recoveries	2,038	256	162	34	565	311	20	111	—	3,497
Provision	(3,446)	(327)	8,748	(660)	(2,745)	396	745	610	(221)	3,100
Ending balance	$19,159	$7,490	$74,602	$3,015	$11,155	$1,826	$7,026	$1,158	$7,824	$133,255
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,382	$342	$10,783	$—	$915	$—	$312	$—	$3,127	$16,861
Collectively evaluated for impairment	17,777	7,148	61,920	2,848	10,240	1,826	6,714	1,158	4,697	114,328
Acquired and accounted for under ASC 310-30 (1)	—	—	1,899	167	—	—	—	—	—	2,066
Total ending allowance balance	$19,159	$7,490	$74,602	$3,015	$11,155	$1,826	$7,026	$1,158	$7,824	$133,255
Loans:
Individually evaluated for impairment	$32,468	$1,849	$71,977	$6,883	$1,553	$—	$17,399	$241	$—	$132,370
Collectively evaluated for impairment	985,666	1,208,093	1,805,403	298,535	126,487	186,736	310,051	89,464	—	5,010,435
Acquired and accounted for under ASC 310-30 (1)	103,907	—	312,412	7,808	174,996	—	643	47,194	—	646,960
Total ending loans balance	$1,122,041	$1,209,942	$2,189,792	$313,226	$303,036	$186,736	$328,093	$136,899	$—	$5,789,765

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

During the three months ended March 31, 2013 there was a provision for credit losses of $425 thousand and net charge-offs of $809 thousand, respectively, in relation to 14 pools of purchased loans with a total carrying amount of $237.8 million as of March 31, 2013. There was $4.1 million in allowance for loan losses related to these purchased loans at March 31, 2013 and $4.5 million at December 31, 2012.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired in FDIC-assisted transactions and accounted for under ASC 310-30 were as follows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$5,685	$18,703
Accretion	(1,457)	(5,373)
Other	92	—
Balance at end of period	$4,320	$13,330

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

The carrying amount of covered loans and other purchased non-covered loans at March 31, 2013 consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table (in thousands):

March 31, 2013	Purchased Credit-Impaired Loans	Purchased Non- Credit-Impaired Loans	Total
Covered loans:
Commercial related (1)	$19,559	$5,433	$24,992
Commercial	3,957	5,494	9,451
Commercial real estate	87,016	136,936	223,952
Construction real estate	96,093	10,834	106,927
Other	3,464	32,003	35,467
Total covered loans	$210,089	$190,700	$400,789
Estimated receivable amount from the FDIC under the loss-share agreement (2)	$9,657	$17,902	$27,559
Non covered loans:
Commercial related (3)	$3,908	$13,689	$17,597
Other	88	3,780	3,868
Total non-covered loans	$3,996	$17,469	$21,465

(1)	Covered commercial related loans include commercial, commercial real estate and construction real estate loans acquired in connection with the Heritage and Benchmark FDIC-assisted transactions.

(2)	Estimated reimbursable amounts from the FDIC under the loss-share agreement exclude $1.6 million in reimbursable amounts related to covered other real estate owned.

(3)	Non covered commercial related loans include commercial, commercial real estate and construction real estate for InBank.

Outstanding balances on purchased loans from the FDIC were $454.7 million and $515.7 million as of March 31, 2013 and December 31, 2012, respectively.  The related carrying amount on loans purchased from the FDIC was $422.3 million and $471.6 million as of March 31, 2013 and December 31, 2012, respectively.

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

The Company's annual assessment date is as of December 31. No impairment losses were recognized during the three months ended March 31, 2013 or 2012. Goodwill is tested for impairment at the reporting unit level. All of our goodwill is allocated to MB Financial, Inc., which is the Company's only applicable reporting unit for purposes of testing goodwill impairment.  The carrying amount of goodwill was $423.4 million at March 31, 2013 and December 31, 2012.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately four years, as of March 31, 2013.

The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of March 31, 2013 (in thousands):

March 31,
2013
Balance at beginning of period	$29,512
Amortization expense	(1,544)
Balance at end of period	$27,968

Gross carrying amount	$61,429
Accumulated amortization	(33,461)
Net book value	$27,968

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2013	$4,540
2014	4,748
2015	4,030
2016	3,418
2017	3,071
Thereafter	8,161
$27,968

Note 8.	Deposits

The composition of deposits was as follows (in thousands):

	March 31,	December 31,
	2013	2012
Demand deposit accounts, noninterest bearing	$2,067,310	$2,164,547
NOW and money market accounts	2,778,916	2,747,273
Savings accounts	833,251	811,333
Certificates of deposit, $100,000 or more	1,006,947	1,020,033
Other certificates of deposit	765,482	799,511
Total	$7,451,906	$7,542,697

Certificates of deposit of $100,000 or more included $294.4 million and $294.2 million of brokered deposits at March 31, 2013 and December 31, 2012, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $100,000 or more.

Note 9.	Short-Term Borrowings

Short-term borrowings were as follows as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Customer repurchase agreements	0.21%	$219,089	0.23%	$208,242
Federal Home Loan Bank advances	3.64%	5,290	3.58%	12,360
	0.29%	$224,379	0.42%	$220,602

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

The Company had Federal Home Loan Bank advances with maturity dates less than one year consisting of $5.3 million in fixed rate advances at March 31, 2013 and $12.4 million in fixed rate advances at December 31, 2012.  At March 31, 2013, the interest rates on these advances ranged from 3.26% to 3.98% and maturities ranged from April 2013 to July 2013.

On March 9, 2012, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one month LIBOR + 2.00%. As of March 31, 2013, no amount was outstanding. The line originally matured on March 8, 2013, was renewed and is scheduled to mature on March 7, 2014.

Note 10.	Long-term Borrowings

The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $4.4 million at March 31, 2013 and December 31, 2012. As of March 31, 2013, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87% and maturities ranging from April 2021 to April 2035.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  The Company may also pledge certain investment securities as collateral for advances based on market value.  As of March 31, 2013 and December 31, 2012, the Company had $16.3 million and $28.4 million, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances.  Additionally, as of March 31, 2013 and December 31, 2012, the Company had $31.7 million and $32.1 million, respectively, of investment securities pledged as collateral for advances from the Federal Home Loan Bank.

The Company had notes payable to banks totaling $19.2 million and $21.1 million at March 31, 2013 and December 31, 2012, respectively, which as of March 31, 2013, were accruing interest at rates ranging from 2.50% to 12.00%.  Lease investments includes equipment with an amortized cost of $27.8 million and $29.7 million at March 31, 2013 and December 31, 2012, respectively, that is pledged as collateral on these notes.

The Company had a $40.0 million 10-year structured repurchase agreement as of March 31, 2013, which bears interest at a fixed rate borrowing of 4.75% and expires in 2016.

During the first quarter of 2013, MB Financial Bank pre-paid a $50.0 million subordinated debt facility.  Interest was payable at a rate of 3-month LIBOR +1.70%.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2013 (in thousands):

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption on a date no earlier than the call dates noted in the table above.  Prior to these respective redemption dates, the junior subordinated notes could have been redeemed by the Company (in which case the trust preferred securities would also be redeemed) after the occurrence of certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in a trust being treated as an investment company.  Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes.  The Company’s obligation under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust.  The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.  During any such deferral period the Company may not pay cash dividends on its stock and generally may not repurchase its stock.

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

At March 31, 2013 and December 31, 2012, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	March 31, 2013	December 31, 2012
Commitments to extend credit:
Home equity lines	$238,463	$239,771
Other commitments	991,668	911,166
Letters of credit:
Standby	73,703	66,247
Commercial	852	465

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of March 31, 2013, the maximum remaining term for any standby letters of credit was December 31, 2017.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At March 31, 2013, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $7.8 million to $74.6 million from $66.7 million at December 31, 2012.  Of the $74.6 million in commitments outstanding at March 31, 2013, approximately $23.8 million of the letters of credit have been issued or renewed since December 31, 2012.

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

As of March 31, 2013, the Company had approximately $2.2 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of March 31, 2013, approximately 25% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of

Illinois as of March 31, 2013. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company’s consolidated financial statements.

Note 13.	Fair Value Measurements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$40,949	$—	$40,949	$—
States and political subdivisions	719,761	—	719,761	—
Residential mortgage-backed securities	788,768	—	787,960	808
Commercial mortgage-backed securities	53,837	—	53,837	—
Corporate bonds	197,675	—	192,555	5,120
Equity securities	11,179	11,179	—	—
Loans held for sale	3,030	—	3,030	—
Assets held in trust for deferred compensation	8,730	8,730	—	—
Derivative financial instruments	25,837	—	25,837	—
Financial liabilities
Other liabilities (1)	8,730	8,730	—	—
Derivative financial instruments	25,761	—	25,761	—
December 31, 2012
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$41,315	$—	$41,315	$—
States and political subdivisions	725,019	—	725,019	—
Residential mortgage-backed securities	939,202	—	938,354	848
Commercial mortgage-backed securities	54,126	—	54,126	—
Corporate bonds	96,674	—	91,451	5,223
Equity securities	11,835	11,835	—	—
Loans held for sale	7,492	—	7,492	—
Assets held in trust for deferred compensation	7,746	7,746	—	—
Derivative financial instruments	29,096	—	29,096	—
Financial liabilities
Other liabilities (1)	7,746	7,746	—	—
Derivative financial instruments	29,055	—	29,055	—

(1) Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	March 31, 2013	Technique	Input	Range

Residential mortgage-backed securities	$808	Discounted cash flows	Constant pre-payment rates
			(CPR) assumption	1% - 3% CPR
Corporate bonds	5,120	Discounted cash flows	Credit assumption	20% Loss

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2013. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Three Months Ended March 31
(in thousands)	2013	2012
Balance, beginning of period	$6,071	$6,992
Transfer into Level 3	—	—
Other comprehensive income	(103)	37
Principal payments	(40)	(294)
Balance, ending of period	$5,928	$6,735

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

Non-Financial Long-Lived Assets.  Non-financial long-lived assets, when determined to be impaired, are measured and reported at fair value using Level 3 inputs based on customized discounting criteria.

Assets measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Financial assets:
Impaired loans	$84,194	$—	$—	$84,194
Non-financial assets:
Foreclosed assets	52,230	—	—	52,230
December 31, 2012
Financial assets:
Impaired loans	$62,258	$—	$—	$62,258
Non-financial assets:
Foreclosed assets	60,228	—	—	60,228
Long-lived assets	2,314	—	—	2,314

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	March 31, 2013	Technique	Input	Range

Impaired loans	$84,194	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	52,230	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

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

The estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$131,146	$131,146	$131,146	$—	$—
Interest bearing deposits with banks	108,885	108,885	108,885	—	—
Investment securities available for sale	1,812,169	1,812,169	11,179	1,795,062	5,928
Investment securities held to maturity	517,785	554,601	—	554,601	—
Non-marketable securities - FHLB and FRB stock	52,434	52,434	—	—	52,434
Loans held for sale	3,030	3,030	—	3,030	—
Loans, net	5,585,866	5,578,973	—	—	5,578,973
Accrued interest receivable	35,123	35,123	35,123	—	—
Derivative financial instruments	25,837	25,837	—	25,837	—
Financial Liabilities:
Non-interest bearing deposits	$2,067,310	$2,067,310	$2,067,310	$—	$—
Interest bearing deposits	5,384,596	5,402,697	—	—	5,402,697
Short-term borrowings	224,379	224,384	—	—	224,384
Long-term borrowings	64,019	70,354	—	—	70,354
Junior subordinated notes issued to capital trusts	152,065	110,616	—	—	110,616
Accrued interest payable	2,598	2,598	2,598	—	—
Derivative financial instruments	25,761	25,761	—	25,761	—

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$176,010	$176,010	$176,010	$—	$—
Interest bearing deposits with banks	111,533	111,533	111,533	—	—
Investment securities available for sale	1,868,171	1,868,171	11,835	1,850,265	6,071
Investment securities held to maturity	493,421	535,681	—	535,681	—
Non-marketable securities - FHLB and FRB stock	55,385	55,385	—	—	55,385
Loans held for sale	7,492	7,492	—	7,492	—
Loans, net	5,642,726	5,659,598	—	—	5,659,598
Accrued interest receivable	36,040	36,040	36,040	—	—
Derivative financial instruments	29,096	29,096	—	29,096	—
Financial Liabilities:
Non-interest bearing deposits	$2,164,547	$2,164,547	$2,164,547	$—	$—
Interest bearing deposits	5,378,150	5,399,709	—	—	5,399,709
Short-term borrowings	220,602	220,683	—	—	220,683
Long-term borrowings	116,050	117,809	—	—	117,809
Junior subordinated notes issued to capital trusts	152,065	104,009	—	—	104,009
Accrued interest payable	2,828	2,828	2,828	—	—
Derivative financial instruments	29,055	29,055	—	29,055	—

Note 14.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended March 31,
	2013	2012
Total cost of share-based payment plans during the period	$1,260	$1,265
Amount of related income tax benefit recognized in income	$501	$506

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In June 2011, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to add 2,300,000 authorized shares for a total of 8,300,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1basis.  As of March 31, 2013, there were 2,214,130 shares available for future grants.

Annual equity-based incentive awards are typically granted to selected officers and employees mid-year.  Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant; those option awards generally vest over four years of service and have 10-year contractual terms.  Restricted shares and units typically vest over a two or four year period.  Equity awards may also be granted at other times throughout the year in connection with the recruitment and retention of officers and employees.  Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five year term which are fully vested on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted shares, which vests one year after the grant date.

The following table summarizes stock options outstanding for the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2012	2,739,753	$27.34
Granted	9,719	24.17
Exercised	(1,550)	19.67
Expired or cancelled	(63,655)	29.48
Forfeited	(5,497)	18.98
Options outstanding as of March 31, 2013	2,678,770	$27.30	4.52	$4,562
Options exercisable as of March 31, 2013	2,020,953	$30.13	3.36	$890

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

 The following assumptions were used for options granted during the three months ended March 31, 2013:

March 31,
2013
Risk-free interest rate	0.71%
Expected volatility of Company’s stock	27.91%
Expected dividend yield	1.66%
Expected life of options	4 years
Weighted average fair value per option of options granted during the year	$4.65

The total intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $2 thousand and $11 thousand, respectively.

The following is a summary of changes in restricted shares and units for the three months ended March 31, 2013:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Shares Outstanding at December 31, 2012	634,211	$18.82
Granted	32,760	23.52
Vested	(12,286)	19.90
Forfeited	(4,051)	19.66
Shares Outstanding at March 31, 2013	650,634	$19.03

During 2012, the Company issued 65,333 market-based restricted stock units which entitle recipients to shares of common stock at the end of a three year vesting period. Recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over the three year period. The market-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued. A Monte Carlo simulation model was used to value the market-based restricted stock units at the time of issuance.

The Company issued 92,717 shares and 66,193 shares of market-based restricted stock in 2011 and 2010, respectively.  The market component of the vesting terms for each award requires that, for ten consecutive trading days, the closing price of the Company’s stock be at least $27.00 for awards issued in 2011 and $25.80 for awards issued in 2010.  The market components for awards issued in 2011 and 2010 have not been satisfied as of March 31, 2013. A Monte Carlo simulation model was used to value the market-based restricted stock awards at the time of issuance.

Effective January 1, 2010, the Company began issuing shares of common stock under the Omnibus Plan as Salary Stock, classified as other stock-based awards, to certain executive officers. This stock is fully vested as of the grant date and the related expense is included in salaries and employee benefits on the Consolidated Statements of Operations. Holders of Salary Stock have all of the rights of a stockholder, including the right to vote the shares and the right to receive any dividends that may be paid thereon. As a condition of receiving the Salary Stock, the holders entered into agreements with the Company providing that they may not sell or otherwise transfer the shares of Salary Stock for two years, except in the event of disability or death.  During the three months ended March 31, 2013, the Company issued 876 shares of Salary Stock at a weighted average issuance price of $22.39 and subsequently ended the issuance of new shares of Salary Stock.

As of March 31, 2013, there was $9.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At March 31, 2013, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.5 years.

Note 15.	Derivative Financial Instruments

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable for March 31, 2013 was approximately $34 thousand, and the net amount payable for December 31, 2012 was approximately $30 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At March 31, 2013, the Company’s credit exposure relating to interest rate swaps was approximately $23.9 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $3.6 million at March 31, 2013.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

The Company’s derivative financial instruments are summarized below as of March 31, 2013 and December 31, 2012 (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$3,637	$(62)	$3,707	$(94)
Stand-alone derivative instruments (2)
Interest rate swap contracts	504,494	23,853	460,956	27,740	505,328	(23,934)	462,012	(27,832)
Interest rate options contracts	72,729	164	70,346	157	72,729	(164)	70,346	(157)
Foreign exchange contracts	19,888	1,673	20,033	1,062	19,495	(1,567)	19,337	(961)
Mortgage banking derivatives	9,898	147	11,400	137	5,000	(34)	4,000	(11)
Total non-hedging derivative instruments	607,009	25,837	562,735	29,096	602,552	(25,699)	555,695	(28,961)
Total	$607,009	$25,837	$562,735	$29,096	$606,189	$(25,761)	$559,402	$(29,055)

(1) Hedged fixed-rate commercial real estate loans
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in the other income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$(1)	$(61)
Stand-alone derivative instruments
Interest rate swap contracts	11	66
Interest rate options contracts	—	—
Foreign exchange contracts	5	2
Mortgage banking derivatives	(13)	27
Total non-hedging derivative instruments	3	95
Total	$2	$34

Methods and assumptions used by the Company in estimating the fair value of its interest rate swaps are discussed in Note 13 to consolidated financial statements.

Note 16.	Common and Preferred Stock

In 2008, the Company issued 196,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("the Series A Preferred Stock"), liquidation amount $1,000 per share, for an aggregate purchase price of $196.0 million as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program of the United States Department of the Treasury (the “Treasury”).  The Series A Preferred Stock qualified as Tier 1 capital and provided for cumulative dividends on the liquidation preference amount on a quarterly basis at a rate of 5% per annum for the first five years, and 9% per annum thereafter.  Concurrent with issuing the Series A Preferred Stock, the Company issued to the Treasury a 10 year warrant (the “Warrant”) to purchase 1,012,048 shares (subsequently reduced to 506,024 shares, as described below) of the Company’s Common Stock at an exercise price of $29.05 per share.

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

Our net income is also affected by non-interest income and non-interest expenses.  During the periods under report, non-interest income included revenue from our key fee initiatives: capital markets and international banking fees, commercial deposit and treasury management fees, net lease financing income, trust and asset management fees, and card fees. Non-interest income also included loan service fees, consumer and other deposit service fees, brokerage fees, net loss on investment securities, increase in cash surrender value of life insurance, net loss on sale of assets, accretion of the FDIC indemnification asset, net loss recognized on other real estate owned, net gains on sale of loans and other operating income.  During the periods under report, non-interest expenses included salaries and employee benefits, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, other real estate expenses (net of rental income) and other operating expenses.  Additionally, dividends on preferred shares reduced net income available to common stockholders for the three months ended March 31, 2012.

Net interest income is affected by changes in the volume and mix of interest earning assets, interest earned on those assets, the volume and mix of interest bearing liabilities and interest paid on interest bearing liabilities.  Non-interest income and non-interest expenses are impacted by growth of operations and growth in the number of loan and deposit accounts through both acquisitions and core banking business growth.  Growth in operations affects other expenses primarily as a result of additional employee, branch facility and promotional marketing expense.  Growth in the number of loan and deposit accounts affects other income, including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.  Non-performing asset levels impact salaries and benefits, legal expenses and other real estate owned expenses.

The Company had net income and net income available to common stockholders of $24.9 million for the three months ended March 31, 2013 compared to net income and net income available to common stockholders of $21.1 million and $17.8 million, respectively, for the three months ended March 31, 2012. Fully diluted earnings per common share were $0.46 for the three months ended March 31, 2013 compared to $0.33 per common share for the three months ended March 31, 2012.

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

Allowance for Loan Losses.  Subject to the use of estimates, assumptions, and judgments, management's evaluation process used to determine the adequacy of the allowance for loan losses combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management or require that adjustments be made to the allowance for loan losses, based on their judgments about information available to them at the time of their examination. We believe the allowance for loan losses is adequate and properly recorded in the financial statements.  See “Allowance for Loan Losses” section below for further analysis.

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At March 31, 2013, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $74.7 million.  See Note 1 and Note 6 of our December 31, 2012 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2012 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of March 31, 2013, the Company had $106 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of March 31, 2013, the Company had approximately $11 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

Goodwill.  The excess of the cost of an acquisition over the fair value of the net assets acquired consists of goodwill, and core deposit and client relationship intangibles.  See Note 8 of our December 31, 2012 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2012 for further information regarding core deposit and client relationship intangibles.  The Company reviews goodwill to determine potential impairment annually, or more frequently if events and circumstances indicate that goodwill might be impaired, by comparing the carrying value of the reporting unit with the fair value of the reporting unit.

The Company’s annual assessment date for goodwill impairment testing is as of December 31.  No impairment losses were recognized during the three months ended March 31, 2013 and 2012.

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

Recent Accounting Pronouncements.  Refer to Note 2 of our consolidated financial statements for a description of recent accounting pronouncements including the respective dates of adoption and effects on results of operations and financial condition.

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

	Three Months Ended March 31,
(dollars in thousands)	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$5,361,881	$58,536	4.43%	$5,543,495	$69,556	5.05%
Loans exempt from federal income taxes (4)	311,509	3,472	4.46	260,033	3,219	4.90
Taxable investment securities	1,484,300	6,140	1.65	1,702,766	10,884	2.56
Investment securities exempt from federal income taxes (4)	911,742	12,400	5.44	742,570	10,368	5.58
Other interest bearing deposits	197,057	135	0.28	258,351	169	0.26
Total interest earning assets	8,266,489	$80,683	3.96	8,507,215	$94,196	4.45
Non-interest earning assets	1,183,099			1,229,487
Total assets	$9,449,588			$9,736,702
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$2,737,494	$927	0.14%	$2,649,671	$1,207	0.18%
Savings deposit	822,214	136	0.07	772,335	248	0.13
Time deposits	1,806,895	4,646	1.04	2,332,218	7,305	1.26
Short-term borrowings	191,902	167	0.35	214,212	206	0.39
Long-term borrowings and junior subordinated notes	248,891	1,567	2.52	418,022	3,381	3.20
Total interest bearing liabilities	5,807,396	$7,443	0.52	6,386,458	$12,347	0.78
Non-interest bearing deposits	2,145,058			1,851,211
Other non-interest bearing liabilities	216,213			136,412
Stockholders’ equity	1,280,921			1,362,621
Total liabilities and stockholders’ equity	$9,449,588			$9,736,702
Net interest income/interest rate spread (5)		$73,240	3.44%		$81,849	3.67%
Less: taxable equivalent adjustment		5,555			4,756
Net interest income, as reported		$67,685			$77,093
Net interest margin (6)			3.32%			3.64%
Tax equivalent effect			0.27%			0.23%
Net interest margin on a fully tax equivalent basis (6)			3.59%			3.87%

(1)       Non-accrual loans are included in average loans.
(2)       Interest income includes amortization of deferred loan origination fees of $981 thousand and $877 thousand for the three months ended March 31, 2013 and 2012, respectively.
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

Net interest income on a fully tax equivalent basis decreased $8.6 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to lower average earning asset balances (as a result of a decrease in covered loans) as well as the decline in net interest margin. The net interest margin, expressed on a fully tax equivalent basis, was 3.59% for the first quarter of 2013 and 3.87% for the first quarter of 2012. The decrease in the margin was due to average yields on interest earning assets declining more than average rates paid on interest bearing liabilities.

Non-interest Income

	Three Months Ended March 31,
	2013	2012	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Capital markets and international banking fees	$808	$512	$296	57.8%
Commercial deposit and treasury management fees	5,966	5,897	69	1.2%
Lease financing, net	16,263	6,958	9,305	133.7%
Trust and asset management fees	4,494	4,404	90	2.0%
Card fees	2,695	2,046	649	31.7%
Loan service fees	1,011	1,067	(56)	(5.2)%
Consumer and other deposit service fees	3,246	3,453	(207)	(6.0)%
Brokerage fees	1,157	1,255	(98)	(7.8)%
Net loss on investment securities	(1)	(3)	2	(66.7)%
Increase in cash surrender value of life insurance	844	917	(73)	(8.0)%
Net loss on sale of assets	—	(17)	17	(100.0)%
Accretion of FDIC indemnification asset	143	475	(332)	(69.9)%
Net loss recognized on other real estate owned	(330)	(6,589)	6,259	(95.0)%
Net gain on sale of loans	639	374	265	70.9%
Other operating income	1,438	2,105	(667)	(31.7)%
Total non-interest income	$38,373	$22,854	$15,519	67.9%

Non-interest income increased by $15.5 million, or 67.9%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, driven by revenue from our key fee initiatives.

•
Net lease financing income increased as a result of the increase in remarketing gains and fees from the sale of equipment maintenance contracts, as well as the impact on leasing revenues attributable to Celtic.

•	Card fee income increased primarily due to fees earned on prepaid, debit and credit cards.

•	Capital markets and international banking fees increased primarily due to an increase in loan placement and interest rate swap fees.

•	Non-interest income was also impacted by lower losses on other real estate owned.

Non-interest Expenses

	Three Months Ended March 31,
	2013	2012	Increase/ (Decrease)	Percentage Change
Non-interest expenses (in thousands):
Salaries and employee benefits	$43,514	$40,429	$3,085	7.6%
Occupancy and equipment expense	9,404	9,570	(166)	(1.7)%
Computer services and telecommunication expense	3,887	3,653	234	6.4%
Advertising and marketing expense	2,103	2,073	30	1.4%
Professional and legal expense	1,295	1,413	(118)	(8.4)%
Other intangibles amortization expense	1,544	1,257	287	22.8%
Other real estate expense, net	139	1,243	(1,104)	(88.8)%
Other operating expenses	9,213	7,693	1,520	19.8%
Total non-interest expenses	$71,099	$67,331	$3,768	5.6%

Non-interest expenses increased by $3.8 million, or 5.6%, from the three months ended March 31, 2013 to the three months ended March 31, 2012.

•	Salaries and employee benefits increased due to annual salary increases, the impact of Celtic and an increase in incentives and commissions on higher lease revenues.

•	Other operating expenses were higher as a result of an increase in the clawback liability related to our loss share agreements with the FDIC recorded during the first quarter of 2013.

•	Other intangible amortization expense increased due to the Celtic acquisition.

•	Other real estate expense decreased due to fewer OREO properties.

Income Taxes

Income tax expense for the three months ended March 31, 2013 was $10.1 million compared to income tax expense of $8.4 million for the three months ended March 31, 2012.  The increase was primarily due to an increase in our pre-tax income during the three months ended March 31, 2013.

Balance Sheet

Total assets decreased $186.0 million, or 1.9%, from $9.6 billion at December 31, 2012 to $9.4 billion at March 31, 2013.  Investment securities decreased $34.6 million, or 1.4%, from December 31, 2012 to March 31, 2013 mostly as a result of the principal payments received on mortgage-backed securities that were not reinvested in the portfolio. Over the past year, we changed the mix of our investment securities portfolio by allocating a larger portion of the portfolio to municipal securities and corporate bonds. This has helped mitigate the impact of high levels of mortgage-backed security prepayments in the current interest rate environment.

Gross loans decreased by $59.3 million, or 1.0%, to $5.7 billion at March 31, 2013 from $5.8 billion at December 31, 2012 mainly as a result of the decrease in covered loans. Our loan portfolio mix improved over the past twelve months from the standpoint of lowering our real estate-related exposure, as commercial and lease loan balances increased while commercial real estate and construction loan balances decreased.

Total liabilities decreased by $205.0 million, or 2.5%, from $8.3 billion at December 31, 2012 to $8.1 billion at March 31, 2013. Total deposits decreased by $90.8 million, or 1.2%, to $7.5 billion at March 31, 2013 from December 31, 2012 due to the decline in non-interest bearing deposits. Total borrowings decreased by $48.3 million, or 9.9%, to $440.5 million at March 31, 2013. The decrease in total borrowings was primarily due to the prepayment of the $50.0 million subordinated debt facility in the first quarter of 2013.

Total stockholders’ equity increased $19.0 million to $1.3 billion at March 31, 2013 compared to December 31, 2012 primarily as a result of our first quarter 2013 earnings.

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	March 31, 2013		December 31, 2012		March 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$38,478	$40,949	$38,605	$41,315	$39,503	$42,070
States and political subdivisions	680,978	719,761	679,991	725,019	547,262	581,720
Residential mortgage-backed securities	776,336	788,768	930,413	939,202	1,117,065	1,140,558
Commercial mortgage-backed securities	51,048	53,837	51,100	54,126	51,275	52,690
Corporate bonds	197,162	197,675	97,014	96,674	5,686	5,686
Equity securities	10,820	11,179	11,398	11,835	10,520	10,887
	1,754,822	1,812,169	1,808,521	1,868,171	1,771,311	1,833,611
Held to maturity
States and political subdivisions	262,310	279,857	237,563	258,602	239,526	249,352
Residential mortgage-backed securities	255,475	274,744	255,858	277,079	259,241	266,292
	517,785	554,601	493,421	535,681	498,767	515,644
Total	$2,272,607	$2,366,770	$2,301,942	$2,403,852	$2,270,078	$2,349,255

Over the past year, we changed the mix of our investment portfolio by allocating a larger portion of the investment portfolio to municipal securities and corporate bonds. This has helped mitigate the impact of high levels of mortgage-backed security prepayments in the current interest rate environment. Municipal securities were 42.2% of total investment securities at March 31, 2013 compared to 40.8% of total investment securities at December 31, 2012 and 35.2% of total investment securities a year ago.

We do not have any meaningful direct or indirect holdings of subprime residential mortgage investment securities, home equity lines of credit investment securities, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	March 31, 2013		December 31, 2012		March 31, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial related credits:
Commercial loans	$1,207,638	21%	$1,220,472	21%	$1,040,340	18%
Commercial loans collateralized by assignment of lease payments	1,347,666	24%	1,303,020	23%	1,209,942	21%
Commercial real estate	1,743,329	30%	1,761,832	30%	1,877,380	32%
Construction real estate	101,581	2%	110,261	2%	128,040	2%
Total commercial related credits	4,400,214	77%	4,395,585	76%	4,255,702	73%
Other loans:
Residential real estate	312,804	5%	314,359	5%	309,644	5%
Indirect vehicle	220,739	4%	208,633	4%	186,736	3%
Home equity	291,190	5%	305,186	5%	327,450	6%
Other consumer loans	81,932	2%	93,317	2%	89,705	2%
Total other loans	906,665	16%	921,495	16%	913,535	16%
Gross loans excluding covered loans	5,306,879	93%	5,317,080	92%	5,169,237	89%
Covered loans (1)	400,789	7%	449,850	8%	620,528	11%
Total loans (2)	$5,707,668	100%	$5,766,930	100%	$5,789,765	100%

(1)	Loans that MB Financial Bank will share losses with the FDIC are referred to as “covered loans.”

(2)
Gross loan balances at March 31, 2013, December 31, 2012, and March 31, 2012 are net of unearned income, including net deferred loans fees of $1.2 million, $1.1 million, and $934 thousand, respectively.

Our loan portfolio mix improved over the past twelve months from the standpoint of lowering our real estate-related exposure, as commercial and lease loan balances increased by 13.6% while commercial real estate and construction loan balances decreased by 8.0%.

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

Non-performing loans exclude purchased credit-impaired loans that were acquired as part of the FDIC-assisted transactions (Heritage, InBank, and Benchmark completed in 2009 and Broadway and New Century completed in 2010).  Fair value of these loans as of acquisition includes estimates of credit losses.  See Note 6 of the notes to our consolidated financial statements for further information regarding purchased credit-impaired loans.

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2013	December 31, 2012	March 31, 2012
Non-performing loans:
Non-accruing loans	$108,765	$115,387	$124,011
Loans 90 days or more past due, still accruing interest	5,193	1,599	679
Total non-performing loans	113,958	116,986	124,690
Other real estate owned	31,462	36,977	63,077
Repossessed assets	757	773	81
Total non-performing assets	$146,177	$154,736	$187,848
Total allowance for loan losses	$121,802	$124,204	$125,431
Accruing restructured loans (1)	$21,630	$21,256	$24,145
Total non-performing loans to total loans	2.00%	2.03%	2.15%
Total non-performing assets to total assets	1.56	1.62	1.94
Allowance for loan losses to non-performing loans	106.88	106.17	100.59

(1)	Accruing restructured loans consists primarily of residential real estate and home equity loans that have been modified and are performing in accordance with those modified terms.

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

Other real estate owned that is related to our FDIC-assisted transactions is excluded from non-performing assets.  Other real estate owned related to the Heritage, Benchmark, Broadway, and New Century transactions, which totaled $19.2 million and

$21.4 million at March 31, 2013 and December 31, 2012, respectively, is subject to the loss-share agreements with the FDIC.  See Note 6 of the notes to our consolidated financial statements for further information.

The following table presents a summary of other real estate owned (“OREO”), excluding assets related to FDIC-assisted transactions, for the three months ended March 31, 2013 and 2012 (in thousands):

	March 31,
	2013	2012
Beginning balance	$36,977	$78,452
Transfers in at fair value less estimated costs to sell	711	1,751
Capitalized OREO costs	—	359
Fair value adjustments	(349)	(4,764)
Net (losses) gains on sales of OREO	30	416
Cash received upon disposition	(5,907)	(13,137)
Ending balance	$31,462	$63,077

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

	March 31, 2013	December 31, 2012

Commercial loans	$26,182	$27,224
Commercial loans collateralized by assignment of lease payments	8,067	6,375
Commercial real estate	69,509	66,996
Construction real estate	11,693	10,958
Total	$115,451	$111,553

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

Our allowance for loan losses is comprised of commercial related and consumer related elements. Each element is discussed below.

Commercial Related General Loss Reserve.  We maintain a general loan loss reserve for the four categories of commercial-related loans in our portfolio - commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans.

Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous consumer related loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or any loan committee. Loans rated "one" represent those loans least likely to default and a loan rated "nine" represents a loss. The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time. We use a loan loss reserve model that incorporates the migration of loan risk ratings and historical default data over a multi-year period to develop our estimated default factors (EDFs). The model tracks annual loan rating migrations by loan type and currently uses loan risk rating migrations for 12 years. The migration data is adjusted by using average losses for an economic cycle (approximately 10 years) to develop EDFs by loan type, risk rating and maturity. EDFs are updated annually in December.

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

The commercial related general loss reserve was $92.5 million as of March 31, 2013 and $91.7 million as of December 31, 2012. Reserves on impaired commercial loans are included in the “Commercial Related Specific Reserves” section below.

Commercial Related Specific Reserves.  Our allowance for loan losses also includes specific reserves on impaired commercial loans. A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower's financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

At each quarter-end, impaired commercial loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary. Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing each loan. Generally, the Company obtains a current external appraisal (within 12 months) on real estate secured impaired loans. Our appraisal policy is designed to comply with the Interagency Appraisal and Evaluation Guidelines, most recently updated on December 2010. As part of our compliance with these other regulations, we maintain an internal Appraisal Review Department that engages and reviews all third party appraisals.

In addition, each impaired commercial loan with real estate collateral is reviewed quarterly by our appraisal department to determine that the most recent valuation remains appropriate during subsequent quarters until the next appraisal is received. If considered necessary by our appraisal department, the appraised value may be further discounted by internally applying accepted appraisal methodologies to an older appraisal. Accepted appraisal methodologies include: income capitalization approach adjusting for changes in underlying leases, adjustments related to condominium projects with units sales, adjustments for loan fundings, and “As is” compared to “As Stabilized” valuations.

Other valuation techniques are also used to value non-real estate assets. Discounts may be applied in the impairment analysis used for general business assets (GBA). Examples of GBA include accounts receivable, inventory, and any marketable securities pledged. The discount is used to reflect collection risk in the event of default that may not have been included in the valuation of the asset.

The total commercial related specific reserves component of the allowance decreased from $13.2 million as of December 31, 2012 to $12.1 million as of March 31, 2013.

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $17.2 million at March 31, 2013 and $19.2 million at December 31, 2012.

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

The following table presents an analysis of the allowance for loan losses for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$128,279	$135,975
Provision for credit losses	—	3,100
Charge-offs:
Commercial loans	911	539
Commercial loans collateralized by assignment of lease payments	—	—
Commercial real estate	1,917	3,003
Residential real estate	962	294
Construction real estate	82	3,436
Indirect vehicles	729	715
Home equity	787	1,072
Other consumer loans	565	258
Total charge-offs	5,953	9,317
Recoveries:
Commercial loans	452	2,038
Commercial loans collateralized by assignment of lease payments	144	256
Commercial real estate	740	162
Residential real estate	214	34
Construction real estate	276	565
Indirect vehicles	415	311
Home equity	114	20
Other consumer loans	52	111
Total recoveries	2,407	3,497
Net charge-offs	3,546	5,820
Allowance for credit losses	124,733	133,255
Allowance for unfunded credit commitments	(2,931)	(7,824)
Allowance for loan losses	$121,802	$125,431
Total loans	$5,707,668	$5,789,765
Ratio of allowance to total loans	2.13%	2.17%
Ratio of net charge-offs to average loans	0.25%	0.40%

Net charge-offs of $3.5 million were recorded in the three months ended March 31, 2013 compared to net charge-offs of $5.8 million in the three months ended March 31, 2012. As a result of lower downward migration of loans to non-performing status and higher collateral value underlying the loans that did migrate, no provision for credit losses was recorded for the three months ended March 31, 2013 compared to a provision of $3.1 million for the three months ended March 31, 2012.

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

Lease investments by categories follow (in thousands):

	March 31, 2013	December 31, 2012	March 31, 2012
Direct finance leases:
Minimum lease payments	$97,984	$90,160	$50,723
Estimated unguaranteed residual values	11,387	11,140	6,686
Less: unearned income	(7,289)	(7,135)	(4,843)
Direct finance leases (1)	$102,082	$94,165	$52,566
Leveraged leases:
Minimum lease payments	$158,544	$154,549	$25,386
Estimated unguaranteed residual values	22,979	23,586	2,471
Less: unearned income	(3,452)	(2,879)	(2,412)
Less: related non-recourse debt	(149,655)	(145,719)	(23,968)
Leveraged leases (1)	$28,416	$29,537	$1,477
Operating leases:
Equipment, at cost	$211,485	$222,083	$236,285
Less accumulated depreciation	(93,741)	(92,260)	(111,537)
Lease investments, net	$117,744	$129,823	$124,748

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $19.2 million at March 31, 2013 and $21.1 million at December 31, 2012.

At March 31, 2013, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2013	$3,189	$5,453	$7,837	$16,479
2014	3,534	6,115	10,988	20,637
2015	2,585	5,685	8,120	16,390
2016	1,148	3,783	7,211	12,142
2017	612	1,408	5,086	7,106
Thereafter	319	535	1,139	1,993
	$11,387	$22,979	$40,381	$74,747

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees participate.  Often times, there are several individual lease schedules under one master lease.  There were 3,569 leases at March 31, 2013 compared to 3,464 at December 31, 2012.  The average residual value per lease schedule was approximately $21 thousand at March 31, 2013 and $22 thousand at December 31, 2012.  The average residual value per master lease schedule was approximately $79 thousand at March 31, 2013 and December 31, 2012, respectively.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.
Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash flows used in operating activities were $1.7 million for the three months ended March 31, 2013 compared to net cash flows provided by operating activities of $22.6 million for the three months ended March 31, 2012.  The difference was primarily due to changes in other assets and liabilities.
Cash used in investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the three months ended March 31, 2013, the Company had net cash flows provided by investing activities of $98.8 million compared to net cash flows provided by investing activities of $306.7 million for the three months ended March 31, 2012.  The change was primarily due to more purchases of investment securities and a smaller decrease in loans.
Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the three months ended March 31, 2013, the Company had net cash flows used in financing activities of $144.6 million compared to net cash flows used in financing activities of $172.9 million for the three months ended March 31, 2012.  The change in cash flows from financing activities was primarily due to the repayment of preferred shares in the first quarter of 2012, offset by higher decreases in deposits and long term borrowings.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at March 31, 2013, there were no firm lending commitments in place, management believes that we could borrow approximately $280.0 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago (FHLB).  As of March 31, 2013, the Company had $9.7 million outstanding in FHLB advances, and could borrow an additional amount of approximately $527.5 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of March 31, 2013, the Company had approximately $1.1 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. In addition, the Company has a $35.0 million unsecured line of credit with a correspondent bank. As of March 31, 2013, no amount was outstanding. The holding company had $52.5 million in cash as of March 31, 2013.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations at March 31, 2013 as compared to December 31, 2012.

MB Financial Bank is subject to various regulatory capital requirements which affect its ability to pay dividends to us.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Additionally, our current internal policy effectively limits the amount of dividends our subsidiary bank may pay to us by requiring the bank to maintain total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 12%, 9% and 8%, respectively.  The minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes are 10%, 6% and 5%, respectively.  In addition to adhering to our policy, there are regulatory restrictions on the ability of national banks to pay dividends.  See “Item 1. Business — Supervision and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2012.

At March 31, 2013, the Company’s total risk-based capital ratio was 16.22%; Tier 1 capital to risk-weighted assets ratio was 14.96% and Tier 1 capital to average asset ratio was 10.74%. MB Financial Bank’s total risk-based capital ratio was 15.19%; Tier 1 capital to risk-weighted assets ratio was 13.93% and Tier 1 capital to average asset ratio was 9.99%. MB Financial Bank, N.A. was categorized as “Well-Capitalized” at March 31, 2013 under the regulations of the Office of the Comptroller of the Currency.

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

Forward-Looking Statements

When used in this Annual Report on Form 10-Q and in other documents filed or furnished with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to MB Financial, Inc.’s future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.
Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from our merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the possibility that the expected benefits of the FDIC-assisted and other transactions we previously completed will not be realized; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (4) results of examinations by the Office of Comptroller of Currency, the Federal Reserve Board and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior and net interest margin; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) fluctuations in real estate values; (9) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market-place; (10) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (11) our ability to access cost-effective funding; (12) changes in financial markets; (13) changes in economic conditions in general and in the Chicago metropolitan area in particular; (14) the costs, effects and outcomes of litigation; (15) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations adopted thereunder, any changes in capital requirements pursuant to the Dodd-Frank Act and the implementation of the Basel III capital standards, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (16) changes in accounting principles, policies or guidelines; (17) our future acquisitions of other depository institutions or lines of business; and (18) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.
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

Asset Liability Management.  Management and our Treasury Group continually monitor our sensitivity to interest rate changes.  It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products.  The strategy we employ to manage our interest rate risk is to measure our risk using an asset/liability simulation model.  The model considers several factors to determine our potential exposure to interest rate risk, including measurement of repricing gaps, duration, convexity, value at risk, and the market value of portfolio equity under assumed changes in the level of interest rates, shape of the yield curves, and general market volatility.  Management controls our interest rate exposure using several strategies, which include adjusting the maturities of securities in our investment portfolio, and limiting fixed rate loans or fixed rate deposits with terms of more than five years.  We also use derivative instruments, principally interest rate swaps, to manage our interest rate risk.  See Note 15 to the Consolidated Financial Statements.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2013 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2013 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10%, and 5%, respectively, in the first three months, 12%, 26%, and 15%, respectively, in the next nine months, 51%, 58%, and 58%, respectively, from one year to five years, and 33%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$107,241	$949	$695	$—	$108,885
Investment securities	217,132	285,638	1,189,163	690,455	2,382,388
Loans held for sale	3,030	—	—	—	3,030
Loans, including covered loans	2,493,521	1,177,630	1,935,905	100,612	5,707,668
Total interest earning assets	$2,820,924	$1,464,217	$3,125,763	$791,067	$8,201,971
Interest Bearing Liabilities:
NOW and money market deposit accounts	$213,055	$575,314	$1,541,341	$449,206	$2,778,916
Savings deposits	45,644	128,670	473,248	185,689	833,251
Time deposits	476,016	769,457	470,356	56,600	1,772,429
Short-term borrowings	26,949	57,213	127,072	13,145	224,379
Long-term borrowings	2,739	6,673	52,044	2,563	64,019
Junior subordinated notes issued to capital trusts	152,065	—	—	—	152,065
Total interest bearing liabilities	$916,468	$1,537,327	$2,664,061	$707,203	$5,825,059
Rate sensitive assets (RSA)	$2,820,924	$4,285,141	$7,410,904	$8,201,971	$8,201,971
Rate sensitive liabilities (RSL)	$916,468	$2,453,795	$5,117,856	$5,825,059	$5,825,059
Cumulative GAP (GAP=RSA-RSL)	$1,904,456	$1,831,346	$2,293,048	$2,376,912	$2,376,912
RSA/Total assets	30.06%	45.66%	78.96%	87.39%	87.39%
RSL/Total assets	9.76%	26.14%	54.53%	62.06%	62.06%
GAP/Total assets	20.29%	19.51%	24.43%	25.32%	25.32%
GAP/RSA	67.51%	42.74%	30.94%	28.98%	28.98%

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over Once Year Horizon
Changes in	March 31, 2013		December 31, 2012
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$10,818	3.96%	$7,932	2.72%
+ 1.00%	$5,922	2.17%	$4,174	1.43%

In the interest rate sensitivity table above, changes in net interest income between March 31, 2013 and December 31, 2012 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to certificates of deposit in a rising rate environment.

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

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2013 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended March 31, 2013, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended March 31, 2013 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January1, 2013 — January 31, 2013	1,433	$21.12	—	1,000,000
February 1, 2013 — February 28, 2013	582	22.57	—	1,000,000
March 1, 2013 — March 31, 2013	3,381	24.04	—	1,000,000
Total	5,396	$23.10	—

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

MB FINANCIAL, INC.
(registrant)

Date:	April 29, 2013	By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2013	By:	/s/Jill E. York
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

101
The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith