Form 10-Q
period 2013-06-30
MB FINANCIAL INC /MD
filed 2013-07-31
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were issued and outstanding 54,813,659 shares of the Registrant’s common stock as of July 31, 2013.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2013

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except common share data)

	(Unaudited)
	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$152,302	$176,010
Interest earning deposits with banks	280,618	111,533
Total cash and cash equivalents	432,920	287,543
Federal funds sold	7,500	—
Investment securities:
Securities available for sale, at fair value	1,645,672	1,868,171
Securities held to maturity, at amortized cost ($554,579 and $535,681 fair value at June 30, 2013 and December 31, 2012, respectively)	536,434	493,421
Non-marketable securities - FHLB and FRB stock	50,870	55,385
Total investment securities	2,232,976	2,416,977
Loans held for sale	2,528	7,492
Loans:
Total loans, excluding covered loans	5,359,631	5,317,080
Covered loans	308,556	449,850
Total loans	5,668,187	5,766,930
Less: Allowance for loan loss	123,685	124,204
Net loans	5,544,502	5,642,726
Lease investment, net	113,958	129,823
Premises and equipment, net	219,783	221,533
Cash surrender value of life insurance	130,565	128,879
Goodwill	423,369	423,369
Other intangibles	26,430	29,512
Other real estate owned, net	32,993	36,977
Other real estate owned related to FDIC-assisted transactions	19,014	22,478
FDIC indemnification asset	16,337	39,345
Other assets	166,784	185,151
Total assets	$9,369,659	$9,571,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$2,230,384	$2,164,547
Interest bearing	5,215,012	5,378,150
Total deposits	7,445,396	7,542,697
Short-term borrowings	230,547	220,602
Long-term borrowings	62,786	116,050
Junior subordinated notes issued to capital trusts	152,065	152,065
Accrued expenses and other liabilities	182,784	264,621
Total liabilities	8,073,578	8,296,035
STOCKHOLDERS’ EQUITY
Common stock, ($0.01 par value; authorized 70,000,000 shares at June 30, 2013 and December 31, 2012; issued 55,022,609 shares at June 30, 2013 and 54,955,284 shares at December 31, 2012)	550	550
Additional paid-in capital	736,281	732,771
Retained earnings	547,116	507,933
Accumulated other comprehensive income	14,231	36,326
Less: 182,831 and 170,567 shares of treasury stock, at cost, at June 30, 2013 and December 31, 2012, respectively	(3,558)	(3,293)
Controlling interest stockholders’ equity	1,294,620	1,274,287
Noncontrolling interest	1,461	1,483
Total stockholders’ equity	1,296,081	1,275,770
Total liabilities and stockholders’ equity	$9,369,659	$9,571,805

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest income:
Loans	$59,581	$69,250	$120,374	$140,898
Investment securities:
Taxable	6,280	8,882	12,419	19,766
Nontaxable	8,163	7,303	16,224	14,042
Federal funds sold	2	—	2	—
Other interest earning accounts	92	158	227	327
Total interest income	74,118	85,593	149,246	175,033
Interest expense:
Deposits	5,132	8,058	10,841	16,818
Short-term borrowings	116	362	283	568
Long-term borrowings and junior subordinated notes	1,390	3,069	2,957	6,450
Total interest expense	6,638	11,489	14,081	23,836
Net interest income	67,480	74,104	135,165	151,197
Provision for credit losses	500	—	500	3,100
Net interest income after provision for credit losses	66,980	74,104	134,665	148,097
Non-interest income:
Capital markets and international banking fees	939	788	1,747	1,300
Commercial deposit and treasury management fees	6,029	5,784	11,995	11,682
Lease financing, net	15,102	7,334	31,365	14,292
Trust and asset management fees	4,874	4,535	9,368	8,939
Card fees	2,735	2,429	5,430	4,473
Loan service fees	1,911	1,267	2,922	2,334
Consumer and other deposit service fees	3,593	3,534	6,839	6,987
Brokerage fees	1,234	1,264	2,391	2,519
Net gain (loss) on investment securities	14	(34)	13	(37)
Increase in cash surrender value of life insurance	842	870	1,686	1,787
Net loss on sale of assets	—	(8)	—	(25)
Accretion of FDIC indemnification asset	100	222	243	697
Net gain (loss) recognized on other real estate owned	2,015	(5,441)	1,685	(12,030)
Net gain on sale of loans	506	554	1,145	928
Other operating income	1,060	809	2,498	2,915
Total non-interest income	40,954	23,907	79,327	46,761
Non-interest expenses:
Salaries and employee benefits	43,909	40,146	87,423	80,575
Occupancy and equipment expense	9,408	9,188	18,812	18,758
Computer services and telecommunication expense	4,617	3,909	8,504	7,562
Advertising and marketing expense	2,167	1,839	4,270	3,912
Professional and legal expense	1,353	1,503	2,648	2,916
Other intangibles amortization expense	1,538	1,251	3,082	2,508
Other real estate expense, net	193	424	332	1,667
Other operating expenses	9,083	8,574	18,296	16,267
Total non-interest expenses	72,268	66,834	143,367	134,165
Income before income taxes	35,666	31,177	70,625	60,693
Income tax expense	10,373	9,034	20,426	17,464
Net income	$25,293	$22,143	$50,199	$43,229
Dividends and discount accretion on preferred shares	—	—	—	3,269
Net income available to common stockholders	$25,293	$22,143	$50,199	$39,960

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Common share data:
Basic earnings per common share	$0.46	$0.41	$0.92	$0.74
Diluted earnings per common share	0.46	0.41	0.92	0.73
Weighted average common shares outstanding for basic earnings per common share	54,436,043	54,174,717	54,423,992	54,165,286
Diluted weighted average common shares outstanding for diluted earnings per common share	54,868,075	54,448,709	54,802,427	54,431,491

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$25,293	$22,143	$50,199	$43,229
Unrealized holding (losses) gains on investment securities, net of tax	(20,688)	1,080	(22,087)	(137)
Reclassification adjustments for (gains) losses included in net income, net of tax	(9)	20	(8)	22
Other comprehensive (loss) income, net of tax	(20,697)	1,100	(22,095)	(115)
Comprehensive income	$4,596	$23,243	$28,104	$43,114

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2013 and 2012
(Amounts in thousands, except per share data) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2011	$194,719	$548	$731,248	$427,956	$39,150	$(3,044)	$2,450	$1,393,027
Net income	—	—	—	43,229	—	—	141	43,370
Other comprehensive loss, net of tax	—	—	—	—	(115)	—	—	(115)
Cash dividends declared on common shares ($0.02 per share)	—	—	—	(1,096)	—	—	—	(1,096)
Dividends and discount accretion on preferred shares	1,281	—	—	(3,269)	—	—	—	(1,988)
Repurchase of preferred shares	(196,000)	—	(1,518)	—	—	—	—	(197,518)
Restricted common stock activity, net of tax	—	1	(175)	8	—	171	—	5
Stock option activity, net of tax	—	—	(62)	(16)	—	148	—	70
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	303	—	—	(628)	—	(325)
Stock-based compensation expense	—	—	2,501	—	—	—	—	2,501
Distributions to noncontrolling interest	—	—	—	—	—	—	(180)	(180)
Balance at June 30, 2012	$—	$549	$732,297	$466,812	$39,035	$(3,353)	$2,411	$1,237,751

Balance at December 31, 2012	$—	$550	$732,771	$507,933	$36,326	$(3,293)	$1,483	$1,275,770
Net income	—	—	—	50,199	—	—	91	50,290
Other comprehensive loss, net of tax	—	—	—	—	(22,095)	—	—	(22,095)
Cash dividends declared on common shares ($0.20 per share)	—	—	—	(11,016)	—	—	—	(11,016)
Restricted common stock activity, net of tax	—	—	28	—	—	—	—	28
Stock option activity, net of tax	—	—	780	—	—	464	—	1,244
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	230	—	—	(729)	—	(499)
Stock-based compensation expense	—	—	2,472	—	—	—	—	2,472
Distributions to noncontrolling interest	—	—	—	—	—	—	(113)	(113)
Balance at June 30, 2013	$—	$550	$736,281	$547,116	$14,231	$(3,558)	$1,461	$1,296,081

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$50,199	$43,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	8,539	7,538
Depreciation of leased equipment	16,477	19,549
Compensation expense for restricted stock awards	1,935	1,756
Compensation expense for stock option grants	537	745
Loss (gain) on sales of premises and equipment and leased equipment	238	(1,269)
Amortization of other intangibles	3,082	2,508
Provision for credit losses	500	3,100
Deferred income tax expense	3,613	13,341
Amortization of premiums and discounts on investment securities, net	23,801	21,007
Accretion of premiums and discounts on loans, net	(2,977)	(9,528)
Accretion of FDIC indemnification asset	(243)	(697)
Net (gain) loss on sale of investment securities available for sale	(13)	37
Proceeds from sale of loans held for sale	55,850	44,686
Origination of loans held for sale	(49,742)	(41,281)
Net gain on sale of loans held for sale	(1,145)	(928)
Net gain on sales of other real estate owned	(990)	(767)
Fair value adjustments on other real estate owned	(821)	9,271
Net loss on sales of other real estate owned related to FDIC-assisted transactions	126	3,526
Increase in cash surrender value of life insurance	(1,686)	(1,787)
Decrease (increase) in other assets, net	29,549	(40,986)
Decrease in other liabilities, net	(76,012)	(6,819)
Net cash provided by operating activities	60,817	66,231
Cash Flows From Investing Activities
Increase in federal funds sold	(7,500)	—
Proceeds from sales of investment securities available for sale	949	4,637
Proceeds from maturities and calls of investment securities available for sale	309,299	284,934
Purchase of investment securities available for sale	(141,983)	(102,097)
Proceeds from maturities and calls of investment securities held to maturity	1,189	83
Purchase of investment securities held to maturity	(45,545)	(1,484)
Redemption of non-marketable securities - FHLB and FRB stock	4,515	19,394
Net decrease in loans	98,155	225,119
Purchases of premises and equipment	(7,896)	(11,818)
Purchases of leased equipment	(10,170)	(9,838)
Proceeds from sales of leased equipment	3,867	7,955
Capital improvements on other real estate owned	(8)	(1,326)
Proceeds from sale of other real estate owned	10,017	24,245
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	7,074	11,163
Principal paid on lease investments	(191)	(1,483)
Net proceeds from FDIC related covered assets	13,419	58,758
Net cash provided by investing activities	235,191	508,242
Cash Flows From Financing Activities
Net decrease in deposits	(97,301)	(176,898)
Net increase in short-term borrowings	9,945	41,775
Proceeds from long-term borrowings	3,265	1,735
Principal paid on long-term borrowings	(56,529)	(46,899)
Repurchase of preferred stock	—	(197,518)
Treasury stock transactions, net	(35)	(300)
Stock options exercised	1,013	202
Excess tax benefits from share-based payment arrangements	(98)	—
Dividends paid on preferred stock	—	(3,239)
Dividends paid on common stock	(10,891)	(1,084)
Net cash used in financing activities	(150,631)	(382,226)
Net increase in cash and cash equivalents	$145,377	$192,247
Cash and cash equivalents:
Beginning of period	287,543	244,565
End of period	$432,920	$436,812

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in Thousands) (Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$14,524	$24,468
Net income tax payments, net	35,024	2,401
Supplemental Schedule of Noncash Investing Activities:
Investment securities available for sale purchased not settled	$3,026	$—
Investment securities held to maturity purchased not settled	1,606	—
Loans transferred to other real estate owned	4,214	2,661
Loans transferred to other real estate owned related to FDIC-assisted transactions	4,797	10,387
Loans transferred to repossessed vehicles	313	443
Operating leases rewritten as direct finance leases included as loans	6,777	9,479

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

 These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.
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

ASC Topic 210 “Disclosures about Offsetting Assets and Liabilities.” New authoritative accounting guidance under ASC Topic 210, “Disclosures about Offsetting Assets and Liabilities” amended prior guidance to require an entity to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The instruments and transactions would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This new authoritative guidance was further amended to clarify the scope of offsetting disclosures. The Company adopted the new authoritative guidance on January 1, 2013, and it did not have an impact on the Company's statements of operations and financial condition. See disclosures in Note 15.

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

ASC Topic 815 “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging” amended prior guidance to permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. government treasury obligation rates and London Interbank Offered Rate swap rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The new authoritative guidance will be effective prospectively for new and redesignated hedging relationships entered into on or after July 17, 2013 and is not expected to have an impact on the Company's statements of operations and financial condition.

ASC Topic 710 “Income Taxes.” New authoritative accounting guidance under ASC Topic 710, “Income Taxes” amended prior guidance to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new authoritative guidance will be for reporting periods after January 1, 2014 and is not expected to have an impact on the Company's statements of operations and financial condition.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Distributed earnings allocated to common stock	$5,509	$548	$11,016	$1,096
Undistributed earnings	19,784	21,595	39,183	42,133
Net income	25,293	22,143	50,199	43,229
Less: preferred stock dividends and discount accretion	—	—	—	3,269
Net income available to common stockholders	25,293	22,143	50,199	39,960
Less: earnings allocated to participating securities	—	1	1	2
Earnings allocated to common stockholders	$25,293	$22,142	$50,198	$39,958
Weighted average shares outstanding for basic earnings per common share	54,436,043	54,174,717	54,423,992	54,165,286
Dilutive effect of equity awards	432,032	273,992	378,435	266,205
Weighted average shares outstanding for diluted earnings per common share	54,868,075	54,448,709	54,802,427	54,431,491
Basic earnings per common share	$0.46	$0.41	$0.92	$0.74
Diluted earnings per common share	0.46	0.41	0.92	0.73

Note 4.	Business Combinations

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

Estimated fair values of the assets acquired and liabilities assumed in the Celtic transaction, as of the closing date of the transaction were as follows (in thousands):

Assets Acquired and Liabilities Assumed
(Dollar Amounts in Thousands)

Celtic
December 28,
2012
ASSETS
Cash and cash equivalents	$31,647
Investment securities available for sale	635
Loans and leases	32,933
Premises and equipment	81
Goodwill	36,300
Other intangibles	5,028
Other assets	27,323
Total assets	$133,947
LIABILITIES
Accrued expenses and other liabilities	$75,290
Total liabilities	$75,290
Cash paid on acquisition	$58,657
Net gain recorded on acquisition	$—

Note 5.	Investment Securities

Carrying amounts and fair values of investment securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
Available for Sale
U.S. Government sponsored agencies and enterprises	$32,050	$1,885	$—	$33,935
States and political subdivisions	669,791	23,807	(8,888)	684,710
Residential mortgage-backed securities	639,681	10,575	(2,398)	647,858
Commercial mortgage-backed securities	51,000	2,343	—	53,343
Corporate bonds	219,362	153	(4,259)	215,256
Equity securities	10,560	14	(4)	10,570
	1,622,444	38,777	(15,549)	1,645,672
Held to Maturity
States and political subdivisions	282,655	5,367	(2,118)	285,904
Residential mortgage-backed securities	253,779	14,896	—	268,675
	536,434	20,263	(2,118)	554,579
Total	$2,158,878	$59,040	$(17,667)	$2,200,251
December 31, 2012
Available for Sale
U.S. Government sponsored agencies and enterprises	$38,605	$2,710	$—	$41,315
States and political subdivisions	679,991	45,571	(543)	725,019
Residential mortgage-backed securities	930,413	14,038	(5,249)	939,202
Commercial mortgage-backed securities	51,100	3,026	—	54,126
Corporate bonds	97,014	213	(553)	96,674
Equity securities	11,398	447	(10)	11,835
	$1,808,521	$66,005	$(6,355)	$1,868,171
Held to Maturity
States and political subdivisions	237,563	21,039	—	258,602
Residential mortgage-backed securities	255,858	21,221	—	277,079
	493,421	42,260	—	535,681
Total	$2,301,942	$108,265	$(6,355)	$2,403,852

We do not have any meaningful direct or indirect holdings of subprime residential mortgage loans, home equity lines of credit, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.

The Company has no direct exposure to the State of Illinois, but approximately 27% of the state and political subdivisions portfolio consists of securities issued by municipalities located in Illinois as of June 30, 2013. Approximately 89% of such securities were general obligation issues as of June 30, 2013.

Unrealized losses on investment securities and the fair value of the related securities at June 30, 2013 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$211,864	$(8,888)	$—	$—	$211,864	$(8,888)
Residential mortgage-backed securities	175,399	(2,385)	8,885	(13)	184,284	(2,398)
Corporate bonds	181,399	(4,259)	—	—	181,399	(4,259)
Equity securities	379	(4)	—	—	379	(4)
	569,041	(15,536)	8,885	(13)	577,926	(15,549)
Held to maturity
States and political subdivisions	51,797	(2,118)	—	—	51,797	(2,118)
	51,797	(2,118)	—	—	51,797	(2,118)
Totals	$620,838	$(17,654)	$8,885	$(13)	$629,723	$(17,667)

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2012 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$57,540	$(543)	$—	$—	$57,540	$(543)
Residential mortgage-backed securities	270,539	(5,083)	16,434	(166)	286,973	(5,249)
Corporate bonds	58,241	(553)	—	—	58,241	(553)
Equity securities	30	(10)	—	—	30	(10)
Totals	$386,350	$(6,189)	$16,434	$(166)	$402,784	$(6,355)

The total number of security positions in the investment portfolio in an unrealized loss position at June 30, 2013 was 346 compared to 117 at December 31, 2012. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether or not the Company is more likely than not to sell the security before recovery of its cost basis.

As of June 30, 2013, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2013, management believes the impairments detailed in the table above are temporary.

Changes in market interest rates can significantly influence the fair value of securities, as we have a large longer term municipal security portfolio that would decline substantially in value if interest rates increase materially.

Net gains (losses) recognized on investment securities available for sale were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Realized gains	$14	$190	$14	$190
Realized losses	$—	$—	$(1)	$(3)
Impairment charges	—	(224)	—	(224)
Net gains (losses)	$14	$(34)	$13	$(37)

The amortized cost and fair value of investment securities as of June 30, 2013 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$29,181	$29,685
Due after one year through five years	461,592	475,066
Due after five years through ten years	123,899	126,020
Due after ten years	306,531	303,130
Equity securities	10,560	10,570
Residential and commercial mortgage-backed securities	690,681	701,201
	1,622,444	1,645,672
Held to maturity:
Due in one year or less	1,203	1,215
Due after one year through five years	3,897	3,872
Due after five years through ten years	25,484	25,476
Due after ten years	252,071	255,341
Residential mortgage-backed securities	253,779	268,675
	536,434	554,579
Total	$2,158,878	$2,200,251

Investment securities available for sale with carrying amounts of $998.6 million and $989.6 million at June 30, 2013 and December 31, 2012, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6.	Loans

Loans consist of the following at (in thousands):

	June 30, 2013	December 31, 2012
Commercial loans	$1,198,862	$1,220,472
Commercial loans collateralized by assignment of lease payments	1,422,901	1,303,020
Commercial real estate	1,710,964	1,761,832
Residential real estate	305,710	314,359
Construction real estate	121,420	110,261
Indirect vehicle	242,964	208,633
Home equity	281,334	305,186
Other consumer loans	75,476	93,317
Gross loans, excluding covered loans	5,359,631	5,317,080
Covered loans	308,556	449,850
Total loans(1)	$5,668,187	$5,766,930
 (1)          Gross loan balances at June 30, 2013 and December 31, 2012 are net of unearned income, including net deferred loan fees of $1.3 million and $1.1 million, respectively.

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

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2013 and December 31, 2012 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans past due 90 days or more	Total Past Due	Total
June 30, 2013
Commercial	$1,190,831	$1,893	$5,185	$953	$8,031	$1,198,862
Commercial collateralized by assignment of lease payments	1,405,186	6,835	9,887	993	17,715	1,422,901
Commercial real estate
Healthcare	194,529	—	—	3,164	3,164	197,693
Industrial	391,283	4,825	3,793	2,589	11,207	402,490
Multifamily	318,582	3,413	305	2,802	6,520	325,102
Retail	348,487	956	577	8,707	10,240	358,727
Office	163,852	4,921	1,362	4,977	11,260	175,112
Other	239,779	4,241	1,220	6,600	12,061	251,840
Residential real estate	293,567	1,022	1,415	9,706	12,143	305,710
Construction real estate	115,243	3,837	—	2,340	6,177	121,420
Indirect vehicle	240,866	1,672	287	139	2,098	242,964
Home equity	269,882	3,233	1,609	6,610	11,452	281,334
Other consumer	75,410	56	3	7	66	75,476
Gross loans, excluding covered loans	5,247,497	36,904	25,643	49,587	112,134	5,359,631
Covered loans	188,281	5,035	22,667	92,573	120,275	308,556
Total loans (1)	$5,435,778	$41,939	$48,310	$142,160	$232,409	$5,668,187
Nonperforming loan aging	$65,835	$609	$6,474	$42,330	$49,413	$115,248
Non-covered loans related to FDIC transactions (2)	$14,351	$437	$—	$7,257	$7,694	$22,045
December 31, 2012
Commercial	$1,215,957	$639	$754	$3,122	$4,515	$1,220,472
Commercial collateralized by assignment of lease payments	1,288,341	11,252	2,847	580	14,679	1,303,020
Commercial real estate
Healthcare	192,039	—	—	3,238	3,238	195,277
Industrial	402,813	548	424	7,700	8,672	411,485
Multifamily	353,966	1,282	—	3,103	4,385	358,351
Retail	375,900	6,933	518	9,331	16,782	392,682
Office	186,665	742	280	1,125	2,147	188,812
Other	210,456	851	1,837	2,081	4,769	215,225
Residential real estate	306,927	382	1,248	5,802	7,432	314,359
Construction real estate	106,158	1,139	97	2,867	4,103	110,261
Indirect vehicle	206,126	1,588	498	421	2,507	208,633
Home equity	291,737	3,557	1,888	8,004	13,449	305,186
Other consumer	93,266	47	—	4	51	93,317
Gross loans, excluding covered loans	5,230,351	28,960	10,391	47,378	86,729	5,317,080
Covered loans	301,260	5,831	7,478	135,281	148,590	449,850
Total loans (1)	$5,531,611	$34,791	$17,869	$182,659	$235,319	$5,766,930
Nonperforming loan aging	$69,836	$3,171	$3,718	$40,261	$47,150	$116,986
Non-covered loans related to FDIC transactions (2)	$12,752	$312	$1,542	$7,115	$8,969	$21,721

(1)          Includes loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.
(2)          Loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013		December 31, 2012
		Loans past due		Loans past due
	Nonaccrual	90 days or more and still accruing	Nonaccrual	90 days or more and still accruing
Commercial	$23,122	$9	$23,886	$229
Commercial collateralized by assignment of lease payments	2,819	18	1,180	222
Commercial real estate:
Healthcare	3,164	—	3,238	—
Industrial	10,857	602	19,179	147
Multifamily	5,886	—	7,225	—
Office	10,078	—	3,263	—
Retail	6,605	37	17,019	—
Other	24,166	940	9,437	—
Residential real estate	11,783	716	10,943	—
Construction real estate	519	—	1,028	—
Indirect vehicles	1,334	—	1,494	—
Home equity	12,582	—	17,486	1,000
Other consumer	11	—	9	1
Total	$112,926	$2,322	$115,387	$1,599

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

Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics. The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of June 30, 2013 and December 31, 2012 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2013
Commercial	$1,110,754	$19,560	$68,548	$—	$1,198,862
Commercial collateralized by assignment of lease payments	1,414,314	1,434	7,153	—	1,422,901
Commercial real estate
Healthcare	170,879	21,482	2,168	3,164	197,693
Industrial	355,711	15,539	31,240	—	402,490
Multifamily	307,766	1,170	16,166	—	325,102
Retail	328,177	11,835	18,715	—	358,727
Office	141,762	3,723	29,627	—	175,112
Other	210,827	5,020	35,993	—	251,840
Construction real estate	108,557	6,072	6,791	—	121,420
Total	$4,148,747	$85,835	$216,401	$3,164	$4,454,147
December 31, 2012
Commercial	$1,136,294	$33,068	$50,895	$215	$1,220,472
Commercial collateralized by assignment of lease payments	1,292,241	3,322	7,457	—	1,303,020
Commercial real estate
Healthcare	170,265	21,774	—	3,238	195,277
Industrial	355,218	15,243	41,024	—	411,485
Multifamily	318,991	25,297	14,063	—	358,351
Retail	340,919	25,096	26,667	—	392,682
Office	159,056	7,120	22,636	—	188,812
Other	193,824	2,553	18,848	—	215,225
Construction real estate	97,724	552	11,985	—	110,261
Total	$4,064,532	$134,025	$193,575	$3,453	$4,395,585

Approximately $87.8 million and $85.5 million of the substandard and doubtful loans were non-performing as of June 30, 2013 and December 31, 2012, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2013 and December 31, 2012 (in thousands):

	Performing	Non-performing	Total
June 30, 2013
Residential real estate	$293,211	$12,499	$305,710
Indirect vehicles	241,630	1,334	242,964
Home equity	268,752	12,582	281,334
Other consumer	75,465	11	75,476
Total	$879,058	$26,426	$905,484
December 31, 2012
Residential real estate	$303,416	$10,943	$314,359
Indirect vehicles	207,139	1,494	208,633
Home equity	286,700	18,486	305,186
Other consumer	93,307	10	93,317
Total	$890,562	$30,933	$921,495

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
					Three Months Ended		Six Months Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$5,817	$5,736	$81	$—	$5,808	$—	$7,819	$—
Commercial collateralized by assignment of lease payments	681	681	—	—	96	—	48	—
Commercial real estate:
Healthcare	—	—	—	—	—	—	5,441	—
Industrial	7,847	7,225	622	—	8,196	—	10,034	—
Multifamily	758	758	—	—	767	—	777	—
Retail	2,553	2,093	460	—	2,657	—	3,067	—
Office	689	689	—	—	762	—	1,128	—
Other	17,303	17,301	2	—	8,289	—	5,513	—
Residential real estate	2,698	2,312	386	—	2,666	—	2,201	—
Construction real estate	—	—	—	—	—	—	—	—
Indirect vehicles	—	—	—	—	—	—	—	—
Home equity	577	577	—	—	577	—	1,022	—
Other consumer	—	—	—	—	—	—	—	—
With an allowance recorded:
Commercial	17,555	17,387	168	6,544	14,901	—	14,411	—
Commercial collateralized by assignment of lease payments	2,354	2,354	—	420	1,612	41	1,188	49
Commercial real estate:
Healthcare	10,869	3,164	7,705	500	10,917	—	5,489	—
Industrial	3,633	3,633	—	1,834	3,689	—	3,882	—
Multifamily	6,924	6,539	385	2,041	6,784	55	6,761	109
Retail	15,026	13,140	1,886	1,760	12,176	—	13,468	—
Office	6,193	5,916	277	2,014	6,403	—	4,724	—
Other	6,948	6,864	84	1,302	6,952	4	6,689	8
Residential real estate	13,078	12,329	749	2,958	12,718	—	13,204	—
Construction real estate	4,016	1,650	2,366	251	1,779	—	2,041	—
Indirect vehicles	12	11	1	—	14	—	7	—
Home equity	24,308	23,531	777	685	24,763	—	24,739	—
Other consumer	—	—	—	—	—	—	—	—
Total	$149,839	$133,890	$15,949	$20,309	$132,526	$100	$133,653	$166

	December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$10,993	$9,505	$1,488	$—	$14,089	$105
Commercial collateralized by assignment of lease payments	390	390	—	—	278	9
Commercial real estate:
Healthcare	10,943	3,238	7,705	—	2,751	—
Industrial	16,891	14,940	1,951	—	16,374	29
Multifamily	800	800	—	—	1,340	14
Retail	5,372	4,917	455	—	9,241	—
Office	1,568	1,568	—	—	1,151	—
Other	4,860	4,860	—	—	6,005	—
Residential real estate	3,097	2,711	386	—	6,476	—
Construction real estate	—	—	—	—	577	—
Indirect vehicles	—	—	—	—	—	—
Home equity	2,558	2,558	—	—	8,976	—
Other consumer	—	—	—	—	182	—
With an allowance recorded:
Commercial	14,484	14,381	103	3,620	8,455	—
Commercial collateralized by assignment of lease payments	885	885	—	188	1,130	73
Commercial real estate:
Healthcare	—	—	—	—	3,901	—
Industrial	5,525	4,238	1,287	1,255	2,443	—
Multifamily	8,233	7,249	984	2,284	5,847	130
Retail	23,144	17,257	5,887	3,604	10,058	—
Office	1,706	1,695	11	522	1,904	—
Other	4,661	4,577	84	1,263	6,082	16
Residential real estate	10,565	10,565	—	2,858	3,417	—
Construction real estate	4,552	2,167	2,385	497	3,775	—
Indirect vehicles	—	—	—	—	—	—
Home equity	13,765	13,763	2	850	4,800	—
Other consumer	—	—	—	—	—	—
Total	$144,992	$122,264	$22,728	$16,941	$119,252	$376

Impaired loans included accruing restructured loans of $28.3 million and $21.3 million that have been modified and are performing in accordance with those modified terms as of June 30, 2013 and December 31, 2012, respectively.  In addition, impaired loans included $20.9 million and $28.4 million of non-performing, restructured loans as of June 30, 2013 and December 31, 2012, respectively.

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

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year of the restructuring that the historical payment performance has been established. As of June 30, 2013, there were no A/B structures. As of December 31, 2012 there was approximately $3.1 million in recorded investment in relation to one A/B structure.

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

The following table presents loans that have been restructured during the three months ended June 30, 2013 (dollars in thousands):

	June 30, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial real estate:
Multifamily	1	$601	$601	$—
Residential real estate	1	281	281	—
Home equity	1	156	156	—
Total	3	$1,038	$1,038	$—
Non-Performing:
Commercial	1	$1,209	$1,209	$660
Commercial real estate:
Industrial	4	2,570	2,570	1,425
Residential real estate	1	424	424	—
Indirect vehicle	3	14	14	—
Home equity	4	831	831	—
Total	13	$5,048	$5,048	$2,085

The following table presents loans that have been restructured during the six months ended June 30, 2013 (dollars in thousands):

	June 30, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial real estate:
Multifamily	1	$601	$601	$—
Residential real estate	4	$760	$760	$—
Home equity	6	704	704	—
Total	11	$2,065	$2,065	$—
Non-Performing:
Commercial	2	$1,251	$1,251	$673
Commercial real estate:
Industrial	4	2,570	2,570	1,425
Multifamily	1	187	187	50
Retail	2	657	657	179
Other	1	84	84	23
Residential real estate	5	755	755	—
Indirect vehicle	3	14	14	—
Home equity	20	2,936	2,936	—
Total	38	$8,454	$8,454	$2,350

The following table presents loans that have been restructured during the three months ended June 30, 2012 (dollars in thousands):

	June 30, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Residential real estate	2	$808	$808	$—
Home equity	9	1,211	1,211	—
Total	11	$2,019	$2,019	$—
Non-Performing:
Commercial	2	$107	$107	$35
Commercial real estate:
Retail	1	122	122	32
Other	1	157	157	50
Residential real estate	6	464	333	131
Home equity	24	4,027	3,746	281
Total	34	$4,877	$4,465	$529

The following table presents loans that have been restructured during the six months ended June 30, 2012 (dollars in thousands):

	June 30, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial real estate:
Multifamily	1	$155	$155	$—
Retail	1	236	236	—
Residential real estate	2	$808	$808	$—
Home equity	31	5,608	5,608	—
Total	35	$6,807	$6,807	$—
Non-Performing:
Commercial	4	$292	$292	$96
Commercial real estate:
Multifamily	1	149	149	40
Retail	3	721	721	32
Other	1	157	157	50
Residential real estate	6	464	333	131
Home equity	29	4,977	4,667	310
Total	44	$6,760	$6,319	$659

Of the troubled debt restructurings entered into during the past twelve months, none subsequently defaulted during the six months ended June 30, 2013.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post restructuring or are placed on non-accrual status.

The following tables present the troubled debt restructurings activity during the six months ended June 30, 2013 (dollars in thousands):

	Performing	Non-performing
Beginning balance	$21,256	$28,418
Additions	2,065	8,454
Charge-offs	—	(2,973)
Principal payments, net	(571)	(6,942)
Removals	—	(305)
Transfer to other real estate owned	—	(206)
Transfer from/to performing	6,228	708
Transfer from/to nonperforming	(708)	(6,228)
Ending balance	$28,270	$20,926

Approximately $6.2 million of non-performing troubled debt restructurings were transferred to performing status. A majority of these loans were identified as non-performing troubled debt restructurings during the first half of 2012 and have performed in accordance with the modified terms. The loans continue to be reported as performing troubled debt restructurings. The loans transferred to nonperforming in the table above were restructured in 2010 and 2011.

Loans removed from trouble debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured and the post-modification recorded investment during the six months ended June 30, 2013 (dollars in thousands):

	June 30, 2013

	Extended
	Maturity,		Extended	Extended		Delay in
	Amortization	Extended	Maturity and	Maturity and		Payments or
	and Reduction	Maturity and	Reduction of	Delay in	Extended	Reduction of
	of Interest Rate	Amortization	Interest Rate	Payments	Maturity	Interest Rate	Total
Commercial	$42	$—	$1,209	$—	$—	$—	$1,251
Commercial real estate:
Industrial	—	—	—	—	2,570	—	2,570
Multifamily	187	—	—	—	601	—	788
Retail	256	—	401	—	—	—	657
Other	84	—	—	—	—	—	84
Residential real estate	897	—	—	—	—	618	1,515
Indirect vehicle	—	—	—	—	—	14	14
Home equity	1,282	—	661	—	227	1,470	3,640
Total	$2,748	$—	$2,271	$—	$3,398	$2,102	$10,519

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013 and 2012 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicles	Home equity	Other Consumer	Unfunded Commitments	Total
June 30, 2013
Allowance for credit losses:
Three Months Ended
Beginning balance	$24,154	$8,099	$63,147	$6,648	$9,170	$1,399	$7,902	$1,283	$2,931	$124,733
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	500	—	—	—	(500)	—
Charge-offs	433	—	1,978	399	747	629	1,323	451	—	5,960
Recoveries	777	987	3,647	199	131	324	100	59	—	6,224
Provision	2,779	(557)	(4,802)	1,673	(359)	443	1,527	415	(619)	500
Ending balance	$27,277	$8,529	$60,014	$8,121	$8,695	$1,537	$8,206	$1,306	$1,812	$125,497

Six Months Ended
Beginning balance	$24,943	$7,755	$61,056	$6,941	$11,222	$1,324	$9,401	$1,562	$4,075	$128,279
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	500	—	—	—	(500)	—
Charge-offs	1,344	—	3,895	1,361	829	1,358	2,110	1,016	—	11,913
Recoveries	1,229	1,131	4,387	413	407	739	214	111	—	8,631
Provision	2,449	(357)	(1,534)	2,128	(2,605)	832	701	649	(1,763)	500
Ending balance	$27,277	$8,529	$60,014	$8,121	$8,695	$1,537	$8,206	$1,306	$1,812	$125,497
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,544	$420	$9,451	$2,958	$251	$—	$685	$—	$875	$21,184
Collectively evaluated for impairment	19,989	8,109	47,652	5,163	8,444	1,537	7,521	1,306	937	100,658
Acquired and accounted for under ASC 310-30 (1)	744	—	2,911	—	—	—	—	—	—	3,655
Total ending allowance balance	$27,277	$8,529	$60,014	$8,121	$8,695	$1,537	$8,206	$1,306	$1,812	$125,497
Loans:
Individually evaluated for impairment	$23,123	$3,035	$67,322	$14,641	$1,650	$11	$24,108	$—	$—	$133,890
Collectively evaluated for impairment	1,157,459	1,419,866	1,643,642	287,304	119,770	242,953	257,226	75,476	—	5,203,696
Acquired and accounted for under ASC 310-30 (1)	46,738	—	177,966	6,297	67,911	—	149	31,540	—	330,601
Total ending loans balance	$1,227,320	$1,422,901	$1,888,930	$308,242	$189,331	$242,964	$281,483	$107,016	$—	$5,668,187

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicles	Home equity	Other Consumer	Unfunded Commitments	Total
June 30, 2012
Allowance for credit losses:
Three Months Ended
Beginning balance	$19,159	$7,490	$74,602	$3,015	$11,155	$1,826	$7,026	$1,158	$7,824	$133,255
Charge-offs	1,451	1,720	2,415	1,108	444	488	876	274	—	8,776
Recoveries	386	93	3,062	188	141	300	99	92	—	4,361
Provision	2,695	1,627	(6,536)	1,497	(266)	303	1,368	52	(740)	—
Ending balance	$20,789	$7,490	$68,713	$3,592	$10,586	$1,941	$7,617	$1,028	$7,084	$128,840

Six Months Ended
Beginning balance	$21,106	$7,561	$68,695	$3,935	$15,639	$1,834	$7,333	$695	$9,177	$135,975
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	1,132	—	—	—	(1,132)	—
Charge-offs	1,990	1,720	5,418	1,402	3,880	1,203	1,948	532	—	18,093
Recoveries	2,424	349	3,224	222	706	611	119	203	—	7,858
Provision	(751)	1,300	2,212	837	(3,011)	699	2,113	662	(961)	3,100
Ending balance	$20,789	$7,490	$68,713	$3,592	$10,586	$1,941	$7,617	$1,028	$7,084	$128,840
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,640	$200	$9,399	$—	$875	$—	$560	$—	$3,230	$16,904
Collectively evaluated for impairment	17,863	7,290	57,830	3,052	9,711	1,941	7,057	1,028	3,854	109,626
Acquired and accounted for under ASC 310-30 (1)	286	—	1,484	540	—	—	—	—	—	2,310
Total ending allowance balance	$20,789	$7,490	$68,713	$3,592	$10,586	$1,941	$7,617	$1,028	$7,084	$128,840

Loans:
Individually evaluated for impairment	$21,278	$1,113	$63,395	$7,491	$2,622	$—	$9,262	$243	$—	$105,404
Collectively evaluated for impairment	1,037,737	1,220,086	1,731,382	301,472	148,043	198,848	313,972	88,872	—	5,040,412
Acquired and accounted for under ASC 310-30 (1)	86,524	—	290,337	7,613	151,907	—	617	40,435	—	577,433
Total ending loans balance	$1,145,539	$1,221,199	$2,085,114	$316,576	$302,572	$198,848	$323,851	$129,550	$—	$5,723,249

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

During the three and six months ended June 30, 2013 there was a negative provision for credit losses of $1.4 million and $1.0 million, respectively, and net recoveries of $962 thousand and $153 thousand, respectively, in relation to 15 pools of purchased loans with a total carrying amount of $247.3 million as of June 30, 2013. There was $3.7 million in allowance for loan losses related to these purchased loans at June 30, 2013 and $4.5 million at December 31, 2012.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired in FDIC-assisted transactions and accounted for under ASC 310-30 were as follows for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$4,320	$13,330	$5,685	$18,703
Accretion	(1,422)	(4,033)	(2,879)	(9,406)
Other	3,462	114	3,554	114
Balance at end of period	$6,360	$9,411	$6,360	$9,411

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

The carrying amount of covered loans and other purchased non-covered loans at June 30, 2013 consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table (in thousands):

June 30, 2013	Purchased Credit-Impaired Loans	Purchased Non- Credit-Impaired Loans	Total
Covered loans:
Commercial related (1)	$16,838	$5,868	$22,706
Commercial	1,914	3,837	5,751
Commercial real estate	69,034	108,933	177,967
Construction real estate	57,854	10,057	67,911
Other	3,284	30,937	34,221
Total covered loans	$148,924	$159,632	$308,556
Estimated receivable amount from the FDIC under the loss-share agreement (2)	$8,534	$6,592	$15,126
Non covered loans:
Commercial related (3)	$4,115	$14,165	$18,280
Other	89	3,676	3,765
Total non-covered loans	$4,204	$17,841	$22,045

(1)	Covered commercial related loans include commercial, commercial real estate and construction real estate loans acquired in connection with the Heritage and Benchmark FDIC-assisted transactions.

(2)	Estimated reimbursable amounts from the FDIC under the loss-share agreement exclude $1.2 million in reimbursable amounts related to covered other real estate owned.

(3)	Non covered commercial related loans include commercial, commercial real estate and construction real estate for InBank.

Outstanding balances on purchased loans from the FDIC were $351.2 million and $515.7 million as of June 30, 2013 and December 31, 2012, respectively.  The related carrying amount on loans purchased from the FDIC was $330.6 million and $471.6 million as of June 30, 2013 and December 31, 2012, respectively.

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

The Company's annual assessment date is as of December 31. No impairment losses were recognized during the three or six months ended June 30, 2013 or 2012. Goodwill is tested for impairment at the reporting unit level. All of our goodwill is allocated to MB Financial, Inc., which is the Company's only applicable reporting unit for purposes of testing goodwill impairment.  The carrying amount of goodwill was $423.4 million at June 30, 2013 and December 31, 2012.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately four years, as of June 30, 2013.

The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of June 30, 2013 (in thousands):

Six Months Ended
June 30,
2013
Balance at beginning of period	$29,512
Amortization expense	(3,082)
Balance at end of period	$26,430

Gross carrying amount	$61,429
Accumulated amortization	(34,999)
Net book value	$26,430

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2013	$3,002
2014	4,748
2015	4,030
2016	3,418
2017	3,071
Thereafter	8,161
$26,430

Note 8.	Deposits

The composition of deposits was as follows (in thousands):

	June 30,	December 31,
	2013	2012
Demand deposit accounts, noninterest bearing	$2,230,384	$2,164,547
NOW and money market accounts	2,718,989	2,747,273
Savings accounts	845,742	811,333
Certificates of deposit, $100,000 or more	941,819	1,020,033
Other certificates of deposit	708,462	799,511
Total	$7,445,396	$7,542,697

Certificates of deposit of $100,000 or more included $292.5 million and $294.2 million of brokered deposits at June 30, 2013 and December 31, 2012, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $100,000 or more.

Note 9.	Short-Term Borrowings

Short-term borrowings were as follows as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Customer repurchase agreements	0.22%	$230,297	0.23%	$208,242
Federal Home Loan Bank advances	3.98%	250	3.58%	12,360
	0.22%	$230,547	0.42%	$220,602

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

The Company had a Federal Home Loan Bank fixed rate advance with a maturity date less than one year of $250 thousand at June 30, 2013 and $12.4 million in fixed rate advances at December 31, 2012.  At June 30, 2013, the interest rate on this advance was 3.98% and matures in July 2013.

On March 9, 2012, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one month LIBOR + 2.00%. As of June 30, 2013, no amount was outstanding. The line originally matured on March 8, 2013, was renewed and is scheduled to mature on March 7, 2014.

Note 10.	Long-term Borrowings

The Company had Federal Home Loan Bank advances with original contractual maturities greater than one year of $4.4 million at June 30, 2013 and December 31, 2012. As of June 30, 2013, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87% and maturities ranging from April 2021 to April 2035.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  The Company may also pledge certain investment securities as collateral for advances based on market value.  As of June 30, 2013 and December 31, 2012, the Company had $7.7 million and $28.4 million, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances.  Additionally, as of June 30, 2013 and December 31, 2012, the Company had $29.3 million and $32.1 million, respectively, of investment securities pledged as collateral for advances from the Federal Home Loan Bank.

The Company had notes payable to banks totaling $18.0 million and $21.1 million at June 30, 2013 and December 31, 2012, respectively, which as of June 30, 2013, were accruing interest at rates ranging from 2.50% to 12.00%.  Lease investments includes equipment with an amortized cost of $26.0 million and $29.7 million at June 30, 2013 and December 31, 2012, respectively, that is pledged as collateral on these notes.

The Company had a $40.0 million 10-year structured repurchase agreement as of June 30, 2013, which bears interest at a fixed rate borrowing of 4.75% and expires in 2016.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2013 (in thousands):

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

At June 30, 2013 and December 31, 2012, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	June 30, 2013	December 31, 2012
Commitments to extend credit:
Home equity lines	$227,894	$239,771
Other commitments	1,100,409	911,166
Letters of credit:
Standby	70,058	66,247
Commercial	1,326	465

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of June 30, 2013, the maximum remaining term for any standby letters of credit was December 31, 2020.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At June 30, 2013, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $4.7 million to $71.4 million from $66.7 million at December 31, 2012.  Of the $71.4 million in commitments outstanding at June 30, 2013, approximately $36.3 million of the letters of credit have been issued or renewed since December 31, 2012.

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

As of June 30, 2013, the Company had approximately $1.4 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of June 30, 2013, approximately 27% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of June 30, 2013. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

Standby letters of credit are granted primarily to commercial borrowers. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located through the United States.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$33,935	$—	$33,935	$—
States and political subdivisions	684,710	—	684,710	—
Residential mortgage-backed securities	647,858	—	647,090	768
Commercial mortgage-backed securities	53,343	—	53,343	—
Corporate bonds	215,256	—	210,074	5,182
Equity securities	10,570	10,570	—	—
Loans held for sale	2,528	—	2,528	—
Assets held in trust for deferred compensation	9,634	9,634	—	—
Derivative financial instruments	19,661	—	19,661	—
Financial liabilities
Other liabilities (1)	9,367	9,367	—	—
Derivative financial instruments	19,589	—	19,589	—
December 31, 2012
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$41,315	$—	$41,315	$—
States and political subdivisions	725,019	—	725,019	—
Residential mortgage-backed securities	939,202	—	938,354	848
Commercial mortgage-backed securities	54,126	—	54,126	—
Corporate bonds	96,674	—	91,451	5,223
Equity securities	11,835	11,835	—	—
Loans held for sale	7,492	—	7,492	—
Assets held in trust for deferred compensation	7,746	7,746	—	—
Derivative financial instruments	29,096	—	29,096	—
Financial liabilities
Other liabilities (1)	7,746	7,746	—	—
Derivative financial instruments	29,055	—	29,055	—

(1) Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	June 30, 2013	Technique	Input	Range

Residential mortgage-backed securities	$768	Discounted cash flows	Constant pre-payment rates
			(CPR) assumption	1% - 3% CPR
Corporate bonds	5,182	Discounted cash flows	Credit assumption	20% Loss

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2013. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended June 30,
(in thousands)	2013	2012
Balance, beginning of period	$6,071	$6,992
Other comprehensive income	(41)	37
Principal payments	(80)	(336)
Impairment charge	—	(117)
Balance, ending of period	$5,950	$6,576

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Financial assets:
Impaired loans	$77,802	$—	$—	$77,802
Non-financial assets:
Foreclosed assets	52,756	—	—	52,756
December 31, 2012
Financial assets:
Impaired loans	$62,258	$—	$—	$62,258
Non-financial assets:
Foreclosed assets	60,228	—	—	60,228
Long-lived assets	2,314	—	—	2,314

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	June 30, 2013	Technique	Input	Range

Impaired loans	$77,802	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	52,756	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

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

The estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$152,302	$152,302	$152,302	$—	$—
Interest bearing deposits with banks	280,618	280,618	280,618	—	—
Investment securities available for sale	1,645,672	1,645,672	10,570	1,629,152	5,950
Investment securities held to maturity	536,434	554,579	—	554,579	—
Non-marketable securities - FHLB and FRB stock	50,870	50,870	—	—	50,870
Loans held for sale	2,528	2,528	—	2,528	—
Loans, net	5,544,502	5,548,892	—	—	5,548,892
Accrued interest receivable	35,500	35,500	35,500	—	—
Derivative financial instruments	19,661	19,661	—	19,661	—
Financial Liabilities:
Non-interest bearing deposits	$2,230,384	$2,230,384	$2,230,384	$—	$—
Interest bearing deposits	5,215,012	5,224,332	—	—	5,224,332
Short-term borrowings	230,547	230,539	—	—	230,539
Long-term borrowings	62,786	68,099	—	—	68,099
Junior subordinated notes issued to capital trusts	152,065	105,921	—	—	105,921
Accrued interest payable	2,385	2,385	2,385	—	—
Derivative financial instruments	19,589	19,589	—	19,589	—

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$176,010	$176,010	$176,010	$—	$—
Interest bearing deposits with banks	111,533	111,533	111,533	—	—
Investment securities available for sale	1,868,171	1,868,171	11,835	1,850,265	6,071
Investment securities held to maturity	493,421	535,681	—	535,681	—
Non-marketable securities - FHLB and FRB stock	55,385	55,385	—	—	55,385
Loans held for sale	7,492	7,492	—	7,492	—
Loans, net	5,642,726	5,659,598	—	—	5,659,598
Accrued interest receivable	36,040	36,040	36,040	—	—
Derivative financial instruments	29,096	29,096	—	29,096	—
Financial Liabilities:
Non-interest bearing deposits	$2,164,547	$2,164,547	$2,164,547	$—	$—
Interest bearing deposits	5,378,150	5,399,709	—	—	5,399,709
Short-term borrowings	220,602	220,683	—	—	220,683
Long-term borrowings	116,050	117,809	—	—	117,809
Junior subordinated notes issued to capital trusts	152,065	104,009	—	—	104,009
Accrued interest payable	2,828	2,828	2,828	—	—
Derivative financial instruments	29,055	29,055	—	29,055	—

Note 14.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total cost of share-based payment plans during the period	$1,212	$1,236	$2,472	$2,501
Amount of related income tax benefit recognized in income	482	495	983	$1,001

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In June 2011, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to add 2,300,000 authorized shares for a total of 8,300,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1basis.  As of June 30, 2013, there were 2,244,042 shares available for future grants.

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

The following table summarizes stock options outstanding for the six months ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2012	2,739,753	$27.34
Granted	19,761	25.51
Exercised	(59,970)	23.59
Expired or cancelled	(96,098)	30.26
Forfeited	(7,454)	19.07
Options outstanding as of June 30, 2013	2,595,992	$27.33	4.40	$7,734
Options exercisable as of June 30, 2013	1,940,132	$30.28	3.26	$2,347

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

 The following assumptions were used for options granted during the six months ended June 30, 2013:

June 30,
2013
Risk-free interest rate	0.96%
Expected volatility of Company’s stock	25.50%
Expected dividend yield	1.55%
Expected life of options	4.0 years
Weighted average fair value per option of options granted during the year	$4.59

The total intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was $127 thousand and $46 thousand, respectively.

The following is a summary of changes in restricted shares and units for the six months ended June 30, 2013:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Shares Outstanding at December 31, 2012	634,211	$18.82
Granted	33,023	23.54
Vested	(13,229)	19.90
Forfeited	(7,727)	20.05
Shares Outstanding at June 30, 2013	646,278	$19.03

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

The Company issued 92,717 shares and 66,193 shares of market-based restricted stock in 2011 and 2010, respectively.  The market component of the vesting terms for each award requires that, for ten consecutive trading days, the closing price of the Company’s stock be at least $27.00 for awards issued in 2011 and $25.80 for awards issued in 2010.  The market components for awards issued in 2011 and 2010 have not been satisfied as of June 30, 2013. A Monte Carlo simulation model was used to value the market-based restricted stock awards at the time of issuance.

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

As of June 30, 2013, there was $8.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At June 30, 2013, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.4 years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount receivable as of June 30, 2013 was approximately $41 thousand, and the net amount payable as of December 31, 2012 was approximately $30 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At June 30, 2013, the Company’s credit exposure relating to interest rate swaps was approximately $18.4 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $258 thousand at June 30, 2013.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

The Company’s derivative financial instruments are summarized below as of June 30, 2013 and December 31, 2012 (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$258	$(28)	$3,707	$(94)
Stand-alone derivative instruments (2)
Interest rate swap contracts	529,117	18,281	460,956	27,740	530,118	(18,350)	462,012	(27,832)
Interest rate options contracts	72,519	235	70,346	157	72,519	(235)	70,346	(157)
Foreign exchange contracts	20,289	1,016	20,033	1,062	16,823	(910)	19,337	(961)
Mortgage banking derivatives	7,950	129	11,400	137	6,028	(66)	4,000	(11)
Total non-hedging derivative instruments	629,875	19,661	562,735	29,096	625,488	(19,561)	555,695	(28,961)
Total	$629,875	$19,661	$562,735	$29,096	$625,746	$(19,589)	$559,402	$(29,055)

(1) Hedged fixed-rate commercial real estate loans
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in the other income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$11	$(268)	$10	$(330)
Stand-alone derivative instruments
Interest rate swap contracts	12	240	23	306
Interest rate options contracts	—	—	—	—
Foreign exchange contracts	—	28	5	30
Mortgage banking derivatives	(51)	43	(64)	70
Total non-hedging derivative instruments	(39)	311	(36)	406
Total	$(28)	$43	$(26)	$76

Methods and assumptions used by the Company in estimating the fair value of its interest rate swaps are discussed in Note 13 to consolidated financial statements.

Certain instruments and transactions subject to an agreement similar to a master netting arrangement are eligible for offset in the consolidated balance sheet. The instruments and transactions would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The Company’s derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. Under these agreements, there is generally a legally enforceable right to offset recognized amounts, and there may be an intention to settle such amounts on a net basis. The Company, however, does not generally offset such financial instruments for financial reporting purposes.

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2013 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$3,806	$—	$3,806	$14,807	$—	$14,807
Foreign currency forward contracts	133	—	133	803	—	803
Mortgage banking derivatives	103	—	103	1	—	1
Total derivatives	4,042	—	4,042	15,611	—	15,611
Repurchase agreements	—	—	—	230,297	—	230,297
Total	$4,042	$—	$4,042	$245,908	$—	$245,908

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$440	$(440)	$—	$—	$13,869	$(440)	$(13,429)	$—
Counterparty B	1,211	(25)	—	1,186	25	(25)	—	—
Counterparty C	1,734	(1,704)	—	30	1,704	(1,704)	—	—
Other counterparties	657	(1)	—	656	13	(1)	—	12
Total derivatives	4,042	(2,170)	—	1,872	15,611	(2,170)	(13,429)	12
Repurchase agreements	—	—	—	—	230,297	—	(230,297)	—
Total	$4,042	$(2,170)	$—	$1,872	$245,908	$(2,170)	$(243,726)	$12

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2012 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$192	$—	$192	$27,890	$—	$27,890
Foreign currency forward contracts	43	—	43	929	—	929
Mortgage banking derivatives	1	—	1	11	—	11
Total derivatives	236	—	236	28,830	—	28,830
Repurchase agreements	—	—	—	208,242	—	208,242
Total	$236	$—	$236	$237,072	$—	$237,072

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$68	$(68)	$—	$—	$25,497	$(68)	$(25,429)	$—
Counterparty B	84	(84)	—	—	633	(84)	(549)	—
Counterparty C	36	(36)	—	—	2,305	(36)	(2,269)	—
Other counterparties	48	(42)	—	6	395	(42)	(298)	55
Total derivatives	236	(230)	—	6	28,830	(230)	(28,545)	55
Repurchase agreements	—	—	—	—	208,242	—	(208,242)	—
Total	$236	$(230)	$—	$6	$237,072	$(230)	$(236,787)	$55

Note 16.	Common and Preferred Stock

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

Note 17.	Subsequent Events

On July 14, 2013, the Company and Taylor Capital Group, Inc. (“Taylor Capital”) entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby the Company will acquire Taylor Capital. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Taylor Capital will merge with and into the Company, with the Company as the surviving corporation in the Merger. Immediately following the Merger, Taylor Capital's wholly owned subsidiary bank, Cole Taylor Bank, will merge with the Company's wholly owned subsidiary bank, MB Financial Bank. Cole Taylor Bank is a commercial bank headquartered in Chicago with $5.9 billion in assets, $3.3 billion in loans and $3.7 billion in deposits as of June 30, 2013.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of Taylor Capital common stock and each share of Taylor Capital nonvoting preferred stock will be converted into the right to receive, promptly following the Effective Time, (1) 0.64318 of a share of the Company's common stock and (2) $4.08 in cash. All "in-the-money" Taylor Capital stock options and warrants outstanding immediately prior to the Effective Time will be canceled in exchange for a cash payment as provided in the Merger Agreement, as will all then-outstanding unvested restricted stock awards of Taylor Capital; however, the cash consideration paid for such restricted stock awards will remain subject to vesting or other lapse restrictions. Each share of Taylor Capital's Perpetual Non-Cumulative Preferred Stock, Series A, will be exchanged for a share of a series of preferred stock of the Company with substantially identical terms. The Merger Agreement provides that any shares of Taylor Capital's Fixed Rate Cumulative Perpetual Preferred Stock, Series B, that are not redeemed by Taylor Capital prior to the Merger will be exchanged for a series of preferred stock of the Company with substantially identical terms and repurchased or redeemed by the Company at or promptly after the Effective Time.

The merger is subject to regulatory approvals, approval by the Company's stockholders, approval by Taylor Capital stockholders and certain other customary closing conditions and is expected to close in the first half of 2014. In addition, it is a condition to the Company's obligation to complete the Merger that the shares of Taylor Capital common stock and Taylor Capital nonvoting preferred stock whose holders have perfected appraisal rights under Delaware law represent less than nine percent of the total number of outstanding shares of Taylor Capital common stock and Taylor Capital nonvoting preferred stock.

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

Our net income is also affected by non-interest income and non-interest expenses.  During the periods under report, non-interest income included revenue from our key fee initiatives: capital markets and international banking fees, commercial deposit and treasury management fees, net lease financing income, trust and asset management fees, and card fees. Non-interest income also included loan service fees, consumer and other deposit service fees, brokerage fees, net gain (loss) on investment securities, increase in cash surrender value of life insurance, net loss on sale of assets, accretion of the FDIC indemnification asset, net gain (loss) recognized on other real estate owned, net gains on sale of loans and other operating income.  During the periods under report, non-interest expenses included salaries and employee benefits, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, other real estate expenses (net of rental income) and other operating expenses.  Additionally, dividends on preferred shares reduced net income available to common stockholders for the six months ended June 30, 2012.

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

The Company had net income and net income available to common stockholders of $25.3 million for the three months ended June 30, 2013 compared to net income and net income available to common stockholders of $22.1 million for the three months ended June 30, 2012. Fully diluted earnings per common share were $0.46 for the three months ended June 30, 2013 compared to $0.41 per common share for the three months ended June 30, 2012.

The Company had net income and net income available to common stockholders of $50.2 million for the six months ended June 30, 2013 compared to net income of $43.2 million and net income available to common stockholders of $40.0 million for the six months ended June 30, 2012. Fully diluted earnings per common share were $0.92 for the six months ended June 30, 2013 compared to $0.73 per common share for the six months ended June 30, 2012.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At June 30, 2013, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $74.3 million.  See Note 1 and Note 6 of our December 31, 2012 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2012 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of June 30, 2013, the Company had $106 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of June 30, 2013, the Company had approximately $11 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

The Company’s annual assessment date for goodwill impairment testing is as of December 31.  No impairment losses were recognized during the three and six months ended June 30, 2013 and 2012.

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

Net Interest Income

The following tables present, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the related yields, as well as the interest expense on average interest bearing liabilities, and the related costs, expressed both in dollars and rates (dollars in thousands).  The tables below and the discussion that follows contain presentations of net interest income and net interest margin on a tax-equivalent basis, which is adjusted for the tax-favored status of income from certain loans and investments.  We believe this measure to be the preferred industry measurement of net interest income, as it provides a relevant comparison between taxable and non-taxable amounts.

Reconciliations of net interest income and net interest margin on a tax-equivalent basis to net interest income and net interest margin in accordance with accounting principles generally accepted in the United States of America are provided in the table.

	Three Months Ended June 30,
(dollars in thousands)	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$5,320,472	$57,356	4.32%	$5,446,689	$67,160	4.96%
Loans exempt from federal income taxes (4)	310,751	3,423	4.36	269,521	3,215	4.72
Taxable investment securities	1,377,369	6,280	1.82	1,542,905	8,882	2.30
Investment securities exempt from federal income taxes (4)	933,442	12,559	5.38	809,005	11,235	5.55
Federal funds sold	2,879	2	0.27	—	—	—
Other interest bearing deposits	183,010	92	0.20	244,087	158	0.26
Total interest earning assets	8,127,923	$79,712	3.93	8,312,207	$90,650	4.39
Non-interest earning assets	1,161,459			1,166,273
Total assets	$9,289,382			$9,478,480
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$2,675,189	$833	0.12%	$2,607,238	$1,045	0.16%
Savings deposit	840,154	136	0.06	785,427	213	0.11
Time deposits	1,700,970	4,163	0.98	2,222,313	6,800	1.23
Short-term borrowings	189,029	116	0.24	228,086	362	0.64
Long-term borrowings and junior subordinated notes	214,839	1,390	2.56	391,560	3,069	3.10
Total interest bearing liabilities	5,620,181	$6,638	0.47	6,234,624	$11,489	0.74
Non-interest bearing deposits	2,179,284			1,900,937
Other non-interest bearing liabilities	192,553			119,252
Stockholders’ equity	1,297,364			1,223,667
Total liabilities and stockholders’ equity	$9,289,382			$9,478,480
Net interest income/interest rate spread (5)		$73,074	3.46%		$79,161	3.65%
Less: taxable equivalent adjustment		5,594			5,057
Net interest income, as reported		$67,480			$74,104
Net interest margin (6)			3.33%			3.59%
Tax equivalent effect			0.28%			0.24%
Net interest margin on a fully tax equivalent basis (6)			3.61%			3.83%

(1)       Non-accrual loans are included in average loans.
(2)       Interest income includes amortization of deferred loan origination fees of $817 thousand and $839 thousand for the three months ended June 30, 2013 and 2012, respectively.
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

Net interest income on a fully tax equivalent basis decreased $6.1 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to lower average earning asset balances (as a result of a decrease in covered loans) as well as the decline in net interest margin. The net interest margin, expressed on a fully tax equivalent basis, was 3.61% for the second quarter of 2013 and 3.83% for the second quarter of 2012.

	Six Months Ended June 30,
(dollars in thousands)	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$5,341,062	$115,892	4.38%	$5,495,092	$136,717	5.00%
Loans exempt from federal income taxes (4)	311,128	6,895	4.41	264,777	6,433	4.81
Taxable investment securities	1,430,539	12,419	1.74	1,622,835	19,766	2.44
Investment securities exempt from federal income taxes (4)	922,652	24,960	5.41	775,788	21,603	5.57
Federal funds sold	1,448	2	0.27	—	—	—
Other interest bearing deposits	189,994	227	0.24	251,219	327	0.26
Total interest earning assets	8,196,823	$160,395	3.95	8,409,711	$184,846	4.42
Non-interest earning assets	1,172,219			1,197,880
Total assets	$9,369,042			$9,607,591
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$2,706,170	$1,759	0.13%	$2,628,455	$2,252	0.17%
Savings deposit	831,233	272	0.07	778,881	461	0.12
Time deposits	1,753,640	8,810	1.01	2,277,265	14,105	1.25
Short-term borrowings	190,458	282	0.30	221,149	568	0.52
Long-term borrowings and junior subordinated notes	231,770	2,958	2.54	404,791	6,450	3.15
Total interest bearing liabilities	5,713,271	$14,081	0.50	6,310,541	$23,836	0.76
Non-interest bearing deposits	2,162,266			1,876,074
Other non-interest bearing liabilities	204,318			127,832
Stockholders’ equity	1,289,187			1,293,144
Total liabilities and stockholders’ equity	$9,369,042			$9,607,591
Net interest income/interest rate spread (5)		$146,314	3.45%		$161,010	3.66%
Less: taxable equivalent adjustment		11,149			9,813
Net interest income, as reported		$135,165			$151,197
Net interest margin (6)			3.33%			3.62%
Tax equivalent effect			0.27%			0.23%
Net interest margin on a fully tax equivalent basis (6)			3.60%			3.85%

(1)       Non-accrual loans are included in average loans.
(2)       Interest income includes amortization of deferred loan origination fees of $1.8 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively.
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

Net interest income on a fully tax equivalent basis decreased $14.7 million during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to lower average earning asset balances (as a result of a decrease in covered loans) as well as the decline in net interest margin. The net interest margin, expressed on a fully tax equivalent basis, was 3.60% for the six months ended June 30, 2013 and 3.85% for the six months ended June 30, 2012.

Non-interest Income

	Three Months Ended June 30,
	2013	2012	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Capital markets and international banking fees	$939	$788	$151	19.2%
Commercial deposit and treasury management fees	6,029	5,784	245	4.2%
Lease financing, net	15,102	7,334	7,768	105.9%
Trust and asset management fees	4,874	4,535	339	7.5%
Card fees	2,735	2,429	306	12.6%
Loan service fees	1,911	1,267	644	50.8%
Consumer and other deposit service fees	3,593	3,534	59	1.7%
Brokerage fees	1,234	1,264	(30)	(2.4)%
Net gain (loss) on investment securities	14	(34)	48	141.2%
Increase in cash surrender value of life insurance	842	870	(28)	(3.2)%
Net loss on sale of assets	—	(8)	8	100.0%
Accretion of FDIC indemnification asset	100	222	(122)	(55.0)%
Net gain (loss) recognized on other real estate owned	2,015	(5,441)	7,456	137.0%
Net gain on sale of loans	506	554	(48)	(8.7)%
Other operating income	1,060	809	251	31.0%
Total non-interest income	$40,954	$23,907	$17,047	71.3%

Non-interest income increased by $17.0 million, or 71.3%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, driven by revenue from our key fee initiatives.

•
Net lease financing revenue increased as a result of the increase related to remarketing gains and fees from the sale of equipment maintenance contracts as well as the impact of leasing revenues attributed to Celtic.

•
Non-interest income was also impacted by gains recognized on other real estate owned in the second quarter of 2013 compared to losses recognized on other real estate owned in the second quarter of 2012.

•	Loan service fees increased due to an increase in letter of credit fees.

	Six Months Ended June 30,
	2013	2012	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Capital markets and international banking fees	$1,747	$1,300	$447	34.4%
Commercial deposit and treasury management fees	11,995	11,682	313	2.7%
Lease financing, net	31,365	14,292	17,073	119.5%
Trust and asset management fees	9,368	8,939	429	4.8%
Card fees	5,430	4,473	957	21.4%
Loan service fees	2,922	2,334	588	25.2%
Consumer and other deposit service fees	6,839	6,987	(148)	(2.1)%
Brokerage fees	2,391	2,519	(128)	(5.1)%
Net gain (loss) on investment securities	13	(37)	50	135.1%
Increase in cash surrender value of life insurance	1,686	1,787	(101)	(5.7)%
Net loss on sale of assets	—	(25)	25	100.0%
Accretion of FDIC indemnification asset	243	697	(454)	(65.1)%
Net gain (loss) recognized on other real estate owned	1,685	(12,030)	13,715	114.0%
Net gain on sale of loans	1,145	928	217	23.4%
Other operating income	2,498	2,915	(417)	(14.3)%
Total non-interest income	$79,327	$46,761	$32,566	69.6%

Non-interest income increased by $32.6 million, or 69.6%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, driven by revenue from our key fee initiatives.

•
Net lease financing income increased as a result of the increase in remarketing gains and fees from the sale of equipment maintenance contracts, as well as the impact on leasing revenues attributable to Celtic.

•	Non-interest income was also impacted by gains recognized on other real estate owned in 2013, compared to losses recognized on other real estate owned during 2012.

•	Card fee income increased due to fees earned on prepaid, debit and credit cards.

•	Capital markets and international banking service fees increased primarily due to an increased in interest rate swap fees.

Non-interest Expenses

	Three Months Ended June 30,
	2013	2012	Increase/ (Decrease)	Percentage Change
Non-interest expenses (in thousands):
Salaries and employee benefits	$43,909	$40,146	$3,763	9.4%
Occupancy and equipment expense	9,408	9,188	220	2.4%
Computer services and telecommunication expense	4,617	3,909	708	18.1%
Advertising and marketing expense	2,167	1,839	328	17.8%
Professional and legal expense	1,353	1,503	(150)	(10.0)%
Other intangibles amortization expense	1,538	1,251	287	22.9%
Other real estate expense, net	193	424	(231)	(54.5)%
Other operating expenses	9,083	8,574	509	5.9%
Total non-interest expenses	$72,268	$66,834	$5,434	8.1%

Non-interest expenses increased by $5.4 million, or 8.1%, for the three months ended June 30, 2013 from the three months ended June 30, 2012.

•	Salaries and employee benefits increased due to annual salary increases, the impact of Celtic and an increase in incentives and commissions on higher lease revenues.

•	Computer services and telecommunication expense increased due to an increased investment in security, storage and our key fee initiatives.

•	Other operating expenses were higher as a result of an increase in the clawback liability related to our loss share agreements with the FDIC recorded during the second quarter of 2013.

	Six Months Ended June 30,
	2013	2012	Increase/ (Decrease)	Percentage Change
Non-interest expenses (in thousands):
Salaries and employee benefits	$87,423	$80,575	$6,848	8.5%
Occupancy and equipment expense	18,812	18,758	54	0.3%
Computer services and telecommunication expense	8,504	7,562	942	12.5%
Advertising and marketing expense	4,270	3,912	358	9.2%
Professional and legal expense	2,648	2,916	(268)	(9.2)%
Other intangibles amortization expense	3,082	2,508	574	22.9%
Other real estate expense, net	332	1,667	(1,335)	(80.1)%
Other operating expenses	18,296	16,267	2,029	12.5%
Total non-interest expenses	$143,367	$134,165	$9,202	6.9%

Non-interest expenses increased by $9.2 million, or 6.9%, for the six months ended June 30, 2013 from the six months ended June 30, 2012.

•	Salaries and employee benefits increased due to annual salary increases, the impact of Celtic and an increase in incentives and commissions on higher lease revenues.

•	Other operating expenses were higher as a result of an increase in the clawback liability related to our loss share agreements with the FDIC recorded during the first six months of 2013.

•	Computer services and telecommunication expenses increased due primarily to an increased investment in security, storage and our key fee initiatives.

•	Other real estate expense decreased due to fewer OREO properties in 2013.

Income Taxes

Income tax expense for the three months ended June 30, 2013 was $10.4 million compared to income tax expense of $9.0 million for the three months ended June 30, 2012. Income tax expense for the six months ended June 30, 2013 was $20.4 million compared to income tax expense of $17.5 million for the six months ended June 30, 2012.  The increase was primarily due to an increase in our pre-tax income during the three and six months ended June 30, 2013.

Balance Sheet

Total assets decreased $202.1 million, or 2.1%, from $9.6 billion at December 31, 2012 to $9.4 billion at June 30, 2013.  Investment securities decreased $184.0 million, or 7.6%, from December 31, 2012 to June 30, 2013 mostly as a result of the principal payments received on mortgage-backed securities that were not reinvested in the portfolio. Over the past year, we changed the mix of our investment securities portfolio by allocating a larger portion of the portfolio to municipal securities and corporate bonds.

Total loans excluding covered loans increased by $42.6 million to $5.4 billion at June 30, 2013 from $5.3 billion at December 31, 2012 . Our loan portfolio mix improved over the past twelve months from the standpoint of lowering our real estate-related exposure, as commercial and lease loan balances increased while commercial real estate and construction loan balances decreased.

Total liabilities decreased by $222.5 million, or 2.7%, from $8.3 billion at December 31, 2012 to $8.1 billion at June 30, 2013. Total deposits decreased by $97.3 million, or 1.3%, to $7.4 billion at June 30, 2013 from December 31, 2012 due to the decline in certificates of deposits. Total borrowings decreased by $43.3 million, or 8.9%, to $445.4 million at June 30, 2013. The decrease in total borrowings was primarily due to the prepayment of the $50.0 million subordinated debt facility in the first quarter of 2013.

Total stockholders’ equity increased $20.3 million to $1.3 billion at June 30, 2013 compared to December 31, 2012 primarily as a result of our earnings for the six months ended June 30, 2013 partly offset by the decrease in accumulated other comprehensive income.

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	June 30, 2013		December 31, 2012		June 30, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$32,050	$33,935	$38,605	$41,315	$42,401	$42,175
States and political subdivisions	669,791	684,710	679,991	725,019	535,660	629,173
Residential mortgage-backed securities	639,681	647,858	930,413	939,202	1,281,806	981,902
Commercial mortgage-backed securities	51,000	53,343	51,100	54,126	52,685	53,571
Corporate bonds	219,362	215,256	97,014	96,674	5,899	5,569
Equity securities	10,560	10,570	11,398	11,835	10,846	11,081
	1,622,444	1,645,672	1,808,521	1,868,171	1,929,297	1,723,471
Held to maturity
States and political subdivisions	282,655	285,904	237,563	258,602	247,664	252,862
Residential mortgage-backed securities	253,779	268,675	255,858	277,079	263,358	273,520
	536,434	554,579	493,421	535,681	511,022	526,382
Total	$2,158,878	$2,200,251	$2,301,942	$2,403,852	$2,440,319	$2,249,853

Over the past year, we changed the mix of our investment portfolio by allocating a larger portion of the investment portfolio to municipal securities and corporate bonds. This has helped mitigate the impact of high levels of mortgage-backed security prepayments in the current interest rate environment. Municipal securities were 44.3% of total investment securities at June 30, 2013 compared to 40.8% of total investment securities at December 31, 2012 and 39.5% of total investment securities a year ago.  While the shift into municipal securities has reduced the prepayment risk associated with mortgage-backed securities, we now have a larger longer-term municipal security portfolio that would decline substantially in value if interest rates increase materially.

We do not have any meaningful direct or indirect holdings of subprime residential mortgage investment securities, home equity lines of credit investment securities, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	June 30, 2013		December 31, 2012		June 30, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial related credits:
Commercial loans	$1,198,862	21%	$1,220,472	21%	$1,079,436	19%
Commercial loans collateralized by assignment of lease payments	1,422,901	25%	1,303,020	23%	1,221,199	21%
Commercial real estate	1,710,964	31%	1,761,832	30%	1,794,777	31%
Construction real estate	121,420	2%	110,261	2%	150,665	3%
Total commercial related credits	4,454,147	79%	4,395,585	76%	4,246,077	74%
Other loans:
Residential real estate	305,710	5%	314,359	5%	313,137	5%
Indirect vehicle	242,964	4%	208,633	4%	198,848	3%
Home equity	281,334	5%	305,186	5%	323,234	6%
Other consumer loans	75,476	2%	93,317	2%	89,115	2%
Total other loans	905,484	16%	921,495	16%	924,334	16%
Gross loans excluding covered loans	5,359,631	95%	5,317,080	92%	5,170,411	90%
Covered loans (1)	308,556	5%	449,850	8%	552,838	10%
Total loans (2)	$5,668,187	100%	$5,766,930	100%	$5,723,249	100%

(1)	Loans that MB Financial Bank will share losses with the FDIC are referred to as “covered loans.”

(2)	Gross loan balances at June 30, 2013, December 31, 2012, and June 30, 2012 are net of unearned income, including net deferred loans fees of $1.3 million, $1.1 million, and $790 thousand, respectively.

Our loan portfolio mix improved over the past twelve months from the standpoint of lowering our real estate-related exposure, as commercial and lease loan balances increased by 14% while commercial real estate and construction loan balances decreased by 6%.

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

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2013	December 31, 2012	June 30, 2012
Non-performing loans:
Non-accruing loans	$112,926	$115,387	$113,077
Loans 90 days or more past due, still accruing interest	2,322	1,599	453
Total non-performing loans	115,248	116,986	113,530
Other real estate owned	32,993	36,977	49,690
Repossessed assets	749	773	60
Total non-performing assets	$148,990	$154,736	$163,280
Total allowance for loan losses	$123,685	$124,204	$121,756
Accruing restructured loans (1)	$28,270	$21,256	$16,536
Total non-performing loans to total loans	2.03%	2.03%	1.98%
Total non-performing assets to total assets	1.59	1.62	1.72
Allowance for loan losses to non-performing loans	107.32	106.17	107.25

(1)	Accruing restructured loans consists primarily of residential real estate and home equity loans that have been modified and are performing in accordance with those modified terms.

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

Other real estate owned that is related to our FDIC-assisted transactions is excluded from non-performing assets.  Other real estate owned related to the Heritage, Benchmark, Broadway, and New Century transactions, which totaled $18.3 million and $21.4 million at June 30, 2013 and December 31, 2012, respectively, is subject to the loss-share agreements with the FDIC.  See Note 6 of the notes to our consolidated financial statements for further information.

The following table presents a summary of other real estate owned (“OREO”), excluding assets related to FDIC-assisted transactions, for the six months ended June 30, 2013 and 2012 (in thousands):

	June 30,
	2013	2012
Beginning balance	$36,977	$78,452
Transfers in at fair value less estimated costs to sell	4,214	2,661
Capitalized OREO costs	8	1,326
Fair value adjustments	821	(9,271)
Net gains on sales of OREO	990	767
Cash received upon disposition	(10,017)	(24,245)
Ending balance	$32,993	$49,690

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

	June 30, 2013	December 31, 2012

Commercial loans	$45,425	$27,224
Commercial loans collateralized by assignment of lease payments	4,333	6,375
Commercial real estate	75,715	66,996
Construction real estate	6,273	10,958
Total	$131,746	$111,553

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

The commercial related general loss reserve was $87.8 million as of June 30, 2013 and $91.7 million as of December 31, 2012. Reserves on impaired commercial loans are included in the “Commercial Related Specific Reserves” section below.

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

The total commercial related specific reserves component of the allowance increased from $13.2 million as of December 31, 2012 to $16.7 million as of June 30, 2013.

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $19.2 million at June 30, 2013 and December 31, 2012.

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

The following table presents an analysis of the allowance for loan losses for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$124,733	$133,255	$128,279	$135,975
Provision for credit losses	500	—	500	3,100
Charge-offs:
Commercial loans	433	1,451	1,344	1,990
Commercial loans collateralized by assignment of lease payments	—	1,720	—	1,720
Commercial real estate	1,978	2,415	3,895	5,418
Construction real estate	747	444	829	3,880
Residential real estate	399	1,108	1,361	1,402
Home equity	1,323	876	2,110	1,948
Indirect vehicles	629	488	1,358	1,203
Other consumer loans	451	274	1,016	532
Total charge-offs	5,960	8,776	11,913	18,093
Recoveries:
Commercial loans	777	386	1,229	2,424
Commercial loans collateralized by assignment of lease payments	987	93	1,131	349
Commercial real estate	3,647	3,061	4,387	3,223
Construction real estate	131	141	407	706
Residential real estate	199	188	413	222
Home equity	100	100	214	120
Indirect vehicles	324	300	739	611
Other consumer loans	59	92	111	203
Total recoveries	6,224	4,361	8,631	7,858
Net charge-offs	(264)	4,415	3,282	10,235
Allowance for credit losses	125,497	128,840	125,497	128,840
Allowance for unfunded credit commitments	(1,812)	(7,084)	(1,812)	(7,084)
Allowance for loan losses	$123,685	$121,756	$123,685	$121,756
Total loans	$5,668,187	$5,723,249	$5,668,187	$5,723,249
Ratio of allowance to total loans	2.18%	2.13%	2.18%	2.13%
Ratio of net charge-offs to average loans	(0.02)%	0.31%	0.12%	0.36%

Net charge-offs of $3.3 million were recorded in the six months ended June 30, 2013 compared to net charge-offs of $10.2 million in the six months ended June 30, 2012. As a result of lower net charge-offs, the provision for credit losses was $500 thousand for the six months ended June 30, 2013 compared to $3.1 million for the six months ended June 30, 2012.

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

We utilize an internal asset classification system as a means of reporting problem and potential problem assets. At scheduled meetings of the board of directors of MB Financial Bank, a watch list is presented, showing significant loan relationships listed as “Special Mention,” “Substandard,” and “Doubtful.” An asset is classified Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and viewed as valueless assets and have been charged-

off. Assets that do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but possess weaknesses that deserve management's close attention are deemed to be Special Mention.

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

Lease investments by categories follow (in thousands):

	June 30, 2013	December 31, 2012	June 30, 2012
Direct finance leases:
Minimum lease payments	$115,216	$90,160	$48,041
Estimated unguaranteed residual values	12,086	11,140	6,049
Less: unearned income	(8,218)	(7,135)	(4,403)
Direct finance leases (1)	$119,084	$94,165	$49,687
Leveraged leases:
Minimum lease payments	$168,166	$154,549	$27,080
Estimated unguaranteed residual values	22,375	23,586	2,588
Less: unearned income	(4,646)	(2,879)	(2,523)
Less: related non-recourse debt	(157,437)	(145,719)	(25,494)
Leveraged leases (1)	$28,458	$29,537	$1,651
Operating leases:
Equipment, at cost	$205,541	$222,083	$214,874
Less accumulated depreciation	(91,583)	(92,260)	(103,752)
Lease investments, net	$113,958	$129,823	$111,122

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $18.0 million at June 30, 2013 and $21.1 million at December 31, 2012.

At June 30, 2013, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2013	$2,687	$4,552	$5,498	$12,737
2014	3,571	6,098	10,956	20,625
2015	2,602	5,714	8,271	16,587
2016	1,984	3,841	7,663	13,488
2017	658	1,480	5,460	7,598
Thereafter	584	690	2,008	3,282
	$12,086	$22,375	$39,856	$74,317

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees participate.  Often times, there are several individual lease schedules under one master lease.  There were 3,575 leases at June 30, 2013 compared to 3,464 at December 31, 2012.  The average residual value per lease schedule was approximately $21 thousand at June 30, 2013 and $22 thousand at December 31, 2012.  The average residual value per master lease schedule was approximately $79 thousand at June 30, 2013 and December 31, 2012, respectively.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities were $60.8 million for the six months ended June 30, 2013 compared to net cash flows provided by operating activities of $66.2 million for the six months ended June 30, 2012.

Cash used in investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the six months ended June 30, 2013, the Company had net cash flows provided by investing activities of $235.2 million compared to net cash flows provided by investing activities of $508.2 million for the six months ended June 30, 2012.  The change was primarily due to more purchases of investment securities and a smaller decrease in loans.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the six months ended June 30, 2013, the Company had net cash flows used in financing activities of $150.6 million compared to net cash flows used in financing activities of $382.2 million for the six months ended June 30, 2012.  The change in cash flows from financing activities was primarily due to the repurchase of preferred shares in the first quarter of 2012.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at June 30, 2013, there were no firm lending commitments in place, management believes that we could borrow approximately $280.0 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago (FHLB).  As of June 30, 2013, the Company had $4.6 million outstanding in FHLB advances, and could borrow an additional amount of approximately $536.9 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of June 30, 2013, the Company had approximately $1.1 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. In addition, the Company has a $35.0 million unsecured line of credit with a correspondent bank. As of June 30, 2013, no amount was outstanding. The holding company had $66.7 million in cash as of June 30, 2013.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations at June 30, 2013 as compared to December 31, 2012.

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

At June 30, 2013, the Company’s total risk-based capital ratio was 16.48%; Tier 1 capital to risk-weighted assets ratio was 15.22% and Tier 1 capital to average asset ratio was 11.19%. MB Financial Bank’s total risk-based capital ratio was 15.21%; Tier 1 capital to risk-weighted assets ratio was 13.95% and Tier 1 capital to average asset ratio was 10.24%. MB Financial Bank was categorized as “Well-Capitalized” at June 30, 2013 under the regulations of the Office of the Comptroller of the Currency.

In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. The Company and MB Financial Bank will become subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019.

The final rule:

•
Permits banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009, to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock that were issued and included in Tier 1 capital prior to May 19, 2010, subject to a limit of 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital.

•	Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights.

•	Requires a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%.

•	Increases the minimum Tier 1 capital to risk-weighted assets ratio requirement from 4% to 6%.

•	Retains the minimum total capital to risk-weighted assets ratio requirement of 8%.

•	Establishes a minimum leverage ratio requirement of 4%.

•	Retains the existing regulatory capital framework for 1-4 family residential mortgage exposures.

•
Implements a new capital conservation buffer requirement for a banking organization to maintain a common equity capital ratio more than 2.5% above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625% and will be fully phased in at 2.50% by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization's quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.

•	Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.

•	Expands the recognition of collateral and guarantors in determining risk-weighted assets.

•	Removes references to credit ratings consistent with the Dodd Frank Act and establishes due diligence requirements for securitization exposures.

The Company's management is currently evaluating the provisions of the final rule and their expected impact on the Company.

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q and in other documents filed or furnished with the Securities and Exchange Commission, in press releases or other public shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “believe,” “will,” “should,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “plans,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These statements may relate to MB Financial, Inc.’s future financial performance, strategic plans or objectives, revenues or earnings projections, or other financial items. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those anticipated in the statements.
Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from the pending MB Financial-Taylor Capital merger and our merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) requisite stockholder and regulatory approvals for the MB Financial-Taylor Capital merger might not be obtained; (3) the possibility that the expected benefits of the FDIC-assisted and other transactions we previously completed will not be realized; (4) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (5) results of examinations by the Office of Comptroller of Currency, the Federal Reserve Board and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (6) competitive pressures among depository institutions; (7) interest rate movements and their impact on customer behavior and net interest margin; (8) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (9) fluctuations in real estate values; (10) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market-place; (11) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (12) our ability to access cost-effective funding; (13) changes in financial markets; (14) changes in economic conditions in general and in the Chicago metropolitan area in particular; (15) the costs, effects and outcomes of litigation; (16) new legislation or regulatory changes, including but not limited to the "Dodd-Frank Act" and regulations adopted thereunder, changes in capital requirements pursuant to the Dodd-Frank Act and the implementation of the Basel III capital standards, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (17) changes in accounting principles, policies or guidelines; (18) our future acquisitions of other depository institutions or lines of business; and (19) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.
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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2013 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2013 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10%, and 5%, respectively, in the first three months, 12%, 26%, and 15%, respectively, in the next nine months, 51%, 58%, and 58%, respectively, from one year to five years, and 33%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$278,973	$1,175	$470	$—	$280,618
Federal funds sold	7,500	—	—	—	7,500
Investment securities	164,116	230,442	1,030,293	808,125	2,232,976
Loans held for sale	2,528	—	—	—	2,528
Loans, including covered loans	2,362,877	1,139,693	2,055,501	110,116	5,668,187
Total interest earning assets	$2,815,994	$1,371,310	$3,086,264	$918,241	$8,191,809
Interest Bearing Liabilities:
NOW and money market deposit accounts	$205,311	$555,178	$1,504,999	$453,501	$2,718,989
Savings deposits	46,328	130,599	480,342	188,473	845,742
Time deposits	452,640	677,098	463,477	57,066	1,650,281
Short-term borrowings	33,367	56,963	127,072	13,145	230,547
Long-term borrowings	2,554	6,508	51,232	2,492	62,786
Junior subordinated notes issued to capital trusts	152,065	—	—	—	152,065
Total interest bearing liabilities	$892,265	$1,426,346	$2,627,122	$714,677	$5,660,410
Rate sensitive assets (RSA)	$2,815,994	$4,187,304	$7,273,568	$8,191,809	$8,191,809
Rate sensitive liabilities (RSL)	$892,265	$2,318,611	$4,945,733	$5,660,410	$5,660,410
Cumulative GAP (GAP=RSA-RSL)	$1,923,729	$1,868,693	$2,327,835	$2,531,399	$2,531,399
RSA/Total assets	30.05%	44.69%	77.63%	87.43%	87.43%
RSL/Total assets	9.52%	24.75%	52.78%	60.41%	60.41%
GAP/Total assets	20.53%	19.94%	24.84%	27.02%	27.02%
GAP/RSA	68.31%	44.63%	32.00%	30.90%	30.90%

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over Once Year Horizon
Changes in	June 30, 2013		December 31, 2012
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$10,569	3.85%	$7,932	2.72%
+ 1.00%	$5,821	2.12%	$4,174	1.43%

In the interest rate sensitivity table above, changes in net interest income between June 30, 2013 and December 31, 2012 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to certificates of deposit in a rising rate environment.

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

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2013 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended June 30, 2013, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.        OTHER INFORMATION

Item 1.	Legal Proceedings

On July 26, 2013, a purported stockholder of Taylor Capital Group, Inc. (“Taylor Capital”) filed a putative class action lawsuit on behalf of the public stockholders of Taylor Capital in the Circuit Court of Cook County, Illinois against Taylor Capital, the individual directors of Taylor Capital and MB Financial, Inc. (“MB Financial”). The complaint generally alleges that the directors of Taylor Capital breached their fiduciary duties in connection with entering into the merger agreement with MB Financial and that MB Financial aided and abetted such alleged breach of fiduciary duties. The plaintiff seeks class action status for the lawsuit, and further seeks (i) to enjoin the merger or, in the event the merger is completed before entry of a final judgment, to rescind the merger or be awarded an unspecified amount of rescissory damages, (ii) an unspecified amount of additional damages and (iii) costs, including the fees and expenses of attorneys and experts. MB Financial believes the claim against it is without merit and intends to contest this matter vigorously.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the following:

The success of our pending acquisition of Taylor Capital is dependent on uncertain factors.

The success of our pending acquisition of Taylor Capital is subject to a number of uncertain factors, including, but not limited to:

•
obtaining the requisite regulatory approvals in order to consummate the transactions and any potential terms and conditions subject to those approvals not containing terms that could have a material adverse effect on the Company or MB Financial Bank;

•	obtaining the requisite stockholder approvals from the MB Financial and Taylor Capital stockholders;

•
our ability to realize expected revenues, cost savings, synergies and other benefits from the acquisition within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; and

•	the credit quality of loans and other assets acquired from Taylor Capital.

MB Financial and Taylor Capital have operated and, until the completion of the acquisition, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on the combined company following completion of the acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended June 30, 2013 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 — April 30, 2013	—	$—	—	1,000,000
May 1, 2013 — May 31, 2013	14,496	25.67	—	1,000,000
June 1, 2013 — June 30, 2013	78	25.95	—	1,000,000
Total	14,574	$25.67	—

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

MB FINANCIAL, INC.
(registrant)

Date:	July 31, 2013	By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2013	By:	/s/Jill E. York
Jill E. York
Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of July 14, 2013, by and among the Registrant and Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 18, 2013 (File No.0-24566-01))

2.2
Agreement and Plan of Merger, dated as of May 1, 2006, by and among the Registrant, MBFI Acquisition Corp. and First Oak Brook Bancshares, Inc. (“First Oak Brook”)(incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2006 (File No.0-24566-01))

2.3
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Corus Bank, National Association, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of September 11, 2009 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2010 (File No.0-24566-01))

2.4
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Broadway Bank, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of April 23, 2010 (incorporated herein by reference to Exhibit 2.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-24566-01))

2.5
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of New Century Bank, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of April 23, 2010 (incorporated herein by reference to Exhibit 2.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-24566-01))

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

EXHIBIT INDEX
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

101
The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith