Form 10-Q
period 2013-09-30
MB FINANCIAL INC /MD
filed 2013-10-31
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were issued and outstanding 54,961,540 shares of the Registrant’s common stock as of October 30, 2013.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2013

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except common share data)

	(Unaudited)
	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$215,017	$176,010
Interest earning deposits with banks	41,700	111,533
Total cash and cash equivalents	256,717	287,543
Federal funds sold	47,500	—
Investment securities:
Securities available for sale, at fair value	1,090,123	1,868,171
Securities held to maturity, at amortized cost ($1,212,748 and $535,681 fair value at September 30, 2013 and December 31, 2012, respectively)	1,193,544	493,421
Non-marketable securities - FHLB and FRB stock	50,870	55,385
Total investment securities	2,334,537	2,416,977
Loans held for sale	1,120	7,492
Loans:
Total loans, excluding covered loans	5,313,235	5,317,080
Covered loans	273,497	449,850
Total loans	5,586,732	5,766,930
Less: Allowance for loan losses	118,031	124,204
Net loans	5,468,701	5,642,726
Lease investment, net	112,491	129,823
Premises and equipment, net	220,574	221,533
Cash surrender value of life insurance	129,332	128,879
Goodwill	423,369	423,369
Other intangibles	24,917	29,512
Other real estate owned, net	31,356	36,977
Other real estate owned related to FDIC-assisted transactions	24,792	22,478
FDIC indemnification asset	11,074	39,345
Other assets	171,138	185,151
Total assets	$9,257,618	$9,571,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$2,269,367	$2,164,547
Interest bearing	5,029,319	5,378,150
Total deposits	7,298,686	7,542,697
Short-term borrowings	240,600	220,602
Long-term borrowings	62,428	116,050
Junior subordinated notes issued to capital trusts	152,065	152,065
Accrued expenses and other liabilities	194,371	264,621
Total liabilities	7,948,150	8,296,035
STOCKHOLDERS’ EQUITY
Common stock, ($0.01 par value; authorized 70,000,000 shares at September 30, 2013 and December 31, 2012; issued 55,141,834 shares at September 30, 2013 and 54,955,284 shares at December 31, 2012)	551	550
Additional paid-in capital	736,294	732,771
Retained earnings	564,779	507,933
Accumulated other comprehensive income	9,918	36,326
Less: 180,296 and 170,567 shares of treasury stock, at cost, at September 30, 2013 and December 31, 2012, respectively	(3,525)	(3,293)
Controlling interest stockholders’ equity	1,308,017	1,274,287
Noncontrolling interest	1,451	1,483
Total stockholders’ equity	1,309,468	1,275,770
Total liabilities and stockholders’ equity	$9,257,618	$9,571,805

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income:
Loans	$60,115	$67,482	$180,489	$208,380
Investment securities:
Taxable	6,330	7,287	18,749	27,053
Nontaxable	8,175	7,582	24,399	21,624
Federal funds sold	7	—	9	—
Other interest earning accounts	193	312	420	639
Total interest income	74,820	82,663	224,066	257,696
Interest expense:
Deposits	4,433	7,374	15,274	24,192
Short-term borrowings	112	342	395	910
Long-term borrowings and junior subordinated notes	1,367	2,872	4,324	9,322
Total interest expense	5,912	10,588	19,993	34,424
Net interest income	68,908	72,075	204,073	223,272
Provision for credit losses	(3,304)	(13,000)	(2,804)	(9,900)
Net interest income after provision for credit losses	72,212	85,075	206,877	233,172
Non-interest income:
Capital markets and international banking fees	972	1,400	2,719	2,700
Commercial deposit and treasury management fees	6,327	5,860	18,322	17,541
Lease financing, net	14,070	9,671	45,435	23,963
Trust and asset management fees	4,799	4,428	14,167	13,367
Card fees	2,745	2,388	8,175	6,863
Loan service fees	1,427	1,075	4,349	3,409
Consumer and other deposit service fees	3,648	3,786	10,487	10,773
Brokerage fees	1,289	1,185	3,680	3,704
Net gain on investment securities	1	281	14	244
Increase in cash surrender value of life insurance	851	890	2,537	2,677
Net loss on sale of assets	—	(12)	—	(37)
Accretion of FDIC indemnification asset	64	204	307	901
Net (loss) gain recognized on other real estate owned	(791)	(3,938)	894	(15,968)
Net gain on sale of loans	177	575	1,322	1,503
Other operating income	1,337	760	3,835	3,674
Total non-interest income	36,916	28,553	116,243	75,314
Non-interest expenses:
Salaries and employee benefits	44,918	42,083	132,341	122,658
Occupancy and equipment expense	8,797	8,274	27,609	27,032
Computer services and telecommunication expense	4,870	3,777	13,374	11,339
Advertising and marketing expense	1,917	1,936	6,187	5,848
Professional and legal expense	3,102	1,554	5,750	4,470
Other intangibles amortization expense	1,513	1,251	4,595	3,759
Branch impairment charges	—	758	—	758
Other real estate expense, net	240	874	572	2,541
Prepayment fees on interest bearing liabilities	—	12,682	—	12,682
Other operating expenses	10,117	7,976	28,413	24,243
Total non-interest expenses	75,474	81,165	218,841	215,330
Income before income taxes	33,654	32,463	104,279	93,156
Income tax expense	9,254	9,330	29,680	26,794
Net income	$24,400	$23,133	$74,599	$66,362
Dividends and discount accretion on preferred shares	—	—	—	3,269
Net income available to common stockholders	$24,400	$23,133	$74,599	$63,093

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Common share data:
Basic earnings per common share	$0.45	$0.43	$1.37	$1.16
Diluted earnings per common share	0.44	0.42	1.36	1.16
Weighted average common shares outstanding for basic earnings per common share	54,565,089	54,346,827	54,471,541	54,226,241
Diluted weighted average common shares outstanding for diluted earnings per common share	55,130,653	54,556,517	54,912,352	54,472,617

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$24,400	$23,133	$74,599	$66,362
Unrealized holding (losses) gains on investment securities, net of tax and reclassification adjustments	(3,701)	2,118	(25,788)	1,981
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale, net of tax	(612)	—	(612)	—
Reclassification adjustments for gains included in net income, net of tax	—	(168)	(8)	(146)
Other comprehensive (loss) income, net of tax	(4,313)	1,950	(26,408)	1,835
Comprehensive income	$20,087	$25,083	$48,191	$68,197

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2013 and 2012
(Amounts in thousands, except per share data) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2011	$194,719	$548	$731,248	$427,956	$39,150	$(3,044)	$2,450	$1,393,027
Net income	—	—	—	66,362	—	—	184	66,546
Other comprehensive income, net of tax	—	—	—	—	1,835	—	—	1,835
Cash dividends declared on common shares ($0.03 per share)	—	—	—	(1,643)	—	—	—	(1,643)
Dividends and discount accretion on preferred shares	1,281	—	—	(3,269)	—	—	—	(1,988)
Repurchase of preferred shares	(196,000)	—	(1,518)	—	—	—	—	(197,518)
Restricted common stock activity, net of tax	—	2	(722)	17	—	1,774	—	1,071
Stock option activity, net of tax	—	—	(625)	3	—	345	—	(277)
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	451	—	—	(2,379)	—	(1,928)
Stock-based compensation expense	—	—	3,581	—	—	—	—	3,581
Additional investment in subsidiary	—	—	(736)	—	—	—	(904)	(1,640)
Distributions to noncontrolling interest	—	—	—	—	—	—	(236)	(236)
Balance at September 30, 2012	$—	$550	$731,679	$489,426	$40,985	$(3,304)	$1,494	$1,260,830

Balance at December 31, 2012	$—	$550	$732,771	$507,933	$36,326	$(3,293)	$1,483	$1,275,770
Net income	—	—	—	74,599	—	—	137	74,736
Other comprehensive loss, net of tax	—	—	—	—	(26,408)	—	—	(26,408)
Cash dividends declared on common shares ($0.32 per share)	—	—	—	(17,653)	—	—	—	(17,653)
Restricted common stock activity, net of tax	—	1	(757)	(100)	—	1,725	—	869
Stock option activity, net of tax	—	—	117	—	—	499	—	616
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	303	—	—	(2,456)	—	(2,153)
Stock-based compensation expense	—	—	3,860	—	—	—	—	3,860
Distributions to noncontrolling interest	—	—	—	—	—	—	(169)	(169)
Balance at September 30, 2013	$—	$551	$736,294	$564,779	$9,918	$(3,525)	$1,451	$1,309,468

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows From Operating Activities
Net income	$74,599	$66,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	13,165	11,450
Depreciation of leased equipment	24,933	28,107
Impairment charges on branch facilities	—	758
Compensation expense for restricted stock awards	3,013	2,586
Compensation expense for stock option grants	847	995
Gain on sales of premises and equipment and leased equipment	(192)	(2,746)
Amortization of other intangibles	4,595	3,759
Provision for credit losses	(2,804)	(9,900)
Deferred income tax expense	13,067	19,763
Amortization of premiums and discounts on investment securities, net	35,364	31,838
Accretion of premiums and discounts on loans, net	(5,462)	(13,000)
Accretion of FDIC indemnification asset	(307)	(901)
Net gain on sale of investment securities available for sale	(14)	(244)
Proceeds from sale of loans held for sale	74,395	64,124
Origination of loans held for sale	(66,667)	(64,980)
Net gain on sale of loans held for sale	(1,322)	(1,503)
Net gain on sales of other real estate owned	(977)	(1,264)
Fair value adjustments on other real estate owned	(80)	13,919
Net loss on sales of other real estate owned related to FDIC-assisted transactions	163	3,313
Increase in cash surrender value of life insurance	(2,537)	(2,677)
Decrease (increase) in other assets, net	30,976	(45,242)
(Decrease) increase in other liabilities, net	(68,428)	7,944
Net cash provided by operating activities	126,327	112,461
Cash Flows From Investing Activities
Increase in federal funds sold	(47,500)	—
Proceeds from sales of investment securities available for sale	989	12,573
Proceeds from maturities and calls of investment securities available for sale	415,780	432,162
Purchases of investment securities available for sale	(364,550)	(350,669)
Proceeds from maturities and calls of investment securities held to maturity	5,079	960
Purchases of investment securities held to maturity	(55,409)	(1,923)
Purchases of non-marketable securities - FHLB and FRB stock	—	(24)
Redemption of non-marketable securities - FHLB and FRB stock	4,515	23,203
Net decrease in loans	170,586	329,773
Purchases of premises and equipment	(11,342)	(16,952)
Purchases of leased equipment	(18,359)	(19,836)
Proceeds from sales of premises and equipment	—	1,498
Proceeds from sales of leased equipment	6,672	11,108
Capital improvements on other real estate owned	(53)	(2,304)
Proceeds from sale of other real estate owned	12,791	28,398
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	7,535	29,008
Principal paid on lease investments	(1,127)	(1,878)
Life insurance death benefit	2,083	—
Net proceeds from FDIC related covered assets	11,347	79,247
Net cash provided by investing activities	139,037	554,344
Cash Flows From Financing Activities
Net decrease in deposits	(244,011)	(168,260)
Net increase in short-term borrowings	19,998	69,659
Proceeds from long-term borrowings	5,457	5,740
Principal paid on long-term borrowings	(59,079)	(153,206)
Redemption of junior subordinated notes issued to capital trusts	—	(6,186)
Repurchase of preferred stock	—	(197,518)
Treasury stock transactions, net	(1,653)	(260)
Stock options exercised	1,014	154
Excess tax benefits from share-based payment arrangements	(402)	—
Dividends paid on preferred stock	—	(3,239)
Dividends paid on common stock	(17,514)	(1,627)
Net cash used in financing activities	(296,190)	(454,743)
Net (decrease) increase in cash and cash equivalents	$(30,826)	$212,062
Cash and cash equivalents:
Beginning of period	287,543	244,565
End of period	$256,717	$456,627

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in Thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$20,913	$36,156
Net income tax payments, net	35,141	4,230
Supplemental Schedule of Noncash Investing Activities:
Investment securities available for sale purchased not settled	$1,797	$3,919
Transfer of investment securities available for sale to investment securities held to maturity	656,617	—
Loans transferred to other real estate owned	6,060	2,724
Loans transferred to other real estate owned related to FDIC-assisted transactions	11,580	17,923
Loans transferred to repossessed vehicles	606	607
Operating leases rewritten as direct finance leases included as loans	6,541	7,593

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

 These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.
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

ASC Topic 740 “Income Taxes.” New authoritative accounting guidance under ASC Topic 740, “Income Taxes” amended prior guidance to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new authoritative guidance will be for reporting periods after January 1, 2014 and is not expected to have an impact on the Company's statements of operations and financial condition.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (amounts in thousands, except share and per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Distributed earnings allocated to common stock	$6,636	$548	$17,653	$1,643
Undistributed earnings	17,764	22,585	56,946	64,719
Net income	24,400	23,133	74,599	66,362
Less: preferred stock dividends and discount accretion	—	—	—	3,269
Net income available to common stockholders	24,400	23,133	74,599	63,093
Less: earnings allocated to participating securities	1	1	2	2
Earnings allocated to common stockholders	$24,399	$23,132	$74,597	$63,091
Weighted average shares outstanding for basic earnings per common share	54,565,089	54,346,827	54,471,541	54,226,241
Dilutive effect of equity awards	565,564	209,690	440,811	246,376
Weighted average shares outstanding for diluted earnings per common share	55,130,653	54,556,517	54,912,352	54,472,617
Basic earnings per common share	$0.45	$0.43	$1.37	$1.16
Diluted earnings per common share	0.44	0.42	1.36	1.16

Note 4.	Business Combinations

The following business combination was accounted for under the acquisition method of accounting.  Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition.  Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values, net of applicable income tax effects.  The excess cost over fair value of net assets acquired is recorded as goodwill.  In the event that the fair value of net assets acquired exceeds the cost, the Company will record a gain on the acquisition.

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

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each share of Taylor Capital common stock and each share of Taylor Capital nonvoting convertible preferred stock ("non-voting preferred stock") will be converted into the right to receive, promptly following the Effective Time, (1) 0.64318 of a share of the Company's common stock and (2) $4.08 in cash. All "in-the-money" Taylor Capital stock options and warrants outstanding immediately prior to the Effective Time will be canceled in exchange for a cash payment as provided in the Merger Agreement, as will all then-

outstanding unvested restricted stock awards of Taylor Capital; however, the cash consideration paid for such restricted stock awards will remain subject to vesting or other lapse restrictions. Each share of Taylor Capital's Perpetual Non-Cumulative Preferred Stock, Series A, will be exchanged for a share of a series of preferred stock of the Company with substantially identical terms. The Merger Agreement provides that any shares of Taylor Capital's Fixed Rate Cumulative Perpetual Preferred Stock, Series B, that are not repurchased or redeemed by Taylor Capital prior to the Merger will be exchanged for a series of preferred stock of the Company with substantially identical terms and repurchased or redeemed by the Company at or promptly after the Effective Time.

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

Note 5.	Investment Securities

Carrying amounts and fair values of investment securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
Available for Sale
U.S. Government sponsored agencies and enterprises	$50,678	$1,849	$—	$52,527
States and political subdivisions	19,461	52	(201)	19,312
Residential mortgage-backed securities	685,126	8,659	(2,509)	691,276
Commercial mortgage-backed securities	50,944	2,502	—	53,446
Corporate bonds	265,293	927	(3,199)	263,021
Equity securities	10,574	—	(33)	10,541
	1,082,076	13,989	(5,942)	1,090,123
Held to Maturity
States and political subdivisions	941,273	8,517	(3,481)	946,309
Residential mortgage-backed securities	252,271	14,168	—	266,439
	1,193,544	22,685	(3,481)	1,212,748
Total	$2,275,620	$36,674	$(9,423)	$2,302,871
December 31, 2012
Available for Sale
U.S. Government sponsored agencies and enterprises	$38,605	$2,710	$—	$41,315
States and political subdivisions	679,991	45,571	(543)	725,019
Residential mortgage-backed securities	930,413	14,038	(5,249)	939,202
Commercial mortgage-backed securities	51,100	3,026	—	54,126
Corporate bonds	97,014	213	(553)	96,674
Equity securities	11,398	447	(10)	11,835
	1,808,521	66,005	(6,355)	1,868,171
Held to Maturity
States and political subdivisions	237,563	21,039	—	258,602
Residential mortgage-backed securities	255,858	21,221	—	277,079
	493,421	42,260	—	535,681
Total	$2,301,942	$108,265	$(6,355)	$2,403,852

Securities of states and political subdivisions with a fair value of $656.6 million were transferred from available for sale to held to maturity during the third quarter of 2013, which is the new cost basis. As of the date of the transfer, the resulting unrealized holding gain continues to be reported as a separate component of stockholders’ equity as accumulated other comprehensive income, net of tax. This unrealized gain will be amortized over the remaining life of the securities as a yield adjustment.

We do not have any meaningful direct or indirect holdings of subprime residential mortgage loans, home equity lines of credit, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.

The Company has no direct exposure to the State of Illinois, but approximately 27% of the state and political subdivisions portfolio consists of securities issued by municipalities located in Illinois as of September 30, 2013. Approximately 90% of such securities were general obligation issues as of September 30, 2013.

Unrealized losses on investment securities and the fair value of the related securities at September 30, 2013 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$9,050	$(201)	$—	$—	$9,050	$(201)
Residential mortgage-backed securities	206,562	(2,040)	49,104	(469)	255,666	(2,509)
Corporate bonds	147,181	(3,199)	—	—	147,181	(3,199)
Equity securities	10,541	(33)	—	—	10,541	(33)
	373,334	(5,473)	49,104	(469)	422,438	(5,942)
Held to Maturity
States and political subdivisions	207,613	(3,481)	—	—	207,613	(3,481)
	207,613	(3,481)	—	—	207,613	(3,481)
Totals	$580,947	$(8,954)	$49,104	$(469)	$630,051	$(9,423)

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2012 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$57,540	$(543)	$—	$—	$57,540	$(543)
Residential mortgage-backed securities	270,539	(5,083)	16,434	(166)	286,973	(5,249)
Corporate bonds	58,241	(553)	—	—	58,241	(553)
Equity securities	30	(10)	—	—	30	(10)
Totals	$386,350	$(6,189)	$16,434	$(166)	$402,784	$(6,355)

The total number of security positions in the investment portfolio in an unrealized loss position at September 30, 2013 was 353 compared to 117 at December 31, 2012. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether or not the Company is more likely than not to sell the security before recovery of its cost basis.

As of September 30, 2013, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2013, management believes the impairments detailed in the table above are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal security portfolio would decline substantially if interest rates increase materially.

Net gains (losses) recognized on investment securities available for sale were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Realized gains	$1	$282	$15	$472
Realized losses	—	(1)	(1)	(4)
Impairment charges	—	—	—	(224)
Net gains (losses)	$1	$281	$14	$244

The amortized cost and fair value of investment securities as of September 30, 2013 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$—	$—
Due after one year through five years	319,032	318,598
Due after five years through ten years	7,695	7,711
Due after ten years	8,705	8,551
Equity securities	10,574	10,541
Residential and commercial mortgage-backed securities	736,070	744,722
	1,082,076	1,090,123
Held to maturity:
Due in one year or less	28,222	28,221
Due after one year through five years	245,125	245,545
Due after five years through ten years	122,547	122,533
Due after ten years	545,379	550,010
Residential mortgage-backed securities	252,271	266,439
	1,193,544	1,212,748
Total	$2,275,620	$2,302,871

Investment securities available for sale with carrying amounts of $1.0 billion and $989.6 million at September 30, 2013 and December 31, 2012, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

Note 6.	Loans

Loans consist of the following at (in thousands):

	September 30, 2013	December 31, 2012
Commercial loans	$1,169,009	$1,220,472
Commercial loans collateralized by assignment of lease payments	1,468,814	1,303,020
Commercial real estate	1,638,368	1,761,832
Residential real estate	311,256	314,359
Construction real estate	136,146	110,261
Indirect vehicle	257,740	208,633
Home equity	274,484	305,186
Other consumer loans	57,418	93,317
Gross loans, excluding covered loans	5,313,235	5,317,080
Covered loans	273,497	449,850
Total loans(1)	$5,586,732	$5,766,930
 (1)          Gross loan balances at September 30, 2013 and December 31, 2012 are net of unearned income, including net deferred loan fees of $1.5 million and $1.1 million, respectively.

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

Commercial Loans. Commercial credit is extended primarily to middle market customers. Such credits are typically comprised of working capital loans, loans for physical asset expansion, asset acquisition loans and other business loans. Loans to closely held businesses will generally be guaranteed in full or for a significant amount by the businesses' principal owners. Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for all commercial loan types.

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

Commercial Real Estate Loans. Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

Construction Real Estate Loans. The Company defines construction loans as loans where the loan proceeds are controlled by the Company and used exclusively for the improvement of real estate in which the Company holds a mortgage. Due to the inherent risk in this type of loan, they are subject to other industry specific policy guidelines outlined in the Company's Credit Risk Policy.

Consumer Related Loans. The Company originates direct and indirect consumer loans, including primarily residential real estate, home equity lines and loans, credit cards, and indirect motorcycle loans, using a matrix-based credit analysis as part of the underwriting process. Each loan type has a separate matrix which consists of several factors including debt to income, type of collateral and loan to collateral value, credit history and Company relationship with the borrower. Indirect loan and credit card underwriting involves the use of risk-based pricing in the underwriting process.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2013 and December 31, 2012 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
September 30, 2013
Commercial	$1,158,326	$2,392	$2,580	$5,711	$10,683	$1,169,009
Commercial collateralized by assignment of lease payments	1,455,296	10,761	1,816	941	13,518	1,468,814
Commercial real estate
Healthcare	212,659	—	—	3,164	3,164	215,823
Industrial	371,940	161	2,101	1,394	3,656	375,596
Multifamily	316,495	2,808	—	2,387	5,195	321,690
Retail	344,390	236	449	8,632	9,317	353,707
Office	139,251	412	579	2,106	3,097	142,348
Other	223,385	3,443	229	2,147	5,819	229,204
Residential real estate	298,878	1,103	1,059	10,216	12,378	311,256
Construction real estate	133,742	—	89	2,315	2,404	136,146
Indirect vehicle	255,177	1,638	687	238	2,563	257,740
Home equity	260,055	4,505	2,911	7,013	14,429	274,484
Other consumer	57,357	54	1	6	61	57,418
Gross loans, excluding covered loans	5,226,951	27,513	12,501	46,270	86,284	5,313,235
Covered loans	138,876	12,091	5,681	116,849	134,621	273,497
Total loans (1)	$5,365,827	$39,604	$18,182	$163,119	$220,905	$5,586,732
Nonperforming loan aging	$53,271	$3,596	$6,111	$39,474	$49,181	$102,452
Non-covered loans related to FDIC transactions (2)	$11,339	$222	$146	$6,796	$7,164	$18,503
December 31, 2012
Commercial	$1,215,957	$639	$754	$3,122	$4,515	$1,220,472
Commercial collateralized by assignment of lease payments	1,288,341	11,252	2,847	580	14,679	1,303,020
Commercial real estate
Healthcare	192,039	—	—	3,238	3,238	195,277
Industrial	402,813	548	424	7,700	8,672	411,485
Multifamily	353,966	1,282	—	3,103	4,385	358,351
Retail	375,900	6,933	518	9,331	16,782	392,682
Office	186,665	742	280	1,125	2,147	188,812
Other	210,456	851	1,837	2,081	4,769	215,225
Residential real estate	306,927	382	1,248	5,802	7,432	314,359
Construction real estate	106,158	1,139	97	2,867	4,103	110,261
Indirect vehicle	206,126	1,588	498	421	2,507	208,633
Home equity	291,737	3,557	1,888	8,004	13,449	305,186
Other consumer	93,266	47	—	4	51	93,317
Gross loans, excluding covered loans	5,230,351	28,960	10,391	47,378	86,729	5,317,080
Covered loans	301,260	5,831	7,478	135,281	148,590	449,850
Total loans (1)	$5,531,611	$34,791	$17,869	$182,659	$235,319	$5,766,930
Nonperforming loan aging	$69,836	$3,171	$3,718	$40,261	$47,150	$116,986
Non-covered loans related to FDIC transactions (2)	$12,752	$312	$1,542	$7,115	$8,969	$21,721

(1)          Includes loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.
(2)          Loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
		Loans past due		Loans past due
	Nonaccrual	90 days or more and still accruing	Nonaccrual	90 days or more and still accruing
Commercial	$19,948	$—	$23,886	$229
Commercial collateralized by assignment of lease payments	2,130	215	1,180	222
Commercial real estate:
Healthcare	3,164	—	3,238	—
Industrial	9,754	—	19,179	147
Multifamily	5,087	195	7,225	—
Office	10,916	—	3,263	—
Retail	3,740	—	17,019	—
Other	21,420	—	9,437	—
Residential real estate	13,041	—	10,943	—
Construction real estate	496	—	1,028	—
Indirect vehicle	1,516	—	1,494	—
Home equity	10,818	—	17,486	1,000
Other consumer	12	—	9	1
Total	$102,042	$410	$115,387	$1,599

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company's risk rating system, the Company classifies potential problem and problem loans as “Special Mention,” “Substandard,” and “Doubtful.” Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses that deserve management's close attention are deemed to be Special Mention. Risk ratings are updated at least annually and any time the situation warrants.

Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics. The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of September 30, 2013 and December 31, 2012 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2013
Commercial	$1,091,129	$17,720	$60,160	$—	$1,169,009
Commercial collateralized by assignment of lease payments	1,457,577	4,814	6,423	—	1,468,814
Commercial real estate
Healthcare	188,946	21,556	2,157	3,164	215,823
Industrial	335,274	7,384	32,938	—	375,596
Multifamily	306,691	—	14,999	—	321,690
Retail	324,558	10,373	18,776	—	353,707
Office	132,490	2,732	7,126	—	142,348
Other	201,971	3,088	24,145	—	229,204
Construction real estate	126,902	6,264	2,980	—	136,146
Total	$4,165,538	$73,931	$169,704	$3,164	$4,412,337
December 31, 2012
Commercial	$1,136,294	$33,068	$50,895	$215	$1,220,472
Commercial collateralized by assignment of lease payments	1,292,241	3,322	7,457	—	1,303,020
Commercial real estate
Healthcare	170,265	21,774	—	3,238	195,277
Industrial	355,218	15,243	41,024	—	411,485
Multifamily	318,991	25,297	14,063	—	358,351
Retail	340,919	25,096	26,667	—	392,682
Office	159,056	7,120	22,636	—	188,812
Other	193,824	2,553	18,848	—	215,225
Construction real estate	97,724	552	11,985	—	110,261
Total	$4,064,532	$134,025	$193,575	$3,453	$4,395,585

Approximately $76.5 million and $85.5 million of the substandard and doubtful loans were non-performing as of September 30, 2013 and December 31, 2012, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2013 and December 31, 2012 (in thousands):

	Performing	Non-performing	Total
September 30, 2013
Residential real estate	$298,215	$13,041	$311,256
Indirect vehicle	256,224	1,516	257,740
Home equity	263,666	10,818	274,484
Other consumer	57,406	12	57,418
Total	$875,511	$25,387	$900,898
December 31, 2012
Residential real estate	$303,416	$10,943	$314,359
Indirect vehicle	207,139	1,494	208,633
Home equity	286,700	18,486	305,186
Other consumer	93,307	10	93,317
Total	$890,562	$30,933	$921,495

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
					Three Months Ended		Nine Months Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$6,236	$5,364	$872	$—	$6,509	$—	$7,378	$—
Commercial collateralized by assignment of lease payments	681	681	—	—	666	6	256	6
Commercial real estate:
Healthcare	—	—	—	—	—	—	3,608	—
Industrial	7,547	6,927	620	—	7,902	—	9,316	—
Multifamily	546	546	—	—	665	—	739	—
Retail	3,002	3,002	—	—	3,233	—	3,123	—
Office	685	527	158	—	705	—	986	—
Other	3,149	3,139	10	—	3,353	—	4,785	—
Residential real estate	4,174	3,788	386	—	4,082	—	2,835	—
Construction real estate	—	—	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—	—	—
Home equity	577	577	—	—	577	—	872	—
Other consumer	—	—	—	—	—	—	—	—
With an allowance recorded:
Commercial	14,472	14,472	—	4,389	15,680	—	14,839	—
Commercial collateralized by assignment of lease payments	1,649	1,649	—	285	1,659	109	1,347	158
Commercial real estate:
Healthcare	10,868	3,164	7,704	495	10,869	—	7,302	—
Industrial	2,826	2,826	—	1,047	3,078	—	3,611	—
Multifamily	6,334	5,944	390	1,876	6,408	115	6,642	224
Retail	15,323	13,031	2,292	1,855	13,778	—	13,572	—
Office	3,607	3,214	393	1,047	3,735	—	4,391	—
Other	18,493	18,280	213	1,144	19,790	8	11,104	16
Residential real estate	12,690	12,063	627	3,033	12,494	—	12,965	—
Construction real estate	3,990	1,622	2,368	240	1,736	—	1,938	—
Indirect vehicle	138	106	32	—	146	—	54	—
Home equity	23,171	22,701	470	781	23,558	—	24,341	—
Other consumer	—	—	—	—	—	—	—	—
Total	$140,158	$123,623	$16,535	$16,192	$140,623	$238	$136,004	$404

	December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$10,993	$9,505	$1,488	$—	$14,089	$105
Commercial collateralized by assignment of lease payments	390	390	—	—	278	9
Commercial real estate:
Healthcare	10,943	3,238	7,705	—	2,751	—
Industrial	16,891	14,940	1,951	—	16,374	29
Multifamily	800	800	—	—	1,340	14
Retail	5,372	4,917	455	—	9,241	—
Office	1,568	1,568	—	—	1,151	—
Other	4,860	4,860	—	—	6,005	—
Residential real estate	3,097	2,711	386	—	6,476	—
Construction real estate	—	—	—	—	577	—
Indirect vehicle	—	—	—	—	—	—
Home equity	2,558	2,558	—	—	8,976	—
Other consumer	—	—	—	—	182	—
With an allowance recorded:
Commercial	14,484	14,381	103	3,620	8,455	—
Commercial collateralized by assignment of lease payments	885	885	—	188	1,130	73
Commercial real estate:
Healthcare	—	—	—	—	3,901	—
Industrial	5,525	4,238	1,287	1,255	2,443	—
Multifamily	8,233	7,249	984	2,284	5,847	130
Retail	23,144	17,257	5,887	3,604	10,058	—
Office	1,706	1,695	11	522	1,904	—
Other	4,661	4,577	84	1,263	6,082	16
Residential real estate	10,565	10,565	—	2,858	3,417	—
Construction real estate	4,552	2,167	2,385	497	3,775	—
Indirect vehicle	—	—	—	—	—	—
Home equity	13,765	13,763	2	850	4,800	—
Other consumer	—	—	—	—	—	—
Total	$144,992	$122,264	$22,728	$16,941	$119,252	$376

Impaired loans included accruing restructured loans of $29.9 million and $21.3 million that have been modified and are performing in accordance with those modified terms as of September 30, 2013 and December 31, 2012, respectively.  In addition, impaired loans included $22.3 million and $28.4 million of non-performing, restructured loans as of September 30, 2013 and December 31, 2012, respectively.

Loans may be restructured in an effort to maximize collections from financially distressed borrowers. We use various restructuring techniques, including, but not limited to, deferring past due interest or principal, implementing an A/B note structure, redeeming past due taxes, reducing interest rates, extending maturities and modifying amortization schedules. Residential real estate loans are restructured in an effort to minimize losses while allowing borrowers to remain in their primary residences when possible. Programs that we offer to residential real estate borrowers include the Home Affordable Refinance Program (“HARP”), a restructuring program similar to the Home Affordable Modification Program (“HAMP”) for first mortgage borrowers, the Second Lien Modification Program (“2MP”) and similar programs for home equity borrowers in keeping with the restructuring techniques discussed above.

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year of the restructuring that the historical payment performance has been established. As of September 30, 2013, there were no A/B structures. As of December 31, 2012 there was approximately $3.1 million in recorded investment in relation to one A/B structure.

A loan classified as a troubled debt restructuring will no longer be included in the troubled debt restructuring disclosures in the years after the restructuring if the loan performs in accordance with the terms specified by the restructuring agreement and the interest rate specified in the restructuring agreement represents a market rate at the time of modification. The specified interest rate is considered a market rate when the interest rate is equal to or greater than the rate the Company is willing to accept at the time of restructuring for a new loan with comparable risk. If there are concerns that the borrower will not be able to meet the modified terms of the loan, the loan will continue to be included in the troubled debt restructuring disclosures.

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

The following table presents loans that have been restructured during the three months ended September 30, 2013 (dollars in thousands):

	September 30, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Residential real estate	1	$95	$95	$—
Home equity	1	19	19	—
Total	2	$114	$114	$—
Non-Performing:
Commercial real estate:
Healthcare	1	$3,164	$3,164	$496
Multifamily	1	436	436	119
Retail	1	205	205	56
Residential real estate	1	394	394	—
Indirect vehicle	17	113	89	24
Home equity	5	397	397	—
Total	26	$4,709	$4,685	$695

The following table presents loans that have been restructured during the nine months ended September 30, 2013 (dollars in thousands):

	September 30, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial real estate:
Multifamily	1	$601	$601	$—
Residential real estate	5	854	854	—
Home equity	7	723	723	—
Total	13	$2,178	$2,178	$—
Non-Performing:
Commercial	2	$1,251	$1,251	$673
Commercial real estate:
Healthcare	1	3,164	3,164	496
Industrial	4	2,570	2,570	1,425
Multifamily	2	623	623	169
Retail	3	862	862	235
Other	1	84	84	23
Residential real estate	6	1,149	1,149	—
Indirect vehicle	20	127	103	24
Home equity	25	3,333	3,333	—
Total	64	$13,163	$13,139	$3,045

The following table presents loans that have been restructured during the three months ended September 30, 2012 (dollars in thousands):

	September 30, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Home equity	7	$401	$325	$76
Total	7	$401	$325	$76
Non-Performing:
Commercial collateralized by assignment of lease payments	1	$202	$202	$168
Commercial real estate:
Retail	1	202	202	200
Residential real estate	7	173	68	105
Home equity	5	347	232	115
Total	14	$924	$704	$588

The following table presents loans that have been restructured during the nine months ended September 30, 2012 (dollars in thousands):

	September 30, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial real estate:
Multifamily	1	$155	$155	$—
Retail	1	236	236	—
Residential real estate	2	808	808	—
Home equity	38	6,009	5,933	76
Total	42	$7,208	$7,132	$76
Non-Performing:
Commercial	4	$292	$292	$96
Commercial collateralized by assignment of lease payments	1	202	202	168
Commercial real estate:
Multifamily	1	149	149	40
Retail	4	923	923	232
Other	1	157	157	50
Residential real estate	13	637	401	236
Home equity	34	5,324	4,899	425
Total	58	$7,684	$7,023	$1,247

Of the troubled debt restructurings entered into during the past twelve months, none subsequently defaulted during the nine months ended September 30, 2013.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post restructuring or are placed on non-accrual status.

The following tables present the troubled debt restructurings activity during the nine months ended September 30, 2013 (dollars in thousands):

	Performing	Non-performing
Beginning balance	$21,256	$28,418
Additions	2,178	13,163
Charge-offs	—	(3,127)
Principal payments, net	(883)	(8,008)
Removals	—	(565)
Transfer to other real estate owned	—	(206)
Transfer from/to performing	8,458	1,098
Transfer from/to nonperforming	(1,098)	(8,458)
Ending balance	$29,911	$22,315

Approximately $8.5 million of non-performing troubled debt restructurings were transferred to performing status. A majority of these loans were identified as non-performing troubled debt restructurings during the first half of 2012 and have performed in accordance with the modified terms. The loans continue to be reported as performing troubled debt restructurings. The loans transferred to nonperforming in the table above were restructured in 2010 and 2011.

Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured and the pre-modification recorded investment during the nine months ended September 30, 2013 (dollars in thousands):

	September 30, 2013

	Extended	Extended		Extended
	Maturity,	Maturity, Delay	Extended	Maturity, Delay		Delay in
	Amortization	in Payments and	Maturity and	in Payments and		Payments or
	and Reduction	Reduction of	Reduction of	Reduction of	Extended	Reduction of
	of Interest Rate	Interest Rate	Interest Rate	Amount	Maturity	Interest Rate	Total
Commercial	$42	$—	$1,209	$—	$—	$—	$1,251
Commercial collateralized by assignment of lease payments	—	—	—	—	—	—	—
Commercial real estate:
Healthcare	—	—	—	3,164	—	—	3,164
Industrial	—	—	—	—	2,570	—	2,570
Multifamily	187	—	—	—	601	436	1,224
Retail	256	205	401	—	—	—	862
Office	—	—	—	—	—	—	—
Other	84	—	—	—	—	—	84
Residential real estate	1,386	—	—	—	—	618	2,004
Construction real estate	—	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	127	127
Home equity	1,509	—	708	—	227	1,611	4,055
Other consumer	—	—	—	—	—	—	—
Total	$3,464	$205	$2,318	$3,164	$3,398	$2,792	$15,341

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013 and 2012 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
September 30, 2013
Allowance for credit losses:
Three Months Ended
Beginning balance	$27,277	$8,529	$60,014	$8,121	$8,695	$1,537	$8,206	$1,306	$1,812	$125,497
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	—	—	—	—	—	—
Charge-offs	1,686	—	1,236	713	26	572	437	485	—	5,155
Recoveries	579	—	966	48	420	372	228	74	—	2,687
Provision	(45)	721	(3,983)	347	(735)	293	(152)	368	(118)	(3,304)
Ending balance	$26,125	$9,250	$55,761	$7,803	$8,354	$1,630	$7,845	$1,263	$1,694	$119,725

Nine Months Ended
Beginning balance	$24,943	$7,755	$61,056	$6,941	$11,222	$1,324	$9,401	$1,562	$4,075	$128,279
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	500	—	—	—	(500)	—
Charge-offs	3,030	—	5,131	2,074	855	1,930	2,547	1,501	—	17,068
Recoveries	1,808	1,131	5,353	461	827	1,111	442	185	—	11,318
Provision	2,404	364	(5,517)	2,475	(3,340)	1,125	549	1,017	(1,881)	(2,804)
Ending balance	$26,125	$9,250	$55,761	$7,803	$8,354	$1,630	$7,845	$1,263	$1,694	$119,725
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,389	$285	$7,464	$3,033	$240	$—	$781	$—	$657	$16,849
Collectively evaluated for impairment	20,871	8,965	46,412	4,663	8,114	1,630	7,064	1,263	1,037	100,019
Acquired and accounted for under ASC 310-30 (1)	865	—	1,885	107	—	—	—	—	—	2,857
Total ending allowance balance	$26,125	$9,250	$55,761	$7,803	$8,354	$1,630	$7,845	$1,263	$1,694	$119,725
Loans:
Individually evaluated for impairment	$19,836	$2,330	$60,600	$15,851	$1,622	$106	$23,278	$—	$—	$123,623
Collectively evaluated for impairment	1,134,376	1,466,484	1,577,768	291,699	134,524	257,634	251,206	57,418	—	5,171,109
Acquired and accounted for under ASC 310-30 (1)	35,649	—	159,799	5,982	61,446	—	110	29,014	—	292,000
Total ending loans balance	$1,189,861	$1,468,814	$1,798,167	$313,532	$197,592	$257,740	$274,594	$86,432	$—	$5,586,732

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
September 30, 2012
Allowance for credit losses:
Three Months Ended
Beginning balance	$20,789	$7,490	$68,713	$3,592	$10,586	$1,941	$7,617	$1,028	$7,084	$128,840
Charge-offs	75	—	2,994	474	71	433	1,209	332	—	5,588
Recoveries	306	111	12,893	8	752	224	303	77	—	14,674
Provision	1,181	(149)	(12,253)	738	(393)	288	370	558	(3,340)	(13,000)
Ending balance	$22,201	$7,452	$66,359	$3,864	$10,874	$2,020	$7,081	$1,331	$3,744	$124,926

Nine Months Ended
Beginning balance	$21,106	$7,561	$68,695	$3,935	$15,639	$1,834	$7,333	$695	$9,177	$135,975
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	1,132	—	—	—	(1,132)	—
Charge-offs	2,065	1,720	8,412	1,876	3,951	1,636	3,157	864	—	23,681
Recoveries	2,730	460	16,116	230	1,458	835	423	280	—	22,532
Provision	430	1,151	(10,040)	1,575	(3,404)	987	2,482	1,220	(4,301)	(9,900)
Ending balance	$22,201	$7,452	$66,359	$3,864	$10,874	$2,020	$7,081	$1,331	$3,744	$124,926
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,570	$180	$7,567	$401	$582	$—	$—	$—	$1,726	$13,026
Collectively evaluated for impairment	19,345	7,272	56,851	3,144	10,292	2,020	7,081	1,331	2,018	109,354
Acquired and accounted for under ASC 310-30 (1)	286	—	1,941	319	—	—	—	—	—	2,546
Total ending allowance balance	$22,201	$7,452	$66,359	$3,864	$10,874	$2,020	$7,081	$1,331	$3,744	$124,926

Loans:
Individually evaluated for impairment	$21,537	$1,168	$56,037	$11,127	$2,372	$—	$10,280	$248	$—	$102,769
Collectively evaluated for impairment	1,033,534	1,218,193	1,714,224	293,787	147,500	206,973	304,438	84,403	—	5,003,052
Acquired and accounted for under ASC 310-30 (1)	78,275	—	269,348	7,116	125,515	—	568	38,202	—	519,024
Total ending loans balance	$1,133,346	$1,219,361	$2,039,609	$312,030	$275,387	$206,973	$315,286	$122,853	$—	$5,624,845

(1)  Loans acquired in FDIC-assisted transactions and accounted for under ASC Subtopic 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses.  These acquired loans are segregated into three types: pass rated loans with no discount attributable to credit quality, non-impaired loans with a discount attributable at least in part to credit quality and impaired loans with evidence of significant credit deterioration.

•
Pass rated loans (typically performing loans) are accounted in accordance with ASC 310-30 "Nonrefundable Fees and Other Costs" as these loans do not have evidence of credit deterioration since origination.

•
Non-impaired loans (typically past-due loans, special mention loans and performing substandard loans) are accounted for in accordance with ASC 310-30 as they display at least some level of credit deterioration since origination.

•	Impaired loans (typically substandard loans on non-accrual status) are accounted for in accordance with ASC 310-30 as they display significant credit deterioration since origination.

In accordance with ASC 310-30, for both purchased non-impaired loans and purchased impaired loans, the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

Substantially all of the loans acquired in transactions with the FDIC displayed at least some level of credit deterioration and as such are included as non-impaired and impaired loans as described immediately above.

During the three and nine months ended September 30, 2013 there was a negative provision for credit losses of $1.5 million and $2.5 million, respectively, and net recoveries of $677 thousand and $830 thousand, respectively, in relation to 15 pools of purchased loans with a total carrying amount of $219.1 million as of September 30, 2013. There was $2.9 million in allowance for loan losses related to these purchased loans at September 30, 2013 and $4.5 million at December 31, 2012.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired in FDIC-assisted transactions and accounted for under ASC 310-30 were as follows for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$6,360	$9,411	$5,685	$18,703
Accretion	(2,427)	(3,406)	(2,859)	(12,812)
Other	—	403	1,107	517
Balance at end of period	$3,933	$6,408	$3,933	$6,408

In our FDIC-assisted transactions, the fair value of purchased impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral. The fair value of loans that were non-impaired was determined based on estimates of losses on defaults and other market factors. Due to the loss-share agreements with the FDIC, MB Financial Bank recorded a receivable (FDIC indemnification asset) from the FDIC equal to the present value of the corresponding reimbursement percentages on the estimated losses embedded in the loan portfolio.

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

The carrying amount of covered loans and other purchased non-covered loans at September 30, 2013 consisted of loans as shown in the following table (in thousands):

September 30, 2013	Purchased Impaired Loans	Purchased Non-Impaired Loans	Total
Covered loans:
Commercial related (1)	$11,130	$5,738	$16,868
Commercial	457	3,527	3,984
Commercial real estate	62,576	97,223	159,799
Construction real estate	53,444	8,002	61,446
Other	2,982	28,418	31,400
Total covered loans	$130,589	$142,908	$273,497
Estimated receivable amount from the FDIC under the loss-share agreement (2)	$36	$10,013	$10,049
Non covered loans:
Commercial related (3)	$4,357	$10,440	$14,797
Other	89	3,617	3,706
Total non-covered loans	$4,446	$14,057	$18,503

(1)	Covered commercial related loans include commercial, commercial real estate and construction real estate loans acquired in connection with the Heritage and Benchmark FDIC-assisted transactions.

(2)	Estimated reimbursable amounts from the FDIC under the loss-share agreement exclude $1.0 million in reimbursable amounts related to covered other real estate owned.

(3)	Non covered commercial related loans include commercial, commercial real estate and construction real estate for InBank.

Outstanding balances on purchased loans from the FDIC were $305.0 million and $515.7 million as of September 30, 2013 and December 31, 2012, respectively.  The related carrying amount on loans purchased from the FDIC was $292.0 million and $471.6 million as of September 30, 2013 and December 31, 2012, respectively.

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

The Company's annual assessment date is as of December 31. No impairment losses were recognized during the three or nine months ended September 30, 2013 or 2012. Goodwill is tested for impairment at the reporting unit level. All of our goodwill is allocated to MB Financial, Inc., which is the Company's only applicable reporting unit for purposes of testing goodwill impairment.  The carrying amount of goodwill was $423.4 million at September 30, 2013 and December 31, 2012.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately four years as of September 30, 2013.

The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of September 30, 2013 (in thousands):

Nine Months Ended
September 30,
2013
Balance at beginning of period	$29,512
Amortization expense	(4,595)
Balance at end of period	$24,917

Gross carrying amount	$61,429
Accumulated amortization	(36,512)
Net book value	$24,917

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2013	$1,489
2014	4,748
2015	4,030
2016	3,418
2017	3,071
Thereafter	8,161
$24,917

Note 8.	Deposits

The composition of deposits was as follows (in thousands):

	September 30,	December 31,
	2013	2012
Demand deposit accounts, noninterest bearing	$2,269,367	$2,164,547
NOW and money market accounts	2,680,127	2,747,273
Savings accounts	843,671	811,333
Certificates of deposit, $100,000 or more	838,606	1,020,033
Other certificates of deposit	666,915	799,511
Total	$7,298,686	$7,542,697

Certificates of deposit of $100,000 or more included $238.5 million and $294.2 million of brokered deposits at September 30, 2013 and December 31, 2012, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $100,000 or more.

Note 9.	Short-Term Borrowings

Short-term borrowings were as follows as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013		December 31, 2012
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Customer repurchase agreements	0.22%	$240,600	0.23%	$208,242
Federal Home Loan Bank advances	—%	—	3.58%	12,360
	0.22%	$240,600	0.42%	$220,602

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

The Company had a Federal Home Loan Bank fixed rate advance with a maturity date less than one year of $12.4 million in fixed rate advances at December 31, 2012.

On March 9, 2012, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one month LIBOR + 2.00%. As of September 30, 2013, no amount was outstanding. The line originally matured on March 8, 2013, was renewed and is scheduled to mature on March 7, 2014.

Note 10.	Long-term Borrowings

The Company had Federal Home Loan Bank advances with remaining contractual maturities greater than one year of $4.3 million at September 30, 2013 and December 31, 2012. As of September 30, 2013, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87% and maturities ranging from April 2021 to April 2035.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  The Company may also pledge certain investment securities as collateral for advances based on market value.  As of September 30, 2013 and December 31, 2012, the Company had $7.3 million and $28.4 million, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances.  Additionally, as of September 30, 2013 and December 31, 2012, the Company had $29.2 million and $32.1 million, respectively, of investment securities pledged as collateral for advances from the Federal Home Loan Bank.

The Company had notes payable to banks totaling $17.7 million and $21.1 million at September 30, 2013 and December 31, 2012, respectively, which as of September 30, 2013, were accruing interest at rates ranging from 2.50% to 12.00%.  Lease investments includes equipment with an amortized cost of $25.9 million and $29.7 million at September 30, 2013 and December 31, 2012, respectively, that is pledged as collateral on these notes.

The Company had a $40.0 million 10-year structured repurchase agreement as of September 30, 2013, which bears interest at a fixed rate borrowing of 4.75% and expires in 2016.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2013 (in thousands):

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption on a date no earlier than the call dates noted in the table above.  Prior to these respective redemption dates, the junior subordinated notes could have been redeemed by the Company (in which case the trust preferred securities would also be redeemed) after the occurrence of: certain events that would have a negative tax effect on the Company or the trusts, would cause the trust preferred securities to no longer qualify as Tier 1 capital, or would result in a trust being treated as an investment company.  Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes.  The Company’s obligation under the junior subordinated notes and other relevant trust agreements, in aggregate, constitutes a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust.  The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.  During any such deferral period the Company may not pay cash dividends on its stock and generally may not repurchase its stock.

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

At September 30, 2013 and December 31, 2012, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	September 30, 2013	December 31, 2012
Commitments to extend credit:
Home equity lines	$216,992	$239,771
Other commitments	1,139,255	911,166
Letters of credit:
Standby	70,720	66,247
Commercial	2,705	465

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of September 30, 2013, the maximum remaining term for any standby letters of credit was December 31, 2020.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At September 30, 2013, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $6.7 million to $73.4 million from $66.7 million at December 31, 2012.  Of the $73.4 million in commitments outstanding at September 30, 2013, approximately $52.6 million of the letters of credit have been issued or renewed since December 31, 2012.

Letters of credit issued on behalf of bank customers may be done on either a secured, partially secured or an unsecured basis.  If a letter of credit is secured or partially secured, the collateral can take various forms including bank accounts, investments, fixed assets, inventory, accounts receivable or real estate, among other things.  The Company takes the same care in making credit decisions and obtaining collateral when it issues letters of credit on behalf of its customers as it does when making other types of loans.

As of September 30, 2013, the Company had approximately $1.4 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of September 30, 2013, approximately 27% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of September 30, 2013. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located through the United States.

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Securities Available for Sale. The fair values of securities available for sale are determined by quoted prices in active markets, when available, and classified as Level 1. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities and classified as Level 2. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level 3.

Loans Held for Sale. The fair value of loans held for sale is determined using quoted secondary market prices and classified as level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$52,527	$—	$52,527	$—
States and political subdivisions	19,312	—	19,312	—
Residential mortgage-backed securities	691,276	—	690,546	730
Commercial mortgage-backed securities	53,446	—	53,446	—
Corporate bonds	263,021	—	257,857	5,164
Equity securities	10,541	10,541	—	—
Loans held for sale	1,120	—	1,120	—
Assets held in trust for deferred compensation	10,077	10,077	—	—
Derivative financial instruments	19,112	—	19,112	—
Financial liabilities
Other liabilities (1)	9,892	9,892	—	—
Derivative financial instruments	19,060	—	19,060	—
December 31, 2012
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$41,315	$—	$41,315	$—
States and political subdivisions	725,019	—	725,019	—
Residential mortgage-backed securities	939,202	—	938,354	848
Commercial mortgage-backed securities	54,126	—	54,126	—
Corporate bonds	96,674	—	91,451	5,223
Equity securities	11,835	11,835	—	—
Loans held for sale	7,492	—	7,492	—
Assets held in trust for deferred compensation	7,746	7,746	—	—
Derivative financial instruments	29,096	—	29,096	—
Financial liabilities
Other liabilities (1)	7,746	7,746	—	—
Derivative financial instruments	29,055	—	29,055	—

(1) Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	September 30, 2013	Technique	Input	Range

Residential mortgage-backed securities	$730	Discounted cash flows	Constant pre-payment rates
			(CPR) assumption	1% - 3% CPR
Corporate bonds	5,164	Discounted cash flows	Credit assumption	20% Loss

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2013. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
(in thousands)	2013	2012
Balance, beginning of period	$6,071	$6,992
Other comprehensive income	(59)	89
Principal payments	(118)	(846)
Impairment charge	—	(117)
Balance, ending of period	$5,894	$6,118

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

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

Other Real Estate and Repossessed Vehicles Owned (Foreclosed Assets). Foreclosed assets, upon initial recognition, are measured and reported at fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset. The fair value of foreclosed assets, upon initial recognition, are estimated using Level 3 inputs based on customized discounting criteria.

Non-Financial Long-Lived Assets.  Non-financial long-lived assets, when determined to be impaired, are measured and reported at fair value using Level 3 inputs based on customized discounting criteria.

Assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Financial assets:
Impaired loans	$84,500	$—	$—	$84,500
Non-financial assets:
Foreclosed assets	57,009	—	—	57,009
December 31, 2012
Financial assets:
Impaired loans	$62,258	$—	$—	$62,258
Non-financial assets:
Foreclosed assets	60,228	—	—	60,228
Long-lived assets	2,314	—	—	2,314

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	September 30, 2013	Technique	Input	Range

Impaired loans	$84,500	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	57,009	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

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

Securities held to maturity: The fair values of securities held to maturity are determined by quoted prices in active markets, when available, and classified as Level 1. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities and classified as Level 2. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level 3.

Non-marketable securities - FHLB and FRB Stock: The carrying amounts reported in the balance sheet approximate fair value.

Loans Held for Sale: The fair value of the loans held for sale is determined using quoted secondary market prices and classified as level 2.

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

Junior subordinated notes issued to capital trusts: The fair values of the Company's junior subordinated notes issued to capital trusts are estimated based on the quoted market prices, when available, of the related trust preferred security instruments or are estimated based on the quoted market prices of comparable trust preferred securities.

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

The estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$215,017	$215,017	$215,017	$—	$—
Interest bearing deposits with banks	41,700	41,700	41,700	—	—
Investment securities available for sale	1,090,123	1,090,123	10,541	1,073,688	5,894
Investment securities held to maturity	1,193,544	1,212,748	—	1,212,748	—
Non-marketable securities - FHLB and FRB stock	50,870	50,870	—	—	50,870
Loans held for sale	1,120	1,120	—	1,120	—
Loans, net	5,468,701	5,470,567	—	—	5,470,567
Accrued interest receivable	35,938	35,938	35,938	—	—
Derivative financial instruments	19,112	19,112	—	19,112	—
Financial Liabilities:
Noninterest bearing deposits	$2,269,367	$2,269,367	$2,269,367	$—	$—
Interest bearing deposits	5,029,319	5,039,175	—	—	5,039,175
Short-term borrowings	240,600	240,595	—	—	240,595
Long-term borrowings	62,428	67,425	—	—	67,425
Junior subordinated notes issued to capital trusts	152,065	105,967	—	—	105,967
Accrued interest payable	1,908	1,908	1,908	—	—
Derivative financial instruments	19,060	19,060	—	19,060	—

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$176,010	$176,010	$176,010	$—	$—
Interest bearing deposits with banks	111,533	111,533	111,533	—	—
Investment securities available for sale	1,868,171	1,868,171	11,835	1,850,265	6,071
Investment securities held to maturity	493,421	535,681	—	535,681	—
Non-marketable securities - FHLB and FRB stock	55,385	55,385	—	—	55,385
Loans held for sale	7,492	7,492	—	7,492	—
Loans, net	5,642,726	5,659,598	—	—	5,659,598
Accrued interest receivable	36,040	36,040	36,040	—	—
Derivative financial instruments	29,096	29,096	—	29,096	—
Financial Liabilities:
Non-interest bearing deposits	$2,164,547	$2,164,547	$2,164,547	$—	$—
Interest bearing deposits	5,378,150	5,399,709	—	—	5,399,709
Short-term borrowings	220,602	220,683	—	—	220,683
Long-term borrowings	116,050	117,809	—	—	117,809
Junior subordinated notes issued to capital trusts	152,065	104,009	—	—	104,009
Accrued interest payable	2,828	2,828	2,828	—	—
Derivative financial instruments	29,055	29,055	—	29,055	—

Note 14.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total cost of share-based payment plans during the period	$1,388	$1,080	$3,860	$3,581
Amount of related income tax benefit recognized in income	548	430	1,530	$1,431

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In June 2011, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to add 2,300,000 authorized shares for a total of 8,300,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis.  As of September 30, 2013, there were 1,617,262 shares available for future grants.

Annual equity-based incentive awards are typically granted to selected officers and employees mid-year.  Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant; those option awards generally vest over four years of service and have 10-year contractual terms.  Restricted shares and units typically vest over a two to four year period.  Equity awards may also be granted at other times throughout the year in connection with the recruitment and retention of officers and employees.  Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five year term, which are fully vested on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted shares, which vest one year after the grant date.

The following table summarizes stock options outstanding for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2012	2,739,753	$27.34
Granted	211,501	27.03
Exercised	(330,832)	25.51
Expired or cancelled	(113,290)	30.91
Forfeited	(17,857)	20.18
Options outstanding as of September 30, 2013	2,489,275	$27.44	4.94	$9,407
Options exercisable as of September 30, 2013	1,809,183	$29.72	3.67	$4,764

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

 The following assumptions were used for options granted during the nine months ended September 30, 2013:

September 30,
2013
Risk-free interest rate	1.96%
Expected volatility of Company’s stock	25.60%
Expected dividend yield	1.74%
Expected life of options	5.6 years
Weighted average fair value per option of options granted during the year	$5.97

The total intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 was $929 thousand and $203 thousand, respectively.

The following is a summary of changes in restricted shares and units for the nine months ended September 30, 2013:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Shares Outstanding at December 31, 2012	634,211	$18.82
Granted	270,983	26.91
Vested	(201,178)	16.79
Forfeited	(13,983)	20.52
Shares Outstanding at September 30, 2013	690,033	$22.55

The Company issued 56,752 and 65,333 market-based restricted stock units in 2013 and 2012, respectively, which entitle recipients to shares of common stock at the end of a three year vesting period. Recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over the three year period. The market-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued. A Monte Carlo simulation model was used to value the market-based restricted stock units at the time of issuance.

The Company issued 92,717 shares and 66,193 shares of market-based restricted stock in 2011 and 2010, respectively.  The market component of the vesting terms for each award requires that, for ten consecutive trading days, the closing price of the Company’s stock be at least $27.00 for awards issued in 2011 and $25.80 for awards issued in 2010.  The market components for awards issued in 2011 and 2010 have been satisfied as of September 30, 2013. Awards issued in 2011 will vest in full in 2014, on the third anniversary of the grant date. Awards issued in 2010 vested in full in 2013. A Monte Carlo simulation model was used to value the market-based restricted stock awards at the time of issuance.

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

As of September 30, 2013, there was $14.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At September 30, 2013, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.9 years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable as of September 30, 2013 was approximately $24 thousand, and the net amount payable as of December 31, 2012 was approximately $30 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At September 30, 2013, the Company’s credit exposure relating to interest rate swaps was approximately $17.9 million, which is secured by the underlying collateral on customer loans.

The Company also enters into mortgage banking derivatives which are classified as non-designated derivatives. These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale.

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $248 thousand at September 30, 2013.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

The Company’s derivative financial instruments are summarized below as of September 30, 2013 and December 31, 2012 (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$248	$(26)	$3,707	$(94)
Stand-alone derivative instruments (2)
Interest rate swap contracts	570,472	17,813	460,956	27,740	571,445	(17,875)	462,012	(27,832)
Interest rate options contracts	84,095	307	70,346	157	84,095	(307)	70,346	(157)
Foreign exchange contracts	16,112	912	20,033	1,062	15,536	(818)	19,337	(961)
Mortgage banking derivatives	4,794	80	11,400	137	2,603	(34)	4,000	(11)
Total non-hedging derivative instruments	675,473	19,112	562,735	29,096	673,679	(19,034)	555,695	(28,961)
Total	$675,473	$19,112	$562,735	$29,096	$673,927	$(19,060)	$559,402	$(29,055)

(1) Hedged fixed-rate commercial real estate loans
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in the other income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$(1)	$—	$9	$(36)
Stand-alone derivative instruments
Interest rate swap contracts	7	6	30	19
Interest rate options contracts	—	—	—	—
Foreign exchange contracts	(12)	14	(7)	44
Mortgage banking derivatives	(16)	9	(80)	79
Total non-hedging derivative instruments	(21)	29	(57)	142
Total	$(22)	$29	$(48)	$106

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2013 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$3,483	$—	$3,483	$14,724	$—	$14,724
Foreign currency forward contracts	67	—	67	764	—	764
Mortgage banking derivatives	—	—	—	34	—	34
Total derivatives	3,550	—	3,550	15,522	—	15,522
Repurchase agreements	—	—	—	240,600	—	240,600
Total	$3,550	$—	$3,550	$256,122	$—	$256,122

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$440	$(440)	$—	$—	$12,976	$(440)	$(12,536)	$—
Counterparty B	1,090	(551)	—	539	551	(551)	—	—
Counterparty C	1,570	(1,570)	—	—	1,949	(1,570)	(379)	—
Other counterparties	450	(1)	—	449	46	(1)	—	45
Total derivatives	3,550	(2,562)	—	988	15,522	(2,562)	(12,915)	45
Repurchase agreements	—	—	—	—	240,600	—	(240,600)	—
Total	$3,550	$(2,562)	$—	$988	$256,122	$(2,562)	$(253,515)	$45

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

Our net income is also affected by non-interest income and non-interest expenses.  During the periods under report, non-interest income included revenue from our key fee initiatives: capital markets and international banking fees, commercial deposit and treasury management fees, net lease financing income, trust and asset management fees, and card fees. Non-interest income also included loan service fees, consumer and other deposit service fees, brokerage fees, net gain (loss) on investment securities, increase in cash surrender value of life insurance, net loss on sale of assets, accretion of the FDIC indemnification asset, net gain (loss) recognized on other real estate owned, net gains on sale of loans and other operating income.  During the periods under report, non-interest expenses included salaries and employee benefits, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, other real estate expenses (net of rental income), prepayment fees on interest bearing liabilities and other operating expenses.  Additionally, dividends on preferred shares reduced net income available to common stockholders for the nine months ended September 30, 2012.

Net interest income is affected by changes in the volume and mix of interest earning assets, interest earned on those assets, the volume and mix of interest bearing liabilities and interest paid on those interest bearing liabilities.  Non-interest income and non-interest expenses are impacted by growth of operations and growth in the number of loan and deposit accounts through both acquisitions and core banking business growth.  Growth in operations affects other expenses primarily as a result of additional employee, branch facility and promotional marketing expense.  Growth in the number of loan and deposit accounts affects other income, including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.  Non-performing asset levels impact salaries and benefits, legal expenses and other real estate owned expenses.

The Company had net income and net income available to common stockholders of $24.4 million for the three months ended September 30, 2013 compared to net income and net income available to common stockholders of $23.1 million for the three months ended September 30, 2012. Fully diluted earnings per common share were $0.44 for the three months ended September 30, 2013 compared to $0.42 per common share for the three months ended September 30, 2012.

The Company had net income and net income available to common stockholders of $74.6 million for the nine months ended September 30, 2013 compared to net income of $66.4 million and net income available to common stockholders of $63.1 million for the nine months ended September 30, 2012. Fully diluted earnings per common share were $1.36 for the nine months ended September 30, 2013 compared to $1.16 per common share for the nine months ended September 30, 2012.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which we operate.  This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  Management believes the following policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be critical accounting policies.  Management has reviewed the application of these polices with the Compliance and Audit Committee of our Board of Directors.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At September 30, 2013, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $74.0 million.  See Note 1 and Note 6 of our December 31, 2012 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2012 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2013, the Company had $107 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of September 30, 2013, the Company had approximately $12 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

The Company’s annual assessment date for goodwill impairment testing is as of December 31.  No impairment losses were recognized during the three and nine months ended September 30, 2013 and 2012. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of December 31, 2012 that would indicate impairment of goodwill at September 30, 2013.

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

	Three Months Ended September 30,
(dollars in thousands)	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$5,196,948	$57,325	4.38%	$5,350,911	$65,301	4.85%
Loans exempt from federal income taxes (4)	360,060	4,293	4.67	284,196	3,354	4.62
Taxable investment securities	1,292,366	6,330	1.96	1,418,549	7,287	2.05
Investment securities exempt from federal income taxes (4)	946,396	12,577	5.32	843,908	11,665	5.53
Federal funds sold	6,793	7	0.40	—	—	—
Other interest bearing deposits	316,210	193	0.24	483,622	312	0.26
Total interest earning assets	8,118,773	$80,725	3.94	8,381,186	$87,919	4.17
Non-interest earning assets	1,142,518			1,134,973
Total assets	$9,261,291			$9,516,159
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$2,695,479	$862	0.13%	$2,601,181	$1,026	0.16%
Savings deposit	844,647	137	0.06	796,229	181	0.09
Time deposits	1,572,987	3,434	0.87	2,105,389	6,167	1.17
Short-term borrowings	205,946	112	0.22	233,780	342	0.58
Long-term borrowings and junior subordinated notes	215,041	1,367	2.49	371,057	2,872	3.03
Total interest bearing liabilities	5,534,100	$5,912	0.42	6,107,636	$10,588	0.69
Non-interest bearing deposits	2,258,357			2,020,762
Other non-interest bearing liabilities	171,336			139,915
Stockholders’ equity	1,297,498			1,247,846
Total liabilities and stockholders’ equity	$9,261,291			$9,516,159
Net interest income/interest rate spread (5)		$74,813	3.52%		$77,331	3.48%
Less: taxable equivalent adjustment		5,905			5,256
Net interest income, as reported		$68,908			$72,075
Net interest margin (6)			3.37%			3.42%
Tax equivalent effect			0.29%			0.25%
Net interest margin on a fully tax equivalent basis (6)			3.66%			3.67%

(1)       Non-accrual loans are included in average loans.
(2)       Interest income includes amortization of deferred loan origination fees of $839 thousand and $749 thousand for the three months ended September 30, 2013 and 2012, respectively.
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

Net interest income on a fully tax equivalent basis decreased $2.5 million during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to lower average earning asset balances, as a result of a $254.8 million decrease in covered loans. The net interest margin, expressed on a fully tax equivalent basis, was 3.66% for the third quarter of 2013 and 3.67% for the third quarter of 2012.

	Nine Months Ended September 30,
(dollars in thousands)	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$5,292,496	$173,217	4.38%	$5,446,682	$202,017	4.95%
Loans exempt from federal income taxes (4)	327,618	11,188	4.50	271,297	9,788	4.74
Taxable investment securities	1,383,975	18,749	1.81	1,554,243	27,053	2.32
Investment securities exempt from federal income taxes (4)	930,653	37,537	5.38	798,660	33,268	5.55
Federal funds sold	3,249	9	0.37	—	—	—
Other interest bearing deposits	232,529	420	0.24	329,252	639	0.26
Total interest earning assets	8,170,520	$241,120	3.95	8,400,134	$272,765	4.34
Non-interest earning assets	1,162,210			1,176,758
Total assets	$9,332,730			$9,576,892
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$2,702,567	$2,622	0.13%	$2,619,297	$3,278	0.17%
Savings deposit	835,754	409	0.07	784,706	642	0.11
Time deposits	1,692,760	12,243	0.97	2,219,554	20,272	1.22
Short-term borrowings	195,677	395	0.27	225,390	910	0.54
Long-term borrowings and junior subordinated notes	226,133	4,324	2.52	393,464	9,322	3.11
Total interest bearing liabilities	5,652,891	$19,993	0.47	6,242,411	$34,424	0.74
Non-interest bearing deposits	2,194,648			1,924,656
Other non-interest bearing liabilities	193,203			131,890
Stockholders’ equity	1,291,988			1,277,935
Total liabilities and stockholders’ equity	$9,332,730			$9,576,892
Net interest income/interest rate spread (5)		$221,127	3.48%		$238,341	3.60%
Less: taxable equivalent adjustment		17,054			15,069
Net interest income, as reported		$204,073			$223,272
Net interest margin (6)			3.34%			3.55%
Tax equivalent effect			0.28%			0.24%
Net interest margin on a fully tax equivalent basis (6)			3.62%			3.79%

(1)       Non-accrual loans are included in average loans.
(2)       Interest income includes amortization of deferred loan origination fees of $2.6 million and $2.5 million for the nine months ended September 30, 2013 and 2012, respectively.
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

Net interest income on a fully tax equivalent basis decreased $17.2 million during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to lower average earning asset balances (as a result of a $244.4 million decrease in covered loans) as well as the decline in net interest margin. The net interest margin, expressed on a fully tax equivalent basis, was 3.62% for the nine months ended September 30, 2013 and 3.79% for the nine months ended September 30, 2012. The decrease in margin during 2013 was primarily due to a decrease in yields on loans and investment securities, partially offset by a lower cost of funds.

Non-interest Income

	Three Months Ended September 30,
	2013	2012	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Capital markets and international banking fees	$972	$1,400	$(428)	(30.6)%
Commercial deposit and treasury management fees	6,327	5,860	467	8.0%
Lease financing, net	14,070	9,671	4,399	45.5%
Trust and asset management fees	4,799	4,428	371	8.4%
Card fees	2,745	2,388	357	14.9%
Loan service fees	1,427	1,075	352	32.7%
Consumer and other deposit service fees	3,648	3,786	(138)	(3.6)%
Brokerage fees	1,289	1,185	104	8.8%
Net gain on investment securities	1	281	(280)	99.6%
Increase in cash surrender value of life insurance	851	890	(39)	(4.4)%
Net loss on sale of assets	—	(12)	12	100.0%
Accretion of FDIC indemnification asset	64	204	(140)	(68.6)%
Net loss recognized on other real estate owned	(791)	(3,938)	3,147	79.9%
Net gain on sale of loans	177	575	(398)	(69.2)%
Other operating income	1,337	760	577	75.9%
Total non-interest income	$36,916	$28,553	$8,363	29.3%

Non-interest income increased by $8.4 million, or 29.3%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

•	Net lease financing revenue increased due to the impact of leasing revenues attributed to Celtic (approximately $6 million).

•	Non-interest income was also impacted by lower losses recognized on other real estate owned in the third quarter of 2013 compared to the third quarter of 2012 due to stabilization in appraised values.

	Nine Months Ended September 30,
	2013	2012	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Capital markets and international banking fees	$2,719	$2,700	$19	0.7%
Commercial deposit and treasury management fees	18,322	17,541	781	4.5%
Lease financing, net	45,435	23,963	21,472	89.6%
Trust and asset management fees	14,167	13,367	800	6.0%
Card fees	8,175	6,863	1,312	19.1%
Loan service fees	4,349	3,409	940	27.6%
Consumer and other deposit service fees	10,487	10,773	(286)	(2.7)%
Brokerage fees	3,680	3,704	(24)	(0.6)%
Net gain on investment securities	14	244	(230)	94.3%
Increase in cash surrender value of life insurance	2,537	2,677	(140)	(5.2)%
Net loss on sale of assets	—	(37)	37	100.0%
Accretion of FDIC indemnification asset	307	901	(594)	(65.9)%
Net gain (loss) recognized on other real estate owned	894	(15,968)	16,862	105.6%
Net gain on sale of loans	1,322	1,503	(181)	(12.0)%
Other operating income	3,835	3,674	161	4.4%
Total non-interest income	$116,243	$75,314	$40,929	54.3%

Non-interest income increased by $40.9 million, or 54.3%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, driven by revenue from our key fee initiatives.

•
Net lease financing income increased due to the impact of leasing revenues attributable to Celtic (approximately $19 million), as well as an increase in remarketing gains and fees from the sale of equipment maintenance contracts.

•	Non-interest income was also impacted by gains recognized on other real estate owned in 2013, compared to losses recognized on other real estate owned during 2012.

•	Card fee income increased due to fees earned on prepaid, debit and credit cards.

Non-interest Expenses

	Three Months Ended September 30,
	2013	2012	Increase/ (Decrease)	Percentage Change
Non-interest expenses (in thousands):
Salaries and employee benefits	$44,918	$42,083	$2,835	6.7%
Occupancy and equipment expense	8,797	8,274	523	6.3%
Computer services and telecommunication expense	4,870	3,777	1,093	28.9%
Advertising and marketing expense	1,917	1,936	(19)	(1.0)%
Professional and legal expense	3,102	1,554	1,548	99.6%
Other intangibles amortization expense	1,513	1,251	262	20.9%
Branch impairment charges	—	758	(758)	(100.0)%
Other real estate expense, net	240	874	(634)	(72.5)%
Prepayment fees on interest bearing liabilities	—	12,682	(12,682)	(100.0)%
Other operating expenses	10,117	7,976	2,141	26.8%
Total non-interest expenses	$75,474	$81,165	$(5,691)	(7.0)%

Non-interest expenses decreased by $5.7 million, or 7.0%, for the three months ended September 30, 2013 from the three months ended September 30, 2012.

•	Prepayment fees of $12.7 million related to the early redemption of interest bearing liabilities were recognized in the third quarter of 2012.

•	Salaries and employee benefits increased due to annual salary increases and the impact of Celtic.

•	Other operating expenses were higher as a result of an increase in the clawback liability related to our loss share agreements with the FDIC recorded during the third quarter of 2013.

•	Professional and legal expense increased due to merger related expenses related to fairness opinion, legal and consulting expenses.

•	Computer services and telecommunication expense increased due to an increased investment in security, storage and our key fee initiatives.

	Nine Months Ended September 30,
	2013	2012	Increase/ (Decrease)	Percentage Change
Non-interest expenses (in thousands):
Salaries and employee benefits	$132,341	$122,658	$9,683	7.9%
Occupancy and equipment expense	27,609	27,032	577	2.1%
Computer services and telecommunication expense	13,374	11,339	2,035	17.9%
Advertising and marketing expense	6,187	5,848	339	5.8%
Professional and legal expense	5,750	4,470	1,280	28.6%
Other intangibles amortization expense	4,595	3,759	836	22.2%
Branch impairment charges	—	758	(758)	(100.0)%
Other real estate expense, net	572	2,541	(1,969)	(77.5)%
Prepayment fees on interest bearing liabilities	—	12,682	(12,682)	(100.0)%
Other operating expenses	28,413	24,243	4,170	17.2%
Total non-interest expenses	$218,841	$215,330	$3,511	1.6%

Non-interest expenses increased by $3.5 million, or 1.6%, for the nine months ended September 30, 2013 from the nine months ended September 30, 2012.

•	Prepayment fees of $12.7 million related to the early redemption of interest bearing liabilities were recognized in the third quarter of 2012.

•	Salaries and employee benefits increased due to annual salary increases and the impact of Celtic.

•	Other operating expenses were higher as a result of an increase in the clawback liability related to our loss share agreements with the FDIC recorded during the nine months ended September 30, 2013.

•	Computer services and telecommunication expenses increased due primarily to an increased investment in security, storage and our key fee initiatives.

•	Other real estate expense decreased due to fewer OREO properties in 2013.

Income Taxes

Income tax expense for the three months ended September 30, 2013 and 2012 was $9.3 million. Income tax expense for the nine months ended September 30, 2013 was $29.7 million compared to income tax expense of $26.8 million for the nine months ended September 30, 2012.  The increase was primarily due to an increase in our pre-tax income during the nine months ended September 30, 2013.

Balance Sheet

Total assets decreased $314.2 million, or 3.3%, from $9.6 billion at December 31, 2012 to $9.3 billion at September 30, 2013.  Investment securities decreased $82.4 million, or 3.4%, from December 31, 2012 to September 30, 2013 mostly as a result of the principal payments received on mortgage-backed securities that were not reinvested in the portfolio. Over the past year, we changed the mix of our investment securities portfolio by allocating a larger portion of the portfolio to municipal securities and corporate bonds.

Total loans excluding covered loans decreased by $3.8 million to $5.3 billion at September 30, 2013 from December 31, 2012. Our loan portfolio mix improved over the past twelve months from the standpoint of lowering our real estate-related exposure, as commercial and lease loan balances increased while commercial real estate and construction loan balances decreased.

Total liabilities decreased by $347.9 million, or 4.2%, from $8.3 billion at December 31, 2012 to $7.9 billion at September 30, 2013. Total deposits decreased by $244.0 million, or 3.2%, to $7.3 billion at September 30, 2013 from December 31, 2012 due to the decline in certificates of deposits. Total borrowings decreased by $33.6 million, or 6.9%, to $455.1 million at September 30, 2013. The decrease in total borrowings was primarily due to the prepayment of the $50.0 million subordinated debt facility in the first quarter of 2013.

Total stockholders’ equity increased $33.7 million to $1.3 billion at September 30, 2013 compared to December 31, 2012 primarily as a result of our earnings for the nine months ended September 30, 2013 partly offset by dividends and the decrease in accumulated other comprehensive income.

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	September 30, 2013		December 31, 2012		September 30, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$50,678	$52,527	$38,605	$41,315	$39,233	$42,187
States and political subdivisions	19,461	19,312	679,991	725,019	620,489	668,966
Residential mortgage-backed securities	685,126	691,276	930,413	939,202	1,009,509	1,021,983
Commercial mortgage-backed securities	50,944	53,446	51,100	54,126	51,156	53,979
Corporate bonds	265,293	263,021	97,014	96,674	16,617	16,626
Equity securities	10,574	10,541	11,398	11,835	10,644	11,231
	1,082,076	1,090,123	1,808,521	1,868,171	1,747,648	1,814,972
Held to maturity
States and political subdivisions	941,273	946,309	237,563	258,602	238,211	259,950
Residential mortgage-backed securities	252,271	266,439	255,858	277,079	257,640	277,039
	1,193,544	1,212,748	493,421	535,681	495,851	536,989
Total	$2,275,620	$2,302,871	$2,301,942	$2,403,852	$2,243,499	$2,351,961

Securities of states and political subdivisions with a fair value of $656.6 million were transferred from available for sale to held to maturity during the third quarter of 2013, which is the new cost basis. As of the date of the transfer, the resulting unrealized holding gain continues to be reported as a separate component of stockholders’ equity as accumulated other comprehensive income, net of tax. This unrealized gain will be amortized over the remaining life of the securities as a yield adjustment.

We do not have any meaningful direct or indirect holdings of subprime residential mortgage investment securities, home equity lines of credit investment securities, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	September 30, 2013		December 31, 2012		September 30, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial related credits:
Commercial loans	$1,169,009	21%	$1,220,472	21%	$1,073,981	19%
Commercial loans collateralized by assignment of lease payments	1,468,814	26	1,303,020	23	1,219,361	22
Commercial real estate	1,638,368	29	1,761,832	30	1,770,261	31
Construction real estate	136,146	2	110,261	2	149,872	3
Total commercial related credits	4,412,337	78	4,395,585	76	4,213,475	75
Other loans:
Residential real estate	311,256	6	314,359	5	308,866	5
Indirect vehicle	257,740	5	208,633	4	206,973	3
Home equity	274,484	5	305,186	5	314,718	6
Other consumer loans	57,418	1	93,317	2	84,651	2
Total other loans	900,898	17	921,495	16	915,208	16
Gross loans excluding covered loans	5,313,235	95	5,317,080	92	5,128,683	91
Covered loans (1)	273,497	5	449,850	8	496,162	9
Total loans (2)	$5,586,732	100%	$5,766,930	100%	$5,624,845	100%

(1)	Loans that MB Financial Bank will share losses with the FDIC are referred to as “covered loans.”

(2)
Gross loan balances at September 30, 2013, December 31, 2012, and September 30, 2012 are net of unearned income, including net deferred loans fees of $1.5 million, $1.1 million, and $955 thousand, respectively.

Our loan portfolio mix improved over the past twelve months from the standpoint of lowering our real estate-related exposure, as commercial and lease loan balances increased by 15.0% while commercial real estate and construction loan balances decreased by 7.6%.

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

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2013	December 31, 2012	September 30, 2012
Non-performing loans:
Non-accruing loans	$102,042	$115,387	$104,813
Loans 90 days or more past due, still accruing interest	410	1,599	470
Total non-performing loans	102,452	116,986	105,283
Other real estate owned	31,356	36,977	42,427
Repossessed assets	861	773	113
Total non-performing assets	$134,669	$154,736	$147,823
Total allowance for loan losses	$118,031	$124,204	$121,182
Accruing restructured loans (1)	29,911	21,256	17,929
Total non-performing loans to total loans	1.83%	2.03%	1.87%
Total non-performing assets to total assets	1.45	1.62	1.56
Allowance for loan losses to non-performing loans	115.21	106.17	115.10

(1)	Accruing restructured loans consists primarily of residential real estate and home equity loans that have been modified and are performing in accordance with those modified terms.

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

Non-performing assets consists of non-performing loans as well as other repossessed assets and other real estate owned.  Other real estate owned represents properties acquired through foreclosure or other proceedings and is recorded at fair value less the estimated cost of disposal at the date of acquisition.  Other real estate owned is evaluated regularly to ensure that the recorded amount is supported by its current fair value.  Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary.  Gains and losses and changes in valuations on other real estate owned are included in other income.  Expenses, net of rental income, from the operations of other real estate owned are reflected as a separate line item on the income statement.  Other repossessed assets primarily consist of repossessed vehicles.  Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued.  Once the Bank obtains title, repossessed vehicles are not included in loans, but are classified as “other assets” on the consolidated balance sheets.  The typical holding period for resale of a repossessed automobile is less than 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period.  The typical holding period for motorcycles can be more than 90 days, as the average motorcycle re-sale period is longer than the average automobile re-sale period.  The longer average period for motorcycles is a result of cyclical trends in the motorcycle market.

Other real estate owned that is related to our FDIC-assisted transactions is excluded from non-performing assets.  Other real estate owned related to the Heritage, Benchmark, Broadway, and New Century transactions, which totaled $23.9 million and $21.4 million at September 30, 2013 and December 31, 2012, respectively, is subject to the loss-share agreements with the FDIC.  See Note 6 of the notes to our consolidated financial statements for further information.

The following table presents a summary of other real estate owned (“OREO”), excluding assets related to FDIC-assisted transactions, for the nine months ended September 30, 2013 and 2012 (in thousands):

	September 30,
	2013	2012
Beginning balance	$36,977	$78,452
Transfers in at fair value less estimated costs to sell	6,060	2,724
Capitalized OREO costs	53	2,304
Fair value adjustments	80	(13,919)
Net gains on sales of OREO	977	1,264
Cash received upon disposition	(12,791)	(28,398)
Ending balance	$31,356	$42,427

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

	September 30, 2013	December 31, 2012

Commercial loans	$40,500	$27,224
Commercial loans collateralized by assignment of lease payments	4,293	6,375
Commercial real estate	49,133	66,996
Construction real estate	2,484	10,958
Total	$96,410	$111,553

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

Commercial Related General Loss Reserve.  We maintain a general loan loss reserve for the four categories of commercial-related loans in our portfolio: commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans.

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

The commercial related general loss reserve was $87.1 million as of September 30, 2013 and $91.7 million as of December 31, 2012. The reduction in the general loss reserve was a result in the improvement of credit quality of performing commercial related loans. Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

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

The total commercial related specific reserves component of the allowance decreased from $13.2 million as of December 31, 2012 to $12.4 million as of September 30, 2013.

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $18.5 million at September 30, 2013 and $19.2 million at December 31, 2012.

We consistently apply our methodology for determining the appropriateness of the allowance for loan losses but may adjust our methodologies and assumptions based on historical information related to charge-offs and management's evaluation of the loan portfolio. In this regard, we periodically review the following to validate our allowance for loan losses: historical net charge-offs as they relate to prior periods' allowance for loan loss, comparison of historical loan migration in past years compared to the current year, overall credit trends and ratios and any significant changes in loan concentrations. In reviewing this data, we adjust qualitative factors within our allowance methodology to appropriately reflect any changes warranted by the validation process.

The following table presents an analysis of the allowance for loan losses for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$125,497	$128,840	$128,279	$135,975
Provision for credit losses	(3,304)	(13,000)	(2,804)	(9,900)
Charge-offs:
Commercial loans	1,686	75	3,030	2,065
Commercial loans collateralized by assignment of lease payments	—	—	—	1,720
Commercial real estate	1,236	2,994	5,131	8,412
Construction real estate	26	71	855	3,951
Residential real estate	713	474	2,074	1,876
Home equity	437	1,209	2,547	3,157
Indirect vehicles	572	433	1,930	1,636
Other consumer loans	485	332	1,501	864
Total charge-offs	5,155	5,588	17,068	23,681
Recoveries:
Commercial loans	579	306	1,808	2,730
Commercial loans collateralized by assignment of lease payments	—	111	1,131	460
Commercial real estate	966	12,893	5,353	16,116
Construction real estate	420	752	827	1,458
Residential real estate	48	8	461	230
Home equity	228	303	442	423
Indirect vehicles	372	224	1,111	835
Other consumer loans	74	77	185	280
Total recoveries	2,687	14,674	11,318	22,532
Net charge-offs	2,468	(9,086)	5,750	1,149
Allowance for credit losses	119,725	124,926	119,725	124,926
Allowance for unfunded credit commitments	(1,694)	(3,744)	(1,694)	(3,744)
Allowance for loan losses	$118,031	$121,182	$118,031	$121,182
Total loans	$5,586,732	$5,624,845	$5,586,732	$5,624,845
Ratio of allowance to total loans	2.11%	2.15%	2.11%	2.15%
Ratio of net charge-offs to average loans	0.18	(0.64)	0.14	0.03

Net charge-offs of $5.8 million were recorded in the nine months ended September 30, 2013 compared to net charge-offs of $1.1 million in the nine months ended September 30, 2012. The negative provision for credit losses was $2.8 million for the nine months ended September 30, 2013 compared to a negative provision of $9.9 million for the nine months ended September 30, 2012.

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

Lease investments by categories follow (in thousands):

	September 30, 2013	December 31, 2012	September 30, 2012
Direct finance leases:
Minimum lease payments	$133,438	$90,160	$49,395
Estimated unguaranteed residual values	12,660	11,140	5,919
Less: unearned income	(11,270)	(7,135)	(4,538)
Direct finance leases (1)	$134,828	$94,165	$50,776
Leveraged leases:
Minimum lease payments	$151,541	$154,549	$27,072
Estimated unguaranteed residual values	21,428	23,586	2,606
Less: unearned income	(4,981)	(2,879)	(2,397)
Less: related non-recourse debt	(143,759)	(145,719)	(25,655)
Leveraged leases (1)	$24,229	$29,537	$1,626
Operating leases:
Equipment, at cost	$202,879	$222,083	$206,798
Less accumulated depreciation	(90,388)	(92,260)	(93,618)
Lease investments, net	$112,491	$129,823	$113,180

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

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $17.7 million at September 30, 2013 and $21.1 million at December 31, 2012.

At September 30, 2013, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2013	$2,210	$3,096	$3,539	$8,845
2014	3,501	6,165	10,864	20,530
2015	2,596	5,730	8,242	16,568
2016	2,485	4,022	8,349	14,856
2017	921	1,620	6,285	8,826
Thereafter	947	795	2,659	4,401
	$12,660	$21,428	$39,938	$74,026

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.  To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees participate.  Often, there are several individual lease schedules under one master lease.  There were 3,560 leases at September 30, 2013 compared to 3,464 at December 31, 2012.  The average residual value per lease schedule was approximately $21 thousand at September 30, 2013 and $22 thousand at December 31, 2012.  The average residual value per master lease schedule was approximately $80 thousand at September 30, 2013 and $79 thousand at December 31, 2012, respectively.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities were $126.3 million for the nine months ended September 30, 2013 compared to net cash flows provided by operating activities of $112.5 million for the nine months ended September 30, 2012.  The change is due to the increase in earnings for the nine months ended September 30, 2013.

Cash used in investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the nine months ended September 30, 2013, the Company had net cash flows provided by investing activities of $139.0 million compared to net cash flows provided by investing activities of $554.3 million for the nine months ended September 30, 2012.  The change was primarily due to more purchases of investment securities and a smaller decrease in loans as well as lower proceeds from FDIC related covered assets.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the nine months ended September 30, 2013, the Company had net cash flows used in financing activities of $296.2 million compared to net cash flows used in financing activities of $454.7 million for the nine months ended September

30, 2012.  The change in cash flows from financing activities was primarily due to the repurchase of preferred shares in the first quarter of 2012 and repayment of borrowings.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at September 30, 2013, there were no firm lending commitments in place, management believes that we could borrow approximately $280 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago (FHLB).  As of September 30, 2013, the Company had $4.3 million outstanding in FHLB advances, and could borrow an additional amount of approximately $517 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of September 30, 2013, the Company had approximately $1.2 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. In addition, the Company has a $35.0 million unsecured line of credit with a correspondent bank. As of September 30, 2013, no amount was outstanding. The holding company had $94.5 million in cash as of September 30, 2013.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations at September 30, 2013 as compared to December 31, 2012.

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

At September 30, 2013, the Company’s total risk-based capital ratio was 16.70%, Tier 1 capital to risk-weighted assets ratio was 15.44% and Tier 1 capital to average asset ratio was 11.39%. MB Financial Bank’s total risk-based capital ratio was 15.15%, Tier 1 capital to risk-weighted assets ratio was 13.90% and Tier 1 capital to average asset ratio was 10.24%. MB Financial Bank was categorized as “Well-Capitalized” at September 30, 2013 under the regulations of the Office of the Comptroller of the Currency.

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
Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from the pending MB Financial-Taylor Capital merger and our other merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) requisite stockholder and regulatory approvals for the MB Financial-Taylor Capital merger might not be obtained; (3) the possibility that the expected benefits of the FDIC-assisted and other transactions we previously completed will not be realized; (4) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (5) results of examinations by the Office of Comptroller of Currency, the Federal Reserve Board and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (6) competitive pressures among depository institutions; (7) interest rate movements and their impact on customer behavior and net interest margin; (8) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (9) fluctuations in real estate values; (10) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market-place; (11) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (12) our ability to access cost-effective funding; (13) changes in financial markets; (14) changes in economic conditions in general and in the Chicago metropolitan area in particular; (15) the costs, effects and outcomes of litigation; (16) new legislation or regulatory changes, including but not limited to the Dodd-Frank Act and regulations adopted thereunder, changes in capital requirements pursuant to the Dodd-Frank Act and the implementation of the Basel III capital standards, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (17) changes in accounting principles, policies or guidelines; (18) our future acquisitions of other depository institutions or lines of business; and (19) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.
We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Asset Liability Management

Market Risk.  Market risk is the risk that the market value or estimated fair value of our assets, liabilities, and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that our net income will be significantly reduced by interest rate changes.  Market risk is managed operationally in our Treasury Group and is addressed through a selection of funding and hedging instruments supporting balance sheet growth, as well as monitoring our asset investment strategies.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2013 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2013 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10%, and 5%, respectively, in the first three months, 12%, 26%, and 15%, respectively, in the next nine months, 51%, 58%, and 58%, respectively, from one year to five years, and 33%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$40,533	$697	$470	$—	$41,700
Federal funds sold	47,500	—	—	—	47,500
Investment securities	184,266	236,153	1,255,446	658,672	2,334,537
Loans held for sale	1,120	—	—	—	1,120
Loans, including covered loans	2,345,712	1,150,942	2,010,861	79,217	5,586,732
Total interest earning assets	$2,619,131	$1,387,792	$3,266,777	$737,889	$8,011,589
Interest Bearing Liabilities:
NOW and money market deposit accounts	$205,223	$554,222	$1,486,289	$434,393	$2,680,127
Savings deposits	46,215	130,279	479,166	188,011	843,671
Time deposits	349,155	704,575	396,892	54,899	1,505,521
Short-term borrowings	24,060	62,556	139,548	14,436	240,600
Long-term borrowings	2,525	6,638	50,845	2,420	62,428
Junior subordinated notes issued to capital trusts	152,065	—	—	—	152,065
Total interest bearing liabilities	$779,243	$1,458,270	$2,552,740	$694,159	$5,484,412
Rate sensitive assets (RSA)	$2,619,131	$4,006,923	$7,273,700	$8,011,589	$8,011,589
Rate sensitive liabilities (RSL)	779,243	2,237,513	4,790,253	5,484,412	5,484,412
Cumulative GAP (GAP=RSA-RSL)	1,839,888	1,769,410	2,483,447	2,527,177	2,527,177
RSA/Total assets	28.29%	43.28%	78.57%	86.54%	86.54%
RSL/Total assets	8.42	24.17	51.74	59.24	59.24
GAP/Total assets	19.87	19.11	26.83	27.30	27.30
GAP/RSA	70.25	44.16	34.14	31.54	31.54

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over Once Year Horizon
Changes in	September 30, 2013		December 31, 2012
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$8,789	3.22%	$7,932	2.72%
+ 1.00%	4,709	1.73	4,174	1.43
- 1.00%	(5,568)	(2.07)	(3,915)	(1.34)

In the interest rate sensitivity table above, changes in net interest income between September 30, 2013 and December 31, 2012 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to certificates of deposit in a rising rate environment.

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

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2013 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended September 30, 2013, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.        OTHER INFORMATION

Item 1.	Legal Proceedings

On July 26, 2013, a class action complaint, captioned James Sullivan v. Taylor Capital Group, Inc., et al., was filed under Case No. 2013-CH-17751 in the Circuit Court of Cook County, Illinois, against Taylor Capital, its directors and MB Financial challenging the pending MB Financial/Taylor Capital merger. On August 8, 2013, a second class action complaint, captioned Dennis Panozzo v Taylor Capital Group, Inc., et. al., was filed under Case No. 2013-CH-18546 in the Circuit Court of Cook County, Illinois, against these same defendants. Subsequently, the two cases were consolidated pursuant to court order under the first-filed Sullivan case number. A consolidated amended complaint was filed on October 24, 2013. The lawsuits allege, among other things, that the Taylor Capital directors breached their fiduciary duties to Taylor Capital and its stockholders by agreeing to the proposed merger at an unfair price pursuant to a flawed sales process, by agreeing to terms with MB Financial that discouraged other bidders and by not providing material information necessary for Taylor Capital stockholders to make an informed vote on the transaction. Plaintiffs further allege that certain Taylor Capital directors and officers were not independent or disinterested with respect to the merger. Plaintiffs also allege that MB Financial aided and abetted the Taylor Capital directors’ breaches of fiduciary duties. The complaints seek, among other things, an order enjoining the defendants from consummating the merger, as well as attorneys’ and experts’ fees and certain other damages. MB Financial believes that the actions against it are without merit and intends to vigorously defend itself against such actions.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the following:

The success of our pending acquisition of Taylor Capital is dependent on uncertain factors.

The success of our pending acquisition of Taylor Capital, whereby Taylor Capital would be merged with MB Financial, Inc. and Taylor Capital's subsidiary bank, Cole Taylor Bank, would be merged with MB Financial Bank, is subject to a number of uncertain factors, including, but not limited to:

•
obtaining the requisite regulatory approvals in order to consummate the transactions. MB Financial and Taylor Capital must obtain approvals from the Federal Reserve Board and the Office of the Comptroller of the Currency. Other approvals, waivers or consents from regulators may also be required. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the transactions. It is a condition to each company’s obligation to complete the merger that the requisite regulatory approvals be obtained without the imposition of any condition or restriction that would reasonably be expected to have a material adverse effect on, or materially and adversely affect the economic benefits to be realized by MB Financial (as the surviving corporation of the merger) and its subsidiaries, taken as a whole, after giving effect to the merger;

•	obtaining the requisite stockholder approvals from the MB Financial and Taylor Capital stockholders;

•
our ability to realize expected revenues, cost savings, synergies and other benefits from the acquisition within the expected time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; and

•	the credit quality of loans and other assets acquired from Taylor Capital.

MB Financial and Taylor Capital have operated and, until the completion of the acquisition, will continue to operate, independently. The success of the acquisition, including anticipated benefits and cost savings, will depend, in part, on MB Financial’s ability to successfully combine the businesses of MB Financial and Taylor Capital. To realize these anticipated benefits and cost savings, after the completion of the acquisition, MB Financial expects to integrate Taylor Capital’s business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect MB Financial’s ability to successfully conduct its business in the markets in which Taylor Capital now operates, which could have an adverse effect on MB Financial’s financial results and the value of its common stock. If MB Financial experiences difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause MB Financial and/or Taylor Capital to lose customers or cause customers to close their accounts with MB Financial and/or Taylor Capital and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended September 30, 2013 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 — July 30, 2013	52,124	$29.17	—	1,000,000
August 1, 2013 — August 31, 2013	333	27.43	—	1,000,000
September 1, 2013 — September 30, 2013	14,570	27.43	—	1,000,000
Total	67,027	$28.78	—

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

MB FINANCIAL, INC.
(registrant)

Date:	October 30, 2013	By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2013	By:	/s/Jill E. York
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

101
The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith