Form 10-K
period 2013-12-31
MB FINANCIAL INC /MD
filed 2014-02-21
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," “accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $1,421,825,010 as of June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates.”

There were issued and outstanding 54,962,647 shares of the Registrant’s common stock as of February 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s 2014 Annual Meeting of Stockholders.	Part III

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2013

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from the pending MB Financial-Taylor Capital merger and our other merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the requisite stockholder and regulatory approvals for the MB Financial-Taylor Capital merger might not be obtained; (3) the possibility that the expected benefits of the FDIC-assisted and other transactions we previously completed will not be realized; (4) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (5) results of examinations by the Office of Comptroller of Currency, the Federal Reserve Board and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (6) competitive pressures among depository institutions; (7) interest rate movements and their impact on customer behavior and net interest margin; (8) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (9) fluctuations in real estate values; (10) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market-place; (11) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (12) our ability to access cost-effective funding; (13) changes in financial markets; (14) changes in economic conditions in general and in the Chicago metropolitan area in particular; (15) the costs, effects and outcomes of litigation; (16) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") and regulations adopted thereunder, changes in capital requirements pursuant to the Dodd-Frank Act and the implementation of the Basel III capital standards, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (17) changes in accounting principles, policies or guidelines; (18) our future acquisitions of other depository institutions or lines of business; and (19) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

General

MB Financial, Inc., headquartered in Chicago, Illinois, is a financial holding company with banking offices located primarily in the Chicago area.  The words “MB Financial,”  “the Company,” “we,” “our” and “us” refer to MB Financial, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.  Our primary market is the Chicago metropolitan area, in which we operate 84 banking offices through our bank subsidiary, MB Financial Bank, N.A. (MB Financial Bank). Through MB Financial Bank, we offer a broad range of financial services primarily to small and middle market businesses and individuals in the markets that we serve.  Our primary lines of business include commercial banking, leasing, retail banking and wealth management.  As of December 31, 2013, on a consolidated basis, we had total assets of $9.6 billion, deposits of $7.4 billion, stockholders’ equity of $1.3 billion, and client assets under management of $3.2 billion in our Wealth Management Group (including $2.0 billion in our trust department and $1.2 billion in our majority-owned asset management firm, Cedar Hill Associates LLC).

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

For the Heritage, Benchmark, New Century and Broadway transactions, MB Financial Bank entered into loss-share agreements with the FDIC.  Under the loss-share agreements, MB Financial Bank shares with the FDIC in the losses on assets (generally loans and other real estate owned referred to as “covered loans” and “covered other real estate owned”) covered under the agreements for specified time periods (generally ten years for single family residential real estate loans and five years for commercial loans), after which MB Financial Bank will absorb 100% of any losses. See “Item 1A. Risk Factors-Our participation in the loss-share agreements with the FDIC requires that we follow certain servicing procedures, and the terms of certain loans may exceed the coverage periods under the loss-share agreements.”

On December 28, 2012, MB Financial Bank acquired Celtic Leasing Corp. (“Celtic”), a privately held, mid-ticket equipment leasing company. See Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

On July 14, 2013, the Company and Taylor Capital Group, Inc. (“Taylor Capital”) entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby the Company will acquire Taylor Capital. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Taylor Capital will merge with and into the Company, with the Company as the surviving corporation in the merger. Immediately following the Merger, Taylor Capital's wholly owned bank subsidiary, Cole Taylor Bank, will merge with the Company's wholly owned bank subsidiary, MB Financial Bank. Cole Taylor Bank is a commercial bank headquartered in Chicago with $5.7 billion in assets, $3.6 billion in loans and $3.7 billion in deposits as of December 31, 2013. The merger is subject to regulatory approvals, approval by the Company's stockholders, approval by Taylor Capital stockholders and certain other customary closing conditions and is expected to close in the first half of 2014. See Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

MB Financial Bank Subsidiaries

MB Financial Bank, our largest subsidiary, has two wholly owned subsidiaries with significant operating activities: LaSalle Systems Leasing, Inc. ("LaSalle") and Celtic. MB Financial Bank also has a majority owned subsidiary with significant operating activities, Cedar Hill Associates, LLC ("Cedar Hill").

LaSalle, which we acquired in 2002, focuses on leasing technology-related equipment to middle market and larger businesses located throughout the United States.  LaSalle also specializes in brokering third party equipment maintenance contracts as well as technology-related equipment. Celtic focuses on leasing equipment to middle market health care, legal, technology, and manufacturing companies located throughout the United States.

Cedar Hill is an asset management firm located in Chicago, Illinois in which we acquired a majority interest in April 2008.

During the fourth quarter of 2012, Vision Investment Services, Inc., a registered broker/dealer with the Securities and Exchange Commission and a subsidiary of MB Financial Bank, was dissolved.

Operating Segments

Our operations are managed based on the operating results of two reportable segments: banking and leasing. Our chief operating decision-makers use financial information from our two reportable segments to make operating and strategic decisions. For financial information about our reportable segments, see Note 21 of the Notes to the Consolidated Financial Statements contained in Item 8. of this report.

Banking. We concentrate on serving small and middle market businesses and their owners. We also serve consumers who live or work near our branches. We operate four primary lines of business within our banking segment: commercial banking, lease banking, retail banking, and wealth management. Each is described below.

Commercial Banking.  Commercial banking focuses on serving middle market businesses, primarily located in the Chicago metropolitan area. We provide a full set of credit, deposit, treasury management, capital markets, and international banking products to these companies. In general, our credit products are designed for companies with annual revenues between $10 million and $250 million. We have a broad range of credit products for our target market, including working capital loans and lines of credit; accounts receivable financing; inventory and equipment financing; industrial revenue bond financing; business acquisition loans; owner occupied real estate loans; and financial, performance and commercial letters of credit. Our deposit and treasury management products are designed for companies with annual revenues up to $500 million and include internet banking products, investment sweep accounts, zero balance accounts, automated tax payments, ATM access, telephone banking, lockbox, automated clearing house transactions, account reconciliation, controlled disbursement, detail and general information reporting, wire transfers, vault services for currency and coin, and checking accounts. Our capital markets products include derivatives and interest rate risk solutions, capital solutions, merger and acquisition advisory, and real estate debt placement. Our international banking services include trade services, export trade finance, and foreign exchange. We also provide a full set of credit, deposit and treasury management services for real estate operators and investors.

Lease Banking. Lease banking offers loans similar to those offered in the commercial banking business line but serves equipment leasing companies located throughout the United States. We have provided banking services to this industry for more than four decades. Competition in serving equipment lessors generally comes from large banks, finance companies, large industrial companies and some community banks. We compete based upon rapid decision-making and elite service and by providing flexible financial solutions to meet our customers' needs. We provide full banking services to leasing companies by financing the debt portion of leveraged equipment leases (referred to as lease loans), providing short and long-term equity financing and making working capital and bridge loans. For lease loans, a lessee's credit is often rated as investment grade for its public debt by Moody's, Standard & Poors or the equivalent. Whether or not a lessee has a public debt rating, they are subject to the same internal credit analysis as any other customer of MB Financial Bank. Lessees include investment grade “Fortune 1000” companies located throughout the U.S. and large middle-market companies.

Retail Banking. Retail banking has 84 banking offices and approximately 122 ATMs located throughout the Chicago metropolitan area. We also have one branch in Philadelphia, Pennsylvania. Our target customer includes individuals who live and work near our branch offices, as well as companies with annual revenues of $1 to $10 million located near our offices. We offer a variety of personal banking options designed to meet the needs of all market segments. In addition to traditional checking account products, we offer both internet banking and mobile banking services to provide convenience and added technology for our customers. Our customers can take advantage of our MB Debit MasterCard, our Platinum Credit Card and our Everyday Prepaid Card. Our retail lending division offers mortgages and other personal loan solutions.

Our business banking division continues to grow rapidly. This division offers the same business services available to our larger commercial business customers, customized to smaller businesses. These customers are afforded the expertise of a business banker and the personal attention of a local branch. We offer a small business corporate credit card as well as a MasterCard multi-card which serves as a travel and entertainment card or a purchasing card for our larger commercial customers.

Our cards division, MB Payment Solutions, offers general reloadable prepaid cards, payroll cards, incentive cards and gift cards. These products are extended to existing customers and offered nationally to companies needing card payment solutions.

Wealth Management.  Our wealth management group provides comprehensive wealth management solutions to individuals, corporations and not-for-profits. We provide investment management, custody, personal trust, financial planning and wealth advisory services to business owners, high net worth individuals, foundations and endowments, and private banking services through our private bankers, asset management and trust advisors and Cedar Hill. Estate settlement, guardianship and retirement plan services are provided through our asset management and trust group. Our investment advisors working in our branches offer a wide variety of financial products and services to our retail customers, including non-FDIC insured investment alternatives and/or insurance products. MB Financial Bank subsidiary Cedar Hill also provides clients with non-FDIC insured investment alternatives and/or insurance products.

Leasing. Leasing includes lease originations and related services offered through our lease subsidiaries, LaSalle Systems Leasing, Inc. and Celtic Leasing Corp. We invest directly in equipment that we lease (referred to as direct finance, leveraged or operating leases) to "Fortune 1000," large middle-market companies and healthcare providers located throughout the United States. Our lease portfolio is made up of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, medical equipment and general manufacturing equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business, thereby increasing the likelihood of renewal at the end of the lease term. Our leasing subsidiaries also specialize in brokering third party equipment maintenance contracts to large companies.

Lending Activities

General.  Our loan portfolio consists primarily of loans to businesses or for business purposes.

Commercial.  We make commercial loans mainly to middle market businesses, most often located in the Chicago area.  Borrowers tend to be privately-owned and are generally manufacturers, wholesalers, distributors, long-term health care operators and service providers.  Loan products offered are primarily working capital, term loans and lines of credit that help our customers finance accounts receivable, inventory and equipment.  We also offer financial, performance and commercial letters of credit.  Commercial loans secured by owner occupied real estate are classified as commercial real estate loans.  Most commercial loans are short-term in nature, being one year or less, with the maximum term generally being five to seven years.  Our commercial loans typically range in size from $250 thousand to $30 million.

Lines of credit for customers are typically secured and are subject to renewal upon a satisfactory review of the borrower’s financial condition and credit history.  Secured short-term commercial business loans are usually collateralized by accounts receivable, inventory, equipment and/or real estate, and advances are usually predicated on predetermined advance rates depending upon asset class.  Such loans are typically, but not always, guaranteed by the owners of the business.  Collateral securing commercial loans may depreciate over time, be difficult to appraise and fluctuate in value based on the success of the business.  In addition, in the case of loans secured by accounts receivable, the availability of funds for repayment and economic conditions may impact the ability of the borrower to collect the amounts due from its customers.  Accordingly, we make our commercial loans primarily based on the historical and expected cash flow of the borrower, secondarily on underlying collateral provided by the borrower, and lastly on guarantor support.

Commercial Real Estate.  We originate commercial real estate loans that are generally secured by multi-unit residential property and owner and non-owner occupied commercial and industrial property.  Longer term commercial real estate loans are generally made at fixed rates, although some have interest rates that change based on the Prime Rate or LIBOR.  Generally, most loans are structured with a balloon payment at the end of five years or less. Periodically, terms of up to twenty-five years are offered on fully amortizing loans.  For our fixed rate loans with maturities greater than five years, we may enter into interest rate swap agreements with a third party to mitigate interest rate risk.  In deciding whether to make a commercial real estate loan, we consider, among other things, the experience and qualifications of the borrower as well as the value and cash flow of the underlying property.  Some factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the global cash flows of the borrower, the ratio of the loan amount to the property value and the overall creditworthiness of the prospective borrower.  Our commercial real estate loans typically range in size from $250 thousand to $30 million.

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

Construction Real Estate.  Prior to 2008, we provided construction loans for the acquisition and development of land and construction of condominiums, townhomes, and one-to-four family residences.  We also provided acquisition, development and construction loans for retail and other commercial purposes, primarily in our market areas, as well as provided financing for owner occupied real estate. Since 2008, we have primarily focused on providing construction loans for owner occupied real estate and periodically funding apartment projects to strong borrowers.  Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion.  Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation on real property, our estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness.  If our estimate of the value of a project at completion proves to be overstated or market values have declined since we originated our loan, we may have inadequate security for repayment of the loan and we may incur a loss.

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

The lessees usually acknowledge our security interest in the leased equipment and often agree to send lease payments directly to us.  Lessees are often companies that have an investment grade public debt rating by Moody’s or Standard & Poors or the equivalent although we also provide credit to below investment grade and non-rated companies.  Whether or not a lessee has a public debt rating, they are subject to the same internal credit analysis as any other customer.  Lease loans typically have a fixed interest rate and are fully amortizing, with maturities typically ranging from three to five years.

Primarily through our leasing segment, we also invest directly in equipment leased to other companies (which we refer to as direct finance, leveraged or operating leases).  The profitability of these investments depends, to a great degree, upon our ability to realize the expected residual values of this equipment.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Residual Value of Our Direct Finance, Leveraged, and Operating Leases.”

Residential Real Estate.  We originate fixed and adjustable rate residential real estate loans secured by one to four unit dwellings.  Terms of first mortgages generally range from five to thirty years.  In deciding whether to make a residential real estate loan, we consider the qualifications of the borrower as well as the value of the underlying property.  Our general practice is to sell a majority of our newly originated fixed-rate residential real estate loans and to hold in portfolio a limited number of adjustable-rate residential real estate loans with 15 and 30 year maturities.

Consumer.  Our consumer loan portfolio is primarily focused on indirect vehicle loans through a network of motorcycle, powersports, recreational vehicles, and marine dealers in 47 states. Terms of these fixed rate loans typically range from two to twenty years depending on the product. In deciding whether to make an indirect loan, we consider the qualifications of the borrower as well as the value of the collateral.

Our consumer loan portfolio also includes home equity lines of credit, fixed-rate home equity loans, personal and business credit cards, and to a lesser extent, secured and unsecured consumer loans.  Home equity lines of credit and home equity loans are generally extended up to 80% of the value of the property, less outstanding first mortgage loans. Terms for home equity lines of credit are 10-years of interest only payments and a 10-year fully amortizing repayment thereafter.   Terms for home equity loans typically range from five to ten years.  In deciding whether to make a home equity line of credit or loan, we consider the qualifications of the borrower(s) as well as the value of the underlying property.  In deciding whether to make other consumer loans, we evaluate the qualifications of the borrower(s) and any collateral, if applicable.

Unsecured consumer loans typically have shorter terms and lower balances with higher yields as compared to residential real estate loans, but carry a higher risk of default.  Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans in the event of default.

Competition

We face substantial competition in all phases of our operations, including deposit gathering and loan origination, from a variety of competitors.  Commercial banks, savings institutions, brokerage firms, credit unions, mutual fund companies, asset management firms, insurance companies and specialty finance companies all compete with us for new and existing customers.  We compete by providing quality services and expertise to our customers, ease of access to our facilities, convenient hours and competitive pricing (including competitive interest rates paid on deposits, interest rates charged on loans and fees charged for other non-interest related services).

Personnel

As of December 31, 2013, we and our subsidiaries employed a total of 1,775 full-time equivalent employees.  We consider our relationship with our employees to be good.

Supervision and Regulation

We, our bank subsidiary, and its subsidiaries, are subject to an extensive system of laws and regulations that are intended primarily for the protection of customers and depositors and not for the protection of security holders.  These laws and regulations govern such areas as capital, permissible activities, allowance for loan losses, loans and investments, and rates of interest that can be charged on loans.  Described below are elements of selected laws and regulations.  The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

Holding Company Regulation.  As a bank holding company and financial holding company, we are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, and other legislation.  We must file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and our holding company and non-banking affiliates are subject to examination by the Federal Reserve Board.  Under Federal Reserve Board policy, the Dodd-Frank Act and Federal Reserve Board regulations, a bank holding company must serve as a source of strength for its bank subsidiaries.  The Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized bank subsidiary.  The Bank Holding Company Act provides that a bank holding company must obtain Federal Reserve Board approval before:

•
Acquiring directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);

•	Acquiring control of, or all or substantially all of the assets of, another bank or bank holding company, or

•	Merging or consolidating with another bank holding company.

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

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets.  Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk.  For bank holding companies, generally the minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%.  Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2013 were 15.28% and 16.53%, respectively.

The Federal Reserve Board’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets.  The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2013, we had a leverage ratio of 11.22%.

The federal banking agencies’ current risk-based capital rules are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”).  The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies and regulations to which they apply.  Actions of the Committee have no direct effect on banks in participating countries.  In 2004, the Basel Committee published a new capital accord (“Basel II”) to replace Basel I.  Basel II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines.  Basel II also addresses capital requirements for operational risk and refines the existing capital requirements for market risk exposures.

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

The federal banking agencies have adopted regulations to implement the provisions of the Dodd-Frank Act and Basel III on capital. These are described below under “--New Capital Regulations.”

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and a net stable funding ratio (“NSFR”).  The purpose of the LCR is to ensure that banks and their holding companies maintain adequate unencumbered, high quality liquid assets to meet liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.  In June 2011, the federal banking agencies adopted a rule applicable to only large, internationally active banks requiring their risk-based capital to meet the higher of the minimum requirements under the advanced approaches or under the risk-based capital rules generally applicable to United States banks. In November 2013, the United States banking agencies published proposed rules establishing various liquidity requirements for entities with total consolidated assets of $50 billion or more.

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

As of December 31, 2013, our bank subsidiary met the requirements to be classified as “well-capitalized.”

In connection with new capital rules, certain changes to the prompt corrective action rules have also been proposed. See “--New Capital Regulations” below.

New Capital Regulations

The federal banking agencies have adopted regulations that substantially amend the capital regulations currently applicable to us. These regulations implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

New Capital Rules. Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), we and our bank subsidiary will be subject to new capital requirements adopted by the Federal Reserve and the OCC. These new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the leverage and Tier 1 capital ratios, change the risk-weights of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit our ability and the ability of our bank subsidiary to pay dividends, repurchase shares or pay discretionary bonuses.

Under the new capital regulations, the minimum capital ratios are: (1) CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”), explained below, unless we elect to exclude AOCI from regulatory capital, as discussed below; and certain minority interests; all subject to applicable regulatory adjustments and deductions.

There are a number of changes in what constitutes regulatory capital, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. We and our bank subsidiary do not have any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital. In addition, Tier 1 capital will include AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities. Because of our asset size, we have the one-time option of deciding in the first quarter of 2015 whether to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculations. We are planning to take advantage of this opt-out to reduce the impact of market volatility on our regulatory capital levels.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

In addition to the minimum CET1, Tier 1 and total capital ratios, we and our bank subsidiary will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

The OCC’s prompt corrective action standards will change when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, our bank subsidiary would have to have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

We have conducted a pro forma analysis of the application of these new capital requirements as of September 30, 2013. We have determined that we and our bank subsidiary meet all these new requirements, including the full capital conservation buffer, and our bank subsidiary would remain well-capitalized if these new requirements had been effect on that date.

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

Our primary source for cash dividends is the dividends we receive from our bank subsidiary.  Our bank is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums.  A national bank must obtain the approval of the Office of the Comptroller of the Currency prior to paying a dividend if the total of all dividends declared by the national bank in any calendar year will exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Furthermore, if the dividend amount is in excess of the sum of the bank’s net profits for the current year and the preceding two calendar years, the excess amount can be offset by the retained net profits of the preceding third and fourth calendar years.

As described above under “--New Capital Regulations,” the capital conservation buffer requirement can also restrict our ability and the ability of our bank subsidiary to pay dividends.

Federal Deposit Insurance Reform.  The FDIC maintains the Deposit Insurance Fund (the “DIF”).  The deposit accounts of our bank subsidiary are insured by the DIF to the maximum amount provided by law.  The general insurance limit is $250 thousand, but for non-interest bearing transaction accounts, there was unlimited insurance coverage until January 1, 2013.  This insurance is backed by the full faith and credit of the United States Government.

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

As required by the Dodd-Frank Act, the FDIC has adopted rules under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category as described above, and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates.  Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking.  In an emergency, the FDIC may also impose a special assessment.

For a bank that has had total assets of $10 billion or more for four consecutive quarters, FDIC regulations require the bank to be assessed quarterly for deposit insurance under a scorecard method. The scorecard method uses a performance score and a loss severity score, which are combined and converted into an initial base assessment rate.  The performance score is based on measures of the bank’s ability to withstand asset-related stress and funding-related stress and weighted CAMELS ratings. The loss severity score is a measure of potential losses to the FDIC in the event of the bank’s failure. Under a formula, the performance score and loss severity score are combined and converted to a total score that determines the bank’s initial base assessment rate. The FDIC has the discretion to alter the total score based on factors not captured by the scorecard.  The resulting initial base assessment rate is subject to adjustments downward based on long term unsecured debt issued by the bank, to adjustment upward based on long term unsecured debt held by the bank that is issued by other FDIC-insured institutions, and to further adjustment upward if the bank’s brokered deposits exceed 10% of its domestic deposits.  Modifications to the scorecard method may apply to certain “highly complex institutions.”

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

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% (formerly 1.15%) by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank requires the FDIC to offset the effect of the increase in the statutory minimum DRR to 1.35% on institutions with assets less than $10 billion.  The FDIC has not yet announced how it will implement this offset or how larger institutions will be affected by it.

Transactions with Affiliates.  We and our bank subsidiary are affiliates within the meaning of the Federal Reserve Act.  The Federal Reserve Act imposes limitations on a bank with respect to extensions of credit to, investments in, and certain other transactions with, its parent bank holding company and the holding company’s other subsidiaries.  Furthermore, bank loans and extensions of credit to affiliates also are subject to various collateral requirements.

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

Volcker Rule. Under the Dodd-Frank Act and regulations adopted by the federal banking agencies in December 2013 to implement the provisions of the Act known as the Volcker Rule, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates, (collectively, “banking entities”), are generally prohibited, subject to certain exemptions, from proprietary trading and from acquiring or retaining an ownership interest in a "covered fund". These regulations become effective April 15, 2014, with a conformance period for certain features lasting until July 21, 2015.

Activities eligible for exemptions include, among others, certain underwriting, marketing and risk-mitigating hedging activities, and, if certain conditions are met, ownership of interests in certain hedge funds or private equity funds offered to customers of a banking entity’s trust or investment advisory or certain other services, if the banking entity does not guarantee or insure the performance of such a fund. These conditions include, among others, limits on such ownership interests (3% of total ownership interests for any single fund and 3% of Tier 1 capital for the aggregate value of all ownership interests in such funds); a requirement that the amount of such ownership interests be deducted from regulatory capital; a requirement that, for purposes of these limits, ownership interests held by a director or employee of the banking entity are attributed to the banking entity if the banking entity finances the acquisition of the director’s or employee’s ownership interest; and a prohibition against certain transactions between a banking entity and such a fund, including loans, purchases of assets and others. No director or employee of the banking entity (or its affiliates) may hold an ownership interest in such a fund unless directly engaged in providing investment advisory or other services to the fund when the ownership interest is acquired.

Regulatory Reform.  On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act (as amended) implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

•
Centralize responsibility for consumer financial protection by creating the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and certain others, including the examination and enforcement powers with respect to any bank with more than $10 billion in assets and its affiliates, and the power to prohibit unfair, deceptive or abusive acts or practices.

•
Restrict the preemption of state consumer financial protection law by federal law and disallow subsidiaries and affiliates of national banks, such as MB Financial Bank, from availing themselves of such preemption.

•	Require new capital rules.

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

•
Give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  The Federal Reserve Board has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.

•	Increase the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries.

•	Require all bank holding companies to serve as a source of financial strength to their depository institution subsidiaries in the event such subsidiaries suffer from financial distress.

•
Restrict proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds, as described above under “--Volcker Rule.”

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

As of December 31, 2013, excluding loans acquired in the Heritage, Benchmark, Broadway and New Century FDIC-assisted transactions and covered by our loss-sharing agreements with the FDIC for those transactions, approximately 42% of our total loan portfolio was secured by real estate (compared to approximately 43% as of December 31, 2012), a majority of which is commercial real estate.

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

At December 31, 2013, excluding loans acquired in the Heritage, Benchmark, Broadway and New Century FDIC-assisted transactions and covered by our loss-sharing agreements with the FDIC for those transactions, our commercial real estate loans totaled $1.6 billion, or 29% of our total loan portfolio. This loan type represented approximately 55% of our total non-performing loans as of December 31, 2013.

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

We make our commercial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial loans may depreciate over time, be difficult to appraise and fluctuate in value. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. Accordingly, we make our commercial loans primarily based on the historical and expected cash flow of the borrower and secondarily on underlying collateral provided by the borrower. At December 31, 2013, our commercial loans totaled $1.3 billion, or 22% of our total loan portfolio. This loan type represented approximately 17% of our total non-performing loans as of December 31, 2013.

We lend money to small and mid-sized independent leasing companies to finance the debt portion of leases. A lease loan arises when a leasing company discounts the equipment rental revenue stream owed to the leasing company by a lessee. Our lease loans entail many of the same types of risks as our commercial loans. Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease loan, it is unlikely that the proceeds from the sale of the leased equipment will be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2013, our lease loans totaled $1.5 billion, or 26% of our total loan portfolio. This loan type represented approximately 4% of our total non-performing loans as of December 31, 2013.

We have been negatively affected by credit risk associated with residential real estate.

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

Our non-performing consumer related loans decreased from $30.9 million, or 26% of our total non-performing loans, as of December 31, 2012 to $25.4 million, or 24% of our total non-performing loans, as of December 31, 2013, primarily due to decreases in non-performing home equity and residential real estate loans. These two categories combined accounted for 94% of the consumer related non-performing loans as of December 31, 2013.

As it relates to our residential mortgage loan sales, we may be required to repurchase some of those loans or indemnify the loan purchaser for damages caused by a breach of representations and warranties contained in the loan sale agreement.

Although we believe that our mortgage documentation and procedures have been appropriate, it is possible that we will receive repurchase requests from our mortgage purchasers, including Fannie Mae and Freddie Mac, in the future, and we may not be able to reach favorable settlements with respect to such requests. It is possible that we may sustain losses associated with such loan repurchases and indemnification payments.

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

Negative developments in the financial industry and the impact of new legislation and regulations in response to those developments could restrict our business operations, including our ability to originate loans, and negatively impact our results of operations and financial condition. Overall, during the past few years, the regulatory environment has had a negative effect on our business.

Fiscal challenges facing the U.S. government and the governments of other countries could have a material adverse impact on financial markets and economic conditions in the United States and worldwide, which could in turn have a material adverse effect on our liquidity, financial condition and results of operations.

Many of our investment securities are issued by and some of our loans are made to the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including the recent federal government shutdown and potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government and loans to the federal government pose credit default and liquidity risks. In 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States from AAA to AA+. A further downgrade or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.

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

The fair value of our investment securities can fluctuate due to market conditions outside of our control.

As of December 31, 2013, our investment securities portfolio contained 345 securities in an unrealized loss position (with total unrealized losses of $11.3 million as of that date), compared to 117 securities in an unrealized loss position as of December 31, 2012 (with total unrealized losses of $6.4 million as of that date). Factors beyond our control can significantly influence the fair value of securities in our investment securities portfolio and can cause potential adverse changes to the fair value of these securities. These factors include but are not limited to rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the credit markets. Any of these mentioned factors could cause an-other-than-temporary impairment or permanent impairment of these assets, which would lead to accounting charges which could have a material negative effect on our financial condition and results of operations. In addition, we have a large longer term municipal security portfolio that would decline substantially in value if interest rates increase materially.

Higher FDIC deposit insurance premiums and assessments could significantly increase our non-interest expense.

FDIC insurance rates increased significantly in 2009, and we may pay higher FDIC premiums in the future.  The Dodd-Frank Act established 1.35% as the minimum Designated Reserve Ratio ("DRR"). The FDIC has determined that the DRR should be 2.0% and has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15% on institutions with assets less than $10 billion.  The FDIC has not announced how it will implement this offset or how larger institutions will be affected by it.

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

If the interest rates paid on deposits and other interest bearing liabilities increase at a faster rate than the interest rates received on loans and other interest earning assets, our net interest income, and therefore earnings, could be adversely affected.  As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. In addition, a substantial portion of our loans (approximately 41% of our total loan portfolio as of December 31, 2013) have adjustable interest rates.  While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of default. A portion of our adjustable rate loans have interest rate floors that are in-the-money and may not adjust upward immediately with increases in interest rates. Rising interest rates also may reduce the demand for loans and the value of our fixed-rate investment securities.

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

•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;

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

The success of our pending acquisition of Taylor Capital is dependent on a number of factors beyond our control.

The success of our pending acquisition of Taylor Capital, whereby Taylor Capital would be merged with MB Financial, Inc. and Taylor Capital's bank subsidiary, Cole Taylor Bank, would be merged with MB Financial Bank, is subject to a number of uncertain factors, including, but not limited to:

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

MB Financial and Taylor Capital have operated and, until the completion of the acquisition, will continue to operate, independently. The success of the acquisition, including anticipated benefits and cost savings, will depend, in part, on MB Financial’s ability to successfully combine the businesses of MB Financial and Taylor Capital. To realize these anticipated benefits and cost savings, after the completion of the acquisition, MB Financial expects to integrate Taylor Capital’s business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key employees could adversely affect MB Financial’s ability to successfully conduct its business in the markets in which Taylor Capital now operates, which could have an adverse effect on MB Financial’s financial results and the value of its common stock. If MB Financial experiences difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause MB Financial and/or Taylor Capital to lose customers or cause customers to close their accounts with MB Financial and/or Taylor Capital and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. Post-acquisition, our total consolidated assets will exceed $10 billion and as a result, there may be higher expectations from regulators, formal capital stress testing requirements and direct examination by the Consumer Financial Protection Bureau. In addition, post acquisition the Company may be impacted by the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees.

Our participation in the loss-share agreements with the FDIC requires that we follow certain servicing procedures, and the terms of certain loans may exceed the coverage periods under the loss-share agreements.

MB Financial Bank entered into loss-share agreements with the FDIC as part of the Heritage, Benchmark, Broadway and New Century transactions. These loss-share agreements require that MB Financial Bank follow certain servicing procedures as specified in the agreement.  A failure to follow these procedures or any other breach of the agreement by MB Financial Bank could result in the loss of FDIC reimbursement of losses on covered loans and other real estate owned, which could have a material negative effect on our financial condition and results of operations. In addition, the loss-share agreements protect MB Financial Bank against losses for limited periods of time (generally ten years for single family residential real estate loans and five years for commercial loans). To the extent MB Financial Bank continues to hold any of the covered loans following the expiration of the applicable loss-share period, it will absorb 100% of any losses. The commercial loan loss-share agreements begin to expire as follows: Heritage in March 2014, Benchmark in December 2014, and Broadway and New Century in June 2015.

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

We provide treasury management services to money services businesses, which include check cashers, issuers/sellers of traveler’s checks, money orders and stored value cards, and money transmitters.  Providing banking services to money service businesses exposes us to enhanced risks from noncompliance with a variety of laws and regulations.

We provide treasury management services to the check cashing industry, offering check clearing, monetary instrument, depository, and credit services.  We also provide treasury management services to money transmitters.  Financial institutions that open and maintain accounts for money services businesses are expected to apply the requirements of the USA PATRIOT Act and Bank Secrecy Act, as they do with all accountholders, on a risk-assessed basis.  As with any category of accountholder, there will be money services businesses that pose little risk of money laundering or lack of compliance with other laws and regulations and those that pose a significant risk.  Providing treasury management services to money services businesses represent a significant compliance and regulatory risk, and failure to comply with all statutory and regulatory requirements could result in fines or sanctions.

Prepaid card products and services are subject to extensive regulatory supervision and rules which are expensive to comply with.

We offer several prepaid card products for our retail and commercial banking customers and to support our national product initiative. We are the issuing bank for all products, and in some cases are also the program manager. We currently have general purpose reloadable payroll, incentive and gift card programs. Prepaid cards are highly regulated by federal and state authorities.  Some of the laws and related regulations in this area include consumer protection, escheatment, privacy, anti-money laundering and data protection laws.  Compliance with these laws and regulations is costly, difficult and requires significant personnel resources.

Issuers of prepaid cards have suffered significant losses in recent years with respect to the theft of cardholder data that has been illegally exploited for personal gain. Criminals are using increasingly sophisticated methods to engage in illegal activities involving cards and cardholder information, such as counterfeiting, fraudulent payment or refund schemes and identity theft. We rely upon third parties for some transaction processing services, which subject us and our cardholders to risks related to the vulnerabilities of those third parties.  Theft or fraud-related losses involving our prepaid cards and other products and services could result in reputational damage to us and adversely affect our operating results.

Financial reform legislation will, among other things, tighten capital standards and result in new regulations that are expected to increase our costs of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  This law significantly changes the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements in the Dodd-Frank Act for new banking regulations is the requirement for new capital regulations.  Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities will be grandfathered.  See “Item 1. Business-Supervision and Regulation-New Capital Regulations.”

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

Our success depends in large part on the retention of a limited number of key management and other banking personnel. We could undergo a difficult transition period if we were to lose the services of any of these individuals. Our success also depends on the experience of our banking facilities’ managers and bankers and on their relationships with the customers and communities they serve. The loss of these key persons could negatively impact the affected banking operations. The pending Taylor Capital acquisition could impact the retention of key personnel. See "--The success of our pending acquisition of Taylor Capital is dependent on a number of factors beyond our control."

We may experience future goodwill impairment.

If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are based on a complex model using, among other things, estimated cash flows and industry pricing multiples. Based on the Company's 2013 goodwill impairment testing, the fair values of the two reporting units, banking and leasing, were in excess of their carrying value.  If the fair values of the two reporting units were less than their book value of total common stockholders' equity for an extended period of time, the Company will consider this and other factors, including the anticipated cash flows of each of the reporting units, to determine whether goodwill is impaired. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition. It is expected that the completion of our acquisition of Taylor Capital will increase goodwill.

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
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third party vendor or is renewed on terms less favorable to us.

 We are subject to certain risks in connection with our use of technology.
Our security measures may not be sufficient to mitigate the risk of a cyber attack or cyber theft.
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

From time to time, we may seek to implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed.  In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We conduct our business at 84 banking offices located in the Chicago metropolitan area and one banking office in Philadelphia, Pennsylvania.  We own a majority of our banking center facilities.  The remaining facilities are leased.  We have approximately 122 ATMs at our branches and at other locations.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.  See Note 7 of the notes to our consolidated financial statements for additional information regarding our premises and equipment.

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

On July 26, 2013, an action captioned James Sullivan v. Taylor Capital Group, Inc., et al., Case No. 2013-CH17751 (the “Sullivan Action”) was commenced against Taylor Capital, the board of directors of Taylor Capital (the “Taylor Capital Board”), and MB Financial (collectively, the “Defendants”) in the Circuit Court of Cook County, Illinois (the “Court”), alleging that the Taylor Capital Board breached its fiduciary duties in connection with the pending MB Financial/Taylor Capital merger (the “Merger”) and that MB Financial aided and abetted those breaches of fiduciary duty. On August 8, 2013, a stockholder class action captioned Dennis Panozzo v. Taylor Capital Group, Inc., et. al., Case No. 2013-CH-18546 (the “Panozzo Action”) was commenced against the Defendants in the Court making similar allegations in connection with the Merger. Subsequently, on September 10, 2013, the Sullivan Action and the Panozzo Action were consolidated pursuant to Court order under the first-filed Sullivan Action, Case No. 2013-CH17751 (as so consolidated, the “Action”). On October 24, 2013, the plaintiffs in the Action (the “Plaintiffs”) filed a consolidated amended class action complaint, alleging that the Taylor Capital Board breached its fiduciary duties in connection with the Merger, including by making incomplete and misleading disclosures concerning the Merger, and that MB Financial aided and abetted those breaches of fiduciary duty.

On February 17, 2014, solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest, the Defendants entered into a memorandum of understanding (the “MOU”) with the Plaintiffs regarding the settlement of the Action pursuant to which Taylor Capital and MB Financial agreed to make certain supplemental disclosures concerning the Merger, which each of Taylor Capital and MB Financial did in a Current Report on Form 8-K filed by each company on February 18, 2014 (the “Form 8-Ks”). The MOU also provides that, solely for purposes of settlement, the Court will certify a class consisting of all persons who were record or beneficial stockholders of Taylor Capital when the Merger was approved by the Taylor Capital Board or any time thereafter (the “Class”). In addition, the MOU provides that, subject to approval by the Court after notice to the members of the Class (the “Class Members”), the Action will be dismissed with prejudice and all claims that the Class Members may possess with regard to the Merger, with the exception of claims for statutory appraisal, will be released. In connection with the settlement, the Plaintiffs’ counsel have expressed their intention to seek an award by the Court of attorneys’ fees and expenses. The amount of the award to the Plaintiffs’ counsel will ultimately be determined by the Court. This payment will not affect the amount of merger consideration to be paid by MB Financial or that any Taylor Capital stockholder will receive in the Merger. There can be no assurance that the parties will ultimately enter into a definitive settlement agreement or that the Court will approve the settlement even if the parties enter into such an agreement. In the absence of either event, the proposed settlement as contemplated by the MOU may be terminated.

The Defendants continue to believe that the Action is without merit, have vigorously denied, and continue to vigorously deny, all of the allegations of wrongful or actionable conduct asserted in the Action, and the Taylor Capital Board vigorously maintains that it diligently and scrupulously complied with its fiduciary duties, that the joint proxy statement/prospectus dated January 14, 2014 mailed to the stockholders of Taylor Capital and MB Financial is complete and accurate in all material respects and that no further disclosure is required under applicable law. The Defendants are entering into the MOU and the contemplated settlement solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest. Nothing in the MOU, any settlement agreement or any public filing, including the Form 8-Ks, shall be deemed an admission of the legal necessity of filing or the materiality under applicable laws of any of the additional information contained therein or in any public filing associated with the proposed settlement of the Action.

Based on information currently available, consultations with counsel and established reserves, management believes that the eventual outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MBFI.”  There were approximately 1,416 holders of record of our common stock as of December 31, 2013.

The following table presents quarterly market price information and cash dividends paid per share for our common stock for 2013 and 2012:

	Market Price Range
	High	Low	Dividends Paid
2013
Quarter ended December 31, 2013	$32.85	$27.86	$0.12
Quarter ended September 30, 2013	29.74	26.70	0.12
Quarter ended June 30, 2013	27.13	22.52	0.10
Quarter ended March 31, 2013	24.58	20.11	0.10
2012
Quarter ended December 31, 2012	$20.66	$17.00	$0.10
Quarter ended September 30, 2012	22.46	19.71	0.01
Quarter ended June 30, 2012	22.21	18.88	0.01
Quarter ended March 31, 2012	22.26	17.11	0.01

The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors.  The primary source for dividends paid to stockholders is dividends paid to us from MB Financial Bank and cash on hand.  We have an internal policy which provides that dividends paid to us by MB Financial Bank cannot exceed an amount that would cause the bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios to fall below 12%, 9% and 8%, respectively.  These ratios are in excess of the minimum ratios currently required for a bank to be considered “well capitalized” for regulatory purposes (10%, 6% and 5%, respectively).  In addition to adhering to our internal policy, there are regulatory restrictions on the ability of national banks to pay dividends.  See “Item 1. Business - Supervision and Regulation - Dividends” above and Note 17 of notes to consolidated financial statements contained in Item 8 of this report.

The following table sets forth information for the three months ended December 31, 2013 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 — October 31, 2013	633	$29.62	—	1,000,000
November 1, 2013 — November 30, 2013	—	—	—	1,000,000
December 1, 2013 — December 31, 2013	—	—	—	1,000,000
Total	633	$29.62	—

(1)          Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.

In the fourth quarter of 2012, the Company's board of directors authorized the Company to purchase up to one million shares of common stock from time to time over the next two years, subject to market conditions and other factors.

Stock Performance Presentation

The following line graph shows a comparison of the cumulative returns for the period beginning December 31, 2008 and ending December 31, 2013 of the Company's common stock, the NASDAQ Composite Index and the SNL Mid Cap Bank Index. The information assumes that $100 was invested at the closing price on December 31, 2008 in the Company's common stock and each index, and that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
FOR MB FINANCIAL, INC., NASDAQ COMPOSITE INDEX
AND SNL MID CAP BANK INDEX

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
MB Financial, Inc.	$100.00	$71.24	$62.74	$62.08	$72.18	$119.11
NASDAQ Composite Index	100.00	145.36	171.74	170.38	200.63	281.22
SNL Mid Cap Bank Index	100.00	84.77	98.57	86.65	97.11	144.27

Item 6.	Selected Financial Data

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

The tax equivalent adjustment to net interest income and net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate.  Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes, making the measure more meaningful when comparing our operating results from period to period.

A reconciliation of net interest margin on a fully tax equivalent basis to net interest margin is contained in the “Selected Financial Data” discussed below.

Selected Financial Data:

	As of or for the Year Ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011	2010 (1)	2009 (2)
Statement of Income Data:
Interest income	$297,895	$335,310	$384,560	$429,640	$393,538
Interest expense	25,559	42,522	59,287	89,868	142,986
Net interest income	272,336	292,788	325,273	339,772	250,552
Provision for credit losses	(5,804)	(8,900)	120,750	246,200	231,800
Net interest income after provision for credit losses	278,140	301,688	204,523	93,572	18,752
Non-interest income	154,394	129,193	122,719	195,041	127,583
Non-interest expenses	294,588	304,030	283,246	268,061	224,179
Income (loss) before income taxes	137,946	126,851	43,996	20,552	(77,844)
Applicable income tax expense (benefit)	39,491	36,477	5,268	24	(45,265)
Income (loss) from continuing operations	98,455	90,374	38,728	20,528	(32,579)
Income from discontinued operations, net of income tax	—	—	—	—	6,453
Net income (loss)	98,455	90,374	38,728	20,528	(26,126)
Dividends and discount accretion on preferred shares	—	3,269	10,414	10,382	10,298
Net income (loss) available to common stockholders	$98,455	$87,105	$28,314	$10,146	$(36,424)
Common Share Data:
Basic earnings (loss) per common share from continuing operations	$1.81	$1.61	$0.52	$0.19	$(1.07)
Basic earnings per common share from discontinued operations	—	—	—	—	0.16
Basic earnings (loss) per common share	1.81	1.61	0.52	0.19	(0.91)
Diluted earnings (loss) per common share from continuing operations	1.79	1.60	0.52	0.19	(1.07)
Diluted earnings per common share from discontinued operations	—	—	—	—	0.16
Diluted earnings (loss) per common share	1.79	1.60	0.52	0.19	(0.91)
Common book value per common share	24.14	23.29	21.92	21.14	20.75
Weighted average common shares outstanding:
Basic	54,509,612	54,270,297	54,057,158	52,724,715	40,042,655
Diluted	54,993,865	54,505,976	54,337,280	53,035,047	40,042,655
Dividend payout ratio (3)	24.58%	8.13%	7.69%	21.05%	NM
Cash dividends per common share	$0.44	$0.13	$0.04	$0.04	$0.15

(1)	In 2010, we completed two FDIC-assisted transactions. See Note 2 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.

(2)	In 2009, we completed four FDIC-assisted transactions.

(3)	Not meaningful for 2009 due to our net loss for that year.

Selected Financial Data (continued):

	As of or for the Year Ended December 31,
(Dollars in thousands)	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$473,459	$287,543	$244,565	$844,159	$402,020
Investment securities	2,352,862	2,416,977	2,509,412	1,677,929	2,913,594
Loans, gross	5,712,551	5,766,930	5,950,995	6,617,811	6,524,547
Allowance for loan losses	111,746	124,204	126,798	192,217	177,072
Loans held for sale	629	7,492	4,727	—	—
Total assets	9,641,427	9,571,805	9,833,072	10,320,364	10,865,393
Deposits	7,381,259	7,542,697	7,647,607	8,152,958	8,683,276
Short-term and long-term borrowings	555,548	336,652	486,218	553,917	655,266
Junior subordinated notes issued to capital trusts	152,065	152,065	158,538	158,571	158,677
Stockholders’ equity	1,326,682	1,275,770	1,393,027	1,344,786	1,251,180
Performance Ratios:
Return on average assets	1.05%	0.95%	0.39%	0.20%	(0.27)%
Return on average equity	7.59	6.83	2.85	1.54	(2.32)
Return on average common equity	7.59	7.05	2.43	0.89	(3.91)
Net interest margin (1)	3.31	3.49	3.75	3.72	2.85
Tax equivalent effect	0.28	0.24	0.15	0.11	0.12
Net interest margin — fully tax equivalent basis (1)	3.59	3.73	3.90	3.83	2.97
Loans to deposits	77.39	76.46	77.82	81.17	75.14
Asset Quality Ratios:
Non-performing loans to total loans (2)	1.87%	2.03%	2.17%	5.48%	4.16%
Non-performing assets to total assets (3)	1.36	1.62	2.12	4.21	2.84
Allowance for loan losses to total loans	1.96	2.15	2.13	2.90	2.71
Allowance for loan losses to non-performing loans (2)	104.87	106.17	98.00	53.03	65.26
Net loan charge-offs to average loans	0.16	(0.02)	2.90	3.42	3.09
Liquidity and Capital Ratios:
Tier 1 capital to risk-weighted assets	15.28%	14.73%	17.34%	15.75%	13.51%
Total capital to risk-weighted assets	16.53	16.62	19.39	17.75	15.45
Tier 1 capital to average assets	11.22	10.50	11.73	10.66	8.71
Average equity to average assets	13.82	13.35	13.65	12.65	11.51
Other:
Banking facilities	85	86	88	90	87
Full time equivalent employees	1,775	1,758	1,684	1,703	1,638

(1)	Net interest margin represents net interest income from continuing operations as a percentage of average interest earning assets.

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

Selected Financial Data (continued):

The following table sets forth our selected quarterly financial data (in thousands, except common share data):

	Three Months Ended 2013				Three Months Ended 2012
	December	September	June	March	December	September	June	March
Statement of Income Data:
Interest income	$73,829	$74,820	$74,118	$75,128	$77,614	$82,663	$85,593	$89,440
Interest expense	5,566	5,912	6,638	7,443	8,098	10,588	11,489	12,347
Net interest income	68,263	68,908	67,480	67,685	69,516	72,075	74,104	77,093
Provision for credit losses	(3,000)	(3,304)	500	—	1,000	(13,000)	—	3,100
Net interest income after provision for credit losses	71,263	72,212	66,980	67,685	68,516	85,075	74,104	73,993
Non-interest income	39,045	37,707	38,939	38,703	37,911	32,491	29,348	29,443
Non-interest expenses	76,641	76,265	70,253	71,429	72,732	85,103	72,275	73,920
Income before income taxes	33,667	33,654	35,666	34,959	33,695	32,463	31,177	29,516
Income tax expense	9,811	9,254	10,373	10,053	9,683	9,330	9,034	8,430
Net income	$23,856	$24,400	$25,293	$24,906	$24,012	$23,133	$22,143	$21,086
Dividends and discount accretion on preferred shares	—	—	—	—	—	—	—	3,269
Net income available to common stockholders	$23,856	$24,400	$25,293	$24,906	$24,012	$23,133	$22,143	$17,817
Net interest margin	3.23%	3.37%	3.33%	3.32%	3.31%	3.42%	3.59%	3.64%
Tax equivalent effect	0.27	0.29	0.28	0.27	0.26	0.25	0.24	0.23
Net interest margin on a fully tax equivalent basis	3.50%	3.66%	3.61%	3.59%	3.57%	3.67%	3.83%	3.87%
Common Share Data:
Basic earnings per common share	$0.44	$0.45	$0.46	$0.46	$0.44	$0.43	$0.41	$0.33
Diluted earnings per common share	0.43	0.44	0.46	0.46	0.44	0.42	0.41	0.33
Weighted average common shares outstanding	54,622,584	54,565,089	54,436,043	54,411,806	54,401,504	54,346,827	54,174,717	54,155,856
Diluted weighted average common shares outstanding	55,237,160	55,130,653	54,868,075	54,736,644	54,597,737	54,556,517	54,448,709	54,411,916

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial position and results of operations and should be read in conjunction with the information set forth under Item 1A Risks Factors, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and our consolidated financial statements and notes thereto appearing under Item 8 of this report.

Overview

We had net income and net income available to common stockholders of $98.5 million for the year ended December 31, 2013 compared to net income and net income available to common stockholders of $90.4 million and $87.1 million, respectively, for the year ended December 31, 2012 and net income and net income available to common shareholders of $38.7 million and $28.3 million, respectively, for the year ended December 31, 2011. Fully diluted earnings per common share were $1.79 for the year ended December 31, 2013 compared to $1.60 per common share in 2012 and $0.52 per common share in 2011.

The increase in earnings from the year ended December 31, 2012 to the year ended December 31, 2013 was primarily due to an increase in non-interest income of $25.2 million primarily from revenues earned from our key fee initiatives (predominantly leasing revenues) and decrease of $9.4 million in non-interest expense primarily from gains recognized on other real estate owned, partially offset by a $20.5 million decrease in net interest income. Net interest income decreased as a result of a decline in average earning assets (primarily as a result of a decrease in covered loans) and a decrease of the net interest margin.  The increase in earnings from the year ended December 31, 2011 to the year ended December 31, 2012 was primarily due to a $129.7 million decrease in provision for credit losses as a result of improved credit quality, partially offset by a $32.5 million decrease in net interest income as a result of a decline in average earning assets and net interest margin and a $12.7 million increase in prepayment fees on interest bearing liabilities.

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

Our net income is also affected by non-interest income and non-interest expenses.  During the years ended December 31, 2013, 2012 and 2011, non-interest income included revenue from our key fee initiatives: capital markets and international banking service fees, commercial deposit and treasury management fees, net lease financing income, trust and asset management fees, and card fees. Non-interest income also included loan service fees, consumer and other deposit service fees, brokerage fees, net gain (loss) on investment securities, increase in cash surrender value of life insurance, net gain (loss) on sale of other assets, accretion of the FDIC indemnification asset, net gains on sale of loans and other operating income.  During the years ended December 31, 2013, 2012 and 2011, non-interest expenses included salaries and employee benefits, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, merger related expenses, branch impairment charges, other real estate owned gains or losses, other real estate expenses (net of rental income), prepayment fees on interest bearing liabilities and other operating expenses.  Additionally, dividends on preferred shares reduced net income available to common stockholders.

Net interest income is affected by changes in the volume and mix of interest earning assets, interest earned on those assets, the volume and mix of interest bearing liabilities and interest paid on interest bearing liabilities.  Non-interest income and non-interest expenses are impacted by growth of banking and leasing operations and growth in the number of loan and deposit accounts through both acquisitions and core banking and leasing business growth.  Growth in operations affects other expenses primarily as a result of additional employee, branch facility and promotional marketing expense.  Growth in the number of loan and deposit accounts affects other income, including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses.  Non-performing asset levels impact salaries and benefits, legal expenses and other real estate owned expenses.

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

Allowance for Loan Losses.  The allowance for loan losses is subject to the use of estimates, assumptions, and judgments in management's evaluation process used to determine the adequacy of the allowance for loan losses, which combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and nonperforming loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management or require that adjustments be made to the allowance for loan losses, based on their judgments about information available to them at the time of their examination. We believe the allowance for loan losses is appropriate and properly recorded in the financial statements.  See “Allowance for Loan Losses” section below for further analysis.

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At December 31, 2013, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $76.8 million.  See Note 1 and Note 6 of our audited consolidated financial statements for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2013, the Company had $80 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of December 31, 2013, the Company had approximately $7 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

Goodwill.  The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit and client relationship intangibles, consists of goodwill.  See Note 8 to the consolidated financial statements for further information regarding core deposit and client relationship intangibles.  The Company reviews goodwill to determine potential impairment annually, or more frequently if events and circumstances indicate that goodwill might be impaired, by comparing the carrying value of the reporting units with the fair value of the reporting units.

The Company’s annual assessment date for goodwill impairment testing is as of December 31. As of December 31, 2013, the Company had two reporting units: banking and leasing. Based on the Company's 2013 goodwill impairment testing, the fair values of the two reporting units were in excess of their carrying value.  No impairment losses were recognized during the years ended December 31, 2013, 2012 and 2011.

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

	Year Ended December 31,
(dollars in thousands)	2013			2012			2011
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$5,282,072	$228,931	4.33%	$5,412,373	$263,079	4.86%	$5,867,533	$317,566	5.41%
Loans exempt from federal income taxes (4)	326,426	14,786	4.47	278,925	13,275	4.68	231,505	11,118	4.74
Taxable investment securities	1,393,341	26,084	1.87	1,542,814	33,424	2.17	1,669,971	41,349	2.48
Investment securities exempt from federal income taxes (4)	933,840	50,098	5.36	815,500	45,094	5.53	460,971	26,562	5.76
Federal funds sold	4,510	15	0.33	—	—	—	—	—	—
Other interest bearing deposits	283,854	690	0.24	337,325	867	0.26	442,190	1,153	0.26
Total interest earning assets	8,224,043	$320,604	3.90	8,386,937	$355,739	4.24	8,672,170	$397,748	4.59
Non-interest earning assets	1,167,834			1,161,048			1,283,963
Total assets	$9,391,877			$9,547,985			$9,956,133
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$2,698,226	$3,483	0.13%	$2,646,299	$4,286	0.16%	$2,678,049	$7,637	0.29%
Savings deposit	839,025	546	0.07	789,595	786	0.10	732,731	1,379	0.19
Time deposits	1,639,054	15,211	0.93	2,132,370	25,186	1.18	2,610,436	35,865	1.37
Short-term borrowings	264,381	622	0.24	231,872	1,204	0.52	244,594	849	0.35
Long-term borrowings and junior subordinated notes	223,266	5,697	2.52	362,255	11,060	3.00	439,054	13,557	3.05
Total interest bearing liabilities	5,663,952	$25,559	0.45	6,162,391	$42,522	0.69	6,704,864	$59,287	0.88
Non-interest bearing deposits	2,234,537			1,973,666			1,771,918
Other non-interest bearing liabilities	195,397			137,302			120,647
Stockholders’ equity	1,297,991			1,274,626			1,358,704
Total liabilities and stockholders’ equity	$9,391,877			$9,547,985			$9,956,133
Net interest income/interest rate spread (5)		$295,045	3.45%		$313,217	3.55%		$338,461	3.71%
Less: taxable equivalent adjustment		22,709			20,429			13,188
Net interest income, as reported		$272,336			$292,788			$325,273
Net interest margin (6)			3.31%			3.49%			3.75%
Tax equivalent effect			0.28%			0.24%			0.15%
Net interest margin on a fully tax equivalent basis (6)			3.59%			3.73%			3.90%

(1)       Non-accrual loans are included in average loans.
(2)       Interest income includes amortization of deferred loan origination fees of $3.6 million, $3.5 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

Net interest income on a fully tax equivalent basis decreased $18.2 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease from the year ended December 31, 2012 was due to a $162.9 million decrease in average earning asset balances (primarily as a result of a decrease in covered loans) as well as a 14 basis point decline in net interest margin on a fully tax equivalent basis. The net interest margin, expressed on a fully tax equivalent basis, was 3.59% for 2013 and 3.73% for 2012. The decrease in the margin during 2013 was primarily due to a decrease in yields on loans, as a result of tighter credit spreads and lower covered loan yields, and a decrease in yields on investment securities, partially offset by a lower cost of funds.

Net interest income on a fully tax equivalent basis decreased $25.2 million during the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to a $285.2 million decrease in average interest earning assets and a 17 basis point decline in our net interest margin on a fully tax equivalent basis. The decrease in average interest earning assets was primarily due to a decrease in loan balances (primarily covered and real estate related loans). The net interest margin, expressed on a fully tax equivalent basis, was 3.73% for 2012 and 3.90% for 2011. The decline in the margin was primarily due to lower covered loan yields (negatively impacted the margin by 12 basis points), and tighter credit spreads, partially offset by a lower costs of funds.

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

	Year Ended December 31,
	2013 Compared to 2012			2012 Compared to 2011
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
Interest Earning Assets:
Loans	$(6,208)	$(27,940)	$(34,148)	$(23,549)	$(30,938)	$(54,487)
Loans exempt from federal income taxes (1)	2,176	(665)	1,511	2,258	(101)	2,157
Taxable investment securities	(3,055)	(4,285)	(7,340)	(2,999)	(4,926)	(7,925)
Investment securities exempt from federal income taxes (1)	6,382	(1,378)	5,004	19,645	(1,113)	18,532
Federal funds sold	15	—	15	—	—	—
Other interest bearing deposits	(132)	(45)	(177)	(270)	(16)	(286)
Total decrease in interest income	(822)	(34,313)	(35,135)	(4,915)	(37,094)	(42,009)
Interest Bearing Liabilities:
Deposits
NOW and money market deposit accounts	83	(886)	(803)	(90)	(3,261)	(3,351)
Savings deposits	46	(286)	(240)	100	(693)	(593)
Time deposits	(5,179)	(4,796)	(9,975)	(6,047)	(4,632)	(10,679)
Short-term borrowings	149	(731)	(582)	(46)	401	355
Long-term borrowings and junior subordinated notes	(3,756)	(1,607)	(5,363)	(2,347)	(150)	(2,497)
Total decrease in interest expense	(8,657)	(8,306)	(16,963)	(8,430)	(8,335)	(16,765)
Total increase (decrease) in net interest income	$7,835	$(26,007)	$(18,172)	$3,515	$(28,759)	$(25,244)

(1)          Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% rate.

Non-interest Income

	Year Ended
	December 31, 2013	December 31, 2012	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Capital markets and international banking fees	$3,560	$5,086	$(1,526)	(30.0)%
Commercial deposit and treasury management fees	24,867	23,636	1,231	5.2
Lease financing, net	61,243	36,382	24,861	68.3
Trust and asset management fees	19,142	17,990	1,152	6.4
Card fees	11,013	9,368	1,645	17.6
Loan service fees	5,563	5,845	(282)	(4.8)
Consumer and other deposit service fees	13,968	14,428	(460)	(3.2)
Brokerage fees	4,907	4,792	115	2.4
Net (loss) gain on investment securities	(1)	555	(556)	(100.2)
Increase in cash surrender value of life insurance	3,385	3,570	(185)	(5.2)
Net loss on sale of assets	(323)	(942)	619	(65.7)
Accretion of FDIC indemnification asset	342	1,055	(713)	(67.6)
Net gain on sale of loans	1,664	2,325	(661)	(28.4)
Other operating income	5,064	5,103	(39)	(0.8)
Total non-interest income	$154,394	$129,193	$25,201	19.5%

Non-interest income increased by $25.2 million, or 19.5%, for the year ended December 31, 2013 compared to the year ended December 31, 2012, driven by revenue from our key fee initiatives.

•	Net lease financing income increased as a result of leasing revenues attributable to the addition of Celtic ($25.9 million).

•	Card fee income increased due to higher revenues on prepaid, debit and credit cards.

•	Commercial deposit and treasury management fees increased as a result of the addition of new treasury management services customers.

•	Trust and asset management fees increased due to strong equity market performance and the addition of new clients.

•	Capital markets and international banking service fees decreased due to lower swap, syndication, and merger and acquisition advisory revenues.

•	Accretion of FDIC indemnification asset decreased, consistent with the decrease in the related asset balance.

	Year Ended
	December 31, 2012	December 31, 2011	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Capital markets and international banking fees	$5,086	$1,870	$3,216	172.0%
Commercial deposit and treasury management fees	23,636	23,559	77	0.3
Lease financing, net	36,382	26,939	9,443	35.1
Trust and asset management fees	17,990	17,324	666	3.8
Card fees	9,368	7,032	2,336	33.2
Loan service fees	5,845	6,355	(510)	(8.0)
Consumer and other deposit service fees	14,428	15,375	(947)	(6.2)
Brokerage fees	4,792	5,884	(1,092)	(18.6)
Net gain on investment securities	555	640	(85)	(13.3)
Increase in cash surrender value of life insurance	3,570	4,377	(807)	(18.4)
Net (loss) gain on sale of assets	(942)	283	(1,225)	(432.9)
Accretion of FDIC indemnification asset	1,055	4,838	(3,783)	(78.2)
Net gain on sale of loans	2,325	2,607	(282)	(10.8)
Other operating income	5,103	5,636	(533)	(9.5)
Total non-interest income	$129,193	$122,719	$6,474	5.3%

Non-interest income increased by $6.5 million, or 5.3%, for the year ended December 31, 2012 compared to the year ended December 31, 2011, driven by revenue from our key fee initiatives.

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

These fee income increases were partially offset by the following items.

•	Losses recognized on the sale of assets increased as a result of the disposal of fixed assets.

•	Accretion of FDIC indemnification asset decreased $3.8 million, consistent with the decrease in the related asset balance.

•	Brokerage fees declined due to a decrease in third party brokerage revenues.

•	Consumer and other deposit service fees decreased as a result of lower NSF fees.

Non-interest Expenses

	Year Ended
	December 31, 2013	December 31, 2012	Increase/ (Decrease)	Percentage Change
Non-interest expense (in thousands):
Salaries and employee benefits	$177,858	$165,696	$12,162	7.3%
Occupancy and equipment expense	36,878	35,806	1,072	3.0
Computer services and telecommunication expense	18,883	15,499	3,384	21.8
Advertising and marketing expense	8,272	8,183	89	1.1
Professional and legal expense	8,807	6,110	2,697	44.1
Other intangibles amortization expense	6,084	5,010	1,074	21.4
Branch impairment charges	—	2,190	(2,190)	(100.0)
Net (gain) loss recognized on other real estate owned	(1,528)	17,594	(19,122)	(108.7)
Other real estate expense, net	747	2,990	(2,243)	(75.0)
Prepayment fees on interest bearing liabilities	—	12,682	(12,682)	(100.0)
Other operating expenses	38,587	32,270	6,317	19.6
Total non-interest expenses	$294,588	$304,030	$(9,442)	(3.1)%

Non-interest expense decreased by $9.4 million, or 3.1%, from the year ended December 31, 2012 to the year ended December 31, 2013.

•	Salaries and employee benefits increased primarily due to the addition of Celtic (approximately $11 million).

•	Other operating expenses were higher in 2013 as a result of an increase in the clawback liability related to our loss share agreements with the FDIC.

•
Computer services and telecommunication expenses increased due primarily to an increase in spending on IT security, data warehouse, investments in our key fee initiatives, as well as higher transaction volumes in leasing, treasury management and card areas.

•
Professional and legal expense increased due to merger-related expenses of $2.4 million primarily related to fairness opinion, legal and consulting expense incurred in connection with the pending acquisition of Taylor Capital.

•	Other intangible amortization expense increased due to the impact of Celtic.

•	Other real estate expense decreased due to a reduced other real estate owned inventory in 2013.

•	Net gain of $1.5 million was recognized on other real estate owned in 2013 compared to a net loss of $17.6 million in 2012.

•	Non-interest expense for 2012 was impacted by $12.7 million in prepayment fees related to the early redemption of interest bearing liabilities and $2.2 million in branch impairment charges.

	Year Ended
	December 31, 2012	December 31, 2011	Increase/ (Decrease)	Percentage Change
Non-interest expense (in thousands):
Salaries and employee benefits	$165,696	$153,858	$11,838	7.7%
Occupancy and equipment expense	35,806	35,467	339	1.0
Computer services and telecommunication expense	15,499	14,885	614	4.1
Advertising and marketing expense	8,183	7,038	1,145	16.3
Professional and legal expense	6,110	6,147	(37)	(0.6)
Other intangibles amortization expense	5,010	5,665	(655)	(11.6)
Branch impairment charges	2,190	1,594	596	37.4
Net loss recognized on other real estate owned	17,594	13,613	3,981	29.2
Other real estate expense, net	2,990	4,294	(1,304)	(30.4)
Prepayment fees on interest bearing liabilities	12,682	—	12,682	100.0
Other operating expenses	32,270	40,685	(8,415)	(20.7)
Total non-interest expenses	$304,030	$283,246	$20,784	7.3%

Non-interest expense increased by $20.8 million, or 7.3%, from the year ended December 31, 2011 to the year ended December 31, 2012.

•
We recognized $12.7 million in prepayment fees on interest bearing liabilities in the third quarter of 2012 in order to lower our future funding costs, including a $100 million FHLB advance with a 3.85% interest rate, brokered certificates of deposit of $101 million with a 3.16% average interest rate and the $6.2 million of junior subordinated notes issued to FOBB Statutory Trust I with a 10.6% interest rate.

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

Income Taxes

Income tax expense for the year ended December 31, 2013 was $39.5 million compared to $36.5 million for the year ended December 31, 2012.  The increase was primarily due to an increase in our pre-tax income during the year ended December 31, 2013.

Income tax expense for the year ended December 31, 2012 was $36.5 million compared to $5.3 million for the year ended December 31, 2011.  The increase was primarily due to an increase in our pre-tax income during the year ended December 31, 2012.

As previously stated in the “Critical Accounting Policies” section above, income tax expense recorded in the consolidated statement of operations involves interpretation and application of certain accounting pronouncements and federal and state tax codes, and is, therefore, considered a critical accounting policy.  See Note 1 and Note 15 of the notes to our audited consolidated financial statements for our income tax accounting policy and additional income tax information.

Balance Sheet

Total assets increased $69.6 million, or 0.7%, from December 31, 2012 to December 31, 2013.

•	Cash and cash equivalents increased by $185.9 million from December 31, 2012 to December 31, 2013 due to a higher cash balance held at the Federal Reserve to increase on-balance sheet liquidity.

•
Investment securities decreased $64.1 million, or 2.7%, from December 31, 2012 to December 31, 2013 mostly as a result of the principal payments received on mortgage-backed securities that were not reinvested in the portfolio.

•
Gross loans, excluding covered loans, increased from 2012 to 2013 by $159.8 million, or 3.0%. The growth in loans was driven by increases in commercial and industrial and commercial loans collateralized by assignment of lease payments, offset by decreases in commercial real estate loans.

•
Gross loans decreased by $54.4 million, or 0.9%, to $5.7 billion at December 31, 2013 from $5.8 billion at December 31, 2012 mainly as a result of the decrease in covered loans, which decreased $214.1 million.

Total liabilities increased by $18.7 million, or 0.2%, from December 31, 2012 to December 31, 2013.

•	Total deposits decreased by $161.4 million, or 2.1%, to $7.4 billion at December 31, 2013 from $7.5 billion at December 31, 2012, primarily due to a decrease in certificates of deposit balances.

•
Noninterest bearing deposits increased by 9.8% and comprised 32.2% of total deposits at December 31, 2013 compared to 28.7% at December 31, 2012. Over the past year, our deposit mix improved as low cost deposits (noninterest bearing deposits, money market and NOW accounts and savings accounts) increased by $190.5 million, or 3.3%, driven by the growth in noninterest bearing deposits.

•
Total borrowings increased by $218.9 million, or 44.8%, to $707.6 million at December 31, 2013. Early in the fourth quarter of 2013, we entered into a $300.0 million short-term advance from the Federal Home Loan Bank of Chicago ("FHLB") at an annual interest rate of 0.17% for 80 days and held cash at the Federal Reserve to increase our on-balance sheet liquidity in preparation for an adverse market reaction to the Federal government shutdown and potential breach of the debt ceiling.

•	This increase in short-term borrowings was partially offset by the prepayment of the $50.0 million subordinated debt facility in the first quarter of 2013.

Total stockholders’ equity increased $50.9 million at December 31, 2013 compared to December 31, 2012 primarily as a result of our earnings for 2013 partly offset by dividends and the decrease in accumulated other comprehensive income.

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

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	Year Ended December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$50,486	$52,068	$38,605	$41,315	$39,640	$42,401
States and political subdivisions	19,398	19,143	679,991	725,019	500,979	535,660
Residential mortgage-backed securities	696,415	701,233	930,413	939,202	1,256,696	1,281,806
Commercial mortgage-backed securities	50,891	52,941	51,100	54,126	51,324	52,685
Corporate bonds	284,083	283,070	97,014	96,674	5,899	5,899
Equity securities	10,649	10,457	11,398	11,835	10,457	10,846
	1,111,922	1,118,912	1,808,521	1,868,171	1,864,995	1,929,297
Held to maturity
States and political subdivisions	932,955	936,173	237,563	258,602	240,183	247,664
Residential mortgage-backed securities	249,578	262,756	255,858	277,079	259,100	263,358
	1,182,533	1,198,929	493,421	535,681	499,283	511,022
Total	$2,294,455	$2,317,841	$2,301,942	$2,403,852	$2,364,278	$2,440,319

Securities of states and political subdivisions with an approximate fair value of $656.6 million were transferred from available for sale to held to maturity during the third quarter of 2013, which is the new cost basis. As of the date of the transfer, the resulting unrealized holding gain continues to be reported as a separate component of stockholders’ equity as accumulated other comprehensive income, net of tax. This unrealized gain will be amortized over the remaining life of the securities as a yield adjustment.

Fannie Mae issued mortgage-backed securities included in the available for sale and held to maturity portfolios had an aggregate book value and market value of $227.9 million and $230.6 million, respectively, at December 31, 2013.  Freddie Mac issued mortgage-backed securities included in the available for sale and held to maturity portfolios had an aggregate book value and market value of $281.1 million and $284.0 million at December 31, 2013, respectively.  We do not have any meaningful direct or indirect holdings of subprime residential mortgage investment securities, home equity lines of credit investment securities, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.  Additionally, more than 95% of our mortgage-backed securities are U.S. agency guaranteed.

The Company has no direct exposure to the State of Illinois, but approximately 27% of the state and political subdivisions portfolio consists of securities issued by municipalities in Illinois.  Approximately 37% of state and political subdivisions securities are insured and approximately 90% of our state and political subdivisions securities consist of general obligation issues.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities at December 31, 2013 (dollars in thousands):

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
Available for sale (fair value)
U.S. Government sponsored agencies and enterprises	$—	—%	$52,068	2.27%	$—	—%	$—	—%
States and political subdivision (1)	505	1.54	7,702	1.61	7,582	4.97	3,354	5.35
Residential mortgage-backed securities (2)	7	7.82	4,583	2.85	50,470	1.68	646,173	1.21
Commercial mortgage-backed securities (2)	1	5.73	232	2.49	7	6.77	52,701	4.95
Corporate bonds	—	—	277,905	2.69	—	—	5,165	3.19
Equity securities	—	—	—	—	—	—	10,457	2.16
	513	1.63	342,490	2.60	58,059	2.11%	717,850	1.54
Held to maturity (amortized cost)
States and political subdivision (1)	27,708	0.79	252,967	1.38	121,269	2.73	531,011	3.74
Residential mortgage-backed securities (2)	—	—	—	—	—	—	249,578	4.00
	27,708	0.79	252,967	1.38	121,269	2.73	780,589	3.82
Total	$28,221	0.81%	$595,457	2.08%	$179,328	2.53%	$1,498,439	2.73%

(1)   Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.
(2)   These securities are presented based upon contractual maturities.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2013		2012		2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial related credits:
Commercial	$1,281,377	22%	$1,220,472	21%	$1,113,123	19%	$1,206,984	18%	$1,387,476	21%
Commercial collateralized by assignment of lease payments	1,494,188	26	1,303,020	23	1,208,575	20	1,053,446	16	953,452	15
Commercial real estate	1,647,700	29	1,761,832	30	1,853,788	31	2,176,584	33	2,472,520	38
Construction real estate	141,253	3	110,261	2	183,789	3	423,339	6	594,482	9
Total commercial related credits	4,564,518	80	4,395,585	76	4,359,275	73	4,860,353	73	5,407,930	83
Other loans:
Residential real estate	314,440	5	314,359	5	316,787	5	328,482	5	291,022	4
Indirect vehicle	262,632	5	208,633	4	187,481	3	175,664	3	180,267	3
Home equity	268,289	5	305,186	5	336,043	6	381,662	6	405,439	6
Other consumer	66,952	1	93,317	2	88,865	2	59,320	1	66,293	1
Total other loans	912,313	16	921,495	16	929,176	16	945,128	15	943,021	14
Gross loans excluding covered loans	5,476,831	96	5,317,080	92	5,288,451	89	5,805,481	88	6,350,951	97
Covered loans (1)	235,720	4	449,850	8	662,544	11	812,330	12	173,596	3
Total loans (2)	$5,712,551	100%	$5,766,930	100%	$5,950,995	100%	$6,617,811	100%	$6,524,547	100%

(1)	Loans that MB Financial Bank will share losses with the FDIC are referred to as “covered loans.”

(2)
Gross loan balances at December 31, 2013, 2012, 2011, 2010, and 2009 are net of unearned income, including net deferred loans fees of $1.9 million, $1.1 million, $1.0 million, $3.3 million, and $4.6 million, respectively.

Gross loans, excluding covered loans, increased from 2012 to 2013 by $159.8 million, or 3.0%. Gross loans, excluding covered loans, increased from 2011 to 2012 by $28.6 million.

The increase in commercial loans from December 31, 2012 to December 31, 2013 was due to increased demand near the end of the fourth quarter of 2013.  The lease loan portfolio increased, as we continued to emphasize growth in this area, both organically and through our acquisition of Celtic, completed at the end of 2012.  We believe that our lease loan portfolio has historically performed better than our other lending categories as a result of lessees typically being larger than our typical middle market customer with more staying power during economic downturns and the leased equipment being central to their operations. The decrease in commercial real estate loans from December 31, 2012 to December 31, 2013 was due to remixing our loan portfolio to reduce problem credits.

Loan Maturities

The following table sets forth information regarding our non-performing loans and the scheduled maturity information for the performing loans in our loan portfolio at December 31, 2013 (in thousands).  Demand loans, loans having no stated schedule of repayments, loans with no stated maturity and overdrafts are reported as due in one year or less (dollars in thousands).

		Due in One Year Or Less		Due after One Year Through Five Years		Due after Five Years
	Non-Performing	Fixed	Floating	Fixed	Floating	Fixed	Floating
	Loans (1)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Total
Commercial loans	$17,781	$74,419	$558,455	$95,467	$313,918	$65,801	$155,536	$1,281,377
Commercial loans collateralized by assignment of lease payments	4,567	143,962	—	1,241,066	—	104,593	—	1,494,188
Commercial real estate	58,292	128,426	97,371	643,310	435,764	115,358	169,179	1,647,700
Construction real estate	475	1,624	43,960	6,690	51,869	—	36,635	141,253
Residential real estate	13,009	26,864	5	2,156	359	100,503	171,544	314,440
Indirect vehicle	1,459	9,157	—	143,090	—	108,926	—	262,632
Home equity	10,969	849	35,870	3,263	110,848	34,953	71,537	268,289
Other consumer loans	9	25,366	12,486	2,524	4,650	1,557	20,360	66,952
Covered loans	—	142,489	34,550	28,479	10,405	6,068	13,729	235,720
Gross loans	$106,561	$553,156	$782,697	$2,166,045	$927,813	$537,759	$638,520	$5,712,551

(1)
Excludes purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Corus, Benchmark, Broadway, and New Century transactions.  See Note 5 to our Consolidated Financial Statements for further information regarding purchased credit-impaired loans.

(2)	Excludes non-performing loans.

Asset Quality

Non-performing loans include loans accounted for on a non-accrual basis and accruing loans contractually past due 90 days or more as to interest or principal.  Management reviews the loan portfolio for problem loans on an ongoing basis.  During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for loan losses and (if appropriate) partial or full charge-off.  After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  Generally, if interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income.  Loans will not be placed back on accrual status unless back interest and principal payments are made.  With respect to the loans that were on non-accrual status as of December 31, 2013 and 2012, the gross interest income that would have been recorded on such loans during the years ended December 31, 2013 and 2012 had such loans been current in accordance with their original terms was approximately $4.7 million and $5.6 million, respectively.  The amount of interest income on impaired loans that was included in net income for the years ended December 31, 2013 and 2012 was $1.9 million and $1.6 million, respectively.  Our general policy is to place loans 90 days past due on non-accrual status, as well as those loans that continue to pay, but display a well-defined material weakness.

Non-performing loans exclude purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Corus, Benchmark, Broadway, and New Century FDIC-assisted transactions.  Fair value of these loans as of acquisition includes estimates of credit losses.  During the year ended December 31, 2013, there was a negative provision for credit losses of $2.5 million and net recoveries of $218 thousand, respectively, in relation to 15 pools of purchased loans with a total carrying amount of $195.5 million as of December 31, 2013. During the year ended December 31, 2012, there was a provision to the allowance for loan losses of $8.1 million and net charge-offs of $4.4 million in relation to 14 pools of purchased loans with a total carrying amount of $261.9 million as of December 31, 2012.  There was $2.2 million in allowance for loan losses related to these purchased loans at December 31, 2013 and $4.5 million at December 31, 2012. See Note 5 of the notes to our consolidated financial statements for further information regarding purchased credit-impaired loans.

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	At December 31,
	2013	2012	2011	2010	2009
Non-performing loans:
Non-accruing loans	$106,115	$115,387	$129,309	$362,441	$270,839
Loans 90 days or more past due, still accruing interest	446	1,599	82	1	477
Total non-performing loans	106,561	116,986	129,391	362,442	271,316
Other real estate owned	23,289	36,977	78,452	71,476	36,711
Repossessed assets	840	773	156	82	333
Total non-performing assets	$130,690	$154,736	$207,999	$434,000	$308,360
Total allowance for loan losses (1)	$111,746	$124,204	$126,798	$192,217	$177,072
Accruing restructured loans (2)	29,430	21,256	37,996	22,543	—
Total non-performing loans to total loans	1.87%	2.03%	2.17%	5.48%	4.16%
Total non-performing assets to total assets	1.36	1.62	2.12	4.21	2.84
Allowance for loan losses to non-performing loans	104.87	106.17	98.00	53.03	65.26

(1)
The reserve for unfunded credit commitments (primarily letters of credit) was reclassified from the allowance for loan losses to other liabilities as of June 30, 2011.  Includes $13.6 million and $3.1 million of reserves on unfunded credit commitments at December 31, 2010, and 2009, respectively.

(2)
Accruing restructured loans consists primarily of commercial real estate, home equity and residential real estate loans that have been modified and are performing in accordance with those modified terms. The balance consisted primarily of commercial real estate loans in 2010 and 2011, and residential real estate and home equity loans in 2012 and 2013.

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

Occasionally, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year of the restructuring that the historical payment performance has been established.

Non-performing assets consists of non-performing loans as well as other repossessed assets and other real estate owned.  Other real estate owned represents properties acquired through foreclosure or other proceedings and is recorded at fair value less the estimated cost of disposal at the date of acquisition.  Other real estate owned is evaluated regularly to ensure that the recorded amount is supported by its current fair value.  Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary.  Gains and losses and changes in valuations on other real estate owned are included in net gain (loss) recognized on other real estate within non-interest expense.  Expenses, net of rental income, from the operations of other real estate owned are reflected as a separate line item on the income statement.  Other repossessed assets primarily consist of repossessed vehicles.  Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued.  Once the Bank obtains title, repossessed vehicles are not included in loans, but are classified as “other assets” on the consolidated balance sheets.  The typical holding period for resale of repossessed automobiles is less than 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period.  The typical holding period for motorcycles can be more than 90 days, as the average motorcycle re-sale period is longer than the average automobile re-sale period.  The longer average period for motorcycles is a result of cyclical trends in the motorcycle market.

Other real estate owned that is related to our FDIC-assisted transactions is excluded from non-performing assets.  Other real estate owned related to the Heritage, Benchmark, Broadway, and New Century transactions, which totaled $19.6 million and $21.4 million at December 31, 2013 and 2012, respectively, is subject to the loss-share agreements with the FDIC.

The following table presents a summary of other real estate owned (“OREO”), excluding assets related to FDIC-assisted transactions, for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Beginning balance	$36,977	$78,452	$71,476
Transfers in at fair value less estimated costs to sell	6,164	4,535	59,261
Capitalized OREO costs	74	2,809	1,534
Fair value adjustments	(96)	(15,901)	(10,988)
Net gains on sales of OREO	1,984	1,398	1,016
Cash received upon disposition	(21,814)	(34,316)	(43,847)
Ending balance	$23,289	$36,977	$78,452

As of December 31, 2013, the OREO portfolio consisted of 14 properties with $12.1 million of OREO balance related to land loans, five properties with $5.1 million of OREO balance related to construction loans, eight properties with $5.2 million of OREO balance related to commercial real estate loans and seven properties with $886 thousand of OREO balance related to residential real estate loans.  In addition, the Company also recorded losses of $360 thousand, $3.1 million, and $3.6 million on OREO related to assets acquired in FDIC-assisted transactions for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	At December 31,
	2013	2012

Commercial loans	$43,844	$27,224
Commercial loans collateralized by assignment of lease payments	2,459	6,375
Commercial real estate	32,895	66,996
Construction real estate	391	10,958
Total	$79,589	$111,553

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

Our allowance for loan losses is comprised of three elements: a commercial related general loss reserve; a commercial related specific reserve for impaired loans; and a consumer related reserve for smaller-balance homogenous loans. Each element is discussed below.

Commercial Related General Loss Reserve.  We maintain a general loan loss reserve for the four categories of commercial-related loans in our portfolio: commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans.

Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous consumer related loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or any loan committee. Loans rated "one" represent those loans least likely to default and a loan rated "nine" represents a loss. The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time. We use a loan loss reserve model that incorporates the migration of loan risk ratings and historical default data over a multi-year period to develop our estimated default factors (EDFs). The model tracks annual loan rating migrations by loan type and currently uses loan risk rating migrations for 13 years. The migration data is adjusted by using average losses for an economic cycle (approximately 12 years) to develop EDFs by loan type, risk rating and maturity. EDFs are updated annually in December.

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

To account for current economic conditions, the general allowance for loan and lease losses (ALLL) also includes adjustments for macroeconomic factors. Macroeconomic factors adjust the ALLL upward or downward based on the current point in the economic cycle using predictive economic data and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, construction real estate and lease loan components. To determine our macroeconomic factors, we use specific economic data that has shown to be a statistically reliable predictor of our credit losses relative to our long term average credit losses. We tested over 20 economic variables (U.S. manufacturing index, unemployment rate, U.S. GDP growth, etc.). We annually review this data to determine that such a relationship continues to exist. We currently use the following macroeconomic indicators in our macroeconomic factor computation:

Commercial loans and lease loans:  Japanese bilateral dollar exchange, our prior period charge-off rates and the consumer confidence index.

Commercial real estate loans and construction loans:  Prime rate, our prior period charge-off rates and the annual change in the U.S. commercial real estate index.

Using the indicators noted above, a predicted charge-off percentage is calculated. The predicted charge-off percentage is then compared to the cycle average charge-off percentage used in our EDF computation discussed above, and a macroeconomic adjustment factor is calculated. The macroeconomic adjustment factor is applied to each commercial loan type. Each year, we review the predictive nature of the macroeconomic factors by comparing actual charge-offs to the predicted model charge-offs, re-run our regression analysis and re-calibrate the macroeconomic factors as appropriate.

The commercial related general loss reserve was $78.3 million as of December 31, 2013 and $91.7 million as of December 31, 2012. The reduction in the general loss reserve was the result of the improvement in credit quality of performing commercial related loans (noted through improved risk ratings) and improved loss history (noted through lower loss given default statistics and lower default factors). Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

Commercial Related Specific Reserves.  Our allowance for loan losses also includes specific reserves on impaired commercial loans. A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower's financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

At each quarter-end, impaired commercial loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary. Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing each loan. Generally, the Company obtains a current external appraisal (within 12 months) on real estate secured impaired loans. Our appraisal policy is designed to comply with the Interagency Appraisal and Evaluation Guidelines, most recently updated in December 2010. As part of our compliance with these guidelines, we maintain an internal Appraisal Review Department that engages and reviews all third party appraisals.

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

The total commercial related specific reserves component of the allowance decreased to $12.8 million as of December 31, 2013 from $13.2 million as of December 31, 2012.

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $20.6 million at December 31, 2013 and $19.2 million at December 31, 2012.

We consistently apply our methodology for determining the appropriateness of the allowance for loan losses but may adjust our methodologies and assumptions based on historical information related to charge-offs and management's evaluation of the loan portfolio. In this regard, we periodically review the following to validate our allowance for loan losses: historical net charge-offs as they relate to prior periods' allowance for loan loss, comparison of historical loan migration in past years compared to the current year, overall credit trends and ratios and any significant changes in loan concentrations. In reviewing this data, we adjust qualitative factors within our allowance methodology to appropriately reflect any changes warranted by the validation process. Management believes it has established an allowance for probable loan losses as appropriate under GAAP.

The following table presents an analysis of the allowance for loan losses for the years presented (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Balance at beginning of year	$128,279	$135,975	$192,217	$177,072	$144,001
Provision for credit losses	(5,804)	(8,900)	120,750	246,200	231,800
Charge-offs:
Commercial	3,706	2,408	17,571	58,077	46,113
Commercial collateralized by assignment of lease payments	—	1,721	1,466	1,711	5,407
Commercial real estate	7,517	11,377	96,633	79,828	38,842
Residential real estate	2,796	2,944	12,643	3,326	1,476
Construction real estate	980	4,007	52,917	94,533	103,789
Indirect vehicle	2,911	2,259	2,836	3,199	4,085
Home equity	3,692	4,551	11,066	4,632	3,443
Other consumer	2,073	1,349	1,648	1,755	1,124
Total charge-offs	23,675	30,616	196,780	247,061	204,279
Recoveries:
Commercial	3,156	3,475	5,370	8,788	1,491
Commercial collateralized by assignment of lease payments	1,131	6,720	225	184	—
Commercial real estate	6,025	16,987	3,332	2,070	40
Residential real estate	479	501	49	184	44
Construction real estate	1,616	2,019	8,590	3,170	2,957
Indirect vehicle	1,411	1,096	1,399	1,163	757
Home equity	594	671	224	351	53
Other consumer	250	351	599	96	208
Total recoveries	14,662	31,820	19,788	16,006	5,550
Net charge-offs (recoveries)	9,013	(1,204)	176,992	231,055	198,729
Allowance for credit losses	113,462	128,279	135,975	192,217	177,072
Allowance for unfunded credit commitments(1)	(1,716)	(4,075)	(9,177)	—	—
Allowance for loan losses(2)	$111,746	$124,204	$126,798	$192,217	$177,072
Total loans at December 31,	$5,712,551	$5,766,930	$5,950,995	$6,617,811	$6,524,547
Ratio of allowance to total loans	1.96%	2.15%	2.13%	2.90%	2.71%
Ratio of net charge-offs (recoveries) to average loans	0.16	(0.02)	2.90	3.42	3.09

(1)	The reserve for unfunded credit commitments (primarily letters of credit) was reclassified from the allowance for loan losses to other liabilities as of June 30, 2011.

(2)	Includes $13.6 million and $3.1 million of reserves on unfunded credit commitments at December 31, 2010, and 2009, respectively.

Net charge-offs of $9.0 million were recorded in the year ended December 31, 2013 compared to net recoveries of $1.2 million in the year ended December 31, 2012. As a result of the improvement in credit quality of performing commercial related loans (noted through improved risk ratings) and improved loss history (noted through lower loss given default statistics and lower default factors), negative provision for credit losses of $5.8 million was recorded for the year ended December 31, 2013.

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

The provision for credit losses for the year ended December 31, 2011 included approximately $50 million in connection with the sale of certain loans to third parties. The loans sold had an aggregate carrying amount of $281.6 million prior to the transfer to loans held for sale, including $156.3 million in non-performing loans. We recognized approximately $87 million in charge-offs as a result of the sale.

The following table sets forth the allocation of the allowance for loan losses as of the date presented and the percentage of loans in each category to total loans.  The purpose of this allocation is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2013		2012		2011		2010		2009
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial loans	$22,977	22%	$22,498	21%	$21,106	19%	$28,747	18%	$39,226	21%
Commercial loans collateralized by assignment of lease payments	9,159	26	7,755	23	7,561	20	6,424	16	8,726	15
Commercial real estate	49,942	29	59,048	30	68,658	31	105,875	33	56,710	38
Residential real estate	8,872	5	6,941	5	3,935	5	5,104	5	2,934	4
Construction real estate	6,794	3	11,159	2	15,639	3	37,215	6	59,760	9
Consumer related loans	11,770	11	12,287	11	9,862	11	8,852	10	9,716	10
Covered loans	2,232	4	4,516	8	37	11	—	12	—	3
Total (1)	$111,746	100%	$124,204	100%	$126,798	100%	$192,217	100%	$177,072	100%

(1)
The reserve for unfunded credit commitments (primarily letters of credit) was reclassified from the allowance for loan losses to other liabilities as of June 30, 2011.  Includes $13.6 million and $3.1 million of reserves on unfunded credit commitments at December 31, 2010 and 2009, respectively.

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

Although management believes that appropriate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

Sources of Funds

General.  Deposits, short-term and long-term borrowings, including junior subordinated notes issued to capital trusts and subordinated debt, loan and investment security repayments and prepayments, proceeds from the sale of securities, and cash flows generated from operations are the primary sources of our funds for lending, investing, leasing and other general purposes.  Loan repayments are a relatively predictable source of funds except during periods of significant interest rate volatility, while deposit flows tend to fluctuate with prevailing interests rates, money markets conditions, general economic conditions and competition.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our core deposits consist of checking accounts, NOW accounts, money market accounts, savings accounts and non-public certificates of deposit.  These deposits, along with brokered deposits, and short-term and long-term borrowings are used to support our asset base.  Our deposits are obtained predominantly from the geographic trade areas surrounding each of our office locations.  We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.  We also use brokered deposits as an alternative funding source which allows us flexibility in managing our overall interest expense.  Over the past twelve months, our deposit mix improved as low cost deposits (noninterest bearing deposits, money market and NOW accounts, and savings accounts) increased by $190.5 million, or 3.3%, and certificates of deposit decreased by $352.0 million, or 19.3%, at December 31, 2013 compared to the prior year. Noninterest bearing deposits grew by $211.3 million, or 9.8%, compared to December 31, 2012. Low cost deposits comprised 80% of total deposits at December 31, 2013 compared to 76% at December 31, 2012.

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31,
	2013		2012
	Amount	Percent	Amount	Percent
Demand deposits, noninterest bearing	$2,375,863	32%	$2,164,547	29%
NOW and money market accounts	2,682,419	36	2,747,273	36
Savings deposits	855,394	12	811,333	11
Certificates of deposit, $100,000 or more	827,413	11	1,020,033	14
Other certificates of deposit	640,170	9	799,511	10
Total	$7,381,259	100%	$7,542,697	100%

The following table sets forth the maturities of certificates of deposit and other time deposits $100,000 and over at December 31, 2013 (in thousands):

Certificates of deposit $100,000 and over:
Maturing within three months	$176,090
After three but within six months	111,925
After six but within twelve months	234,224
After twelve months	273,650
Total certificates of deposit $100,000 and over (1)	$795,889

Other time deposits $100,000 and over (2):
Maturing within three months	$7,419
After three but within six months	6,355
After six but within twelve months	10,480
After twelve months	7,270
Total other time deposits $100,000 and over	$31,524

(1)	Includes brokered deposits of $224.2 million.

(2)
Consists of time deposits held in individual retirement accounts (IRAs) and time certificates that the customer has the option to increase the principal balance and maintain the original interest rate.

Borrowings.  Short-term borrowings were $493.4 million at December 31, 2013 compared to $220.6 million at December 31, 2012.  Early in the fourth quarter of 2013, we entered into a $300.0 million short-term advance from the Federal Home Loan Bank at an annual interest rate of 0.17% for 80 days and held cash at the Federal Reserve to increase our on-balance sheet liquidity in preparation for an adverse market reaction to the Federal government shutdown and potential breach on the debt ceiling.

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

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2013	2012	2011
Federal funds purchased:
Average balance outstanding	$6	$13	$13
Maximum outstanding at any month-end during the period	—	—	—
Balance outstanding at end of period	—	—	—
Weighted average interest rate during the period	0.29%	0.45%	0.36%
Weighted average interest rate at end of the period	—	—	—
Securities sold under agreements to repurchase:
Average balance outstanding	$198,652	$210,891	$239,917
Maximum outstanding at any month-end during the period	240,600	270,245	292,353
Balance outstanding at end of period	193,389	208,242	216,439
Weighted average interest rate during the period	0.21%	0.26%	0.27%
Weighted average interest rate at end of the period	0.20	0.23	0.30
Federal Home Loan Bank advances:
Average balance outstanding	$65,559	$13,826	$4,664
Maximum outstanding at any month-end during the period	300,000	24,006	8,966
Balance outstanding at end of period	300,000	12,360	3,515
Weighted average interest rate during the period	0.29%	3.51%	4.50%
Weighted average interest rate at end of the period	0.17	3.58	3.66
Correspondent bank line of credit:
Average balance outstanding	$164	$7,142	$—
Maximum outstanding at any month-end during the period	—	35,000	—
Balance outstanding at end of period	—	—	—
Weighted average interest rate during the period	2.20%	2.28%	—%
Weighted average interest rate at end of the period	—	—	—

Long-term borrowings include notes payable to other banks to support a portfolio of equipment that we own and lease to other companies, Federal Home Loan Bank advances, structured repurchase agreements, and subordinated debt.  As of December 31, 2013 and December 31, 2012, our long-term borrowings were $62.2 million and $116.1 million, respectively. During the first quarter of 2013, we pre-paid a $50.0 million subordinated debt facility.

Junior subordinated notes issued to capital trusts include debentures sold to Coal City Capital Trust I, FOBB Statutory Trust III, MB Financial Capital Trust II, MB Financial Capital Trust III, MB Financial Capital Trust IV, MB Financial Capital Trust V, and MB Financial Capital Trust VI in connection with the issuance of their preferred securities in 1998, 2003, 2005, 2006, 2006, 2007, and 2007, respectively. As of December 31, 2013 and December 31, 2012, our junior subordinated notes issued to capital trusts were $152.1 million.  See Notes 1 and 12 to the consolidated financial statements for further analysis.

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

We have no required regulatory liquidity ratios to maintain; however, we adhere to an internal policy which dictates internal thresholds.  This policy provides that we may not have a ratio of loans to deposits (including customer repurchase agreements) in excess of 90%.  In addition, our internal policy addresses current regulatory proposals that include (i) a “liquidity coverage ratio” or LCR, designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario and should exceed 110%, and (ii) a “net stable funding ratio” or NSFR, which is the proportion/ratio of available long-term assets to long-term, stable funding.  At December 31, 2013, we were in compliance with the foregoing policies.

At December 31, 2013, we had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $1.5 billion.  We anticipate that we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $1.1 billion at December 31, 2013, including brokered deposits.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at December 31, 2013, there were no firm lending commitments in place, management believes that we could borrow approximately $280.0 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago (FHLB).  As of December 31, 2013, the Company had $304.3 million outstanding in FHLB advances, and could borrow an additional amount of approximately $209.6 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of December 31, 2013, the Company had approximately $1.4 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. In addition, the Company has a $35.0 million unsecured line of credit with a correspondent bank. As of December 31, 2013, no amount was outstanding. The holding company had $122.0 million in cash of December 31, 2013.

MB Financial Bank is subject to various regulatory capital requirements which affect its ability to pay dividends to us.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Additionally, our current internal policy effectively limits the amount of dividends our bank subsidiary may pay to us by requiring the bank to maintain total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 12%, 9% and 8%, respectively.  The minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes are currently 10%, 6% and 5%, respectively.  In addition to adhering to our policy, there are regulatory restrictions on the ability of national banks to pay dividends.  See “Item 1. Business — Supervision and Regulation.”

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

We also offer various derivatives, including interest rate swaps and foreign currency forward contracts, to our customers to mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties.  This permits us to offer customized risk management solutions to our customers.  These customer accommodations and any offsetting financial contracts are treated as stand-alone derivative instruments which do not qualify for hedge accounting.

For additional information, including the notional amount and fair value of our derivative instruments at December 31, 2013, see Note 20 “Derivative Financial Instruments” to the consolidated financial statements.

Contractual Obligations.  In the ordinary course of operations, we enter into certain contractual obligations.  Such obligations include the funding of operations through debt issuances, subordinated notes issued to capital trusts, operating leases for premises and equipment, as well as capital expenditures for new premises and equipment.

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2013 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Time certificates	$1,467,583	$1,064,248	$270,344	$68,159	$64,832
Long-term borrowings	62,159	8,974	48,658	931	3,596
Junior subordinated notes issued to capital trusts(1)	152,065	—	—	—	152,065
Operating leases	35,730	5,408	8,611	5,131	16,580
Capital expenditures	1,979	1,979	—	—	—
Total	$1,719,516	$1,080,609	$327,613	$74,221	$237,073
Commitments to extend credit and letters of credit	$1,493,236

(1)	May be called for redemption by us at any time. See Note 12 to the audited consolidated financial statements under Item 8. Financial Statements and Supplementary Data.

Capital Resources

MB Financial Bank is subject to the risk based capital regulations administered by the banking regulatory agencies.  The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%.  Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which, if undertaken, could have a direct material effect on the bank’s financial statements.  As of December 31, 2013, the most recent notification from the federal banking regulators categorized MB Financial Bank as well capitalized.

A well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level.  There are no conditions or events since that notification that management believes have changed our bank subsidiary’s capital classification.  On a consolidated basis, we must maintain a minimum ratio of Tier 1 capital to total assets of 4.00%, a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% and a minimum ratio of total-capital to risk-weighted assets of 8.00%.  See “Item 1. Business — Supervision and Regulation — Capital Adequacy” and “Prompt Corrective Action.”  In addition, our internal policy requires us, on a consolidated basis, to maintain these ratios at or above 8.00%, 9.00% and 12.00%, respectively.

As of December 31, 2013, MB Financial Bank was “well capitalized” under the capital adequacy requirements to which it is subject.  The following table sets forth the actual and required regulatory capital amounts and ratios for MB Financial Bank and at the consolidated level as of December 31, 2013 (dollars in thousands):

					Required To Be Well
			Required For Capital		Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Consolidated	$1,106,541	16.53%	$535,430	8.00%	N/A	N/A
MB Financial Bank	974,189	14.59	534,004	8.00	$667,505	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	$1,022,512	15.28%	$267,715	4.00%	N/A	N/A
MB Financial Bank	890,380	13.34	267,002	4.00	$400,503	6.00%
Tier 1 capital (to average assets):
Consolidated	$1,022,512	11.22%	$364,587	4.00%	N/A	N/A
MB Financial Bank	890,380	9.79	363,904	4.00	$454,880	5.00%

N/A — not applicable

We established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The trust preferred securities were included in our consolidated Tier 1 Capital and Total Capital at December 31, 2013.

As of December 31, 2013, we had approximately $2.0 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.  We expect to pay the outstanding commitments as of December 31, 2013 through the normal cash flows of our business operations.

Statement of Cash Flows

Operating Activities.  Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities increased by $10.9 million to $192.8 million for the year ended December 31, 2013 from $181.8 million for the year ended December 31, 2012.  The increase was primarily due to the increase in net income in 2013.

Net cash flows provided by operating activities decreased by $90.8 million to $181.8 million for the year ended December 31, 2012 from $272.6 million for the year ended December 31, 2011.  The decrease was primarily due to the decrease in provision for credit losses, partially offset by an increase in net income in 2012.

Investing Activities.  Cash from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the year ended December 31, 2013, the Company had net cash flows used in investing activities of $39.2 million compared to net cash flows provided by investing activities of $330.2 million for the year ended December 31, 2012.  The change was primarily due to more purchases of investment securities, less of decrease in loans and less proceeds from FDIC related covered assets.

For the year ended December 31, 2012, the Company had net cash flows provided by investing activities of $330.2 million compared to net cash flows used in investing activities of $287.9 million for the year ended December 31, 2011.  The change was primarily due to fewer purchases of investment securities.

Financing Activities.  Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the year ended December 31, 2013, the Company had net cash flows provided by financing activities of $32.4 million compared to net cash flows used in financing activities of $469.0 million for the year ended December 31, 2012.  The change in cash flows from financing activities was primarily due to an increase in short-term borrowings in 2013 and the repayments of borrowings and preferred stock in the prior year.

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

Variable rate assets and liabilities that reprice at similar times, have similar maturities or repricing dates, but are based on different indexes still have interest rate risk.  Basis risk reflects the possibility that indexes will not move in a coordinated manner.

We hold mortgage-related investments, including mortgage loans and mortgage-backed securities.  Prepayment risk is associated with mortgage-related investments and results from homeowners’ ability to pay off their mortgage loans prior to maturity.  We limit this risk by restricting the types of mortgage-backed securities we own to those with limited average life changes under certain interest-rate shock scenarios or securities with embedded prepayment penalties.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2013 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2013 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10% and 5%, respectively, in the first three months, 12%, 26%, and 15%, respectively, in the next nine months, 51%, 58% and 58%, respectively, from one year to five years, and 33%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$267,571	$225	$470	$—	$268,266
Federal funds sold	42,950	—	—	—	42,950
Investment securities	178,037	239,961	1,274,214	660,650	2,352,862
Loans held for sale	629	—	—	—	629
Loans, including covered loans	2,407,736	1,231,581	1,987,248	85,986	5,712,551
Total interest earning assets	$2,896,923	$1,471,767	$3,261,932	$746,636	$8,377,258
Interest Bearing Liabilities:
NOW and money market deposit accounts	$201,174	$544,323	$1,483,395	$453,527	$2,682,419
Savings deposits	46,857	132,089	485,824	190,624	855,394
Time deposits	327,852	736,891	347,954	54,885	1,467,582
Short-term borrowings	309,669	29,008	112,166	42,546	493,389
Long-term borrowings	2,537	6,596	50,681	2,345	62,159
Junior subordinated notes issued to capital trusts	152,065	—	—	—	152,065
Total interest bearing liabilities	$1,040,154	$1,448,907	$2,480,020	$743,927	$5,713,008
Rate sensitive assets (RSA)	$2,896,923	$4,368,690	$7,630,622	$8,377,258	$8,377,258
Rate sensitive liabilities (RSL)	1,040,154	2,489,061	4,969,081	5,713,008	5,713,008
Cumulative GAP (GAP=RSA-RSL)	1,856,769	1,879,629	2,661,541	2,664,250	2,664,250
RSA/Total assets	30.05%	45.31%	79.14%	86.89%	86.89%
RSL/Total assets	10.79	25.82	51.54	59.25	59.25
GAP/Total assets	19.26	19.50	27.61	27.63	27.63
GAP/RSA	64.09	43.03	34.88	31.80	31.80

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	At December 31, 2013		At December 31, 2012
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+2.00%	$10,596	3.84%	$7,932	2.72%
+1.00%	5,554	2.01	4,174	1.43
-1.00%	(6,553)	(2.38)	(3,915)	(1.34)

In the interest rate sensitivity table above, changes in net interest income between December 31, 2013 and December 31, 2012 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to certificates of deposit in a rising rate environment.

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

December 31, 2013, 2012, and 2011

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework of 1992. Based on that assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework.

McGladrey LLP, an independent registered public accounting firm that audited the 2013 consolidated financial statements of the Company included in this Annual Report on 10-K, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Mitchell Feiger	/s/ Jill E. York
Mitchell Feiger	Jill E. York
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

February 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
MB Financial, Inc.

We have audited MB Financial, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MB Financial, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of MB Financial, Inc. and our report dated February 20, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP
Chicago, Illinois
February 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
MB Financial, Inc.

We have audited the accompanying consolidated balance sheets of MB Financial, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MB Financial, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MB Financial Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated February 20, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP
Chicago, Illinois
February 20, 2014

FINANCIAL STATEMENTS

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(Amounts in thousands, except common share data)

	December 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$205,193	$176,010
Interest earning deposits with banks	268,266	111,533
Total cash and cash equivalents	473,459	287,543
Federal funds sold	42,950	—
Investment securities:
Securities available for sale, at fair value	1,118,912	1,868,171
Securities held to maturity, at amortized cost ($1.2 billion and $0.5 billion fair value at December 31, 2013 and 2012, respectively)	1,182,533	493,421
Non-marketable securities - FHLB and FRB stock	51,417	55,385
Total investment securities	2,352,862	2,416,977
Loans held for sale	629	7,492
Loans:
Total loans, excluding covered loans	5,476,831	5,317,080
Covered loans	235,720	449,850
Total loans	5,712,551	5,766,930
Less: Allowance for loan losses	111,746	124,204
Net loans	5,600,805	5,642,726
Lease investment, net	131,089	129,823
Premises and equipment, net	221,065	221,533
Cash surrender value of life insurance	130,181	128,879
Goodwill	423,369	423,369
Other intangibles	23,428	29,512
Other real estate owned, net	23,289	36,977
Other real estate owned related to FDIC-assisted transactions	20,472	22,478
FDIC indemnification asset	11,675	39,345
Other assets	186,154	185,151
Total assets	$9,641,427	$9,571,805
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$2,375,863	$2,164,547
Interest bearing	5,005,396	5,378,150
Total deposits	7,381,259	7,542,697
Short-term borrowings	493,389	220,602
Long-term borrowings	62,159	116,050
Junior subordinated notes issued to capital trusts	152,065	152,065
Accrued expenses and other liabilities	225,873	264,621
Total liabilities	8,314,745	8,296,035
STOCKHOLDERS’ EQUITY
Common stock, ($0.01 par value; authorized 70,000,000 shares at December 31, 2013 and 2012; issued 55,148,409 and 54,955,284 shares at December 31, 2013 and 2012, respectively)	551	550
Additional paid-in capital	738,053	732,771
Retained earnings	581,998	507,933
Accumulated other comprehensive income	8,383	36,326
Less: 184,173 and 170,567 shares of treasury stock, at cost, at December 31, 2013 and 2012, respectively	(3,747)	(3,293)
Controlling interest stockholders’ equity	1,325,238	1,274,287
Noncontrolling interest	1,444	1,483
Total stockholders’ equity	1,326,682	1,275,770
Total liabilities and stockholders’ equity	$9,641,427	$9,571,805
     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2013, 2012, and 2011
(Amounts in thousands, except share and per share data)

	2013	2012	2011
Interest income:
Loans	$238,542	$271,708	$324,793
Investment securities:
Taxable	26,084	33,424	41,349
Nontaxable	32,564	29,311	17,265
Federal funds sold	15	—	—
Other interest earning accounts	690	867	1,153
Total interest income	297,895	335,310	384,560
Interest expense:
Deposits	19,240	30,258	44,881
Short-term borrowings	622	1,204	849
Long-term borrowings and junior subordinated notes	5,697	11,060	13,557
Total interest expense	25,559	42,522	59,287
Net interest income	272,336	292,788	325,273
Provision for credit losses	(5,804)	(8,900)	120,750
Net interest income after provision for credit losses	278,140	301,688	204,523
Non-interest income:
Capital markets and international banking fees	3,560	5,086	1,870
Commercial deposit and treasury management fees	24,867	23,636	23,559
Lease financing, net	61,243	36,382	26,939
Trust and asset management fees	19,142	17,990	17,324
Card fees	11,013	9,368	7,032
Loan service fees	5,563	5,845	6,355
Consumer and other deposit service fees	13,968	14,428	15,375
Brokerage fees	4,907	4,792	5,884
Net (loss) gain on investment securities	(1)	555	640
Increase in cash surrender value of life insurance	3,385	3,570	4,377
Net (loss) gain on sale of assets	(323)	(942)	283
Accretion of FDIC indemnification asset	342	1,055	4,838
Net gain on sale of loans	1,664	2,325	2,607
Other operating income	5,064	5,103	5,636
Total non-interest income	154,394	129,193	122,719
Non-interest expenses:
Salaries and employee benefits	177,858	165,696	153,858
Occupancy and equipment expense	36,878	35,806	35,467
Computer services and telecommunication expense	18,883	15,499	14,885
Advertising and marketing expense	8,272	8,183	7,038
Professional and legal expense	8,807	6,110	6,147
Other intangibles amortization expense	6,084	5,010	5,665
Branch impairment charges	—	2,190	1,594
Net (gain) loss recognized on other real estate owned	(1,528)	17,594	13,613
Other real estate expense, net	747	2,990	4,294
Prepayment fees on interest bearing liabilities	—	12,682	—
Other operating expenses	38,587	32,270	40,685
Total non-interest expenses	294,588	304,030	283,246
Income before income taxes	137,946	126,851	43,996
Income tax expense	39,491	36,477	5,268
Net income	$98,455	$90,374	$38,728
Dividends and discount accretion on preferred shares	—	3,269	10,414
Net income available to common stockholders	$98,455	$87,105	$28,314

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
Years Ended December 31, 2013, 2012, and 2011
(Amounts in thousands, except share and per share data)

	2013	2012	2011
Common share data:
Basic earnings per common share	$1.81	$1.61	$0.52
Diluted earnings per common share	1.79	1.60	0.52
Weighted average common shares outstanding for basic earnings per common share	54,509,612	54,270,297	54,057,158
Diluted weighted average common shares outstanding for diluted earnings per common share	54,993,865	54,505,976	54,337,280

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2013, 2012, and 2011
(Amounts in thousands)

	2013	2012	2011

Net income	$98,455	$90,374	$38,728
Unrealized holding (losses) gains on investment securities, net of reclassification adjustments	(43,543)	(4,097)	28,501
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale	(2,478)	—	—
Reclassification adjustments for losses (gains) included in net income	1	(555)	(640)
Other comprehensive (loss) income, before tax	(46,020)	(4,652)	27,861
Income tax benefit (expense) related to items of other comprehensive (loss) income	18,077	1,828	(10,944)
Other comprehensive (loss) income, net of tax	(27,943)	(2,824)	16,917
Comprehensive income	$70,512	$87,550	$55,645

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2013, 2012, and 2011
(Amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2010	$194,104	$546	$725,400	$402,810	$22,233	$(2,828)	$2,521	$1,344,786
Net income	—	—	—	38,728	—	—	239	38,967
Other comprehensive income, net of tax	—	—	—	—	16,917	—	—	16,917
Cash dividends declared on common shares ($0.04 per share)	—	—	—	(2,185)	—	—	—	(2,185)
Dividends and discount accretion on preferred shares	615	—	—	(10,414)	—	—	—	(9,799)
Restricted common stock activity, net of tax	—	1	(157)	(968)	—	968	—	(156)
Stock option activity, net of tax	—	1	1,103	(15)	—	104	—	1,193
Issuance of shares of common stock, net of issuance costs	—	—	16	—	—	—	—	16
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	50	—	—	(1,288)	—	(1,238)
Stock-based compensation expense	—	—	4,836	—	—	—	—	4,836
Distributions to noncontrolling interest	—	—	—	—	—	—	(310)	(310)
Balance at December 31, 2011	$194,719	$548	$731,248	$427,956	$39,150	$(3,044)	$2,450	$1,393,027
Net income	—	—	—	90,374	—	—	230	90,604
Other comprehensive loss, net of tax	—	—	—	—	(2,824)	—	—	(2,824)
Cash dividends declared on common shares ($0.13 per share)	—	—	—	(7,149)	—	—	—	(7,149)
Dividends and discount accretion on preferred shares	1,281	—	—	(3,269)	—	—	—	(1,988)
Repurchase of preferred shares and warrant	(196,000)	—	(1,518)	—	—	—	—	(197,518)
Restricted common stock activity, net of tax	—	2	(704)	18	—	1,774	—	1,090
Stock option activity, net of tax	—	—	(694)	3	—	345	—	(346)
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	369	—	—	(2,368)	—	(1,999)
Stock-based compensation expense	—	—	4,806	—	—	—	—	4,806
Additional investment in subsidiary	—	—	(736)	—	—	—	(904)	(1,640)
Distributions to noncontrolling interest	—	—	—	—	—	—	(293)	(293)
Balance at December 31, 2012	$—	$550	$732,771	$507,933	$36,326	$(3,293)	$1,483	$1,275,770

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
Years Ended December 31, 2013, 2012, and 2011
(Amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2012	$—	$550	$732,771	$507,933	$36,326	$(3,293)	$1,483	$1,275,770
Net income	—	—	—	98,455	—	—	186	98,641
Other comprehensive loss, net of tax	—	—	—	—	(27,943)	—	—	(27,943)
Cash dividends declared on common shares ($0.44 per share)	—	—	—	(24,290)	—	—	—	(24,290)
Restricted common stock activity, net of tax	—	1	(739)	(100)	—	1,725	—	887
Stock option activity, net of tax	—	—	58	—	—	499	—	557
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	507	—	—	(2,678)	—	(2,171)
Stock-based compensation expense	—	—	5,456	—	—	—	—	5,456
Distributions to noncontrolling interest	—	—	—	—	—	—	(225)	(225)
Balance at December 31, 2013	$—	$551	$738,053	$581,998	$8,383	$(3,747)	$1,444	$1,326,682

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013, 2012, and 2011
(Amounts in Thousands)

	2013	2012	2011
Cash Flows From Operating Activities
Net income	$98,455	$90,374	$38,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	18,051	16,273	13,577
Depreciation of leased equipment	33,842	36,146	42,390
Impairment charges on branch facilities	—	2,190	1,594
Compensation expense for restricted stock awards	4,280	3,544	3,277
Compensation expense for stock option grants	1,176	1,262	1,559
Loss (gain) on sales of premises and equipment and leased equipment	362	(2,204)	(1,923)
Amortization of other intangibles	6,084	5,010	5,665
Provision for credit losses	(5,804)	(8,900)	120,750
Deferred income tax expense	21,681	15,177	5,166
Amortization of premiums and discounts on investment securities, net	47,771	44,543	40,894
Accretion of premiums and discounts on loans, net	(7,122)	(13,797)	(30,329)
Accretion of FDIC indemnification asset	(342)	(1,055)	(4,838)
Net loss (gain) on investment securities	1	(555)	(640)
Proceeds from sale of loans held for sale	86,505	96,243	47,128
Origination of loans held for sale	(77,935)	(96,480)	(51,038)
Net gain on sale of loans held for sale	(1,664)	(2,325)	(2,607)
Net gain on sales of other real estate owned	(1,984)	(1,398)	(1,016)
Fair value adjustments on other real estate owned	96	15,901	10,988
Net loss on sales of other real estate owned related to FDIC-assisted transactions	360	3,091	3,641
Increase in cash surrender value of life insurance	(3,385)	(3,570)	(4,377)
Decrease (increase) in other assets, net	17,485	(67,511)	8,393
(Decrease) increase in other liabilities, net	(45,155)	49,861	25,599
Net cash provided by operating activities	192,758	181,820	272,581
Cash Flows From Investing Activities
Increase in federal funds sold	(42,950)	—	—
Proceeds from sales of investment securities available for sale	989	15,416	22,960
Proceeds from maturities and calls of investment securities available for sale	496,258	608,665	406,154
Purchase of investment securities available for sale	(484,113)	(605,098)	(769,897)
Proceeds from maturities and calls of investment securities held to maturity	17,087	2,134	543
Purchase of investment securities held to maturity	(61,073)	(2,187)	(501,464)
Purchase of non-marketable securities - FHLB and FRB stock	(547)	(44)	(646)
Redemption of non-marketable securities - FHLB and FRB stock	4,515	25,491	—
Net decrease in loans	38,725	219,125	189,630
Proceeds from sale of loans held for sale	—	—	207,530
Purchases of premises and equipment	(18,345)	(30,926)	(18,030)
Purchases of leased equipment	(47,108)	(45,749)	(59,764)
Proceeds from sales of premises and equipment	—	1,516	1,483
Proceeds from sales of leased equipment	8,532	13,071	8,041
Capital improvements on other real estate owned	(74)	(2,809)	(1,534)
Proceeds from sale of other real estate owned	21,814	34,316	43,847
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	15,194	40,298	26,932
Life insurance death benefit	2,083	—	4,114
Net cash paid in acquisition	—	(27,010)	—
Net proceeds from FDIC related covered assets	9,766	83,954	152,238
Net cash (used in) provided by investing activities	(39,247)	330,163	(287,863)
Cash Flows From Financing Activities
Net decrease in deposits	(161,438)	(104,910)	(505,351)
Net increase (decrease) in short-term borrowings	272,787	648	(48,890)
Proceeds from long-term borrowings	7,725	6,742	14,854
Principal paid on long-term borrowings	(61,616)	(156,956)	(33,663)
Redemption of junior subordinated notes issued to capital trusts	—	(6,186)	—
Repurchase of preferred stock and warrant	—	(197,518)	—
Treasury stock transactions, net	(1,672)	(249)	(1,149)
Stock options exercised	1,014	154	1,903
Excess tax benefits from share-based payment arrangements	(325)	(390)	(53)
Dividends paid on preferred stock	—	(3,239)	(9,799)
Dividends paid on common stock	(24,070)	(7,101)	(2,164)
Net cash provided by (used in) financing activities	32,405	(469,005)	(584,312)
Net increase (decrease) in cash and cash equivalents	$185,916	$42,978	$(599,594)
Cash and cash equivalents:
Beginning of year	287,543	244,565	844,159
End of year	$473,459	$287,543	$244,565

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
Years Ended December 31, 2013, 2012, and 2011
(Amounts in Thousands)

	2013	2012	2011
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$26,345	$44,212	$61,098
Net income tax payments (refunds), net	35,375	9,883	(7,015)
Supplemental Schedule of Noncash Investing Activities:
Investment securities held to maturity purchased not settled	$321	$—	$—
Transfer of investment securities available for sale to investment securities held to maturity	656,617	—	—
Loans transferred to other real estate owned	6,164	4,535	59,261
Loans transferred to other real estate owned related to FDIC-assisted transactions	16,023	19,705	59,973
Loans transferred to repossessed vehicles	871	1,496	1,281
Loans transferred to loans held for sale	—	—	205,740
Operating leases rewritten as direct finance leases included as loans	6,936	7,760	3,068
Reclassification of reserves on unfunded credit commitments	—	—	17,050
Supplemental Schedule of Noncash Investing Activities From Acquisitions:
Noncash assets acquired:
Investment securities available for sale	$—	$635	$—
Loans and leases	—	32,933	—
Premises and equipment	—	81	—
Goodwill	—	36,300	—
Other intangibles	—	5,028	—
Other assets	—	27,323	—
Total noncash assets acquired	$—	$102,300	$—
Liabilities assumed:
Accrued expenses and other liabilities	$—	$75,290	$—
Total liabilities assumed	$—	$75,290	$—
Net noncash assets acquired	$—	$27,010	$—
Net cash and cash equivalents paid	$—	$(27,010)	$—
Net gains recorded on acquisitions	$—	$—	$—

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

MB Financial, Inc. (the "Company," "we," "us," "our") is a financial holding company that provides a full range of financial services to individuals and corporate customers through its banking subsidiary, MB Financial Bank, N.A. ("MB Financial Bank").

The Company’s primary market is the Chicago, Illinois metropolitan area, in which MB Financial Bank operates 84 banking offices through MB Financial Bank.

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

Cash and cash equivalents: For purposes of reporting cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), interest-bearing deposits with banks, with original maturities of 90 days or less.

Investment securities: Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available for sale is based on various factors, including movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations, and other factors.  Securities available for sale are reported at fair value with unrealized gains or losses reported as accumulated other comprehensive income, net of the related deferred tax effect.  Securities classified as held to maturity are those securities that the Company intends to hold until maturity and are reported at amortized cost.

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

For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful.  Cash collections on impaired loans are generally credited to the loan balance, and no interest income is recognized on those loans until the principal balance has been determined to be collectible.  Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans include nonaccrual loans and loans classified as a troubled debt restructuring. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any and any subsequent changes are charged against the allowance for loan losses.

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

A loan that is modified at a market rate of interest will not be classified as troubled debt restructuring in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.  Payment performance prior and subsequent to the restructuring is taken into account in assessing whether it is likely that the borrower can meet the new terms.  Under certain circumstances, a loan may be returned to accrual at the time of restructuring.  A period of sustained repayment for at least six months generally is required for return to accrual status.

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

Allowance for loan and lease losses:  The allowance for loan and lease losses (ALLL) is established through a provision for credit losses charged to expense.  Loans are charged against the ALLL when management believes that collectability of the principal is unlikely.  The allowance is an amount that management believes will be appropriate to absorb probable losses on existing loans, based on an evaluation of the collectability of loans and prior loss and recovery experience as appropriate under GAAP.  The ALLL is based on management’s evaluation of the loan portfolio giving consideration to the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and prevailing economic conditions that may affect the borrower’s ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review MB Financial Bank’s ALLL, and may require it to recognize adjustments to its allowance based on their judgments of information available to them at the time of their examinations.

The ALLL is comprised of three elements: a commercial related general loss reserve; a commercial related specific reserve for impaired loans; and a consumer related reserve for smaller-balance homogenous loans.  Each element is discussed below.

Commercial Related General Loss Reserve - We maintain a general loan loss reserve for the four categories of commercial related loans in our portfolio - commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans.

Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous consumer related loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or any loan committee.  Loans rated "one" represent those loans least likely to default and a loan rated "nine" represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  We use a loan loss reserve model that incorporates the migration of loan risk ratings and historical default data over a multi-year period to develop our estimated default factors (EDFs).  The model tracks annual loan rating migrations by loan type and currently uses loan risk rating migrations for 13 years.  The migration data is adjusted by using average losses for an economic cycle (approximately 12 years) to develop EDFs by loan type, risk rating and maturity.  EDFs are updated annually in December.

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

To account for current economic conditions, the general allowance for loan and lease losses also includes adjustments for macroeconomic factors.  Macroeconomic factors adjust the ALLL upward or downward based on the current point in the economic cycle using predictive economic data and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, construction real estate and lease loan components.  To determine our macroeconomic factors, we use specific economic data that has shown to be a statistically reliable predictor of our credit losses relative to our long term average credit losses. We tested over 20 economic variables (U.S. manufacturing index, unemployment rate, U.S. GDP growth, etc.). We annually review this data to determine that such a relationship continues to exist. We currently use the following macroeconomic indicators in our macroeconomic factor computation:

Commercial loans and lease loans:  Japanese bilateral dollar exchange, our prior period charge-off rates and the consumer confidence index.

Commercial real estate loans and construction loans:  Prime rate, our prior period charge-off rates and the annual change in the U.S. commercial real estate index.

Using the indicators noted above, a predicted charge-off percentage is calculated.  The predicted charge-off percentage is then compared to the cycle average charge-off percentage used in our EDF computation discussed above, and a macroeconomic adjustment factor is calculated.  The macroeconomic adjustment factor is applied to each commercial loan type.  Each year, we review the predictive nature of the macroeconomic factors by comparing actual charge-offs to the predicted model charge-offs, re-run our regression analysis and re-calibrate the macroeconomic factors as appropriate.

Commercial Related Specific Reserves - The ALLL also includes specific reserves on impaired commercial related loans.  A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

At each quarter-end, impaired loans are reviewed individually, with adjustments made to the general calculated reserve for each loan as deemed necessary.  Specific adjustments are made depending on expected cash flows and/or the value of the collateral securing each loan.  Generally, the Company obtains a current external appraisal (within 12 months) on real estate secured impaired loans.  Our appraisal policy is designed to comply with the Interagency Appraisal and Evaluation Guidelines, most recently updated in December 2010. As part of our compliance with these guidelines, we maintain an internal Appraisal Review Department that engages and reviews all third party appraisals.

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

Consumer Related Reserves - Pools of homogeneous loans with similar risk and loss characteristics are also assessed for probable losses.  These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans.  Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon.

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

Acquired loans: Purchased loans acquired in a business combination are segregated into three types: pass rated loans with no discount attributable to credit quality, non-impaired loans with a discount attributable at least in part to credit quality and impaired loans with evidence of significant credit deterioration.

•
Pass rated loans (typically performing loans) are accounted for in accordance with ASC 310-20 “Nonrefundable Fees and Other Costs” as these loans do not have evidence of credit deterioration since origination.

•
Non-impaired loans (typically past-due loans, special mention loans and performing substandard loans) are accounted for in accordance with ASC 310-30 “Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality” as they display at least some level of credit deterioration since origination.

•	Impaired loans (typically substandard loans on non-accrual status) are accounted for in accordance with ASC 310-30 as they display significant credit deterioration since origination.

In accordance with ASC 310-30, for both purchased non-impaired loans and purchased impaired loans, the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. This amount is not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

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

Premises and equipment: Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets.  Useful lives range from five to 10 years for furniture and equipment, and five to 39 years for buildings and building improvements.  Land improvements are amortized over a period of 15 years and leasehold improvements are amortized over the term of the related lease or the estimated useful lives of the improvements, whichever is shorter.  Land is not subject to depreciation.  Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over their identified useful lives.  Premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

Other real estate owned (OREO): OREO includes real estate assets that have been received in satisfaction of debt.  OREO is initially recorded at fair value less estimated selling costs, which establishes the cost basis.  Subsequently, OREO is carried at the lower of the cost basis or fair value less estimated selling costs.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan losses.  Subsequently, unrealized losses and realized gains and losses on sale are included in net loss recognized on other real estate owned.  Operating results from OREO are recorded separately on the income statement within other real estate expense, net.

Cash surrender value of life insurance: The Company has purchased bank-owned life insurance policies on certain executives.  Bank-owned life insurance is recorded at its cash surrender value.  Changes in the cash surrender values are included in non-interest income.

Goodwill: The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit and client relationship intangibles, consists of goodwill.  Under the provisions of ASC Topic 350, goodwill is subject to at least annual assessments for impairment by applying a fair value based test.  The Company reviews goodwill and other intangible assets to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired, by comparing the carrying value of the asset with the anticipated future cash flows. The Company's annual assessment is done at the unit level. As of December 31, 2013, the annual assessment date, the Company had two reporting units: banking and leasing. The Company did not recognize impairment losses during the year ended December 31, 2013.

Other intangibles: The Company’s other intangible assets consist of core deposit and customer intangibles obtained through acquisitions.  Core deposit intangibles (the portion of an acquisition purchase price which represents value assigned to the existing deposit base) have finite lives and are amortized by the declining balance method over four to 15 years.  Other intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

FDIC indemnification asset: As part of the Heritage, Benchmark, Broadway, and New Century transactions, MB Financial Bank entered into loss-share agreements with the FDIC. These agreements cover realized losses on loans and foreclosed real estate. These loss-share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should MB Financial Bank choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss-share percentages.  The loss-share assets are also separately measured from the related loans and foreclosed real estate and recorded separately on the balance sheet.  The corresponding accretion is recorded separately on the income statement.  Although these assets are contractual receivables from the FDIC, there are no contractual interest rates.

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

In both scenarios, the claw-back liability will increase or decrease accordingly.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (amounts in thousands, except common share data):

	Years Ended December 31,
	2013	2012	2011
Distributed earnings allocated to common stock	$24,290	$7,149	$2,185
Undistributed earnings	74,165	83,225	36,543
Net income	98,455	90,374	38,728
Less: preferred stock dividends and discount accretion	—	3,269	10,414
Net income available to common stockholders	98,455	87,105	28,314
Less: earnings and dividends allocated to participating securities	2	3	33
Earnings allocated to common stockholders	$98,453	$87,102	$28,281
Weighted average shares outstanding for basic earnings per common share	54,509,612	54,270,297	54,057,158
Dilutive effect of equity awards	484,253	235,679	280,122
Weighted average shares outstanding for diluted earnings per common share	54,993,865	54,505,976	54,337,280
Basic earnings per common share	$1.81	$1.61	$0.52
Diluted earnings per common share	1.79	1.60	0.52

Comprehensive income: Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of deferred taxes, which are reported as a separate component of stockholders’ equity on the consolidated balance sheet.

Segment Reporting: An operating segment is a component of an entity: (i) engages in business activities from which it may earn revenues and incur expenses; (ii) has operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (iii) has discrete financial information available. As of December 31, 2013, the Company had two reportable operating segments: banking and leasing.

New authoritative accounting guidance:
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

ASC Topic 210 “Disclosures about Offsetting Assets and Liabilities.” New authoritative accounting guidance under ASC Topic 210, “Disclosures about Offsetting Assets and Liabilities” amended prior guidance to require an entity to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The instruments and transactions would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This new authoritative guidance was further amended to clarify the scope of offsetting disclosures. The Company adopted the new authoritative guidance on January 1, 2013, and it did not have an impact on the Company's statements of operations and financial condition. See disclosures in Note 20.

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

ASC Topic 815 “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging” amended prior guidance to permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. government treasury obligation rates and London Interbank Offered Rate swap rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The new authoritative guidance was effective prospectively for new and redesignated hedging relationships entered into on or after July 17, 2013 and it did not have an impact on the Company's statements of operations and financial condition.

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

ASC Topic 310 "Receivables." New authoritative accounting guidance under ASC Topic 310, “Receivables” amended prior guidance to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosures. The new authoritative guidance will be for reporting periods after January 1, 2015 and is not expected to have an impact on the Company's statements of operations and financial condition.

Reclassifications: Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net income or stockholders’ equity.

Note 2.	Business Combinations

Celtic Leasing Corp.  The following business combination was accounted for under the acquisition method of accounting.  Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition.  Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values, net of applicable income tax effects.  The excess cost over fair value of net assets acquired is recorded as goodwill.  In the event that the fair value of net assets acquired exceeds the cost, the Company will record a gain on the acquisition.

On December 28, 2012, MB Financial Bank acquired a 100% equity interest in Celtic Leasing Corp. (“Celtic”), a privately held, mid-ticket equipment leasing company. Celtic specializes in solutions for the health care, legal, technology, and manufacturing industries. MB Financial Bank estimated contingent consideration related to the transaction which may be paid out at future dates. This consideration is based on the performance of lease residual values which will be determined in future years over an earn-out period. As the consideration paid for Celtic exceeded the net assets acquired, goodwill was recorded on the acquisition. Goodwill recorded in the transaction is not tax deductible. The purchase accounting entries were finalized for lease loans, goodwill and other intangibles in the fourth quarter of 2013. The impact of any future changes to the amount of contingent consideration will be reflected in the statement of operations.

Estimated fair values of the assets acquired and liabilities assumed in the Celtic transaction, as of the closing date of the transaction were as follows (in thousands):

Assets Acquired and Liabilities Assumed
(Dollar Amounts in Thousands)

Celtic
December 28,
2012
ASSETS
Cash and cash equivalents	$31,647
Investment securities available for sale	635
Loans and leases	32,933
Premises and equipment	81
Goodwill	36,300
Other intangibles	5,028
Other assets	27,323
Total assets	$133,947
LIABILITIES
Accrued expenses and other liabilities	$75,290
Total liabilities	$75,290
Cash paid (received) on acquisition	$58,657
Net gain recorded on acquisition	$—

Taylor Capital Group, Inc. On July 14, 2013, the Company and Taylor Capital Group, Inc. (“Taylor Capital”) entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby the Company will acquire Taylor Capital. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Taylor Capital will merge with and into the Company, with the Company as the surviving corporation in the merger. Immediately following the Merger, Taylor Capital's wholly owned bank subsidiary, Cole Taylor Bank, will merge with the Company's wholly owned bank subsidiary, MB Financial Bank. Cole Taylor Bank is a commercial bank headquartered in Chicago with $5.7 billion in assets, $3.6 billion in loans and $3.7 billion in deposits as of December 31, 2013.

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

MB Financial Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those required reserve balances was approximately $75.1 million and $64.4 million at December 31, 2013 and 2012, respectively.

The nature of the Company’s business requires that it maintain amounts with banks and federal funds sold which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships and the Company has not experienced any losses in such accounts.

Note 4.	Investment Securities

Carrying amounts and fair values of investment securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Available for Sale
U.S. Government sponsored agencies and enterprises	$50,486	$1,704	$(122)	$52,068
States and political subdivisions	19,398	22	(277)	19,143
Residential mortgage-backed securities	696,415	8,555	(3,737)	701,233
Commercial mortgage-backed securities	50,891	2,050	—	52,941
Corporate bonds	284,083	1,597	(2,610)	283,070
Equity securities	10,649	—	(192)	10,457
	1,111,922	13,928	(6,938)	1,118,912
Held to Maturity
States and political subdivisions	932,955	7,584	(4,366)	936,173
Residential mortgage-backed securities	249,578	13,178	—	262,756
	1,182,533	20,762	(4,366)	1,198,929
Total	$2,294,455	$34,690	$(11,304)	$2,317,841
December 31, 2012
Available for Sale
U.S. Government sponsored agencies and enterprises	$38,605	$2,710	$—	$41,315
States and political subdivisions	679,991	45,571	(543)	725,019
Residential mortgage-backed securities	930,413	14,038	(5,249)	939,202
Commercial mortgage-backed securities	51,100	3,026	—	54,126
Corporate bonds	97,014	213	(553)	96,674
Equity securities	11,398	447	(10)	11,835
	1,808,521	66,005	(6,355)	1,868,171
Held to Maturity
States and political subdivisions	237,563	21,039	—	258,602
Residential mortgage-backed securities	255,858	21,221	—	277,079
	493,421	42,260	—	535,681
Total	$2,301,942	$108,265	$(6,355)	$2,403,852

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

The Company has no direct exposure to the State of Illinois, but approximately 27% of the state and political subdivisions portfolio consists of securities issued by municipalities located in Illinois as of December 31, 2013. Approximately 90% of such securities were general obligation issues as of December 31, 2013.

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2013 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government sponsored agencies and enterprises	$18,598	$(122)	$—	$—	$18,598	$(122)
States and political subdivisions	2,275	(166)	4,748	(111)	7,023	(277)
Residential mortgage-backed securities	232,807	(2,905)	44,182	(832)	276,989	(3,737)
Corporate bonds	122,344	(2,606)	705	(4)	123,049	(2,610)
Equity securities	10,457	(192)	—	—	10,457	(192)
	386,481	(5,991)	49,635	(947)	436,116	(6,938)
Held to Maturity
States and political subdivisions	235,016	(4,330)	1,301	(36)	236,317	(4,366)
Totals	$621,497	$(10,321)	$50,936	$(983)	$672,433	$(11,304)

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2012 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$57,540	$(543)	$—	$—	$57,540	$(543)
Residential mortgage-backed securities	270,539	(5,083)	16,434	(166)	286,973	(5,249)
Corporate bonds	58,241	(553)	—	—	58,241	(553)
Equity securities	30	(10)	—	—	30	(10)
Totals	$386,350	$(6,189)	$16,434	$(166)	$402,784	$(6,355)

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2013 was 345 compared to 117 at December 31, 2012. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether or not the Company is more likely than not to sell the security before recovery of its cost basis.

As of December 31, 2013, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2013, management believes the impairments detailed in the table above are temporary.

Net (losses) gains recognized on investment securities available for sale were as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Realized gains	$15	$787	$647
Realized losses	(2)	(8)	(7)
Impairment charges	(14)	(224)	—
Net (losses) gains	$(1)	$555	$640

The amortized cost and fair value of investment securities as of December 31, 2013 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$504	$505
Due after one year through five years	337,107	337,675
Due after five years through ten years	7,676	7,582
Due after ten years	8,680	8,519
Equity securities	10,649	10,457
Residential and commercial mortgage-backed securities	747,306	754,174
	1,111,922	1,118,912
Held to maturity:
Due in one year or less	27,708	27,715
Due after one year through five years	252,967	254,608
Due after five years through ten years	121,269	121,128
Due after ten years	531,011	532,722
Residential mortgage-backed securities	249,578	262,756
	1,182,533	1,198,929
Total	$2,294,455	$2,317,841

Investment securities available for sale with carrying amounts of $908.4 million and $989.6 million at December 31, 2013 and 2012, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law. Of those pledged, the Company had investment securities available for sale pledged as collateral for advances from the Federal Home Loan Bank of $29.0 million and $32.1 million at December 31, 2013 and 2012, respectively.

Note 5.	Loans

Loans consist of the following at (in thousands):

	December 31,
	2013	2012
Commercial	$1,281,377	$1,220,472
Commercial collateralized by assignment of lease payments	1,494,188	1,303,020
Commercial real estate	1,647,700	1,761,832
Residential real estate	314,440	314,359
Construction real estate	141,253	110,261
Indirect vehicle	262,632	208,633
Home equity	268,289	305,186
Other consumer	66,952	93,317
Gross loans, excluding covered loans	5,476,831	5,317,080
Covered loans	235,720	449,850
Total loans(1)	$5,712,551	$5,766,930
 (1)          Gross loan balances at December 31, 2013 and 2012 are net of unearned income, including net deferred loan fees of $1.9 million and $1.1 million, respectively.

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

Commercial Loans Collateralized by Assignment of Lease Payments ("Lease Loans"). The Company makes lease loans to both investment grade and non-investment grade companies. Investment grade lessees are companies rated in one of the four highest categories by Moody's Investor Services or Standard & Poor's Rating Services. In the event the related lessee has not received any such rating, where the related lessee would be viewed under the underwriting polices of the Company as an investment grade company. Whether or not companies fall into this category, each lease loan is considered on its individual merit based on financial information available at the time of underwriting.

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

Loans outstanding to executive officers and directors of the Company and MB Financial Bank, including companies in which they have management control or controlling beneficial ownership, at December 31, 2013 and 2012, were approximately $24.0 million. Total advances on loans outstanding to executive officers and directors, including companies in which they have management control or controlling beneficial ownership, were $2.7 million, and total repayments were $2.7 million during the year ended December 31, 2013. In the opinion of management, these loans have similar terms to other customer loans and do not present more than normal risk of collection.

 A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  As of December 31, 2013 and 2012, the Company had $518.4 million and $28.4 million, respectively, of loans pledged as collateral for Federal Home Loan Bank advances.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2013 and 2012 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
December 31, 2013
Commercial	$1,273,302	$5,952	$626	$1,497	$8,075	$1,281,377
Commercial collateralized by assignment of lease payments	1,489,391	3,841	656	300	4,797	1,494,188
Commercial real estate:
Healthcare	213,665	—	—	3,064	3,064	216,729
Industrial	372,975	5,465	—	1,404	6,869	379,844
Multifamily	302,456	3,078	181	2,226	5,485	307,941
Retail	334,198	328	2,816	7,258	10,402	344,600
Office	155,936	—	—	2,066	2,066	158,002
Other	233,464	4,898	259	1,963	7,120	240,584
Residential real estate	302,362	1,422	1,030	9,626	12,078	314,440
Construction real estate	138,563	391	—	2,299	2,690	141,253
Indirect vehicle	259,488	2,210	657	277	3,144	262,632
Home equity	257,219	1,725	2,165	7,180	11,070	268,289
Other consumer	66,866	81	1	4	86	66,952
Gross loans, excluding covered loans	5,399,885	29,391	8,391	39,164	76,946	5,476,831
Covered loans	135,717	902	3,346	95,755	100,003	235,720
Total loans (1)	$5,535,602	$30,293	$11,737	$134,919	$176,949	$5,712,551
Nonperforming loan aging	$56,339	$14,325	$3,283	$32,614	$50,222	$106,561
Non-covered loans related to FDIC transactions (2)	$13,541	$163	$391	$6,550	$7,104	$20,645
December 31, 2012
Commercial	$1,215,957	$639	$754	$3,122	$4,515	$1,220,472
Commercial collateralized by assignment of lease payments	1,288,341	11,252	2,847	580	14,679	1,303,020
Commercial real estate:
Healthcare	192,039	—	—	3,238	3,238	195,277
Industrial	402,813	548	424	7,700	8,672	411,485
Multifamily	353,966	1,282	—	3,103	4,385	358,351
Retail	375,900	6,933	518	9,331	16,782	392,682
Office	186,665	742	280	1,125	2,147	188,812
Other	210,456	851	1,837	2,081	4,769	215,225
Residential real estate	306,927	382	1,248	5,802	7,432	314,359
Construction real estate	106,158	1,139	97	2,867	4,103	110,261
Indirect vehicle	206,126	1,588	498	421	2,507	208,633
Home equity	291,737	3,557	1,888	8,004	13,449	305,186
Other consumer	93,266	47	—	4	51	93,317
Gross loans, excluding covered loans	5,230,351	28,960	10,391	47,378	86,729	5,317,080
Covered loans	301,260	5,831	7,478	135,281	148,590	449,850
Total loans (1)	$5,531,611	$34,791	$17,869	$182,659	$235,319	$5,766,930
Nonperforming loan aging	$69,836	$3,171	$3,718	$40,261	$47,150	$116,986
Non-covered loans related to FDIC transactions (2)	$12,752	$312	$1,542	$7,115	$8,969	$21,721

(1)          Includes loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.
(2)          Loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of December 31, 2013 and 2012 (in thousands):

	2013		2012
		Loans past due		Loans past due
	Nonaccrual	90 days or more and still accruing	Nonaccrual	90 days or more and still accruing
Commercial	$17,781	$—	$23,886	$229
Commercial collateralized by assignment of lease payments	4,276	291	1,180	222
Commercial real estate:
Healthcare	3,064	—	3,238	—
Industrial	15,265	155	19,179	147
Multifamily	5,145	—	7,225	—
Office	11,703	—	3,263	—
Retail	2,969	—	17,019	—
Other	19,991	—	9,437	—
Residential real estate	13,009	—	10,943	—
Construction real estate	475	—	1,028	—
Indirect vehicle	1,459	—	1,494	—
Home equity	10,969	—	17,486	1,000
Other consumer	9	—	9	1
Total	$106,115	$446	$115,387	$1,599

The reduction in interest income associated with loans on nonaccrual status was approximately $4.7 million, $5.6 million, and $11.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Loans that are not rated are included in groups of homogeneous loans with similar risk and loss characteristics and therefore are not included in the tables below. The following tables present the risk category of loans by class of loans based on the most recent analysis performed and the contractual aging as of December 31, 2013 and 2012 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial	$1,193,114	$26,637	$61,000	$626	$1,281,377
Commercial collateralized by assignment of lease payments	1,486,899	553	6,736	—	1,494,188
Commercial real estate:
Healthcare	189,705	21,186	2,774	3,064	216,729
Industrial	345,236	5,328	29,280	—	379,844
Multifamily	296,179	342	11,420	—	307,941
Retail	316,420	10,660	17,520	—	344,600
Office	151,393	2,682	3,927	—	158,002
Other	217,188	349	23,047	—	240,584
Construction real estate	139,847	540	866	—	141,253
Total	$4,335,981	$68,277	$156,570	$3,690	$4,564,518
December 31, 2012
Commercial	$1,136,294	$33,068	$50,895	$215	$1,220,472
Commercial collateralized by assignment of lease payments	1,292,241	3,322	7,457	—	1,303,020
Commercial real estate:
Healthcare	170,265	21,774	—	3,238	195,277
Industrial	355,218	15,243	41,024	—	411,485
Multifamily	318,991	25,297	14,063	—	358,351
Retail	340,919	25,096	26,667	—	392,682
Office	159,056	7,120	22,636	—	188,812
Other	193,824	2,553	18,848	—	215,225
Construction real estate	97,724	552	11,985	—	110,261
Total	$4,064,532	$134,025	$193,575	$3,453	$4,395,585

Approximately $80.7 million and $85.5 million of the substandard and doubtful loans were non-performing as of December 31, 2013 and 2012, respectively.

For residential real estate, home equity indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2013 and 2012 (in thousands):

	Performing	Non-performing	Total
December 31, 2013
Residential real estate	$301,431	$13,009	$314,440
Indirect vehicle	261,173	1,459	262,632
Home equity	257,320	10,969	268,289
Other consumer	66,943	9	66,952
Total	$886,867	$25,446	$912,313
December 31, 2012
Residential real estate	$303,416	$10,943	$314,359
Indirect vehicle	207,139	1,494	208,633
Home equity	286,700	18,486	305,186
Other consumer	93,307	10	93,317
Total	$890,562	$30,933	$921,495

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$8,903	$8,903	$—	$—	$8,259	$—
Commercial collateralized by assignment of lease payments	3,401	3,401	—	—	1,030	6
Commercial real estate:
Healthcare	—	—	—	—	2,698	—
Industrial	7,560	7,560	—	—	8,900	—
Multifamily	1,166	1,166	—	—	758	11
Retail	4,466	4,466	—	—	3,628	—
Office	559	527	32	—	922	—
Other	2,963	2,963	—	—	4,380	—
Residential real estate	4,234	4,234	—	—	3,260	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	577	577	—	—	797	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	8,923	8,919	4	4,284	13,476	4
Commercial collateralized by assignment of lease payments	1,060	1,060	—	144	1,279	192
Commercial real estate:
Healthcare	3,186	3,064	122	382	8,189	—
Industrial	7,707	7,705	2	3,038	3,699	—
Multifamily	5,374	5,374	—	1,661	6,443	340
Retail	14,169	12,428	1,741	1,511	12,885	280
Office	2,442	2,442	—	791	4,045	—
Other	20,367	17,029	3,338	796	12,868	20
Residential real estate	13,496	12,710	786	3,119	12,966	245
Construction real estate	475	475	—	227	1,603	—
Indirect vehicle	173	123	50	57	86	—
Home equity	23,840	23,395	445	1,358	24,283	772
Other consumer	—	—	—	—	—	—
Total	$135,041	$128,521	$6,520	$17,368	$136,454	$1,870

	December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$10,993	$9,505	$1,488	$—	$14,089	$105
Commercial collateralized by assignment of lease payments	390	390	—	—	278	9
Commercial real estate:
Healthcare	10,943	3,238	7,705	—	2,751	—
Industrial	16,891	14,940	1,951	—	16,374	29
Multifamily	800	800	—	—	1,340	14
Retail	5,372	4,917	455	—	9,241	—
Office	1,568	1,568	—	—	1,151	—
Other	4,860	4,860	—	—	6,005	—
Residential real estate	3,097	2,711	386	—	6,476	—
Construction real estate	—	—	—	—	577	—
Indirect vehicle	—	—	—	—	—	—
Home equity	2,558	2,558	—	—	8,976	—
Other consumer	—	—	—	—	182	—
With an allowance recorded:
Commercial	14,484	14,381	103	3,620	8,455	—
Commercial collateralized by assignment of lease payments	885	885	—	188	1,130	95
Commercial real estate:
Healthcare	—	—	—	—	3,901	—
Industrial	5,525	4,238	1,287	1,255	2,443	—
Multifamily	8,233	7,249	984	2,284	5,847	180
Retail	23,144	17,257	5,887	3,604	10,058	293
Office	1,706	1,695	11	522	1,904	—
Other	4,661	4,577	84	1,263	6,082	16
Residential real estate	10,565	10,565	—	2,858	3,417	227
Construction real estate	4,552	2,167	2,385	497	3,775	61
Indirect vehicle	—	—	—	—	—	—
Home equity	13,765	13,763	2	850	4,800	563
Other consumer	—	—	—	—	—	—
Total	$144,992	$122,264	$22,728	$16,941	$119,252	$1,592

Average impaired loans for the years ended December 31, 2013, 2012 and 2011 were $136.5 million, $119.3 million and $267.8 million, respectively.  Interest income recognized on impaired loans was $1.9 million, $1.6 million and $3.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Impaired loans included accruing restructured loans of $29.4 million and $21.3 million that have been modified and are performing in accordance with those modified terms as of December 31, 2013 and 2012, respectively.  In addition, impaired loans included $25.0 million and $28.4 million of non-performing, restructured loans as of December 31, 2013 and 2012, respectively.

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

Occasionally, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year of the restructuring that the historical payment performance has been established. As of December 31, 2013, there was approximately $1.1 million in recorded investment in relation to one A/B structure.  As of December 31, 2012, there was approximately $3.1 million in recorded investment in relation to one A/B structures.  Both of these A/B structures are included above as accruing restructured loans.

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

The following table presents loans that have been restructured during the year ended December 31, 2013 (dollars in thousands):

	December 31, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial real estate:
Multifamily	1	$601	$601	$—
Residential real estate	6	910	910	—
Home equity	14	2,204	2,204	—
Total	21	$3,715	$3,715	$—
Non-Performing:
Commercial	2	$1,251	$1,251	$673
Commercial collateralized by assignment of lease payments	1	3,401	3,401	—
Commercial real estate:
Healthcare	1	3,164	3,164	496
Industrial	4	2,570	2,570	1,425
Multifamily	2	623	623	169
Retail	3	862	862	235
Other	1	84	84	23
Residential real estate	9	1,803	1,682	121
Indirect vehicle	26	171	129	42
Home equity	26	3,430	3,430	—
Total	75	$17,359	$17,196	$3,184

The following table presents loans that have been restructured during the year ended December 31, 2012 (dollars in thousands):

	December 31, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial real estate:
Multifamily	2	$262	$262	$—
Retail	1	236	236	—
Residential real estate	4	1,575	1,575	—
Construction real estate	1	1,158	1,158	—
Home equity	53	7,943	7,867	76
Total	61	$11,174	$11,098	$76
Non-Performing:
Commercial	4	$3,305	$3,305	$73
Commercial collateralized by assignment of lease payments	1	202	202	168
Commercial real estate:
Industrial	1	284	284	77
Multifamily	2	333	333	220
Retail	4	818	818	204
Other	1	157	157	50
Residential real estate	5	1,092	857	235
Home equity	42	5,283	5,283	—
Total	60	$11,474	$11,239	$1,027

Of the troubled debt restructurings entered into during the past twelve months, $843 thousand subsequently defaulted during the year ended December 31, 2013.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post restructuring or are placed on non-accrual status.

The following tables present the troubled debt restructurings activity during the year ended December 31, 2013 (dollars in thousands):

	Performing	Non-performing
Beginning balance	$21,256	$28,418
Additions	3,715	17,359
Charge-offs	(71)	(3,810)
Principal payments, net	(2,813)	(8,901)
Removals	—	(565)
Transfer to other real estate owned	—	(206)
Transfer from non-performing/performing	8,603	1,260
Transfer to non-performing/performing	(1,260)	(8,603)
Ending balance	$29,430	$24,952

Approximately $8.6 million of non-performing troubled debt restructurings were transferred to performing status. A majority of these loans were identified as non-performing troubled debt restructurings during 2012 and have performed in accordance with the modified terms. The loans continue to be reported as performing troubled debt restructurings. The loans transferred to nonperforming in the table above were restructured in 2010 and 2011.

Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured and the post-modification recorded investment during the year ended December 31, 2013 (dollars in thousands):

	December 31, 2013

	Extended	Extended	Extended	Extended
	Maturity,	Maturity, Delay	Maturity and	Maturity, Delay		Delay in
	Amortization	in Payments and	Delay in Payments	in Payments and		Payments or
	and Reduction	Reduction of	or Reduction of	Reduction of	Extended	Reduction of
	of Interest Rate	Interest Rate	Interest Rate	Amount	Maturity	Interest Rate	Total
Commercial	$42	$—	$1,209	$—	$—	$—	$1,251
Commercial collateralized by assignment of lease payments	—	—	3,401	—	—	—	3,401
Commercial real estate:
Healthcare	—	—	—	3,164	—	—	3,164
Industrial	—	—	—	—	2,570	—	2,570
Multifamily	187	—	—	—	601	436	1,224
Retail	256	205	401	—	—	—	862
Office	—	—	—	—	—	—	—
Other	84	—	—	—	—	—	84
Residential real estate	1,917	—	—	—	178	618	2,713
Construction real estate	—	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	44	127	171
Home equity	2,875	—	708	—	440	1,611	5,634
Other consumer	—	—	—	—	—	—	—
Total	$5,361	$205	$5,719	$3,164	$3,833	$2,792	$21,074

Activity in the allowance for loan losses was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$128,279	$135,975	$192,217
Provision for credit losses	(5,804)	(8,900)	120,750
Charge-offs:
Commercial	3,706	2,408	17,571
Commercial collateralized by assignment of lease payments	—	1,721	1,466
Commercial real estate	7,517	11,377	96,633
Residential real estate	2,796	2,944	12,643
Construction real estate	980	4,007	52,917
Indirect vehicle	2,911	2,259	2,836
Home equity	3,692	4,551	11,066
Other consumer	2,073	1,349	1,648
Total charge-offs	23,675	30,616	196,780
Recoveries:
Commercial	3,156	3,475	5,370
Commercial collateralized by assignment of lease payments	1,131	6,720	225
Commercial real estate	6,025	16,987	3,332
Residential real estate	479	501	49
Construction real estate	1,616	2,019	8,590
Indirect vehicle	1,411	1,096	1,399
Home equity	594	671	224
Other consumer	250	351	599
Total recoveries	14,662	31,820	19,788
Net charge-offs (recoveries)	9,013	(1,204)	176,992
Allowance for credit losses	113,462	128,279	135,975
Allowance for unfunded credit commitments	(1,716)	(4,075)	(9,177)
Balance at December 31,	$111,746	$124,204	$126,798

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013 and 2012 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other Consumer	Unfunded Commitments	Total
December 31, 2013
Allowance for credit losses:
Beginning balance	$24,943	$7,755	$61,056	$6,941	$11,222	$1,324	$9,401	$1,562	$4,075	$128,279
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	500	—	—	—	(500)	—
Charge-offs	3,706	—	7,517	2,796	980	2,911	3,692	2,073	—	23,675
Recoveries	3,156	1,131	6,025	479	1,616	1,411	594	250	—	14,662
Provision	(932)	273	(7,936)	4,248	(5,502)	1,838	2,175	1,891	(1,859)	(5,804)
Ending balance	$23,461	$9,159	$51,628	$8,872	$6,856	$1,662	$8,478	$1,630	$1,716	$113,462
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,284	$144	$8,179	$3,119	$227	$57	$1,358	$—	$689	$18,057
Collectively evaluated for impairment	18,693	9,015	41,763	5,753	6,567	1,605	7,120	1,630	1,027	93,173
Acquired and accounted for under ASC 310-30 (1)	484	—	1,686	—	62	—	—	—	—	2,232
Total ending allowance balance	$23,461	$9,159	$51,628	$8,872	$6,856	$1,662	$8,478	$1,630	$1,716	$113,462
Loans:
Individually evaluated for impairment	$17,822	$4,461	$64,724	$16,944	$475	$123	$23,972	$—	$—	$128,521
Collectively evaluated for impairment	1,246,523	1,489,727	1,582,976	293,883	140,778	262,509	244,317	66,952	—	5,327,665
Acquired and accounted for under ASC 310-30 (1)	35,673	—	140,504	5,448	48,313	—	107	26,320	—	256,365
Total ending loans balance	$1,300,018	$1,494,188	$1,788,204	$316,275	$189,566	$262,632	$268,396	$93,272	$—	$5,712,551
December 31, 2012
Allowance for credit losses:
Beginning balance	$21,106	$7,561	$68,695	$3,935	$15,639	$1,834	$7,333	$695	$9,177	$135,975
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	1,132	—	—	—	(1,132)	—
Charge-offs	2,408	1,721	11,377	2,944	4,007	2,259	4,551	1,349	—	30,616
Recoveries	3,475	6,720	16,987	501	2,019	1,096	671	351	—	31,820
Provision	2,770	(4,805)	(13,249)	5,449	(3,561)	653	5,948	1,865	(3,970)	(8,900)
Ending balance	$24,943	$7,755	$61,056	$6,941	$11,222	$1,324	$9,401	$1,562	$4,075	$128,279
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,620	$188	$8,928	$2,858	$497	$—	$850	$—	$3,499	$20,440
Collectively evaluated for impairment	18,878	7,567	50,120	4,083	10,662	1,324	8,551	1,562	576	103,323
Acquired and accounted for under ASC 310-30 (1)	2,445	—	2,008	—	63	—	—	—	—	4,516
Total ending allowance balance	$24,943	$7,755	$61,056	$6,941	$11,222	$1,324	$9,401	$1,562	$4,075	$128,279
Loans:
Individually evaluated for impairment	$23,886	$1,275	$65,339	$13,276	$2,167	$—	$16,321	$—	$—	$122,264
Collectively evaluated for impairment	1,178,804	1,301,745	1,696,493	297,144	108,094	208,633	288,865	93,317	—	5,173,095
Acquired and accounted for under ASC 310-30 (1)	65,658	—	247,390	6,528	118,360	—	465	33,170	—	471,571
Total ending loans balance	$1,268,348	$1,303,020	$2,009,222	$316,948	$228,621	$208,633	$305,651	$126,487	$—	$5,766,930

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

•
Pass rated loans (typically performing loans) are accounted for in accordance with ASC 310-20 "Nonrefundable Fees and Other Costs" as these loans do not have evidence of credit deterioration since origination.

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

During the year ended December 31, 2013, there was a negative provision for credit losses of $2.5 million and net recoveries of $218 thousand, respectively, in relation to 15 pools of purchased loans with a total carrying amount of $195.5 million as of December 31, 2013. During the year ended December 31, 2012, there was a provision for credit losses of $8.1 million and net charge-offs of $4.4 million in relation to 14 pools of purchased loans with a total carrying amount of $261.9 million as of December 31, 2012.  There was $2.2 million in allowance for loan losses related to these purchased loans at December 31, 2013 and $4.5 million at December 31, 2012.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired in FDIC-assisted transactions and accounted for under ASC 310-30 were as follows for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Balance at beginning of period	$5,685	$18,703
Accretion	(4,456)	(13,535)
Other	1,108	517
Balance at end of period	$2,337	$5,685

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

The carrying amount of covered loans and other purchased non-covered loans at December 31, 2013 consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table (in thousands):

December 31, 2013	Purchased Impaired Loans	Purchased Non-Impaired Loans	Total
Covered loans:
Commercial related (1)	$9,445	$5,629	$15,074
Commercial	803	2,764	3,567
Commercial real estate	51,762	88,742	140,504
Construction real estate	41,928	6,385	48,313
Other	2,529	25,733	28,262
Total covered loans	$106,467	$129,253	$235,720
Estimated receivable amount from the FDIC under the loss-share agreement (2)	$570	$9,974	$10,544
Non covered loans:
Commercial related (3)	$4,726	$12,306	$17,032
Other	89	3,524	3,613
Total non-covered loans	$4,815	$15,830	$20,645

(1)	Covered commercial related loans include commercial, commercial real estate and construction real estate loans acquired in connection with the Heritage and Benchmark FDIC-assisted transactions.

(2)	Estimated reimbursable amounts from the FDIC under the loss-share agreement exclude $1.1 million in reimbursable amounts related to covered other real estate owned.

(3)	Non covered commercial related loans include commercial, commercial real estate and construction real estate for InBank.

Outstanding balances on purchased loans from the FDIC were $248.6 million and $515.7 million as of December 31, 2013 and 2012, respectively.  The related carrying amount on loans purchased from the FDIC was $235.7 million and $471.6 million as of December 31, 2013 and 2012, respectively.

Note 6.	Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, including computer systems and satellite equipment, medical equipment, material handling and general manufacturing equipment.

Lease investments by categories follow (in thousands):

	December 31,
	2013	2012
Direct finance leases:
Minimum lease payments	$155,945	$96,834
Estimated unguaranteed residual values	31,272	32,013
Less: unearned income	(14,473)	(6,995)
Direct finance leases (1)	$172,744	$121,852
Leveraged leases:
Minimum lease payments	$24,320	$28,831
Estimated unguaranteed residual values	2,508	2,714
Less: unearned income	(1,644)	(2,376)
Less: related non-recourse debt	(23,243)	(27,319)
Leveraged leases (1)	$1,941	$1,850
Operating leases:
Equipment, at cost	$218,473	$222,083
Less accumulated depreciation	(87,384)	(92,260)
Lease investments, net	$131,089	$129,823

(1)          Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leverage leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease.

Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $17.5 million at December 31, 2013 and $21.1 million at December 31, 2012.

The minimum lease payments receivable for the various categories of leases are due as follows (in thousands) for the years ending December 31,

	Direct Finance	Leveraged	Operating
Year	Leases	Leases	Leases	Total
2014	$62,310	$13,622	$34,839	$110,771
2015	45,899	7,395	23,263	76,557
2016	26,814	2,482	13,981	43,277
2017	13,247	642	5,232	19,121
2018	5,838	179	2,011	8,028
Thereafter	1,837	—	421	2,258
	$155,945	$24,320	$79,747	$260,012

At December 31, 2013, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2014	$12,417	$802	$13,239	$26,458
2015	7,427	974	8,310	16,711
2016	6,203	609	9,793	16,605
2017	2,975	105	6,680	9,760
2018	1,420	18	3,533	4,971
Thereafter	830	—	1,433	2,263
	$31,272	$2,508	$42,988	$76,768

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease.  Lease residual values are reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees participate.  Often times, there are several individual lease schedules under one master lease.  There were 3,590 leases at December 31, 2013 compared to 3,464 at December 31, 2012.  The average residual value per lease schedule was approximately $21 thousand at December 31, 2013 and $22 thousand at December 31, 2012.  The average residual value per master lease schedule was approximately $82 thousand at December 31, 2013 and $79 thousand at December 31, 2012.

Income from lease financing, net was composed of (in thousands):

	Years Ended December 31,
	2013	2012	2011
Rental income	$62,629	$49,473	$54,859
Equipment maintenance contracts revenue, net of cost of sales	11,071	14,129	7,713
Vendor promotional income	7,587	4,051	3,191
Other lease related revenue	1,796	167	408
Gain on sale of lease payments and leased equipment, net of residual write downs	12,002	4,708	3,158
Income on lease investments, gross	95,085	72,528	69,329
Less:
Depreciation on operating leases	(33,842)	(36,146)	(42,390)
Lease financing, net	$61,243	$36,382	$26,939

Extension rents received in excess of residual values are reflected in rental income. Equipment maintenance contracts revenue represents the gross amount of revenue paid for maintenance contracts and other services brokered to customers.  The maintenance contracts are serviced by third parties, with the Company maintaining no obligation under the contracts.  The cost of sales is the amount paid by the Company to the third party maintenance provider. From time to time, the Company sells minimum lease payments to third parties.

Gains on leased equipment periodically result when a lessee renews a lease or purchases the equipment at the end of a lease or the equipment is sold to a third party at a profit.  Individual lease transactions can, however, result in a loss.  This generally happens when, at the end of a lease, the lessee does not renew the lease or purchase the equipment.

Note 7.	Premises and Equipment

Premises and equipment consisted of (in thousands):

	December 31,
	2013	2012
Land and land improvements	$67,389	$69,832
Buildings	98,675	97,365
Furniture and equipment	97,766	88,425
Buildings and leasehold improvements	55,639	49,813
	319,469	305,435
Accumulated depreciation	(98,404)	(83,902)
Premises and equipment, net	$221,065	$221,533

Depreciation on premises and equipment totaled $18.1 million, $16.3 million, and $13.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 8.	Goodwill and Intangibles

The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit and client relationship intangibles, consists of goodwill. Under ASC Topic 350, goodwill is subject to at least annual assessments for impairment by applying a fair value based test. The Company reviews goodwill to determine potential impairment annually, or more frequently if events and circumstances indicate that goodwill might be impaired, by comparing the carrying value of the reporting units with the fair value of the reporting units.

The Company's annual assessment date is as of December 31. As of December 31, 2013, the Company had two reporting units: banking and leasing. Based on the Company's 2013 goodwill impairment testing, the fair values of the two reporting units were in excess of their carrying value. No impairment losses were recognized during the years ended December 31, 2013, 2012, or 2011. The carrying amount of goodwill was $423.4 million at December 31, 2013 and 2012.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately four years as of December 31, 2013.

The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Balance at beginning of period	$29,512	$29,494
Amortization expense	(6,084)	(5,010)
Other intangibles from business combinations	—	5,028
Balance at end of period	$23,428	$29,512

Gross carrying amount	$60,292	$61,429
Accumulated amortization	(36,864)	(31,917)
Net book value	$23,428	$29,512

The following presents the estimated amortization expense of other intangible assets (in thousands):

Years ending December 31,	Amount
2014	$4,748
2015	4,030
2016	3,418
2017	3,071
2018	2,812
Thereafter	5,349
$23,428

Note 9.	Deposits

The composition of deposits was as follows (in thousands):

	December 31,
	2013	2012
Demand deposit accounts, noninterest bearing	$2,375,863	$2,164,547
NOW and money market accounts	2,682,419	2,747,273
Savings accounts	855,394	811,333
Certificates of deposit, $100,000 or more	827,413	1,020,033
Other certificates of deposit	640,170	799,511
Total	$7,381,259	$7,542,697

Certificates of deposit of $100,000 or more included $224.2 million and $294.2 million of brokered deposits at December 31, 2013 and 2012, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $100,000 or more.

At December 31, 2013, the scheduled maturities of certificates of deposit were as follows (in thousands):

2014	$1,064,248
2015	205,921
2016	64,423
2017	49,420
2018	18,739
Thereafter	64,832
$1,467,583

Note 10.	Short-Term Borrowings

Short-term borrowings were as follows as of December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013		2012
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Customer repurchase agreements	0.20%	$193,389	0.23%	$208,242
Federal Home Loan Bank advances	0.17%	300,000	3.58%	12,360
	0.18%	$493,389	0.42%	$220,602

The Company had a fixed rate $300.0 million Federal Home Loan Bank ("FHLB") advance with a maturity date less than one year at December 31, 2013 and $12.4 million in fixed rate FHLB advances with a maturity date less than one year at December 31, 2012.  At December 31, 2013, the interest rate on the advance outstanding on that date was 0.17% and the advance matured on January 2, 2014. The Company has investment securities available for sale and loans pledged as collateral on these FHLB advances. See Note 4. Investment Securities and Note 5. Loans of the notes to the consolidated financial statements.

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

On March 9, 2012, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one month LIBOR + 2.00%. As of December 31, 2013, no amount was outstanding. The line originally matured on March 8, 2013, was renewed and is scheduled to mature on March 7, 2014.

Note 11.	Long-term Borrowings

The Company had FHLB advances with original contractual maturities greater than one year of $4.3 million and $4.4 million at December 31, 2013 and 2012, respectively. As of December 31, 2013, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87% and maturities ranging from April 2021 to April 2035. The Company has investment securities available for sale and loans pledged as collateral on these FHLB advances. See Note 4. Investment Securities and Note 5. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $17.5 million and $21.1 million at December 31, 2013 and 2012, respectively, which as of December 31, 2013, were accruing interest at rates ranging from 2.50% to 12.00%.  Lease investments includes equipment with an amortized cost of $25.7 million and $29.7 million at December 31, 2013 and 2012, respectively, that is pledged as collateral on these notes.

The Company had a $40.0 million 10-year structured repurchase agreement as of December 31, 2013 and 2012, which bears interest at a fixed rate borrowing of 4.75% and expires in 2016.

During the first quarter of 2013, MB Financial Bank pre-paid a $50.0 million subordinated debt facility.  Interest was payable at a rate of 3-month LIBOR +1.70%.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Years ending December 31,
2014	$8,974
2015	5,743
2016	42,915
2017	751
2018	180
Thereafter	3,596
$62,159

Note 12.	Junior Subordinated Notes Issued to Capital Trusts

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2013 (in thousands):

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption.  Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes.  The Company’s obligation under the junior subordinated notes and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust.  The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.  During any such deferral period, the Company may not pay cash dividends on its common or preferred stock and generally may not repurchase its common or preferred stock.

Note 13.	Lease Commitments and Rental Expense

The Company leases office space for certain branch offices.  At December 31, 2013, the future minimum annual rental commitments for these noncancelable leases and subleases of such space were as follows (in thousands):

	Gross	Sublease	Net
Years ending December 31,	Rents	Rents	Rents
2014	$5,408	$926	$4,482
2015	4,801	697	4,104
2016	3,810	444	3,366
2017	2,929	422	2,507
2018	2,202	414	1,788
Thereafter	16,580	1,005	15,575
	$35,730	$3,908	$31,822

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes.  Certain leases also provide for increased rental payments based on increases in the Consumer Price Index.

Net rental expense for the years ended December 31, 2013, 2012, and 2011 amounted to $4.7 million, $5.4 million, and $5.3 million, respectively.

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

During 2013, each participant was eligible for a maximum total Company matching contribution of 3.5% of their eligible compensation.  Additionally, the Company may make annual discretionary profit sharing contributions. The Company’s total contribution to the plan for the year ended December 31, 2013 was estimated to be $7.0 million and was $6.9 million and $6.1 million for the years ended December 31, 2012 and 2011, respectively.

The Company has deferred compensation plans that allow certain executives, senior officers, directors and other employees to defer payment of up 100% of their base salary and bonus in the case of employees and board fees in the case of directors.  Discretionary Company contributions to these plans for the year ended December 31, 2013 were estimated to be approximately $643 thousand.  Contributions to these plans were $464 thousand and $492 thousand for the years ended December 31, 2012 and 2011, respectively.  In addition, pursuant to the Company’s agreement entered into with the Company’s Chief Executive Officer, he is entitled to receive on each December 31st while he is employed by the Company (starting December 31, 2007) a fully vested employer contribution to his account under the Company's non-stock deferred compensation plan in amount equal to 20% of his base salary then in effect.  The amounts deferred can be invested in MB Financial stock (under the Company’s stock deferred compensation plan) or publicly traded mutual funds (under the Company’s non-stock deferred compensation plan) at the discretion of the participant.  The cost of the MB Financial common stock held by MB Financial’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.  The amounts of the assets that are not invested in MB Financial common stock are recorded at their fair market value in other assets on the consolidated balance sheet.  As of December 31, 2013, the fair value of the assets held in other publicly traded funds totaled $10.7 million.  A liability is established, in other liabilities, on the consolidated balance sheet, for the fair value of the obligation to the participants.  Any increase or decrease in the fair market value of plan assets is recorded in other non-interest income on the consolidated statement of operations.  Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the consolidated statement of operations.  The increase in fair market value of the assets and the obligation related to the deferred compensation plan was $1.6 million for the year ended December 31, 2013.

Note 15.	Income Taxes

The deferred taxes consist of (in thousands):

	December 31,
	2013	2012
Deferred tax asset:
Allowance for credit losses	$44,418	$50,336
Federal net operating loss carryforwards	—	1,926
State net operating loss carryforwards	24,354	23,677
Other real estate owned	7,878	22,153
Stock options and restricted stock	5,816	5,808
Loans	6,833	8,628
Deferred compensation	8,423	6,129
Tax credit carryforwards	13,233	15,491
Bonus accrual	4,739	4,438
Merger and non-compete accrual	623	865
Other items	1,222	1,343
Total deferred tax asset	117,539	140,794
Valuation allowance	—	—
Total deferred tax asset, net of valuation allowance	117,539	140,794
Deferred tax liability:
Premises and equipment	(118,000)	(116,780)
Deferred income from FDIC-assisted transactions	(48,272)	(50,565)
Investment securities	(5,030)	(5,573)
FHLB stock dividends	(2,441)	(2,774)
Core deposit intangible	(2,918)	(2,669)
Other items	(3,799)	(3,673)
Total deferred tax liability	(180,460)	(182,034)
Net deferred tax liability	(62,921)	(41,240)
Net unrealized holding gain on investment securities available for sale	(5,354)	(23,431)
Net deferred tax liability	$(68,275)	$(64,671)

The Company’s state net operating loss carryforwards totaled $450.7 million at December 31, 2013 and begin to expire in 2015 through 2027.  In January of 2011, the State of Illinois enacted legislation suspending the utilization of net operating loss carryforwards. For Illinois purposes, no carryover deduction is allowed for any taxable year ending after December 31, 2010 and prior to December 31, 2012, and no carryover deduction can exceed $100,000 for any taxable year ending on or after December 31, 2012 and prior to December 31, 2014. Further, the legislation extended the carryover period for Illinois net operating losses by the number of taxable years in which carryover deductions are disallowed or limited.  The Company's tax credit carryforwards include federal alternative minimum tax credits of $12.4 million with an indefinite carryforward period and general business credits of $700 thousand with expiration dates occurring in 2028 through 2033. Management has determined that is more likely than not that the deferred tax assets, including the net operating loss carryforwards, as of December 31, 2013, will be realized and that no valuation allowance is required.

Income taxes attributable to continuing operations consist of (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current expense (benefit):
Federal	$12,234	$15,075	$713
State	5,576	6,225	(611)
Foreign	—	—	—
	17,810	21,300	102
Deferred expense	21,681	15,177	5,166
	$39,491	$36,477	$5,268

The reconciliation between the statutory federal income tax rate of 35% and the effective tax rate on income from continuing operations follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Federal income tax expense at expected statutory rate	$48,281	$44,398	$15,398
Increase (decrease) due to:
Tax exempt income, net	(14,200)	(12,539)	(8,162)
State tax benefit resulting from change in tax rate	—	—	(2,100)
State tax expense net of federal impact	6,508	5,014	1,703
Nonincludable increase in cash surrender value of life insurance	(1,111)	(1,177)	(1,529)
Nondeductible merger expense	591	—	—
Adjustment of tax contingency reserves	(24)	14	35
Other items, net	(554)	767	(77)
Income tax expense	$39,491	$36,477	$5,268

ASC Topic 740, "Accounting for Uncertainty in Income Taxes" provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

A reconciliation of the change in unrecognized tax benefits from January 1, 2013 to December 31, 2013 is as follows (in thousands):

	Unrecognized Tax Benefit Without Interest	Interest on unrecognized Tax Benefit	Total Unrecognized Tax Benefit Including Interest
Balance at January 1, 2013	$95	$9	$104
Increases for tax positions of prior years	15	5	20
Benefits recognized	(37)	(7)	(44)
Balance at December 31, 2013	$73	$7	$80

The whole amount of unrecognized tax benefits would affect the tax provision and the effective income tax rate if recognized in future periods.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense, to the extent not included in unrecognized tax benefits.

The Company’s federal income tax returns are open and subject to examination for the 2010 tax return year and forward.  The Company’s various state income tax returns are generally open for the 2010 tax return year and forward based on individual state statutes of limitation.  The Company is not currently under examination by any taxing authority.

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

At December 31, 2013 and 2012, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	2013	2012
Commitments to extend credit:
Home equity lines	$208,581	$239,771
Other commitments	1,214,391	911,166
Letters of credit:
Standby	69,556	66,247
Commercial	708	465

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of December 31, 2013, the maximum remaining term for any standby letters of credit matures on December 31, 2021.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At December 31, 2013, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $3.6 million to $70.3 million from $66.7 million at December 31, 2012.  Of the $70.3 million in commitments outstanding at December 31, 2013, approximately $63.8 million of the letters of credit have been issued or renewed since December 31, 2012.

Letters of credit issued on behalf of bank customers may be done on either a secured, partially secured or an unsecured basis.  If a letter credit is secured or partially secured, the collateral can take various forms including bank accounts, investments, fixed assets, inventory, accounts receivable or real estate.  The Company takes the same care in making credit decisions and obtaining collateral when it issues letters of credit on behalf of its customers as it does when making other types of loans.

As of December 31, 2013, the Company had approximately $2.0 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of December 31, 2013, approximately 27% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of December 31, 2013. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located through the United States.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company’s consolidated financial statements.

On July 26, 2013, an action captioned James Sullivan v. Taylor Capital Group, Inc., et al., Case No. 2013-CH17751 (the “Sullivan Action”) was commenced against Taylor Capital, the board of directors of Taylor Capital (the “Taylor Capital Board”), and MB Financial (collectively, the “Defendants”) in the Circuit Court of Cook County, Illinois (the “Court”), alleging that the Taylor Capital Board breached its fiduciary duties in connection with the pending MB Financial/Taylor Capital merger (the “Merger”) and that MB Financial aided and abetted those breaches of fiduciary duty. On August 8, 2013, a stockholder class action captioned Dennis Panozzo v. Taylor Capital Group, Inc., et. al., Case No. 2013-CH-18546 (the “Panozzo Action”) was commenced against the Defendants in the Court making similar allegations in connection with the Merger. Subsequently, on September 10, 2013, the Sullivan Action and the Panozzo Action were consolidated pursuant to Court order under the first-filed Sullivan Action, Case No. 2013-CH17751 (as so consolidated, the “Action”). On October 24, 2013, the plaintiffs in the Action (the “Plaintiffs”) filed a consolidated amended class action complaint, alleging that the Taylor Capital Board breached its fiduciary duties in connection with the Merger, including by making incomplete and misleading disclosures concerning the Merger, and that MB Financial aided and abetted those breaches of fiduciary duty.

On February 17, 2014, solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest, the Defendants entered into a memorandum of understanding (the “MOU”) with the Plaintiffs regarding the settlement of the Action pursuant to which Taylor Capital and MB Financial agreed to make certain supplemental disclosures concerning the Merger, which each of Taylor Capital and MB Financial did in a Current Report on Form 8-K filed by each company on February 18, 2014 (the “Form 8-Ks”). The MOU also provides that, solely for purposes of settlement, the Court will certify a class consisting of all persons who were record or beneficial stockholders of Taylor Capital when the Merger was approved by the Taylor Capital Board or any time thereafter (the “Class”). In addition, the MOU provides that, subject to approval by the Court after notice to the members of the Class (the “Class Members”), the Action will be dismissed with prejudice and all claims that the Class Members may possess with regard to the Merger, with the exception of claims for statutory appraisal, will be released. In connection with the settlement, the Plaintiffs’ counsel have expressed their intention to seek an award by the Court of attorneys’ fees and expenses. The amount of the award to the Plaintiffs’ counsel will ultimately be determined by the Court. This payment will not affect the amount of merger consideration to be paid by MB Financial or that any Taylor Capital stockholder will receive in the Merger. There can be no assurance that the parties will ultimately enter into a definitive settlement agreement or that the Court will approve the settlement even if the parties enter into such an agreement. In the absence of either event, the proposed settlement as contemplated by the MOU may be terminated.

The Defendants continue to believe that the Action is without merit, have vigorously denied, and continue to vigorously deny, all of the allegations of wrongful or actionable conduct asserted in the Action, and the Taylor Capital Board vigorously maintains that it diligently and scrupulously complied with its fiduciary duties, that the joint proxy statement/prospectus dated January 14, 2014 mailed to the stockholders of Taylor Capital and MB Financial is complete and accurate in all material respects and that no further disclosure is required under applicable law. The Defendants are entering into the MOU and the contemplated settlement solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest. Nothing in the MOU, any settlement agreement or any public filing, including the Form 8-Ks, shall be deemed an admission of the legal necessity of filing or the materiality under applicable laws of any of the additional information contained therein or in any public filing associated with the proposed settlement of the Action.

Based on information currently available, consultations with counsel and established reserves, management believes that the eventual outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 17.	Regulatory Matters

The Company’s primary source of cash is dividends from its bank subsidiary.  The bank subsidiary is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  In addition, the dividends declared cannot be in excess of the amount which would cause the bank subsidiary to fall below the minimum required for capital adequacy purposes.

The Company and its bank subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory — and additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s and its bank subsidiary’s assets, liabilities, and certain off-balance-sheet items are calculated under regulatory accounting practices.  The Company’s and its bank subsidiary’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes the Company and its bank subsidiary met all capital adequacy requirements to which they are subject as of December 31, 2013 and 2012.

As of December 31, 2013, the most recent regulatory notification categorized the bank subsidiary as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the bank subsidiary must maintain the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well-capitalized column in the table below.  There are no conditions or events since that notification that management believes have changed the bank subsidiary’s categories.

The required and actual amounts and ratios for the Company and its bank subsidiary are presented below (dollars in thousands):

					To Be Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total capital (to risk-weighted assets):
Consolidated	$1,106,541	16.53%	$535,430	8.00%	N/A	N/A
MB Financial Bank	974,189	14.59	534,004	8.00	$667,505	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	1,022,512	15.28%	267,715	4.00%	N/A	N/A
MB Financial Bank	890,380	13.34	267,002	4.00	400,503	6.00%
Tier 1 capital (to average assets):
Consolidated	1,022,512	11.22%	364,587	4.00%	N/A	N/A
MB Financial Bank	890,380	9.79	363,904	4.00	454,880	5.00%
As of December 31, 2012
Total capital (to risk-weighted assets):
Consolidated	$1,059,357	16.62%	$509,885	8.00%	N/A	N/A
MB Financial Bank	983,817	15.49	508,016	8.00	$635,021	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	939,087	14.73%	254,942	4.00%	N/A	N/A
MB Financial Bank	863,836	13.60	254,008	4.00	381,012	6.00%
Tier 1 capital (to average assets):
Consolidated	939,087	10.50%	357,906	4.00%	N/A	N/A
MB Financial Bank	863,836	9.68	356,984	4.00	446,230	5.00%

N/A — not applicable

Note 18.	Fair Value Measurements

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2013
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$52,068	$—	$52,068	$—
States and political subdivisions	19,143	—	19,143	—
Residential mortgage-backed securities	701,233	—	700,542	691
Commercial mortgage-backed securities	52,941	—	52,941	—
Corporate bonds	283,070	—	277,905	5,165
Equity securities	10,457	10,457	—	—
Loans held for sale	629	—	629	—
Assets held in trust for deferred compensation	10,679	10,679	—	—
Derivative financial instruments	18,645	—	18,645	—
Financial liabilities
Other liabilities (1)	10,569	10,569	—	—
Derivative financial instruments	18,632	—	18,632	—
2012
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$41,315	$—	$41,315	$—
States and political subdivisions	725,019	—	725,019	—
Residential mortgage-backed securities	939,202	—	938,354	848
Commercial mortgage-backed securities	54,126	—	54,126	—
Corporate bonds	96,674	—	91,451	5,223
Equity securities	11,835	11,835	—	—
Loans held for sale	7,492	—	7,492	—
Assets held in trust for deferred compensation	7,746	7,746	—	—
Derivative financial instruments	29,096	—	29,096	—
Financial liabilities
Other liabilities (1)	7,746	7,746	—	—
Derivative financial instruments	29,055	—	29,055	—

(1) Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

	Fair Value at	Valuation	Unobservable
	December 31, 2013	Technique	Input	Range

Residential mortgage-backed securities	$691	Discounted cash flows	Constant pre-payment rates
			(CPR) assumption	1% - 3% CPR
Corporate bonds	5,165	Discounted cash flows	Credit assumption	20% Loss

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2013. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31
	2013	2012
Balance, beginning of period	$6,071	$6,992
Other comprehensive income	(44)	81
Principal payments	(157)	(885)
Impairment charge	(14)	(117)
Balance, ending of period	$5,856	$6,071

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

Non-Financial Long-Lived Assets.  During the year ended December 31, 2012, the Company recognized branch impairment charges of $2.2 million caused by the decision to close branches in that year.  The fair value of the branch was estimated using Level 3 inputs based on internal appraisals.

Assets measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2013
Financial assets:
Impaired loans	$77,497	$—	$—	$77,497
Non-financial assets:
Foreclosed assets	44,601	—	—	44,601
2012
Financial assets:
Impaired loans	$62,258	$—	$—	$62,258
Non-financial assets:
Foreclosed assets	60,228	—	—	60,228
Long-lived assets	2,314	—	—	2,314

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

	Fair Value at	Valuation	Unobservable
	December 31, 2013	Technique	Input	Range

Impaired loans	$77,497	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	44,601	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

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

The estimated fair values of financial instruments are as follows (in thousands):

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$205,193	$205,193	$205,193	$—	$—
Interest bearing deposits with banks	268,266	268,266	268,266	—	—
Federal funds sold	42,950	42,950	42,950	—	—
Investment securities available for sale	1,118,912	1,118,912	10,457	1,102,599	5,856
Investment securities held to maturity	1,182,533	1,198,929	—	1,198,929	—
Non-marketable securities - FHLB and FRB stock	51,417	51,417	—	—	51,417
Loans held for sale	629	629	—	629	—
Loans, net	5,600,805	5,583,759	—	—	5,583,759
Accrued interest receivable	36,593	36,593	36,593	—	—
Derivative financial instruments	18,645	18,645	—	18,645	—
Financial Liabilities:
Non-interest bearing deposits	$2,375,863	$2,375,863	$2,375,863	$—	$—
Interest bearing deposits	5,005,396	5,012,928	—	—	5,012,928
Short-term borrowings	493,389	493,384	—	—	493,384
Long-term borrowings	62,159	66,301	—	—	66,301
Junior subordinated notes issued to capital trusts	152,065	101,247	—	—	101,247
Accrued interest payable	2,042	2,042	2,042	—	—
Derivative financial instruments	18,632	18,632	—	18,632	—

	December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$176,010	$176,010	$176,010	$—	$—
Interest bearing deposits with banks	111,533	111,533	111,533	—	—
Investment securities available for sale	1,868,171	1,868,171	11,835	1,850,265	6,071
Investment securities held to maturity	493,421	535,681	—	535,681	—
Non-marketable securities - FHLB and FRB stock	55,385	55,385	—	—	55,385
Loans held for sale	7,492	7,492	—	7,492	—
Loans, net	5,642,726	5,659,598	—	—	5,659,598
Accrued interest receivable	36,040	36,040	36,040	—	—
Derivative financial instruments	29,096	29,096	—	29,096	—
Financial Liabilities:
Non-interest bearing deposits	$2,164,547	$2,164,547	$2,164,547	$—	$—
Interest bearing deposits	5,378,150	5,399,709	—	—	5,399,709
Short-term borrowings	220,602	220,683	—	—	220,683
Long-term borrowings	116,050	117,809	—	—	117,809
Junior subordinated notes issued to capital trusts	152,065	104,009	—	—	104,009
Accrued interest payable	2,828	2,828	2,828	—	—
Derivative financial instruments	29,055	29,055	—	29,055	—

Note 19.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Year Ended December 31,
	2013	2012	2011
Total cost of share-based payment plans during the year	$5,456	$4,806	$4,836
Amount of related income tax benefit recognized in income	$2,159	$1,918	$1,972

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In June 2011, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to add 2,300,000 authorized shares for a total of 8,300,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis.  As of December 31, 2013, there were 1,615,377 shares available for future grants.

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

The following table summarizes stock options outstanding for the year ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2012	2,739,753	$27.34
Granted	225,269	27.34
Exercised	(381,417)	25.11
Expired or cancelled	(118,690)	31.13
Forfeited	(21,163)	20.04
Options outstanding as of December 31, 2013	2,443,752	$27.57	4.71	$14,980
Options exercisable as of December 31, 2013	1,766,966	$29.93	3.43	$7,761

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

The following assumptions were used for options granted during the years ended December 31, 2013, 2012, and 2011:

	For the Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.92%	1.02%	1.95%
Expected volatility of Company’s stock	25.18%	27.17%	43.72%
Expected dividend yield	1.73%	2.00%	1.48%
Expected life of options (years)	5.6	5.7	5.8
Weighted average fair value per option of options granted during the year	$5.88	$4.23	$7.57

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011 was $1.3 million, $203 thousand, and $314 thousand, respectively.

The following is a summary of changes in restricted shares and units for the year ended December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares and Units Outstanding at December 31, 2012	634,211	$18.82
Granted	272,152	26.92
Vested	(203,495)	16.78
Forfeited	(17,149)	20.86
Shares and Units Outstanding at December 31, 2013	685,719	$22.59

The total intrinsic value of restricted shares that vested during the years ended December 31, 2013, 2012, and 2011 was $5.8 million, $6.2 million, and $2.2 million, respectively.

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

The Company issued 92,717 shares and 66,193 shares of market-based restricted stock in 2011 and 2010, respectively.  The market component of the vesting terms for each award requires that, for ten consecutive trading days, the closing price of the Company’s stock be at least $27.00 for awards issued in 2011 and $25.80 for awards issued in 2010.  The market components for awards issued in 2011 and 2010 have been satisfied as of December 31, 2013. Awards issued in 2011 will vest in full in 2014, on the third anniversary of the grant date. Awards issued in 2010 vested in full in 2013. A Monte Carlo simulation model was used to value the market-based restricted stock awards at the time of issuance.

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

As of December 31, 2013, there was $12.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At December 31, 2013, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.7 years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable for December 31, 2013 was approximately $25 thousand, and the net amount payable for December 31, 2012 was approximately $30 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At December 31, 2013, the Company’s credit exposure relating to interest rate swaps was approximately $17.4 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $238 thousand at December 31, 2013.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

The Company’s derivative financial instruments are summarized below as of December 31, 2013 and 2012 (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$238	$(23)	$3,707	$(94)
Stand-alone derivative instruments: (2)
Interest rate swap contracts	550,883	17,298	460,956	27,740	551,798	(17,350)	462,012	(27,832)
Interest rate options contracts	83,907	323	70,346	157	84,953	(323)	70,346	(157)
Foreign exchange contracts	31,361	1,006	20,033	1,062	47,760	(935)	19,337	(961)
Mortgage banking derivatives	1,783	18	11,400	137	250	(1)	4,000	(11)
Total non-hedging derivative instruments	667,934	18,645	562,735	29,096	684,761	(18,609)	555,695	(28,961)
Total	$667,934	$18,645	$562,735	$29,096	$684,999	$(18,632)	$559,402	$(29,055)

(1) Hedged fixed-rate commercial real estate loans
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in the other income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$9	$(15)	$(166)
Stand-alone derivative instruments:
Interest rate swap contracts	40	30	163
Interest rate options contracts	—	—	—
Foreign exchange contracts	(30)	67	8
Mortgage banking derivatives	(109)	96	31
Total non-hedging derivative instruments	(99)	193	202
Total	$(90)	$178	$36

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2013 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$5,792	$—	$5,792	$11,904	$—	$11,904
Foreign currency forward contracts	80	—	80	848	—	848
Mortgage banking derivatives	3	—	3	1	—	1
Total derivatives	5,875	—	5,875	12,753	—	12,753
Repurchase agreements	—	—	—	193,389	—	193,389
Total	$5,875	$—	$5,875	$206,142	$—	$206,142

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$883	$(883)	$—	$—	$10,669	$(883)	$(9,786)	$—
Counterparty B	1,836	(412)	—	1,424	412	(412)	—	—
Counterparty C	2,380	(1,612)	—	768	1,612	(1,612)	—	—
Other counterparties	776	(5)	—	771	60	(5)	—	55
Total derivatives	5,875	(2,912)	—	2,963	12,753	(2,912)	(9,786)	55
Repurchase agreements	—	—	—	—	193,389	—	(193,389)	—
Total	$5,875	$(2,912)	$—	$2,963	$206,142	$(2,912)	$(203,175)	$55

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2012 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$192	$—	$192	$27,890	$—	$27,890
Foreign currency forward contracts	43	—	43	929	—	929
Mortgage banking derivatives	1	—	1	11	—	11
Total derivatives	236	—	236	28,830	—	28,830
Repurchase agreements	—	—	—	208,242	—	208,242
Total	$236	$—	$236	$237,072	$—	$237,072

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$68	$(68)	$—	$—	$25,497	$(68)	$(25,429)	$—
Counterparty B	84	(84)	—	—	633	(84)	(549)	—
Counterparty C	36	(36)	—	—	2,305	(36)	(2,269)	—
Other counterparties	48	(42)	—	6	395	(42)	(298)	55
Total derivatives	236	(230)	—	6	28,830	(230)	(28,545)	55
Repurchase agreements	—	—	—	—	208,242	—	(208,242)	—
Total	$236	$(230)	$—	$6	$237,072	$(230)	$(236,787)	$55

Note 21.	Operating Segments

The Company's operations consist of two reportable operating segments: banking and leasing. The Company offers different products and services through its two segments, and the regulatory environment is significantly different for banking compared to leasing. The accounting policies of the segments are generally the same as those described in Note 1. Significant Accounting Policies.

The banking segment generates its revenues primarily from its lending and deposit gathering activities. The profitability of this segment's operations depends primarily on its net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses.  The provision for credit losses is dependent on changes in its loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The banking segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of customers and depositors.  These laws and regulations govern such areas as capital, permissible activities, allowance for loan losses, loans and investments, and rates of interest that can be charged on loans.

The leasing segment generates its revenues through lease originations and related services offered through the Company's leasing subsidiaries, LaSalle Systems Leasing, Inc. and Celtic Leasing Corp. The leasing subsidiaries invest directly in equipment that we lease (referred to as direct finance, leveraged or operating leases) to "Fortune 1000," large middle-market companies and healthcare providers located throughout the United States. The lease portfolio is made up of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, medical equipment and general manufacturing equipment. The leasing subsidiaries also specialize in selling third party equipment maintenance contracts to large companies.

Net interest income for the leasing segment includes adjustments based on the Company's internal funds transfer pricing model as well as interest on loans originated for the sole purpose of funding equipment purchases related to leases at the Company's lease subsidiaries. The provision for credit losses and non-interest expense for the leasing segment includes adjustments for internal allocations of certain expenses.

The following table presents summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Consolidated
Year ended December 31,
2013
Net interest income	$267,131	$5,205	$272,336
Provision for credit losses	(6,167)	363	(5,804)
Non-interest income	94,600	59,794	154,394
Non-interest expense	259,753	34,835	294,588
Income tax expense	28,201	11,290	39,491
Net income	$79,944	$18,511	$98,455
Total assets	$9,225,610	$415,817	$9,641,427
Year ended December 31,
2012
Net interest income	$290,881	$1,907	$292,788
Provision for credit losses	(9,035)	135	(8,900)
Non-interest income	95,449	33,744	129,193
Non-interest expense	284,452	19,578	304,030
Income tax expense	30,780	5,697	36,477
Net income	$80,133	$10,241	$90,374
Total assets	$9,203,837	$367,968	$9,571,805
Year ended December 31,
2011
Net interest income	$324,356	$917	$325,273
Provision for credit losses	120,808	(58)	120,750
Non-interest income	95,936	26,783	122,719
Non-interest expense	267,455	15,791	283,246
Income tax expense	1,182	4,086	5,268
Net income	$30,847	$7,881	$38,728
Total assets	$9,623,039	$210,033	$9,833,072

Note 22.	Condensed Parent Company Financial Information

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

Balance Sheets
(In thousands)

	December 31,
	2013	2012
Assets
Cash	$122,001	$57,303
Loans	—	6,960
Investments in subsidiaries	1,340,641	1,346,590
Other assets	24,505	21,796
Total assets	$1,487,147	$1,432,649
Liabilities and Stockholders’ Equity
Junior subordinated notes issued to capital trusts	$152,065	$152,065
Other liabilities	8,400	4,814
Stockholders’ equity	1,326,682	1,275,770
Total liabilities and stockholders’ equity	$1,487,147	$1,432,649

Statements of Operations
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Dividends from subsidiaries	$80,500	$146,000	$—
Interest and other income	4,215	1,682	3,410
Interest and other expense	7,143	7,117	6,248
Income (loss) before income tax benefit and equity in undistributed net income (loss) of subsidiaries	77,572	140,565	(2,838)
Income tax benefit	(1,223)	(2,192)	(1,151)
Income (loss) before equity in undistributed net income of subsidiaries	78,795	142,757	(1,687)
Equity in undistributed net income (loss) of subsidiaries	19,660	(52,383)	40,415
Net income	98,455	90,374	38,728
Dividends and discount accretion on preferred shares	—	3,269	10,414
Net income available to common stockholders	$98,455	$87,105	$28,314

Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities
Net income	$98,455	$90,374	$38,728
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of restricted stock awards	4,280	3,544	3,277
Compensation expense for stock option grants	1,176	1,262	1,559
Equity in undistributed net income of subsidiaries	(19,660)	52,383	(40,415)
Change in other assets and other liabilities	(1,460)	(5,064)	8,275
Net cash provided by operating activities	82,791	142,499	11,424
Cash Flows From Investing Activities
Net decrease in loans	6,960	21,010	18,009
Net cash provided by investing activities	6,960	21,010	18,009
Cash Flows From Financing Activities
Treasury stock transactions, net	(1,672)	(249)	(1,149)
Stock options exercised	1,014	154	1,903
Excess tax benefits from share-based payment arrangements	(325)	(390)	(53)
Dividends paid on common stock	(24,070)	(7,101)	(2,164)
Dividends paid on preferred stock	—	(3,239)	(9,799)
Repurchase of preferred stock and warrant	—	(197,518)	—
Redemption of on junior subordinated notes issued to capital trusts	—	(6,186)	—
Net cash used in financing activities	(25,053)	(214,529)	(11,262)
Net increase (decrease) in cash	64,698	(51,020)	18,171
Cash:
Beginning of year	57,303	108,323	90,152
End of year	$122,001	$57,303	$108,323

Note 23.	Preferred Stock

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

a)             Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2013 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)           Management’s Annual Report on Internal Control Over Financial Reporting: The annual report of management on the effectiveness of our internal control over financial reporting and the attestation report thereon issued by our independent registered public accounting firm are set forth under “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” under “Item 8. Financial Statements and Supplementary Data.”

c)           Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2013, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers.  The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance.  The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics.  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors.  A copy of our code of ethics is available on our Internet website address, www.mbfinancial.com.

Item 11.	Executive Compensation

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2013 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, warrants and rights (1)	Weighted Average Exercise Price of Outstanding Options, warrants and rights(1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the first column) (2)
Equity compensation plans approved by stockholders	2,615,989	$27.57	1,615,377
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	2,615,989	$27.57	1,615,377

(1) Includes 122,085 shares underlying market-based restricted stock units and 43,340 shares underlying restricted stock units.  Recipients of market-based restricted stock units will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over a three year period.  The market-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued.  Additionally, there were 14,953 shares underlying stock options and 6,812 shares underlying director stock units that we assumed in our 2006 acquisition of First Oak Brook Bancshares, Inc.  The market-based restricted stock units, restricted stock units and director stock units do not have an exercise price and are not taken into account in the determination of the weighted average exercise price.

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

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2014 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

February 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title

/s/Mitchell Feiger		Director, President and Chief Executive Officer
Mitchell Feiger		(Principal Executive Officer)	February 20, 2014

/s/Jill E. York		Vice President and Chief Financial Officer
Jill E. York		(Principal Financial Officer and Principal Accounting Officer)	February 20, 2014

/s/Thomas H. Harvey*		Director	February 20, 2014
Thomas H. Harvey

/s/David P. Bolger*		Director	February 20, 2014
David P. Bolger

/s/Robert S. Engelman, Jr.*		Director	February 20, 2014
Robert S. Engelman, Jr.

/s/Charles J. Gries*		Director	February 20, 2014
Charles J. Gries

/s/James N. Hallene*		Director	February 20, 2014
James N. Hallene

/s/Richard J. Holmstrom*		Director	February 20, 2014
Richard J. Holmstrom

/s/Karen J. May*		Director	February 20, 2014
Karen J. May

/s/Ronald D. Santo*		Director	February 20, 2014
Ronald D. Santo

/s/Renee Togher*		Director	February 20, 2014
Renee Togher

*By:	/s/Mitchell Feiger	Attorney-in-Fact

EXHIBIT INDEX
Exhibit Number	Description

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

101
The following financial statements from the MB Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith