Form 10-Q
period 2014-03-31
MB FINANCIAL INC /MD
filed 2014-05-06
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

There were issued and outstanding 55,136,899 shares of the Registrant’s common stock as of May 6, 2014.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

March 31, 2014

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except common share data)

	(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$268,803	$205,193
Interest earning deposits with banks	244,819	268,266
Total cash and cash equivalents	513,622	473,459
Federal funds sold	7,500	42,950
Investment securities:
Securities available for sale, at fair value	1,082,050	1,118,912
Securities held to maturity, at amortized cost ($1.2 billion fair value at March 31, 2014 and December 31, 2013)	1,188,692	1,182,533
Non-marketable securities - FHLB and FRB stock	51,432	51,417
Total investment securities	2,322,174	2,352,862
Loans held for sale	802	629
Loans:
Total loans, excluding covered loans	5,394,638	5,476,831
Covered loans	173,677	235,720
Total loans	5,568,315	5,712,551
Less: Allowance for loan losses	106,752	111,746
Net loans	5,461,563	5,600,805
Lease investment, net	122,589	131,089
Premises and equipment, net	221,711	221,065
Cash surrender value of life insurance	131,008	130,181
Goodwill	423,369	423,369
Other intangibles	22,188	23,428
Other real estate owned, net	20,928	23,289
Other real estate owned related to FDIC-assisted transactions	22,682	20,472
FDIC indemnification asset	8,055	11,675
Other assets	159,112	186,154
Total assets	$9,437,303	$9,641,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$2,435,868	$2,375,863
Interest bearing	5,049,879	5,005,396
Total deposits	7,485,747	7,381,259
Short-term borrowings	189,872	493,389
Long-term borrowings	65,664	62,159
Junior subordinated notes issued to capital trusts	152,065	152,065
Accrued expenses and other liabilities	200,175	225,873
Total liabilities	8,093,523	8,314,745
STOCKHOLDERS’ EQUITY
Common stock, ($0.01 par value; authorized 70,000,000 shares at March 31, 2014 and December 31, 2013; issued 55,338,248 shares at March 31, 2014 and 55,148,409 shares at December 31, 2013)	553	551
Additional paid-in capital	740,245	738,053
Retained earnings	595,301	581,998
Accumulated other comprehensive income	10,362	8,383
Less: 199,346 and 184,173 shares of treasury stock, at cost, at March 31, 2014 and December 31, 2013, respectively	(4,132)	(3,747)
Controlling interest stockholders’ equity	1,342,329	1,325,238
Noncontrolling interest	1,451	1,444
Total stockholders’ equity	1,343,780	1,326,682
Total liabilities and stockholders’ equity	$9,437,303	$9,641,427

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Interest income:
Loans	$56,244	$60,793
Investment securities:
Taxable	8,146	6,140
Nontaxable	8,067	8,060
Federal funds sold	5	—
Other interest earning accounts	113	135
Total interest income	72,575	75,128
Interest expense:
Deposits	3,769	5,709
Short-term borrowings	100	167
Long-term borrowings and junior subordinated notes	1,378	1,567
Total interest expense	5,247	7,443
Net interest income	67,328	67,685
Provision for credit losses	1,150	—
Net interest income after provision for credit losses	66,178	67,685
Non-interest income:
Capital markets and international banking fees	978	808
Commercial deposit and treasury management fees	7,144	5,966
Lease financing, net	13,196	16,263
Trust and asset management fees	5,207	4,494
Card fees	2,701	2,695
Loan service fees	965	1,011
Consumer and other deposit service fees	2,935	3,246
Brokerage fees	1,325	1,157
Net gain (loss) on investment securities	317	(1)
Increase in cash surrender value of life insurance	827	844
Net gain on sale of assets	7	—
Accretion of FDIC indemnification asset	31	143
Net gain on sale of loans	59	639
Other operating income	920	1,438
Total non-interest income	36,612	38,703
Non-interest expenses:
Salaries and employee benefits	44,377	43,514
Occupancy and equipment expense	9,592	9,404
Computer services and telecommunication expense	5,084	3,887
Advertising and marketing expense	2,081	2,103
Professional and legal expense	1,779	1,295
Other intangibles amortization expense	1,240	1,544
Net loss recognized on other real estate owned	187	330
Other real estate expense, net	396	139
Other operating expenses	11,311	9,213
Total non-interest expenses	76,047	71,429
Income before income taxes	26,743	34,959
Income tax expense	6,774	10,053
Net income	$19,969	$24,906

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Common share data:
Basic earnings per common share	$0.37	$0.46
Diluted earnings per common share	0.36	0.46
Weighted average common shares outstanding for basic earnings per common share	54,639,951	54,411,806
Diluted weighted average common shares outstanding for diluted earnings per common share	55,265,188	54,736,644

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net income	$19,969	$24,906
Unrealized holding gains (losses) on investment securities, net of reclassification adjustments	4,946	(2,304)
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale	(1,376)	—
Reclassification adjustments for (gains) losses included in net income	(317)	1
Other comprehensive income (loss), before tax	3,253	(2,303)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,274)	905
Other comprehensive income (loss), net of tax	1,979	(1,398)
Comprehensive income	$21,948	$23,508

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2014 and 2013
(Amounts in thousands, except per share data) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2012	$550	$732,771	$507,933	$36,326	$(3,293)	$1,483	$1,275,770
Net income	—	—	24,906	—	—	38	24,944
Other comprehensive loss, net of tax	—	—	—	(1,398)	—	—	(1,398)
Cash dividends declared on common shares ($0.10 per share)	—	—	(5,507)	—	—	—	(5,507)
Restricted common stock activity, net of tax	—	14	—	—	—	—	14
Stock option activity, net of tax	—	(99)	—	—	—	—	(99)
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	111	—	—	(236)	—	(125)
Stock-based compensation expense	—	1,260	—	—	—	—	1,260
Distributions to noncontrolling interest	—	—	—	—	—	(56)	(56)
Balance at March 31, 2013	$550	$734,057	$527,332	$34,928	$(3,529)	$1,465	$1,294,803

Balance at December 31, 2013	$551	$738,053	$581,998	$8,383	$(3,747)	$1,444	$1,326,682
Net income	—	—	19,969	—	—	70	20,039
Other comprehensive income, net of tax	—	—	—	1,979	—	—	1,979
Cash dividends declared on common shares ($0.12 per share)	—	—	(6,666)	—	—	—	(6,666)
Restricted common stock activity, net of tax	2	102	—	—	—	—	104
Stock option activity, net of tax	—	27	—	—	—	—	27
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	51	—	—	(385)	—	(334)
Stock-based compensation expense	—	2,012	—	—	—	—	2,012
Distributions to noncontrolling interest	—	—	—	—	—	(63)	(63)
Balance at March 31, 2014	$553	$740,245	$595,301	$10,362	$(4,132)	$1,451	$1,343,780

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows From Operating Activities
Net income	$19,969	$24,906
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of premises and equipment	4,503	4,191
Depreciation of leased equipment	9,150	8,474
Compensation expense for restricted stock awards	1,648	994
Compensation expense for stock option grants	364	266
Gain on sales of premises and equipment and leased equipment	(630)	(412)
Amortization of other intangibles	1,240	1,544
Provision for credit losses	1,150	—
Deferred income tax expense	(1,406)	(5,109)
Amortization of premiums and discounts on investment securities, net	11,110	12,517
Accretion of premiums and discounts on loans, net	(550)	(1,507)
Accretion of FDIC indemnification asset	(31)	(143)
Net (gain) loss on sale of investment securities available for sale	(317)	1
Proceeds from sale of loans held for sale	3,247	31,097
Origination of loans held for sale	(3,342)	(25,972)
Net gain on sale of loans held for sale	(59)	(639)
Net gain on sales of other real estate owned	(18)	(30)
Fair value adjustments on other real estate owned	140	349
Net loss on sales of other real estate owned related to FDIC-assisted transactions	65	11
Increase in cash surrender value of life insurance	(827)	(844)
Decrease in other assets, net	23,713	12,720
Decrease in other liabilities, net	(36,590)	(64,112)
Net cash provided by (used in) operating activities	32,529	(1,698)
Cash Flows From Investing Activities
Decrease in federal funds sold	35,450	—
Proceeds from sales of investment securities available for sale	11,375	635
Proceeds from maturities and calls of investment securities available for sale	61,989	160,430
Purchases of investment securities available for sale	(37,670)	(118,412)
Proceeds from maturities and calls of investment securities held to maturity	11,736	363
Purchases of investment securities held to maturity	(12,836)	(21,340)
Purchases of non-marketable securities - FHLB and FRB stock	(15)	—
Redemption of non-marketable securities - FHLB and FRB stock	—	2,951
Net decrease in loans	134,795	62,955
Purchases of premises and equipment	(1,849)	(2,483)
Purchases of leased equipment	(3,723)	(3,628)
Proceeds from sales of leased equipment	4,219	1,803
Proceeds from sale of other real estate owned	2,778	5,907
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	631	2,613
Principal paid on lease investments	—	(497)
Net proceeds from FDIC related covered assets	3,032	7,487
Net cash provided by investing activities	209,912	98,784
Cash Flows From Financing Activities
Net increase (decrease) in deposits	104,488	(90,791)
Net (decrease) increase in short-term borrowings	(303,517)	3,777
Proceeds from long-term borrowings	6,117	1,747
Principal paid on long-term borrowings	(2,612)	(53,778)
Treasury stock transactions, net	(334)	(125)
Stock options exercised	61	30
Excess tax expense (benefits) from share-based payment arrangements	95	(12)
Dividends paid on common stock	(6,576)	(5,446)
Net cash used in financing activities	(202,278)	(144,598)
Net increase (decrease) in cash and cash equivalents	$40,163	$(47,512)
Cash and cash equivalents:
Beginning of period	473,459	287,543
End of period	$513,622	$240,031

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in Thousands) (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$5,275	$7,673
Net income tax payments, net	1,967	17,620
Supplemental Schedule of Noncash Investing Activities:
Investment securities held to maturity purchased not settled	$9,941	$—
Loans transferred to other real estate owned	539	711
Loans transferred to other real estate owned related to FDIC-assisted transactions	3,419	872
Loans transferred to repossessed vehicles	205	168
Operating leases rewritten as direct finance leases included as loans	316	6,339

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

 These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.
These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements filed on Form 10-K.
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

ASC Topic 740 “Income Taxes.” New authoritative accounting guidance under ASC Topic 740, “Income Taxes” amended prior guidance to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company adopted this new authoritative guidance on January 1, 2014, and it did not have an impact on the Company's statements of operations or financial condition.

ASC Topic 310 “Receivables.” New authoritative accounting guidance under ASC Topic 310, “Receivables” amended prior guidance to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosures. The new authoritative guidance will be for reporting periods after January 1, 2015 and is not expected to have an impact on the Company's statements of operations or financial condition.

ASC Topic 323 “Investments - Equity Method and Joint Ventures.” New authoritative accounting guidance under ASC Topic 323, “Investments - Equity Method and Joint Ventures” amended prior guidance to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the statement of operation as a component of income tax expense. The new authoritative guidance will be for reporting periods after January 1, 2015 and is not expected to have an impact on the Company's statements of operations or financial condition.

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

	Three Months Ended
	March 31,
	2014	2013
Distributed earnings allocated to common stock	$6,666	$5,507
Undistributed earnings	13,303	19,399
Net income	19,969	24,906
Less: earnings allocated to participating securities	—	1
Earnings allocated to common stockholders	$19,969	$24,905
Weighted average shares outstanding for basic earnings per common share	54,639,951	54,411,806
Dilutive effect of equity awards	625,237	324,838
Weighted average shares outstanding for diluted earnings per common share	55,265,188	54,736,644
Basic earnings per common share	$0.37	$0.46
Diluted earnings per common share	0.36	0.46

Note 4.	Business Combinations

On July 14, 2013, the Company and Taylor Capital Group, Inc. (“Taylor Capital”) entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby the Company will acquire Taylor Capital. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Taylor Capital will merge with and into the Company, with the Company as the surviving corporation in the merger. Immediately following the Merger, Taylor Capital's wholly owned subsidiary bank, Cole Taylor Bank, will merge with the Company's wholly owned subsidiary bank, MB Financial Bank. Cole Taylor Bank is a commercial bank headquartered in Chicago with $5.6 billion in assets, $3.7 billion in loans and $4.0 billion in deposits as of March 31, 2014.

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

The Merger Agreement was approved by the stockholders of each of MB Financial and Taylor Capital on February 26, 2014. The Merger remains subject to regulatory approvals and other customary closing conditions. As disclosed in Taylor Capital’s Annual Report on Form 10-K for the year ended December 31, 2013, Taylor Capital has been notified by its regulators that its Cole Taylor Bank subsidiary may be cited with a violation of Section 5 of the Federal Trade Commission Act.  The potential violation relates to the account opening process associated with a former deposit program relationship with an organization that provides electronic financial disbursements and payment services to the higher education industry.  Cole Taylor Bank exited the relationship in August 2013. As the regulatory approval process for the Merger continues, an evaluation of this situation is being conducted by Taylor Capital’s regulators. That evaluation is ongoing and the closing of the Merger could be delayed beyond June 30, 2014.

Note 5.	Investment Securities

Carrying amounts and fair values of investment securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
Available for Sale
U.S. Government sponsored agencies and enterprises	$50,291	$1,555	$(10)	$51,836
States and political subdivisions	19,285	206	(141)	19,350
Residential mortgage-backed securities	666,707	8,268	(1,460)	673,515
Commercial mortgage-backed securities	50,841	2,083	—	52,924
Corporate bonds	272,490	2,947	(1,584)	273,853
Equity securities	10,703	—	(131)	10,572
Total Available for Sale	1,070,317	15,059	(3,326)	1,082,050
Held to Maturity
States and political subdivisions	940,610	22,486	(1,466)	961,630
Residential mortgage-backed securities	248,082	13,759	—	261,841
Total Held to Maturity	1,188,692	36,245	(1,466)	1,223,471
Total	$2,259,009	$51,304	$(4,792)	$2,305,521
December 31, 2013
Available for Sale
U.S. Government sponsored agencies and enterprises	$50,486	$1,704	$(122)	$52,068
States and political subdivisions	19,398	22	(277)	19,143
Residential mortgage-backed securities	696,415	8,555	(3,737)	701,233
Commercial mortgage-backed securities	50,891	2,050	—	52,941
Corporate bonds	284,083	1,597	(2,610)	283,070
Equity securities	10,649	—	(192)	10,457
Total Available for Sale	1,111,922	13,928	(6,938)	1,118,912
Held to Maturity
States and political subdivisions	932,955	7,584	(4,366)	936,173
Residential mortgage-backed securities	249,578	13,178	—	262,756
Total Held to Maturity	1,182,533	20,762	(4,366)	1,198,929
Total	$2,294,455	$34,690	$(11,304)	$2,317,841

We do not have any meaningful direct or indirect holdings of subprime residential mortgage loans, home equity lines of credit, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.

The Company has no direct exposure to the State of Illinois, but approximately 29% of the state and political subdivisions portfolio consists of securities issued by municipalities located in Illinois as of March 31, 2014. Approximately 90% of such securities were general obligation issues as of March 31, 2014.

Unrealized losses on investment securities and the fair value of the related securities at March 31, 2014 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government sponsored agencies and enterprises	$18,660	$(10)	$—	$—	$18,660	$(10)
States and political subdivisions	849	(2)	4,645	(139)	5,494	(141)
Residential mortgage-backed securities	155,458	(1,047)	23,387	(413)	178,845	(1,460)
Corporate bonds	41,294	(408)	10,350	(1,176)	51,644	(1,584)
Equity securities	10,572	(131)	—	—	10,572	(131)
Total Available for Sale	226,833	(1,598)	38,382	(1,728)	265,215	(3,326)
Held to Maturity
States and political subdivisions	64,610	(1,366)	4,399	(100)	69,009	(1,466)
Total	$291,443	$(2,964)	$42,781	$(1,828)	$334,224	$(4,792)

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2013 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government sponsored agencies and enterprises	$18,598	$(122)	$—	$—	$18,598	$(122)
States and political subdivisions	2,275	(166)	4,748	(111)	7,023	(277)
Residential mortgage-backed securities	232,807	(2,905)	44,182	(832)	276,989	(3,737)
Corporate bonds	122,344	(2,606)	705	(4)	123,049	(2,610)
Equity securities	10,457	(192)	—	—	10,457	(192)
Total Available for Sale	386,481	(5,991)	49,635	(947)	436,116	(6,938)
Held to Maturity
States and political subdivisions	235,016	(4,330)	1,301	(36)	236,317	(4,366)
Total	$621,497	$(10,321)	$50,936	$(983)	$672,433	$(11,304)

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2014 was 151 compared to 345 at December 31, 2013. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether or not the Company is more likely than not to sell the security before recovery of its cost basis.

As of March 31, 2014, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2014, management believes the impairments detailed in the table above are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal security portfolio would decline substantially if interest rates increase materially.

Net gains (losses) recognized on investment securities available for sale were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Realized gains	$318	$—
Realized losses	(1)	(1)
Net gains (losses)	$317	$(1)

The amortized cost and fair value of investment securities as of March 31, 2014 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$503	$503
Due after one year through five years	325,427	328,517
Due after five years through ten years	7,657	7,735
Due after ten years	8,479	8,284
Equity securities	10,703	10,572
Residential and commercial mortgage-backed securities	717,548	726,439
	1,070,317	1,082,050
Held to maturity:
Due in one year or less	26,530	26,552
Due after one year through five years	255,068	256,567
Due after five years through ten years	113,465	115,502
Due after ten years	545,547	563,009
Residential mortgage-backed securities	248,082	261,841
	1,188,692	1,223,471
Total	$2,259,009	$2,305,521

Investment securities available for sale with carrying amounts of $918.5 million and $908.4 million at March 31, 2014 and December 31, 2013, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law. Of those pledged, the Company had investment securities available for sale pledged as collateral for advances from the Federal Home Loan Bank of $23.6 million and $29.0 million at March 31, 2014 and December 31, 2013, respectively.

Note 6.	Loans

Loans consist of the following at (in thousands):

	March 31, 2014	December 31, 2013
Commercial loans	$1,267,398	$1,281,377
Commercial loans collateralized by assignment of lease payments	1,472,621	1,494,188
Commercial real estate	1,623,509	1,647,700
Residential real estate	309,137	314,440
Construction real estate	132,997	141,253
Indirect vehicle	266,044	262,632
Home equity	258,120	268,289
Other consumer loans	64,812	66,952
Gross loans, excluding covered loans	5,394,638	5,476,831
Covered loans	173,677	235,720
Total loans (1)	$5,568,315	$5,712,551
 (1)          Gross loan balances at March 31, 2014 and December 31, 2013 are net of unearned income, including net deferred loan fees of $1.5 million and $1.9 million, respectively.

Loans are made to individuals as well as commercial and tax exempt entities. Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Except for commercial loans collateralized by assignment of lease payments, credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by MB Financial Bank.

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

Consumer Related Loans. The Company originates direct and indirect consumer loans, including primarily residential real estate, home equity lines and loans, credit cards, and indirect vehicle loans (motorcycle, powersports, recreational and marine vehicles), using a matrix-based credit analysis as part of the underwriting process. Each loan type has a separate matrix which consists of several factors including debt to income, type of collateral and loan to collateral value, credit history and Company relationship with the borrower. Indirect loan and credit card underwriting involves the use of risk-based pricing in the underwriting process.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  As of March 31, 2014 and December 31, 2013, the Company had $7.3 million and $518.4 million, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2014 and December 31, 2013 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
March 31, 2014
Commercial	$1,259,251	$5,202	$310	$2,635	$8,147	$1,267,398
Commercial collateralized by assignment of lease payments	1,466,054	5,848	14	705	6,567	1,472,621
Commercial real estate
Healthcare	213,723	—	—	—	—	213,723
Industrial	366,168	146	2,820	3,250	6,216	372,384
Multifamily	295,737	154	659	2,597	3,410	299,147
Retail	345,090	—	—	7,720	7,720	352,810
Office	147,312	—	1,604	1,975	3,579	150,891
Other	231,022	575	1,323	1,634	3,532	234,554
Residential real estate	298,478	887	1,660	8,112	10,659	309,137
Construction real estate	130,322	—	—	2,675	2,675	132,997
Indirect vehicle	263,885	1,622	350	187	2,159	266,044
Home equity	247,218	2,641	371	7,890	10,902	258,120
Other consumer	64,789	11	8	4	23	64,812
Gross loans, excluding covered loans	5,329,049	17,086	9,119	39,384	65,589	5,394,638
Covered loans	80,708	1,790	3,275	87,904	92,969	173,677
Total loans (1)	$5,409,757	$18,876	$12,394	$127,288	$158,558	$5,568,315
Nonperforming loan aging	$72,372	$6,831	$6,427	$33,140	$46,398	$118,770
Non-covered loans related to FDIC transactions (2)	$13,715	$270	$535	$6,244	$7,049	$20,764
December 31, 2013
Commercial	$1,273,302	$5,952	$626	$1,497	$8,075	$1,281,377
Commercial collateralized by assignment of lease payments	1,489,391	3,841	656	300	4,797	1,494,188
Commercial real estate
Healthcare	213,665	—	—	3,064	3,064	216,729
Industrial	372,975	5,465	—	1,404	6,869	379,844
Multifamily	302,456	3,078	181	2,226	5,485	307,941
Retail	334,198	328	2,816	7,258	10,402	344,600
Office	155,936	—	—	2,066	2,066	158,002
Other	233,464	4,898	259	1,963	7,120	240,584
Residential real estate	302,362	1,422	1,030	9,626	12,078	314,440
Construction real estate	138,563	391	—	2,299	2,690	141,253
Indirect vehicle	259,488	2,210	657	277	3,144	262,632
Home equity	257,219	1,725	2,165	7,180	11,070	268,289
Other consumer	66,866	81	1	4	86	66,952
Gross loans, excluding covered loans	5,399,885	29,391	8,391	39,164	76,946	5,476,831
Covered loans	135,717	902	3,346	95,755	100,003	235,720
Total loans (1)	$5,535,602	$30,293	$11,737	$134,919	$176,949	$5,712,551
Nonperforming loan aging	$56,339	$14,325	$3,283	$32,614	$50,222	$106,561
Non-covered loans related to FDIC transactions (2)	$13,541	$163	$391	$6,550	$7,104	$20,645

(1)          Includes loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.
(2)          Loans related to the InBank FDIC-assisted transaction completed by MB Financial Bank in 2009.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
		Loans past due		Loans past due
	Nonaccrual	90 days or more and still accruing	Nonaccrual	90 days or more and still accruing
Commercial	$38,407	$—	$17,781	$—
Commercial collateralized by assignment of lease payments	3,420	705	4,276	291
Commercial real estate:
Healthcare	—	—	3,064	—
Industrial	14,419	—	15,265	155
Multifamily	7,674	—	5,145	—
Office	7,245	—	11,703	—
Retail	4,457	—	2,969	—
Other	15,704	42	19,991	—
Residential real estate	11,945	—	13,009	—
Construction real estate	782	—	475	—
Indirect vehicle	1,484	—	1,459	—
Home equity	12,476	—	10,969	—
Other consumer	10	—	9	—
Total	$118,023	$747	$106,115	$446

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

Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics. The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of March 31, 2014 and December 31, 2013 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2014
Commercial	$1,172,539	$35,654	$59,205	$—	$1,267,398
Commercial collateralized by assignment of lease payments	1,465,808	233	6,580	—	1,472,621
Commercial real estate
Healthcare	189,935	9,148	14,640	—	213,723
Industrial	327,309	17,428	27,647	—	372,384
Multifamily	289,110	338	9,699	—	299,147
Retail	334,014	3,364	15,432	—	352,810
Office	140,437	2,631	7,823	—	150,891
Other	215,287	182	19,085	—	234,554
Construction real estate	129,882	2,333	782	—	132,997
Total	$4,264,321	$71,311	$160,893	$—	$4,496,525
December 31, 2013
Commercial	$1,193,114	$26,637	$61,000	$626	$1,281,377
Commercial collateralized by assignment of lease payments	1,486,899	553	6,736	—	1,494,188
Commercial real estate
Healthcare	189,705	21,186	2,774	3,064	216,729
Industrial	345,236	5,328	29,280	—	379,844
Multifamily	296,179	342	11,420	—	307,941
Retail	316,420	10,660	17,520	—	344,600
Office	151,393	2,682	3,927	—	158,002
Other	217,188	349	23,047	—	240,584
Construction real estate	139,847	540	866	—	141,253
Total	$4,335,981	$68,277	$156,570	$3,690	$4,564,518

Approximately $92.1 million and $80.7 million of the substandard and doubtful loans were non-performing as of March 31, 2014 and December 31, 2013, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2014 and December 31, 2013 (in thousands):

	Performing	Non-performing	Total
March 31, 2014
Residential real estate	$297,192	$11,945	$309,137
Indirect vehicle	264,560	1,484	266,044
Home equity	245,644	12,476	258,120
Other consumer	64,802	10	64,812
Total	$872,198	$25,915	$898,113
December 31, 2013
Residential real estate	$301,431	$13,009	$314,440
Indirect vehicle	261,173	1,459	262,632
Home equity	257,320	10,969	268,289
Other consumer	66,943	9	66,952
Total	$886,867	$25,446	$912,313

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014
					Three Months Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$9,508	$9,508	$—	$—	$9,928	$—
Commercial collateralized by assignment of lease payments	3,009	3,009	—	—	3,044	21
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	12,457	9,430	3,027	—	11,565	—
Multifamily	1,849	1,849	—	—	1,085	31
Retail	7,036	5,065	1,971	—	6,955	—
Office	735	527	208	—	768	—
Other	2,116	2,075	41	—	2,202	—
Residential real estate	4,151	4,151	—	—	4,145	—
Construction real estate	375	375	—	—	137	—
Indirect vehicle	—	—	—	—	—	—
Home equity	1,327	1,105	222	—	1,327	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	31,683	31,683	—	6,160	13,679	—
Commercial collateralized by assignment of lease payments	1,226	1,226	—	174	919	22
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	7,461	7,159	302	318	4,565	—
Multifamily	7,765	6,519	1,246	1,748	6,307	70
Retail	9,086	7,345	1,741	556	7,259	—
Office	4,294	3,930	364	1,260	3,246	—
Other	14,146	14,061	85	269	14,290	4
Residential real estate	15,028	14,000	1,028	3,076	14,645	—
Construction real estate	2,796	407	2,389	195	527	—
Indirect vehicle	269	183	86	25	300	—
Home equity	24,244	23,705	539	1,395	24,538	—
Other consumer	—	—	—	—	—	—
Total	$160,561	$147,312	$13,249	$15,176	$131,431	$148

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$8,903	$8,903	$—	$—	$8,259	$—
Commercial collateralized by assignment of lease payments	3,401	3,401	—	—	1,030	6
Commercial real estate:
Healthcare	—	—	—	—	2,698	—
Industrial	7,560	7,560	—	—	8,900	—
Multifamily	1,166	1,166	—	—	758	11
Retail	4,466	4,466	—	—	3,628	—
Office	559	527	32	—	922	—
Other	2,963	2,963	—	—	4,380	—
Residential real estate	4,234	4,234	—	—	3,260	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	577	577	—	—	797	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	8,923	8,919	4	4,284	13,476	4
Commercial collateralized by assignment of lease payments	1,060	1,060	—	144	1,279	192
Commercial real estate:
Healthcare	3,186	3,064	122	382	8,189	—
Industrial	7,707	7,705	2	3,038	3,699	—
Multifamily	5,374	5,374	—	1,661	6,443	340
Retail	14,169	12,428	1,741	1,511	12,885	280
Office	2,442	2,442	—	791	4,045	—
Other	20,367	17,029	3,338	796	12,868	20
Residential real estate	13,496	12,710	786	3,119	12,966	245
Construction real estate	475	475	—	227	1,603	—
Indirect vehicle	173	123	50	57	86	—
Home equity	23,840	23,395	445	1,358	24,283	772
Other consumer	—	—	—	—	—	—
Total	$135,041	$128,521	$6,520	$17,368	$136,454	$1,870

Impaired loans included accruing restructured loans of $25.8 million and $29.4 million that have been modified and are performing in accordance with those modified terms as of March 31, 2014 and December 31, 2013, respectively.  In addition, impaired loans included $15.6 million and $25.0 million of non-performing, restructured loans as of March 31, 2014 and December 31, 2013, respectively.

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

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or nonperforming) through the calendar year of the restructuring that the historical payment performance has been established. As of March 31, 2014 and December 31, 2013, there was approximately $1.1 million in recorded investment in relation to one A/B structure.

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

The following table presents loans that have been restructured during the three months ended March 31, 2014 (dollars in thousands):

	March 31, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Indirect vehicle	1	$5	$5	$—
Home equity	3	1,039	1,039	—
Total	4	$1,044	$1,044	$—
Non-Performing:
Residential real estate	4	$1,439	$1,439	$—
Indirect vehicle	18	108	108	—
Home equity	4	532	532	—
Total	26	$2,079	$2,079	$—

The following table presents loans that have been restructured during the three months ended March 31, 2013 (dollars in thousands):

	March 31, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Residential real estate	3	$479	$479	$—
Home equity	5	548	548	—
Total	8	$1,027	$1,027	$—
Non-Performing:
Commercial	1	$42	$42	$13
Commercial real estate:
Multifamily	1	187	187	50
Retail	2	657	657	179
Other	1	84	84	23
Residential real estate	4	331	331	—
Home equity	16	2,105	2,105	—
Total	25	$3,406	$3,406	$265

Of the troubled debt restructurings entered into during the past twelve months, none subsequently defaulted during the three months ended March 31, 2014.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post restructuring or are placed on non-accrual status.

The following tables present the troubled debt restructurings activity during the three months ended March 31, 2014 (in thousands):

	Performing	Non-performing
Beginning balance	$29,430	$24,952
Additions	1,044	2,079
Charge-offs	(162)	(1,573)
Principal payments, net	(319)	(2,386)
Removals	(8,573)	(3,139)
Transfer to other real estate owned	—	—
Transfer from/to performing	4,792	415
Transfer from/to nonperforming	(415)	(4,792)
Ending balance	$25,797	$15,556

Approximately $4.8 million of non-performing troubled debt restructurings were transferred to performing status. A majority of these loans were identified as non-performing troubled debt restructurings during the first half of 2013 and have performed in accordance with the modified terms. The loans continue to be reported as performing troubled debt restructurings. The loans transferred to nonperforming in the table above were restructured in 2011 and 2012. Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured during the three months ended March 31, 2014 (in thousands):

	March 31, 2014

	Extended	Extended
	Maturity,	Maturity and	Delay in
	Amortization	Delay in Payments	Payments or
	and Reduction	or Reduction of	Reduction of
	of Interest Rate	Interest Rate	Interest Rate	Total
Residential real estate	$—	$1,269	$170	$1,439
Indirect vehicle	—	—	113	113
Home equity	68	1,209	294	1,571
Total	$68	$2,478	$577	$3,123

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014 and 2013 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
March 31, 2014
Allowance for credit losses:
Beginning balance	$23,461	$9,159	$51,628	$8,872	$6,856	$1,662	$8,478	$1,630	$1,716	$113,462
Charge-offs	90	—	7,156	265	56	920	619	495	—	9,601
Recoveries	1,628	—	485	519	99	442	133	78	—	3,384
Provision	(1,061)	(101)	2,583	(1,039)	(415)	500	405	351	(73)	1,150
Ending balance	$23,938	$9,058	$47,540	$8,087	$6,484	$1,684	$8,397	$1,564	$1,643	$108,395

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,160	$174	$4,151	$3,076	$195	$25	$1,395	$—	$665	$15,841
Collectively evaluated for impairment	17,312	8,884	41,707	5,011	6,229	1,659	7,002	1,564	978	90,346
Acquired and accounted for under ASC 310-30 (1)	466	—	1,682	—	60	—	—	—	—	2,208
Total ending allowance balance	$23,938	$9,058	$47,540	$8,087	$6,484	$1,684	$8,397	$1,564	$1,643	$108,395
Loans:
Individually evaluated for impairment	$41,191	$4,235	$57,960	$18,151	$782	$183	$24,810	$—	$—	$147,312
Collectively evaluated for impairment	1,208,639	1,468,386	1,565,549	287,790	132,215	265,861	233,310	64,812	—	5,226,562
Acquired and accounted for under ASC 310-30 (1)	30,976	—	95,506	5,121	36,752	—	110	25,976	—	194,441
Total ending loans balance	$1,280,806	$1,472,621	$1,719,015	$311,062	$169,749	$266,044	$258,230	$90,788	$—	$5,568,315

March 31, 2013
Allowance for credit losses:
Beginning balance	$24,943	$7,755	$61,056	$6,941	$11,222	$1,324	$9,401	$1,562	$4,075	$128,279
Charge-offs	911	—	1,917	962	82	729	787	565	—	5,953
Recoveries	452	144	740	214	276	415	114	52	—	2,407
Provision	(330)	200	3,268	455	(2,246)	389	(826)	234	(1,144)	—
Ending balance	$24,154	$8,099	$63,147	$6,648	$9,170	$1,399	$7,902	$1,283	$2,931	$124,733

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,643	$86	$8,912	$2,858	$496	$—	$682	$—	$2,461	$18,138
Collectively evaluated for impairment	19,475	8,013	52,248	3,681	8,674	1,399	7,220	1,283	470	102,463
Acquired and accounted for under ASC 310-30 (1)	2,036	—	1,987	109	—	—	—	—	—	4,132
Total ending allowance balance	$24,154	$8,099	$63,147	$6,648	$9,170	$1,399	$7,902	$1,283	$2,931	$124,733

Loans:
Individually evaluated for impairment	$21,134	$536	$59,435	$14,791	$2,160	$—	$25,058	$—	$—	$123,114
Collectively evaluated for impairment	1,168,907	1,347,130	1,683,894	294,145	99,421	220,739	266,132	81,932	—	5,162,300
Acquired and accounted for under ASC 310-30 (1)	52,040	—	223,952	6,414	106,927	—	291	32,630	—	422,254
Total ending loans balance	$1,242,081	$1,347,666	$1,967,281	$315,350	$208,508	$220,739	$291,481	$114,562	$—	$5,707,668

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

•
Non-impaired loans (typically past-due loans, special mention loans and performing substandard loans) are accounted for in accordance with ASC 310-30 if they display at least some level of credit deterioration since origination.

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

During the three ended March 31, 2014 there was a provision for credit losses of $155 thousand and net charge-offs of $179 thousand, in relation to 16 pools of purchased loans with a total carrying amount of $146.1 million as of March 31, 2014. There was $2.2 million in allowance for loan losses related to these purchased loans at March 31, 2014 and December 31, 2013.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired in FDIC-assisted transactions and accounted for under ASC 310-30 were as follows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Balance at beginning of period	$2,337	$5,685
Accretion	(550)	(1,457)
Other	574	92
Balance at end of period	$2,361	$4,320

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

The carrying amount of covered loans and other purchased non-covered loans at March 31, 2014 consisted of loans as shown in the following table (in thousands):

March 31, 2014	Purchased Impaired Loans	Purchased Non-Impaired Loans	Total
Covered loans:
Commercial related (1)	$5,660	$5,670	$11,330
Commercial	666	1,411	2,077
Commercial real estate	50,176	45,330	95,506
Construction real estate	31,030	5,723	36,753
Other	2,533	25,478	28,011
Total covered loans	$90,065	$83,612	$173,677
Estimated (payable) receivable amount from the FDIC under the loss-share agreement (2)	$(1,755)	$9,024	$7,269
Non-covered loans:
Commercial related (3)	$4,823	$12,745	$17,568
Other	89	3,107	3,196
Total non-covered loans	$4,912	$15,852	$20,764

(1)	Covered commercial related loans include commercial, commercial real estate and construction real estate loans acquired in connection with the Heritage and Benchmark FDIC-assisted transactions.

(2)	Estimated reimbursable amounts from the FDIC under the loss-share agreement exclude $786 thousand in reimbursable amounts related to covered other real estate owned.

(3)	Non-covered commercial related loans include commercial, commercial real estate and construction real estate for InBank.

Outstanding balances on purchased loans from the FDIC were $202.8 million and $268.5 million as of March 31, 2014 and December 31, 2013, respectively.  The related carrying amount on loans purchased from the FDIC was $194.4 million and $256.4 million as of March 31, 2014 and December 31, 2013, respectively.

Effective April 1, 2014, the losses on commercial related loans (commercial, commercial real estate and construction real estate) acquired in connection with the Heritage FDIC-assisted transaction will no longer be covered under the loss-share agreement for that transaction. The carrying amount of those loans was $3.8 million as of March 31, 2014. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to April 1, 2014 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreement) through March 31, 2017. The losses on consumer related loans acquired in connection with the Heritage FDIC-assisted transaction will continue to be covered under the loss-share agreement through March 31, 2019.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has two reporting units: banking and leasing. No impairment losses were recognized during the three months ended March 31, 2014 or 2013.   The carrying amount of goodwill was $423.4 million at March 31, 2014 and December 31, 2013.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately four years as of March 31, 2014.

The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of March 31, 2014 (in thousands):

Three Months Ended
March 31, 2014
Balance at beginning of period	$23,428
Amortization expense	(1,240)
Balance at end of period	$22,188

Gross carrying amount	$54,368
Accumulated amortization	(32,180)
Net book value	$22,188

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2014	$3,508
2015	4,030
2016	3,418
2017	3,071
2018	2,812
Thereafter	5,349
$22,188

Note 8.	Deposits

The composition of deposits was as follows (in thousands):

	March 31,	December 31,
	2014	2013
Demand deposit accounts, noninterest bearing	$2,435,868	$2,375,863
NOW and money market accounts	2,772,766	2,682,419
Savings accounts	865,910	855,394
Certificates of deposit, $100,000 or more	790,273	827,413
Other certificates of deposit	620,930	640,170
Total	$7,485,747	$7,381,259

Certificates of deposit of $100,000 or more included $222.3 million and $224.2 million of brokered deposits at March 31, 2014 and December 31, 2013, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $100,000 or more.

Note 9.	Short-Term Borrowings

Short-term borrowings were as follows as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014		December 31, 2013
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Customer repurchase agreements	0.20%	$189,872	0.20%	$193,389
Federal Home Loan Bank advances	—	—	0.17	300,000
	0.20%	$189,872	0.18%	$493,389

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

The Company had a Federal Home Loan Bank fixed rate advance with a maturity date less than one year of $300.0 million at December 31, 2013 that matured early in the first quarter of 2014.  The Company has investment securities available for sale and loans pledged as collateral on this FHLB advance. See Note 4. Investment Securities and Note 5. Loans of the notes to the consolidated financial statements.

On March 9, 2012, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one month LIBOR + 2.00%. As of March 31, 2014, no amount was outstanding. The line originally matured on March 8, 2013, was renewed and is scheduled to mature on June 7, 2014.

Note 10.	Long-term Borrowings

The Company had Federal Home Loan Bank advances with remaining contractual maturities greater than one year of $4.3 million at March 31, 2014 and December 31, 2013. As of March 31, 2014, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87% and maturities ranging from April 2021 to April 2035. The Company has investment securities available for sale and loans pledged as collateral on this FHLB advance. See Note 5. Investment Securities and Note 6. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $21.1 million and $17.5 million at March 31, 2014 and December 31, 2013, respectively, which as of March 31, 2014, were accruing interest at rates ranging from 2.50% to 12.00%.  Lease investments includes equipment with an amortized cost of $25.6 million and $25.7 million at March 31, 2014 and December 31, 2013, respectively, that is pledged as collateral on these notes.

The Company had a $40.0 million 10-year structured repurchase agreement as of March 31, 2014 and December 31, 2013, which bears interest at a fixed rate borrowing of 4.75% and expires in 2016.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2014 (in thousands):

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

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption of the junior subordinated notes.  Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes.  The Company’s obligation under the junior subordinated notes and other relevant trust agreements, in aggregate, constitutes a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust.  The Company has the right to defer payment of interest on the notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above.  During any such deferral period the Company may not pay cash dividends on its stock and generally may not repurchase its stock.

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

At March 31, 2014 and December 31, 2013, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	March 31, 2014	December 31, 2013
Commitments to extend credit:
Home equity lines	$206,193	$208,581
Other commitments	1,174,336	1,214,391
Letters of credit:
Standby	75,274	69,556
Commercial	763	708

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of March 31, 2014, the maximum remaining term for any standby letters of credit was December 31, 2021.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At March 31, 2014, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $5.8 million to $76.0 million from $70.3 million at December 31, 2013.  Of the $76.0 million in commitments outstanding at March 31, 2014, approximately $23.9 million of the letters of credit have been issued or renewed since December 31, 2013.

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

As of March 31, 2014, the Company had approximately $1.7 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of March 31, 2014, approximately 29% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of March 31, 2014. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

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

On February 17, 2014, solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest, the Defendants entered into a memorandum of understanding (the “MOU”) with the Plaintiffs regarding the settlement of the Action pursuant to which Taylor Capital and MB Financial agreed to make certain supplemental disclosures concerning the Merger, which each of Taylor Capital and MB Financial did in a Current Report on Form 8-K filed by each company on February 18, 2014 (the “Form 8-Ks”). The MOU also provides that, solely for purposes of settlement, the Court will certify a class consisting of all persons who were record or beneficial stockholders of Taylor Capital when the Merger was approved by the Taylor Capital Board or any time thereafter (the “Class”). In addition, the MOU provides that, subject to approval by the Court after notice to the members of the Class (the “Class Members”), the Action will be dismissed with prejudice and all claims that the Class Members may possess with regard to the Merger, with the exception of claims for statutory appraisal, will be released. In connection with the settlement, the Plaintiffs’ counsel has expressed their intention to seek an award by the Court of attorneys’ fees and expenses. The amount of the award to the Plaintiffs’ counsel will ultimately be determined by the Court. This payment will not affect the amount of merger consideration to be paid by MB Financial or that any Taylor Capital stockholder will receive in the Merger. There can be no assurance that the parties will ultimately enter into a definitive settlement agreement or that the Court will approve the settlement even if the parties enter into such an agreement. There can be no assurance that the Court will approve the settlement. In the absence of such approval, the proposed settlement as contemplated by the MOU would be terminated.

The Defendants continue to believe that the Action is without merit, have vigorously denied, and continue to vigorously deny, all of the allegations of wrongful or actionable conduct asserted in the Action, and the Taylor Capital Board vigorously maintains that it diligently and scrupulously complied with its fiduciary duties, that the joint proxy statement/prospectus dated January 14, 2014 mailed to the stockholders of Taylor Capital and MB Financial was complete and accurate in all material respects and that no further disclosure was required under applicable law. The Defendants are entering into the MOU and the contemplated settlement solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest. Nothing in the MOU, any settlement agreement or any public filing, including the Form 8-Ks, shall be deemed an admission of the legal necessity of filing or the materiality under applicable laws of any of the additional information contained therein or in any public filing associated with the proposed settlement of the Action.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$51,836	$—	$51,836	$—
States and political subdivisions	19,350	—	19,350	—
Residential mortgage-backed securities	673,515	—	672,864	651
Commercial mortgage-backed securities	52,924	—	52,924	—
Corporate bonds	273,853	—	269,005	4,848
Equity securities	10,572	10,572	—	—
Loans held for sale	802	—	802	—
Assets held in trust for deferred compensation	11,451	11,451	—	—
Derivative financial instruments	16,696	—	16,696	—
Financial liabilities
Other liabilities (1)	11,366	11,366	—	—
Derivative financial instruments	16,600	—	16,600	—
December 31, 2013
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$52,068	$—	$52,068	$—
States and political subdivisions	19,143	—	19,143	—
Residential mortgage-backed securities	701,233	—	700,542	691
Commercial mortgage-backed securities	52,941	—	52,941	—
Corporate bonds	283,070	—	277,905	5,165
Equity securities	10,457	10,457	—	—
Loans held for sale	629	—	629	—
Assets held in trust for deferred compensation	10,679	10,679	—	—
Derivative financial instruments	18,645	—	18,645	—
Financial liabilities
Other liabilities (1)	10,569	10,569	—	—
Derivative financial instruments	18,632	—	18,632	—

(1) Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	March 31, 2014	Technique	Input	Range

Residential mortgage-backed securities	$651	Discounted cash flows	Constant pre-payment rates
			(CPR) assumption	1% - 3% CPR
Corporate bonds	4,848	Discounted cash flows	Credit assumption	20% Loss

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2014. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Balance, beginning of period	$5,856	$6,071
Other comprehensive income	(179)	(103)
Principal payments	(178)	(40)
Balance, ending of period	$5,499	$5,928

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (100% at March 31, 2014), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Financial assets:
Impaired loans	$99,923	$—	$—	$99,923
Non-financial assets:
Foreclosed assets	44,382	—	—	44,382
December 31, 2013
Financial assets:
Impaired loans	$77,497	$—	$—	$77,497
Non-financial assets:
Foreclosed assets	44,601	—	—	44,601

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	March 31, 2014	Technique	Input	Range

Impaired loans	$99,923	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	44,382	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

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

The following methods and assumptions were used by the Company in estimating the fair values of its other financial instruments:

Cash and due from banks, interest earning deposits with banks and federal funds sold: The carrying amounts reported in the balance sheet approximate fair value.

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

The estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$268,803	$268,803	$268,803	$—	$—
Federal funds sold	7,500	7,500	7,500	—	—
Interest earning deposits with banks	244,819	244,819	244,819	—	—
Investment securities available for sale	1,082,050	1,082,050	10,572	1,065,979	5,499
Investment securities held to maturity	1,188,692	1,223,471	—	1,223,471	—
Non-marketable securities - FHLB and FRB stock	51,432	51,432	—	—	51,432
Loans held for sale	802	802	—	802	—
Loans, net	5,461,563	5,418,234	—	—	5,418,234
Accrued interest receivable	35,065	35,065	35,065	—	—
Derivative financial instruments	16,696	16,696	—	16,696	—
Financial Liabilities:
Noninterest bearing deposits	$2,435,868	$2,435,868	$2,435,868	$—	$—
Interest bearing deposits	5,049,879	5,057,386	—	—	5,057,386
Short-term borrowings	189,872	189,865	—	—	189,865
Long-term borrowings	65,664	69,862	—	—	69,862
Junior subordinated notes issued to capital trusts	152,065	102,577	—	—	102,577
Accrued interest payable	2,014	2,014	2,014	—	—
Derivative financial instruments	16,600	16,600	—	16,600	—

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$205,193	$205,193	$205,193	$—	$—
Interest earning deposits with banks	268,266	268,266	268,266	—	—
Federal funds sold	42,950	42,950	42,950	—	—
Investment securities available for sale	1,118,912	1,118,912	10,457	1,102,599	5,856
Investment securities held to maturity	1,182,533	1,198,929	—	1,198,929	—
Non-marketable securities - FHLB and FRB stock	51,417	51,417	—	—	51,417
Loans held for sale	629	629	—	629	—
Loans, net	5,600,805	5,583,759	—	—	5,583,759
Accrued interest receivable	36,593	36,593	36,593	—	—
Derivative financial instruments	18,645	18,645	—	18,645	—
Financial Liabilities:
Non-interest bearing deposits	$2,375,863	$2,375,863	$2,375,863	$—	$—
Interest bearing deposits	5,005,396	5,012,928	—	—	5,012,928
Short-term borrowings	493,389	493,384	—	—	493,384
Long-term borrowings	62,159	66,301	—	—	66,301
Junior subordinated notes issued to capital trusts	152,065	101,247	—	—	101,247
Accrued interest payable	2,042	2,042	2,042	—	—
Derivative financial instruments	18,632	18,632	—	18,632	—

Note 14.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Total cost of share-based payment plans during the period	$2,012	$1,260
Amount of related income tax benefit recognized in income	790	501

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  In June 2011, the Company’s stockholders approved an amendment and restatement of the Omnibus Plan to add 2,300,000 authorized shares for a total of 8,300,000 shares of common stock for issuance to directors, officers, and employees of the Company or any of its subsidiaries.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis.  As of March 31, 2014, there were 943,653 shares available for future grants.

Prior to 2014, annual equity-based incentive awards were typically granted to selected officers and employees mid-year. These awards are now granted in the first quarter of the year starting in 2014.  Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant; those option awards generally vest over four years of service and have 10-year contractual terms.  Restricted shares and units typically vest over a two to four year period.  Equity awards may also be granted at other times throughout the year in connection with the recruitment and retention of officers and employees.  Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five year term, which are fully vested on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted shares, which vest one year after the grant date.

The following table summarizes stock options outstanding for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2013	2,443,752	$27.57
Granted	187,403	29.87
Exercised	(51,292)	19.45
Expired or cancelled	(17,800)	31.23
Forfeited	(13,082)	21.22
Options outstanding as of March 31, 2014	2,548,981	$27.90	4.88	$12,732
Options exercisable as of March 31, 2014	1,708,542	$30.24	3.22	$6,180

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

 The following assumptions were used for options granted during the three months ended March 31, 2014:

March 31, 2014
Risk-free interest rate	1.89%
Expected volatility of Company’s stock	23.67%
Expected dividend yield	1.61%
Expected life of options	5.9 years
Weighted average fair value per option of options granted during the year	$6.31

The total intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $550 thousand and $2 thousand, respectively.

The following is a summary of changes in restricted shares and units for the three months ended March 31, 2014:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Shares Outstanding at December 31, 2013	685,719	$22.59
Granted	256,951	30.59
Vested	(33,575)	21.44
Forfeited	(6,274)	22.90
Shares Outstanding at March 31, 2014	902,821	$24.91

The total intrinsic value of restricted shares that vested during the three months ended March 31, 2014 and 2013 was $1.0 million and $293 thousand, respectively.

The Company issued 48,569, 56,752 and 65,333 market-based restricted stock units in 2014, 2013 and 2012, respectively, which entitle recipients to shares of common stock at the end of a three year vesting period. Recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over the three year period. The market-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued. A Monte Carlo simulation model was used to value the market-based restricted stock units at the time of issuance.

The Company issued 92,717 shares of market-based restricted stock in 2011.  The market component of the vesting terms for the award requires that, for ten consecutive trading days, the closing price of the Company’s stock be at least $27.00.  The market component for this award has been satisfied as of March 31, 2014 and will vest in full in 2014, on the third anniversary of the grant date. A Monte Carlo simulation model was used to value the market-based restricted stock awards at the time of issuance.

As of March 31, 2014, there was $19.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At March 31, 2014, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.9 years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount receivable as of March 31, 2014 was approximately $6 thousand, and the net amount payable as of December 31, 2013 was approximately $25 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At March 31, 2014, the Company’s credit exposure relating to interest rate swaps was approximately $15.5 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $228 thousand at March 31, 2014.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

The Company’s derivative financial instruments are summarized below as of March 31, 2014 and December 31, 2013 (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$228	$(21)	$238	$(23)
Stand-alone derivative instruments (2)
Interest rate swap contracts	563,291	15,500	550,883	17,298	564,210	(15,543)	551,798	(17,350)
Interest rate options contracts	86,057	308	83,907	323	86,057	(308)	84,953	(323)
Foreign exchange contracts	26,222	858	31,361	1,006	25,845	(726)	47,760	(935)
Spot foreign exchange contracts	1,153	8	—	—	741	—	—	—
Mortgage banking derivatives	1,573	22	1,783	18	594	(2)	250	(1)
Total non-hedging derivative instruments	678,296	16,696	667,934	18,645	677,447	(16,579)	684,761	(18,609)
Total	$678,296	$16,696	$667,934	$18,645	$677,675	$(16,600)	$684,999	$(18,632)

(1) Hedged fixed-rate commercial real estate loans
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in the other income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$—	$(1)
Stand-alone derivative instruments:
Interest rate swap contracts	9	11
Interest rate options contracts	—	—
Foreign exchange contracts	61	5
Spot foreign exchange contracts	8	—
Mortgage banking derivatives	3	(13)
Total non-hedging derivative instruments	81	3
Total	$81	$2

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2014 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$3,896	$—	$3,896	$11,976	$—	$11,976
Foreign currency forward contracts	67	—	67	675	—	675
Mortgage banking derivatives	1	—	1	1	—	1
Total derivatives	3,964	—	3,964	12,652	—	12,652
Repurchase agreements	—	—	—	189,872	—	189,872
Total	$3,964	$—	$3,964	$202,524	$—	$202,524

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$389	$(389)	$—	$—	$10,186	$(388)	$(9,798)	$—
Counterparty B	1,227	(810)	—	417	810	(810)	—	—
Counterparty C	1,788	(1,631)	—	157	1,631	(1,631)	—	—
Other counterparties	560	(7)	—	553	25	(7)	—	18
Total derivatives	3,964	(2,837)	—	1,127	12,652	(2,836)	(9,798)	18
Repurchase agreements	—	—	—	—	189,872	—	(189,872)	—
Total	$3,964	$(2,837)	$—	$1,127	$202,524	$(2,836)	$(199,670)	$18

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2013 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$5,792	$—	$5,792	$11,904	$—	$11,904
Foreign currency forward contracts	80	—	80	848	—	848
Mortgage banking derivatives	3	—	3	1	—	1
Total derivatives	5,875	—	5,875	12,753	—	12,753
Repurchase agreements	—	—	—	193,389	—	193,389
Total	$5,875	$—	$5,875	$206,142	$—	$206,142

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$883	$(883)	$—	$—	$10,669	$(883)	$(9,786)	$—
Counterparty B	1,836	(412)	—	1,424	412	(412)	—	—
Counterparty C	2,380	(1,612)	—	768	1,612	(1,612)	—	—
Other counterparties	776	(5)	—	771	60	(5)	—	55
Total derivatives	5,875	(2,912)	—	2,963	12,753	(2,912)	(9,786)	55
Repurchase agreements	—	—	—	—	193,389	—	(193,389)	—
Total	$5,875	$(2,912)	$—	$2,963	$206,142	$(2,912)	$(203,175)	$55

Note 16.	Operating Segments

The Company's operations consist of two reportable operating segments: banking and leasing. The Company offers different products and services through its two segments, and the regulatory environment is significantly different for banking compared to leasing. The accounting policies of the segments are generally the same as those of the consolidated company.

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

The following table presents summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Consolidated
Three months ended March 31, 2014
Net interest income	$65,119	$2,209	$67,328
Provision for credit losses	1,080	70	1,150
Non-interest income	24,258	12,354	36,612
Non-interest expense	67,697	8,350	76,047
Income tax expense	4,483	2,291	6,774
Net income	$16,117	$3,852	$19,969
Total assets	$8,968,195	$469,108	$9,437,303
Three months ended March 31, 2013
Net interest income	$66,806	$879	$67,685
Provision for credit losses	(47)	47	—
Non-interest income	22,909	15,794	38,703
Non-interest expense	63,677	7,752	71,429
Income tax expense	6,700	3,353	10,053
Net income	$19,385	$5,521	$24,906
Total assets	$9,025,700	$360,130	$9,385,830

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our net income is also affected by non-interest income and non-interest expenses.  During the periods under report, non-interest income included revenue from our key fee initiatives: capital markets and international banking service fees, commercial deposit and treasury management fees, net lease financing income, trust and asset management fees, and card fees. Non-interest income also included loan service fees, consumer and other deposit service fees, brokerage fees, net gain (loss) on investment securities, increase in cash surrender value of life insurance, net gain (loss) on sale of assets, accretion of the FDIC indemnification asset, net gains on sale of loans and other operating income. During the periods under report, non-interest expenses included salaries and employee benefits, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, net loss on other real estate owned, other real estate expenses (net of rental income) and other operating expenses.

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

The Company had net income of $20.0 million for the three months ended March 31, 2014 compared to net income of $24.9 million for the three months ended March 31, 2013. Fully diluted earnings per common share were $0.36 for the three months ended March 31, 2014 compared to $0.46 per common share for the three months ended March 31, 2013.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a quarterly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At March 31, 2014, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $75.1 million.  See Note 1 and Note 6 of our December 31, 2013 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2013 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of March 31, 2014, the Company had $81 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of March 31, 2014, the Company had approximately $8 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

Goodwill.  The excess of the cost of an acquisition over the fair value of the net assets acquired consists of goodwill, and core deposit and client relationship intangibles.  See Note 8 of our December 31, 2013 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2013 for further information regarding core deposit and client relationship intangibles.  The Company reviews goodwill to determine potential impairment annually, or more frequently if events and circumstances indicate that goodwill might be impaired, by comparing the carrying value of the reporting units with the fair value of the reporting units.

The Company’s annual assessment date for goodwill impairment testing is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has two reporting units: banking and leasing.  No impairment losses were recognized during the three months ended March 31, 2014 and 2013. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of December 31, 2013 that would indicate impairment of goodwill at March 31, 2014.

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

	Three Months Ended March 31,
(dollars in thousands)	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$5,283,645	$53,946	4.14%	$5,361,881	$58,536	4.43%
Loans exempt from federal income taxes (4)	323,526	3,536	4.37	311,509	3,472	4.46
Taxable investment securities	1,384,371	8,146	2.35	1,484,300	6,140	1.65
Investment securities exempt from federal income taxes (4)	935,863	12,410	5.30	911,742	12,400	5.44
Federal funds sold	5,889	5	0.34	—	—	—
Other interest earning deposits	187,049	113	0.25	197,057	135	0.28
Total interest earning assets	8,120,343	$78,156	3.90	8,266,489	$80,683	3.96
Non-interest earning assets	1,247,599			1,183,099
Total assets	$9,367,942			$9,449,588
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$2,727,620	$848	0.13%	$2,737,494	$927	0.14%
Savings deposit	862,197	109	0.05	822,214	136	0.07
Time deposits	1,434,114	2,812	0.80	1,806,895	4,646	1.04
Short-term borrowings	200,578	100	0.20	191,902	167	0.35
Long-term borrowings and junior subordinated notes	221,694	1,378	2.49	248,891	1,567	2.52
Total interest bearing liabilities	5,446,203	$5,247	0.39	5,807,396	$7,443	0.52
Non-interest bearing deposits	2,372,866			2,145,058
Other non-interest bearing liabilities	213,650			216,213
Stockholders’ equity	1,335,223			1,280,921
Total liabilities and stockholders’ equity	$9,367,942			$9,449,588
Net interest income/interest rate spread (5)		$72,909	3.51%		$73,240	3.44%
Less: taxable equivalent adjustment		5,581			5,555
Net interest income, as reported		$67,328			$67,685
Net interest margin (6)			3.36%			3.32%
Tax equivalent effect			0.28%			0.27%
Net interest margin on a fully tax equivalent basis (6)			3.64%			3.59%

(1)       Non-accrual loans are included in average loans.
(2)       Interest income includes amortization of net deferred loan origination costs of $55 thousand for the three months ended March 31, 2014 compared to net deferred loan origination fees of $981 thousand for the three months ended March 31, 2013.
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

Net interest income on a fully tax equivalent basis decreased $331 thousand during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to lower yields on loans. The net interest margin, expressed on a fully tax equivalent basis, was 3.64% for the first quarter of 2014 and 3.59% for the first quarter of 2013. This five basis point increase was primarily due to a lower cost of funds and improved taxable investment securities yields, partially offset by lower loan yields.

Non-interest Income

	Three Months Ended
	March 31,
	2014	2013	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Capital markets and international banking fees	$978	$808	$170	21.0%
Commercial deposit and treasury management fees	7,144	5,966	1,178	19.7%
Lease financing, net	13,196	16,263	(3,067)	(18.9)%
Trust and asset management fees	5,207	4,494	713	15.9%
Card fees	2,701	2,695	6	0.2%
Loan service fees	965	1,011	(46)	(4.5)%
Consumer and other deposit service fees	2,935	3,246	(311)	(9.6)%
Brokerage fees	1,325	1,157	168	14.5%
Net gain on investment securities	317	(1)	318	NM
Increase in cash surrender value of life insurance	827	844	(17)	(2.0)%
Net loss on sale of assets	7	—	7	100.0%
Accretion of FDIC indemnification asset	31	143	(112)	(78.3)%
Net gain on sale of loans	59	639	(580)	(90.8)%
Other operating income	920	1,438	(518)	(36.0)%
Total non-interest income	$36,612	$38,703	$(2,091)	(5.4)%
NM - not meaningful

Non-interest income decreased by $2.1 million, or 5.4%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

•	Leasing revenues declined due to lower equipment remarketing gains and lower fees from the sale of third-party equipment maintenance contracts.

•	Commercial deposit and treasury management fees increased in the first quarter due to robust new customer activity.

•
Trust and asset management fees increased due to the growth in investment management fees as a result of new customers added and the impact of higher equity values on assets under management and related fee revenue.

Non-interest Expenses

	Three Months Ended
	March 31,
	2014	2013	Increase/ (Decrease)	Percentage Change
Non-interest expenses (in thousands):
Salaries and employee benefits	$44,377	$43,514	$863	2.0%
Occupancy and equipment expense	9,592	9,404	188	2.0%
Computer services and telecommunication expense	5,084	3,887	1,197	30.8%
Advertising and marketing expense	2,081	2,103	(22)	(1.0)%
Professional and legal expense	1,779	1,295	484	37.4%
Other intangibles amortization expense	1,240	1,544	(304)	(19.7)%
Net loss recognized on other real estate owned	187	330	(143)	(43.3)%
Other real estate expense, net	396	139	257	184.9%
Other operating expenses	11,311	9,213	2,098	22.8%
Total non-interest expenses	$76,047	$71,429	$4,618	6.5%

Non-interest expenses increased by $4.6 million, or 6.5%, for the three months ended March 31, 2014 from the three months ended March 31, 2013. Non-interest expenses include $680 thousand expenses related to the pending merger with Taylor Capital Group, Inc. ("Taylor Capital"), mainly for professional and legal services.

•
Other operating expenses increased due to a write-off of an investment in low-income housing funds that invested in real estate projects. This investment was made in 2006 as a community development initiative. The extended slow real estate recovery in some low income areas of Chicago negatively impacted this investment.

•
Computer services and telecommunication expenses increased due primarily to an increase in spending on IT security, data warehouse, investments in our key fee initiatives, as well as higher transaction volumes in leasing, treasury management and card areas.

•	Salaries and employee benefits increased due to annual salary increases, long-term incentive expense, taxes and temporary staffing needs.

Income Taxes

Income tax expense for the three months ended March 31, 2014 was $6.8 million compared to $10.1 million for the three months ended March 31, 2013. The decrease was primarily due to a decrease in our pre-tax income during the three months ended March 31, 2014.

Balance Sheet

Total assets decreased $204.1 million, or 2.1%, from $9.6 billion at December 31, 2013 to $9.4 billion at March 31, 2014.

•	Cash and cash equivalents increased $40.2 million, or 8.5% from $473.5 million at December 31, 2013 to $513.6 million at March 31, 2014 primarily due to the increase in deposit balances.

•
Investment securities decreased $30.7 million, or 1.3%, from December 31, 2013 to March 31, 2014 mostly as a result of the principal payments received on mortgage-backed securities that were not reinvested in the portfolio.

•
Gross loans, excluding covered loans, decreased by $82.2 million to $5.4 billion at March 31, 2014 from December 31, 2013. Average loans, excluding covered loans, increased $70.7 million from the fourth quarter of 2013 to the first quarter of 2014.

Total liabilities decreased by $221.2 million, or 2.7%, from $8.3 billion at December 31, 2013 to $8.1 billion at March 31, 2014.

•
Total deposits increased by $104.5 million, or 1.4%, to $7.5 billion at March 31, 2014 from December 31, 2013 due to the increase in low cost deposits (noninterest bearing deposits, money market and NOW accounts and savings accounts). Average deposits increased $30.1 million from the fourth quarter of 2013 to the first quarter of 2014.

•
Over the past year and quarter, our deposit mix improved as low cost deposits increased by $395.1 million, or 7.0%, compared to March 31, 2013 and by $160.9 million, or 2.7%, compared to December 31, 2013. This improvement was driven by the growth in noninterest bearing deposits.

•	Noninterest bearing deposits increased by 17.8% and 2.5% compared to March 31, 2013 and December 31, 2013, respectively.

•
Total borrowings decreased by $300.0 million, or 42.4%, to $407.6 million at March 31, 2014. The decrease in total borrowings was primarily due to the repayment of the $300.0 million FHLB advance entered into the fourth quarter of 2013 to increase our balance sheet liquidity in preparation for an adverse market reaction to the Federal government shutdown and potential breach of the debt ceiling.

Total stockholders’ equity increased $17.1 million to $1.3 billion at March 31, 2014 compared to December 31, 2013 primarily as a result of our earnings for the three months ended March 31, 2014 partly offset by dividends.

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	March 31, 2014		December 31, 2013		March 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$50,291	$51,836	$50,486	$52,068	$38,478	$40,949
States and political subdivisions	19,285	19,350	19,398	19,143	680,978	719,761
Residential mortgage-backed securities	666,707	673,515	696,415	701,233	776,336	788,768
Commercial mortgage-backed securities	50,841	52,924	50,891	52,941	51,048	53,837
Corporate bonds	272,490	273,853	284,083	283,070	197,162	197,675
Equity securities	10,703	10,572	10,649	10,457	10,820	11,179
Total Available for Sale	1,070,317	1,082,050	1,111,922	1,118,912	1,754,822	1,812,169
Held to maturity
States and political subdivisions	940,610	961,630	932,955	936,173	262,310	279,857
Residential mortgage-backed securities	248,082	261,841	249,578	262,756	255,475	274,744
Total Held to Maturity	1,188,692	1,223,471	1,182,533	1,198,929	517,785	554,601
Total	$2,259,009	$2,305,521	$2,294,455	$2,317,841	$2,272,607	$2,366,770

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

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	March 31, 2014		December 31, 2013		March 31, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial related credits:
Commercial loans	$1,267,398	23%	$1,281,377	22%	$1,207,638	21%
Commercial loans collateralized by assignment of lease payments	1,472,621	27	1,494,188	26	1,347,666	24
Commercial real estate	1,623,509	29	1,647,700	29	1,743,329	30
Construction real estate	132,997	2	141,253	3	101,581	2
Total commercial related credits	4,496,525	81	4,564,518	80	4,400,214	77
Other loans:
Residential real estate	309,137	5	314,440	5	312,804	5
Indirect vehicle	266,044	5	262,632	5	220,739	4
Home equity	258,120	5	268,289	5	291,190	5
Other consumer loans	64,812	1	66,952	1	81,932	2
Total other loans	898,113	16	912,313	16	906,665	16
Gross loans excluding covered loans	5,394,638	97	5,476,831	96	5,306,879	93
Covered loans (1)	173,677	3	235,720	4	400,789	7
Total loans (2)	$5,568,315	100%	$5,712,551	100%	$5,707,668	100%

(1)	Loans that MB Financial Bank will share losses with the FDIC are referred to as “covered loans.”

(2)
Gross loan balances at March 31, 2014, December 31, 2013, and March 31, 2013 are net of unearned income, including net deferred loans fees of $1.5 million, $1.9 million, and $955 thousand, respectively.

Gross loans, excluding covered loans, decreased by $82.2 million to $5.4 billion at March 31, 2014 from December 31, 2013. Gross loans decreased by $144.2 million to $5.6 billion at March 31, 2014 from $5.7 billion at December 31, 2013.

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

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Non-performing loans:
Non-accruing loans	$118,023	$106,115	$108,765
Loans 90 days or more past due, still accruing interest	747	446	5,193
Total non-performing loans	118,770	106,561	113,958
Other real estate owned	20,928	23,289	31,462
Repossessed assets	772	840	757
Total non-performing assets	$140,470	$130,690	$146,177
Total allowance for loan losses	$106,752	$111,746	$121,802
Accruing restructured loans (1)	25,797	29,430	21,630
Total non-performing loans to total loans	2.13%	1.87%	2.00%
Total non-performing assets to total assets	1.49	1.36	1.56
Allowance for loan losses to non-performing loans	89.88	104.87	106.88

(1)	Accruing restructured loans consists primarily of residential real estate and home equity loans that have been modified and are performing in accordance with those modified terms.

Non-performing loans increased during the first quarter of 2014 compared to the first and fourth quarters of 2013 due to a $22.7 million relationship being placed on non-accrual status during the first quarter of 2014. Management believes the relationship is well collateralized and minimal additional allowance was required when the relationship migrated to non-performing status during the quarter.

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

Non-performing assets consists of non-performing loans as well as other repossessed assets and other real estate owned. Other real estate owned represents properties acquired through foreclosure or other proceedings and is recorded at fair value less the estimated cost of disposal at the date of acquisition. Other real estate owned is evaluated regularly to ensure that the recorded amount is supported by its current fair value. Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary. Gains and losses and changes in valuations on other real estate owned are included in net gain (loss) recognized on other real estate within non-interest expense. Expenses, net of rental income, from the operations of other real estate owned are reflected as a separate line item on the income statement. Other repossessed assets primarily consist of repossessed vehicles. Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued. Once MB Financial Bank obtains title, repossessed vehicles are not included in loans, but are classified as “other assets” on the consolidated balance sheets. The typical holding period for resale of repossessed automobiles is less than 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period. The typical holding period for motorcycles can be more than 90 days, as the average motorcycle re-sale period is longer than the average automobile re-sale period. The longer average period for motorcycles is a result of cyclical trends in the motorcycle market.

Other real estate owned that is related to our FDIC-assisted transactions is excluded from non-performing assets.  Other real estate owned related to the Heritage, Benchmark, Broadway, and New Century transactions, which totaled $21.6 million and $19.6 million at March 31, 2014 and December 31, 2013, respectively, is subject to the loss-share agreements with the FDIC.  See Note 6 of the notes to our consolidated financial statements for further information.

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the three months ended March 31, 2014 and 2013 (in thousands):

	March 31,
	2014	2013
Beginning balance	$23,289	$36,977
Transfers in at fair value less estimated costs to sell	539	711
Fair value adjustments	(140)	(349)
Net gains on sales of other real estate owned	18	30
Cash received upon disposition	(2,778)	(5,907)
Ending balance	$20,928	$31,462

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

	March 31, 2014	December 31, 2013

Commercial loans	$20,798	$43,844
Commercial loans collateralized by assignment of lease payments	3,160	2,459
Commercial real estate	44,827	32,895
Construction real estate	—	391
Total	$68,785	$79,589

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

The commercial related general loss reserve was $75.7 million as of March 31, 2014 and $78.3 million as of December 31, 2013. Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

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

The total commercial related specific reserves component of the allowance decreased from $12.8 million as of December 31, 2013 to $11.3 million as of March 31, 2014.

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $19.7 million at March 31, 2014 and $20.6 million at December 31, 2013.

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

The following table presents an analysis of the allowance for loan losses for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2013
Balance at beginning of period	$113,462	$128,279
Provision for credit losses	1,150	—
Charge-offs:
Commercial loans	90	911
Commercial loans collateralized by assignment of lease payments	—	—
Commercial real estate	7,156	1,917
Construction real estate	56	82
Residential real estate	265	962
Home equity	619	787
Indirect vehicles	920	729
Other consumer loans	495	565
Total charge-offs	9,601	5,953
Recoveries:
Commercial loans	1,628	452
Commercial loans collateralized by assignment of lease payments	—	144
Commercial real estate	485	740
Construction real estate	99	276
Residential real estate	519	214
Home equity	133	114
Indirect vehicles	442	415
Other consumer loans	78	52
Total recoveries	3,384	2,407
Net charge-offs	6,217	3,546
Allowance for credit losses	108,395	124,733
Allowance for unfunded credit commitments	(1,643)	(2,931)
Allowance for loan losses	$106,752	$121,802
Total loans	$5,568,315	$5,707,668
Ratio of allowance to total loans	1.92%	2.13%
Ratio of net charge-offs to average loans	0.45	0.25

Net charge-offs of $6.2 million were recorded in the three months ended March 31, 2014 compared to net charge-offs of $3.5 million in the three months ended March 31, 2013. The provision for credit losses was $1.2 million for the three months ended March 31, 2014 compared to no provision for the three months ended March 31, 2013.

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

Lease investments by categories follow (in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Direct finance leases:
Minimum lease payments	$179,661	$155,945	$105,385
Estimated unguaranteed residual values	30,615	31,272	31,640
Less: unearned income	(14,963)	(14,473)	(7,289)
Direct finance leases (1)	$195,313	$172,744	$129,736
Leveraged leases:
Minimum lease payments	$19,986	$24,320	$27,808
Estimated unguaranteed residual values	2,303	2,508	2,726
Less: unearned income	(1,281)	(1,644)	(2,240)
Less: related non-recourse debt	(19,157)	(23,243)	(26,321)
Leveraged leases (1)	$1,851	$1,941	$1,973
Operating leases:
Equipment, at cost	$210,539	$218,473	$211,485
Less accumulated depreciation	(87,950)	(87,384)	(93,741)
Lease investments, net	$122,589	$131,089	$117,744

(1)          Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leverage leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $21.1 million at March 31, 2014 and $17.5 million at December 31, 2013.

At March 31, 2014, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2014	$10,490	$604	$10,227	$21,321
2015	7,469	969	8,298	16,736
2016	6,341	607	10,141	17,089
2017	3,374	105	7,294	10,773
2018	1,515	18	4,233	5,766
Thereafter	1,426	—	1,961	3,387
	$30,615	$2,303	$42,154	$75,072

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees participate. Often times, there are several individual lease schedules under one master lease. There were 3,537 leases at March 31, 2014 compared to 3,590 at December 31, 2013.  The average residual value per lease schedule was approximately $21 thousand at March 31, 2014 and December 31, 2013.  The average residual value per master lease schedule was approximately $81 thousand at March 31, 2014 and $82 thousand at December 31, 2013, respectively.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities were $32.5 million for the three months ended March 31, 2014 compared to net cash flows used in operating activities of $1.7 million for the three months ended March 31, 2013.  The change is primarily due to the decrease in other liabilities.

Cash used in investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the three months ended March 31, 2014, the Company had net cash flows provided by investing activities of $209.9 million compared to net cash flows provided by investing activities of $98.8 million for the three months ended March 31, 2013.  The change was primarily due to a decrease in Federal funds sold and loan balances.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the three months ended March 31, 2014, the Company had net cash flows used in financing activities of $202.3 million compared to net cash flows used in financing activities of $144.6 million for the three months ended March 31, 2013.  The change in cash flows from financing activities was primarily due to the repayment of the $300.0 million FHLB advance partly offset by the increase in deposits and less principal paid on long-term borrowings.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at March 31, 2014, there were no firm lending commitments in place, management believes that we could borrow approximately $280 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago (FHLB).  As of March 31, 2014, the Company had $4.3 million outstanding in FHLB advances, and could borrow an additional amount of approximately $491.2 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of March 31, 2014, the Company had approximately $1.4 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. In addition, the Company has a $35.0 million unsecured line of credit with a correspondent bank. As of March 31, 2014, no amount was outstanding. The holding company had $139.8 million in cash as of March 31, 2014.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations at March 31, 2014 as compared to December 31, 2013.

MB Financial Bank is subject to various regulatory capital requirements which affect its ability to pay dividends to us.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Additionally, our current internal policy effectively limits the amount of dividends our subsidiary bank may pay to us by requiring the bank to maintain total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 12.00%, 9.00% and 8.00%, respectively.  The minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes are 10.00%, 6.00% and 5.00%, respectively.  In addition to adhering to our policy, there are regulatory restrictions on the ability of national banks to pay dividends.  See “Item 1. Business — Supervision and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2013.

At March 31, 2014, the Company’s total risk-based capital ratio was 17.09%, Tier 1 capital to risk-weighted assets ratio was 15.84% and Tier 1 capital to average asset ratio was 11.65%. MB Financial Bank’s total risk-based capital ratio was 14.82%, Tier 1 capital to risk-weighted assets ratio was 13.56% and Tier 1 capital to average asset ratio was 9.97%. MB Financial Bank was categorized as “Well-Capitalized” at March 31, 2014 under the regulations of the Office of the Comptroller of the Currency.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from the pending MB Financial-Taylor Capital merger and our other merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the requisite regulatory approvals for the MB Financial-Taylor Capital merger might not be obtained; (3) the possibility that the expected benefits of the FDIC-assisted and other transactions we previously completed will not be realized; (4) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (5) results of examinations by the Office of Comptroller of Currency, the Federal Reserve Board and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (6) competitive pressures among depository institutions; (7) interest rate movements and their impact on customer behavior and net interest margin; (8) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (9) fluctuations in real estate values; (10) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market-place; (11) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (12) our ability to access cost-effective funding; (13) changes in financial markets; (14) changes in economic conditions in general and in the Chicago metropolitan area in particular; (15) the costs, effects and outcomes of litigation; (16) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") and regulations adopted thereunder, changes in capital requirements pursuant to the Dodd-Frank Act and the implementation of the Basel III capital standards, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (17) changes in accounting principles, policies or guidelines; (18) our future acquisitions of other depository institutions or lines of business; and (19) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2014 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2014 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10%, and 6%, respectively, in the first three months, 11%, 26%, and 15%, respectively, in the next nine months, 52%, 58%, and 57%, respectively, from one year to five years, and 33%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$244,117	$—	$702	$—	$244,819
Federal funds sold	7,500	—	—	—	7,500
Investment securities	171,172	225,070	1,264,071	661,861	2,322,174
Loans held for sale	802	—	—	—	802
Loans, including covered loans	2,280,103	1,110,850	2,047,229	130,133	5,568,315
Total interest earning assets	$2,703,694	$1,335,920	$3,312,002	$791,994	$8,143,610
Interest Bearing Liabilities:
NOW and money market deposit accounts	$207,069	$560,495	$1,532,488	$472,714	$2,772,766
Savings deposits	47,433	133,713	491,797	192,967	865,910
Time deposits	344,576	701,994	310,058	54,575	1,411,203
Short-term borrowings	18,987	49,367	110,126	11,392	189,872
Long-term borrowings	2,857	7,497	53,041	2,269	65,664
Junior subordinated notes issued to capital trusts	152,065	—	—	—	152,065
Total interest bearing liabilities	$772,987	$1,453,066	$2,497,510	$733,917	$5,457,480
Rate sensitive assets (RSA)	$2,703,694	$4,039,614	$7,351,616	$8,143,610	$8,143,610
Rate sensitive liabilities (RSL)	772,987	2,226,053	4,723,563	5,457,480	5,457,480
Cumulative GAP (GAP=RSA-RSL)	1,930,707	1,813,561	2,628,053	2,686,130	2,686,130
RSA/Total assets	28.65%	42.80%	77.90%	86.29%	86.29%
RSL/Total assets	8.19	23.59	50.05	57.83	57.83
GAP/Total assets	20.46	19.22	27.85	28.46	28.46
GAP/RSA	71.41	44.89	35.75	32.98	32.98

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over Once Year Horizon
Changes in	March 31, 2014		December 31, 2013
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$11,103	4.08%	$10,596	3.84%
+ 1.00%	5,824	2.14	5,554	2.01
- 1.00%	(6,847)	(2.52)	(6,553)	(2.38)

In the interest rate sensitivity table above, changes in net interest income between March 31, 2014 and December 31, 2013 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to higher cost certificates of deposit in a rising rate environment.

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

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2014 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended March 31, 2014, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 17, 2014, solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest, the Defendants entered into a memorandum of understanding (the “MOU”) with the Plaintiffs regarding the settlement of the Action pursuant to which Taylor Capital and MB Financial agreed to make certain supplemental disclosures concerning the Merger, which each of Taylor Capital and MB Financial did in a Current Report on Form 8-K filed by each company on February 18, 2014 (the “Form 8-Ks”). The MOU also provides that, solely for purposes of settlement, the Court will certify a class consisting of all persons who were record or beneficial stockholders of Taylor Capital when the Merger was approved by the Taylor Capital Board or any time thereafter (the “Class”). In addition, the MOU provides that, subject to approval by the Court after notice to the members of the Class (the “Class Members”), the Action will be dismissed with prejudice and all claims that the Class Members may possess with regard to the Merger, with the exception of claims for statutory appraisal, will be released. In connection with the settlement, the Plaintiffs’ counsel has expressed their intention to seek an award by the Court of attorneys’ fees and expenses. The amount of the award to the Plaintiffs’ counsel will ultimately be determined by the Court. This payment will not affect the amount of merger consideration to be paid by MB Financial or that any Taylor Capital stockholder will receive in the Merger. There can be no assurance that the parties will ultimately enter into a definitive settlement agreement or that the Court will approve the settlement even if the parties enter into such an agreement. There can be no assurance that the Court will approve the settlement. In the absence of such approval, the proposed settlement as contemplated by the MOU would be terminated.

The Defendants continue to believe that the Action is without merit, have vigorously denied, and continue to vigorously deny, all of the allegations of wrongful or actionable conduct asserted in the Action, and the Taylor Capital Board vigorously maintains that it diligently and scrupulously complied with its fiduciary duties, that the joint proxy statement/prospectus dated January 14, 2014 mailed to the stockholders of Taylor Capital and MB Financial was complete and accurate in all material respects and that no further disclosure was required under applicable law. The Defendants are entering into the MOU and the contemplated settlement solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest. Nothing in the MOU, any settlement agreement or any public filing, including the Form 8-Ks, shall be deemed an admission of the legal necessity of filing or the materiality under applicable laws of any of the additional information contained therein or in any public filing associated with the proposed settlement of the Action.

Based on information currently available, consultations with counsel and established reserves, management believes that the eventual outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended March 31, 2014 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 — January 31, 2014	—	$—	—	1,000,000
February 1, 2014 — February 28, 2014	8,765	29.63	—	1,000,000
March 1, 2014 — March 31, 2014	2,321	32.05	—	1,000,000
Total	11,086	$30.13	—

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

MB FINANCIAL, INC.
(registrant)

Date:	May 6, 2014	By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2014	By:	/s/Jill E. York
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

101
The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith