Form 10-Q
period 2014-06-30
MB FINANCIAL INC /MD
filed 2014-07-31
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were issued and outstanding 55,091,974 shares of the Registrant’s common stock as of July 30, 2014.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

June 30, 2014

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except common share data)

	(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$294,475	$205,193
Interest earning deposits with banks	466,820	268,266
Total cash and cash equivalents	761,295	473,459
Federal funds sold	10,000	42,950
Investment securities:
Securities available for sale, at fair value	1,154,958	1,118,912
Securities held to maturity, at amortized cost ($1.3 billion fair value at June 30, 2014 and $1.2 billion at December 31, 2013)	1,241,392	1,182,533
Non-marketable securities - FHLB and FRB stock	51,432	51,417
Total investment securities	2,447,782	2,352,862
Loans held for sale	1,219	629
Loans:
Total loans, excluding covered loans	5,421,758	5,476,831
Covered loans	134,966	235,720
Total loans	5,556,724	5,712,551
Less: Allowance for loan losses	100,910	111,746
Net loans	5,455,814	5,600,805
Lease investment, net	127,194	131,089
Premises and equipment, net	224,245	221,065
Cash surrender value of life insurance	131,842	130,181
Goodwill	423,369	423,369
Other intangibles	21,014	23,428
Other real estate owned, net	20,306	23,289
Other real estate owned related to FDIC-assisted transactions	15,349	20,472
FDIC indemnification asset	4,607	11,675
Other assets	174,655	186,154
Total assets	$9,818,691	$9,641,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$2,605,367	$2,375,863
Interest bearing	5,157,697	5,005,396
Total deposits	7,763,064	7,381,259
Short-term borrowings	229,809	493,389
Long-term borrowings	71,473	62,159
Junior subordinated notes issued to capital trusts	152,065	152,065
Accrued expenses and other liabilities	236,964	225,873
Total liabilities	8,453,375	8,314,745
STOCKHOLDERS’ EQUITY
Common stock, ($0.01 par value; authorized 70,000,000 shares at June 30, 2014 and December 31, 2013; issued 55,348,200 shares at June 30, 2014 and 55,148,409 shares at December 31, 2013)	553	551
Additional paid-in capital	742,824	738,053
Retained earnings	611,741	581,998
Accumulated other comprehensive income	13,034	8,383
Less: 205,051 and 184,173 shares of treasury stock, at cost, at June 30, 2014 and December 31, 2013, respectively	(4,295)	(3,747)
Controlling interest stockholders’ equity	1,363,857	1,325,238
Noncontrolling interest	1,459	1,444
Total stockholders’ equity	1,365,316	1,326,682
Total liabilities and stockholders’ equity	$9,818,691	$9,641,427

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest income:
Loans	$55,905	$59,581	$112,149	$120,374
Investment securities:
Taxable	8,794	6,280	16,940	12,419
Nontaxable	8,285	8,163	16,352	16,224
Federal funds sold	4	2	9	2
Other interest earning accounts	277	92	390	227
Total interest income	73,265	74,118	145,840	149,246
Interest expense:
Deposits	3,754	5,132	7,523	10,841
Short-term borrowings	95	116	195	283
Long-term borrowings and junior subordinated notes	1,344	1,390	2,722	2,957
Total interest expense	5,193	6,638	10,440	14,081
Net interest income	68,072	67,480	135,400	135,165
Provision for credit losses	(1,950)	500	(800)	500
Net interest income after provision for credit losses	70,022	66,980	136,200	134,665
Non-interest income:
Capital markets and international banking fees	1,360	939	2,338	1,747
Commercial deposit and treasury management fees	7,106	6,029	14,250	11,995
Lease financing, net	14,853	15,102	28,049	31,365
Trust and asset management fees	5,405	4,874	10,612	9,368
Card fees	3,304	2,735	6,005	5,430
Loan service fees	916	1,911	1,881	2,922
Consumer and other deposit service fees	3,156	3,593	6,091	6,839
Brokerage fees	1,356	1,234	2,681	2,391
Net (loss) gain on investment securities	(87)	14	230	13
Increase in cash surrender value of life insurance	834	842	1,661	1,686
Net loss on sale of assets	(24)	—	(17)	—
Accretion of FDIC indemnification asset	28	100	59	243
Net gain on sale of loans	187	506	246	1,145
Other operating income	1,534	1,060	2,454	2,498
Total non-interest income	39,928	38,939	76,540	77,642
Non-interest expenses:
Salaries and employee benefits	46,622	43,909	90,999	87,423
Occupancy and equipment expense	9,518	9,408	19,110	18,812
Computer services and telecommunication expense	5,079	4,617	10,163	8,504
Advertising and marketing expense	2,221	2,167	4,302	4,270
Professional and legal expense	1,567	1,353	3,346	2,648
Other intangibles amortization expense	1,174	1,538	2,414	3,082
Net loss recognized on other real estate owned	191	(2,015)	378	(1,685)
Other real estate expense, net	337	193	733	332
Other operating expenses	11,321	9,083	22,632	18,296
Total non-interest expenses	78,030	70,253	154,077	141,682
Income before income taxes	31,920	35,666	58,663	70,625
Income tax expense	8,814	10,373	15,588	20,426
Net income	$23,106	$25,293	$43,075	$50,199

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Common share data:
Basic earnings per common share	$0.42	$0.46	$0.79	$0.92
Diluted earnings per common share	0.42	0.46	0.78	0.92
Weighted average common shares outstanding for basic earnings per common share	54,669,868	54,436,043	54,654,992	54,423,992
Diluted weighted average common shares outstanding for diluted earnings per common share	55,200,054	54,868,075	55,232,703	54,802,427

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$23,106	$25,293	$43,075	$50,199
Unrealized holding gains (losses) on investment securities, net of reclassification adjustments	5,554	(34,071)	10,500	(36,375)
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale	(1,239)	—	(2,615)	—
Reclassification adjustments for losses (gains) included in net income	87	(14)	(230)	(13)
Other comprehensive income (loss), before tax	4,402	(34,085)	7,655	(36,388)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(1,730)	13,388	(3,004)	14,293
Other comprehensive income (loss), net of tax	2,672	(20,697)	4,651	(22,095)
Comprehensive income	$25,778	$4,596	$47,726	$28,104

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2014 and 2013
(Amounts in thousands, except per share data) (Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2012	$550	$732,771	$507,933	$36,326	$(3,293)	$1,483	$1,275,770
Net income	—	—	50,199	—	—	91	50,290
Other comprehensive loss, net of tax	—	—	—	(22,095)	—	—	(22,095)
Cash dividends declared on common shares ($0.20 per share)	—	—	(11,016)	—	—	—	(11,016)
Restricted common stock activity, net of tax	—	28	—	—	—	—	28
Stock option activity, net of tax	—	780	—	—	464	—	1,244
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	230	—	—	(729)	—	(499)
Stock-based compensation expense	—	2,472	—	—	—	—	2,472
Distributions to noncontrolling interest	—	—	—	—	—	(113)	(113)
Balance at June 30, 2013	$550	$736,281	$547,116	$14,231	$(3,558)	$1,461	$1,296,081

Balance at December 31, 2013	$551	$738,053	$581,998	$8,383	$(3,747)	$1,444	$1,326,682
Net income	—	—	43,075	—	—	141	43,216
Other comprehensive income, net of tax	—	—	—	4,651	—	—	4,651
Cash dividends declared on common shares ($0.24 per share)	—	—	(13,332)	—	—	—	(13,332)
Restricted common stock activity, net of tax	2	61	—	—	60	—	123
Stock option activity, net of tax	—	256	—	—	—	—	256
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	199	—	—	(608)	—	(409)
Stock-based compensation expense	—	4,255	—	—	—	—	4,255
Distributions to noncontrolling interest	—	—	—	—	—	(126)	(126)
Balance at June 30, 2014	$553	$742,824	$611,741	$13,034	$(4,295)	$1,459	$1,365,316

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$43,075	$50,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	9,003	8,539
Depreciation of leased equipment	18,862	16,477
Compensation expense for restricted stock awards	3,461	1,935
Compensation expense for stock option grants	794	537
Net (gain) loss on sales of premises and equipment and leased equipment	(1,275)	238
Amortization of other intangibles	2,414	3,082
Provision for credit losses	(800)	500
Deferred income tax expense	(646)	3,613
Amortization of premiums and discounts on investment securities, net	22,022	23,801
Accretion of premiums and discounts on loans, net	(1,819)	(2,977)
Accretion of FDIC indemnification asset	(59)	(243)
Net gain on investment securities	(230)	(13)
Proceeds from sale of loans held for sale	9,810	55,850
Origination of loans held for sale	(10,098)	(49,742)
Net gain on sale of loans held for sale	(246)	(1,145)
Net gain on sales of other real estate owned	(100)	(990)
Fair value adjustments on other real estate owned	426	(821)
Net (gain) loss on sales of other real estate owned related to FDIC-assisted transactions	52	126
Increase in cash surrender value of life insurance	(1,661)	(1,686)
Decrease in other assets, net	9,971	29,549
Decrease in other liabilities, net	(1,183)	(76,012)
Net cash provided by operating activities	101,773	60,817
Cash Flows From Investing Activities
Decrease (increase) in federal funds sold	32,950	(7,500)
Proceeds from sales of investment securities available for sale	11,718	949
Proceeds from maturities and calls of investment securities available for sale	126,206	309,299
Purchases of investment securities available for sale	(175,645)	(141,983)
Proceeds from maturities and calls of investment securities held to maturity	21,319	1,189
Purchases of investment securities held to maturity	(82,841)	(45,545)
Purchases of non-marketable securities - FHLB and FRB stock	(15)	—
Redemption of non-marketable securities - FHLB and FRB stock	—	4,515
Net decrease in loans	147,107	98,155
Purchases of premises and equipment	(6,766)	(7,896)
Purchases of leased equipment	(20,198)	(10,170)
Proceeds from sales of leased equipment	3,729	3,867
Capital improvements on other real estate owned	—	(8)
Proceeds from sale of other real estate owned	3,307	10,017
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	9,060	7,074
Principal paid on lease investments	—	(191)
Net proceeds from FDIC related covered assets	1,778	13,419
Net cash provided by investing activities	71,709	235,191
Cash Flows From Financing Activities
Net increase (decrease) in deposits	381,805	(97,301)
Net (decrease) increase in short-term borrowings	(263,580)	9,945
Proceeds from long-term borrowings	14,853	3,265
Principal paid on long-term borrowings	(5,539)	(56,529)
Treasury stock transactions, net	(410)	(35)
Stock options exercised	134	1,013
Excess tax expense (benefits) from share-based payment arrangements	231	(98)
Dividends paid on common stock	(13,140)	(10,891)
Net cash used in (provided by) financing activities	114,354	(150,631)
Net increase in cash and cash equivalents	$287,836	$145,377
Cash and cash equivalents:
Beginning of period	473,459	287,543
End of period	$761,295	$432,920

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in Thousands) (Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$10,393	$14,524
Net income tax payments, net	11,740	35,024
Supplemental Schedule of Noncash Investing Activities:
Investment securities available for sale purchased not settled	$—	$3,026
Investment securities held to maturity purchased not settled	7,075	1,606
Loans transferred to other real estate owned	694	4,214
Loans transferred to other real estate owned related to FDIC-assisted transactions	3,894	4,797
Loans transferred to repossessed vehicles	345	313
Operating leases rewritten as direct finance leases included as loans	4,429	6,777

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

 These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.
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

ASC Topic 310 “Receivables.” New authoritative accounting guidance under ASC Topic 310, “Receivables” amended prior guidance to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosures. The new authoritative guidance will be effective for reporting periods after January 1, 2015 and is not expected to have an impact on the Company's statements of operations or financial condition.

ASC Topic 323 “Investments - Equity Method and Joint Ventures.” New authoritative accounting guidance under ASC Topic 323, “Investments - Equity Method and Joint Ventures” amended prior guidance to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the statement of operation as a component of income tax expense. The new authoritative guidance will be effective for reporting periods after January 1, 2015 and is not expected to have an impact on the Company's statements of operations or financial condition.

ASC Topics 205 “Presentation of Financial Statements” and 360 “Property, Plant, and Equipment.” New authoritative accounting guidance under ASC Topic 205, “Presentation of Financial Statements” and ASC Topic 360 “Property, Plant, and Equipment” amended prior guidance to change the requirements for reporting discontinued operations. The disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The new authoritative guidance also requires additional disclosures about discontinued operations. The new authoritative guidance will be effective for reporting periods after January 1, 2015 and is not expected to have an impact on the Company's statements of operations or financial condition.

ASC Topic 860 “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing” amended prior guidance to change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and to require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterpart, which will result in secured borrowing accounting for the repurchase agreement. The new authoritative guidance also requires disclosures for a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The new authoritative guidance will be effective for reporting periods after January 1, 2015, and the Company is assessing the impact on the statements of operations and financial condition.

ASC Topic 718 “Compensation - Stock Compensation.” New authoritative accounting guidance under ASC Topic 718, “Compensation - Stock Compensation” amended prior guidance to require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The new authoritative guidance will be effective for reporting periods after January 1, 2015 and is not expected to have an impact on the Company's statements of operations or financial condition.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Distributed earnings allocated to common stock	$6,666	$5,509	$13,332	$11,016
Undistributed earnings	16,440	19,784	29,743	39,183
Net income	23,106	25,293	43,075	50,199
Less: earnings allocated to participating securities	1	—	1	1
Earnings allocated to common stockholders	$23,105	$25,293	$43,074	$50,198
Weighted average shares outstanding for basic earnings per common share	54,669,868	54,436,043	54,654,992	54,423,992
Dilutive effect of equity awards	530,186	432,032	577,711	378,435
Weighted average shares outstanding for diluted earnings per common share	55,200,054	54,868,075	55,232,703	54,802,427
Basic earnings per common share	$0.42	$0.46	$0.79	$0.92
Diluted earnings per common share	0.42	0.46	0.78	0.92

Note 4.	Business Combinations

On July 14, 2013, the Company and Taylor Capital Group, Inc. (“Taylor Capital”) entered into an Agreement and Plan of Merger (as amended by the amendment thereto dated as of June 30, 2014, the "Merger Agreement") whereby the Company will acquire Taylor Capital. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Taylor Capital will merge with and into the Company, with the Company as the surviving corporation in the merger. Immediately following the Merger, Taylor Capital's wholly owned subsidiary bank, Cole Taylor Bank, will merge with the Company's wholly owned subsidiary bank, MB Financial Bank. Cole Taylor Bank is a commercial bank headquartered in Chicago with $6.0 billion in assets, $3.7 billion in loans and $4.0 billion in deposits as of June 30, 2014.

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

The Merger Agreement was approved by the stockholders of each of MB Financial and Taylor Capital on February 26, 2014. The Merger has been approved by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Office of the Comptroller of the Currency and remains subject to the satisfaction of customary closing conditions.

As previously reported, Taylor Capital had been notified by its regulators that its subsidiary bank, Cole Taylor Bank, may be cited with a violation of Section 5 of the Federal Trade Commission Act.  This matter related to the account opening process associated with a former deposit program relationship Cole Taylor Bank had with an organization that provides electronic financial disbursements and payment services to the higher education industry (the “Former Counterparty”).  Cole Taylor Bank exited the relationship with the Former Counterparty in August 2013.  Effective June 26, 2014, in connection with this matter, Cole Taylor Bank entered into an Order to Cease and Desist and Order of Assessment of Civil Money Penalty Issued Upon Consent Pursuant to the Federal Deposit Insurance Act and the Illinois Banking Act, As Amended (the “Consent Order”), with the Federal Reserve Board and the State of Illinois Department of Financial and Professional Regulation, Division of Banking (the “Illinois Department”).  Cole Taylor Bank was assessed civil money penalties under the Consent Order of $3,510,000 by the Federal Reserve Board and $600,000 by the Illinois Department.  The Consent Order also imposes a secondary obligation on Cole Taylor Bank to make restitution to account holders affected by the violation to the extent any such restitution that the Former Counterparty is ordered by the Federal Reserve Board to pay is not satisfied by the Former Counterparty, subject to a maximum of the lesser of: (i) $30,000,000; or (ii) the total amount of such restitution that relates to fees collected by the Former Counterparty from affected account holders between May 4, 2012 and June 30, 2014.

Effective June 30, 2014, MB Financial entered into a letter agreement (the “Escrow Letter Agreement”) with certain principal stockholders of Taylor Capital (the “Principal Stockholders”) collectively owning approximately 50% of the outstanding shares of Taylor Capital common stock and Taylor Capital nonvoting preferred stock, pursuant to which the Principal Stockholders have agreed to be responsible for repayment of 60% of the restitution payments made by Cole Taylor Bank or MB Financial Bank, as successor to Cole Taylor Bank, under the Consent Order for a specified period of time calculated on an after-tax basis if MB Financial realizes a tax benefit therefrom.  Aside from the Principal Stockholders, no Taylor Capital stockholders are subject to the provisions of the Escrow Letter Agreement, and the form, timing and amount of merger consideration to be paid to all stockholders of Taylor Capital, aside from the Principal Stockholders, in conjunction with the Merger will not be not affected by the Escrow Letter Agreement.

The Escrow Letter Agreement provides that, during the four-year period after the closing of the Merger, the payment obligation of the Principal Stockholders will be secured by their deposit into escrow of cash or a letter of credit.  The Principal Stockholders, other than two funds whose obligations represent approximately 15% of the total obligations of all Principal Stockholders, will remain obligated for an additional four years on an unsecured basis.  The two funds will remain obligated on an unsecured basis for an additional three years.

If, for any reason, MB Financial Bank recovers all or any portion of a restitution payment for which it received a disbursement from the escrowed funds, or a separate payment from the Principal Stockholders pursuant to the Escrow Letter Agreement, MB Financial Bank will distribute to the Principal Stockholders, on a pro rata basis, 60% of MB Financial Bank’s net after-tax recovery, including reasonable third party expenses incurred by MB Financial Bank relating to the recovery.

Note 5.	Investment Securities

Amortized cost and fair value of investment securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
Available for Sale
U.S. Government sponsored agencies and enterprises	$50,096	$1,631	$—	$51,727
States and political subdivisions	19,228	358	(88)	19,498
Residential mortgage-backed securities	738,519	10,090	(684)	747,925
Commercial mortgage-backed securities	47,977	1,881	—	49,858
Corporate bonds	271,351	5,143	(965)	275,529
Equity securities	10,414	7	—	10,421
Total Available for Sale	1,137,585	19,110	(1,737)	1,154,958
Held to Maturity
States and political subdivisions	993,937	37,347	(806)	1,030,478
Residential mortgage-backed securities	247,455	14,312	—	261,767
Total Held to Maturity	1,241,392	51,659	(806)	1,292,245
Total	$2,378,977	$70,769	$(2,543)	$2,447,203
December 31, 2013
Available for Sale
U.S. Government sponsored agencies and enterprises	$50,486	$1,704	$(122)	$52,068
States and political subdivisions	19,398	22	(277)	19,143
Residential mortgage-backed securities	696,415	8,555	(3,737)	701,233
Commercial mortgage-backed securities	50,891	2,050	—	52,941
Corporate bonds	284,083	1,597	(2,610)	283,070
Equity securities	10,649	—	(192)	10,457
Total Available for Sale	1,111,922	13,928	(6,938)	1,118,912
Held to Maturity
States and political subdivisions	932,955	7,584	(4,366)	936,173
Residential mortgage-backed securities	249,578	13,178	—	262,756
Total Held to Maturity	1,182,533	20,762	(4,366)	1,198,929
Total	$2,294,455	$34,690	$(11,304)	$2,317,841

The Company has no direct exposure to the State of Illinois, but approximately 28% of the state and political subdivisions portfolio consists of securities issued by municipalities located in Illinois as of June 30, 2014. Approximately 90% of such securities were general obligation issues as of June 30, 2014.

Unrealized losses on investment securities and the fair value of the related securities at June 30, 2014 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$—	$—	$4,674	$(88)	$4,674	$(88)
Residential mortgage-backed securities	132,387	(440)	26,492	(244)	158,879	(684)
Corporate bonds	—	—	10,475	(965)	10,475	(965)
Total Available for Sale	132,387	(440)	41,641	(1,297)	174,028	(1,737)
Held to Maturity
States and political subdivisions	35,823	(232)	27,638	(574)	63,461	(806)
Total	$168,210	$(672)	$69,279	$(1,871)	$237,489	$(2,543)

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2013 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government sponsored agencies and enterprises	$18,598	$(122)	$—	$—	$18,598	$(122)
States and political subdivisions	2,275	(166)	4,748	(111)	7,023	(277)
Residential mortgage-backed securities	232,807	(2,905)	44,182	(832)	276,989	(3,737)
Corporate bonds	122,344	(2,606)	705	(4)	123,049	(2,610)
Equity securities	10,457	(192)	—	—	10,457	(192)
Total Available for Sale	386,481	(5,991)	49,635	(947)	436,116	(6,938)
Held to Maturity
States and political subdivisions	235,016	(4,330)	1,301	(36)	236,317	(4,366)
Total	$621,497	$(10,321)	$50,936	$(983)	$672,433	$(11,304)

The total number of security positions in the investment portfolio in an unrealized loss position at June 30, 2014 was 94 compared to 345 at December 31, 2013. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether or not the Company is more likely than not to sell the security before recovery of its cost basis.

As of June 30, 2014, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2014, management believes the impairments detailed in the table above are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

Net (losses) gains recognized on investment securities available for sale were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Realized gains	$7	$14	$325	$14
Realized losses	(2)	—	(3)	(1)
Impairment charges	(92)	—	(92)	—
Net (losses) gains	$(87)	$14	$230	$13

The amortized cost and fair value of investment securities as of June 30, 2014 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$502	$502
Due after one year through five years	324,153	329,874
Due after five years through ten years	7,637	7,848
Due after ten years	8,383	8,530
Equity securities	10,414	10,421
Residential and commercial mortgage-backed securities	786,496	797,783
	1,137,585	1,154,958
Held to maturity:
Due in one year or less	27,228	27,284
Due after one year through five years	247,065	249,459
Due after five years through ten years	117,694	121,717
Due after ten years	601,950	632,018
Residential mortgage-backed securities	247,455	261,767
	1,241,392	1,292,245
Total	$2,378,977	$2,447,203

Investment securities with carrying amounts of $1.3 billion and $1.2 billion at June 30, 2014 and December 31, 2013, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $982.2 million and $908.4 million were required to be pledged at June 30, 2014 and December 31, 2013, respectively. Of those pledged, the Company had investment securities pledged as collateral for advances from the Federal Home Loan Bank of $23.0 million and $29.0 million at June 30, 2014 and December 31, 2013, respectively.

Note 6.	Loans

Loans consist of the following at (in thousands):

	June 30, 2014	December 31, 2013
Commercial loans	$1,272,200	$1,281,377
Commercial loans collateralized by assignment of lease payments	1,515,446	1,494,188
Commercial real estate	1,619,322	1,647,700
Residential real estate	309,234	314,440
Construction real estate	116,996	141,253
Indirect vehicle	272,841	262,632
Home equity	245,135	268,289
Other consumer loans	70,584	66,952
Gross loans, excluding covered loans	5,421,758	5,476,831
Covered loans	134,966	235,720
Total loans (1)	$5,556,724	$5,712,551
 (1)          Gross loan balances at June 30, 2014 and December 31, 2013 are net of unearned income, including net deferred loan fees of $1.0 million and $1.9 million, respectively.

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

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  As of June 30, 2014 and December 31, 2013, the Company had $803.8 million and $835.1 million, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances, while only $7.0 million and $518.4 million were required to be pledged at June 30, 2014 and December 31, 2013, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2014 and December 31, 2013 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
June 30, 2014
Commercial	$1,270,198	$913	$49	$1,040	$2,002	$1,272,200
Commercial collateralized by assignment of lease payments	1,510,925	464	1,275	2,782	4,521	1,515,446
Commercial real estate
Healthcare	209,676	—	—	—	—	209,676
Industrial	351,196	231	3,804	5,794	9,829	361,025
Multifamily	288,821	376	337	3,002	3,715	292,536
Retail	341,097	1,884	—	5,695	7,579	348,676
Office	163,433	44	—	2,703	2,747	166,180
Other	237,435	165	—	3,629	3,794	241,229
Residential real estate	300,064	750	692	7,728	9,170	309,234
Construction real estate	114,475	292	—	2,229	2,521	116,996
Indirect vehicle	269,921	2,094	560	266	2,920	272,841
Home equity	235,694	1,678	1,119	6,644	9,441	245,135
Other consumer	70,569	12	—	3	15	70,584
Gross loans, excluding covered loans	5,363,504	8,903	7,836	41,515	58,254	5,421,758
Covered loans	49,275	253	1,696	83,742	85,691	134,966
Total loans (1)	$5,412,779	$9,156	$9,532	$125,257	$143,945	$5,556,724
Non-performing loan aging	$72,325	$465	$2,234	$35,753	$38,452	$110,777
Non-covered loans related to FDIC transactions (2)	$17,573	$308	$10	$5,762	$6,080	$23,653
December 31, 2013
Commercial	$1,273,302	$5,952	$626	$1,497	$8,075	$1,281,377
Commercial collateralized by assignment of lease payments	1,489,391	3,841	656	300	4,797	1,494,188
Commercial real estate
Healthcare	213,665	—	—	3,064	3,064	216,729
Industrial	372,975	5,465	—	1,404	6,869	379,844
Multifamily	302,456	3,078	181	2,226	5,485	307,941
Retail	334,198	328	2,816	7,258	10,402	344,600
Office	155,936	—	—	2,066	2,066	158,002
Other	233,464	4,898	259	1,963	7,120	240,584
Residential real estate	302,362	1,422	1,030	9,626	12,078	314,440
Construction real estate	138,563	391	—	2,299	2,690	141,253
Indirect vehicle	259,488	2,210	657	277	3,144	262,632
Home equity	257,219	1,725	2,165	7,180	11,070	268,289
Other consumer	66,866	81	1	4	86	66,952
Gross loans, excluding covered loans	5,399,885	29,391	8,391	39,164	76,946	5,476,831
Covered loans	135,717	902	3,346	95,755	100,003	235,720
Total loans (1)	$5,535,602	$30,293	$11,737	$134,919	$176,949	$5,712,551
Non-performing loan aging	$56,339	$14,325	$3,283	$32,614	$50,222	$106,561
Non-covered loans related to FDIC transactions (2)	$13,541	$163	$391	$6,550	$7,104	$20,645

(1)          Includes certain loans related to the InBank and Heritage FDIC-assisted transaction completed by MB Financial Bank in 2009.
(2)          Certain loans related to the InBank and Heritage FDIC-assisted transaction completed by MB Financial Bank in 2009.

The following table presents the recorded investment in nonaccrual loans and loans past due ninety days or more and still accruing by class of loans as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$31,331	$—	$17,781	$—
Commercial collateralized by assignment of lease payments	3,113	2,363	4,276	291
Commercial real estate:
Healthcare	—	—	3,064	—
Industrial	13,854	—	15,265	155
Multifamily	8,525	—	5,145	—
Office	7,488	—	11,703	—
Retail	3,499	—	2,969	—
Other	15,385	—	19,991	—
Residential real estate	11,879	—	13,009	—
Construction real estate	337	—	475	—
Indirect vehicle	1,555	—	1,459	—
Home equity	11,443	—	10,969	—
Other consumer	5	—	9	—
Total	$108,414	$2,363	$106,115	$446

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

Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics. The following tables present the risk category of loans by class of loans based on the most recent analysis performed as of June 30, 2014 and December 31, 2013 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2014
Commercial	$1,199,428	$20,357	$52,415	$—	$1,272,200
Commercial collateralized by assignment of lease payments	1,509,654	143	5,649	—	1,515,446
Commercial real estate
Healthcare	188,795	6,963	13,918	—	209,676
Industrial	324,803	14,222	22,000	—	361,025
Multifamily	283,314	151	9,071	—	292,536
Retail	329,994	1,617	17,065	—	348,676
Office	156,725	862	8,593	—	166,180
Other	221,125	2,143	17,961	—	241,229
Construction real estate	115,833	826	337	—	116,996
Total	$4,329,671	$47,284	$147,009	$—	$4,523,964
December 31, 2013
Commercial	$1,193,114	$26,637	$61,000	$626	$1,281,377
Commercial collateralized by assignment of lease payments	1,486,899	553	6,736	—	1,494,188
Commercial real estate
Healthcare	189,705	21,186	2,774	3,064	216,729
Industrial	345,236	5,328	29,280	—	379,844
Multifamily	296,179	342	11,420	—	307,941
Retail	316,420	10,660	17,520	—	344,600
Office	151,393	2,682	3,927	—	158,002
Other	217,188	349	23,047	—	240,584
Construction real estate	139,847	540	866	—	141,253
Total	$4,335,981	$68,277	$156,570	$3,690	$4,564,518

Approximately $83.5 million and $80.7 million of the substandard and doubtful loans were non-performing as of June 30, 2014 and December 31, 2013, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2014 and December 31, 2013 (in thousands):

	Performing	Non-performing	Total
June 30, 2014
Residential real estate	$297,355	$11,879	$309,234
Indirect vehicle	271,286	1,555	272,841
Home equity	233,692	11,443	245,135
Other consumer	70,579	5	70,584
Total	$872,912	$24,882	$897,794
December 31, 2013
Residential real estate	$301,431	$13,009	$314,440
Indirect vehicle	261,173	1,459	262,632
Home equity	257,320	10,969	268,289
Other consumer	66,943	9	66,952
Total	$886,867	$25,446	$912,313

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014
					Three Months Ended		Six Months Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$6,093	$6,093	$—	$—	$6,707	$—	$8,309	$—
Commercial collateralized by assignment of lease payments	2,518	2,518	—	—	2,566	29	2,804	50
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	5,712	4,535	1,177	—	4,841	—	8,184	—
Multifamily	2,461	2,461	—	—	2,298	7	1,695	38
Retail	4,961	3,875	1,086	—	3,962	—	5,450	—
Office	2,339	1,576	763	—	2,164	—	1,470	—
Other	2,115	2,074	41	—	2,199	—	2,200	—
Residential real estate	3,084	3,084	—	—	3,051	—	3,595	—
Construction real estate	—	—	—	—	—	—	68	—
Indirect vehicle	—	—	—	—	—	—	—	—
Home equity	577	577	—	—	577	—	950	—
Other consumer	—	—	—	—	—	—	—	—
With an allowance recorded:
Commercial	28,024	28,024	—	5,500	29,858	—	21,813	—
Commercial collateralized by assignment of lease payments	749	749	—	98	642	2	780	24
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	13,319	11,463	1,856	1,157	11,757	—	8,181	—
Multifamily	8,156	7,185	971	1,733	6,759	35	6,534	105
Retail	11,699	8,746	2,953	782	8,786	—	8,027	—
Office	2,275	1,923	352	589	2,177	—	2,709	—
Other	13,834	13,749	85	250	14,581	4	14,436	8
Residential real estate	15,030	13,804	1,226	3,135	14,355	—	14,499	—
Construction real estate	2,707	337	2,370	161	431	—	479	—
Indirect vehicle	290	187	103	29	315	—	308	—
Home equity	25,801	24,874	927	1,727	25,716	—	25,130	—
Other consumer	—	—	—	—	—	—	—	—
Total	$151,744	$137,834	$13,910	$15,161	$143,742	$77	$137,621	$225

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$8,903	$8,903	$—	$—	$8,259	$—
Commercial collateralized by assignment of lease payments	3,401	3,401	—	—	1,030	6
Commercial real estate:
Healthcare	—	—	—	—	2,698	—
Industrial	7,560	7,560	—	—	8,900	—
Multifamily	1,166	1,166	—	—	758	11
Retail	4,466	4,466	—	—	3,628	—
Office	559	527	32	—	922	—
Other	2,963	2,963	—	—	4,380	—
Residential real estate	4,234	4,234	—	—	3,260	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	577	577	—	—	797	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	8,923	8,919	4	4,284	13,476	4
Commercial collateralized by assignment of lease payments	1,060	1,060	—	144	1,279	192
Commercial real estate:
Healthcare	3,186	3,064	122	382	8,189	—
Industrial	7,707	7,705	2	3,038	3,699	—
Multifamily	5,374	5,374	—	1,661	6,443	340
Retail	14,169	12,428	1,741	1,511	12,885	280
Office	2,442	2,442	—	791	4,045	—
Other	20,367	17,029	3,338	796	12,868	20
Residential real estate	13,496	12,710	786	3,119	12,966	245
Construction real estate	475	475	—	227	1,603	—
Indirect vehicle	173	123	50	57	86	—
Home equity	23,840	23,395	445	1,358	24,283	772
Other consumer	—	—	—	—	—	—
Total	$135,041	$128,521	$6,520	$17,368	$136,454	$1,870

Impaired loans included accruing restructured loans of $26.8 million and $29.4 million that have been modified and are performing in accordance with those modified terms as of June 30, 2014 and December 31, 2013, respectively.  In addition, impaired loans included $14.5 million and $25.0 million of non-performing, restructured loans as of June 30, 2014 and December 31, 2013, respectively.

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

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or non-performing) through the calendar year of the restructuring that the historical payment performance has been established. As of June 30, 2014 and December 31, 2013, there was approximately $1.1 million in recorded investment in relation to one A/B structure.

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

The following table presents loans that have been restructured during the three months ended June 30, 2014 (dollars in thousands):

	June 30, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Home equity	3	$843	$843	$—
Total	3	$843	$843	$—
Non-Performing:
Commercial	1	$263	$263	$85
Commercial real estate:
Multifamily	1	158	158	40
Indirect vehicle	11	59	59	27
Home equity	3	531	531	—
Total	16	$1,011	$1,011	$152

The following table presents loans that have been restructured during the six months ended June 30, 2014 (dollars in thousands):

	June 30, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Indirect vehicle	1	$5	$5	$—
Home equity	6	1,883	1,883	—
Total	7	$1,888	$1,888	$—
Non-Performing:
Commercial	1	$263	$263	$85
Commercial real estate:
Multifamily	1	158	158	40
Residential real estate	4	1,439	1,439	—
Indirect vehicle	29	167	167	27
Home equity	7	1,063	1,063	—
Total	42	$3,090	$3,090	$152

The following table presents loans that have been restructured during the three months ended June 30, 2013 (dollars in thousands):

	June 30, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial real estate:
Multifamily	1	$601	$601	$—
Residential real estate	1	281	281	—
Home equity	1	156	156	—
Total	3	$1,038	$1,038	$—
Non-Performing:
Commercial	1	$1,209	$1,209	$660
Commercial real estate:
Industrial	4	2,570	2,570	1,425
Residential real estate	1	424	424	—
Indirect vehicle	3	14	14	—
Home equity	4	831	831	—
Total	13	$5,048	$5,048	$2,085

The following table presents loans that have been restructured during the six months ended June 30, 2013 (dollars in thousands):

	June 30, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Multifamily	1	$601	$601	$—
Residential real estate	4	760	760	—
Home equity	6	704	704	—
Total	11	$2,065	$2,065	$—
Non-Performing:
Commercial	2	$1,251	$1,251	$673
Commercial real estate:
Industrial	4	2,570	2,570	1,425
Multifamily	1	187	187	50
Retail	2	657	657	179
Other	1	84	84	23
Residential real estate	5	755	755	—
Indirect vehicle	3	14	14	—
Home equity	20	2,936	2,936	—
Total	38	$8,454	$8,454	$2,350

Of the troubled debt restructurings entered into during the past twelve months, none subsequently defaulted during the six months ended June 30, 2014.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post restructuring or are placed on non-accrual status.

The following tables present the troubled debt restructurings activity during the six months ended June 30, 2014 (in thousands):

	Performing	Non-performing
Beginning balance	$29,430	$24,952
Additions	1,888	3,090
Charge-offs	(353)	(1,946)
Principal payments, net	(725)	(2,888)
Removals	(8,573)	(3,572)
Transfer to other real estate owned	—	—
Transfer from/to performing	5,713	587
Transfer from/to non-performing	(587)	(5,713)
Ending balance	$26,793	$14,510

Approximately $5.7 million of non-performing troubled debt restructurings were transferred to performing status. A majority of these loans were identified as non-performing troubled debt restructurings during the first half of 2013 and have performed in accordance with the modified terms. The loans continue to be reported as performing troubled debt restructurings. The loans transferred to non-performing in the table above were restructured in 2011 and 2012. Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured during the six months ended June 30, 2014 (in thousands):

	June 30, 2014

	Extended	Extended
	Maturity,	Maturity and	Delay in
	Amortization	Delay in Payments	Payments or
	and Reduction	or Reduction of	Reduction of
	of Interest Rate	Interest Rate	Interest Rate	Total
Commercial	$—	$263	$—	$263
Commercial real estate:
Multifamily	—	158	—	158
Residential real estate	—	1,269	170	1,439
Indirect vehicle	—	—	172	172
Home equity	1,442	1,210	294	2,946
Total	$1,442	$2,900	$636	$4,978

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014 and 2013 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
June 30, 2014
Allowance for credit losses:
Three Months Ended
Beginning balance	$23,938	$9,058	$47,540	$8,087	$6,484	$1,684	$8,397	$1,564	$1,643	$108,395
Charge-offs	446	40	1,727	433	14	583	817	590	—	4,650
Recoveries	696	130	567	6	77	439	127	68	—	2,110
Provision	(1,034)	277	(2,447)	(165)	(1,934)	187	574	1,240	1,352	(1,950)
Ending balance	$23,154	$9,425	$43,933	$7,495	$4,613	$1,727	$8,281	$2,282	$2,995	$103,905

Six Months Ended
Beginning balance	$23,461	$9,159	$51,628	$8,872	$6,856	$1,662	$8,478	$1,630	$1,716	$113,462
Charge-offs	536	40	8,883	698	70	1,503	1,436	1,085	—	14,251
Recoveries	2,324	130	1,052	525	176	881	260	146	—	5,494
Provision	(2,095)	176	136	(1,204)	(2,349)	687	979	1,591	1,279	(800)
Ending balance	$23,154	$9,425	$43,933	$7,495	$4,613	$1,727	$8,281	$2,282	$2,995	$103,905
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,500	$98	$4,511	$3,135	$161	$29	$1,727	$—	$1,307	$16,468
Collectively evaluated for impairment	17,128	9,327	38,734	4,360	4,447	1,698	6,554	2,282	1,688	86,218
Acquired and accounted for under ASC 310-30 (1)	526	—	688	—	5	—	—	—	—	1,219
Total ending allowance balance	$23,154	$9,425	$43,933	$7,495	$4,613	$1,727	$8,281	$2,282	$2,995	$103,905
Loans:
Individually evaluated for impairment	$34,117	$3,267	$57,587	$16,888	$337	$187	$25,451	$—	$—	$137,834
Collectively evaluated for impairment	1,217,963	1,512,179	1,561,735	288,813	116,659	272,654	219,684	70,584	—	5,260,271
Acquired and accounted for under ASC 310-30 (1)	26,680	—	73,708	5,695	28,554	—	121	23,861	—	158,619
Total ending loans balance	$1,278,760	$1,515,446	$1,693,030	$311,396	$145,550	$272,841	$245,256	$94,445	$—	$5,556,724

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
June 30, 2013
Allowance for credit losses:
Three Months Ended
Beginning balance	$24,154	$8,099	$63,147	$6,648	$9,170	$1,399	$7,902	$1,283	$2,931	$124,733
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	500	—	—	—	(500)	—
Charge-offs	433	—	1,978	399	747	629	1,323	451	—	5,960
Recoveries	777	987	3,647	199	131	324	100	59	—	6,224
Provision	2,779	(557)	(4,802)	1,673	(359)	443	1,527	415	(619)	500
Ending balance	$27,277	$8,529	$60,014	$8,121	$8,695	$1,537	$8,206	$1,306	$1,812	$125,497

Six Months Ended
Beginning balance	$24,943	$7,755	$61,056	$6,941	$11,222	$1,324	$9,401	$1,562	$4,075	$128,279
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	500	—	—	—	(500)	—
Charge-offs	1,344	—	3,895	1,361	829	1,358	2,110	1,016	—	11,913
Recoveries	1,229	1,131	4,387	413	407	739	214	111	—	8,631
Provision	2,449	(357)	(1,534)	2,128	(2,605)	832	701	649	(1,763)	500
Ending balance	$27,277	$8,529	$60,014	$8,121	$8,695	$1,537	$8,206	$1,306	$1,812	$125,497
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,544	$420	$9,451	$2,958	$251	$—	$685	$—	$875	$21,184
Collectively evaluated for impairment	19,989	8,109	47,652	5,163	8,444	1,537	7,521	1,306	937	100,658
Acquired and accounted for under ASC 310-30 (1)	744	—	2,911	—	—	—	—	—	—	3,655
Total ending allowance balance	$27,277	$8,529	$60,014	$8,121	$8,695	$1,537	$8,206	$1,306	$1,812	$125,497

Loans:
Individually evaluated for impairment	$23,123	$3,035	$67,322	$14,641	$1,650	$11	$24,108	$—	$—	$133,890
Collectively evaluated for impairment	1,157,459	1,419,866	1,643,642	287,304	119,770	242,953	257,226	75,476	—	5,203,696
Acquired and accounted for under ASC 310-30 (1)	46,738	—	177,966	6,297	67,911	—	149	31,540	—	330,601
Total ending loans balance	$1,227,320	$1,422,901	$1,888,930	$308,242	$189,331	$242,964	$281,483	$107,016	$—	$5,668,187

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

During the six months ended June 30, 2014 there was a negative provision for credit losses of $163 thousand and net charge-offs of $850 thousand, in relation to 16 pools of purchased loans with a total carrying amount of $119.5 million as of June 30, 2014. There was $1.2 million and $2.2 million in allowance for loan losses related to these purchased loans at June 30, 2014 and December 31, 2013, respectively.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired in FDIC-assisted transactions and accounted for under ASC 310-30 were as follows for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance at beginning of period	$2,361	$4,320	$2,337	$5,685
Accretion	(1,143)	(1,422)	(1,693)	(2,879)
Other	—	3,462	574	3,554
Balance at end of period	$1,218	$6,360	$1,218	$6,360

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

The carrying amount of covered loans and other purchased non-covered loans at June 30, 2014 consisted of loans as shown in the following table (in thousands):

June 30, 2014	Purchased Impaired Loans	Purchased Non-Impaired Loans	Total
Covered loans:
Commercial related (1)	$1,908	$2,546	$4,454
Commercial	734	1,372	2,106
Commercial real estate	46,557	27,151	73,708
Construction real estate	23,116	5,438	28,554
Other	2,842	23,302	26,144
Total covered loans	$75,157	$59,809	$134,966
Estimated receivable amount from the FDIC under the loss-share agreement (2)	$4	$4,769	$4,773
Non-covered loans:
Commercial related (3)	$6,546	$13,574	$20,120
Other	89	3,444	3,533
Total non-covered loans	$6,635	$17,018	$23,653

(1)	Covered commercial related loans include commercial, commercial real estate and construction real estate loans acquired in connection with the Heritage and Benchmark FDIC-assisted transactions.

(2)	Estimated reimbursable amounts from the FDIC under the loss-share agreement exclude $166 thousand in amounts due to the FDIC related to covered other real estate owned.

(3)	Non-covered commercial related loans include commercial, commercial real estate and construction real estate for InBank and Heritage.

Outstanding balances on purchased loans from the FDIC were $163.2 million and $268.5 million as of June 30, 2014 and December 31, 2013, respectively.  The related carrying amount on loans purchased from the FDIC was $158.6 million and $256.4 million as of June 30, 2014 and December 31, 2013, respectively.

Effective April 1, 2014, the losses on commercial related loans (commercial, commercial real estate and construction real estate) acquired in connection with the Heritage FDIC-assisted transaction ceased being covered under the loss-share agreement for that transaction. The carrying amount of those loans was $3.9 million as of June 30, 2014. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to April 1, 2014 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreement) through March 31, 2017. The losses on consumer related loans acquired in connection with the Heritage FDIC-assisted transaction will continue to be covered under the loss-share agreement through March 31, 2019.

The losses on commercial related loans acquired in connection with the Benchmark FDIC-assisted transaction will cease to be covered under the loss-share agreement for that transaction effective January 1, 2015. Effective July 1, 2015, the losses on commercial related loans acquired in connection with Broadway and New Century FDIC-assisted transactions will cease to be covered under the loss-share agreements for those transactions. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to January 1, 2015 and July 1, 2015, for the respective transactions, will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through December 31, 2017 and June 30, 2018 for the Benchmark FDIC-assisted transaction and Broadway and New Century FDIC-assisted transactions, respectively. The losses on consumer related loans acquired in connection with the Benchmark FDIC-assisted transaction and Broadway and New Century FDIC-assisted transactions will continue to be covered under the loss-share agreements through December 31, 2019 and June 30, 2020, respectively.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has two reporting units: banking and leasing. No impairment losses were recognized during the three or six months ended June 30, 2014 or 2013.   The carrying amount of goodwill was $423.4 million at June 30, 2014 and December 31, 2013.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately four years as of June 30, 2014.

The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of June 30, 2014 (in thousands):

Six Months Ended
June 30, 2014
Balance at beginning of period	$23,428
Amortization expense	(2,414)
Balance at end of period	$21,014

Gross carrying amount	$54,368
Accumulated amortization	(33,354)
Net book value	$21,014

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2014	$2,334
2015	4,030
2016	3,418
2017	3,071
2018	2,812
Thereafter	5,349
$21,014

Note 8.	Deposits

The composition of deposits was as follows (in thousands):

	June 30,	December 31,
	2014	2013
Demand deposit accounts, noninterest bearing	$2,605,367	$2,375,863
NOW and money market accounts	2,932,089	2,682,419
Savings accounts	872,324	855,394
Certificates of deposit, $100,000 or more	758,906	827,413
Other certificates of deposit	594,378	640,170
Total	$7,763,064	$7,381,259

Certificates of deposit of $100,000 or more included $216.0 million and $224.2 million of brokered deposits at June 30, 2014 and December 31, 2013, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $100,000 or more.

Note 9.	Short-Term Borrowings

Short-term borrowings were as follows as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Weighted Average Cost	Amount	Weighted Average Cost	Amount
Customer repurchase agreements	0.21%	$229,809	0.20%	$193,389
Federal Home Loan Bank advances	—	—	0.17	300,000
	0.21%	$229,809	0.18%	$493,389

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

On March 9, 2012, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one month LIBOR + 2.00%. As of June 30, 2014, no amount was outstanding. The line originally matured on March 8, 2013, was renewed and is scheduled to mature on September 7, 2014.

Note 10.	Long-term Borrowings

The Company had Federal Home Loan Bank advances with remaining contractual maturities greater than one year of $4.2 million at June 30, 2014 and $4.3 million at December 31, 2013. As of June 30, 2014, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87% and maturities ranging from April 2021 to April 2035. The Company has investment securities available for sale and loans pledged as collateral on this FHLB advance. See Note 5. Investment Securities and Note 6. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $27.0 million and $17.5 million at June 30, 2014 and December 31, 2013, respectively, which as of June 30, 2014, were accruing interest at rates ranging from 2.50% to 12.00%.  Lease investments includes equipment with an amortized cost of $25.6 million and $25.7 million at June 30, 2014 and December 31, 2013, respectively, that is pledged as collateral on these notes.

The Company had a $40.0 million 10-year structured repurchase agreement as of June 30, 2014 and December 31, 2013, which bears interest at a fixed rate borrowing of 4.75% and expires in 2016.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2014 (in thousands):

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

At June 30, 2014 and December 31, 2013, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	June 30, 2014	December 31, 2013
Commitments to extend credit:
Home equity lines	$194,711	$208,581
Other commitments	1,211,154	1,214,391
Letters of credit:
Standby	71,948	69,556
Commercial	3,874	708

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of June 30, 2014, the maximum remaining term for any standby letters of credit was December 31, 2020.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At June 30, 2014, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $5.6 million to $75.8 million from $70.3 million at December 31, 2013.  Of the $75.8 million in commitments outstanding at June 30, 2014, approximately $34.8 million of the letters of credit have been issued or renewed since December 31, 2013.

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

As of June 30, 2014, the Company had approximately $1.9 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of June 30, 2014, approximately 28% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of June 30, 2014. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

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

On February 17, 2014, solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest, the Defendants entered into a memorandum of understanding (the “MOU”) with the Plaintiffs regarding the settlement of the Action pursuant to which Taylor Capital and MB Financial agreed to make certain supplemental disclosures concerning the Merger, which each of Taylor Capital and MB Financial did in a Current Report on Form 8-K filed by each company on February 18, 2014 (the “Form 8-Ks”). On July 10, 2014, the parties entered into a definitive settlement agreement. The agreement is subject to Court approval. The agreement provides that, solely for purposes of settlement, the Court will certify a class consisting of all persons who were record or beneficial stockholders of Taylor Capital when the Merger was approved by the Taylor Capital Board or any time thereafter (the “Class”). In addition, the agreement provides that, subject to approval by the Court after notice to the members of the Class (the “Class Members”), the Action will be dismissed with prejudice and all claims that the Class Members may possess with regard to the Merger, with the exception of claims for statutory appraisal, will be released. Class Members will be afforded an opportunity to opt out of the class solely with regard to any monetary claims they may possess. In connection with the settlement, the Plaintiffs’ counsel has expressed their intention to seek an award by the Court of attorneys’ fees and expenses. The amount of the award to the Plaintiffs’ counsel will ultimately be determined by the Court. This payment will not affect the amount of merger consideration to be paid by MB Financial or that any Taylor Capital stockholder will receive in the Merger. The proposed settlement has not yet been presented to the Court for approval. There can be no assurance that the Court will approve the settlement. In the absence of such approval, the proposed settlement will terminate.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$51,727	$—	$51,727	$—
States and political subdivisions	19,498	—	19,498	—
Residential mortgage-backed securities	747,925	—	747,352	573
Commercial mortgage-backed securities	49,858	—	49,858	—
Corporate bonds	275,529	—	270,486	5,043
Equity securities	10,421	10,421	—	—
Loans held for sale	1,219	—	1,219	—
Assets held in trust for deferred compensation	11,990	11,990	—	—
Derivative financial instruments	16,745	—	16,745	—
Financial liabilities
Other liabilities (1)	11,806	11,806	—	—
Derivative financial instruments	16,606	—	16,606	—
December 31, 2013
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$52,068	$—	$52,068	$—
States and political subdivisions	19,143	—	19,143	—
Residential mortgage-backed securities	701,233	—	700,542	691
Commercial mortgage-backed securities	52,941	—	52,941	—
Corporate bonds	283,070	—	277,905	5,165
Equity securities	10,457	10,457	—	—
Loans held for sale	629	—	629	—
Assets held in trust for deferred compensation	10,679	10,679	—	—
Derivative financial instruments	18,645	—	18,645	—
Financial liabilities
Other liabilities (1)	10,569	10,569	—	—
Derivative financial instruments	18,632	—	18,632	—

(1) Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	June 30, 2014	Technique	Input	Range

Residential mortgage-backed securities	$573	Discounted cash flows	Constant pre-payment rates
			(CPR) assumption	1% - 3% CPR
Corporate bonds	5,043	Discounted cash flows	Credit assumption	20% Loss

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three or six months ended June 30, 2014. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended
	June 30,
(in thousands)	2014	2013
Balance, beginning of period	$5,856	$6,071
Other comprehensive income	108	(41)
Principal payments	(256)	(80)
Balance, ending of period	$5,616	$5,950

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (90% at June 30, 2014), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Financial assets:
Impaired loans	$99,384	$—	$—	$99,384
Non-financial assets:
Foreclosed assets	35,728	—	—	35,728
December 31, 2013
Financial assets:
Impaired loans	$77,497	$—	$—	$77,497
Non-financial assets:
Foreclosed assets	44,601	—	—	44,601

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	June 30, 2014	Technique	Input	Range

Impaired loans	$99,384	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	35,728	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

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

The estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$294,475	$294,475	$294,475	$—	$—
Interest earning deposits with banks	466,820	466,820	466,820	—	—
Federal funds sold	10,000	10,000	10,000	—	—
Investment securities available for sale	1,154,958	1,154,958	10,421	1,138,921	5,616
Investment securities held to maturity	1,241,392	1,292,245	—	1,292,245	—
Non-marketable securities - FHLB and FRB stock	51,432	51,432	—	—	51,432
Loans held for sale	1,219	1,219	—	1,219	—
Loans, net	5,455,814	5,412,549	—	—	5,412,549
Accrued interest receivable	34,971	34,971	34,971	—	—
Derivative financial instruments	16,745	16,745	—	16,745	—
Financial Liabilities:
Noninterest bearing deposits	$2,605,367	$2,605,367	$2,605,367	$—	$—
Interest bearing deposits	5,157,697	5,165,317	—	—	5,165,317
Short-term borrowings	229,809	229,801	—	—	229,801
Long-term borrowings	71,473	74,960	—	—	74,960
Junior subordinated notes issued to capital trusts	152,065	104,167	—	—	104,167
Accrued interest payable	2,089	2,089	2,089	—	—
Derivative financial instruments	16,606	16,606	—	16,606	—

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$205,193	$205,193	$205,193	$—	$—
Interest earning deposits with banks	268,266	268,266	268,266	—	—
Federal funds sold	42,950	42,950	42,950	—	—
Investment securities available for sale	1,118,912	1,118,912	10,457	1,102,599	5,856
Investment securities held to maturity	1,182,533	1,198,929	—	1,198,929	—
Non-marketable securities - FHLB and FRB stock	51,417	51,417	—	—	51,417
Loans held for sale	629	629	—	629	—
Loans, net	5,600,805	5,583,759	—	—	5,583,759
Accrued interest receivable	36,593	36,593	36,593	—	—
Derivative financial instruments	18,645	18,645	—	18,645	—
Financial Liabilities:
Non-interest bearing deposits	$2,375,863	$2,375,863	$2,375,863	$—	$—
Interest bearing deposits	5,005,396	5,012,928	—	—	5,012,928
Short-term borrowings	493,389	493,384	—	—	493,384
Long-term borrowings	62,159	66,301	—	—	66,301
Junior subordinated notes issued to capital trusts	152,065	101,247	—	—	101,247
Accrued interest payable	2,042	2,042	2,042	—	—
Derivative financial instruments	18,632	18,632	—	18,632	—

Note 14.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total cost of share-based payment plans during the period	$2,243	$1,212	$4,255	$2,472
Amount of related income tax benefit recognized in income	880	482	1,670	$983

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The amended and restated plan provides that if and when the Taylor Capital merger is completed, an additional 2,400,000 shares will be authorized, increasing the total number of shares authorized to 13,800,000.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. Following May 28, 2014, no more than 10% of the total number of authorized shares may be issued with respect to awards granted after that date, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan).   As of June 30, 2014, there were 4,043,347 shares available for future grants.

Prior to 2014, annual equity-based incentive awards were typically granted to selected officers and employees mid-year. In 2014, these awards began being granted in the first quarter of the year.  Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant; those option awards generally vest over four years of service and have 10-year contractual terms.  Restricted shares and units typically vest over a two to four year period.  Equity awards may also be granted at other times throughout the year in connection with the recruitment and retention of officers and employees.  Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five year term, which are fully vested on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted shares, which vest one year after the grant date.

The following table summarizes stock options outstanding for the six months ended June 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2013	2,443,752	$27.57
Granted	207,897	29.59
Exercised	(71,059)	17.23
Expired or cancelled	(18,800)	31.10
Forfeited	(21,555)	22.01
Options outstanding as of June 30, 2014	2,540,235	$28.04	4.63	$6,648
Options exercisable as of June 30, 2014	1,714,949	$30.38	3.00	$2,968

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

 The following assumptions were used for options granted during the six months ended June 30, 2014:

June 30, 2014
Risk-free interest rate	1.84%
Expected volatility of Company’s stock	23.21%
Expected dividend yield	1.62%
Expected life of options	5.7 years
Weighted average fair value per option of options granted during the year	$6.05

The total intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was $874 thousand and $127 thousand, respectively.

The following is a summary of changes in restricted shares and units for the six months ended June 30, 2014:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Shares Outstanding at December 31, 2013	685,719	$22.59
Granted	259,432	30.58
Vested	(37,277)	21.65
Forfeited	(13,879)	24.33
Shares Outstanding at June 30, 2014	893,995	$24.92

The total intrinsic value of restricted shares that vested during the six months ended June 30, 2014 and 2013 was $1.1 million and $317 thousand, respectively.

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

The Company issued 92,717 shares of market-based restricted stock in 2011.  The market component of the vesting terms for the award requires that, for ten consecutive trading days, the closing price of the Company’s stock be at least $27.00.  The market component for this award has been satisfied as of June 30, 2014 and will vest in full in the third quarter of 2014, on the third anniversary of the grant date. A Monte Carlo simulation model was used to value the market-based restricted stock awards at the time of issuance.

As of June 30, 2014, there was $17.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At June 30, 2014, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.7 years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable as of June 30, 2014 was approximately $25 thousand, and the net amount payable as of December 31, 2013 was approximately $25 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At June 30, 2014, the Company’s credit exposure relating to interest rate swaps was approximately $15.7 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $218 thousand at June 30, 2014.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

The Company’s derivative financial instruments are summarized below as of June 30, 2014 and December 31, 2013 (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$218	$(20)	$238	$(23)
Stand-alone derivative instruments (2)
Interest rate swap contracts	585,733	15,635	550,883	17,298	586,622	(15,669)	551,798	(17,350)
Interest rate options contracts	85,855	188	83,907	323	85,855	(188)	84,953	(323)
Foreign exchange contracts	26,574	839	31,361	1,006	21,045	(711)	47,760	(935)
Spot foreign exchange contracts	2,260	8	—	—	122	—	—	—
Mortgage banking derivatives	4,236	75	1,783	18	2,500	(18)	250	(1)
Total non-hedging derivative instruments	704,658	16,745	667,934	18,645	696,144	(16,586)	684,761	(18,609)
Total	$704,658	$16,745	$667,934	$18,645	$696,362	$(16,606)	$684,999	$(18,632)

(1) Hedged fixed-rate commercial real estate loans
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in the other income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$(2)	$11	$(2)	$10
Stand-alone derivative instruments:
Interest rate swap contracts	9	12	18	23
Interest rate options contracts	—	—	—	—
Foreign exchange contracts	(4)	—	57	5
Spot foreign exchange contracts	—	—	8	—
Mortgage banking derivatives	37	(51)	40	(64)
Total non-hedging derivative instruments	42	(39)	123	(36)
Total	$40	$(28)	$121	$(26)

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2014 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$1,957	$—	$1,957	$13,920	$—	$13,920
Foreign currency forward contracts	132	—	132	628	—	628
Mortgage banking derivatives	—	—	—	18	—	18
Total derivatives	2,089	—	2,089	14,566	—	14,566
Repurchase agreements	—	—	—	229,809	—	229,809
Total	$2,089	$—	$2,089	$244,375	$—	$244,375

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$134	$(134)	$—	$—	$11,005	$(134)	$(10,871)	$—
Counterparty B	520	(520)	—	—	1,299	(520)	(779)	—
Counterparty C	1,081	(1,081)	—	—	2,232	(1,081)	(1,151)	—
Other counterparties	354	(4)	—	350	30	(4)	—	26
Total derivatives	2,089	(1,739)	—	350	14,566	(1,739)	(12,801)	26
Repurchase agreements	—	—	—	—	229,809	—	(229,809)	—
Total	$2,089	$(1,739)	$—	$350	$244,375	$(1,739)	$(242,610)	$26

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

The following tables present summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Consolidated
Three months ended June 30, 2014
Net interest income	$65,266	$2,806	$68,072
Provision for credit losses	(1,764)	(186)	(1,950)
Non-interest income	25,865	14,063	39,928
Non-interest expense	67,930	10,100	78,030
Income tax expense	6,149	2,665	8,814
Net income	$18,816	$4,290	$23,106
Total assets	$9,153,407	$665,284	$9,818,691
Three months ended June 30, 2013
Net interest income	$66,332	$1,148	$67,480
Provision for credit losses	465	35	500
Non-interest income	24,450	14,489	38,939
Non-interest expense	61,632	8,621	70,253
Income tax expense	7,767	2,606	10,373
Net income	$20,918	$4,375	$25,293
Total assets	$8,903,856	$465,803	$9,369,659

	Banking	Leasing	Consolidated
Six months ended June 30, 2014
Net interest income	$130,385	$5,015	$135,400
Provision for credit losses	(684)	(116)	(800)
Non-interest income	50,123	26,417	76,540
Non-interest expense	135,627	18,450	154,077
Income tax expense	10,632	4,956	15,588
Net income	$34,933	$8,142	$43,075
Total assets	$9,153,407	$665,284	$9,818,691
Six months ended June 30, 2013
Net interest income	$133,138	$2,027	$135,165
Provision for credit losses	418	82	500
Non-interest income	47,359	30,283	77,642
Non-interest expense	125,309	16,373	141,682
Income tax expense	14,467	5,959	20,426
Net income	$40,303	$9,896	$50,199
Total assets	$8,903,856	$465,803	$9,369,659

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of MB Financial, Inc.’s financial condition and results of operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The words “the Company,” “we,” “our” and “us” refer to MB Financial, Inc. and its consolidated subsidiaries, unless we indicate otherwise.

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

The Company had net income of $23.1 million for the three months ended June 30, 2014 compared to net income of $25.3 million for the three months ended June 30, 2013. Fully diluted earnings per common share were $0.42 for the three months ended June 30, 2014 compared to $0.46 per common share for the three months ended June 30, 2013.

The Company had net income of $43.1 million for the six months ended June 30, 2014 compared to net income of $50.2 million for the six months ended June 30, 2013. Fully diluted earnings per common share were $0.78 for the six months ended June 30, 2014 compared to $0.92 per common share for the six months ended June 30, 2013.

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

Allowance for Loan Losses.  The allowance for loan losses is subject to the use of estimates, assumptions, and judgments in management's evaluation process used to determine the adequacy of the allowance for loan losses, which combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and non-performing loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management or require that adjustments be made to the allowance for loan losses, based on their judgments about information available to them at the time of their examination. We believe the allowance for loan losses is appropriate and properly recorded in the financial statements.  See “Allowance for Loan Losses” section below for further analysis.

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a quarterly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At June 30, 2014, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $76.4 million.  See Note 1 and Note 6 of our December 31, 2013 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2013 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of June 30, 2014, the Company had $82 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of June 30, 2014, the Company had approximately $9 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

The Company’s annual assessment date for goodwill impairment testing is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has two reporting units: banking and leasing.  No impairment losses were recognized during the three or six months ended June 30, 2014 and 2013. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of December 31, 2013 that would indicate impairment of goodwill at June 30, 2014.

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

	Three Months Ended June 30,
(dollars in thousands)	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$5,199,981	$53,649	4.18%	$5,320,472	$57,356	4.32%
Loans exempt from federal income taxes (4)	317,251	3,470	4.33	310,751	3,423	4.36
Taxable investment securities	1,434,300	8,794	2.45	1,377,369	6,280	1.82
Investment securities exempt from federal income taxes (4)	966,518	12,748	5.28	933,442	12,559	5.38
Federal funds sold	4,359	4	0.36	2,879	2	0.27
Other interest earning deposits	448,173	277	0.25	183,010	92	0.20
Total interest earning assets	8,370,582	$78,942	3.78	8,127,923	$79,712	3.93
Non-interest earning assets	1,205,314			1,161,459
Total assets	$9,575,896			$9,289,382
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$2,880,910	$899	0.13%	$2,675,189	$833	0.12%
Savings deposit	868,694	97	0.04	840,154	136	0.06
Time deposits	1,378,201	2,758	0.80	1,700,970	4,163	0.98
Short-term borrowings	184,204	95	0.21	189,029	116	0.24
Long-term borrowings and junior subordinated notes	236,266	1,344	2.25	214,839	1,390	2.56
Total interest bearing liabilities	5,548,275	$5,193	0.38	5,620,181	$6,638	0.47
Non-interest bearing deposits	2,476,396			2,179,284
Other non-interest bearing liabilities	199,621			192,553
Stockholders’ equity	1,351,604			1,297,364
Total liabilities and stockholders’ equity	$9,575,896			$9,289,382
Net interest income/interest rate spread (5)		$73,749	3.40%		$73,074	3.46%
Less: taxable equivalent adjustment		5,677			5,594
Net interest income, as reported		$68,072			$67,480
Net interest margin (6)			3.26%			3.33%
Tax equivalent effect			0.27%			0.28%
Net interest margin on a fully tax equivalent basis (6)			3.53%			3.61%

(1)       Non-accrual loans are included in average loans.
(2)       Interest income includes amortization of net deferred loan origination fees of $28 thousand and $817 thousand for the three months ended June 30, 2014 and 2013, respectively.
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

Net interest income on a fully tax equivalent basis increased $675 thousand during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to higher yields on taxable investment securities partly offset by lower loan yields. The net interest margin, expressed on a fully tax equivalent basis, was 3.53% for the second quarter of 2014 and 3.61% for the second quarter of 2013. This eight basis point decrease was primarily due to higher cash balances held during the second quarter of 2014 as a result of the strong deposit inflows. Higher deposits and cash balances had minimal impact on net interest income.

	Six Months Ended June 30,
(dollars in thousands)	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans (1) (2) (3)	$5,241,582	$107,595	4.14%	$5,341,062	$115,892	4.38%
Loans exempt from federal income taxes (4)	320,371	7,006	4.35	311,128	6,895	4.41
Taxable investment securities	1,409,473	16,940	2.40	1,430,539	12,419	1.74
Investment securities exempt from federal income taxes (4)	951,275	25,158	5.29	922,652	24,960	5.41
Federal funds sold	5,120	9	0.35	1,448	2	0.27
Other interest bearing deposits	318,332	390	0.25	189,994	227	0.24
Total interest earning assets	8,246,153	$157,098	3.84	8,196,823	$160,395	3.95
Non-interest earning assets	1,226,340			1,172,219
Total assets	$9,472,493			$9,369,042
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$2,804,688	$1,747	0.13%	$2,706,170	$1,759	0.13%
Savings deposit	865,463	206	0.05	831,233	272	0.07
Time deposits	1,406,003	5,570	0.80	1,753,640	8,810	1.01
Short-term borrowings	192,346	195	0.20	190,458	283	0.30
Long-term borrowings and junior subordinated notes	229,021	2,722	2.36	231,770	2,957	2.54
Total interest bearing liabilities	5,497,521	$10,440	0.38	5,713,271	$14,081	0.50
Non-interest bearing deposits	2,424,917			2,162,266
Other non-interest bearing liabilities	206,597			204,318
Stockholders’ equity	1,343,458			1,289,187
Total liabilities and stockholders’ equity	$9,472,493			$9,369,042
Net interest income/interest rate spread (5)		$146,658	3.46%		$146,314	3.45%
Less: taxable equivalent adjustment		11,258			11,149
Net interest income, as reported		$135,400			$135,165
Net interest margin (6)			3.31%			3.33%
Tax equivalent effect			0.28%			0.27%
Net interest margin on a fully tax equivalent basis (6)			3.59%			3.60%

(1)       Non-accrual loans are included in average loans.
(2)       Interest income includes amortization of net deferred loan origination costs of $27 thousand for the six months ended June 30, 2014 compared to net deferred loan origination fees of $1.8 million for the six months ended June 30, 2013.
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

Net interest income on a fully tax equivalent basis increased $344 thousand during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to improved taxable investment securities yields and a lower cost of funds, partially offset by lower loan yields. The net interest margin, expressed on a fully tax equivalent basis, was 3.59% for the six months ended June 30, 2014 and 3.60% for the six months ended June 30, 2013.

Non-interest Income

	Three Months Ended
	June 30,
	2014	2013	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Capital markets and international banking fees	$1,360	$939	$421	44.8%
Commercial deposit and treasury management fees	7,106	6,029	1,077	17.9
Lease financing, net	14,853	15,102	(249)	(1.6)
Trust and asset management fees	5,405	4,874	531	10.9
Card fees	3,304	2,735	569	20.8
Loan service fees	916	1,911	(995)	(52.1)
Consumer and other deposit service fees	3,156	3,593	(437)	(12.2)
Brokerage fees	1,356	1,234	122	9.9
Net (loss) gain on investment securities	(87)	14	(101)	(721.4)
Increase in cash surrender value of life insurance	834	842	(8)	(1.0)
Net loss on sale of assets	(24)	—	(24)	(100.0)
Accretion of FDIC indemnification asset	28	100	(72)	(72.0)
Net gain on sale of loans	187	506	(319)	(63.0)
Other operating income	1,534	1,060	474	44.7
Total non-interest income	$39,928	$38,939	$989	2.5%
NM - not meaningful

Non-interest income increased by $1.0 million, or 2.5%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

•	Commercial deposit and treasury management fees increased due to robust new customer activity.

•	Card fees increased due to a new payroll prepaid card program.

•
Trust and asset management fees increased due to the growth in investment management fees as a result of new customers added and the impact of higher equity values on assets under management and related fee revenue.

•	Capital markets and international banking service fees increased due to higher M&A advisory and syndication fees.

•	Loan service fees decreased due to lower late, prepayment and miscellaneous loan fees collected.

•	Consumer and other deposit service fees decreased due to lower demand deposit service and overdraft charges.

•	Net gain on sale of loans decreased as a result of less mortgage origination activity.

	Six Months Ended
	June 30,
	2014	2013	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Capital markets and international banking fees	$2,338	$1,747	$591	33.8%
Commercial deposit and treasury management fees	14,250	11,995	2,255	18.8
Lease financing, net	28,049	31,365	(3,316)	(10.6)
Trust and asset management fees	10,612	9,368	1,244	13.3
Card fees	6,005	5,430	575	10.6
Loan service fees	1,881	2,922	(1,041)	(35.6)
Consumer and other deposit service fees	6,091	6,839	(748)	(10.9)
Brokerage fees	2,681	2,391	290	12.1
Net gain on investment securities	230	13	217	NM
Increase in cash surrender value of life insurance	1,661	1,686	(25)	(1.5)
Net loss on sale of assets	(17)	—	(17)	(100.0)
Accretion of FDIC indemnification asset	59	243	(184)	(75.7)
Net gain on sale of loans	246	1,145	(899)	(78.5)
Other operating income	2,454	2,498	(44)	(1.8)
Total non-interest income	$76,540	$77,642	$(1,102)	(1.4)%
NM - Note meaningful

Non-interest income decreased by $1.1 million, or 1.4%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

•	Commercial deposit and treasury management fees increased in the first half of 2014 due to robust new customer activity.

•	Capital markets and international banking service fees increased due to higher M&A advisory and syndication fees.

•
Trust and asset management fees increased due to the growth in investment management fees as a result of new customers added and the impact of higher equity values on assets under management and related fee revenue.

•	Card fees increased due to a new payroll prepaid card program as well as higher ATM and debit card fees.

•	Leasing revenues declined due to lower equipment remarketing gains and lower fees from the sale of third-party equipment maintenance contracts.

•	Loan service fees decreased due to lower late, prepayment and miscellaneous loan fees collected.

•	Consumer and other deposit service fees decreased due to lower demand deposit service and overdraft charges.

•	Net gain on sale of loans decreased as a result of less mortgage origination activity.

Non-interest Expenses

	Three Months Ended
	June 30,
	2014	2013	Increase/ (Decrease)	Percentage Change
Non-interest expenses (in thousands):
Salaries and employee benefits	$46,622	$43,909	$2,713	6.2%
Occupancy and equipment expense	9,518	9,408	110	1.2
Computer services and telecommunication expense	5,079	4,617	462	10.0
Advertising and marketing expense	2,221	2,167	54	2.5
Professional and legal expense	1,567	1,353	214	15.8
Other intangibles amortization expense	1,174	1,538	(364)	(23.7)
Net loss (gain) recognized on other real estate owned	191	(2,015)	2,206	(109.5)
Other real estate expense, net	337	193	144	74.6
Other operating expenses	11,321	9,083	2,238	24.6
Total non-interest expenses	$78,030	$70,253	$7,777	11.1%

Non-interest expenses increased by $7.8 million, or 11.1%, for the three months ended June 30, 2014 from the three months ended June 30, 2013. Non-interest expenses include $488 thousand in expenses related to the pending merger with Taylor Capital Group, Inc. ("Taylor Capital"), mainly for advertising and marketing, computer services and telecommunication, and professional and legal services expenses.

•	Salaries and employee benefits increased due to annual salary increases, long-term incentive expense, taxes and temporary staffing needs.

•	A net loss was recognized on other real estate owned for the three months ended June 30, 2014 compared to a net gain for the same period in the prior year.

•
Other operating expense increased primarily as a result of an increase in filing and other loan expense as well as higher FDIC assessments due to our larger balance sheet, an increase in the clawback liability related to our loss share agreements with the FDIC, and higher currency delivery expenses related to new treasury management accounts.

•
Computer services and telecommunication expenses increased due primarily to an increase in spending on IT security, data warehouse, investments in our key fee initiatives, as well as higher transaction volumes in leasing, treasury management and card areas. The increase was also due to increased telecommunication expense related to the transitioning to a new provider.

	Six Months Ended
	June 30,
	2014	2013	Increase/ (Decrease)	Percentage Change
Non-interest expenses (in thousands):
Salaries and employee benefits	$90,999	$87,423	$3,576	4.1%
Occupancy and equipment expense	19,110	18,812	298	1.6
Computer services and telecommunication expense	10,163	8,504	1,659	19.5
Advertising and marketing expense	4,302	4,270	32	0.7
Professional and legal expense	3,346	2,648	698	26.4
Other intangibles amortization expense	2,414	3,082	(668)	(21.7)
Net loss recognized on other real estate owned	378	(1,685)	2,063	(122.4)
Other real estate expense, net	733	332	401	120.8
Other operating expenses	22,632	18,296	4,336	23.7
Total non-interest expenses	$154,077	$141,682	$12,395	8.7%

Non-interest expenses increased by $12.4 million, or 8.7%, for the six months ended June 30, 2014 from the six months ended June 30, 2013. Non-interest expenses include $1.2 million in expenses related to the pending merger with Taylor Capital, mainly for advertising and marketing, computer services and telecommunication, and professional and legal services expenses.

•
Other operating expenses increased due to a $2.0 million write-off recognized in the first quarter of 2014 of an investment in low-income housing funds that invested in real estate projects. This investment was made in 2006 as a community development initiative. The extended slow real estate recovery in some low income areas of Chicago negatively impacted this investment.

•
Other operating expenses also increased as a result of an increase in filing and other loan expense as well as higher FDIC assessments due to our larger balance sheet, higher ATM and debit card processing costs and higher currency delivery expenses related to new treasury management accounts.

•	Salaries and employee benefits increased due to annual salary increases, long-term incentive expense, taxes and temporary staffing needs.

•	A net loss was recognized on other real estate owned for the six months ended June 30, 2014 compared to a net gain for the same period in the prior year.

•
Computer services and telecommunication expenses increased due primarily to an increase in spending on IT security, data warehouse, investments in our key fee initiatives, as well as higher transaction volumes in leasing, treasury management and card areas. The increase was also due to increased telecommunication expense related to the transitioning to a new provider.

Income Taxes

Income tax expense for the six months ended June 30, 2014 was $15.6 million compared to $20.4 million for the six months ended June 30, 2013. The decrease was primarily due to a decrease in our pre-tax income during the six months ended June 30, 2014.

Balance Sheet

Total assets increased $177.3 million, or 1.8%, from $9.6 billion at December 31, 2013 to $9.8 billion at June 30, 2014.

•	Cash and cash equivalents increased $287.8 million, or 60.8% from $473.5 million at December 31, 2013 to $761.3 million at June 30, 2014 primarily due to the deposit inflows.

•	Investment securities increased $94.9 million, or 4.0%, from December 31, 2013 to June 30, 2014 mostly as a result of the partial deployment of the increased deposits.

•	Gross loans, excluding covered loans, decreased by $55.1 million to $5.4 billion at June 30, 2014 from December 31, 2013.

Total liabilities increased by $138.6 million, or 1.7%, from $8.3 billion at December 31, 2013 to $8.5 billion at June 30, 2014.

•
Total deposits increased by $381.8 million, or 5.2%, to $7.8 billion at June 30, 2014 from December 31, 2013 due to the increase in low cost deposits (noninterest bearing deposits, money market and NOW accounts and savings accounts).

•
Over the past year and quarter, our deposit mix continued to improve as low cost deposits increased by $614.7 million, or 10.6%, compared to June 30, 2013 and by $496.1 million, or 8.4%, compared to December 31, 2013. This improvement was driven by the growth in noninterest bearing deposits which were 34% of total deposits at June 30, 2014.

•	Noninterest bearing deposits increased by 16.8% and 9.7% compared to June 30, 2013 and December 31, 2013, respectively.

•
Total borrowings decreased by $254.3 million, or 35.9%, to $453.3 million at June 30, 2014. The decrease in total borrowings was primarily due to the repayment of the $300.0 million FHLB advance entered into the fourth quarter of 2013 to increase our balance sheet liquidity in preparation for an adverse market reaction to the Federal government shutdown and potential breach of the debt ceiling.

Total stockholders’ equity increased $38.6 million to $1.4 billion at June 30, 2014 compared to December 31, 2013 primarily as a result of our earnings for the six months ended June 30, 2014 partly offset by dividends.

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	June 30, 2014		December 31, 2013		June 30, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$50,096	$51,727	$50,486	$52,068	$32,050	$33,935
States and political subdivisions	19,228	19,498	19,398	19,143	669,791	684,710
Residential mortgage-backed securities	738,519	747,925	696,415	701,233	639,681	647,858
Commercial mortgage-backed securities	47,977	49,858	50,891	52,941	51,000	53,343
Corporate bonds	271,351	275,529	284,083	283,070	219,362	215,256
Equity securities	10,414	10,421	10,649	10,457	10,560	10,570
Total Available for Sale	1,137,585	1,154,958	1,111,922	1,118,912	1,622,444	1,645,672
Held to maturity
States and political subdivisions	993,937	1,030,478	932,955	936,173	282,655	285,904
Residential mortgage-backed securities	247,455	261,767	249,578	262,756	253,779	268,675
Total Held to Maturity	1,241,392	1,292,245	1,182,533	1,198,929	536,434	554,579
Total	$2,378,977	$2,447,203	$2,294,455	$2,317,841	$2,158,878	$2,200,251

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

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	June 30, 2014		December 31, 2013		June 30, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial related credits:
Commercial loans	$1,272,200	23%	$1,281,377	22%	$1,198,862	22%
Commercial loans collateralized by assignment of lease payments	1,515,446	27	1,494,188	26	1,422,901	25
Commercial real estate	1,619,322	29	1,647,700	29	1,710,964	30
Construction real estate	116,996	2	141,253	3	121,420	2
Total commercial related credits	4,523,964	81	4,564,518	80	4,454,147	79
Other loans:
Residential real estate	309,234	6	314,440	5	305,710	5
Indirect vehicle	272,841	5	262,632	5	242,964	5
Home equity	245,135	4	268,289	5	281,334	5
Other consumer loans	70,584	1	66,952	1	75,476	1
Total other loans	897,794	16	912,313	16	905,484	16
Gross loans excluding covered loans	5,421,758	97	5,476,831	96	5,359,631	95
Covered loans (1)	134,966	3	235,720	4	308,556	5
Total loans (2)	$5,556,724	100%	$5,712,551	100%	$5,668,187	100%

(1)	Loans that MB Financial Bank will share losses with the FDIC are referred to as “covered loans.”

(2)	Gross loan balances at June 30, 2014, December 31, 2013, and June 30, 2013 are net of unearned income, including net deferred loans fees of $1.0 million, $1.9 million, and $955 thousand, respectively.

Gross loans, excluding covered loans, decreased by $55.1 million to $5.4 billion at June 30, 2014 from December 31, 2013. Gross loans decreased by $155.8 million to $5.6 billion at June 30, 2014 from $5.7 billion at December 31, 2013.

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

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Non-performing loans:
Non-accruing loans	$108,414	$106,115	$112,926
Loans 90 days or more past due, still accruing interest	2,363	446	2,322
Total non-performing loans	110,777	106,561	115,248
Other real estate owned	20,306	23,289	32,993
Repossessed assets	73	840	749
Total non-performing assets	$131,156	$130,690	$148,990
Total allowance for loan losses	$100,910	$111,746	$123,685
Accruing restructured loans (1)	26,793	29,430	28,270
Total non-performing loans to total loans	1.99%	1.87%	2.03%
Total non-performing assets to total assets	1.34	1.36	1.59
Allowance for loan losses to non-performing loans	91.09	104.87	107.32

(1)	Accruing restructured loans consists primarily of residential real estate and home equity loans that have been modified and are performing in accordance with those modified terms.

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

Occasionally, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or non-performing) through the calendar year of the restructuring that the historical payment performance has been established.

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

Other real estate owned that is related to our FDIC-assisted transactions is excluded from non-performing assets.  Other real estate owned related to the Heritage, Benchmark, Broadway, and New Century transactions, which totaled $12.6 million and $19.6 million at June 30, 2014 and December 31, 2013, respectively, is subject to the loss-share agreements with the FDIC.  See Note 6 of the notes to our consolidated financial statements for further information.

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the six months ended June 30, 2014 and 2013 (in thousands):

	June 30,
	2014	2013
Beginning balance	$23,289	$36,977
Transfers in at fair value less estimated costs to sell	651	4,214
Capitalized other real estate owned costs	—	8
Fair value adjustments	(426)	821
Net gains on sales of other real estate owned	100	990
Cash received upon disposition	(3,308)	(10,017)
Ending balance	$20,306	$32,993

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

	June 30, 2014	December 31, 2013

Commercial loans	$21,083	$43,844
Commercial loans collateralized by assignment of lease payments	2,536	2,459
Commercial real estate	39,858	32,895
Construction real estate	—	391
Total	$63,477	$79,589

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

The commercial related general loss reserve was $70.9 million as of June 30, 2014 and $78.3 million as of December 31, 2013. The decrease in the general reserve related primarily to an improvement in risk ratings. Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

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

The total commercial related specific reserves component of the allowance decreased from $12.8 million as of December 31, 2013 to $10.3 million as of June 30, 2014.

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $19.8 million at June 30, 2014 and $20.6 million at December 31, 2013.

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

The following table presents an analysis of the allowance for loan losses for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance at beginning of period	$108,395	$124,733	$113,462	$128,279
Provision for credit losses	(1,950)	500	(800)	500
Charge-offs:
Commercial loans	446	433	536	1,344
Commercial loans collateralized by assignment of lease payments	40	—	40	—
Commercial real estate	1,727	1,978	8,883	3,895
Construction real estate	14	747	70	829
Residential real estate	433	399	698	1,361
Home equity	817	1,323	1,436	2,110
Indirect vehicles	583	629	1,503	1,358
Other consumer loans	590	451	1,085	1,016
Total charge-offs	4,650	5,960	14,251	11,913
Recoveries:
Commercial loans	696	777	2,324	1,229
Commercial loans collateralized by assignment of lease payments	130	987	130	1,131
Commercial real estate	567	3,647	1,052	4,387
Construction real estate	77	131	176	407
Residential real estate	6	199	525	413
Home equity	127	100	260	214
Indirect vehicles	439	324	881	739
Other consumer loans	68	59	146	111
Total recoveries	2,110	6,224	5,494	8,631
Net charge-offs	2,540	(264)	8,757	3,282
Allowance for credit losses	103,905	125,497	103,905	125,497
Allowance for unfunded credit commitments	(2,995)	(1,812)	(2,995)	(1,812)
Allowance for loan losses	$100,910	$123,685	$100,910	$123,685
Total loans	$5,556,724	$5,668,187	$5,556,724	$5,668,187
Ratio of allowance to total loans	1.82%	2.18%	1.82%	2.18%
Ratio of net charge-offs to average loans	0.18	(0.02)	0.32	0.12

Net charge-offs of $8.8 million were recorded in the six months ended June 30, 2014 compared to net charge-offs of $3.3 million in the six months ended June 30, 2013. A negative provision for credit losses of $800 thousand was recorded for the six months ended June 30, 2014 compared to a provision for credit losses of $500 thousand for the six months ended June 30, 2013 as a result of reduced levels of classified and special mention assets.

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

Lease investments by categories follow (in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Direct finance leases:
Minimum lease payments	$190,216	$155,945	$124,549
Estimated unguaranteed residual values	30,309	31,272	31,789
Less: unearned income	(15,518)	(14,473)	(10,783)
Direct finance leases (1)	$205,007	$172,744	$145,555
Leveraged leases:
Minimum lease payments	$16,620	$24,320	$27,023
Estimated unguaranteed residual values	1,908	2,508	2,672
Less: unearned income	(979)	(1,644)	(2,081)
Less: related non-recourse debt	(15,979)	(23,243)	(25,627)
Leveraged leases (1)	$1,570	$1,941	$1,987
Operating leases:
Equipment, at cost	$218,688	$218,473	$205,541
Less accumulated depreciation	(91,494)	(87,384)	(91,583)
Lease investments, net	$127,194	$131,089	$113,958

(1)          Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leverage leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $27.0 million at June 30, 2014, $17.5 million at December 31, 2013 and $18.0 million at June 30, 2013.

At June 30, 2014, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2014	$8,384	$210	$8,633	$17,227
2015	7,504	968	8,302	16,774
2016	6,463	607	10,141	17,211
2017	4,335	105	8,501	12,941
2018	1,763	18	6,081	7,862
Thereafter	1,860	—	2,484	4,344
	$30,309	$1,908	$44,142	$76,359

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $500 thousand per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees participate. Often times, there are several individual lease schedules under one master lease. There were 3,569 leases at June 30, 2014 compared to 3,590 at December 31, 2013.  The average residual value per lease schedule was approximately $21 thousand at June 30, 2014 and December 31, 2013.  The average residual value per master lease schedule was approximately $83 thousand at June 30, 2014 and $82 thousand at December 31, 2013, respectively.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities were $101.8 million for the six months ended June 30, 2014 compared to net cash flows provided by operating activities of $60.8 million for the six months ended June 30, 2013.  The change is primarily due to the decrease in payables partly offset by the decrease in the change in other assets.

Cash used in investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the six months ended June 30, 2014, the Company had net cash flows provided by investing activities of $71.7 million compared to net cash flows provided by investing activities of $235.2 million for the six months ended June 30, 2013.  The change was primarily due to a decrease in principal payments received on mortgage-backed securities.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the six months ended June 30, 2014, the Company had net cash flows provided by financing activities of $114.4 million compared to net cash flows used in financing activities of $150.6 million for the six months ended June 30, 2013.  The change in cash flows from financing activities was primarily due to the increase in deposits partly offset by the repayment of the $300.0 million FHLB advance.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at June 30, 2014, there were no firm lending commitments in place, management believes that we could borrow approximately $280 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago (FHLB).  As of June 30, 2014, the Company had $4.2 million outstanding in FHLB advances, and could borrow an additional amount of approximately $480.4 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of June 30, 2014, the Company had approximately $1.4 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. In addition, the Company has a $35.0 million unsecured line of credit with a correspondent bank. As of June 30, 2014, no amount was outstanding. The holding company had $154.7 million in cash as of June 30, 2014.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations at June 30, 2014 as compared to December 31, 2013.

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

At June 30, 2014, the Company’s total risk-based capital ratio was 17.18%, Tier 1 capital to risk-weighted assets ratio was 15.92% and Tier 1 capital to average asset ratio was 11.61%. MB Financial Bank’s total risk-based capital ratio was 14.67%, Tier 1 capital to risk-weighted assets ratio was 13.42% and Tier 1 capital to average asset ratio was 9.77%. MB Financial Bank was categorized as “Well-Capitalized” at June 30, 2014 under the regulations of the Office of the Comptroller of the Currency.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from the pending MB Financial-Taylor Capital merger and our other merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the possibility that the expected benefits of the FDIC-assisted and other transactions we previously completed will not be realized; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (4) results of examinations by the Office of Comptroller of Currency, the Federal Reserve Board and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior and net interest margin; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) fluctuations in real estate values; (9) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market-place; (10) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (11) our ability to access cost-effective funding; (12) changes in financial markets; (13) changes in economic conditions in general and in the Chicago metropolitan area in particular; (14) the costs, effects and outcomes of litigation, including, without limitation, litigation relating to the pending MB Financial-Taylor Capital merger; (15) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") and regulations adopted thereunder, changes in capital requirements pursuant to the Dodd-Frank Act and the implementation of the Basel III capital standards, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (16) changes in accounting principles, policies or guidelines; (17) our future acquisitions of other depository institutions or lines of business; and (18) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2014 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2014 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10%, and 6%, respectively, in the first three months, 11%, 26%, and 15%, respectively, in the next nine months, 52%, 58%, and 57%, respectively, from one year to five years, and 33%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$465,883	$—	$937	$—	$466,820
Federal funds sold	10,000	—	—	—	10,000
Investment securities	165,614	241,777	1,316,417	723,974	2,447,782
Loans held for sale	1,219	—	—	—	1,219
Loans, including covered loans	2,354,445	1,055,794	2,031,070	115,415	5,556,724
Total interest earning assets	$2,997,161	$1,297,571	$3,348,424	$839,389	$8,482,545
Interest Bearing Liabilities:
NOW and money market deposit accounts	$213,235	$578,625	$1,614,893	$525,336	$2,932,089
Savings deposits	47,784	134,704	495,440	194,396	872,324
Time deposits	380,729	681,236	236,718	54,601	1,353,284
Short-term borrowings	22,981	59,750	133,289	13,789	229,809
Long-term borrowings	3,407	8,972	56,904	2,190	71,473
Junior subordinated notes issued to capital trusts	152,065	—	—	—	152,065
Total interest bearing liabilities	$820,201	$1,463,287	$2,537,244	$790,312	$5,611,044
Rate sensitive assets (RSA)	$2,997,161	$4,294,732	$7,643,156	$8,482,545	$8,482,545
Rate sensitive liabilities (RSL)	820,201	2,283,488	4,820,732	5,611,044	5,611,044
Cumulative GAP (GAP=RSA-RSL)	2,176,960	2,011,244	2,822,424	2,871,501	2,871,501
RSA/Total assets	30.53%	43.74%	77.84%	86.39%	86.39%
RSL/Total assets	8.35	23.26	49.10	57.15	57.15
GAP/Total assets	22.17	20.48	28.75	29.25	29.25
GAP/RSA	72.63	46.83	36.93	33.85	33.85

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	June 30, 2014		December 31, 2013
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$12,370	4.80%	$10,596	3.84%
+ 1.00%	6,187	2.40	5,554	2.01
- 1.00%	(6,680)	(2.59)	(6,553)	(2.38)

In the interest rate sensitivity table above, changes in net interest income between June 30, 2014 and December 31, 2013 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to higher cost certificates of deposit in a rising rate environment.

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

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2014 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended June 30, 2014, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 17, 2014, solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest, the Defendants entered into a memorandum of understanding (the “MOU”) with the Plaintiffs regarding the settlement of the Action pursuant to which Taylor Capital and MB Financial agreed to make certain supplemental disclosures concerning the Merger, which each of Taylor Capital and MB Financial did in a Current Report on Form 8-K filed by each company on February 18, 2014 (the “Form 8-Ks”). On July 10, 2014, the parties entered into a definitive settlement agreement. The agreement is subject to Court approval. The agreement provides that, solely for purposes of settlement, the Court will certify a class consisting of all persons who were record or beneficial stockholders of Taylor Capital when the Merger was approved by the Taylor Capital Board or any time thereafter (the “Class”). In addition, the agreement provides that, subject to approval by the Court after notice to the members of the Class (the “Class Members”), the Action will be dismissed with prejudice and all claims that the Class Members may possess with regard to the Merger, with the exception of claims for statutory appraisal, will be released. Class Members will be afforded an opportunity to opt out of the class solely with regard to any monetary claims they may possess. In connection with the settlement, the Plaintiffs’ counsel has expressed their intention to seek an award by the Court of attorneys’ fees and expenses. The amount of the award to the Plaintiffs’ counsel will ultimately be determined by the Court. This payment will not affect the amount of merger consideration to be paid by MB Financial or that any Taylor Capital stockholder will receive in the Merger. The proposed settlement has not yet been presented to the Court for approval. There can be no assurance that the Court will approve the settlement. In the absence of such approval, the proposed settlement will terminate.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended June 30, 2014 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 — April 30, 2014	—	$—	—	1,000,000
May 1, 2014 — May 31, 2014	2,489	26.88	66,906	1,000,000
June 1, 2014 — June 30, 2014	322	27.89	8,981	1,000,000
Total	2,811	$27.00	75,887

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

MB FINANCIAL, INC.
(registrant)

Date:	July 30, 2014	By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 30, 2014	By:	/s/Jill E. York
Jill E. York
Vice President and Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of July 14, 2013, by and among the Registrant and Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 18, 2013 (File No.0-24566-01))

2.2
Amendment, dated as of June 30, 3014, to Agreement and Plan of Merger, dated as of July 14, 2013, by and between the Registrant and Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 1, 2014 (File No.0-24566-01))

2.3
Letter Agreement, dated as of June 30, 3014, by and between the Registrant and Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on July 1, 2014 (File No.0-24566-01))

2.4
Agreement and Plan of Merger, dated as of May 1, 2006, by and among the Registrant, MBFI Acquisition Corp. and First Oak Brook Bancshares, Inc. (“First Oak Brook”)(incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2006 (File No.0-24566-01))

2.5
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Corus Bank, National Association, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of September 11, 2009 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2010 (File No.0-24566-01))

2.6
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Broadway Bank, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of April 23, 2010 (incorporated herein by reference to Exhibit 2.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-24566-01))

2.7
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of New Century Bank, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of April 23, 2010 (incorporated herein by reference to Exhibit 2.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-24566-01))

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
Form of Restricted Stock Agreement for grants on December 2, 2009 to Mitchell Feiger, Jill E. York and Burton J. Field (incorporated herein by reference to Exhibit 10.18C to the Registrant’s Current Report on Form 8-K filed on December 7, 2009 (File No. 0-24566-01))

10.19
Form of Restricted Stock Agreement for Directors under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.20
First Oak Brook Bancshares, Inc. Incentive Compensation Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook on March 30, 2004 (File No. 0-14468))

10.20A
Amendment to First Oak Brook Bancshares, Inc. Incentive Compensation Plan ((incorporated herein by reference to Exhibit 10.20A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.21
First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook on April 2, 2001 (File No. 0-14468))

10.21A
Amendment to First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan ((incorporated herein by reference to Exhibit 10.21A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.22
First Oak Brook Bancshares, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by First Oak Brook on October 25, 1999 (File No. 333-89647))

10.22A
Amendment to First Oak Brook Bancshares, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 10.22A to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 filed on May 15, 2007 (File No. 0-24566-01))

10.23
Letter Agreement, dated as of June 30, 2014, by and among the Registrant and certain principal stockholders of Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 1, 2014 (File No.0-24566-01))

10.24	Reserved.

EXHIBIT INDEX
Exhibit Number	Description

10.25	Reserved.

10.26	Reserved.

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

EXHIBIT INDEX
Exhibit Number	Description

101
The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith