Form 10-Q
period 2014-09-30
MB FINANCIAL INC /MD
filed 2014-11-10
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 001-36599

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

There were issued and outstanding 74,767,180 shares of the Registrant’s common stock as of November 10, 2014.

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-Q

September 30, 2014

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except common share data)

	(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$267,405	$205,193
Interest earning deposits with banks	179,391	268,266
Total cash and cash equivalents	446,796	473,459
Federal funds sold	—	42,950
Investment securities:
Securities available for sale, at fair value	1,758,650	1,118,912
Securities held to maturity, at amortized cost ($1.0 billion fair value at September 30, 2014 and $1.2 billion at December 31, 2013)	1,005,349	1,182,533
Non-marketable securities - FHLB and FRB stock	75,569	51,417
Total investment securities	2,839,568	2,352,862
Loans held for sale	553,627	629
Loans:
Total loans, excluding purchased credit impaired and covered loans	8,710,060	5,476,831
Purchased credit impaired including covered loans	272,957	235,720
Total loans	8,983,017	5,712,551
Less: Allowance for loan losses	102,810	111,746
Net loans	8,880,207	5,600,805
Lease investment, net	137,120	131,089
Premises and equipment, net	244,314	221,065
Cash surrender value of life insurance	132,697	130,181
Goodwill	698,946	423,369
Other intangibles	44,544	23,428
Mortgage servicing rights, at fair value	249,376	413
Other real estate owned, net	19,179	23,289
Other real estate owned related to FDIC-assisted transactions	22,028	20,472
Other assets	237,641	197,416
Total assets	$14,506,043	$9,641,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest bearing	$3,807,554	$2,375,863
Interest bearing	7,430,994	5,005,396
Total deposits	11,238,548	7,381,259
Short-term borrowings	667,160	493,389
Long-term borrowings	77,269	62,159
Junior subordinated notes issued to capital trusts	185,681	152,065
Accrued expenses and other liabilities	346,017	225,873
Total liabilities	12,514,675	8,314,745
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 10,000,000 shares at September 30, 2014 and 1,000,000 at December 31, 2013; Series A, 8% perpetual non-cumulative, 4,000,000 shares issued and outstanding at September 30, 2014 and no shares outstanding at December 31, 2013, $25 liquidation value)	115,280	—
Common stock, ($0.01 par value; authorized 100,000,000 shares at September 30, 2014 and 70,000,000 at December 31, 2013; issued 75,054,114 shares at September 30, 2014 and 55,148,409 shares at December 31, 2013)	751	551
Additional paid-in capital	1,256,050	738,053
Retained earnings	606,097	581,998
Accumulated other comprehensive income	18,431	8,383
Less: 290,409 and 184,173 shares of treasury stock, at cost, at September 30, 2014 and December 31, 2013, respectively	(6,692)	(3,747)
Controlling interest stockholders’ equity	1,989,917	1,325,238
Noncontrolling interest	1,451	1,444
Total stockholders’ equity	1,991,368	1,326,682
Total liabilities and stockholders’ equity	$14,506,043	$9,641,427

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income:
Loans:
Taxable	$79,902	$57,324	$187,497	$173,217
Nontaxable	2,265	2,791	6,819	7,272
Investment securities:
Taxable	11,028	6,330	27,968	18,749
Nontaxable	9,041	8,175	25,393	24,399
Federal funds sold and other interest earning accounts	225	200	624	429
Total interest income	102,461	74,820	248,301	224,066
Interest expense:
Deposits	4,615	4,433	12,138	15,274
Short-term borrowings	231	112	426	395
Long-term borrowings and junior subordinated notes	2,003	1,367	4,725	4,324
Total interest expense	6,849	5,912	17,289	19,993
Net interest income	95,612	68,908	231,012	204,073
Provision for credit losses	3,109	(3,304)	2,309	(2,804)
Net interest income after provision for credit losses	92,503	72,212	228,703	206,877
Non-interest income:
Lease financing, net	17,719	14,070	45,768	45,435
Mortgage banking revenue	16,823	177	17,069	1,322
Commercial deposit and treasury management fees	9,345	6,327	23,595	18,322
Trust and asset management fees	5,712	4,799	16,324	14,167
Card fees	3,836	2,745	9,841	8,175
Capital markets and international banking fees	1,472	972	3,810	2,719
Consumer and other deposit service fees	3,362	3,648	9,453	10,487
Brokerage fees	1,145	1,289	3,826	3,680
Loan service fees	1,069	1,427	2,950	4,349
Increase in cash surrender value of life insurance	855	851	2,516	2,537
Net (loss) gain on investment securities	(3,246)	1	(3,016)	14
Net loss on sale of assets	(7)	—	(24)	—
Gain on extinguishment of debt	1,895	—	1,895	—
Other operating income	1,107	1,401	3,620	4,142
Total non-interest income	61,087	37,707	137,627	115,349
Non-interest expenses:
Salaries and employee benefits	79,492	44,918	170,491	132,341
Occupancy and equipment expense	11,742	8,797	30,852	27,609
Computer services and telecommunication expense	11,506	4,870	21,669	13,374
Advertising and marketing expense	2,235	1,917	6,537	6,187
Professional and legal expense	8,864	3,102	12,210	5,750
Other intangibles amortization expense	1,470	1,513	3,884	4,595
Net loss (gain) recognized on other real estate owned and other related expense	2,178	1,031	3,289	(322)
Other operating expenses	24,714	10,117	47,346	28,413
Total non-interest expenses	142,201	76,265	296,278	217,947
Income before income taxes	11,389	33,654	70,052	104,279
Income tax expense	4,488	9,254	20,076	29,680
Net income	6,901	24,400	49,976	74,599
Dividends on preferred shares	2,000	—	2,000	—
Net income available to common stockholders	$4,901	$24,400	$47,976	$74,599

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Common share data:
Basic earnings per common share	$0.08	$0.45	$0.83	$1.37
Diluted earnings per common share	0.08	0.44	0.82	1.36
Weighted average common shares outstanding for basic earnings per common share	63,972,902	54,565,089	57,795,094	54,471,541
Diluted weighted average common shares outstanding for diluted earnings per common share	64,457,978	55,130,653	58,341,927	54,912,352

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$6,901	$24,400	$49,976	$74,599
Unrealized holding gains (losses) on investment securities, net of reclassification adjustments	5,589	(6,097)	16,089	(42,470)
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale	106	(1,008)	(2,509)	(1,008)
Reclassification adjustments for losses (gains) included in net income	3,246	(1)	3,016	(14)
Other comprehensive income (loss), before tax	8,941	(7,106)	16,596	(43,492)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(3,544)	2,791	(6,548)	17,084
Other comprehensive income (loss), net of tax	5,397	(4,315)	10,048	(26,408)
Comprehensive income	$12,298	$20,085	$60,024	$48,191

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2014 and 2013
(Amounts in thousands, except per share data) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2012	$—	$550	$732,771	$507,933	$36,326	$(3,293)	$1,483	$1,275,770
Net income	—	—	—	74,599	—	—	137	74,736
Other comprehensive loss, net of tax	—	—	—	—	(26,408)	—	—	(26,408)
Cash dividends declared on common shares ($0.32 per share)	—	—	—	(17,653)	—	—	—	(17,653)
Restricted common stock activity, net of tax	—	1	(757)	(100)	—	1,725	—	869
Stock option activity, net of tax	—	—	117	—	—	499	—	616
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	303	—	—	(2,456)	—	(2,153)
Stock-based compensation expense	—	—	3,860	—	—	—	—	3,860
Distributions to noncontrolling interest	—	—	—	—	—	—	(169)	(169)
Balance at September 30, 2013	$—	$551	$736,294	$564,779	$9,918	$(3,525)	$1,451	$1,309,468

Balance at December 31, 2013	$—	$551	$738,053	$581,998	$8,383	$(3,747)	$1,444	$1,326,682
Net income	—	—	—	49,976	—	—	220	50,196
Other comprehensive income, net of tax	—	—	—	—	10,048	—	—	10,048
Issuance of preferred stock	115,280	—	—	—	—	—	—	115,280
Issuance of common stock due to business combination	—	196	509,796	—	—	—	—	509,992
Cash dividends declared on preferred shares	—	—	—	(2,000)	—	—	—	(2,000)
Cash dividends declared on common shares ($0.38 per share)	—	—	—	(23,877)	—	—	—	(23,877)
Restricted common stock activity, net of tax	—	2	753	—	—	60	—	815
Stock option activity, net of tax	—	2	483	—	—	—	—	485
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	372	—	—	(3,005)	—	(2,633)
Stock-based compensation expense	—	—	6,593	—	—	—	—	6,593
Distributions to noncontrolling interest	—	—	—	—	—	—	(213)	(213)
Balance at September 30, 2014	$115,280	$751	$1,256,050	$606,097	$18,431	$(6,692)	$1,451	$1,991,368

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$49,976	$74,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	14,088	13,165
Depreciation of leased equipment	28,557	24,933
Compensation expense for restricted stock awards	5,436	3,013
Compensation expense for stock option grants	1,157	847
Net (gain) loss on sales of premises and equipment and leased equipment	(1,612)	(192)
Amortization of other intangibles	3,884	4,595
Provision for credit losses	2,309	(2,804)
Deferred income tax expense	22,192	13,067
Amortization of premiums and discounts on investment securities, net	33,661	35,364
Accretion of premiums and discounts on loans, net	(8,350)	(5,462)
Accretion of FDIC indemnification asset	(92)	(307)
Net loss (gain) on investment securities	3,016	(14)
Proceeds from sale of loans held for sale	873,877	74,395
Origination of loans held for sale	(745,677)	(66,667)
Net gain on sale of loans held for sale	(7,285)	(1,322)
Change in fair value of mortgage servicing rights	(7,517)	—
Net gain on sales of other real estate owned	(835)	(977)
Fair value adjustments on other real estate owned	2,509	(80)
Net (gain) loss on sales of other real estate owned related to FDIC-assisted transactions	473	163
Increase in cash surrender value of life insurance	(2,516)	(2,537)
Decrease in other assets, net	61,370	30,976
Decrease in other liabilities, net	(46,942)	(68,428)
Net cash provided by operating activities	281,679	126,327
Cash Flows From Investing Activities
Decrease (increase) in federal funds sold	42,950	(47,500)
Proceeds from sales of investment securities available for sale	463,306	989
Proceeds from maturities and calls of investment securities available for sale	195,219	415,780
Purchases of investment securities available for sale	(204,274)	(364,550)
Proceeds from maturities and calls of investment securities held to maturity	28,338	5,079
Purchases of investment securities held to maturity	(116,973)	(55,409)
Purchases of non-marketable securities - FHLB and FRB stock	(15)	—
Redemption of non-marketable securities - FHLB and FRB stock	26,483	4,515
Net decrease in loans	255,979	170,586
Purchases in mortgage servicing rights	(489)	—
Purchases of premises and equipment	(15,925)	(11,342)
Purchases of leased equipment	(30,440)	(18,359)
Proceeds from sales of leased equipment	7,499	6,672
Capital improvements on other real estate owned	—	(53)
Proceeds from sale of other real estate owned	8,390	12,791
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	11,022	7,535
Principal paid on lease investments	—	(1,127)
Life insurance death benefit	—	2,083
Net cash acquired in business acquisition	34,174	—
Net proceeds from FDIC related covered assets	(189)	11,347
Net cash provided by investing activities	705,055	139,037
Cash Flows From Financing Activities
Net decrease in deposits	(95,924)	(244,011)
Net (decrease) increase in short-term borrowings	(862,029)	19,998
Proceeds from long-term borrowings	23,940	5,457
Principal paid on long-term borrowings	(8,830)	(59,079)
Redemption of junior subordinated notes issued to capital trusts	(45,369)	—
Treasury stock transactions, net	(2,633)	(1,653)
Stock options exercised	902	1,014
Excess tax expense (benefits) from share-based payment arrangements	316	(402)
Dividends paid on common stock	(23,770)	(17,514)
Net cash used in financing activities	(1,013,397)	(296,190)
Net decrease in cash and cash equivalents	$(26,663)	$(30,826)
Cash and cash equivalents:
Beginning of period	473,459	287,543
End of period	$446,796	$256,717

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in Thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$15,911	$20,913
Net income tax payments, net	17,300	35,141
Supplemental Schedule of Noncash Investing Activities:
Investment securities available for sale purchased not settled	$—	$1,797
Transfer of investment securities available for sale to investment securities held to maturity	—	656,617
Transfer of investment securities held to maturity to investment securities available for sale	273,471	—
Loans transferred to other real estate owned	872	6,060
Loans transferred to other real estate owned related to FDIC-assisted transactions	13,179	11,580
Loans transferred to repossessed vehicles	609	606
Operating leases rewritten as direct finance leases included as loans	4,696	6,541
Supplemental Schedule of Noncash Investing Activities From Acquisitions:
Noncash assets acquired:
Investment securities available for sale	$826,691	$—
Investment securities held to maturity	22,599	—
Non-marketable securities - FHLB and FRB stock	50,620	—
Loans held for sale	670,671	—
Loans	3,539,304	—
Lease investments	11,885	—
Premises and equipment	20,201	—
Goodwill	275,577	—
Core deposit intangible	25,000	—
Mortgage servicing rights	232,439	—
Other real estate owned	5,082	—
Other assets	113,266	—
Total noncash assets acquired	$5,793,335	$—
Liabilities assumed:
Deposits	$3,953,213	$—
Short-term borrowings	1,035,800	—
Junior subordinated notes issued to capital trusts	80,843	—
Other liabilities	123,103	—
Total liabilities assumed	$5,192,959	$—

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

 These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.
These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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

ASC Topic 323 “Investments - Equity Method and Joint Ventures.” New authoritative accounting guidance under ASC Topic 323, “Investments - Equity Method and Joint Ventures” amended prior guidance to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the statement of operation as a component of income tax expense. The new authoritative guidance will be effective for reporting periods after January 1, 2015 and is not expected to have a significant impact impact on the Company's statements of operations or financial condition.

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

ASC Topic 860 “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing” amended prior guidance to change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and to require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The new authoritative guidance also requires disclosures for a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The new authoritative guidance will be effective for reporting periods after January 1, 2015, and the Company is assessing the impact on the statements of operations and financial condition.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Distributed earnings allocated to common stock	$10,545	$6,636	$23,877	$17,653
Undistributed (loss) earnings	(3,644)	17,764	26,099	56,946
Net income	6,901	24,400	49,976	74,599
Less: preferred stock dividends and discount accretion	2,000	—	2,000	—
Net income available to common stockholders	4,901	24,400	47,976	74,599
Less: earnings allocated to participating securities	—	1	1	2
Earnings allocated to common stockholders	$4,901	$24,399	$47,975	$74,597
Weighted average shares outstanding for basic earnings per common share	63,972,902	54,565,089	57,795,094	54,471,541
Dilutive effect of equity awards	485,076	565,564	546,833	440,811
Weighted average shares outstanding for diluted earnings per common share	64,457,978	55,130,653	58,341,927	54,912,352
Basic earnings per common share	$0.08	$0.45	$0.83	$1.37
Diluted earnings per common share	0.08	0.44	0.82	1.36

Note 4.	Business Combination

On August 18, 2014, the Company acquired Taylor Capital Group, Inc. (“Taylor Capital”), a bank holding company and the parent company of Cole Taylor Bank, a commercial bank headquartered in Chicago, through the merger (the “Merger”) of Taylor Capital with and into the Company, followed immediately by the merger of Cole Taylor Bank with and into MB Financial Bank. This transaction solidifies the Company's market position in Chicago and diversifies its revenue streams. At the effective time of the Merger (the “Effective Time”), each share of the common stock of Taylor Capital and each share of nonvoting convertible preferred stock of Taylor Capital converted into the right to receive (1) 0.64318 of a share of the common stock of the Company, and (2) $4.08 in cash. All “in-the-money” Taylor Capital stock options and warrants outstanding immediately prior to the Effective Time were canceled in exchange for the right to receive a cash payment as provided in the merger agreement, as were the outstanding unvested restricted stock awards of Taylor Capital; however, the cash consideration payable for such restricted stock awards will remain subject to vesting or other lapse restrictions. Each share of Taylor Capital’s perpetual non-cumulative preferred stock, Series A, converted into the right to receive one share of the Company’s perpetual non-cumulative preferred stock, Series A.

The Company issued approximately 19.6 million shares of common stock and paid approximately $120.5 million in cash in the Merger. For the “in-the-money” Taylor Capital stock options and warrants, the Company paid in the aggregate approximately $4.4 million in cash. For the outstanding unvested Taylor Capital restricted stock awards, the Company will pay or has paid in the aggregate up to approximately $3.7 million in cash, as and to the extent such awards vest. The $120.5 million cash consideration includes payments for the Taylor Capital stock options, warrants and restricted stock awards.

This business combination was accounted for under the acquisition method of accounting.  Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition.  Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values.  The excess cost over fair value of net assets acquired is recorded as goodwill.  In the event that the fair value of net assets acquired exceeds the cost, the Company will record a gain on the acquisition. As the consideration paid for Taylor Capital exceeded the net assets acquired, goodwill of $275.6 million was recorded on the acquisition. Goodwill will be allocated to our operating segments upon further analysis. Goodwill recorded in the transaction, which reflects the increased Chicago market share and related synergies expected from the combined operations, is not tax deductible. The amounts recognized in the financial statements for the business combination have been determined only provisionally as of the third quarter of 2014.

Estimated fair values of the assets acquired and liabilities assumed in the Taylor Capital transaction, as of the closing date of the transaction were as follows (in thousands):

August 18,
2014
ASSETS
Cash and cash equivalents	$154,684
Investment securities available for sale	826,691
Investment securities held to maturity	22,599
Non-marketable securities - FRB and FHLB Stock	50,620
Loans held for sale	670,671
Loans	3,539,304
Leases investments, net	11,885
Premises and equipment	20,201
Goodwill	275,577
Core deposit intangible	25,000
Mortgage servicing rights	232,439
Other real estate owned	5,082
Other assets	113,266
Total assets	$5,948,019
LIABILITIES
Deposits	$3,953,213
Short-term borrowings	1,035,800
Junior subordinated notes issued to capital trusts	80,843
Accrued expenses and other liabilities	123,103
Total liabilities	$5,192,959
Series A preferred stock at $28.82 per share at August 15, 2014	$115,280
Total identifiable net assets less Series A preferred stock	$639,780

Consideration excluding Series A preferred stock:
Market value of common stock at $26.49 per share at August 15, 2014 (19,602,482 shares of common stock issued)	$519,270
Cash paid, net	120,510
Total fair value of consideration, excluding Series A preferred stock	$639,780

The Company's Series A preferred stock was valued based upon the closing price of Taylor Capital's Series A preferred stock on August 15, 2014, the last trading day before the merger date.

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

•	Non-impaired loans (typically performing substandard loans) are accounted for in accordance with ASC 310-30 if they display at least some level of credit deterioration since origination.

•	Impaired loans (typically substandard loans on non-accrual status) are accounted for in accordance with ASC 310-30 as they display significant credit deterioration since origination.

For pass rated loans (non-purchased credit-impaired loans), the difference between the estimated fair value of the loans (computed on a loan by loan basis) and the principal outstanding is accreted over the remaining life of the loans. We anticipate recording a provision for the acquired portfolio in future quarters related to renewing Taylor Capital loans which will largely offset the accretion from the pass rated loans.

In accordance with ASC 310-30, for both purchased non-impaired loans and purchased impaired loans ("PCI loans"), the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

The following table presents the acquired loans as of the acquisition date (in thousands):

	PCI Loans	Non-PCI Loans
Contractually required principal and interest payments	$217,415	$3,696,399
Contractually required interest payments not expected to be collected due to estimated prepayments	—	(264,030)
Nonaccretable difference	(30,042)	—
Cash flows expected to be collected	187,373	3,432,369
Accretable difference	(3,252)	(77,186)
Fair value of acquired loans	$184,121	$3,355,183

The Company recorded $27.2 million and $28.3 million in pre-tax merger related expenses for the three and nine months ended September 30, 2014, respectively, including professional and legal fees of $6.4 million and $6.9 million, respectively, to directly consummate the merger. The remainder of expenses primarily relate to retention and severance compensation costs and service contract termination costs. The data processing systems converted in September 2014.

The following table provides the unaudited pro forma information for the results of operations for the three and nine months ended September 30, 2014 and 2013, as if the acquisition had occurred January 1, 2013. The pro forma results combine the historical results of Taylor Capital into the Company's consolidated statement of income including the impact of certain purchase accounting adjustments including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1 of each year. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. The merger related expenses that have been recognized are included in net income in the table below.

	Pro Forma
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
(in thousands)
Total revenues (net interest income plus non-interest income)	$193,507	$193,363	$571,289	$590,254
Net income	7,689	43,279	75,697	135,771

The pro forma information above excludes the impact of any provision recorded related to renewing Taylor Capital loans. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as Taylor Capital was merged into the Company and separate financial information is not readily available.

Note 5.	Investment Securities

Amortized cost and fair value of investment securities were as follows as of the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
Available for Sale
U.S. Government sponsored agencies and enterprises	$64,809	$1,299	$(279)	$65,829
States and political subdivisions	391,900	17,330	(197)	409,033
Residential mortgage-backed securities	795,554	8,528	(2,142)	801,940
Commercial mortgage-backed securities	204,076	1,457	(1,371)	204,162
Corporate bonds	265,720	3,204	(1,685)	267,239
Equity securities	10,470	—	(23)	10,447
Total Available for Sale	1,732,529	31,818	(5,697)	1,758,650
Held to Maturity
States and political subdivisions	760,674	27,774	(351)	788,097
Residential mortgage-backed securities	244,675	12,745	—	257,420
Total Held to Maturity	1,005,349	40,519	(351)	1,045,517
Total	$2,737,878	$72,337	$(6,048)	$2,804,167
December 31, 2013
Available for Sale
U.S. Government sponsored agencies and enterprises	$50,486	$1,704	$(122)	$52,068
States and political subdivisions	19,398	22	(277)	19,143
Residential mortgage-backed securities	696,415	8,555	(3,737)	701,233
Commercial mortgage-backed securities	50,891	2,050	—	52,941
Corporate bonds	284,083	1,597	(2,610)	283,070
Equity securities	10,649	—	(192)	10,457
Total Available for Sale	1,111,922	13,928	(6,938)	1,118,912
Held to Maturity
States and political subdivisions	932,955	7,584	(4,366)	936,173
Residential mortgage-backed securities	249,578	13,178	—	262,756
Total Held to Maturity	1,182,533	20,762	(4,366)	1,198,929
Total	$2,294,455	$34,690	$(11,304)	$2,317,841

The Company has no direct exposure to the State of Illinois, but approximately 27% of the state and political subdivisions portfolio consisted of securities issued by municipalities located in Illinois as of September 30, 2014. Approximately 92% of such securities were general obligation issues as of September 30, 2014.

During the third quarter of 2014, the Company repositioned its balance sheet subsequent to the Taylor Capital merger and sold certain longer-term and lower-coupon investment securities with an approximate carrying amount of $451.6 million. These investment security sales shortened the overall duration of the investment securities portfolio to pre-merger levels. Also as a part of the balance sheet repositioning, securities of states and political subdivisions with an approximate fair value of $291.2 million were transferred from held to maturity to available for sale during the third quarter of 2014. As a result of the repositioning, the Company recognized a net loss of $3.2 million for the three months ended September 30, 2014.

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at September 30, 2014 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government sponsored agencies and enterprises	$14,631	$(279)	$—	$—	$14,631	$(279)
States and political subdivisions	45,023	(128)	3,556	(69)	48,579	(197)
Residential mortgage-backed securities	325,538	(1,815)	24,935	(327)	350,473	(2,142)
Commercial mortgage-backed securities	154,928	(1,371)	—	—	154,928	(1,371)
Corporate bonds	36,654	(207)	9,875	(1,478)	46,529	(1,685)
Equity securities	10,447	(23)	—	—	10,447	(23)
Total Available for Sale	587,221	(3,823)	38,366	(1,874)	625,587	(5,697)
Held to Maturity
States and political subdivisions	22,618	(29)	14,756	(322)	37,374	(351)
Total	$609,839	$(3,852)	$53,122	$(2,196)	$662,961	$(6,048)

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at December 31, 2013 were as follows (in thousands):

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

The total number of security positions in the investment portfolio in an unrealized loss position at September 30, 2014 was 236 compared to 345 at December 31, 2013. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether or not the Company is more likely than not to sell the security before recovery of its cost basis.

As of September 30, 2014, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2014, management believes the impairments detailed in the table above are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

Net (losses) gains recognized on investment securities available for sale were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Realized gains	$921	$1	$1,246	$15
Realized losses	(4,167)	—	(4,170)	(1)
Impairment charges	—	—	(92)	—
Net (losses) gains	$(3,246)	$1	$(3,016)	$14

The amortized cost and fair value of investment securities as of September 30, 2014 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$5,586	$5,622
Due after one year through five years	319,903	322,775
Due after five years through ten years	38,026	38,347
Due after ten years	358,914	375,357
Equity securities	10,470	10,447
Residential and commercial mortgage-backed securities	999,630	1,006,102
	1,732,529	1,758,650
Held to maturity:
Due in one year or less	25,437	25,476
Due after one year through five years	252,723	255,282
Due after five years through ten years	106,997	110,693
Due after ten years	375,517	396,646
Residential mortgage-backed securities	244,675	257,420
	1,005,349	1,045,517
Total	$2,737,878	$2,804,167

Investment securities with carrying amounts of $1.6 billion and $1.2 billion at September 30, 2014 and December 31, 2013, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $1.1 billion and $908.4 million were required to be pledged at September 30, 2014 and December 31, 2013, respectively. Of those pledged, the Company had investment securities pledged as collateral for advances from the Federal Home Loan Bank of $257.1 million and $29.0 million at September 30, 2014 and December 31, 2013, respectively.

Note 6.	Loans

Loans consist of the following at (in thousands):

	September 30, 2014	December 31, 2013
Commercial loans	$3,078,590	$1,281,377
Commercial loans collateralized by assignment of lease payments	1,631,660	1,494,188
Commercial real estate	2,646,895	1,647,700
Residential real estate	516,873	314,440
Construction real estate	230,999	141,253
Indirect vehicle	273,038	262,632
Home equity	262,977	268,289
Other consumer loans	69,028	66,952
Gross loans, excluding purchased credit-impaired and covered loans	8,710,060	5,476,831
Purchased credit-impaired including covered loans	272,957	235,720
Total loans	$8,983,017	$5,712,551

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

The Company's extension of credit is governed by its Credit Risk Policy which was established to control the quality of the Company's loans. This policy is reviewed and approved by the Company's Board of Directors on a regular basis.

Commercial Loans. Commercial credit is extended primarily to middle market customers. Such credits are typically comprised of working capital loans, loans for physical asset expansion, asset acquisition loans and other business loans. Loans to closely held businesses will generally be guaranteed in full or for a significant amount by the businesses' principal owners. Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for all commercial loan types. Asset-based loans, also included in commercial loans, are made to businesses with the primary source of repayment derived from payments on the related assets securing the loan. Collateral for these loans may include accounts receivable, inventory and equipment, and is monitored regularly to ensure ongoing sufficiency of collateral coverage and quality. The primary risk for these loans is a significant decline in collateral values due to general market conditions. Loan terms that mitigate these risks include typical industry amortization schedules, percentage of collateral coverage, maintenance of cash collateral accounts and regular asset monitoring. Because of the national scope of our asset-based lending, the risk of these loans is also diversified by geography.

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

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  As of September 30, 2014 and December 31, 2013, the Company had $1.7 billion and $835.1 million, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances and third party letters of credit, while only $760.5 million and $518.4 million were required to be pledged at September 30, 2014 and December 31, 2013, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2014 and December 31, 2013 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
September 30, 2014
Commercial	$3,071,130	$5,804	$653	$1,003	$7,460	$3,078,590
Commercial collateralized by assignment of lease payments	1,621,904	2,102	5,506	2,148	9,756	1,631,660
Commercial real estate
Healthcare	347,189	—	—	—	—	347,189
Industrial	345,865	123	—	8,018	8,141	354,006
Multifamily	416,171	386	298	1,192	1,876	418,047
Retail	432,324	2,762	—	3,484	6,246	438,570
Office	274,508	383	—	2,717	3,100	277,608
Other	806,688	971	324	3,492	4,787	811,475
Residential real estate	502,516	4,119	2,648	7,590	14,357	516,873
Construction real estate	230,662	—	—	337	337	230,999
Indirect vehicle	270,179	1,673	879	307	2,859	273,038
Home equity	251,397	2,158	1,335	8,087	11,580	262,977
Other consumer	69,009	14	2	3	19	69,028
Gross loans, excluding purchased credit-impaired and covered loans	8,639,542	20,495	11,645	38,378	70,518	8,710,060
Purchased credit-impaired including covered loans	166,364	3,909	2,464	100,220	106,593	272,957
Total loans	$8,805,906	$24,404	$14,109	$138,598	$177,111	$8,983,017
Non-performing loan aging	$55,649	$5,716	$1,354	$37,542	$44,612	$100,261
December 31, 2013
Commercial	$1,273,302	$5,952	$626	$1,497	$8,075	$1,281,377
Commercial collateralized by assignment of lease payments	1,489,391	3,841	656	300	4,797	1,494,188
Commercial real estate
Healthcare	213,665	—	—	3,064	3,064	216,729
Industrial	372,975	5,465	—	1,404	6,869	379,844
Multifamily	302,456	3,078	181	2,226	5,485	307,941
Retail	334,198	328	2,816	7,258	10,402	344,600
Office	155,936	—	—	2,066	2,066	158,002
Other	233,464	4,898	259	1,963	7,120	240,584
Residential real estate	302,362	1,422	1,030	9,626	12,078	314,440
Construction real estate	138,563	391	—	2,299	2,690	141,253
Indirect vehicle	259,488	2,210	657	277	3,144	262,632
Home equity	257,219	1,725	2,165	7,180	11,070	268,289
Other consumer	66,866	81	1	4	86	66,952
Gross loans, excluding covered loans	5,399,885	29,391	8,391	39,164	76,946	5,476,831
Covered loans	135,717	902	3,346	95,755	100,003	235,720
Total loans	$5,535,602	$30,293	$11,737	$134,919	$176,949	$5,712,551
Non-performing loan aging	$56,339	$14,325	$3,283	$32,614	$50,222	$106,561

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans, excluding purchased credit-impaired and covered loans, as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$18,711	$134	$17,781	$—
Commercial collateralized by assignment of lease payments	2,402	1,738	4,276	291
Commercial real estate:
Healthcare	—	—	3,064	—
Industrial	11,029	240	15,265	155
Multifamily	6,968	—	5,145	—
Office	5,433	—	11,703	—
Retail	3,493	—	2,969	—
Other	15,100	569	19,991	—
Residential real estate	16,815	—	13,009	—
Construction real estate	337	—	475	—
Indirect vehicle	1,652	—	1,459	—
Home equity	15,635	—	10,969	—
Other consumer	5	—	9	—
Total	$97,580	$2,681	$106,115	$446

The increase in non-performing residential real estate loans relates to a group of restructured loans that are less than 90 days past due that are now reported as non-performing.

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

Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics. The following tables present the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit-impaired and covered loans, as of September 30, 2014 and December 31, 2013 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2014
Commercial	$2,887,706	$148,275	$42,609	$—	$3,078,590
Commercial collateralized by assignment of lease payments	1,626,794	51	4,815	—	1,631,660
Commercial real estate
Healthcare	347,189	—	—	—	347,189
Industrial	326,390	6,970	20,646	—	354,006
Multifamily	409,901	390	7,756	—	418,047
Retail	423,436	1,608	13,526	—	438,570
Office	266,644	2,573	8,391	—	277,608
Other	784,978	9,411	17,086	—	811,475
Construction real estate	224,884	5,778	337	—	230,999
Total	$7,297,922	$175,056	$115,166	$—	$7,588,144
December 31, 2013
Commercial	$1,193,114	$26,637	$61,000	$626	$1,281,377
Commercial collateralized by assignment of lease payments	1,486,899	553	6,736	—	1,494,188
Commercial real estate
Healthcare	189,705	21,186	2,774	3,064	216,729
Industrial	345,236	5,328	29,280	—	379,844
Multifamily	296,179	342	11,420	—	307,941
Retail	316,420	10,660	17,520	—	344,600
Office	151,393	2,682	3,927	—	158,002
Other	217,188	349	23,047	—	240,584
Construction real estate	139,847	540	866	—	141,253
Total	$4,335,981	$68,277	$156,570	$3,690	$4,564,518

Approximately $63.5 million and $80.7 million of the substandard and doubtful loans were non-performing as of September 30, 2014 and December 31, 2013, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity, excluding purchased credit-impaired and covered loans, as of September 30, 2014 and December 31, 2013 (in thousands):

	Performing	Non-performing	Total
September 30, 2014
Residential real estate	$500,058	$16,815	$516,873
Indirect vehicle	271,386	1,652	273,038
Home equity	247,342	15,635	262,977
Other consumer	69,023	5	69,028
Total	$1,087,809	$34,107	$1,121,916
December 31, 2013
Residential real estate	$301,431	$13,009	$314,440
Indirect vehicle	261,173	1,459	262,632
Home equity	257,320	10,969	268,289
Other consumer	66,943	9	66,952
Total	$886,867	$25,446	$912,313

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased credit-impaired and covered loans, as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014
					Three Months Ended		Nine Months Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$14,719	$14,130	$589	$—	$14,936	$—	$10,542	$—
Commercial collateralized by assignment of lease payments	1,857	1,857	—	—	2,026	31	2,542	81
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	11,505	8,388	3,117	—	8,844	—	8,407	—
Multifamily	2,409	2,409	—	—	2,492	7	1,963	45
Retail	3,950	2,730	1,220	—	2,193	—	4,353	—
Office	2,339	1,546	793	—	1,580	—	1,507	—
Other	14,190	14,149	41	—	14,978	—	6,506	—
Residential real estate	1,941	1,941	—	—	1,899	—	3,023	—
Construction real estate	—	—	—	—	—	—	45	—
Indirect vehicle	—	—	—	—	—	—	—	—
Home equity	577	577	—	—	577	—	824	—
Other consumer	—	—	—	—	—	—	—	—
With an allowance recorded:
Commercial	4,720	4,720	—	2,250	5,353	—	16,266	—
Commercial collateralized by assignment of lease payments	4,354	4,354	—	238	3,725	58	1,772	82
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	3,047	3,042	5	333	3,140	—	6,482	—
Multifamily	6,644	5,673	971	1,311	6,335	18	6,467	123
Retail	10,181	7,797	2,384	690	8,637	—	8,232	—
Office	2,298	1,946	352	576	2,186	—	2,532	—
Other	1,482	1,397	85	243	1,674	4	10,135	12
Residential real estate	16,361	13,870	2,491	3,196	14,646	—	14,549	—
Construction real estate	2,707	337	2,370	161	431	—	463	—
Indirect vehicle	336	212	124	27	391	—	336	—
Home equity	26,592	24,985	1,607	1,690	25,771	—	25,346	—
Other consumer	—	—	—	—	—	—	—	—
Total	$132,209	$116,060	$16,149	$10,715	$121,814	$118	$132,292	$343

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$8,903	$8,903	$—	$—	$8,259	$—
Commercial collateralized by assignment of lease payments	3,401	3,401	—	—	1,030	6
Commercial real estate:
Healthcare	—	—	—	—	2,698	—
Industrial	7,560	7,560	—	—	8,900	—
Multifamily	1,166	1,166	—	—	758	11
Retail	4,466	4,466	—	—	3,628	—
Office	559	527	32	—	922	—
Other	2,963	2,963	—	—	4,380	—
Residential real estate	4,234	4,234	—	—	3,260	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	577	577	—	—	797	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	8,923	8,919	4	4,284	13,476	4
Commercial collateralized by assignment of lease payments	1,060	1,060	—	144	1,279	192
Commercial real estate:
Healthcare	3,186	3,064	122	382	8,189	—
Industrial	7,707	7,705	2	3,038	3,699	—
Multifamily	5,374	5,374	—	1,661	6,443	340
Retail	14,169	12,428	1,741	1,511	12,885	280
Office	2,442	2,442	—	791	4,045	—
Other	20,367	17,029	3,338	796	12,868	20
Residential real estate	13,496	12,710	786	3,119	12,966	245
Construction real estate	475	475	—	227	1,603	—
Indirect vehicle	173	123	50	57	86	—
Home equity	23,840	23,395	445	1,358	24,283	772
Other consumer	—	—	—	—	—	—
Total	$135,041	$128,521	$6,520	$17,368	$136,454	$1,870

Impaired loans included accruing restructured loans of $16.9 million and $29.4 million that have been modified and are performing in accordance with those modified terms as of September 30, 2014 and December 31, 2013, respectively.  In addition, impaired loans included $22.4 million and $25.0 million of non-performing, restructured loans as of September 30, 2014 and December 31, 2013, respectively.

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

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or non-performing) through the calendar year of the restructuring that the historical payment performance has been established. As of September 30, 2014 and December 31, 2013, there was approximately $1.1 million in recorded investment in relation to one A/B structure.

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

The following table presents loans that have been restructured during the three months ended September 30, 2014 (dollars in thousands):

	September 30, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Non-Performing:
Residential real estate	2	$411	$411	$246
Indirect vehicle	15	95	95	38
Home equity	6	604	604	104
Total	23	$1,110	$1,110	$388

The following table presents loans that have been restructured during the nine months ended September 30, 2014 (dollars in thousands):

	September 30, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Indirect vehicle	1	$5	$5	$—
Home equity	6	1,883	1,883	—
Total	7	$1,888	$1,888	$—
Non-Performing:
Commercial	1	$263	$263	$85
Commercial real estate:
Multifamily	1	158	158	40
Residential real estate	6	1,850	1,850	246
Indirect vehicle	44	262	262	65
Home equity	13	1,667	1,667	104
Total	65	$4,200	$4,200	$540

The following table presents loans that have been restructured during the three months ended September 30, 2013 (dollars in thousands):

	September 30, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Residential real estate	1	$95	$95	$—
Home equity	1	19	19	—
Total	2	$114	$114	$—
Non-Performing:
Commercial real estate:
Healthcare	1	$3,164	$3,164	$496
Multifamily	1	436	436	119
Retail	1	205	205	56
Residential real estate	1	394	394	—
Indirect vehicle	17	113	89	24
Home equity	5	397	397	—
Total	26	$4,709	$4,685	$695

The following table presents loans that have been restructured during the nine months ended September 30, 2013 (dollars in thousands):

	September 30, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Multifamily	1	$601	$601	$—
Residential real estate	5	854	854	—
Home equity	7	723	723	—
Total	13	$2,178	$2,178	$—
Non-Performing:
Commercial	2	$1,251	$1,251	$673
Commercial real estate:
Healthcare	1	3,164	3,164	496
Industrial	4	2,570	2,570	1,425
Multifamily	2	623	623	169
Retail	3	862	862	235
Other	1	84	84	23
Residential real estate	6	1,149	1,149	—
Indirect vehicle	20	127	103	24
Home equity	25	3,333	3,333	—
Total	64	$13,163	$13,139	$3,045

Of the troubled debt restructurings entered into during the past twelve months, none subsequently defaulted during the nine months ended September 30, 2014.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post restructuring or are placed on non-accrual status.

The following tables present the troubled debt restructurings activity during the nine months ended September 30, 2014 (in thousands):

	Performing	Non-performing
Beginning balance	$29,430	$24,952
Additions	1,888	4,200
Charge-offs	(368)	(2,147)
Principal payments, net	(2,436)	(3,829)
Removals	(8,573)	(3,572)
Transfer to other real estate owned	—	(221)
Transfer from/to performing	6,292	9,356
Transfer from/to non-performing	(9,356)	(6,292)
Ending balance	$16,877	$22,447

Approximately $6.3 million of non-performing troubled debt restructurings were transferred to performing status. A majority of these loans were identified as non-performing troubled debt restructurings during the first half of 2013 and have performed in accordance with the modified terms. The loans continue to be reported as performing troubled debt restructurings. The loans transferred to non-performing in the table above were restructured in 2011 and 2012. Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured during the nine months ended September 30, 2014 (in thousands):

	September 30, 2014

	Extended	Extended
	Maturity,	Maturity and	Delay in
	Amortization	Delay in Payments	Payments or
	and Reduction	or Reduction of	Reduction of
	of Interest Rate	Interest Rate	Interest Rate	Total
Commercial	$—	$263	$—	$263
Commercial real estate:
Multifamily	—	158	—	158
Residential real estate	411	1,269	170	1,850
Indirect vehicle	—	—	267	267
Home equity	1,793	1,210	547	3,550
Total	$2,204	$2,900	$984	$6,088

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014 and 2013 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
September 30, 2014
Allowance for credit losses:
Three Months Ended
Beginning balance	$23,154	$9,425	$43,933	$7,495	$4,613	$1,727	$8,281	$2,282	$2,995	$103,905
Allowance for unfunded credit commitments acquired through business combination	—	—	—	—	—	—	—	—	1,261	1,261
Utilization of allowance for unfunded credit commitments	—	—	—	—	—	—	—	—	(637)	(637)
Charge-offs	606	—	1,027	740	5	1,043	566	497	—	4,484
Recoveries	564	425	2,227	4	25	402	46	65	—	3,758
Provision	2,181	(484)	(4,193)	534	2,174	643	1,836	(65)	483	3,109
Ending balance	$25,293	$9,366	$40,940	$7,293	$6,807	$1,729	$9,597	$1,785	$4,102	$106,912

Nine Months Ended
Beginning balance	$23,461	$9,159	$51,628	$8,872	$6,856	$1,662	$8,478	$1,630	$1,716	$113,462
Allowance for unfunded credit commitments acquired through business combination	—	—	—	—	—	—	—	—	1,261	1,261
Utilization of allowance for unfunded credit commitments	—	—	—	—	—	—	—	—	(637)	(637)
Charge-offs	1,142	40	9,910	1,438	75	2,546	2,002	1,582	—	18,735
Recoveries	2,888	555	3,279	529	201	1,283	306	211	—	9,252
Provision	86	(308)	(4,057)	(670)	(175)	1,330	2,815	1,526	1,762	2,309
Ending balance	$25,293	$9,366	$40,940	$7,293	$6,807	$1,729	$9,597	$1,785	$4,102	$106,912
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,250	$238	$3,153	$3,196	$161	$27	$1,690	$—	$1,316	$12,031
Collectively evaluated for impairment	22,433	9,128	37,156	4,097	6,641	1,702	7,907	1,785	2,786	93,635
Acquired and accounted for under ASC 310-30 (1)	610	—	631	—	5	—	—	—	—	1,246
Total ending allowance balance	$25,293	$9,366	$40,940	$7,293	$6,807	$1,729	$9,597	$1,785	$4,102	$106,912
Loans:
Individually evaluated for impairment	$18,850	$6,211	$49,077	$15,811	$337	$212	$25,562	$—	$—	$116,060
Collectively evaluated for impairment	3,059,740	1,625,449	2,597,818	501,062	230,662	272,826	237,415	69,028	—	8,594,000
Acquired and accounted for under ASC 310-30 (1)	112,066	—	110,357	3,362	24,274	—	115	22,783	—	272,957
Total ending loans balance	$3,190,656	$1,631,660	$2,757,252	$520,235	$255,273	$273,038	$263,092	$91,811	$—	$8,983,017

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
September 30, 2013
Allowance for credit losses:
Three Months Ended
Beginning balance	$27,277	$8,529	$60,014	$8,121	$8,695	$1,537	$8,206	$1,306	$1,812	$125,497
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	—	—	—	—	—	—
Charge-offs	1,686	—	1,236	713	26	572	437	485	—	5,155
Recoveries	579	—	966	48	420	372	228	74	—	2,687
Provision	(45)	721	(3,983)	347	(735)	293	(152)	368	(118)	(3,304)
Ending balance	$26,125	$9,250	$55,761	$7,803	$8,354	$1,630	$7,845	$1,263	$1,694	$119,725

Nine Months Ended
Beginning balance	$24,943	$7,755	$61,056	$6,941	$11,222	$1,324	$9,401	$1,562	$4,075	$128,279
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	500	—	—	—	(500)	—
Charge-offs	3,030	—	5,131	2,074	855	1,930	2,547	1,501	—	17,068
Recoveries	1,808	1,131	5,353	461	827	1,111	442	185	—	11,318
Provision	2,404	364	(5,517)	2,475	(3,340)	1,125	549	1,017	(1,881)	(2,804)
Ending balance	$26,125	$9,250	$55,761	$7,803	$8,354	$1,630	$7,845	$1,263	$1,694	$119,725
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,389	$285	$7,464	$3,033	$240	$—	$781	$—	$657	$16,849
Collectively evaluated for impairment	20,871	8,965	46,412	4,663	8,114	1,630	7,064	1,263	1,037	100,019
Acquired and accounted for under ASC 310-30 (1)	865	—	1,885	107	—	—	—	—	—	2,857
Total ending allowance balance	$26,125	$9,250	$55,761	$7,803	$8,354	$1,630	$7,845	$1,263	$1,694	$119,725

Loans:
Individually evaluated for impairment	$19,836	$2,330	$60,600	$15,851	$1,622	$106	$23,278	$—	$—	$123,623
Collectively evaluated for impairment	1,134,376	1,466,484	1,577,768	291,699	134,524	257,634	251,206	57,418	—	5,171,109
Acquired and accounted for under ASC 310-30 (1)	35,649	—	159,799	5,982	61,446	—	110	29,014	—	292,000
Total ending loans balance	$1,189,861	$1,468,814	$1,798,167	$313,532	$197,592	$257,740	$274,594	$86,432	$—	$5,586,732

(1)  Loans acquired in business combinations and accounted for under ASC Subtopic 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

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

•	Non-impaired loans (typically performing substandard loans) are accounted for in accordance with ASC 310-30 if they display at least some level of credit deterioration since origination.

•	Impaired loans (typically substandard loans on non-accrual status) are accounted for in accordance with ASC 310-30 as they display significant credit deterioration since origination.

For pass rated loans (non-purchased credit-impaired loans), the difference between the estimated fair value of the loans (computed on a loan by loan basis) and the principal outstanding is accreted over the remaining life of the loans. We anticipate recording a provision for the acquired portfolio in future quarters related to renewing Taylor loans which will largely offset the accretion from the pass rated loans.

In accordance with ASC 310-30, for both purchased non-impaired loans and purchased impaired loans ("PCI loans"), the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-

accretable difference. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

Substantially all of the loans acquired in transactions with the FDIC displayed at least some level of credit deterioration and as such are included as non-impaired and impaired loans as described immediately above.

During the nine months ended September 30, 2014 there was a negative provision for credit losses of $904 thousand and net charge-offs of $83 thousand, in relation to 16 pools of purchased loans with a total carrying amount of $94.8 million as of September 30, 2014. There was $1.2 million and $2.2 million in allowance for loan losses related to these purchased loans at September 30, 2014 and December 31, 2013, respectively.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance at beginning of period	$1,218	$6,360	$2,337	$5,685
Purchases	3,252	—	3,252	—
Accretion	2,372	(2,427)	679	(2,859)
Other	931	—	1,505	1,107
Balance at end of period	$7,773	$3,933	$7,773	$3,933

An interest recovery was recognized in the third quarter of 2014 on a covered loan.

In our FDIC-assisted transactions, the fair value of purchased impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral. The fair value of loans that were non-impaired was determined based on estimates of losses on defaults and other market factors. Due to the loss-share agreements with the FDIC, we recorded a receivable (FDIC indemnification asset) from the FDIC equal to the present value of the corresponding reimbursement percentages on the estimated losses embedded in the loan portfolio.

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

In both scenarios, the clawback liability (the amount the FDIC requires us to pay back if certain thresholds are met) will increase or decrease accordingly.

For other loans acquired through a business combinations, the fair value of purchased impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral. The fair value of loans that were non-impaired was determined based on estimates of losses on defaults and other market factors.

The carrying amount of loans acquired through a business combination by loan type are as follows (in thousands):

September 30, 2014	Purchased Impaired Loans	Purchased Non-Impaired Loans	Total
Covered loans:
Commercial related (1)	$1,410	$2,255	$3,665
Commercial	827	1,308	2,135
Commercial real estate	32,857	23,531	56,388
Construction real estate	—	3,164	3,164
Other	1,655	22,240	23,895
Total covered loans	$36,749	$52,498	$89,247
Estimated (payable) receivable amount from the FDIC under the loss-share agreement (2)	$(2,892)	$4,866	$1,974
Non-covered loans:
Commercial related (3)	$4,856	$12,913	$17,769
Commercial loans	101,410	1,736,188	1,837,598
Commercial loans collateralized by assignment of lease payments	—	133,539	133,539
Commercial real estate	53,969	1,002,229	1,056,198
Construction real estate	21,110	161,115	182,225
Other	2,365	237,737	240,102
Total non-covered loans	$183,710	$3,283,721	$3,467,431

(1)	Covered commercial related loans include commercial, commercial real estate and construction real estate loans acquired in connection with the Benchmark FDIC-assisted transactions.

(2)	Estimated reimbursable amounts from the FDIC under the loss-share agreement exclude $231 thousand in amounts due to the FDIC related to covered other real estate owned.

(3)	Non-covered commercial related loans include commercial, commercial real estate and construction real estate for InBank and Heritage.

Outstanding balances on purchased loans from the FDIC were $114.0 million and $268.5 million as of September 30, 2014 and December 31, 2013, respectively.  The related carrying amount on loans purchased from the FDIC was $109.1 million and $256.4 million as of September 30, 2014 and December 31, 2013, respectively.

Effective April 1, 2014, the losses on commercial related loans (commercial, commercial real estate and construction real estate) acquired in connection with the Heritage FDIC-assisted transaction ceased being covered under the loss-share agreement for that transaction. The carrying amount of those loans was $3.9 million as of September 30, 2014. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to April 1, 2014 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreement) through March 31, 2017. The losses on consumer related loans acquired in connection with the Heritage FDIC-assisted transaction will continue to be covered under the loss-share agreement through March 31, 2019.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: banking, leasing and mortgage banking. No impairment losses were recognized during the three or nine months ended September 30, 2014 or 2013.   The carrying amount of goodwill was $698.9 million at September 30, 2014 and $423.4 million at December 31, 2013. The increase of $275.6 million in goodwill was due to the Taylor Capital merger.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately five years as of September 30, 2014. The Company recognized a $25.0 million core deposit intangible in the third quarter of 2014 due to the Taylor Capital merger

The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of September 30, 2014 (in thousands):

Nine Months Ended
September 30, 2014
Balance at beginning of period	$23,428
Amortization expense	(3,884)
Other intangibles from business combination	25,000
Balance at end of period	$44,544

Gross carrying amount	$79,368
Accumulated amortization	(34,824)
Net book value	$44,544

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2014	$2,114
2015	7,197
2016	6,162
2017	5,450
2018	4,874
Thereafter	18,747
$44,544

Note 8.	Deposits

The composition of deposits was as follows (in thousands):

	September 30,	December 31,
	2014	2013
Demand deposit accounts, noninterest bearing	$3,807,554	$2,375,863
NOW and money market accounts	4,197,166	2,682,419
Savings accounts	931,985	855,394
Certificates of deposit, $100,000 or more	1,544,267	827,413
Other certificates of deposit	757,576	640,170
Total	$11,238,548	$7,381,259

Certificates of deposit of $100,000 or more included $655.8 million and $224.2 million of brokered deposits at September 30, 2014 and December 31, 2013, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $100,000 or more.

Note 9.	Short-Term Borrowings

Short-term borrowings were as follows as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Weighted Average Cost	Amount	Weighted Average Cost	Amount
Customer repurchase agreements	0.21%	$248,150	0.20%	$193,389
Federal Home Loan Bank advances	0.07	350,000	0.17	300,000
Federal funds purchased	0.45	54,010	—	—
Line of credit	2.00	15,000	—	—
	0.20%	$667,160	0.18%	$493,389

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

The Company had a Federal Home Loan Bank fixed rate advance with a maturity date less than one year of $350.0 million and $300.0 million at September 30, 2014 and December 31, 2013, respectively. The $350.0 million advance at September 30, 2014 had a rate of 0.07% and matures in December 2014. The $300.0 million advance at December 31, 2013 matured early in the first quarter of 2014.  The Company has investment securities available for sale and loans pledged as collateral on this FHLB advance. See Note 5. Investment Securities and Note 6. Loans of the notes to the consolidated financial statements.

On March 9, 2012, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one month LIBOR + 1.85%. As of September 30, 2014, $15.0 million was outstanding. The line matured on September 8, 2014, was renewed and is scheduled to mature on September 7, 2015.

Note 10.	Long-term Borrowings

The Company had Federal Home Loan Bank advances with remaining contractual maturities greater than one year of $4.2 million at September 30, 2014 and $4.3 million at December 31, 2013. As of September 30, 2014, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87% and maturities ranging from April 2021 to April 2035. The Company has investment securities available for sale and loans pledged as collateral on this FHLB advance. See Note 5. Investment Securities and Note 6. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $32.8 million and $17.5 million at September 30, 2014 and December 31, 2013, respectively, which as of September 30, 2014, were accruing interest at rates ranging from 2.50% to 12.00%.  Lease investments includes equipment with an amortized cost of $28.3 million and $25.7 million at September 30, 2014 and December 31, 2013, respectively, that is pledged as collateral on these notes.

The Company had a $40.0 million 10-year structured repurchase agreement as of September 30, 2014 and December 31, 2013, which bears interest at a fixed rate borrowing of 4.75% and expires in 2016.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2014 (in thousands):

	Coal City Capital Trust I	MB Financial Capital Trust II	MB Financial Capital Trust III	MB Financial Capital Trust IV
Junior Subordinated Notes:
Principal balance	$25,774	$36,083	$10,310	$20,619
Annual interest rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	December 15, 2010	September 23, 2011	September 15, 2011
Trust Preferred Securities:
Face Value	$25,000	$35,000	$10,000	$20,000
Annual distribution rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial Capital Trust V	MB Financial Capital Trust VI	FOBB Statutory Trust III (2)	TAYC Capital Trust II (3)
Junior Subordinated Notes:
Principal balance	$30,928	$23,196	$5,155	$41,238
Annual interest rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	3-mo LIBOR + 2.80%	3-mo LIBOR + 2.68%
Stated maturity date	December 15, 2037	October 30, 2037	January 23, 2034	June 17, 2034
Call date	December 15, 2012	October 30, 2012	January 23, 2009	June 17, 2009
Trust Preferred Securities:
Face Value	$30,000	$22,500	$5,000	$40,000
Annual distribution rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	3-mo LIBOR + 2.80%	3-mo LIBOR + 2.68%
Issuance date	September 2007	October 2007	December 2003	June 2004
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

(1)	All distributions are cumulative and paid in cash.

(2)
FOBB Statutory Trust III was established by First Oak Brook Bancshares, Inc. (“FOBB”) prior to the Company's acquisition of FOBB, and the junior subordinated notes issued by FOBB to FOBB Statutory Trust III were assumed by the Company upon completion of the acquisition.

(3)
TAYC Capital Trust II was established by Taylor Capital prior to the Company's acquisition of Taylor Capital, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition.

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

On September 22, 2014, the Company redeemed the junior subordinated notes held by Taylor Capital Trust I and concurrently redeemed all of the issued and outstanding 9.75% TAYC Capital Trust I Preferred Securities. The aggregate liquidation amount of the trust preferred securities was $45.4 million. TAYC Capital Trust I was established by Taylor Capital prior to the Company's acquisition of Taylor Capital, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust I were assumed by the Company upon completion of the acquisition. As a result, a $1.9 million gain on early extinguishment of this debt was recognized in the third quarter of 2014.

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

At September 30, 2014 and December 31, 2013, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	September 30, 2014	December 31, 2013
Commitments to extend credit:
Home equity lines	$216,130	$208,581
Other commitments	2,714,127	1,214,391
Letters of credit:
Standby	130,057	69,556
Commercial	6,370	708

The increase in commitments was primarily due to the Taylor Capital merger.

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of September 30, 2014, the maximum remaining term for any standby letters of credit was September 30, 2030.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At September 30, 2014, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $66.2 million to $136.4 million from $70.3 million at December 31, 2013.  Of the $136.4 million in commitments outstanding at September 30, 2014, approximately $109.5 million of the letters of credit have been issued or renewed since December 31, 2013.

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

As of September 30, 2014, the Company had approximately $1.7 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of September 30, 2014, approximately 27% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of September 30, 2014. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located through the United States.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company’s consolidated financial statements.

On July 26, 2013, an action captioned James Sullivan v. Taylor Capital Group, Inc., et al., Case No. 2013-CH17751 (the “Sullivan Action”) was commenced against Taylor Capital, the board of directors of Taylor Capital (the “Taylor Capital Board”), and MB Financial (collectively, the “Defendants”) in the Circuit Court of Cook County, Illinois (the “Court”), alleging that the Taylor Capital Board breached its fiduciary duties in connection with the MB Financial/Taylor Capital merger (the “Merger”) and that MB Financial aided and abetted those breaches of fiduciary duty.  On August 8, 2013, a stockholder class action captioned Dennis Panozzo v. Taylor Capital Group, Inc., et. al., Case No. 2013-CH-18546 (the “Panozzo Action”) was commenced against the Defendants in the Court making similar allegations in connection with the Merger.  Subsequently, on September 10, 2013, the Sullivan Action and the Panozzo Action were consolidated pursuant to Court order under the first-filed Sullivan Action, Case No. 2013-CH17751 (as so consolidated, the “Action”).  On October 24, 2013, the plaintiffs in the Action (the “Plaintiffs”) filed a consolidated amended class action complaint, alleging that the Taylor Capital Board breached its fiduciary duties in connection with the Merger, including by making incomplete and misleading disclosures concerning the Merger, and that MB Financial aided and abetted those breaches of fiduciary duty.

On February 17, 2014, solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest, the Defendants entered into a memorandum of understanding (the “MOU”) with the Plaintiffs regarding the settlement of the Action pursuant to which Taylor Capital and MB Financial agreed to make certain supplemental disclosures concerning the Merger, which each of Taylor Capital and MB Financial did in a Current Report on Form 8-K filed by each company on February 18, 2014 (the “Form 8-Ks”).  On July 10, 2014, the parties entered into a definitive settlement agreement.   The agreement provides that, solely for purposes of settlement, the Court will certify a class consisting of all persons who were record or beneficial stockholders of Taylor Capital when the Merger was approved by the Taylor Capital Board or any time thereafter (the “Class”).  In addition, the agreement provides that, subject to approval by the Court after notice to the members of the Class (the “Class Members”), the Action will be dismissed with prejudice and all claims that the Class Members may possess with regard to the Merger, with the exception of claims for statutory appraisal, will be released.  Class Members will be afforded an opportunity to opt out of the class solely with regard to any monetary claims they may possess.  In connection with the settlement, the Plaintiffs’ counsel has expressed their intention to seek an award by the Court of attorneys’ fees and expenses.  The amount of the award to the Plaintiffs’ counsel will ultimately be determined by the Court.  This payment will not affect the amount of merger consideration paid by MB Financial or that any Taylor Capital stockholder received in the Merger.  The proposed settlement has been presented to the Court, and received preliminary approval.  It is expected that the proposed settlement will be presented to the Court for final approval on or about November 12, 2014. There can be no assurance that the Court will approve the settlement.  In the absence of such approval, the proposed settlement will terminate.

The Defendants continue to believe that the Action is without merit, have vigorously denied, and continue to vigorously deny, all of the allegations of wrongful or actionable conduct asserted in the Action, and the Taylor Capital Board vigorously maintains that it diligently and scrupulously complied with its fiduciary duties, that the joint proxy statement/prospectus dated January 14, 2014 mailed to the stockholders of Taylor Capital and MB Financial was complete and accurate in all material respects and that no further disclosure was required under applicable law. The Defendants entered into the MOU and the settlement solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest.  Nothing in the MOU, any settlement agreement or any public filing, including the Form 8-Ks, shall be deemed an admission of the legal necessity of filing or the materiality under applicable laws of any of the additional information contained therein or in any public filing associated with the proposed settlement of the Action.

Based on information currently available, consultations with counsel and established reserves, management believes that the outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Mortgage Servicing Rights. The Company has elected to record its mortgage servicing rights at fair value. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds, discount rates, delinquencies and cost to service. The assumptions used in the model are validated on a regular basis. The fair value is validated on a quarterly basis with an independent third party. Any discrepancies between the internal model and the third party validation are investigated and resolved by an internal committee. Due to the nature of the valuation inputs, mortgage servicing rights are classified in Level 3 of the fair value hierarchy.

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

Derivatives. Currently, we use interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative and classified as Level 2. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including LIBOR rate curves. We also obtain dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations. We also use forward commitments to buy to-be-announced mortgage securities for which we do not intend to take delivery of the security and will enter into an offsetting position before physical delivery to lessen the price volatility of the mortgage servicing rights asset. Dealer quotations are used for these derivatives and are classified as Level 1. We also offer other derivatives, including foreign currency forward contracts and interest rate lock commitments, to our customers and offset our exposure from such contracts by purchasing other financial contracts, which are valued using market consensus prices. For certain interest rate lock commitments, the Company uses an external valuation model that relies on internally developed inputs to estimate the fair value of its interest rate lock commitments which is based on unobservable inputs that reflect management’s assumptions and specific information about each borrower transaction and is classified in Level 3 of the hierarchy.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$65,829	$—	$65,829	$—
States and political subdivisions	409,033	—	408,526	507
Residential mortgage-backed securities	801,940	—	801,392	548
Commercial mortgage-backed securities	204,162	—	204,162	—
Corporate bonds	267,239	—	266,940	299
Equity securities	10,447	10,447	—	—
Loans held for sale	553,627	—	553,627	—
Mortgage servicing rights	249,376	—	—	249,376
Assets held in trust for deferred compensation	16,408	16,408	—	—
Derivative financial instruments	33,953	138	30,288	3,527
Financial liabilities
Other liabilities (1)	16,062	16,062	—	—
Derivative financial instruments	34,492	2,112	32,380	—
December 31, 2013
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$52,068	$—	$52,068	$—
States and political subdivisions	19,143	—	19,143	—
Residential mortgage-backed securities	701,233	—	700,542	691
Commercial mortgage-backed securities	52,941	—	52,941	—
Corporate bonds	283,070	—	277,905	5,165
Equity securities	10,457	10,457	—	—
Loans held for sale	629	—	629	—
Assets held in trust for deferred compensation	10,679	10,679	—	—
Derivative financial instruments	18,645	—	18,645	—
Financial liabilities
Other liabilities (1)	10,569	10,569	—	—
Derivative financial instruments	18,632	—	18,632	—

(1)	Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at
	September 30, 2014	Valuation Technique	Unobservable Input	Range
	(in thousands)
States and political subdivisions	$507	Discounted cash flows	Credit assumption	45% Loss
Residential mortgage-backed securities	548	Discounted cash flows	Constant pre-payment rates
			(CPR) assumption	1% - 3% CPR
Corporate bonds	299	Discounted cash flows	Credit assumption	20% Loss
Mortgage servicing rights	249,376	Discounted cash flows	CPR	4.3% - 23.7%
			Discount rate	10.00 - 16.25
			Maturity (months)	39 - 457
			Delinquencies	0.00 - 25.00
			Costs to service	$60 - $392
Derivative financial instruments (mortgage interest	3,527	Sales cash flows	Expected closing ratio	28.58 - 94.00
rate lock commitments)			Expected delivery price	96.58 - 109.54

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage servicing rights include prepayment speeds, discount rates, maturities, delinquencies and cost to service. Significant increases in prepayment speeds, discount rates, delinquencies or cost to service would result in a significantly lower fair value measurement. Conversely, significant decreases in prepayment speeds, discount rates, delinquencies or costs to service would result in a significantly higher fair value measurement. With the exception of changes in delinquencies, which can change the cost to service, the unobservable inputs move independently of each other.

Key economic assumptions used in the measuring of the fair value of the mortgage servicing rights and the sensitivity of the fair value to immediate adverse changes in those assumptions at September 30, 2014 are presented in the following table. This table does not take into account the derivatives used to economically hedge the mortgage servicing rights.

(dollars in thousands, except for weighted average cost to service)	September 30, 2014
Weighted average prepayment speed (CPR)	9.10%
Impact on fair value of 10% adverse change	$(8,665)
Impact on fair value of 20% adverse change	(16,778)

Weighted average discount rate	10.11%
Impact on fair value of 10% adverse change	$(10,325)
Impact on fair value of 20% adverse change	(19,857)

Weighted average delinquency rate	1.35%
Impact on fair value of 10% adverse change	$(1,085)
Impact on fair value of 20% adverse change	(1,755)

Weighted average costs to service	$70
Impact on fair value of 10% adverse change	(3,491)
Impact on fair value of 20% adverse change	(6,981)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three or nine months ended September 30, 2014. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended
	September 30,
	2014	2013	2014	2013	2014	2013
(in thousands)	Investment Securities		Mortgage Servicing Rights		Derivatives
Balance, beginning of period	$5,856	$6,071	$—	$—	$—	$—
Acquired through business combination	507	—	232,783	—	5,922	—
Purchases	—	—	489	—	—	—
Originations	—	—	8,587	—	—	—
Other comprehensive income	(71)	(59)	7,517	—	(2,395)	—
Principal payments	(281)	(118)	—	—	—	—
Impairment charge	(92)	—	—	—	—	—
Transferred out of Level 3	(4,565)	—	—	—	—	—
Balance, ending of period	$1,354	$5,894	$249,376	$—	$3,527	$—

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (90% at September 30, 2014), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Financial assets:
Impaired loans	$55,346	$—	$—	$55,346
Non-financial assets:
Foreclosed assets	41,333	—	—	41,333
December 31, 2013
Financial assets:
Impaired loans	$77,497	$—	$—	$77,497
Non-financial assets:
Foreclosed assets	44,601	—	—	44,601

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	September 30, 2014	Technique	Input	Range
	(in thousands)
Impaired loans	$55,346	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	41,333	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

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

Loans Held for Sale: The fair value of loans held for sale is determined using quoted secondary market prices.

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

The estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$267,405	$267,405	$267,405	$—	$—
Interest earning deposits with banks	179,391	179,391	179,391	—	—
Investment securities available for sale	1,758,650	1,758,650	10,447	1,746,849	1,354
Investment securities held to maturity	1,005,349	1,045,517	—	1,045,517	—
Non-marketable securities - FHLB and FRB stock	75,569	75,569	—	—	75,569
Loans held for sale	553,627	553,627	—	553,627	—
Loans, net	8,880,207	8,871,886	—	—	8,871,886
Accrued interest receivable	47,956	47,956	47,956	—	—
Derivative financial instruments	33,953	33,953	138	30,288	3,527
Financial Liabilities:
Noninterest bearing deposits	$3,807,554	$3,807,554	$3,807,554	$—	$—
Interest bearing deposits	7,430,994	7,438,126	—	—	7,438,126
Short-term borrowings	667,160	667,156	—	—	667,156
Long-term borrowings	77,269	80,628	—	—	80,628
Junior subordinated notes issued to capital trusts	185,681	134,011	—	—	134,011
Accrued interest payable	3,420	3,420	3,420	—	—
Derivative financial instruments	34,492	34,492	2,112	32,380	—

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$205,193	$205,193	$205,193	$—	$—
Interest earning deposits with banks	268,266	268,266	268,266	—	—
Federal funds sold	42,950	42,950	42,950	—	—
Investment securities available for sale	1,118,912	1,118,912	10,457	1,102,599	5,856
Investment securities held to maturity	1,182,533	1,198,929	—	1,198,929	—
Non-marketable securities - FHLB and FRB stock	51,417	51,417	—	—	51,417
Loans held for sale	629	629	—	629	—
Loans, net	5,600,805	5,583,759	—	—	5,583,759
Accrued interest receivable	36,593	36,593	36,593	—	—
Derivative financial instruments	18,645	18,645	—	18,645	—
Financial Liabilities:
Non-interest bearing deposits	$2,375,863	$2,375,863	$2,375,863	$—	$—
Interest bearing deposits	5,005,396	5,012,928	—	—	5,012,928
Short-term borrowings	493,389	493,384	—	—	493,384
Long-term borrowings	62,159	66,301	—	—	66,301
Junior subordinated notes issued to capital trusts	152,065	101,247	—	—	101,247
Accrued interest payable	2,042	2,042	2,042	—	—
Derivative financial instruments	18,632	18,632	—	18,632	—

Note 14.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total cost of share-based payment plans during the period	$2,338	$1,388	$6,593	$3,860
Amount of related income tax benefit recognized in income	922	548	2,592	$1,530

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The amended and restated plan also authorized an additional 2,400,000 shares upon completion of the Taylor Capital merger increasing the total number of shares authorized to 13,800,000.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. Following May 28, 2014, no more than 10% of the total number of authorized shares may be issued with respect to awards granted after that date, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan).   As of September 30, 2014, there were 6,214,365 shares available for future grants.

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

The following table summarizes stock options outstanding for the nine months ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2013	2,443,752	$27.57
Granted	221,216	29.47
Exercised	(163,138)	18.90
Expired or cancelled	(156,104)	35.78
Forfeited	(26,313)	21.81
Options outstanding as of September 30, 2014	2,319,413	$27.87	4.66	$6,755
Options exercisable as of September 30, 2014	1,742,430	$28.91	3.49	$4,684

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

 The following assumptions were used for options granted during the nine months ended September 30, 2014:

September 30, 2014
Risk-free interest rate	1.83%
Expected volatility of Company’s stock	23.10%
Expected dividend yield	1.65%
Expected life of options	5.6 years
Weighted average fair value per option of options granted during the year	$5.93

The total intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was $1.6 million and $929 thousand, respectively.

The following is a summary of changes in restricted shares and units for the nine months ended September 30, 2014:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Shares Outstanding at December 31, 2013	685,719	$22.59
Granted	442,251	29.22
Vested	(298,533)	20.41
Forfeited	(17,611)	24.58
Shares Outstanding at September 30, 2014	811,826	$26.96

The total intrinsic value of restricted shares that vested during the nine months ended September 30, 2014 and 2013 was $8.4 million and $5.7 million, respectively.

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

The Company issued 92,717 shares of market-based restricted stock in 2011.  The market component of the vesting terms for the award requires that, for ten consecutive trading days, the closing price of the Company’s stock be at least $27.00.  The market component for this award has been satisfied and vested in full in the third quarter of 2014, on the third anniversary of the grant date. A Monte Carlo simulation model was used to value the market-based restricted stock awards at the time of issuance.

As of September 30, 2014, there was $19.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At September 30, 2014, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.5 years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable as of September 30, 2014 was approximately $964 thousand, and the net amount payable as of December 31, 2013 was approximately $25 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At September 30, 2014, the Company’s credit exposure relating to interest rate swaps was approximately $18.8 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $208 thousand at September 30, 2014.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as non-interest income.

Interest rate swaps are used in order to lessen the price volatility of the mortgage servicing rights asset. The Company also uses forward commitments to buy to-be-announced mortgage securities for which the Company does not intend to take delivery of the security and will enter into an offsetting position before physical delivery to lessen the price volatility of the mortgage servicing rights asset. These derivatives are recorded at their fair value on the consolidated balance sheets in other assets with changes in fair value recorded on the consolidated statements of income in mortgage banking revenue in non-interest income.

The Company’s derivative financial instruments are summarized below as of September 30, 2014 and December 31, 2013 (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2014		December 31, 2013		September 30, 2014		December 31, 2013
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$238,000	$3,512	$—	$—	$317,208	$(5,399)	$238	$(23)
Stand-alone derivative instruments (2)
Interest rate swap contracts	983,309	24,441	550,883	17,298	984,081	(24,787)	551,798	(17,350)
Interest rate options contracts	56,105	401	83,907	323	56,105	(401)	84,953	(323)
Foreign exchange contracts	22,866	1,270	31,361	1,006	20,392	(1,138)	47,760	(935)
Spot foreign exchange contracts	768	9	—	—	1,256	(18)	—	—
Mortgage related derivatives	1,004,855	4,320	1,783	18	723,233	(2,749)	250	(1)
Total non-hedging derivative instruments	2,067,903	30,441	667,934	18,645	1,785,067	(29,093)	684,761	(18,609)
Total	$2,305,903	$33,953	$667,934	$18,645	$2,102,275	$(34,492)	$684,999	$(18,632)

(1) Hedged mortgage servicing rights asset and fixed-rate commercial real estate loans
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in the other income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$(1,869)	$(1)	$(1,871)	$9
Stand-alone derivative instruments:
Interest rate swap contracts	(312)	7	(294)	30
Interest rate options contracts	—	—	—	—
Foreign exchange contracts	4	(12)	61	(7)
Spot foreign exchange contracts	(17)	—	(9)	—
Mortgage related derivatives	1,514	(16)	1,554	(80)
Total non-hedging derivative instruments	1,189	(21)	1,312	(57)
Total	$(680)	$(22)	$(559)	$(48)

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2014 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$6,539	$—	$6,539	$27,562	$—	$27,562
Foreign currency forward contracts	840	—	840	379	—	379
Mortgage related derivatives	734	—	734	2,709	—	2,709
Total derivatives	8,113	—	8,113	30,650	—	30,650
Repurchase agreements	—	—	—	248,150	—	248,150
Total	$8,113	$—	$8,113	$278,800	$—	$278,800

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$172	$(172)	$—	$—	$8,578	$(172)	$(8,406)	$—
Counterparty B	3,792	(3,792)	—	—	8,680	(3,792)	(4,888)	—
Counterparty C	5	(5)	—	—	4,125	(5)	(4,120)	—
Other counterparties	4,144	(3,755)	—	389	9,267	(3,755)	(5,134)	378
Total derivatives	8,113	(7,724)	—	389	30,650	(7,724)	(22,548)	378
Repurchase agreements	—	—	—	—	248,150	—	(248,150)	—
Total	$8,113	$(7,724)	$—	$389	$278,800	$(7,724)	$(270,698)	$378

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2013 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$5,792	$—	$5,792	$11,904	$—	$11,904
Foreign currency forward contracts	80	—	80	848	—	848
Mortgage related derivatives	3	—	3	1	—	1
Total derivatives	5,875	—	5,875	12,753	—	12,753
Repurchase agreements	—	—	—	193,389	—	193,389
Total	$5,875	$—	$5,875	$206,142	$—	$206,142

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$883	$(883)	$—	$—	$10,669	$(883)	$(9,786)	$—
Counterparty B	1,836	(412)	—	1,424	412	(412)	—	—
Counterparty C	2,380	(1,612)	—	768	1,612	(1,612)	—	—
Other counterparties	776	(5)	—	771	60	(5)	—	55
Total derivatives	5,875	(2,912)	—	2,963	12,753	(2,912)	(9,786)	55
Repurchase agreements	—	—	—	—	193,389	—	(193,389)	—
Total	$5,875	$(2,912)	$—	$2,963	$206,142	$(2,912)	$(203,175)	$55

Note 16.	Operating Segments

The Company's operations consist of three reportable operating segments: banking, leasing and mortgage banking. The Company offers different products and services through its three segments. The accounting policies of the segments are generally the same as those of the consolidated company.

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

The leasing segment generates its revenues through lease originations and related services offered through the Company's leasing subsidiaries, LaSalle Systems Leasing, Inc., Celtic Leasing Corp. and Cole Taylor Equipment Finance. The leasing subsidiaries invest directly in equipment that we lease (referred to as direct finance, leveraged or operating leases) to "Fortune 1000," large middle-market companies and healthcare providers located throughout the United States. The lease portfolio is made up of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, medical equipment and general manufacturing equipment. The leasing subsidiaries also specialize in selling third party equipment maintenance contracts to large companies.

The mortgage banking segment originates mortgage loans for sale to investors and for the Company's portfolio through its retail and broker channels. This segment also services residential mortgage loans for various investors and for loans owned by the Company. The mortgage banking segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of customers.

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

The following tables present summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Mortgage Banking	Consolidated
Three months ended September 30, 2014
Net interest income	$88,863	$3,216	$3,533	$95,612
Provision for credit losses	3,172	(58)	(5)	3,109
Non-interest income	27,965	16,299	16,823	61,087
Non-interest expense (1)	117,325	9,721	15,155	142,201
Income tax expense	(1,287)	3,693	2,082	4,488
Net income	$(2,382)	$6,159	$3,124	$6,901
Total assets	$13,212,350	$490,690	$803,003	$14,506,043
Three months ended September 30, 2013
Net interest income	$67,433	$1,475	$—	$68,908
Provision for credit losses	(3,348)	44	—	(3,304)
Non-interest income	23,484	14,046	177	37,707
Non-interest expense	67,873	8,392	—	76,265
Income tax expense	6,402	2,781	71	9,254
Net income	$19,990	$4,304	$106	$24,400
Total assets	$8,873,765	$383,853	$—	$9,257,618

	Banking	Leasing	Mortgage Banking	Consolidated
Nine months ended September 30, 2014
Net interest income	$219,248	$8,231	$3,533	$231,012
Provision for credit losses	2,488	(174)	(5)	2,309
Non-interest income	77,842	42,716	17,069	137,627
Non-interest expense (1)	252,952	28,171	15,155	296,278
Income tax expense	9,345	8,649	2,082	20,076
Net income	$32,305	$14,301	$3,370	$49,976
Total assets	$13,212,350	$490,690	$803,003	$14,506,043
Nine months ended September 30, 2013
Net interest income	$200,571	$3,502	$—	$204,073
Provision for credit losses	(2,930)	126	—	(2,804)
Non-interest income	69,698	44,329	1,322	115,349
Non-interest expense	193,182	24,765	—	217,947
Income tax expense	20,411	8,740	529	29,680
Net income	$59,606	$14,200	$793	$74,599
Total assets	$8,873,765	$383,853	$—	$9,257,618

(1)	Includes merger related expenses of $27.2 million and $28.3 million in the banking segment for the three and nine months ended September 30, 2014, respectively.

Note 17.	Preferred Stock

On August 18, 2014, in connection with the Taylor Capital merger, the Company issued one share of its Perpetual Non-Cumulative Preferred Stock, Series A (“Company Series A Preferred Stock”), in exchange for each of the 4,000,000 outstanding shares of Taylor Capital’s Perpetual Non-Cumulative Preferred Stock, Series A. Holders of the Company Series A Preferred Stock are entitled to receive, when as and if declared by the Company’s board of directors, non-cumulative cash dividends on the liquidation preference, which is $25 per share, at a rate of 8.00% per annum, payable quarterly. The Company Series A Preferred Stock is included in Tier 1 capital for regulatory capital purposes.

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

Our net income is also affected by non-interest income and non-interest expenses.  During the periods under report, non-interest income included revenue from our key fee initiatives: capital markets and international banking fees, commercial deposit and treasury management fees, net lease financing income, trust and asset management fees, card fees and mortgage banking revenue. Non-interest income also included loan service fees, consumer and other deposit service fees, brokerage fees, net gain (loss) on investment securities, increase in cash surrender value of life insurance, net gain (loss) on sale of assets, accretion of the FDIC indemnification asset, net gains on sale of loans and other operating income. During the periods under report, non-interest expenses included salaries and employee benefits, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, net loss (gain) on other real estate owned and other expenses (net of rental income) and other operating expenses.

Net interest income is affected by changes in the volume and mix of interest earning assets, interest earned on those assets, the volume and mix of interest bearing liabilities and interest paid on interest bearing liabilities. Non-interest income and non-interest expenses are impacted by growth of banking, leasing and mortgage banking operations and growth in the number of loan and deposit accounts through both acquisitions and core banking and leasing business growth. Growth in operations affects other expenses primarily as a result of additional employee, branch facility and promotional marketing expense. Growth in the number of loan and deposit accounts affects other income, including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses. Non-performing asset levels impact salaries and benefits, legal expenses and other real estate owned expenses.

On August 18, 2014, the Company completed the Taylor Capital Group, Inc. ("Taylor Capital") merger. Consideration paid was $639.8 million, including $519.3 million in common stock and $120.5 million in cash. The Company issued 19.6 million shares of common stock as a result of the merger. In addition, each share of Taylor Capital’s Perpetual Non-Cumulative Preferred Stock, Series A was converted into one share of the Company's Perpetual Non-Cumulative Preferred Stock, Series A with substantially identical terms. The results of operations acquired from Taylor Capital have been included in the Company's results of operations for the 44 days since the date of acquisition.

The Company had net income of $6.9 million for the three months ended September 30, 2014 compared to net income of $24.4 million for the three months ended September 30, 2013. Net income available to common stockholders was $4.9 million for the three months ended September 30, 2014. Fully diluted earnings per common share were $0.08 for the three months ended September 30, 2014 compared to $0.44 per common share for the three months ended September 30, 2013.

The Company had net income of $50.0 million for the nine months ended September 30, 2014 compared to net income of $74.6 million for the nine months ended September 30, 2013. Net income available to common stockholders was $48.0 million for the nine months ended September 30, 2014. Fully diluted earnings per common share were $0.82 for the nine months ended September 30, 2014 compared to $1.36 per common share for the nine months ended September 30, 2013.

The results of operations for the three and nine months ended September 30, 2014 were also impacted by $27.2 million and $28.3 million in merger related expenses, respectively. See "Non-interest Expenses" section for a detailed schedule of merger related expenses. In addition, our results of operations for the periods were affected by $10.6 million in contingent consideration expense that we recognized in the third quarter of 2014. In December 2012, we acquired Celtic Leasing Corp. ("Celtic"). The purchase consideration paid to Celtic's selling shareholders included the right to receive certain contingent payments based on the realization of residuals owned by Celtic on the transaction closing date. Given Celtic's stronger than expected lease residual performance subsequent to the acquisition, we have increased the fair value of the residual based contingent consideration by $10.6 million.

In September 2014, we repositioned our balance sheet and shortened the duration of our investment securities portfolio to pre-merger levels by selling $451.6 million in investment securities and utilizing the proceeds from the sales to reduce short term FHLB advances. A $3.2 million loss was recognized on investment securities in the third quarter of 2014 as a result of this balance sheet repositioning.

In September 2014, we also redeemed all of the outstanding 9.75% junior subordinated notes relating to the trust preferred securities of TAYC Capital Trust I. These notes were originally issued by Taylor Capital and were assumed by us in connection with the merger. The TAYC Capital Trust I trust preferred securities, which had an aggregate outstanding liquidation amount of $45.4 million, were automatically redeemed as a result of our redemption of the junior subordinated notes. A $1.9 million gain on the early extinguishment of the trust preferred securities was recorded in other operating income in the third quarter of 2014, which represented the difference between the fair market value of these securities on August 18, 2014 and their aggregate liquidation amount at redemption.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a quarterly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At September 30, 2014, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $114.8 million.  See Note 1 and Note 6 of our December 31, 2013 audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2013 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2014, the Company had $1.0 million of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of September 30, 2014, the Company had approximately $10 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

The Company’s annual assessment date for goodwill impairment testing is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: banking, leasing and mortgage banking.  No impairment losses were recognized during the three or nine months ended September 30, 2014 and 2013. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of December 31, 2013 that would indicate impairment of goodwill at September 30, 2014. The carrying amount of goodwill was $698.9 million at September 30, 2014 and $423.4 million at December 31, 2013. The increase of $275.6 million in goodwill was due to the Taylor Capital merger.

Valuation of Mortgage Servicing Rights. The Company originates and sells residential mortgage loans in the secondary market and may retain the right to service the loans sold. Servicing involves the collection of payments from individual borrowers and the distribution of those payments to the investors. Upon a sale of mortgage loans for which servicing rights are retained, the retained mortgage servicing rights asset is capitalized at the fair value of future net cash flows expected to be realized for performing servicing activities. Purchased mortgage servicing rights are recorded at the purchase price at the date of purchase and at fair value thereafter.

Mortgage servicing rights do not trade in an active market with readily observable prices. The Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds, discount rates, delinquencies and cost to service. The assumptions used in the valuation model are validated on a periodic basis. The fair value is validated on a quarterly basis with an independent third party. Material discrepancies between the internal valuation and the third party valuation are analyzed and an internal committee determines whether or not an adjustment is required.

The Company has elected to account for mortgage servicing rights using the fair value option. Changes in the fair value are recognized in mortgage banking revenue on the Company's Consolidated Statements of Income.

Recent Accounting Pronouncements.  Refer to Note 2 of our consolidated financial statements for a description of recent accounting pronouncements including the respective dates of adoption and anticipated effects on results of operations and financial condition.

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

	Three Months Ended September 30,
(dollars in thousands)	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$313,695	$2,826	3.60%	$1,972	$—	—%
Loans (1) (2) (3)	6,862,043	77,077	4.56	5,194,976	57,325	4.38
Loans exempt from federal income taxes (4)	320,049	3,484	4.26	360,060	4,293	4.67
Taxable investment securities	1,726,352	11,028	2.56	1,292,366	6,330	1.96
Investment securities exempt from federal income taxes (4)	1,087,340	13,908	5.12	946,396	12,577	5.32
Federal funds sold	15,460	14	0.38	6,793	7	0.40
Other interest earning deposits	341,758	211	0.24	316,210	193	0.24
Total interest earning assets	10,666,697	$108,548	4.04	8,118,773	$80,725	3.94
Non-interest earning assets	1,539,333			1,142,518
Total assets	$12,206,030			$9,261,291
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$3,518,315	$1,469	0.17%	$2,695,479	$862	0.13%
Savings deposit	906,630	128	0.06	844,647	137	0.06
Time deposits	1,828,752	3,018	0.65	1,572,987	3,434	0.87
Short-term borrowings	570,248	231	0.16	205,946	112	0.22
Long-term borrowings and junior subordinated notes	272,458	2,003	2.88	215,041	1,367	2.49
Total interest bearing liabilities	7,096,403	$6,849	0.38	5,534,100	$5,912	0.42
Non-interest bearing deposits	3,175,513			2,258,357
Other non-interest bearing liabilities	268,028			171,336
Stockholders’ equity	1,666,086			1,297,498
Total liabilities and stockholders’ equity	$12,206,030			$9,261,291
Net interest income/interest rate spread (5)		$101,699	3.66%		$74,813	3.52%
Less: taxable equivalent adjustment		6,087			5,905
Net interest income, as reported		$95,612			$68,908
Net interest margin (6)			3.56%			3.37%
Tax equivalent effect			0.22%			0.29%
Net interest margin on a fully tax equivalent basis (6)			3.78%			3.66%

(1)       Non-accrual loans are included in average loans.
(2)       Interest income includes amortization of net deferred loan origination fees and costs.
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

Net interest income and net interest margin on a fully tax equivalent basis for the three and nine months ended September 30, 2014 were impacted by the Taylor Capital merger. Net interest income on a fully tax equivalent basis increased $26.9 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The net interest margin, expressed on a fully tax equivalent basis, was 3.78% for the third quarter of 2014 and 3.66% for the third quarter of 2013.

	Nine Months Ended September 30,
(dollars in thousands)	2014			2013
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$105,977	$2,826	3.56%	$3,259	$—	—%
Loans (1) (2) (3)	5,787,427	184,672	4.27	5,289,237	173,217	4.38
Loans exempt from federal income taxes (4)	320,263	10,490	4.37	327,618	11,188	4.50
Taxable investment securities	1,516,281	27,968	2.46	1,383,975	18,749	1.81
Investment securities exempt from federal income taxes (4)	997,128	39,066	5.22	930,653	37,537	5.38
Federal funds sold	8,605	23	0.37	3,249	9	0.37
Other interest bearing deposits	326,226	601	0.25	232,529	420	0.24
Total interest earning assets	9,061,907	$265,646	3.92	8,170,520	$241,120	3.95
Non-interest earning assets	1,331,812			1,162,210
Total assets	$10,393,719			$9,332,730
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$3,045,178	$3,216	0.14%	$2,702,567	$2,622	0.13%
Savings deposit	879,336	334	0.05	835,754	409	0.07
Time deposits	1,548,468	8,588	0.74	1,692,760	12,243	0.97
Short-term borrowings	319,697	426	0.18	195,677	395	0.27
Long-term borrowings and junior subordinated notes	243,659	4,725	2.56	226,133	4,324	2.52
Total interest bearing liabilities	6,036,338	$17,289	0.38	5,652,891	$19,993	0.47
Non-interest bearing deposits	2,677,865			2,194,648
Other non-interest bearing liabilities	227,333			193,203
Stockholders’ equity	1,452,183			1,291,988
Total liabilities and stockholders’ equity	$10,393,719			$9,332,730
Net interest income/interest rate spread (5)		$248,357	3.54%		$221,127	3.48%
Less: taxable equivalent adjustment		17,345			17,054
Net interest income, as reported		$231,012			$204,073
Net interest margin (6)			3.41%			3.34%
Tax equivalent effect			0.25%			0.28%
Net interest margin on a fully tax equivalent basis (6)			3.66%			3.62%
(1)       Non-accrual loans are included in average loans.
(2)       Interest income includes amortization of net deferred loan origination fees and costs.
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

Net interest income on a fully tax equivalent basis increased $27.2 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The net interest margin, expressed on a fully tax equivalent basis, was 3.66% for the nine months ended September 30, 2014 and 3.62% for the nine months ended September 30, 2013.

As noted above, on August 18, 2014, we completed the Taylor Capital merger. The acquired assets and assumed liabilities were recorded at fair value as required under the acquisition method of accounting. Fair value adjustments are amortized or accreted into net interest income over the remaining terms of the interest earning assets and interest bearing liabilities. The fair value adjustment on acquired loans had the most significant impact on net interest margin. Net interest income in the third quarter of 2014 included interest income of $6.2 million resulting from the accretion of the purchase accounting discount recorded on the loans acquired in the Taylor Capital merger. Excluding the purchase accounting loan discount accretion on Taylor Capital loans, our net interest margin on a fully tax equivalent basis would have been 3.54% and 3.57% for the three and nine months ended September 30, 2014, respectively, compared to 3.66% and 3.62% for the three and nine months ended September 30, 2013.

Non-interest Income

	Three Months Ended
	September 30,
	2014	2013	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Lease financing, net	$17,719	$14,070	$3,649	25.9%
Mortgage banking revenue	16,823	177	16,646	NM
Commercial deposit and treasury management fees	9,345	6,327	3,018	47.7
Trust and asset management fees	5,712	4,799	913	19.0
Card fees	3,836	2,745	1,091	39.7
Capital markets and international banking fees	1,472	972	500	51.4
Consumer and other deposit service fees	3,362	3,648	(286)	(7.8)
Brokerage fees	1,145	1,289	(144)	(11.2)
Loan service fees	1,069	1,427	(358)	(25.1)
Increase in cash surrender value of life insurance	855	851	4	0.5
Net (loss) gain on investment securities	(3,246)	1	(3,247)	NM
Net loss on sale of assets	(7)	—	(7)	NM
Gain on early extinguishment of debt	1,895	—	1,895	NM
Other operating income	1,107	1,401	(294)	(21.0)
Total non-interest income	$61,087	$37,707	$23,380	62.0%
NM - not meaningful

Non-interest income increased by $23.4 million, or 62.0%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

•	Mortgage banking revenue increased due to the acquisition of Taylor Capital's mortgage operations through the merger.

•
Leasing revenues increased due to higher fees and promotional revenue from the sale of third-party equipment maintenance contracts. The Company acquired another leasing subsidiary, Cole Taylor Equipment Finance, through the Taylor Capital merger. Cole Taylor Equipment Finance contributed approximately $404 thousand to leasing revenues in the third quarter of 2014 since the date of acquisition.

•	Commercial deposit and treasury management fees increased due to the increased customer base as a result of the Taylor Capital merger and new customer activity prior to the merger.

•	Card fees increased due to the full quarter impact of a new payroll prepaid card program that started in the second quarter of 2014.

•	Trust and asset management fees increased due to the addition of new customers and the impact of higher equity values.

•
A gain on the early extinguishment of debt and net loss on investment securities were recognized in the third quarter of 2014 as a result of the balance sheet repositioning that occurred in September 2014, as noted earlier.

	Nine Months Ended
	September 30,
	2014	2013	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Lease financing, net	$45,768	$45,435	$333	0.7%
Mortgage banking revenue	17,069	1,322	15,747	NM
Commercial deposit and treasury management fees	23,595	18,322	5,273	28.8
Trust and asset management fees	16,324	14,167	2,157	15.2
Card fees	9,841	8,175	1,666	20.4
Capital markets and international banking fees	3,810	2,719	1,091	40.1
Consumer and other deposit service fees	9,453	10,487	(1,034)	(9.9)
Brokerage fees	3,826	3,680	146	4.0
Loan service fees	2,950	4,349	(1,399)	(32.2)
Increase in cash surrender value of life insurance	2,516	2,537	(21)	(0.8)
Net (loss) gain on investment securities	(3,016)	14	(3,030)	NM
Net loss on sale of assets	(24)	—	(24)	NM
Gain on early extinguishment of debt	1,895	—	1,895	NM
Other operating income	3,620	4,142	(522)	(12.6)
Total non-interest income	$137,627	$115,349	$22,278	19.3%
NM - not meaningful

Non-interest income increased by $22.3 million, or 19.3%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

•	Mortgage banking revenue increased due to the acquisition of Taylor Capital's mortgage operations through the merger.

•	Commercial deposit and treasury management fees increased due to robust new customer activity as well as the increased customer base as a result of the Taylor Capital merger.

•	Trust and asset management fees increased due to the addition of new customers and the impact of higher equity values.

•	Card fees increased due to a new payroll prepaid card program as well as higher credit card fees.

•	Capital markets and international banking services fees increased due to higher M&A advisory and syndication fees.

•	Loan service fees decreased due to lower late, prepayment and miscellaneous loan fees collected.

•	Consumer and other deposit service fees decreased due to lower demand deposit service and NSF and overdraft charges.

•
A gain on the early extinguishment of debt and net loss on investment securities were recognized in the third quarter of 2014 as a result of the balance sheet repositioning that occurred in September 2014, as noted earlier.

Non-interest Expenses

	Three Months Ended
	September 30,
	2014	2013	Increase/ (Decrease)	Percentage Change
Non-interest expenses (in thousands):
Salaries and employee benefits	$79,492	$44,918	$34,574	77.0%
Occupancy and equipment expense	11,742	8,797	2,945	33.5
Computer services and telecommunication expense	11,506	4,870	6,636	136.3
Advertising and marketing expense	2,235	1,917	318	16.6
Professional and legal expense	8,864	3,102	5,762	185.8
Other intangibles amortization expense	1,470	1,513	(43)	(2.8)
Net loss recognized on other real estate owned	1,769	791	978	123.6
Other real estate expense, net	409	240	169	70.4
Other operating expenses	24,714	10,117	14,597	144.3
Total non-interest expenses	$142,201	$76,265	$65,936	86.5%

Non-interest expenses increased by $65.9 million, or 86.5%, for the three months ended September 30, 2014 from the three months ended September 30, 2013. Non-interest expenses include $27.2 million in expenses related to the merger with Taylor Capital.

The following table presents the detail of the merger related expenses (dollars in thousands):

Three Months Ended
September 30,
2014
Merger related expenses:
Salaries and employee benefits	$14,259
Occupancy and equipment expense	428
Computer services and telecommunication expense	5,312
Advertising and marketing expense	262
Professional and legal expense	6,363
Other operating expenses	537
Total merger related expenses	$27,161

Other explanations for changes are as follows:

•	Salaries and employee benefits increased due to annual salary increases, long-term incentive expense, taxes and temporary staffing needs and the increased staff from the Taylor Capital merger.

•
Other operating expense increased primarily as a result of the $10.6 million contingent consideration expense related to our acquisition of Celtic Leasing Corp., an increase in filing and other loan expense as well as higher FDIC assessments due to our larger balance sheet and higher currency delivery expenses related to new treasury management accounts.

•
Computer services and telecommunication expenses increased due primarily to an increase in spending on IT security, data warehouse, investments in our key fee initiatives, as well as higher transaction volumes in the leasing, treasury management and card areas. The increase was also due to increased telecommunication expense related to transitioning to a new provider.

•	Occupancy and equipment expense increased due to the additional offices acquired in the Taylor Capital merger.

	Nine Months Ended
	September 30,
	2014	2013	Increase/ (Decrease)	Percentage Change
Non-interest expenses (in thousands):
Salaries and employee benefits	$170,491	$132,341	$38,150	28.8%
Occupancy and equipment expense	30,852	27,609	3,243	11.7
Computer services and telecommunication expense	21,669	13,374	8,295	62.0
Advertising and marketing expense	6,537	6,187	350	5.7
Professional and legal expense	12,210	5,750	6,460	112.3
Other intangibles amortization expense	3,884	4,595	(711)	(15.5)
Net loss (gain) recognized on other real estate owned	2,147	(894)	3,041	(340.2)
Other real estate expense, net	1,142	572	570	99.7
Other operating expenses	47,346	28,413	18,933	66.6
Total non-interest expenses	$296,278	$217,947	$78,331	35.9%

Non-interest expenses increased by $78.3 million, or 35.9%, for the nine months ended September 30, 2014 from the nine months ended September 30, 2013. Non-interest expenses include $28.3 million in expenses related to the merger with Taylor Capital.

The following table presents the detail of the merger related expenses (dollars in thousands):

Nine Months Ended
September 30,
2014
Merger related expenses:
Salaries and employee benefits	$14,363
Occupancy and equipment expense	442
Computer services and telecommunication expense	5,495
Advertising and marketing expense	460
Professional and legal expense	6,852
Other operating expenses	717
Total merger related expenses	$28,329

We expect to incur additional merger related expenses in the next few quarters primarily in the area of occupancy and equipment expense.

Other explanations for changes are as follows:

•
Salaries and employee benefits increased due to annual salary increases, long-term incentive expense, health insurance and temporary staffing needs and the increased staff from the Taylor Capital merger.

•
Other operating expense increased primarily as a result of an increase in filing and other loan expense, higher FDIC assessments due to our larger balance sheet and higher currency delivery expenses related to new treasury management accounts and the $10.6 million contingent consideration expense related to our acquisition of Celtic Leasing Corp.

•
Computer services and telecommunication expenses increased due primarily to an increase in spending on IT security, data warehouse, investments in our key fee initiatives, as well as higher transaction volumes in the leasing, treasury management and card areas. The increase was also due to increased telecommunication expense related to transitioning to a new provider.

Income Taxes

Income tax expense for the nine months ended September 30, 2014 was $20.1 million compared to $29.7 million for the nine months ended September 30, 2013. The decrease was primarily due to a decrease in our pre-tax income during the nine months ended September 30, 2014, partially offset by certain costs incurred in 2014 that were not deductible for tax purposes. These include the contingent consideration expense related to the Celtic acquisition and certain legal and professional fees associated with the Taylor Capital merger.

Balance Sheet

Total assets increased $4.9 billion, or 50.5%, from $9.6 billion at December 31, 2013 to $14.5 billion at September 30, 2014 primarily due to the assets acquired through the Taylor Capital merger.

•	Cash and cash equivalents decreased $26.7 million, or 5.6% from $473.5 million at December 31, 2013 to $446.8 million at September 30, 2014 primarily due to the repayment of short term borrowings.

•
Investment securities increased $486.7 million, or 20.7%, from December 31, 2013 to September 30, 2014 mostly as a result of the investment securities acquired through the Taylor Capital merger partly offset by the $451.6 million sale of certain investment securities as part of the balance sheet repositioning in September 2014.

•
Gross loans, excluding purchased credit-impaired including covered loans, increased by $3.2 billion to $8.7 billion at September 30, 2014 from December 31, 2013 primarily due to the loans acquired through the Taylor Capital merger.

Total liabilities increased by $4.2 billion, or 50.5%, from $8.3 billion at December 31, 2013 to $12.5 billion at September 30, 2014 primarily due to the liabilities assumed through the Taylor Capital merger.

•	Total deposits increased by $3.9 billion, or 52.3%, to $11.2 billion at September 30, 2014 from December 31, 2013 primarily due to the deposits assumed through the Taylor Capital merger.

•
Noninterest bearing deposits increased by 67.8% and 60.3% compared to September 30, 2013 and December 31, 2013, respectively, primarily due to the noninterest bearing deposits acquired through Taylor Capital Merger.

•
Total borrowings increased by $222.5 million, or 31.4%, to $930.1 million at September 30, 2014. The increase in total borrowings was primarily due to the borrowings assumed in the Taylor Capital merger partly offset by the repayment of short term FHLB advance and junior subordinated notes as part of the balance sheet repositioning in September 2014.

Total stockholders’ equity increased $664.7 million to $2.0 billion at September 30, 2014 compared to December 31, 2013 primarily as a result of the equity issued in the connection with the Taylor Capital merger.

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	September 30, 2014		December 31, 2013		September 30, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$64,809	$65,829	$50,486	$52,068	$50,678	$52,527
States and political subdivisions	391,900	409,033	19,398	19,143	19,461	19,312
Residential mortgage-backed securities	795,554	801,940	696,415	701,233	685,126	691,276
Commercial mortgage-backed securities	204,076	204,162	50,891	52,941	50,944	53,446
Corporate bonds	265,720	267,239	284,083	283,070	265,293	263,021
Equity securities	10,470	10,447	10,649	10,457	10,574	10,541
Total Available for Sale	1,732,529	1,758,650	1,111,922	1,118,912	1,082,076	1,090,123
Held to maturity
States and political subdivisions	760,674	788,097	932,955	936,173	941,273	946,309
Residential mortgage-backed securities	244,675	257,420	249,578	262,756	252,271	266,439
Total Held to Maturity	1,005,349	1,045,517	1,182,533	1,198,929	1,193,544	1,212,748
Total	$2,737,878	$2,804,167	$2,294,455	$2,317,841	$2,275,620	$2,302,871

During the third quarter of 2014, the Company repositioned its balance sheet subsequent to the Taylor Capital merger and sold certain longer-term and lower-coupon investment securities with an approximate carrying amount of $451.6 million. These investment security sales shortened the overall duration of the investment securities portfolio to pre-merger levels. Also as a part of the balance sheet repositioning, securities of states and political subdivisions with an approximate fair value of $291.2 million were transferred from held to maturity to available for sale during the third quarter of 2014. As a result of the repositioning, we recognized a net loss of $3.2 million.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (excluding loans held for sale) as of the dates indicated (dollars in thousands):

	September 30, 2014		December 31, 2013		September 30, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial related credits:
Commercial loans	$3,078,590	34%	$1,281,377	22%	$1,169,009	21%
Commercial loans collateralized by assignment of lease payments	1,631,660	18	1,494,188	26	1,468,814	26
Commercial real estate	2,646,895	30	1,647,700	29	1,638,368	29
Construction real estate	230,999	3	141,253	3	136,146	2
Total commercial related credits	7,588,144	85	4,564,518	80	4,412,337	78
Other loans:
Residential real estate	516,873	5	314,440	5	311,256	6
Indirect vehicle	273,038	3	262,632	5	257,740	5
Home equity	262,977	3	268,289	5	274,484	5
Other consumer loans	69,028	1	66,952	1	57,418	1
Total other loans	1,121,916	12	912,313	16	900,898	17
Gross loans excluding purchased credit-impaired and covered loans	8,710,060	97	5,476,831	96	5,313,235	95
Purchased credit-impaired including covered loans (1)	272,957	3	235,720	4	273,497	5
Total loans	$8,983,017	100%	$5,712,551	100%	$5,586,732	100%

(1)	Covered loans refer to loans we acquired in FDIC-assisted transactions that have been subject to loss-sharing agreements with the FDIC.

Gross loans, excluding purchased credit-impaired and covered loans, increased by $3.2 billion to $8.7 billion at September 30, 2014 from December 31, 2013. Gross loans increased by $3.3 billion to $9.0 billion at September 30, 2014 from $5.7 billion at December 31, 2013. This increase was primarily due to the Taylor Capital merger.

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

Non-performing loans exclude loans held for sale and purchased credit-impaired loans. Fair value of these loans as of acquisition includes estimates of credit losses. See Note 6 of the notes to our consolidated financial statements for further information regarding purchased credit-impaired loans.

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Non-performing loans:
Non-accruing loans	$97,580	$106,115	$102,042
Loans 90 days or more past due, still accruing interest	2,681	446	410
Total non-performing loans	100,261	106,561	102,452
Other real estate owned	19,179	23,289	31,356
Repossessed assets	126	840	861
Total non-performing assets	$119,566	$130,690	$134,669
Total allowance for loan losses	$102,810	$111,746	$118,031
Accruing restructured loans (1)	16,877	29,430	29,911
Total non-performing loans to total loans	1.12%	1.87%	1.83%
Total non-performing assets to total assets	0.82	1.36	1.45
Allowance for loan losses to non-performing loans	102.54	104.87	115.21

(1)	Accruing restructured loans consists primarily of residential real estate and home equity loans that have been modified and are performing in accordance with those modified terms.

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

Non-performing assets consist of non-performing loans as well as other repossessed assets and other real estate owned. Other real estate owned represents properties acquired through foreclosure or other proceedings and is recorded at fair value less the estimated cost of disposal at the date of acquisition. Other real estate owned is evaluated regularly to ensure that the recorded amount is supported by its current fair value. Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary. Gains and losses and changes in valuations on other real estate owned are included in net gain (loss) recognized on other real estate within non-interest expense. Expenses, net of rental income, from the operations of other real estate owned are reflected as a separate line item on the income statement. Other repossessed assets primarily consist of repossessed vehicles. Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued. Once MB Financial Bank obtains title, repossessed vehicles are not included in loans, but are classified as “other assets” on the consolidated balance sheets. The typical holding period for resale of repossessed automobiles is less than 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period. The typical holding period for motorcycles can be more than 90 days, as the average motorcycle re-sale period is longer than the average automobile re-sale period. The longer average period for motorcycles is a result of cyclical trends in the motorcycle market.

Other real estate owned that is related to our FDIC-assisted transactions is excluded from non-performing assets.  Other real estate owned related to the Heritage, Benchmark, Broadway, and New Century FDIC-assisted transactions totaled $19.5 million and $19.6 million at September 30, 2014 and December 31, 2013, respectively, much of which is subject to the loss-share agreements with the FDIC.  See Note 6 of the notes to our consolidated financial statements for further information.

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the nine months ended September 30, 2014 and 2013 (in thousands):

	September 30,
	2014	2013
Beginning balance	$23,289	$36,977
Transfers in at fair value less estimated costs to sell	872	6,060
Acquired from business combination	5,082	—
Capitalized other real estate owned costs	—	53
Fair value adjustments	(2,509)	80
Net gains on sales of other real estate owned	835	977
Cash received upon disposition	(8,390)	(12,791)
Ending balance	$19,179	$31,356

 Potential Problem Loans

We define potential problem loans as performing loans rated substandard and that do not meet the definition of a non-performing loan (See “Asset Quality” section above for non-performing loans). We do not necessarily expect to realize losses on potential problem loans, but we recognize potential problem loans carry a higher probability of default and require additional attention by management. The following table sets forth the aggregate principal amount of potential problem loans, excluding purchased credit-impaired loans, at the dates indicated (in thousands):

	September 30, 2014	December 31, 2013

Commercial loans	$23,898	$43,844
Commercial loans collateralized by assignment of lease payments	2,412	2,459
Commercial real estate	25,380	32,895
Construction real estate	—	391
Total	$51,690	$79,589

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

The commercial related general loss reserve was $76.6 million as of September 30, 2014 and $78.3 million as of December 31, 2013. The decrease in the general reserve related primarily to an improvement in risk ratings. Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

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

The total commercial related specific reserves component of the allowance decreased from $12.8 million as of December 31, 2013 to $5.8 million as of September 30, 2014 due primarily to an improvement in credit quality on impaired loans and in part to loans charged off.

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $20.4 million at September 30, 2014 and $20.6 million at December 31, 2013.

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

The following table presents an analysis of the allowance for loan losses for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance at beginning of period	$103,905	$125,497	$113,462	$128,279
Allowance for unfunded credit commitments acquired through business combination	1,261	—	1,261	—
Utilization of allowance for unfunded credit commitments	(637)	—	(637)	—
Provision for credit losses	3,109	(3,304)	2,309	(2,804)
Charge-offs:
Commercial loans	606	1,686	1,142	3,030
Commercial loans collateralized by assignment of lease payments	—	—	40	—
Commercial real estate	1,027	1,236	9,910	5,131
Construction real estate	5	26	75	855
Residential real estate	740	713	1,438	2,074
Home equity	566	437	2,002	2,547
Indirect vehicles	1,043	572	2,546	1,930
Other consumer loans	497	485	1,582	1,501
Total charge-offs	4,484	5,155	18,735	17,068
Recoveries:
Commercial loans	564	579	2,888	1,808
Commercial loans collateralized by assignment of lease payments	425	—	555	1,131
Commercial real estate	2,227	966	3,279	5,353
Construction real estate	25	420	201	827
Residential real estate	4	48	529	461
Home equity	46	228	306	442
Indirect vehicles	402	372	1,283	1,111
Other consumer loans	65	74	211	185
Total recoveries	3,758	2,687	9,252	11,318
Net charge-offs	726	2,468	9,483	5,750
Allowance for credit losses	106,912	119,725	106,912	119,725
Allowance for unfunded credit commitments	(4,102)	(1,694)	(4,102)	(1,694)
Allowance for loan losses	$102,810	$118,031	$102,810	$118,031
Total loans	$8,983,017	$5,586,732	$8,983,017	$5,586,732
Ratio of allowance to total loans	1.14%	2.11%	1.14%	2.11%
Ratio of net charge-offs to average loans	0.04	0.18	0.21	0.14

Net charge-offs of $9.5 million were recorded in the nine months ended September 30, 2014 compared to net charge-offs of $5.8 million in the nine months ended September 30, 2013. A provision for credit losses of $2.3 million was recorded for the nine months ended September 30, 2014 compared to a negative provision for credit losses of $2.8 million for the nine months ended September 30, 2013.

The provision for credit losses for the nine months ended September 30, 2014 included a negative provision for credit losses of $2.4 million for the legacy MB Financial portfolio and a positive provision of $4.7 million related to the acquired Taylor Capital portfolio for loan renewals subsequent to the acquisition date and the establishment of a corresponding general reserve for Taylor Capital loans in excess of the loan discount. We anticipate recording a provision related to the acquired portfolio in future quarters related to renewing Taylor loans which will largely offset the accretion from non-purchase credit-impaired loans.

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

Lease investments by categories follow (in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Direct finance leases:
Minimum lease payments	$312,507	$155,945	$140,162
Estimated unguaranteed residual values	62,628	31,272	31,515
Less: unearned income	(29,448)	(14,473)	(14,607)
Direct finance leases (1)	$345,687	$172,744	$157,070
Leveraged leases:
Minimum lease payments	$13,549	$24,320	$23,232
Estimated unguaranteed residual values	1,712	2,508	2,573
Less: unearned income	(734)	(1,644)	(1,644)
Less: related non-recourse debt	(13,064)	(23,243)	(22,174)
Leveraged leases (1)	$1,463	$1,941	$1,987
Operating leases:
Equipment, at cost	$231,529	$218,473	$202,879
Less accumulated depreciation	(94,409)	(87,384)	(90,388)
Lease investments, net	$137,120	$131,089	$112,491

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leverage leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $32.8 million at September 30, 2014, $17.5 million at December 31, 2013 and $17.7 million at September 30, 2013.

At September 30, 2014, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2014	$4,637	$28	$6,374	$11,039
2015	8,694	954	8,259	17,907
2016	7,875	606	10,276	18,757
2017	14,743	105	9,105	23,953
2018	10,053	19	6,663	16,735
Thereafter	16,626	—	9,769	26,395
	$62,628	$1,712	$50,446	$114,786

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are generally reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $1 million per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees participate. Often times, there are several individual lease schedules under one master lease. There were 3,785 leases at September 30, 2014 compared to 3,590 at December 31, 2013.  The average residual value per lease schedule was approximately $30 thousand at September 30, 2014 and $21 thousand at December 31, 2013.  The average residual value per master lease schedule was approximately $125 thousand at September 30, 2014 and $82 thousand at December 31, 2013, respectively.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities were $281.7 million for the nine months ended September 30, 2014 compared to net cash flows provided by operating activities of $126.3 million for the nine months ended September 30, 2013.  The change is primarily due to the increase in sales of loans held for sale as a result of the acquisition of Taylor Capital's mortgage operations through the merger.

Cash used in investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the nine months ended September 30, 2014, the Company had net cash flows provided by investing activities of $705.1 million compared to net cash flows provided by investing activities of $139.0 million for the nine months ended September 30, 2013.  The change was primarily due to proceeds from sales of investment securities related to the balance sheet repositioning in September 2014 as well as the decrease in covered loans.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the nine months ended September 30, 2014, the Company had net cash flows used in financing activities of $1.0 billion compared to net cash flows used in financing activities of $296.2 million for the nine months ended September 30, 2013.  The change in cash flows from financing activities was primarily due to the decrease in short-term borrowings as a result of the balance sheet repositioning in September 2014.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at September 30, 2014, there were no firm lending commitments in place, management believes that we could borrow approximately $280 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago ("FHLB").  As of September 30, 2014, the Company had $354.2 million outstanding in FHLB advances, and could borrow an additional amount of approximately $798.5 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of

September 30, 2014, the Company had approximately $1.7 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. In addition, the Company has a $35.0 million unsecured line of credit with a correspondent bank. As of September 30, 2014, $15.0 million was outstanding. The holding company had $33.4 million in cash as of September 30, 2014.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations at September 30, 2014 as compared to December 31, 2013.

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

At September 30, 2014, the Company’s total risk-based capital ratio was 13.58%, Tier 1 capital to risk-weighted assets ratio was 12.62% and Tier 1 capital to average asset ratio was 12.27%. MB Financial Bank’s total risk-based capital ratio was 13.13%, Tier 1 capital to risk-weighted assets ratio was 12.16% and Tier 1 capital to average asset ratio was 11.82%. MB Financial Bank was categorized as “Well-Capitalized” at September 30, 2014 under the regulations of the Office of the Comptroller of the Currency.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from the recently completed MB Financial-Taylor Capital merger and our other merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the possibility that the expected benefits of the other acquisition transactions we previously completed will not be realized; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (4) results of examinations by the Office of Comptroller of Currency, the Federal Reserve Board, the Consumer Financial Protection Bureau and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan losses or write-down assets; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior, net interest margin and the value of our mortgage servicing rights; (7) the possibility that our mortgage banking business may increase volatility in our revenues and earnings and the possibility that the profitability of our mortgage banking business could be significantly reduced if we are unable to originate and sell mortgage loans at profitable margins or if changes in interest rates negatively impact the value of our mortgage servicing rights; (8) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (9) fluctuations in real estate values; (10) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market-place; (11) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (12) our ability to access cost-effective funding; (13) changes in financial markets; (14) changes in economic conditions in general and in the Chicago metropolitan area in particular; (15) the costs, effects and outcomes of litigation; (16) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in capital requirements pursuant to the Dodd-Frank Act and the implementation of the Basel III capital standards, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (17) changes in accounting principles, policies or guidelines; (18) our future acquisitions of other depository institutions or lines of business; and (19) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2014 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2014 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10%, and 6%, respectively, in the first three months, 11%, 26%, and 15%, respectively, in the next nine months, 52%, 58%, and 57%, respectively, from one year to five years, and 33%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$178,219	$—	$1,172	$—	$179,391
Investment securities	225,669	286,134	1,489,061	838,704	2,839,568
Loans held for sale	553,627	—	—	—	553,627
Loans, including covered loans	4,173,493	1,697,174	3,022,772	89,578	8,983,017
Total interest earning assets	$5,131,008	$1,983,308	$4,513,005	$928,282	$12,555,603
Interest Bearing Liabilities:
NOW and money market deposit accounts	$291,925	$795,583	$2,298,522	$811,136	$4,197,166
Savings deposits	51,053	143,916	529,324	207,692	931,985
Time deposits	658,105	1,209,398	421,515	12,825	2,301,843
Short-term borrowings	460,332	59,750	133,289	13,789	667,160
Long-term borrowings	3,944	11,072	60,144	2,109	77,269
Junior subordinated notes issued to capital trusts	185,681	—	—	—	185,681
Total interest bearing liabilities	$1,651,040	$2,219,719	$3,442,794	$1,047,551	$8,361,104
Rate sensitive assets (RSA)	$5,131,008	$7,114,316	$11,627,321	$12,555,603	$12,555,603
Rate sensitive liabilities (RSL)	1,651,040	3,870,759	7,313,553	8,361,104	8,361,104
Cumulative GAP (GAP=RSA-RSL)	3,479,968	3,243,557	4,313,768	4,194,499	4,194,499
RSA/Total assets	35.37%	49.04%	80.16%	86.55%	86.55%
RSL/Total assets	11.38	26.68	50.42	57.64	57.64
GAP/Total assets	23.99	22.36	29.74	28.92	28.92
GAP/RSA	67.82	45.59	37.10	33.41	33.41

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	September 30, 2014		December 31, 2013
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$18,686	4.40%	$10,596	3.84%
+ 1.00%	8,001	1.88	5,554	2.01
- 1.00%	(10,671)	(2.51)	(6,553)	(2.38)

In the interest rate sensitivity table above, changes in net interest income between September 30, 2014 and December 31, 2013 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to higher cost certificates of deposit in a rising rate environment.

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

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2014 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended September 30, 2014, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 26, 2013, an action captioned James Sullivan v. Taylor Capital Group, Inc., et al., Case No. 2013-CH17751 (the “Sullivan Action”) was commenced against Taylor Capital, the board of directors of Taylor Capital (the “Taylor Capital Board”), and MB Financial (collectively, the “Defendants”) in the Circuit Court of Cook County, Illinois (the “Court”), alleging that the Taylor Capital Board breached its fiduciary duties in connection with the MB Financial/Taylor Capital merger (the “Merger”) and that MB Financial aided and abetted those breaches of fiduciary duty.  On August 8, 2013, a stockholder class action captioned Dennis Panozzo v. Taylor Capital Group, Inc., et. al., Case No. 2013-CH-18546 (the “Panozzo Action”) was commenced against the Defendants in the Court making similar allegations in connection with the Merger.  Subsequently, on September 10, 2013, the Sullivan Action and the Panozzo Action were consolidated pursuant to Court order under the first-filed Sullivan Action, Case No. 2013-CH17751 (as so consolidated, the “Action”).  On October 24, 2013, the plaintiffs in the Action (the “Plaintiffs”) filed a consolidated amended class action complaint, alleging that the Taylor Capital Board breached its fiduciary duties in connection with the Merger, including by making incomplete and misleading disclosures concerning the Merger, and that MB Financial aided and abetted those breaches of fiduciary duty.

On February 17, 2014, solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest, the Defendants entered into a memorandum of understanding (the “MOU”) with the Plaintiffs regarding the settlement of the Action pursuant to which Taylor Capital and MB Financial agreed to make certain supplemental disclosures concerning the Merger, which each of Taylor Capital and MB Financial did in a Current Report on Form 8-K filed by each company on February 18, 2014 (the “Form 8-Ks”).  On July 10, 2014, the parties entered into a definitive settlement agreement.   The agreement provides that, solely for purposes of settlement, the Court will certify a class consisting of all persons who were record or beneficial stockholders of Taylor Capital when the Merger was approved by the Taylor Capital Board or any time thereafter (the “Class”).  In addition, the agreement provides that, subject to approval by the Court after notice to the members of the Class (the “Class Members”), the Action will be dismissed with prejudice and all claims that the Class Members may possess with regard to the Merger, with the exception of claims for statutory appraisal, will be released.  Class Members will be afforded an opportunity to opt out of the class solely with regard to any monetary claims they may possess.  In connection with the settlement, the Plaintiffs’ counsel has expressed their intention to seek an award by the Court of attorneys’ fees and expenses.  The amount of the award to the Plaintiffs’ counsel will ultimately be determined by the Court.  This payment will not affect the amount of merger consideration paid by MB Financial or that any Taylor Capital stockholder received in the Merger.  The proposed settlement has been presented to the Court, and received preliminary approval.  It is expected that the proposed settlement will be presented to the Court for final approval on or about November 12, 2014. There can be no assurance that the Court will approve the settlement.  In the absence of such approval, the proposed settlement will terminate.

The Defendants continue to believe that the Action is without merit, have vigorously denied, and continue to vigorously deny, all of the allegations of wrongful or actionable conduct asserted in the Action, and the Taylor Capital Board vigorously maintains that it diligently and scrupulously complied with its fiduciary duties, that the joint proxy statement/prospectus dated January 14, 2014 mailed to the stockholders of Taylor Capital and MB Financial was complete and accurate in all material respects and that no further disclosure was required under applicable law. The Defendants entered into the MOU and the settlement solely to eliminate the costs, risks, burden, distraction and expense of further litigation and to put the claims that were or could have been asserted to rest.  Nothing in the MOU, any settlement agreement or any public filing, including the Form 8-Ks, shall be deemed an admission of the legal necessity of filing or the materiality under applicable laws of any of the additional information contained therein or in any public filing associated with the proposed settlement of the Action.

Based on information currently available, consultations with counsel and established reserves, management believes that the outcome of this litigation will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the following:

Dependence on our mortgage business may increase volatility in our consolidated revenues and earnings and our residential mortgage lending profitability could be significantly reduced if we are not able to originate and sell mortgage loans at profitable margins.

We significantly increased our mortgage business as a result of our acquisition of Taylor Capital’s mortgage business in the Taylor Capital merger. As a result of the factors set forth below with respect to our mortgage business, we could experience significant volatility in our consolidated revenue and consolidated net income available for common stockholders.

Mortgage production, especially refinancing, generally declines in rising interest rate environments. While we experienced historically low interest rates in recent years, interest rates began to rise in 2013. Accordingly, if interest rates rise further, or even if they do not, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to the interest rate environment, our mortgage business is dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans into that market.

Our ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single-family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by the government sponsored enterprises ("GSEs") and other institutional and non-institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Because the largest participants in the secondary market are GSEs whose activities are governed by federal law, any future changes in laws that significantly affect them could, in turn, materially and adversely affect us. The impact on us of existing proposals to reform Fannie Mae and Freddie Mac, which were placed into conservatorship in 2008, is difficult to predict. In addition, our ability to sell mortgage loans readily is dependent upon our ability to remain eligible for the programs offered by GSEs and other market participants. Our ability to remain eligible to originate and securitize government insured loans may also depend on our having an acceptable delinquency ratio for Federal Housing Administration loans relative to our peers.

Any significant impairment of our eligibility to participate in the programs offered by the GSEs could materially and adversely affect us. Further, the criteria for loans to be accepted under such programs may be changed from time-to-time by the sponsoring entity which could result in a lower volume of corresponding loan originations or other administrative costs.

Changes in interest rates may change the value of our mortgage servicing rights ("MSRs") portfolio which may increase the volatility of our earnings.

 As a result of our mortgage servicing business, we have a sizable portfolio of MSRs. An MSR is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. We invest in MSRs to support mortgage banking strategies and diversify revenue streams from our mortgage banking segment.

We measure and carry all of our residential MSRs using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.

The primary risk associated with MSRs is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than previously estimated. Although we invest in MSRs to diversify the revenue streams from our mortgage banking segment, the increasing size of our MSR portfolio may increase our interest rate risk and correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our MSRs.

At September 30, 2014, our MSRs had a fair value of approximately $249.4 million. Changes in fair value of our MSRs are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our MSRs may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our MSRs, our financial condition and results of operations would be negatively affected.

The Basel III Rule constrains the inclusion of MSRs in capital and requires deductions from Common Equity Tier 1 Capital in the event such assets exceed a certain percentage of a bank’s Common Equity Tier 1 Capital.

Certain hedging strategies that we use to manage investment in MSRs, mortgage loans held for sale and interest rate lock commitments may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.

We use derivative instruments to hedge MSRs, mortgage loans held for sale and interest rate lock commitments to offset changes in fair value resulting from changing interest rate environments. Our hedging strategies are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, hedging strategies rely on assumptions and projections regarding assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates, we may incur losses that would adversely impact earnings.

Our mortgage loan repurchase reserve for losses could be insufficient.

We currently maintain a repurchase reserve, which is a liability on our consolidated balance sheets, to reflect our best estimate of expected losses that we will incur on loans that we have sold or securitized into the secondary market and must subsequently repurchase or with respect to which we must indemnify the purchasers and insurers because of violations of customary representations and warranties. Increases to this reserve for current loan sales reduce mortgage banking revenue. The level of the reserve reflects management's continuing evaluation of loss experience on repurchased loans, indemnifications and present economic conditions, as well as the actions of loan purchasers and guarantors. The determination of the appropriate level of the mortgage loan repurchase reserve inherently involves a high degree of subjectivity and requires us to make estimates of repurchase risks and expected losses subsequently experienced. Both the assumptions and estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses. If additional reserves are required, it could have a material adverse effect on our business, financial condition and results of operations.

A significant increase in certain loan balances associated with our mortgage business may result in liquidity risk related to the funding of these loans.

The held for sale loan balance in our mortgage business represents mortgage loans that are in the process of being sold to various investors. Loan balances steadily accumulate and then decrease at the time of sale. We fund these balances through short term funding, primarily through Federal Home Loan Bank ("FHLB") advances, which require collateral. In the event that we experience a significant increase in our held for sale loan balances, our liquidity could be negatively impacted as we increase our short term borrowings and therefore our required collateral. Although we have access to other sources of contingent liquidity, we could be materially and adversely affected if we fail to effectively manage this risk.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended September 30, 2014 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 — July 31, 2014	50,500	$27.77	—	1,000,000
August 1, 2014 — August 31, 2014	28,540	28.23	—	1,000,000
September 1, 2014 — September 30, 2014	517	28.32	—	1,000,000
Total	79,557	$27.94	—

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

MB FINANCIAL, INC.
(registrant)

Date:	November 10, 2014	By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2014	By:	/s/Jill E. York
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

3.1A
Articles Supplementary to the Charter of the Registrant for the Registrant’s Perpetual Non-Cumulative Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A filed on August 14, 2014 (File No.001-36599))

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

10.4D	Form of Change in Control Severance Agreement between MB Financial Bank, National Association and each of Randall T. Conte, Michael J. Morton, Lawrence G. Ryan and Michael D. Sharkey

10.5
Form of Letter Agreement dated December 4, 2008 between MB Financial, Inc. and each of Mitchell Feiger, Jill E. York, Burton Field, Larry J. Kallembach, Brian Wildman, Rosemarie Bouman, and Susan Peterson relating to the TARP Capital Purchase Program (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.5A
Form of Compensation Amendment and Waiver Agreement under the TARP Capital Purchase Program between MB Financial, Inc. and certain employees (incorporated herein by reference to Exhibit 10.5A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 0-24566-01))

10.5B
Form of Compensation Amendment and Waiver Agreement under the TARP Capital Purchase Program between MB Financial, Inc. and each of Mark A. Heckler and Edward F. Milefchik (incorporated herein by reference to Exhibit 10.5B to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 0-24566-01))

10.7
MB Financial, Inc. Third Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”) (incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement filed on April 11, 2014 (File No. 0-24566-01))

EXHIBIT INDEX
Exhibit Number	Description

10.8
MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.9
MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.10
Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of MB Financial, Inc., a Delaware corporation (then known as Avondale Financial Corp.) for the year ended December 31, 1996 (File No. 0-24566))

10.11
Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Mitchell Feiger (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.11A
Form of Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock between MB Financial, Inc. and Rosemarie Bouman, Burton J. Field, Mark A. Heckler, Larry J. Kallembach, Edward F. Milefchik, Susan G. Peterson and Brian J. Wildman (incorporated herein by reference to Exhibit 10.11A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 0-24566-01))

10.12
Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Jill E. York (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.13
Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

10.13A
Amendment to Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo ((incorporated herein by reference to Exhibit 10.13A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.15
Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Burton J. Field, Jill E. York, Larry J. Kallembach, Brian Wildman, and Susan Peterson (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.15A
Tax Gross Up Agreement between the Registrant and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.15A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.16
Form of Incentive Stock Option Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

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

EXHIBIT INDEX
Exhibit Number	Description

10.23A
Supplemental Agreement, dated as of August 15, 2014, by and among the Registrant, MB Financial Bank, N.A., and Jennifer W. Steans, as representative of certain principal stockholders of Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 20, 2014 (File No.001-36599))

10.23B
Escrow Agreement, dated as of August 15, 2014, by and among MB Financial Bank, N.A., Jennifer W. Steans, as representative of certain principal stockholders of Taylor Capital Group, Inc., and The Northern Trust Company, as escrow agent (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 20, 2014 (File No.001-36599))

10.24
Employment Agreement, dated as of July 14, 2013 by and between the Registrant, MB Financial Bank, N.A. and Mark A. Hoppe (included as Exhibit E to the Agreement and Plan of Merger, dated as of July 14, 2013, by and between the Registrant and Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 18, 2013 (File No.0-24566-01)))

10.25
Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Taylor Capital Group, Inc. for the year ended December 31, 2008 (File No. 000-50034))

10.25A
Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 of Taylor Capital Group, Inc. filed May 24, 2002 (Registration No. 333-89158))

10.25B	Amendment to the Taylor Capital Group, Inc. Deferred Compensation Plan

10.26
Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Taylor Capital Group, Inc. for the quarterly period ended June 30, 2009 (File No. 000-50034))

10.26A	Amendment to the Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan

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

101
The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith