Form 10-K
period 2014-12-31
MB FINANCIAL INC /MD
filed 2015-02-27
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 001-36599

MB FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland	36-4460265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 West Madison Street, Chicago, Illinois	60607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (888) 422-6562

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Perpetual Non-Cumulative Preferred Stock, Series A	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," “accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $1,446,208,206 as of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates.”

There were issued and outstanding 75,193,005 shares of the Registrant’s common stock as of February 26, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s 2015 Annual Meeting of Stockholders.	Part III

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2014

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from the recently completed MB Financial-Taylor Capital merger and our other merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the possibility that the expected benefits of the other acquisition transactions we previously completed will not be realized; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (4) results of examinations by the Office of Comptroller of Currency, the Federal Reserve Board, the Consumer Financial Protection Bureau and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan and lease losses or write-down assets; (5) competitive pressures among depository institutions; (6) interest rate movements and their impact on customer behavior, net interest margin and the value of our mortgage servicing rights; (7) the possibility that our mortgage banking business may increase volatility in our revenues and earnings and the possibility that the profitability of our mortgage banking business could be significantly reduced if we are unable to originate and sell mortgage loans at profitable margins or if changes in interest rates negatively impact the value of our mortgage servicing rights; (8) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (9) fluctuations in real estate values; (10) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market-place; (11) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (12) our ability to access cost-effective funding; (13) changes in financial markets; (14) changes in economic conditions in general and in the Chicago metropolitan area in particular; (15) the costs, effects and outcomes of litigation; (16) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in capital requirements pursuant to the Dodd-Frank Act and the implementation of the Basel III capital standards, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (17) changes in accounting principles, policies or guidelines; (18) our future acquisitions of other depository institutions or lines of business; and (19) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

General

MB Financial, Inc., headquartered in Chicago, Illinois, is a financial holding company with banking offices located primarily in the Chicago area.  The words “MB Financial,”  “the Company,” “we,” “our” and “us” refer to MB Financial, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.  Our primary market is the Chicago metropolitan area, in which we operate 86 banking offices through our bank subsidiary, MB Financial Bank, N.A. (MB Financial Bank). Through MB Financial Bank, we offer a broad range of financial services primarily to small and middle market businesses and individuals in the markets that we serve.  Our primary business segments include banking, leasing and mortgage banking.  As of December 31, 2014, on a consolidated basis, we had total assets of $14.6 billion, deposits of $11.0 billion, stockholders’ equity of $2.0 billion, and client assets under management of $3.6 billion in our Wealth Management Group (including $2.3 billion in our trust department and $1.3 billion in our majority-owned asset management firm, Cedar Hill Associates LLC).

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

For the Heritage, Benchmark, New Century and Broadway transactions, MB Financial Bank entered into loss-share agreements with the FDIC.  Under the loss-share agreements, MB Financial Bank shares with the FDIC in the losses on assets (generally loans and other real estate owned referred to as “covered loans” and “covered other real estate owned”) covered under the agreements for specified time periods (generally ten years for single family residential real estate loans and five years for commercial loans), after which MB Financial Bank will absorb 100% of any losses. The commercial loan loss-share agreements for the Heritage and Benchmark transactions expired in March 2014 and December 2014, respectively, and the commercial loan loss-share agreements for the Broadway and New Century transactions will expire in June 2015. See “Item 1A. Risk Factors-Our participation in the loss-share agreements with the FDIC requires that we follow certain servicing procedures, and the terms of certain loans may exceed the coverage periods under the loss-share agreements.”

On December 28, 2012, MB Financial Bank acquired Celtic Leasing Corp. (“Celtic”), a privately held, mid-ticket equipment leasing company.

On August 18, 2014, the Company completed the Taylor Capital Group, Inc. ("Taylor Capital") merger. Consideration paid was $648.8 million, including $519.3 million in common stock and $129.5 million in cash. The Company issued 19.6 million shares of common stock as a result of the merger. In addition, each share of Taylor Capital’s Perpetual Non-Cumulative Preferred Stock, Series A was converted into one share of the Company's Perpetual Non-Cumulative Preferred Stock, Series A with substantially identical terms. See Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

MB Financial Bank Subsidiaries

MB Financial Bank, our largest subsidiary, has three wholly owned subsidiaries with significant operating activities: LaSalle Systems Leasing, Inc. ("LaSalle"), Celtic and Cole Taylor Equipment Finance, LLC, ("Equipment Finance") a subsidiary that was acquired through the Taylor Capital merger. MB Financial Bank also has a majority owned subsidiary with significant operating activities, Cedar Hill Associates, LLC ("Cedar Hill").

LaSalle, which we acquired in 2002, focuses on leasing technology-related equipment to middle market and larger businesses located throughout the United States.  LaSalle also specializes in brokering third party equipment maintenance contracts as well as technology-related equipment. Celtic focuses on leasing equipment to middle market health care, legal, technology, and manufacturing companies located throughout the United States. Equipment Finance offers a full range of equipment finance options and specializes in originating and syndicating commercial equipment leases of U.S. middle-market companies.

Cedar Hill is an asset management firm located in Chicago, Illinois in which we acquired a majority interest in April 2008.

During the fourth quarter of 2012, Vision Investment Services, Inc., a registered broker/dealer with the Securities and Exchange Commission and a subsidiary of MB Financial Bank, was dissolved.

Operating Segments

Our operations are managed based on the operating results of three reportable segments: banking, leasing and mortgage banking. Our chief operating decision-makers use financial information from our three reportable segments to make operating and strategic decisions. For financial information about our reportable segments, see Note 21 of the Notes to the Consolidated Financial Statements contained in Item 8. of this report.

Banking. We concentrate on serving small and middle market businesses and their owners. We also serve consumers who live or work near our branches. We operate four primary lines of business within our banking segment: commercial banking, lease banking, retail banking, and wealth management. Each is described below.

Commercial Banking.  Commercial banking focuses on serving middle market businesses, primarily located in the Chicago metropolitan area. We provide a full set of credit, deposit, treasury management, capital markets, and international banking products to these companies. In general, our credit products are designed for companies with annual revenues between $10 million and $500 million. We have a broad range of credit products for our target market, including working capital loans and lines of credit; accounts receivable financing; inventory and equipment financing; industrial revenue bond financing; business acquisition loans; owner occupied real estate loans; asset-based loans; and financial, performance and commercial letters of credit. Our deposit and treasury management products are designed for companies with annual revenues up to $500 million and include internet banking products, investment sweep accounts, zero balance accounts, automated tax payments, ATM access, telephone banking, lockbox, automated clearing house transactions, account reconciliation, controlled disbursement, detail and general information reporting, wire transfers, vault services for currency and coin, remote deposit capture and checking accounts. Our capital markets products include derivatives and interest rate risk solutions, capital solutions, merger and acquisition advisory, and real estate debt and equity placement. Our international banking services include trade services, export trade finance, and foreign exchange. We also provide a full set of credit, deposit and treasury management services for real estate operators and investors.

Lease Banking. Lease banking offers loans similar to those offered in the commercial banking business line but serves equipment lessors located throughout the United States. We have provided banking services to this industry for more than four decades. Competition in serving equipment lessors generally comes from large banks, finance companies, large industrial companies and some community banks. We compete based upon rapid decision-making and elite service and by providing flexible financial solutions to meet our customers' needs. We provide full banking services to leasing companies by financing the debt portion of leveraged equipment leases (referred to as lease loans), providing short and long-term equity financing and making working capital and bridge loans. For lease loans, a lessee's credit is often rated as investment grade for its public debt by Moody's, Standard & Poors or the equivalent. Whether or not a lessee has a public debt rating, they are subject to the same internal credit analysis as any other customer of MB Financial Bank. Lessees include investment grade “Fortune 1000” companies located throughout the U.S. and large middle-market companies.

Retail Banking. Retail banking has 86 banking offices and 132 ATMs located throughout the Chicago metropolitan area. We also have one branch in Philadelphia, Pennsylvania. Our target customer includes individuals who live and work near our branch offices, as well as companies with annual revenues of $1 to $10 million located near our offices. We offer a variety of personal banking options designed to meet the needs of all market segments. In addition to traditional checking account products, we offer both internet banking and mobile banking services to provide convenience and added technology for our customers. Our customers can take advantage of our MB Debit MasterCard, our Platinum Credit Card and our Everyday Prepaid Card.

Our business banking division continues to grow. This division offers the same business services available to our larger commercial business customers, customized to smaller businesses. These customers are afforded the expertise of a business banker and the personal attention of a local branch. We offer a small business corporate credit card as well as a multi-card which serves as a travel and entertainment card or a purchasing card for our larger commercial customers.

Our cards division, MB Payment Solutions, offers general reloadable prepaid cards, payroll cards, incentive cards and gift cards. These products are extended to existing customers and offered nationally to companies needing card payment solutions.

Wealth Management.  Our wealth management group provides comprehensive wealth management solutions to individuals, corporations and not-for-profits. We provide investment management, custody, personal trust, financial planning and wealth advisory services to business owners, high net worth individuals, foundations, endowments and municipal agencies, and private banking services through our private bankers, asset management and trust advisors and Cedar Hill, a registered investment advisor. Estate settlement, guardianship and retirement plan services are provided through our asset management and trust group. Our investment advisors working in our branches offer a wide variety of financial products and services to our retail customers, including non-FDIC insured investment alternatives and/or insurance products. MB Financial Bank subsidiary Cedar Hill also provides clients with non-FDIC insured investment alternatives and/or insurance products.

Leasing. Leasing includes lease originations and related services offered through our lease subsidiaries, LaSalle Systems Leasing, Inc., Celtic Leasing Corp. and Cole Taylor Equipment Finance, LLC. We invest directly in equipment that we lease (referred to as direct finance, leveraged or operating leases) to "Fortune 1000," large middle-market companies and healthcare providers located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business, thereby increasing the likelihood of renewal at the end of the lease term. Our leasing subsidiaries also specialize in brokering third party equipment maintenance contracts to large companies.

Mortgage Banking. The mortgage banking segment originates residential mortgage loans for sale to investors and for the Company's portfolio through its retail and third-party channels, as well as our 86 retail banking branches. This segment also services residential mortgage loans for various investors and for loans owned by the Company. The mortgage banking segment is subject to an extensive system of laws and regulations that are intended primarily for the protection of customers. Most of the activity in our mortgage banking segment is attributable to the mortgage banking business we acquired in connection with the Taylor Capital merger.

Lending Activities

General.  Our loan portfolio consists primarily of loans to businesses or for business purposes.

Commercial.  We make commercial loans mainly to middle market businesses, generally located in the Chicago area.  Borrowers tend to be privately-owned and are generally manufacturers, wholesalers, distributors, long-term health care operators and service providers.  Loan products offered are primarily working capital, term loans and lines of credit that help our customers finance accounts receivable, inventory and equipment.  We also offer financial, performance and commercial letters of credit.  Commercial loans secured by owner occupied real estate are classified as commercial real estate loans.  Most commercial loans are short-term in nature, being one year or less, with the maximum term generally being five to seven years.  Our commercial loans typically range in size from $250 thousand to $30 million.

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

We also offer asset-based loans made to businesses with the primary source of repayment derived from payments on the related assets securing the loan and secondarily liquidation of the collateral. Collateral for these loans may include accounts receivable, inventory and equipment, and is monitored regularly to ensure ongoing sufficiency of collateral coverage and quality. The primary risk for these loans is a significant decline in collateral values due to general market conditions. Loan terms that mitigate these risks include typical industry amortization schedules, percentage of collateral advances, maintenance of cash collateral accounts and regular asset monitoring. Because of the national scope of our asset-based lending, the risk of these loans is also diversified by geography.

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

Construction Real Estate.  Prior to 2008, we provided construction loans for the acquisition and development of land and construction of condominiums, townhomes, and one-to-four family residences.  We also provided acquisition, development and construction loans for retail and other commercial purposes, primarily in our market areas, as well as provided financing for owner occupied real estate. Since 2008, we have primarily focused on providing construction loans for owner occupied real estate and periodically funding projects to strong borrowers.  Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion.  Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation on real property, our estimates with regard to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness.  If our estimate of the value of a project at completion proves to be overstated, or market values have declined since we originated our loan, we may have inadequate security for repayment of the loan and we may incur a loss.

Lease Loans.  We lend money to leasing companies to finance the debt portion of leases (which we refer to as lease loans).  A lease loan arises when a lessor discounts the equipment rental revenue stream owed to the lessor by a lessee.  Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment.  For this reason, we underwrite lease loans by examining the creditworthiness of the lessee rather than the lessor.  Generally, lease loans are secured by an assignment of lease payments and a security interest in the equipment being leased.  As with commercial loans secured by equipment, equipment securing our lease loans may depreciate over time, may be difficult to value and may fluctuate in value.  We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for repayment of all required amounts under lease loans.  In the event of default, it is unlikely that the proceeds from the sale of leased equipment will be sufficient to satisfy the outstanding unpaid amounts under terms of the lease loan.

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

Residential Real Estate.  Primarily, we originate fixed and adjustable rate residential real estate loans secured by one to four unit dwellings.  Terms of first mortgages generally range from five to thirty years.  In deciding whether to make a residential real estate loan, we consider the qualifications of the borrower as well as the value of the underlying property.  Our general practice is to sell a majority of our newly originated fixed-rate residential real estate loans and to hold in portfolio a limited number of adjustable-rate residential real estate loans with 15 and 30 year maturities.

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

Personnel

As of December 31, 2014, we and our subsidiaries employed a total of 2,839 full-time equivalent employees.  We consider our relationship with our employees to be good.

Supervision and Regulation

We, our bank subsidiary, and its subsidiaries, are subject to an extensive system of laws and regulations that are intended primarily for the protection of customers and depositors and not for the protection of security holders.  These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, and rates of interest that can be charged on loans.  Described below are elements of selected laws and regulations.  The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

Holding Company Regulation.  As a bank holding company and financial holding company, we are subject to comprehensive regulation by the Board of Governors of the Federal Reserve System, frequently referred to as the Federal Reserve Board, under the Bank Holding Company Act of 1956 (the "Bank Holding Company Act"), as amended by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, and other legislation.  We must file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and our holding company and non-banking affiliates are subject to examination by the Federal Reserve Board.  Under Federal Reserve Board policy, the Dodd-Frank Act and Federal Reserve Board regulations, a bank holding company must serve as a source of strength for its bank subsidiaries.  The Federal Reserve Board may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized bank subsidiary.  The Bank Holding Company Act provides that a bank holding company must obtain Federal Reserve Board approval before:

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

The Gramm-Leach-Bliley Act amended portions of the Bank Holding Company Act to authorize bank holding companies, such as us, directly or through non-bank subsidiaries to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity.  In order to undertake these activities, a bank holding company must become a “financial holding company” by submitting to the appropriate Federal Reserve Bank a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed.  Our election to become a financial holding company became effective in July 2002.

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

When the total assets of our bank subsidiary have exceeded $10 billion for four consecutive quarters, the bank and its affiliates become subject to the examination and enforcement powers of the Consumer Financial Protection Bureau (the “CFPB”) with respect to federal consumer financial laws.

Capital Adequacy.  The Federal Reserve Board, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation (collectively, the federal banking agencies) have issued substantially similar risk-based and leverage capital regulations applicable to bank holding companies and banks.  In addition, these agencies may from time to time require that a bank holding company or bank maintain capital above the minimum levels, based on its financial condition or actual or anticipated growth. Following is a description of the capital regulations in effect through December 31, 2014. For a description of modifications to these regulations that became effective January 1, 2015, see “--New Capital Regulations” below.

The Federal Reserve Board’s risk-based regulations establish a two-tier capital framework.  Tier 1 capital generally consists of common stockholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles.  Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan and lease loss allowance, and unrealized holding gains on certain equity securities.  The sum of Tier 1 and Tier 2 capital represents qualifying total capital, at least 50% of which must consist of Tier 1 capital.

Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets.  Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk.  For bank holding companies, generally the minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%.  Our Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2014 were 12.61% and 13.62%, respectively.

The Federal Reserve Board’s leverage capital guidelines establish a minimum leverage ratio determined by dividing Tier 1 capital by adjusted average total assets.  The minimum leverage ratio is 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2014, we had a leverage ratio of 10.47%.

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

The Dodd-Frank Act includes certain provisions concerning the capital regulations of the United States banking regulators, which are often referred to as the “Collins Amendment.”  These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company, such as our company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital.  The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed below. See “--New Capital Regulations” below.  The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction.

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

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and a net stable funding ratio (“NSFR”).  The purpose of the LCR is to ensure that banks and their holding companies maintain adequate unencumbered, high quality liquid assets to meet liquidity needs for 30 days under a severe liquidity stress scenario.  The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon.  Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks.  The federal banking agencies have adopted a rule on liquidity coverage requirements applicable only to banking organizations with total consolidated assets of $250 billion or more, $10 billion or more in on-balance sheet foreign exposure, and setting less stringent requirements for organizations with $50 billion or more in total assets.

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

The various federal bank regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by the Federal Deposit Insurance Corporation Improvement Act, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures.  These regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized.  Under the regulations in effect through December 31, 2014, a “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive or order.  An institution is “adequately capitalized” if it has a Tier 1 risk-based capital ratio of at least 4%, a total risk-based capital ratio of at least 8% and a leverage ratio of at least 4% (3% in certain circumstances).  An institution is “undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 4%, a total risk-based capital ratio of less than 8% or a leverage ratio of less than 4% (3% in certain circumstances).  An institution is “significantly undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 3%, a total risk-based capital ratio of less than 6% or a leverage ratio of less than 3%.  An institution is “critically undercapitalized” if its tangible equity is equal to or less than 2% of total assets.  Generally, an institution may be reclassified in a lower capitalization category if it is determined that the institution is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

As of December 31, 2014, our bank subsidiary met the requirements to be classified as “well-capitalized.”

In connection with new capital regulations, changes to the prompt corrective action rules have been adopted. See “--New Capital Regulations” below.

New Capital Regulations

The federal banking agencies have adopted regulations that substantially amend the capital regulations currently applicable to us. These regulations implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

New Capital Rules. Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), we and our bank subsidiary became subject to new capital requirements adopted by the Federal Reserve and the OCC. These new requirements create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the leverage and Tier 1 capital ratios, change the risk-weights of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit our ability and the ability of our bank subsidiary to pay dividends, repurchase shares or pay discretionary bonuses.

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

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (0% to 600%) for equity exposures.

In addition to the minimum CET1, Tier 1 and total capital ratios, we and our bank subsidiary will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

The OCC’s prompt corrective action standards changed effective January 1, 2015. Under the new standards, in order to be considered well-capitalized, our bank subsidiary must have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8% (increased from 6%), a total risk-based capital ratio of 10% (unchanged) and a leverage ratio of 5% (unchanged).

We have determined that we and our bank subsidiary meet all these new requirements, including the full capital conservation buffer.

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

As described above under “--New Capital Regulations,” beginning January 1, 2016 the capital conservation buffer requirement can also restrict our ability and the ability of our bank subsidiary to pay dividends.

Federal Deposit Insurance Reform.  The FDIC maintains the Deposit Insurance Fund (the “DIF”).  The deposit accounts of our bank subsidiary are insured by the DIF to the maximum amount provided by law.  The general insurance limit is $250 thousand.  This insurance is backed by the full faith and credit of the United States Government.

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

Volcker Rule. Under the Dodd-Frank Act and regulations adopted by the federal banking agencies in December 2013 to implement the provisions of the Act known as the Volcker Rule, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates, (collectively, “banking entities”), are generally prohibited, subject to certain exemptions, from proprietary trading and from acquiring or retaining an ownership interest in a "covered fund". These regulations became effective April 15, 2014, with a conformance period for certain features lasting until July 21, 2015.

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

Regulatory Reform.  On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act (as amended) implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

•
Centralize responsibility for consumer financial protection by creating the CFPB, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that apply to all banks and certain others, including examination and enforcement powers with respect to any bank with more than $10 billion in assets and its affiliates, and the power to prohibit unfair, deceptive or abusive acts or practices.

•
Restrict the preemption of state consumer financial protection law by federal law and disallow subsidiaries and affiliates of national banks, such as MB Financial Bank, from availing themselves of such preemption.

•	Require new capital rules.

•
Require publicly-traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for enterprise-wide risk management practices, comprised of an independent chairman and at least one risk management expert.

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

•	Make permanent the $250 thousand limit for federal deposit insurance.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

•	Allow de novo interstate branching by banks.

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

Consumer Protection Laws.

We are subject to a number of federal and state consumer protection laws, including laws designed to protect customers and promote lending to various sectors of the economy and population. These laws include, among others, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and their respective state law counterparts.

As indicated above, the Dodd-Frank Act created the CFPB, a new, independent federal agency with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above, fair lending laws and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. Our subsidiary bank will become subject to the CFPB’s examination and primary enforcement authority once the bank’s total assets have exceeded $10 billion for four consecutive quarters; until such time, this examination and enforcement authority with respect to the bank will be held by the OCC.

The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The CFPB has finalized a number of significant rules which impact nearly every aspect of the lifecycle of a residential mortgage loan. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the reasonable ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time. We are continuing to analyze the impact that such rules may have on our business. In addition to the exercise of its rulemaking authority, the CFPB’s supervisory powers entitle the CFPB to examine institutions for violations of consumer lending laws, even in the absence of consumer complaints or damages.

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

As of December 31, 2014, excluding loans acquired in the Broadway and New Century FDIC-assisted transactions and covered by our loss-sharing agreements with the FDIC for those transactions and purchased credit-impaired loans, approximately 39% of our total loan portfolio was secured by real estate (compared to approximately 42% as of December 31, 2013), a majority of which is commercial real estate.

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

At December 31, 2014, excluding loans acquired in the Broadway and New Century FDIC-assisted transactions and covered by our loss-sharing agreements with the FDIC for those transactions and purchased credit-impaired loans, our commercial real estate loans totaled $2.5 billion, or 28% of our total loan portfolio. This loan type represented approximately 38% of our total non-performing loans as of December 31, 2014.

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

We make our commercial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial loans may depreciate over time, be difficult to appraise and fluctuate in value. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. Accordingly, we make our commercial loans primarily based on the historical and expected cash flow of the borrower and secondarily on underlying collateral provided by the borrower. At December 31, 2014, our commercial loans totaled $3.2 billion, or 36% of our total loan portfolio. This loan type represented approximately 16% of our total non-performing loans as of December 31, 2014.

We lend money to small and mid-sized independent lessors to finance the debt portion of leases. A lease loan arises when a lessor discounts the equipment rental revenue stream owed to the lessor by a lessee. Our lease loans entail many of the same types of risks as our commercial loans. Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease loan, it is unlikely that the proceeds from the sale of the leased equipment will be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2014, our lease loans totaled $1.7 billion, or 18% of our total loan portfolio. This loan type represented approximately 7% of our total non-performing loans as of December 31, 2014.

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

Our non-performing consumer related loans increased from $25.4 million, or 24% of our total non-performing loans, as of December 31, 2013 to $34.0 million, or 39% of our total non-performing loans, as of December 31, 2014, primarily due to a group of restructured loans that were less than 90 days past due as of December 31, 2014 but reported as non-performing. Non-performing home equity and residential real estate loans together accounted for 95% of the consumer related non-performing loans as of December 31, 2014.

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

Except for our leasing and lease loan activities, asset-based lending activities, mortgage banking activities and certain treasury management services, which are nationwide, our lending and deposit gathering activities are concentrated in the Chicago metropolitan area. Our success depends on the general economic conditions of this metropolitan area and its surrounding areas.

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

Many of our investment securities are issued by and some of our loans are made to the U.S. government and government agencies and sponsored entities. Uncertain domestic political conditions, including prior federal government shutdowns and potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government and loans to the federal government pose credit default and liquidity risks. In 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States from AAA to AA+. A further downgrade or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.

Our allowance for loan and lease losses may prove to be insufficient to absorb losses in our loan portfolio.

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

We maintain an allowance for loan and lease losses, a reserve established through a provision for credit losses charged to expense, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience as well as current macroeconomic factors; and

•	our specific reserve, based on our evaluation of non-performing loans and their underlying collateral.

The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan and lease losses. In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, we may need additional provisions to replenish the allowance for loan and lease losses. Any increases in the allowance for loan and lease losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

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

Mortgage production, especially refinancing, generally declines in rising interest rate environments. We have experienced historically low interest rates in recent years. If interest rates rise, or even if they do not, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to the interest rate environment, our mortgage business is dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans into that market.

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

Changes in interest rates may change the value of our mortgage servicing rights portfolio which may increase the volatility of our earnings.

As a result of our mortgage servicing business, we have a sizable portfolio of mortgage servicing rights. A mortgage servicing right is the right to service a mortgage loan - collect principal, interest and escrow amounts - for a fee. We invest in mortgage servicing rights to support mortgage banking strategies and diversify revenue streams from our mortgage banking segment.

We measure and carry all of our residential mortgage servicing rights using the fair value measurement method. Fair value is determined as the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.

The primary risk associated with mortgage servicing rights is that in a declining interest rate environment, they will likely lose a substantial portion of their value as a result of higher than anticipated prepayments. Moreover, if prepayments are greater than expected, the cash we receive over the life of the mortgage loans would be reduced. Conversely, these assets generally increase in value in a rising interest rate environment to the extent that prepayments are slower than previously estimated. Although we invest in mortgage servicing rights to diversify the revenue streams from our mortgage banking segment, the increasing size of our mortgage servicing rights portfolio may increase our interest rate risk and correspondingly, the volatility of our earnings, especially if we cannot adequately hedge the interest rate risk relating to our mortgage servicing rights.

At December 31, 2014, our mortgage servicing rights had a fair value of $235.4 million. Changes in fair value of our mortgage servicing rights are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our mortgage servicing rights may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our mortgage servicing rights, our financial condition and results of operations would be negatively affected.

The Basel III Rule constrains the inclusion of mortgage servicing rights in capital and requires deductions from Common Equity Tier 1 Capital in the event such assets exceed a certain percentage of a bank’s Common Equity Tier 1 Capital.

Certain hedging strategies that we use to manage investment in mortgage servicing rights, mortgage loans held for sale and interest rate lock commitments may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.

We use derivative instruments to hedge mortgage servicing rights, mortgage loans held for sale and interest rate lock commitments to offset changes in fair value resulting from changing interest rate environments. Our hedging strategies are highly susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, hedging strategies rely on assumptions and projections regarding assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates, we may incur losses that would adversely impact earnings.

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

As of December 31, 2014, our investment securities portfolio contained 168 securities in an unrealized loss position (with total unrealized losses of $5.3 million as of that date), compared to 345 securities in an unrealized loss position as of December 31, 2013 (with total unrealized losses of $11.3 million as of that date). Factors beyond our control can significantly influence the fair value of securities in our investment securities portfolio and can cause potential adverse changes to the fair value of these securities. These factors include but are not limited to rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the credit markets. Any of these mentioned factors could cause an-other-than-temporary impairment or permanent impairment of these assets, which would lead to accounting charges which could have a material negative effect on our financial condition and results of operations. In addition, we have a large longer term municipal security portfolio that would decline substantially in value if interest rates increase materially.

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

If the interest rates paid on deposits and other interest bearing liabilities increase at a faster rate than the interest rates received on loans and other interest earning assets, our net interest income, and therefore earnings, could be adversely affected.  As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. In addition, a substantial portion of our loans (approximately 43% of our total loan portfolio as of December 31, 2014) have adjustable interest rates.  While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of default. A portion of our adjustable rate loans have interest rate floors that are in-the-money and may not adjust upward immediately with increases in interest rates. Rising interest rates also may reduce the demand for loans and the value of our fixed-rate investment securities.

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

We may fail to realize all of the anticipated benefits of the Taylor Capital merger.

The success of our recently completed merger with Taylor Capital is subject to several uncertain factors, including, but not limited to, our ability to realize expected revenues, cost savings, synergies and other benefits from the merger within the expected time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected. The success of the merger also will depend on the credit quality of the loans and other assets of Taylor Capital.

MB Financial and Taylor Capital operated independently of one another before the merger. Although the conversion of Cole Taylor Bank’s systems to MB Financial Bank’s systems has been completed, it remains possible that the integration process could result in the loss of key employees, the disruption of each institution’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. The integration process continues to divert management attention and resources.

Our participation in the loss-share agreements with the FDIC requires that we follow certain servicing procedures, and the terms of certain loans may exceed the coverage periods under the loss-share agreements.

MB Financial Bank entered into loss-share agreements with the FDIC as part of the Heritage, Benchmark, Broadway and New Century transactions. These loss-share agreements require that MB Financial Bank follow certain servicing procedures as specified in the agreement.  A failure to follow these procedures or any other breach of the agreement by MB Financial Bank could result in the loss of FDIC reimbursement of losses on covered loans and other real estate owned, which could have a material negative effect on our financial condition and results of operations. In addition, the loss-share agreements protect MB Financial Bank against losses for limited periods of time (generally ten years for single family residential real estate loans and five years for commercial loans). To the extent MB Financial Bank continues to hold any of the covered loans following the expiration of the applicable loss-share period, it will absorb 100% of any losses. The commercial loan loss-share agreements for the Heritage and Benchmark transactions expired in March 2014 and December 2014, respectively, and the commercial loan loss-share agreements for the Broadway and New Century transactions will expire in June 2015.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point need to raise additional capital to support continued growth or losses, both internally and through acquisitions. Any capital we obtain may result in the dilution of the interests of our existing stockholders.

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

Financial reform legislation has, among other things, tightened capital standards and resulted in new regulations that are expected to increase our costs of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  This law significantly changes the bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among the many requirements in the Dodd-Frank Act for new banking regulations is the requirement for new capital regulations.  Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities will be grandfathered.  See “Item 1. Business-Supervision and Regulation-New Capital Regulations.”

The Dodd-Frank Act created the CFPB, which has broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets.

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

Rulemaking changes implemented by the CFPB in particular are expected to result in higher regulatory and compliance costs that may adversely affect our financial condition and results of operations.

As noted above, the Dodd-Frank Act created the CFPB, a new, independent federal agency with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. Since its formation, the CFPB has finalized a number of significant rules that could have a significant impact on our business and the financial services industry more generally. In particular, as discussed above under “Item 1. Business--Supervision and Regulation-Consumer Protection Laws,” the CFPB has adopted rules impacting nearly every aspect of the lifecycle of a residential mortgage loan. The CFPB has also issued guidance which could significantly affect the automotive financing industry by subjecting indirect auto lenders, such as our subsidiary bank, to regulation as creditors under the Equal Credit Opportunity Act, which would make indirect auto lenders monitor and control certain credit policies and procedures undertaken by auto dealers. Compliance with the rules and policies adopted by the CFPB may limit the products we may permissibly offer to some or all of our customers, or limit the terms on which those products may be issued, or may adversely affect our ability to conduct our business as previously conducted (including our residential mortgage and indirect auto lending businesses in particular). We may also be required to add compliance personnel or incur other significant compliance-related expenses. Our business, financial condition, results of operations and/or competitive position may be adversely affected as a result.

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

Our success depends in large part on the retention of a limited number of key management and other banking personnel. We could undergo a difficult transition period if we were to lose the services of any of these individuals. Our success also depends on the experience of our banking facilities’ managers and bankers and on their relationships with the customers and communities they serve. The loss of these key persons could negatively impact the affected banking operations. The Taylor Capital merger could impact the retention of key personnel. See "-We may fail to realize all of the anticipated benefits of the Taylor Capital merger."

We may experience future goodwill impairment.

If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are based on a complex model using, among other things, estimated cash flows and industry pricing multiples. Based on the Company's 2014 goodwill impairment testing, the fair values of the three reporting units, banking, leasing and mortgage banking, were in excess of their carrying value.  If the fair values of the three reporting units were less than their book value of total common stockholders' equity for an extended period of time, the Company will consider this and other factors, including the anticipated cash flows of each of the reporting units, to determine whether goodwill is impaired. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face substantial competition in all phases of our operations from a variety of competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, we have grown our business successfully by focusing on our business lines and emphasizing the high level of service and responsiveness desired by our customers. We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, brokerage houses, mutual funds, insurance companies and specialized finance companies. Many of our competitors offer products and services which we do not offer, and many have substantially greater resources and lending limits, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, and smaller newer competitors may also be more aggressive in terms of pricing loan and deposit products than we are in order to obtain a share of the market. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured state-chartered banks and national banks and federal savings banks. In addition, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies may negatively affect our ability to successfully market our products and services. As a result, these competitors have certain advantages over us in accessing funding and in providing various services.

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

We rely on dividends from the Bank for substantially all of our revenue at the holding company level.

We are an entity separate and distinct from our principal subsidiary, MB Financial Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will be, dependent upon dividends from MB Financial Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common and preferred stock. MB Financial Bank's ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event MB Financial Bank is unable to pay dividends to us, we may not be able to pay dividends on our common or preferred stock. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.

If we defer payments of interest on our junior subordinated debt securities, or if certain defaults relating to those debt securities occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our capital stock.

As of December 31, 2014, we had outstanding $185.8 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain subsidiaries that are statutory business trusts. We have also guaranteed these trust preferred securities.

As of December 31, 2014, we had eight separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five consecutive years.

Events of default under each indenture generally consist of failure to pay interest on the junior subordinated debt securities outstanding under that indenture under certain circumstances other than pursuant to a permitted deferral, failure to pay any principal of or premium on such junior subordinated debt securities when due, failure to comply with certain covenants under the indenture, and certain events of bankruptcy, insolvency or liquidation.

As a result of these provisions, if we were to be in default under the applicable indenture or under the applicable guarantee or elect to defer payments of interest on any series of junior subordinated debt securities, we would be prohibited from declaring or paying any dividends on our capital stock, from redeeming, repurchasing or otherwise acquiring any of our capital stock, and from making any payments to holders of our capital stock in the event of our liquidation, which would likely have a material negative effect on the market value of our common and preferred stock.

Our charter contains a provision which could limit the voting rights of a holder of our common stock.

Our charter provides that any person or group who acquires beneficial ownership of our common stock in excess of 14.9% of the outstanding shares may not vote the excess shares. Accordingly, if you acquire beneficial ownership of more than 14.9% of the outstanding shares of our common stock, your voting rights with respect to our common stock will not be commensurate with your economic interest in our company.

Anti-takeover provisions could negatively affect our stockholders.

Provisions in our charter and bylaws, the corporate laws of the state of Maryland and federal laws and regulations could delay or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise negatively affect the market value of our stock. These provisions include: a prohibition on voting shares of our common stock beneficially owned in excess of 14.9% of total shares outstanding; advance notice requirements for nominations for election to our board of directors and for proposing matters that stockholders may act on at stockholder meetings; and a requirement that only directors may fill a vacancy in our board of directors. Our charter also authorizes our board of directors to issue preferred or other stock, and preferred or other stock could be issued as a defensive measure in response to a takeover proposal. In addition, because we are a bank holding company, the ability of a third party to acquire us is limited by applicable banking laws and regulations. The Bank Holding Company Act requires any bank holding company to obtain the approval of the Federal Reserve Board before acquiring 5% or more of any class of our voting securities. Any entity that is a holder of 25% or more of any class of our voting securities, or a holder of a lesser percentage if such holder otherwise exercises a “controlling influence” over us, is subject to regulation as a bank holding company under the Bank Holding Company Act. Under the Change in Bank Control Act of 1978, as amended, any person (or persons acting in concert), other than a bank holding company, is required to notify the Federal Reserve Board before acquiring 10% or more of any class of our voting securities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We conduct our business at 86 banking offices located in the Chicago metropolitan area and one banking office in Philadelphia, Pennsylvania.  We own a majority of our banking center facilities.  The remaining facilities are leased.  We have approximately 132 ATMs at our branches and at other locations.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.  See Note 7 of the notes to our consolidated financial statements for additional information regarding our premises and equipment.

We also have non-bank office locations in Chicago and Forest Park, Illinois; Paramus, New Jersey; Towson, Maryland; Ann Arbor, Birmingham and Troy, Michigan; Columbus, Ohio; and Irvine, LaJolla and Newport Beach, California.  These offices are used by our lease and mortgage banking personnel and our Cedar Hill, LaSalle, Celtic and Equipment Finance, LLC subsidiaries. We also operate 39 mortgage retail offices in 18 states.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MBFI.”  There were approximately 1,525 holders of record of our common stock as of December 31, 2014.

The following table presents quarterly market price information and cash dividends paid per share for our common stock for 2014 and 2013:

	Market Price Range
	High	Low	Dividends Paid
2014
Quarter ended December 31, 2014	$33.62	$26.21	$0.14
Quarter ended September 30, 2014	30.26	24.44	0.14
Quarter ended June 30, 2014	31.92	25.15	0.12
Quarter ended March 31, 2014	32.72	26.95	0.12
2013
Quarter ended December 31, 2013	$32.85	$27.86	$0.12
Quarter ended September 30, 2013	29.74	26.70	0.12
Quarter ended June 30, 2013	27.13	22.52	0.10
Quarter ended March 31, 2013	24.58	20.11	0.10

The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors.  The primary source for dividends paid to stockholders is dividends paid to us from MB Financial Bank and cash on hand.  We have an internal policy which provides that dividends paid to us by MB Financial Bank cannot exceed an amount that would cause the bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios to fall below 12%, 9% and 8%, respectively.  These ratios are in excess of the minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes, which through December 31, 2014 were 10%, 6% and 5%, respectively, and effective January 1, 2015 are 10%, 8% and 5%, respectively, plus a Common Equity Tier 1 ratio of 6.5%. See “Item 1. Business - Supervision and Regulation - Capital Adequacy” and “ -- New Capital Regulations” above.  In addition to adhering to our internal policy, there are regulatory restrictions on the ability of national banks to pay dividends.  See “Item 1. Business - Supervision and Regulation - Dividends” above and Note 17 of notes to consolidated financial statements contained in Item 8 of this report.

The following table sets forth information for the three months ended December 31, 2014 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Number of Shares Purchased as Part Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 — October 31, 2014	1,745	$28.36	—	1,000,000
November 1, 2014 — November 30, 2014	—	—	—	1,000,000
December 1, 2014 — December 31, 2014	225	33.21	—	1,000,000
Total	1,970	$28.91	—

(1)          Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.

In the fourth quarter of 2012, the Company's board of directors authorized the Company to purchase up to one million shares of common stock from time to time over the next two years, subject to market conditions and other factors. No shares were repurchased pursuant to this program, the authorization of which expired in the fourth quarter of 2014.

Stock Performance Presentation

The following line graph shows a comparison of the cumulative returns for the period beginning December 31, 2009 and ending December 31, 2014 of the Company's common stock, the NASDAQ Composite Index and the SNL Mid Cap Bank Index. The information assumes that $100 was invested at the closing price on December 31, 2009 in the Company's common stock and each index, and that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
FOR MB FINANCIAL, INC., NASDAQ COMPOSITE INDEX
AND SNL MID CAP BANK INDEX

	Period Ending
Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
MB Financial, Inc.	$100.00	$88.06	$87.14	$101.32	$167.19	$174.36
NASDAQ Composite Index	100.00	118.15	117.22	138.02	193.47	222.16
SNL Mid Cap Bank Index	100.00	116.28	102.22	114.55	170.19	173.36

Item 6.	Selected Financial Data

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

Selected Financial Data:

	As of or for the Year Ended December 31,
(Dollars in thousands, except per share data)	2014 (1)	2013	2012	2011	2010 (2)
Statement of Operations Data:
Interest income	$375,148	$297,895	$335,310	$384,560	$429,640
Interest expense	24,325	25,559	42,522	59,287	89,868
Net interest income	350,823	272,336	292,788	325,273	339,772
Provision for credit losses	12,052	(5,804)	(8,900)	120,750	246,200
Net interest income after provision for credit losses	338,771	278,140	301,688	204,523	93,572
Non-interest income	221,305	154,394	129,193	122,719	195,041
Non-interest expenses	436,782	294,588	304,030	283,246	268,061
Income before income taxes	123,294	137,946	126,851	43,996	20,552
Applicable income tax expense	37,193	39,491	36,477	5,268	24
Net income	86,101	98,455	90,374	38,728	20,528
Dividends and discount accretion on preferred shares	4,000	—	3,269	10,414	10,382
Net income available to common stockholders	$82,101	$98,455	$87,105	$28,314	$10,146
Common Share Data:
Basic earnings per common share	$1.32	$1.81	$1.61	$0.52	$0.19
Diluted earnings per common share	1.31	1.79	1.60	0.52	0.19
Common book value per common share	25.58	24.14	23.29	21.92	21.14
Weighted average common shares outstanding:
Basic	62,012,196	54,509,612	54,270,297	54,057,158	52,724,715
Diluted	62,573,406	54,993,865	54,505,976	54,337,280	53,035,047
Dividend payout ratio	39.69%	24.58%	8.13%	7.69%	21.05%
Cash dividends per common share	$0.52	$0.44	$0.13	$0.04	$0.04

(1)	In 2014, we completed the Taylor Capital merger. See Note 2 of the notes to consolidated financial statements contained under “Item 8. Financial Statements and Supplementary Data.”

(2)	In 2010, we completed two FDIC-assisted transactions.

Selected Financial Data (continued):

	As of or for the Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$312,081	$473,459	$287,543	$244,565	$844,159
Investment securities	2,723,701	2,352,862	2,416,977	2,509,412	1,677,929
Loans, gross	9,083,217	5,712,551	5,766,930	5,950,995	6,617,811
Allowance for loan and lease losses	110,026	111,746	124,204	126,798	192,217
Loans held for sale	737,209	629	7,492	4,727	—
Total assets	14,602,099	9,641,427	9,571,805	9,833,072	10,320,364
Deposits	10,990,942	7,381,259	7,542,697	7,647,607	8,152,958
Short-term and long-term borrowings	1,014,331	555,548	336,652	486,218	553,917
Junior subordinated notes issued to capital trusts	185,778	152,065	152,065	158,538	158,571
Stockholders’ equity	2,028,286	1,326,682	1,275,770	1,393,027	1,344,786
Performance Ratios:
Return on average assets	0.75%	1.05%	0.95%	0.39%	0.20%
Return on average equity	5.15	7.59	6.83	2.85	1.54
Return on average common equity	5.29	7.59	7.05	2.43	0.89
Net interest margin (1)	3.54	3.31	3.49	3.75	3.72
Tax equivalent effect	0.23	0.28	0.24	0.15	0.11
Net interest margin — fully tax equivalent basis (1)	3.77	3.59	3.73	3.90	3.83
Loans to deposits	82.64	77.39	76.46	77.82	81.17
Asset Quality Ratios:
Non-performing loans to total loans (2)	0.96%	1.87%	2.03%	2.17%	5.48%
Non-performing assets to total assets (3)	0.73	1.36	1.62	2.12	4.21
Allowance for loan and lease losses to total loans	1.21	1.96	2.15	2.13	2.90
Allowance for loan and lease losses to non-performing loans (2)	126.34	104.87	106.17	98.00	53.03
Net loan charge-offs to average loans	0.18	0.16	(0.02)	2.90	3.42
Liquidity and Capital Ratios:
Tier 1 capital to risk-weighted assets	12.61%	15.28%	14.73%	17.34%	15.75%
Total capital to risk-weighted assets	13.62	16.53	16.62	19.39	17.75
Tier 1 capital to average assets	10.47	11.22	10.50	11.73	10.66
Average equity to average assets	13.96	13.82	13.35	13.65	12.65
Other:
Banking facilities	86	85	86	88	90
Full time equivalent employees	2,839	1,775	1,758	1,684	1,703

(1)	Net interest margin represents net interest income as a percentage of average interest earning assets.

(2)
Non-performing loans include loans accounted for on a non-accrual basis and accruing loans contractually past due 90 days or more as to interest or principal.  Non-performing loans excludes purchased credit-impaired loans and loans held for sale.  See Note 5 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.

(3)
Non-performing assets include non-performing loans, other real estate owned and other repossessed assets.  Non-performing assets excludes purchased credit-impaired loans, loans held for sale, and other real estate owned related to FDIC transactions.  See Note 5 in the notes to consolidated financial statements contained under Item 8. Financial Statements and Supplementary Data.

Selected Financial Data (continued):

The following table sets forth our selected quarterly financial data (in thousands, except common share data):

	Three Months Ended 2014				Three Months Ended 2013
	December	September	June	March	December	September	June	March
Statement of Operations Data:
Interest income	$126,847	$102,461	$73,265	$72,575	$73,829	$74,820	$74,118	$75,128
Interest expense	7,036	6,849	5,193	5,247	5,566	5,912	6,638	7,443
Net interest income	119,811	95,612	68,072	67,328	68,263	68,908	67,480	67,685
Provision for credit losses	9,743	3,109	(1,950)	1,150	(3,000)	(3,304)	500	—
Net interest income after provision for credit losses	110,068	92,503	70,022	66,178	71,263	72,212	66,980	67,685
Non-interest income	83,678	61,087	39,928	36,612	39,045	37,707	38,939	38,703
Non-interest expenses	140,504	142,201	78,030	76,047	76,641	76,265	70,253	71,429
Income before income taxes	53,242	11,389	31,920	26,743	33,667	33,654	35,666	34,959
Income tax expense	17,117	4,488	8,814	6,774	9,811	9,254	10,373	10,053
Net income	$36,125	$6,901	$23,106	$19,969	$23,856	$24,400	$25,293	$24,906
Dividends on preferred shares	2,000	2,000	—	—	—	—	—	—
Net income available to common stockholders	$34,125	$4,901	$23,106	$19,969	$23,856	$24,400	$25,293	$24,906
Net interest margin	3.81%	3.56%	3.26%	3.36%	3.23%	3.37%	3.33%	3.32%
Tax equivalent effect	0.20	0.22	0.27	0.28	0.27	0.29	0.28	0.27
Net interest margin on a fully tax equivalent basis	4.01%	3.78%	3.53%	3.64%	3.50%	3.66%	3.61%	3.59%
Common Share Data:
Basic earnings per common share	$0.46	$0.08	$0.42	$0.37	$0.44	$0.45	$0.46	$0.46
Diluted earnings per common share	0.45	0.08	0.42	0.36	0.43	0.44	0.46	0.46
Weighted average common shares outstanding	74,525,990	63,972,902	54,669,868	54,639,951	54,622,584	54,565,089	54,436,043	54,411,806
Diluted weighted average common shares outstanding	75,130,331	64,457,978	55,200,054	55,265,188	55,237,160	55,130,653	54,868,075	54,736,644

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our net income is also affected by non-interest income and non-interest expenses.  During the periods under report, non-interest income included revenue from our key fee initiatives: net lease financing income, mortgage banking revenue, commercial deposit and treasury management fees, trust and asset management fees, card fees and capital markets and international banking fees. Non-interest income also included consumer and other deposit service fees, brokerage fees, loan service fees, increase in cash surrender value of life insurance, net gain (loss) on investment securities, net gain (loss) on sale of assets, gain on extinguishment of debt and other operating income. During the periods under report, non-interest expenses included salaries and employee benefits, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, facilities impairment charges, net loss (gain) on other real estate owned and other related expenses, prepayment fees on interest bearing liabilities and other operating expenses. Additionally, dividends on preferred shares reduced net income available to common stockholders.

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

On August 18, 2014, the Company completed the Taylor Capital Group, Inc. ("Taylor Capital") merger. Consideration paid was $648.8 million, including $519.3 million in common stock and $129.5 million in cash. The Company issued 19.6 million shares of common stock as a result of the merger. In addition, each share of Taylor Capital’s Perpetual Non-Cumulative Preferred Stock, Series A was converted into one share of the Company's Perpetual Non-Cumulative Preferred Stock, Series A with substantially identical terms. The results of operations acquired from Taylor Capital have been included in the Company's results of operations for the 136 days since the date of acquisition.

We had net income and net income available to common stockholders of $86.1 million and $82.1 million, respectively, for the year ended December 31, 2014 compared to net income and net income available to common stockholders of $98.5 million for the year ended December 31, 2013 and net income and net income available to common stockholders of $90.4 million and $87.1 million, respectively, for the year ended December 31, 2012. Fully diluted earnings per common share were $1.31 for the year ended December 31, 2014 compared to $1.79 per common share in 2013 and $1.60 per common share in 2012.

The decrease in earnings from the year ended December 31, 2013 to the year ended December 31, 2014 was primarily due to an increase in non-interest expense, including merger related expenses. See "Non-interest Expenses" section for a detailed schedule of merger related expenses. In addition, our results of operations for the year ended December 31, 2014 were affected by $10.6 million in contingent consideration expense that we recognized in the third quarter of 2014 relating to our December 2012 acquisition of Celtic. The consideration paid to Celtic's shareholders included the right to receive certain contingent payments based on the realization of residuals owned by Celtic on the transaction closing date. Given Celtic's stronger than expected lease residual performance subsequent to the acquisition, we have increased the fair value of the residual based contingent consideration by $10.6 million.

The increase in earnings from the year ended December 31, 2012 to the year ended December 31, 2013 was primarily due to an increase in non-interest income of $25.2 million primarily from revenues earned from our key fee initiatives (predominantly leasing revenues) and decrease of $9.4 million in non-interest expense primarily from a net gain recognized on other real estate owned in the year ended December 31, 2013 compared to a net loss in the year ended December 31, 2012, partially offset by a $20.5 million decrease in net interest income in the year ended December 31, 2013. Net interest income decreased as a result of a decline in average earning assets (primarily as a result of a decrease in covered loans) and a decrease of the net interest margin.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which we operate.  This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.  Management believes the following policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be critical accounting policies.  Management has reviewed the application of these policies with the Audit Committee of our Board of Directors.

Allowance for Loan and Lease Losses.  The allowance for loan and lease losses is subject to the use of estimates, assumptions, and judgments in management's evaluation process used to determine the adequacy of the allowance for loan and lease losses, which combines several factors: management's ongoing review and grading of the loan portfolio, consideration of past loan loss experience, trends in past due and non-performing loans, risk characteristics of the various classifications of loans, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect probable credit losses. Because current economic conditions can change and future events are inherently difficult to predict, the anticipated amount of estimated loan losses, and therefore the adequacy of the allowance, could change significantly. As an integral part of their examination process, various regulatory agencies also review the allowance for loan and lease losses. Such agencies may require that certain loan balances be charged off when their credit evaluations differ from those of management or require that adjustments be made to the allowance for loan and lease losses, based on their judgments about information available to them at the time of their examination. We believe the allowance for loan and lease losses is appropriate and properly recorded in the financial statements.  See “Allowance for Loan and Lease Losses” section below for further analysis.

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At December 31, 2014, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $129.3 million.  See Note 1 and Note 6 of our audited consolidated financial statements for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2014, the Company had $988 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of December 31, 2014, the Company had approximately $7 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

The Company’s annual assessment date for goodwill impairment testing is as of December 31. As of December 31, 2014, the Company had three reporting units: banking, leasing and mortgage banking. Based on the Company's 2014 goodwill impairment testing, the fair values of the three reporting units were in excess of their carrying value.  No impairment losses were recognized during the years ended December 31, 2014, 2013 and 2012. The carrying amount of goodwill was $711.5 million at December 31, 2014 and $423.4 million at December 31, 2013. The increase of $288.2 million in goodwill was due to the Taylor Capital merger.

Value of Mortgage Servicing Rights. The Company originates and sells residential mortgage loans in the secondary market and may retain the right to service the loans sold. Servicing involves the collection of payments from individual borrowers and the distribution of those payments to the investors. Upon a sale of mortgage loans for which servicing rights are retained, the retained mortgage servicing rights asset is capitalized at the fair value of future net cash flows expected to be realized for performing servicing activities. Purchased mortgage servicing rights are recorded at the purchase price at the date of purchase and at fair value thereafter.

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

The Company has elected to account for mortgage servicing rights using the fair value option. Changes in the fair value are recognized in mortgage banking revenue on the Company's Consolidated Statements of Operations.

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

	Year Ended December 31,
(dollars in thousands)	2014			2013			2012
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$231,555	$8,676	3.75%	$2,758	$—	—%	$4,246	$—	—%
Loans (1) (2) (3)	6,511,293	283,353	4.35	5,279,314	228,931	4.34	5,408,127	263,079	4.86
Loans exempt from federal income taxes (4)	319,890	13,879	4.34	326,426	14,786	4.47	278,925	13,275	4.68
Taxable investment securities	1,549,954	38,619	2.49	1,393,341	26,084	1.87	1,542,814	33,424	2.17
Investment securities exempt from federal income taxes (4)	1,034,274	53,524	5.18	933,840	50,098	5.36	815,500	45,094	5.53
Federal funds sold	6,575	25	0.38	4,510	15	0.33	—	—	—
Other interest bearing deposits	270,578	663	0.25	283,854	690	0.24	337,325	867	0.26
Total interest earning assets	9,924,119	$398,739	4.02	8,224,043	$320,604	3.90	8,386,937	$355,739	4.24
Non-interest earning assets	1,496,025			1,167,834			1,161,048
Total assets	$11,420,144			$9,391,877			$9,547,985
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$3,291,808	$4,815	0.15%	$2,698,226	$3,483	0.13%	$2,646,299	$4,286	0.16%
Savings deposit	893,861	453	0.05	839,025	546	0.07	789,595	786	0.10
Time deposits	1,704,921	11,759	0.69	1,639,054	15,211	0.93	2,132,370	25,186	1.18
Short-term borrowings	404,305	780	0.19	264,381	622	0.24	231,872	1,204	0.52
Long-term borrowings and junior subordinated notes	251,483	6,518	2.56	223,266	5,697	2.52	362,255	11,060	3.00
Total interest bearing liabilities	6,546,378	$24,325	0.37	5,663,952	$25,559	0.45	6,162,391	$42,522	0.69
Non-interest bearing deposits	3,029,464			2,234,537			1,973,666
Other non-interest bearing liabilities	249,702			195,397			137,302
Stockholders’ equity	1,594,600			1,297,991			1,274,626
Total liabilities and stockholders’ equity	$11,420,144			$9,391,877			$9,547,985
Net interest income/interest rate spread (5)		$374,414	3.65%		$295,045	3.45%		$313,217	3.55%
Less: taxable equivalent adjustment		23,591			22,709			20,429
Net interest income, as reported		$350,823			$272,336			$292,788
Net interest margin (6)			3.54%			3.31%			3.49%
Tax equivalent effect			0.23%			0.28%			0.24%
Net interest margin on a fully tax equivalent basis (6)			3.77%			3.59%			3.73%

(1)       Non-accrual loans are included in average loans.
(2)       Interest income includes amortization of net deferred loan origination fees of $3.5 million, $3.6 million and $3.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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

Net interest income on a fully tax equivalent basis increased $79.4 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. Net interest income and net interest margin on a fully tax equivalent basis, for the year ended December 31, 2014, were significantly impacted by the Taylor Capital merger. Acquired assets and assumed liabilities were recorded at fair value as required by the acquisition method of accounting. Fair value adjustments (premiums or discounts) are amortized or accreted into net interest income over the remaining terms of the related interest earning assets and interest bearing liabilities. The accretion of the acquisition accounting discount on acquired loans had the most significant impact on net interest margin.

The increase in net interest income was due to a $1.7 billion increase in average earning asset balances (primarily as a result of the earning assets acquired through the Taylor Capital merger). In addition, net interest income in 2014 included interest income of $17.1 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in the Taylor Capital merger which increased the net interest margin by approximately 18 basis points. The net interest margin, expressed on a fully tax equivalent basis, was 3.77% for 2014 and 3.59% for 2013.

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

	Year Ended December 31,
	2014 Compared to 2013			2013 Compared to 2012
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
Interest Earning Assets:
Loans held for sale	$8,676	$—	$8,676	$—	$—	$—
Loans	53,610	812	54,422	(6,208)	(27,940)	(34,148)
Loans exempt from federal income taxes (1)	(292)	(615)	(907)	2,176	(665)	1,511
Taxable investment securities	3,178	9,357	12,535	(3,055)	(4,285)	(7,340)
Investment securities exempt from federal income taxes (1)	5,243	(1,817)	3,426	6,382	(1,378)	5,004
Federal funds sold	9	1	10	15	—	15
Other interest bearing deposits	(32)	5	(27)	(132)	(45)	(177)
Total decrease in interest income	70,392	7,743	78,135	(822)	(34,313)	(35,135)
Interest Bearing Liabilities:
Deposits
NOW and money market deposit accounts	829	503	1,332	83	(886)	(803)
Savings deposits	33	(126)	(93)	46	(286)	(240)
Time deposits	590	(4,042)	(3,452)	(5,179)	(4,796)	(9,975)
Short-term borrowings	285	(127)	158	149	(731)	(582)
Long-term borrowings and junior subordinated notes	730	91	821	(3,756)	(1,607)	(5,363)
Total decrease in interest expense	2,467	(3,701)	(1,234)	(8,657)	(8,306)	(16,963)
Total increase (decrease) in net interest income	$67,925	$11,444	$79,369	$7,835	$(26,007)	$(18,172)

(1)      Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% rate.

Non-interest Income

	Year Ended
	December 31, 2014	December 31, 2013	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Lease financing, net	$64,310	$61,243	$3,067	5.0%
Mortgage banking revenue	46,149	1,664	44,485	NM
Commercial deposit and treasury management fees	34,315	24,867	9,448	38.0
Trust and asset management fees	21,839	19,142	2,697	14.1
Card fees	13,741	11,013	2,728	24.8
Capital markets and international banking fees	5,458	3,560	1,898	53.3
Consumer and other deposit service fees	12,788	13,968	(1,180)	(8.4)
Brokerage fees	5,176	4,907	269	5.5
Loan service fees	4,814	5,563	(749)	(13.5)
Increase in cash surrender value of life insurance	3,381	3,385	(4)	(0.1)
Net loss on investment securities	(2,525)	(1)	(2,524)	NM
Net gain (loss) on sale of assets	3,452	(323)	3,775	NM
Gain on extinguishment of debt	1,895	—	1,895	100.0
Other operating income	6,512	5,406	1,106	20.5
Total non-interest income	$221,305	$154,394	$66,911	43.3%
NM - not meaningful

Non-interest income increased by $66.9 million, or 43.3%, for the year ended December 31, 2014 compared to the year ended December 31, 2013.

•	Mortgage banking revenue increased due to the mortgage operations acquired through the Taylor Capital merger.

•	Commercial deposit and treasury management fees increased due to new customer activity as well as the increased customer base as a result of the Taylor Capital merger.

•	Net gain (loss) on sale of assets increased due to the $3.5 million gain recognized on the sale of other assets resulting from the sale of a branch property in the fourth quarter of 2014.

•	Leasing revenues increased due to higher fees and promotional revenue from the sale of third-party equipment maintenance contracts.

•	Card fees increased due to a new payroll prepaid card program as well as higher credit card fees.

•	Trust and asset management fees increased due to the addition of new customers and the impact on asset management fees from higher equity values.

•	Capital markets and international banking services fees increased due to higher M&A advisory, syndication and interest rate swap fees.

•	Other operating income increased due to higher income recognized from our investment in Small Business Investment Companies.

•	Consumer and other deposit service fees decreased due to lower demand deposit service fees and NSF and overdraft charges.

•
Non-interest income for the year ended December 31, 2014 was impacted by the net loss on investment securities and the gain on extinguishment of debt as a result of the balance sheet repositioning that occurred in the third quarter of 2014 following the Taylor Capital merger.

	Year Ended
	December 31, 2013	December 31, 2012	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Lease financing, net	$61,243	$36,382	$24,861	68.3%
Mortgage banking revenue	1,664	2,325	(661)	(28.4)
Commercial deposit and treasury management fees	24,867	23,636	1,231	5.2
Trust and asset management fees	19,142	17,990	1,152	6.4
Card fees	11,013	9,368	1,645	17.6
Capital markets and international banking fees	3,560	5,086	(1,526)	(30.0)
Consumer and other deposit service fees	13,968	14,428	(460)	(3.2)
Brokerage fees	4,907	4,792	115	2.4
Loan service fees	5,563	5,845	(282)	(4.8)
Increase in cash surrender value of life insurance	3,385	3,570	(185)	(5.2)
Net (loss) gain on investment securities	(1)	555	(556)	(100.2)
Net loss on sale of assets	(323)	(942)	619	(65.7)
Other operating income	5,406	6,158	(752)	(12.2)
Total non-interest income	$154,394	$129,193	$25,201	19.5%
Non-interest income increased by $25.2 million, or 19.5%, for the year ended December 31, 2013 compared to the year ended December 31, 2012, driven by revenue from our key fee initiatives.

•	Net lease financing income increased as a result of leasing revenues attributable to the addition of Celtic revenues ($25.9 million). Celtic was acquired on December 28, 2012.

•	Card fee income increased due to higher revenues on prepaid, debit and credit cards.

•	Commercial deposit and treasury management fees increased as a result of the addition of new treasury management services customers.

•	Trust and asset management fees increased due to strong equity market performance and the addition of new clients.

•	Capital markets and international banking service fees decreased due to lower swap, syndication, and merger and acquisition advisory revenues.

Non-interest Expenses

	Year Ended
	December 31, 2014	December 31, 2013	Increase/ (Decrease)	Percentage Change
Non-interest expense (in thousands):
Salaries and employee benefits	$255,974	$177,858	$78,116	43.9%
Occupancy and equipment expense	44,910	36,878	8,032	21.8
Computer services and telecommunication expense	31,678	18,883	12,795	67.8
Advertising and marketing expense	8,854	8,272	582	7.0
Professional and legal expense	14,652	8,807	5,845	66.4
Other intangibles amortization expense	5,501	6,084	(583)	(9.6)
Facilities impairment charges	2,270	—	2,270	100.0
Net loss (gain) recognized on other real estate owned and other related expense	3,575	(781)	4,356	(557.7)
Other operating expenses	69,368	38,587	30,781	79.8
Total non-interest expenses	$436,782	$294,588	$142,194	48.3%

Non-interest expense increased by $142.2 million, or 48.3%, from the year ended December 31, 2013 to the year ended December 31, 2014. Non-interest expenses include $34.8 million and $2.5 million in expenses related to the Taylor Capital merger for the year ended December 31, 2014 and 2013, respectively.

The following table presents the detail of the merger related expenses (in thousands):

	Year Ended
	December 31,
	2014	2013
Merger related expenses:
Salaries and employee benefits	$16,289	$—
Occupancy and equipment expense	743	—
Computer services and telecommunication expense	6,892	—
Advertising and marketing expense	544	4
Professional and legal expense	7,110	2,411
Facilities impairment charges	2,270	—
Other operating expenses	975	68
Total merger related expenses	$34,823	$2,483

We expect to incur additional merger related expenses during the first half of 2015 primarily in occupancy and equipment expense and salaries and employee benefits expense.

Other explanations for changes are as follows:

•	Salaries and employee benefits increased due to the increased staff from the Taylor Capital merger, annual salary increases, incentive expense, health insurance costs and temporary staffing needs.

•
Other operating expense increased primarily as a result of a $10.6 million contingent consideration expense related to our acquisition of Celtic Leasing Corp., a $3.3 million contribution to the MB Financial Charitable Foundation, an increase in filing and other loan expense, higher FDIC assessments due to our larger balance sheet, higher currency delivery expenses related to new treasury management accounts and mortgage banking operating expenses.

•
Computer services and telecommunication expenses increased due primarily to an increase in spending on IT security, data warehouse, investments in our key fee initiatives, as well as higher transaction volumes in the leasing, treasury management and card areas, as well as due to the Taylor Capital merger. The increase was also due to increased telecommunication expense related to transitioning to a new provider.

•	Occupancy and equipment expense increased due to the additional offices acquired in the Taylor Capital merger.

•	Non-interest expense was also impacted by higher losses on other real estate owned.

	Year Ended
	December 31, 2013	December 31, 2012	Increase/ (Decrease)	Percentage Change
Non-interest expense (in thousands):
Salaries and employee benefits	$177,858	$165,696	$12,162	7.3%
Occupancy and equipment expense	36,878	35,806	1,072	3.0
Computer services and telecommunication expense	18,883	15,499	3,384	21.8
Advertising and marketing expense	8,272	8,183	89	1.1
Professional and legal expense	8,807	6,110	2,697	44.1
Other intangibles amortization expense	6,084	5,010	1,074	21.4
Facilities impairment charges	—	2,190	(2,190)	(100.0)
Net (gain) loss recognized on other real estate owned and other related expense	(781)	20,584	(21,365)	(103.8)
Prepayment fees on interest bearing liabilities	—	12,682	(12,682)	(100.0)
Other operating expenses	38,587	32,270	6,317	19.6
Total non-interest expenses	$294,588	$304,030	$(9,442)	(3.1)%

Non-interest expense decreased by $9.4 million, or 3.1%, from the year ended December 31, 2012 to the year ended December 31, 2013.

•	Salaries and employee benefits increased primarily due to the addition of Celtic (approximately $11 million).

•	Other operating expenses were higher in 2013 as a result of an increase in the clawback liability related to our loss share agreements with the FDIC.

•
Computer services and telecommunication expenses increased due primarily to an increase in spending on IT security, data warehouse, investments in our key fee initiatives, as well as higher transaction volumes in leasing, treasury management and card areas.

•
Professional and legal expense increased due to merger-related expenses of $2.4 million primarily related to fairness opinion, legal and consulting expense incurred in connection with the then-pending acquisition of Taylor Capital.

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

Income Taxes

Income tax expense for the year ended December 31, 2014 was $37.2 million compared to $39.5 million for the year ended December 31, 2013.  The decrease was primarily due to a decrease in our pre-tax income during the year ended December 31, 2014.  Our effective tax rate increased to 30.2% for the year ended December 31, 2014 compared to 28.6% for the year ended December 31, 2013 primarily due to the contingent consideration expense related to our acquisition of Celtic and certain merger related expenses that were not deductible for tax purposes.

Income tax expense for the year ended December 31, 2013 was $39.5 million compared to $36.5 million for the year ended December 31, 2012.  The increase was primarily due to an increase in our pre-tax income during the year ended December 31, 2013.  Our effective tax rate was 28.6% for the year ended December 31, 2013 compared to 28.8% for the year ended December 31, 2012.

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

Balance Sheet

Total assets increased $5.0 billion, or 51.5%, from December 31, 2013 to December 31, 2014 primarily due to the Taylor Capital merger.

•	Cash and cash equivalents decreased by $161.4 million from December 31, 2013 to December 31, 2014 primarily due to the repayment of short term borrowings.

•
Investment securities increased $370.8 million, or 15.8%, from December 31, 2013 to December 31, 2014 mostly as a result of the investment securities acquired through the Taylor Capital merger partly offset by the $451.6 million sale of certain investment securities as part of the balance sheet repositioning in the third quarter of 2014.

•
Gross loans, excluding purchased credit-impaired and covered loans and loans held for sale, increased from 2013 to 2014 by $3.4 billion, or 61.3%, primarily due to the loans acquired through the Taylor Capital merger.

Total liabilities increased by $4.3 billion, or 51.2%, from December 31, 2013 to December 31, 2014 primarily due to the liabilities assumed through the Taylor Capital merger, less short-term borrowings repaid as part of the balance sheet repositioning in the third quarter of 2014, along with the application of excess cash on hand.

•
Total deposits increased by $3.6 billion, or 48.9%, to $11.0 billion at December 31, 2014 from $7.4 billion at December 31, 2013, primarily due to the deposits assumed through the Taylor Capital merger.

•
Noninterest bearing deposits increased by 73.3% from December 31, 2013 to December 31, 2014 due to the deposits assumed through the Taylor Capital merger, as well as strong organic growth throughout 2014. Noninterest bearing deposits comprised 37.5% of total deposits at December 31, 2014 compared to 32.2% at December 31, 2013.

•
Total borrowings increased by $492.5 million, or 69.6%, to $1.2 billion at December 31, 2014. The increase in total borrowings was primarily due to the borrowings assumed in the Taylor Capital merger partly offset by the repayment of short term FHLB advance and junior subordinated notes as part of the balance sheet repositioning in third quarter of 2014, along with the application of excess cash on hand.

Total stockholders’ equity increased $701.6 million at December 31, 2014 compared to December 31, 2013 primarily as a result of the equity issued in the connection with the Taylor Capital merger.

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

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	Year Ended December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$64,612	$65,873	$50,486	$52,068	$38,605	$41,315
States and political subdivisions	390,076	410,854	19,398	19,143	679,991	725,019
Residential mortgage-backed securities	713,413	720,563	696,415	701,233	930,413	939,202
Commercial mortgage-backed securities	186,110	187,662	50,891	52,941	51,100	54,126
Corporate bonds	259,526	259,203	284,083	283,070	97,014	96,674
Equity securities	10,531	10,597	10,649	10,457	11,398	11,835
	1,624,268	1,654,752	1,111,922	1,118,912	1,808,521	1,868,171
Held to maturity
States and political subdivisions	752,558	782,265	932,955	936,173	237,563	258,602
Residential mortgage-backed securities	240,822	252,796	249,578	262,756	255,858	277,079
	993,380	1,035,061	1,182,533	1,198,929	493,421	535,681
Total	$2,617,648	$2,689,813	$2,294,455	$2,317,841	$2,301,942	$2,403,852

During the third quarter of 2014, the Company repositioned its balance sheet subsequent to the Taylor Capital merger and sold certain longer-term and lower-coupon investment securities with an approximate carrying amount of $451.6 million. These investment security sales shortened the overall duration of the investment securities portfolio to pre-merger levels. Also as a part of the balance sheet repositioning, securities of states and political subdivisions with an approximate fair value of $291.2 million and amortized cost of $273.5 million were transferred from held to maturity to available for sale during the third quarter of 2014. As a result of the repositioning, the Company recognized a net loss of $3.2 million in the third quarter of 2014.

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

Fannie Mae issued mortgage-backed securities included in the available for sale and held to maturity portfolios had an aggregate book value and market value of $304.7 million and $308.7 million, respectively, at December 31, 2014.  Freddie Mac issued mortgage-backed securities included in the available for sale and held to maturity portfolios had an aggregate book value and market value of $276.2 million and $279.3 million at December 31, 2014, respectively.  We do not have any meaningful direct or indirect holdings of subprime residential mortgage investment securities, home equity lines of credit investment securities, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.

The Company has no direct exposure to the State of Illinois, but approximately 27% of the state and political subdivisions portfolio consists of securities issued by municipalities in Illinois.  Approximately 40% of state and political subdivisions securities are insured and approximately 93% of our state and political subdivisions securities consist of general obligation issues.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities at December 31, 2014 (dollars in thousands):

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
Available for sale (fair value)
U.S. Government sponsored agencies and enterprises	$—	—%	$50,974	2.27%	$14,899	2.44%	$—	—%
States and political subdivision (1)	3,675	1.52	6,043	2.10	25,924	4.19	375,212	5.29
Residential mortgage-backed securities (2)	—	—	10,618	2.46	150,362	2.17	559,583	2.25
Commercial mortgage-backed securities (2)	—	—	84,732	2.50	6	6.75	102,924	5.22
Corporate bonds	10,117	1.92	249,086	2.68	—	—	—	—
Equity securities	—	—	—	—	—	—	10,597	2.14
	13,792	1.82	401,453	2.58	191,191	2.47%	1,048,316	3.63
Held to maturity (amortized cost)
States and political subdivision (1)	29,060	1.16	247,683	1.58	102,901	2.91	372,914	3.44
Residential mortgage-backed securities (2)	—	—	—	—	9,411	4.34	231,411	4.27
	29,060	1.16	247,683	1.58	112,312	3.03	604,325	3.76
Total	$42,852	1.37%	$649,136	2.19%	$303,503	2.67%	$1,652,641	3.68%

(1)   Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.
(2)   These securities are presented based upon contractual maturities.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2014		2013		2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial related credits:
Commercial	$3,245,206	36%	$1,281,377	22%	$1,220,472	21%	$1,113,123	19%	$1,206,984	18%
Commercial collateralized by assignment of lease payments	1,692,258	18	1,494,188	26	1,303,020	23	1,208,575	20	1,053,446	16
Commercial real estate	2,544,867	28	1,647,700	29	1,761,832	30	1,853,788	31	2,176,584	33
Construction real estate	247,068	3	141,253	3	110,261	2	183,789	3	423,339	6
Total commercial related credits	7,729,399	85	4,564,518	80	4,395,585	76	4,359,275	73	4,860,353	73
Other loans:
Residential real estate	503,287	5	314,440	5	314,359	5	316,787	5	328,482	5
Indirect vehicle	268,840	3	262,632	5	208,633	4	187,481	3	175,664	3
Home equity	251,909	3	268,289	5	305,186	5	336,043	6	381,662	6
Other consumer	78,137	1	66,952	1	93,317	2	88,865	2	59,320	1
Total other loans	1,102,173	12	912,313	16	921,495	16	929,176	16	945,128	15
Gross loans, excluding purchased credit-impaired and covered loans	8,831,572	97	5,476,831	96	5,317,080	92	5,288,451	89	5,805,481	88
Purchased credit-impaired and covered loans	251,645	3	235,720	4	449,850	8	662,544	11	812,330	12
Total loans (1)	$9,083,217	100%	$5,712,551	100%	$5,766,930	100%	$5,950,995	100%	$6,617,811	100%

(1)	Loans that MB Financial Bank will share losses with the FDIC are referred to as “covered loans.”

Gross loans, excluding purchased credit-impaired and covered loans, increased from 2013 to 2014 by $3.4 billion, or 61.3%, primarily due to the loans acquired through the Taylor Capital merger. Gross loans, excluding purchased credit-impaired and covered loans, increased from 2012 to 2013 by $159.8 million.

Loan Maturities

The following table sets forth information regarding our non-performing loans and the scheduled maturity information for the performing loans in our loan portfolio at December 31, 2014 (in thousands).  Demand loans, loans having no stated schedule of repayments, loans with no stated maturity and overdrafts are reported as due in one year or less.

		Due in One Year Or Less		Due after One Year Through Five Years		Due after Five Years
	Non-Performing	Fixed	Floating	Fixed	Floating	Fixed	Floating
	Loans (1)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Total
Commercial loans	$14,088	$1,047,965	$78,466	$1,544,294	$269,543	$180,459	$110,391	$3,245,206
Commercial loans collateralized by assignment of lease payments	5,970	—	151,083	11,217	1,410,304	18,721	94,963	1,692,258
Commercial real estate	32,663	234,591	175,730	1,036,289	732,461	222,122	111,011	2,544,867
Construction real estate	337	122,118	1,910	114,636	7,678	389	—	247,068
Residential real estate	17,311	376	8,193	245	23,890	178,949	274,323	503,287
Indirect vehicle	1,542	97	2,538	—	148,722	—	115,941	268,840
Home equity	15,171	40,299	2,059	72,448	3,505	83,663	34,764	251,909
Other consumer loans	5	14,991	30,937	6,091	5,264	20,766	83	78,137
Purchased credit-impaired and covered loans	—	86,057	76,075	56,250	10,148	18,120	4,995	251,645
Gross loans	$87,087	$1,546,494	$526,991	$2,841,470	$2,611,515	$723,189	$746,471	$9,083,217

(1)
Excludes purchased credit-impaired loans that were acquired as part of the Taylor Capital merger and FDIC-assisted transactions.  See Note 5 to our Consolidated Financial Statements for further information regarding purchased credit-impaired loans.

(2)	Excludes non-performing loans.

Asset Quality

Non-performing loans include loans accounted for on a non-accrual basis and accruing loans contractually past due 90 days or more as to interest or principal.  Management reviews the loan portfolio for problem loans on an ongoing basis.  During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for loan and lease losses and (if appropriate) partial or full charge-off.  After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  Generally, if interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income.  Loans will not be placed back on accrual status unless back interest and principal payments are made.  With respect to the loans that were on non-accrual status as of December 31, 2014 and 2013, the gross interest income that would have been recorded on such loans during the years ended December 31, 2014 and 2013 had such loans been current in accordance with their original terms was approximately $4.3 million and $4.7 million, respectively.  The amount of interest income on impaired loans that was included in net income for the years ended December 31, 2014 and 2013 was $407 thousand and $1.9 million, respectively.  Our general policy is to place loans 90 days past due on non-accrual status, as well as those loans that continue to pay, but display a well-defined material weakness.

Non-performing loans exclude purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Corus, Benchmark, Broadway, and New Century FDIC-assisted transactions and as part of the Taylor Capital merger.  Fair value of these loans as of acquisition includes estimates of credit losses.  During the year ended December 31, 2014, there was a negative provision for credit losses of $1.3 million and net recoveries of $323 thousand, respectively, in relation to 16 pools of purchased loans with a total carrying amount of $71.7 million as of December 31, 2014. During the year ended December 31, 2013, there was a negative provision for credit losses of $2.5 million and net recoveries of $218.0 thousand in relation to 15 pools of purchased loans with a total carrying amount of $195.5 million as of December 31, 2013.  There was $1.3 million in allowance for loan and lease losses related to these purchased loans at December 31, 2014 and $2.2 million at December 31, 2013. See Note 5 of the notes to our consolidated financial statements for further information regarding purchased credit-impaired loans.

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan and lease losses. These acquired loans are segregated into three types: pass rated loans with no discount attributable to credit quality, non-impaired loans with a discount attributable at least in part to credit quality and impaired loans with evidence of significant credit deterioration.

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

The following table sets forth the amounts of non-performing loans and non-performing assets (excluding loans held for sale, purchased credit-impaired loans and other real estate owned acquired as part of our FDIC-assisted transactions) at the dates indicated (dollars in thousands):

	At December 31,
	2014	2013	2012	2011	2010
Non-performing loans:
Non-accruing loans	$82,733	$106,115	$115,387	$129,309	$362,441
Loans 90 days or more past due, still accruing interest	4,354	446	1,599	82	1
Total non-performing loans	87,087	106,561	116,986	129,391	362,442
Other real estate owned	19,198	23,289	36,977	78,452	71,476
Repossessed assets	93	840	773	156	82
Total non-performing assets	$106,378	$130,690	$154,736	$207,999	$434,000
Total allowance for loan and lease losses (1)	$110,026	$111,746	$124,204	$126,798	$192,217
Accruing restructured loans (2)	15,603	29,430	21,256	37,996	22,543
Total non-performing loans to total loans	0.96%	1.87%	2.03%	2.17%	5.48%
Total non-performing assets to total assets	0.73	1.36	1.62	2.12	4.21
Allowance for loan and lease losses to non-performing loans	126.34	104.87	106.17	98.00	53.03

(1)
The reserve for unfunded credit commitments (primarily letters of credit) was reclassified from the allowance for loan and lease losses to other liabilities as of June 30, 2011.  Includes $13.6 million of reserves on unfunded credit commitments at December 31, 2010.

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

Non-performing assets consists of non-performing loans as well as other repossessed assets and other real estate owned.  Other real estate owned represents properties acquired through foreclosure or other proceedings and is recorded at fair value less the estimated cost of disposal at the date of acquisition.  Other real estate owned is evaluated regularly to ensure that the recorded amount is supported by its current fair value.  Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary.  Gains and losses and changes in valuations on other real estate owned are included in net gain (loss) recognized on other real estate within non-interest expense.  Expenses, net of rental income, from the operations of other real estate owned are reflected as a separate line item on the statement of operations.  Other repossessed assets primarily consist of repossessed vehicles.  Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued.  Once the Bank obtains title, repossessed vehicles are not included in loans, but are classified as “other assets” on the consolidated balance sheets.  The typical holding period for resale of repossessed automobiles is less than 90 days unless significant repairs to the vehicle are needed which occasionally results in a longer holding period.  The typical holding period for motorcycles can be more than 90 days, as the average motorcycle re-sale period is longer than the average automobile re-sale period.  The longer average period for motorcycles is a result of cyclical trends in the motorcycle market.

Other real estate owned that is related to our FDIC-assisted transactions is excluded from non-performing assets.  Other real estate owned related to the Heritage (consumer related properties), Benchmark, Broadway, and New Century transactions, which totaled $18.2 million and $19.6 million at December 31, 2014 and 2013, respectively, is subject to the loss-share agreements with the FDIC.

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Beginning balance	$23,289	$36,977	$78,452
Transfers in at fair value less estimated costs to sell	2,133	6,164	4,535
Acquired from business combination	4,720	—	—
Capitalized other real estate owned costs	—	74	2,809
Fair value adjustments	(2,543)	(96)	(15,901)
Net gains on sales of other real estate owned	989	1,984	1,398
Cash received upon disposition	(9,390)	(21,814)	(34,316)
Ending balance	$19,198	$23,289	$36,977

As of December 31, 2014, the other real estate owned portfolio consisted of seven properties with $2.3 million of other real estate owned balance related to commercial loans, twelve properties with $11.5 million of other real estate owned balance related to construction loans, eight properties with $3.3 million of other real estate owned balance related to commercial real estate loans and ten properties with $2.1 million of other real estate owned balance related to consumer related loans.  In addition, the Company also recorded losses of $446 thousand, $360 thousand, and $3.1 million on other real estate owned related to assets acquired in FDIC-assisted transactions for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	At December 31,
	2014	2013

Commercial loans	$16,065	$43,844
Commercial loans collateralized by assignment of lease payments	2,264	2,459
Commercial real estate	37,322	32,895
Construction real estate	—	391
Total	$55,651	$79,589

Allowance for Loan and Lease Losses

Management believes the allowance for loan and lease losses accounting policy is critical to the portrayal and understanding of our financial condition and results of operations. Selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are subject to change. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, materially different financial condition or results of operations is a reasonable possibility.

We maintain our allowance for loan and lease losses at a level that management believes is appropriate to absorb probable losses on existing loans based on an evaluation of the collectability of loans, underlying collateral and prior loss experience.

Our allowance for loan and lease losses is comprised of three elements: a commercial related general loss reserve; a commercial related specific reserve for impaired loans; and a consumer related reserve for smaller-balance homogenous loans. Each element is discussed below.

Commercial Related General Loss Reserve.  We maintain a general loan loss reserve for the four categories of commercial-related loans in our portfolio: commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans.

Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous consumer related loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or any loan committee. Loans rated "one" represent those loans least likely to default and a loan rated "nine" represents a loss. The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time. We use a loan loss reserve model that incorporates the migration of loan risk ratings and historical default data over a multi-year period to develop our estimated default factors (EDFs). The model tracks annual loan rating migrations by loan type and currently uses loan risk rating migrations for 14 years. The migration data is adjusted by using average losses for an economic cycle (approximately 13 years) to develop EDFs by loan type, risk rating and maturity. EDFs are updated annually in December.

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

Commercial loans and lease loans:  initial unemployment insurance claims in Illinois, our prior period charge-off rates and crude oil prices.

Commercial real estate loans and construction loans:  M2 Money stock, our prior period charge-off rates and the U.S. commercial real estate index.

Using the indicators noted above, a predicted charge-off percentage is calculated. The predicted charge-off percentage is then compared to the cycle average charge-off percentage, and a macroeconomic adjustment factor is calculated. The macroeconomic adjustment factor is applied to each commercial loan type. Each year, we review the predictive nature of the macroeconomic factors by comparing actual charge-offs to the predicted model charge-offs, re-run our regression analysis and re-calibrate the macroeconomic factors as appropriate.

The commercial related general loss reserve was $85.1 million as of December 31, 2014 and $78.3 million as of December 31, 2013. The increase was due to reserves maintained on acquired performing loans that have renewed. Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

Commercial Related Specific Reserves.  Our allowance for loan and lease losses also includes specific reserves on impaired commercial loans. A loan is considered to be impaired when management believes, after considering collection efforts and other factors, the borrower's financial condition is such that the collection of all contractual principal and interest payments due is doubtful.

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

In addition, each impaired commercial loan with real estate collateral is reviewed quarterly by our appraisal department to determine that the most recent valuation remains appropriate during subsequent quarters until the next appraisal is received. If considered necessary by our appraisal department, the appraised value may be further discounted to reflect current values.

Other valuation techniques are also used to value non-real estate assets. Discounts may be applied in the impairment analysis used for general business assets (GBA). Examples of GBA include accounts receivable, inventory, and any marketable securities pledged. The discount is used to reflect collection risk in the event of default that may not have been included in the valuation of the asset.

The total commercial related specific reserves component of the allowance decreased to $5.2 million as of December 31, 2014 from $12.8 million as of December 31, 2013 as a result of fewer non-performing loans and an improvement in credit quality.

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $19.8 million at December 31, 2014 and $20.6 million at December 31, 2013.

We consistently apply our methodology for determining the appropriateness of the allowance for loan and lease losses but may adjust our methodologies and assumptions based on historical information related to charge-offs and management's evaluation of the loan portfolio. In this regard, we periodically review the following to validate our allowance for loan and lease losses: historical net charge-offs as they relate to prior periods' allowance for loan and lease loss, comparison of historical loan migration in past years compared to the current year, overall credit trends and ratios and any significant changes in loan concentrations. In reviewing this data, we adjust qualitative factors within our allowance methodology to appropriately reflect any changes warranted by the validation process. Management believes it has established an allowance for probable loan losses as appropriate under GAAP.

The following table presents an analysis of the allowance for loan and lease losses for the years presented (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Balance at beginning of year	$113,462	$128,279	$135,975	$192,217	$177,072
Allowance for unfunded credit commitments acquired through business combination	1,261	—	—	—	—
Utilization of allowance for unfunded credit commitments	(637)	—	—	—	—
Provision for credit losses	12,052	(5,804)	(8,900)	120,750	246,200
Charge-offs:
Commercial	1,339	3,706	2,408	17,571	58,077
Commercial collateralized by assignment of lease payments	586	—	1,721	1,466	1,711
Commercial real estate	11,438	7,517	11,377	96,633	79,828
Residential real estate	1,718	2,796	2,944	12,643	3,326
Construction real estate	79	980	4,007	52,917	94,533
Indirect vehicle	3,735	2,911	2,259	2,836	3,199
Home equity	3,383	3,692	4,551	11,066	4,632
Other consumer	2,467	2,073	1,349	1,648	1,755
Total charge-offs	24,745	23,675	30,616	196,780	247,061
Recoveries:
Commercial	3,757	3,156	3,475	5,370	8,788
Commercial collateralized by assignment of lease payments	939	1,131	6,720	225	184
Commercial real estate	4,020	6,025	16,987	3,332	2,070
Residential real estate	1,190	479	501	49	184
Construction real estate	252	1,616	2,019	8,590	3,170
Indirect vehicle	1,736	1,411	1,096	1,399	1,163
Home equity	482	594	671	224	351
Other consumer	288	250	351	599	96
Total recoveries	12,664	14,662	31,820	19,788	16,006
Net charge-offs (recoveries)	12,081	9,013	(1,204)	176,992	231,055
Allowance for credit losses	114,057	113,462	128,279	135,975	192,217
Allowance for unfunded credit commitments (1)	(4,031)	(1,716)	(4,075)	(9,177)	—
Allowance for loan and lease losses (2)	$110,026	$111,746	$124,204	$126,798	$192,217
Total loans at December 31,	$9,083,217	$5,712,551	$5,766,930	$5,950,995	$6,617,811
Ratio of allowance to total loans	1.21%	1.96%	2.15%	2.13%	2.90%
Ratio of net charge-offs (recoveries) to average loans	0.18	0.16	(0.02)	2.90	3.42

(1)	The reserve for unfunded credit commitments (primarily letters of credit) was reclassified from the allowance for loan and lease losses to other liabilities as of June 30, 2011.

(2)	Includes $13.6 million of reserves on unfunded credit commitments at December 31, 2010.

Net charge-offs of $12.1 million were recorded in the year ended December 31, 2014 compared to net charge-offs of $9.0 million in the year ended December 31, 2013. A provision for credit losses of $12.1 million was recorded for the year ended December 31, 2014 compared to a negative provision for credit losses of $5.8 million for the year ended December 31, 2013. The increase was primarily due to a $12.0 million provision for credit losses for Taylor Capital acquired loans. These credit costs are a result of Taylor Capital loan renewals and required reserves on Taylor Capital acquired loans in excess of the purchase loan discount.

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

The following table sets forth the allocation of the allowance for loan and lease losses as of the date presented and the percentage of loans in each category to total loans.  The purpose of this allocation is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2014		2013		2012		2011		2010
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial loans	$29,079	36%	$22,977	22%	$22,498	21%	$21,106	19%	$28,747	18%
Commercial loans collateralized by assignment of lease payments	9,962	18	9,159	26	7,755	23	7,561	20	6,424	16
Commercial real estate	41,044	28	49,942	29	59,048	30	68,658	31	105,875	33
Residential real estate	6,646	5	8,872	5	6,941	5	3,935	5	5,104	5
Construction real estate	8,909	3	6,794	3	11,159	2	15,639	3	37,215	6
Consumer related loans	13,103	7	11,770	11	12,287	11	9,862	11	8,852	10
Covered loans (1)	1,283	3	2,232	4	4,516	8	37	11	—	12
Total (2)	$110,026	100%	$111,746	100%	$124,204	100%	$126,798	100%	$192,217	100%

(1)	Consists of allowance for loan and lease losses for commercial, commercial real estate and construction loans.

(2)
The reserve for unfunded credit commitments (primarily letters of credit) was reclassified from the allowance for loan and lease losses to other liabilities as of June 30, 2011.  Includes $13.6 million of reserves on unfunded credit commitments at December 31, 2010.

Additions to the allowance for loan and lease losses, which are charged to earnings through the provision for credit losses, are determined based on a variety of factors, including specific reserves, current loan risk ratings, delinquent loans, historical loss experience and economic conditions in our market area. In addition, federal regulatory authorities, as part of the examination process, periodically review our allowance for loan and lease losses. The regulators may require us to record adjustments to the allowance level based upon their assessment of the information available to them at the time of examination. Although management believes the allowance for loan and lease losses is sufficient to cover probable losses inherent in the loan portfolio, there can be no assurance that the allowance will prove sufficient to cover actual loan losses.

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

Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Office of the Comptroller of the Currency, MB Financial Bank's primary regulator, which can order the establishment of additional general or specific loss allowances. There can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially adjust our allowance for loan and lease losses. The Office of the Comptroller of the Currency, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that (1) institutions have effective systems and controls to identify, monitor and address asset quality problems; (2) management has analyzed all significant factors that affect the collectability of the portfolio in a reasonable manner; and (3) management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. We analyze our process regularly, with modifications made if needed, and report those results four times per year at meetings of our board of directors. However, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to materially adjust our allowance for loan and lease losses at the time of their examination.

Although management believes that appropriate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan and lease loss allowances may become necessary.

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

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our core deposits consist of checking accounts, NOW accounts, money market accounts, savings accounts and non-public certificates of deposit.  These deposits, along with brokered deposits, and short-term and long-term borrowings are used to support our asset base.  Our deposits are obtained predominantly from the geographic trade areas surrounding each of our office locations.  We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.  We also use brokered deposits as an alternative funding source which allows us flexibility in managing our overall interest expense.  Low cost deposits (noninterest bearing deposits, money market and NOW accounts, and savings accounts) increased by $3.1 billion, or 51.7%, and certificates of deposit increased by $551.0 million, or 37.5%, at December 31, 2014 compared to the prior year. Noninterest bearing deposits grew by $1.7 billion, or 73.3%, compared to December 31, 2013. These increases were primarily due to the deposits assumed in the Taylor Capital merger. Low cost deposits comprised 82% of total deposits at December 31, 2014 compared to 80% at December 31, 2013.

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31,
	2014		2013
	Amount	Percent	Amount	Percent
Demand deposits, noninterest bearing	$4,118,256	37%	$2,375,863	32%
NOW and money market accounts	3,913,765	36	2,682,419	36
Savings deposits	940,345	9	855,394	12
Certificates of deposit, $100,000 or more	1,314,911	12	827,413	11
Other certificates of deposit	703,665	6	640,170	9
Total	$10,990,942	100%	$7,381,259	100%

The following table sets forth the maturities of certificates of deposit and other time deposits $100,000 and over at December 31, 2014 (in thousands):

Certificates of deposit $100,000 and over:
Maturing within three months	$450,048
After three but within six months	310,693
After six but within twelve months	236,590
After twelve months	281,150
Total certificates of deposit $100,000 and over (1)	$1,278,481

Other time deposits $100,000 and over (2):
Maturing within three months	$8,111
After three but within six months	8,534
After six but within twelve months	10,496
After twelve months	9,289
Total other time deposits $100,000 and over	$36,430

(1)	Includes brokered deposits of $536.3 million.

(2)
Consists of time deposits held in individual retirement accounts (IRAs) and time certificates that the customer has the option to increase the principal balance and maintain the original interest rate.

Borrowings.  Total borrowings were $1.0 billion at December 31, 2014 compared to $555.5 million at December 31, 2013.  The increase in total borrowings was primarily due to the borrowings assumed in the Taylor Capital merger partly offset by the repayment of short term FHLB advances and junior subordinated notes as part of the balance sheet repositioning in third quarter of 2014 and the application of excess cash on hand.

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

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2014	2013	2012
Federal funds purchased:
Average balance outstanding	$15,156	$6	$13
Maximum outstanding at any month-end during the period	68,244	—	—
Balance outstanding at end of period	11,591	—	—
Weighted average interest rate during the period	0.41%	0.29%	0.45%
Weighted average interest rate at end of the period	0.14	—	—
Securities sold under agreements to repurchase:
Average balance outstanding	$206,861	$198,652	$210,891
Maximum outstanding at any month-end during the period	264,092	240,600	270,245
Balance outstanding at end of period	219,824	193,389	208,242
Weighted average interest rate during the period	0.20%	0.21%	0.26%
Weighted average interest rate at end of the period	0.21	0.20	0.23
Federal Home Loan Bank advances:
Average balance outstanding	$179,740	$65,559	$13,826
Maximum outstanding at any month-end during the period	925,000	300,000	24,006
Balance outstanding at end of period	700,000	300,000	12,360
Weighted average interest rate during the period	0.12%	0.29%	3.51%
Weighted average interest rate at end of the period	0.13	0.17	3.58
Correspondent bank line of credit:
Average balance outstanding	$2,548	$164	$7,142
Maximum outstanding at any month-end during the period	15,000	—	35,000
Balance outstanding at end of period	—	—	—
Weighted average interest rate during the period	2.03%	2.20%	2.28%
Weighted average interest rate at end of the period	—	—	—

Long-term borrowings include notes payable to other banks to support a portfolio of equipment that we own and lease to other companies, Federal Home Loan Bank advances and structured repurchase agreements.  As of December 31, 2014 and December 31, 2013, our long-term borrowings were $82.9 million and $62.2 million, respectively. During the first quarter of 2013, we pre-paid a $50.0 million subordinated debt facility.

Junior subordinated notes issued to capital trusts include debentures sold to Coal City Capital Trust I, FOBB Statutory Trust III, Taylor Capital Trust II, MB Financial Capital Trust II, MB Financial Capital Trust III, MB Financial Capital Trust IV, MB Financial Capital Trust V, and MB Financial Capital Trust VI in connection with the issuance of their preferred securities in 1998, 2003, 2004, 2005, 2006, 2006, 2007, and 2007, respectively. TAYC Capital Trust II was established by Taylor Capital prior to the Company's acquisition of Taylor Capital, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition.

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

As of December 31, 2014 and December 31, 2013, our junior subordinated notes issued to capital trusts were $185.8 million and $152.1 million, respectively.  See Notes 1 and 12 to the consolidated financial statements for further analysis.

Liquidity

Liquidity management is monitored by an Asset/Liability Committee, consisting of members of management, which reviews funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

Our primary sources of funds are retail and commercial deposits, short-term and long-term borrowings, public funds and funds generated from operations.  Funds from operations include principal and interest payments received on loans and securities and proceeds from sale of loans held for sale.  While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing on sources of funds.

We have no required regulatory liquidity ratios to maintain; however, we adhere to an internal policy which dictates internal thresholds.  This policy provides that we may not have a ratio of loans to deposits (including customer repurchase agreements) in excess of 90%.  In addition, our internal policy addresses current regulatory proposals that include (i) a “liquidity coverage ratio” or LCR, designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario and should exceed 110%, and (ii) a “net stable funding ratio” or NSFR, which is the proportion/ratio of available long-term assets to long-term, stable funding.  At December 31, 2014, we were in compliance with the foregoing policies.

At December 31, 2014, we had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $3.0 billion.  We anticipate that we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $1.6 billion at December 31, 2014, including brokered deposits.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at December 31, 2014, there were no firm lending commitments in place, management believes that we could borrow approximately $300.0 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago (FHLB).  As of December 31, 2014, the Company had $704.2 million outstanding in FHLB advances, and could borrow an additional amount of approximately $388.3 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of December 31, 2014, the Company had approximately $1.2 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. In addition, the Company has a $35.0 million unsecured line of credit with a correspondent bank. As of December 31, 2014, no amount was outstanding. The holding company had $32.2 million in cash of December 31, 2014, which was held at MB Financial Bank.

MB Financial Bank is subject to various regulatory capital requirements which affect its ability to pay dividends to us.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Additionally, our current internal policy effectively limits the amount of dividends our bank subsidiary may pay to us by requiring the bank to maintain total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios of 12%, 9% and 8%, respectively.  The minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes were, through December 31, 2014, 10%, 6% and 5%, respectively, and effective January 1, 2015 became 10%, 8% and 5%, respectively, plus a Common Equity Tier 1 ratio of 6.5%. See “Item 1. Business - Supervision and Regulation - Capital Adequacy” and “ - New Capital Regulations.”  In addition to adhering to our policy, there are regulatory restrictions on the ability of national banks to pay dividends.  See “Item 1. Business — Supervision and Regulation.”

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

Interest rate swaps are used in order to lessen the price volatility of the mortgage servicing rights asset. The Company also uses forward commitments to buy to-be-announced mortgage securities for which the Company does not intend to take delivery of the security and will enter into an offsetting position before physical delivery to lessen the price volatility of the mortgage servicing rights asset. These derivatives are recorded at their fair value on the consolidated balance sheets in other assets with changes in fair value recorded on the consolidated statements of operations in mortgage banking revenue in non-interest income.

For additional information, including the notional amount and fair value of our derivative instruments at December 31, 2014, see Note 20 “Derivative Financial Instruments” to the consolidated financial statements.

Contractual Obligations.  In the ordinary course of operations, we enter into certain contractual obligations.  Such obligations include the funding of operations through debt issuances, subordinated notes issued to capital trusts, operating leases for premises and equipment, as well as capital expenditures for new premises and equipment.

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2014 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Time certificates	$2,018,576	$1,595,106	$300,692	$68,443	$54,335
Long-term borrowings	82,916	17,589	59,165	2,597	3,565
Junior subordinated notes issued to capital trusts (1)	185,778	—	—	—	185,778
Operating leases	53,285	10,272	15,727	9,976	17,310
Capital expenditures	1,449	1,449	—	—	—
Total	$2,342,004	$1,624,416	$375,584	$81,016	$260,988
Commitments to extend credit and letters of credit	$2,998,533

(1)	May be called for redemption by us at any time. See Note 12 to the audited consolidated financial statements under Item 8. Financial Statements and Supplementary Data.

Capital Resources

MB Financial Bank is subject to the risk based capital regulations administered by the banking regulatory agencies.  The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Under the prompt corrective action regulations in effect through December 31, 2014, to be adequately capitalized a bank had to maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Effective January, 1, 2015, in order to be adequately capitalized under the prompt corrective action regulations, a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 6.00%, Tier 1 capital to total assets of 4.00%  and Common Equity Tier 1 Capital to risk-weighted assets of 4.50%.   Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which, if undertaken, could have a direct material effect on the bank’s financial statements.  As of December 31, 2014, the most recent notification from the federal banking regulators categorized MB Financial Bank as well capitalized.

Through December 31, 2014, a well capitalized institution had to maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, a minimum ratio of Tier 1 capital to total assets of at least 5.00% and not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level. Effective January 1, 2015, a well capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 8.00%, a minimum ratio of Tier 1 capital to total assets of at least 5.00%, a minimum ratio of Common Equity Tier 1 Capital to risk-weighted assets of 6.50% and not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level.  There are no conditions or events since that notification that management believes have changed our bank subsidiary’s capital classification.  Through December 31, 2014, on a consolidated basis, we were required to maintain a minimum ratio of Tier 1 capital to total assets of 4.00%, a minimum ratio of Tier 1 capital to risk-weighted assets of 4.00% and a minimum ratio of total-capital to risk-weighted assets of 8.00%. Effective January 1, 2015, we became required to maintain a minimum ratio of Tier 1 capital to total assets of 4.00%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, a minimum ratio of total-capital to risk-weighted assets of 8.00% and a minimum ratio of Common Equity Tier 1 Capital to risk-weighted assets of 4.50%.  See “Item 1. Business - Supervision and Regulation - Capital Adequacy,” “Prompt Corrective Action” and “New Capital Rules “  In addition, our internal policy requires us, on a consolidated basis, to maintain ratios of Tier 1 capital to total assets, Tier 1 capital to risk-weighted assets and total-capital to risk-weighted assets at or above 8.00%, 9.00% and 12.00%, respectively.

As of December 31, 2014, MB Financial Bank was “well capitalized” under the capital adequacy requirements then in effect.  The following table sets forth the actual and required regulatory capital amounts and ratios for MB Financial Bank and at the consolidated level as of December 31, 2014 (dollars in thousands):

					Required To Be Well
			Required For Capital		Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Consolidated	$1,544,759	13.62%	$907,369	8.00%	N/A	N/A
MB Financial Bank	1,473,928	13.03	904,917	8.00	$1,131,146	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	$1,430,702	12.61%	$453,684	4.00%	N/A	N/A
MB Financial Bank	1,359,871	12.02	452,459	4.00	$678,688	6.00%
Tier 1 capital (to average assets):
Consolidated	$1,430,702	10.47%	$546,766	4.00%	N/A	N/A
MB Financial Bank	1,359,871	9.96	545,943	4.00	$682,429	5.00%

N/A — not applicable

We established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The trust preferred securities were included in our consolidated Tier 1 Capital and Total Capital at December 31, 2014.

As of December 31, 2014, we had approximately $1.4 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.  We expect to pay the outstanding commitments as of December 31, 2014 through the normal cash flows of our business operations.

Statement of Cash Flows

Operating Activities.  Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities decreased by $25.3 million to $167.4 million for the year ended December 31, 2014 from $192.8 million for the year ended December 31, 2013.  The decrease was primarily due to the increase in other liabilities offset by the decrease in the change of the deferred tax liability.

Net cash flows provided by operating activities increased by $10.9 million to $192.8 million for the year ended December 31, 2013 from $181.8 million for the year ended December 31, 2012.  The increase was primarily due to the increase in net income in 2013.

Investing Activities.  Cash flows from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the year ended December 31, 2014, the Company had net cash flows provided by investing activities of $674.6 million compared to net cash flows used in investing activities of $39.2 million for the year ended December 31, 2013.  The change was primarily due to more sales of investment securities and a larger decrease in loans.

For the year ended December 31, 2013, the Company had net cash flows used in investing activities of $39.2 million compared to net cash flows provided by investing activities of $330.2 million for the year ended December 31, 2012.  The change was primarily due to more purchases of investment securities, less of a decrease in loans and less proceeds from FDIC related covered assets.

Financing Activities.  Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the year ended December 31, 2014, the Company had net cash flows used in financing activities of $1.0 billion compared to net cash flows provided by financing activities of $32.4 million for the year ended December 31, 2013.  The change in cash flows from financing activities was primarily due to repayments of borrowings and a larger decrease in deposits.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2014 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2014 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10% and 5%, respectively, in the first three months, 12%, 26%, and 15%, respectively, in the next nine months, 51%, 58% and 58%, respectively, from one year to five years, and 33%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$54,105	$470	$702	$—	$55,277
Federal funds sold	—	—	—	—	—
Investment securities	126,916	304,081	1,450,183	842,521	2,723,701
Loans held for sale	737,209	—	—	—	737,209
Loans, including covered loans	4,212,142	1,769,717	2,939,988	161,370	9,083,217
Total interest earning assets	$5,130,372	$2,074,268	$4,390,873	$1,003,891	$12,599,404
Interest Bearing Liabilities:
NOW and money market deposit accounts	$276,227	$751,716	$2,147,278	$738,544	$3,913,765
Savings deposits	51,511	145,207	534,072	209,555	940,345
Time deposits	641,441	960,823	411,179	5,133	2,018,576
Short-term borrowings	724,587	59,750	133,289	13,789	931,415
Long-term borrowings	4,578	12,543	63,770	2,025	82,916
Junior subordinated notes issued to capital trusts	185,778	—	—	—	185,778
Total interest bearing liabilities	$1,884,122	$1,930,039	$3,289,588	$969,046	$8,072,795
Rate sensitive assets (RSA)	$5,130,372	$7,204,640	$11,595,513	$12,599,404	$12,599,404
Rate sensitive liabilities (RSL)	1,884,122	3,814,161	7,103,749	8,072,795	8,072,795
Cumulative GAP (GAP=RSA-RSL)	3,246,250	3,390,479	4,491,764	4,526,609	4,526,609
RSA/Total assets	35.13%	49.34%	79.41%	86.28%	86.28%
RSL/Total assets	12.90	26.12	48.65	55.29	55.29
GAP/Total assets	22.23	23.22	30.76	31.00	31.00
GAP/RSA	63.28	47.06	38.74	35.93	35.93

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	At December 31, 2014		At December 31, 2013
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+2.00%	$19,270	4.60%	$10,596	3.84%
+1.00%	7,930	1.89	5,554	2.01
-1.00%	(20,299)	(4.85)	(6,553)	(2.38)

In the interest rate sensitivity table above, changes in net interest income between December 31, 2014 and December 31, 2013 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to certificates of deposit in a rising rate environment.

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

December 31, 2014, 2013, and 2012

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework of 1992. Based on that assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control—Integrated Framework.

McGladrey LLP, an independent registered public accounting firm that audited the 2014 consolidated financial statements of the Company included in this Annual Report on 10-K, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Mitchell Feiger	/s/ Jill E. York
Mitchell Feiger	Jill E. York
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
MB Financial, Inc.

We have audited the internal control over financial reporting of MB Financial, Inc. and Subsidiaries as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  MB Financial Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, MB Financial, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of MB Financial, Inc. and Subsidiaries and our report dated February 27, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP
Chicago, Illinois
February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
MB Financial, Inc.

We have audited the accompanying consolidated balance sheets of MB Financial, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MB Financial, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MB Financial, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the MB Financial, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ McGladrey LLP
Chicago, Illinois
February 27, 2015

FINANCIAL STATEMENTS

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(Amounts in thousands, except common share data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$256,804	$205,193
Interest earning deposits with banks	55,277	268,266
Total cash and cash equivalents	312,081	473,459
Federal funds sold	—	42,950
Investment securities:
Securities available for sale, at fair value	1,654,752	1,118,912
Securities held to maturity, at amortized cost ($1,035,061 and $1,198,929 fair value at December 31, 2014 and 2013, respectively)	993,380	1,182,533
Non-marketable securities - FHLB and FRB stock	75,569	51,417
Total investment securities	2,723,701	2,352,862
Loans held for sale	737,209	629
Loans:
Total loans, excluding purchased credit impaired and covered loans	8,831,572	5,476,831
Purchased credit impaired and covered loans	251,645	235,720
Total loans	9,083,217	5,712,551
Less: Allowance for loan and lease losses	110,026	111,746
Net loans	8,973,191	5,600,805
Lease investment, net	162,833	131,089
Premises and equipment, net	238,377	221,065
Cash surrender value of life insurance	133,562	130,181
Goodwill	711,521	423,369
Other intangibles	38,006	23,428
Mortgage servicing rights, at fair value	235,402	413
Other real estate owned, net	19,198	23,289
Other real estate owned related to FDIC-assisted transactions	19,328	20,472
Other assets	297,690	197,416
Total assets	$14,602,099	$9,641,427
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$4,118,256	$2,375,863
Interest bearing	6,872,686	5,005,396
Total deposits	10,990,942	7,381,259
Short-term borrowings	931,415	493,389
Long-term borrowings	82,916	62,159
Junior subordinated notes issued to capital trusts	185,778	152,065
Accrued expenses and other liabilities	382,762	225,873
Total liabilities	12,573,813	8,314,745
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 10,000,000 shares at December 31, 2014 and 1,000,000 at December 31, 2013; Series A, 8% perpetual non-cumulative, 4,000,000 shares issued and outstanding at December 31, 2014 and no shares outstanding at December 31, 2013, $25 liquidation value)	115,280	—
Common stock, ($0.01 par value; authorized 100,000,000 shares at December 31, 2014 and 70,000,000 at December 31, 2013; issued 75,067,482 shares at December 31, 2014 and 55,148,409 shares at December 31, 2013)	751	551
Additional paid-in capital	1,267,761	738,053
Retained earnings	629,677	581,998
Accumulated other comprehensive income	20,356	8,383
Less: 296,715 and 184,173 shares of treasury stock, at cost, at December 31, 2014 and 2013, respectively	(6,974)	(3,747)
Controlling interest stockholders’ equity	2,026,851	1,325,238
Noncontrolling interest	1,435	1,444
Total stockholders’ equity	2,028,286	1,326,682
Total liabilities and stockholders’ equity	$14,602,099	$9,641,427

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2014, 2013, and 2012
(Amounts in thousands, except share and per share data)

	2014	2013	2012
Interest income:
Loans:
Taxable	$292,028	$228,931	$263,079
Nontaxable	9,022	9,611	8,629
Investment securities:
Taxable	38,619	26,084	33,424
Nontaxable	34,791	32,564	29,311
Federal funds sold	25	15	—
Other interest earning accounts	663	690	867
Total interest income	375,148	297,895	335,310
Interest expense:
Deposits	17,027	19,240	30,258
Short-term borrowings	780	622	1,204
Long-term borrowings and junior subordinated notes	6,518	5,697	11,060
Total interest expense	24,325	25,559	42,522
Net interest income	350,823	272,336	292,788
Provision for credit losses	12,052	(5,804)	(8,900)
Net interest income after provision for credit losses	338,771	278,140	301,688
Non-interest income:
Lease financing, net	64,310	61,243	36,382
Mortgage banking revenue	46,149	1,664	2,325
Commercial deposit and treasury management fees	34,315	24,867	23,636
Trust and asset management fees	21,839	19,142	17,990
Card fees	13,741	11,013	9,368
Capital markets and international banking fees	5,458	3,560	5,086
Consumer and other deposit service fees	12,788	13,968	14,428
Brokerage fees	5,176	4,907	4,792
Loan service fees	4,814	5,563	5,845
Increase in cash surrender value of life insurance	3,381	3,385	3,570
Net (loss) gain on investment securities	(2,525)	(1)	555
Net gain (loss) on sale of assets	3,452	(323)	(942)
Gain on extinguishment of debt	1,895	—	—
Other operating income	6,512	5,406	6,158
Total non-interest income	221,305	154,394	129,193
Non-interest expenses:
Salaries and employee benefits	255,974	177,858	165,696
Occupancy and equipment expense	44,910	36,878	35,806
Computer services and telecommunication expense	31,678	18,883	15,499
Advertising and marketing expense	8,854	8,272	8,183
Professional and legal expense	14,652	8,807	6,110
Other intangibles amortization expense	5,501	6,084	5,010
Facilities impairment charges	2,270	—	2,190
Net loss (gain) recognized on other real estate owned and other related expense	3,575	(781)	20,584
Prepayment fees on interest bearing liabilities	—	—	12,682
Other operating expenses	69,368	38,587	32,270
Total non-interest expenses	436,782	294,588	304,030
Income before income taxes	123,294	137,946	126,851
Income tax expense	37,193	39,491	36,477
Net income	$86,101	$98,455	$90,374
Dividends and discount accretion on preferred shares	4,000	—	3,269
Net income available to common stockholders	$82,101	$98,455	$87,105

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
Years Ended December 31, 2014, 2013, and 2012
(Amounts in thousands, except share and per share data)

	2014	2013	2012
Common share data:
Basic earnings per common share	$1.32	$1.81	$1.61
Diluted earnings per common share	1.31	1.79	1.60
Weighted average common shares outstanding for basic earnings per common share	62,012,196	54,509,612	54,270,297
Diluted weighted average common shares outstanding for diluted earnings per common share	62,573,406	54,993,865	54,505,976

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2014, 2013, and 2012
(Amounts in thousands)

	2014	2013	2012

Net income	$86,101	$98,455	$90,374
Unrealized holding gains (losses) on investment securities, net of reclassification adjustments	20,933	(43,543)	(4,097)
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale	(3,700)	(2,478)	—
Reclassification adjustments for losses (gains) included in net income	2,525	1	(555)
Other comprehensive income (loss), before tax	19,758	(46,020)	(4,652)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(7,785)	18,077	1,828
Other comprehensive income (loss), net of tax	11,973	(27,943)	(2,824)
Comprehensive income	$98,074	$70,512	$87,550

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2014, 2013, and 2012
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

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
Years Ended December 31, 2014, 2013, and 2012
(Amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2013	$—	$551	$738,053	$581,998	$8,383	$(3,747)	$1,444	$1,326,682
Net income	—	—	—	86,101	—	—	291	86,392
Other comprehensive income net of tax	—	—	—	—	11,973	—	—	11,973
Issuance of preferred stock	115,280	—	—	—	—	—	—	115,280
Issuance of common stock due to business combination	—	196	518,796	—	—	—	—	518,992
Cash dividends declared on preferred shares	—	—	—	(4,000)	—	—	—	(4,000)
Cash dividends declared on common shares ($0.52 per share)	—	—	—	(34,422)	—	—	—	(34,422)
Restricted common stock activity, net of tax	—	2	812	—	—	60	—	874
Stock option activity, net of tax	—	2	529	—	—	—	—	531
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	597	—	—	(3,287)	—	(2,690)
Stock-based compensation expense	—	—	8,974	—	—	—	—	8,974
Distributions to noncontrolling interest	—	—	—	—	—	—	(300)	(300)
Balance at December 31, 2014	$115,280	$751	$1,267,761	$629,677	$20,356	$(6,974)	$1,435	$2,028,286

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014, 2013, and 2012
(Amounts in Thousands)

	2014	2013	2012
Cash Flows From Operating Activities
Net income	$86,101	$98,455	$90,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and leased equipment	60,067	51,893	52,419
Facilities impairment charges	2,270	—	2,190
Compensation expense for share-based payment plans	8,974	5,456	4,806
(Gain) loss on sales of premises and equipment and leased equipment	(5,817)	362	(2,204)
Amortization of other intangibles	5,501	6,084	5,010
Provision for credit losses	12,052	(5,804)	(8,900)
Deferred income tax expense	(48)	21,681	15,177
Amortization of premiums and discounts on investment securities, net	45,413	47,771	44,543
Accretion of premiums and discounts on loans, net	(21,262)	(7,122)	(13,797)
Accretion of FDIC indemnification asset	(112)	(342)	(1,055)
Net loss (gain) on investment securities	2,525	1	(555)
Proceeds from sale of loans held for sale	2,213,914	86,505	96,243
Origination of loans held for sale	(2,266,636)	(77,935)	(96,480)
Net gain on sale of loans held for sale	(12,022)	(1,664)	(2,325)
Change in fair value of mortgage servicing rights	11,777	—	—
Net loss (gain) on other real estate owned	1,554	(1,888)	14,503
Net loss on other real estate owned related to FDIC-assisted transactions	446	360	3,091
Increase in cash surrender value of life insurance	(3,381)	(3,385)	(3,570)
Gain on extinguishment of debt	(1,895)	—	—
Decrease (increase) in other assets, net	9,988	17,485	(67,511)
Increase (decrease) in other liabilities, net	18,038	(45,155)	49,861
Net cash provided by operating activities	167,447	192,758	181,820
Cash Flows From Investing Activities
Decrease (increase) in federal funds sold	42,950	(42,950)	—
Proceeds from sales of investment securities available for sale	512,878	989	15,416
Proceeds from maturities and calls of investment securities available for sale	259,694	496,258	608,665
Purchase of investment securities available for sale	(216,777)	(484,113)	(605,098)
Proceeds from maturities and calls of investment securities held to maturity	41,654	17,087	2,134
Purchase of investment securities held to maturity	(122,859)	(61,073)	(2,187)
Purchase of non-marketable securities - FHLB and FRB stock	(15)	(547)	(44)
Redemption of non-marketable securities - FHLB and FRB stock	26,483	4,515	25,491
Net decrease in loans	155,399	38,725	219,125
Purchases in mortgage servicing rights	(1,096)	—	—
Purchases of premises and equipment and leased equipment	(94,667)	(65,453)	(76,675)
Proceeds from sales of premises and equipment and leased equipment	22,924	8,532	14,587
Capital improvements on other real estate owned	—	(74)	(2,809)
Proceeds from sale of other real estate owned	9,390	21,814	34,316
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	17,049	15,194	40,298
Life insurance death benefit	—	2,083	—
Net cash acquired (paid) in business acquisition	25,174	—	(27,010)
Net (payments for) proceeds from FDIC related covered assets	(3,620)	9,766	83,954
Net cash provided by (used in) investing activities	674,561	(39,247)	330,163
Cash Flows From Financing Activities
Net decrease in deposits	(343,530)	(161,438)	(104,910)
Net (decrease) increase in short-term borrowings	(597,774)	272,787	648
Proceeds from long-term borrowings	33,816	7,725	6,742
Principal paid on long-term borrowings	(13,059)	(61,616)	(156,956)
Redemption of junior subordinated notes issued to capital trusts	(45,369)	—	(6,186)
Repurchase of preferred stock and warrant	—	—	(197,518)
Treasury stock transactions, net	(2,690)	(1,672)	(249)
Stock options exercised	1,034	1,014	154
Excess tax benefits from share-based payment arrangements	396	(325)	(390)
Dividends paid on preferred stock	(2,000)	—	(3,239)
Dividends paid on common stock	(34,210)	(24,070)	(7,101)
Net cash (used in) provided by financing activities	(1,003,386)	32,405	(469,005)
Net (decrease) increase in cash and cash equivalents	$(161,378)	$185,916	$42,978
Cash and cash equivalents:
Beginning of year	473,459	287,543	244,565
End of year	$312,081	$473,459	$287,543

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
Years Ended December 31, 2014, 2013, and 2012
(Amounts in Thousands)

	2014	2013	2012
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$25,258	$26,345	$44,212
Net income tax payments, net	23,040	35,375	9,883
Supplemental Schedule of Noncash Investing Activities:
Investment securities held to maturity purchased not settled	$—	$321	$—
Transfer of investment securities available for sale to investment securities held to maturity	—	656,617	—
Transfer of investment securities held to maturity to investment securities available for sale	273,471	—	—
Loans transferred to other real estate owned	2,133	6,164	4,535
Loans transferred to other real estate owned related to FDIC-assisted transactions	16,337	16,023	19,705
Loans transferred to repossessed vehicles	1,019	871	1,496
Operating leases rewritten as direct finance leases included as loans	5,853	6,936	7,760
Supplemental Schedule of Noncash Investing Activities From Acquisitions:
Noncash assets acquired:
Investment securities available for sale	$826,691	$—	$635
Investment securities held to maturity	22,599	—	—
Non-marketable securities -FHLB and FRB stock	50,620	—	—
Loans held for sale	670,671	—	—
Loans	3,532,211	—	32,933
Lease investments	11,885	—	—
Premises and equipment	19,701	—	81
Goodwill	288,152	—	36,300
Other intangibles	20,079	—	5,028
Mortgage servicing rights	224,453	—	—
Other real estate owned	4,720	—	—
Other assets	130,478	—	27,323
Total noncash assets acquired	$5,802,260	$—	$102,300
Liabilities assumed:
Deposits	$3,953,213	$—	$—
Short-term borrowings	1,035,800	—	—
Junior subordinated notes issued to capital trusts	80,843	—	—
Other liabilities	$123,028	$—	$75,290
Total liabilities assumed	$5,192,884	$—	$75,290

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

MB Financial, Inc. (the "Company," "we," "us," "our") is a financial holding company that provides a full range of financial services to individuals and corporate customers through its banking subsidiary, MB Financial Bank, N.A. ("MB Financial Bank").

The Company’s primary market is the Chicago, Illinois metropolitan area, in which MB Financial Bank operates 86 banking offices through MB Financial Bank.

MB Financial Bank, our largest subsidiary, has three wholly owned subsidiaries with significant operating activities: LaSalle Systems Leasing, Inc., Celtic Leasing Corp. Cole Taylor Equipment Finance, LLC. MB Financial Bank also has a majority owned subsidiary with significant operating activities, Cedar Hill Associates, LLC. Vision Investment Services, Inc., a subsidiary of MB Financial Bank, was dissolved in the fourth quarter of 2012.

Basis of Financial Statement Presentation: The consolidated financial statements include the accounts of the Company and its subsidiaries.  Significant intercompany items and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry.  In accordance with applicable accounting standards, the Company does not consolidate statutory trusts established for the sole purpose of issuing trust preferred securities and related trust common securities.  See Note 12 below for more detail.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the year.  Actual results could differ from those estimates.  Areas involving the use of management’s estimates and assumptions, which are more susceptible to change in the near term include the allowance for loan and lease losses; residual value of direct finance, leveraged, and operating leases; valuation of mortgage servicing rights; income tax accounting; fair value measurements for assets and liabilities; and goodwill.

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

Loans held for sale: Mortgage loans originated and intended for sale in the secondary market are reflected at fair value.  Changes in the fair value are recognized in mortgage banking revenue on the Company's Consolidated Statements of Operations.

Mortgage Loan Representation and Warranty Reserve: The Company originates and sells residential mortgage loans in the secondary market. When the Company sells mortgage loans, it makes customary representations and warranties to the purchasers about various characteristics of each loan, such as the ownership of the loan, the validity of the lien securing the loan, the nature and extent of underwriting standards applied and the types of documentation being provided. These representations and warranties are generally enforceable over the life of the loan. If a defect in the origination process is identified, the Company may be required to either repurchase the loan or indemnify the purchaser for losses it sustains on the loan. If there are no such defects, the Company has no liability to the purchaser for losses it may incur on such loans.

The Company maintains a representation and warranty reserve to account for the expected losses related to loans it might be required to repurchase or the indemnity payments it may have to make to purchasers. The representation and warranty reserve reflects management's best estimate of probable lifetime loss. The reserve considers both the estimate of expected losses on loans sold during the current accounting period as well as adjustments to the Company's previous estimate of expected losses on loans sold. Factors considered include borrower performance, repurchase demand behavior, and historical loan defect experience. Management monitors the adequacy of the overall reserve and makes adjustments to the level of reserve, as necessary, after consideration of other qualitative factors.

At the time a loan is funded, the representation and warranty reserve is recorded as a decrease in mortgage banking revenue on the Consolidated Statements of Operations and recorded in accrued interest, taxes and other liabilities on the Company's Consolidated Balance Sheets. Changes to the reserve are recorded as an increase or decrease to mortgage banking revenue on the Consolidated Statements of Operations.

Loans and leases: Loans are stated at the amount of unpaid principal reduced by the allowance for loan and lease losses and unearned income.  Direct finance and leveraged leases are included as lease loans for financial statement purposes.  Direct finance leases are stated as the sum of remaining minimum lease payments from lessees plus estimated residual values less unearned lease income.  Leveraged leases are stated at the sum of remaining minimum lease payments from lessees (less nonrecourse debt payments) plus estimated residual values less unearned lease income.  On a quarterly basis, management reviews the lease residuals for potential impairment.  Unearned lease income on direct finance and leveraged leases is recognized over the lives of the leases using the level-yield method.

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

For impaired loans, accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, the borrower’s financial condition is such that collection of interest is doubtful.  Cash collections on impaired loans are generally credited to the loan balance, and no interest income is recognized on those loans until the principal balance has been determined to be collectible.  Loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.  Impaired loans include non-accrual loans and loans classified as a troubled debt restructuring. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any and any subsequent changes are charged against the allowance for loan and lease losses.

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

Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous consumer related loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or loan committee.  Loans rated "one" represent those loans least likely to default and a loan rated "nine" represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  We use a loan loss reserve model that incorporates the migration of loan risk ratings and historical default data over a multi-year period to develop our estimated default factors (EDFs).  The model tracks annual loan rating migrations by loan type and currently uses loan risk rating migrations for 14 years.  The migration data is adjusted by using average losses for an economic cycle (approximately 13 years) to develop EDFs by loan type, risk rating and maturity.  EDFs are updated annually in December.

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

Commercial loans and lease loans:  initial unemployment insurance claims in Illinois, our prior period charge-off rates and crude oil prices.

Commercial real estate loans and construction loans:  M2 Money stock, our prior period charge-off rates and the U.S. commercial real estate index.

Using the indicators noted above, a predicted charge-off percentage is calculated.  The predicted charge-off percentage is then compared to the cycle average charge-off percentage, and a macroeconomic adjustment factor is calculated.  The macroeconomic adjustment factor is applied to each commercial loan type.  Each year, we review the predictive nature of the macroeconomic factors by comparing actual charge-offs to the predicted model charge-offs, re-run our regression analysis and re-calibrate the macroeconomic factors as appropriate.

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

In addition, each impaired commercial loan with real estate collateral is reviewed quarterly by our appraisal department to determine that the most recent valuation remains appropriate during subsequent quarters until the next appraisal is received.  If considered necessary by our appraisal department, the appraised value may be further discounted to reflect current values.

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

We consistently apply our methodology for determining the appropriateness of the allowance for loan and lease losses but may adjust our methodologies and assumptions based on historical information related to charge-offs and management's evaluation of the loan portfolio. In this regard, we periodically review the following to validate our allowance for loan and lease losses: historical net charge-offs as they relate to prior periods' allowance for loan and lease loss, comparison of historical loan migration in past years compared to the current year, overall credit trends and ratios and any significant changes in loan concentrations. In reviewing this data, we adjust qualitative factors within our allowance methodology to appropriately reflect any changes warranted by the validation process.
Acquired loans: Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan and lease losses. These acquired loans are segregated into three types: pass rated loans with no discount attributable to credit quality, non-impaired loans with a discount attributable at least in part to credit quality and impaired loans with evidence of significant credit deterioration.

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

Premises and equipment: Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets.  Useful lives generally range from three to seven years for computer equipment and software, five to 10 years for furniture and equipment, and five to 39 years for buildings and building improvements.  Land improvements are amortized over a period of 15 years and leasehold improvements are amortized over the term of the related lease or the estimated useful lives of the improvements, whichever is shorter.  Land is not subject to depreciation.  Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over their identified useful lives.  Premises and equipment and other long-lived assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.  Assets acquired through a business acquisition are recorded at fair value as of the acquisition date.

Other real estate owned: Other real estate owned includes real estate assets that have been received in satisfaction of debt.  Other real estate owned is initially recorded at fair value less estimated selling costs, which establishes the cost basis.  Subsequently, other real estate owned is carried at the lower of the cost basis or fair value less estimated selling costs.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan and lease losses.  Subsequently, unrealized losses and realized gains and losses on sale are included in net loss recognized on other real estate owned.

Cash surrender value of life insurance: The Company has purchased bank-owned life insurance policies on certain executives.  Bank-owned life insurance is recorded at its cash surrender value.  Changes in the cash surrender values are included in non-interest income.

Goodwill: The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit and client relationship intangibles, consists of goodwill.  Under the provisions of ASC Topic 350, goodwill is subject to at least annual assessments for impairment by applying a fair value based test.  The Company reviews goodwill and other intangible assets to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired, by comparing the carrying value of the asset with the anticipated future cash flows. The Company's annual assessment is done at the unit level. As of December 31, 2014, the annual assessment date, the Company had three reporting units: banking, leasing and mortgage banking. The Company did not recognize impairment losses during the year ended December 31, 2014.

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

Mortgage Servicing Rights: The Company originates and sells residential mortgage loans in the secondary market and may retain the right to service the loans sold. Servicing involves the collection of payments from individual borrowers and the distribution of those payments to the investors. Upon a sale of mortgage loans for which servicing rights are retained, the retained mortgage servicing rights asset is capitalized at the fair value of future net cash flows expected to be realized for performing servicing activities. Purchased mortgage servicing rights are recorded at the purchase price at the date of purchase and at fair value thereafter.

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

The Company has elected to account for mortgage servicing rights using the fair value option. Changes in the fair value are recognized in mortgage banking revenue on the Company's Consolidated Statements of Operations.

FDIC indemnification asset: As part of the Heritage Community Bank ("Heritage"), Benchmark Bank ("Benchmark"), Broadway Bank ("Broadway"), and New Century Bank ("New Century") transactions, MB Financial Bank entered into loss-share agreements with the FDIC. These agreements cover realized losses on loans and foreclosed real estate for specified periods. See Note 5 below for more information on these agreements, including the duration of MB Financial Bank’s loss-share coverage. These loss-share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should MB Financial Bank choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss-share percentages.  The loss-share assets are also separately measured from the related loans and foreclosed real estate and recorded within other assets on the balance sheet.  The corresponding accretion is recorded in other income on the statement of operations.  Although these assets are contractual receivables from the FDIC, there are no contractual interest rates.

When cash flow estimates are adjusted downward for a particular loan pool, the FDIC indemnification asset is increased.  An allowance for loan and lease losses is established for the impairment of the loans.  A provision for credit losses is recognized for the difference between the increase in the FDIC indemnification asset and the decrease in cash flows.

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

In both scenarios, the claw-back liability for amounts owed to the FDIC for better than expected performance will increase or decrease accordingly.

Preferred stock: Preferred stock issued in connection with the Taylor Capital Group, Inc. merger was initially recorded at fair value.  Preferred dividends declared are deducted from net income for computing income available to common stockholders and earnings per common share computations.

Treasury stock: Treasury stock is recorded at acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

Derivative financial instruments and hedging activities: ASC Topic 815 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  ASC Topic 815 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

All derivatives are recognized on the consolidated balance sheet at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative as either a fair value hedge (i.e. a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e. a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a non-designated derivative (i.e. an instrument with no hedging designation).  For a derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.  Changes in the fair value of derivatives that are not designated as fair value or cash flow are reported currently in earnings, as noninterest income.

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

Stock-based compensation: The Company accounts for its equity awards in accordance with ASC Topic 718.  ASC Topic 718 requires companies to recognize compensation expense related to equity awards in their statement of operations.  See Note 19 below for more information.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (amounts in thousands, except common share data):

	Years Ended December 31,
	2014	2013	2012
Distributed earnings allocated to common stock	$34,422	$24,290	$7,149
Undistributed earnings	51,679	74,165	83,225
Net income	86,101	98,455	90,374
Less: preferred stock dividends and discount accretion	4,000	—	3,269
Net income available to common stockholders	82,101	98,455	87,105
Less: earnings and dividends allocated to participating securities	2	2	3
Earnings allocated to common stockholders	$82,099	$98,453	$87,102
Weighted average shares outstanding for basic earnings per common share	62,012,196	54,509,612	54,270,297
Dilutive effect of equity awards	561,210	484,253	235,679
Weighted average shares outstanding for diluted earnings per common share	62,573,406	54,993,865	54,505,976
Basic earnings per common share	$1.32	$1.81	$1.61
Diluted earnings per common share	1.31	1.79	1.60

Comprehensive income: Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of deferred taxes, which are reported as a separate component of stockholders’ equity on the consolidated balance sheet.

Segment Reporting: An operating segment is a component of an entity that: (i) engages in business activities from which it may earn revenues and incur expenses; (ii) has operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (iii) has discrete financial information available. As of December 31, 2014, the Company had three reportable operating segments: banking, leasing and mortgage banking.

New authoritative accounting guidance:
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

ASC Topic 310 “Receivables.” New authoritative accounting guidance under ASC Topic 310, “Receivables” amended prior guidance to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosures. The new authoritative guidance will be effective for reporting periods after January 1, 2015 and is not expected to have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 323 “Investments - Equity Method and Joint Ventures.” New authoritative accounting guidance under ASC Topic 323, “Investments - Equity Method and Joint Ventures” amended prior guidance to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the statement of operation as a component of income tax expense. The new authoritative guidance will be effective for reporting periods after January 1, 2015 and is not expected to have a significant impact on the Company's statements of operations or financial condition.

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

The Company issued approximately 19.6 million shares of common stock and paid approximately $129.5 million in cash in the Merger. For the “in-the-money” Taylor Capital stock options and warrants, the Company paid in the aggregate approximately $4.4 million in cash. For the outstanding unvested Taylor Capital restricted stock awards, the Company will pay or has paid in the aggregate up to approximately $3.7 million in cash, as and to the extent such awards vest. The $129.5 million cash consideration includes payments for the Taylor Capital stock options, warrants and restricted stock awards.

This business combination was accounted for under the acquisition method of accounting.  Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition.  Under this method of accounting, the assets acquired, liabilities assumed and consideration paid are recorded at their estimated fair values.  The excess cost over fair value of net assets acquired is recorded as goodwill.  In the event that the fair value of net assets acquired exceeds the cost, the Company will record a gain on the acquisition. As the consideration paid for Taylor Capital exceeded the net assets acquired, goodwill of $288.2 million was recorded on the acquisition and allocated to the banking segment. Goodwill recorded in the transaction, which reflects the increased Chicago market share and related synergies expected from the combined operations, is not tax deductible. The amounts recognized for the business combination in the financial statements as of December 31, 2014 have been determined only provisionally for loans, as loan risk ratings continue to be assessed.

Estimated fair values of the assets acquired and liabilities assumed in the Taylor Capital transaction, as of the closing date of the transaction were as follows (in thousands):

August 18,
2014
ASSETS
Cash and cash equivalents	$154,684
Investment securities available for sale	826,691
Investment securities held to maturity	22,599
Non-marketable securities - FRB and FHLB Stock	50,620
Loans held for sale	670,671
Loans	3,532,211
Leases investments, net	11,885
Premises and equipment	19,701
Goodwill	288,152
Core deposit intangible	20,079
Mortgage servicing rights	224,453
Other real estate owned	4,720
Other assets	130,478
Total assets	$5,956,944
LIABILITIES
Deposits	$3,953,213
Short-term borrowings	1,035,800
Junior subordinated notes issued to capital trusts	80,843
Accrued expenses and other liabilities	123,028
Total liabilities	$5,192,884
Series A preferred stock at $28.82 per share at August 15, 2014	$115,280
Total identifiable net assets less Series A preferred stock	$648,780

Consideration excluding Series A preferred stock:
Market value of common stock at $26.49 per share at August 15, 2014 (19,602,482 shares of common stock issued)	$519,270
Cash paid	129,510
Total fair value of consideration, excluding Series A preferred stock	$648,780

The Company's Series A preferred stock was valued based upon the closing price of Taylor Capital's Series A preferred stock on August 15, 2014, the last trading day before the merger date.

Fair value estimates for loans, premises and equipment, goodwill, core deposit intangible, mortgage servicing rights, other real estate owned, other assets and total consideration have been revised compared to previously reported balances. These adjustments made during the measurement period were recorded as of the closing date of the transaction. The most significant changes were made to the fair value estimates of loans, core deposit intangibles and mortgage servicing rights as a result of additional information that was received that allowed us to refine our initial estimates. The fair value estimates of loans, core deposit intangibles and mortgage servicing rights decreased by $7.1 million, $4.9 million and $8.0 million, respectively, compared to previously reported balances.

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan and lease losses. These acquired loans are segregated into three types: pass rated loans with no discount attributable to credit quality, non-impaired loans with a discount attributable at least in part to credit quality and impaired loans with evidence of significant credit deterioration.

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

The following table presents the acquired loans as of the acquisition date (in thousands):

	PCI Loans	Non-PCI Loans
Contractually required principal and interest payments	$244,650	$3,707,463
Contractually required interest payments not expected to be collected due to estimated prepayments	—	(302,329)
Nonaccretable difference	(34,219)	—
Cash flows expected to be collected	210,431	3,405,134
Accretable difference	(5,626)	(77,728)
Fair value of acquired loans	$204,805	$3,327,406

The Company incurred costs of $7.1 million and $2.4 million to directly consummate the merger for the years ended December 31, 2014 and 2013, respectively, which is recorded in professional and legal fees on the statement of operations. The Company recorded $34.8 million and $2.5 million in pre-tax merger related expenses for the years ended December 31, 2014 and 2013, respectively. The remainder of the merger related expenses primarily relate to retention and severance compensation costs and service contract termination costs. The data processing systems were converted in September 2014.

The following table provides the unaudited pro forma information for the results of operations for the years ended December 31, 2014 and 2013, as if the acquisition had occurred January 1, 2013. The pro forma results combine the historical results of Taylor Capital into the Company's consolidated statement of income including the impact of certain purchase accounting adjustments including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2013. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The merger related expenses that have been recognized are included in net income in the table below.

	For Years Ended December 31,
	2014	2013
(in thousands)
Total revenues (net interest income plus non-interest income)	$774,778	$790,655
Net income	112,220	180,085

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as Taylor Capital was merged into the Company and separate financial information is not readily available.

Note 3.	Restrictions on Cash and Due From Banks

MB Financial Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those required reserve balances was approximately $127.2 million and $75.1 million at December 31, 2014 and 2013, respectively.

The nature of the Company’s business requires that it maintain amounts with banks and federal funds sold which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships and the Company has not experienced any losses in such accounts.

Note 4.	Investment Securities

Amortized costs and fair values of investment securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Available for Sale
U.S. Government sponsored agencies and enterprises	$64,612	$1,281	$(20)	$65,873
States and political subdivisions	390,076	20,846	(68)	410,854
Residential mortgage-backed securities	713,413	8,977	(1,827)	720,563
Commercial mortgage-backed securities	186,110	1,772	(220)	187,662
Corporate bonds	259,526	2,428	(2,751)	259,203
Equity securities	10,531	66	—	10,597
	1,624,268	35,370	(4,886)	1,654,752
Held to Maturity
States and political subdivisions	752,558	30,089	(382)	782,265
Residential mortgage-backed securities	240,822	11,974	—	252,796
	993,380	42,063	(382)	1,035,061
Total	$2,617,648	$77,433	$(5,268)	$2,689,813
December 31, 2013
Available for Sale
U.S. Government sponsored agencies and enterprises	$50,486	$1,704	$(122)	$52,068
States and political subdivisions	19,398	22	(277)	19,143
Residential mortgage-backed securities	696,415	8,555	(3,737)	701,233
Commercial mortgage-backed securities	50,891	2,050	—	52,941
Corporate bonds	284,083	1,597	(2,610)	283,070
Equity securities	10,649	—	(192)	10,457
	1,111,922	13,928	(6,938)	1,118,912
Held to Maturity
States and political subdivisions	932,955	7,584	(4,366)	936,173
Residential mortgage-backed securities	249,578	13,178	—	262,756
	1,182,533	20,762	(4,366)	1,198,929
Total	$2,294,455	$34,690	$(11,304)	$2,317,841

The Company has no direct exposure to the State of Illinois, but approximately 27% of the state and political subdivisions portfolio consists of securities issued by municipalities located in Illinois as of December 31, 2014. Approximately 93% of such securities were general obligation issues as of December 31, 2014.

During the third quarter of 2014, the Company repositioned its balance sheet subsequent to the Taylor Capital merger and sold certain longer-term and lower-coupon investment securities with an approximate carrying amount of $451.6 million. These investment security sales shortened the overall duration of the investment securities portfolio to pre-merger levels. Also as a part of the balance sheet repositioning, securities of states and political subdivisions with an approximate fair value of $291.2 million and amortized cost of $273.5 million were transferred from held to maturity to available for sale during the third quarter of 2014. As a result of the repositioning, the Company recognized a net loss of $3.2 million in the third quarter of 2014.

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2014 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government sponsored agencies and enterprises	$9,644	$(20)	$—	$—	$9,644	$(20)
States and political subdivisions	7,784	(21)	3,558	(47)	11,342	(68)
Residential mortgage-backed securities	235,818	(1,336)	29,373	(491)	265,191	(1,827)
Commercial mortgage-backed securities	89,509	(220)	—	—	89,509	(220)
Corporate bonds	62,693	(1,159)	9,675	(1,592)	72,368	(2,751)
	405,448	(2,756)	42,606	(2,130)	448,054	(4,886)
Held to Maturity
States and political subdivisions	28,786	(130)	14,238	(252)	43,024	(382)
Totals	$434,234	$(2,886)	$56,844	$(2,382)	$491,078	$(5,268)

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2013 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government sponsored agencies and enterprises	$18,598	$(122)	$—	$—	$18,598	$(122)
States and political subdivisions	2,275	(166)	4,748	(111)	7,023	(277)
Residential mortgage-backed securities	232,807	(2,905)	44,182	(832)	276,989	(3,737)
Corporate bonds	122,344	(2,606)	705	(4)	123,049	(2,610)
Equity securities	10,457	(192)	—	—	10,457	(192)
	386,481	(5,991)	49,635	(947)	436,116	(6,938)
Held to Maturity
States and political subdivisions	235,016	(4,330)	1,301	(36)	236,317	(4,366)
Totals	$621,497	$(10,321)	$50,936	$(983)	$672,433	$(11,304)

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2014 was 168 compared to 345 at December 31, 2013. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether or not the Company is more likely than not to sell the security before recovery of its cost basis.

As of December 31, 2014, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2014, management believes the impairments detailed in the table above are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

Net (losses) gains recognized on investment securities available for sale were as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Realized gains	$2,045	$15	$787
Realized losses	(4,478)	(2)	(8)
Impairment charges	(92)	(14)	(224)
Net (losses) gains	$(2,525)	$(1)	$555

The amortized cost and fair value of investment securities as of December 31, 2014 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$13,752	$13,792
Due after one year through five years	305,172	306,103
Due after five years through ten years	39,903	40,823
Due after ten years	355,387	375,212
Equity securities	10,531	10,597
Residential and commercial mortgage-backed securities	899,523	908,225
	1,624,268	1,654,752
Held to maturity:
Due in one year or less	29,060	29,114
Due after one year through five years	247,683	249,058
Due after five years through ten years	102,901	106,556
Due after ten years	372,914	397,537
Residential mortgage-backed securities	240,822	252,796
	993,380	1,035,061
Total	$2,617,648	$2,689,813

Investment securities with carrying amounts of $1.5 billion and $1.2 billion at December 31, 2014 and 2013, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $980.4 million and $908.4 million were required to be pledged at December 31, 2014 and 2013, respectively. Of those pledged, the Company had investment securities available for sale pledged as collateral for advances from the Federal Home Loan Bank of $226.9 million and $29.0 million at December 31, 2014 and 2013, respectively.

Note 5.	Loans

Loans consist of the following at (in thousands):

	December 31,
	2014	2013
Commercial	$3,245,206	$1,281,377
Commercial collateralized by assignment of lease payments	1,692,258	1,494,188
Commercial real estate	2,544,867	1,647,700
Residential real estate	503,287	314,440
Construction real estate	247,068	141,253
Indirect vehicle	268,840	262,632
Home equity	251,909	268,289
Other consumer	78,137	66,952
Gross loans, excluding purchased credit-impaired and covered loans	8,831,572	5,476,831
Purchased credit-impaired and covered loans	251,645	235,720
Total loans	$9,083,217	$5,712,551

Loans are made to individuals as well as commercial and tax exempt entities. Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Except for commercial loans collateralized by assignment of lease payments and asset-based loans, credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by MB Financial Bank.

The Company's extension of credit is governed by its Credit Risk Policy which was established to control the quality of the Company's loans. This policy is reviewed and approved by the Company's Board of Directors on a regular basis.

Commercial Loans. Commercial credit is extended primarily to middle market customers. Such credits are typically comprised of working capital loans, loans for physical asset expansion, asset acquisition loans and other business loans. Loans to closely held businesses will generally be guaranteed in full or for a significant amount by the businesses' principal owners. Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for all commercial loan types. Asset-based loans, also included in commercial loans, are made to businesses with the primary source of repayment derived from payments on the related assets securing the loan. Collateral for these loans may include accounts receivable, inventory and equipment, and is monitored regularly to ensure ongoing sufficiency of collateral coverage and quality. The primary risk for these loans is a significant decline in collateral values due to general market conditions. Loan terms that mitigate these risks include typical industry amortization schedules, percentage of collateral advances, maintenance of cash collateral accounts and regular asset monitoring. Because of the national scope of our asset-based lending, the risk of these loans is also diversified by geography.

Commercial Loans Collateralized by Assignment of Lease Payments ("Lease Loans"). The Company makes lease loans to lessors where the underlying leases are with both investment grade and non-investment grade companies. Investment grade lessees are companies rated in one of the four highest categories by Moody's Investor Services or Standard & Poor's Rating Services or, in the event the related lessee has not received any such rating, where the related lessee would be viewed under the underwriting policies of the Company as an investment grade company. Whether or not companies fall into this category, each lease loan is considered on its individual merit based on the financial wherewithal of the lessee using financial information available at the time of underwriting.

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

Consumer Related Loans. The Company originates direct and indirect consumer loans, including primarily residential real estate, home equity lines and loans, credit cards, and indirect vehicle loans (motorcycle, powersports, recreational and marine vehicles). Each loan type is underwritten based upon several factors including debt to income, type of collateral and loan to collateral value, credit history and Company relationship with the borrower. Indirect loan and credit card underwriting involves the use of risk-based pricing in the underwriting process.

Loans outstanding to executive officers and directors of the Company and MB Financial Bank, including companies in which they have management control or controlling beneficial ownership, at December 31, 2014 and 2013, were approximately $63.1 million and $24.0 million, respectively. Total advances on loans outstanding to executive officers and directors, including companies in which they have management control or controlling beneficial ownership, were $7.9 million, and total repayments were $14.9 million during the year ended December 31, 2014. Most of the increase in such loans is attributable to lending relationships held by Taylor Capital prior to its merger with the Company. In the opinion of management, these loans have similar terms to other customer loans and do not present more than normal risk of collection.

 A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  As of December 31, 2014 and 2013, the Company had $2.0 billion and $518.4 million, respectively, of loans pledged as collateral for Federal Home Loan Bank advances.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2014 and 2013 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
December 31, 2014
Commercial	$3,231,571	$8,222	$—	$5,413	$13,635	$3,245,206
Commercial collateralized by assignment of lease payments	1,679,991	2,025	6,095	4,147	12,267	1,692,258
Commercial real estate:
Healthcare	342,984	—	—	—	—	342,984
Industrial	333,907	944	—	3,182	4,126	338,033
Multifamily	417,504	1,377	—	1,517	2,894	420,398
Retail	432,718	2,481	652	2,325	5,458	438,176
Office	244,166	—	—	2,127	2,127	246,293
Other	754,031	307	2,421	2,224	4,952	758,983
Residential real estate	485,492	8,038	2,319	7,438	17,795	503,287
Construction real estate	246,731	—	—	337	337	247,068
Indirect vehicle	265,296	2,516	702	326	3,544	268,840
Home equity	242,756	2,717	1,039	5,397	9,153	251,909
Other consumer	78,106	16	12	3	31	78,137
Gross loans, excluding purchased credit-impaired and covered loans	8,755,253	28,643	13,240	34,436	76,319	8,831,572
Purchased credit-impaired and covered loans	158,215	4,432	585	88,413	93,430	251,645
Total loans	$8,913,468	$33,075	$13,825	$122,849	$169,749	$9,083,217
Non-performing loan aging	$46,149	$5,764	$1,099	$34,075	$40,938	$87,087
December 31, 2013
Commercial	$1,273,302	$5,952	$626	$1,497	$8,075	$1,281,377
Commercial collateralized by assignment of lease payments	1,489,391	3,841	656	300	4,797	1,494,188
Commercial real estate:
Healthcare	213,665	—	—	3,064	3,064	216,729
Industrial	372,975	5,465	—	1,404	6,869	379,844
Multifamily	302,456	3,078	181	2,226	5,485	307,941
Retail	334,198	328	2,816	7,258	10,402	344,600
Office	155,936	—	—	2,066	2,066	158,002
Other	233,464	4,898	259	1,963	7,120	240,584
Residential real estate	302,362	1,422	1,030	9,626	12,078	314,440
Construction real estate	138,563	391	—	2,299	2,690	141,253
Indirect vehicle	259,488	2,210	657	277	3,144	262,632
Home equity	257,219	1,725	2,165	7,180	11,070	268,289
Other consumer	66,866	81	1	4	86	66,952
Gross loans, excluding covered loans	5,399,885	29,391	8,391	39,164	76,946	5,476,831
Covered loans	135,717	902	3,346	95,755	100,003	235,720
Total loans	$5,535,602	$30,293	$11,737	$134,919	$176,949	$5,712,551
Non-performing loan aging	$56,339	$14,325	$3,283	$32,614	$50,222	$106,561

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans, excluding purchased credit-impaired and covered loans, as of December 31, 2014 and 2013 (in thousands):

	2014		2013
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$14,088	$—	$17,781	$—
Commercial collateralized by assignment of lease payments	2,404	3,566	4,276	291
Commercial real estate:
Healthcare	—	—	3,064	—
Industrial	6,371	—	15,265	155
Multifamily	5,333	—	5,145	—
Office	3,644	464	11,703	—
Retail	2,986	—	2,969	—
Other	13,541	324	19,991	—
Residential real estate	17,311	—	13,009	—
Construction real estate	337	—	475	—
Indirect vehicle	1,542	—	1,459	—
Home equity	15,171	—	10,969	—
Other consumer	5	—	9	—
Total	$82,733	$4,354	$106,115	$446

The reduction in interest income associated with loans on non-accrual status was approximately $4.3 million, $4.7 million, and $5.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company's risk rating system, the Company classifies watch list loans as “Special Mention,” “Substandard,” and “Doubtful.” Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses that deserve management's close attention are deemed to be Special Mention. Risk ratings are updated at least annually and any time the situation warrants.

Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics and are not included in the table below. The following tables present the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit-impaired and covered loans, as of December 31, 2014 and 2013 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Commercial	$3,036,069	$178,984	$30,153	$—	$3,245,206
Commercial collateralized by assignment of lease payments	1,680,736	6,853	4,669	—	1,692,258
Commercial real estate:
Healthcare	338,622	4,362	—	—	342,984
Industrial	314,225	8,817	14,991	—	338,033
Multifamily	412,824	920	6,654	—	420,398
Retail	423,842	2,740	11,594	—	438,176
Office	229,947	8,524	7,822	—	246,293
Other	708,447	22,013	28,523	—	758,983
Construction real estate	246,204	527	337	—	247,068
Total	$7,390,916	$233,740	$104,743	$—	$7,729,399
December 31, 2013
Commercial	$1,193,114	$26,637	$61,000	$626	$1,281,377
Commercial collateralized by assignment of lease payments	1,486,899	553	6,736	—	1,494,188
Commercial real estate:
Healthcare	189,705	21,186	2,774	3,064	216,729
Industrial	345,236	5,328	29,280	—	379,844
Multifamily	296,179	342	11,420	—	307,941
Retail	316,420	10,660	17,520	—	344,600
Office	151,393	2,682	3,927	—	158,002
Other	217,188	349	23,047	—	240,584
Construction real estate	139,847	540	866	—	141,253
Total	$4,335,981	$68,277	$156,570	$3,690	$4,564,518

Special mention loans increased as of December 31, 2014 compared to December 31, 2013 primarily due to special mention loans acquired in the Taylor Capital merger. Approximately $49.1 million and $80.7 million of the substandard and doubtful loans were non-performing as of December 31, 2014 and 2013, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity, excluding purchased credit-impaired and covered loans, as of December 31, 2014 and 2013 (in thousands):

	Performing	Non-performing	Total
December 31, 2014
Residential real estate	$485,976	$17,311	$503,287
Indirect vehicle	267,297	1,543	268,840
Home equity	236,739	15,170	251,909
Other consumer	78,132	5	78,137
Total	$1,068,144	$34,029	$1,102,173
December 31, 2013
Residential real estate	$301,431	$13,009	$314,440
Indirect vehicle	261,173	1,459	262,632
Home equity	257,320	10,969	268,289
Other consumer	66,943	9	66,952
Total	$886,867	$25,446	$912,313

Non-performing loans increased as of December 31, 2014 compared to December 31, 2013 primarily due to a group of restructured loans that were less than 90 days past due at time of migration to non-performing during the third quarter of 2014.

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased credit-impaired and covered loans, as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan and Lease Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$9,752	$8,992	$760	$—	$10,324	$—
Commercial collateralized by assignment of lease payments	2,316	2,316	—	—	2,569	121
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	9,115	5,858	3,257	—	7,870	—
Multifamily	1,733	1,733	—	—	1,928	52
Retail	2,025	813	1,212	—	3,465	—
Office	—	—	—	—	1,127	—
Other	1,479	1,465	14	—	5,249	—
Residential real estate	1,941	1,941	—	—	2,740	—
Construction real estate	—	—	—	—	34	—
Indirect vehicle	—	—	—	—	—	—
Home equity	577	577	—	—	762	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	7,987	7,987	—	2,395	14,227	—
Commercial collateralized by assignment of lease payments	715	715	—	105	1,515	91
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	517	513	4	130	4,982	—
Multifamily	5,680	4,709	971	996	6,354	131
Retail	9,264	7,897	1,367	720	8,547	—
Office	4,528	2,986	1,542	545	2,833	—
Other	12,612	12,527	85	136	11,022	12
Residential real estate	14,234	14,234	—	3,126	14,632	—
Construction real estate	2,707	337	2,370	162	455	—
Indirect vehicle	227	227	—	14	358	—
Home equity	25,927	25,705	222	2,153	25,672	—
Other consumer	—	—	—	—	—	—
Total	$113,336	$101,532	$11,804	$10,482	$126,665	$407

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan and Lease Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$8,903	$8,903	$—	$—	$8,259	$—
Commercial collateralized by assignment of lease payments	3,401	3,401	—	—	1,030	6
Commercial real estate:
Healthcare	—	—	—	—	2,698	—
Industrial	7,560	7,560	—	—	8,900	—
Multifamily	1,166	1,166	—	—	758	11
Retail	4,466	4,466	—	—	3,628	—
Office	559	527	32	—	922	—
Other	2,963	2,963	—	—	4,380	—
Residential real estate	4,234	4,234	—	—	3,260	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	577	577	—	—	797	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	8,923	8,919	4	4,284	13,476	4
Commercial collateralized by assignment of lease payments	1,060	1,060	—	144	1,279	192
Commercial real estate:
Healthcare	3,186	3,064	122	382	8,189	—
Industrial	7,707	7,705	2	3,038	3,699	—
Multifamily	5,374	5,374	—	1,661	6,443	340
Retail	14,169	12,428	1,741	1,511	12,885	280
Office	2,442	2,442	—	791	4,045	—
Other	20,367	17,029	3,338	796	12,868	20
Residential real estate	13,496	12,710	786	3,119	12,966	245
Construction real estate	475	475	—	227	1,603	—
Indirect vehicle	173	123	50	57	86	—
Home equity	23,840	23,395	445	1,358	24,283	772
Other consumer	—	—	—	—	—	—
Total	$135,041	$128,521	$6,520	$17,368	$136,454	$1,870

Average impaired loans for the years ended December 31, 2014, 2013 and 2012 were $126.7 million, $136.5 million and $119.3 million, respectively.  Interest income recognized on impaired loans was $407 thousand, $1.9 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Impaired loans included accruing restructured loans of $15.6 million and $29.4 million that have been modified and are performing in accordance with those modified terms as of December 31, 2014 and 2013, respectively.  In addition, impaired loans included $25.8 million and $25.0 million of non-performing, restructured loans as of December 31, 2014 and 2013, respectively.

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

Occasionally, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or non-performing) through the calendar year of the restructuring that the historical payment performance has been established. As of December 31, 2014 and 2013, there was one A/B structure with a recorded investment of $1.0 million and $1.1 million, respectively, which is included above as an accruing restructured loans.

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

Impairment analyses on commercial-related loans classified as troubled debt restructurings are performed in conjunction with the normal allowance for loan and lease loss process. See Note 1 for additional information. Consumer loans classified as troubled debt restructurings are aggregated in two pools that share common risk characteristics, home equity and residential real estate loans, with impairment measured on a quarterly basis based on the present value of expected future cash flows discounted at the loan's effective interest rate.

The following table presents loans that have been restructured during the year ended December 31, 2014 (dollars in thousands):

	December 31, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Residential real estate	3	$588	$588	$—
Indirect vehicle	2	26	26	—
Home equity	9	2,251	2,251	—
Total	14	$2,865	$2,865	$—
Non-Performing:
Commercial	1	$263	$263	$85
Commercial real estate:
Multifamily	1	158	158	40
Residential real estate	6	1,850	1,850	246
Indirect vehicle	53	320	320	88
Home equity	27	3,813	3,813	335
Total	88	$6,404	$6,404	$794

The following table presents loans that have been restructured during the year ended December 31, 2013 (dollars in thousands):

	December 31, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial real estate:
Multifamily	1	$601	$601	$—
Residential real estate	6	910	910	—
Home equity	14	2,204	2,204	—
Total	21	$3,715	$3,715	$—
Non-Performing:
Commercial	2	$1,251	$1,251	$673
Commercial collateralized by assignment of lease payments	1	3,401	3,401	—
Commercial real estate:
Healthcare	1	3,164	3,164	496
Industrial	4	2,570	2,570	1,425
Multifamily	2	623	623	169
Retail	3	862	862	235
Other	1	84	84	23
Residential real estate	9	1,803	1,682	121
Indirect vehicle	26	171	129	42
Home equity	26	3,430	3,430	—
Total	75	$17,359	$17,196	$3,184

Of the troubled debt restructurings entered into during the past twelve months, $188 thousand subsequently defaulted during the year ended December 31, 2014.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post-restructuring or are placed on non-accrual status.

The following tables present the troubled debt restructurings activity during the year ended December 31, 2014 (dollars in thousands):

	Performing	Non-performing
Beginning balance	$29,430	$24,952
Additions	2,865	6,404
Charge-offs	(451)	(2,840)
Principal payments, net	(2,650)	(3,965)
Removals	(8,574)	(3,576)
Transfer to other real estate owned	—	(221)
Transfer from non-performing/performing	6,407	11,424
Transfer to non-performing/performing	(11,424)	(6,407)
Ending balance	$15,603	$25,771

Approximately $6.4 million of non-performing troubled debt restructurings were transferred to performing status. A majority of these loans were identified as non-performing troubled debt restructurings during the first half of 2013 and have performed in accordance with the modified terms. The loans continue to be reported as performing troubled debt restructurings. Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured and the post-modification recorded investment during the year ended December 31, 2014 (dollars in thousands):

	December 31, 2014

	Extended	Extended Maturity	Extended
	Maturity,	and Amortization,	Maturity and	Delay in
	Amortization	Delay in Payments	Delay in Payments	Payments or
	and Reduction	and Reduction of	or Reduction of	Reduction of
	of Interest Rate	Interest Rate	Interest Rate	Interest Rate	Total
Commercial	$—	$—	$263	$—	$263
Commercial real estate:
Multifamily	—	—	158	—	158
Residential real estate	411	—	1,268	759	2,438
Indirect vehicle	—	—	—	346	346
Home equity	2,384	878	1,211	1,591	6,064
Total	$2,795	$878	$2,900	$2,696	$9,269

Activity in the allowance for loan and lease losses was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$113,462	$128,279	$135,975
Allowance for unfunded credit commitments acquired through business combination	1,261	—	—
Utilization of allowance for unfunded credit commitments	(637)	—	—
Provision for credit losses	12,052	(5,804)	(8,900)
Charge-offs:
Commercial	1,339	3,706	2,408
Commercial collateralized by assignment of lease payments	586	—	1,721
Commercial real estate	11,438	7,517	11,377
Residential real estate	1,718	2,796	2,944
Construction real estate	79	980	4,007
Indirect vehicle	3,735	2,911	2,259
Home equity	3,383	3,692	4,551
Other consumer	2,467	2,073	1,349
Total charge-offs	24,745	23,675	30,616
Recoveries:
Commercial	3,757	3,156	3,475
Commercial collateralized by assignment of lease payments	939	1,131	6,720
Commercial real estate	4,020	6,025	16,987
Residential real estate	1,190	479	501
Construction real estate	252	1,616	2,019
Indirect vehicle	1,736	1,411	1,096
Home equity	482	594	671
Other consumer	288	250	351
Total recoveries	12,664	14,662	31,820
Net charge-offs (recoveries)	12,081	9,013	(1,204)
Allowance for credit losses	114,057	113,462	128,279
Allowance for unfunded credit commitments	(4,031)	(1,716)	(4,075)
Balance at December 31,	$110,026	$111,746	$124,204

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 and 2013 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other Consumer	Unfunded Commitments	Total
December 31, 2014
Allowance for credit losses:
Beginning balance	$23,461	$9,159	$51,628	$8,872	$6,856	$1,662	$8,478	$1,630	$1,716	$113,462
Allowance for unfunded credit commitments acquired through business combination	—	—	—	—	—	—	—	—	1,261	1,261
Utilization of allowance for unfunded credit commitments	—	—	—	—	—	—	—	—	(637)	(637)
Charge-offs	1,339	586	11,438	1,718	79	3,735	3,383	2,467	—	24,745
Recoveries	3,757	939	4,020	1,190	252	1,736	482	288	—	12,664
Provision	3,692	450	(2,384)	(1,698)	1,889	2,024	3,879	2,509	1,691	12,052
Ending balance	$29,571	$9,962	$41,826	$6,646	$8,918	$1,687	$9,456	$1,960	$4,031	$114,057
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,395	$105	$2,527	$3,126	$162	$14	$2,153	$—	$1,348	$11,830
Collectively evaluated for impairment	26,684	9,857	38,517	3,520	8,747	1,673	7,303	1,960	2,683	100,944
Acquired and accounted for under ASC 310-30 (1)	492	—	782	—	9	—	—	—	—	1,283
Total ending allowance balance	$29,571	$9,962	$41,826	$6,646	$8,918	$1,687	$9,456	$1,960	$4,031	$114,057
Loans:
Individually evaluated for impairment	$16,979	$3,031	$38,501	$16,175	$337	$227	$26,282	$—	$—	$101,532
Collectively evaluated for impairment	3,228,227	1,689,227	2,506,366	487,112	246,731	268,613	225,627	78,137	—	8,730,040
Acquired and accounted for under ASC 310-30 (1)	103,582	—	80,378	14,138	31,068	—	138	22,341	—	251,645
Total ending loans balance	$3,348,788	$1,692,258	$2,625,245	$517,425	$278,136	$268,840	$252,047	$100,478	$—	$9,083,217
December 31, 2013
Allowance for credit losses:
Beginning balance	$24,943	$7,755	$61,056	$6,941	$11,222	$1,324	$9,401	$1,562	$4,075	$128,279
Transfer to (from) allowance for unfunded credit commitments	—	—	—	—	500	—	—	—	(500)	—
Charge-offs	3,706	—	7,517	2,796	980	2,911	3,692	2,073	—	23,675
Recoveries	3,156	1,131	6,025	479	1,616	1,411	594	250	—	14,662
Provision	(932)	273	(7,936)	4,248	(5,502)	1,838	2,175	1,891	(1,859)	(5,804)
Ending balance	$23,461	$9,159	$51,628	$8,872	$6,856	$1,662	$8,478	$1,630	$1,716	$113,462
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,284	$144	$8,179	$3,119	$227	$57	$1,358	$—	$689	$18,057
Collectively evaluated for impairment	18,693	9,015	41,763	5,753	6,567	1,605	7,120	1,630	1,027	93,173
Acquired and accounted for under ASC 310-30 (1)	484	—	1,686	—	62	—	—	—	—	2,232
Total ending allowance balance	$23,461	$9,159	$51,628	$8,872	$6,856	$1,662	$8,478	$1,630	$1,716	$113,462
Loans:
Individually evaluated for impairment	$17,822	$4,461	$64,724	$16,944	$475	$123	$23,972	$—	$—	$128,521
Collectively evaluated for impairment	1,246,523	1,489,727	1,582,976	293,883	140,778	262,509	244,317	66,952	—	5,327,665
Acquired and accounted for under ASC 310-30 (1)	35,673	—	140,504	5,448	48,313	—	107	26,320	—	256,365
Total ending loans balance	$1,300,018	$1,494,188	$1,788,204	$316,275	$189,566	$262,632	$268,396	$93,272	$—	$5,712,551

(1)  Loans acquired in the Taylor Capital merger and FDIC-assisted transactions and accounted for under ASC Subtopic 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan and lease losses. These acquired loans are segregated into three types: pass rated loans with no discount attributable to credit quality, non-impaired loans with a discount attributable at least in part to credit quality and impaired loans with evidence of significant credit deterioration.

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

For pass rated loans (non-purchased credit impaired loans), the difference between the estimated fair value of the loans and the principal outstanding is accreted over the remaining life of the loans. We anticipate recording a provision for the acquired portfolio in future quarters related to renewing Taylor loans which will largely offset the accretion from the pass rated loans.

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

During the year ended December 31, 2014, there was a negative provision for credit losses of $1.3 million and net recoveries of $323 thousand, respectively, in relation to 16 pools of purchased loans with a total carrying amount of $71.7 million as of December 31, 2014. During the year ended December 31, 2013, there was a provision for credit losses of $2.5 million and net recoveries of $218 thousand in relation to 15 pools of purchased loans with a total carrying amount of $195.5 million as of December 31, 2013.  There was $1.3 million in allowance for loan and lease losses related to these purchased loans at December 31, 2014 and $2.2 million at December 31, 2013.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Balance at beginning of period	$2,337	$5,685
Purchases	5,626	—
Accretion	(2,098)	(4,456)
Other	1,569	1,108
Balance at end of period	$7,434	$2,337

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

When cash flow estimates are adjusted downward for a particular loan pool, the FDIC indemnification asset is increased. An allowance for loan and lease losses is established for the impairment of the loans. A provision for credit losses is recognized for the difference between the increase in the FDIC indemnification asset and the decrease in cash flows.

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

For other loans acquired through business combinations, the fair value of purchased impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral. The fair value of loans that were non-impaired was determined based on estimates of losses on defaults and other market factors.

The carrying amount of covered loans and other purchased non-covered loans at December 31, 2014 consisted of purchased credit-impaired loans and non-credit-impaired loans as shown in the following table (in thousands):

December 31, 2014	Purchased Impaired Loans	Purchased Non-Impaired Loans	Total
Covered loans:
Commercial related (1)	$706	$2,099	$2,805
Commercial	830	309	1,139
Commercial real estate	20,489	16,528	37,017
Construction real estate	2,512	2,085	4,597
Other	1,877	21,622	23,499
Total covered loans	$26,414	$42,643	$69,057
Estimated (payable) receivable amount from the FDIC under the loss-share agreement (2)	$(1,850)	$4,513	$2,663
Non covered loans:
Commercial related (3)	$4,288	$13,370	$17,658
Commercial loans	95,350	1,681,908	1,777,258
Commercial loans collateralized by assignment of lease payments	—	160,299	160,299
Commercial real estate	43,361	926,184	969,545
Construction real estate	26,471	146,567	173,038
Other	13,118	231,921	245,039
Total non-covered loans	$182,588	$3,160,249	$3,342,837

(1)	Covered commercial related loans include commercial, commercial real estate and construction real estate loans acquired in connection with the Benchmark FDIC-assisted transactions.

(2)	Estimated reimbursable amounts from the FDIC under the loss-share agreement exclude $303 thousand in reimbursable amounts related to covered other real estate owned.

(3)	Non-covered commercial related loans include commercial, commercial real estate and construction real estate for InBank and Heritage.

Outstanding balances on purchased loans from the FDIC were $95.1 million and $273.5 million as of December 31, 2014 and 2013, respectively.  The related carrying amount on loans purchased from the FDIC was $91.4 million and $261.4 million as of December 31, 2014 and 2013, respectively.

Effective April 1, 2014, the losses on commercial related loans (commercial, commercial real estate and construction real estate) acquired in connection with the Heritage FDIC-assisted transaction ceased being covered under the loss-share agreement for that transaction. The carrying amount of those loans was $2.8 million as of December 31, 2014. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to April 1, 2014 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreement) through March 31, 2017. The losses on consumer related loans acquired in connection with the Heritage FDIC-assisted transaction will continue to be covered under the loss-share agreement through March 31, 2019.

The losses on commercial related loans acquired in connection with the Benchmark FDIC-assisted transaction ceased to be covered under the loss-share agreement for that transaction effective January 1, 2015. Effective July 1, 2015, the losses on commercial related loans acquired in connection with Broadway and New Century FDIC-assisted transactions will cease to be covered under the loss-share agreements for those transactions. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to January 1, 2015 and July 1, 2015, for the respective transactions, will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through December 31, 2017 and June 30, 2018 for the Benchmark FDIC-assisted transaction and Broadway and New Century FDIC-assisted transactions, respectively. The losses on consumer related loans acquired in connection with the Benchmark FDIC-assisted transaction and Broadway and New Century FDIC-assisted transactions will continue to be covered under the loss-share agreements through December 31, 2019 and June 30, 2020, respectively.

Note 6.	Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, including computer systems and satellite equipment, material handling and general manufacturing equipment.

Lease investments by categories follow (in thousands):

	December 31,
	2014	2013
Direct finance leases:
Minimum lease payments	$340,602	$155,945
Estimated unguaranteed residual values	70,469	31,272
Less: unearned income	(31,229)	(14,473)
Direct finance leases (1)	$379,842	$172,744
Leveraged leases:
Minimum lease payments	$10,689	$24,320
Estimated unguaranteed residual values	1,586	2,508
Less: unearned income	(540)	(1,644)
Less: related non-recourse debt	(10,330)	(23,243)
Leveraged leases (1)	$1,405	$1,941
Operating leases:
Equipment, at cost	$257,495	$218,473
Less accumulated depreciation	(94,662)	(87,384)
Lease investments, net	$162,833	$131,089

(1)Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leveraged leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $38.5 million at December 31, 2014 and $17.5 million at December 31, 2013.

The minimum lease payments receivable for the various categories of leases are due as follows (in thousands) for the years ending December 31,

	Direct Finance	Leveraged	Operating
Year	Leases	Leases	Leases	Total
2015	$122,353	$7,386	$40,624	$170,363
2016	97,324	2,482	29,802	129,608
2017	66,223	642	20,461	87,326
2018	37,231	179	9,475	46,885
2019	13,457	—	5,143	18,600
Thereafter	4,014	—	3,205	7,219
	$340,602	$10,689	$108,710	$460,001

At December 31, 2014, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2015	$8,827	$856	$2,818	$12,501
2016	7,597	606	7,926	16,129
2017	19,448	105	10,332	29,885
2018	14,544	19	9,265	23,828
2019	10,551	—	7,857	18,408
Thereafter	9,502	—	19,050	28,552
	$70,469	$1,586	$57,248	$129,303

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are generally reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $1.0 million per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees participate. Often times, there are several individual lease schedules under one master lease.  There were 3,793 leases at December 31, 2014 compared to 3,590 at December 31, 2013.  The average residual value per lease schedule was approximately $34 thousand at December 31, 2014 and $21 thousand at December 31, 2013.  The average residual value per master lease schedule was approximately $155 thousand at December 31, 2014 and $82 thousand at December 31, 2013.

Income from lease financing, net was composed of (in thousands):

	Years Ended December 31,
	2014	2013	2012
Rental income	$64,017	$62,629	$49,473
Equipment maintenance contracts revenue, net of cost of sales	16,441	11,071	14,129
Vendor promotional income	8,382	7,587	4,051
Other lease related revenue	2,121	1,796	167
Gain on sale of lease payments and leased equipment, net of residual write downs	12,899	12,002	4,708
Income on lease investments, gross	103,860	95,085	72,528
Less: depreciation on operating leases	(39,550)	(33,842)	(36,146)
Lease financing, net	$64,310	$61,243	$36,382

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

Note 7.	Premises and Equipment

Premises and equipment consisted of (in thousands):

	December 31,
	2014	2013
Land and land improvements	$67,630	$67,389
Buildings	100,505	98,675
Furniture and equipment	124,490	97,766
Buildings and leasehold improvements	59,733	55,639
	352,358	319,469
Accumulated depreciation	(113,981)	(98,404)
Premises and equipment, net	$238,377	$221,065

Depreciation on premises and equipment totaled $20.4 million, $18.1 million, and $16.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company had three reporting units: banking, leasing and mortgage banking. Based on the Company's 2014 goodwill impairment testing, the fair values of the three reporting units were in excess of their carrying value. No impairment losses were recognized during the years ended December 31, 2014, 2013, or 2012. The carrying amount of goodwill was $711.5 million at December 31, 2014 and $423.4 million December 31, 2013. The increase of $288.2 million in goodwill was due to the Taylor Capital merger. The carrying amount of goodwill at the banking and leasing segments was $670.9 million and $40.6 million, respectively, and none was allocated to the mortgage banking segment at December 31, 2014.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately five years as of December 31, 2014. The Company recognized a $20.1 million core deposit intangible in 2014 due to the Taylor Capital merger, which is being amortized over 15 years using the declining balance method.

The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Balance at beginning of period	$23,428	$29,512
Amortization expense	(5,501)	(6,084)
Other intangibles from business combinations	20,079	—
Balance at end of period	$38,006	$23,428

Gross carrying amount	$80,371	$60,292
Accumulated amortization	(42,365)	(36,864)
Net book value	$38,006	$23,428

The following presents the estimated amortization expense of other intangible assets (in thousands):

Years ending December 31,	Amount
2015	$5,963
2016	5,157
2017	4,637
2018	4,221
2019	2,743
Thereafter	15,285
$38,006

Note 9.	Deposits

The composition of deposits was as follows (in thousands):

	December 31,
	2014	2013
Demand deposit accounts, noninterest bearing	$4,118,256	$2,375,863
NOW and money market accounts	3,913,765	2,682,419
Savings accounts	940,345	855,394
Certificates of deposit, $250,000 or more	838,928	522,094
Other certificates of deposit	1,179,648	945,489
Total	$10,990,942	$7,381,259

Certificates of deposit of $250,000 or more included $485.3 million and $224.2 million of brokered deposits at December 31, 2014 and 2013, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $250,000 or more.

At December 31, 2014, the scheduled maturities of certificates of deposit were as follows (in thousands):

2015	$1,595,106
2016	204,649
2017	96,043
2018	29,585
2019	38,858
Thereafter	54,335
$2,018,576

Note 10.	Short-Term Borrowings

Short-term borrowings were as follows as of December 31, 2014 and 2013 (dollars in thousands):

	December 31,
	2014		2013
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Customer repurchase agreements	0.21%	$219,824	0.20%	$193,389
Federal Home Loan Bank advances	0.13	700,000	0.17	300,000
Federal funds purchased	0.14	11,591	—	—
	0.15%	$931,415	0.18%	$493,389

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

The Company had fixed rate Federal Home Loan Bank ("FHLB") advances with a maturity date less than one year of $700.0 million at December 31, 2014 and $300.0 million at December 31, 2013.  At December 31, 2014, the interest rate on the advances outstanding on that date was 0.13% with maturities from January 2, 2015 to December 11, 2015. The Company has investment securities available for sale and loans pledged as collateral on these FHLB advances. See Note 4. Investment Securities and Note 5. Loans of the notes to the consolidated financial statements.

On March 9, 2012, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one month LIBOR + 1.85%. As of December 31, 2014, no amount was outstanding and the line of credit is scheduled to mature on September 7, 2015.

Note 11.	Long-term Borrowings

The Company had FHLB advances with original contractual maturities greater than one year of $4.2 million and $4.3 million at December 31, 2014 and 2013, respectively. As of December 31, 2014, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87% and maturities ranging from April 2021 to April 2035. The Company has investment securities available for sale and loans pledged as collateral on these FHLB advances. See Note 4. Investment Securities and Note 5. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $38.5 million and $17.5 million at December 31, 2014 and 2013, respectively, which as of December 31, 2014, were accruing interest at rates ranging from 2.25% to 12.00%.  Lease investments include equipment with an amortized cost of $48.8 million and $25.7 million at December 31, 2014 and 2013, respectively, that is pledged as collateral on these notes.

The Company had a $40.0 million 10-year structured repurchase agreement as of December 31, 2014 and 2013, which bears interest at a fixed rate borrowing of 4.75% and expires in 2016.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Years ending December 31,
2015	$17,589
2016	53,147
2017	6,018
2018	1,917
2019	680
Thereafter	3,565
$82,916

Note 12.	Junior Subordinated Notes Issued to Capital Trusts

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2014 (in thousands):

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

(3)
TAYC Capital Trust II was established by Taylor Capital prior to the Company's acquisition of Taylor Capital, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with TAYC Capital Trust II do not include purchase accounting adjustments to such amounts, which in each case resulted in a discount of $7.5 million.

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

The Company leases office space for certain branch offices.  At December 31, 2014, the future minimum annual rental commitments for these noncancelable leases and subleases of such space were as follows (in thousands):

	Gross	Sublease	Net
Years ending December 31,	Rents	Rents	Rents
2015	$10,272	$797	$9,475
2016	8,329	484	7,845
2017	7,398	439	6,959
2018	5,296	414	4,882
2019	4,680	424	4,256
Thereafter	17,310	581	16,729
	$53,285	$3,139	$50,146

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes.  Certain leases also provide for increased rental payments based on increases in the Consumer Price Index.

Net rental expense for the years ended December 31, 2014, 2013, and 2012 amounted to $7.4 million, $4.7 million, and $5.4 million, respectively.

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

During 2014, each participant was eligible for a maximum total Company matching contribution of 3.5% of their eligible compensation.  Additionally, the Company may make annual discretionary profit sharing contributions. The Company’s total contribution to the plan for the year ended December 31, 2014 was estimated to be $8.6 million and was $7.0 million and $6.9 million for the years ended December 31, 2013 and 2012, respectively.

The Company has deferred compensation plans that allow certain executives, senior officers, directors and other employees to defer payment of up 100% of their base salary and bonus in the case of employees and board fees in the case of directors.  Discretionary Company contributions to these plans for the year ended December 31, 2014 were estimated to be approximately $563 thousand.  Contributions to these plans were $643 thousand and $464 thousand for the years ended December 31, 2013 and 2012, respectively.  In addition, pursuant to the Company’s agreement entered into with the Company’s Chief Executive Officer, he is entitled to receive on each December 31st while he is employed by the Company (starting December 31, 2007) a fully vested employer contribution to his account under the Company's non-stock deferred compensation plan in amount equal to 20% of his base salary then in effect.  The amounts deferred can be invested in MB Financial stock (under the Company’s stock deferred compensation plan) or publicly traded mutual funds (under the Company’s non-stock deferred compensation plan) at the discretion of the participant.  The cost of the MB Financial common stock held by MB Financial’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.  The amounts of the assets that are not invested in MB Financial common stock are recorded at their fair market value in other assets on the consolidated balance sheet.  As of December 31, 2014, the fair value of the assets held in other publicly traded funds totaled $16.8 million.  A liability is established, in other liabilities, on the consolidated balance sheet, for the fair value of the obligation to the participants.  Any increase or decrease in the fair market value of plan assets is recorded in other non-interest income on the consolidated statement of operations.  Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the consolidated statement of operations.  The increase in fair market value of the assets and the obligation related to the deferred compensation plan was $829 thousand for the year ended December 31, 2014.

Note 15.	Income Taxes

The deferred taxes consist of (in thousands):

	December 31,
	2014	2013
Deferred tax asset:
Allowance for credit losses	$43,853	$44,418
Federal net operating loss carryforwards	12,234	—
State net operating loss carryforwards	26,582	24,354
Other real estate owned	14,229	7,878
Stock options and restricted stock	5,904	5,816
Loans	47,668	6,833
Deferred compensation	10,620	8,423
Tax credit carryforwards	25,244	13,233
Bonus accrual	5,595	4,739
Merger and non-compete accrual	—	623
Other items	3,390	1,222
Total deferred tax asset	195,319	117,539
Valuation allowance	—	—
Total deferred tax asset, net of valuation allowance	195,319	117,539
Deferred tax liability:
Equipment leasing	(112,524)	(90,941)
Premises and equipment	(18,817)	(27,059)
Mortgage servicing rights	(64,486)	(7)
Deferred income from FDIC-assisted transactions	(45,999)	(48,272)
Investment securities	(1,802)	(5,030)
FHLB stock dividends	(2,652)	(2,441)
Core deposit intangible	(9,118)	(2,918)
Other items	(2,794)	(3,792)
Total deferred tax liability	(258,192)	(180,460)
Net deferred tax liability	(62,873)	(62,921)
Net unrealized holding gain on investment securities available for sale	(13,099)	(5,354)
Net deferred tax liability	$(75,972)	$(68,275)

The Company's federal net operating loss carryforwards totaled $35.0 million at December 31, 2014 and begin to expire in 2031 through 2034. The Company’s Illinois net operating loss carryforwards totaled $509.2 million at December 31, 2014 and begin to expire in 2021 through 2029.  In January of 2011, the State of Illinois enacted legislation suspending the utilization of net operating loss carryforwards. For Illinois purposes, no carryover deduction was allowed for any taxable year ending after December 31, 2010 and prior to December 31, 2012, and no carryover deduction could exceed $100,000 for any taxable year ending on or after December 31, 2012 and prior to December 31, 2014. Further, the legislation extended the carryover period for Illinois net operating losses by the number of taxable years in which carryover deductions are disallowed or limited.  The Company's tax credit carryforwards include federal alternative minimum tax credits of $21.4 million with an indefinite carryforward period and general business credits of $3.7 million with expiration dates occurring in 2028 through 2034. Management has determined that is more likely than not that the deferred tax assets, including the net operating loss carryforwards, as of December 31, 2014, will be realized and that no valuation allowance is required. The Company also had other state net operating loss carryforwards totaling $12.7 million at December 31, 2014, the majority of which do not begin to expire until after 2021.

Income taxes attributable to continuing operations consist of (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current expense (benefit):
Federal	$25,270	$12,234	$15,075
State	11,971	5,576	6,225
Foreign	—	—	—
	37,241	17,810	21,300
Deferred expense (benefit):
Federal	3,122	17,245	13,688
State	(3,170)	4,436	1,489
Foreign	—	—	—
	(48)	21,681	15,177
	$37,193	$39,491	$36,477

The reconciliation between the statutory federal income tax rate of 35% and the effective tax rate on income from continuing operations follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Federal income tax expense at expected statutory rate	$43,153	$48,281	$44,398
Increase (decrease) due to:
Tax exempt income, net	(14,848)	(14,200)	(12,539)
State tax expense net of federal impact	5,721	6,508	5,014
Non-deductible contingent consideration	3,738	—	—
Non-includable increase in cash surrender value of life insurance	(1,120)	(1,111)	(1,177)
Non-deductible merger expense	988	591	—
Adjustment of tax contingency reserves	(31)	(24)	14
Other items, net	(408)	(554)	767
Income tax expense	$37,193	$39,491	$36,477

ASC Topic 740, "Accounting for Uncertainty in Income Taxes" provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

A reconciliation of the change in unrecognized tax benefits from January 1, 2014 to December 31, 2014 is as follows (in thousands):

	Unrecognized Tax Benefit Without Interest	Interest on unrecognized Tax Benefit	Total Unrecognized Tax Benefit Including Interest
Balance at January 1, 2014	$73	$7	$80
Increases for tax positions of prior years	—	6	6
Acquisition related increases	939	—	939
Benefits recognized	(31)	(6)	(37)
Balance at December 31, 2014	$981	$7	$988

The whole amount of unrecognized tax benefits would affect the tax provision and the effective income tax rate if recognized in future periods.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense, to the extent not included in unrecognized tax benefits.

The Company’s federal income tax returns are open and subject to examination for the 2011 tax return year and forward.  The Company’s various state income tax returns are generally open for the 2010 tax return year and forward based on individual state statutes of limitation.  The Company is currently under examination by multiple state taxing authorities.

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

At December 31, 2014 and 2013, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	2014	2013
Commitments to extend credit:
Home equity lines	$221,102	$208,581
Other commitments	2,643,220	1,214,391
Letters of credit:
Standby	131,810	69,556
Commercial	2,401	708

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of December 31, 2014, the maximum remaining term for any standby letters of credit matures on September 30, 2030.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At December 31, 2014, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $63.9 million to $134.2 million from $70.3 million at December 31, 2013.  Of the $134.2 million in commitments outstanding at December 31, 2014, approximately $121.8 million of the letters of credit have been issued or renewed since December 31, 2013.

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

As of December 31, 2014, the Company had approximately $1.4 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of December 31, 2014, approximately 27% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of December 31, 2014. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers. Our asset-based loans are made to borrowers located throughout the United States. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located through the United States.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes the Company and its bank subsidiary met all capital adequacy requirements to which they are subject as of December 31, 2014 and 2013.

As of December 31, 2014, the most recent regulatory notification categorized the bank subsidiary as “well capitalized” under the regulatory framework then in effect for prompt corrective action.  To be categorized as “well capitalized” as of December 31, 2014, the bank subsidiary must have maintained the total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the well-capitalized column in the table below.  There are no conditions or events since that notification that management believes have changed the bank subsidiary’s categories.

The required and actual amounts and ratios for the Company and its bank subsidiary are presented below as of the dates indicated (dollars in thousands):

					To Be Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Total capital (to risk-weighted assets):
Consolidated	$1,544,759	13.62%	$907,369	8.00%	N/A	N/A
MB Financial Bank	1,473,928	13.03	904,917	8.00	$1,131,146	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	1,430,702	12.61%	453,684	4.00%	N/A	N/A
MB Financial Bank	1,359,871	12.02	452,459	4.00	678,688	6.00%
Tier 1 capital (to average assets):
Consolidated	1,430,702	10.47%	546,766	4.00%	N/A	N/A
MB Financial Bank	1,359,871	9.96	545,943	4.00	682,429	5.00%
As of December 31, 2013
Total capital (to risk-weighted assets):
Consolidated	$1,106,541	16.53%	$535,430	8.00%	N/A	N/A
MB Financial Bank	974,189	14.59	534,004	8.00	$667,505	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	1,022,512	15.28%	267,715	4.00%	N/A	N/A
MB Financial Bank	890,380	13.34	267,002	4.00	400,503	6.00%
Tier 1 capital (to average assets):
Consolidated	1,022,512	11.22%	364,587	4.00%	N/A	N/A
MB Financial Bank	890,380	9.79	363,904	4.00	454,880	5.00%

N/A — not applicable

Note 18.	Fair Value Measurements

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

Derivatives. Currently, we use interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative and classified as Level 2. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including LIBOR rate curves. We also obtain dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations. In addition, we use forward commitments to buy to-be-announced mortgage securities for which we do not intend to take delivery of the security and will enter into an offsetting position before physical delivery to lessen the price volatility of the mortgage servicing rights asset. Dealer quotations are used for these derivatives and are classified as Level 1. We also offer other derivatives, including foreign currency forward contracts and interest rate lock commitments, to our customers and offset our exposure from such contracts by purchasing other financial contracts, which are valued using market consensus prices. For certain interest rate lock commitments, the Company uses an external valuation model that relies on internally developed inputs to estimate the fair value of its interest rate lock commitments which is based on unobservable inputs that reflect management’s assumptions and specific information about each borrower transaction and is classified in Level 3 of the hierarchy.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2014
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$65,873	$—	$65,873	$—
States and political subdivisions	410,854	—	410,391	463
Residential mortgage-backed securities	720,563	—	720,053	510
Commercial mortgage-backed securities	187,662	—	187,662	—
Corporate bonds	259,203	—	259,203	—
Equity securities	10,597	10,597	—	—
Loans held for sale	737,209	—	737,209	—
Mortgage servicing rights	235,402	—	—	235,402
Assets held in trust for deferred compensation	16,829	16,829	—	—
Derivative financial instruments	46,388	1,607	39,707	5,074
Financial liabilities
Other liabilities (1)	16,483	16,483	—	—
Derivative financial instruments	40,499	7,209	33,290	—
2013
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$52,068	$—	$52,068	$—
States and political subdivisions	19,143	—	19,143	—
Residential mortgage-backed securities	701,233	—	700,542	691
Commercial mortgage-backed securities	52,941	—	52,941	—
Corporate bonds	283,070	—	277,905	5,165
Equity securities	10,457	10,457	—	—
Loans held for sale	629	—	629	—
Assets held in trust for deferred compensation	10,679	10,679	—	—
Derivative financial instruments	18,645	—	18,645	—
Financial liabilities
Other liabilities (1)	10,569	10,569	—	—
Derivative financial instruments	18,632	—	18,632	—

(1) Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

	Fair Value at
	December 31, 2014	Valuation Technique	Unobservable Input	Range
	(in thousands)
States and political subdivisions	$463	Discounted cash flows	Credit assumption	45% Loss
Residential mortgage-backed securities	510	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	235,402	Discounted cash flows	CPR	4.9% - 26.9%
			Discount rate	9.25 - 16.00
			Maturity (months)	36 - 460
			Delinquencies	0.00 - 28.57
			Costs to service	$ 60 - $ 356
Derivative financial instruments (mortgage	5,074	Sales cash flows	Expected closing ratio	16.90% - 94.00%
interest rate lock commitments)			Expected delivery price	98.89 bps - 110.01 bps

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

Key economic assumptions used in the measuring of the fair value of the mortgage servicing rights and the sensitivity of the fair value to immediate adverse changes in those assumptions at December 31, 2014 are presented in the following table. This table does not take into account the derivatives used to economically hedge the mortgage servicing rights.

(dollars in thousands, except for weighted average cost to service)	December 31, 2014
Weighted average prepayment speed (CPR)	11.50%
Impact on fair value of 10% adverse change	$(9,650)
Impact on fair value of 20% adverse change	(18,574)

Weighted average discount rate	9.41%
Impact on fair value of 10% adverse change	$(8,998)
Impact on fair value of 20% adverse change	(17,356)

Weighted average delinquency rate	1.25%
Impact on fair value of 10% adverse change	$(1,520)
Impact on fair value of 20% adverse change	(2,196)

Weighted average costs to service	$70
Impact on fair value of 10% adverse change	(3,325)
Impact on fair value of 20% adverse change	(6,651)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2014. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31,
	2014	2013	2014	2013	2014	2013
	Investment Securities		Mortgage Servicing Rights		Derivatives
Balance, beginning of period	$5,856	$6,071	$—	$—	$—	$—
Acquired through business combination	507	—	224,798	—	5,922	—
Purchases	—	—	1,096	—	—	—
Originations	—	—	21,285	—	—	—
Other comprehensive income	128	(44)	(11,777)	—	(848)	—
Principal payments	(363)	(157)	—	—	—	—
Impairment charge	(92)	(14)	—	—	—	—
Sales	(498)	—	—	—	—	—
Transferred out of level 3	(4,565)	—	—	—	—	—
Balance, ending of period	$973	$5,856	$235,402	$—	$5,074	$—

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (90% at December 31, 2014), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include foreclosed assets and non-financial long-lived assets.

Other Real Estate and Repossessed Vehicles Owned (Foreclosed Assets). Foreclosed assets, upon initial recognition, are measured and reported at fair value through a charge-off to the allowance for loan and lease losses based upon the fair value of the foreclosed asset. The fair value of foreclosed assets, upon initial recognition, are estimated using Level 3 inputs based on customized discounting criteria.

Non-Financial Long-Lived Assets.  Non-financial long-lived assets, when determined to be impaired, are measured and reported at fair value using Level 3 inputs based on customized discounting criteria.

Assets measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2014
Financial assets:
Impaired loans	$61,717	$—	$—	$61,717
Non-financial assets:
Foreclosed assets	38,619	—	—	38,619
2013
Financial assets:
Impaired loans	$77,497	$—	$—	$77,497
Non-financial assets:
Foreclosed assets	44,601	—	—	44,601

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

	Fair Value at	Valuation
	December 31, 2014	Technique	Unobservable Input	Range

Impaired loans	$61,717	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	38,619	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

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

The estimated fair values of financial instruments are as follows (in thousands):

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$256,804	$256,804	$256,804	$—	$—
Interest bearing deposits with banks	55,277	55,277	55,277	—	—
Investment securities available for sale	1,654,752	1,654,752	10,597	1,643,182	973
Investment securities held to maturity	993,380	1,035,061	—	1,035,061	—
Non-marketable securities - FHLB and FRB stock	75,569	75,569	—	—	75,569
Loans held for sale	737,209	737,209	—	737,209	—
Loans, net	8,973,191	8,956,494	—	—	8,956,494
Accrued interest receivable	49,065	49,065	49,065	—	—
Derivative financial instruments	46,388	46,388	1,607	39,707	5,074
Financial Liabilities:
Non-interest bearing deposits	$4,118,256	$4,118,256	$4,118,256	$—	$—
Interest bearing deposits	6,872,686	6,877,349	—	—	6,877,349
Short-term borrowings	931,415	931,416	—	—	931,416
Long-term borrowings	82,916	86,025	—	—	86,025
Junior subordinated notes issued to capital trusts	185,778	122,408	—	—	122,408
Accrued interest payable	3,709	3,709	3,709	—	—
Derivative financial instruments	40,499	40,499	7,209	33,290	—

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$205,193	$205,193	$205,193	$—	$—
Interest bearing deposits with banks	268,266	268,266	268,266	—	—
Federal funds sold	42,950	42,950	42,950	—	—
Investment securities available for sale	1,118,912	1,118,912	10,457	1,102,599	5,856
Investment securities held to maturity	1,182,533	1,198,929	—	1,198,929	—
Non-marketable securities - FHLB and FRB stock	51,417	51,417	—	—	51,417
Loans held for sale	629	629	—	629	—
Loans, net	5,600,805	5,583,759	—	—	5,583,759
Accrued interest receivable	36,593	36,593	36,593	—	—
Derivative financial instruments	18,645	18,645	—	18,645	—
Financial Liabilities:
Non-interest bearing deposits	$2,375,863	$2,375,863	$2,375,863	$—	$—
Interest bearing deposits	5,005,396	5,012,928	—	—	5,012,928
Short-term borrowings	493,389	493,384	—	—	493,384
Long-term borrowings	62,159	66,301	—	—	66,301
Junior subordinated notes issued to capital trusts	152,065	101,247	—	—	101,247
Accrued interest payable	2,042	2,042	2,042	—	—
Derivative financial instruments	18,632	18,632	—	18,632	—

Note 19.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total cost of share-based payment plans during the year	$8,974	$5,456	$4,806
Amount of related income tax benefit recognized in income	$3,528	$2,159	$1,918

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The number of shares authorized increased by 2,400,000 to 13,800,000 upon completion of the Taylor Capital merger.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. Following May 28, 2014, no more than 10% of the total number of authorized shares may be issued with respect to awards granted after that date, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are not scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan).  As of December 31, 2014, there were 6,243,194 shares available for future grants.

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

The following table summarizes stock options outstanding for the year ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2013	2,443,752	$27.57	4.71
Granted	231,977	29.63
Exercised	(211,339)	19.88
Expired or cancelled	(177,125)	35.78
Forfeited	(36,551)	22.33
Options outstanding as of December 31, 2014	2,250,714	$27.94	4.39	$13,820
Options exercisable as of December 31, 2014	1,689,055	$29.00	3.20	$9,263

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

The following assumptions were used for options granted during the years ended December 31, 2014, 2013, and 2012:

	For the Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.82%	1.92%	1.02%
Expected volatility of Company’s stock	23.16%	25.18%	27.17%
Expected dividend yield	1.65%	1.73%	2.00%
Expected life of options (years)	5.5	5.6	5.7
Weighted average fair value per option of options granted during the year	$5.93	$5.88	$4.23

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was $2.0 million, $1.3 million, and $203 thousand, respectively.

The following is a summary of changes in restricted shares and units for the year ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares and Units Outstanding at December 31, 2013	685,719	$22.59
Granted	443,375	29.23
Vested	(305,504)	20.53
Forfeited	(22,505)	24.92
Shares and Units Outstanding at December 31, 2014	801,085	$26.99

The total intrinsic value of restricted shares that vested during the years ended December 31, 2014, 2013, and 2012 was $8.6 million, $5.8 million, and $6.2 million, respectively.

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

As of December 31, 2014, there was $17.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At December 31, 2014, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.3 years.

Note 20.	Derivative Financial Instruments

The Company offers various derivatives, including interest rate swaps and foreign currency forward contracts, to our customers which can mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties. This also permits the Company to offer customized risk management solutions to our customers. These customer accommodations and any offsetting financial contracts are treated as non-designated derivative instruments and carried at fair value through an adjustment to the statement of operations.

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable for December 31, 2014 was approximately $1.1 million, and the net amount payable for December 31, 2013 was approximately $25 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At December 31, 2014, the Company’s credit exposure relating to interest rate swaps was approximately $11.2 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $197 thousand at December 31, 2014.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

Interest rate swaps are used in order to lessen the price volatility of the mortgage servicing rights asset. The Company also uses forward commitments to buy to-be-announced mortgage securities for which the Company does not intend to take delivery of the security and will enter into an offsetting position before physical delivery to lessen the price volatility of the mortgage servicing rights asset. These derivatives are recorded at their fair value on the consolidated balance sheets in other assets with changes in fair value recorded on the consolidated statements of operations in mortgage banking revenue in non-interest income.

The Company’s derivative financial instruments are summarized below as of December 31, 2014 and 2013 (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$197	$(15)	$238	$(23)
Stand-alone derivative instruments: (2)
Interest rate swap contracts	1,509,930	37,039	550,883	17,298	2,001,787	(30,761)	551,798	(17,350)
Interest rate options contracts	55,830	283	83,907	323	55,830	(283)	84,953	(323)
Foreign exchange contracts	27,402	2,276	31,361	1,006	27,002	(2,109)	47,760	(935)
Spot foreign exchange contracts	512	5	—	—	304	(18)	—	—
Mortgage related derivatives	871,446	6,785	1,783	18	879,841	(7,313)	250	(1)
Total non-hedging derivative instruments	2,465,120	46,388	667,934	18,645	2,964,764	(40,484)	684,761	(18,609)
Total	$2,465,120	$46,388	$667,934	$18,645	$2,964,961	$(40,499)	$684,999	$(18,632)

(1) Hedged fixed-rate commercial real estate loans
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in the other income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$8	$9	$(15)
Stand-alone derivative instruments:
Interest rate swap contracts	2,458	40	30
Interest rate options contracts	—	—	—
Foreign exchange contracts	96	(30)	67
Spot foreign exchange contracts	(14)	—	—
Mortgage related derivatives	(965)	(109)	96
Total non-hedging derivative instruments	1,575	(99)	193
Total	$1,583	$(90)	$178

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2014 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$10,727	$—	$10,727	$29,916	$—	$29,916
Foreign currency forward contracts	1,525	—	1,525	709	—	709
Mortgage banking derivatives	1,700	—	1,700	7,302	—	7,302
Total derivatives	13,952	—	13,952	37,927	—	37,927
Repurchase agreements	—	—	—	219,824	—	219,824
Total	$13,952	$—	$13,952	$257,751	$—	$257,751

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$13	$(13)	$—	$—	$9,556	$(13)	$(9,543)	$—
Counterparty B	145	(145)	—	—	3,736	(145)	(3,591)	—
Counterparty C	6,123	(6,123)	—	—	10,335	(6,122)	(4,213)	—
Other counterparties	7,671	(3,920)	—	3,751	14,300	(3,920)	(8,663)	1,717
Total derivatives	13,952	(10,201)	—	3,751	37,927	(10,200)	(26,010)	1,717
Repurchase agreements	—	—	—	—	219,824	—	(219,824)	—
Total	$13,952	$(10,201)	$—	$3,751	$257,751	$(10,200)	$(245,834)	$1,717

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2013 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$5,792	$—	$5,792	$11,904	$—	$11,904
Foreign currency forward contracts	80	—	80	848	—	848
Mortgage banking derivatives	3	—	3	1	—	1
Total derivatives	5,875	—	5,875	12,753	—	12,753
Repurchase agreements	—	—	—	193,389	—	193,389
Total	$5,875	$—	$5,875	$206,142	$—	$206,142

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$883	$(883)	$—	$—	$10,669	$(883)	$(9,786)	$—
Counterparty B	1,836	(412)	—	1,424	412	(412)	—	—
Counterparty C	2,380	(1,612)	—	768	1,612	(1,612)	—	—
Other counterparties	776	(5)	—	771	60	(5)	—	55
Total derivatives	5,875	(2,912)	—	2,963	12,753	(2,912)	(9,786)	55
Repurchase agreements	—	—	—	—	193,389	—	(193,389)	—
Total	$5,875	$(2,912)	$—	$2,963	$206,142	$(2,912)	$(203,175)	$55

Note 21.	Operating Segments

The Company's operations consist of three reportable operating segments: banking, leasing and mortgage banking. The Company offers different products and services through its three segments. The accounting policies of the segments are generally the same as those of the consolidated company.

The banking segment generates its revenues primarily from its lending and deposit gathering activities. The profitability of this segment's operations depends primarily on its net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses.  The provision for credit losses is dependent on changes in its loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The banking segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of customers and depositors.  These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, and rates of interest that can be charged on loans.

The leasing segment generates its revenues through lease originations and related services offered through the Company's leasing subsidiaries, LaSalle Systems Leasing, Inc., Celtic Leasing Corp. and Cole Taylor Equipment Finance, LLC. The leasing subsidiaries invest directly in equipment that we lease (referred to as direct finance, leveraged or operating leases) to "Fortune 1000," large middle-market companies and healthcare providers located throughout the United States. The lease portfolio is made up of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, medical equipment and general manufacturing, industrial, construction and transportation equipment. The leasing subsidiaries also specialize in selling third party equipment maintenance contracts to large companies.

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

The following table presents summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Mortgage Banking	Consolidated
Year ended December 31,
2014
Net interest income	$328,326	$12,783	$9,714	$350,823
Provision for credit losses	12,022	35	(5)	12,052
Non-interest income	115,411	59,806	46,088	221,305
Non-interest expense (1)	350,358	39,525	46,899	436,782
Income tax expense	21,106	12,524	3,563	37,193
Net income	$60,251	$20,505	$5,345	$86,101
Total assets	$12,698,740	$930,748	$972,611	$14,602,099
Year ended December 31,
2013
Net interest income	$267,131	$5,205	$—	$272,336
Provision for credit losses	(6,167)	363	—	(5,804)
Non-interest income	92,936	59,794	1,664	154,394
Non-interest expense (1)	259,753	34,835	—	294,588
Income tax expense	28,201	11,290	—	39,491
Net income	$78,280	$18,511	$1,664	$98,455
Total assets	$9,167,127	$474,300	$—	$9,641,427
Year ended December 31,
2012
Net interest income	$290,881	$1,907	$—	$292,788
Provision for credit losses	(9,035)	135	—	(8,900)
Non-interest income	93,124	33,744	2,325	129,193
Non-interest expense	284,452	19,578	—	304,030
Income tax expense	30,780	5,697	—	36,477
Net income	$77,808	$10,241	$2,325	$90,374
Total assets	$9,187,480	$384,325	$—	$9,571,805

(1)
Includes merger related expenses of $34.8 million and $2.5 million in the banking segment for the years ended December 31, 2014 and 2013, respectively. Also, includes contingent consideration expense related to our acquisition of Celtic Leasing Corp. in the banking segment for the year ended December 31, 2014.

Note 22.	Condensed Parent Company Financial Information

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

Balance Sheets
(In thousands)

	December 31,
	2014	2013
Assets
Cash	$32,161	$122,001
Investments in subsidiaries	2,143,408	1,340,641
Other assets	38,941	24,505
Total assets	$2,214,510	$1,487,147
Liabilities and Stockholders’ Equity
Junior subordinated notes issued to capital trusts	$185,778	$152,065
Other liabilities	446	8,400
Stockholders’ equity	2,028,286	1,326,682
Total liabilities and stockholders’ equity	$2,214,510	$1,487,147

Statements of Operations
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Dividends from subsidiaries	$101,500	$80,500	$146,000
Interest and other income	3,097	4,215	1,682
Interest and other expense	14,636	7,143	7,117
Income before income tax benefit and equity in undistributed net income of subsidiaries	89,961	77,572	140,565
Income tax benefit	(4,590)	(1,223)	(2,192)
Income before equity in undistributed net income of subsidiaries	94,551	78,795	142,757
Equity in undistributed net (loss) income of subsidiaries	(8,450)	19,660	(52,383)
Net income	86,101	98,455	90,374
Dividends and discount accretion on preferred shares	4,000	—	3,269
Net income available to common stockholders	$82,101	$98,455	$87,105

Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities
Net income	$86,101	$98,455	$90,374
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expense for share-based payment plans	8,974	5,456	4,806
Equity in undistributed net income of subsidiaries	8,450	(19,660)	52,383
Change in other assets and other liabilities	(8,980)	(1,460)	(5,064)
Net cash provided by operating activities	94,545	82,791	142,499
Cash Flows From Investing Activities
Net decrease in loans	—	6,960	21,010
Net cash paid in business acquisition	(101,546)	—	—
Net cash (used in) provided by investing activities	(101,546)	6,960	21,010
Cash Flows From Financing Activities
Treasury stock transactions, net	(2,690)	(1,672)	(249)
Stock options exercised	1,034	1,014	154
Excess tax benefits from share-based payment arrangements	396	(325)	(390)
Dividends paid on common stock	(34,210)	(24,070)	(7,101)
Dividends paid on preferred stock	(2,000)	—	(3,239)
Repurchase of preferred stock and warrant	—	—	(197,518)
Redemption of on junior subordinated notes issued to capital trusts	(45,369)	—	(6,186)
Net cash used in financing activities	(82,839)	(25,053)	(214,529)
Net (decrease) increase in cash	(89,840)	64,698	(51,020)
Cash:
Beginning of year	122,001	57,303	108,323
End of year	$32,161	$122,001	$57,303

Note 23.	Preferred Stock

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

a)             Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2014 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

c)           Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2014, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers.  The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance.  The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics.  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors.  A copy of our code of ethics is available on our Internet website address, www.mbfinancial.com.

Item 11.	Executive Compensation

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2014 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, warrants and rights (1)	Weighted Average Exercise Price of Outstanding Options, warrants and rights (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the first column) (2)
Equity compensation plans approved by stockholders	2,620,784	$27.94	6,243,194
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	2,620,784	$27.94	6,243,194

(1) Includes 170,654 shares underlying market-based restricted stock units and 192,481 shares underlying restricted stock units.  Recipients of market-based restricted stock units will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over a three year period.  The market-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued.  Additionally, there were 1,550 shares underlying stock options and 6,935 shares underlying director stock units that we assumed in our 2006 acquisition of First Oak Brook Bancshares, Inc.  The market-based restricted stock units, restricted stock units and director stock units do not have an exercise price and are not taken into account in the determination of the weighted average exercise price.

(2)  Represents shares remaining available for future awards under our Amended and Restated Omnibus Incentive Plan (Omnibus Plan). Awards in the form of restricted stock, restricted stock units, performance shares, performance units and other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. Following May 28, 2014, no more than 10% of the total number of shares authorized under the Omnibus Plan may be issued with respect to awards granted after that date, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are not scheduled to fully vest prior to three years from the date of grant

(although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan).

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

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2015 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title

/s/Mitchell Feiger		Director, President and Chief Executive Officer
Mitchell Feiger		(Principal Executive Officer)	February 27, 2015

/s/Jill E. York		Vice President and Chief Financial Officer
Jill E. York		(Principal Financial Officer and Principal Accounting Officer)	February 27, 2015

/s/Thomas H. Harvey*		Director	February 27, 2015
Thomas H. Harvey

/s/David P. Bolger*		Director	February 27, 2015
David P. Bolger

/s/C. Bryan Daniels*		Director	February 27, 2015
C. Bryan Daniels

/s/Charles J. Gries*		Director	February 27, 2015
Charles J. Gries

/s/James N. Hallene*		Director	February 27, 2015
James N. Hallene

/s/Richard J. Holmstrom*		Director	February 27, 2015
Richard J. Holmstrom

/s/Karen J. May*		Director	February 27, 2015
Karen J. May

/s/Ronald D. Santo*		Director	February 27, 2015
Ronald D. Santo

/s/Jennifer W. Steans*		Director	February 27, 2015
Jennifer W. Steans

/s/Renee Togher*		Director	February 27, 2015
Renee Togher

*By:	/s/Mitchell Feiger	Attorney-in-Fact

EXHIBIT INDEX
Exhibit Number	Description

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

3.1	Charter of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-36599)).

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

10.1
Letter Agreement, dated as of December 5, 2008, between the Registrant and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 (File No.0-24566-01))

10.2
Amended and Restated Employment Agreement between the Registrant and Mitchell Feiger (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.4
Form of Change and Control Severance Agreement between MB Financial Bank, National Association and Jill E. York (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.4B
Form of Change and Control Severance Agreement between MB Financial Bank, National Association and each of Larry J. Kallembach, Brian Wildman, Rosemarie Bouman and Susan Peterson (incorporated herein by reference to Exhibit 10.4B to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.4C
Form of Change in Control Severance Agreement between MB Financial Bank, National Association and each of Mark A. Heckler and Edward F. Milefchik (incorporated herein by reference to Exhibit 10.4C to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 0-24566-01))

10.4D
Form of Change in Control Severance Agreement between MB Financial Bank, National Association and each of Randall T. Conte, Michael J. Morton, Lawrence G. Ryan and Michael D. Sharkey (incorporated herein by reference to Exhibit 10.4D to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-36599)).

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

10.8
MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.9
MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.10
Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of MB Financial, Inc., a Delaware corporation (then known as Avondale Financial Corp.) for the year ended December 31, 1996 (File No. 0-24566))

10.11
Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Mitchell Feiger (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.11A
Form of Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock between MB Financial, Inc. and Rosemarie Bouman, Burton J. Field, Mark A. Heckler, Larry J. Kallembach, Edward F. Milefchik, Susan G. Peterson and Brian J. Wildman (incorporated herein by reference to Exhibit 10.11A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 0-24566-01))

10.12
Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Jill E. York (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.13
Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

10.13A
Amendment to Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo ((incorporated herein by reference to Exhibit 10.13A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.15
Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Jill E. York, Larry J. Kallembach, Brian Wildman, and Susan Peterson (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.15A
Tax Gross Up Agreement between the Registrant and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.15A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.16
Form of Incentive Stock Option Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

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

10.23A
Supplemental Agreement, dated as of August 15, 2014, by and among the Registrant, MB Financial Bank, N.A., and Jennifer W. Steans, as representative of certain principal stockholders of Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 20, 2014 (File No.001-36599))

10.23B
Escrow Agreement, dated as of August 15, 2014, by and among MB Financial Bank, N.A., Jennifer W. Steans, as representative of certain principal stockholders of Taylor Capital Group, Inc., and The Northern Trust Company, as escrow agent (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 20, 2014 (File No.001-36599))

10.24
Employment Agreement, dated as of July 14, 2013 by and between the Registrant, MB Financial Bank, N.A. and Mark A. Hoppe (included as Exhibit E to the Agreement and Plan of Merger, dated as of July 14, 2013, by and between the Registrant and Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 18, 2013 (File No.0-24566-01)))

10.25
Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Taylor Capital Group, Inc. for the year ended December 31, 2008 (File No. 000-50034))

10.25A
Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 of Taylor Capital Group, Inc. filed May 24, 2002 (Registration No. 333-89158))

10.25B
Amendment to the Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.25B to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-36599)).

10.26
Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Taylor Capital Group, Inc. for the quarterly period ended June 30, 2009 (File No. 000-50034))

10.26A
Amendment to the Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.26A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-36599)).

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

21	Subsidiaries of the Registrant*

23	Consent of McGladrey LLP*

24	Power of Attorney*

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)*

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)*

32	Section 1350 Certifications*

101
The following financial statements from the MB Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith