Form 10-Q
period 2015-03-31
MB FINANCIAL INC /MD
filed 2015-05-07
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There were issued and outstanding 75,123,683 shares of the Registrant’s common stock as of May 6, 2015.

MB FINANCIAL, INC.

FORM 10-Q

March 31, 2015

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$248,840	$256,804
Interest earning deposits with banks	52,212	55,277
Total cash and cash equivalents	301,052	312,081
Investment securities:
Securities available for sale, at fair value	1,589,424	1,654,752
Securities held to maturity, at amortized cost ($1,045,205 fair value at March 31, 2015 and $1,035,061 at December 31, 2014)	1,000,859	993,380
Non-marketable securities - FHLB and FRB stock	87,677	75,569
Total investment securities	2,677,960	2,723,701
Loans held for sale	686,838	737,209
Loans:
Total loans, excluding purchased credit impaired and covered loans	8,693,814	8,831,572
Purchased credit impaired and covered loans	227,514	251,645
Total loans	8,921,328	9,083,217
Less: Allowance for loan losses	113,412	110,026
Net loans	8,807,916	8,973,191
Lease investments, net	159,191	162,833
Premises and equipment, net	234,077	238,377
Cash surrender value of life insurance	134,401	133,562
Goodwill	711,521	711,521
Other intangibles	36,488	38,006
Mortgage servicing rights, at fair value	219,254	235,402
Other real estate owned, net	21,839	19,198
Other real estate owned related to FDIC-assisted transactions	17,890	19,328
Other assets	319,883	297,690
Total assets	$14,328,310	$14,602,099
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$4,290,499	$4,118,256
Interest bearing	6,729,002	6,872,686
Total deposits	11,019,501	10,990,942
Short-term borrowings	615,231	931,415
Long-term borrowings	85,477	82,916
Junior subordinated notes issued to capital trusts	185,874	185,778
Accrued expenses and other liabilities	363,934	382,762
Total liabilities	12,270,017	12,573,813
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 10,000,000 shares at March 31, 2015 and December 31, 2014; Series A, 8% perpetual non-cumulative, 4,000,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, $25 liquidation value)	115,280	115,280
Common stock, ($0.01 par value; authorized 100,000,000 shares at March 31, 2015 and December 31, 2014; issued 75,355,257 shares at March 31, 2015 and 75,067,482 shares at December 31, 2014)	754	751
Additional paid-in capital	1,268,851	1,267,761
Retained earnings	651,178	629,677
Accumulated other comprehensive income	26,101	20,356
Less: 233,181 and 296,715 shares of treasury common stock, at cost, at March 31, 2015 and December 31, 2014, respectively	(5,277)	(6,974)
Controlling interest stockholders’ equity	2,056,887	2,026,851
Noncontrolling interest	1,406	1,435
Total stockholders’ equity	2,058,293	2,028,286
Total liabilities and stockholders’ equity	$14,328,310	$14,602,099

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Interest income:
Loans:
Taxable	$98,846	$53,946
Nontaxable	2,174	2,298
Investment securities:
Taxable	9,934	8,146
Nontaxable	9,113	8,067
Federal funds sold	—	5
Other interest earning accounts	62	113
Total interest income	120,129	72,575
Interest expense:
Deposits	4,645	3,769
Short-term borrowings	277	100
Long-term borrowings and junior subordinated notes	1,812	1,378
Total interest expense	6,734	5,247
Net interest income	113,395	67,328
Provision for credit losses	4,974	1,150
Net interest income after provision for credit losses	108,421	66,178
Non-interest income:
Lease financing, net	25,080	13,196
Mortgage banking revenue	24,544	59
Commercial deposit and treasury management fees	11,038	7,144
Trust and asset management fees	5,714	5,207
Card fees	3,927	2,701
Capital markets and international banking fees	1,928	978
Consumer and other deposit service fees	3,083	2,935
Brokerage fees	1,678	1,325
Loan service fees	1,485	965
Increase in cash surrender value of life insurance	839	827
Net (loss) gain on investment securities	(460)	317
Net gain on sale of assets	4	7
Other operating income	2,408	951
Total non-interest income	81,268	36,612
Non-interest expenses:
Salaries and employee benefits	84,786	44,377
Occupancy and equipment	12,940	9,592
Computer services and telecommunication	8,904	5,084
Advertising and marketing	2,446	2,081
Professional and legal	2,670	1,779
Other intangibles amortization	1,518	1,240
Branch exit and facilities impairment charges	7,391	—
Net loss recognized on other real estate owned and other related	896	583
Prepayment fees on interest bearing liabilities	85	—
Other operating expenses	18,284	11,311
Total non-interest expenses	139,920	76,047
Income before income taxes	49,769	26,743
Income tax expense	15,658	6,774
Net income	34,111	19,969
Dividends on preferred shares	2,000	—
Net income available to common stockholders	$32,111	$19,969

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Common share data:
Basic earnings per common share	$0.43	$0.37
Diluted earnings per common share	0.43	0.36
Weighted average common shares outstanding for basic earnings per common share	74,567,104	54,639,951
Diluted weighted average common shares outstanding for diluted earnings per common share	75,164,716	55,265,188

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net income	$34,111	$19,969
Unrealized holding gains on investment securities, net of reclassification adjustments	9,404	4,946
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale	(402)	(1,376)
Reclassification adjustments for losses (gains) included in net income	460	(317)
Other comprehensive income, before tax	9,462	3,253
Income tax expense related to items of other comprehensive income	(3,717)	(1,274)
Other comprehensive income, net of tax	5,745	1,979
Comprehensive income	$39,856	$21,948

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2015 and 2014
(Amounts in thousands, except per share data) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2013	$—	$551	$738,053	$581,998	$8,383	$(3,747)	$1,444	$1,326,682
Net income	—	—	—	19,969	—	—	70	20,039
Other comprehensive income, net of tax	—	—	—	—	1,979	—	—	1,979
Cash dividends declared on common shares ($0.12 per share)	—	—	—	(6,666)	—	—	—	(6,666)
Restricted common stock activity, net of tax	—	2	102	—	—	—	—	104
Stock option activity, net of tax	—	—	27	—	—	—	—	27
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	51	—	—	(385)	—	(334)
Stock-based compensation expense	—	—	2,012	—	—	—	—	2,012
Distributions to noncontrolling interest	—	—	—	—	—	—	(63)	(63)
Balance at March 31, 2014	$—	$553	$740,245	$595,301	$10,362	$(4,132)	$1,451	$1,343,780

Balance at December 31, 2014	$115,280	$751	$1,267,761	$629,677	$20,356	$(6,974)	$1,435	$2,028,286
Net income	—	—	—	34,111	—	—	71	34,182
Other comprehensive income, net of tax	—	—	—	—	5,745	—	—	5,745
Cash dividends declared on preferred shares	—	—	—	(2,000)	—	—	—	(2,000)
Cash dividends declared on common shares ($0.14 per share)	—	—	—	(10,610)	—	—	—	(10,610)
Restricted common stock activity, net of tax	—	3	(2,744)	—	—	2,876	—	135
Stock option activity, net of tax	—	—	35	—	—	—	—	35
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	194	—	—	(1,179)	—	(985)
Stock-based compensation expense	—	—	3,605	—	—	—	—	3,605
Distributions to noncontrolling interest	—	—	—	—	—	—	(100)	(100)
Balance at March 31, 2015	$115,280	$754	$1,268,851	$651,178	$26,101	$(5,277)	$1,406	$2,058,293

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$34,111	$19,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and leased equipment	14,737	13,653
Branch exit and facilities impairment charges	7,391	—
Compensation expense for share-based payment plans	3,605	2,012
Net gain on sales of premises and equipment and leased equipment	(167)	(630)
Amortization of other intangibles	1,518	1,240
Provision for credit losses	4,974	1,150
Deferred income tax expense	8,384	(1,406)
Amortization of premiums and discounts on investment securities, net	11,231	11,110
Accretion of premiums and discounts on loans, net	(9,879)	(550)
Accretion of FDIC indemnification asset	(24)	(31)
Net loss (gain) on investment securities	460	(317)
Proceeds from sale of loans held for sale	1,741,704	3,247
Origination of loans held for sale	(1,701,005)	(3,342)
Net gain on sale of loans held for sale	(12,574)	(59)
Change in fair value of mortgage servicing rights	32,793	—
Net loss on sales of other real estate owned	888	122
Net loss on other real estate owned related to FDIC-assisted transactions	273	65
Increase in cash surrender value of life insurance	(839)	(827)
(Increase) decrease in other assets, net	(38,984)	23,713
Decrease in other liabilities, net	(41,616)	(36,590)
Net cash provided by operating activities	56,981	32,529
Cash Flows From Investing Activities
Decrease in federal funds sold	—	35,450
Proceeds from sales of investment securities available for sale	28,067	11,375
Proceeds from maturities and calls of investment securities available for sale	51,922	61,989
Purchases of investment securities available for sale	(11,570)	(37,670)
Proceeds from maturities and calls of investment securities held to maturity	19,177	11,736
Purchases of investment securities held to maturity	(24,448)	(12,836)
Purchases of non-marketable securities - FHLB and FRB stock	(12,108)	(15)
Net decrease in loans	190,353	134,795
Purchases in mortgage servicing rights	(85)	—
Purchases of premises and equipment and leased equipment	(11,557)	(5,572)
Proceeds from sales of premises and equipment and leased equipment	1,326	4,219
Proceeds from sale of other real estate owned	1,086	2,778
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	2,087	631
Net proceeds from FDIC related covered assets	(3,773)	3,032
Net cash provided by investing activities	230,477	209,912
Cash Flows From Financing Activities
Net increase in deposits	28,559	104,488
Net decrease in short-term borrowings	(316,184)	(303,517)
Proceeds from long-term borrowings	7,650	6,117
Principal paid on long-term borrowings	(5,089)	(2,612)
Treasury stock transactions, net	(985)	(334)
Stock options exercised	45	61
Excess tax expense from share-based payment arrangements	12	95
Dividends paid on preferred stock	(2,000)	—
Dividends paid on common stock	(10,495)	(6,576)
Net cash used in financing activities	(298,487)	(202,278)
Net (decrease) increase in cash and cash equivalents	$(11,029)	$40,163
Cash and cash equivalents:
Beginning of period	312,081	473,459
End of period	$301,052	$513,622

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in Thousands) (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$7,438	$5,275
Income tax payments, net	987	1,967
Supplemental Schedule of Noncash Investing Activities:
Investment securities held to maturity purchased not settled	$6,416	$9,941
Loans held for sale transferred to loans held for investment	20,829	—
Loans transferred to other real estate owned	4,615	539
Loans transferred to other real estate owned related to FDIC-assisted transactions	1,345	3,419
Loans transferred to repossessed vehicles	286	205
Operating leases rewritten as direct finance leases included as loans	5,590	316

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

 These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.
These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

ASC Topic 310 “Receivables.” New authoritative accounting guidance under ASC Topic 310, “Receivables” amended prior guidance to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosures. The Company adopted this new authoritative guidance on January 1, 2015, and it did not have an impact on the Company's statements of operations or financial condition.

New authoritative accounting guidance under ASC Topic 310, “Receivables” amended prior guidance to require an entity to derecognize a mortgage loan and recognize a separate other receivable upon foreclosure if (i) the loan has a government guarantee that is not separable from the loan before foreclosure, (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on that guarantee, and the creditor has the ability to recover under that claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The separate other receivable is to be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The Company adopted this new authoritative guidance on January 1, 2015, and it did not have a material impact on the Company's statements of operations or financial condition.

ASC Topic 323 “Investments - Equity Method and Joint Ventures.” New authoritative accounting guidance under ASC Topic 323, “Investments - Equity Method and Joint Ventures” amended prior guidance to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the statement of operation as a component of income tax expense. The Company adopted this new authoritative guidance on January 1, 2015, and it did not have an impact on the Company's statements of operations or financial condition.

ASC Topics 205 “Presentation of Financial Statements” and 360 “Property, Plant, and Equipment.” New authoritative accounting guidance under ASC Topic 205, “Presentation of Financial Statements” and ASC Topic 360 “Property, Plant, and Equipment” amended prior guidance to change the requirements for reporting discontinued operations. The disposal of a component of an entity or group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results. The new authoritative guidance also requires additional disclosures about discontinued operations. The Company adopted this new authoritative guidance on January 1, 2015, and it did not have an impact on the Company's statements of operations or financial condition.

ASC Topic 860 “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing” amended prior guidance to change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and to require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The new authoritative guidance also requires disclosures for a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The Company adopted this new authoritative guidance on January 1, 2015, and it did not have an impact on the Company's statements of operations or financial condition.

ASC Topic 718 “Compensation - Stock Compensation.” New authoritative accounting guidance under ASC Topic 718, “Compensation - Stock Compensation” amended prior guidance to require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The Company adopted this new authoritative guidance on January 1, 2015, and it did not have an impact on the Company's statements of operations or financial condition.

ASC Topic 225 “Income Statement - Extraordinary and Unusual Items.” New authoritative accounting guidance under ASC Topic 225, “Income Statement - Extraordinary and Unusual Items” amended prior guidance to eliminate the concept of extraordinary items. The new authoritative guidance will be effective for reporting periods after January 1, 2016 and is not expected to have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 810 “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation” amended prior guidance over the consolidation of certain legal entities. The new authoritative guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with variable interest entities and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those for registered money market funds. The new authoritative guidance will be effective for reporting periods after January 1, 2016 and is not expected to have a significant impact on the Company's statements of operations or financial condition.

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

	Three Months Ended
	March 31,
	2015	2014
Distributed earnings allocated to common stock	$10,610	$6,666
Undistributed earnings	23,501	13,303
Net income	34,111	19,969
Less: preferred stock dividends	2,000	—
Net income available to common stockholders	32,111	19,969
Less: earnings allocated to participating securities	1	—
Earnings allocated to common stockholders	$32,110	$19,969
Weighted average shares outstanding for basic earnings per common share	74,567,104	54,639,951
Dilutive effect of equity awards	597,612	625,237
Weighted average shares outstanding for diluted earnings per common share	75,164,716	55,265,188
Basic earnings per common share	$0.43	$0.37
Diluted earnings per common share	0.43	0.36

Note 4.	Business Combination

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

This business combination was accounted for under the acquisition method of accounting.  Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition.  Under this method of accounting, the assets acquired, liabilities assumed and consideration paid are recorded at their estimated fair values.  The excess cost over fair value of net assets acquired is recorded as goodwill.  As the consideration paid for Taylor Capital exceeded the net assets acquired, goodwill of $288.2 million was recorded on the acquisition and was allocated to the banking segment. Goodwill recorded in the transaction, which reflects the increased Chicago market share and related synergies expected from the combined operations, is not tax deductible. The amounts recognized for the business combination in the financial statements as of March 31, 2015 have been determined to be final.

Estimated fair values of the assets acquired and liabilities assumed in the Taylor Capital transaction, as of the closing date of the transaction were as follows (in thousands):

August 18,
2014
ASSETS
Cash and cash equivalents	$154,684
Investment securities available for sale	826,691
Investment securities held to maturity	22,599
Non-marketable securities - FRB and FHLB Stock	50,620
Loans held for sale	670,671
Loans	3,532,211
Leases investments	11,885
Premises and equipment	19,701
Goodwill	288,152
Core deposit intangible	20,079
Mortgage servicing rights	224,453
Other real estate owned	4,720
Other assets	130,478
Total assets	$5,956,944
LIABILITIES
Deposits	$3,953,213
Short-term borrowings	1,035,800
Junior subordinated notes issued to capital trusts	80,843
Accrued expenses and other liabilities	123,028
Total liabilities	$5,192,884
Series A preferred stock at $28.82 per share at August 15, 2014	$115,280
Total identifiable net assets less Series A preferred stock	$648,780

Consideration excluding Series A preferred stock:
Market value of common stock at $26.49 per share at August 15, 2014 (19,602,482 shares of common stock issued)	$519,270
Cash paid	129,510
Total fair value of consideration, excluding Series A preferred stock	$648,780

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

In accordance with ASC 310-30, for both purchased non-impaired loans and purchased credit-impaired loans ("PCI loans"), the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

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

The Company recorded $8.1 million and $680 thousand in pre-tax merger related expenses for the three months ended March 31, 2015 and 2014, respectively. These merger related expenses primarily relate to retention and severance compensation costs, professional and legal fees and branch exit and facilities impairment charges. The data processing systems were converted in September 2014.

The following table provides the unaudited pro forma information for the results of operations for the three months ended March 31, 2014, as if the acquisition had occurred January 1, 2014. The pro forma results combine the historical results of Taylor Capital into the Company's consolidated statement of operations including the impact of certain purchase accounting adjustments including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2014. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Net income in the table below includes merger related expenses.

Pro Forma
Three Months Ended
March 31,
2014
(in thousands)
Total revenues (net interest income plus non-interest income)	$185,028
Net income	34,752

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as Taylor Capital was merged into the Company and separate financial information is not readily available.

Note 5.	Investment Securities

Amortized cost and fair value of investment securities were as follows as of the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2015
Available for Sale
U.S. Government sponsored agencies and enterprises	$64,411	$1,659	$—	$66,070
States and political subdivisions	381,704	21,953	(29)	403,628
Residential mortgage-backed securities	666,904	12,383	(812)	678,475
Commercial mortgage-backed securities	174,823	3,816	(181)	178,458
Corporate bonds	250,543	3,462	(1,963)	252,042
Equity securities	10,587	164	—	10,751
Total Available for Sale	1,548,972	43,437	(2,985)	1,589,424
Held to Maturity
States and political subdivisions	764,931	32,136	(284)	796,783
Residential mortgage-backed securities	235,928	12,494	—	248,422
Total Held to Maturity	1,000,859	44,630	(284)	1,045,205
Total	$2,549,831	$88,067	$(3,269)	$2,634,629
December 31, 2014
Available for Sale
U.S. Government sponsored agencies and enterprises	$64,612	$1,281	$(20)	$65,873
States and political subdivisions	390,076	20,846	(68)	410,854
Residential mortgage-backed securities	713,413	8,977	(1,827)	720,563
Commercial mortgage-backed securities	186,110	1,772	(220)	187,662
Corporate bonds	259,526	2,428	(2,751)	259,203
Equity securities	10,531	66	—	10,597
Total Available for Sale	1,624,268	35,370	(4,886)	1,654,752
Held to Maturity
States and political subdivisions	752,558	30,089	(382)	782,265
Residential mortgage-backed securities	240,822	11,974	—	252,796
Total Held to Maturity	993,380	42,063	(382)	1,035,061
Total	$2,617,648	$77,433	$(5,268)	$2,689,813

The Company has no direct exposure to the State of Illinois, but approximately 25% of the state and political subdivisions portfolio consisted of securities issued by municipalities located in Illinois as of March 31, 2015. Approximately 93% of such securities were general obligation issues as of March 31, 2015.

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at March 31, 2015 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$4,761	$(10)	$2,253	$(19)	$7,014	$(29)
Residential mortgage-backed securities	62,437	(278)	43,263	(534)	105,700	(812)
Commercial mortgage-backed securities	16,752	(181)	—	—	16,752	(181)
Corporate bonds	26,242	(459)	9,675	(1,504)	35,917	(1,963)
Total Available for Sale	110,192	(928)	55,191	(2,057)	165,383	(2,985)
Held to Maturity
States and political subdivisions	36,619	(137)	6,240	(147)	42,859	(284)
Total	$146,811	$(1,065)	$61,431	$(2,204)	$208,242	$(3,269)

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at December 31, 2014 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government sponsored agencies and enterprises	$9,644	$(20)	$—	$—	$9,644	$(20)
States and political subdivisions	7,784	(21)	3,558	(47)	11,342	(68)
Residential mortgage-backed securities	235,818	(1,336)	29,373	(491)	265,191	(1,827)
Commercial mortgage-backed securities	89,509	(220)	—	—	89,509	(220)
Corporate bonds	62,693	(1,159)	9,675	(1,592)	72,368	(2,751)
Total Available for Sale	405,448	(2,756)	42,606	(2,130)	448,054	(4,886)
Held to Maturity
States and political subdivisions	28,786	(130)	14,238	(252)	43,024	(382)
Total	$434,234	$(2,886)	$56,844	$(2,382)	$491,078	$(5,268)

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2015 was 97 compared to 168 at December 31, 2014. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether the Company is more likely than not to sell the security before recovery of its cost basis.

As of March 31, 2015, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2015, management believes the impairments detailed in the table above are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

Net (losses) gains recognized on investment securities available for sale were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Realized gains	$759	$318
Realized losses	(1,219)	(1)
Net (losses) gains	$(460)	$317

The amortized cost and fair value of investment securities as of March 31, 2015 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$17,722	$17,770
Due after one year through five years	291,975	294,881
Due after five years through ten years	42,645	44,133
Due after ten years	344,316	364,956
Equity securities	10,587	10,751
Residential and commercial mortgage-backed securities	841,727	856,933
	1,548,972	1,589,424
Held to maturity:
Due in one year or less	52,102	52,249
Due after one year through five years	222,670	224,797
Due after five years through ten years	99,975	104,546
Due after ten years	390,184	415,191
Residential mortgage-backed securities	235,928	248,422
	1,000,859	1,045,205
Total	$2,549,831	$2,634,629

Investment securities with a carrying amount of $1.5 billion at March 31, 2015 and December 31, 2014, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $908.6 million and $980.4 million were required to be pledged at March 31, 2015 and December 31, 2014, respectively. Of those pledged, the Company had investment securities pledged as collateral for advances from the Federal Home Loan Bank of $200.9 million and $226.9 million at March 31, 2015 and December 31, 2014, respectively.

Note 6.	Loans

Loans consist of the following at (in thousands):

	March 31, 2015	December 31, 2014
Commercial loans	$3,258,652	$3,245,206
Commercial loans collateralized by assignment of lease payments	1,628,031	1,692,258
Commercial real estate	2,525,640	2,544,867
Residential real estate	505,558	503,287
Construction real estate	184,105	247,068
Indirect vehicle	273,105	268,840
Home equity	241,078	251,909
Other consumer loans	77,645	78,137
Total loans, excluding purchased credit-impaired and covered loans	8,693,814	8,831,572
Purchased credit-impaired and covered loans	227,514	251,645
Total loans	$8,921,328	$9,083,217

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

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  As of March 31, 2015 and December 31, 2014, the Company had $3.5 billion and $2.0 billion, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances and third party letters of credit, while only $1.3 billion were required to be pledged at March 31, 2015 and December 31, 2014, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2015 and December 31, 2014 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
March 31, 2015
Commercial	$3,220,398	$27,393	$1,899	$8,962	$38,254	$3,258,652
Commercial collateralized by assignment of lease payments	1,611,508	12,350	2,062	2,111	16,523	1,628,031
Commercial real estate
Healthcare	344,393	—	—	—	—	344,393
Industrial	334,667	—	—	2,309	2,309	336,976
Multifamily	372,358	2,823	—	1,336	4,159	376,517
Retail	436,710	240	1,817	2,054	4,111	440,821
Office	243,266	1,235	23	2,048	3,306	246,572
Other	776,851	1,156	281	2,073	3,510	780,361
Residential real estate	492,557	5,060	951	6,990	13,001	505,558
Construction real estate	183,768	—	—	337	337	184,105
Indirect vehicle	270,474	1,933	473	225	2,631	273,105
Home equity	232,851	2,551	268	5,408	8,227	241,078
Other consumer	77,546	76	23	—	99	77,645
Total loans, excluding purchased credit-impaired and covered loans	8,597,347	54,817	7,797	33,853	96,467	8,693,814
Purchased credit-impaired and covered loans	134,140	8,291	1,685	83,398	93,374	227,514
Total loans	$8,731,487	$63,108	$9,482	$117,251	$189,841	$8,921,328
Non-performing loan aging	$45,674	$3,018	$911	$33,675	$37,604	$83,278
December 31, 2014
Commercial	$3,231,571	$8,222	$—	$5,413	$13,635	$3,245,206
Commercial collateralized by assignment of lease payments	1,679,991	2,025	6,095	4,147	12,267	1,692,258
Commercial real estate
Healthcare	342,984	—	—	—	—	342,984
Industrial	333,907	944	—	3,182	4,126	338,033
Multifamily	417,504	1,377	—	1,517	2,894	420,398
Retail	432,718	2,481	652	2,325	5,458	438,176
Office	244,166	—	—	2,127	2,127	246,293
Other	754,031	307	2,421	2,224	4,952	758,983
Residential real estate	485,492	8,038	2,319	7,438	17,795	503,287
Construction real estate	246,731	—	—	337	337	247,068
Indirect vehicle	265,296	2,516	702	326	3,544	268,840
Home equity	242,756	2,717	1,039	5,397	9,153	251,909
Other consumer	78,106	16	12	3	31	78,137
Total loans, excluding purchased credit-impaired and covered loans	8,755,253	28,643	13,240	34,436	76,319	8,831,572
Purchased credit-impaired and covered loans	158,215	4,432	585	88,413	93,430	251,645
Total loans	$8,913,468	$33,075	$13,825	$122,849	$169,749	$9,083,217
Non-performing loan aging	$46,149	$5,764	$1,099	$34,075	$40,938	$87,087

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans, excluding purchased credit-impaired and covered loans, as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$13,897	$75	$14,088	$—
Commercial collateralized by assignment of lease payments	3,602	741	2,404	3,566
Commercial real estate:
Healthcare	—	—	—	—
Industrial	4,816	—	6,371	—
Multifamily	5,008	—	5,333	—
Office	3,268	—	3,644	464
Retail	2,898	—	2,986	—
Other	13,655	—	13,541	324
Residential real estate	16,925	891	17,311	—
Construction real estate	337	—	337	—
Indirect vehicle	1,473	—	1,542	—
Home equity	15,672	—	15,171	—
Other consumer	20	—	5	—
Total	$81,571	$1,707	$82,733	$4,354

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company's risk rating system, the Company classifies potential problem and problem loans as “Special Mention,” “Substandard,” and “Doubtful.” Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses that deserve management's close attention are deemed to be Special Mention. Risk ratings are updated any time the situation warrants and at least annually. Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics.

The following tables present the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit-impaired and covered loans, as of March 31, 2015 and December 31, 2014 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2015
Commercial	$3,029,893	$155,032	$73,727	$—	$3,258,652
Commercial collateralized by assignment of lease payments	1,614,968	935	12,128	—	1,628,031
Commercial real estate
Healthcare	340,036	4,357	—	—	344,393
Industrial	314,666	13,200	9,110	—	336,976
Multifamily	368,675	1,287	6,555	—	376,517
Retail	426,760	4,165	9,896	—	440,821
Office	225,451	13,544	7,577	—	246,572
Other	727,643	17,426	35,292	—	780,361
Construction real estate	183,244	524	337	—	184,105
Total	$7,231,336	$210,470	$154,622	$—	$7,596,428
December 31, 2014
Commercial	$3,036,069	$178,984	$30,153	$—	$3,245,206
Commercial collateralized by assignment of lease payments	1,680,736	6,853	4,669	—	1,692,258
Commercial real estate
Healthcare	338,622	4,362	—	—	342,984
Industrial	314,225	8,817	14,991	—	338,033
Multifamily	412,824	920	6,654	—	420,398
Retail	423,842	2,740	11,594	—	438,176
Office	229,947	8,524	7,822	—	246,293
Other	708,447	22,013	28,523	—	758,983
Construction real estate	246,204	527	337	—	247,068
Total	$7,390,916	$233,740	$104,743	$—	$7,729,399

Approximately $46.9 million and $49.1 million of the substandard and doubtful loans were non-performing as of March 31, 2015 and December 31, 2014, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, which are not rated, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity, excluding purchased credit-impaired and covered loans, as of March 31, 2015 and December 31, 2014 (in thousands):

	Performing	Non-performing	Total
March 31, 2015
Residential real estate	$487,742	$17,816	$505,558
Indirect vehicle	271,631	1,474	273,105
Home equity	225,407	15,671	241,078
Other consumer	77,625	20	77,645
Total	$1,062,405	$34,981	$1,097,386
December 31, 2014
Residential real estate	$485,976	$17,311	$503,287
Indirect vehicle	267,297	1,543	268,840
Home equity	236,739	15,170	251,909
Other consumer	78,132	5	78,137
Total	$1,068,144	$34,029	$1,102,173

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased credit-impaired and covered loans, as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015
					Three Months Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$9,686	$8,925	$761	$—	$10,640	$—
Commercial collateralized by assignment of lease payments	1,508	1,508	—	—	1,626	29
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	5,846	4,670	1,176	—	4,962	—
Multifamily	1,698	1,698	—	—	1,792	7
Retail	2,019	807	1,212	—	825	—
Office	1,608	1,031	577	—	1,609	—
Other	1,490	1,465	25	—	1,527	—
Residential real estate	970	970	—	—	—	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—
Home equity	1,025	1,025	—	—	—	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	6,464	6,464	—	2,051	6,760	—
Commercial collateralized by assignment of lease payments	2,145	2,145	—	1,534	1,331	14
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	146	146	—	37	49	—
Multifamily	5,723	4,749	974	664	5,926	8
Retail	8,889	7,493	1,396	626	7,710	—
Office	2,369	1,866	503	484	2,274	—
Other	12,247	12,227	20	100	13,207	—
Residential real estate	14,153	14,153	—	3,045	14,407	—
Construction real estate	2,708	337	2,371	162	431	—
Indirect vehicle	164	164	—	14	372	—
Home equity	26,954	26,954	—	2,348	27,213	—
Other consumer	—	—	—	—	—	—
Total	$107,812	$98,797	$9,015	$11,065	$102,661	$58

	December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$9,752	$8,992	$760	$—	$10,324	$—
Commercial collateralized by assignment of lease payments	2,316	2,316	—	—	2,569	121
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	9,115	5,858	3,257	—	7,870	—
Multifamily	1,733	1,733	—	—	1,928	52
Retail	2,025	813	1,212	—	3,465	—
Office	—	—	—	—	1,127	—
Other	1,479	1,465	14	—	5,249	—
Residential real estate	1,941	1,941	—	—	2,740	—
Construction real estate	—	—	—	—	34	—
Indirect vehicle	—	—	—	—	—	—
Home equity	577	577	—	—	762	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	7,987	7,987	—	2,395	14,227	—
Commercial collateralized by assignment of lease payments	715	715	—	105	1,515	91
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	517	513	4	130	4,982	—
Multifamily	5,680	4,709	971	996	6,354	131
Retail	9,264	7,897	1,367	720	8,547	—
Office	4,528	2,986	1,542	545	2,833	—
Other	12,612	12,527	85	136	11,022	12
Residential real estate	14,234	14,234	—	3,126	14,632	—
Construction real estate	2,707	337	2,370	162	455	—
Indirect vehicle	227	227	—	14	358	—
Home equity	25,927	25,705	222	2,153	25,672	—
Other consumer	—	—	—	—	—	—
Total	$113,336	$101,532	$11,804	$10,482	$126,665	$407

Impaired loans included accruing restructured loans of $16.9 million and $15.6 million that have been modified and are performing in accordance with those modified terms as of March 31, 2015 and December 31, 2014, respectively.  In addition, impaired loans included $25.5 million and $25.8 million of non-performing, restructured loans as of March 31, 2015 and December 31, 2014, respectively.

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

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or non-performing) through the calendar year of the restructuring that the historical payment performance has been established. As of March 31, 2015 and December 31, 2014, there was one A/B structure with a recorded investment of $1.0 million, which is included above as an accruing restructured loan.

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

The following table presents loans that were restructured during the three months ended March 31, 2015 (dollars in thousands):

	March 31, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Home equity	6	$2,346	$2,346	$—
Total	6	$2,346	$2,346	$—
Non-Performing:
Indirect vehicle	3	$9	$9	$—
Home equity	5	798	798	122
Total	8	$807	$807	$122

The following table presents loans that were restructured during the three months ended March 31, 2014 (dollars in thousands):

	March 31, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Indirect vehicle	1	$5	$5	$—
Home equity	3	1,039	1,039	—
Total	4	$1,044	$1,044	$—
Non-Performing:
Residential real estate	4	$1,439	$1,439	$—
Indirect vehicle	18	108	108	—
Home equity	4	532	532	—
Total	26	$2,079	$2,079	$—

Of the troubled debt restructurings entered into during the past twelve months, $224 thousand subsequently defaulted during the three months ended March 31, 2015.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post restructuring or are placed on non-accrual status.

The following table presents the troubled debt restructurings activity during the three months ended March 31, 2015 (in thousands):

	Performing	Non-performing
Beginning balance	$15,603	$25,771
Additions	2,346	807
Charge-offs	—	(203)
Principal payments, net	(111)	(619)
Removals	(1,185)	(22)
Transfer from/to performing	221	—
Transfer from/to non-performing	—	(221)
Ending balance	$16,874	$25,513

Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured during the three months ended March 31, 2015 (in thousands):

	March 31, 2015

	Extended
	Maturity,	Delay in
	Amortization	Payments or
	and Reduction	Reduction of
	of Interest Rate	Interest Rate	Total
Indirect vehicle	$—	$9	$9
Home equity	791	2,353	3,144
Total	$791	$2,362	$3,153

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015 and 2014 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
March 31, 2015
Allowance for credit losses:
Three Months Ended
Beginning balance	$29,571	$9,962	$41,826	$6,646	$8,918	$1,687	$9,456	$1,960	$4,031	$114,057
Charge-offs	569	—	2,034	579	3	874	444	424	—	4,927
Recoveries	242	749	1,375	72	2	475	101	69	—	3,085
Provision	3,583	(886)	791	621	556	427	(333)	469	(254)	4,974
Ending balance	$32,827	$9,825	$41,958	$6,760	$9,473	$1,715	$8,780	$2,074	$3,777	$117,189

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,051	$1,534	$1,911	$3,045	$162	$14	$2,348	$—	$1,333	$12,398
Collectively evaluated for impairment	30,320	8,291	39,435	3,715	9,305	1,701	6,432	2,074	2,444	103,717
Acquired and accounted for under ASC 310-30 (1)	456	—	612	—	6	—	—	—	—	1,074
Total ending allowance balance	$32,827	$9,825	$41,958	$6,760	$9,473	$1,715	$8,780	$2,074	$3,777	$117,189

Loans:
Individually evaluated for impairment	$15,389	$3,653	$36,152	$15,123	$337	$164	$27,979	$—	$—	$98,797
Collectively evaluated for impairment	3,243,263	1,624,378	2,489,488	490,435	183,768	272,941	213,099	77,645	—	8,595,017
Acquired and accounted for under ASC 310-30 (1)	84,564	—	75,008	19,265	28,801	—	75	19,801	—	227,514
Total ending loans balance	$3,343,216	$1,628,031	$2,600,648	$524,823	$212,906	$273,105	$241,153	$97,446	$—	$8,921,328
March 31, 2014
Allowance for credit losses:
Three Months Ended
Beginning balance	$23,461	$9,159	$51,628	$8,872	$6,856	$1,662	$8,478	$1,630	$1,716	$113,462
Charge-offs	90	—	7,156	265	56	920	619	495	—	9,601
Recoveries	1,628	—	485	519	99	442	133	78	—	3,384
Provision	(1,061)	(101)	2,583	(1,039)	(415)	500	405	351	(73)	1,150
Ending balance	$23,938	$9,058	$47,540	$8,087	$6,484	$1,684	$8,397	$1,564	$1,643	$108,395

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,160	$174	$4,151	$3,076	$195	$25	$1,395	$—	$665	$15,841
Collectively evaluated for impairment	17,312	8,884	41,707	5,011	6,229	1,659	7,002	1,564	978	90,346
Acquired and accounted for under ASC 310-30 (1)	466	—	1,682	—	60	—	—	—	—	2,208
Total ending allowance balance	$23,938	$9,058	$47,540	$8,087	$6,484	$1,684	$8,397	$1,564	$1,643	$108,395

Loans:
Individually evaluated for impairment	$41,191	$4,235	$57,960	$18,151	$782	$183	$24,810	$—	$—	$147,312
Collectively evaluated for impairment	1,208,639	1,468,386	1,565,549	287,790	132,215	265,861	233,310	64,812	—	5,226,562
Acquired and accounted for under ASC 310-30 (1)	30,976	—	95,506	5,121	36,752	—	110	25,976	—	194,441
Total ending loans balance	$1,280,806	$1,472,621	$1,719,015	$311,062	$169,749	$266,044	$258,230	$90,788	$—	$5,568,315

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

In accordance with ASC 310-30, for both purchased non-impaired loans and purchased credit-impaired loans, the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

Substantially all of the loans acquired in transactions with the FDIC displayed at least some level of credit deterioration and as such are included as non-impaired and impaired loans as described immediately above.

During the three months ended March 31, 2015, there was a negative provision for credit losses of $429 thousand and net recoveries of $220 thousand, in relation to 16 pools of purchased loans with a total carrying amount of $71.7 million as of March 31, 2015. There was $1.1 million and $1.3 million in allowance for loan losses related to these purchased loans at March 31, 2015 and December 31, 2014, respectively.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Balance at beginning of period	$7,434	$2,337
Accretion	(1,930)	(550)
Other	863	574
Balance at end of period	$6,367	$2,361

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

For other loans acquired through business combinations, the fair value of purchased credit-impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral. The fair value of loans that were non-impaired was determined based on estimates of losses on defaults and other market factors.

The carrying amount of loans acquired through a business combination by loan type are as follows (in thousands):

March 31, 2015	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Covered loans:
Commercial related (1)	$139	$4	$143
Commercial	837	273	1,110
Commercial real estate	19,570	13,669	33,239
Construction real estate	—	1,269	1,269
Other	1,134	19,794	20,928
Total covered loans	$21,680	$35,009	$56,689
Estimated (payable) receivable amount from the FDIC under the loss-share agreement (2)	$482	$4,125	$4,607
Non-covered loans:
Commercial related (1)	$7,033	$11,495	$18,528
Commercial loans	76,279	1,285,210	1,361,489
Commercial loans collateralized by assignment of lease payments	—	114,829	114,829
Commercial real estate	41,769	840,863	882,632
Construction real estate	27,532	89,200	116,732
Other	18,212	198,740	216,952
Total non-covered loans	$170,825	$2,540,337	$2,711,162

(1)	Commercial related loans include commercial, commercial real estate and construction real estate for the InBank, Heritage and Benchmark FDIC-assisted transactions.

(2)	Estimated reimbursable amounts from the FDIC under the loss-share agreement exclude $1.3 million in amounts due to the FDIC related to covered other real estate owned.

Outstanding balances on purchased loans from the FDIC were $86.5 million and $95.1 million as of March 31, 2015 and December 31, 2014, respectively.  The related carrying amount on loans purchased from the FDIC was $81.6 million and $91.4 million as of March 31, 2015 and December 31, 2014, respectively.

Effective April 1, 2014, the losses on commercial related loans (commercial, commercial real estate and construction real estate) acquired in connection with the Heritage FDIC-assisted transaction ceased being covered under the loss-share agreement for that transaction. The carrying amount of those loans was $3.0 million as of March 31, 2015. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to April 1, 2014 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreement) through March 31, 2017. The losses on consumer related loans acquired in connection with the Heritage FDIC-assisted transaction will continue to be covered under the loss-share agreement through March 31, 2019.

The losses on commercial related loans acquired in connection with the Benchmark FDIC-assisted transaction ceased to be covered under the loss-share agreement for that transaction effective January 1, 2015. The carrying amount of those loans was $2.8 million as of March 31, 2015. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to January 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through December 31, 2017. The losses on consumer related loans acquired in connection with the Benchmark FDIC-assisted transaction will continue to be covered under the loss-share agreements through December 31, 2019.

Effective July 1, 2015, the losses on commercial related loans acquired in connection with Broadway and New Century FDIC-assisted transactions will cease to be covered under the loss-share agreements for those transactions. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to July 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through June 30, 2018. The losses on consumer related loans acquired in connection with the Broadway and New Century FDIC-assisted transactions will continue to be covered under the loss-share agreements through June 30, 2020.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: banking, leasing and mortgage banking. No impairment losses were recognized during the three months ended March 31, 2015 or 2014.   The carrying amount of goodwill was $711.5 million at March 31, 2015 and December 31, 2014.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately five years as of March 31, 2015.

The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of March 31, 2015 (in thousands):

Three Months Ended
March 31, 2015
Balance at beginning of period	$38,006
Amortization expense	(1,518)
Balance at end of period	$36,488

Gross carrying amount	$80,371
Accumulated amortization	(43,883)
Net book value	$36,488

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2015	$4,445
2016	5,157
2017	4,637
2018	4,221
2019	2,743
Thereafter	15,285
$36,488

Note 8.	Deposits

The composition of deposits was as follows (in thousands):

	March 31,	December 31,
	2015	2014
Demand deposit accounts, noninterest bearing	$4,290,499	$4,118,256
NOW and money market accounts	4,002,818	3,913,765
Savings accounts	969,560	940,345
Certificates of deposit, $250,000 or more	716,701	838,928
Other certificates of deposit	1,039,923	1,179,648
Total	$11,019,501	$10,990,942

Certificates of deposit of $250,000 or more included $395.3 million and $485.3 million of brokered deposits at March 31, 2015 and December 31, 2014, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $250,000 or more.

Note 9.	Short-Term Borrowings

Short-term borrowings were as follows as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Weighted Average Cost	Amount	Weighted Average Cost	Amount
Customer repurchase agreements	0.16%	$240,478	0.21%	$219,824
Federal Home Loan Bank advances	0.11	300,000	0.13	700,000
Federal funds purchased	0.33	74,753	0.14	11,591
	0.16%	$615,231	0.15%	$931,415

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

The Company had Federal Home Loan Bank fixed rate advances with a maturity date less than one year of $300.0 million and $700.0 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the interest rate on the advance outstanding on that date had a rate of 0.11% with a maturity of December 11, 2015. The Company has investment securities available for sale and loans pledged as collateral on this FHLB advance. See Note 5. Investment Securities and Note 6. Loans of the notes to the consolidated financial statements.

On March 9, 2012, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one month LIBOR + 1.85%. As of March 31, 2015, no amount was outstanding and the line of credit is scheduled to mature on September 7, 2015.

Note 10.	Long-term Borrowings

The Company had Federal Home Loan Bank advances with remaining contractual maturities greater than one year of $4.1 million at March 31, 2015 and $4.2 million at December 31, 2014. As of March 31, 2015, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87% and maturities ranging from April 2021 to April 2035. The Company has investment securities available for sale and loans pledged as collateral on these FHLB advances. See Note 5. Investment Securities and Note 6. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $41.2 million and $38.5 million at March 31, 2015 and December 31, 2014, respectively, which as of March 31, 2015, were accruing interest at rates ranging from 2.25% to 12.00%.  Lease investments includes equipment with an amortized cost of $50.8 million and $48.8 million at March 31, 2015 and December 31, 2014, respectively, that is pledged as collateral on these notes.

The Company had a $40.0 million 10-year structured repurchase agreement as of March 31, 2015 and December 31, 2014, which bears interest at a fixed rate borrowing of 4.75% and expires in 2016.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2015 (in thousands):

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

(2)
FOBB Statutory Trust III was established by First Oak Brook Bancshares, Inc. (“FOBB”) prior to the Company's acquisition of FOBB in 2006, and the junior subordinated notes issued by FOBB to FOBB Statutory Trust III were assumed by the Company upon completion of the acquisition.

(3)
TAYC Capital Trust II was established by Taylor Capital prior to the Company's acquisition of Taylor Capital in 2014, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with TAYC Capital Trust II do not include purchase accounting adjustments to such amounts, which in each case resulted in a discount of $7.4 million.

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

At March 31, 2015 and December 31, 2014, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	March 31, 2015	December 31, 2014
Commitments to extend credit:
Home equity lines	$209,466	$221,102
Other commitments	2,651,028	2,643,220
Letters of credit:
Standby	132,056	131,810
Commercial	5,992	2,401

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of March 31, 2015, the maximum remaining term for any standby letters of credit was September 30, 2030.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At March 31, 2015, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $3.8 million to $138.0 million from $134.2 million at December 31, 2014.  Of the $138.0 million in commitments outstanding at March 31, 2015, approximately $32.2 million of the letters of credit have been issued or renewed since December 31, 2014.

Letters of credit issued on behalf of bank customers may be done on either a secured or unsecured basis.  If a letter credit is secured, the collateral can take various forms including bank accounts, investments, fixed assets, inventory, accounts receivable or real estate.  The Company takes the same care in making credit decisions and obtaining collateral when it issues letters of credit on behalf of its customers as it does when making other types of loans.

As of March 31, 2015, the Company had approximately $2.6 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of March 31, 2015, approximately 25% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of March 31, 2015. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers. Our asset-based loans are made to borrowers located throughout the United States. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located throughout the United States.

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

Loans Held for Sale. Residential real estate loans originated and held for sale in the secondary market are carried at fair value. The fair value of loans held for sale is determined using quoted secondary market prices and classified as Level 2.

Loans. The Company has elected to record certain mortgage loans at fair value. The fair value of these loans is determined using quoted secondary market prices and classified as Level 2.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$66,070	$—	$66,070	$—
States and political subdivisions	403,628	—	403,165	463
Residential mortgage-backed securities	678,475	—	678,003	472
Commercial mortgage-backed securities	178,458	—	178,458	—
Corporate bonds	252,042	—	252,042	—
Equity securities	10,751	10,751	—	—
Loans held for sale	686,838	—	686,838	—
Loans	20,829	—	20,829	—
Mortgage servicing rights	219,254	—	—	219,254
Assets held in trust for deferred compensation	18,087	18,087	—	—
Derivative financial instruments	68,283	6,427	50,642	11,214
Financial liabilities
Other liabilities (1)	17,633	17,633	—	—
Derivative financial instruments	47,162	8,235	38,927	—
December 31, 2014
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$65,873	$—	$65,873	$—
States and political subdivisions	410,854	—	410,391	463
Residential mortgage-backed securities	720,563	—	720,053	510
Commercial mortgage-backed securities	187,662	—	187,662	—
Corporate bonds	259,203	—	259,203	—
Equity securities	10,597	10,597	—	—
Loans held for sale	737,209	—	737,209	—
Mortgage servicing rights	235,402	—	—	235,402
Assets held in trust for deferred compensation	16,829	16,829	—	—
Derivative financial instruments	46,388	1,607	39,707	5,074
Financial liabilities
Other liabilities (1)	16,483	16,483	—	—
Derivative financial instruments	40,499	7,209	33,290	—

(1)	Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at
	March 31, 2015	Valuation Technique	Unobservable Input	Range
	(in thousands)
States and political subdivisions	$463	Discounted cash flows	Credit assumption	45% Loss
Residential mortgage-backed securities	472	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	219,254	Discounted cash flows	CPR	10.4% - 14.2%
			Discount rate	9.25 - 12.00
			Maturity (months)	299 - 356
			Delinquencies	0.25 - 5.00
			Costs to service	$ 60 - $ 160
			Costs to service - delinquent	$ 100 - $ 1,000
Derivative financial instruments (mortgage	11,214	Sales cash flows	Expected closing ratio	65% - 95%
interest rate lock commitments)			Expected delivery price	98.86 bps - 108.93 bps

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

Key economic assumptions used in the measuring of the fair value of the mortgage servicing rights and the sensitivity of the fair value to immediate adverse changes in those assumptions at March 31, 2015 are presented in the following table. This table does not take into account the derivatives used to economically hedge the mortgage servicing rights.

(dollars in thousands, except for weighted average cost to service)	March 31, 2015
Weighted average CPR	13.60%
Impact on fair value of 10% adverse change	$(9,979)
Impact on fair value of 20% adverse change	(19,144)

Weighted average discount rate	9.42%
Impact on fair value of 10% adverse change	$(7,330)
Impact on fair value of 20% adverse change	(14,193)

Weighted average delinquency rate	0.98%
Impact on fair value of 10% adverse change	$(1,310)
Impact on fair value of 20% adverse change	(1,977)

Weighted average costs to service	$70
Impact on fair value of 10% adverse change	(3,142)
Impact on fair value of 20% adverse change	(6,284)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2015. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
	2015	2014	2015	2014	2015	2014
(in thousands)	Investment Securities		Mortgage Servicing Rights		Derivatives
Balance, beginning of period	$973	$5,856	$235,402	$—	$5,074	$—
Purchases	—	—	85	—	—	—
Originations	—	—	16,560	—	—	—
Other comprehensive income	—	(179)	—	—	—	—
Included in earnings	—	—	(32,793)	—	6,140	—
Principal payments	(38)	(178)	—	—	—	—
Balance, ending of period	$935	$5,499	$219,254	$—	$11,214	$—

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (90% at March 31, 2015), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Financial assets:
Impaired loans	$61,757	$—	$—	$61,757
Non-financial assets:
Foreclosed assets	39,889	—	—	39,889
December 31, 2014
Financial assets:
Impaired loans	$61,717	$—	$—	$61,717
Non-financial assets:
Foreclosed assets	38,619	—	—	38,619

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	March 31, 2015	Technique	Input	Range
	(in thousands)
Impaired loans	$61,757	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	39,889	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

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

Loans: The fair values for loans are estimated using discounted cash flow analyses, using the corporate bond curve adjusted for liquidity for commercial loans and the swap curve adjusted for liquidity for retail loans. The Company has elected to record certain mortgage loans at fair value. The fair value of these loans is determined using quoted secondary market prices and classified as Level 2.

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

The estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$248,840	$248,840	$248,840	$—	$—
Interest earning deposits with banks	52,212	52,212	52,212	—	—
Investment securities available for sale	1,589,424	1,589,424	10,751	1,577,738	935
Investment securities held to maturity	1,000,859	1,045,205	—	1,045,205	—
Non-marketable securities - FHLB and FRB stock	87,677	87,677	—	—	87,677
Loans held for sale	686,838	686,838	—	686,838	—
Loans, net	8,807,916	8,870,489	—	20,829	8,849,660
Accrued interest receivable	46,532	46,532	46,532	—	—
Derivative financial instruments	68,283	68,283	6,427	50,642	11,214
Financial Liabilities:
Noninterest bearing deposits	$4,290,499	$4,290,499	$4,290,499	$—	$—
Interest bearing deposits	6,729,002	6,734,854	—	—	6,734,854
Short-term borrowings	615,231	615,216	—	—	615,216
Long-term borrowings	85,477	88,299	—	—	88,299
Junior subordinated notes issued to capital trusts	185,874	123,059	—	—	123,059
Accrued interest payable	3,005	3,005	3,005	—	—
Derivative financial instruments	47,162	47,162	8,235	38,927	—

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$256,804	$256,804	$256,804	$—	$—
Interest earning deposits with banks	55,277	55,277	55,277	—	—
Investment securities available for sale	1,654,752	1,654,752	10,597	1,643,182	973
Investment securities held to maturity	993,380	1,035,061	—	1,035,061	—
Non-marketable securities - FHLB and FRB stock	75,569	75,569	—	—	75,569
Loans held for sale	737,209	737,209	—	737,209	—
Loans, net	8,973,191	8,956,494	—	—	8,956,494
Accrued interest receivable	49,065	49,065	49,065	—	—
Derivative financial instruments	46,388	46,388	1,607	39,707	5,074
Financial Liabilities:
Non-interest bearing deposits	$4,118,256	$4,118,256	$4,118,256	$—	$—
Interest bearing deposits	6,872,686	6,877,349	—	—	6,877,349
Short-term borrowings	931,415	931,415	—	—	931,415
Long-term borrowings	82,916	86,025	—	—	86,025
Junior subordinated notes issued to capital trusts	185,778	122,408	—	—	122,408
Accrued interest payable	3,709	3,709	3,709	—	—
Derivative financial instruments	40,499	40,499	7,209	33,290	—

Note 14.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Total cost of share-based payment plans during the period	$3,605	$2,012
Amount of related income tax benefit recognized in income	1,412	$790

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The number of shares authorized increased by 2,400,000 to 13,800,000 upon completion of the Taylor Capital merger.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. Following May 28, 2014, no more than 10% of the total number of authorized shares may be issued with respect to awards granted after that date, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan).   As of March 31, 2015, there were 4,979,712 shares available for future grants.

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

The following table summarizes stock options outstanding for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2014	2,250,714	$27.94	4.39
Granted	296,413	31.26
Exercised	(7,284)	19.85
Expired or cancelled	(3,933)	30.34
Forfeited	(2,928)	25.00
Options outstanding as of March 31, 2015	2,532,982	$28.35	4.81	$11,342
Options exercisable as of March 31, 2015	1,729,575	$29.07	3.12	$7,723

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

 The following assumptions were used for options granted during the three months ended March 31, 2015:

March 31, 2015
Risk-free interest rate	1.71%
Expected volatility of Company’s stock	30.43%
Expected dividend yield	1.79%
Expected life of options	5.9 years
Weighted average fair value per option of options granted during the year	$8.08

The total intrinsic value of options exercised during the three months ended March 31, 2015 and 2014 was $81 thousand and $550 thousand, respectively.

The following is a summary of changes in restricted shares and units for the three months ended March 31, 2015:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Shares Outstanding at December 31, 2014	801,085	$26.99
Granted	490,504	31.65
Vested	(94,740)	27.74
Forfeited	(3,539)	27.08
Shares Outstanding at March 31, 2015	1,193,310	$28.85

The total intrinsic value of restricted shares that vested during the three months ended March 31, 2015 and 2014 was $3.0 million and $1.0 million, respectively.

The Company issued 71,560, 48,569, 56,752 and 65,333 market-based restricted stock units in 2015, 2014, 2013 and 2012, respectively, which entitle recipients to shares of common stock at the end of a three year vesting period. Recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over the three year period. The market-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued. A Monte Carlo simulation model was used to value the market-based restricted stock units at the time of issuance.

As of March 31, 2015, there was $31.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At March 31, 2015, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.7 years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable as of March 31, 2015 was approximately $3 thousand, and the net amount payable as of December 31, 2014 was approximately $1.1 million.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At March 31, 2015, the Company’s credit exposure relating to interest rate swaps was approximately $33.7 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $187 thousand at March 31, 2015.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

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

The Company’s derivative financial instruments are summarized below as of March 31, 2015 and December 31, 2014 (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$187	$(14)	$197	$(15)
Stand-alone derivative instruments: (2)
Interest rate swap contracts	2,072,809	50,633	1,509,930	37,039	1,268,604	(34,942)	2,001,787	(30,761)
Interest rate options contracts	617,089	982	55,830	283	67,089	(260)	55,830	(283)
Foreign exchange contracts	49,017	4,470	27,402	2,276	46,904	(4,181)	27,002	(2,109)
Spot foreign exchange contracts	210	6	512	5	462	(46)	304	(18)
Mortgage related derivatives	955,583	12,192	871,446	6,785	1,271,000	(7,719)	879,841	(7,313)
Total non-hedging derivative instruments	3,694,708	68,283	2,465,120	46,388	2,654,059	(47,148)	2,964,764	(40,484)
Total	$3,694,708	$68,283	$2,465,120	$46,388	$2,654,246	$(47,162)	$2,964,961	$(40,499)

(1) Hedged fixed-rate commercial real estate loans
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in the other income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$1	$—
Stand-alone derivative instruments:
Interest rate swap contracts	11,125	9
Interest rate options contracts	723	—
Foreign exchange contracts	122	61
Spot foreign exchange contracts	(28)	8
Mortgage related derivatives	908	3
Total non-hedging derivative instruments	12,850	81
Total	$12,851	$81

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2015 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$17,959	$—	$17,959	$34,795	$—	$34,795
Foreign currency forward contracts	2,307	—	2,307	2,050	—	2,050
Mortgage related derivatives	1,394	—	1,394	8,134	—	8,134
Total derivatives	21,660	—	21,660	44,979	—	44,979
Repurchase agreements	—	—	—	240,478	—	240,478
Total	$21,660	$—	$21,660	$285,457	$—	$285,457

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$19	$(19)	$—	$—	$10,604	$(19)	$(10,585)	$—
Counterparty B	27	(27)	—	—	4,962	(27)	(4,935)	—
Counterparty C	9,792	(9,792)	—	—	13,218	(9,792)	(3,426)	—
Other counterparties	11,822	(6,917)	—	4,905	16,195	(6,918)	(7,745)	1,532
Total derivatives	21,660	(16,755)	—	4,905	44,979	(16,756)	(26,691)	1,532
Repurchase agreements	—	—	—	—	240,478	—	(240,478)	—
Total	$21,660	$(16,755)	$—	$4,905	$285,457	$(16,756)	$(267,169)	$1,532

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2014 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$10,727	$—	$10,727	$29,916	$—	$29,916
Foreign currency forward contracts	1,525	—	1,525	709	—	709
Mortgage related derivatives	1,700	—	1,700	7,302	—	7,302
Total derivatives	13,952	—	13,952	37,927	—	37,927
Repurchase agreements	—	—	—	219,824	—	219,824
Total	$13,952	$—	$13,952	$257,751	$—	$257,751

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$13	$(13)	$—	$—	$9,556	$(13)	$(9,543)	$—
Counterparty B	145	(145)	—	—	3,736	(145)	(3,591)	—
Counterparty C	6,123	(6,123)	—	—	10,335	(6,122)	(4,213)	—
Other counterparties	7,671	(3,920)	—	3,751	14,300	(3,920)	(8,663)	1,717
Total derivatives	13,952	(10,201)	—	3,751	37,927	(10,200)	(26,010)	1,717
Repurchase agreements	—	—	—	—	219,824	—	(219,824)	—
Total	$13,952	$(10,201)	$—	$3,751	$257,751	$(10,200)	$(245,834)	$1,717

Note 16.	Operating Segments

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

Net interest income for the leasing and mortgage banking segments include adjustments based on the Company's internal funds transfer pricing model. Non-interest income for the leasing segment includes income on loans originated for the sole purpose of funding equipment purchases related to leases at the Company's lease subsidiaries.

The following tables present summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Mortgage Banking	Consolidated
Three months ended March 31, 2015
Net interest income	$104,126	$3,015	$6,254	$113,395
Provision for credit losses	4,974	—	—	4,974
Non-interest income	31,517	25,203	24,548	81,268
Non-interest expense (1)	95,334	13,656	30,930	139,920
Income tax expense	9,962	5,747	(51)	15,658
Net income	$25,373	$8,815	$(77)	$34,111
Total assets	$12,246,659	$937,903	$1,143,748	$14,328,310
Three months ended March 31, 2014
Net interest income	$66,324	$1,004	$—	$67,328
Provision for credit losses	1,150	—	—	1,150
Non-interest income	23,701	12,852	59	36,612
Non-interest expense	68,334	7,713	—	76,047
Income tax expense	4,483	2,291	—	6,774
Net income	$16,058	$3,852	$59	$19,969
Total assets	$8,968,195	$469,108	$—	$9,437,303

(1)	Includes merger related expenses of $8.1 million and $680 thousand in the banking segment for the three months ended March 31, 2015 and 2014, respectively.

Note 17.	Preferred Stock

On August 18, 2014, in connection with the Taylor Capital merger, the Company issued one share of its Perpetual Non-Cumulative Preferred Stock, Series A (“Company Series A Preferred Stock”), in exchange for each of the 4,000,000 outstanding shares of Taylor Capital’s Perpetual Non-Cumulative Preferred Stock, Series A. Holders of the Company Series A Preferred Stock are entitled to receive, when as and if declared by the Company’s board of directors, non-cumulative cash dividends on the liquidation preference amount, which is $25 per share, at a rate of 8.00% per annum, payable quarterly. The Company Series A Preferred Stock is included in Tier 1 capital for regulatory capital purposes.

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

Our net income is also affected by non-interest income and non-interest expenses.  During the periods under report, non-interest income included revenue from our key fee initiatives: net lease financing income, mortgage banking revenue, commercial deposit and treasury management fees, trust and asset management fees, card fees and capital markets and international banking fees. Non-interest income also included consumer and other deposit service fees, brokerage fees, loan service fees, increase in cash surrender value of life insurance, net gain (loss) on investment securities, net gain on sale of assets and other operating income. During the periods under report, non-interest expenses included salaries and employee benefits, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, branch exit and facilities impairment charges, net loss on other real estate owned and other related expenses, prepayment fees on interest bearing liabilities and other operating expenses. Additionally, dividends on preferred shares reduced net income available to common stockholders.

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

On August 18, 2014, the Company completed the Taylor Capital Group, Inc. ("Taylor Capital") merger (the "Merger"). Total consideration paid by the Company was $648.8 million, including $519.3 million in common stock and $129.5 million in cash. The Company issued 19.6 million shares of common stock as a result of the Merger. In addition, each share of Taylor Capital’s Perpetual Non-Cumulative Preferred Stock, Series A was converted into one share of the Company's Perpetual Non-Cumulative Preferred Stock, Series A with substantially identical terms. The Company issued 4,000,000 shares of its Series A preferred stock in connection with the Merger. Holders of the Company’s Series A preferred stock are entitled to receive, when as and if declared by the Company’s board of directors, non-cumulative cash dividends on the liquidation preference amount, which is $25 per share, at a rate of 8.00% per annum, payable quarterly.

The Company had net income of $34.1 million for the three months ended March 31, 2015 compared to net income of $20.0 million for the three months ended March 31, 2014. Net income available to common stockholders was $32.1 million for the three months ended March 31, 2015. Fully diluted earnings per common share were $0.43 for the three months ended March 31, 2015 compared to $0.36 per common share for the three months ended March 31, 2014.

The results of operations for the three months ended March 31, 2015 and 2014 were impacted by $8.1 million and $680 thousand in merger related expenses, respectively. See "Non-interest Expenses" section for a detailed schedule of merger related expenses.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a quarterly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At March 31, 2015, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $125.9 million.  See Note 1 and Note 6 to the audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2014 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of March 31, 2015, the Company had $1.0 million of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of March 31, 2015, the Company had approximately $7 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

Goodwill.  The excess of the cost of an acquisition over the fair value of the net assets acquired consists of goodwill, and core deposit and client relationship intangibles.  See Note 8 to the audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2014 for further information regarding core deposit and client relationship intangibles.  The Company reviews goodwill to determine potential impairment annually, or more frequently if events and circumstances indicate that goodwill might be impaired, by comparing the carrying value of the reporting units with the fair value of the reporting units.

The Company’s annual assessment date for goodwill impairment testing is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: banking, leasing and mortgage banking.  No impairment losses were recognized during the three months ended March 31, 2015 or 2014. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of December 31, 2014 that would indicate impairment of goodwill at March 31, 2015. The carrying amount of goodwill was $711.5 million at March 31, 2015 and December 31, 2014.

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

Mortgage servicing rights do not trade in an active market with readily observable prices. The Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds, discount rates, delinquencies and cost to service. The assumptions used in the valuation model are validated on a periodic basis. The fair value is validated on a quarterly basis with an independent third party. Material discrepancies between the internal valuation and the third party valuation are analyzed and resolved by an internal committee.

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

	Three Months Ended March 31,
(dollars in thousands)	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$658,169	$5,785	3.52%	$294	$—	—%
Loans (1) (2)	8,568,549	93,061	4.40	5,283,351	53,946	4.14
Loans exempt from federal income taxes (3)	320,137	3,344	4.18	323,526	3,536	4.37
Taxable investment securities	1,556,530	9,934	2.55	1,384,371	8,146	2.35
Investment securities exempt from federal income taxes (3)	1,126,133	14,021	4.98	935,863	12,410	5.30
Federal funds sold	16	—	—	5,889	5	0.34
Other interest earning deposits	102,346	62	0.25	187,049	113	0.25
Total interest earning assets	12,331,880	$126,207	4.15	8,120,343	$78,156	3.90
Non-interest earning assets	2,031,364			1,247,599
Total assets	$14,363,244			$9,367,942
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$3,937,707	$1,595	0.16%	$2,727,620	$848	0.13%
Savings deposit	952,345	120	0.05	862,197	109	0.05
Time deposits	1,896,565	2,930	0.63	1,434,114	2,812	0.80
Short-term borrowings	700,252	277	0.16	200,578	100	0.20
Long-term borrowings and junior subordinated notes	277,311	1,812	2.61	221,694	1,378	2.49
Total interest bearing liabilities	7,764,180	$6,734	0.35	5,446,203	$5,247	0.39
Non-interest bearing deposits	4,199,948			2,372,866
Other non-interest bearing liabilities	361,685			213,650
Stockholders’ equity	2,037,431			1,335,223
Total liabilities and stockholders’ equity	$14,363,244			$9,367,942
Net interest income/interest rate spread (4)		$119,473	3.80%		$72,909	3.51%
Less: taxable equivalent adjustment		6,078			5,581
Net interest income, as reported		$113,395			$67,328
Net interest margin (5)			3.73%			3.36%
Tax equivalent effect			0.20%			0.28%
Net interest margin on a fully tax equivalent basis (5)			3.93%			3.64%

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

Net interest income on a fully tax equivalent basis increased $46.6 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to the interest earning assets acquired through the Merger. The net interest margin, expressed on a fully tax equivalent basis, was 3.93% for the first quarter of 2015 and 3.64% for the first quarter of 2014. Net interest income in the first quarter of 2015 included interest income of $8.6 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in the Merger ($7.9 million for non-purchased credit-impaired loans and $628 thousand for purchased credit-impaired loans). Excluding the purchase accounting loan discount accretion on loans acquired through the Merger, our net interest margin on a fully tax equivalent basis would have been 3.62% for the three months ended March 31, 2015.

Non-interest Income

	Three Months Ended
	March 31,
	2015	2014	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Lease financing, net	$25,080	$13,196	$11,884	90.1%
Mortgage banking revenue	24,544	59	24,485	NM
Commercial deposit and treasury management fees	11,038	7,144	3,894	54.5
Trust and asset management fees	5,714	5,207	507	9.7
Card fees	3,927	2,701	1,226	45.4
Capital markets and international banking fees	1,928	978	950	97.1
Consumer and other deposit service fees	3,083	2,935	148	5.0
Brokerage fees	1,678	1,325	353	26.6
Loan service fees	1,485	965	520	53.9
Increase in cash surrender value of life insurance	839	827	12	1.5
Net (loss) gain on investment securities	(460)	317	(777)	(245.1)
Net loss on sale of assets	4	7	(3)	(42.9)
Other operating income	2,408	951	1,457	153.2
Total non-interest income	$81,268	$36,612	$44,656	122.0%
NM - not meaningful

Non-interest income increased by $44.7 million, or 122.0%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

•	Mortgage banking revenue increased due to the mortgage operations acquired through the Merger.

•	Leasing revenues increased due to higher fees and promotional revenue from the sale of third-party equipment maintenance contracts and higher lease residual realization.

•	Commercial deposit and treasury management fees increased due to new customer activity as well as the increased customer base as a result of the Merger.

•	Other operating income increased due to higher earnings from investments in Small Business Investment Companies.

•	Card fees increased due to a new payroll prepaid card program that started in the second quarter of 2014 as well as higher credit card fees.

•	Capital markets and international banking services fees increased due to higher swap, commercial real estate advisory and syndication fees.

•	Trust and asset management fees increased due to the addition of new customers and the impact of higher equity values.

Non-interest Expenses

	Three Months Ended
	March 31,
	2015	2014	Increase/ (Decrease)	Percentage Change
Non-interest expenses (in thousands):
Salaries and employee benefits	$84,786	$44,377	$40,409	91.1%
Occupancy and equipment	12,940	9,592	3,348	34.9
Computer services and telecommunication	8,904	5,084	3,820	75.1
Advertising and marketing	2,446	2,081	365	17.5
Professional and legal	2,670	1,779	891	50.1
Other intangibles amortization	1,518	1,240	278	22.4
Branch exit and facilities impairment charges	7,391	—	7,391	100.0
Net loss recognized on other real estate owned and other related	896	583	313	53.7
Prepayment fees on interest bearing liabilities	85	—	85	100.0
Other operating expenses	18,284	11,311	6,973	61.6
Total non-interest expenses	$139,920	$76,047	$63,873	84.0%

Non-interest expenses increased by $63.9 million, or 84.0%, for the three months ended March 31, 2015 from the three months ended March 31, 2014. Non-interest expenses include $8.1 million and $680 thousand in expenses related to the Merger for the three months ended March 31, 2015 and 2014, respectively.

The following table presents the detail of the merger related expenses (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014
Merger related expenses:
Salaries and employee benefits	$33	$104
Occupancy and equipment expense	177	—
Computer services and telecommunication expense	270	13
Advertising and marketing expense	—	90
Professional and legal expense	190	410
Branch exit and facilities impairment charges	7,391	—
Other operating expenses	8	63
Total merger related expenses	$8,069	$680

Other explanations for changes are as follows:

•	Salaries and employee benefits increased primarily due to the increased staff from the Merger.

•
Other operating expense increased primarily as a result of an increase in filing and other loan expense, higher FDIC assessments due to our larger balance sheet, higher currency delivery expenses related to new treasury management accounts for customers and clawback expense related to our loss share agreements with the FDIC.

•	Computer services and telecommunication expenses increased due primarily to the Merger as well as an increase in spending on IT security and our data warehouse.

•	Professional and legal expense increased due to higher consulting expense.

•	Occupancy and equipment expense increased due to the additional offices acquired in the Merger.

Income Taxes

Income tax expense for the three months ended March 31, 2015 was $15.7 million compared to $6.8 million for the three months ended March 31, 2014. The increase was primarily due to an increase in our pre-tax income during the three months ended March 31, 2015.

Balance Sheet

Total assets decreased $273.8 million, or 1.9%, from $14.6 billion at December 31, 2014 to $14.3 billion at March 31, 2015.

•	Cash and cash equivalents decreased $11.0 million, or 3.5% from $312.1 million at December 31, 2014 to $301.1 million at March 31, 2015.

•	Investment securities decreased $45.7 million, or 1.7%, from December 31, 2014 to March 31, 2015 mostly as a result of principal payments on mortgage-backed securities.

•
Total loans, excluding purchased credit-impaired and covered loans, decreased by $137.8 million to $8.7 billion at March 31, 2015 from December 31, 2014 primarily due to seasonality in our customer activity and some commercial real estate pay-offs. The first quarter is often the softest quarter from a loan growth perspective.

Total liabilities decreased by $303.8 million, or 2.4%, from $12.6 billion at December 31, 2014 to $12.3 billion at March 31, 2015 primarily due to less borrowings.

•	Total deposits increased by $28.6 million, or 0.3%, to $11.0 billion at March 31, 2015 from December 31, 2014 primarily due to strong noninterest bearing deposit flows.

•	Noninterest bearing deposits increased by $172.2 million, or 4.2%, compared to December 31, 2014.

•	Total borrowings decreased by $313.5 million, or 26.1%, to $886.6 million at March 31, 2015 primarily due to the maturity of a short term FHLB advance.

Total stockholders’ equity increased $30.0 million to $2.1 billion at March 31, 2015 compared to December 31, 2014 primarily as a result of earnings for the quarter net of dividends declared.

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	March 31, 2015		December 31, 2014		March 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$64,411	$66,070	$64,612	$65,873	$50,291	$51,836
States and political subdivisions	381,704	403,628	390,076	410,854	19,285	19,350
Residential mortgage-backed securities	666,904	678,475	713,413	720,563	666,707	673,515
Commercial mortgage-backed securities	174,823	178,458	186,110	187,662	50,841	52,924
Corporate bonds	250,543	252,042	259,526	259,203	272,490	273,853
Equity securities	10,587	10,751	10,531	10,597	10,703	10,572
Total Available for Sale	1,548,972	1,589,424	1,624,268	1,654,752	1,070,317	1,082,050
Held to maturity
States and political subdivisions	764,931	796,783	752,558	782,265	940,610	961,630
Residential mortgage-backed securities	235,928	248,422	240,822	252,796	248,082	261,841
Total Held to Maturity	1,000,859	1,045,205	993,380	1,035,061	1,188,692	1,223,471
Total	$2,549,831	$2,634,629	$2,617,648	$2,689,813	$2,259,009	$2,305,521

Loan Portfolio

The following table sets forth the composition of our loan portfolio (excluding loans held for sale) as of the dates indicated (dollars in thousands):

	March 31, 2015		December 31, 2014		March 31, 2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial related credits:
Commercial loans	$3,258,652	37%	$3,245,206	36%	$1,267,398	23%
Commercial loans collateralized by assignment of lease payments	1,628,031	18	1,692,258	18	1,472,621	27
Commercial real estate	2,525,640	28	2,544,867	28	1,623,509	29
Construction real estate	184,105	2	247,068	3	132,997	2
Total commercial related credits	7,596,428	85	7,729,399	85	4,496,525	81
Other loans:
Residential real estate	505,558	5	503,287	5	309,137	5
Indirect vehicle	273,105	3	268,840	3	266,044	5
Home equity	241,078	3	251,909	3	258,120	5
Other consumer loans	77,645	1	78,137	1	64,812	1
Total other loans	1,097,386	12	1,102,173	12	898,113	16
Total loans excluding purchased credit-impaired and covered loans	8,693,814	97	8,831,572	97	5,394,638	97
Purchased credit-impaired and covered loans (1)	227,514	3	251,645	3	173,677	3
Total loans	$8,921,328	100%	$9,083,217	100%	$5,568,315	100%

(1)	Covered loans refer to loans we acquired in FDIC-assisted transactions that have been subject to loss-sharing agreements with the FDIC.

Gross loans, excluding purchased credit-impaired and covered loans, decreased by $137.8 million to $8.7 billion at March 31, 2015 from December 31, 2014. Gross loans decreased by $161.9 million to $8.9 billion at March 31, 2015 from $9.1 billion at December 31, 2014. This decrease was primarily due to seasonality in our customer activity. The first quarter is often the softest quarter from a loan growth perspective.

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

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2015	December 31, 2014	March 31, 2014
Non-performing loans:
Non-accruing loans	$81,571	$82,733	$118,023
Loans 90 days or more past due, still accruing interest	1,707	4,354	747
Total non-performing loans	83,278	87,087	118,770
Other real estate owned	21,839	19,198	20,928
Repossessed assets	160	93	772
Total non-performing assets	$105,277	$106,378	$140,470
Total allowance for loan losses	$113,412	$110,026	$106,752
Accruing restructured loans (1)	16,874	15,603	25,797
Total non-performing loans to total loans	0.93%	0.96%	2.13%
Total non-performing assets to total assets	0.73	0.73	1.49
Allowance for loan losses to non-performing loans	136.18	126.34	89.88

(1)	Accruing restructured loans consists primarily of residential real estate and home equity loans that have been modified and are performing in accordance with those modified terms.

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

Other real estate owned that is related to our FDIC-assisted transactions is excluded from non-performing assets.  Other real estate owned related to the Heritage, Benchmark, Broadway, and New Century FDIC-assisted transactions totaled $15.0 million and $18.2 million at March 31, 2015 and December 31, 2014, respectively, much of which is subject to the loss-share agreements with the FDIC.  See Note 6 of the notes to our consolidated financial statements for further information.

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the three months ended March 31, 2015 and 2014 (in thousands):

	March 31,
	2015	2014
Beginning balance	$19,198	$23,289
Transfers in at fair value less estimated costs to sell	4,615	539
Fair value adjustments	(922)	(140)
Net gains on sales of other real estate owned	34	18
Cash received upon disposition	(1,086)	(2,778)
Ending balance	$21,839	$20,928

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

	March 31, 2015	December 31, 2014

Commercial loans	$59,831	$16,065
Commercial loans collateralized by assignment of lease payments	9,088	2,264
Commercial real estate	38,784	37,322
Total	$107,703	$55,651

Potential problem loans increased primarily due to normal rotation in the portfolio.

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

The commercial related general loss reserve was $88.4 million as of March 31, 2015 and $85.1 million as of December 31, 2014. Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

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

The total commercial related specific reserves component of the allowance was $5.7 million as of March 31, 2015 compared to $5.2 million as of December 31, 2014 .

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $19.3 million at March 31, 2015 and $19.8 million at December 31, 2014.

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

The following table presents an analysis of the allowance for loan losses for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2015	2014
Balance at beginning of period	$114,057	$113,462
Provision for credit losses	4,974	1,150
Charge-offs:
Commercial loans	569	90
Commercial loans collateralized by assignment of lease payments	—	—
Commercial real estate	2,034	7,156
Construction real estate	3	265
Residential real estate	579	56
Home equity	444	920
Indirect vehicles	874	619
Other consumer loans	424	495
Total charge-offs	4,927	9,601
Recoveries:
Commercial loans	242	1,628
Commercial loans collateralized by assignment of lease payments	749	—
Commercial real estate	1,375	485
Construction real estate	2	519
Residential real estate	72	99
Home equity	101	442
Indirect vehicles	475	133
Other consumer loans	69	78
Total recoveries	3,085	3,384
Net charge-offs	1,842	6,217
Allowance for credit losses	117,189	108,395
Allowance for unfunded credit commitments	(3,777)	(1,643)
Allowance for loan losses	$113,412	$106,752
Total loans	$8,921,328	$5,568,315
Ratio of allowance to total loans	1.27%	1.92%
Ratio of net charge-offs to average loans	0.08	0.45

Net charge-offs of $1.8 million were recorded in the three months ended March 31, 2015 compared to net charge-offs of $6.2 million in the three months ended March 31, 2014. A provision for credit losses of $5.0 million was recorded for the three months ended March 31, 2015 compared to $1.2 million for the three months ended March 31, 2014.

The provision for credit losses for the three months ended March 31, 2015 included a negative provision for credit losses of $550 thousand for the legacy MB Financial portfolio and a positive provision of $5.5 million related to the acquired Taylor Capital portfolio for loan renewals subsequent to the acquisition date and the establishment of a corresponding general reserve for Taylor Capital loans in excess of the loan discount. We anticipate recording a provision related to the acquired portfolio in future quarters related to renewing Taylor loans which will largely offset the accretion from non-purchase credit-impaired loans.

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

Lease investments by categories follow (in thousands):

	March 31, 2015	December 31, 2014	March 31, 2014
Direct finance leases:
Minimum lease payments	$338,072	$340,602	$179,661
Estimated unguaranteed residual values	68,254	70,469	30,615
Less: unearned income	(29,652)	(31,229)	(14,963)
Direct finance leases (1)	$376,674	$379,842	$195,313
Leveraged leases:
Minimum lease payments	$8,040	$10,689	$19,986
Estimated unguaranteed residual values	1,136	1,586	2,303
Less: unearned income	(390)	(540)	(1,281)
Less: related non-recourse debt	(7,780)	(10,330)	(19,157)
Leveraged leases (1)	$1,006	$1,405	$1,851
Operating leases:
Equipment, at cost	$257,527	$257,495	$210,539
Less accumulated depreciation	(98,336)	(94,662)	(87,950)
Lease investments, net	$159,191	$162,833	$122,589

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leverage leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $41.2 million at March 31, 2015, $38.5 million at December 31, 2014 and $21.1 million at March 31, 2014.

At March 31, 2015, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2015	$7,078	$407	$8,769	$16,254
2016	7,476	605	10,075	18,156
2017	20,308	105	9,460	29,873
2018	14,206	19	8,395	22,620
2019	9,916	—	4,101	14,017
Thereafter	9,270	—	15,706	24,976
	$68,254	$1,136	$56,506	$125,896

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are generally reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $1 million per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees participate. Often times, there are several individual lease schedules under one master lease. There were 3,680 leases at March 31, 2015 compared to 3,793 at December 31, 2014.  The average residual value per lease schedule was approximately $34 thousand at March 31, 2015 and December 31, 2014.  The average residual value per master lease schedule was approximately $144 thousand at March 31, 2015 and $155 thousand at December 31, 2014, respectively.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities were $57.0 million for the three months ended March 31, 2015 compared to net cash flows provided by operating activities of $32.5 million for the three months ended March 31, 2014.  The change is primarily due to the increase in sales of loans held for sale as a result of the acquisition of the mortgage operations through the Merger.

Cash flows from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the three months ended March 31, 2015, the Company had net cash flows provided by investing activities of $230.5 million compared to net cash flows provided by investing activities of $209.9 million for the three months ended March 31, 2014.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the three months ended March 31, 2015, the Company had net cash flows used in financing activities of $298.5 million compared to net cash flows used in financing activities of $202.3 million for the three months ended March 31, 2014.  The change in cash flows from financing activities was primarily due to less of an increase in deposits compared to the increase during the three months ended March 31, 2014.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at March 31, 2015, there were no firm lending commitments in place, management believes that we could borrow approximately $308 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago ("FHLB").  As of March 31,

2015, the Company had $304.1 million outstanding in FHLB advances, and could borrow an additional amount of approximately $1.2 billion.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of March 31, 2015, the Company had approximately $1.7 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. In addition, the Company has a $35.0 million unsecured line of credit with a correspondent bank. As of March 31, 2015, none was outstanding. The holding company had $38.1 million in cash as of March 31, 2015.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations at March 31, 2015 as compared to December 31, 2014.

MB Financial Bank is subject to various regulatory capital requirements which affect its ability to pay dividends to us.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. The minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes are a total risk-based capital ratio of 10.00%, a Tier 1 capital to risk-weighted assets ratio of 8.00%, a common equity Tier 1 capital to risk-weighted assets ratio of 6.50% and a Tier 1 capital to average assets ratio of 5.00%.   In addition, we have an internal policy which provides that dividends paid to us by MB Financial Bank cannot exceed an amount that would cause MB Financial Bank’s total risk-based capital ratio, Tier 1 capital to risk-weighted assets ratio and Tier 1 capital to average assets ratio to fall below 12%, 9% and 8%, respectively.  See “Item 1. Business — Supervision and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2014.

At March 31, 2015, the Company’s total risk-based capital ratio was 13.22%, Tier 1 capital to risk-weighted assets ratio was 12.24%, common equity Tier 1 capital to risk-weighted assets ratio was 9.79% and Tier 1 capital to average asset ratio was 10.80%. At March 31, 2015, MB Financial Bank’s total risk-based capital ratio was 12.75%, Tier 1 capital to risk-weighted assets ratio was 11.77%, common equity Tier 1 capital to risk-weighted assets ratio was 11.77% and Tier 1 capital to average asset ratio was 10.36%. MB Financial Bank was categorized as “Well-Capitalized” at March 31, 2015 under the regulations of the Office of the Comptroller of the Currency.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from the Merger and our other merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (3) results of examinations by the Office of Comptroller of Currency, the Federal Reserve Board, the Consumer Financial Protection Bureau and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan and lease losses or write-down assets; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior, net interest margin and the value of our mortgage servicing rights; (6) the possibility that our mortgage banking business may increase volatility in our revenues and earnings and the possibility that the profitability of our mortgage banking business could be significantly reduced if we are unable to originate and sell mortgage loans at profitable margins or if changes in interest rates negatively impact the value of our mortgage servicing rights; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) fluctuations in real estate values; (9) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market-place; (10) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (11) our ability to access cost-effective funding; (12) changes in financial markets; (13) changes in economic conditions in general and in the Chicago metropolitan area in particular; (14) the costs, effects and outcomes of litigation; (15) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in capital requirements pursuant to the Dodd-Frank Act, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (16) changes in accounting principles, policies or guidelines; (17) our future acquisitions of other depository institutions or lines of business; and (18) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2015 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.

The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2015 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates. Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10%, and 6%, respectively, in the first three months, 11%, 26%, and 15%, respectively, in the next nine months, 52%, 58%, and 57%, respectively, from one year to five years, and 33%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$50,574	$470	$1,168	$—	$52,212
Investment securities	238,601	294,480	1,439,466	705,413	2,677,960
Loans held for sale	686,838	—	—	—	686,838
Loans, including covered loans	4,179,622	1,709,199	2,855,706	176,801	8,921,328
Total interest earning assets	$5,155,635	$2,004,149	$4,296,340	$882,214	$12,338,338
Interest Bearing Liabilities:
NOW and money market deposit accounts	$277,677	$756,950	$2,191,369	$776,822	$4,002,818
Savings deposits	53,111	149,719	550,665	216,065	969,560
Time deposits	605,265	762,778	383,446	5,135	1,756,624
Short-term borrowings	408,403	59,750	133,289	13,789	615,231
Long-term borrowings	4,983	53,911	24,645	1,938	85,477
Junior subordinated notes issued to capital trusts	185,874	—	—	—	185,874
Total interest bearing liabilities	$1,535,313	$1,783,108	$3,283,414	$1,013,749	$7,615,584
Rate sensitive assets (RSA)	$5,155,635	$7,159,784	$11,456,124	$12,338,338	$12,338,338
Rate sensitive liabilities (RSL)	1,535,313	3,318,421	6,601,835	7,615,584	7,615,584
Cumulative GAP (GAP=RSA-RSL)	3,620,322	3,841,363	4,854,289	4,722,754	4,722,754
RSA/Total assets	35.98%	49.97%	79.95%	86.11%	86.11%
RSL/Total assets	10.72	23.16	46.08	53.15	53.15
GAP/Total assets	25.27	26.81	33.88	32.96	32.96
GAP/RSA	70.22	53.65	42.37	38.28	38.28

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	March 31, 2015		December 31, 2014
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$22,701	5.20%	$19,270	4.60%
+ 1.00%	10,058	2.31	7,930	1.89
- 1.00%	(18,588)	(4.26)	(20,299)	(4.85)

In the interest rate sensitivity table above, changes in net interest income between March 31, 2015 and December 31, 2014 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to higher cost certificates of deposit in a rising rate environment.

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

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2015 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended March 31, 2015, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended March 31, 2015 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 — January 31, 2015	5,344	$32.86	—	—
February 1, 2015 — February 28, 2015	24,944	31.45	—	—
March 1, 2015 — March 31, 2015	818	30.66	—	—
Total	31,106	$31.67	—

(1)          Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

Date:	May 6, 2015	By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2015	By:	/s/Jill E. York
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

3.1	Charter of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-36599))

3.1A
Articles Supplementary to the Charter of the Registrant for the Registrant’s Perpetual Non-Cumulative Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A filed on August 14, 2014 (File No.001-36599))

3.2	Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 2, 2015 (File No. 001-36599))

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
Form of Change in Control Severance Agreement between MB Financial Bank, National Association and each of Randall T. Conte, Michael J. Morton, Lawrence G. Ryan and Michael D. Sharkey (incorporated herein by reference to Exhibit 10.4D to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-36599))

10.4E	Separation Agreement by and between MB Financial Bank, National Association, and Larry J. Kallembach

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

10.8
MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.9
MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.10
Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of MB Financial, Inc., a Delaware corporation (then known as Avondale Financial Corp.) for the year ended December 31, 1996 (File No. 0-24566))

10.11
Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Mitchell Feiger (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.11A
Form of Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock between MB Financial, Inc. and Rosemarie Bouman, Mark A. Heckler, Larry J. Kallembach, Edward F. Milefchik, Susan G. Peterson and Brian J. Wildman (incorporated herein by reference to Exhibit 10.11A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 0-24566-01))

10.12
Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Jill E. York (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.13
Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

10.13A
Amendment to Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo ((incorporated herein by reference to Exhibit 10.13A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.15
Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Jill E. York, Larry J. Kallembach, Brian Wildman, and Susan Peterson (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.15A
Tax Gross Up Agreement between the Registrant and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.15A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.16
Form of Incentive Stock Option Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

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
Form of Restricted Stock Agreement for grants on December 2, 2009 to Mitchell Feiger and Jill E. York (incorporated herein by reference to Exhibit 10.18C to the Registrant’s Current Report on Form 8-K filed on December 7, 2009 (File No. 0-24566-01))

10.19
Form of Restricted Stock Agreement for Directors under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

10.20
First Oak Brook Bancshares, Inc. Incentive Compensation Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook on March 30, 2004 (File No. 0-14468))

10.20A
Amendment to First Oak Brook Bancshares, Inc. Incentive Compensation Plan ((incorporated herein by reference to Exhibit 10.20A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.21
First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Appendix A to the definitive proxy statement filed by First Oak Brook on April 2, 2001 (File No. 0-14468))

10.21A
Amendment to First Oak Brook Bancshares, Inc. 2001 Stock Incentive Plan ((incorporated herein by reference to Exhibit 10.21A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.22
First Oak Brook Bancshares, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by First Oak Brook on October 25, 1999 (File No. 333-89647))

10.22A
Amendment to First Oak Brook Bancshares, Inc. Directors Stock Plan (incorporated herein by reference to Exhibit 10.22A to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 filed on May 15, 2007 (File No. 0-24566-01))

10.23
Letter Agreement, dated as of June 30, 2014, by and among the Registrant and certain principal stockholders of Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 1, 2014 (File No.0-24566-01))

EXHIBIT INDEX
Exhibit Number	Description

10.23A
Supplemental Agreement, dated as of August 15, 2014, by and among the Registrant, MB Financial Bank, N.A., and Jennifer W. Steans, as representative of certain principal stockholders of Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 20, 2014 (File No.001-36599))

10.23B
Escrow Agreement, dated as of August 15, 2014, by and among MB Financial Bank, N.A., Jennifer W. Steans, as representative of certain principal stockholders of Taylor Capital Group, Inc., and The Northern Trust Company, as escrow agent (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 20, 2014 (File No.001-36599))

10.24
Employment Agreement, dated as of July 14, 2013 by and between the Registrant, MB Financial Bank, N.A. and Mark A. Hoppe (included as Exhibit E to the Agreement and Plan of Merger, dated as of July 14, 2013, by and between the Registrant and Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 18, 2013 (File No.0-24566-01)))

10.25
Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Taylor Capital Group, Inc. for the year ended December 31, 2008 (File No. 000-50034))

10.25A
Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 of Taylor Capital Group, Inc. filed May 24, 2002 (Registration No. 333-89158))

10.25B
Amendment to the Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.25B to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-36599))

10.26
Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Taylor Capital Group, Inc. for the quarterly period ended June 30, 2009 (File No. 000-50034))

10.26A
Amendment to the Taylor Capital Group, Inc. Senior Officer Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.26A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-36599))

10.27
First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-14468))

10.27A
Amendment to First Oak Brook Bancshares, Inc. Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.27A to the Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007 filed on May 15, 2007)

10.29
Form of Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.10 to First Oak Brook’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 0-14468))

10.29A
First Amendment to Transitional Employment Agreement between the Registrant (as successor to First Oak Brook) and Rosemarie Bouman ((incorporated herein by reference to Exhibit 10.28A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed March 2, 2007 (File No. 0-24566-01))

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

101
The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith