Form 10-Q
period 2015-06-30
MB FINANCIAL INC /MD
filed 2015-07-31
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were issued and outstanding 75,082,414 shares of the Registrant’s common stock as of July 31, 2015.

MB FINANCIAL, INC.

FORM 10-Q

June 30, 2015

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except per share data)

	(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$290,266	$256,804
Interest earning deposits with banks	144,154	55,277
Total cash and cash equivalents	434,420	312,081
Federal funds sold	5	—
Investment securities:
Securities available for sale, at fair value	1,620,551	1,654,752
Securities held to maturity, at amortized cost ($1,231,840 fair value at June 30, 2015 and $1,035,061 at December 31, 2014)	1,203,627	993,380
Non-marketable securities - FHLB and FRB stock	111,400	75,569
Total investment securities	2,935,578	2,723,701
Loans held for sale	801,343	737,209
Loans:
Total loans, excluding purchased credit impaired loans	8,929,181	8,831,572
Purchased credit impaired loans	164,775	251,645
Total loans	9,093,956	9,083,217
Less: Allowance for loan and lease losses	120,070	110,026
Net loans	8,973,886	8,973,191
Lease investments, net	167,966	162,833
Premises and equipment, net	234,651	238,377
Cash surrender value of life insurance	135,237	133,562
Goodwill	711,521	711,521
Other intangibles	34,979	38,006
Mortgage servicing rights, at fair value	261,034	235,402
Other real estate owned, net	28,517	19,198
Other real estate owned related to FDIC-assisted transactions	13,867	19,328
Other assets	285,190	297,690
Total assets	$15,018,194	$14,602,099
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$4,378,005	$4,118,256
Interest bearing	6,483,809	6,872,686
Total deposits	10,861,814	10,990,942
Short-term borrowings	1,382,635	931,415
Long-term borrowings	89,639	82,916
Junior subordinated notes issued to capital trusts	185,971	185,778
Accrued expenses and other liabilities	420,396	382,762
Total liabilities	12,940,455	12,573,813
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 10,000,000 shares at June 30, 2015 and December 31, 2014; Series A, 8% perpetual non-cumulative, 4,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, $25 liquidation value)	115,280	115,280
Common stock, ($0.01 par value; authorized 100,000,000 shares at June 30, 2015 and December 31, 2014; issued 75,421,543 shares at June 30, 2015 and 75,067,482 shares at December 31, 2014)	754	751
Additional paid-in capital	1,273,333	1,267,761
Retained earnings	677,246	629,677
Accumulated other comprehensive income	18,778	20,356
Less: 348,251 and 296,715 shares of treasury common stock, at cost, at June 30, 2015 and December 31, 2014, respectively	(9,035)	(6,974)
Controlling interest stockholders’ equity	2,076,356	2,026,851
Noncontrolling interest	1,383	1,435
Total stockholders’ equity	2,077,739	2,028,286
Total liabilities and stockholders’ equity	$15,018,194	$14,602,099

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest income:
Loans:
Taxable	$98,768	$53,649	$197,614	$107,595
Nontaxable	2,259	2,256	4,433	4,554
Investment securities:
Taxable	10,002	8,794	19,936	16,940
Nontaxable	10,140	8,285	19,253	16,352
Federal funds sold	—	4	—	9
Other interest earning accounts	57	277	119	390
Total interest income	121,226	73,265	241,355	145,840
Interest expense:
Deposits	4,554	3,754	9,199	7,523
Short-term borrowings	355	95	632	195
Long-term borrowings and junior subordinated notes	1,844	1,344	3,656	2,722
Total interest expense	6,753	5,193	13,487	10,440
Net interest income	114,473	68,072	227,868	135,400
Provision for credit losses	4,296	(1,950)	9,270	(800)
Net interest income after provision for credit losses	110,177	70,022	218,598	136,200
Non-interest income:
Lease financing, net	15,564	14,853	40,644	28,049
Mortgage banking revenue	35,648	187	60,192	246
Commercial deposit and treasury management fees	11,062	7,106	22,100	14,250
Trust and asset management fees	5,752	5,405	11,466	10,612
Card fees	4,409	3,304	8,336	6,005
Capital markets and international banking fees	1,508	1,360	3,436	2,338
Consumer and other deposit service fees	3,260	3,156	6,343	6,091
Brokerage fees	1,543	1,356	3,221	2,681
Loan service fees	1,353	916	2,838	1,881
Increase in cash surrender value of life insurance	836	834	1,675	1,661
Net (loss) gain on investment securities	(84)	(87)	(544)	230
Net loss on sale of assets	(7)	(24)	(3)	(17)
Other operating income	2,105	1,562	4,513	2,513
Total non-interest income	82,949	39,928	164,217	76,540
Non-interest expenses:
Salaries and employee benefits	86,145	46,622	170,931	90,999
Occupancy and equipment	12,177	9,518	25,117	19,110
Computer services and telecommunication	8,537	5,079	17,441	10,163
Advertising and marketing	2,497	2,221	4,943	4,302
Professional and legal	2,413	1,567	5,083	3,346
Other intangibles amortization	1,509	1,174	3,027	2,414
Branch exit and facilities impairment charges	438	—	7,829	—
Net loss recognized on other real estate owned and other expenses	724	528	1,620	1,111
Prepayment fees on interest bearing liabilities	—	—	85	—
Other operating expenses	18,297	11,321	36,581	22,632
Total non-interest expenses	132,737	78,030	272,657	154,077
Income before income taxes	60,389	31,920	110,158	58,663
Income tax expense	19,437	8,814	35,095	15,588
Net income	40,952	23,106	75,063	43,075
Dividends on preferred shares	2,000	—	4,000	—
Net income available to common stockholders	$38,952	$23,106	$71,063	$43,075

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Common share data:
Basic earnings per common share	$0.52	$0.42	$0.95	$0.79
Diluted earnings per common share	0.52	0.42	0.94	0.78
Weighted average common shares outstanding for basic earnings per common share	74,596,925	54,669,868	74,582,097	54,654,992
Diluted weighted average common shares outstanding for diluted earnings per common share	75,296,029	55,200,054	75,230,455	55,232,703

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$40,952	$23,106	$75,063	$43,075
Unrealized holding (losses) gains on investment securities, net of reclassification adjustments	(10,886)	5,554	(1,482)	10,500
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale	(1,257)	(1,239)	(1,659)	(2,615)
Reclassification adjustments for losses (gains) included in net income	84	87	544	(230)
Other comprehensive (loss) income, before tax	(12,059)	4,402	(2,597)	7,655
Income tax expense (benefit) related to items of other comprehensive income	4,736	(1,730)	1,019	(3,004)
Other comprehensive (loss) income, net of tax	(7,323)	2,672	(1,578)	4,651
Comprehensive income	$33,629	$25,778	$73,485	$47,726

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2015 and 2014
(Amounts in thousands, except per share data) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2013	$—	$551	$738,053	$581,998	$8,383	$(3,747)	$1,444	$1,326,682
Net income	—	—	—	43,075	—	—	141	43,216
Other comprehensive income, net of tax	—	—	—	—	4,651	—	—	4,651
Cash dividends declared on common shares ($0.24 per share)	—	—	—	(13,332)	—	—	—	(13,332)
Restricted common stock activity, net of tax	—	2	61	—	—	60	—	123
Stock option activity, net of tax	—	—	256	—	—	—	—	256
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	199	—	—	(608)	—	(409)
Stock-based compensation expense	—	—	4,255	—	—	—	—	4,255
Distributions to noncontrolling interest	—	—	—	—	—	—	(126)	(126)
Balance at June 30, 2014	$—	$553	$742,824	$611,741	$13,034	$(4,295)	$1,459	$1,365,316

Balance at December 31, 2014	$115,280	$751	$1,267,761	$629,677	$20,356	$(6,974)	$1,435	$2,028,286
Net income	—	—	—	75,063	—	—	148	75,211
Other comprehensive loss, net of tax	—	—	—	—	(1,578)	—	—	(1,578)
Issuance of common stock	—	—	217	—	—	—	—	217
Cash dividends declared on preferred shares	—	—	—	(4,000)	—	—	—	(4,000)
Cash dividends declared on common shares ($0.31 per share)	—	—	—	(23,494)	—	—	—	(23,494)
Restricted common stock activity, net of tax	—	3	(2,561)	—	—	2,876	—	318
Stock option activity, net of tax	—	—	102	—	—	—	—	102
Repurchase of common shares	—	—	—	—	—	(3,055)	—	(3,055)
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	339	—	—	(1,882)	—	(1,543)
Stock-based compensation expense	—	—	7,475	—	—	—	—	7,475
Distributions to noncontrolling interest	—	—	—	—	—	—	(200)	(200)
Balance at June 30, 2015	$115,280	$754	$1,273,333	$677,246	$18,778	$(9,035)	$1,383	$2,077,739

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$75,063	$43,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and leased equipment	29,879	27,865
Branch exit and facilities impairment charges	7,829	—
Compensation expense for share-based payment plans	7,475	4,255
Net loss (gain) on sales of premises and equipment and leased equipment	2,111	(1,275)
Amortization of other intangibles	3,027	2,414
Provision for credit losses	9,270	(800)
Deferred income tax expense	14,292	(646)
Amortization of premiums and discounts on investment securities, net	23,245	22,022
Amortization of premiums and discounts on loans, net	(18,700)	(1,819)
Accretion of FDIC indemnification asset	(48)	(59)
Net loss (gain) on investment securities	544	(230)
Proceeds from sale of loans held for sale	3,577,634	9,810
Origination of loans held for sale	(3,676,454)	(10,098)
Net gain on sale of loans held for sale	(16,114)	(246)
Change in fair value of mortgage servicing rights	11,123	—
Net loss on other real estate owned	1,550	326
Net (gain) loss on other real estate owned related to FDIC-assisted transactions	(361)	52
Increase in cash surrender value of life insurance	(1,675)	(1,661)
(Increase) decrease in other assets, net	(11,335)	9,971
Decrease (increase) in other liabilities, net	7,665	(1,227)
Net cash provided by operating activities	46,020	101,729
Cash Flows From Investing Activities
(Increase) decrease in federal funds sold	(5)	32,950
Proceeds from sales of investment securities available for sale	28,356	11,718
Proceeds from maturities and calls of investment securities available for sale	128,013	126,206
Purchases of investment securities available for sale	(137,029)	(175,645)
Proceeds from maturities and calls of investment securities held to maturity	42,460	21,319
Purchases of investment securities held to maturity	(255,091)	(82,841)
Purchases of non-marketable securities - FHLB and FRB stock	(35,831)	(15)
Net decrease in loans	32,677	147,150
Purchases of mortgage servicing rights	(352)	—
Purchases of premises and equipment and leased equipment	(31,871)	(26,964)
Proceeds from sales of premises and equipment and leased equipment	2,868	3,729
Proceeds from sale of other real estate owned	2,341	3,308
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	7,544	9,060
Net proceeds from FDIC related covered assets	(4,972)	1,778
Net cash (used in) provided by investing activities	(220,892)	71,753
Cash Flows From Financing Activities
Net (decrease) increase in deposits	(129,128)	381,805
Net increase (decrease) in short-term borrowings	451,220	(263,580)
Proceeds from long-term borrowings	14,881	14,853
Principal paid on long-term borrowings	(8,158)	(5,539)
Treasury stock transactions, net	(4,598)	(410)
Stock options exercised	87	134
Excess tax expense from share-based payment arrangements	94	231
Dividends paid on preferred stock	(4,000)	—
Dividends paid on common stock	(23,187)	(13,140)
Net cash provided by financing activities	297,211	114,354
Net increase in cash and cash equivalents	$122,339	$287,836
Cash and cash equivalents:
Beginning of period	312,081	473,459
End of period	$434,420	$761,295

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in Thousands) (Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$14,485	$10,393
Income tax payments, net	1,574	11,740
Supplemental Schedule of Noncash Investing Activities:
Investment securities held to maturity purchased not settled	$6,978	$7,075
Loans held for sale transferred to loans held for investment	32,469	—
Loans transferred to other real estate owned	13,210	651
Loans transferred to other real estate owned related to FDIC-assisted transactions	1,290	3,894
Loans transferred to repossessed vehicles	439	345
Operating leases rewritten as direct finance leases included as loans	6,412	4,429

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

 These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.
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

ASC Topic 860 “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing” amended prior guidance to change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and to require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The new authoritative guidance also requires disclosures for a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition, it requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. The Company adopted this new authoritative guidance on January 1, 2015, and it did not have an impact on the Company's statements of operations or financial condition. The additional disclosures are included in Note 9. Short-Term Borrowings and Note 10. Long-Term Borrowings.

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

ASC Topic 835 “Interest.” New authoritative accounting guidance under ASC Topic 835, “Interest” amended prior guidance to simplify the presentation of debt issuance costs. The new authoritative guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new authoritative guidance will be effective for reporting periods after January 1, 2016 and is not expected to have a significant impact on the Company's statements of operations or financial condition.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Distributed earnings allocated to common stock	$12,884	$6,666	$23,494	$13,332
Undistributed earnings	28,068	16,440	51,569	29,743
Net income	40,952	23,106	75,063	43,075
Less: preferred stock dividends	2,000	—	4,000	—
Net income available to common stockholders	38,952	23,106	71,063	43,075
Less: earnings allocated to participating securities	2	1	3	1
Earnings allocated to common stockholders	$38,950	$23,105	$71,060	$43,074
Weighted average shares outstanding for basic earnings per common share	74,596,925	54,669,868	74,582,097	54,654,992
Dilutive effect of equity awards	699,104	530,186	648,358	577,711
Weighted average shares outstanding for diluted earnings per common share	75,296,029	55,200,054	75,230,455	55,232,703
Basic earnings per common share	$0.52	$0.42	$0.95	$0.79
Diluted earnings per common share	0.52	0.42	0.94	0.78

Note 4.	Business Combination

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

This business combination was accounted for under the acquisition method of accounting.  Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition.  Under this method of accounting, the assets acquired, liabilities assumed and consideration paid are recorded at their estimated fair values.  The excess cost over fair value of net assets acquired is recorded as goodwill.  As the consideration paid for Taylor Capital exceeded the net assets acquired, goodwill of $288.2 million was recorded on the acquisition and was allocated to the banking segment. Goodwill recorded in the transaction, which reflects the increased Chicago market share and related synergies expected from the combined operations, is not tax deductible. The amounts recognized for the business combination in the financial statements have been determined to be final as of March 31, 2015.

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

The Company recorded $9.3 million and $1.2 million in pre-tax merger related expenses for the six months ended June 30, 2015 and 2014, respectively. These merger related expenses primarily relate to retention and severance compensation costs, professional and legal fees and branch exit and facilities impairment charges. The data processing systems were converted in September 2014.

The following table provides the unaudited pro forma information for the results of operations for the three and six months ended June 30, 2014, as if the acquisition had occurred January 1, 2014. The pro forma results combine the historical results of Taylor Capital into the Company's consolidated statement of operations including the impact of certain purchase accounting adjustments including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2014. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Net income in the table below includes merger related expenses.

	Pro Forma
	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
(in thousands)
Total revenues (net interest income plus non-interest income)	$199,248	$384,276
Net income	37,410	72,162

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as Taylor Capital was merged into the Company and separate financial information is not readily available.

Note 5.	Investment Securities

Amortized cost and fair value of investment securities were as follows as of the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2015
Available for Sale
U.S. Government sponsored agencies and enterprises	$64,211	$1,274	$—	$65,485
States and political subdivisions	380,221	16,160	(469)	395,912
Residential mortgage-backed securities	731,399	10,848	(1,069)	741,178
Commercial mortgage-backed securities	158,935	2,175	(271)	160,839
Corporate bonds	245,506	2,962	(2,000)	246,468
Equity securities	10,644	25	—	10,669
Total Available for Sale	1,590,916	33,444	(3,809)	1,620,551
Held to Maturity
States and political subdivisions	974,032	22,990	(6,349)	990,673
Residential mortgage-backed securities	229,595	11,572	—	241,167
Total Held to Maturity	1,203,627	34,562	(6,349)	1,231,840
Total	$2,794,543	$68,006	$(10,158)	$2,852,391
December 31, 2014
Available for Sale
U.S. Government sponsored agencies and enterprises	$64,612	$1,281	$(20)	$65,873
States and political subdivisions	390,076	20,846	(68)	410,854
Residential mortgage-backed securities	713,413	8,977	(1,827)	720,563
Commercial mortgage-backed securities	186,110	1,772	(220)	187,662
Corporate bonds	259,526	2,428	(2,751)	259,203
Equity securities	10,531	66	—	10,597
Total Available for Sale	1,624,268	35,370	(4,886)	1,654,752
Held to Maturity
States and political subdivisions	752,558	30,089	(382)	782,265
Residential mortgage-backed securities	240,822	11,974	—	252,796
Total Held to Maturity	993,380	42,063	(382)	1,035,061
Total	$2,617,648	$77,433	$(5,268)	$2,689,813

The Company has no direct exposure to the State of Illinois, but approximately 22% of the state and political subdivisions portfolio consisted of securities issued by municipalities located in Illinois as of June 30, 2015. Approximately 94% of such securities were general obligation issues as of June 30, 2015.

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at June 30, 2015 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$65,211	$(453)	$2,243	$(16)	$67,454	$(469)
Residential mortgage-backed securities	113,428	(509)	42,403	(560)	155,831	(1,069)
Commercial mortgage-backed securities	11,909	(271)	—	—	11,909	(271)
Corporate bonds	31,869	(260)	9,350	(1,740)	41,219	(2,000)
Total Available for Sale	222,417	(1,493)	53,996	(2,316)	276,413	(3,809)
Held to Maturity
States and political subdivisions	302,960	(6,110)	6,685	(239)	309,645	(6,349)
Total	$525,377	$(7,603)	$60,681	$(2,555)	$586,058	$(10,158)

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

The total number of security positions in the investment portfolio in an unrealized loss position at June 30, 2015 was 334 compared to 168 at December 31, 2014. This increase, as well as the increase in securities in a continuous unrealized loss position from December 31, 2014 to June 30, 2015, was mainly attributable to securities issued by states and political subdivisions in the investment securities portfolio.  Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether the Company is more likely than not to sell the security before recovery of its cost basis.

As of June 30, 2015, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2015, management believes the impairments detailed in the table above are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

Net (losses) gains recognized on investment securities available for sale were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Realized gains	$324	$7	$1,083	$325
Realized losses	(408)	(2)	(1,627)	(3)
Impairment charges	—	(92)	—	(92)
Net (losses) gains	$(84)	$(87)	$(544)	$230

The amortized cost and fair value of investment securities as of June 30, 2015 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$13,661	$13,693
Due after one year through five years	308,631	311,523
Due after five years through ten years	40,075	41,024
Due after ten years	327,571	341,625
Equity securities	10,644	10,669
Residential and commercial mortgage-backed securities	890,334	902,017
	1,590,916	1,620,551
Held to maturity:
Due in one year or less	63,836	64,022
Due after one year through five years	215,085	217,122
Due after five years through ten years	96,604	99,540
Due after ten years	598,507	609,989
Residential mortgage-backed securities	229,595	241,167
	1,203,627	1,231,840
Total	$2,794,543	$2,852,391

Investment securities with a carrying amount of $1.5 billion at June 30, 2015 and December 31, 2014 were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $874.9 million and $980.4 million were required to be pledged at June 30, 2015 and December 31, 2014, respectively. Of those pledged, the Company had investment securities pledged as collateral for advances from the Federal Home Loan Bank of $234.3 million and $226.9 million at June 30, 2015 and December 31, 2014, respectively.

Note 6.	Loans

Loans consist of the following at (in thousands):

	June 30, 2015	December 31, 2014
Commercial loans	$3,354,889	$3,245,206
Commercial loans collateralized by assignment of lease payments	1,690,866	1,692,258
Commercial real estate	2,539,991	2,544,867
Residential real estate	533,118	503,287
Construction real estate	189,599	247,068
Indirect vehicle	303,777	268,840
Home equity	230,478	251,909
Other consumer loans	86,463	78,137
Total loans, excluding purchased credit-impaired loans	8,929,181	8,831,572
Purchased credit-impaired loans	164,775	251,645
Total loans	$9,093,956	$9,083,217

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

The Company's extension of credit is governed by its Credit Risk Policy, which was established to control the quality of the Company's loans. This policy is reviewed and approved by the Company's Board of Directors on a regular basis.

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

Purchased credit-impaired loans. Purchased credit-impaired loans are loans accounted for under ASC 310-30, which include purchased credit-impaired loans acquired through a business combination, FDIC-assisted transactions and re-purchase transactions with the Government National Mortgage Association ("GNMA"). The loans re-purchased from GNMA were originally sold by the Company with servicing retained and subsequently became delinquent. These loans are also insured by the Federal Housing Administration (commonly referred to as "FHA") or the U.S. Department of Veterans Affairs (commonly referred to as "VA") where the Company would be able to recover the principal balance of these loans. All re-purchases from GNMA are at the Company's discretion.

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  As of June 30, 2015 and December 31, 2014, the Company had $3.3 billion and $2.0 billion, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances and third party letters of credit, while only $2.3 billion and $1.3 billion were required to be pledged at June 30, 2015 and December 31, 2014, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2015 and December 31, 2014 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
June 30, 2015
Commercial	$3,322,336	$2,129	$20,734	$9,690	$32,553	$3,354,889
Commercial collateralized by assignment of lease payments	1,677,305	2,129	4,979	6,453	13,561	1,690,866
Commercial real estate
Healthcare	379,218	—	—	—	—	379,218
Industrial	350,957	—	—	1,425	1,425	352,382
Multifamily	362,636	795	234	1,517	2,546	365,182
Retail	423,627	134	108	3,173	3,415	427,042
Office	233,567	1,199	2,179	2,868	6,246	239,813
Other	772,628	1,086	847	1,793	3,726	776,354
Residential real estate	520,930	2,710	1,358	8,120	12,188	533,118
Construction real estate	189,262	—	—	337	337	189,599
Indirect vehicle	301,239	1,930	432	176	2,538	303,777
Home equity	221,627	1,522	1,150	6,179	8,851	230,478
Other consumer	86,107	178	70	108	356	86,463
Total loans, excluding purchased credit-impaired loans	8,841,439	13,812	32,091	41,839	87,742	8,929,181
Purchased credit-impaired loans	104,520	345	1,731	58,179	60,255	164,775
Total loans	$8,945,959	$14,157	$33,822	$100,018	$147,997	$9,093,956
Non-performing loan aging	$46,777	$1,636	$7,864	$41,778	$51,278	$98,055

December 31, 2014
Commercial	$3,231,571	$8,222	$—	$5,413	$13,635	$3,245,206
Commercial collateralized by assignment of lease payments	1,679,991	2,025	6,095	4,147	12,267	1,692,258
Commercial real estate
Healthcare	342,984	—	—	—	—	342,984
Industrial	333,907	944	—	3,182	4,126	338,033
Multifamily	417,504	1,377	—	1,517	2,894	420,398
Retail	432,718	2,481	652	2,325	5,458	438,176
Office	244,166	—	—	2,127	2,127	246,293
Other	754,031	307	2,421	2,224	4,952	758,983
Residential real estate	485,492	8,038	2,319	7,438	17,795	503,287
Construction real estate	246,731	—	—	337	337	247,068
Indirect vehicle	265,296	2,516	702	326	3,544	268,840
Home equity	242,756	2,717	1,039	5,397	9,153	251,909
Other consumer	78,106	16	12	3	31	78,137
Total loans, excluding purchased credit-impaired loans	8,755,253	28,643	13,240	34,436	76,319	8,831,572
Purchased credit-impaired loans	158,215	4,432	585	88,413	93,430	251,645
Total loans	$8,913,468	$33,075	$13,825	$122,849	$169,749	$9,083,217
Non-performing loan aging	$46,149	$5,764	$1,099	$34,075	$40,938	$87,087

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans, excluding purchased credit-impaired loans, as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$15,807	$—	$14,088	$—
Commercial collateralized by assignment of lease payments	10,930	4,316	2,404	3,566
Commercial real estate:
Healthcare	—	—	—	—
Industrial	4,382	—	6,371	—
Multifamily	5,116	—	5,333	—
Office	2,848	1,446	3,644	464
Retail	5,047	—	2,986	—
Other	13,519	—	13,541	324
Residential real estate	17,210	265	17,311	—
Construction real estate	337	—	337	—
Indirect vehicle	1,368	—	1,542	—
Home equity	15,343	—	15,171	—
Other consumer	36	85	5	—
Total	$91,943	$6,112	$82,733	$4,354

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit-impaired loans, as of June 30, 2015 and December 31, 2014 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2015
Commercial	$3,100,715	$156,718	$97,456	$—	$3,354,889
Commercial collateralized by assignment of lease payments	1,677,745	683	12,438	—	1,690,866
Commercial real estate
Healthcare	379,218	—	—	—	379,218
Industrial	334,463	12,894	5,025	—	352,382
Multifamily	357,937	739	6,506	—	365,182
Retail	416,120	2,879	8,043	—	427,042
Office	220,939	9,301	9,573	—	239,813
Other	727,399	13,903	35,052	—	776,354
Construction real estate	189,262	—	337	—	189,599
Total	$7,403,798	$197,117	$174,430	$—	$7,775,345
December 31, 2014
Commercial	$3,036,069	$178,984	$30,153	$—	$3,245,206
Commercial collateralized by assignment of lease payments	1,680,736	6,853	4,669	—	1,692,258
Commercial real estate
Healthcare	338,622	4,362	—	—	342,984
Industrial	314,225	8,817	14,991	—	338,033
Multifamily	412,824	920	6,654	—	420,398
Retail	423,842	2,740	11,594	—	438,176
Office	229,947	8,524	7,822	—	246,293
Other	708,447	22,013	28,523	—	758,983
Construction real estate	246,204	527	337	—	247,068
Total	$7,390,916	$233,740	$104,743	$—	$7,729,399

Approximately $58.0 million and $49.1 million of the substandard and doubtful loans were non-performing as of June 30, 2015 and December 31, 2014, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, which are not rated, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity, excluding purchased credit-impaired loans, as of June 30, 2015 and December 31, 2014 (in thousands):

	Performing	Non-performing	Total
June 30, 2015
Residential real estate	$515,643	$17,475	$533,118
Indirect vehicle	302,409	1,368	303,777
Home equity	215,135	15,343	230,478
Other consumer	86,342	121	86,463
Total	$1,119,529	$34,307	$1,153,836
December 31, 2014
Residential real estate	$485,976	$17,311	$503,287
Indirect vehicle	267,297	1,543	268,840
Home equity	236,739	15,170	251,909
Other consumer	78,132	5	78,137
Total	$1,068,144	$34,029	$1,102,173

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased credit-impaired loans, as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015
					Three Months Ended		Six Months Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$3,626	$3,626	$—	$—	$3,906	$—	$7,254	$—
Commercial collateralized by assignment of lease payments	1,138	1,138	—	—	1,366	18	1,495	47
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	5,549	4,373	1,176	—	4,884	—	4,923	—
Multifamily	1,814	1,814	—	—	1,926	10	1,859	17
Retail	2,013	801	1,212	—	824	—	824	—
Office	1,608	1,031	577	—	1,031	—	1,318	—
Other	1,490	1,464	26	—	1,502	—	1,514	—
Residential real estate	970	970	—	—	959	—	482	—
Construction real estate	—	—	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—	—	—
Home equity	1,327	1,025	302	—	1,327	—	667	—
Other consumer	—	—	—	—	—	—	—	—
With an allowance recorded:
Commercial	13,396	12,636	760	3,706	12,210	—	9,500	—
Commercial collateralized by assignment of lease payments	9,800	9,785	15	4,606	6,098	62	3,728	76
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	10	10	—	3	18	—	33	—
Multifamily	4,916	4,066	850	661	3,798	19	4,856	27
Retail	7,713	7,043	670	738	7,160	—	7,433	—
Office	4,519	4,016	503	1,438	2,319	—	2,297	—
Other	12,543	12,522	21	250	13,322	—	13,265	—
Residential real estate	13,249	13,249	—	2,831	13,762	—	14,083	—
Construction real estate	2,708	337	2,371	162	431	—	431	—
Indirect vehicle	132	132	—	10	248	—	310	—
Home equity	27,482	27,482	—	2,506	27,384	—	27,299	—
Other consumer	—	—	—	—	—	—	—	—
Total	$116,003	$107,520	$8,483	$16,911	$104,475	$109	$103,571	$167

	December 31, 2014
					Year Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$9,752	$8,992	$760	$—	$10,324	$—
Commercial collateralized by assignment of lease payments	2,316	2,316	—	—	2,569	121
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	9,115	5,858	3,257	—	7,870	—
Multifamily	1,733	1,733	—	—	1,928	52
Retail	2,025	813	1,212	—	3,465	—
Office	—	—	—	—	1,127	—
Other	1,479	1,465	14	—	5,249	—
Residential real estate	1,941	1,941	—	—	2,740	—
Construction real estate	—	—	—	—	34	—
Indirect vehicle	—	—	—	—	—	—
Home equity	577	577	—	—	762	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	7,987	7,987	—	2,395	14,227	—
Commercial collateralized by assignment of lease payments	715	715	—	105	1,515	91
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	517	513	4	130	4,982	—
Multifamily	5,680	4,709	971	996	6,354	131
Retail	9,264	7,897	1,367	720	8,547	—
Office	4,528	2,986	1,542	545	2,833	—
Other	12,612	12,527	85	136	11,022	12
Residential real estate	14,234	14,234	—	3,126	14,632	—
Construction real estate	2,707	337	2,370	162	455	—
Indirect vehicle	227	227	—	14	358	—
Home equity	25,927	25,705	222	2,153	25,672	—
Other consumer	—	—	—	—	—	—
Total	$113,336	$101,532	$11,804	$10,482	$126,665	$407

Impaired loans included accruing restructured loans of $16.9 million and $15.6 million that have been modified and are performing in accordance with those modified terms as of June 30, 2015 and December 31, 2014, respectively.  In addition, impaired loans included $24.5 million and $25.8 million of non-performing restructured loans as of June 30, 2015 and December 31, 2014, respectively.

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

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or non-performing) through the calendar year of the restructuring that the historical payment performance has been established. As of June 30, 2015 and December 31, 2014, there was one A/B structure with a recorded investment of $1.0 million, which is included above as an accruing restructured loan.

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

Impairment analyses on commercial-related loans classified as troubled debt restructurings are performed in conjunction with the normal allowance for loan and lease losses process. Consumer loans classified as troubled debt restructurings are aggregated in two pools that share common risk characteristics, home equity and residential real estate loans, with impairment measured on a quarterly basis based on the present value of expected future cash flows discounted at the loan's effective interest rate.

The following table presents loans that were restructured during the three months ended June 30, 2015 (dollars in thousands):

	June 30, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	1	$80	$80	$—
Home equity	6	1,467	1,467	—
Total	7	$1,547	$1,547	$—
Non-Performing:
Commercial real estate:
Multifamily	1	$334	$334	$—
Residential real estate	1	140	140	17
Indirect vehicle	3	21	21	7
Total	5	$495	$495	$24

The following table presents loans that were restructured during the six months ended June 30, 2015 (dollars in thousands):

	June 30, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	1	$80	$80	$—
Home equity	12	3,813	3,813	—
Total	13	$3,893	$3,893	$—
Non-Performing:
Commercial real estate:
Multifamily	1	$334	$334	$—
Residential real estate	1	140	140	17
Indirect vehicle	6	30	30	7
Home equity	5	798	798	122
Total	13	$1,302	$1,302	$146

The following table presents loans that were restructured during the three months ended June 30, 2014 (dollars in thousands):

	June 30, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Home equity	3	$843	$843	$—
Total	3	$843	$843	$—
Non-Performing:
Commercial	1	$263	$263	$85
Commercial real estate:
Multifamily	1	158	158	40
Indirect vehicle	11	59	59	27
Home equity	3	531	531	—
Total	16	$1,011	$1,011	$152

The following table presents loans that were restructured during the six months ended June 30, 2014 (dollars in thousands):

	June 30, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Indirect vehicle	1	$5	$5	$—
Home equity	6	1,883	1,883	—
Total	7	$1,888	$1,888	$—
Non-Performing:
Commercial	1	$263	$263	$85
Commercial real estate:
Multifamily	1	158	158	40
Residential real estate	4	1,439	1,439	—
Indirect vehicle	29	167	167	27
Home equity	7	1,063	1,063	—
Total	42	$3,090	$3,090	$152

Of the troubled debt restructurings entered into during the past twelve months, $224 thousand subsequently defaulted during the six months ended June 30, 2015.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post-restructuring or are placed on non-accrual status.

The following table presents the troubled debt restructurings activity during the six months ended June 30, 2015 (in thousands):

	Performing	Non-performing
Beginning balance	$15,603	$25,771
Additions	3,893	1,302
Charge-offs	—	(299)
Principal payments, net	(11)	(946)
Removals	(3,093)	(867)
Transfer from/to performing	561	78
Transfer from/to non-performing	(78)	(561)
Ending balance	$16,875	$24,478

Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured during the six months ended June 30, 2015 (in thousands):

	June 30, 2015

	Extended
	Maturity,		Delay in
	Amortization	Extended	Payments or
	and Reduction	Maturity and/or	Reduction of
	of Interest Rate	Amortization	Interest Rate	Total
Commercial	$—	$—	$80	$80
Commercial real estate:
Multifamily	—	334	—	334
Residential real estate	140	—	—	140
Indirect vehicle	—	—	30	30
Home equity	1,991	267	2,353	4,611
Total	$2,131	$601	$2,463	$5,195

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2015 and 2014 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
June 30, 2015
Allowance for credit losses:
Three Months Ended
Beginning balance	$32,827	$9,825	$41,958	$6,760	$9,473	$1,715	$8,780	$2,074	$3,777	$117,189
Charge-offs	57	100	108	318	3	627	276	500	—	1,989
Recoveries	816	340	2,561	8	35	545	160	169	—	4,634
Provision	5,556	1,203	(6,335)	219	2,954	276	(252)	392	283	4,296
Ending balance	$39,142	$11,268	$38,076	$6,669	$12,459	$1,909	$8,412	$2,135	$4,060	$124,130

Six Months Ended
Beginning balance	$29,571	$9,962	$41,826	$6,646	$8,918	$1,687	$9,456	$1,960	$4,031	$114,057
Charge-offs	626	100	2,142	897	6	1,501	720	924	—	6,916
Recoveries	1,058	1,089	3,936	80	37	1,020	261	238	—	7,719
Provision	9,139	317	(5,544)	840	3,510	703	(585)	861	29	9,270
Ending balance	$39,142	$11,268	$38,076	$6,669	$12,459	$1,909	$8,412	$2,135	$4,060	$124,130
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,706	$4,606	$3,090	$2,831	$162	$10	$2,506	$—	$1,334	$18,245
Collectively evaluated for impairment	34,984	6,662	34,195	3,838	12,292	1,899	5,906	2,135	2,726	104,637
Acquired and accounted for under ASC 310-30 (1)	452	—	791	—	5	—	—	—	—	1,248
Total ending allowance balance	$39,142	$11,268	$38,076	$6,669	$12,459	$1,909	$8,412	$2,135	$4,060	$124,130

Loans:
Individually evaluated for impairment	$16,262	$10,923	$37,140	$14,219	$337	$132	$28,507	$—	$—	$107,520
Collectively evaluated for impairment	3,338,627	1,679,943	2,502,851	518,899	189,262	303,645	201,971	86,463	—	8,821,661
Acquired and accounted for under ASC 310-30 (1)	52,675	—	53,141	27,861	11,764	—	86	19,248	—	164,775
Total ending loans balance	$3,407,564	$1,690,866	$2,593,132	$560,979	$201,363	$303,777	$230,564	$105,711	$—	$9,093,956

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
June 30, 2014
Allowance for credit losses:
Three Months Ended
Beginning balance	$23,938	$9,058	$47,540	$8,087	$6,484	$1,684	$8,397	$1,564	$1,643	$108,395
Charge-offs	446	40	1,727	433	14	583	817	590	—	4,650
Recoveries	696	130	567	6	77	439	127	68	—	2,110
Provision	(1,034)	277	(2,447)	(165)	(1,934)	187	574	1,240	1,352	(1,950)
Ending balance	$23,154	$9,425	$43,933	$7,495	$4,613	$1,727	$8,281	$2,282	$2,995	$103,905

Six Months Ended
Beginning balance	$23,461	$9,159	$51,628	$8,872	$6,856	$1,662	$8,478	$1,630	$1,716	$113,462
Charge-offs	536	40	8,883	698	70	1,503	1,436	1,085	—	14,251
Recoveries	2,324	130	1,052	525	176	881	260	146	—	5,494
Provision	(2,095)	176	136	(1,204)	(2,349)	687	979	1,591	1,279	(800)
Ending balance	$23,154	$9,425	$43,933	$7,495	$4,613	$1,727	$8,281	$2,282	$2,995	$103,905
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,500	$98	$4,511	$3,135	$161	$29	$1,727	$—	$1,307	$16,468
Collectively evaluated for impairment	17,128	9,327	38,734	4,360	4,447	1,698	6,554	2,282	1,688	86,218
Acquired and accounted for under ASC 310-30 (1)	526	—	688	—	5	—	—	—	—	1,219
Total ending allowance balance	$23,154	$9,425	$43,933	$7,495	$4,613	$1,727	$8,281	$2,282	$2,995	$103,905

Loans:
Individually evaluated for impairment	$34,117	$3,267	$57,587	$16,888	$337	$187	$25,451	$—	$—	$137,834
Collectively evaluated for impairment	1,217,963	1,512,179	1,561,735	288,813	116,659	272,654	219,684	70,584	—	5,260,271
Acquired and accounted for under ASC 310-30 (1)	26,680	—	73,708	5,695	28,554	—	121	23,861	—	158,619
Total ending loans balance	$1,278,760	$1,515,446	$1,693,030	$311,396	$145,550	$272,841	$245,256	$94,445	$—	$5,556,724

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

During the six months ended June 30, 2015, there was a negative provision for credit losses of $538 thousand and net recoveries of $503 thousand, in relation to 16 pools of purchased loans with a total carrying amount of $52.6 million as of June 30, 2015. There was $1.2 million and $1.3 million in allowance for loan and lease losses related to these purchased loans at June 30, 2015 and December 31, 2014, respectively.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance at beginning of period	$6,367	$2,361	$7,434	$2,337
Accretion	(1,817)	(1,143)	(3,747)	(1,693)
Other (1)	6,906	—	7,769	574
Balance at end of period	$11,456	$1,218	$11,456	$1,218

(1)	Primarily includes discount transfers from non-accretable discount to accretable discount due to better than expected performance of loans acquired and accounted for under ASC 310-30.

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

The carrying amount of loans acquired through a business combination by loan type are as follows (in thousands):

June 30, 2015	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Covered loans:
Commercial related (1)	$247	$—	$247
Commercial	344	—	344
Commercial real estate	23,816	—	23,816
Construction real estate	4,549	—	4,549
Other	20,533	—	20,533
Total covered loans	49,489	—	49,489
Non-covered loans:
Commercial related (1)	8,352	10,399	18,751
Commercial loans	43,762	1,037,522	1,081,284
Commercial loans collateralized by assignment of lease payments	—	105,327	105,327
Commercial real estate	29,294	753,681	782,975
Construction real estate	7,216	60,750	67,966
Other	26,662	216,753	243,415
Total non-covered loans	115,286	2,184,432	2,299,718
Total acquired	$164,775	$2,184,432	$2,349,207

Estimated receivable amount from the FDIC under the loss-share agreement (2)	$2,288	$—	$2,288

(1)	Commercial related loans include commercial, commercial real estate and construction real estate for the InBank, Heritage and Benchmark FDIC-assisted transactions.

(2)	Estimated reimbursable amounts from the FDIC under the loss-share agreement exclude $936 thousand in amounts due to the FDIC related to covered other real estate owned.

Outstanding balances on purchased loans from the FDIC were $75.1 million and $95.1 million as of June 30, 2015 and December 31, 2014, respectively.  The related carrying amount on loans purchased from the FDIC was $74.4 million and $91.4 million as of June 30, 2015 and December 31, 2014, respectively.

Effective April 1, 2014, the losses on commercial related loans (commercial, commercial real estate and construction real estate) acquired in connection with the Heritage FDIC-assisted transaction ceased being covered under the loss-share agreement for that transaction. The carrying amount of those loans was $2.8 million as of June 30, 2015. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to April 1, 2014 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreement) through March 31, 2017. The losses on consumer related loans acquired in connection with the Heritage FDIC-assisted transaction will continue to be covered under the loss-share agreement through March 31, 2019.

The losses on commercial related loans acquired in connection with the Benchmark FDIC-assisted transaction ceased to be covered under the loss-share agreement for that transaction effective January 1, 2015. The carrying amount of those loans was $2.3 million as of June 30, 2015. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to January 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through December 31, 2017. The losses on consumer related loans acquired in connection with the Benchmark FDIC-assisted transaction will continue to be covered under the loss-share agreements through December 31, 2019.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: banking, leasing and mortgage banking. No impairment losses were recognized during the six months ended June 30, 2015 or 2014.   The carrying amount of goodwill was $711.5 million at June 30, 2015 and December 31, 2014.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately five years as of June 30, 2015.

The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of June 30, 2015 (in thousands):

Six Months Ended
June 30, 2015
Balance at beginning of period	$38,006
Amortization expense	(3,027)
Balance at end of period	$34,979

Gross carrying amount	$80,371
Accumulated amortization	(45,392)
Net book value	$34,979

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2015	$2,936
2016	5,157
2017	4,637
2018	4,221
2019	2,743
Thereafter	15,285
$34,979

Note 8.	Deposits

The composition of deposits was as follows (in thousands):

	June 30,	December 31,
	2015	2014
Demand deposit accounts, noninterest bearing	$4,378,005	$4,118,256
NOW and money market accounts	3,842,264	3,913,765
Savings accounts	970,875	940,345
Certificates of deposit, $250,000 or more	689,504	838,928
Other certificates of deposit	981,166	1,179,648
Total	$10,861,814	$10,990,942

Certificates of deposit of $250,000 or more included $401.0 million and $485.3 million of brokered deposits at June 30, 2015 and December 31, 2014, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $250,000 or more.

Note 9.	Short-Term Borrowings

Short-term borrowings were as follows as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Weighted Average Cost	Amount	Weighted Average Cost	Amount
Customer repurchase agreements	0.18%	$276,724	0.21%	$219,824
Federal Home Loan Bank advances	0.12	1,100,000	0.13	700,000
Federal funds purchased	0.08	5,911	0.14	11,591
	0.13%	$1,382,635	0.15%	$931,415

Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling assets to another party under a simultaneous agreement to repurchase the same assets at a specified price and date.  The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements.  All securities sold under agreements to repurchase are recorded on the face of the balance sheet. The Company pledges mortgage-backed securities as collateral for the repurchase agreements and may be required to provide additional collateral based on the fair value of those securities.

The Company had Federal Home Loan Bank fixed rate advances with a maturity date less than one year of $1.1 billion and $700.0 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the interest rate on the advance outstanding on that date had a rate of 0.12% with a maturity of December 11, 2015. The Company has investment securities available for sale and loans pledged as collateral on this FHLB advance. See Note 5. Investment Securities and Note 6. Loans of the notes to the consolidated financial statements.

On March 9, 2012, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one month LIBOR + 1.85%. As of June 30, 2015, no amount was outstanding and the line of credit is scheduled to mature on September 7, 2015.

Note 10.	Long-Term Borrowings

The Company had Federal Home Loan Bank advances with remaining contractual maturities greater than one year of $4.1 million at June 30, 2015 and $4.2 million at December 31, 2014. As of June 30, 2015, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87% and maturities ranging from April 2021 to April 2035. The Company has investment securities available for sale and loans pledged as collateral on these FHLB advances. See Note 5. Investment Securities and Note 6. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $45.4 million and $38.5 million at June 30, 2015 and December 31, 2014, respectively, which as of June 30, 2015, were accruing interest at rates ranging from 2.25% to 12.00%, with a weighted average rate of 4.42%.  Lease investments includes equipment with an amortized cost of $54.7 million and $48.8 million at June 30, 2015 and December 31, 2014, respectively, that is pledged as collateral on these notes.

The Company had a $40.0 million 10-year structured repurchase agreement as of June 30, 2015 and December 31, 2014, which bears interest at a fixed rate borrowing of 4.75% and expires in 2016. The Company pledges mortgage-backed securities as collateral for the repurchase agreement and may be required to provide additional collateral based on the fair value of those securities.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2015 (in thousands):

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

(3)
TAYC Capital Trust II was established by Taylor Capital prior to the Company's acquisition of Taylor Capital in 2014, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with TAYC Capital Trust II do not include purchase accounting adjustments to such amounts, which in each case resulted in a discount of $7.3 million.

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

At June 30, 2015 and December 31, 2014, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	June 30, 2015	December 31, 2014
Commitments to extend credit:
Home equity lines	$197,121	$221,102
Other commitments	2,810,547	2,643,220
Letters of credit:
Standby	128,807	131,810
Commercial	1,179	2,401

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of June 30, 2015, the maximum remaining term for any standby letters of credit was September 30, 2030.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At June 30, 2015, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $4.2 million to $130.0 million from $134.2 million at December 31, 2014.  Of the $130.0 million in commitments outstanding at June 30, 2015, approximately $52.8 million of the letters of credit have been issued or renewed since December 31, 2014.

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

As of June 30, 2015, the Company had approximately $2.7 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of June 30, 2015, approximately 22% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of June 30, 2015. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers. Our asset-based loans are made to borrowers located throughout the United States. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located throughout the United States.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$65,485	$—	$65,485	$—
States and political subdivisions	395,912	—	395,449	463
Residential mortgage-backed securities	741,178	—	740,744	434
Commercial mortgage-backed securities	160,839	—	160,839	—
Corporate bonds	246,468	—	246,468	—
Equity securities	10,669	10,669	—	—
Loans held for sale	801,343	—	801,343	—
Loans	19,822	—	19,822	—
Mortgage servicing rights	261,034	—	—	261,034
Assets held in trust for deferred compensation	17,019	17,019	—	—
Derivative financial instruments	43,345	7,683	31,856	3,806
Financial liabilities
Other liabilities (1)	16,488	16,488	—	—
Derivative financial instruments	47,054	13,711	33,343	—
December 31, 2014
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$65,873	$—	$65,873	$—
States and political subdivisions	410,854	—	410,391	463
Residential mortgage-backed securities	720,563	—	720,053	510
Commercial mortgage-backed securities	187,662	—	187,662	—
Corporate bonds	259,203	—	259,203	—
Equity securities	10,597	10,597	—	—
Loans held for sale	737,209	—	737,209	—
Mortgage servicing rights	235,402	—	—	235,402
Assets held in trust for deferred compensation	16,829	16,829	—	—
Derivative financial instruments	46,388	1,607	39,707	5,074
Financial liabilities
Other liabilities (1)	16,483	16,483	—	—
Derivative financial instruments	40,499	7,209	33,290	—

(1)	Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at
	June 30, 2015	Valuation Technique	Unobservable Input	Range
	(in thousands)
States and political subdivisions	$463	Discounted cash flows	Credit assumption	45% Loss
Residential mortgage-backed securities	434	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	261,034	Discounted cash flows	CPR	8.3% - 12.8%
			Discount rate	9.25 - 12.00
			Maturity (months)	326 - 356
			Delinquencies	0.51 - 3.74
			Costs to service	$ 60 - $ 160
			Costs to service - delinquent	$ 150 - $ 1,000
Derivative financial instruments (mortgage	3,806	Sales cash flows	Expected closing ratio	70% - 95%
interest rate lock commitments)			Expected delivery price	98.01 bps - 108.19 bps

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

Key economic assumptions used in the measuring of the fair value of the mortgage servicing rights and the sensitivity of the fair value to immediate adverse changes in those assumptions at June 30, 2015 are presented in the following table. This table does not take into account the derivatives used to economically hedge the mortgage servicing rights.

(dollars in thousands, except for weighted average cost to service)	June 30, 2015
Weighted average CPR	10.80%
Impact on fair value of 10% adverse change	$(6,154)
Impact on fair value of 20% adverse change	(11,890)

Weighted average discount rate	9.56%
Impact on fair value of 10% adverse change	$(5,750)
Impact on fair value of 20% adverse change	(11,099)

Weighted average delinquency rate	1.83%
Impact on fair value of 10% adverse change	$(945)
Impact on fair value of 20% adverse change	(1,890)

Weighted average costs to service	$79
Impact on fair value of 10% adverse change	(2,899)
Impact on fair value of 20% adverse change	(5,797)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2015. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended
	June 30,
	2015	2014	2015	2014	2015	2014
(in thousands)	Investment Securities		Mortgage Servicing Rights		Derivatives
Balance, beginning of period	$973	$5,856	$235,402	$—	$5,074	$—
Purchases	—	—	352	—	—	—
Originations	—	—	36,404	—	—	—
Other comprehensive income	—	108	—	—	—	—
Included in earnings	—	—	(11,124)	—	(1,268)	—
Principal payments	(76)	(256)	—	—	—	—
Balance, ending of period	$897	$5,616	$261,034	$—	$3,806	$—

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (90% at June 30, 2015), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Financial assets:
Impaired loans	$79,084	$—	$—	$79,084
Non-financial assets:
Foreclosed assets	42,462	—	—	42,462
December 31, 2014
Financial assets:
Impaired loans	$61,717	$—	$—	$61,717
Non-financial assets:
Foreclosed assets	38,619	—	—	38,619

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	June 30, 2015	Technique	Input	Range
	(in thousands)
Impaired loans	$79,084	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	42,462	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

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

The estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$290,266	$290,266	$290,266	$—	$—
Interest earning deposits with banks	144,154	144,154	144,154	—	—
Federal funds sold	5	5	5	—	—
Investment securities available for sale	1,620,551	1,620,551	10,669	1,608,985	897
Investment securities held to maturity	1,203,627	1,231,840	—	1,231,840	—
Non-marketable securities - FHLB and FRB stock	111,400	111,400	—	—	111,400
Loans held for sale	801,343	801,343	—	801,343	—
Loans, net	8,973,886	8,989,754	—	19,822	8,969,932
Accrued interest receivable	49,328	49,328	49,328	—	—
Derivative financial instruments	43,345	43,345	7,683	31,856	3,806
Financial Liabilities:
Noninterest bearing deposits	$4,378,005	$4,378,005	$4,378,005	$—	$—
Interest bearing deposits	6,483,809	6,487,155	—	—	6,487,155
Short-term borrowings	1,382,635	1,382,627	—	—	1,382,627
Long-term borrowings	89,639	91,901	—	—	91,901
Junior subordinated notes issued to capital trusts	185,971	124,672	—	—	124,672
Accrued interest payable	2,711	2,711	2,711	—	—
Derivative financial instruments	47,054	47,054	13,711	33,343	—

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$256,804	$256,804	$256,804	$—	$—
Interest earning deposits with banks	55,277	55,277	55,277	—	—
Investment securities available for sale	1,654,752	1,654,752	10,597	1,643,182	973
Investment securities held to maturity	993,380	1,035,061	—	1,035,061	—
Non-marketable securities - FHLB and FRB stock	75,569	75,569	—	—	75,569
Loans held for sale	737,209	737,209	—	737,209	—
Loans, net	8,973,191	8,956,494	—	—	8,956,494
Accrued interest receivable	49,065	49,065	49,065	—	—
Derivative financial instruments	46,388	46,388	1,607	39,707	5,074
Financial Liabilities:
Non-interest bearing deposits	$4,118,256	$4,118,256	$4,118,256	$—	$—
Interest bearing deposits	6,872,686	6,877,349	—	—	6,877,349
Short-term borrowings	931,415	931,415	—	—	931,415
Long-term borrowings	82,916	86,025	—	—	86,025
Junior subordinated notes issued to capital trusts	185,778	122,408	—	—	122,408
Accrued interest payable	3,709	3,709	3,709	—	—
Derivative financial instruments	40,499	40,499	7,209	33,290	—

Note 14.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total cost of share-based payment plans during the period	$3,870	$2,243	$7,475	$4,255
Amount of related income tax benefit recognized in income	1,509	880	2,921	$1,670

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The number of shares authorized increased by 2,400,000 to 13,800,000 upon completion of the Taylor Capital merger.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. No more than 10% of the total number of authorized shares may be issued with respect to awards granted after May 28, 2014, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan).   As of June 30, 2015, there were 4,996,212 shares available for future grants.

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

The following table summarizes stock options outstanding for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2014	2,250,714	$27.94	4.39
Granted	309,615	31.40
Exercised	(41,063)	19.46
Expired or cancelled	(25,379)	33.37
Forfeited	(6,086)	25.90
Options outstanding as of June 30, 2015	2,487,801	$28.46	4.54	$16,880
Options exercisable as of June 30, 2015	1,687,552	$29.24	2.84	$10,771

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

 The following assumptions were used for options granted during the six months ended June 30, 2015:

June 30, 2015
Risk-free interest rate	1.69%
Expected volatility of Company’s stock	29.97%
Expected dividend yield	1.80%
Expected life of options	5.9 years
Weighted average fair value per option of options granted during the year	$7.94

The total intrinsic value of options exercised during the six months ended June 30, 2015 and 2014 was $481 thousand and $874 thousand, respectively.

The following is a summary of changes in restricted shares and units for the six months ended June 30, 2015:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Shares Outstanding at December 31, 2014	801,085	$26.99
Granted	491,465	31.66
Vested	(149,406)	27.58
Forfeited	(7,049)	27.61
Shares Outstanding at June 30, 2015	1,136,095	$28.93

The total intrinsic value of restricted shares that vested during the six months ended June 30, 2015 and 2014 was $4.8 million and $1.1 million, respectively.

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

As of June 30, 2015, there was $27.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At June 30, 2015, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.5 years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable as of June 30, 2015 was approximately $1 thousand, and the net amount payable as of December 31, 2014 was approximately $1.1 million.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At June 30, 2015, the Company’s credit exposure relating to interest rate swaps was approximately $26.1 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $176 thousand at June 30, 2015.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

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

The Company’s derivative financial instruments are summarized below as of June 30, 2015 and December 31, 2014 (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$176	$(12)	$197	$(15)
Stand-alone derivative instruments: (2)
Interest rate swap contracts	1,570,558	30,503	1,509,930	37,039	1,722,557	(44,306)	2,001,787	(30,761)
Interest rate options contracts	291,572	420	55,830	283	66,572	(239)	55,830	(283)
Foreign exchange contracts	108,341	3,078	27,402	2,276	46,751	(2,758)	27,002	(2,109)
Spot foreign exchange contracts	1,562	22	512	5	1,384	(9)	304	(18)
Mortgage related derivatives	1,840,488	9,322	871,446	6,785	482,000	270	879,841	(7,313)
Total non-hedging derivative instruments	3,812,521	43,345	2,465,120	46,388	2,319,264	(47,042)	2,964,764	(40,484)
Total	$3,812,521	$43,345	$2,465,120	$46,388	$2,319,440	$(47,054)	$2,964,961	$(40,499)

(1) Hedged fixed-rate commercial real estate loans
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in other operating income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$1	$(2)	$2	$(2)
Stand-alone derivative instruments:
Interest rate swap contracts	(25,364)	9	(14,239)	18
Interest rate options contracts	(1,264)	—	(541)	—
Foreign exchange contracts	64	(4)	186	57
Spot foreign exchange contracts	54	—	26	8
Mortgage related derivatives	2,867	37	3,775	40
Total non-hedging derivative instruments	(23,643)	42	(10,793)	123
Total	$(23,642)	$40	$(10,791)	$121

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2015 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$4,870	$—	$4,870	$43,678	$—	$43,678
Foreign currency forward contracts	1,875	—	1,875	1,041	—	1,041
Mortgage related derivatives	7,914	—	7,914	2,128	—	2,128
Total derivatives	14,659	—	14,659	46,847	—	46,847
Repurchase agreements	—	—	—	276,724	—	276,724
Total	$14,659	$—	$14,659	$323,571	$—	$323,571

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$1,000	$(1,000)	$—	$—	$12,813	$(1,000)	$(11,813)	$—
Counterparty B	3,866	(3,866)	—	—	13,811	(3,866)	(9,945)	—
Counterparty C	16	(16)	—	—	8,412	(16)	(8,396)	—
Other counterparties	9,777	(4,054)	(5,558)	165	11,811	(4,054)	(7,496)	261
Total derivatives	14,659	(8,936)	(5,558)	165	46,847	(8,936)	(37,650)	261
Repurchase agreements	—	—	—	—	276,724	—	(276,724)	—
Total	$14,659	$(8,936)	$(5,558)	$165	$323,571	$(8,936)	$(314,374)	$261

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

The leasing segment generates its revenues through lease originations and related services offered through the Company's leasing subsidiaries, LaSalle Systems Leasing, Inc., Celtic Leasing Corp. and MB Equipment Finance, LLC (formerly known as Cole Taylor Equipment Finance, LLC). The leasing subsidiaries invest directly in equipment that we lease (referred to as direct finance, leveraged or operating leases) to "Fortune 1000," large middle-market companies and healthcare providers located throughout the United States. The lease portfolio is made up of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, medical equipment and general manufacturing, industrial, construction and transportation equipment. The leasing subsidiaries also specialize in selling third party equipment maintenance contracts to large companies.

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

The following tables present summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Mortgage Banking	Consolidated
Three months ended June 30, 2015
Net interest income	$104,352	$2,915	$7,206	$114,473
Provision for credit losses	2,844	1,356	96	4,296
Non-interest income	31,108	16,193	35,648	82,949
Non-interest expense (1)	87,638	9,828	35,271	132,737
Income tax expense	13,369	3,073	2,995	19,437
Net income	$31,609	$4,851	$4,492	$40,952
Total assets	$12,714,482	$976,054	$1,327,658	$15,018,194
Three months ended June 30, 2014
Net interest income	$65,266	$2,806	$—	$68,072
Provision for credit losses	(1,764)	(186)	—	(1,950)
Non-interest income	25,678	14,063	187	39,928
Non-interest expense	67,930	10,100	—	78,030
Income tax expense	6,149	2,665	—	8,814
Net income	$18,629	$4,290	$187	$23,106
Total assets	$9,153,407	$665,284	$—	$9,818,691

(1)	Includes merger related expenses of $1.2 million and $488 thousand in the banking segment for the three months ended June 30, 2015 and 2014, respectively.

	Banking	Leasing	Mortgage Banking	Consolidated
Six months ended June 30, 2015
Net interest income	$208,478	$5,930	$13,460	$227,868
Provision for credit losses	7,818	1,356	96	9,270
Non-interest income	62,625	41,396	60,196	164,217
Non-interest expense (1)	182,972	23,484	66,201	272,657
Income tax expense	23,331	8,820	2,944	35,095
Net income	$56,982	$13,666	$4,415	$75,063
Total assets	$12,714,482	$976,054	$1,327,658	$15,018,194
Six months ended June 30, 2014
Net interest income	$130,385	$5,015	$—	$135,400
Provision for credit losses	(684)	(116)	—	(800)
Non-interest income	49,877	26,417	246	76,540
Non-interest expense	135,627	18,450	—	154,077
Income tax expense	10,632	4,956	—	15,588
Net income	$34,687	$8,142	$246	$43,075
Total assets	$9,153,407	$665,284	$—	$9,818,691

(1)	Includes merger related expenses of $9.3 million and $1.2 million in the banking segment for the six months ended June 30, 2015 and 2014, respectively.

Note 17.	Preferred Stock

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

Note 18.	Subsequent Event

In July 2015, we sold approximately $106 million of mortgage servicing rights at a price (net of transaction costs) that approximated fair value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our net income is also affected by non-interest income and non-interest expenses.  During the periods under report, non-interest income included revenue from our key fee initiatives: net lease financing income, mortgage banking revenue, commercial deposit and treasury management fees, trust and asset management fees, card fees and capital markets and international banking fees. Non-interest income also included consumer and other deposit service fees, brokerage fees, loan service fees, increase in cash surrender value of life insurance, net gain (loss) on investment securities, net loss on sale of assets and other operating income. During the periods under report, non-interest expenses included salaries and employee benefits, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, branch exit and facilities impairment charges, net loss on other real estate owned and other related expenses, prepayment fees on interest bearing liabilities and other operating expenses. Additionally, dividends on preferred shares reduced net income available to common stockholders.

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

The Company had net income of $41.0 million for the three months ended June 30, 2015 compared to net income of $23.1 million for the three months ended June 30, 2014. Net income available to common stockholders was $39.0 million for the three months ended June 30, 2015. Fully diluted earnings per common share were $0.52 for the three months ended June 30, 2015 compared to $0.42 per common share for the three months ended June 30, 2014.

The Company had net income of $75.1 million for the six months ended June 30, 2015 compared to net income of $43.1 million for the six months ended June 30, 2014. Net income available to common stockholders was $71.1 million for the six months ended June 30, 2015. Fully diluted earnings per common share were $0.94 for the six months ended June 30, 2015 compared to $0.78 per common share for the six months ended June 30, 2014.

The results of operations for the six months ended June 30, 2015 and 2014 were impacted by $9.3 million and $1.2 million in merger related expenses, respectively. See "Non-interest Expenses" section for a detailed schedule of merger related expenses.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a quarterly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At June 30, 2015, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $128.2 million.  See Note 1 and Note 6 to the audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2014 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of June 30, 2015, the Company had $1.0 million of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of June 30, 2015, the Company had approximately $9 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

The Company’s annual assessment date for goodwill impairment testing is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: banking, leasing and mortgage banking.  No impairment losses were recognized during the six months ended June 30, 2015 or 2014. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of December 31, 2014 that would indicate impairment of goodwill at June 30, 2015. The carrying amount of goodwill was $711.5 million at June 30, 2015 and December 31, 2014.

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

Net Interest Income

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the related yields, as well as the interest expense on average interest bearing liabilities, and the related costs, expressed both in dollars and rates (dollars in thousands).  The table below and the discussion that follows contain presentations of net interest income and net interest margin on a tax-equivalent basis, which is adjusted for the tax-favored status of income from certain loans and investments.  We believe this measure to be the preferred industry measurement of net interest income, as it provides a relevant comparison between taxable and non-taxable amounts. The table below and the discussion that follows also contains presentations of net interest margin on a tax equivalent basis excluding the effect of acquisition accounting discount accretion on loans acquired through the Merger.

Reconciliations of net interest income and net interest margin on a tax-equivalent basis and net interest margin on a tax-equivalent basis excluding the effect of acquisition accounting discount accretion on loans acquired through the Merger to net interest income and net interest margin in accordance with accounting principles generally accepted in the United States of America are provided in the table. For additional information, see "Non-GAAP Financial Information."

	Three Months Ended June 30,
(dollars in thousands)	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$781,020	$6,839	3.50%	$497	$—	—%
Loans (1) (2)	8,638,910	91,929	4.27	5,199,484	53,649	4.18
Loans exempt from federal income taxes (3)	330,903	3,475	4.15	317,251	3,470	4.33
Taxable investment securities	1,545,284	10,002	2.59	1,434,300	8,794	2.45
Investment securities exempt from federal income taxes (3)	1,261,567	15,600	4.95	966,518	12,748	5.28
Federal funds sold	126	—	—	4,359	4	0.36
Other interest earning deposits	85,935	57	0.27	448,173	277	0.25
Total interest earning assets	12,643,745	$127,902	4.06	8,370,582	$78,942	3.78
Non-interest earning assets	1,988,254			1,205,314
Total assets	$14,631,999			$9,575,896
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$3,940,201	$1,634	0.17%	$2,880,910	$899	0.13%
Savings deposit	972,327	135	0.06	868,694	97	0.04
Time deposits	1,714,548	2,785	0.65	1,378,201	2,758	0.80
Short-term borrowings	1,041,766	355	0.14	184,204	95	0.21
Long-term borrowings and junior subordinated notes	278,473	1,844	2.62	236,266	1,344	2.25
Total interest bearing liabilities	7,947,315	$6,753	0.34	5,548,275	$5,193	0.38
Non-interest bearing deposits	4,273,931			2,476,396
Other non-interest bearing liabilities	348,242			199,621
Stockholders’ equity	2,062,511			1,351,604
Total liabilities and stockholders’ equity	$14,631,999			$9,575,896
Net interest income/interest rate spread (4)		$121,149	3.72%		$73,749	3.40%
Less: taxable equivalent adjustment		6,676			5,677
Net interest income, as reported		$114,473			$68,072
Net interest margin (5)			3.63%			3.26%
Tax equivalent effect			0.21%			0.27%
Net interest margin on a fully tax equivalent basis (5)			3.84%			3.53%
Effect of acquisition accounting discount accretion on loans acquired through the Merger			(0.27)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through the Merger			3.57%

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

Net interest income on a fully tax equivalent basis increased $47.4 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to the interest earning assets acquired through the Merger. The net interest margin, expressed on a fully tax equivalent basis, was 3.84% for the second quarter of 2015 and 3.53% for the second quarter of 2014. Net interest income in the second quarter of 2015 included interest income of $8.0 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in the Merger ($7.0 million for non-purchased credit-impaired loans and $960 thousand for purchased credit-impaired loans). Excluding the purchase accounting loan discount accretion on loans acquired through the Merger, our net interest margin on a fully tax equivalent basis would have been 3.57% for the three months ended June 30, 2015.

	Six Months Ended June 30,
(dollars in thousands)	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$719,934	$12,624	3.51%	$396	$—	—%
Loans (1) (2)	8,603,925	184,989	4.34	5,241,186	107,595	4.14
Loans exempt from federal income taxes (3)	325,550	6,820	4.19	320,371	7,006	4.35
Taxable investment securities	1,550,876	19,936	2.57	1,409,473	16,940	2.40
Investment securities exempt from federal income taxes (3)	1,194,224	29,621	4.96	951,275	25,158	5.29
Federal funds sold	71	—	—	5,120	9	0.35
Other interest earning deposits	94,094	119	0.26	318,332	390	0.25
Total interest earning assets	12,488,674	$254,109	4.10	8,246,153	$157,098	3.84
Non-interest earning assets	2,009,690			1,226,340
Total assets	$14,498,364			$9,472,493
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$3,938,961	$3,229	0.17%	$2,804,688	$1,747	0.13%
Savings deposit	962,391	255	0.05	865,463	206	0.05
Time deposits	1,805,054	5,715	0.64	1,406,003	5,570	0.80
Short-term borrowings	871,953	632	0.15	192,346	195	0.20
Long-term borrowings and junior subordinated notes	277,895	3,656	2.62	229,021	2,722	2.36
Total interest bearing liabilities	7,856,254	$13,487	0.35	5,497,521	$10,440	0.38
Non-interest bearing deposits	4,237,144			2,424,917
Other non-interest bearing liabilities	354,926			206,597
Stockholders’ equity	2,050,040			1,343,458
Total liabilities and stockholders’ equity	$14,498,364			$9,472,493
Net interest income/interest rate spread (4)		$240,622	3.75%		$146,658	3.46%
Less: taxable equivalent adjustment		12,754			11,258
Net interest income, as reported		$227,868			$135,400
Net interest margin (5)			3.68%			3.31%
Tax equivalent effect			0.21%			0.28%
Net interest margin on a fully tax equivalent basis (5)			3.89%			3.59%
Effect of acquisition accounting discount accretion on loans acquired through the Merger			(0.30)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through the Merger			3.59%

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

Net interest income on a fully tax equivalent basis increased $94.0 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the interest earning assets acquired through the Merger. The net interest margin, expressed on a fully tax equivalent basis, was 3.89% for the six months ended June 30, 2015 and 3.59% for the six months ended June 30, 2014. Net interest income in the first half of 2015 included interest income of $16.5 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in the Merger ($14.9 million for non-purchased credit-impaired loans and $1.6 million for purchased credit-impaired loans). Excluding the purchase accounting loan discount accretion on loans acquired through the Merger, our net interest margin on a fully tax equivalent basis would have been 3.59% for the six months ended June 30, 2015.

Non-interest Income

	Three Months Ended
	June 30,
	2015	2014	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Lease financing, net	$15,564	$14,853	$711	4.8%
Mortgage banking revenue	35,648	187	35,461	NM
Commercial deposit and treasury management fees	11,062	7,106	3,956	55.7
Trust and asset management fees	5,752	5,405	347	6.4
Card fees	4,409	3,304	1,105	33.4
Capital markets and international banking fees	1,508	1,360	148	10.9
Consumer and other deposit service fees	3,260	3,156	104	3.3
Brokerage fees	1,543	1,356	187	13.8
Loan service fees	1,353	916	437	47.7
Increase in cash surrender value of life insurance	836	834	2	0.2
Net loss on investment securities	(84)	(87)	3	(3.4)
Net loss on sale of assets	(7)	(24)	17	(70.8)
Other operating income	2,105	1,562	543	34.8
Total non-interest income	$82,949	$39,928	$43,021	107.7%
NM - not meaningful

Non-interest income increased by $43.0 million, or 107.7%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 primarily due to the Merger.

•	Mortgage banking revenue increased due to the mortgage operations acquired through the Merger.

•	Commercial deposit and treasury management fees increased due to new customer activity as well as the increased customer base as a result of the Merger.

•	Card fees increased due to a new payroll prepaid card program that started in the second quarter of 2014 as well as higher debit and credit card fees.

•	Leasing revenues increased due to higher fees and promotional revenue from the sale of third-party equipment maintenance contracts.

•	Other operating income increased due to higher earnings from investments in Small Business Investment Companies.

•	Loan service fees increased due to higher unused line fees.

•	Trust and asset management fees increased due to the addition of new customers and the impact of higher equity values.

	Six Months Ended
	June 30,
	2015	2014	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Lease financing, net	$40,644	$28,049	$12,595	44.9%
Mortgage banking revenue	60,192	246	59,946	NM
Commercial deposit and treasury management fees	22,100	14,250	7,850	55.1
Trust and asset management fees	11,466	10,612	854	8.0
Card fees	8,336	6,005	2,331	38.8
Capital markets and international banking fees	3,436	2,338	1,098	47.0
Consumer and other deposit service fees	6,343	6,091	252	4.1
Brokerage fees	3,221	2,681	540	20.1
Loan service fees	2,838	1,881	957	50.9
Increase in cash surrender value of life insurance	1,675	1,661	14	0.8
Net (loss) gain on investment securities	(544)	230	(774)	(336.5)
Net loss on sale of assets	(3)	(17)	14	(82.4)
Other operating income	4,513	2,513	2,000	79.6
Total non-interest income	$164,217	$76,540	$87,677	114.6%

Non-interest income increased by $87.7 million, or 114.6%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

•	Mortgage banking revenue increased due to the mortgage operations acquired through the Merger.

•	Leasing revenues increased due to higher fees and promotional revenue from the sale of third-party equipment maintenance contracts and higher lease residual realization.

•	Commercial deposit and treasury management fees increased due to new customer activity as well as the increased customer base as a result of the Merger.

•	Other operating income increased due to higher earnings from investments in Small Business Investment Companies.

•	Card fees increased due to a new payroll prepaid card program that started in the second quarter of 2014 as well as higher debit and credit card fees.

•	Capital markets and international banking services fees increased due to higher swap and commercial real estate advisory fees partly offset by a decrease in M&A advisory fees.

•	Trust and asset management fees increased due to the addition of new customers and the impact of higher equity values.

Non-interest Expenses

	Three Months Ended
	June 30,
	2015	2014	Increase/ (Decrease)	Percentage Change
Non-interest expenses (in thousands):
Salaries and employee benefits	$86,145	$46,622	$39,523	84.8%
Occupancy and equipment	12,177	9,518	2,659	27.9
Computer services and telecommunication	8,537	5,079	3,458	68.1
Advertising and marketing	2,497	2,221	276	12.4
Professional and legal	2,413	1,567	846	54.0
Other intangibles amortization	1,509	1,174	335	28.5
Branch exit and facilities impairment charges	438	—	438	100.0
Net loss recognized on other real estate owned and other related	724	528	196	37.1
Other operating expenses	18,297	11,321	6,976	61.6
Total non-interest expenses	$132,737	$78,030	$54,707	70.1%

Non-interest expenses increased by $54.7 million, or 70.1%, for the three months ended June 30, 2015 from the three months ended June 30, 2014 primarily due to the Merger. Other explanations for changes are as follows:

•	Other operating expense increased as a result of an increase in filing and other loan expense and higher FDIC assessments due to our larger balance sheet.

•	Computer services and telecommunication expenses increased due to an increase in spending on IT security and our data warehouse.

•	Professional and legal expense increased due to higher consulting expense.

Non-interest expenses include $1.2 million and $488 thousand in expenses related to the Merger for the three months ended June 30, 2015 and 2014, respectively. The following table presents the detail of the merger related expenses (dollars in thousands):

	Three Months Ended
	June 30,
	2015	2014
Merger related expenses:
Occupancy and equipment expense	$96	$14
Computer services and telecommunication expense	130	170
Advertising and marketing expense	—	108
Professional and legal expense	511	79
Branch exit and facilities impairment charges	438	—
Other operating expenses	59	117
Total merger related expenses	$1,234	$488

	Six Months Ended
	June 30,
	2015	2014	Increase/ (Decrease)	Percentage Change
Non-interest expenses (in thousands):
Salaries and employee benefits	$170,931	$90,999	$79,932	87.8%
Occupancy and equipment expense	25,117	19,110	6,007	31.4
Computer services and telecommunication expense	17,441	10,163	7,278	71.6
Advertising and marketing expense	4,943	4,302	641	14.9
Professional and legal expense	5,083	3,346	1,737	51.9
Other intangibles amortization expense	3,027	2,414	613	25.4
Branch exit and facilities impairment charges	7,829	—	7,829	—
Net loss (gain) recognized on other real estate owned and other related expense	1,620	1,111	509	45.8
Prepayment fees on interest bearing liabilities	85	—	85	100.0
Other operating expenses	36,581	22,632	13,949	61.6
Total non-interest expenses	$272,657	$154,077	$118,580	77.0%

Non-interest expenses increased by $118.6 million, or 77.0%, for the six months ended June 30, 2015 from the six months ended June 30, 2014 primarily due to the Merger. Other explanations for changes are as follows:

•	Other operating expense increased as a result of an increase in filing and other loan expense and higher FDIC assessments due to our larger balance sheet.

•	Computer services and telecommunication expenses increased due to an increase in spending on IT security and our data warehouse.

•	Professional and legal expense increased due to higher consulting expense.

Non-interest expenses include $9.3 million and $1.2 million in expenses related to the Merger for the six months ended June 30, 2015 and 2014, respectively. The following table presents the detail of the merger related expenses (dollars in thousands):

	Six Months Ended
	June 30,
	2015	2014
Merger related expenses:
Salaries and employee benefits	$33	$104
Occupancy and equipment expense	273	14
Computer services and telecommunication expense	400	183
Advertising and marketing expense	—	198
Professional and legal expense	701	489
Branch exit and facilities impairment charges	7,829	—
Other operating expenses	67	180
Total merger related expenses	$9,303	$1,168

Income Taxes

Income tax expense for the six months ended June 30, 2015 was $35.1 million compared to $15.6 million for the six months ended June 30, 2014. The increase was primarily due to an increase in our pre-tax income during the six months ended June 30, 2015.

Operating Segments

The Company's operations consist of three reportable operating segments: banking, leasing and mortgage banking. Our banking segment generates its revenues primarily from its lending and deposit gathering activities. Our leasing segment generates its revenues through lease originations and related services offered through the Company's leasing subsidiaries: LaSalle Systems Leasing, Inc., Celtic Leasing Corp. and MB Equipment Finance, LLC (formerly known as Cole Taylor Equipment Finance, LLC).

Our mortgage banking segment originates residential mortgage loans for sale to investors through its retail and third party origination channels as well as residential mortgage loans held in our loan portfolio. The mortgage banking segment also services residential mortgage loans owned by investors and the Company.

Net income from our banking segment for the three months ended June 30, 2015 increased $13.0 million to $31.6 million compared to the three months ended June 30, 2014. This increase in net income was primarily due to higher net interest income as a result of the interest earning assets acquired through the Merger. The higher net interest income was partially offset by an increase in salary and employee benefits due primarily to the increase in headcount resulting from the Merger, as well as other increases in non-interest expense resulting from the Merger. Net income from our leasing segment for the three months ended June 30, 2015 increased $561 thousand to $4.9 million compared to the three months ended June 30, 2014. Lease financing revenues increased due to an increase in fees and promotional revenue from the sale of third-party equipment maintenance contracts. This increase in revenues was partially offset by an increase in salaries and employee benefits due to higher commissions on higher leasing revenue as well as a higher provision for credit losses. Net income from our mortgage banking segment for the three months ended June 30, 2015 increased $4.3 million to $4.5 million compared to the three months ended June 30, 2014 as a result of the mortgage banking operations acquired through the Merger.

Net income from our banking segment for the six months ended June 30, 2015 increased $22.3 million to $57.0 million compared to the six months ended June 30, 2014. This increase in net income was primarily due to higher net interest income as a result of the interest earning assets acquired through the Merger. The higher net interest income was partially offset by an increase in salary and employee benefits due primarily to the increase in headcount resulting from the Merger, as well as other increases in non-interest expense resulting from the Merger. Net income from our leasing segment for the six months ended June 30, 2015 increased $5.5 million to $13.7 million compared to the six months ended June 30, 2014. Lease financing revenues increased due to an increase in fees and promotional revenue from the sale of third-party equipment maintenance contracts. This increase in revenues was partially offset by an increase in salaries and employee benefits due to higher commissions on higher leasing revenue as well as a higher provision for credit losses. Net income from our mortgage segment for the six months ended June 30, 2015 increased $4.2 million to $4.4 million compared to the six months ended June 30, 2014 as a result of the mortgage banking operations acquired through the Merger.

Balance Sheet

Total assets increased $416.1 million, or 2.8%, from $14.6 billion at December 31, 2014 to $15.0 billion at June 30, 2015.

•	Cash and cash equivalents increased $122.3 million, or 39.2% from $312.1 million at December 31, 2014 to $434.4 million at June 30, 2015.

•	Investment securities increased $211.9 million, or 7.8%, from December 31, 2014 to June 30, 2015 mostly as a result of municipal bond purchases.

•
Total loans, excluding purchased credit-impaired and covered loans, increased by $97.6 million to $8.9 billion at June 30, 2015 from December 31, 2014 primarily due to an increase in commercial related loans.

Total liabilities increased by $366.6 million, or 2.9%, from $12.6 billion at December 31, 2014 to $12.9 billion at June 30, 2015 primarily due to higher short term borrowings.

•	Total deposits decreased by $129.1 million, or 1.2%, to $10.9 billion at June 30, 2015 from December 31, 2014.

•	Noninterest bearing deposits increased by $259.7 million, or 6.3%, compared to December 31, 2014.

•	Total borrowings increased by $458.1 million, or 38.2%, to $1.7 billion at June 30, 2015 primarily due to the increase in short-term FHLB advances.

Total stockholders’ equity increased $49.5 million to $2.1 billion at June 30, 2015 compared to December 31, 2014 primarily as a result of earnings for the quarter net of dividends declared.

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	June 30, 2015		December 31, 2014		June 30, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$64,211	$65,485	$64,612	$65,873	$50,096	$51,727
States and political subdivisions	380,221	395,912	390,076	410,854	19,228	19,498
Residential mortgage-backed securities	731,399	741,178	713,413	720,563	738,519	747,925
Commercial mortgage-backed securities	158,935	160,839	186,110	187,662	47,977	49,858
Corporate bonds	245,506	246,468	259,526	259,203	271,351	275,529
Equity securities	10,644	10,669	10,531	10,597	10,414	10,421
Total Available for Sale	1,590,916	1,620,551	1,624,268	1,654,752	1,137,585	1,154,958
Held to maturity
States and political subdivisions	974,032	990,673	752,558	782,265	993,937	1,030,478
Residential mortgage-backed securities	229,595	241,167	240,822	252,796	247,455	261,767
Total Held to Maturity	1,203,627	1,231,840	993,380	1,035,061	1,241,392	1,292,245
Total	$2,794,543	$2,852,391	$2,617,648	$2,689,813	$2,378,977	$2,447,203

Loan Portfolio

The following table sets forth the composition of our loan portfolio (excluding loans held for sale) as of the dates indicated (dollars in thousands):

	June 30, 2015				December 31, 2014
	Legacy (1)	Taylor Capital Acquired (2)	Total	% of Total	Legacy (1)	Taylor Capital Acquired (2)	Total	% of Total
Commercial related credits:
Commercial loans	$2,317,367	$1,037,522	$3,354,889	37%	$1,841,851	$1,403,355	$3,245,206	36%
Commercial loans collateralized by assignment of lease payments	1,585,539	105,327	1,690,866	18	1,574,046	118,212	1,692,258	18
Commercial real estate	1,786,310	753,681	2,539,991	28	1,652,398	892,469	2,544,867	28
Construction real estate	128,849	60,750	189,599	2	112,024	135,044	247,068	3
Total commercial related credits	5,818,065	1,957,280	7,775,345	85	5,180,319	2,549,080	7,729,399	85
Other loans:
Residential real estate	340,126	192,992	533,118	6	326,330	176,957	503,287	5
Indirect vehicle	301,482	2,295	303,777	3	266,334	2,506	268,840	3
Home equity	211,359	19,119	230,478	3	227,324	24,585	251,909	3
Other consumer loans	85,856	607	86,463	1	77,408	729	78,137	1
Total other loans	938,823	215,013	1,153,836	13	897,396	204,777	1,102,173	12
Total loans excluding purchased credit-impaired loans	6,756,888	2,172,293	8,929,181	98	6,077,715	2,753,857	8,831,572	97
Purchased credit-impaired loans	58,946	105,829	164,775	2	77,352	174,293	251,645	3
Total loans	$6,815,834	$2,278,122	$9,093,956	100%	$6,155,067	$2,928,150	$9,083,217	100%

(1)
Legacy loans include all loans other than those acquired through the Merger, including loans acquired in connection with our FDIC-assisted transactions and our other acquisition transactions, as well as new loans originated subsequent to the Merger.

(2)	Represents loans acquired through the Merger that have not yet been renewed. These balances will decrease to zero over time.

Gross loans, excluding purchased credit-impaired and covered loans, increased by $97.6 million to $8.9 billion at June 30, 2015 from December 31, 2014. Gross loans increased by $10.7 million to $9.1 billion at June 30, 2015 from $9.1 billion at December 31, 2014. This increase was primarily due to increases in commercial related loans.

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

The following table sets forth the amounts of non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2015	December 31, 2014	June 30, 2014
Non-performing loans:
Non-accruing loans	$91,943	$82,733	$108,414
Loans 90 days or more past due, still accruing interest	6,112	4,354	2,363
Total non-performing loans	98,055	87,087	110,777
Other real estate owned	28,517	19,198	20,306
Repossessed assets	78	93	73
Total non-performing assets	$126,650	$106,378	$131,156
Total allowance for loan and lease losses	$120,070	$110,026	$100,910
Accruing restructured loans (1)	16,875	15,603	26,793
Total non-performing loans to total loans	1.08%	0.96%	1.99%
Total non-performing assets to total assets	0.84	0.73	1.34
Allowance for loan and lease losses to non-performing loans	122.45	126.34	91.09

(1)	Accruing restructured loans consists primarily of residential real estate and home equity loans that have been modified and are performing in accordance with those modified terms.

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

Other real estate owned that is related to our FDIC-assisted transactions is excluded from non-performing assets.  Other real estate owned related to the Heritage, Benchmark, Broadway, and New Century FDIC-assisted transactions totaled $15.0 million and $18.2 million at June 30, 2015 and December 31, 2014, respectively, much of which is subject to the loss-share agreements with the FDIC.  See Note 6 of the notes to our consolidated financial statements for further information.

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the six months ended June 30, 2015 and 2014 (in thousands):

	June 30,
	2015	2014
Beginning balance	$19,198	$23,289
Transfers in at fair value less estimated costs to sell	13,210	651
Fair value adjustments	(1,842)	(426)
Net gains on sales of other real estate owned	292	100
Cash received upon disposition	(2,341)	(3,308)
Ending balance	$28,517	$20,306

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

	June 30, 2015	December 31, 2014

Commercial loans	$81,650	$16,065
Commercial loans collateralized by assignment of lease payments	1,508	2,264
Commercial real estate	33,285	37,322
Total	$116,443	$55,651

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

EDFs are multiplied by individual loan balances in each risk-rating category and again multiplied by an historical loss given default estimate for each loan type (which incorporates estimated recoveries) to determine the appropriate allowance by loan type. This approach is applied to the commercial, lease, commercial real estate, and construction real estate components of the portfolio.

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

The commercial related general loss reserve was $89.6 million as of June 30, 2015 and $85.1 million as of December 31, 2014. The increase in the commercial related general loss reserve was due to the provision related to the acquired Taylor Capital loans. Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

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

The total commercial related specific reserves component of the allowance was $11.3 million as of June 30, 2015 compared to $5.2 million as of December 31, 2014.

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $19.1 million at June 30, 2015 and $19.8 million at December 31, 2014.

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

We recorded $10.4 million in provision for credit losses for acquired loans related to the non-purchase credit impaired (non-PCI) Taylor loans as accounted for in accordance with ASC 310-20 for the six months ended June 30, 2015. No additional provisions were recorded on the purchase credit impaired (PCI) Taylor loans accounted for in accordance with ASC 310-30.

The provision for credit losses for non-PCI Taylor loans is calculated using a process similar to the one used for the MBFI legacy portfolio. A general loan loss reserve is calculated for the Taylor renewed and non-renewed loans separately using the same loan loss reserve model used for MBFI legacy loans. The general loan loss reserve is calculated for the four categories of commercial-related loans in our portfolio: commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans. The probability of loans defaulting for each risk rating (referred to as default factors) is estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time. The default factors are multiplied by individual loan balances in each risk rating category and again multiplied by an historical loss given default estimate for each loan type to determine the appropriate allowance. The acquired Taylor loans are risk rated using the MBFI rating methodology. The general loan loss reserve amount is adjusted upward to reflect uncertainty regarding the performance of the acquired portfolios due to our limited history with the borrowers.

For Taylor non-PCI loans that renewed during the period (quarter or year to date), the default factors are multiplied by the loan balance and loss given default estimate to calculate the required reserves. The amount of required reserves is recognized as a provision for credit losses in the statement of operations. For Taylor non-PCI loans that are not renewed subsequent to the merger consummation, the default factors are multiplied by the loan balance and the historical loss given default estimate. The resulting general loan loss reserve is compared to the remaining acquisition accounting discounts related to credit on the non-PCI loans, with the excess to be recognized as a provision for credit losses in the statement of operations.

The following table presents an analysis of the allowance for loan and lease losses for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Balance at beginning of period	$117,189	$108,395	$114,057	$113,462
Provision for credit losses - legacy	(600)	(1,950)	(1,150)	(800)
Provision for credit losses - acquired Taylor Capital loan portfolio	4,896	—	10,420	—
Charge-offs:
Commercial loans	57	446	626	536
Commercial loans collateralized by assignment of lease payments	100	40	100	40
Commercial real estate	108	1,727	2,142	8,883
Construction real estate	3	14	6	70
Residential real estate	318	433	897	698
Home equity	276	817	720	1,436
Indirect vehicles	627	583	1,501	1,503
Other consumer loans	500	590	924	1,085
Total charge-offs	1,989	4,650	6,916	14,251
Recoveries:
Commercial loans	816	696	1,058	2,324
Commercial loans collateralized by assignment of lease payments	340	130	1,089	130
Commercial real estate	2,561	567	3,936	1,052
Construction real estate	35	77	37	176
Residential real estate	8	6	80	525
Home equity	160	127	261	260
Indirect vehicles	545	439	1,020	881
Other consumer loans	169	68	238	146
Total recoveries	4,634	2,110	7,719	5,494
Net (recoveries) charge-offs	(2,645)	2,540	(803)	8,757
Allowance for credit losses	124,130	103,905	124,130	103,905
Allowance for unfunded credit commitments	(4,060)	(2,995)	(4,060)	(2,995)
Allowance for loan and lease losses	$120,070	$100,910	$120,070	$100,910
Total loans	$9,093,956	$5,556,724	$9,093,956	$5,556,724
Ratio of allowance to total loans	1.32%	1.82%	1.32%	1.82%
Ratio of (recoveries) net charge-offs to average loans	(0.12)	0.18	(0.02)	0.32

Net recoveries of $803 thousand were recorded in the six months ended June 30, 2015 compared to net charge-offs of $8.8 million in the six months ended June 30, 2014. A provision for credit losses of $9.3 million was recorded for the six months ended June 30, 2015 compared to a negative provision of $800 thousand for the six months ended June 30, 2014.

The provision for credit losses for the six months ended June 30, 2015 included a negative provision for credit losses of $1.2 million for the legacy MB Financial portfolio and a positive provision of $10.4 million related to the acquired Taylor Capital portfolio for loan renewals subsequent to the acquisition date and the establishment of a corresponding general reserve for Taylor Capital loans in excess of the loan discount. We anticipate recording a provision related to the acquired portfolio in future quarters related to renewing Taylor Capital loans which will largely offset the accretion from non-purchase credit-impaired loans. In addition, included in the table above are net recoveries for the acquired Taylor Capital loans of $146 thousand and $670 thousand for the three and six months ended June 30, 2015, respectively.

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

Lease investments by categories follow (in thousands):

	June 30, 2015	December 31, 2014	June 30, 2014
Direct finance leases:
Minimum lease payments	$333,463	$340,602	$190,216
Estimated unguaranteed residual values	67,763	70,469	30,309
Less: unearned income	(28,805)	(31,229)	(15,518)
Direct finance leases (1)	$372,421	$379,842	$205,007
Leveraged leases:
Minimum lease payments	$6,132	$10,689	$16,620
Estimated unguaranteed residual values	938	1,586	1,908
Less: unearned income	(271)	(540)	(979)
Less: related non-recourse debt	(5,948)	(10,330)	(15,979)
Leveraged leases (1)	$851	$1,405	$1,570
Operating leases:
Equipment, at cost	$269,206	$257,495	$218,688
Less accumulated depreciation	(101,240)	(94,662)	(91,494)
Lease investments, net	$167,966	$162,833	$127,194

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leverage leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $45.4 million at June 30, 2015, $38.5 million at December 31, 2014 and $27.0 million at June 30, 2014.

At June 30, 2015, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2015	$4,656	$253	$7,237	$12,146
2016	7,396	562	10,088	18,046
2017	20,272	104	9,535	29,911
2018	14,878	19	9,184	24,081
2019	9,675	—	5,776	15,451
Thereafter	10,886	—	17,700	28,586
	$67,763	$938	$59,520	$128,221

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are generally reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $1 million per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees participate. Often times, there are several individual lease schedules under one master lease. There were 3,848 leases at June 30, 2015 compared to 3,793 at December 31, 2014.  The average residual value per lease schedule was approximately $33 thousand at June 30, 2015 and December 31, 2014.  The average residual value per master lease schedule was approximately $141 thousand at June 30, 2015 and $155 thousand at December 31, 2014, respectively.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities were $46.0 million for the six months ended June 30, 2015 compared to net cash flows provided by operating activities of $101.7 million for the six months ended June 30, 2014.  The change is primarily due to the increase in net originations of loans held for sale as a result of the acquisition of the mortgage operations through the Merger.

Cash flows from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the six months ended June 30, 2015, the Company had net cash flows used in investing activities of $220.9 million compared to net cash flows provided by investing activities of $71.8 million for the six months ended June 30, 2014.  The change is primarily due to the increase in investment securities purchases and less of a decrease in loans during the six months ended June 30, 2015.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the six months ended June 30, 2015, the Company had net cash flows provided by financing activities of $297.2 million compared to net cash flows provided by financing activities of $114.4 million for the six months ended June 30, 2014.  The change in cash flows from financing activities was primarily due to a net increase in short-term borrowings partly offset by a decrease in deposits compared to the increase during the six months ended June 30, 2014.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at June 30, 2015, there were no firm lending commitments in place, management believes that we could borrow approximately $308 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago ("FHLB").  As of June 30, 2015, the Company had $1.1 billion outstanding in FHLB advances, and could borrow an additional amount of approximately $637.9 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of June 30, 2015, the Company had approximately $1.9 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. In addition, the Company has a $35.0 million unsecured line of credit with a correspondent bank. As of June 30, 2015, none was outstanding. The holding company had $60.8 million in cash as of June 30, 2015.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations at June 30, 2015 as compared to December 31, 2014.

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

At June 30, 2015, the Company’s total risk-based capital ratio was 13.07%, Tier 1 capital to risk-weighted assets ratio was 12.06%, common equity Tier 1 capital to risk-weighted assets ratio was 9.66% and Tier 1 capital to average asset ratio was

10.69%. At June 30, 2015, MB Financial Bank’s total risk-based capital ratio was 12.32%, Tier 1 capital to risk-weighted assets ratio was 11.31%, common equity Tier 1 capital to risk-weighted assets ratio was 11.31% and Tier 1 capital to average asset ratio was 10.02%. MB Financial Bank was categorized as “Well-Capitalized” at June 30, 2015 under the regulations of the Office of the Comptroller of the Currency.

Non-GAAP Financial Information

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include net interest income on a fully tax equivalent basis, net interest margin on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis excluding the effect of the acquisition accounting discount accretion on loans acquired through the Merger. Our management uses these non-GAAP measures, together with the related GAAP measures, in its analysis of our performance and in making business decisions. Management also uses these measures for peer comparisons. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. Management also believes that presenting net interest margin on a tax equivalent basis excluding the effect of the acquisition accounting discount accretion on loans acquired through the Merger is useful in assessing the impact of acquisition accounting on net interest margin, as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off our balance sheet. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis excluding the effect of the acquisition accounting discount accretion on loans acquired through the Merger to net interest margin are contained in the tables under “Net Interest Margin.”

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2015 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.

The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2015 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates. Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10%, and 6%, respectively, in the first three months, 11%, 26%, and 15%, respectively, in the next nine months, 52%, 58%, and 57%, respectively, from one year to five years, and 33%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$141,804	$470	$1,880	$—	$144,154
Investment securities	263,927	364,578	1,467,425	839,648	2,935,578
Loans held for sale	801,343	—	—	—	801,343
Loans, including covered loans	4,132,159	1,590,132	3,198,035	173,630	9,093,956
Total interest earning assets	$5,339,238	$1,955,180	$4,667,340	$1,013,278	$12,975,036
Interest Bearing Liabilities:
NOW and money market deposit accounts	$270,467	$736,238	$2,107,348	$728,211	$3,842,264
Savings deposits	53,183	149,922	551,412	216,358	970,875
Time deposits	436,348	737,522	491,663	5,137	1,670,670
Short-term borrowings	1,175,807	59,750	133,289	13,789	1,382,635
Long-term borrowings	5,419	55,278	27,088	1,854	89,639
Junior subordinated notes issued to capital trusts	185,971	—	—	—	185,971
Total interest bearing liabilities	$2,127,195	$1,738,710	$3,310,800	$965,349	$8,142,054
Rate sensitive assets (RSA)	$5,339,238	$7,294,418	$11,961,758	$12,975,036	$12,975,036
Rate sensitive liabilities (RSL)	2,127,195	3,865,905	7,176,705	8,142,054	8,142,054
Cumulative GAP (GAP=RSA-RSL)	3,212,043	3,428,513	4,785,053	4,832,982	4,832,982
RSA/Total assets	35.55%	48.57%	79.65%	86.40%	86.40%
RSL/Total assets	14.16	25.74	47.79	54.21	54.21
GAP/Total assets	21.39	22.83	31.86	32.18	32.18
GAP/RSA	60.16	47.00	40.00	37.25	37.25

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	June 30, 2015		December 31, 2014
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$23,740	5.21%	$19,270	4.60%
+ 1.00%	11,177	2.45	7,930	1.89
- 1.00%	(20,453)	(4.49)	(20,299)	(4.85)

In the interest rate sensitivity table above, changes in net interest income between June 30, 2015 and December 31, 2014 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to higher cost certificates of deposit in a rising rate environment.

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

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2015 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended June 30, 2015, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended June 30, 2015 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
April 1, 2015 — April 30, 2015	2,666	$30.83	—	—
May 1, 2015 — May 31, 2015	—	—	—	—
June 1, 2015 — June 30, 2015	108,402	32.57	93,700	$46,945
Total	111,068	$32.53	93,700

(1)	Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.

In the second quarter of 2015, the Company's Board of Directors authorized the Company to purchase up to $50 million of the Company's common stock from time to time over twelve-month period, subject to market conditions and other factors. The Company repurchased $3.1 million, or approximately 93,700 shares, of its common stock in the second quarter of 2015.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

Date:	July 31, 2015	By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2015	By:	/s/Jill E. York
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
Separation Agreement by and between MB Financial Bank, National Association, and Larry J. Kallembach (incorporated herein by reference to Exhibit 10.4E to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-36599))

10.5
Form of Letter Agreement dated December 4, 2008 between MB Financial, Inc. and each of Mitchell Feiger, Jill E. York, Larry J. Kallembach, Brian Wildman, Rosemarie Bouman, and Susan Peterson relating to the TARP Capital Purchase Program (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.5A
Form of Compensation Amendment and Waiver Agreement under the TARP Capital Purchase Program between MB Financial, Inc. and certain employees (incorporated herein by reference to Exhibit 10.5A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 0-24566-01))

10.5B
Form of Compensation Amendment and Waiver Agreement under the TARP Capital Purchase Program between MB Financial, Inc. and each of Mark A. Heckler and Edward F. Milefchik (incorporated herein by reference to Exhibit 10.5B to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 0-24566-01))

10.7
MB Financial, Inc. Third Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”) (incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement filed on April 11, 2014 (File No. 0-24566-01))

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

101
The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith