Form 10-Q
period 2015-09-30
MB FINANCIAL INC /MD
filed 2015-11-04
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

There were issued and outstanding 73,687,703 shares of the Registrant’s common stock as of November 4, 2015.

MB FINANCIAL, INC.

FORM 10-Q

September 30, 2015

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$234,220	$256,804
Interest earning deposits with banks	66,025	55,277
Total cash and cash equivalents	300,245	312,081
Investment securities:
Securities available for sale, at fair value	1,551,238	1,654,752
Securities held to maturity, at amortized cost ($1,263,212 fair value at September 30, 2015 and $1,035,061 at December 31, 2014)	1,224,852	993,380
Non-marketable securities - FHLB and FRB stock	91,400	75,569
Total investment securities	2,867,490	2,723,701
Loans held for sale	676,020	737,209
Loans:
Total loans, excluding purchased credit impaired loans	9,233,488	8,831,572
Purchased credit impaired loans	155,693	251,645
Total loans	9,389,181	9,083,217
Less: Allowance for loan and lease losses	124,626	110,026
Net loans	9,264,555	8,973,191
Lease investments, net	184,223	162,833
Premises and equipment, net	234,115	238,377
Cash surrender value of life insurance	136,089	133,562
Goodwill	711,521	711,521
Other intangibles	37,520	38,006
Mortgage servicing rights, at fair value	148,097	235,402
Other real estate owned, net	29,587	19,198
Other real estate owned related to FDIC-assisted transactions	13,825	19,328
Other assets	346,814	297,690
Total assets	$14,950,101	$14,602,099
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$4,434,067	$4,118,256
Interest bearing	6,820,511	6,872,686
Total deposits	11,254,578	10,990,942
Short-term borrowings	940,529	931,415
Long-term borrowings	95,175	82,916
Junior subordinated notes issued to capital trusts	186,068	185,778
Accrued expenses and other liabilities	410,523	382,762
Total liabilities	12,886,873	12,573,813
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 10,000,000 shares at September 30, 2015 and December 31, 2014; Series A, 8% perpetual non-cumulative, 4,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, $25 liquidation value)	115,280	115,280
Common stock, ($0.01 par value; authorized 100,000,000 shares at September 30, 2015 and December 31, 2014; issued 75,565,174 shares at September 30, 2015 and 75,067,482 shares at December 31, 2014)	756	751
Additional paid-in capital	1,277,348	1,267,761
Retained earnings	702,789	629,677
Accumulated other comprehensive income	20,968	20,356
Less: 1,788,978 and 296,715 shares of treasury common stock, at cost, at September 30, 2015 and December 31, 2014, respectively	(55,258)	(6,974)
Controlling interest stockholders’ equity	2,061,883	2,026,851
Noncontrolling interest	1,345	1,435
Total stockholders’ equity	2,063,228	2,028,286
Total liabilities and stockholders’ equity	$14,950,101	$14,602,099

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest income:
Loans:
Taxable	$100,573	$79,902	$298,187	$187,497
Nontaxable	2,283	2,265	6,716	6,819
Investment securities:
Taxable	9,655	11,028	29,591	27,968
Nontaxable	10,752	9,041	30,005	25,393
Federal funds sold	—	14	—	23
Other interest earning accounts	89	211	208	601
Total interest income	123,352	102,461	364,707	248,301
Interest expense:
Deposits	5,102	4,615	14,301	12,138
Short-term borrowings	395	231	1,027	426
Long-term borrowings and junior subordinated notes	1,886	2,003	5,542	4,725
Total interest expense	7,383	6,849	20,870	17,289
Net interest income	115,969	95,612	343,837	231,012
Provision for credit losses	5,358	3,109	14,628	2,309
Net interest income after provision for credit losses	110,611	92,503	329,209	228,703
Non-interest income:
Lease financing, net	20,000	17,719	60,644	45,768
Mortgage banking revenue	30,692	16,823	90,884	17,069
Commercial deposit and treasury management fees	11,472	9,345	33,572	23,595
Trust and asset management fees	6,002	5,712	17,468	16,324
Card fees	3,335	3,836	11,671	9,841
Capital markets and international banking fees	2,357	1,472	5,793	3,810
Consumer and other deposit service fees	3,499	3,362	9,842	9,453
Brokerage fees	1,281	1,145	4,502	3,826
Loan service fees	1,531	1,069	4,369	2,950
Increase in cash surrender value of life insurance	852	855	2,527	2,516
Net gain (loss) on investment securities	371	(3,246)	(173)	(3,016)
Net gain (loss) on sale of assets	1	(7)	(2)	(24)
Gain on extinguishment of debt	—	1,895	—	1,895
Other operating income	858	1,107	5,371	3,620
Total non-interest income	82,251	61,087	246,468	137,627
Non-interest expenses:
Salaries and employee benefits	87,891	79,492	258,822	170,491
Occupancy and equipment	12,458	11,742	37,575	30,852
Computer services and telecommunication	8,567	11,506	26,008	21,669
Advertising and marketing	2,578	2,235	7,521	6,537
Professional and legal	1,801	8,864	6,884	12,210
Other intangibles amortization	1,542	1,470	4,569	3,884
Branch exit and facilities impairment charges	70	—	7,899	—
Net loss recognized on other real estate owned and other related expenses	577	2,178	2,197	3,289
Prepayment fees on interest bearing liabilities	—	—	85	—
Other operating expenses	18,782	24,714	55,363	47,346
Total non-interest expenses	134,266	142,201	406,923	296,278
Income before income taxes	58,596	11,389	168,754	70,052
Income tax expense	18,318	4,488	53,413	20,076
Net income	40,278	6,901	115,341	49,976
Dividends on preferred shares	2,000	2,000	6,000	2,000
Net income available to common stockholders	$38,278	$4,901	$109,341	$47,976

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Common share data:
Basic earnings per common share	$0.52	$0.08	$1.47	$0.83
Diluted earnings per common share	0.51	0.08	1.45	0.82
Weighted average common shares outstanding for basic earnings per common share	74,297,281	63,972,902	74,478,164	57,795,094
Diluted weighted average common shares outstanding for diluted earnings per common share	75,029,827	64,457,978	75,154,585	58,341,927

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$40,278	$6,901	$115,341	$49,976
Unrealized holding gains on investment securities, net of reclassification adjustments	4,989	5,589	3,507	16,089
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale	(1,010)	106	(2,669)	(2,509)
Reclassification adjustments for (gains) losses included in net income	(371)	3,246	173	3,016
Other comprehensive income, before tax	3,608	8,941	1,011	16,596
Income tax benefit related to items of other comprehensive income	(1,418)	(3,544)	(399)	(6,548)
Other comprehensive income, net of tax	2,190	5,397	612	10,048
Comprehensive income	$42,468	$12,298	$115,953	$60,024

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2015 and 2014
(Amounts in thousands, except per share data) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2013	$—	$551	$738,053	$581,998	$8,383	$(3,747)	$1,444	$1,326,682
Net income	—	—	—	49,976	—	—	220	50,196
Other comprehensive income, net of tax	—	—	—	—	10,048	—	—	10,048
Issuance of preferred stock	115,280	—	—	—	—	—	—	115,280
Issuance of common stock due to business combination	—	196	518,796	—	—	—	—	518,992
Cash dividends declared on preferred shares	—	—	—	(2,000)	—	—	—	(2,000)
Cash dividends declared on common shares ($0.38 per share)	—	—	—	(23,877)	—	—	—	(23,877)
Restricted common stock activity, net of tax	—	2	753	—	—	60	—	815
Stock option activity, net of tax	—	2	483	—	—	—	—	485
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	372	—	—	(3,005)	—	(2,633)
Stock-based compensation expense	—	—	6,593	—	—	—	—	6,593
Distributions to noncontrolling interest	—	—	—	—	—	—	(213)	(213)
Balance at September 30, 2014	$115,280	$751	$1,265,050	$606,097	$18,431	$(6,692)	$1,451	$2,000,368

Balance at December 31, 2014	$115,280	$751	$1,267,761	$629,677	$20,356	$(6,974)	$1,435	$2,028,286
Net income	—	—	—	115,341	—	—	211	115,552
Other comprehensive loss, net of tax	—	—	—	—	612	—	—	612
Issuance of common stock	—	—	218	—	—	—	—	218
Cash dividends declared on preferred shares	—	—	—	(6,000)	—	—	—	(6,000)
Cash dividends declared on common shares ($0.48 per share)	—	—	—	(36,229)	—	—	—	(36,229)
Restricted common stock activity, net of tax	—	5	(1,841)	—	—	2,876	—	1,040
Stock option activity, net of tax	—	—	(133)	—	—	—	—	(133)
Repurchase of common shares	—	—	—	—	—	(47,215)	—	(47,215)
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	360	—	—	(3,945)	—	(3,585)
Stock-based compensation expense	—	—	10,983	—	—	—	—	10,983
Distributions to noncontrolling interest	—	—	—	—	—	—	(301)	(301)
Balance at September 30, 2015	$115,280	$756	$1,277,348	$702,789	$20,968	$(55,258)	$1,345	$2,063,228

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$115,341	$49,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and leased equipment	45,550	42,645
Branch exit and facilities impairment charges	7,899	—
Compensation expense for share-based payment plans	10,983	6,593
Net loss (gain) on sales of premises and equipment and leased equipment	1,800	(1,612)
Amortization of other intangibles	4,569	3,884
Provision for credit losses	14,628	2,309
Deferred income tax expense	13,521	22,192
Amortization of premiums and discounts on investment securities, net	35,441	33,661
Amortization of premiums and discounts on loans, net	(26,365)	(8,350)
Accretion of FDIC indemnification asset	(72)	(92)
Net loss on investment securities	173	3,016
Proceeds from sale of loans held for sale	5,500,778	873,877
Origination of loans held for sale	(5,450,842)	(745,677)
Net gain on sale of loans held for sale	(25,449)	(7,285)
Change in fair value of mortgage servicing rights	40,568	(7,517)
Net loss on other real estate owned	2,070	1,674
Net (gain) loss on other real estate owned related to FDIC-assisted transactions	(296)	473
Increase in cash surrender value of life insurance	(2,527)	(2,516)
(Increase) decrease in other assets, net	(120,160)	77,888
Increase in other liabilities, net	(8,576)	(46,942)
Net cash provided by operating activities	159,034	298,197
Cash Flows From Investing Activities
Decrease in federal funds sold	—	42,950
Proceeds from sales of investment securities available for sale	28,356	463,306
Proceeds from maturities and calls of investment securities available for sale	206,378	195,219
Purchases of investment securities available for sale	(148,374)	(204,274)
Proceeds from maturities and calls of investment securities held to maturity	61,521	28,338
Purchases of investment securities held to maturity	(295,857)	(116,973)
Purchases of non-marketable securities - FHLB and FRB stock	(35,831)	(15)
Redemption of non-marketable securities - FHLB and FRB stock	20,000	26,483
Net (increase) decrease in loans	(248,219)	248,886
Purchases of mortgage servicing rights	(785)	(489)
Proceeds from sale of mortgage servicing rights	103,105	—
Purchases of premises and equipment and leased equipment	(64,149)	(46,865)
Proceeds from sales of premises and equipment and leased equipment	3,993	7,499
Proceeds from sale of other real estate owned	3,153	8,390
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	9,674	11,022
Net cash acquired in business acquisition	—	25,249
Net proceeds from FDIC related covered assets	(6,831)	(189)
Net cash (used in) provided by investing activities	(363,866)	688,537
Cash Flows From Financing Activities
Net increase (decrease) in deposits	263,636	(95,924)
Net increase (decrease) in short-term borrowings	9,114	(862,029)
Proceeds from long-term borrowings	27,159	23,940
Principal paid on long-term borrowings	(14,900)	(8,830)
Redemption of junior subordinated notes issued to capital trusts	—	(45,369)
Treasury stock transactions, net	(50,800)	(2,633)
Stock options exercised	499	902
Excess tax expense from share-based payment arrangements	241	316
Dividends paid on preferred stock	(6,000)	—
Dividends paid on common stock	(35,953)	(23,770)
Net cash provided by (used in) financing activities	192,996	(1,013,397)
Net increase in cash and cash equivalents	$(11,836)	$(26,663)
Cash and cash equivalents:
Beginning of period	312,081	473,459
End of period	$300,245	$446,796

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in Thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$21,656	$15,911
Income tax (refunds) payments, net	(4,958)	17,300
Supplemental Schedule of Noncash Investing Activities:
Investment securities held to maturity purchased not settled	$11,656	$—
Transfer of investment securities held to maturity to investment securities available for sale	—	273,471
Loans held for sale transferred to loans held for investment	44,078	—
Loans transferred to other real estate owned	15,611	872
Loans transferred to other real estate owned related to FDIC-assisted transactions	3,221	13,179
Loans transferred to repossessed vehicles	777	609
Operating leases rewritten as direct finance leases included as loans	6,940	4,696
Supplemental Schedule of Noncash Investing Activities From Acquisitions:
Noncash assets acquired:
Investment securities available for sale	$—	$826,691
Investment securities held to maturity	—	22,599
Non-marketable securities - FHLB and FRB stock	—	50,620
Loans held for sale		670,671
Loans	—	3,532,211
Lease investments	—	11,885
Premises and equipment	—	19,701
Goodwill	—	288,152
Core deposit intangible	—	20,079
Mortgage servicing rights	—	224,453
Other real estate owned	—	4,720
Other assets	—	130,478
Total noncash assets acquired	$—	$5,802,260
Liabilities assumed:
Deposits	$—	$3,953,213
Short-term borrowings	—	1,035,800
Junior subordinated notes issued to capital trusts	—	80,843
Other liabilities	—	123,028
Total liabilities assumed	$—	$5,192,884

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

 These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.
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

ASC Topic 606 "Revenue from Contracts with Customers." New authoritative accounting guidance under ASC Topic 606, "Revenue from Contracts with Customers" amended prior guidance to require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new authoritative guidance was initially effective for reporting periods after January 1, 2017 but was deferred to January 1, 2018. The Company is evaluating the new guidance but does not expect it to have a significant impact on the Company's statements of operations or financial condition.

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

ASC Topic 805 “Business Combinations.” New authoritative accounting guidance under ASC Topic 805, “Business Combinations” amended prior guidance to require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new guidance requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. It also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of acquisition date. The new authoritative guidance will be effective for reporting periods after January 1, 2016 and is not expected to have a significant impact on the Company's statements of operations or financial condition.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Distributed earnings allocated to common stock	$12,733	$10,545	$36,227	$23,877
Undistributed earnings	27,545	(3,644)	79,114	26,099
Net income	40,278	6,901	115,341	49,976
Less: preferred stock dividends	2,000	2,000	6,000	2,000
Net income available to common stockholders	38,278	4,901	109,341	47,976
Less: earnings allocated to participating securities	2	—	5	1
Earnings allocated to common stockholders	$38,276	$4,901	$109,336	$47,975
Weighted average shares outstanding for basic earnings per common share	74,297,281	63,972,902	74,478,164	57,795,094
Dilutive effect of equity awards	732,546	485,076	676,421	546,833
Weighted average shares outstanding for diluted earnings per common share	75,029,827	64,457,978	75,154,585	58,341,927
Basic earnings per common share	$0.52	$0.08	$1.47	$0.83
Diluted earnings per common share	0.51	0.08	1.45	0.82

Note 4.	Business Combination

On August 18, 2014, the Company acquired Taylor Capital Group, Inc. (“Taylor Capital”), a bank holding company and the parent company of Cole Taylor Bank, a commercial bank headquartered in Chicago, through the merger (the “Merger”) of Taylor Capital with and into the Company, followed immediately by the merger of Cole Taylor Bank with and into MB Financial Bank. This transaction solidified the Company's market position in Chicago and diversified its revenue streams. At the effective time of the Merger (the “Effective Time”), each share of the common stock of Taylor Capital and each share of nonvoting convertible preferred stock of Taylor Capital converted into the right to receive (1) 0.64318 of a share of the common stock of the Company, and (2) $4.08 in cash. All “in-the-money” Taylor Capital stock options and warrants outstanding immediately prior to the Effective Time were canceled in exchange for the right to receive a cash payment as provided in the merger agreement, as were the outstanding unvested restricted stock awards of Taylor Capital; however, the cash consideration payable for such restricted stock awards will remain subject to vesting or other lapse restrictions. Each share of Taylor Capital’s perpetual non-cumulative preferred stock, Series A, converted into the right to receive one share of the Company’s perpetual non-cumulative preferred stock, Series A.

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

Estimated fair values of the assets acquired and liabilities assumed in the Taylor Capital transaction, as of the closing date of the transaction, were as follows (in thousands):

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

In accordance with ASC 310-30, for both purchased non-impaired loans and purchased credit-impaired loans ("PCI loans"), the loans are pooled by loan type and the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan pools when there is a reasonable expectation about the amount and timing of such cash flows.

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

The Company recorded $9.6 million and $28.3 million in pre-tax merger related expenses for the nine months ended September 30, 2015 and 2014, respectively. These merger related expenses primarily relate to retention and severance compensation costs, professional and legal fees and branch exit and facilities impairment charges. The data processing systems were converted in September 2014.

The following table provides the unaudited pro forma information for the results of operations for the three and nine months ended September 30, 2014, as if the acquisition had occurred January 1, 2014. The pro forma results combine the historical results of Taylor Capital into the Company's consolidated statement of operations including the impact of certain purchase accounting adjustments including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2014. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. Net income in the table below includes merger related expenses.

	Pro Forma
	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
(in thousands)
Total revenues (net interest income plus non-interest income)	$199,207	$583,483
Net income	11,156	77,527

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as Taylor Capital was merged into the Company and separate financial information is not readily available.

Note 5.	Investment Securities

Amortized cost and fair value of investment securities were as follows as of the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Available for Sale
U.S. Government sponsored agencies and enterprises	$64,008	$1,453	$—	$65,461
States and political subdivisions	379,015	20,289	(30)	399,274
Residential mortgage-backed securities	683,955	10,379	(1,109)	693,225
Commercial mortgage-backed securities	150,836	3,618	(253)	154,201
Corporate bonds	228,711	1,843	(2,303)	228,251
Equity securities	10,701	125	—	10,826
Total Available for Sale	1,517,226	37,707	(3,695)	1,551,238
Held to Maturity
States and political subdivisions	1,002,963	30,098	(2,053)	1,031,008
Residential mortgage-backed securities	221,889	10,315	—	232,204
Total Held to Maturity	1,224,852	40,413	(2,053)	1,263,212
Total	$2,742,078	$78,120	$(5,748)	$2,814,450
December 31, 2014
Available for Sale
U.S. Government sponsored agencies and enterprises	$64,612	$1,281	$(20)	$65,873
States and political subdivisions	390,076	20,846	(68)	410,854
Residential mortgage-backed securities	713,413	8,977	(1,827)	720,563
Commercial mortgage-backed securities	186,110	1,772	(220)	187,662
Corporate bonds	259,526	2,428	(2,751)	259,203
Equity securities	10,531	66	—	10,597
Total Available for Sale	1,624,268	35,370	(4,886)	1,654,752
Held to Maturity
States and political subdivisions	752,558	30,089	(382)	782,265
Residential mortgage-backed securities	240,822	11,974	—	252,796
Total Held to Maturity	993,380	42,063	(382)	1,035,061
Total	$2,617,648	$77,433	$(5,268)	$2,689,813

The Company has no direct exposure to the State of Illinois, but approximately 22% of the state and political subdivisions portfolio consisted of securities issued by municipalities located in Illinois as of September 30, 2015. Approximately 95% of such securities were general obligation issues as of September 30, 2015.

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at September 30, 2015 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$8,600	$(29)	$1,454	$(1)	$10,054	$(30)
Residential mortgage-backed securities	125,856	(650)	38,702	(459)	164,558	(1,109)
Commercial mortgage-backed securities	11,861	(253)	—	—	11,861	(253)
Corporate bonds	47,537	(328)	9,025	(1,975)	56,562	(2,303)
Total Available for Sale	193,854	(1,260)	49,181	(2,435)	243,035	(3,695)
Held to Maturity
States and political subdivisions	188,854	(1,890)	6,731	(163)	195,585	(2,053)
Total	$382,708	$(3,150)	$55,912	$(2,598)	$438,620	$(5,748)

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

The total number of security positions in the investment portfolio in an unrealized loss position at September 30, 2015 was 214 compared to 168 at December 31, 2014. This increase, as well as the increase in securities in a continuous unrealized loss position from December 31, 2014 to September 30, 2015, was mainly attributable to securities issued by states and political subdivisions in the investment securities portfolio.  Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether the Company is more likely than not to sell the security before recovery of its cost basis.

As of September 30, 2015, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2015, management believes the impairments detailed in the table above are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

Net gains (losses) recognized on investment securities available for sale were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Realized gains	$371	$921	$1,454	$1,246
Realized losses	—	(4,167)	(1,627)	(4,170)
Impairment charges	—	—	—	(92)
Net gains (losses)	$371	$(3,246)	$(173)	$(3,016)

The amortized cost and fair value of investment securities as of September 30, 2015 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$19,082	$19,156
Due after one year through five years	292,719	294,245
Due after five years through ten years	37,547	39,016
Due after ten years	322,386	340,569
Equity securities	10,701	10,826
Residential and commercial mortgage-backed securities	834,791	847,426
	1,517,226	1,551,238
Held to maturity:
Due in one year or less	72,969	73,139
Due after one year through five years	202,217	204,617
Due after five years through ten years	101,102	105,490
Due after ten years	626,675	647,762
Residential mortgage-backed securities	221,889	232,204
	1,224,852	1,263,212
Total	$2,742,078	$2,814,450

Investment securities with a carrying amount of $1.4 billion at September 30, 2015 and $1.5 billion at December 31, 2014 were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $1.1 billion and $980.4 million were required to be pledged at September 30, 2015 and December 31, 2014, respectively. Of those pledged, the Company had investment securities pledged as collateral for advances from the Federal Home Loan Bank of $111.1 million and $226.9 million at September 30, 2015 and December 31, 2014, respectively.

Note 6.	Loans

Loans consist of the following at (in thousands):

	September 30, 2015	December 31, 2014
Commercial loans	$3,440,632	$3,245,206
Commercial loans collateralized by assignment of lease payments	1,693,540	1,692,258
Commercial real estate	2,580,009	2,544,867
Residential real estate	607,171	503,287
Construction real estate	255,620	247,068
Indirect vehicle	345,731	268,840
Home equity	223,173	251,909
Other consumer loans	87,612	78,137
Total loans, excluding purchased credit-impaired loans	9,233,488	8,831,572
Purchased credit-impaired loans	155,693	251,645
Total loans	$9,389,181	$9,083,217

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

The Company's extension of credit is governed by its Credit Risk Policy, which was established to control the quality of the Company's loans. This policy is reviewed and approved by the Company's Board of Directors' Enterprise Risk Committee on a regular basis.

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

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  As of September 30, 2015 and December 31, 2014, the Company had $3.5 billion and $2.0 billion, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances and third party letters of credit, while only $1.8 billion and $1.3 billion were required to be pledged at September 30, 2015 and December 31, 2014, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2015 and December 31, 2014 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
September 30, 2015
Commercial	$3,424,488	$6,524	$3,435	$6,185	$16,144	$3,440,632
Commercial collateralized by assignment of lease payments	1,676,959	4,322	2,007	10,252	16,581	1,693,540
Commercial real estate
Healthcare	399,756	1,100	—	—	1,100	400,856
Industrial	368,596	—	—	793	793	369,389
Multifamily	383,603	874	1,542	1,371	3,787	387,390
Retail	423,888	1,379	4,161	1,774	7,314	431,202
Office	212,627	284	—	4,510	4,794	217,421
Other	767,781	3,294	1,429	1,247	5,970	773,751
Residential real estate	595,412	1,496	1,940	8,323	11,759	607,171
Construction real estate	255,620	—	—	—	—	255,620
Indirect vehicle	342,483	2,166	732	350	3,248	345,731
Home equity	213,828	1,584	1,918	5,843	9,345	223,173
Other consumer	87,233	191	120	68	379	87,612
Total loans, excluding purchased credit-impaired loans	9,152,274	23,214	17,284	40,716	81,214	9,233,488
Purchased credit-impaired loans	94,249	69	1,776	59,599	61,444	155,693
Total loans	$9,246,523	$23,283	$19,060	$100,315	$142,658	$9,389,181
Non-performing loan aging	$50,258	$3,981	$1,734	$40,604	$46,319	$96,577

December 31, 2014
Commercial	$3,231,571	$8,222	$—	$5,413	$13,635	$3,245,206
Commercial collateralized by assignment of lease payments	1,679,991	2,025	6,095	4,147	12,267	1,692,258
Commercial real estate
Healthcare	342,984	—	—	—	—	342,984
Industrial	333,907	944	—	3,182	4,126	338,033
Multifamily	417,504	1,377	—	1,517	2,894	420,398
Retail	432,718	2,481	652	2,325	5,458	438,176
Office	244,166	—	—	2,127	2,127	246,293
Other	754,031	307	2,421	2,224	4,952	758,983
Residential real estate	485,492	8,038	2,319	7,438	17,795	503,287
Construction real estate	246,731	—	—	337	337	247,068
Indirect vehicle	265,296	2,516	702	326	3,544	268,840
Home equity	242,756	2,717	1,039	5,397	9,153	251,909
Other consumer	78,106	16	12	3	31	78,137
Total loans, excluding purchased credit-impaired loans	8,755,253	28,643	13,240	34,436	76,319	8,831,572
Purchased credit-impaired loans	158,215	4,432	585	88,413	93,430	251,645
Total loans	$8,913,468	$33,075	$13,825	$122,849	$169,749	$9,083,217
Non-performing loan aging	$46,149	$5,764	$1,099	$34,075	$40,938	$87,087

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans, excluding purchased credit-impaired loans, as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$22,639	$—	$14,088	$—
Commercial collateralized by assignment of lease payments	8,113	3,713	2,404	3,566
Commercial real estate:
Healthcare	—	—	—	—
Industrial	1,216	—	6,371	—
Multifamily	4,029	—	5,333	—
Office	3,209	—	3,644	464
Retail	4,510	—	2,986	—
Other	12,383	90	13,541	324
Residential real estate	17,656	416	17,311	—
Construction real estate	—	—	337	—
Indirect vehicle	1,563	—	1,542	—
Home equity	16,940	—	15,171	—
Other consumer	44	56	5	—
Total	$92,302	$4,275	$82,733	$4,354

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit-impaired loans, as of September 30, 2015 and December 31, 2014 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2015
Commercial	$3,160,263	$167,652	$112,717	$—	$3,440,632
Commercial collateralized by assignment of lease payments	1,681,021	3,098	9,421	—	1,693,540
Commercial real estate
Healthcare	396,511	4,345	—	—	400,856
Industrial	350,058	17,498	1,833	—	369,389
Multifamily	381,766	737	4,887	—	387,390
Retail	420,428	5,930	4,844	—	431,202
Office	198,930	9,520	8,971	—	217,421
Other	724,466	12,896	36,389	—	773,751
Construction real estate	255,620	—	—	—	255,620
Total	$7,569,063	$221,676	$179,062	$—	$7,969,801
December 31, 2014
Commercial	$3,036,069	$178,984	$30,153	$—	$3,245,206
Commercial collateralized by assignment of lease payments	1,680,736	6,853	4,669	—	1,692,258
Commercial real estate
Healthcare	338,622	4,362	—	—	342,984
Industrial	314,225	8,817	14,991	—	338,033
Multifamily	412,824	920	6,654	—	420,398
Retail	423,842	2,740	11,594	—	438,176
Office	229,947	8,524	7,822	—	246,293
Other	708,447	22,013	28,523	—	758,983
Construction real estate	246,204	527	337	—	247,068
Total	$7,390,916	$233,740	$104,743	$—	$7,729,399

Approximately $56.1 million and $49.1 million of the substandard and doubtful loans were non-performing as of September 30, 2015 and December 31, 2014, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, which are not rated, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity, excluding purchased credit-impaired loans, as of September 30, 2015 and December 31, 2014 (in thousands):

	Performing	Non-performing	Total
September 30, 2015
Residential real estate	$589,099	$18,072	$607,171
Indirect vehicle	344,168	1,563	345,731
Home equity	206,233	16,940	223,173
Other consumer	87,512	100	87,612
Total	$1,227,012	$36,675	$1,263,687
December 31, 2014
Residential real estate	$485,976	$17,311	$503,287
Indirect vehicle	267,297	1,543	268,840
Home equity	236,739	15,170	251,909
Other consumer	78,132	5	78,137
Total	$1,068,144	$34,029	$1,102,173

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased credit-impaired loans, as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
					Three Months Ended		Nine Months Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$7,080	$7,080	$—	$—	$4,009	$—	$7,254	$—
Commercial collateralized by assignment of lease payments	—	—	—	—	—	—	1,495	47
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	3,053	3,053	—	—	3,232	—	4,923	—
Multifamily	1,754	1,754	—	—	1,874	—	1,859	17
Retail	5,072	2,119	2,953	—	3,342	—	824	—
Office	2,379	1,802	577	—	2,396	—	1,318	—
Other	811	800	11	—	849	—	1,514	—
Residential real estate	970	970	—	—	949	—	482	—
Construction real estate	—	—	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—	—	—
Home equity	1,327	927	400	—	1,327	—	667	—
Other consumer	—	—	—	—	—	—	—	—
With an allowance recorded:
Commercial	29,245	29,245	—	7,943	30,590	—	9,500	—
Commercial collateralized by assignment of lease payments	7,208	6,724	484	2,618	6,982	18	3,728	94
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	820	793	27	22	839	—	33	—
Multifamily	1,037	1,037	—	78	1,148	—	4,856	27
Retail	4,790	4,790	—	1,326	4,046	—	7,433	—
Office	2,174	2,174	—	1,697	2,215	—	2,297	—
Other	11,032	11,032	—	—	12,007	—	13,265	—
Residential real estate	15,215	13,263	1,952	2,834	12,867	—	14,083	—
Construction real estate	—	—	—	—	—	—	431	—
Indirect vehicle	215	131	84	8	272	—	310	—
Home equity	30,896	28,593	2,303	2,478	28,380	—	27,299	—
Other consumer	—	—	—	—	—	—	—	—
Total	$125,078	$116,287	$8,791	$19,004	$117,324	$18	$103,571	$185

	December 31, 2014
					Year Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$9,752	$8,992	$760	$—	$10,324	$—
Commercial collateralized by assignment of lease payments	2,316	2,316	—	—	2,569	121
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	9,115	5,858	3,257	—	7,870	—
Multifamily	1,733	1,733	—	—	1,928	52
Retail	2,025	813	1,212	—	3,465	—
Office	—	—	—	—	1,127	—
Other	1,479	1,465	14	—	5,249	—
Residential real estate	1,941	1,941	—	—	2,740	—
Construction real estate	—	—	—	—	34	—
Indirect vehicle	—	—	—	—	—	—
Home equity	577	577	—	—	762	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	7,987	7,987	—	2,395	14,227	—
Commercial collateralized by assignment of lease payments	715	715	—	105	1,515	91
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	517	513	4	130	4,982	—
Multifamily	5,680	4,709	971	996	6,354	131
Retail	9,264	7,897	1,367	720	8,547	—
Office	4,528	2,986	1,542	545	2,833	—
Other	12,612	12,527	85	136	11,022	12
Residential real estate	14,234	14,234	—	3,126	14,632	—
Construction real estate	2,707	337	2,370	162	455	—
Indirect vehicle	227	227	—	14	358	—
Home equity	25,927	25,705	222	2,153	25,672	—
Other consumer	—	—	—	—	—	—
Total	$113,336	$101,532	$11,804	$10,482	$126,665	$407

Impaired loans included accruing restructured loans of $20.1 million and $15.6 million that have been modified and are performing in accordance with those modified terms as of September 30, 2015 and December 31, 2014, respectively.  In addition, impaired loans included $21.4 million and $25.8 million of non-performing restructured loans as of September 30, 2015 and December 31, 2014, respectively.

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

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or non-performing) through the calendar year of the restructuring that the historical payment performance has been established. As of September 30, 2015 and December 31, 2014, there was one A/B structure with a recorded investment of $1.0 million, which is included above as an accruing restructured loan.

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

The following table presents loans that were restructured during the three months ended September 30, 2015 (dollars in thousands):

	September 30, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Home equity	4	$477	$477	$—
Total	4	$477	$477	$—
Non-Performing:
Indirect vehicle	7	$45	$45	$16
Home equity	4	550	550	8
Total	11	$595	$595	$24

The following table presents loans that were restructured during the nine months ended September 30, 2015 (dollars in thousands):

	September 30, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	1	$80	$80	$—
Home equity	16	4,290	4,290	—
Total	17	$4,370	$4,370	$—
Non-Performing:
Commercial real estate:
Multifamily	1	$334	$334	$—
Residential real estate	1	140	140	17
Indirect vehicle	13	75	75	23
Home equity	9	1,348	1,348	130
Total	24	$1,897	$1,897	$170

The following table presents loans that were restructured during the three months ended September 30, 2014 (dollars in thousands):

	September 30, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Non-Performing:
Residential real estate	2	$411	$411	$246
Indirect vehicle	15	95	95	38
Home equity	6	604	604	104
Total	23	$1,110	$1,110	$388

The following table presents loans that were restructured during the nine months ended September 30, 2014 (dollars in thousands):

	September 30, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Indirect vehicle	1	$5	$5	$—
Home equity	6	1,883	1,883	—
Total	7	$1,888	$1,888	$—
Non-Performing:
Commercial	1	$263	$263	$85
Commercial real estate:
Multifamily	1	158	158	40
Residential real estate	6	1,850	1,850	246
Indirect vehicle	44	262	262	65
Home equity	13	1,667	1,667	104
Total	65	$4,200	$4,200	$540

Of the troubled debt restructurings entered into during the past twelve months, $224 thousand subsequently defaulted during the nine months ended September 30, 2015.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post-restructuring or are placed on non-accrual status.

The following table presents the troubled debt restructurings activity during the nine months ended September 30, 2015 (in thousands):

	Performing	Non-performing
Beginning balance	$15,603	$25,771
Additions	4,370	1,897
Charge-offs	—	(244)
Principal payments, net	(281)	(631)
Removals	(3,417)	(1,113)
Transfer to other real estate owned	—	(482)
Transfers in	4,034	189
Transfers out	(189)	(4,034)
Ending balance	$20,120	$21,353

Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured during the nine months ended September 30, 2015 (in thousands):

	September 30, 2015

	Extended
	Maturity,		Delay in
	Amortization	Extended	Payments or
	and Reduction	Maturity and/or	Reduction of
	of Interest Rate	Amortization	Interest Rate	Total
Commercial	$—	$—	$80	$80
Commercial real estate:
Multifamily	—	334	—	334
Residential real estate	140	—	—	140
Indirect vehicle	—	—	75	75
Home equity	2,541	267	2,830	5,638
Total	$2,681	$601	$2,985	$6,267

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2015 and 2014 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
September 30, 2015
Allowance for credit losses:
Three Months Ended
Beginning balance	$39,142	$11,268	$38,076	$6,669	$12,459	$1,909	$8,412	$2,135	$4,060	$124,130
Charge-offs	1,657	1,980	170	292	5	581	358	467	—	5,510
Recoveries	456	11	2,402	337	216	334	186	118	—	4,060
Provision	5,044	985	1,216	(868)	123	512	(1,490)	484	(648)	5,358
Ending balance	$42,985	$10,284	$41,524	$5,846	$12,793	$2,174	$6,750	$2,270	$3,412	$128,038

Nine Months Ended
Beginning balance	$29,571	$9,962	$41,826	$6,646	$8,918	$1,687	$9,456	$1,960	$4,031	$114,057
Charge-offs	2,283	2,080	2,312	1,189	11	2,082	1,078	1,391	—	12,426
Recoveries	1,514	1,100	6,338	417	253	1,354	447	356	—	11,779
Provision	14,183	1,302	(4,328)	(28)	3,633	1,215	(2,075)	1,345	(619)	14,628
Ending balance	$42,985	$10,284	$41,524	$5,846	$12,793	$2,174	$6,750	$2,270	$3,412	$128,038
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$7,943	$2,618	$3,123	$2,834	$—	$8	$2,478	$—	$1,388	$20,392
Collectively evaluated for impairment	34,731	7,666	36,975	3,012	12,700	2,166	4,272	2,270	2,024	105,816
Acquired and accounted for under ASC 310-30 (1)	311	—	1,426	—	93	—	—	—	—	1,830
Total ending allowance balance	$42,985	$10,284	$41,524	$5,846	$12,793	$2,174	$6,750	$2,270	$3,412	$128,038

Loans:
Individually evaluated for impairment	$36,325	$6,724	$29,354	$14,233	$—	$131	$29,520	$—	$—	$116,287
Collectively evaluated for impairment	3,404,307	1,686,816	2,550,655	592,938	255,620	345,600	193,653	87,612	—	9,117,201
Acquired and accounted for under ASC 310-30 (1)	37,189	—	47,803	43,735	12,372	—	11,986	2,608	—	155,693
Total ending loans balance	$3,477,821	$1,693,540	$2,627,812	$650,906	$267,992	$345,731	$235,159	$90,220	$—	$9,389,181

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
September 30, 2014
Allowance for credit losses:
Three Months Ended
Beginning balance	$23,154	$9,425	$43,933	$7,495	$4,613	$1,727	$8,281	$2,282	$2,995	$103,905
Allowance for unfunded credit commitments acquired through business combination	—	—	—	—	—	—	—	—	1,261	1,261
Utilization of allowance for unfunded credit commitments	—	—	—	—	—	—	—	—	(637)	(637)
Charge-offs	606	—	1,027	740	5	1,043	566	497	—	4,484
Recoveries	564	425	2,227	4	25	402	46	65	—	3,758
Provision	2,181	(484)	(4,193)	534	2,174	643	1,836	(65)	483	3,109
Ending balance	$25,293	$9,366	$40,940	$7,293	$6,807	$1,729	$9,597	$1,785	$4,102	$106,912

Nine Months Ended
Beginning balance	$23,461	$9,159	$51,628	$8,872	$6,856	$1,662	$8,478	$1,630	$1,716	$113,462
Allowance for unfunded credit commitments acquired through business combination	—	—	—	—	—	—	—	—	1,261	1,261
Utilization of allowance for unfunded credit commitments	—	—	—	—	—	—	—	—	(637)	(637)
Charge-offs	1,142	40	9,910	1,438	75	2,546	2,002	1,582	—	18,735
Recoveries	2,888	555	3,279	529	201	1,283	306	211	—	9,252
Provision	86	(308)	(4,057)	(670)	(175)	1,330	2,815	1,526	1,762	2,309
Ending balance	$25,293	$9,366	$40,940	$7,293	$6,807	$1,729	$9,597	$1,785	$4,102	$106,912
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,250	$238	$3,153	$3,196	$161	$27	$1,690	$—	$1,316	$12,031
Collectively evaluated for impairment	22,433	9,128	37,156	4,097	6,641	1,702	7,907	1,785	2,786	93,635
Acquired and accounted for under ASC 310-30 (1)	610	—	631	—	5	—	—	—	—	1,246
Total ending allowance balance	$25,293	$9,366	$40,940	$7,293	$6,807	$1,729	$9,597	$1,785	$4,102	$106,912

Loans:
Individually evaluated for impairment	$18,850	$6,211	$49,077	$15,811	$337	$212	$25,562	$—	$—	$116,060
Collectively evaluated for impairment	3,045,819	1,625,449	2,598,335	501,023	221,783	272,826	237,415	69,028	—	8,571,678
Acquired and accounted for under ASC 310-30 (1)	121,565	—	110,004	3,389	30,330	—	115	22,783	—	288,186
Total ending loans balance	$3,186,234	$1,631,660	$2,757,416	$520,223	$252,450	$273,038	$263,092	$91,811	$—	$8,975,924

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

For pass rated loans (non-purchased credit-impaired loans), the difference between the estimated fair value of the loans and the principal outstanding is accreted over the remaining life of the loans. We anticipate recording a provision for the acquired portfolio in future quarters related to renewing Taylor loans which will largely offset the accretion from the pass rated loans.

In accordance with ASC 310-30, for both purchased non-impaired loans and purchased credit-impaired loans, the loans are pooled by loan type and the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan pools when there is a reasonable expectation about the amount and timing of such cash flows.

Substantially all of the loans acquired in transactions with the FDIC displayed at least some level of credit deterioration and as such are included as non-impaired and impaired loans as described immediately above.

During the nine months ended September 30, 2015, there was a negative provision for credit losses of $2.2 million and net recoveries of $2.7 million, in relation to 16 pools of purchased loans with a total carrying amount of $44.4 million as of September 30, 2015. There was $1.8 million and $1.3 million in allowance for loan and lease losses related to these purchased loans at September 30, 2015 and December 31, 2014, respectively.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance at beginning of period	$11,456	$1,218	$7,434	$2,337
Purchases	—	5,626	—	5,626
Accretion	(1,794)	2,076	(5,541)	383
Other (1)	590	931	8,359	1,505
Balance at end of period	$10,252	$9,851	$10,252	$9,851

(1)	Primarily includes discount transfers from non-accretable discount to accretable discount due to better than expected performance of loan pools acquired and accounted for under ASC 310-30.

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

The carrying amount of loans acquired through a business combination by loan pool type are as follows (in thousands):

September 30, 2015	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Covered loans:
Consumer related	$18,959	$—	$18,959
Non-covered loans:
Commercial loans	37,189	796,449	833,638
Commercial loans collateralized by assignment of lease payments	—	100,708	100,708
Commercial real estate	47,803	715,026	762,829
Construction real estate	12,372	53,540	65,912
Consumer related	39,370	192,210	231,580
Total non-covered loans	136,734	1,857,933	1,994,667
Total acquired	$155,693	$1,857,933	$2,013,626

Outstanding balances on purchased loans from the FDIC were $60.0 million and $95.1 million as of September 30, 2015 and December 31, 2014, respectively.  The related carrying amount on loans purchased from the FDIC was $62.2 million and $91.4 million as of September 30, 2015 and December 31, 2014, respectively.

Effective April 1, 2014, the losses on commercial related loans (commercial, commercial real estate and construction real estate) acquired in connection with the Heritage FDIC-assisted transaction ceased being covered under the loss-share agreement for that transaction. The carrying amount of those loans was $2.3 million as of September 30, 2015. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to April 1, 2014 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreement) through March 31, 2017. The losses on consumer related loans acquired in connection with the Heritage FDIC-assisted transaction will continue to be covered under the loss-share agreement through March 31, 2019.

The losses on commercial related loans acquired in connection with the Benchmark FDIC-assisted transaction ceased to be covered under the loss-share agreement for that transaction effective January 1, 2015. The carrying amount of those loans was $1.5 million as of September 30, 2015. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to January 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through December 31, 2017. The losses on consumer related loans acquired in connection with the Benchmark FDIC-assisted transaction will continue to be covered under the loss-share agreements through December 31, 2019.

Effective July 1, 2015, the losses on commercial related loans acquired in connection with Broadway and New Century FDIC-assisted transactions ceased to be covered under the loss-share agreements for those transactions. The carrying amount of those loans was $21.1 million as of September 30, 2015. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to July 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through June 30, 2018. The losses on consumer related loans acquired in connection with the Broadway and New Century FDIC-assisted transactions will continue to be covered under the loss-share agreements through June 30, 2020.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: banking, leasing and mortgage banking. No impairment losses were recognized during the nine months ended September 30, 2015 or 2014.   The carrying amount of goodwill was $711.5 million at September 30, 2015 and December 31, 2014.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately 6 years as of September 30, 2015. Core deposit and client relationship intangibles increased by $4.1 million due to the acquisition of the Illinois court-appointed guardianship and special needs trust business of JPMorgan Chase in August 2015.

The following table presents the changes during the nine months ended September 30, 2015 in the carrying amount of core deposit and client relationship intangibles, and the gross carrying amount, accumulated amortization, and net book value as of September 30, 2015 (in thousands):

September 30, 2015
Balance at beginning of period	$38,006
Amortization expense	(4,569)
Other intangibles from acquisition	4,083
Balance at end of period	$37,520

Gross carrying amount	$84,454
Accumulated amortization	(46,934)
Net book value	$37,520

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2015	$1,546
2016	5,523
2017	4,943
2018	4,526
2019	3,040
Thereafter	17,942
$37,520

Note 8.	Deposits

The composition of deposits was as follows (in thousands):

	September 30,	December 31,
	2015	2014
Demand deposit accounts, noninterest bearing	$4,434,067	$4,118,256
NOW and money market accounts	4,129,414	3,913,765
Savings accounts	953,746	940,345
Certificates of deposit, $250,000 or more	811,850	838,928
Other certificates of deposit	925,501	1,179,648
Total	$11,254,578	$10,990,942

Certificates of deposit of $250,000 or more included $444.9 million and $485.3 million of brokered deposits at September 30, 2015 and December 31, 2014, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $250,000 or more.

Note 9.	Short-Term Borrowings

Short-term borrowings were as follows as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Customer repurchase agreements	0.19%	$262,009	0.21%	$219,824
Federal Home Loan Bank advances	0.17	675,000	0.13	700,000
Federal funds purchased	0.10	3,520	0.14	11,591
Total	0.18%	$940,529	0.15%	$931,415

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

The Company had Federal Home Loan Bank fixed rate advances with a maturity date less than one year of $675.0 million and $700.0 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the interest rate on the advances outstanding on that date had rates ranging from 0.13% to 0.23% with maturities from October 1, 2015 to December 11, 2015. The Company has investment securities available for sale and loans pledged as collateral on this FHLB advance. See Note 5. Investment Securities and Note 6. Loans of the notes to the consolidated financial statements.

On March 9, 2012, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one month LIBOR + 1.85%. The line of credit matured on September 7, 2015.

Note 10.	Long-Term Borrowings

The Company had Federal Home Loan Bank advances with remaining contractual maturities greater than one year of $5.3 million at September 30, 2015 and $4.2 million at December 31, 2014. As of September 30, 2015, the advances had fixed terms with effective interest rates, net of discounts, ranging from 3.23% to 5.87% and maturities ranging from April 2021 to April 2035. The Company has investment securities available for sale and loans pledged as collateral on these FHLB advances. See Note 5. Investment Securities and Note 6. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $49.8 million and $38.5 million at September 30, 2015 and December 31, 2014, respectively, which as of September 30, 2015, were accruing interest at rates ranging from 2.25% to 12.00%, with a weighted average rate of 4.34%.  Lease investments includes equipment with an amortized cost of $59.5 million and $48.8 million at September 30, 2015 and December 31, 2014, respectively, that is pledged as collateral on these notes.

The Company had a $40.0 million 10-year structured repurchase agreement as of September 30, 2015 and December 31, 2014, which bears interest at a fixed rate borrowing of 4.75% and expires in March 2016. The Company pledges mortgage-backed securities as collateral for the repurchase agreement and may be required to provide additional collateral based on the fair value of those securities.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2015 (in thousands):

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

(3)
TAYC Capital Trust II was established by Taylor Capital prior to the Company's acquisition of Taylor Capital in 2014, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with TAYC Capital Trust II do not include purchase accounting adjustments to such amounts, which in each case resulted in a discount of $7.2 million.

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

At September 30, 2015 and December 31, 2014, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	September 30, 2015	December 31, 2014
Commitments to extend credit:
Home equity lines	$194,644	$221,102
Other commitments	3,028,042	2,643,220
Letters of credit:
Standby	132,277	131,810
Commercial	1,747	2,401

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of September 30, 2015, the maximum remaining term for any standby letters of credit was September 30, 2030.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At September 30, 2015, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $187 thousand to $134.0 million from $134.2 million at December 31, 2014.  Of the $134.0 million in commitments outstanding at September 30, 2015, approximately $83.8 million of the letters of credit have been issued or renewed since December 31, 2014.

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

As of September 30, 2015, the Company had approximately $4.1 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of September 30, 2015, approximately 22% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of September 30, 2015. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers. Our asset-based loans are made to borrowers located throughout the United States. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located throughout the United States.

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Securities Available for Sale. The fair values of securities available for sale are determined by quoted prices in active markets, when available, and classified as Level 1. If quoted market prices are not available, the fair value is determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities and classified as Level 2. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level 3.

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

Mortgage Servicing Rights. The Company has elected to record its mortgage servicing rights at fair value. Mortgage servicing rights do not trade in an active market with readily observable prices. Accordingly, the Company determines the fair value of mortgage servicing rights by estimating the fair value of the future cash flows associated with the mortgage loans being serviced. Key economic assumptions used in measuring the fair value of mortgage servicing rights include, but are not limited to, prepayment speeds, discount rates, delinquencies and cost to service. The assumptions used in the model are validated on a regular basis. The fair value is validated on a quarterly basis with an independent third party. Material discrepancies between the internal model and the third party validation are investigated and resolved by an internal committee. Due to the nature of the valuation inputs, mortgage servicing rights are classified in Level 3 of the fair value hierarchy.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$65,461	$—	$65,461	$—
States and political subdivisions	399,274	—	398,811	463
Residential mortgage-backed securities	693,225	—	692,830	395
Commercial mortgage-backed securities	154,201	—	154,201	—
Corporate bonds	228,251	—	228,251	—
Equity securities	10,826	10,826	—	—
Loans held for sale	676,020	—	676,020	—
Loans	27,176	—	27,176	—
Mortgage servicing rights	148,097	—	—	148,097
Assets held in trust for deferred compensation	16,022	16,022	—	—
Derivative financial instruments	66,410	11,955	46,293	8,162
Financial liabilities
Other liabilities (1)	15,513	15,513	—	—
Derivative financial instruments	53,618	15,029	38,589	—
December 31, 2014
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$65,873	$—	$65,873	$—
States and political subdivisions	410,854	—	410,391	463
Residential mortgage-backed securities	720,563	—	720,053	510
Commercial mortgage-backed securities	187,662	—	187,662	—
Corporate bonds	259,203	—	259,203	—
Equity securities	10,597	10,597	—	—
Loans held for sale	737,209	—	737,209	—
Mortgage servicing rights	235,402	—	—	235,402
Assets held in trust for deferred compensation	16,829	16,829	—	—
Derivative financial instruments	46,388	1,607	39,707	5,074
Financial liabilities
Other liabilities (1)	16,483	16,483	—	—
Derivative financial instruments	40,499	7,209	33,290	—

(1)	Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at
	September 30, 2015	Valuation Technique	Unobservable Input	Range
	(in thousands)
States and political subdivisions	$463	Discounted cash flows	Credit assumption	45% Loss
Residential mortgage-backed securities	395	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	148,097	Discounted cash flows	CPR	9.9% - 16.2%
			Discount rate	9.25 - 12.00
			Maturity (months)	327 - 357
			Delinquencies	0.51 - 3.80
			Costs to service	$ 60 - $ 160
			Costs to service - delinquent	$ 150 - $ 1,000
Derivative financial instruments (mortgage	8,162	Sales cash flows	Expected closing ratio	60% - 95%
interest rate lock commitments)			Expected delivery price	100.21 bps - 108.95 bps

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

Key economic assumptions used in the measuring of the fair value of the mortgage servicing rights and the sensitivity of the fair value to immediate adverse changes in those assumptions at September 30, 2015 are presented in the following table. This table does not take into account the derivatives used to economically hedge the mortgage servicing rights.

(dollars in thousands, except for weighted average cost to service)	September 30, 2015
Weighted average CPR	13.60%
Impact on fair value of 10% adverse change	$(6,402)
Impact on fair value of 20% adverse change	(12,278)

Weighted average discount rate	9.56%
Impact on fair value of 10% adverse change	$(4,917)
Impact on fair value of 20% adverse change	(9,521)

Weighted average delinquency rate	1.84%
Impact on fair value of 10% adverse change	$(811)
Impact on fair value of 20% adverse change	(1,772)

Weighted average costs to service	$81
Impact on fair value of 10% adverse change	(2,563)
Impact on fair value of 20% adverse change	(5,126)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2015. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended
	September 30,
	2015	2014	2015	2014	2015	2014
(in thousands)	Investment Securities		Mortgage Servicing Rights		Derivatives
Balance, beginning of period	$973	$5,856	$235,402	$—	$5,074	$—
Acquired through business combination	—	507	—	232,783	—	5,922
Purchases	—	—	785	489	—	—
Originations	—	—	55,583	8,587	—	—
Other comprehensive income	—	(71)	—	7,517	—	(2,395)
Included in earnings	—	—	(40,568)	—	3,088	—
Principal payments	(115)	(281)	—	—	—	—
Impairment charge	—	(92)	—	—	—	—
Sales	—	(4,565)	(103,105)	—	—	—
Balance, ending of period	$858	$1,354	$148,097	$249,376	$8,162	$3,527

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (96% at September 30, 2015), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Financial assets:
Impaired loans	$82,275	$—	$—	$82,275
Non-financial assets:
Foreclosed assets	43,628	—	—	43,628
December 31, 2014
Financial assets:
Impaired loans	$61,717	$—	$—	$61,717
Non-financial assets:
Foreclosed assets	38,619	—	—	38,619

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	September 30, 2015	Technique	Input	Range
	(in thousands)
Impaired loans	$82,275	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	43,628	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

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

The estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$234,220	$234,220	$234,220	$—	$—
Interest earning deposits with banks	66,025	66,025	66,025	—	—
Federal funds sold	—	—	—	—	—
Investment securities available for sale	1,551,238	1,551,238	10,826	1,539,554	858
Investment securities held to maturity	1,224,852	1,263,212	—	1,263,212	—
Non-marketable securities - FHLB and FRB stock	91,400	91,400	—	—	91,400
Loans held for sale	676,020	676,020	—	676,020	—
Loans, net	9,264,555	9,285,678	—	27,176	9,258,502
Accrued interest receivable	51,195	51,195	51,195	—	—
Derivative financial instruments	66,410	66,410	11,955	46,293	8,162
Financial Liabilities:
Noninterest bearing deposits	$4,434,067	$4,434,067	$4,434,067	$—	$—
Interest bearing deposits	6,820,511	6,825,784	—	—	6,825,784
Short-term borrowings	940,529	940,532	—	—	940,532
Long-term borrowings	95,175	97,252	—	—	97,252
Junior subordinated notes issued to capital trusts	186,068	115,618	—	—	115,618
Accrued interest payable	2,923	2,923	2,923	—	—
Derivative financial instruments	53,618	53,618	15,029	38,589	—

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$256,804	$256,804	$256,804	$—	$—
Interest earning deposits with banks	55,277	55,277	55,277	—	—
Investment securities available for sale	1,654,752	1,654,752	10,597	1,643,182	973
Investment securities held to maturity	993,380	1,035,061	—	1,035,061	—
Non-marketable securities - FHLB and FRB stock	75,569	75,569	—	—	75,569
Loans held for sale	737,209	737,209	—	737,209	—
Loans, net	8,973,191	8,956,494	—	—	8,956,494
Accrued interest receivable	49,065	49,065	49,065	—	—
Derivative financial instruments	46,388	46,388	1,607	39,707	5,074
Financial Liabilities:
Non-interest bearing deposits	$4,118,256	$4,118,256	$4,118,256	$—	$—
Interest bearing deposits	6,872,686	6,877,349	—	—	6,877,349
Short-term borrowings	931,415	931,415	—	—	931,415
Long-term borrowings	82,916	86,025	—	—	86,025
Junior subordinated notes issued to capital trusts	185,778	122,408	—	—	122,408
Accrued interest payable	3,709	3,709	3,709	—	—
Derivative financial instruments	40,499	40,499	7,209	33,290	—

Note 14.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total cost of share-based payment plans during the period	$3,508	$2,338	$10,983	$6,593
Amount of related income tax benefit recognized in income	1,367	922	4,288	$2,592

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The number of shares authorized increased by 2,400,000 to 13,800,000 upon completion of the Taylor Capital merger.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. No more than 10% of the total number of authorized shares may be issued with respect to awards granted after May 28, 2014, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan).   As of September 30, 2015, there were 5,086,333 shares available for future grants.

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

The following table summarizes stock options outstanding for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2014	2,250,714	$27.94	4.39
Granted	322,899	31.45
Exercised	(122,584)	22.03
Expired or cancelled	(173,977)	41.12
Forfeited	(11,671)	26.77
Options outstanding as of September 30, 2015	2,265,381	$27.75	4.66	$12,467
Options exercisable as of September 30, 2015	1,735,603	$27.25	3.42	$10,740

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

 The following assumptions were used for options granted during the nine months ended September 30, 2015:

September 30, 2015
Risk-free interest rate	1.68%
Expected volatility of Company’s stock	29.76%
Expected dividend yield	1.81%
Expected life of options	5.8 years
Weighted average fair value per option of options granted during the year	$7.84

The total intrinsic value of options exercised during the nine months ended September 30, 2015 and 2014 was $1.3 million and $1.6 million, respectively.

The following is a summary of changes in restricted shares and units for the nine months ended September 30, 2015:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Shares Outstanding at December 31, 2014	801,085	$26.99
Granted	523,744	31.08
Vested	(350,382)	25.05
Forfeited	(13,939)	28.46
Shares Outstanding at September 30, 2015	960,508	$29.90

The total intrinsic value of restricted shares that vested during the nine months ended September 30, 2015 and 2014 was $11.3 million and $8.4 million, respectively.

The Company issued 71,560, 48,569, 56,752 and 65,333 market-based restricted stock units in 2015, 2014, 2013 and 2012, respectively, which entitle recipients to shares of common stock at the end of a three year vesting period. Recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over the three year period. The market-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued. A Monte Carlo simulation model was used to value the market-based restricted stock units at the time of issuance. The awards issued in 2012 vested in the third quarter of 2015. Recipients of the 2012 award earned shares totaling 148% of the number of units issued, based on the Company’s total shareholder return relative to a specified peer group of financial institutions over the three year period.

As of September 30, 2015, there was $22.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At September 30, 2015, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.4 years.

Note 15.	Derivative Financial Instruments

The Company offers various derivatives, including interest rate swaps and foreign currency forward contracts, to its qualifying customers which can mitigate our exposure to market risk through the execution of off-setting positions with inter-bank dealer counterparties. This also permits the Company to offer customized risk management solutions to our customers. These customer accommodations and any offsetting financial contracts are treated as non-designated derivative instruments and carried at fair value through an adjustment to the statement of operations.

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable as of September 30, 2015 was approximately $1 thousand, and the net amount payable as of December 31, 2014 was approximately $1.1 million.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At September 30, 2015, the Company’s credit exposure relating to interest rate swaps was approximately $33.7 million, which is secured by the underlying collateral on customer loans.

The Company also enters into mortgage banking derivatives which are classified as non-designated hedging derivatives. These derivatives include interest rate lock commitments provided to customers to fund certain mortgage loans to be sold into the secondary market and forward commitments for the future delivery of such loans. It is the Company's practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of future changes in interest rates on its commitments to fund the loans as well as on its portfolio of mortgage loans held-for-sale.

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $165 thousand at September 30, 2015.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

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

The Company’s derivative financial instruments are summarized below as of September 30, 2015 and December 31, 2014 (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$165	$(11)	$197	$(15)
Stand-alone derivative instruments: (2)
Interest rate swap contracts	2,214,393	53,421	1,509,930	37,039	1,276,393	(40,498)	2,001,787	(30,761)
Interest rate options contracts	138,049	186	55,830	283	138,049	(186)	55,830	(283)
Foreign exchange contracts	64,368	4,094	27,402	2,276	64,686	(3,857)	27,002	(2,109)
Spot foreign exchange contracts	1,096	12	512	5	684	(3)	304	(18)
Mortgage related derivatives	865,162	8,697	871,446	6,785	975,000	(9,063)	879,841	(7,313)
Total stand-alone derivative instruments	3,283,068	66,410	2,465,120	46,388	2,454,812	(53,607)	2,964,764	(40,484)
Total	$3,283,068	$66,410	$2,465,120	$46,388	$2,454,977	$(53,618)	$2,964,961	$(40,499)

(1) Hedged fixed-rate commercial real estate loans
(2) These stand-alone derivative instruments are not designated as hedging instruments under ASC Topic 815.

Amounts included in other operating income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$2	$(1,869)	$4	$(1,871)
Stand-alone derivative instruments:
Interest rate swap contracts	22,862	(312)	8,623	(294)
Interest rate options contracts	541	—	—	—
Foreign exchange contracts	(95)	4	91	61
Spot foreign exchange contracts	(4)	(17)	22	(9)
Mortgage related derivatives	(13,183)	1,514	(9,408)	1,554
Total stand-alone derivative instruments	10,121	1,189	(672)	1,312
Total	$10,123	$(680)	$(668)	$(559)

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2015 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swap contracts, caps and floors	$16,606	$—	$16,606	$40,509	$—	$40,509
Foreign exchange contracts	3,031	—	3,031	1,971	—	1,971
Mortgage related derivatives	554	—	554	9,082	—	9,082
Total derivatives	20,191	—	20,191	51,562	—	51,562
Repurchase agreements	—	—	—	262,009	—	262,009
Total	$20,191	$—	$20,191	$313,571	$—	$313,571

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$11,420	$(5,966)	$(5,454)	$—	$5,966	$(5,966)	$—	$—
Counterparty B	15	(15)	—	—	9,803	(15)	(9,788)	—
Counterparty C	5,948	(5,948)	—	—	15,275	(5,948)	(9,327)	—
Other counterparties	2,808	(2,808)	—	—	20,518	(2,808)	(16,808)	902
Total derivatives	20,191	(14,737)	(5,454)	—	51,562	(14,737)	(35,923)	902
Repurchase agreements	—	—	—	—	262,009	—	(262,009)	—
Total	$20,191	$(14,737)	$(5,454)	$—	$313,571	$(14,737)	$(297,932)	$902

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2014 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swap contracts, caps and floors	$10,727	$—	$10,727	$29,916	$—	$29,916
Foreign exchange contracts	1,525	—	1,525	709	—	709
Mortgage related derivatives	1,700	—	1,700	7,302	—	7,302
Total derivatives	13,952	—	13,952	37,927	—	37,927
Repurchase agreements	—	—	—	219,824	—	219,824
Total	$13,952	$—	$13,952	$257,751	$—	$257,751

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$13	$(13)	$—	$—	$9,556	$(13)	$(9,543)	$—
Counterparty B	145	(145)	—	—	3,736	(145)	(3,591)	—
Counterparty C	6,123	(6,123)	—	—	10,335	(6,122)	(4,213)	—
Other counterparties	7,671	(3,920)	—	3,751	14,300	(3,920)	(8,663)	1,717
Total derivatives	13,952	(10,201)	—	3,751	37,927	(10,200)	(26,010)	1,717
Repurchase agreements	—	—	—	—	219,824	—	(219,824)	—
Total	$13,952	$(10,201)	$—	$3,751	$257,751	$(10,200)	$(245,834)	$1,717

Note 16.	Operating Segments

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

The leasing segment generates its revenues through lease originations and related services offered through the Company's leasing subsidiaries, LaSalle Systems Leasing, Inc., Celtic Leasing Corp. and MB Equipment Finance, LLC. The leasing subsidiaries invest directly in equipment that the Company leases (referred to as direct finance, leveraged or operating leases) to "Fortune 1000," middle-market companies and healthcare providers located throughout the United States. The lease portfolio is made up of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, medical equipment and general manufacturing, industrial, construction and transportation equipment. The leasing subsidiaries also specialize in selling third party equipment maintenance contracts to large companies.

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

The following tables present summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Mortgage Banking	Consolidated
Three months ended September 30, 2015
Net interest income	$104,714	$2,832	$8,423	$115,969
Provision for credit losses	4,965	242	151	5,358
Non-interest income	31,572	19,987	30,692	82,251
Non-interest expense (1)	88,276	11,382	34,608	134,266
Income tax expense	12,178	4,398	1,742	18,318
Net income	$30,867	$6,797	$2,614	$40,278
Total assets	$12,759,341	$956,433	$1,234,327	$14,950,101
Three months ended September 30, 2014
Net interest income	$88,863	$3,216	$3,533	$95,612
Provision for credit losses	3,172	(58)	(5)	3,109
Non-interest income	27,965	16,299	16,823	61,087
Non-interest expense (1)	117,325	9,721	15,155	142,201
Income tax expense	(1,287)	3,693	2,082	4,488
Net income	$(2,382)	$6,159	$3,124	$6,901
Total assets	$12,678,459	$823,813	$1,002,325	$14,504,597

(1)	Includes merger related expenses of $319 thousand and $27.2 million in the banking segment for the three months ended September 30, 2015 and 2014, respectively.

	Banking	Leasing	Mortgage Banking	Consolidated
Nine months ended September 30, 2015
Net interest income	$313,192	$8,762	$21,883	$343,837
Provision for credit losses	12,783	1,598	247	14,628
Non-interest income	94,197	61,383	90,888	246,468
Non-interest expense (1)	271,248	34,866	100,809	406,923
Income tax expense	35,509	13,218	4,686	53,413
Net income	$87,849	$20,463	$7,029	$115,341
Total assets	$12,759,341	$956,433	$1,234,327	$14,950,101
Nine months ended September 30, 2014
Net interest income	$219,248	$8,231	$3,533	$231,012
Provision for credit losses	2,488	(174)	(5)	2,309
Non-interest income	77,842	42,716	17,069	137,627
Non-interest expense (1)	252,952	28,171	15,155	296,278
Income tax expense	9,345	8,649	2,082	20,076
Net income	$32,305	$14,301	$3,370	$49,976
Total assets	$12,678,459	$823,813	$1,002,325	$14,504,597

(1)	Includes merger related expenses of $9.6 million and $28.3 million in the banking segment for the nine months ended September 30, 2015 and 2014, respectively.

In July 2015, the mortgage banking segment sold $103.1 million in certain mortgage servicing assets.

Note 17.	Preferred Stock

On August 18, 2014, in connection with the Taylor Capital merger, the Company issued one share of its Perpetual Non-Cumulative Preferred Stock, Series A (“Company Series A Preferred Stock”), in exchange for each of the 4,000,000 outstanding shares of Taylor Capital’s Perpetual Non-Cumulative Preferred Stock, Series A. Holders of the Company Series A Preferred Stock are entitled to receive, when as and if declared by the Company’s board of directors, non-cumulative cash dividends on the liquidation preference amount, which is $25 per share, at a rate of 8.00% per annum, payable quarterly. The Company Series A Preferred Stock is callable in February 2018. The Company Series A Preferred Stock is included in Tier 1 capital for regulatory capital purposes.

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

The Company had net income of $40.3 million for the three months ended September 30, 2015 compared to net income of $6.9 million for the three months ended September 30, 2014. Net income available to common stockholders was $38.3 million for the three months ended September 30, 2015. Fully diluted earnings per common share were $0.51 for the three months ended September 30, 2015 compared to $0.08 per common share for the three months ended September 30, 2014. The quarter ended September 30, 2014 includes 44 days of Taylor Capital activity.

The Company had net income of $115.3 million for the nine months ended September 30, 2015 compared to net income of $50.0 million for the nine months ended September 30, 2014. Net income available to common stockholders was $109.3 million for the nine months ended September 30, 2015. Fully diluted earnings per common share were $1.45 for the nine months ended September 30, 2015 compared to $0.82 per common share for the nine months ended September 30, 2014.

The results of operations for the nine months ended September 30, 2015 and 2014 were impacted by $9.6 million and $28.3 million in merger related expenses, respectively, as well as having Taylor Capital for a full nine months in 2015. See "Non-interest Expenses" section for a detailed schedule of merger related expenses.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a quarterly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At September 30, 2015, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $133.8 million.  See Note 1 and Note 6 to the audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2014 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2015, the Company had $1.0 million of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of September 30, 2015, the Company had approximately $9 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

The Company’s annual assessment date for goodwill impairment testing is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: banking, leasing and mortgage banking.  No impairment losses were recognized during the nine months ended September 30, 2015 or 2014. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of December 31, 2014 that would indicate impairment of goodwill at September 30, 2015. The carrying amount of goodwill was $711.5 million at September 30, 2015 and December 31, 2014.

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

	Three Months Ended September 30,
(dollars in thousands)	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$841,663	$7,904	3.76%	$313,695	$2,826	3.60%
Loans (1) (2)	8,854,698	92,669	4.15	6,862,035	77,077	4.56
Loans exempt from federal income taxes (3)	330,721	3,513	4.16	320,049	3,484	4.26
Taxable investment securities	1,543,434	9,655	2.50	1,726,352	11,028	2.56
Investment securities exempt from federal income taxes (3)	1,356,702	16,541	4.88	1,087,340	13,908	5.12
Federal funds sold	38	—	1.00	15,460	14	0.38
Other interest earning deposits	138,542	89	0.25	341,758	211	0.24
Total interest earning assets	13,065,798	$130,371	3.96	10,666,689	$108,548	4.04
Non-interest earning assets	1,993,631			1,539,325
Total assets	$15,059,429			$12,206,014
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$4,119,625	$1,832	0.18%	$3,518,314	$1,469	0.17%
Savings deposit	965,060	124	0.05	906,630	128	0.06
Time deposits	1,732,165	3,146	0.72	1,828,753	3,018	0.65
Short-term borrowings	1,079,978	395	0.15	570,248	231	0.16
Long-term borrowings and junior subordinated notes	282,033	1,886	2.62	272,458	2,003	2.88
Total interest bearing liabilities	8,178,861	$7,383	0.36	7,096,403	$6,849	0.38
Non-interest bearing deposits	4,428,065			3,175,512
Other non-interest bearing liabilities	378,276			267,915
Stockholders’ equity	2,074,227			1,666,184
Total liabilities and stockholders’ equity	$15,059,429			$12,206,014
Net interest income/interest rate spread (4)		$122,988	3.60%		$101,699	3.66%
Less: taxable equivalent adjustment		7,019			6,087
Net interest income, as reported		$115,969			$95,612
Net interest margin (5)			3.52%			3.56%
Tax equivalent effect			0.21%			0.22%
Net interest margin on a fully tax equivalent basis (5)			3.73%			3.78%
Effect of acquisition accounting discount accretion on loans acquired through the Merger			(0.24)%			(0.24)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through the Merger			3.49%			3.54%

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

Net interest income on a fully tax equivalent basis increased $21.3 million during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the interest earning assets acquired through the Merger. The net interest margin, expressed on a fully tax equivalent basis, was 3.73% for the third quarter of 2015 and 3.78% for the third quarter of 2014. Net interest income in the third quarter of 2015 included interest income of $7.4 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in the Merger in the third quarter of 2015 compared to $6.2 million in the third quarter of 2014. Excluding the purchase accounting loan discount accretion on loans acquired through the Merger, our net interest margin on a fully tax equivalent basis would have been 3.49% for the three months ended September 30, 2015 compared to 3.54% for the three months ended September 30, 2014. This decrease was primarily due to lower average yields earned on loans in the third quarter of 2015.

	Nine Months Ended September 30,
(dollars in thousands)	2015			2014
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$760,956	$20,528	3.60%	$105,977	$2,826	3.56%
Loans (1) (2)	8,688,434	277,659	4.27	5,787,407	184,672	4.27
Loans exempt from federal income taxes (3)	327,292	10,333	4.21	320,263	10,490	4.37
Taxable investment securities	1,548,369	29,591	2.55	1,516,260	27,968	2.46
Investment securities exempt from federal income taxes (3)	1,248,978	46,161	4.93	997,128	39,066	5.22
Federal funds sold	60	—	1.00	8,605	23	0.37
Other interest earning deposits	109,074	208	0.25	326,226	601	0.25
Total interest earning assets	12,683,163	$384,480	4.05	9,061,866	$265,646	3.92
Non-interest earning assets	2,004,278			1,331,814
Total assets	$14,687,441			$10,393,680
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$3,999,844	$5,061	0.17%	$3,045,178	$3,216	0.14%
Savings deposit	963,291	379	0.05	879,336	334	0.05
Time deposits	1,780,491	8,861	0.67	1,548,468	8,588	0.74
Short-term borrowings	942,057	1,027	0.15	319,697	426	0.18
Long-term borrowings and junior subordinated notes	279,290	5,542	2.62	243,659	4,725	2.56
Total interest bearing liabilities	7,964,973	$20,870	0.35	6,036,338	$17,289	0.38
Non-interest bearing deposits	4,301,483			2,677,865
Other non-interest bearing liabilities	362,794			227,261
Stockholders’ equity	2,058,191			1,452,216
Total liabilities and stockholders’ equity	$14,687,441			$10,393,680
Net interest income/interest rate spread (4)		$363,610	3.70%		$248,357	3.54%
Less: taxable equivalent adjustment		19,773			17,345
Net interest income, as reported		$343,837			$231,012
Net interest margin (5)			3.62%			3.41%
Tax equivalent effect			0.21%			0.25%
Net interest margin on a fully tax equivalent basis (5)			3.83%			3.66%
Effect of acquisition accounting discount accretion on loans acquired through the Merger			(0.27)%			(0.09)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through the Merger			3.56%			3.57%
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

Net interest income on a fully tax equivalent basis increased $115.3 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the interest earning assets acquired through the Merger. The net interest margin, expressed on a fully tax equivalent basis, was 3.83% for the nine months ended September 30, 2015 and 3.66% for the nine months ended September 30, 2014. Net interest income in the nine months ended September 30, 2015 included interest income of $23.9 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in the Merger compared to $6.2 million in the nine months ended September 30, 2014. Excluding the purchase accounting loan discount accretion on loans acquired through the Merger, our net interest margin on a fully tax equivalent basis would have been 3.56% for the nine months ended September 30, 2015 compared to 3.57% in the same period in the prior year.

Non-interest Income

	Three Months Ended
	September 30,
	2015	2014	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Lease financing, net	$20,000	$17,719	$2,281	12.9%
Mortgage banking revenue	30,692	16,823	13,869	82.4
Commercial deposit and treasury management fees	11,472	9,345	2,127	22.8
Trust and asset management fees	6,002	5,712	290	5.1
Card fees	3,335	3,836	(501)	(13.1)
Capital markets and international banking fees	2,357	1,472	885	60.1
Consumer and other deposit service fees	3,499	3,362	137	4.1
Brokerage fees	1,281	1,145	136	11.9
Loan service fees	1,531	1,069	462	43.2
Increase in cash surrender value of life insurance	852	855	(3)	(0.4)
Net gain (loss) on investment securities	371	(3,246)	3,617	(111.4)
Net gain (loss) on sale of assets	1	(7)	8	(114.3)
Gain on early extinguishment of debt	—	1,895	(1,895)	(100.0)
Other operating income	858	1,107	(249)	(22.5)
Total non-interest income	$82,251	$61,087	$21,164	34.6%

Non-interest income increased by $21.2 million, or 34.6%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 primarily due to the Merger. The quarter ended September 30, 2014 includes 44 days of Taylor Capital activity.

•	Mortgage banking revenue increased due to the mortgage operations acquired through the Merger.

•	Leasing revenues increased due to higher fees and promotional revenue from the sale of third-party equipment maintenance contracts.

•	Commercial deposit and treasury management fees increased due to new business as well as the increased customer base as a result of the Merger.

•	Capital markets and international banking services fees increased due to higher swap and syndication fees.

•	Card fees decreased primarily as a result of the impact from being subject to the Durbin amendment of the Dodd-Frank Act for the first time in the third quarter of 2015.

•
A gain on the early extinguishment of debt and a net loss on investment securities were recognized in the third quarter of 2014 as a result of the balance sheet repositioning that occurred in September 2014.

	Nine Months Ended
	September 30,
	2015	2014	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Lease financing, net	$60,644	$45,768	$14,876	32.5%
Mortgage banking revenue	90,884	17,069	73,815	NM
Commercial deposit and treasury management fees	33,572	23,595	9,977	42.3
Trust and asset management fees	17,468	16,324	1,144	7.0
Card fees	11,671	9,841	1,830	18.6
Capital markets and international banking fees	5,793	3,810	1,983	52.0
Consumer and other deposit service fees	9,842	9,453	389	4.1
Brokerage fees	4,502	3,826	676	17.7
Loan service fees	4,369	2,950	1,419	48.1
Increase in cash surrender value of life insurance	2,527	2,516	11	0.4
Net loss on investment securities	(173)	(3,016)	2,843	(94.3)
Net loss on sale of assets	(2)	(24)	22	(91.7)
Gain on early extinguishment of debt	—	1,895	(1,895)	(100.0)
Other operating income	5,371	3,620	1,751	48.4
Total non-interest income	$246,468	$137,627	$108,841	79.1%

Non-interest income increased by $108.8 million, or 79.1%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

•	Mortgage banking revenue increased due to mortgage operations acquired through the Merger.

•	Leasing revenues increased due to higher fees and promotional revenue from the sale of third-party equipment maintenance contracts and higher lease residual realization.

•	Commercial deposit and treasury management fees increased due to new customer activity as well as the increased customer base as a result of the Merger.

•	Capital markets and international banking services fees increased due to higher swap and syndication fees partly offset by a decrease in M&A advisory fees.

•
Card fees increased due to a new payroll prepaid card program that started in the second quarter of 2014 as well as higher debit and credit card fees, which were partly offset by the impact from being subject to the Durbin amendment of the Dodd-Frank Act for the first time in the third quarter of 2015.

•	Other operating income increased due to higher earnings from investments in Small Business Investment Companies.

•	Loan service fees increased due to increased unused line fees.

•	Trust and asset management fees increased due to the addition of new customers.

•	A gain on the early extinguishment of debt and a net loss on investment securities were recognized in the 2014 period as a result of the balance sheet repositioning that occurred in September 2014.

Non-interest Expenses

	Three Months Ended
	September 30,
	2015	2014	Increase/ (Decrease)	Percentage Change
Non-interest expenses (in thousands):
Salaries and employee benefits	$87,891	$79,492	$8,399	10.6%
Occupancy and equipment	12,458	11,742	716	6.1
Computer services and telecommunication	8,567	11,506	(2,939)	(25.5)
Advertising and marketing	2,578	2,235	343	15.3
Professional and legal	1,801	8,864	(7,063)	(79.7)
Other intangibles amortization	1,542	1,470	72	4.9
Branch exit and facilities impairment charges	70	—	70	100.0
Net loss recognized on other real estate owned and other expense	577	2,178	(1,601)	(73.5)
Other operating expenses	18,782	24,714	(5,932)	(24.0)
Total non-interest expenses	$134,266	$142,201	$(7,935)	(5.6)%

Non-interest expenses decreased by $7.9 million, or 5.6%, for the three months ended September 30, 2015 from the three months ended September 30, 2014. The changes were primarily due to the Merger. Other explanations for changes excluding merger related expenses and increases due to the operations acquired through the Merger are as follows:

•	Other operating expenses in the third quarter of 2014 included the $10.6 million contingent consideration related to the acquisition of Celtic Leasing Corp., which was completed in 2012.

•	Lower losses were recognized on other real estate owned in the third quarter of 2015 compared to the third quarter of 2014.

•	Professional and legal expense decreased primarily due to less legal expense.

•	Computer services and telecommunication expenses increased due to an increase in spending on IT security and our data warehouse.

•	Advertising and marketing expense was higher due to increased advertising and sponsorships.

Non-interest expenses include $319 thousand and $27.2 million in expenses related to the Merger for the three months ended September 30, 2015 and 2014, respectively. The following table presents the detail of the merger related expenses (dollars in thousands):

	Three Months Ended
	September 30,
	2015	2014
Merger related expenses:
Salaries and employee benefits	$3	$14,259
Occupancy and equipment expense	2	428
Computer services and telecommunication expense	9	5,312
Advertising and marketing expense	—	262
Professional and legal expense	305	6,363
Other operating expenses	—	537
Total merger related expenses	$319	$27,161

	Nine Months Ended
	September 30,
	2015	2014	Increase/ (Decrease)	Percentage Change
Non-interest expenses (in thousands):
Salaries and employee benefits	$258,822	$170,491	$88,331	51.8%
Occupancy and equipment expense	37,575	30,852	6,723	21.8
Computer services and telecommunication expense	26,008	21,669	4,339	20.0
Advertising and marketing expense	7,521	6,537	984	15.1
Professional and legal expense	6,884	12,210	(5,326)	(43.6)
Other intangibles amortization expense	4,569	3,884	685	17.6
Branch exit and facilities impairment charges	7,899	—	7,899	100.0
Net loss recognized on other real estate owned and other expense	2,197	3,289	(1,092)	(33.2)
Prepayment fees on interest bearing liabilities	85	—	85	100.0
Other operating expenses	55,363	47,346	8,017	16.9
Total non-interest expenses	$406,923	$296,278	$110,645	37.3%

Non-interest expenses increased by $110.6 million, or 37.3%, for the nine months ended September 30, 2015 from the nine months ended September 30, 2014 primarily due to the Merger. Other explanations for changes excluding merger related expenses and increases due to the operations acquired through the Merger are as follows:

•	Other operating expense increased as a result of an increase in filing and other loan expense and higher FDIC assessments due to our larger balance sheet.

•	Computer services and telecommunication expenses increased due to an increase in spending on IT security and other IT projects.

•	Advertising and marketing expense was higher due to increased advertising and sponsorships.

•	Professional and legal expense increased due to higher consulting expense.

•	Lower losses were recognized on other real estate owned in the 2015 period compared to the 2014 period.

Non-interest expenses include $9.6 million and $28.3 million in expenses related to the Merger for the nine months ended September 30, 2015 and 2014, respectively. The following table presents the detail of the merger related expenses (dollars in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Merger related expenses:
Salaries and employee benefits	$36	$14,363
Occupancy and equipment expense	275	442
Computer services and telecommunication expense	409	5,495
Advertising and marketing expense	—	460
Professional and legal expense	1,006	6,852
Branch exit and facilities impairment charges	7,829	—
Other operating expenses	67	717
Total merger related expenses	$9,622	$28,329

Income Taxes

Income tax expense for the nine months ended September 30, 2015 was $53.4 million compared to $20.1 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in our pre-tax income during the nine months ended September 30, 2015.

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

Net income from our banking segment for the three months ended September 30, 2015 increased $33.2 million to $30.9 million compared to the three months ended September 30, 2014. This increase in net income was primarily due to less merger related expenses as well as an increase in net interest income as a result of the interest earning assets acquired through the Merger. Net income from our leasing segment for the three months ended September 30, 2015 increased $638 thousand to $6.8 million compared to the three months ended September 30, 2014. Lease financing revenues increased due to an increase in fees and promotional revenue from the sale of third-party equipment maintenance contracts. This increase in revenues was partially offset by an increase in salaries and employee benefits due to higher commissions on higher leasing revenue. Net income from our mortgage banking segment for the three months ended September 30, 2015 decreased $510 thousand to $2.6 million compared to the three months ended September 30, 2014 due to an increase in salaries and benefits expense partly offset by an increase in mortgage banking revenue as a result of the mortgage banking operations acquired through the Merger.

Net income from our banking segment for the nine months ended September 30, 2015 increased $55.5 million to $87.8 million compared to the nine months ended September 30, 2014. This increase in net income was primarily due to higher net interest income as a result of the interest earning assets acquired through the Merger. The higher net interest income was partially offset by an increase in salary and employee benefits due primarily to the increase in headcount resulting from the Merger, as well as other increases in non-interest expense resulting from the Merger. Net income from our leasing segment for the nine months ended September 30, 2015 increased $6.2 million to $20.5 million compared to the nine months ended September 30, 2014. Lease financing revenues increased due to an increase in fees and promotional revenue from the sale of third-party equipment maintenance contracts. This increase in revenues was partially offset by an increase in salaries and employee benefits due to higher commissions on higher leasing revenue as well as a higher provision for credit losses. Net income from our mortgage banking segment for the nine months ended September 30, 2015 increased $3.7 million to $7.0 million compared to the nine months ended September 30, 2014 as a result of the mortgage banking operations acquired through the Merger.

Balance Sheet

Total assets increased $348.0 million, or 2.4%, from $14.6 billion at December 31, 2014 to $15.0 billion at September 30, 2015.

•	Cash and cash equivalents decreased $11.8 million, or 3.8% from $312.1 million at December 31, 2014 to $300.2 million at September 30, 2015.

•	Investment securities increased $143.8 million, or 5.3%, from December 31, 2014 to September 30, 2015 mostly as a result of municipal bond purchases.

•
Total loans, excluding purchased credit-impaired and covered loans, increased by $401.9 million to $9.2 billion at September 30, 2015 from December 31, 2014 primarily due to an increase in originations of commercial related loans.

•
Mortgage servicing rights decreased by $87.3 million, or 37.1%, from $235.4 million at December 31, 2014 to $148.1 million at September 30, 2015 primarily due to the sale of $103.1 million in certain mortgage servicing assets in July 2015.

Total liabilities increased by $313.1 million, or 2.5%, from $12.6 billion at December 31, 2014 to $12.9 billion at September 30, 2015 primarily due to an increase in deposits.

•	Total deposits increased by $263.6 million, or 2.4%, to $11.3 billion at September 30, 2015 from December 31, 2014.

•	Noninterest bearing deposits increased by $315.8 million, or 7.7%, compared to December 31, 2014.

•	Total borrowings increased by $21.7 million, or 1.8%, to $1.2 billion at September 30, 2015 primarily due to the increase in short-term FHLB advances.

Total stockholders’ equity increased $34.9 million to $2.1 billion at September 30, 2015 compared to December 31, 2014 primarily as a result of earnings for the year net of dividends declared.

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	September 30, 2015		December 31, 2014		September 30, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$64,008	$65,461	$64,612	$65,873	$64,809	$65,829
States and political subdivisions	379,015	399,274	390,076	410,854	391,900	409,033
Residential mortgage-backed securities	683,955	693,225	713,413	720,563	795,554	801,940
Commercial mortgage-backed securities	150,836	154,201	186,110	187,662	204,076	204,162
Corporate bonds	228,711	228,251	259,526	259,203	265,720	267,239
Equity securities	10,701	10,826	10,531	10,597	10,470	10,447
Total Available for Sale	1,517,226	1,551,238	1,624,268	1,654,752	1,732,529	1,758,650
Held to maturity
States and political subdivisions	1,002,963	1,031,008	752,558	782,265	760,674	788,097
Residential mortgage-backed securities	221,889	232,204	240,822	252,796	244,675	257,420
Total Held to Maturity	1,224,852	1,263,212	993,380	1,035,061	1,005,349	1,045,517
Total	$2,742,078	$2,814,450	$2,617,648	$2,689,813	$2,737,878	$2,804,167

Loan Portfolio

The following table sets forth the composition of our loan portfolio (excluding loans held for sale) as of the dates indicated (dollars in thousands):

	September 30, 2015				December 31, 2014
	Legacy (1)	Taylor Capital Acquired (2)	Total	% of Total	Legacy (1)	Taylor Capital Acquired (2)	Total	% of Total
Commercial related credits:
Commercial loans	$2,644,551	$796,081	$3,440,632	37%	$1,841,851	$1,403,355	$3,245,206	36%
Commercial loans collateralized by assignment of lease payments	1,592,832	100,708	1,693,540	18	1,574,046	118,212	1,692,258	18
Commercial real estate	1,868,283	711,726	2,580,009	27	1,652,398	892,469	2,544,867	28
Construction real estate	202,080	53,540	255,620	3	112,024	135,044	247,068	3
Total commercial related credits	6,307,746	1,662,055	7,969,801	85	5,180,319	2,549,080	7,729,399	85
Other loans:
Residential real estate	435,460	171,711	607,171	6	326,330	176,957	503,287	5
Indirect vehicle	343,504	2,227	345,731	4	266,334	2,506	268,840	3
Home equity	206,903	16,270	223,173	2	227,324	24,585	251,909	3
Other consumer loans	87,037	575	87,612	1	77,408	729	78,137	1
Total other loans	1,072,904	190,783	1,263,687	13	897,396	204,777	1,102,173	12
Total loans excluding purchased credit-impaired loans	7,380,650	1,852,838	9,233,488	98	6,077,715	2,753,857	8,831,572	97
Purchased credit-impaired loans	53,487	102,206	155,693	2	77,352	174,293	251,645	3
Total loans	$7,434,137	$1,955,044	$9,389,181	100%	$6,155,067	$2,928,150	$9,083,217	100%

(1)
Legacy loans include all loans other than those acquired through the Merger, including loans acquired in connection with our FDIC-assisted transactions and our other acquisition transactions, as well as new loans originated subsequent to the Merger.

(2)	Represents loans acquired through the Merger that have not yet been renewed. These balances will decrease to zero over time.

Gross loans, excluding purchased credit-impaired and covered loans, increased by $401.9 million to $9.2 billion at September 30, 2015 from December 31, 2014. Gross loans increased by $306.0 million to $9.4 billion at September 30, 2015 from $9.1 billion at December 31, 2014. This increase was primarily due to increases in originations of commercial related loans.

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

Non-performing loans exclude loans held for sale. Fair value of these loans as of acquisition includes estimates of credit losses.

The following table sets forth the amounts of non-performing loans, non-performing assets, potential problem loans, and purchased credit-impaired loans as well as other information regarding asset quality at the dates indicated (dollars in thousands):

	September 30, 2015	December 31, 2014	September 30, 2014
Non-performing loans:
Non-accruing loans	$92,302	$82,733	$97,580
Loans 90 days or more past due, still accruing interest	4,275	4,354	2,681
Total non-performing loans	96,577	87,087	100,261
Other real estate owned	29,587	19,198	18,817
Repossessed assets	216	93	126
Total non-performing assets	$126,380	$106,378	$119,204
Potential problem loans (1)	$122,966	$55,651	$51,690
Purchased credit-impaired loans	$155,693	$251,645	$288,186
Total allowance for loan and lease losses	$124,626	$110,026	$102,810
Accruing restructured loans (2)	20,120	15,603	16,877
Total non-performing loans to total loans	1.03%	0.96%	1.12%
Total non-performing assets to total assets	0.85	0.73	0.82
Allowance for loan and lease losses to non-performing loans	129.04	126.34	102.54

(1)	For additional information regarding potential problem loans, see "Potential Problem Loans" below.

(2)	Accruing restructured loans consists primarily of residential real estate and home equity loans that have been modified and are performing in accordance with those modified terms.

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

Other real estate owned that is related to our FDIC-assisted transactions is excluded from non-performing assets.  Other real estate owned related to the Heritage, Benchmark, Broadway, and New Century FDIC-assisted transactions totaled $13.8 million and $18.2 million at September 30, 2015 and December 31, 2014, respectively.

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the nine months ended September 30, 2015 and 2014 (in thousands):

	September 30,
	2015	2014
Beginning balance	$19,198	$23,289
Transfers in at fair value less estimated costs to sell	15,612	872
Acquired from business combination	—	4,720
Fair value adjustments	(2,407)	(2,509)
Net gains on sales of other real estate owned	337	835
Cash received upon disposition	(3,153)	(8,390)
Ending balance	$29,587	$18,817

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

	September 30, 2015	December 31, 2014

Commercial loans	$90,079	$16,065
Commercial loans collateralized by assignment of lease payments	1,309	2,264
Commercial real estate	31,578	37,322
Total	$122,966	$55,651

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

The commercial related general loss reserve was $93.9 million as of September 30, 2015 and $85.1 million as of December 31, 2014. The increase in the commercial related general loss reserve was due to the provision related to the acquired Taylor Capital loans. Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

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

The total commercial related specific reserves component of the allowance was $13.7 million as of September 30, 2015 compared to $5.2 million as of December 31, 2014.   The increase relates to four commercial related loan relationships.

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $17.0 million at September 30, 2015 and $19.8 million at December 31, 2014.

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

We recorded $14.6 million in provision for credit losses for acquired loans related to the non-purchase credit impaired (non-PCI) Taylor loans as accounted for in accordance with ASC 310-20 for the nine months ended September 30, 2015. No additional provisions were recorded on the purchase credit impaired (PCI) Taylor loans accounted for in accordance with ASC 310-30.

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

The following table presents an analysis of the allowance for loan and lease losses for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Balance at beginning of period	$124,130	$103,905	$114,057	$113,462
Allowance for unfunded credit commitments acquired through business combination	—	1,261	—	1,261
Utilization of allowance for unfunded credit commitments	—	(637)	—	(637)
Provision for credit losses - legacy	1,225	(1,600)	75	(2,400)
Provision for credit losses - acquired Taylor Capital loan portfolio	4,133	4,709	14,553	4,709
Charge-offs:
Commercial loans	1,657	606	2,283	1,142
Commercial loans collateralized by assignment of lease payments	1,980	—	2,080	40
Commercial real estate	170	1,027	2,312	9,910
Construction real estate	5	5	11	75
Residential real estate	292	740	1,189	1,438
Home equity	358	566	1,078	2,002
Indirect vehicles	581	1,043	2,082	2,546
Other consumer loans	467	497	1,391	1,582
Total charge-offs	5,510	4,484	12,426	18,735
Recoveries:
Commercial loans	456	564	1,514	2,888
Commercial loans collateralized by assignment of lease payments	11	425	1,100	555
Commercial real estate	2,402	2,227	6,338	3,279
Construction real estate	216	25	253	201
Residential real estate	337	4	417	529
Home equity	186	46	447	306
Indirect vehicles	334	402	1,354	1,283
Other consumer loans	118	65	356	211
Total recoveries	4,060	3,758	11,779	9,252
Net charge-offs	1,450	726	647	9,483
Allowance for credit losses	128,038	106,912	128,038	106,912
Allowance for unfunded credit commitments	(3,412)	(4,102)	(3,412)	(4,102)
Allowance for loan and lease losses	$124,626	$102,810	$124,626	$102,810
Total loans	$9,389,181	$8,975,924	$9,389,181	$8,975,924
Ratio of allowance to total loans	1.33%	1.15%	1.33%	1.15%
Ratio of net charge-offs to average loans	0.06	0.04	0.01	0.21

Net charge-offs of $647 thousand were recorded in the nine months ended September 30, 2015 compared to net charge-offs of $9.5 million in the nine months ended September 30, 2014. A provision for credit losses of $14.6 million was recorded for the nine months ended September 30, 2015 compared to $2.3 million for the nine months ended September 30, 2014.

The provision for credit losses for the nine months ended September 30, 2015 included a provision for credit losses of $75 thousand for the legacy MB Financial portfolio and $14.6 million related to the acquired Taylor Capital portfolio for loan renewals subsequent to the acquisition date and the establishment of a corresponding general reserve for Taylor Capital loans in excess of the loan discount. We anticipate recording a provision related to the acquired portfolio in future quarters related to renewing Taylor Capital loans which will largely offset the accretion from non-purchase credit-impaired loans. In addition, included in the table above are net recoveries for the acquired Taylor Capital loans of $297 thousand and $967 thousand for the three and nine months ended September 30, 2015, respectively.

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

Lease investments by categories follow (in thousands):

	September 30, 2015	December 31, 2014	September 30, 2014
Direct finance leases:
Minimum lease payments	$345,344	$340,602	$312,507
Estimated unguaranteed residual values	68,297	70,469	62,628
Less: unearned income	(30,300)	(31,229)	(29,448)
Direct finance leases (1)	$383,341	$379,842	$345,687
Leveraged leases:
Minimum lease payments	$4,610	$10,689	$13,549
Estimated unguaranteed residual values	845	1,586	1,712
Less: unearned income	(187)	(540)	(734)
Less: related non-recourse debt	(4,482)	(10,330)	(13,064)
Leveraged leases (1)	$786	$1,405	$1,463
Operating leases:
Equipment, at cost	$290,786	$257,495	$231,529
Less accumulated depreciation	(106,563)	(94,662)	(94,409)
Lease investments, net	$184,223	$162,833	$137,120

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leverage leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $49.8 million at September 30, 2015, $38.5 million at December 31, 2014 and $32.8 million at September 30, 2014.

At September 30, 2015, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2015	$2,402	$161	$5,408	$7,971
2016	7,245	561	10,094	17,900
2017	20,259	104	9,441	29,804
2018	15,735	19	10,594	26,348
2019	10,321	—	6,387	16,708
Thereafter	12,335	—	22,684	35,019
	$68,297	$845	$64,608	$133,750

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are generally reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $1 million per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees participate. Often times, there are several individual lease schedules under one master lease. There were 3,942 leases at September 30, 2015 compared to 3,793 at December 31, 2014.  The average residual value per lease schedule was approximately $34 thousand at September 30, 2015 and December 31, 2014.  The average residual value per master lease schedule was approximately $142 thousand at September 30, 2015 and $155 thousand at December 31, 2014, respectively.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities were $159.0 million for the nine months ended September 30, 2015 compared to net cash flows provided by operating activities of $298.2 million for the nine months ended September 30, 2014.  The change is primarily due to the increase in other assets partly offset by the increase in earnings.

Cash flows from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the nine months ended September 30, 2015, the Company had net cash flows used in investing activities of $363.9 million compared to net cash flows provided by investing activities of $688.5 million for the nine months ended September 30, 2014.  The change is primarily due to the increase in loans and less investment securities sales during the nine months ended September 30, 2015.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the nine months ended September 30, 2015, the Company had net cash flows provided by financing activities of $193.0 million compared to net cash flows used in financing activities of $1.0 billion for the nine months ended September 30, 2014.  The change in cash flows from financing activities was primarily due to an increase in deposits and an increase in short-term borrowings compared to the decrease during the nine months ended September 30, 2014.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at September 30, 2015, there were no firm lending commitments in place, management believes that we could borrow approximately $308 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago ("FHLB").  As of September 30, 2015, the Company had $680.3 million outstanding in FHLB advances, and could borrow an additional amount of approximately $1.1 billion.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of September 30, 2015, the Company had approximately $1.4 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. The holding company had $32.4 million in cash as of September 30, 2015.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations at September 30, 2015 as compared to December 31, 2014.

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

At September 30, 2015, the Company’s total risk-based capital ratio was 12.94%, Tier 1 capital to risk-weighted assets ratio was 11.92%, common equity Tier 1 capital to risk-weighted assets ratio was 9.56% and Tier 1 capital to average asset ratio was 10.43%. At September 30, 2015, MB Financial Bank’s total risk-based capital ratio was 12.38%, Tier 1 capital to risk-weighted assets ratio was 11.35%, common equity Tier 1 capital to risk-weighted assets ratio was 11.35% and Tier 1 capital to average asset ratio was 9.94%. MB Financial Bank was categorized as “Well-Capitalized” at September 30, 2015 under the regulations of the Office of the Comptroller of the Currency.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from the Merger and our other merger and acquisition activities might not be realized within the anticipated time frames or at all; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses, which could necessitate additional provisions for loan losses, resulting both from loans we originate and loans we acquire from other financial institutions; (3) results of examinations by the Office of Comptroller of Currency, the Federal Reserve Board, the Consumer Financial Protection Bureau and other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our allowance for loan and lease losses or write-down assets; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior, net interest margin and the value of our mortgage servicing rights; (6) the possibility that our mortgage banking business may increase volatility in our revenues and earnings and the possibility that the profitability of our mortgage banking business could be significantly reduced if we are unable to originate and sell mortgage loans at profitable margins or if changes in interest rates negatively impact the value of our mortgage servicing rights; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) fluctuations in real estate values; (9) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market-place; (10) the possibility that our security measures might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that our security measures might not protect us from systems failures or interruptions; (11) our ability to realize the residual values of our direct finance, leveraged, and operating leases; (12) our ability to access cost-effective funding; (13) changes in financial markets; (14) changes in economic conditions in general and in the Chicago metropolitan area in particular; (15) the costs, effects and outcomes of litigation; (16) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in capital requirements pursuant to the Dodd-Frank Act, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (17) changes in accounting principles, policies or guidelines; (18) our future acquisitions of other depository institutions or lines of business; and (19) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2015 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.

The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2015 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates. Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10%, and 6%, respectively, in the first three months, 11%, 26%, and 15%, respectively, in the next nine months, 52%, 58%, and 57%, respectively, from one year to five years, and 33%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$64,145	$—	$1,880	$—	$66,025
Investment securities	261,945	361,199	1,440,573	803,773	2,867,490
Loans held for sale	676,020	—	—	—	676,020
Loans, including covered loans	4,597,818	1,569,638	3,054,898	166,827	9,389,181
Total interest earning assets	$5,599,928	$1,930,837	$4,497,351	$970,600	$12,998,716
Interest Bearing Liabilities:
NOW and money market deposit accounts	$277,931	$759,948	$2,252,265	$839,270	$4,129,414
Savings deposits	52,245	147,277	541,683	212,541	953,746
Time deposits	389,448	732,283	615,120	500	1,737,351
Short-term borrowings	733,701	59,750	133,289	13,789	940,529
Long-term borrowings	6,008	56,878	29,731	2,558	95,175
Junior subordinated notes issued to capital trusts	186,068	—	—	—	186,068
Total interest bearing liabilities	$1,645,401	$1,756,136	$3,572,088	$1,068,658	$8,042,283
Rate sensitive assets (RSA)	$5,599,928	$7,530,765	$12,028,116	$12,998,716	$12,998,716
Rate sensitive liabilities (RSL)	1,645,401	3,401,537	6,973,625	8,042,283	8,042,283
Cumulative GAP (GAP=RSA-RSL)	3,954,527	4,129,228	5,054,491	4,956,433	4,956,433
RSA/Total assets	37.46%	50.37%	80.46%	86.95%	86.95%
RSL/Total assets	11.01	22.75	46.65	53.79	53.79
GAP/Total assets	26.45	27.62	33.81	33.15	33.15
GAP/RSA	70.62	54.83	42.02	38.13	38.13

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	September 30, 2015		December 31, 2014
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$29,571	6.51%	$19,270	4.60%
+ 1.00%	14,308	3.15	7,930	1.89
- 1.00%	(19,843)	(4.37)	(20,299)	(4.85)

In the interest rate sensitivity table above, changes in net interest income between September 30, 2015 and December 31, 2014 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to higher cost certificates of deposit in a rising rate environment.

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

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2015 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended September 30, 2015, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information for the three months ended September 30, 2015 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
July 1, 2015 — July 31, 2015	2,765	$34.16	—	$46,945
August 1, 2015 — August 31, 2015	432,526	31.99	406,900	33,936
September 1, 2015 — September 30, 2015	1,002,762	32.18	968,039	2,785
Total	1,438,053	$32.13	1,374,939

(1)
Includes shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards (2,765, 25,626 and 34,723 during the first, second and third months of the three months ended September 30, 2015, respectively) as well as shares purchased under the publicly announced repurchase program.

In the second quarter of 2015, the Company's Board of Directors authorized the Company to purchase up to $50 million of the Company's common stock from time to time over twelve-month period, subject to market conditions and other factors. The Company purchased $47.2 million, or approximately 1.5 million shares, of its common stock through September 30, 2015. The Company purchased the remaining $2.8 million in October 2015.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

Date:	November 4, 2015	By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2015	By:	/s/Jill E. York
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

101
The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith