Form 10-K
period 2015-12-31
MB FINANCIAL INC /MD
filed 2016-02-19
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $2,429,680,490 as of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates.”

There were issued and outstanding 73,681,692 shares of the Registrant’s common stock as of February 18, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s 2016 Annual Meeting of Stockholders.	Part III

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2015

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from the pending MB Financial-American Chartered merger described in this report might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the requisite regulatory approvals and approval of American Chartered’s shareholders for the pending MB Financial-American Chartered merger might not be obtained, or may take longer to obtain than expected; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from originated loans and loans acquired from other financial institutions; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior, net interest margin and the value of our mortgage servicing rights; (6) the possibility that our mortgage banking business may experience increased volatility in its revenues and earnings and the possibility that the profitability of our mortgage banking business could be significantly reduced if we are unable to originate and sell mortgage loans at profitable margins or if changes in interest rates negatively impact the value of our mortgage servicing rights; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) fluctuations in real estate values; (9) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (10) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (11) our ability to realize the residual values of its direct finance, leveraged and operating leases; (12) the ability to access cost-effective funding; (13) changes in financial markets; (14) changes in economic conditions in general and in the Chicago metropolitan area in particular; (15) the costs, effects and outcomes of litigation; (16) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in capital requirements pursuant to the Dodd-Frank Act, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (17) changes in accounting principles, policies or guidelines; (18) our future acquisitions of other depository institutions or lines of business; and (19) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

We do not undertake any obligation to update any forward-looking statement to reflect circumstances or events that occur after the date on which the forward-looking statement is made.

General

MB Financial, Inc., headquartered in Chicago, Illinois, is a financial holding company with banking offices located primarily in the Chicago area.  The words “MB Financial,”  “the Company,” “we,” “our” and “us” refer to MB Financial, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.  Our primary market is the Chicago metropolitan area, in which we operate 80 banking offices through our bank subsidiary, MB Financial Bank, N.A. (MB Financial Bank). Through MB Financial Bank, we offer a broad range of financial services primarily to small and middle market businesses and individuals in the markets that we serve.  Our primary business segments include banking, leasing and mortgage banking.  As of December 31, 2015, on a consolidated basis, we had total assets of $15.6 billion, deposits of $11.5 billion, stockholders’ equity of $2.1 billion, and client assets under management of $3.8 billion in our Wealth Management Group (including $2.7 billion in our trust department and $1.1 billion in our majority-owned asset management firm, Cedar Hill Associates LLC). In addition to these amounts for our Wealth Management Group, on December 31, 2015, MB Financial Bank acquired a 100% equity interest in MSA Holdings, LLC,

("MSA") the parent company of MainStreet Investment Advisors, LLC ("MainStreet") and Cambium Asset Management, LLC ("Cambium"). As of December 31, 2015, MainStreet had $2.9 billion in assets under advisement, and Cambium had $109.0 million in assets under management.

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

For the Heritage, Benchmark, New Century and Broadway transactions, MB Financial Bank entered into loss-share agreements with the FDIC.  Under the loss-share agreements, MB Financial Bank shares with the FDIC in the losses on assets (generally loans and other real estate owned referred to as “covered loans” and “covered other real estate owned”) covered under the agreements for specified time periods (generally ten years for single family residential real estate loans and five years for commercial loans), after which MB Financial Bank will absorb 100% of any losses. The commercial loan loss-share agreements for the Heritage and Benchmark transactions expired in March 2014 and December 2014, respectively, and the commercial loan loss-share agreements for the Broadway and New Century transactions expired in June 2015. See “Item 1A. Risk Factors-Our participation in the loss-share agreements with the FDIC requires that we follow certain servicing procedures, and the terms of certain loans may exceed the coverage periods under the loss-share agreements.”

On December 28, 2012, MB Financial Bank acquired Celtic Leasing Corp. (“Celtic”), a privately held, mid-ticket equipment leasing company.

On August 18, 2014, the Company acquired Taylor Capital Group, Inc. ("Taylor Capital"), a bank holding company and the parent company of Cole Taylor Bank, a commercial bank headquartered in Chicago, through the merger of Taylor Capital with and into the Company, followed immediately by the merger of Cole Taylor Bank with and into MB Financial Bank. Consideration paid by the Company was $648.8 million, including $519.3 million in common stock and $129.5 million in cash. The Company issued 19.6 million shares of common stock as a result of the merger. In addition, each share of Taylor Capital’s Perpetual Non-Cumulative Preferred Stock, Series A was converted into one share of the Company's Perpetual Non-Cumulative Preferred Stock, Series A with substantially identical terms. See Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

On November 20, 2015, the Company and American Chartered Bancorp, Inc. ("American Chartered") entered into an agreement and plan of merger pursuant to which the Company will acquire American Chartered through the merger of American Chartered with and into the Company, followed immediately by the merger of American Chartered's wholly owned bank subsidiary, American Chartered Bank, with and into MB Financial Bank. American Chartered Bank is a commercial bank that operates 15 banking offices in the Chicago area and, as of December 31, 2015, had approximately $2.8 billion in total assets, $2.0 billion in loans, and $2.3 billion in deposits. The consideration to be paid by the Company will consist of $100 million in cash with the remainder in Company stock (currently estimated at 10.2 million shares of common stock). The transaction, which is subject to customary regulatory approvals and the approval of American Chartered stockholders, is expected to close around June 30, 2016. See Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

As noted above, on December 31, 2015, MB Financial Bank acquired a 100% equity interest in MSA, the parent company of MainStreet and Cambium. MainStreet provides investment management solutions to the bank trust and independent trust company markets.  Cambium, a Registered Investment Advisor, provides efficient, cost-effective account management solutions on a discretionary basis for high net worth clients, both individuals and institutions, and small accounts through its BluePrint portfolio solution. As of December 31, 2015, MainStreet had $2.9 billion in assets under advisement, and Cambium had $109.0 million in assets under management.

MB Financial Bank Subsidiaries

MB Financial Bank, our largest subsidiary, has four wholly owned subsidiaries with significant operating activities: LaSalle Systems Leasing, Inc. ("LaSalle"), Celtic, MB Equipment Finance, LLC, ("MB Equipment Finance") a subsidiary that was acquired through the Taylor Capital merger, and MSA. MB Financial Bank also has a majority owned subsidiary with significant operating activities, Cedar Hill Associates, LLC ("Cedar Hill").

LaSalle, which we acquired in 2002, focuses on leasing technology-related equipment to middle market and larger businesses located throughout the United States.  LaSalle also specializes in brokering third party equipment maintenance contracts as well as technology-related equipment. Celtic focuses on leasing equipment to middle market health care, legal, technology, and manufacturing companies located throughout the United States. MB Equipment Finance offers a full range of equipment finance options and specializes in originating and syndicating commercial equipment leases of U.S. middle-market companies.

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

Commercial Banking.  Commercial banking focuses on serving middle market businesses, primarily located in the Chicago metropolitan, southwest Wisconsin and northeast Indiana areas. We provide a full set of credit, deposit, treasury management, capital markets, and international banking products to these companies. In general, our credit products are designed for companies with annual revenues between $10 million and $500 million. We have a broad range of credit products for our target market, including working capital loans and lines of credit; accounts receivable financing; inventory and equipment financing; industrial revenue bond financing; ESOP financing; business acquisition loans; owner occupied real estate loans; asset-based loans; and financial, performance and commercial letters of credit. Our deposit and treasury management products are designed for companies with annual revenues up to $500 million and include internet banking products, investment sweep accounts, zero balance accounts, automated tax payments, ATM access, telephone banking, lockbox, automated clearing house transactions, account reconciliation, controlled disbursement, detail and general information reporting, wire transfers, vault services for currency and coin, remote deposit capture and checking accounts. Our capital markets products include derivatives and interest rate risk solutions, capital solutions, merger and acquisition advisory, and real estate debt and equity placement. Our international banking services include trade services, export trade finance, and foreign exchange. We also provide a full set of credit, deposit and treasury management services for real estate operators and investors.

Lease Banking. Lease banking offers loans similar to those offered in the commercial banking business line but serves equipment lessors located throughout the United States. We have provided banking services to this industry for more than four decades. Competition in serving equipment lessors generally comes from large banks, finance companies, large industrial companies and some community banks. We compete based upon rapid decision-making and elite service and by providing flexible financial solutions to meet our customers' needs. We provide full banking services to leasing companies by financing the debt portion of leveraged equipment leases (referred to as lease loans), providing short and long-term equity financing and making working capital and bridge loans. For lease loans, a lessee's credit is often rated as investment grade for its public debt by Moody's, Standard & Poors or the equivalent. Whether or not a lessee has a public debt rating, they are subject to the same internal credit analysis as any other customer of MB Financial Bank. Lessees mostly include investment grade “Fortune 1000” companies located throughout the U.S. and large middle-market companies.

Retail Banking. Retail banking has 80 banking offices and 122 ATMs located throughout the Chicago metropolitan area. We also have one branch in Philadelphia, Pennsylvania. Our target customers are small businesses (with annual revenues up to $10 million) located in our market and consumers who live and work near our banking centers. We offer our retail banking customers, both business and consumer, a variety of deposit products and services, such as checking, savings, money market, NOW and certificates of deposit. Our products are designed to meet the needs of customers of all ages and lifestyles. Our services are conveniently delivered through our branch network, as well as through our electronic channels, internet and mobile banking, providing added access for all clients.

Our business banking division continues to grow. This division offers the expertise of a business banker and the personal attention of a local branch to small businesses in our market. These businesses are afforded the same services available to our larger commercial customers, customized to meet the unique needs of our entrepreneurial clients. We offer a small business corporate credit card, as well as a commercial multi-card which serves as both a travel and entertainment card and a purchasing card for our larger business customers.

Our cards division, MB Payment Solutions, offers general reloadable prepaid cards, payroll cards, incentive cards and gift cards. These products are extended to existing customers and offered nationally (through sponsorship programs where MB Financial Bank is the issuing bank) to companies needing card payment solutions.

Wealth Management.  Our wealth management group provides comprehensive wealth management solutions to individuals, and for-profit and not-for-profit entities. We provide investment management, custody, personal trust, financial planning and wealth advisory services to business owners, high net worth individuals, foundations, endowments and municipal agencies, and private banking services through our private bankers, asset management and trust advisors and Cedar Hill, a registered investment advisor. Estate settlement, guardianship and retirement plan services are provided through our asset management and trust group. Our investment advisors working in our branches offer a wide variety of financial products and services to our retail customers, including non-FDIC insured investment alternatives and/or insurance products. MB Financial Bank's majority-owned subsidiary Cedar Hill also provides clients with non-FDIC insured investment alternatives and/or insurance products. In addition, MB Financial Bank's newly acquired wholly-owned subsidiary MSA, through its wholly-owned subsidiaries MainStreet and Cambium, provides investment management solutions to the bank trust and independent trust company markets as well as efficient, cost-effective account management solutions on a discretionary basis for high net worth clients, both individuals and institutions, and small accounts through its BluePrint portfolio solution.

Leasing. Leasing includes lease originations and related services offered through our leasing subsidiaries, LaSalle, Celtic and MB Equipment Finance. We invest directly in equipment that we lease (referred to as direct finance, leveraged or operating leases) to "Fortune 1000," large middle-market companies and healthcare providers located throughout the United States. Our lease portfolio consists of various kinds of equipment, generally technology related, such as computer systems, satellite equipment, medical equipment and general manufacturing, industrial, construction and transportation equipment. We seek leasing transactions where we believe the equipment leased is integral to the lessee's business, thereby increasing the likelihood of renewal at the end of the lease term. Our leasing subsidiaries also specialize in brokering third party equipment maintenance contracts to large companies.

Mortgage Banking. The mortgage banking segment originates residential mortgage loans for sale to investors and for the Company's portfolio through its retail and third-party channels, as well as our 80 retail banking branches. This segment also services residential mortgage loans for various investors and for loans owned by the Company and makes bulk purchases of servicing rights. Most of the activity in our mortgage banking segment is attributable to the mortgage banking business we acquired in connection with the Taylor Capital merger.

Lending Activities

General.  Our loan portfolio consists primarily of loans to businesses or for business purposes.

Commercial.  We make commercial loans mainly to middle market businesses, generally located in the Chicago, southwest Wisconsin and northeast Indiana areas.  Borrowers tend to be privately-owned and are generally manufacturers, wholesalers, distributors, long-term health care operators and service providers.  Loan products offered are primarily working capital, term loans and lines of credit that help our customers finance accounts receivable, inventory and equipment.  We also offer financial, performance and commercial letters of credit.  Commercial loans secured by owner occupied real estate are classified as commercial real estate loans.  Most commercial loans are short-term in nature, being one year or less, with the maximum term generally being five to seven years.

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

Residential Real Estate.  Primarily, we originate fixed and adjustable rate residential real estate loans secured by one to four unit dwellings.  Terms of first mortgages generally range from five to thirty years.  In deciding whether to make a residential real estate loan, we consider the qualifications of the borrower as well as the value of the underlying property.  Our general practice is to sell a majority of our newly originated fixed-rate residential real estate loans and to hold in portfolio the majority of our newly originated adjustable-rate residential real estate loans with 15 and 30 year maturities.

Consumer.  Our consumer loan portfolio is primarily focused on indirect vehicle loans through a network of motorcycle, powersports, recreational vehicles, and marine dealers in 47 states. Terms of these fixed rate loans typically range from two to fifteen years depending on the product. In deciding whether to make an indirect loan, we consider the qualifications of the borrower as well as the value of the collateral.

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

Personnel

As of December 31, 2015, we and our subsidiaries employed a total of 2,980 full-time equivalent employees.  We consider our relationship with our employees to be good.

Supervision and Regulation

We, our bank subsidiary (MB Financial Bank), and its subsidiaries, are subject to an extensive system of laws and regulations that are intended primarily for the protection of customers and depositors and not for the protection of security holders.  These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, and rates of interest that can be charged on loans.  Described below are elements of selected laws and regulations.  The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described.

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

Our bank subsidiary and its affiliates are subject to the examination and enforcement powers of the Consumer Financial Protection Bureau (the “CFPB”) with respect to federal consumer financial laws.

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

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), we and our bank subsidiary became subject to new capital regulations adopted by the Federal Reserve and the OCC, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the Basel Committee on Banking Supervision. The federal banking agencies have also adopted a rule on liquidity coverage requirements, which applies only to banking organizations with total consolidated assets of $50 billion or more or on-balance sheet foreign exposure of $10 billion or more, and sets less stringent requirements for institutions that do not meet these requirements but have $50 billion in or more in total assets.

Under the new capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total risk-based capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

There are a number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015, some of which are subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital and eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Trust preferred securities issued by a company, such as our company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital under the new regulations.  Mortgage servicing and deferred tax assets over designated percentages of CET1 will be deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  However, because of our asset size, we are eligible for the one-time option of permanently opting out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.  We elected this option in the first quarter of 2015.

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The new regulations make certain changes in the risk-weighting of assets to better reflect credit risk and other risk exposure compared to the earlier capital rules. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets will be required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019.

To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level.

As of December 31, 2015, we and our bank subsidiary met the requirements to be "well capitalized" and the full capital conservation buffer requirement.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within these categories.  This act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified.  Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements.  An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan.  The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan.  Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors.  In addition, the Federal Deposit Insurance Corporation Improvement Act requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet these standards.

The various federal bank regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by the Federal Deposit Insurance Corporation Improvement Act, using the total risk-based capital, Tier 1 risk-based capital, CET1 and leverage capital ratios as the relevant capital measures.  A “well capitalized” institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 5% and a leverage ratio of at least 5% and not be subject to a capital directive or order.  An institution is “adequately capitalized” if it has a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 8%, a CET1 capital ratio of at least 4.5% and a leverage ratio of at least 4%.  An institution is “undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 6%, a total risk-based capital ratio of less than 8%, a CET1 capital ratio of less than 4.5% or a leverage ratio of less than 4%.  An institution is “significantly undercapitalized” if it has a Tier 1 risk-based capital ratio of less than 4%, a total risk-based capital ratio of less than 6%. a CET1 capital ratio of less than 3% or a leverage ratio of less than 3%.  An institution is “critically undercapitalized” if its tangible equity is equal to or less than 2% of total assets.  Generally, an institution may be reclassified in a lower capitalization category if it is determined that the institution is in an unsafe or unsound condition or engaged in an unsafe or unsound practice.

As of December 31, 2015, our bank subsidiary met the requirements to be classified as “well-capitalized.”

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

As described above under “--Capital Adequacy,” beginning January 1, 2016 the capital conservation buffer requirement can also restrict our ability and the ability of our bank subsidiary to pay dividends.

Stress Testing. As required by the Dodd-Frank Act and the regulations of the Federal Reserve Board and the OCC, institutions such as the Company and our subsidiary bank, with average total consolidated assets greater than $10 billion, must conduct annual, company-run stress tests under the baseline, adverse and severely adverse scenarios provided by the federal banking regulators. The regulators may also require the use of additional scenarios. The stress test is a process to assess the potential impact of scenarios on the consolidated earnings, losses and capital of an institution over the planning horizon, taking into account the institution’s condition, risks, exposures, strategies and activities. The purpose of the stress tests is to ensure that institutions have robust, forward-looking capital planning that accounts for their risks and to help ensure that institutions have sufficient capital throughout times of economic and financial stress. Beginning with the 2016 stress test, which is the first stress test we and our bank subsidiary must conduct under the regulations, the company-run stress tests are to be conducted using data as of December 31st of the preceding calendar year and the scenarios released by the agencies from time to time. Stress test results must be reported to the agencies by July 31st of each year, with public disclosure of a summary of the stress test results between October 15th and October 31st. The stress test results are an important factor considered by the Federal Reserve Board and the OCC in evaluating, among other matters, the capital adequacy of the Company and our subsidiary bank and whether any proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. We and our subsidiary bank must consider the results of stress tests in the normal course of business, including consideration of capital planning, assessment of capital adequacy and risk management practices.

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

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% (formerly 1.15%) by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank requires the FDIC to offset the effect of the increase in the statutory minimum DRR to 1.35% on institutions with assets less than $10 billion.  The FDIC has not yet adopted a final rule to implement this offset.

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

•	Require new capital rules (discussed under “--Capital Adequacy” above).

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

•	Require annual stress testing by banks and their holding companies with more than $10 billion in assets and impose certain reporting and disclosure requirements.

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

As indicated above, the Dodd-Frank Act created the CFPB, a new, independent federal agency with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the laws referenced above, fair lending laws and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies. Our subsidiary bank is subject to the CFPB’s examination and primary enforcement authority.

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

The CFPB has finalized a number of significant rules which impact nearly every aspect of the lifecycle of a residential mortgage loan. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with the “ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” in which case a rebuttable presumption exists that the creditor extending the loan has satisfied the ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time. We are continuing to analyze the impact that such rules may have on our business. In addition to the exercise of its rulemaking authority, the CFPB’s supervisory powers entitle the CFPB to examine institutions for violations of consumer lending laws, even in the absence of consumer complaints or damages.

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

As of December 31, 2015 and 2014, excluding purchased credit-impaired loans, approximately 39% of our total loan portfolio was secured by real estate, a majority of which is commercial real estate.

Our commercial real estate portfolio consists of health care, industrial, multifamily, office, retail and church and schools loans.  Our concentration in commercial real estate loans involves additional risk as the values of the properties securing the loans can decline.  In addition, vacancy rates can increase, resulting in lower cash flows on the underlying properties and stress on our customer's ability to repay their loans.

At December 31, 2015, excluding purchased credit-impaired loans, our commercial real estate loans totaled $2.7 billion, or 27% of our total loan portfolio. This loan type represented approximately 28% of our total non-performing loans as of December 31, 2015.

We originate fixed and adjustable rate loans secured by one- to four-family residential real estate.  Our general practice is to sell a majority of our newly originated fixed-rate residential real estate loans and to hold in portfolio a majority of our newly originated adjustable-rate residential real estate loans with 15 and 30 year maturities. Our portfolio also includes home equity lines of credit and fixed-rate second mortgage loans.  Home equity lines of credit are generally extended up to 80% of the value of the property, less existing liens.  Terms for second mortgages typically range from five to ten years.

This type of real estate lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Our non-performing consumer related loans increased from $34.0 million, or 39% of our total non-performing loans, as of December 31, 2014 to $38.5 million, or 37% of our total non-performing loans, as of December 31, 2015. Non-performing home equity and residential real estate loans together accounted for 94% of the consumer related non-performing loans as of December 31, 2015.

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

We make our commercial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial loans may depreciate over time, be difficult to appraise and fluctuate in value. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. Accordingly, we make our commercial loans primarily based on the historical and expected cash flow of the borrower and secondarily on underlying collateral provided by the borrower. At December 31, 2015, our commercial loans totaled $3.6 billion, or 37% of our total loan portfolio. This loan type represented approximately 24% of our total non-performing loans as of December 31, 2015.

We lend money to small and mid-sized independent lessors to finance the debt portion of leases. A lease loan arises when a lessor discounts the equipment rental revenue stream owed to the lessor by a lessee. Our lease loans entail many of the same types of risks as our commercial loans. Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease loan, it is unlikely that the proceeds from the sale of the leased equipment will be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2015, our lease loans totaled $1.8 billion, or 18% of our total loan portfolio. This loan type represented approximately 12% of our total non-performing loans as of December 31, 2015.

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

Many of our investment securities are issued by and some of our loans are made to the U.S. government and government agencies and sponsored entities. Uncertain domestic political conditions, including prior federal government shutdowns and potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to potential future debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government and loans to the federal government pose credit default and liquidity risks. In 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States from AAA to AA+. A further downgrade or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.

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

At December 31, 2015, our mortgage servicing rights had a fair value of $168.2 million compared to $235.4 million at December 31, 2014. In July 2015, we sold approximately $103 million of mortgage servicing rights at book value. Changes in fair value of our mortgage servicing rights are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our mortgage servicing rights may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our mortgage servicing rights, our financial condition and results of operations would be negatively affected.

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

As of December 31, 2015, our investment securities portfolio contained 193 securities in an unrealized loss position (with total unrealized losses of $8.5 million as of that date), compared to 168 securities in an unrealized loss position as of December 31, 2014 (with total unrealized losses of $5.3 million as of that date). Factors beyond our control can significantly influence the fair value of securities in our investment securities portfolio and can cause potential adverse changes to the fair value of these securities. These factors include but are not limited to rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the credit markets. Any of these mentioned factors could cause an-other-than-temporary impairment or permanent impairment of these assets, which would lead to accounting charges which could have a material negative effect on our financial condition and results of operations. In addition, we have a large longer term municipal security portfolio that would decline substantially in value if interest rates increase materially.

Higher FDIC deposit insurance premiums and assessments could significantly increase our non-interest expense.

FDIC insurance rates increased significantly in 2009, and we may pay higher FDIC premiums in the future.  The Dodd-Frank Act established 1.35% as the minimum Designated Reserve Ratio ("DRR"). The FDIC has determined that the DRR should be 2.0% and has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15% on institutions with assets less than $10 billion.  The FDIC has not yet adopted a final rule to implement this offset.

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

If the interest rates paid on deposits and other interest bearing liabilities increase at a faster rate than the interest rates received on loans and other interest earning assets, our net interest income, and therefore earnings, could be adversely affected.  As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. In addition, a substantial portion of our loans (approximately 60% of our total loan portfolio as of December 31, 2015) have adjustable interest rates.  While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of default. A portion of our adjustable rate loans have interest rate floors that are in-the-money and may not adjust upward immediately with increases in interest rates. Rising interest rates also may reduce the demand for loans and the value of our fixed-rate investment securities.

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

The success of our pending merger with American Chartered is dependent on a number of factors beyond our control.

The success of our pending merger with American Chartered, whereby American Chartered Bancorp, Inc. would be merged with MB Financial, Inc. and American Chartered Bank would be merged with MB Financial Bank, is subject to a number of uncertain factors, including, but not limited to:

•
obtaining the requisite regulatory approvals in order to consummate the transaction. We must obtain approvals from the Federal Reserve Board and the Office of the Comptroller of the Currency. Other approvals, waivers or consents from regulators may also be required. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the transaction. It is a condition to each company’s obligation to complete the merger that the requisite regulatory approvals be obtained without the imposition of any condition or restriction that would reasonably be expected to have a material adverse effect on, or materially and adversely affect the economic benefits to be realized by us (as the surviving corporation of the merger) and its subsidiaries, taken as a whole, after giving effect to the merger; and

•	obtaining the requisite approval from the shareholders of American Chartered;

•
our ability to realize expected revenues, cost savings, synergies and other benefits from the merger within the expected time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; and

•	the credit quality of loans and other assets acquired from American Chartered.

We and American Chartered have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses of our company and American Chartered. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. The loss of key American Chartered employees could adversely affect our ability to successfully conduct our business in the markets in which American Chartered now operates, which could have an adverse effect on our financial results and the value of our common stock. If we experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause us and/or American Chartered to lose customers or cause customers to close their accounts with us and/or American Chartered and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. In addition, the actual cost savings of the merger could be less than anticipated.

The American Chartered merger may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.

Because shares of our stock will be issued in the American Chartered merger, it is possible that, although we currently expect the merger to be accretive to earnings per share in the first full year excluding one-time charges, the merger may be dilutive to our earnings per share, which could negatively affect the market price of our common stock.

It is currently expected that the aggregate number of shares of our common stock issuable in the merger will be approximately 10.2 million. The issuance of these new shares could have the effect of depressing the market price of shares of our common stock through dilution of earnings per share or otherwise.

In addition, future events and conditions could increase the dilution that is currently projected, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize some or all of the anticipated benefits of the merger. Any dilution of, or delay of any accretion to, our earnings per share could cause the price of our common stock to decline or grow at a reduced rate.

We will incur significant transaction and merger-related costs in connection with the American Chartered merger.

We expect to continue to incur a number of non-recurring costs associated with completing the American Chartered merger, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. For example, we will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the American Chartered merger.

Our participation in the loss-share agreements with the FDIC requires that we follow certain servicing procedures, and the terms of certain loans may exceed the coverage periods under the loss-share agreements.

MB Financial Bank entered into loss-share agreements with the FDIC as part of the Heritage, Benchmark, Broadway and New Century transactions. These loss-share agreements require that MB Financial Bank follow certain servicing procedures as specified in the agreement.  A failure to follow these procedures or any other breach of the agreement by MB Financial Bank could result in the loss of FDIC reimbursement of losses on covered loans and other real estate owned, which could have a material negative effect on our financial condition and results of operations. In addition, the loss-share agreements protect MB Financial Bank against losses for limited periods of time (generally ten years for single family residential real estate loans and five years for commercial loans). To the extent MB Financial Bank continues to hold any of the covered loans following the expiration of the applicable loss-share period, it will absorb 100% of any losses. The commercial loan loss-share agreements for the Heritage and Benchmark transactions expired in March 2014 and December 2014, respectively, and the commercial loan loss-share agreements for the Broadway and New Century transactions expired in June 2015.

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

Prepaid card products and services are subject to extensive regulatory supervision that create significant compliance and operating costs, as well as the risk of data breaches.

We offer several prepaid card products, including payroll, general purpose reloadable, gift and incentive cards to our customers.   Additionally, we provide sponsorship and issuing services to corporate clients who have developed and manage their own card programs for their customers.  Through these sponsorship and issuing relationships, we maintain the critical oversight and control responsibilities of the program, while our corporate clients take on various key management roles, including the marketing, processing and distribution of the cards. Our prepaid card products and our involvement with the card programs of our corporate clients subject us to certain risks.

Prepaid cards operate in a highly regulated environment and are subject to extensive supervision and examination.   This regulatory environment includes an expectation of a comprehensive BSA/AML oversight and monitoring program, as well as federal and state laws addressing consumer protection, escheatment, privacy, anti-money laundering and data protection.  Compliance with these laws and regulations are costly, challenging and require significant personnel resources.

The issuance and delivery of prepaid products depend on a variety of processing platforms, networks and third party service providers in order to transmit, store and communicate customer and transactional data.  If our systems, or the systems of one of our third party service providers were breached, critical data and information could be lost, compromised or misused.  These breaches may result in significant financial loss to customers and result in reputational damage to us and adversely affect our operating results.

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

Among the many requirements in the Dodd-Frank Act for new banking regulations is the requirement for new capital regulations.  Generally, trust preferred securities will no longer be eligible as Tier 1 capital, but the Company’s currently outstanding trust preferred securities are grandfathered.  See “Item 1. Business-Supervision and Regulation-Capital Adequacy.”

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

As noted above, the Dodd-Frank Act created the CFPB, a new, independent federal agency with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB also has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets and their affiliates, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies.

Since its formation, the CFPB has finalized a number of significant rules that could have a significant impact on our business and the financial services industry more generally. In particular, as discussed above under “Item 1. Business--Supervision and Regulation-Consumer Protection Laws,” the CFPB has adopted rules impacting nearly every aspect of the lifecycle of a residential mortgage loan. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with an “ability to repay” test and identify whether a loan meets a new definition for a “qualified mortgage,” in which case a safe harbor or a rebuttable presumption exists (dependent on whether the loan is a higher priced covered transaction) that the creditor extending the loan has satisfied the ability to repay test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages including, but not limited to, providing a written list of homeownership counseling organizations, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower's principal residence; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; (iv) comply with new disclosure requirements and standards for appraisals and certain financial products; and (v) maintain escrow accounts for higher-priced mortgage loans for a longer period of time. The new rules include the TILA-RESPA Integrated Disclosure (TRID) rules. The TRID rules contain new requirements and new disclosure forms that are required to be provided to borrowers. The CFPB has also issued guidance which could significantly affect the automotive financing industry by subjecting indirect motorcycle and motorsport lenders, such as our subsidiary bank, to regulation as creditors under the Equal Credit Opportunity Act, which would make indirect lenders monitor and control certain credit policies and procedures undertaken by dealers.

Compliance with the rules and policies adopted by the CFPB may limit the products we may permissibly offer to some or all of our customers, or limit the terms on which those products may be issued, or may adversely affect our ability to conduct our business as previously conducted (including our residential mortgage and indirect lending businesses in particular). We may also be required to add compliance personnel or incur other significant compliance-related expenses. Our business, financial condition, results of operations and/or competitive position may be adversely affected as a result.

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

If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are based on a complex model using, among other things, estimated cash flows and industry pricing multiples. Based on the Company's 2015 goodwill impairment testing, the fair values of the three reporting units, banking, leasing and mortgage banking, were in excess of their carrying value.  If the fair values of the three reporting units were less than their book value of total common stockholders' equity, the Company will consider this and other factors, including the anticipated cash flows of each of the reporting units, to determine whether goodwill is impaired. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.

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
As of December 31, 2015, we had outstanding $186.2 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain subsidiaries that are statutory business trusts. We have also guaranteed these trust preferred securities. As of December 31, 2015, American Chartered had outstanding $35.0 million aggregate principal amount of junior subordinated debt securities (which will be assumed by MB Financial in the merger), issued in connection with the sale of trust preferred securities by certain subsidiaries that are statutory business trusts. American Chartered has also guaranteed its trust preferred securities and, following the merger, MB Financial will guarantee American Chartered's trust preferred securities in addition to its own.
As of December 31, 2015, we had eight, and following the American Chartered merger we will have ten, separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five consecutive years.
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

We conduct our business at 80 banking offices located in the Chicago metropolitan area and one banking office in Philadelphia, Pennsylvania.  We own a majority of our banking center facilities.  The remaining facilities are leased.  We have approximately 122 ATMs at our branches and at other locations.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.  See Note 7 of the notes to our consolidated financial statements contained in Item 8 of this report for additional information regarding our premises and equipment.

We also have non-bank office locations in Chicago and Forest Park, Illinois; Paramus, New Jersey; Towson, Maryland; Ann Arbor, Birmingham and Troy, Michigan; Columbus, Ohio; and Irvine, La Jolla and Newport Beach, California.  These offices are used by our lease and mortgage banking personnel and our Cedar Hill, LaSalle, Celtic, MB Equipment Finance and MSA subsidiaries. We also operate 39 mortgage retail offices in 18 states.

We believe our facilities in the aggregate are suitable and adequate to operate our businesses.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MBFI.”  There were approximately 1,493 holders of record of our common stock as of December 31, 2015.

The following table presents quarterly market price information and cash dividends paid per share for our common stock for 2015 and 2014:

	Market Price Range
	High	Low	Dividends Paid
2015
Quarter ended December 31, 2015	$36.21	$30.33	$0.17
Quarter ended September 30, 2015	36.23	30.42	0.17
Quarter ended June 30, 2015	35.77	29.59	0.17
Quarter ended March 31, 2015	33.10	27.93	0.14
2014
Quarter ended December 31, 2014	$33.62	$26.21	$0.14
Quarter ended September 30, 2014	30.26	24.44	0.14
Quarter ended June 30, 2014	31.92	25.15	0.12
Quarter ended March 31, 2014	32.72	26.95	0.12

The timing and amount of cash dividends paid depends on our earnings, capital requirements, financial condition and other relevant factors.  The primary source for dividends paid to stockholders is dividends paid to us from MB Financial Bank and cash on hand.  We have an internal policy which provides that dividends paid to us by MB Financial Bank cannot exceed an amount that would cause the bank’s Total risk-based capital, Tier 1 risk-based capital, Common equity tier 1 capital and Tier 1 leverage capital ratios to fall below 11%, 9%, 7.5% and 7%, respectively.  These ratios are in excess of the minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes, which are 10%, 8%, 6.5% and 5%, respectively. See “Item 1. Business - Supervision and Regulation - Capital Adequacy” above. Our internal policy also requires the Company to maintain these ratios on a consolidated basis.  In addition to adhering to our internal policy, there are regulatory restrictions on the ability of national banks to pay dividends.  See “Item 1. Business - Supervision and Regulation - Dividends” above and Note 17 of notes to consolidated financial statements contained in Item 8 of this report.

The following table sets forth information for the three months ended December 31, 2015 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
October 1, 2015 — October 31, 2015	87,569	$31.52	87,201	$—
November 1, 2015 — November 30, 2015	—	—	—	—
December 1, 2015 — December 31, 2015	814	32.56	—	—
Total	88,383	$31.53	—

(1)
Includes shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards as well as shares purchased under the publicly announced repurchase program.

On May 27, 2015, the Company announced that its Board of Directors authorized the Company to purchase up to $50 million of the Company's common stock from time to time over a twelve-month period, subject to market conditions and other factors. The Company executed on this authorization by purchasing $50 million, or approximately 1.6 million shares, of the Company's common stock during the third and fourth quarters of 2015.

Stock Performance Presentation

The following line graph shows a comparison of the cumulative returns for the period beginning December 31, 2010 and ending December 31, 2015 of the Company's common stock, the NASDAQ Composite Index and the SNL Mid Cap Bank Index. The information assumes that $100 was invested at the closing price on December 31, 2010 in the Company's common stock and each index, and that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
FOR MB FINANCIAL, INC., NASDAQ COMPOSITE INDEX
AND SNL MID CAP BANK INDEX

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
MB Financial, Inc.	$100.00	$98.95	$115.06	$189.86	$198.00	$198.97
NASDAQ Composite Index	100.00	99.21	116.82	163.75	188.03	201.40
SNL Mid Cap Bank Index	100.00	87.90	98.51	146.36	149.09	160.48

Item 6.	Selected Financial Data

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

Our summary consolidated financial information and other financial data contain information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP).  These measures include net interest income on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis. A reconciliation of net interest margin on a fully tax equivalent basis to net interest margin is contained in the “Selected Financial Data” tables below. For additional information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Information."

Selected Financial Data:

	As of or for the Year Ended December 31,
(Dollars in thousands, except per share data)	2015	2014 (1)	2013	2012	2011
Statement of Operations Data:
Interest income	$494,234	$375,148	$297,895	$335,310	$384,560
Interest expense	28,628	24,325	25,559	42,522	59,287
Net interest income	465,606	350,823	272,336	292,788	325,273
Provision for credit losses	21,386	12,052	(5,804)	(8,900)	120,750
Net interest income after provision for credit losses	444,220	338,771	278,140	301,688	204,523
Non-interest income	322,093	221,305	154,394	129,193	122,719
Non-interest expenses	534,154	436,782	294,588	304,030	283,246
Income before income taxes	232,159	123,294	137,946	126,851	43,996
Applicable income tax expense	73,211	37,193	39,491	36,477	5,268
Net income	158,948	86,101	98,455	90,374	38,728
Dividends and discount accretion on preferred shares	8,000	4,000	—	3,269	10,414
Net income available to common stockholders	$150,948	$82,101	$98,455	$87,105	$28,314
Common Share Data:
Basic earnings per common share	$2.03	$1.32	$1.81	$1.61	$0.52
Diluted earnings per common share	2.02	1.31	1.79	1.60	0.52
Book value per common share	26.77	25.58	24.14	23.29	21.92
Weighted average common shares outstanding:
Basic	74,177,574	62,012,196	54,509,612	54,270,297	54,057,158
Diluted	74,849,030	62,573,406	54,993,865	54,505,976	54,337,280
Dividend payout ratio on common stock	32.18%	39.69%	24.58%	8.13%	7.69%
Cash dividends per common share	$0.65	$0.52	$0.44	$0.13	$0.04

(1)	On August 18, 2014, we completed the Taylor Capital merger. See Note 2 of the notes to consolidated financial statements contained under “Item 8. Financial Statements and Supplementary Data.”

Selected Financial Data (continued):

	As of or for the Year Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$381,441	$312,081	$473,459	$287,543	$244,565
Investment securities	2,930,066	2,723,701	2,352,862	2,416,977	2,509,412
Loans, gross	9,793,998	9,083,217	5,712,551	5,766,930	5,950,995
Allowance for loan and lease losses	128,140	110,026	111,746	124,204	126,798
Loans held for sale	744,727	737,209	629	7,492	4,727
Total assets	15,585,007	14,602,099	9,641,427	9,571,805	9,833,072
Deposits	11,505,215	10,990,942	7,381,259	7,542,697	7,647,607
Short-term and long-term borrowings	1,406,011	1,014,331	555,548	336,652	486,218
Junior subordinated notes issued to capital trusts	186,164	185,778	152,065	152,065	158,538
Stockholders’ equity	2,087,284	2,028,286	1,326,682	1,275,770	1,393,027
Performance Ratios:
Return on average assets	1.07%	0.75%	1.05%	0.95%	0.39%
Return on average equity	7.33	5.15	7.59	6.83	2.85
Return on average common equity	7.77	5.29	7.59	7.05	2.43
Net interest margin (1)	3.63	3.54	3.31	3.49	3.75
Tax equivalent effect	0.21	0.23	0.28	0.24	0.15
Net interest margin — fully tax equivalent basis (1)	3.84	3.77	3.59	3.73	3.90
Loans to deposits	85.13	82.64	77.39	76.46	77.82
Asset Quality Ratios:
Non-performing loans to total loans (2)	1.07%	0.96%	1.87%	2.03%	2.17%
Non-performing assets to total assets (3)	0.87	0.73	1.36	1.62	2.12
Allowance for loan and lease losses to total loans	1.31	1.21	1.96	2.15	2.13
Allowance for loan and lease losses to non-performing loans (2)	122.43	126.34	104.87	106.17	98.00
Net loan charge-offs to average loans	0.04	0.18	0.16	(0.02)	2.90
Liquidity and Capital Ratios:
Common equity tier 1 capital to risk-weighted assets	9.27%	N/A	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	11.54	12.61%	15.28%	14.73%	17.34%
Total capital to risk-weighted assets	12.54	13.62	16.53	16.62	19.39
Tier 1 capital to average assets	10.40	10.47	11.22	10.50	11.73
Average equity to average assets	13.89	13.96	13.82	13.35	13.65
Other:
Banking facilities	81	86	85	86	88
Full time equivalent employees	2,980	2,839	1,775	1,758	1,684

(1)	Net interest margin represents net interest income as a percentage of average interest earning assets.

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

Selected Financial Data (continued):

The following table sets forth our selected quarterly financial data (in thousands, except common share data):

	Three Months Ended 2015				Three Months Ended 2014
	December	September	June	March	December	September	June	March
Statement of Operations Data:
Interest income	$129,527	$123,352	$121,226	$120,129	$126,847	$102,461	$73,265	$72,575
Interest expense	7,758	7,383	6,753	6,734	7,036	6,849	5,193	5,247
Net interest income	121,769	115,969	114,473	113,395	119,811	95,612	68,072	67,328
Provision for credit losses	6,758	5,358	4,296	4,974	9,743	3,109	(1,950)	1,150
Net interest income after provision for credit losses	115,011	110,611	110,177	108,421	110,068	92,503	70,022	66,178
Non-interest income	75,625	82,251	82,949	81,268	83,678	61,087	39,928	36,612
Non-interest expenses	127,231	134,266	132,737	139,920	140,504	142,201	78,030	76,047
Income before income taxes	63,405	58,596	60,389	49,769	53,242	11,389	31,920	26,743
Income tax expense	19,798	18,318	19,437	15,658	17,117	4,488	8,814	6,774
Net income	$43,607	$40,278	$40,952	$34,111	$36,125	$6,901	$23,106	$19,969
Dividends on preferred shares	2,000	2,000	2,000	2,000	2,000	2,000	—	—
Net income available to common stockholders	$41,607	$38,278	$38,952	$32,111	$34,125	$4,901	$23,106	$19,969
Net interest margin	3.64%	3.52%	3.63%	3.73%	3.81%	3.56%	3.26%	3.36%
Tax equivalent effect	0.22	0.21	0.21	0.20	0.20	0.22	0.27	0.28
Net interest margin on a fully tax equivalent basis	3.86%	3.73%	3.84%	3.93%	4.01%	3.78%	3.53%	3.64%
Common Share Data:
Basic earnings per common share	$0.57	$0.52	$0.52	$0.43	$0.46	$0.08	$0.42	$0.37
Diluted earnings per common share	0.56	0.51	0.52	0.43	0.45	0.08	0.42	0.36
Weighted average common shares outstanding	73,296,602	74,297,281	74,596,925	74,567,104	74,525,990	63,972,902	54,669,868	54,639,951
Diluted weighted average common shares outstanding	73,953,165	75,029,827	75,296,029	75,164,716	75,130,331	64,457,978	55,200,054	55,265,188

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On August 18, 2014, the Company completed the Taylor Capital Group, Inc. ("Taylor Capital") merger. Consideration paid was $648.8 million, including $519.3 million in common stock and $129.5 million in cash. The Company issued 19.6 million shares of common stock as a result of the merger. In addition, each share of Taylor Capital’s Perpetual Non-Cumulative Preferred Stock, Series A was converted into one share of the Company's Perpetual Non-Cumulative Preferred Stock, Series A with substantially identical terms. The results of operations acquired from Taylor Capital are included in the Company's 2014 results of operations for the 136 days since the date of acquisition and in the Company’s 2015 results of operations for the full year. See Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

On November 20, 2015, the Company and American Chartered Bancorp, Inc. ("American Chartered") entered into an agreement and plan of merger pursuant to which the Company will acquire American Chartered through the merger of American Chartered with and into the Company, followed immediately by the merger of American Chartered's wholly owned bank subsidiary, American Chartered Bank, with and into MB Financial Bank. The consideration to be paid by the Company will consist of $100 million in cash with the remainder in Company stock (currently estimated at 10.2 million shares of common stock). The transaction, which is subject to customary regulatory approvals and the approval of American Chartered stockholders, is expected to close around June 30, 2016. See Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

On December 31, 2015, the Company completed the acquisition of MSA Holdings, LLC, ("MSA") the parent company of MainStreet Investment Advisors, LLC and Cambium Asset Management, LLC. The Company recorded $13.5 million in goodwill and $8.8 million in other intangibles as a result of this acquisition.

Professional and legal expense in the year ended December 31, 2015 included expenses related to the acquisition of MSA and the pending acquisition of American Chartered.

We had net income and net income available to common stockholders of $158.9 million and $150.9 million, respectively, for the year ended December 31, 2015 compared to net income and net income available to common stockholders of $86.1 million and $82.1 million, respectively, for the year ended December 31, 2014 and net income and net income available to common stockholders of $98.5 million for the year ended December 31, 2013. Fully diluted earnings per common share were $2.02 for the year ended December 31, 2015 compared to $1.31 per common share in 2014 and $1.79 per common share in 2013.

The increase in earnings from the year ended December 31, 2014 to the year ended December 31, 2015 was primarily due to full year impact of the Taylor Capital merger and lower merger related and repositioning expenses. Net interest income increased by $114.8 million primarily due to an increase in interest earning assets (loans and investment securities) as a result of the Taylor Capital merger. Mortgage banking revenue increased by $71.3 million due primarily to mortgage operations acquired through the Taylor Capital merger. These increases were partly offset by the $97.4 million increase in non-interest expense primarily as a result of the Taylor Capital merger.

The decrease in earnings from the year ended December 31, 2013 to the year ended December 31, 2014 was primarily due to the merger related and repositioning expenses, partially offset by the impact of including Taylor Capital in our results for 136 days in 2014. See "Non-interest Expenses" section for a detailed schedule of merger related expenses. In addition, our results of operations for the year ended December 31, 2014 were affected by $10.6 million in contingent consideration expense that we recognized in the third quarter of 2014 relating to our December 2012 acquisition of Celtic. The consideration paid to Celtic's shareholders included the right to receive certain contingent payments based on the realization of residuals owned by Celtic on the transaction closing date. Given Celtic's stronger than expected lease residual performance subsequent to the acquisition, we increased the fair value of the residual based contingent consideration by $10.6 million.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At December 31, 2015, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $145.2 million.  See Note 1 and Note 6 of our audited consolidated financial statements for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2015, the Company had $19 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of December 31, 2015, the Company had approximately $2 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

The Company’s annual assessment date for goodwill impairment testing is as of December 31. As of December 31, 2015, the Company had three reporting units: banking, leasing and mortgage banking. Based on the Company's 2015 goodwill impairment testing, the fair values of the three reporting units were in excess of their carrying value.  No impairment losses were recognized during the years ended December 31, 2015, 2014 and 2013. The carrying amount of goodwill was $725.1 million at December 31, 2015 and $711.5 million at December 31, 2014. The increase of $13.5 million in goodwill was due to the acquisition of MSA.

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

Non-GAAP Financial Information

This report contains certain financial information determined by methods other than in accordance with GAAP. These measures include net interest income on a fully tax equivalent basis, net interest margin on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis excluding the effect of the acquisition accounting discount accretion on loans acquired through the Taylor Capital merger. Our management uses these non-GAAP measures, together with the related GAAP measures, in its analysis of our performance and in making business decisions. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. Management also believes that presenting net interest margin on a tax equivalent basis excluding the effect of the acquisition accounting discount accretion on loans acquired through the Taylor Capital merger is useful in assessing the impact of acquisition accounting on net interest margin, as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off our balance sheet. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis excluding the effect of the acquisition accounting discount accretion on loans acquired through the Taylor Capital merger to net interest margin are contained in the tables under “Net Interest Margin.”

Net Interest Income

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the related yields, as well as the interest expense on average interest bearing liabilities, and the related costs, expressed both in dollars and rates (dollars in thousands).  The table below and the discussion that follows contain presentations of net interest income and net interest margin on a tax-equivalent basis, which is adjusted for the tax-favored status of income from certain loans and investments.  Net interest margin also is presented on a tax-equivalent basis in “Item 6 Selected Financial Data.”  We believe this measure to be the preferred industry measurement of net interest income, as it provides a relevant comparison between taxable and non-taxable amounts. The table below and the discussion that follows also contains presentations of net interest margin on a tax equivalent basis excluding the effect of acquisition accounting discount accretion on loans acquired through the Taylor Capital merger.

Reconciliations of net interest income and net interest margin on a tax-equivalent basis and net interest margin on a tax-equivalent basis excluding the effect of acquisition accounting discount accretion on loans acquired through the Taylor Capital merger to net interest income and net interest margin in accordance with GAAP are provided in the table. For additional information, see "Non-GAAP Financial Information."

	Year Ended December 31,
(dollars in thousands)	2015			2014			2013
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$740,975	$26,804	3.62%	$231,555	$8,676	3.75%	$2,758	$—	—%
Loans (1) (2) (3)	8,815,956	377,520	4.28	6,511,293	283,352	4.35	5,279,314	228,931	4.34
Loans exempt from federal income taxes (4)	331,323	14,335	4.27	319,890	13,880	4.34	326,426	14,786	4.47
Taxable investment securities	1,538,709	39,299	2.55	1,549,954	38,619	2.49	1,393,341	26,084	1.87
Investment securities exempt from federal income taxes (4)	1,282,909	63,037	4.91	1,034,274	53,524	5.18	933,840	50,098	5.36
Federal funds sold	70	1	0.99	6,575	25	0.38	4,510	15	0.33
Other interest bearing deposits	117,344	318	0.27	270,578	663	0.25	283,854	690	0.24
Total interest earning assets	12,827,286	$521,314	4.06	9,924,119	$398,739	4.02	8,224,043	$320,604	3.90
Non-interest earning assets	2,000,598			1,496,025			1,167,834
Total assets	$14,827,884			$11,420,144			$9,391,877
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$4,053,848	$7,060	0.17%	$3,291,808	$4,815	0.15%	$2,698,226	$3,483	0.13%
Savings deposit	962,221	502	0.05	893,861	453	0.05	839,025	546	0.07
Time deposits	1,769,979	12,096	0.68	1,704,921	11,759	0.69	1,639,054	15,211	0.93
Short-term borrowings	933,530	1,412	0.15	404,305	780	0.19	264,381	622	0.24
Long-term borrowings and junior subordinated notes	297,990	7,558	2.50	251,483	6,518	2.56	223,266	5,697	2.52
Total interest bearing liabilities	8,017,568	$28,628	0.36	6,546,378	$24,325	0.37	5,663,952	$25,559	0.45
Non-interest bearing deposits	4,381,030			3,029,464			2,234,537
Other non-interest bearing liabilities	370,374			249,702			195,397
Stockholders’ equity	2,058,912			1,594,600			1,297,991
Total liabilities and stockholders’ equity	$14,827,884			$11,420,144			$9,391,877
Net interest income/interest rate spread (5)		$492,686	3.70%		$374,414	3.65%		$295,045	3.45%
Less: taxable equivalent adjustment		27,080			23,591			22,709
Net interest income, as reported		$465,606			$350,823			$272,336
Net interest margin (6)			3.63%			3.54%			3.31%
Tax equivalent effect			0.21%			0.23%			0.28%
Net interest margin on a fully tax equivalent basis (6)			3.84%			3.77%			3.59%
Effect of acquisition accounting discount accretion on loans acquired through the Taylor Capital merger			(0.28)%			(0.18)%			—%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through the Taylor Capital merger			3.56%			3.59%			3.59%

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

Net interest income and net interest margin on a fully tax equivalent basis, for the years ended December 31, 2015 and 2014, were significantly impacted by the Taylor Capital merger. Acquired assets and assumed liabilities were recorded at fair value as required by the acquisition method of accounting. Fair value adjustments (premiums or discounts) are amortized or accreted into net interest income over the remaining terms of the related interest earning assets and interest bearing liabilities. The accretion of the acquisition accounting discount on acquired loans had the most significant impact on net interest margin.

Net interest income on a fully tax equivalent basis increased $118.3 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in net interest income was due to a $2.9 billion increase in average earning asset balances (primarily as a result of the full year impact from the earning assets acquired through the Taylor Capital merger). In addition, net interest income in 2015 included interest income of $33.6 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in the Taylor Capital merger which increased the net interest margin by approximately 0.28%. The net interest margin, expressed on a fully tax equivalent basis, was 3.84% for 2015 and 3.77% for 2014. Excluding the acquisition accounting loan discount accretion, our net interest margin on a fully tax equivalent basis would have been 3.56% for 2015 and 3.59% for 2014.

Net interest income on a fully tax equivalent basis increased $79.4 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in net interest income was due to a $1.7 billion increase in average earning asset balances (primarily as a result of the earning assets acquired through the Taylor Capital merger). In addition, net interest income in 2014 included interest income of $17.1 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in the Taylor Capital merger which increased the net interest margin by approximately 18 basis points. The net interest margin, expressed on a fully tax equivalent basis, was 3.77% for 2014 and 3.59% for 2013. Excluding the acquisition accounting loan discount accretion, our net interest margin on a fully tax equivalent basis would have been 3.59% for 2014.

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

	Year Ended December 31,
	2015 Compared to 2014			2014 Compared to 2013
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
Interest Earning Assets:
Loans held for sale	$18,438	$(310)	$18,128	$8,676	$—	$8,676
Loans	98,760	(4,594)	94,166	53,610	812	54,422
Loans exempt from federal income taxes (1)	495	(38)	457	(292)	(615)	(907)
Taxable investment securities	(282)	962	680	3,178	9,357	12,535
Investment securities exempt from federal income taxes (1)	12,330	(2,817)	9,513	5,243	(1,817)	3,426
Federal funds sold	(43)	19	(24)	9	1	10
Other interest bearing deposits	(409)	64	(345)	(32)	5	(27)
Total increase (decrease) in interest income	129,289	(6,714)	122,575	70,392	7,743	78,135
Interest Bearing Liabilities:
Deposits
NOW and money market deposit accounts	1,231	1,014	2,245	829	503	1,332
Savings deposits	36	13	49	33	(126)	(93)
Time deposits	446	(109)	337	590	(4,042)	(3,452)
Short-term borrowings	831	(199)	632	285	(127)	158
Long-term borrowings and junior subordinated notes	1,183	(143)	1,040	730	91	821
Total increase (decrease) in interest expense	3,727	576	4,303	2,467	(3,701)	(1,234)
Total increase (decrease) in net interest income	$125,562	$(7,290)	$118,272	$67,925	$11,444	$79,369

(1)      Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% rate.

Non-interest Income

	Year Ended
	December 31, 2015	December 31, 2014	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Lease financing, net	$76,581	$64,310	$12,271	19.1%
Mortgage banking revenue	117,426	46,149	71,277	154.4
Commercial deposit and treasury management fees	45,283	34,315	10,968	32.0
Trust and asset management fees	23,545	21,839	1,706	7.8
Card fees	15,322	13,741	1,581	11.5
Capital markets and international banking fees	8,148	5,458	2,690	49.3
Consumer and other deposit service fees	13,282	12,788	494	3.9
Brokerage fees	5,754	5,176	578	11.2
Loan service fees	6,259	4,814	1,445	30.0
Increase in cash surrender value of life insurance	3,391	3,381	10	0.3
Net loss on investment securities	(176)	(2,525)	2,349	(93.0)
Net (loss) gain on sale of assets	(2)	3,452	(3,454)	(100.1)
Gain on extinguishment of debt	—	1,895	(1,895)	(100.0)
Other operating income	7,280	6,512	768	11.8
Total non-interest income	$322,093	$221,305	$100,788	45.5%

Non-interest income increased by $100.8 million, or 45.5%, for the year ended December 31, 2015 compared to the year ended December 31, 2014.

•	Mortgage banking revenue increased due to mortgage operations acquired through the Taylor Capital merger.

•	Leasing revenues increased due to higher fees and promotional revenue from the sale of third-party equipment maintenance contracts and higher lease residual realization.

•	Commercial deposit and treasury management fees increased due to new customer activity as well as the increased customer base as a result of the Taylor Capital merger.

•	Capital markets and international banking services fees increased due to higher swap and syndication fees partly offset by a decrease in M&A advisory fees.

•	Trust and asset management fees increased due to the addition of new customers.

•
Card fees increased due to a new payroll prepaid card program that started in the second quarter of 2014 as well as higher debit and credit card fees. This increase was partly offset by the impact from being subject to the Durbin amendment of the Dodd-Frank Act for the first time in the third quarter of 2015, which decreased card fees by approximately $2.4 million in 2015.

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

Non-interest Expenses

	Year Ended
	December 31, 2015	December 31, 2014	Increase/ (Decrease)	Percentage Change
Non-interest expense (in thousands):
Salaries and employee benefits	$343,531	$255,974	$87,557	34.2%
Occupancy and equipment expense	50,510	44,910	5,600	12.5
Computer services and telecommunication expense	34,453	31,678	2,775	8.8
Advertising and marketing expense	10,072	8,854	1,218	13.8
Professional and legal expense	11,053	14,652	(3,599)	(24.6)
Other intangibles amortization expense	6,115	5,501	614	11.2
Facilities impairment charges	8,515	2,270	6,245	275.1
Net loss recognized on other real estate owned and other related expense	1,468	3,575	(2,107)	(58.9)
Prepayment fees on interest bearing liabilities	85	—	85	100.0
Other operating expenses	68,352	69,368	(1,016)	(1.5)
Total non-interest expenses	$534,154	$436,782	$97,372	22.3%

Non-interest expense increased by $97.4 million, or 22.3%, from the year ended December 31, 2014 to the year ended December 31, 2015 primarily due to the full year impact of the Taylor Capital merger. Non-interest expenses include $5.5 million and $34.8 million in merger related and repositioning expenses for the year ended December 31, 2015 and 2014, respectively.

•
Salaries and employee benefits increased due to the full year impact of the increased staff from the Taylor Capital merger, annual salary increases, increase in incentive expense and higher health insurance costs.

•	Facility impairment charges increased primarily due to branch exit charges on facilities we closed in connection with the Taylor Capital merger.

•	Occupancy and equipment expense increased due to the full year impact of the additional offices acquired in the Taylor Capital merger.

•	Computer services and telecommunication expenses increased due to an increase in spending on IT security and other IT projects.

•	Advertising and marketing expense was higher due to increased advertising and sponsorships.

•	Professional and legal expense decreased due to less merger related legal expense.

•	Net loss recognized on other real estate owned and other related expense decreased due to lower losses recognized on other real estate owned.

•
Other operating expense decreased primarily as a result of the reversal of an accrual for a potential contingent loss we assumed in connection with the Taylor Capital merger that we currently believe is no longer required. This was for a previously disclosed matter related to a former deposit program relationship that Taylor Capital’s subsidiary bank, Cole Taylor Bank, had with an organization that provides electronic financial disbursements and payment services to the higher education industry. This decrease was partially offset by an increase in filing and other loan expense and higher FDIC assessments due to our larger balance sheet.

	Year Ended
	December 31, 2014	December 31, 2013	Increase/ (Decrease)	Percentage Change
Non-interest expense (in thousands):
Salaries and employee benefits	$255,974	$177,858	$78,116	43.9%
Occupancy and equipment expense	44,910	36,878	8,032	21.8
Computer services and telecommunication expense	31,678	18,883	12,795	67.8
Advertising and marketing expense	8,854	8,272	582	7.0
Professional and legal expense	14,652	8,807	5,845	66.4
Other intangibles amortization expense	5,501	6,084	(583)	(9.6)
Facilities impairment charges	2,270	—	2,270	100.0
Net (gain) loss recognized on other real estate owned and other related expense	3,575	(781)	4,356	(557.7)
Prepayment fees on interest bearing liabilities	—	—	—	—
Other operating expenses	69,368	38,587	30,781	79.8
Total non-interest expenses	$436,782	$294,588	$142,194	48.3%

Non-interest expense increased by $142.2 million, or 48.3%, from the year ended December 31, 2013 to the year ended December 31, 2014 primarily due to the Taylor Capital merger. Non-interest expenses include $34.8 million and $2.5 million in merger related and repositioning expenses for the year ended December 31, 2014 and 2013, respectively.

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

•	Occupancy and equipment expense increased due to the additional offices acquired in the Taylor Capital merger.

•	Non-interest expense was also impacted by higher losses on other real estate owned.

The following table presents the detail of the merger related and repositioning expenses (in thousands):

	Year Ended December 31,
	2015	2014	2013
Merger related and repositioning expenses:
Salaries and employee benefits	$(176)	$16,289	$—
Occupancy and equipment expense	275	743	—
Computer services and telecommunication expense	306	6,892	—
Advertising and marketing expense	2	544	4
Professional and legal expense	2,460	7,110	2,411
Facilities impairment charges	8,515	2,270	—
Other operating expenses	(5,876)	975	68
Total merger related and repositioning expenses	$5,506	$34,823	$2,483

Other operating expenses for the year ended December 31, 2015 were impacted by the reversal during the fourth quarter of 2015 of an accrual for a potential contingent loss we assumed in connection with the Taylor Capital merger that we currently believe is no longer required, as discussed above. As noted above, facility impairment charges increased in 2015 primarily due to branch exit charges on facilities we closed in connection with the Taylor Capital merger.

Professional and legal expense in the year ended December 31, 2015 included expenses related to the acquisition of MSA and the pending acquisition of American Chartered. All other expenses in that period and prior periods related to the Taylor Capital merger.

Income Taxes

Income tax expense for the year ended December 31, 2015 was $73.2 million compared to $37.2 million for the year ended December 31, 2014.  The increase was primarily due to an increase in our pre-tax income during the year ended December 31, 2015. The increased pre-tax income was primarily taxable in nature resulting in an increase in our effective tax rate to 31.5% for the year ended December 31, 2015 from 30.2% for the year ended December 31, 2014. In addition, the effective tax rate was less than the statutory rate for the years ended December 31, 2015, and December 31, 2014, primarily due to non-taxable investment income.

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

Operating Segments

The Company's operations consist of three reportable operating segments: banking, leasing and mortgage banking. Our banking segment generates its revenues primarily from its lending and deposit gathering activities. Our leasing segment generates its revenues through lease originations and related services offered through the Company's leasing subsidiaries: LaSalle Systems Leasing, Inc., Celtic Leasing Corp. and MB Equipment Finance, LLC. Our mortgage banking segment originates residential mortgage loans for sale to investors through its retail and third party origination channels as well as residential mortgage loans held in our loan portfolio. The mortgage banking segment also services residential mortgage loans owned by investors and the Company.

Net income from our banking segment for the year ended December 31, 2015 increased compared to the prior year. This increase was primarily due to an increase in net interest income due to the increase in interest earning assets partly offset by an increase in the total non-interest expense, both as a result of the full year impact of the Taylor Capital merger.

Net income from our leasing segment for the year ended December 31, 2015 increased compared to the prior year. This increase was primarily due to higher fees and promotional revenue from the sale of third-party equipment maintenance contracts and higher lease residual realization partly offset by an increase in commission expense.

Net income from our mortgage banking segment for the year ended December 31, 2015 increased compared to the prior year. This increase was primarily due to the full year impact of the mortgage operations acquired through the Taylor Capital merger.

Balance Sheet

Total assets increased $1.0 billion, or 6.7%, from December 31, 2014 to $15.6 billion at December 31, 2015.

•	Cash and cash equivalents increased by $69.4 million, or 22.2%, from December 31, 2014 to $381.4 million at December 31, 2015 due to the increase in deposits and borrowings.

•	Investment securities increased $206.4 million, or 7.6%, from December 31, 2014 to $2.9 billion at December 31, 2015 mostly as a result of municipal bond purchases.

•	Gross loans, excluding purchased credit-impaired loans and loans held for sale, increased from 2014 to 2015 by $821.0 million, or 9.3%, primarily due to growth in commercial-related loans.

Total liabilities increased by $923.9 million, or 7.3%, from December 31, 2014 to December 31, 2015 primarily due to the growth in deposits and increase in long-term borrowings.

•	Total deposits increased by $514.3 million, or 4.7%, to $11.5 billion at December 31, 2015 from $11.0 billion at December 31, 2014, primarily due to the growth in low cost deposits.

•
Non-interest bearing deposits increased by $508.9 million, or 12.4%, from December 31, 2014 to $4.6 billion at December 31, 2015 and comprised 40.2% of total deposits at December 31, 2015 compared to 37.5% at December 31, 2014.

•	Total borrowings increased by $392.1 million, or 32.7%, to $1.6 billion at December 31, 2015. The increase in total borrowings was primarily due to the increase in long-term FHLB advances.

Total stockholders’ equity increased $59.0 million at December 31, 2015 compared to December 31, 2014 primarily as a result of earnings for the year net of dividends declared.

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

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	Year Ended December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$63,805	$64,611	$64,612	$65,873	$50,486	$52,068
States and political subdivisions	373,285	396,367	390,076	410,854	19,398	19,143
Residential mortgage-backed securities	759,816	763,549	713,413	720,563	696,415	701,233
Commercial mortgage-backed securities	128,509	130,107	186,110	187,662	50,891	52,941
Corporate bonds	222,784	219,628	259,526	259,203	284,083	283,070
Equity securities	10,757	10,761	10,531	10,597	10,649	10,457
	1,558,956	1,585,023	1,624,268	1,654,752	1,111,922	1,118,912
Held to maturity
States and political subdivisions	1,016,519	1,052,755	752,558	782,265	932,955	936,173
Residential mortgage-backed securities	214,291	222,012	240,822	252,796	249,578	262,756
	1,230,810	1,274,767	993,380	1,035,061	1,182,533	1,198,929
Total	$2,789,766	$2,859,790	$2,617,648	$2,689,813	$2,294,455	$2,317,841

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

Fannie Mae issued mortgage-backed securities included in the available for sale and held to maturity portfolios had an aggregate book value and market value of $350.5 million and $353.2 million, respectively, at December 31, 2015.  Freddie Mac issued mortgage-backed securities included in the available for sale and held to maturity portfolios had an aggregate book value and market value of $281.0 million and $282.7 million at December 31, 2015, respectively.  We do not have any meaningful direct or indirect holdings of subprime residential mortgage investment securities, home equity lines of credit investment securities, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.

     The Company has no direct exposure to the State of Illinois, but approximately 21% of the state and political subdivisions portfolio consists of securities issued by municipalities in Illinois.  Approximately 73% of state and political subdivisions securities are insured and approximately 95% of our state and political subdivisions securities consist of general obligation issues.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities at December 31, 2015 (dollars in thousands):

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
Available for sale (fair value)
U.S. Government sponsored agencies and enterprises	$31,124	2.71%	$23,654	1.63%	$9,833	2.70%	$—	—%
States and political subdivision (1)	3,862	1.86	—	—	32,484	4.36	360,021	4.97
Residential mortgage-backed securities (2)	15	5.86	6,163	2.44	173,576	2.28	583,795	2.64
Commercial mortgage-backed securities (2)	4	2.23	62,397	2.56	—	—	67,706	5.27
Corporate bonds	10,187	2.44	209,441	2.67	—	—	—	—
Equity securities	—	—	—	—	—	—	10,761	3.29
	45,192	2.58	301,655	2.56	215,893	2.61%	1,022,283	3.64
Held to maturity (amortized cost)
States and political subdivision (1)	66,316	1.21	174,620	1.77	116,900	2.84	658,683	3.23
Residential mortgage-backed securities (2)	—	—	—	—	8,606	2.28	205,685	2.64
	66,316	1.21	174,620	1.77	125,506	2.80	864,368	3.09
Total	$111,508	1.76%	$476,275	2.27%	$341,399	2.68%	$1,886,651	3.39%

(1)   Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.
(2)   These securities are presented based upon contractual maturities.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2015		2014		2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial related credits:
Commercial	$3,616,286	37%	$3,245,206	36%	$1,281,377	22%	$1,220,472	21%	$1,113,123	19%
Commercial collateralized by assignment of lease payments	1,779,072	18	1,692,258	18	1,494,188	26	1,303,020	23	1,208,575	20
Commercial real estate	2,695,676	27	2,544,867	28	1,647,700	29	1,761,832	30	1,853,788	31
Construction real estate	252,060	3	247,068	3	141,253	3	110,261	2	183,789	3
Total commercial related credits	8,343,094	85	7,729,399	85	4,564,518	80	4,395,585	76	4,359,275	73
Other loans:
Residential real estate	628,169	6	503,287	5	314,440	5	314,359	5	316,787	5
Indirect vehicle	384,095	4	268,840	3	262,632	5	208,633	4	187,481	3
Home equity	216,573	2	251,909	3	268,289	5	305,186	5	336,043	6
Other consumer	80,661	1	78,137	1	66,952	1	93,317	2	88,865	2
Total other loans	1,309,498	13	1,102,173	12	912,313	16	921,495	16	929,176	16
Gross loans, excluding purchased credit-impaired loans	9,652,592	98	8,831,572	97	5,476,831	96	5,317,080	92	5,288,451	89
Purchased credit-impaired loans	141,406	2	251,645	3	235,720	4	449,850	8	662,544	11
Total loans	$9,793,998	100%	$9,083,217	100%	$5,712,551	100%	$5,766,930	100%	$5,950,995	100%

Gross loans, excluding purchased credit-impaired and covered loans, increased from 2014 to 2015 by $821.0 million, or 9.3%, primarily due to growth in commercial related loans. Gross loans, excluding purchased credit-impaired and covered loans, increased from 2013 to 2014 by $3.4 billion, or 61.3%, primarily due to the loans acquired through the Taylor Capital merger.

The following table sets forth the composition of our loan portfolio (excluding loans held for sale) as of the dates indicated showing the balances of legacy loans and loans acquired through the Taylor Capital merger (dollars in thousands):

	December 31, 2015				December 31, 2014
	Legacy (1)	Taylor Capital Acquired (2)	Total	% of Total	Legacy (1)	Taylor Capital Acquired (2)	Total	% of Total
Commercial related credits:
Commercial loans	$2,908,158	$708,128	$3,616,286	37%	$1,841,851	$1,403,355	$3,245,206	36%
Commercial loans collateralized by assignment of lease payments	1,687,421	91,651	1,779,072	18	1,574,046	118,212	1,692,258	18
Commercial real estate	2,040,339	655,337	2,695,676	27	1,652,398	892,469	2,544,867	28
Construction real estate	238,918	13,142	252,060	3	112,024	135,044	247,068	3
Total commercial related credits	6,874,836	1,468,258	8,343,094	85	5,180,319	2,549,080	7,729,399	85
Other loans:
Residential real estate	466,794	161,375	628,169	6	326,330	176,957	503,287	5
Indirect vehicle	382,000	2,095	384,095	4	266,334	2,506	268,840	3
Home equity	202,231	14,342	216,573	2	227,324	24,585	251,909	3
Other consumer loans	80,329	332	80,661	1	77,408	729	78,137	1
Total other loans	1,131,354	178,144	1,309,498	13	897,396	204,777	1,102,173	12
Total loans excluding purchased credit-impaired loans	8,006,190	1,646,402	9,652,592	98	6,077,715	2,753,857	8,831,572	97
Purchased credit-impaired loans	92,429	48,977	141,406	2	77,352	174,293	251,645	3
Total loans	$8,098,619	$1,695,379	$9,793,998	100%	$6,155,067	$2,928,150	$9,083,217	100%

(1)
Legacy loans include all loans other than those acquired through the Taylor Capital merger, including loans acquired in connection with our FDIC-assisted transactions and our other acquisition transactions, as well as new loans originated subsequent to the Taylor Capital merger and Taylor Capital loans that have been renewed.

(2)	Represents loans acquired through the Taylor Capital merger that have not yet been renewed. These balances will decrease to zero over time.

Loan Maturities

The following table sets forth information regarding our non-performing loans and the scheduled maturity information for the performing loans in our loan portfolio at December 31, 2015 (in thousands).  Demand loans, loans having no stated schedule of repayments, loans with no stated maturity and overdrafts are reported as due in one year or less.

		Due in One Year Or Less		Due after One Year Through Five Years		Due after Five Years
	Non-Performing	Fixed	Floating	Fixed	Floating	Fixed	Floating
	Loans (1)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Total
Commercial loans	$24,731	$104,408	$1,180,488	$267,100	$1,773,156	$91,413	$174,990	$3,616,286
Commercial loans collateralized by assignment of lease payments	12,345	134,610	—	1,492,753	27,025	95,581	16,758	1,779,072
Commercial real estate	29,073	148,146	238,169	655,834	1,174,551	125,521	324,382	2,695,676
Construction real estate	—	6,892	79,224	1,511	141,711	1,371	21,351	252,060
Residential real estate	18,204	2,814	94	6,190	125	163,178	437,564	628,169
Indirect vehicle	2,046	2,430	—	144,379	—	235,240	—	384,095
Home equity	18,156	1,493	22,543	4,883	38,833	37,793	92,872	216,573
Other consumer loans	106	1,983	14,983	27,637	18,758	43	17,151	80,661
Purchased credit-impaired loans	—	17,110	28,518	11,921	19,750	51,732	12,375	141,406
Gross loans	$104,661	$419,886	$1,564,019	$2,612,208	$3,193,909	$801,872	$1,097,443	$9,793,998

(1)	Excludes purchased credit-impaired loans. See Note 5 to our Consolidated Financial Statements for further information regarding purchased credit-impaired loans.

(2)	Excludes non-performing loans.

Asset Quality

Non-performing loans include loans accounted for on a non-accrual basis and accruing loans contractually past due 90 days or more as to interest or principal.  Management reviews the loan portfolio for problem loans on an ongoing basis.  During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for loan and lease losses and (if appropriate) partial or full charge-off.  After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  Generally, if interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income.  Loans will not be placed back on accrual status unless back interest and principal payments are made.  With respect to the loans that were on non-accrual status as of December 31, 2015 and 2014, the gross interest income that would have been recorded on such loans during the years ended December 31, 2015 and 2014 had such loans been current in accordance with their original terms was approximately $3.7 million and $4.3 million, respectively.  The amount of interest income on impaired loans that was included in net income for the years ended December 31, 2015 and 2014 was $202 thousand and $407 thousand, respectively.  Our general policy is to place loans 90 days past due on non-accrual status, as well as those loans that continue to pay, but display a well-defined material weakness.

Non-performing loans exclude purchased credit-impaired loans that were acquired as part of the Heritage, InBank, Corus, Benchmark, Broadway, and New Century FDIC-assisted transactions and as part of the Taylor Capital merger.  Fair value of these loans as of the acquisition date includes estimates of credit losses.  During the year ended December 31, 2015, there was a negative provision for credit losses of $2.0 million and net recoveries of $2.8 million, respectively, in relation to 17 pools of purchased loans with a total carrying amount of $37.2 million as of December 31, 2015. During the year ended December 31, 2014, there was a negative provision for credit losses of $1.3 million and net recoveries of $323.0 thousand in relation to 16 pools of purchased loans with a total carrying amount of $71.7 million as of December 31, 2014.  There was $2.1 million in allowance for loan and lease losses related to these purchased loans at December 31, 2015 and $1.3 million at December 31, 2014. See Note 5 of the notes to our consolidated financial statements for further information regarding purchased credit-impaired loans.

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

For pass rated loans (non-purchased credit-impaired loans), the difference between the estimated fair value of the loans (computed on a loan by loan basis) and the principal outstanding is accreted over the remaining life of the loans. We anticipate recording a provision for the acquired portfolio in future quarters related to renewing Taylor Capital loans which will offset a substantial portion of the accretion from the pass rated loans.

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

The following table sets forth the amounts of non-performing loans and non-performing assets (excluding loans held for sale, purchased credit-impaired loans and other real estate owned acquired as part of our FDIC-assisted transactions) at the dates indicated (dollars in thousands):

	At December 31,
	2015	2014	2013	2012	2011
Non-performing loans:
Non-accruing loans	$98,065	$82,733	$106,115	$115,387	$129,309
Loans 90 days or more past due, still accruing interest	6,596	4,354	446	1,599	82
Total non-performing loans	104,661	87,087	106,561	116,986	129,391
Other real estate owned	31,553	19,198	23,289	36,977	78,452
Repossessed assets	81	93	840	773	156
Total non-performing assets	$136,295	$106,378	$130,690	$154,736	$207,999
Purchased credit-impaired loans	$141,406	$251,645	$235,720	$449,850	$662,544
Total allowance for loan and lease losses	$128,140	$110,026	$111,746	$124,204	$126,798
Accruing restructured loans (1)	26,991	15,603	29,430	21,256	37,996
Total non-performing loans to total loans	1.07%	0.96%	1.87%	2.03%	2.17%
Total non-performing assets to total assets	0.87	0.73	1.36	1.62	2.12
Allowance for loan and lease losses to non-performing loans	122.43	126.34	104.87	106.17	98.00

(1)
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

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Beginning balance	$19,198	$23,289	$36,977
Transfers in at fair value less estimated costs to sell	21,576	2,133	6,164
Acquired from business combination	—	4,720	—
Capitalized other real estate owned costs	—	—	74
Fair value adjustments	(3,128)	(2,543)	(96)
Net gains on sales of other real estate owned	1,314	989	1,984
Cash received upon disposition	(7,407)	(9,390)	(21,814)
Ending balance	$31,553	$19,198	$23,289

As of December 31, 2015, the other real estate owned portfolio consisted of three properties with $1.5 million of other real estate owned balance related to commercial loans, nine properties with $8.4 million of other real estate owned balance related to construction loans, fifteen properties with $19.7 million of other real estate owned balance related to commercial real estate loans and twelve properties with $1.9 million of other real estate owned balance related to consumer related loans.  In addition, the Company also recorded net gains of $845 thousand for the year ended December 31, 2015 and net losses of $446 thousand and $360 thousand on other real estate owned related to assets acquired in FDIC-assisted transactions for the years ended December 31, 2014 and 2013, respectively.

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

	At December 31,
	2015	2014	2013

Commercial loans	$102,106	$16,065	$43,844
Commercial loans collateralized by assignment of lease payments	7,004	2,264	2,459
Commercial real estate	30,831	37,322	32,895
Construction real estate	—	—	391
Total	$139,941	$55,651	$79,589

Potential problem loans increased during 2015 primarily due to five commercial relationships migrating to potential problem loans.

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

Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous consumer related loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or any loan committee. Loans rated "one" represent those loans least likely to default and a loan rated "nine" represents a loss. The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time. We use a loan loss reserve model that incorporates the migration of loan risk ratings and historical default data over a multi-year period to develop our estimated default factors (EDFs). The model tracks annual loan rating migrations by loan type and currently uses loan risk rating migrations for 15 years. The migration data is adjusted by using average losses for an economic cycle (approximately 14 years) to develop EDFs by loan type, risk rating and maturity. EDFs are updated annually in December.

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

Commercial loans and lease loans:  total industry capacity utilization, our prior period charge-off rates and the yield on BBB-rated debt.

Commercial real estate loans and construction loans:  M2 Money stock, our prior period charge-off rates, the U.S. commercial real estate index and the contribution of the commercial mortgage-backed security spread to the Cleveland Financial Stress Index.

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

The commercial related general loss reserve was $94.2 million as of December 31, 2015 and $85.1 million as of December 31, 2014. The increase was due to reserves maintained on acquired performing loans that have renewed. Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

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

The total commercial related specific reserves component of the allowance increased to $16.2 million as of December 31, 2015 from $5.2 million as of December 31, 2014.

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $17.8 million at December 31, 2015 and $19.8 million at December 31, 2014.

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

We recorded $14.6 million in provision for credit losses for acquired loans related to the non-purchase credit impaired (non-PCI) Taylor loans as accounted for in accordance with ASC 310-20 for the year ended December 31, 2015 compared to $12.0 million for the year ended December 31, 2014. No additional provisions were recorded on the purchase credit impaired (PCI) Taylor loans accounted for in accordance with ASC 310-30.

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

The following table presents an analysis of the allowance for loan and lease losses for the years presented (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Balance at beginning of year	$114,057	$113,462	$128,279	$135,975	$192,217
Allowance for unfunded credit commitments acquired through business combination	—	1,261	—	—	—
Utilization of allowance for unfunded credit commitments	—	(637)	—	—	—
Provision for credit losses	21,386	12,052	(5,804)	(8,900)	120,750
Charge-offs:
Commercial	2,993	1,339	3,706	2,408	17,571
Commercial collateralized by assignment of lease payments	2,765	925	—	1,721	1,466
Commercial real estate	3,563	11,438	7,517	11,377	96,633
Residential real estate	1,450	1,718	2,796	2,944	12,643
Construction real estate	34	79	980	4,007	52,917
Indirect vehicle	2,980	3,735	2,911	2,259	2,836
Home equity	1,485	3,383	3,692	4,551	11,066
Other consumer	1,941	2,128	2,073	1,349	1,648
Total charge-offs	17,211	24,745	23,675	30,616	196,780
Recoveries:
Commercial	1,749	3,757	3,156	3,475	5,370
Commercial collateralized by assignment of lease payments	1,112	939	1,131	6,720	225
Commercial real estate	6,723	4,020	6,025	16,987	3,332
Residential real estate	515	1,190	479	501	49
Construction real estate	272	252	1,616	2,019	8,590
Indirect vehicle	1,853	1,736	1,411	1,096	1,399
Home equity	579	482	594	671	224
Other consumer	473	288	250	351	599
Total recoveries	13,276	12,664	14,662	31,820	19,788
Net charge-offs (recoveries)	3,935	12,081	9,013	(1,204)	176,992
Allowance for credit losses	131,508	114,057	113,462	128,279	135,975
Allowance for unfunded credit commitments	(3,368)	(4,031)	(1,716)	(4,075)	(9,177)
Allowance for loan and lease losses	$128,140	$110,026	$111,746	$124,204	$126,798
Total loans at December 31,	$9,793,998	$9,083,217	$5,712,551	$5,766,930	$5,950,995
Ratio of allowance to total loans	1.31%	1.21%	1.96%	2.15%	2.13%
Ratio of net charge-offs (recoveries) to average loans	0.04	0.18	0.16	(0.02)	2.90

Net charge-offs of $3.9 million were recorded in the year ended December 31, 2015 compared to net charge-offs of $12.1 million in the year ended December 31, 2014. A provision for credit losses of $21.4 million was recorded for the year ended December 31, 2015 compared to $12.1 million for the year ended December 31, 2014. The increase was primarily due to loan growth. A $14.6 million provision for credit losses for Taylor Capital acquired loans was recorded for the year ended December 31, 2015 compared to $12.0 million for the year ended December 31, 2014. These credit costs are a result of Taylor Capital loan renewals and required reserves on Taylor Capital acquired loans in excess of the purchase loan discount.

Net charge-offs of $12.1 million were recorded in the year ended December 31, 2014 compared to net charge-offs of $9.0 million in the year ended December 31, 2013. A provision for credit losses of $12.1 million was recorded for the year ended December 31, 2014 compared to a negative provision for credit losses of $5.8 million was recorded for the year ended December 31, 2013.

The following table sets forth the allocation of the allowance for loan and lease losses as of the date presented and the percentage of loans in each category to total loans.  The purpose of this allocation is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2015		2014		2013		2012		2011
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial loans	$38,751	37%	$29,079	36%	$22,977	22%	$22,498	21%	$21,106	19%
Commercial loans collateralized by assignment of lease payments	10,434	18	9,962	18	9,159	26	7,755	23	7,561	20
Commercial real estate	44,057	27	41,044	28	49,942	29	59,048	30	68,658	31
Residential real estate	5,734	6	6,646	5	8,872	5	6,941	5	3,935	5
Construction real estate	15,019	3	8,909	3	6,794	3	11,159	2	15,639	3
Consumer related loans	12,068	7	13,103	7	11,770	11	12,287	11	9,862	11
Purchased credit-impaired loans (1)	2,077	2	1,283	3	2,232	4	4,516	8	37	11
Total	$128,140	100%	$110,026	100%	$111,746	100%	$124,204	100%	$126,798	100%

(1)	Consists of allowance for loan and lease losses for commercial, commercial real estate and construction loans allocated to purchased credit-impaired loans.

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

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our core deposits consist of checking accounts, NOW accounts, money market accounts, savings accounts and non-public certificates of deposit.  These deposits, along with brokered deposits, and short-term and long-term borrowings are used to support our asset base.  Our deposits are obtained predominantly from the geographic trade areas surrounding each of our office locations.  We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.  We also use brokered deposits as an alternative funding source which allows us flexibility in managing our overall interest expense.  Low cost deposits (noninterest bearing deposits, money market and NOW accounts, and savings accounts) increased by $774.0 million, or 8.6%, and certificates of deposit decreased by $259.7 million, or 12.9%, at December 31, 2015 compared to the prior year. Noninterest bearing deposits grew by $508.9 million, or 12.4%, compared to December 31, 2014. Low cost deposits comprised 84% of total deposits at December 31, 2015 compared to 82% at December 31, 2014.

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31,
	2015		2014
	Amount	Percent	Amount	Percent
Demand deposits, noninterest bearing	$4,627,184	40%	$4,118,256	37%
NOW and money market accounts	4,144,633	36	3,913,765	36
Savings deposits	974,555	8	940,345	9
Certificates of deposit, $100,000 or more	1,182,443	11	1,314,911	12
Other certificates of deposit	576,400	5	703,665	6
Total	$11,505,215	100%	$10,990,942	100%

The following table sets forth the maturities of certificates of deposit and other time deposits $100,000 and over at December 31, 2015 (in thousands):

Certificates of deposit $100,000 and over:
Maturing within three months	$269,505
After three but within six months	172,743
After six but within twelve months	218,775
After twelve months	495,486
Total certificates of deposit $100,000 and over (1)	$1,156,509

Other time deposits $100,000 and over (2):
Maturing within three months	$6,275
After three but within six months	4,182
After six but within twelve months	8,116
After twelve months	7,361
Total other time deposits $100,000 and over	$25,934

(1)	Includes brokered deposits of $513.6 million.

(2)
Consists of time deposits held in individual retirement accounts (IRAs) and time certificates that the customer has the option to increase the principal balance and maintain the original interest rate.

Borrowings.  Total short-term and long-term borrowings were $1.4 billion at December 31, 2015 compared to $1.0 billion at December 31, 2014.  We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings from time to time include federal funds purchased, securities sold under agreements to repurchase, lines of credit from correspondent banks and Federal Home Loan Bank advances.  We also offer customers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2015	2014	2013
Federal funds purchased:
Average balance outstanding	$8,848	$15,156	$6
Maximum outstanding at any month-end during the period	82,124	68,244	—
Balance outstanding at end of period	4,530	11,591	—
Weighted average interest rate during the period	0.13%	0.41%	0.29%
Weighted average interest rate at end of the period	0.09	0.14	—
Securities sold under agreements to repurchase:
Average balance outstanding	$240,737	$206,861	$198,652
Maximum outstanding at any month-end during the period	276,724	264,092	240,600
Balance outstanding at end of period	201,207	219,824	193,389
Weighted average interest rate during the period	0.19%	0.20%	0.21%
Weighted average interest rate at end of the period	0.20	0.21	0.20
Federal Home Loan Bank advances:
Average balance outstanding	$683,808	$179,740	$65,559
Maximum outstanding at any month-end during the period	1,100,000	925,000	300,000
Balance outstanding at end of period	775,000	700,000	300,000
Weighted average interest rate during the period	0.14%	0.12%	0.29%
Weighted average interest rate at end of the period	0.17	0.13	0.17
Correspondent bank line of credit:
Average balance outstanding	$137	$2,548	$164
Maximum outstanding at any month-end during the period	25,000	15,000	—
Balance outstanding at end of period	25,000	—	—
Weighted average interest rate during the period	2.18%	2.03%	2.20%
Weighted average interest rate at end of the period	2.18	—	—

Long-term borrowings include notes payable to other banks to support a portfolio of equipment that we own and lease to other companies, Federal Home Loan Bank advances and structured repurchase agreements.  As of December 31, 2015 and December 31, 2014, our long-term borrowings were $400.3 million and $82.9 million, respectively.  The increase in long-term borrowings was primarily due to the increase in long-term FHLB advances.

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

As of December 31, 2015 and December 31, 2014, our junior subordinated notes issued to capital trusts were $186.2 million and $185.8 million, respectively.  See Notes 1 and 12 to the consolidated financial statements for further analysis.

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

We have no required regulatory liquidity ratios to maintain; however, we adhere to an internal policy which dictates internal thresholds.  This policy provides that we may not have a ratio of loans to deposits (including customer repurchase agreements) in excess of 90%.  In addition, our internal policy includes (i) a “liquidity coverage ratio” or LCR, designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario and should exceed 110%, and (ii) a “net stable funding ratio” or NSFR, which is the proportion/ratio of available long-term assets to long-term, stable funding.  At December 31, 2015, we were in compliance with the foregoing policies.

At December 31, 2015, we had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $3.4 billion.  We anticipate that we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $1.1 billion at December 31, 2015, including brokered deposits.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at December 31, 2015, there were no firm lending commitments in place, management believes that we could borrow approximately $307.5 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago (FHLB).  As of December 31, 2015, the Company had $1.1 billion outstanding in FHLB advances, and could borrow an additional amount of approximately $700 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of December 31, 2015, the Company had approximately $1.4 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. In addition, the Company has a $35.0 million unsecured line of credit with a correspondent bank. As of December 31, 2015, $25.0 million was outstanding. The holding company had $104.8 million in cash of December 31, 2015, which was held at MB Financial Bank.

MB Financial Bank is subject to various regulatory capital requirements which affect its ability to pay dividends to us.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Additionally, our current internal policy effectively limits the amount of dividends MB Financial Bank may pay to us by requiring the bank to maintain total risk-based capital, Tier 1 risk-based capital, Common equity tier 1 capital and Tier 1 leverage capital ratios of 11%, 9%, 7.5% and 7%, respectively.  The minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes are 10%, 8%, 6.5% and 5%, respectively. See “Item 1. Business - Supervision and Regulation - Capital Adequacy.”  In addition to adhering to our policy, there are regulatory restrictions on the ability of national banks to pay dividends.  See “Item 1. Business — Supervision and Regulation.”

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

For additional information, including the notional amount and fair value of our derivative instruments at December 31, 2015, see Note 20 “Derivative Financial Instruments” to the consolidated financial statements.

Contractual Obligations.  In the ordinary course of operations, we enter into certain contractual obligations.  Such obligations include the funding of operations through FHLB advances, debt issuances, subordinated notes issued to capital trusts, operating leases for premises and equipment, as well as capital expenditures for new premises and equipment.

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2015 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Time certificates	$1,758,843	$1,130,389	$482,058	$131,051	$15,345
Long-term borrowings	400,274	65,374	325,605	4,922	4,373
Junior subordinated notes issued to capital trusts (1)	186,164	—	—	—	186,164
Operating leases	52,488	10,463	16,288	9,378	16,359
Capital expenditures	6,207	6,207	—	—	—
Total	$2,403,976	$1,212,433	$823,951	$145,351	$222,241
Commitments to extend credit and letters of credit	$3,375,683

(1)	May be called for redemption by us at any time. See Note 12 to the audited consolidated financial statements under Item 8. Financial Statements and Supplementary Data.

Capital Resources

MB Financial Bank is subject to the risk based capital regulations administered by the banking regulatory agencies.  The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of

8.00%, Tier 1 capital to risk-weighted assets of 6.00%, Tier 1 capital to total assets of 4.00%  and Common Equity Tier 1 Capital to risk-weighted assets of 4.50%.   Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which, if undertaken, could have a direct material effect on the bank’s financial statements.  As of December 31, 2015, the most recent notification from the federal banking regulators categorized MB Financial Bank as well capitalized.

A well capitalized institution must maintain a ratio of total capital to risk-weighted assets of at least 10.00%, a ratio of Tier 1 capital to risk weighted assets of at least 8.00%, a ratio of Tier 1 capital to total assets of at least 5.00%, a ratio of Common Equity Tier 1 Capital to risk-weighted assets of 6.50% and not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level.  There are no conditions or events since that notification that management believes have changed our bank subsidiary’s capital classification.  We were required to maintain a minimum ratio of Tier 1 capital to total assets of 4.00%, a minimum ratio of Tier 1 capital to risk-weighted assets of 6.00%, a minimum ratio of total-capital to risk-weighted assets of 8.00% and a minimum ratio of Common Equity Tier 1 Capital to risk-weighted assets of 4.50%.  See “Item 1. Business - Supervision and Regulation - Capital Adequacy,” “Prompt Corrective Action” and “New Capital Rules “  In addition, our internal policy requires us, on a consolidated basis, to maintain ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, Common equity tier 1 capital to risk-weighted assets and Tier 1 capital to total assets at or above 11%, 9%, 7.5% and 7%, respectively.

As of December 31, 2015, MB Financial Bank was “well capitalized” under the capital adequacy requirements then in effect.  The following table sets forth the actual and required regulatory capital amounts and ratios for MB Financial Bank and at the consolidated level as of December 31, 2015 (dollars in thousands):

					Required To Be Well
			Required For Capital		Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Consolidated	$1,635,548	12.54%	$1,043,025	8.00%	N/A	N/A
MB Financial Bank	1,509,453	11.62	1,039,129	8.00	$1,298,911	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	$1,504,040	11.54%	$782,269	6.00%	N/A	N/A
MB Financial Bank	1,377,945	10.61	779,347	6.00	$1,039,129	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$1,208,938	9.27%	$586,702	4.50%	N/A	N/A
MB Financial Bank	1,377,945	10.61	584,510	4.50	$844,292	6.50%
Tier 1 capital (to average assets):
Consolidated	$1,504,040	10.40%	$578,398	4.00%	N/A	N/A
MB Financial Bank	1,377,945	9.54	577,999	4.00	$722,499	5.00%

N/A — not applicable

We established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The trust preferred securities were included in our consolidated Tier 1 Capital and Total Capital at December 31, 2015.

As of December 31, 2015, we had approximately $6.2 million in capital expenditure commitments outstanding which relate to various projects to renovate corporate office space and branches.  We expect to pay the outstanding commitments as of December 31, 2015 through the normal cash flows of our business operations.

Statement of Cash Flows

Operating Activities.  Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  For the year ended December 31, 2015, the Company had net cash flows provided by operating activities of $205.3 million compared to net cash flows provided by operating activities of $167.4 million for the year ended December 31, 2014.  The increase was primarily due to the increase in net income.

Net cash flows provided by operating activities were $167.4 million for the year ended December 31, 2014 compared to net cash flows provided by operating activities of $192.8 million for the year ended December 31, 2013.  The decrease was primarily due to the increase in other liabilities offset by the decrease in the change of the deferred tax liability.

Investing Activities.  Cash flows from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the year ended December 31, 2015, the Company had net cash flows used in investing activities of $932.1 million compared to net cash flows provided by investing activities of $674.6 million for the year ended December 31, 2014.  The change was primarily due to the growth in loans and more purchases than sales of investment securities.

For the year ended December 31, 2014, the Company had net cash flows provided by investing activities of $674.6 million compared to net cash flows used in investing activities of $39.2 million for the year ended December 31, 2013.  The change was primarily due to more sales of investment securities and a larger decrease in loans.

Financing Activities.  Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the year ended December 31, 2015, the Company had net cash flows provided by financing activities of $796.2 million compared to net cash flows used in financing activities of $1.0 billion for the year ended December 31, 2014.  The change in cash flows from financing activities was primarily due to deposit growth and increase in borrowings.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2015 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2015 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10% and 5%, respectively, in the first three months, 12%, 26%, and 15%, respectively, in the next nine months, 51%, 58% and 58%, respectively, from one year to five years, and 33%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$71,241	$—	$2,331	$—	$73,572
Federal funds sold	—	—	—	—	—
Investment securities	277,027	409,654	1,456,547	786,838	2,930,066
Loans held for sale	744,727	—	—	—	744,727
Loans, including covered loans	4,454,740	1,795,197	3,241,436	302,625	9,793,998
Total interest earning assets	$5,547,735	$2,204,851	$4,700,314	$1,089,463	$13,542,363
Interest Bearing Liabilities:
NOW and money market deposit accounts	$280,480	$766,492	$2,262,069	$835,592	$4,144,633
Savings deposits	53,385	150,490	553,502	217,178	974,555
Time deposits	412,482	720,987	624,874	500	1,758,843
Short-term borrowings	573,909	284,750	133,289	13,789	1,005,737
Long-term borrowings	46,474	18,207	333,132	2,461	400,274
Junior subordinated notes issued to capital trusts	186,164	—	—	—	186,164
Total interest bearing liabilities	$1,552,894	$1,940,926	$3,906,866	$1,069,520	$8,470,206
Rate sensitive assets (RSA)	$5,547,735	$7,752,586	$12,452,900	$13,542,363	$13,542,363
Rate sensitive liabilities (RSL)	1,552,894	3,493,820	7,400,686	8,470,206	8,470,206
Cumulative GAP (GAP=RSA-RSL)	3,994,841	4,258,766	5,052,214	5,072,157	5,072,157
RSA/Total assets	35.60%	49.74%	79.90%	86.89%	86.89%
RSL/Total assets	9.96	22.42	47.49	54.35	54.35
GAP/Total assets	25.63	27.33	32.42	32.55	32.55
GAP/RSA	72.01	54.93	40.57	37.45	37.45

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	At December 31, 2015		At December 31, 2014
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+2.00%	$32,845	6.91%	$19,270	4.60%
+1.00%	16,486	3.47	7,930	1.89
-1.00%	(21,122)	(4.44)	(20,299)	(4.85)

In the interest rate sensitivity table above, changes in net interest income between December 31, 2015 and December 31, 2014 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to certificates of deposit in a rising rate environment.

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

December 31, 2015, 2014, and 2013

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework of 2013. Based on that assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

RSM US LLP, an independent registered public accounting firm that audited the 2015 consolidated financial statements of the Company included in this Annual Report on 10-K, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Mitchell Feiger	/s/ Jill E. York
Mitchell Feiger	Jill E. York
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
MB Financial, Inc.

We have audited MB Financial, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  MB Financial Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MB Financial, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of MB Financial, Inc. and Subsidiaries and our report dated February 18, 2016 expressed an unqualified opinion.

/s/ RSM US LLP
Chicago, Illinois
February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
MB Financial, Inc.

We have audited the accompanying consolidated balance sheets of MB Financial, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MB Financial, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MB Financial, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 18, 2016 expressed an unqualified opinion on the effectiveness of MB Financial, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP
Chicago, Illinois
February 18, 2016

FINANCIAL STATEMENTS

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(Amounts in thousands, except common share data)

	December 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$307,869	$256,804
Interest earning deposits with banks	73,572	55,277
Total cash and cash equivalents	381,441	312,081
Investment securities:
Securities available for sale, at fair value	1,585,023	1,654,752
Securities held to maturity, at amortized cost ($1,274,767 and $1,035,061 fair value at December 31, 2015 and 2014, respectively)	1,230,810	993,380
Non-marketable securities - FHLB and FRB stock	114,233	75,569
Total investment securities	2,930,066	2,723,701
Loans held for sale	744,727	737,209
Loans:
Total loans, excluding purchased credit impaired loans	9,652,592	8,831,572
Purchased credit impaired loans	141,406	251,645
Total loans	9,793,998	9,083,217
Less: Allowance for loan and lease losses	128,140	110,026
Net loans	9,665,858	8,973,191
Lease investment, net	211,687	162,833
Premises and equipment, net	236,013	238,377
Cash surrender value of life insurance	136,953	133,562
Goodwill	725,070	711,521
Other intangibles	44,812	38,006
Mortgage servicing rights, at fair value	168,162	235,402
Other real estate owned, net	31,553	19,198
Other real estate owned related to FDIC-assisted transactions	10,717	19,328
Other assets	297,948	297,690
Total assets	$15,585,007	$14,602,099
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$4,627,184	$4,118,256
Interest bearing	6,878,031	6,872,686
Total deposits	11,505,215	10,990,942
Short-term borrowings	1,005,737	931,415
Long-term borrowings	400,274	82,916
Junior subordinated notes issued to capital trusts	186,164	185,778
Accrued expenses and other liabilities	400,333	382,762
Total liabilities	13,497,723	12,573,813
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 10,000,000 shares at December 31, 2015 and 2014; Series A, 8% perpetual non-cumulative, 4,000,000 shares issued and outstanding at December 31, 2015 and 2014, $25 liquidation value)	115,280	115,280
Common stock, ($0.01 par value; authorized 100,000,000 shares at December 31, 2015 and 2014; issued 75,566,885 shares at December 31, 2015 and 75,067,482 shares at December 31, 2014)	756	751
Additional paid-in capital	1,280,870	1,267,761
Retained earnings	731,812	629,677
Accumulated other comprehensive income	15,777	20,356
Less: 1,888,556 and 296,715 shares of treasury stock, at cost, at December 31, 2015 and 2014, respectively	(58,504)	(6,974)
Controlling interest stockholders’ equity	2,085,991	2,026,851
Noncontrolling interest	1,293	1,435
Total stockholders’ equity	2,087,284	2,028,286
Total liabilities and stockholders’ equity	$15,585,007	$14,602,099

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2015, 2014, and 2013
(Amounts in thousands, except share and per share data)

	2015	2014	2013
Interest income:
Loans:
Taxable	$404,324	$292,028	$228,931
Nontaxable	9,318	9,022	9,611
Investment securities:
Taxable	39,299	38,619	26,084
Nontaxable	40,974	34,791	32,564
Federal funds sold	1	25	15
Other interest earning accounts	318	663	690
Total interest income	494,234	375,148	297,895
Interest expense:
Deposits	19,658	17,027	19,240
Short-term borrowings	1,412	780	622
Long-term borrowings and junior subordinated notes	7,558	6,518	5,697
Total interest expense	28,628	24,325	25,559
Net interest income	465,606	350,823	272,336
Provision for credit losses	21,386	12,052	(5,804)
Net interest income after provision for credit losses	444,220	338,771	278,140
Non-interest income:
Lease financing, net	76,581	64,310	61,243
Mortgage banking revenue	117,426	46,149	1,664
Commercial deposit and treasury management fees	45,283	34,315	24,867
Trust and asset management fees	23,545	21,839	19,142
Card fees	15,322	13,741	11,013
Capital markets and international banking fees	8,148	5,458	3,560
Consumer and other deposit service fees	13,282	12,788	13,968
Brokerage fees	5,754	5,176	4,907
Loan service fees	6,259	4,814	5,563
Increase in cash surrender value of life insurance	3,391	3,381	3,385
Net loss on investment securities	(176)	(2,525)	(1)
Net (loss) gain on sale of assets	(2)	3,452	(323)
Gain on extinguishment of debt	—	1,895	—
Other operating income	7,280	6,512	5,406
Total non-interest income	322,093	221,305	154,394
Non-interest expenses:
Salaries and employee benefits	343,531	255,974	177,858
Occupancy and equipment expense	50,510	44,910	36,878
Computer services and telecommunication expense	34,453	31,678	18,883
Advertising and marketing expense	10,072	8,854	8,272
Professional and legal expense	11,053	14,652	8,807
Other intangibles amortization expense	6,115	5,501	6,084
Facilities impairment charges	8,515	2,270	—
Net loss (gain) recognized on other real estate owned and other related expense	1,468	3,575	(781)
Prepayment fees on interest bearing liabilities	85	—	—
Other operating expenses	68,352	69,368	38,587
Total non-interest expenses	534,154	436,782	294,588
Income before income taxes	232,159	123,294	137,946
Income tax expense	73,211	37,193	39,491
Net income	$158,948	$86,101	$98,455
Dividends on preferred shares	8,000	4,000	—
Net income available to common stockholders	$150,948	$82,101	$98,455

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
Years Ended December 31, 2015, 2014, and 2013
(Amounts in thousands, except share and per share data)

	2015	2014	2013
Common share data:
Basic earnings per common share	$2.03	$1.32	$1.81
Diluted earnings per common share	2.02	1.31	1.79
Weighted average common shares outstanding for basic earnings per common share	74,177,574	62,012,196	54,509,612
Diluted weighted average common shares outstanding for diluted earnings per common share	74,849,030	62,573,406	54,993,865

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2015, 2014, and 2013
(Amounts in thousands)

	2015	2014	2013

Net income	$158,948	$86,101	$98,455
Unrealized holding (losses) gains on investment securities, net of reclassification adjustments	(4,078)	20,933	(43,543)
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale	(3,633)	(3,700)	(2,478)
Reclassification adjustments for losses included in net income	176	2,525	1
Other comprehensive (loss) income, before tax	(7,535)	19,758	(46,020)
Income tax benefit (expense) related to items of other comprehensive (loss) income	2,956	(7,785)	18,077
Other comprehensive (loss) income, net of tax	(4,579)	11,973	(27,943)
Comprehensive income	$154,369	$98,074	$70,512

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2015, 2014, and 2013
(Amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2012	$—	$550	$732,771	$507,933	$36,326	$(3,293)	$1,483	$1,275,770
Net income	—	—	—	98,455	—	—	186	98,641
Other comprehensive loss, net of tax	—	—	—	—	(27,943)	—	—	(27,943)
Cash dividends declared on common shares ($0.44 per share)	—	—	—	(24,290)	—	—	—	(24,290)
Restricted common stock activity, net of tax	—	1	(739)	(100)	—	1,725	—	887
Stock option activity, net of tax	—	—	58	—	—	499	—	557
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	507	—	—	(2,678)	—	(2,171)
Stock-based compensation expense	—	—	5,456	—	—	—	—	5,456
Distributions to noncontrolling interest	—	—	—	—	—	—	(225)	(225)
Balance at December 31, 2013	$—	$551	$738,053	$581,998	$8,383	$(3,747)	$1,444	$1,326,682

Net income	—	—	—	86,101	—	—	291	86,392
Other comprehensive income, net of tax	—	—	—	—	11,973	—	—	11,973
Issuance of preferred stock	115,280	—	—	—	—	—	—	115,280
Issuance of common stock due to business combination	—	196	518,796	—	—	—	—	518,992
Cash dividends declared on preferred shares	—	—	—	(4,000)	—	—	—	(4,000)
Cash dividends declared on common shares ($0.52 per share)	—	—	—	(34,422)	—	—	—	(34,422)
Restricted common stock activity, net of tax	—	2	812	—	—	60	—	874
Stock option activity, net of tax	—	2	529	—	—	—	—	531
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	597	—	—	(3,287)	—	(2,690)
Stock-based compensation expense	—	—	8,974	—	—	—	—	8,974
Distributions to noncontrolling interest	—	—	—	—	—	—	(300)	(300)
Balance at December 31, 2014	$115,280	$751	$1,267,761	$629,677	$20,356	$(6,974)	$1,435	$2,028,286

Net income	—	—	—	158,948	—	—	258	159,206
Other comprehensive loss, net of tax	—	—	—	—	(4,579)	—	—	(4,579)
Issuance of common stock	—	—	218	—	—	—	—	218
Cash dividends declared on preferred shares	—	—	—	(8,000)	—	—	—	(8,000)
Cash dividends declared on common shares ($0.65 per share)	—	—	—	(48,813)	—	—	—	(48,813)
Restricted common stock activity, net of tax	—	5	(1,804)	—	—	2,876	—	1,077
Stock option activity, net of tax	—	—	(247)	—	—	—	—	(247)
Repurchase of common shares	—	—	—	—	—	(49,963)	—	(49,963)
Repurchase of common shares in connection with
employee benefit plans and held in trust for
deferred compensation plan	—	—	819	—	—	(4,443)	—	(3,624)
Stock-based compensation expense	—	—	14,123	—	—	—	—	14,123
Distributions to noncontrolling interest	—	—	—	—	—	—	(400)	(400)
Balance at December 31, 2015	$115,280	$756	$1,280,870	$731,812	$15,777	$(58,504)	$1,293	$2,087,284

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014, and 2013
(Amounts in Thousands)

	2015	2014	2013
Cash Flows From Operating Activities
Net income	$158,948	$86,101	$98,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and leased equipment	61,562	60,067	51,893
Facilities impairment charges	8,515	2,270	—
Compensation expense for share-based payment plans	14,123	8,974	5,456
Loss (gain) on sales of premises and equipment and leased equipment	2,446	(5,817)	362
Amortization of other intangibles	6,115	5,501	6,084
Provision for credit losses	21,386	12,052	(5,804)
Deferred income tax expense	39,573	(48)	21,681
Amortization of premiums and discounts on investment securities, net	48,670	45,413	47,771
Accretion of premiums and discounts on loans, net	(36,651)	(21,262)	(7,122)
Accretion of FDIC indemnification asset	(96)	(112)	(342)
Net loss on investment securities	176	2,525	1
Proceeds from sale of loans held for sale	6,817,330	2,213,914	86,505
Origination of loans held for sale	(6,818,125)	(2,266,636)	(77,935)
Net gain on sale of loans held for sale	(34,075)	(12,022)	(1,664)
Change in fair value of mortgage servicing rights	33,648	11,777	—
Net loss (gain) on other real estate owned	1,814	1,554	(1,888)
Net (gain) loss on other real estate owned related to FDIC-assisted transactions	(845)	446	360
Increase in cash surrender value of life insurance	(3,391)	(3,381)	(3,385)
Gain on extinguishment of debt	—	(1,895)	—
(Increase) decrease in other assets, net	(78,334)	9,988	17,485
(Decrease) increase in other liabilities, net	(37,513)	18,038	(45,155)
Net cash provided by operating activities	205,276	167,447	192,758
Cash Flows From Investing Activities
Decrease (increase) in federal funds sold	—	42,950	(42,950)
Proceeds from sales of investment securities available for sale	28,356	512,878	989
Proceeds from maturities and calls of investment securities available for sale	284,895	259,694	496,258
Purchase of investment securities available for sale	(276,664)	(216,777)	(484,113)
Proceeds from maturities and calls of investment securities held to maturity	83,061	41,654	17,087
Purchase of investment securities held to maturity	(339,454)	(122,859)	(61,073)
Purchase of non-marketable securities - FHLB and FRB stock	(58,664)	(15)	(547)
Redemption of non-marketable securities - FHLB and FRB stock	20,000	26,483	4,515
Net (increase) decrease in loans	(663,235)	155,399	38,725
Purchases in mortgage servicing rights	(823)	(1,096)	—
Proceeds from sale of mortgage servicing rights	103,105	—	—
Purchases of premises and equipment and leased equipment	(111,124)	(94,667)	(65,453)
Proceeds from sales of premises and equipment and leased equipment	5,374	22,924	8,532
Capital improvements on other real estate owned	—	—	(74)
Proceeds from sale of other real estate owned	7,407	9,390	21,814
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	16,091	17,049	15,194
Life insurance death benefit	—	—	2,083
Net cash (paid) acquired in business acquisition	(18,935)	25,174	—
Net (payments for) proceeds from FDIC related covered assets	(11,483)	(3,620)	9,766
Net cash (used in) provided by investing activities	(932,093)	674,561	(39,247)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	514,273	(343,530)	(161,438)
Net increase (decrease) in short-term borrowings	73,716	(597,774)	272,787
Proceeds from long-term borrowings	339,590	33,816	7,725
Principal paid on long-term borrowings	(22,232)	(13,059)	(61,616)
Redemption of junior subordinated notes issued to capital trusts	—	(45,369)	—
Treasury stock transactions, net	(53,587)	(2,690)	(1,672)
Stock options exercised	499	1,034	1,014
Excess tax benefits from share-based payment arrangements	331	396	(325)
Dividends paid on preferred stock	(8,000)	(2,000)	—
Dividends paid on common stock	(48,413)	(34,210)	(24,070)
Net cash provided by (used in) financing activities	796,177	(1,003,386)	32,405
Net increase (decrease) in cash and cash equivalents	$69,360	$(161,378)	$185,916
Cash and cash equivalents:
Beginning of year	312,081	473,459	287,543
End of year	$381,441	$312,081	$473,459

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
Years Ended December 31, 2015, 2014, and 2013
(Amounts in Thousands)

	2015	2014	2013
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$29,151	$25,258	$26,345
Net income tax payments, net	8,138	23,040	35,375
Supplemental Schedule of Noncash Investing Activities:
Investment securities held to maturity purchased not settled	$761	$—	$321
Transfer of investment securities available for sale to investment securities held to maturity	—	—	656,617
Transfer of investment securities held to maturity to investment securities available for sale	—	273,471	—
Loans held for sale transferred to loans held for investment	33,613	—	—
Loans transferred to other real estate owned	21,576	2,133	6,164
Loans transferred to other real estate owned related to FDIC-assisted transactions	4,607	16,337	16,023
Loans transferred to repossessed vehicles	928	1,019	871
Operating leases rewritten as direct finance leases included as loans	7,666	5,853	6,936
Supplemental Schedule of Noncash Investing Activities From Acquisitions:
Noncash assets acquired:
Investment securities available for sale	$—	$826,691	$—
Investment securities held to maturity	—	22,599	—
Non-marketable securities -FHLB and FRB stock	—	50,620	—
Loans held for sale	—	670,671	—
Loans	—	3,532,211	—
Lease investments	—	11,885	—
Premises and equipment	519	19,701	—
Goodwill	13,549	288,152	—
Other intangibles	8,838	20,079	—
Mortgage servicing rights	—	224,453	—
Other real estate owned	—	4,720	—
Other assets	744	130,478	—
Total noncash assets acquired	$23,650	$5,802,260	$—
Liabilities assumed:
Deposits	$—	$3,953,213	$—
Short-term borrowings	606	1,035,800	—
Junior subordinated notes issued to capital trusts	—	80,843	—
Other liabilities	$4,109	$123,028	$—
Total liabilities assumed	$4,715	$5,192,884	$—

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

MB Financial, Inc. (the "Company," "we," "us," "our") is a financial holding company that provides a full range of financial services to individuals and corporate customers through its banking subsidiary, MB Financial Bank, N.A. ("MB Financial Bank").

The Company’s primary market is the Chicago, Illinois metropolitan area, in which MB Financial Bank operates 80 banking offices through MB Financial Bank.

MB Financial Bank, our largest subsidiary, has four wholly owned subsidiaries with significant operating activities: LaSalle Systems Leasing, Inc., Celtic Leasing Corp., MB Equipment Finance, LLC and MSA Holdings, LLC, which MB Financial Bank acquired on December 31, 2015. MB Financial Bank also has a majority owned subsidiary with significant operating activities, Cedar Hill Associates, LLC.

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

At the time a loan originated for sale is funded, the representation and warranty reserve is recorded as a decrease in mortgage banking revenue on the Consolidated Statements of Operations and recorded in accrued interest, taxes and other liabilities on the Company's Consolidated Balance Sheets. Changes to the reserve are recorded as an increase or decrease to mortgage banking revenue on the Consolidated Statements of Operations.

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

Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous consumer related loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or loan committee.  Loans rated "one" represent those loans least likely to default and a loan rated "nine" represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  We use a loan loss reserve model that incorporates the migration of loan risk ratings and historical default data over a multi-year period to develop our estimated default factors (EDFs).  The model tracks annual loan rating migrations by loan type and currently uses loan risk rating migrations for 15 years.  The migration data is adjusted by using average losses for an economic cycle (approximately 14 years) to develop EDFs by loan type, risk rating and maturity.  EDFs are updated annually in December.

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

Commercial loans and lease loans:  total industry capacity utilization, our prior period charge-off rates and the yield on BBB-rated debt.

Commercial real estate loans and construction loans:  M2 Money stock, our prior period charge-off rates, the U.S. commercial real estate index and the contribution of the commercial mortgage-backed security spread to the Cleveland Financial Stress Index.

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

For pass rated loans (non-purchased credit-impaired loans), the difference between the estimated fair value of the loans (computed on a loan by loan basis) and the principal outstanding is accreted over the remaining life of the loans. The Company anticipates recording a provision for the acquired portfolio in future quarters related to renewing Taylor loans which will offset a substantial portion of the accretion from the pass rated loans.

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

Goodwill: The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit and client relationship intangibles, consists of goodwill.  Under the provisions of ASC Topic 350, goodwill is subject to at least annual assessments for impairment by applying a fair value based test.  The Company reviews goodwill and other intangible assets to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired, by comparing the carrying value of the asset with the anticipated future cash flows. The Company's annual assessment is done at the unit level. As of December 31, 2015, the annual assessment date, the Company had three reporting units: banking, leasing and mortgage banking. The Company did not recognize impairment losses during the year ended December 31, 2015.

Other intangibles: The Company’s other intangible assets consist of core deposit and customer intangibles obtained through acquisitions.  Core deposit intangibles (the portion of an acquisition purchase price which represents value assigned to the existing deposit base) have finite lives and are amortized by a 150% declining balance method over four to 20 years.  Other intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

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

Preferred stock: Preferred stock issued in connection with the Taylor Capital Group, Inc. merger was initially recorded at fair value.  Preferred dividends declared are deducted from net income for computing net income available to common stockholders and earnings per common share computations.

Treasury stock: Treasury stock is recorded at acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

Derivative financial instruments and hedging activities: ASC Topic 815 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.  ASC Topic 815 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (amounts in thousands, except common share data):

	Years Ended December 31,
	2015	2014	2013
Distributed earnings allocated to common stock	$48,810	$34,422	$24,290
Undistributed earnings	110,138	51,679	74,165
Net income	158,948	86,101	98,455
Less: preferred stock dividends	8,000	4,000	—
Net income available to common stockholders	150,948	82,101	98,455
Less: earnings and dividends allocated to participating securities	8	2	2
Earnings allocated to common stockholders	$150,940	$82,099	$98,453
Weighted average shares outstanding for basic earnings per common share	74,177,574	62,012,196	54,509,612
Dilutive effect of equity awards	671,456	561,210	484,253
Weighted average shares outstanding for diluted earnings per common share	74,849,030	62,573,406	54,993,865
Basic earnings per common share	$2.03	$1.32	$1.81
Diluted earnings per common share	2.02	1.31	1.79

Comprehensive income: Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of deferred taxes, which are reported as a separate component of stockholders’ equity on the consolidated balance sheet.

Segment Reporting: An operating segment is a component of an entity that: (i) engages in business activities from which it may earn revenues and incur expenses; (ii) has operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (iii) has discrete financial information available. As of December 31, 2015, the Company had three reportable operating segments: banking, leasing and mortgage banking.

New authoritative accounting guidance:
ASC Topic 310 "Receivables." New authoritative accounting guidance under ASC Topic 310, "Receivables" amended prior guidance to clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosures. The Company adopted this new authoritative guidance on January 1, 2015, and it did not have an impact on the Company's statements of operations or financial condition.

New authoritative accounting guidance under ASC Topic 310, "Receivables" amended prior guidance to require an entity to derecognize a mortgage loan and recognize a separate other receivable upon foreclosure if (i) the loan has a government guarantee that is not separable from the loan before foreclosure, (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on that guarantee, and the creditor has the ability to recover under that claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The separate other receivable is to be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The Company adopted this new authoritative guidance on January 1, 2015, and it did not have a material impact on the Company's statements of operations or financial condition.

ASC Topic 323 "Investments - Equity Method and Joint Ventures." New authoritative accounting guidance under ASC Topic 323, "Investments - Equity Method and Joint Ventures" amended prior guidance to permit entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the statement of operation as a component of income tax expense. The Company adopted this new authoritative guidance on January 1, 2015, and it did not have an impact on the Company's statements of operations or financial condition.

ASC Topic 860 "Transfers and Servicing." New authoritative accounting guidance under ASC Topic 860, "Transfers and Servicing" amended prior guidance to change the accounting for repurchase-to-maturity transactions to secured borrowing accounting and to require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The new authoritative guidance also requires disclosures for a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition, it requires disclosures related to collateral, remaining contractual tenor and of the potential risks associated with repurchase agreements, securities lending transactions and repurchase-to-maturity transactions. The Company adopted this new authoritative guidance on January 1, 2015, and it did not have an impact on the Company's statements of operations or financial condition. The additional disclosures are included in Note 10. Short-Term Borrowings and Note 11. Long-Term Borrowings.

ASC Topic 718 "Compensation - Stock Compensation." New authoritative accounting guidance under ASC Topic 718, "Compensation - Stock Compensation" amended prior guidance to require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The Company adopted this new authoritative guidance on January 1, 2015, and it did not have an impact on the Company's statements of operations or financial condition.

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

ASC Topic 810 "Consolidation." New authoritative accounting guidance under ASC Topic 810, "Consolidation" amended prior guidance over the consolidation of certain legal entities. The new authoritative guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with variable interest entities and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those for registered money market funds. The new authoritative guidance will be effective for reporting periods after January 1, 2016 and is not expected to have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 835 "Interest." New authoritative accounting guidance under ASC Topic 835, "Interest" amended prior guidance to simplify the presentation of debt issuance costs. The new authoritative guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new authoritative guidance will be effective for reporting periods after January 1, 2016 and is not expected to have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 805 "Business Combinations." New authoritative accounting guidance under ASC Topic 805, "Business Combinations" amended prior guidance to require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new guidance requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. It also requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of acquisition date. The new authoritative guidance will be effective for reporting periods after January 1, 2016 and is not expected to have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 825 "Financial Instruments." New authoritative accounting guidance under ASC Topic 825 "Financial Instruments" amended prior guidance to require equity investments (except those accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The new guidance simplifies the impairment assessment of equity investments without readily determinable fair values, requires public entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from changes in the instrument-specific credit risk when the entity has selected the fair value option for financial instruments and requires separate presentation of financial assets and liabilities by measurement category and form of financial asset. The new authoritative guidance will be effective for reporting periods after January 1, 2018 and is not expected to have a significant impact on the Company's statements of operations or financial condition.

Reclassifications: Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net income or stockholders’ equity.

Note 2.	Business Combinations

Taylor Capital Group, Inc. On August 18, 2014, the Company acquired Taylor Capital Group, Inc. (“Taylor Capital”), a bank holding company and the parent company of Cole Taylor Bank, a commercial bank headquartered in Chicago, through the merger (the “Merger”) of Taylor Capital with and into the Company, followed immediately by the merger of Cole Taylor Bank with and into MB Financial Bank. This transaction solidifies the Company's market position in Chicago and diversifies its revenue streams. At the effective time of the Merger (the “Effective Time”), each share of the common stock of Taylor Capital and each share of nonvoting convertible preferred stock of Taylor Capital converted into the right to receive (1) 0.64318 of a share of the common stock of the Company, and (2) $4.08 in cash. All “in-the-money” Taylor Capital stock options and warrants outstanding immediately prior to the Effective Time were canceled in exchange for the right to receive a cash payment as provided in the merger agreement, as were the outstanding unvested restricted stock awards of Taylor Capital; however, the cash consideration payable for such restricted stock awards will remain subject to vesting or other lapse restrictions. Each share of Taylor Capital’s perpetual non-cumulative preferred stock, Series A, converted into the right to receive one share of the Company’s perpetual non-cumulative preferred stock, Series A.

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

For pass rated loans (non-purchased credit-impaired loans), the difference between the estimated fair value of the loans (computed on a loan by loan basis) and the principal outstanding is accreted over the remaining life of the loans. We anticipate recording a provision for the acquired portfolio in future quarters related to renewing Taylor Capital loans which will offset the accretion from the pass rated loans.

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

The following table provides the unaudited pro forma information for the results of operations for the years ended December 31, 2014 and 2013, as if the acquisition had occurred January 1, 2013. The pro forma results combine the historical results of Taylor Capital into the Company's consolidated statement of income including the impact of certain acquisition accounting adjustments including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2013. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The merger related expenses that have been recognized are included in net income in the table below.

	For Years Ended December 31,
	2014	2013
(in thousands)
Total revenues (net interest income plus non-interest income)	$774,778	$790,655
Net income	112,220	180,085

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as Taylor Capital was merged into the Company and separate financial information is not readily available.

MSA, Holding, LLC On December 31, 2015, MB Financial Bank acquired a 100% equity interest in MSA Holdings, LLC, ("MSA") the parent company of MainStreet Investment Advisors, LLC and Cambium Asset Management, LLC. Main Street Advisors provides investment management solutions to the bank trust and independent trust company markets.  Through its Registered Investment Advisor, Cambium LLC, MSA provides efficient, cost-effective account management solutions on a discretionary basis for high net worth clients, both individuals and institutions, and small accounts through its BluePrint portfolio solution.

This business combination was accounted for under the acquisition method of accounting. Accordingly, the results of operations of the acquired company will be included in the Company’s results of operations starting on January 1, 2016. Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired was recorded as goodwill. The Company recorded $13.5 million in goodwill and $8.8 million in other intangibles as a result of this acquisition. The amounts recognized for the business combination in the financial statements have not been determined to be final as of December 31, 2015.

American Chartered Bancorp, Inc. On November 20, 2015, the Company and American Chartered Bancorp, Inc. ("American Chartered") entered into an agreement and plan of merger whereby the Company will acquire American Chartered. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, American Chartered will merge with and into the Company, with the Company as the surviving corporation in the merger. Immediately following the merger, American Chartered's wholly owned bank subsidiary, American Chartered Bank, will merge with and into the Company's wholly owned bank subsidiary, MB Financial Bank. American Chartered Bank is a commercial bank that operates 15 banking offices in the Chicago area and, as of December 31, 2015, had approximately $2.8 billion in total assets, $2.0 billion in loans, and $2.3 billion in deposits.

Subject to the terms and conditions of the merger agreement, each share of American Chartered common stock that is outstanding immediately prior to the merger, other than shares held by persons who have perfected dissenters' rights under Illinois law and any shares owned by the Company or American Chartered, will be converted into the right to receive, subject to the election and the proration and allocation procedures set forth in the merger agreement: (1) cash consideration in the amount of $9.30 or (2) stock consideration consisting of 0.2732 shares of the Company's common stock, with cash paid in lieu of fractional Company shares determined by multiplying the fractional Company share amount by the average closing sale price of the Company's common stock for the five full trading days ending on the day preceding the merger closing date. Holders of American Chartered common stock also can elect to receive a combination of the cash consideration and stock consideration for their shares, subject to the proration and allocation procedures.

The holders of American Chartered’s 8% Cumulative Voting Convertible Preferred Stock, Series D (“American Chartered Series D preferred stock”) and American Chartered’s Non-Voting Perpetual Preferred Stock, Series F (“American Chartered Series F preferred stock” and together with the American Chartered Series D preferred stock, the “American Chartered preferred stock”) have the right, pursuant to the terms of the American Chartered preferred stock and the merger agreement, to elect to receive the same consideration in the merger as the holders of American Chartered common stock (including the right to elect to receive the cash consideration, the stock consideration or a combination of both, subject to the proration and allocation provisions of the merger agreement). In the case of American Chartered Series D preferred stock, this right is based on the number of shares of American Chartered common stock into which each share of American Chartered Series D preferred stock would otherwise then be convertible. Any share of American Chartered preferred stock that has not been converted into American Chartered common stock prior to the merger, or that will not be converted into the right to receive the same consideration in the merger as the holders of American Chartered common stock as described above, will be converted into the right to receive one share of a newly designated series of preferred stock of MB Financial with terms that are not materially less favorable to the holder than the applicable series of American Chartered preferred stock.

Concurrent with the execution of the merger agreement, each holder of American Chartered Series F non-voting preferred stock irrevocably elected and agreed to receive the same consideration in the merger as the holders of American Chartered common stock and waived any rights that such holder might otherwise have had to receive shares of preferred stock of the Company in the merger.

The holder of each vested American Chartered stock option that is outstanding immediately prior to the merger will have the right to elect to receive, for the holder's "net option shares," the cash consideration, the stock consideration or a combination of both, subject to the proration and allocation provisions of the merger agreement. The number of "net option shares" per vested option will be determined by dividing (A) (i) the excess, if any, of $9.30 over the per share exercise price of the option, multiplied by (ii) the number of shares subject to the option, by (B) $9.30. Each unvested American Chartered stock option that is outstanding immediately prior to the merger will be assumed by the Company and converted into the right to receive an option to purchase shares of the Company's common stock, with adjustments to the number of shares underlying the option (determined by multiplying the pre-merger number of option shares by 0.2732, and rounding down to the nearest whole number of shares of the Company's common stock) and the per share exercise price of the option (determined by dividing the pre-merger exercise price by 0.2732, and rounding up to the nearest whole cent). Each American Chartered restricted stock award that is outstanding immediately prior to the merger will be assumed by the Company and converted into a Company restricted stock award, with an adjustment to the number of shares subject to the award (determined by multiplying the pre-merger number of shares subject to the award by 0.2732, and rounding up to the nearest whole share of the Company's common stock).

The merger agreement provides that the aggregate cash consideration that will be paid for shares of American Chartered stock and for the net option shares is $100.0 million, with the remaining consideration consisting of shares of Company common stock. If American Chartered shareholders and holders of vested American Chartered stock options elect to receive more of one form of consideration than is available, the available amount will be allocated ratably among the American Chartered shareholders and vested option holders electing to receive that form of consideration, and those shareholders and vested option holders will receive the other form of consideration for the balance of their shares and net option shares, as applicable. The only exception to this is that holders of American Chartered Series D preferred stock who have made a cash election with respect to shares of American Chartered Series D preferred stock will receive the cash consideration for all of such shares (based on the number of shares of American Chartered common stock into which each share of American Chartered Series D preferred stock is then otherwise convertible), regardless of the elections of other shareholders and vested option holders.

The transaction, which is subject to customary regulatory approvals and the approval of American Chartered stockholders, is expected to close around June 30, 2016.

Note 3.	Restrictions on Cash and Due From Banks

MB Financial Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those required reserve balances was approximately $148.0 million and $127.2 million at December 31, 2015 and 2014, respectively.

The nature of the Company’s business requires that it maintain amounts with banks and federal funds sold which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships and the Company has not experienced any losses in such accounts.

Note 4.	Investment Securities

Amortized costs and fair values of investment securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Available for Sale
U.S. Government sponsored agencies and enterprises	$63,805	$806	$—	$64,611
States and political subdivisions	373,285	23,083	(1)	396,367
Residential mortgage-backed securities	759,816	7,363	(3,630)	763,549
Commercial mortgage-backed securities	128,509	1,839	(241)	130,107
Corporate bonds	222,784	815	(3,971)	219,628
Equity securities	10,757	4	—	10,761
	1,558,956	33,910	(7,843)	1,585,023
Held to Maturity
States and political subdivisions	1,016,519	36,874	(638)	1,052,755
Residential mortgage-backed securities	214,291	7,721	—	222,012
	1,230,810	44,595	(638)	1,274,767
Total	$2,789,766	$78,505	$(8,481)	$2,859,790
December 31, 2014
Available for Sale
U.S. Government sponsored agencies and enterprises	$64,612	$1,281	$(20)	$65,873
States and political subdivisions	390,076	20,846	(68)	410,854
Residential mortgage-backed securities	713,413	8,977	(1,827)	720,563
Commercial mortgage-backed securities	186,110	1,772	(220)	187,662
Corporate bonds	259,526	2,428	(2,751)	259,203
Equity securities	10,531	66	—	10,597
	1,624,268	35,370	(4,886)	1,654,752
Held to Maturity
States and political subdivisions	752,558	30,089	(382)	782,265
Residential mortgage-backed securities	240,822	11,974	—	252,796
	993,380	42,063	(382)	1,035,061
Total	$2,617,648	$77,433	$(5,268)	$2,689,813

The Company has no direct exposure to the State of Illinois, but approximately 21% of the state and political subdivisions portfolio consists of securities issued by municipalities located in Illinois as of December 31, 2015. Approximately 95% of such securities were general obligation issues as of December 31, 2015.

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

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2015 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$219	$(1)	$—	$—	$219	$(1)
Residential mortgage-backed securities	357,877	(2,835)	43,566	(795)	401,443	(3,630)
Commercial mortgage-backed securities	2,324	(5)	11,809	(236)	14,133	(241)
Corporate bonds	73,774	(1,164)	18,286	(2,807)	92,060	(3,971)
	434,194	(4,005)	73,661	(3,838)	507,855	(7,843)
Held to Maturity
States and political subdivisions	66,152	(519)	6,190	(119)	72,342	(638)
Totals	$500,346	$(4,524)	$79,851	$(3,957)	$580,197	$(8,481)

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2014 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
U.S. Government sponsored agencies and enterprises	$9,644	$(20)	$—	$—	$9,644	$(20)
States and political subdivisions	7,784	(21)	3,558	(47)	11,342	(68)
Residential mortgage-backed securities	235,818	(1,336)	29,373	(491)	265,191	(1,827)
Commercial mortgage-backed securities	89,509	(220)	—	—	89,509	(220)
Corporate bonds	62,693	(1,159)	9,675	(1,592)	72,368	(2,751)
	405,448	(2,756)	42,606	(2,130)	448,054	(4,886)
Held to Maturity
States and political subdivisions	28,786	(130)	14,238	(252)	43,024	(382)
Totals	$434,234	$(2,886)	$56,844	$(2,382)	$491,078	$(5,268)

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2015 was 193 compared to 168 at December 31, 2014. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether or not the Company is more likely than not to sell the security before recovery of its cost basis.

As of December 31, 2015, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2015, management believes the impairments detailed in the table above are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

Net losses recognized on investment securities available for sale were as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Realized gains	$1,470	$2,045	$15
Realized losses	(1,646)	(4,478)	(2)
Impairment charges	—	(92)	(14)
Net losses	$(176)	$(2,525)	$(1)

The amortized cost and fair value of investment securities as of December 31, 2015 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$44,600	$45,173
Due after one year through five years	236,143	233,095
Due after five years through ten years	40,979	42,317
Due after ten years	338,152	360,021
Equity securities	10,757	10,761
Residential and commercial mortgage-backed securities	888,325	893,656
	1,558,956	1,585,023
Held to maturity:
Due in one year or less	66,316	66,402
Due after one year through five years	174,620	175,547
Due after five years through ten years	116,900	121,739
Due after ten years	658,683	689,067
Residential mortgage-backed securities	214,291	222,012
	1,230,810	1,274,767
Total	$2,789,766	$2,859,790

Investment securities with carrying amounts of $1.4 billion and $1.5 billion at December 31, 2015 and 2014, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $878.2 million and $980.4 million were required to be pledged at December 31, 2015 and 2014, respectively. Of those pledged, the Company had investment securities available for sale pledged as collateral for advances from the Federal Home Loan Bank of $108.8 million and $226.9 million at December 31, 2015 and 2014, respectively.

Note 5.	Loans

Loans consist of the following at (in thousands):

	December 31,
	2015	2014
Commercial	$3,616,286	$3,245,206
Commercial collateralized by assignment of lease payments	1,779,072	1,692,258
Commercial real estate	2,695,676	2,544,867
Residential real estate	628,169	503,287
Construction real estate	252,060	247,068
Indirect vehicle	384,095	268,840
Home equity	216,573	251,909
Other consumer	80,661	78,137
Gross loans, excluding purchased credit-impaired loans	9,652,592	8,831,572
Purchased credit-impaired loans	141,406	251,645
Total loans	$9,793,998	$9,083,217

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

Loans outstanding to executive officers and directors of the Company and MB Financial Bank, including companies in which they have management control or controlling beneficial ownership, at December 31, 2015 and 2014, were approximately $75.0 million and $63.1 million, respectively. Total advances on loans outstanding to executive officers and directors, including companies in which they have management control or controlling beneficial ownership, were $28.6 million, and total repayments were $16.6 million during the year ended December 31, 2015. In the opinion of management, these loans have similar terms to other customer loans and do not present more than normal risk of collection.

 A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  As of December 31, 2015 and 2014, the Company had $3.2 billion and $2.0 billion, respectively, of loans pledged as collateral for Federal Home Loan Bank advances.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2015 and 2014 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
December 31, 2015
Commercial	$3,586,372	$22,956	$97	$6,861	$29,914	$3,616,286
Commercial collateralized by assignment of lease payments	1,758,839	3,399	5,902	10,932	20,233	1,779,072
Commercial real estate:
Healthcare	476,939	—	—	—	—	476,939
Industrial	400,182	—	—	757	757	400,939
Multifamily	399,333	622	88	934	1,644	400,977
Retail	410,958	6,189	7,411	180	13,780	424,738
Office	223,935	58	—	5,189	5,247	229,182
Other	760,530	622	82	1,667	2,371	762,901
Residential real estate	612,573	5,193	1,729	8,674	15,596	628,169
Construction real estate	252,060	—	—	—	—	252,060
Indirect vehicle	380,899	2,085	698	413	3,196	384,095
Home equity	207,818	1,774	1,398	5,583	8,755	216,573
Other consumer	80,225	254	84	98	436	80,661
Gross loans, excluding purchased credit-impaired loans	9,550,663	43,152	17,489	41,288	101,929	9,652,592
Purchased credit-impaired loans	81,250	3,311	4,439	52,406	60,156	141,406
Total loans	$9,631,913	$46,463	$21,928	$93,694	$162,085	$9,793,998
Non-performing loan aging	$44,290	$9,827	$9,367	$41,177	$60,371	$104,661
December 31, 2014
Commercial	$3,231,571	$8,222	$—	$5,413	$13,635	$3,245,206
Commercial collateralized by assignment of lease payments	1,679,991	2,025	6,095	4,147	12,267	1,692,258
Commercial real estate:
Healthcare	342,984	—	—	—	—	342,984
Industrial	333,907	944	—	3,182	4,126	338,033
Multifamily	417,504	1,377	—	1,517	2,894	420,398
Retail	432,718	2,481	652	2,325	5,458	438,176
Office	244,166	—	—	2,127	2,127	246,293
Other	754,031	307	2,421	2,224	4,952	758,983
Residential real estate	485,492	8,038	2,319	7,438	17,795	503,287
Construction real estate	246,731	—	—	337	337	247,068
Indirect vehicle	265,296	2,516	702	326	3,544	268,840
Home equity	242,756	2,717	1,039	5,397	9,153	251,909
Other consumer	78,106	16	12	3	31	78,137
Gross loans, excluding purchased credit-impaired loans	8,755,253	28,643	13,240	34,436	76,319	8,831,572
Purchased credit-impaired loans	158,215	4,432	585	88,413	93,430	251,645
Total loans	$8,913,468	$33,075	$13,825	$122,849	$169,749	$9,083,217
Non-performing loan aging	$46,149	$5,764	$1,099	$34,075	$40,938	$87,087

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans, excluding purchased credit-impaired loans, as of December 31, 2015 and 2014 (in thousands):

	2015		2014
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$24,689	$42	$14,088	$—
Commercial collateralized by assignment of lease payments	7,027	5,318	2,404	3,566
Commercial real estate:
Healthcare	—	—	—	—
Industrial	1,136	—	6,371	—
Multifamily	3,415	—	5,333	—
Office	4,496	693	3,644	464
Retail	17,594	—	2,986	—
Other	1,544	195	13,541	324
Residential real estate	17,951	253	17,311	—
Construction real estate	—	—	337	—
Indirect vehicle	2,046	—	1,542	—
Home equity	18,156	—	15,171	—
Other consumer	11	95	5	—
Total	$98,065	$6,596	$82,733	$4,354

The reduction in interest income associated with loans on non-accrual status was approximately $3.7 million, $4.3 million, and $4.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Loans listed as not rated are included in groups of homogeneous loans with similar risk and loss characteristics and are not included in the table below. The following tables present the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit-impaired loans, as of December 31, 2015 and 2014 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Commercial	$3,373,943	$115,548	$126,795	$—	$3,616,286
Commercial collateralized by assignment of lease payments	1,760,674	4,367	14,031	—	1,779,072
Commercial real estate:
Healthcare	472,599	4,340	—	—	476,939
Industrial	380,200	19,011	1,728	—	400,939
Multifamily	396,117	595	4,265	—	400,977
Retail	393,543	13,310	17,885	—	424,738
Office	216,584	3,797	8,801	—	229,182
Other	730,713	6,193	25,995	—	762,901
Construction real estate	252,060	—	—	—	252,060
Total	$7,976,433	$167,161	$199,500	$—	$8,343,094
December 31, 2014
Commercial	$3,036,069	$178,984	$30,153	$—	$3,245,206
Commercial collateralized by assignment of lease payments	1,680,736	6,853	4,669	—	1,692,258
Commercial real estate:
Healthcare	338,622	4,362	—	—	342,984
Industrial	314,225	8,817	14,991	—	338,033
Multifamily	412,824	920	6,654	—	420,398
Retail	423,842	2,740	11,594	—	438,176
Office	229,947	8,524	7,822	—	246,293
Other	708,447	22,013	28,523	—	758,983
Construction real estate	246,204	527	337	—	247,068
Total	$7,390,916	$233,740	$104,743	$—	$7,729,399

Approximately $59.6 million and $49.1 million of the substandard and doubtful loans were non-performing as of December 31, 2015 and 2014, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity, excluding purchased credit-impaired loans, as of December 31, 2015 and 2014 (in thousands):

	Performing	Non-performing	Total
December 31, 2015
Residential real estate	$609,965	$18,204	$628,169
Indirect vehicle	382,049	2,046	384,095
Home equity	198,417	18,156	216,573
Other consumer	80,555	106	80,661
Total	$1,270,986	$38,512	$1,309,498
December 31, 2014
Residential real estate	$485,976	$17,311	$503,287
Indirect vehicle	267,297	1,543	268,840
Home equity	236,739	15,170	251,909
Other consumer	78,132	5	78,137
Total	$1,068,144	$34,029	$1,102,173

The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $2.4 million and $10.1 million at December 31, 2015 and 2014, respectively.

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased credit-impaired loans, as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan and Lease Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$11,253	$11,253	$—	$—	$6,628	$—
Commercial collateralized by assignment of lease payments	3,453	2,949	504	—	1,035	54
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	820	757	63	—	3,467	—
Multifamily	575	575	—	—	1,540	17
Retail	7,872	6,131	1,741	—	2,768	—
Office	1,608	1,031	577	—	1,663	—
Other	—	—	—	—	965	—
Residential real estate	970	970	—	—	717	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	927	927	—	—	1,000	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	23,394	23,394	—	7,523	18,820	—
Commercial collateralized by assignment of lease payments	3,297	3,297	—	1,790	4,013	104
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	—	—	—	—	228	—
Multifamily	2,155	2,155	—	17	3,307	27
Retail	16,034	16,034	—	4,926	8,885	—
Office	2,929	2,929	—	1,717	2,457	—
Other	592	592	—	199	9,629	—
Residential real estate	12,950	12,769	181	2,634	13,484	—
Construction real estate	—	—	—	—	214	—
Indirect vehicle	119	119	—	—	287	—
Home equity	28,696	28,583	113	3,131	27,747	—
Other consumer	—	—	—	—	—	—
Total	$117,644	$114,465	$3,179	$21,937	$108,854	$202

	December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan and Lease Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$9,752	$8,992	$760	$—	$10,324	$—
Commercial collateralized by assignment of lease payments	2,316	2,316	—	—	2,569	121
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	9,115	5,858	3,257	—	7,870	—
Multifamily	1,733	1,733	—	—	1,928	52
Retail	2,025	813	1,212	—	3,465	—
Office	—	—	—	—	1,127	—
Other	1,479	1,465	14	—	5,249	—
Residential real estate	1,941	1,941	—	—	2,740	—
Construction real estate	—	—	—	—	34	—
Indirect vehicle	—	—	—	—	—	—
Home equity	577	577	—	—	762	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	7,987	7,987	—	2,395	14,227	—
Commercial collateralized by assignment of lease payments	715	715	—	105	1,515	91
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	517	513	4	130	4,982	—
Multifamily	5,680	4,709	971	996	6,354	131
Retail	9,264	7,897	1,367	720	8,547	—
Office	4,528	2,986	1,542	545	2,833	—
Other	12,612	12,527	85	136	11,022	12
Residential real estate	14,234	14,234	—	3,126	14,632	—
Construction real estate	2,707	337	2,370	162	455	—
Indirect vehicle	227	227	—	14	358	—
Home equity	25,927	25,705	222	2,153	25,672	—
Other consumer	—	—	—	—	—	—
Total	$113,336	$101,532	$11,804	$10,482	$126,665	$407

Average impaired loans for the years ended December 31, 2015, 2014 and 2013 were $108.9 million, $126.7 million and $136.5 million, respectively.  Interest income recognized on impaired loans was $202 thousand, $407 thousand and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Impaired loans included accruing restructured loans of $27.0 million and $15.6 million that have been modified and are performing in accordance with those modified terms as of December 31, 2015 and 2014, respectively.  In addition, impaired loans included $23.6 million and $25.8 million of non-performing, restructured loans as of December 31, 2015 and 2014, respectively.

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

Occasionally, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or non-performing) through the calendar year of the restructuring that the historical payment performance has been established. As of December 31, 2015 and 2014, there was one A/B structure with a recorded investment of $985 thousand and $1.0 million, respectively, which is included above as an accruing restructured loans.

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

The following table presents loans that have been restructured during the year ended December 31, 2015 (dollars in thousands):

	December 31, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	6	$11,074	$11,074	$2,810
Home equity	17	4,809	4,809	—
Total	23	$15,883	$15,883	$2,810
Non-Performing:
Commercial real estate:
Industrial	1	414	414	9
Multifamily	1	334	334	—
Office	1	815	815	191
Residential real estate	1	140	140	17
Indirect vehicle	16	88	88	32
Home equity	17	2,959	2,959	306
Total	37	$4,750	$4,750	$555

The following table presents loans that have been restructured during the year ended December 31, 2014 (dollars in thousands):

	December 31, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Residential real estate	3	$588	$588	$—
Indirect vehicle	2	26	26	—
Home equity	9	2,251	2,251	—
Total	14	$2,865	$2,865	$—
Non-Performing:
Commercial	1	$263	$263	$85
Commercial real estate:
Multifamily	1	158	158	40
Residential real estate	6	1,850	1,850	246
Indirect vehicle	53	320	320	88
Home equity	27	3,813	3,813	335
Total	88	$6,404	$6,404	$794

Of the troubled debt restructurings entered into during the past twelve months, $225 thousand subsequently defaulted during the year ended December 31, 2015.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post-restructuring or are placed on non-accrual status.

The following tables present the troubled debt restructurings activity during the year ended December 31, 2015 (dollars in thousands):

	Performing	Non-performing
Beginning balance	$15,603	$25,771
Additions	15,883	4,750
Charge-offs	—	(359)
Principal payments, net	(1,319)	(1,059)
Removals	(6,800)	(1,378)
Transfer to other real estate owned	—	(482)
Transfers in	4,334	710
Transfers out	(710)	(4,334)
Ending balance	$26,991	$23,619

Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured and the post-modification recorded investment during the year ended December 31, 2015 (dollars in thousands):

	December 31, 2015

	Extended Maturity,			Delay in
	Amortization	Extended		Payments or
	and Reduction	Maturity and/or	Extended	Reduction of
	of Interest Rate	Amortization	Maturity	Interest Rate	Total
Commercial	$—	$—	$—	$11,074	$11,074
Commercial real estate:
Industrial	—	—	414	—	414
Multifamily	—	334	—	—	334
Office	—	—	815	—	815
Residential real estate	140	—	—	—	140
Indirect vehicle	—	—	—	88	88
Home equity	4,111	827	—	2,830	7,768
Total	$4,251	$1,161	$1,229	$13,992	$20,633

Activity in the allowance for loan and lease losses was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$114,057	$113,462	$128,279
Allowance for unfunded credit commitments acquired through business combination	—	1,261	—
Utilization of allowance for unfunded credit commitments	—	(637)	—
Provision for credit losses	21,386	12,052	(5,804)
Charge-offs:
Commercial	2,993	1,339	3,706
Commercial collateralized by assignment of lease payments	2,765	925	—
Commercial real estate	3,563	11,438	7,517
Residential real estate	1,450	1,718	2,796
Construction real estate	34	79	980
Indirect vehicle	2,980	3,735	2,911
Home equity	1,485	3,383	3,692
Other consumer	1,941	2,128	2,073
Total charge-offs	17,211	24,745	23,675
Recoveries:
Commercial	1,749	3,757	3,156
Commercial collateralized by assignment of lease payments	1,112	939	1,131
Commercial real estate	6,723	4,020	6,025
Residential real estate	515	1,190	479
Construction real estate	272	252	1,616
Indirect vehicle	1,853	1,736	1,411
Home equity	579	482	594
Other consumer	473	288	250
Total recoveries	13,276	12,664	14,662
Net charge-offs (recoveries)	3,935	12,081	9,013
Allowance for credit losses	131,508	114,057	113,462
Allowance for unfunded credit commitments	(3,368)	(4,031)	(1,716)
Balance at December 31,	$128,140	$110,026	$111,746

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 and 2014 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other Consumer	Unfunded Commitments	Total
December 31, 2015
Allowance for credit losses:
Beginning balance	$29,571	$9,962	$41,826	$6,646	$8,918	$1,687	$9,456	$1,960	$4,031	$114,057
Charge-offs	2,993	2,765	3,563	1,450	34	2,980	1,485	1,941	—	17,211
Recoveries	1,749	1,112	6,723	515	272	1,853	579	473	—	13,276
Provision	10,989	2,125	489	23	5,957	1,858	(1,176)	1,784	(663)	21,386
Ending balance	$39,316	$10,434	$45,475	$5,734	$15,113	$2,418	$7,374	$2,276	$3,368	$131,508
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$7,523	$1,790	$6,859	$2,634	$—	$—	$3,131	$—	$1,392	$23,329
Collectively evaluated for impairment	31,228	8,644	37,198	3,100	15,019	2,418	4,243	2,276	1,976	106,102
Acquired and accounted for under ASC 310-30 (1)	565	—	1,418	—	94	—	—	—	—	2,077
Total ending allowance balance	$39,316	$10,434	$45,475	$5,734	$15,113	$2,418	$7,374	$2,276	$3,368	$131,508
Loans:
Individually evaluated for impairment	$34,647	$6,246	$30,204	$13,739	$—	$119	$29,510	$—	$—	$114,465
Collectively evaluated for impairment	3,581,639	1,772,826	2,665,472	614,430	252,060	383,976	187,063	80,661	—	9,538,127
Acquired and accounted for under ASC 310-30 (1)	24,284	—	36,362	53,156	10,891	—	14,004	2,709	—	141,406
Total ending loans balance	$3,640,570	$1,779,072	$2,732,038	$681,325	$262,951	$384,095	$230,577	$83,370	$—	$9,793,998
December 31, 2014
Allowance for credit losses:
Beginning balance	$23,461	$9,159	$51,628	$8,872	$6,856	$1,662	$8,478	$1,630	$1,716	$113,462
Allowance for unfunded credit commitments acquired through business combination	—	—	—	—	—	—	—	—	1,261	1,261
Utilization of allowance for unfunded credit commitments	—	—	—	—	—	—	—	—	(637)	(637)
Charge-offs	1,339	925	11,438	1,718	79	3,735	3,383	2,128	—	24,745
Recoveries	3,757	939	4,020	1,190	252	1,736	482	288	—	12,664
Provision	3,692	789	(2,384)	(1,698)	1,889	2,024	3,879	2,170	1,691	12,052
Ending balance	$29,571	$9,962	$41,826	$6,646	$8,918	$1,687	$9,456	$1,960	$4,031	$114,057
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,395	$105	$2,527	$3,126	$162	$14	$2,153	$—	$1,348	$11,830
Collectively evaluated for impairment	26,684	9,857	38,517	3,520	8,747	1,673	7,303	1,960	2,683	100,944
Acquired and accounted for under ASC 310-30 (1)	492	—	782	—	9	—	—	—	—	1,283
Total ending allowance balance	$29,571	$9,962	$41,826	$6,646	$8,918	$1,687	$9,456	$1,960	$4,031	$114,057
Loans:
Individually evaluated for impairment	$16,979	$3,031	$38,501	$16,175	$337	$227	$26,282	$—	$—	$101,532
Collectively evaluated for impairment	3,228,227	1,689,227	2,506,366	487,112	246,731	268,613	225,627	78,137	—	8,730,040
Acquired and accounted for under ASC 310-30 (1)	103,582	—	80,378	14,138	31,068	—	138	22,341	—	251,645
Total ending loans balance	$3,348,788	$1,692,258	$2,625,245	$517,425	$278,136	$268,840	$252,047	$100,478	$—	$9,083,217

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

For pass rated loans (non-purchased credit-impaired loans), the difference between the estimated fair value of the loans (computed on a loan by loan basis) and the principal outstanding is accreted over the remaining life of the loans. The Company anticipates recording a provision for the acquired portfolio in future quarters related to renewing Taylor Capital loans which will offset a substantial portion of the accretion from the pass rated loans.

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

During the year ended December 31, 2015, there was a negative provision for credit losses of $2.0 million and net recoveries of $2.8 million, respectively, in relation to 17 pools of purchased loans with a total carrying amount of $37.2 million as of December 31, 2015. During the year ended December 31, 2014, there was a provision for credit losses of $1.3 million and net recoveries of $323 thousand in relation to 16 pools of purchased loans with a total carrying amount of $71.7 million as of December 31, 2014.  There was $2.1 million in allowance for loan and lease losses related to these purchased loans at December 31, 2015 and $1.3 million at December 31, 2014.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$7,434	$2,337
Purchases	—	5,626
Accretion	(9,637)	(2,098)
Other (1)	14,799	1,569
Balance at end of period	$12,596	$7,434

(1)	Primarily includes discount transfers from non-accretable discount to accretable discount due to better than expected performance of loan pools acquired and accounted for under ASC 310-30.

In the Company's FDIC-assisted transactions, the fair value of purchased impaired loans, on the acquisition date, was determined based on assigned risk ratings, expected cash flows and the fair value of loan collateral. The fair value of loans that were non-impaired was determined based on estimates of losses on defaults and other market factors. Due to the loss-share agreements with the FDIC, the Company recorded a receivable (FDIC indemnification asset) from the FDIC equal to the present value of the corresponding reimbursement percentages on the estimated losses embedded in the loan portfolio.

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

The carrying amount of loans acquired through a business combination by pool type are as follows (in thousands):

December 31, 2015	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Covered loans:
Consumer related	$19,170	$—	$19,170
Non covered loans:
Commercial loans	$24,284	$708,466	$732,750
Commercial loans collateralized by assignment of lease payments	—	91,651	91,651
Commercial real estate	36,362	658,468	694,830
Construction real estate	10,891	13,142	24,033
Consumer related	50,699	194,018	244,717
Total non-covered loans	122,236	1,665,745	1,787,981
Total acquired	$141,406	$1,665,745	$1,807,151

Outstanding balances on purchased loans from the FDIC were $56.4 million and $95.1 million as of December 31, 2015 and 2014, respectively.  The related carrying amount on loans purchased from the FDIC was $53.9 million and $91.4 million as of December 31, 2015 and 2014, respectively.

Effective April 1, 2014, the losses on commercial related loans (commercial, commercial real estate and construction real estate) acquired in connection with the Heritage FDIC-assisted transaction ceased being covered under the loss-share agreement for that transaction. The carrying amount of those loans was $2.0 million as of December 31, 2015. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to April 1, 2014 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreement) through March 31, 2017. The losses on consumer related loans acquired in connection with the Heritage FDIC-assisted transaction will continue to be covered under the loss-share agreement through March 31, 2019.

The losses on commercial related loans acquired in connection with the Benchmark FDIC-assisted transaction ceased to be covered under the loss-share agreement for that transaction effective January 1, 2015. The carrying amount of those loans was $1.8 million as of December 31, 2015. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to January 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through December 31, 2017. The losses on consumer related loans acquired in connection with the Benchmark FDIC-assisted transaction will continue to be covered under the loss-share agreements through December 31, 2019.

Effective July 1, 2015, the losses on commercial related loans acquired in connection with Broadway and New Century FDIC-assisted transactions ceased to be covered under the loss-share agreements for those transactions. The carrying amount of those loans was $14.8 million as of December 31, 2015. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to July 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through June 30, 2018. The losses on consumer related loans acquired in connection with the Broadway and New Century FDIC-assisted transactions will continue to be covered under the loss-share agreements through June 30, 2020.

Note 6.	Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, including computer systems and satellite equipment, material handling and general manufacturing equipment.

Lease investments by categories follow (in thousands):

	December 31,
	2015	2014
Direct finance leases:
Minimum lease payments	$392,901	$340,602
Estimated unguaranteed residual values	74,411	70,469
Less: unearned income	(34,675)	(31,229)
Direct finance leases (1)	$432,637	$379,842
Leveraged leases:
Minimum lease payments	$3,286	$10,689
Estimated unguaranteed residual values	523	1,586
Less: unearned income	(126)	(540)
Less: related non-recourse debt	(3,199)	(10,330)
Leveraged leases (1)	$484	$1,405
Operating leases:
Equipment, at cost	$318,843	$257,495
Less accumulated depreciation	(107,156)	(94,662)
Lease investments, net	$211,687	$162,833

(1)Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leveraged leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $55.0 million at December 31, 2015 and $38.5 million at December 31, 2014.

The minimum lease payments receivable for the various categories of leases are due as follows (in thousands) for the years ending December 31,

	Direct Finance	Leveraged	Operating
Year	Leases	Leases	Leases	Total
2016	$146,150	$2,465	$46,503	$195,118
2017	110,435	642	35,685	146,762
2018	70,320	179	24,194	94,693
2019	38,575	—	15,129	53,704
2020	11,905	—	9,491	21,396
Thereafter	15,516	—	6,983	22,499
	$392,901	$3,286	$137,985	$534,172

At December 31, 2015, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2016	$7,178	$400	$13,503	$21,081
2017	20,158	104	9,472	29,734
2018	16,435	19	11,338	27,792
2019	14,196	—	7,750	21,946
2020	10,499	—	10,763	21,262
Thereafter	5,945	—	17,400	23,345
	$74,411	$523	$70,226	$145,160

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are generally reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. To mitigate this risk of loss, we usually limit individual leased equipment residuals to approximately $1.0 million per transaction and seek to diversify both the type of equipment leased and the industries in which the lessees participate. Often times, there are several individual lease schedules under one master lease.  There were 4,369 leases at December 31, 2015 compared to 3,793 at December 31, 2014.  The average residual value per lease schedule was approximately $33 thousand at December 31, 2015 and $34 thousand at December 31, 2014.  The average residual value per master lease schedule was approximately $132 thousand at December 31, 2015 and $155 thousand at December 31, 2014.

Income from lease financing, net was composed of (in thousands):

	Years Ended December 31,
	2015	2014	2013
Rental income	$69,363	$64,017	$62,629
Equipment maintenance contracts revenue, net of cost of sales	23,027	16,441	11,071
Vendor promotional income	8,527	8,382	7,587
Other lease related revenue	5,038	2,121	1,796
Gain on sale of lease payments and leased equipment, net of residual write downs	8,042	12,899	12,002
Income on lease investments, gross	113,997	103,860	95,085
Less: depreciation on operating leases	(37,416)	(39,550)	(33,842)
Lease financing, net	$76,581	$64,310	$61,243

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

Note 7.	Premises and Equipment

Premises and equipment consisted of (in thousands):

	December 31,
	2015	2014
Land and land improvements	$67,089	$67,630
Buildings	100,041	100,505
Furniture and equipment	139,648	124,490
Buildings and leasehold improvements	61,383	59,733
	368,161	352,358
Accumulated depreciation	(132,148)	(113,981)
Premises and equipment, net	$236,013	$238,377

Depreciation on premises and equipment totaled $22.1 million, $20.4 million, and $18.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company had three reporting units: banking, leasing and mortgage banking. Based on the Company's 2015 goodwill impairment testing, the fair values of the three reporting units were in excess of their carrying value. No impairment losses were recognized during the years ended December 31, 2015, 2014, or 2013. The carrying amount of goodwill was $725.1 million at December 31, 2015 and $711.5 million December 31, 2014. The increase of $13.5 million in goodwill was due to the acquisition of MSA.

The following table presents the changes in the carrying amount of goodwill as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015				2014
	Banking	Leasing	Mortgage banking	Total	Banking	Leasing	Mortgage banking	Total
Balance at beginning of period	$670,881	$40,640	$—	$711,521	$670,881	$40,640	$—	$711,521
Goodwill from business combinations	13,549	—	—	13,549	—	—	—	—
Balance at end of period	$684,430	$40,640	$—	$725,070	$670,881	$40,640	$—	$711,521

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately six years as of December 31, 2015. The Company recorded a $12.9 million core deposit intangible in 2015 due to the acquisition of MSA in December 2015 and of the Illinois court-appointed guardianship and special needs trust business of JPMorgan Chase in August 2015.

The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Balance at beginning of period	$38,006	$23,428
Amortization expense	(6,115)	(5,501)
Other intangibles from business combinations	12,921	20,079
Balance at end of period	$44,812	$38,006

Gross carrying amount	$93,292	$80,371
Accumulated amortization	(48,480)	(42,365)
Net book value	$44,812	$38,006
The following presents the estimated amortization expense of other intangible assets (in thousands):

Years ending December 31,	Amount
2016	$6,407
2017	5,738
2018	5,242
2019	3,685
2020	3,232
Thereafter	20,508
$44,812

Note 9.	Deposits

The composition of deposits was as follows (in thousands):

	December 31,
	2015	2014
Demand deposit accounts, noninterest bearing	$4,627,184	$4,118,256
NOW and money market accounts	4,144,633	3,913,765
Savings accounts	974,555	940,345
Certificates of deposit, $250,000 or more	877,352	838,928
Other certificates of deposit	881,491	1,179,648
Total	$11,505,215	$10,990,942

Certificates of deposit of $250,000 or more included $500.2 million and $485.3 million of brokered deposits at December 31, 2015 and 2014, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $250,000 or more.

At December 31, 2015, the scheduled maturities of certificates of deposit were as follows (in thousands):

2016	$1,130,389
2017	282,486
2018	199,572
2019	48,110
2020	82,941
Thereafter	15,345
$1,758,843

Note 10.	Short-Term Borrowings

Short-term borrowings were as follows as of December 31, 2015 and 2014 (dollars in thousands):

	December 31,
	2015		2014
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Customer repurchase agreements	0.20%	$201,207	0.21%	$219,824
Federal Home Loan Bank advances	0.17	775,000	0.13	700,000
Federal funds purchased	0.09	4,530	0.14	11,591
Line of credit	2.18	25,000	—	—
	0.23%	$1,005,737	0.15%	$931,415

Customer repurchase agreements are agreements in which the Company acquires funds by selling assets to another party under a simultaneous agreement to repurchase the same assets at a specified price and date.  The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements.  All securities sold under agreements to repurchase are recorded on the face of the balance sheet. The Company pledges mortgage-backed securities as collateral for the repurchase agreements and may be required to provide additional collateral based on the fair value of those securities.

The Company had fixed rate Federal Home Loan Bank ("FHLB") advances with a maturity date less than one year of $775.0 million at December 31, 2015 and $700.0 million at December 31, 2014.  At December 31, 2015, the interest rate on the advances outstanding on that date ranging from 0.16% to 0.19% with maturities from January 4, 2016 to December 12, 2016. The Company has investment securities available for sale and loans pledged as collateral on these FHLB advances. See Note 4. Investment Securities and Note 5. Loans of the notes to the consolidated financial statements.

On December 18, 2015, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one month LIBOR + 1.75%. As of December 31, 2015, $25.0 million was outstanding and the line of credit is scheduled to mature on December 17, 2016.

Note 11.	Long-term Borrowings

The Company had FHLB advances with original contractual maturities greater than one year of $305.2 million and $4.2 million at December 31, 2015 and 2014, respectively. As of December 31, 2015, the advances had fixed terms with effective interest rates, net of discounts, ranging from 0.38% to 5.87% and maturities ranging from March 2017 to April 2035. The Company has investment securities available for sale and loans pledged as collateral on these FHLB advances. See Note 4. Investment Securities and Note 5. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $55.0 million and $38.5 million at December 31, 2015 and 2014, respectively, which as of December 31, 2015, were accruing interest at rates ranging from 2.25% to 12.00%, with a weighted average rate of 4.30%.  Lease investments include equipment with an amortized cost of $65.8 million and $48.8 million at December 31, 2015 and 2014, respectively, that is pledged as collateral on these notes.

The Company had a $40.0 million 10-year structured repurchase agreement as of December 31, 2015 and 2014, which bears interest at a fixed rate borrowing of 4.75% and expires in March 2016. The Company pledges mortgage-backed securities as collateral for the repurchase agreement and may be required to provide additional collateral based on the fair value of those securities.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Years ending December 31,
2016	$65,374
2017	317,066
2018	8,539
2019	3,549
2020	1,373
Thereafter	4,373
$400,274

Note 12.	Junior Subordinated Notes Issued to Capital Trusts

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2015 (in thousands):

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

(3)
TAYC Capital Trust II was established by Taylor Capital prior to the Company's acquisition of Taylor Capital in 2014, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with TAYC Capital Trust II do not include acquisition accounting adjustments to such amounts, which in each case resulted in a discount. This discount was $7.1 million as of December 31, 2015.

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

The Company leases office space for certain branch offices.  At December 31, 2015, the future minimum annual rental commitments for these noncancelable leases and subleases of such space were as follows (in thousands):

	Gross	Sublease	Net
Years ending December 31,	Rents	Rents	Rents
2016	$10,463	$577	$9,886
2017	9,365	504	8,861
2018	6,923	462	6,461
2019	5,909	397	5,512
2020	3,469	397	3,072
Thereafter	16,359	166	16,193
	$52,488	$2,503	$49,985

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes.  Certain leases also provide for increased rental payments based on increases in the Consumer Price Index.

Net rental expense for the years ended December 31, 2015, 2014, and 2013 amounted to $8.9 million, $7.4 million, and $4.7 million, respectively.

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

During 2015, each participant was eligible for a maximum total Company matching contribution of 3.5% of their eligible compensation.  Additionally, the Company may make annual discretionary profit sharing contributions. The Company’s total contribution to the plan for the year ended December 31, 2015 was estimated to be $14.2 million and was $7.4 million and $7.0 million for the years ended December 31, 2014 and 2013, respectively.

The Company has deferred compensation plans that allow certain executives, senior officers, directors and other employees to defer payment of up 100% of their base salary and bonus in the case of employees and board fees in the case of directors.  Company contributions to these plans, which include discretionary contributions and the annual contribution to the Chief Executive Officer's account described below, were estimated to be approximately $869 thousand for the year ended December 31, 2015. These contributions were $512 thousand and $520 thousand for the years ended December 31, 2014 and 2013, respectively.  Pursuant to the employment agreement between the Company and its Chief Executive Officer, he is entitled to receive on each December 31st while he is employed by the Company (starting December 31, 2007) a fully vested employer contribution to his account under the Company's non-stock deferred compensation plan in amount equal to 20% of his base salary then in effect.

The amounts deferred can be invested in MB Financial stock (under the Company’s stock deferred compensation plan) or publicly traded mutual funds (under the Company’s non-stock deferred compensation plan) at the discretion of the participant.  The cost of the MB Financial common stock held by MB Financial’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.  The amounts of the assets that are not invested in MB Financial common stock are recorded at their fair market value in other assets on the consolidated balance sheet.  As of December 31, 2015, the fair value of the assets held in other publicly traded funds totaled $16.8 million.  A liability is established, in other liabilities, on the consolidated balance sheet, for the fair value of the obligation to the participants.  Any increase or decrease in the fair market value of plan assets is recorded in other non-interest income on the consolidated statement of operations.  Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the consolidated statement of operations.  The increase in fair market value of the assets and the obligation related to the deferred compensation plan was $6 thousand for the year ended December 31, 2015.

Note 15.	Income Taxes

The deferred taxes consist of (in thousands):

	December 31,
	2015	2014
Deferred tax asset:
Allowance for credit losses	$51,256	$43,853
Federal net operating loss carryforwards	—	12,234
State net operating loss carryforwards	22,624	26,582
Other real estate owned	11,165	14,229
Stock options and restricted stock	7,317	5,904
Loans	36,386	47,668
Deferred compensation	8,550	10,620
Tax credit carryforwards	27,904	25,244
Bonus accrual	3,827	5,595
Other items	1,008	3,390
Total deferred tax asset	170,037	195,319
Valuation allowance	—	—
Total deferred tax asset, net of valuation allowance	170,037	195,319
Deferred tax liability:
Equipment leasing	(132,159)	(112,524)
Premises and equipment	(21,371)	(18,817)
Mortgage servicing rights	(59,369)	(64,486)
Deferred income from FDIC-assisted transactions	(43,102)	(45,999)
Investment securities	(2,317)	(1,802)
FHLB stock dividends	(3,207)	(2,652)
Core deposit intangible	(7,448)	(9,118)
Other items	(3,509)	(2,794)
Total deferred tax liability	(272,482)	(258,192)
Net deferred tax liability	(102,445)	(62,873)
Net unrealized holding gain on investment securities available for sale	(10,137)	(13,099)
Net deferred tax liability	$(112,582)	$(75,972)

The Company’s Illinois net operating loss carryforwards totaled $441.0 million at December 31, 2015 and begin to expire in 2021 through 2029.  In January of 2011, the State of Illinois enacted legislation suspending the utilization of net operating loss carryforwards. For Illinois purposes, no carryover deduction was allowed for any taxable year ending after December 31, 2010 and prior to December 31, 2012, and no carryover deduction could exceed $100,000 for any taxable year ending on or after December 31, 2012 and prior to December 31, 2014. Further, the legislation extended the carryover period for Illinois net operating losses by the number of taxable years in which carryover deductions are disallowed or limited.  The Company's tax credit carryforwards include federal alternative minimum tax credits of $23.4 million with an indefinite carryforward period and general business credits of $4.4 million with expiration dates occurring in 2028 through 2035. Management has determined that is more likely than not that the deferred tax assets, including the net operating loss carryforwards, as of December 31, 2015, will be realized and that no valuation allowance is required. The Company also had other state net operating loss carryforwards totaling $8.5 million at December 31, 2015, the majority of which do not begin to expire until after 2021.

Income taxes attributable to continuing operations consist of (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current expense (benefit):
Federal	$30,283	$25,270	$12,234
State	3,355	11,971	5,576
Foreign	—	—	—
	33,638	37,241	17,810
Deferred expense (benefit):
Federal	28,765	3,122	17,245
State	10,808	(3,170)	4,436
Foreign	—	—	—
	39,573	(48)	21,681
	$73,211	$37,193	$39,491

The reconciliation between the statutory federal income tax rate of 35% and the effective tax rate on income from continuing operations follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Federal income tax expense at expected statutory rate	$81,256	$43,153	$48,281
Increase (decrease) due to:
Tax exempt income, net	(16,909)	(14,848)	(14,200)
State tax expense net of federal impact	9,205	5,721	6,508
Non-deductible contingent consideration	158	3,738	—
Non-includable increase in cash surrender value of life insurance	(1,191)	(1,120)	(1,111)
Non-deductible merger expense	360	988	591
Adjustment of tax contingency reserves	(969)	(31)	(24)
Other items, net	1,301	(408)	(554)
Income tax expense	$73,211	$37,193	$39,491

ASC Topic 740, "Accounting for Uncertainty in Income Taxes" provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

A reconciliation of the change in unrecognized tax benefits from January 1, 2015 to December 31, 2015 is as follows (in thousands):

	Unrecognized Tax Benefit Without Interest	Interest on unrecognized Tax Benefit	Total Unrecognized Tax Benefit Including Interest
Balance at January 1, 2015	$981	$7	$988
Increases for tax positions of prior years	—	1	1
Decreases related to prior year tax positions	(927)	—	(927)
Decreases related to lapse of statute of limitations	(37)	(6)	(43)
Balance at December 31, 2015	$17	$2	$19

The whole amount of unrecognized tax benefits would affect the tax provision and the effective income tax rate if recognized in future periods.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense, to the extent not included in unrecognized tax benefits.

The Company’s federal income tax returns are open and subject to examination for the 2012 tax return year and forward.  The Company’s various state income tax returns are generally open for the 2011 tax return year and forward based on individual state statutes of limitation.  The Company is currently under examination by multiple state taxing authorities.

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

At December 31, 2015 and 2014, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	2015	2014
Commitments to extend credit:
Home equity lines	$187,478	$221,102
Other commitments	3,049,152	2,643,220
Letters of credit:
Standby	137,945	131,810
Commercial	1,108	2,401

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of December 31, 2015, the maximum remaining term for any standby letters of credit matures on September 30, 2030.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At December 31, 2015, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $4.8 million to $139.1 million from $134.2 million at December 31, 2014.  Of the $139.1 million in commitments outstanding at December 31, 2015, approximately $116.7 million of the letters of credit have been issued or renewed since December 31, 2014.

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

As of December 31, 2015, the Company had approximately $6.2 million in capital expenditure commitments outstanding which relate to various projects to renovate the corporate office space and branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of December 31, 2015, approximately 21% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of December 31, 2015. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers. Our asset-based loans are made to borrowers located throughout the United States. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located through the United States.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company’s consolidated financial statements.

Note 17.	Regulatory Matters

The Company’s primary source of cash is dividends from its bank subsidiary, MB Financial Bank.  The bank subsidiary is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  In addition, the dividends declared cannot be in excess of the amount which would cause the bank subsidiary to fall below the minimum required for capital adequacy purposes.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes the Company and its bank subsidiary met all capital adequacy requirements to which they were subject as of December 31, 2015 and 2014.

As of December 31, 2015, the most recent regulatory notification categorized the bank subsidiary as “well capitalized” under the regulatory framework then in effect for prompt corrective action.  To be categorized as “well capitalized” as of December 31, 2015, the bank subsidiary must have maintained the total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the well-capitalized column in the table below.  There are no conditions or events since that notification that management believes have changed the bank subsidiary’s categories.

The required and actual amounts and ratios for the Company and its bank subsidiary are presented below as of the dates indicated (dollars in thousands):

					To Be Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Total capital (to risk-weighted assets):
Consolidated	$1,635,548	12.54%	$1,043,025	8.00%	N/A	N/A
MB Financial Bank	1,509,453	11.62	1,039,129	8.00	$1,298,911	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	$1,504,040	11.54%	782,269	6.00%	N/A	N/A
MB Financial Bank	1,377,945	10.61	779,347	6.00	1,039,129	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$1,208,938	9.27%	586,702	4.50%	N/A	N/A
MB Financial Bank	1,377,945	10.61	584,510	4.50	844,292	6.50%
Tier 1 capital (to average assets):
Consolidated	$1,504,040	10.40%	578,398	4.00%	N/A	N/A
MB Financial Bank	1,377,945	9.54	577,999	4.00	722,499	5.00%
As of December 31, 2014
Total capital (to risk-weighted assets):
Consolidated	$1,544,759	13.62%	$907,369	8.00%	N/A	N/A
MB Financial Bank	1,473,928	13.03	904,917	8.00	$1,131,146	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	1,430,702	12.61%	453,684	4.00%	N/A	N/A
MB Financial Bank	1,359,871	12.02	452,459	4.00	678,688	6.00%
Tier 1 capital (to average assets):
Consolidated	1,430,702	10.47%	546,766	4.00%	N/A	N/A
MB Financial Bank	1,359,871	9.96	545,943	4.00	682,429	5.00%

N/A — not applicable

Note 18.	Fair Value Measurements

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

Derivatives. Currently, we use interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative and classified as Level 2. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including LIBOR rate curves. The Company also obtains dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations. In addition, the Company uses forward commitments to buy to-be-announced mortgage securities for which we do not intend to take delivery of the security and will enter into an offsetting position before physical delivery to lessen the price volatility of the mortgage servicing rights asset. Dealer quotations are used for these derivatives and are classified as Level 1. The Company also offers other derivatives, including foreign currency forward contracts and interest rate lock commitments, to our customers and offset our exposure from such contracts by purchasing other financial contracts, which are valued using market consensus prices. For certain interest rate lock commitments, the Company uses an external valuation model that relies on internally developed inputs to estimate the fair value of its interest rate lock commitments which is based on unobservable inputs that reflect management’s assumptions and specific information about each borrower transaction and is classified in Level 3 of the hierarchy.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2015
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$64,611	$—	$64,611	$—
States and political subdivisions	396,367	—	395,950	417
Residential mortgage-backed securities	763,549	—	763,193	356
Commercial mortgage-backed securities	130,107	—	130,107	—
Corporate bonds	219,628	—	219,628	—
Equity securities	10,761	10,761	—	—
Loans held for sale	744,727	—	744,727	—
Loans	25,869	—	25,869	—
Mortgage servicing rights	168,162	—	—	168,162
Assets held in trust for deferred compensation	16,820	16,820	—	—
Derivative financial instruments	42,846	5,118	33,906	3,822
Financial liabilities
Other liabilities (1)	16,333	16,333	—	—
Derivative financial instruments	36,974	6,050	30,924	—
2014
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$65,873	$—	$65,873	$—
States and political subdivisions	410,854	—	410,391	463
Residential mortgage-backed securities	720,563	—	720,053	510
Commercial mortgage-backed securities	187,662	—	187,662	—
Corporate bonds	259,203	—	259,203	—
Equity securities	10,597	10,597	—	—
Loans held for sale	737,209	—	737,209	—
Mortgage servicing rights	235,402	—	—	235,402
Assets held in trust for deferred compensation	16,829	16,829	—	—
Derivative financial instruments	46,388	1,607	39,707	5,074
Financial liabilities
Other liabilities (1)	16,483	16,483	—	—
Derivative financial instruments	40,499	7,209	33,290	—

(1) Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

	Fair Value at
	December 31, 2015	Valuation Technique	Unobservable Input	Range
	(in thousands)
States and political subdivisions	$417	Discounted cash flows	Credit assumption	45% Loss
Residential mortgage-backed securities	356	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	168,162	Discounted cash flows	CPR	8.8% - 13.6%
			Discount rate	9.25 - 12.00
			Maturity (months)	327 - 357
			Delinquencies	0.51 - 3.81
			Costs to service	$ 61 - $ 160
			Costs to service - delinquent	$ 150 - $ 1,000
Derivative financial instruments (mortgage	3,822	Sales cash flows	Expected closing ratio	60% - 95%
interest rate lock commitments)			Expected delivery price	98.18 bps - 108.37 bps

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

Key economic assumptions used in the measuring of the fair value of the mortgage servicing rights and the sensitivity of the fair value to immediate adverse changes in those assumptions at December 31, 2015 are presented in the following table. This table does not take into account the derivatives used to economically hedge the mortgage servicing rights.

(dollars in thousands, except for weighted average cost to service)	December 31, 2015
Weighted average prepayment speed (CPR)	11.50%
Impact on fair value of 10% adverse change	$(6,668)
Impact on fair value of 20% adverse change	(12,836)

Weighted average discount rate	9.56%
Impact on fair value of 10% adverse change	$(5,997)
Impact on fair value of 20% adverse change	(11,590)

Weighted average delinquency rate	1.82%
Impact on fair value of 10% adverse change	$(1,158)
Impact on fair value of 20% adverse change	(2,341)

Weighted average costs to service	$83
Impact on fair value of 10% adverse change	(2,990)
Impact on fair value of 20% adverse change	(5,979)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2015. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31,
	2015	2014	2015	2014	2015	2014
	Investment Securities		Mortgage Servicing Rights		Derivatives
Balance, beginning of period	$973	$5,856	$235,402	$—	$5,074	$—
Acquired through business combination	—	507	—	224,798	—	5,922
Purchases	—	—	823	1,096	—	—
Originations	—	—	68,690	21,285	—	—
Other comprehensive income	—	128	—	—	—	—
Included in earnings	—	—	(33,648)	(11,777)	(1,252)	(848)
Principal payments	(200)	(363)	—	—	—	—
Impairment charge	—	(92)	—	—	—	—
Sales	—	(498)	(103,105)	—	—	—
Transferred out of level 3	—	(4,565)	—	—	—	—
Balance, ending of period	$773	$973	$168,162	$235,402	$3,822	$5,074

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (100% at December 31, 2015), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2015
Financial assets:
Impaired loans	$76,203	$—	$—	$76,203
Non-financial assets:
Foreclosed assets	42,351	—	—	42,351
2014
Financial assets:
Impaired loans	$61,717	$—	$—	$61,717
Non-financial assets:
Foreclosed assets	38,619	—	—	38,619

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

	Fair Value at	Valuation
	December 31, 2015	Technique	Unobservable Input	Range

Impaired loans	$76,203	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	42,351	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

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

The following methods and assumptions were used by the Company in estimating the fair values of its other financial instruments:

Cash and due from banks and interest earning deposits with banks: The carrying amounts reported in the balance sheet approximate fair value.

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

The estimated fair values of financial instruments are as follows (in thousands):

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$307,869	$307,869	$307,869	$—	$—
Interest bearing deposits with banks	73,572	73,572	73,572	—	—
Investment securities available for sale	1,585,023	1,585,023	10,761	1,573,489	773
Investment securities held to maturity	1,230,810	1,274,767	—	1,274,767	—
Non-marketable securities - FHLB and FRB stock	114,233	114,233	—	—	114,233
Loans held for sale	744,727	744,727	—	744,727	—
Loans, net	9,665,858	9,626,344	—	25,869	9,600,475
Accrued interest receivable	53,457	53,457	53,457	—	—
Derivative financial instruments	42,846	42,846	5,118	33,906	3,822
Financial Liabilities:
Non-interest bearing deposits	$4,627,184	$4,627,184	$4,627,184	$—	$—
Interest bearing deposits	6,878,031	6,875,411	—	—	6,875,411
Short-term borrowings	1,005,737	1,005,705	—	—	1,005,705
Long-term borrowings	400,274	401,539	—	—	401,539
Junior subordinated notes issued to capital trusts	186,164	122,696	—	—	122,696
Accrued interest payable	3,186	3,186	3,186	—	—
Derivative financial instruments	36,974	36,974	6,050	30,924	—

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$256,804	$256,804	$256,804	$—	$—
Interest bearing deposits with banks	55,277	55,277	55,277	—	—
Investment securities available for sale	1,654,752	1,654,752	10,597	1,643,182	973
Investment securities held to maturity	993,380	1,035,061	—	1,035,061	—
Non-marketable securities - FHLB and FRB stock	75,569	75,569	—	—	75,569
Loans held for sale	737,209	737,209	—	737,209	—
Loans, net	8,973,191	8,956,494	—	—	8,956,494
Accrued interest receivable	49,065	49,065	49,065	—	—
Derivative financial instruments	46,388	46,388	1,607	39,707	5,074
Financial Liabilities:
Non-interest bearing deposits	$4,118,256	$4,118,256	$4,118,256	$—	$—
Interest bearing deposits	6,872,686	6,877,349	—	—	6,877,349
Short-term borrowings	931,415	931,416	—	—	931,416
Long-term borrowings	82,916	86,025	—	—	86,025
Junior subordinated notes issued to capital trusts	185,778	122,408	—	—	122,408
Accrued interest payable	3,709	3,709	3,709	—	—
Derivative financial instruments	40,499	40,499	7,209	33,290	—

Note 19.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Year Ended December 31,
	2015	2014	2013
Total compensation expense for share-based payment plans during the year	$14,123	$8,974	$5,456
Amount of related income tax benefit recognized in income	5,515	3,528	2,159

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The number of shares authorized increased by 2,400,000 to 13,800,000 upon completion of the Taylor Capital merger.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. No more than 10% of the total number of authorized shares may be issued with respect to awards granted after May 28, 2014, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan).  As of December 31, 2015, there were 5,147,627 shares available for future grants.

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

The following table summarizes stock options outstanding for the year ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2014	2,250,714	$27.94	4.39
Granted	336,493	31.49
Exercised	(156,754)	21.96
Expired or cancelled	(207,674)	39.81
Forfeited	(30,348)	28.90
Options outstanding as of December 31, 2015	2,192,431	$27.77	4.44	$11,533
Options exercisable as of December 31, 2015	1,681,330	$27.29	3.22	$9,989

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

The following assumptions were used for options granted during the years ended December 31, 2015, 2014, and 2013:

	For the Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.68%	1.82%	1.92%
Expected volatility of Company’s stock	29.66%	23.16%	25.18%
Expected dividend yield	1.82%	1.65%	1.73%
Expected life of options (years)	5.7	5.5	5.6
Weighted average fair value per option of options granted during the year	$7.77	$5.93	$5.88

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was $1.7 million, $2.0 million, and $1.3 million, respectively.

The following is a summary of changes in restricted shares and units for the year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares and Units Outstanding at December 31, 2014	801,085	$26.99
Granted	533,879	31.10
Vested	(354,127)	25.13
Forfeited	(35,331)	29.31
Shares and Units Outstanding at December 31, 2015	945,506	29.92

The total intrinsic value of restricted shares that vested during the years ended December 31, 2015, 2014, and 2013 was $11.4 million, $8.6 million, and $5.8 million, respectively.

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

As of December 31, 2015, there was $19.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At December 31, 2015, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.2 years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable at December 31, 2015 was approximately $1 thousand, and the net amount payable at December 31, 2014 was approximately $1.1 million.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At December 31, 2015, the Company’s credit exposure relating to interest rate swaps was approximately $25.8 million, which was secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $154 thousand at December 31, 2015.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

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

The Company’s derivative financial instruments are summarized below as of December 31, 2015 and 2014 (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$154	$(9)	$197	$(15)
Stand-alone derivative instruments: (2)
Interest rate swap contracts	1,034,298	27,856	1,074,930	27,456	1,025,186	(27,899)	1,081,787	(27,870)
Interest rate options contracts	222,585	628	55,830	283	190,622	(585)	55,830	(283)
Foreign exchange contracts	72,529	3,970	27,402	2,276	63,339	(3,671)	27,002	(2,109)
Spot foreign exchange contracts	328	5	512	5	132	—	304	(18)
Mortgage banking derivatives:
Interest rate swap contracts	898,000	4,928	435,000	9,583	665,000	(3,723)	920,000	(2,891)
Interest rate options contracts	35,000	33	145,000	1,607	—	—	—	—
Forward loan sale commitments	503,500	1,604	90,000	92	475,500	(1,087)	871,000	(7,301)
Interest rate lock commitments	622,906	3,822	636,446	5,086	—	—	8,841	(12)
Total non-hedging derivative instruments	3,389,146	42,846	2,465,120	46,388	2,419,779	(36,965)	2,964,764	(40,484)
Total	$3,389,146	$42,846	$2,465,120	$46,388	$2,419,933	$(36,974)	$2,964,961	$(40,499)

(1) Derivative instruments designated to hedge fixed-rate commercial real estate loans.
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in other income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$6	$8	$9
Stand-alone derivative instruments:
Interest rate swap contracts	(3,096)	2,458	40
Interest rate options contracts	43	—	—
Foreign exchange contracts	149	96	(30)
Spot foreign exchange contracts	18	(14)	—
Mortgage related derivatives	(9,600)	(965)	(109)
Total non-hedging derivative instruments	(12,486)	1,575	(99)
Total	$(12,480)	$1,583	$(90)

The increase in 2015 in the amounts included in other income was primarily due to the full year impact of increased derivatives activity acquired through the mortgage operations from the Taylor Capital merger.

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2015 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$5,698	$—	$5,698	$31,446	$—	$31,446
Foreign currency forward contracts	2,728	—	2,728	1,805	—	1,805
Mortgage banking derivatives	1,636	—	1,636	1,087	—	1,087
Total derivatives	10,062	—	10,062	34,338	—	34,338
Repurchase agreements	—	—	—	201,207	—	201,207
Total	$10,062	$—	$10,062	$235,545	$—	$235,545

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$3,810	$(3,810)	$—	$—	$11,137	$(3,810)	$(7,327)	$—
Counterparty B	6	(6)	—	—	7,808	(6)	(7,802)	—
Counterparty C	3,477	(3,477)	—	—	4,963	(3,477)	(1,486)	—
Other counterparties	2,769	(2,230)	—	539	10,430	(2,230)	(8,034)	166
Total derivatives	10,062	(9,523)	—	539	34,338	(9,523)	(24,649)	166
Repurchase agreements	—	—	—	—	201,207	—	(201,207)	—
Total	$10,062	$(9,523)	$—	$539	$235,545	$(9,523)	$(225,856)	$166

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

The banking segment generates its revenues primarily from its lending and deposit gathering activities. The profitability of this segment's operations depends primarily on its net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses.  The provision for credit losses is dependent on changes in its loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The banking segment is also affected by non-interest income and non-interest expenses.  Non-interest income includes revenue primarily from commercial deposit and treasury management fees, trust and asset management fees, card fees and capital markets and international banking fees. Non-interest expense primarily includes salaries and employee benefits, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, and professional and legal expense. In addition, the banking segment is subject to an extensive system of laws and regulations that are intended primarily for the protection of customers and depositors.  These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, and rates of interest that can be charged on loans.

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

The following table presents summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Mortgage Banking	Consolidated
Year ended December 31,
2015
Net interest income	$424,883	$11,475	$29,248	$465,606
Provision for credit losses	19,436	1,598	352	21,386
Non-interest income	127,710	76,943	117,440	322,093
Non-interest expense (1)	355,727	45,364	133,063	534,154
Income tax expense	51,647	16,255	5,309	73,211
Net income	$125,783	$25,201	$7,964	$158,948
Total assets	$13,243,710	$1,015,918	$1,325,379	$15,585,007
Year ended December 31,
2014
Net interest income	$328,326	$12,783	$9,714	$350,823
Provision for credit losses	12,022	35	(5)	12,052
Non-interest income	115,411	59,806	46,088	221,305
Non-interest expense (1)	350,358	39,525	46,899	436,782
Income tax expense	21,106	12,524	3,563	37,193
Net income	$60,251	$20,505	$5,345	$86,101
Total assets	$12,698,740	$930,748	$972,611	$14,602,099
Year ended December 31,
2013
Net interest income	$267,131	$5,205	$—	$272,336
Provision for credit losses	(6,167)	363	—	(5,804)
Non-interest income	92,936	59,794	1,664	154,394
Non-interest expense	259,753	34,835	—	294,588
Income tax expense	28,201	11,290	—	39,491
Net income	$78,280	$18,511	$1,664	$98,455
Total assets	$9,167,127	$474,300	$—	$9,641,427

(1)
Includes merger related expenses of $5.5 million, $34.8 million and $2.5 million in the banking segment for the years ended December 31, 2015, 2014 and 2013, respectively. Also, includes contingent consideration expense related to our acquisition of Celtic Leasing Corp. in the banking segment for the year ended December 31, 2014.

Note 22.	Condensed Parent Company Financial Information

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

Balance Sheets
(In thousands)

	December 31,
	2015	2014
Assets
Cash	$104,819	$32,161
Investments in subsidiaries	2,147,396	2,143,408
Other assets	60,379	38,941
Total assets	$2,312,594	$2,214,510
Liabilities and Stockholders’ Equity
Short-term borrowings	$25,000	$—
Junior subordinated notes issued to capital trusts	186,164	185,778
Other liabilities	14,146	446
Stockholders’ equity	2,087,284	2,028,286
Total liabilities and stockholders’ equity	$2,312,594	$2,214,510

Statements of Operations
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Dividends from subsidiaries	$158,000	$101,500	$80,500
Interest and other income	469	3,097	4,215
Interest and other expense	10,637	14,636	7,143
Income before income tax benefit and equity in undistributed net income of subsidiaries	147,832	89,961	77,572
Income tax benefit	(4,018)	(4,590)	(1,223)
Income before equity in undistributed net income of subsidiaries	151,850	94,551	78,795
Equity in undistributed net income (loss) of subsidiaries	7,098	(8,450)	19,660
Net income	158,948	86,101	98,455
Dividends and discount accretion on preferred shares	8,000	4,000	—
Net income available to common stockholders	$150,948	$82,101	$98,455

Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities
Net income	$158,948	$86,101	$98,455
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expense for share-based payment plans	14,123	8,974	5,456
Equity in undistributed net income of subsidiaries	(7,098)	8,450	(19,660)
Change in other assets and other liabilities	(9,145)	(8,980)	(1,460)
Net cash provided by operating activities	156,828	94,545	82,791
Cash Flows From Investing Activities
Net decrease in loans	—	—	6,960
Net cash paid in business acquisition	—	(101,546)	—
Net cash (used in) provided by investing activities	—	(101,546)	6,960
Cash Flows From Financing Activities
Treasury stock transactions, net	(53,587)	(2,690)	(1,672)
Stock options exercised	499	1,034	1,014
Excess tax benefits from share-based payment arrangements	331	396	(325)
Dividends paid on common stock	(48,413)	(34,210)	(24,070)
Dividends paid on preferred stock	(8,000)	(2,000)	—
Proceeds from short-term borrowings	25,000	—	—
Redemption of on junior subordinated notes issued to capital trusts	—	(45,369)	—
Net cash used in financing activities	(84,170)	(82,839)	(25,053)
Net increase (decrease) in cash	72,658	(89,840)	64,698
Cash:
Beginning of year	32,161	122,001	57,303
End of year	$104,819	$32,161	$122,001

Note 23.	Preferred Stock

On August 18, 2014, in connection with the Taylor Capital merger, the Company issued one share of its Perpetual Non-Cumulative Preferred Stock, Series A (“Company Series A Preferred Stock”), in exchange for each of the 4,000,000 outstanding shares of Taylor Capital’s Perpetual Non-Cumulative Preferred Stock, Series A. Holders of the Company Series A Preferred Stock are entitled to receive, when as and if declared by the Company’s board of directors, non-cumulative cash dividends on the liquidation preference, which is $25 per share, at a rate of 8.00% per annum, payable quarterly. The Company Series A Preferred Stock is included in Tier 1 capital for regulatory capital purposes and is redeemable at the option of the Company at a redemption price of $25 per share, plus any declared and unpaid dividends, (i) in whole or in part from time to time, on any dividend payment date on or after February 15, 2018, and (ii) in whole but not in part prior to February 15, 2018, within 90 days following a “regulatory capital treatment event.” as defined in the terms of the Company Series A Preferred Stock. The Company must receive the approval of the Federal Reserve Board prior to any redemption of the Company Series A Preferred Stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

a)             Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2015 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

c)           Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2015, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers.  The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance.  The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics.  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors.  A copy of our code of ethics is available on our Internet website address, www.mbfinancial.com.

Item 11.	Executive Compensation

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2015 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, warrants and rights (1)	Weighted Average Exercise Price of Outstanding Options, warrants and rights (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the first column) (2)
Equity compensation plans approved by stockholders	2,522,434	$27.77	5,147,627
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	2,522,434	$27.77	5,147,627

(1) Includes 176,881 shares underlying market-based restricted stock units and 146,047 shares underlying restricted stock units.  Recipients of market-based restricted stock units will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over a three year period.  The market-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued.  Additionally, there were 7,075 shares underlying director stock units that we assumed in our 2006 acquisition of First Oak Brook Bancshares, Inc.  The market-based restricted stock units, restricted stock units and director stock units do not have an exercise price and are not taken into account in the determination of the weighted average exercise price.

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

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2016 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title

/s/Mitchell Feiger		Director, President and Chief Executive Officer
Mitchell Feiger		(Principal Executive Officer)	February 18, 2016

/s/Jill E. York		Vice President and Chief Financial Officer
Jill E. York		(Principal Financial Officer and Principal Accounting Officer)	February 18, 2016

/s/Thomas H. Harvey*		Director	February 18, 2016
Thomas H. Harvey

/s/David P. Bolger*		Director	February 18, 2016
David P. Bolger

/s/C. Bryan Daniels*		Director	February 18, 2016
C. Bryan Daniels

/s/Charles J. Gries*		Director	February 18, 2016
Charles J. Gries

/s/James N. Hallene*		Director	February 18, 2016
James N. Hallene

/s/Richard J. Holmstrom*		Director	February 18, 2016
Richard J. Holmstrom

/s/Karen J. May*		Director	February 18, 2016
Karen J. May

/s/Ronald D. Santo*		Director	February 18, 2016
Ronald D. Santo

/s/Jennifer W. Steans*		Director	February 18, 2016
Jennifer W. Steans

/s/Renee Togher*		Director	February 18, 2016
Renee Togher

*By:	/s/Mitchell Feiger	Attorney-in-Fact

EXHIBIT INDEX
Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of July 14, 2013, by and among the Registrant and Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 18, 2013 (File No.0-24566-01))

2.2
Amendment, dated as of June 30, 3014, to Agreement and Plan of Merger, dated as of July 14, 2013, by and between the Registrant and Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 1, 2014 (File No.0-24566-01))

2.3
Letter Agreement, dated as of June 30, 3014, by and between the Registrant and Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on July 1, 2014 (File No.0-24566-01))

2.4
Agreement and Plan of Merger, dated as of May 1, 2006, by and among the Registrant, MBFI Acquisition Corp. and First Oak Brook Bancshares, Inc. (“First Oak Brook”)(incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 2, 2006 (File No.0-24566-01))

2.5
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Corus Bank, National Association, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of September 11, 2009 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2010 (File No.0-24566-01))

2.6
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of Broadway Bank, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of April 23, 2010 (incorporated herein by reference to Exhibit 2.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-24566-01))

2.7
Purchase and Assumption Agreement among Federal Deposit Insurance Corporation, Receiver of New Century Bank, Chicago, Illinois, Federal Deposit Insurance Corporation and MB Financial Bank, N.A., dated as of April 23, 2010 (incorporated herein by reference to Exhibit 2.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 0-24566-01))

2.8
Agreement and Plan of Merger, dated as of November 20, 2015, by and between the Registrant and American Chartered Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on November 24, 2015 (File No.001-36599))

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

10.1
Letter Agreement, dated as of December 5, 2008, between the Registrant and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2008 (File No.0-24566-01))

10.2
Amended and Restated Employment Agreement between the Registrant and Mitchell Feiger (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.4
Form of Change and Control Severance Agreement between MB Financial Bank, National Association and Jill E. York (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.4B
Form of Change and Control Severance Agreement between MB Financial Bank, National Association and each of Larry J. Kallembach, Brian Wildman and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.4B to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.4C
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

10.5
Form of Letter Agreement dated December 4, 2008 between MB Financial, Inc. and each of Mitchell Feiger, Jill E. York, Larry J. Kallembach, Brian Wildman and Rosemarie Bouman relating to the TARP Capital Purchase Program (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.5A
Form of Compensation Amendment and Waiver Agreement under the TARP Capital Purchase Program between MB Financial, Inc. and certain employees (incorporated herein by reference to Exhibit 10.5A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 0-24566-01))

10.5B
Form of Compensation Amendment and Waiver Agreement under the TARP Capital Purchase Program between MB Financial, Inc. and each of Mark A. Heckler and Edward F. Milefchik (incorporated herein by reference to Exhibit 10.5B to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 0-24566-01))

10.7
MB Financial, Inc. Third Amended and Restated Omnibus Incentive Plan (the “Omnibus Incentive Plan”) (incorporated herein by reference to Appendix A to the Registrant’s definitive proxy statement filed on April 11, 2014 (File No. 0-24566-01))

EXHIBIT INDEX
Exhibit Number	Description

10.8
MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.9
MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.10
Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of MB Financial, Inc., a Delaware corporation (then known as Avondale Financial Corp.) for the year ended December 31, 1996 (File No. 0-24566))

10.11
Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Mitchell Feiger (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.11A
Form of Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock between MB Financial, Inc. and Rosemarie Bouman, Mark A. Heckler, Larry J. Kallembach, Edward F. Milefchik, and Brian J. Wildman (incorporated herein by reference to Exhibit 10.11A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 0-24566-01))

10.12
Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Jill E. York (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.13
Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

10.13A
Amendment to Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo ((incorporated herein by reference to Exhibit 10.13A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.15
Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Jill E. York, Larry J. Kallembach and Brian Wildman (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.15A
Tax Gross Up Agreement between the Registrant and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.15A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.16
Form of Incentive Stock Option Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

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

21	Subsidiaries of the Registrant*

23	Consent of RSM US LLP*

24	Power of Attorney*

31.1	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Executive Officer)*

31.2	Rule 13a — 14(a)/15d — 14(a) Certification (Chief Financial Officer)*

32	Section 1350 Certifications*

101
The following financial statements from the MB Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith