Form 10-Q
period 2016-03-31
MB FINANCIAL INC /MD
filed 2016-05-05
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were issued and outstanding 73,672,795 shares of the Registrant’s common stock as of May 5, 2016.

MB FINANCIAL, INC.

FORM 10-Q

March 31, 2016

i

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$271,732	$307,869
Interest earning deposits with banks	113,785	73,572
Total cash and cash equivalents	385,517	381,441
Investment securities:
Securities available for sale, at fair value	1,532,844	1,585,023
Securities held to maturity, at amortized cost ($1,246,656 fair value at March 31, 2016 and $1,274,767 at December 31, 2015)	1,191,910	1,230,810
Non-marketable securities - FHLB and FRB stock	121,750	114,233
Total investment securities	2,846,504	2,930,066
Loans held for sale	632,196	744,727
Loans:
Total loans, excluding purchased credit impaired loans	9,820,903	9,652,592
Purchased credit impaired loans	140,445	141,406
Total loans	9,961,348	9,793,998
Less: Allowance for loan and lease losses	134,493	128,140
Net loans	9,826,855	9,665,858
Lease investments, net	216,046	211,687
Premises and equipment, net	238,578	236,013
Cash surrender value of life insurance	137,807	136,953
Goodwill	725,068	725,070
Other intangibles	43,186	44,812
Mortgage servicing rights, at fair value	145,800	168,162
Other real estate owned, net	28,309	31,553
Other real estate owned related to FDIC-assisted transactions	10,397	10,717
Other assets	339,390	297,948
Total assets	$15,575,653	$15,585,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$4,667,410	$4,627,184
Interest bearing	6,866,416	6,878,031
Total deposits	11,533,826	11,505,215
Short-term borrowings	884,101	1,005,737
Long-term borrowings	439,615	400,274
Junior subordinated notes issued to capital trusts	185,820	186,164
Accrued expenses and other liabilities	409,406	400,333
Total liabilities	13,452,768	13,497,723
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 10,000,000 shares at March 31, 2016 and December 31, 2015; Series A, 8% perpetual non-cumulative, 4,000,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, $25 liquidation value)	115,280	115,280
Common stock, ($0.01 par value; authorized 100,000,000 shares at March 31, 2016 and December 31, 2015; issued 75,567,693 shares at March 31, 2016 and 75,566,885 shares at December 31, 2015)	756	756
Additional paid-in capital	1,284,438	1,280,870
Retained earnings	756,272	731,812
Accumulated other comprehensive income	24,687	15,777
Less: 1,928,206 and 1,888,556 shares of treasury common stock, at cost, at March 31, 2016 and December 31, 2015, respectively	(59,863)	(58,504)
Controlling interest stockholders’ equity	2,121,570	2,085,991
Noncontrolling interest	1,315	1,293
Total stockholders’ equity	2,122,885	2,087,284
Total liabilities and stockholders’ equity	$15,575,653	$15,585,007

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Interest income:
Loans:
Taxable	$104,923	$98,846
Nontaxable	2,586	2,174
Investment securities:
Taxable	9,566	9,934
Nontaxable	10,776	9,113
Other interest earning accounts	141	62
Total interest income	127,992	120,129
Interest expense:
Deposits	5,622	4,645
Short-term borrowings	721	277
Long-term borrowings and junior subordinated notes	2,345	1,812
Total interest expense	8,688	6,734
Net interest income	119,304	113,395
Provision for credit losses	7,563	4,974
Net interest income after provision for credit losses	111,741	108,421
Non-interest income:
Lease financing revenue, net	19,046	25,080
Mortgage banking revenue	27,482	24,544
Commercial deposit and treasury management fees	11,878	11,038
Trust and asset management fees	7,950	5,714
Card fees	3,525	3,927
Capital markets and international banking fees	3,227	1,928
Consumer and other deposit service fees	3,025	3,083
Brokerage fees	1,158	1,678
Loan service fees	1,752	1,485
Increase in cash surrender value of life insurance	854	839
Net loss on investment securities	—	(460)
Net (loss) gain on sale of assets	(48)	4
Other operating income	1,844	2,408
Total non-interest income	81,693	81,268
Non-interest expenses:
Salaries and employee benefits	85,591	84,786
Occupancy and equipment	13,260	12,940
Computer services and telecommunication	9,055	8,904
Advertising and marketing	2,878	2,446
Professional and legal	2,589	2,670
Other intangibles amortization	1,626	1,518
Branch exit and facilities impairment charges	44	7,391
Net (gain) loss recognized on other real estate owned and other related expenses	(346)	896
Prepayment fees on interest bearing liabilities	—	85
Other operating expenses	21,103	18,284
Total non-interest expenses	135,800	139,920
Income before income taxes	57,634	49,769
Income tax expense	18,520	15,658
Net income	39,114	34,111
Dividends on preferred shares	2,000	2,000
Net income available to common stockholders	$37,114	$32,111

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Common share data:
Basic earnings per common share	$0.51	$0.43
Diluted earnings per common share	0.50	0.43
Weighted average common shares outstanding for basic earnings per common share	73,330,731	74,567,104
Diluted weighted average common shares outstanding for diluted earnings per common share	73,966,935	75,164,716

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income	$39,114	$34,111
Unrealized holding gains on investment securities, net of reclassification adjustments	15,576	9,404
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale	(803)	(402)
Reclassification adjustments for losses included in net income	—	460
Other comprehensive income, before tax	14,773	9,462
Income tax expense related to items of other comprehensive income	(5,863)	(3,717)
Other comprehensive income, net of tax	8,910	5,745
Comprehensive income	$48,024	$39,856

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2016 and 2015
(Amounts in thousands, except per share data) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2014	$115,280	$751	$1,267,761	$629,677	$20,356	$(6,974)	$1,435	$2,028,286
Net income	—	—	—	34,111	—	—	71	34,182
Other comprehensive income, net of tax	—	—	—	—	5,745	—	—	5,745
Cash dividends declared on preferred shares	—	—	—	(2,000)	—	—	—	(2,000)
Cash dividends declared on common shares ($0.14 per share)	—	—	—	(10,610)	—	—	—	(10,610)
Restricted common stock activity, net of tax	—	3	(2,744)	—	—	2,876	—	135
Stock option activity, net of tax	—	—	35	—	—	—	—	35
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	194	—	—	(1,179)	—	(985)
Stock-based compensation expense	—	—	3,605	—	—	—	—	3,605
Distributions to noncontrolling interest	—	—	—	—	—	—	(100)	(100)
Balance at March 31, 2015	$115,280	$754	$1,268,851	$651,178	$26,101	$(5,277)	$1,406	$2,058,293

Balance at December 31, 2015	$115,280	$756	$1,280,870	$731,812	$15,777	$(58,504)	$1,293	$2,087,284
Net income	—	—	—	39,114	—	—	97	39,211
Other comprehensive income, net of tax	—	—	—	—	8,910	—	—	8,910
Cash dividends declared on preferred shares	—	—	—	(2,000)	—	—	—	(2,000)
Cash dividends declared on common shares ($0.17 per share)	—	—	—	(12,654)	—	—	—	(12,654)
Restricted common stock activity, net of tax	—	—	(698)	—	—	699	—	1
Stock option activity, net of tax	—	—	17	—	—	—	—	17
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	198	—	—	(2,058)	—	(1,860)
Stock-based compensation expense	—	—	4,051	—	—	—	—	4,051
Distributions to noncontrolling interest	—	—	—	—	—	—	(75)	(75)
Balance at March 31, 2016	$115,280	$756	$1,284,438	$756,272	$24,687	$(59,863)	$1,315	$2,122,885

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$39,114	$34,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and leased equipment	17,302	14,737
Branch exit and facilities impairment charges	44	7,391
Compensation expense for share-based payment plans	4,051	3,605
Net loss (gain) on sales of premises and equipment and leased equipment	121	(167)
Amortization of other intangibles	1,626	1,518
Provision for credit losses	7,563	4,974
Deferred income tax expense	11,751	8,384
Amortization of premiums and discounts on investment securities, net	12,059	11,231
Amortization of premiums and discounts on loans, net	(7,156)	(9,879)
Accretion of FDIC indemnification asset	—	(24)
Net loss on investment securities	—	460
Proceeds from sale of loans held for sale	1,365,630	1,741,704
Origination of loans held for sale	(1,241,245)	(1,701,005)
Net gain on sale of loans held for sale	(10,176)	(12,574)
Change in fair value of mortgage servicing rights	34,372	32,793
Net (gain) loss on other real estate owned	(637)	888
Net loss on other real estate owned related to FDIC-assisted transactions	154	273
Increase in cash surrender value of life insurance	(854)	(839)
Increase in other assets, net	(57,188)	(38,984)
Decrease in other liabilities, net	(9,867)	(41,616)
Net cash provided by operating activities	166,664	56,981
Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	842	28,067
Proceeds from maturities and calls of investment securities available for sale	62,891	51,922
Purchases of investment securities available for sale	(3,857)	(11,570)
Proceeds from maturities and calls of investment securities held to maturity	44,100	19,177
Purchases of investment securities held to maturity	(9,513)	(24,448)
Purchases of non-marketable securities - FHLB and FRB stock	(7,517)	(12,108)
Net (increase) decrease in loans	(163,704)	190,353
Purchases of mortgage servicing rights	(154)	(85)
Purchases of premises and equipment and leased equipment	(21,513)	(11,557)
Proceeds from sales of premises and equipment and leased equipment	1,185	1,326
Proceeds from sale of other real estate owned	5,151	1,086
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	1,085	2,087
Net proceeds from FDIC related covered assets	(1,593)	(3,773)
Net cash (used in) provided by investing activities	(92,597)	230,477
Cash Flows From Financing Activities
Net increase in deposits	28,611	28,559
Net decrease in short-term borrowings	(121,636)	(316,184)
Proceeds from long-term borrowings	86,070	7,650
Principal paid on long-term borrowings	(46,729)	(5,089)
Treasury stock transactions, net	(1,860)	(985)
Stock options exercised	55	45
Excess tax expense from share-based payment arrangements	—	12
Dividends paid on preferred stock	(2,000)	(2,000)
Dividends paid on common stock	(12,502)	(10,495)
Net cash used in financing activities	(69,991)	(298,487)
Net increase (decrease) in cash and cash equivalents	$4,076	$(11,029)
Cash and cash equivalents:
Beginning of period	381,441	312,081
End of period	$385,517	$301,052

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in Thousands) (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$8,734	$7,438
Income tax payments, net	1,832	987
Supplemental Schedule of Noncash Investing Activities:
Investment securities held to maturity purchased not settled	$581	$6,416
Loans held for sale transferred to loans held for investment	—	20,829
Loans transferred to other real estate owned	1,270	4,615
Loans transferred to other real estate owned related to FDIC-assisted transactions	830	1,345
Loans transferred to repossessed vehicles	337	286
Operating leases rewritten as direct finance leases included as loans	137	5,590

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

 These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been made. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.
These unaudited interim financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and industry practice. Certain information in footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP and industry practice has been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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

ASC Topic 810 "Consolidation." New authoritative accounting guidance under ASC Topic 810, "Consolidation" amended prior guidance over the consolidation of certain legal entities. The new authoritative guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with variable interest entities and provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements similar to those for registered money market funds. The Company adopted this new authoritative guidance on January 1, 2016, and it did not have an impact on the Company's statements of operations or financial condition.

ASC Topic 835 "Interest." New authoritative accounting guidance under ASC Topic 835, "Interest" amended prior guidance to simplify the presentation of debt issuance costs. The new authoritative guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this new authoritative guidance on January 1, 2016, and it did not have an impact on the Company's statements of operations or financial condition.

ASC Topic 805 "Business Combinations." New authoritative accounting guidance under ASC Topic 805, "Business Combinations" amended prior guidance to require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new guidance requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. It also requires an entity to present separately on the face of the statement of operations or disclose in the notes the portion of the amount recorded in current-period earnings by line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of acquisition date. The Company adopted this new authoritative guidance on January 1, 2016, and it did not have an impact on the Company's statements of operations or financial condition.

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

ASC Topic 405 "Liabilities-Extinguishment of Liabilities." New authoritative accounting guidance under ASC Topic 405, "Liabilities-Extinguishment of Liabilities" amended prior guidance to clarify that liabilities related to the sale of prepaid store-value products within the scope of this guidance are financial liabilities and that breakage for those liabilities are to be accounted for consistent with the breakage guidance in ASC Topic 606 "Revenue from Contracts with Customers." The new authoritative guidance will be effective for reporting periods after January 1, 2018. The Company is evaluating the new guidance but does not expect it to have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 842 "Leases." New authoritative accounting guidance under ASC Topic 842 "Leases" amended prior guidance to require lessees to recognize the assets and liabilities arising from all leases on the balance sheet. The new authoritative guidance defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. In addition, the qualifications for a sale and leaseback transaction have been amended. The new authoritative guidance also requires qualitative and quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company is evaluating the new guidance and its impact on the Company's statements of operations and financial condition.

ASC Topic 815 "Derivatives and Hedging." New authoritative accounting guidance under ASC Topic 815 "Derivatives and Hedging" amended prior guidance to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. An entity has an option to apply the amendments in this new authoritative guidance on either a prospective basis or a modified retrospective basis. The new authoritative guidance will be effective for reporting periods after January 1, 2017 and early adoption is permitted. This new authoritative guidance is not expected to have a significant impact on the Company's statements of operations or financial condition.

New authoritative accounting guidance under ASC Topic 815 "Derivatives and Hedging" amended prior guidance to clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. An entity is required to consider whether (1) the payoff is adjusted based on changes in an index, (2) the payoff is indexed to an underlying other than interest rates or credit risk, (3) the debt involves a substantial premium or discount, and (4) the call (put) option is contingently exercisable. An entity should apply this new authoritative guidance on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The new authoritative guidance will be effective for reporting periods after January 1, 2017 and early adoption is permitted. This new authoritative guidance is not expected to have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 323 "Investment - Equity Method and Joint Ventures." New authoritative accounting guidance under ASC Topic 323 "Investment - Equity Method and Joint Ventures" amended prior guidance to eliminate the requirement to retroactively adopt the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The new authoritative guidance required that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The new authoritative guidance will be effective for reporting periods after January 1, 2017 and early adoption is permitted. This new authoritative guidance is not expected to have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 718 "Compensation - Stock Compensation." New authoritative accounting guidance under ASC Topic 718 "Compensation - Stock Compensation" amended prior guidance on several aspects, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. The new authoritative guidance allows for all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. For the statement of cash flows, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The new authoritative guidance also allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The new authoritative guidance will be effective for reporting periods after January 1, 2017 and early adoption is permitted. The Company is evaluating the new guidance and its impact on the Company's statements of operations or financial condition.

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

	Three Months Ended
	March 31,
	2016	2015
Distributed earnings allocated to common stock	$12,654	$10,610
Undistributed earnings	26,460	23,501
Net income	39,114	34,111
Less: preferred stock dividends	2,000	2,000
Net income available to common stockholders	37,114	32,111
Less: earnings allocated to participating securities	2	1
Earnings allocated to common stockholders	$37,112	$32,110
Weighted average shares outstanding for basic earnings per common share	73,330,731	74,567,104
Dilutive effect of equity awards	636,204	597,612
Weighted average shares outstanding for diluted earnings per common share	73,966,935	75,164,716
Basic earnings per common share	$0.51	$0.43
Diluted earnings per common share	0.50	0.43

Note 4.	Business Combinations

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

This business combination was accounted for under the acquisition method of accounting. Accordingly, the results of operations of the acquired company were included in the Company’s results of operations starting on January 1, 2016. Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired was recorded as goodwill. The Company recorded $13.5 million in goodwill and $8.8 million in other intangibles as a result of this acquisition. The amounts recognized for the business combination in the financial statements as of March 31, 2016 have been determined only provisionally for the purchase price and goodwill.

American Chartered Bancorp, Inc. On November 20, 2015, the Company and American Chartered Bancorp, Inc. ("American Chartered") entered into an agreement and plan of merger whereby the Company will acquire American Chartered. The merger agreement provides that, upon the terms and subject to the conditions set forth therein, American Chartered will merge with and into the Company, with the Company as the surviving corporation in the merger. Immediately following the merger, American Chartered's wholly owned bank subsidiary, American Chartered Bank, will merge with and into the Company's wholly owned bank subsidiary, MB Financial Bank. American Chartered Bank is a commercial bank that operates 15 banking offices in the Chicago area and, as of March 31, 2016, had approximately $2.8 billion in total assets, $2.0 billion in loans, and $2.4 billion in deposits.

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

The transaction, which has been approved by American Chartered's shareholders and is subject to customary regulatory approvals, is expected to close around June 30, 2016.

Note 5.	Investment Securities

Amortized cost and fair value of investment securities were as follows as of the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Available for Sale
U.S. Government sponsored agencies and enterprises	$63,600	$1,162	$—	$64,762
States and political subdivisions	371,006	27,019	(1)	398,024
Residential mortgage-backed securities	709,810	11,249	(790)	720,269
Commercial mortgage-backed securities	111,015	3,494	(219)	114,290
Corporate bonds	225,657	1,345	(2,472)	224,530
Equity securities	10,814	155	—	10,969
Total Available for Sale	1,491,902	44,424	(3,482)	1,532,844
Held to Maturity
States and political subdivisions	986,340	46,659	(158)	1,032,841
Residential mortgage-backed securities	205,570	8,245	—	213,815
Total Held to Maturity	1,191,910	54,904	(158)	1,246,656
Total	$2,683,812	$99,328	$(3,640)	$2,779,500
December 31, 2015
Available for Sale
U.S. Government sponsored agencies and enterprises	$63,805	$806	$—	$64,611
States and political subdivisions	373,285	23,083	(1)	396,367
Residential mortgage-backed securities	759,816	7,363	(3,630)	763,549
Commercial mortgage-backed securities	128,509	1,839	(241)	130,107
Corporate bonds	222,784	815	(3,971)	219,628
Equity securities	10,757	4	—	10,761
Total Available for Sale	1,558,956	33,910	(7,843)	1,585,023
Held to Maturity
States and political subdivisions	1,016,519	36,874	(638)	1,052,755
Residential mortgage-backed securities	214,291	7,721	—	222,012
Total Held to Maturity	1,230,810	44,595	(638)	1,274,767
Total	$2,789,766	$78,505	$(8,481)	$2,859,790

The Company has no direct exposure to the State of Illinois, but approximately 21% of the state and political subdivisions portfolio consisted of securities issued by municipalities located in Illinois as of March 31, 2016. Approximately 97% of the state and political subdivisions securities were general obligation issues, and 76% were insured as of March 31, 2016.

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at March 31, 2016 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$328	$(1)	$—	$—	$328	$(1)
Residential mortgage-backed securities	92,516	(495)	37,082	(295)	129,598	(790)
Commercial mortgage-backed securities	2,231	(1)	11,756	(218)	13,987	(219)
Corporate bonds	46,857	(383)	22,109	(2,089)	68,966	(2,472)
Total Available for Sale	141,932	(880)	70,947	(2,602)	212,879	(3,482)
Held to Maturity
States and political subdivisions	16,883	(105)	5,960	(53)	22,843	(158)
Total	$158,815	$(985)	$76,907	$(2,655)	$235,722	$(3,640)

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at December 31, 2015 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$219	$(1)	$—	$—	$219	$(1)
Residential mortgage-backed securities	357,877	(2,835)	43,566	(795)	401,443	(3,630)
Commercial mortgage-backed securities	2,324	(5)	11,809	(236)	14,133	(241)
Corporate bonds	73,774	(1,164)	18,286	(2,807)	92,060	(3,971)
Total Available for Sale	434,194	(4,005)	73,661	(3,838)	507,855	(7,843)
Held to Maturity
States and political subdivisions	66,152	(519)	6,190	(119)	72,342	(638)
Total	$500,346	$(4,524)	$79,851	$(3,957)	$580,197	$(8,481)

The total number of security positions in the investment portfolio in an unrealized loss position at March 31, 2016 was 115 compared to 193 at December 31, 2015. This decrease in total number of security positions in a continuous unrealized loss position from December 31, 2015 to March 31, 2016, was mainly attributable to securities issued by states and political subdivisions in the investment securities portfolio.  Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether the Company is more likely than not to sell the security before recovery of its cost basis.

As of March 31, 2016, management does not have the intent to sell any of the securities in the table above at March 31, 2016 and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of March 31, 2016, management believes the impairments detailed in the table above at March 31, 2016 are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

Net gains (losses) recognized on investment securities available for sale were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Realized gains	$21	$759
Realized losses	(21)	(1,219)
Net gains (losses)	$—	$(460)

The amortized cost and fair value of investment securities as of March 31, 2016 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$55,844	$56,375
Due after one year through five years	246,328	246,516
Due after five years through ten years	42,386	44,414
Due after ten years	315,705	340,011
Equity securities	10,814	10,969
Residential and commercial mortgage-backed securities	820,825	834,559
	1,491,902	1,532,844
Held to maturity:
Due in one year or less	83,040	83,253
Due after one year through five years	151,088	153,137
Due after five years through ten years	116,361	123,253
Due after ten years	635,851	673,198
Residential mortgage-backed securities	205,570	213,815
	1,191,910	1,246,656
Total	$2,683,812	$2,779,500

Investment securities with a carrying amount of $1.1 billion at March 31, 2016 and $1.4 billion at December 31, 2015 were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $784.4 million and $878.2 million were required to be pledged at March 31, 2016 and December 31, 2015, respectively. Of those pledged, the Company had investment securities pledged as collateral for advances from the Federal Home Loan Bank of $146 thousand and $108.8 million at March 31, 2016 and December 31, 2015, respectively.

Note 6.	Loans

Loans consist of the following at (in thousands):

	March 31, 2016	December 31, 2015
Commercial loans	$3,509,604	$3,616,286
Commercial loans collateralized by assignment of lease payments	1,774,104	1,779,072
Commercial real estate	2,831,814	2,695,676
Residential real estate	677,791	628,169
Construction real estate	310,278	252,060
Indirect vehicle	432,915	384,095
Home equity	207,079	216,573
Other consumer loans	77,318	80,661
Total loans, excluding purchased credit-impaired loans	9,820,903	9,652,592
Purchased credit-impaired loans	140,445	141,406
Total loans	$9,961,348	$9,793,998

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

The Company's extension of credit is governed by its Credit Risk Policy, which was established to control the quality of the Company's loans. This policy is reviewed and approved by the Enterprise Risk Committee of the Company's Board of Directors on a regular basis.

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

Consumer Related Loans. The Company originates direct and indirect consumer loans, including primarily residential real estate, home equity lines and loans, credit cards, and indirect vehicle loans (motorcycle, powersports, recreational and marine vehicles). Each loan type is underwritten based upon several factors including debt to income, type of collateral and loan to collateral value, credit history and the Company's relationship with the borrower. Indirect loan and credit card underwriting involves the use of risk-based pricing in the underwriting process.

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

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  As of March 31, 2016 and December 31, 2015, the Company had $3.3 billion and $3.2 billion, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances and third party letters of credit, while only $2.3 billion and $2.2 billion were required to be pledged at March 31, 2016 and December 31, 2015, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2016 and December 31, 2015 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
March 31, 2016
Commercial	$3,485,156	$7,931	$10,033	$6,484	$24,448	$3,509,604
Commercial collateralized by assignment of lease payments	1,756,427	10,405	2,377	4,895	17,677	1,774,104
Commercial real estate:
Healthcare	543,296	—	—	—	—	543,296
Industrial	449,746	453	—	757	1,210	450,956
Multifamily	411,571	367	193	914	1,474	413,045
Retail	470,682	691	3,466	13,947	18,104	488,786
Office	238,758	238	168	4,041	4,447	243,205
Other	689,799	1,295	76	1,356	2,727	692,526
Residential real estate	662,752	6,529	488	8,022	15,039	677,791
Construction real estate	310,278	—	—	—	—	310,278
Indirect vehicle	430,388	1,677	391	459	2,527	432,915
Home equity	198,892	2,234	964	4,989	8,187	207,079
Other consumer	77,000	121	125	72	318	77,318
Total loans, excluding purchased credit-impaired loans	9,724,745	31,941	18,281	45,936	96,158	9,820,903
Purchased credit-impaired loans	88,308	6,221	9	45,907	52,137	140,445
Total loans	$9,813,053	$38,162	$18,290	$91,843	$148,295	$9,961,348
Non-performing loan aging	$33,990	$8,516	$6,431	$45,777	$60,724	$94,714

December 31, 2015
Commercial	$3,586,372	$22,956	$97	$6,861	$29,914	$3,616,286
Commercial collateralized by assignment of lease payments	1,758,839	3,399	5,902	10,932	20,233	1,779,072
Commercial real estate:
Healthcare	476,939	—	—	—	—	476,939
Industrial	400,182	—	—	757	757	400,939
Multifamily	399,333	622	88	934	1,644	400,977
Retail	410,958	6,189	7,411	180	13,780	424,738
Office	223,935	58	—	5,189	5,247	229,182
Other	760,530	622	82	1,667	2,371	762,901
Residential real estate	612,573	5,193	1,729	8,674	15,596	628,169
Construction real estate	252,060	—	—	—	—	252,060
Indirect vehicle	380,899	2,085	698	413	3,196	384,095
Home equity	207,818	1,774	1,398	5,583	8,755	216,573
Other consumer	80,225	254	84	98	436	80,661
Total loans, excluding purchased credit-impaired loans	9,550,663	43,152	17,489	41,288	101,929	9,652,592
Purchased credit-impaired loans	81,250	3,311	4,439	52,406	60,156	141,406
Total loans	$9,631,913	$46,463	$21,928	$93,694	$162,085	$9,793,998
Non-performing loan aging	$44,290	$9,827	$9,367	$41,177	$60,371	$104,661

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans, excluding purchased credit-impaired loans, as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$21,458	$531	$24,689	$42
Commercial collateralized by assignment of lease payments	6,445	156	7,027	5,318
Commercial real estate:
Healthcare	—	—	—	—
Industrial	1,106	—	1,136	—
Multifamily	3,240	—	3,415	—
Office	4,464	57	4,496	693
Retail	17,584	—	17,594	—
Other	1,300	35	1,544	195
Residential real estate	18,170	264	17,951	253
Construction real estate	—	—	—	—
Indirect vehicle	2,024	—	2,046	—
Home equity	17,801	—	18,156	—
Other consumer	10	69	11	95
Total	$93,602	$1,112	$98,065	$6,596

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit-impaired loans, as of March 31, 2016 and December 31, 2015 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2016
Commercial	$3,278,544	$133,873	$97,187	$—	$3,509,604
Commercial collateralized by assignment of lease payments	1,751,658	9,398	13,048	—	1,774,104
Commercial real estate:
Healthcare	538,702	4,594	—	—	543,296
Industrial	430,553	18,731	1,672	—	450,956
Multifamily	408,412	552	4,081	—	413,045
Retail	459,492	11,422	17,872	—	488,786
Office	230,732	3,771	8,702	—	243,205
Other	663,011	6,133	23,382	—	692,526
Construction real estate	309,724	554	—	—	310,278
Total	$8,070,828	$189,028	$165,944	$—	$8,425,800
December 31, 2015
Commercial	$3,373,943	$115,548	$126,795	$—	$3,616,286
Commercial collateralized by assignment of lease payments	1,760,674	4,367	14,031	—	1,779,072
Commercial real estate:
Healthcare	472,599	4,340	—	—	476,939
Industrial	380,200	19,011	1,728	—	400,939
Multifamily	396,117	595	4,265	—	400,977
Retail	393,543	13,310	17,885	—	424,738
Office	216,584	3,797	8,801	—	229,182
Other	730,713	6,193	25,995	—	762,901
Construction real estate	252,060	—	—	—	252,060
Total	$7,976,433	$167,161	$199,500	$—	$8,343,094

Approximately $55.8 million and $59.6 million of the substandard and doubtful loans were non-performing as of March 31, 2016 and December 31, 2015, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, which are not rated, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity, excluding purchased credit-impaired loans, as of March 31, 2016 and December 31, 2015 (in thousands):

	Performing	Non-performing	Total
March 31, 2016
Residential real estate	$659,357	$18,434	$677,791
Indirect vehicle	430,891	2,024	432,915
Home equity	189,278	17,801	207,079
Other consumer	77,239	79	77,318
Total	$1,356,765	$38,338	$1,395,103
December 31, 2015
Residential real estate	$609,965	$18,204	$628,169
Indirect vehicle	382,049	2,046	384,095
Home equity	198,417	18,156	216,573
Other consumer	80,555	106	80,661
Total	$1,270,986	$38,512	$1,309,498

The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $18.4 million and $20.8 million at March 31, 2016 and December 31, 2015, respectively.

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased credit-impaired loans, as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
					Three Months Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial collateralized by assignment of lease payments	2,512	1,433	1,079	—	1,935	—
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	820	757	63	—	776	—
Multifamily	2,098	2,098	—	—	2,391	—
Retail	7,395	5,654	1,741	—	5,838	—
Office	1,608	1,031	577	—	1,031	—
Other	240	240	—	—	240	—
Residential real estate	—	—	—	—	—	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	577	577	—	—	577	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	31,869	31,869	—	12,174	28,927	—
Commercial collateralized by assignment of lease payments	4,121	4,121	—	2,299	3,340	9
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Retail	16,059	16,059	—	4,767	16,542	—
Office	2,909	2,909	—	1,705	2,995	—
Other	352	352	—	50	352	—
Residential real estate	13,047	13,047	—	2,642	13,045	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	122	122	—	—	285	—
Home equity	28,683	28,683	—	3,044	28,788	—
Other consumer	—	—	—	—	—	—
Total	$112,412	$108,952	$3,460	$26,681	$107,062	$9

	December 31, 2015
					Year Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$11,253	$11,253	$—	$—	$6,628	$—
Commercial collateralized by assignment of lease payments	3,453	2,949	504	—	1,035	54
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	820	757	63	—	3,467	—
Multifamily	575	575	—	—	1,540	17
Retail	7,872	6,131	1,741	—	2,768	—
Office	1,608	1,031	577	—	1,663	—
Other	—	—	—	—	965	—
Residential real estate	970	970	—	—	717	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	927	927	—	—	1,000	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	23,394	23,394	—	7,523	18,820	—
Commercial collateralized by assignment of lease payments	3,297	3,297	—	1,790	4,013	104
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	—	—	—	—	228	—
Multifamily	2,155	2,155	—	17	3,307	27
Retail	16,034	16,034	—	4,926	8,885	—
Office	2,929	2,929	—	1,717	2,457	—
Other	592	592	—	199	9,629	—
Residential real estate	12,950	12,769	181	2,634	13,484	—
Construction real estate	—	—	—	—	214	—
Indirect vehicle	119	119	—	—	287	—
Home equity	28,696	28,583	113	3,131	27,747	—
Other consumer	—	—	—	—	—	—
Total	$117,644	$114,465	$3,179	$21,937	$108,854	$202

Impaired loans included accruing restructured loans of $27.3 million and $27.0 million that have been modified and are performing in accordance with those modified terms as of March 31, 2016 and December 31, 2015, respectively.  In addition, impaired loans included $24.0 million and $23.6 million of non-performing restructured loans as of March 31, 2016 and December 31, 2015, respectively.

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

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or non-performing) through the calendar year of the restructuring that the historical payment performance has been established. As of March 31, 2016 and December 31, 2015, there was one A/B structure with a recorded investment of $971 thousand and $1.0 million, respectively, which is included above as an accruing restructured loan.

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

The following table presents loans that were restructured during the three months ended March 31, 2016 (dollars in thousands):

	March 31, 2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Home equity	2	$410	$410	$—
Total	2	$410	$410	$—
Non-Performing:
Residential real estate	1	$72	$72	$—
Indirect vehicle	10	80	80	22
Home equity	9	1,081	1,081	51
Total	20	$1,233	$1,233	$73

The following table presents loans that were restructured during the three months ended March 31, 2015 (dollars in thousands):

	March 31, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Home equity	6	$2,346	$2,346	$—
Total	6	$2,346	$2,346	$—
Non-Performing:
Indirect vehicle	3	$9	$9	$—
Home equity	5	798	798	122
Total	8	$807	$807	$122

Of the troubled debt restructurings entered into during the past twelve months, none subsequently defaulted during the three months ended March 31, 2016.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post-restructuring or are placed on non-accrual status.

The following table presents the troubled debt restructurings activity during the three months ended March 31, 2016 (in thousands):

	Performing	Non-performing
Beginning balance	$26,991	$23,619
Additions	410	1,233
Charge-offs	—	(46)
Principal payments, net	(103)	(226)
Removals	(379)	(155)
Transfer to other real estate owned	—	(108)
Transfers in	411	61
Transfers out	(61)	(411)
Ending balance	$27,269	$23,967

Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured during the three months ended March 31, 2016 (in thousands):

	March 31, 2016

	Extended
	Maturity,
	Amortization	Extended
	and Reduction	Maturity and/or	Extended
	of Interest Rate	Amortization	Maturity	Total
Residential real estate	—	72	—	72
Indirect vehicle	—	—	80	80
Home equity	1,392	99	—	1,491
Total	$1,392	$171	$80	$1,643

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2016 and 2015 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
March 31, 2016
Allowance for credit losses:
Three Months Ended
Beginning balance	$39,316	$10,434	$45,475	$5,734	$15,113	$2,418	$7,374	$2,276	$3,368	$131,508
Charge-offs	713	574	352	368	—	931	238	412	—	3,588
Recoveries	380	50	594	24	27	463	318	393	—	2,249
Provision	7,979	595	1,068	206	(526)	782	(2,432)	20	(129)	7,563
Ending balance	$46,962	$10,505	$46,785	$5,596	$14,614	$2,732	$5,022	$2,277	$3,239	$137,732

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$12,174	$2,299	$6,522	$2,642	$—	$—	$3,044	$—	$1,205	$27,886
Collectively evaluated for impairment	34,282	8,206	39,273	2,954	14,520	2,732	1,978	2,277	2,034	108,256
Acquired and accounted for under ASC 310-30 (1)	506	—	990	—	94	—	—	—	—	1,590
Total ending allowance balance	$46,962	$10,505	$46,785	$5,596	$14,614	$2,732	$5,022	$2,277	$3,239	$137,732

Loans:
Individually evaluated for impairment	$31,869	$5,554	$29,100	$13,047	$—	$122	$29,260	$—	$—	$108,952
Collectively evaluated for impairment	3,477,735	1,768,550	2,802,714	664,744	310,278	432,793	177,819	77,318	—	9,711,951
Acquired and accounted for under ASC 310-30 (1)	25,924	—	29,325	55,397	13,859	—	13,353	2,587	—	140,445
Total ending loans balance	$3,535,528	$1,774,104	$2,861,139	$733,188	$324,137	$432,915	$220,432	$79,905	$—	$9,961,348

March 31, 2015
Allowance for credit losses:
Three Months Ended
Beginning balance	$29,571	$9,962	$41,826	$6,646	$8,918	$1,687	$9,456	$1,960	$4,031	$114,057
Charge-offs	569	—	2,034	579	3	874	444	424	—	4,927
Recoveries	242	749	1,375	72	2	475	101	69	—	3,085
Provision	3,583	(886)	791	621	556	427	(333)	469	(254)	4,974
Ending balance	$32,827	$9,825	$41,958	$6,760	$9,473	$1,715	$8,780	$2,074	$3,777	$117,189

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,051	$1,534	$1,911	$3,045	$162	$14	$2,348	$—	$1,333	$12,398
Collectively evaluated for impairment	30,320	8,291	39,435	3,715	9,305	1,701	6,432	2,074	2,444	103,717
Acquired and accounted for under ASC 310-30 (1)	456	—	612	—	6	—	—	—	—	1,074
Total ending allowance balance	$32,827	$9,825	$41,958	$6,760	$9,473	$1,715	$8,780	$2,074	$3,777	$117,189

Loans:
Individually evaluated for impairment	$15,389	$3,653	$36,152	$15,123	$337	$164	$27,979	$—	$—	$98,797
Collectively evaluated for impairment	3,243,263	1,624,378	2,489,488	490,435	183,768	272,941	213,099	77,645	—	8,595,017
Acquired and accounted for under ASC 310-30 (1)	84,564	—	75,008	19,265	28,801	—	75	19,801	—	227,514
Total ending loans balance	$3,343,216	$1,628,031	$2,600,648	$524,823	$212,906	$273,105	$241,153	$97,446	$—	$8,921,328

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

During the three months ended March 31, 2016, there was a negative provision for credit losses of $753 thousand and net recoveries of $266 thousand in relation to purchased loans. There was $1.6 million and $2.1 million in allowance for loan and lease losses related to these purchased loans at March 31, 2016 and December 31, 2015, respectively.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Balance at beginning of period	$12,596	$7,434
Accretion	(2,210)	(1,930)
Other (1)	3,584	863
Balance at end of period	$13,970	$6,367

(1)	Primarily includes discount transfers from non-accretable discount to accretable discount due to better than expected performance of loan pools acquired and accounted for under ASC 310-30.

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

The carrying amount of loans acquired through a business combination by loan pool type are as follows (in thousands):

March 31, 2016	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Covered loans:
Consumer related	$18,826	$—	$18,826
Non-covered loans:
Commercial loans	25,924	529,600	555,524
Commercial loans collateralized by assignment of lease payments	—	84,903	84,903
Commercial real estate	29,325	597,186	626,511
Construction real estate	13,859	9,174	23,033
Consumer related	52,511	170,490	223,001
Total non-covered loans	121,619	1,391,353	1,512,972
Total acquired	$140,445	$1,391,353	$1,531,798

Effective April 1, 2014, the losses on commercial related loans (commercial, commercial real estate and construction real estate) acquired in connection with the Heritage Community Bank ("Heritage") FDIC-assisted transaction ceased being covered under the loss-share agreement for that transaction. The carrying amount of those loans was $2.2 million as of March 31, 2016. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to April 1, 2014 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreement) through March 31, 2017. The losses on consumer related loans acquired in connection with the Heritage FDIC-assisted transaction will continue to be covered under the loss-share agreement through March 31, 2019.

The losses on commercial related loans acquired in connection with the Benchmark Bank ("Benchmark") FDIC-assisted transaction ceased to be covered under the loss-share agreement for that transaction effective January 1, 2015. The carrying amount of those loans was $1.8 million as of March 31, 2016. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to January 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through December 31, 2017. The losses on consumer related loans acquired in connection with the Benchmark FDIC-assisted transaction will continue to be covered under the loss-share agreements through December 31, 2019.

Effective July 1, 2015, the losses on commercial related loans acquired in connection with Broadway Bank ("Broadway") and New Century Bank ("New Century") FDIC-assisted transactions ceased to be covered under the loss-share agreements for those transactions. The carrying amount of those loans was $10.4 million as of March 31, 2016. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to July 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through June 30, 2018. The losses on consumer related loans acquired in connection with the Broadway and New Century FDIC-assisted transactions will continue to be covered under the loss-share agreements through June 30, 2020.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: Banking, Leasing and Mortgage Banking. No impairment losses were recognized during the three months ended March 31, 2016 or 2015.   The carrying amount of goodwill was $725.1 million at March 31, 2016 and December 31, 2015.

The following table presents the changes in the carrying amount of goodwill for the three months ended March 31, 2016 (in thousands):

	Banking	Leasing	Mortgage Banking	Total
Balance at beginning of period	$684,430	$40,640	$—	$725,070
Goodwill from business combinations (1)	(2)	—	—	(2)
Balance at end of period	$684,428	$40,640	$—	$725,068

(1)	Due to the adjustments recognized for the MSA acquisition.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately six years as of March 31, 2016.

The following table presents the changes during the three months ended March 31, 2016 in the carrying amount of core deposit and client relationship intangibles, and the gross carrying amount, accumulated amortization, and net book value as of March 31, 2016 (in thousands):

March 31, 2016
Balance at beginning of period	$44,812
Amortization expense	(1,626)
Balance at end of period	$43,186

Gross carrying amount	$93,292
Accumulated amortization	(50,106)
Net book value	$43,186

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2016	$4,781
2017	5,738
2018	5,242
2019	3,685
2020	3,232
Thereafter	20,508
$43,186

Note 8.	Deposits

The composition of deposits was as follows as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Demand deposit accounts, non-interest bearing	$4,667,410	$4,627,184
NOW, money market and interest bearing deposits	4,048,054	4,144,633
Savings accounts	991,300	974,555
Certificates of deposit, $250,000 or more	953,265	877,352
Other certificates of deposit	873,797	881,491
Total	$11,533,826	$11,505,215

Certificates of deposit of $250,000 or more included $569.0 million and $500.2 million of brokered deposits at March 31, 2016 and December 31, 2015, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $250,000 or more.

Note 9.	Short-Term Borrowings

Short-term borrowings were as follows as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Customer repurchase agreements	0.20%	$177,271	0.20%	$201,207
Federal Home Loan Bank advances	0.22	675,000	0.17	775,000
Federal funds purchased	0.50	6,830	0.09	4,530
Line of credit	2.18	25,000	2.18	25,000
Total	0.27%	$884,101	0.23%	$1,005,737

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

The Company had Federal Home Loan Bank fixed rate advances with a maturity date less than one year of $675.0 million and $775.0 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the interest rate on the advances outstanding on that date had rates ranging from 0.22% to 0.24% with maturities from April 1, 2016 to December 12, 2016. The Company has investment securities available for sale and loans pledged as collateral on this FHLB advance. See Note 5. Investment Securities and Note 6. Loans of the notes to the consolidated financial statements.

On December 18, 2015, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank. Interest is payable at a rate of one month LIBOR + 1.75%. As of March 31, 2016 and December 31, 2015, $25.0 million was outstanding and the line of credit is scheduled to mature on December 17, 2016.

Note 10.	Long-Term Borrowings

The Company had Federal Home Loan Bank advances with remaining contractual maturities greater than one year of $380.2 million at March 31, 2016 and $305.2 million at December 31, 2015. As of March 31, 2016, the advances had fixed terms with effective interest rates, net of discounts, ranging from 0.23% to 5.87% and maturities ranging from March 2017 to April 2035. The Company has investment securities available for sale and loans pledged as collateral on these FHLB advances. See Note 5. Investment Securities and Note 6. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $59.4 million and $55.0 million at March 31, 2016 and December 31, 2015, respectively, which as of March 31, 2016, were accruing interest at rates ranging from 2.25% to 7.40%, with a weighted average rate of 4.30%.  Lease investments includes equipment with an amortized cost of $70.3 million and $65.8 million at March 31, 2016 and December 31, 2015, respectively, that is pledged as collateral on these notes.

The Company had a $40.0 million 10-year structured repurchase agreement as of December 31, 2015, which had a fixed interest rate of 4.75% and matured in March 2016.

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of March 31, 2016 (in thousands):

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

(3)
TAYC Capital Trust II was established by Taylor Capital Group, Inc. (“Taylor Capital”) prior to the Company's acquisition of Taylor Capital in 2014, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with TAYC Capital Trust II do not include purchase accounting adjustments to such amounts, which in each case resulted in a discount of $7.0 million.

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

At March 31, 2016 and December 31, 2015, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	March 31, 2016	December 31, 2015
Commitments to extend credit:
Home equity lines	$181,284	$187,478
Other commitments	3,140,728	3,049,152
Letters of credit:
Standby	134,178	137,945
Commercial	3,591	1,108

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of March 31, 2016, the maximum remaining term for any standby letters of credit was September 30, 2030.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At March 31, 2016, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $1.3 million to $137.8 million from $139.1 million at December 31, 2015.  Of the $137.8 million in commitments outstanding at March 31, 2016, approximately $25.4 million of the letters of credit have been issued or renewed since December 31, 2015.

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

As of March 31, 2016, the Company had approximately $3.6 million in capital expenditure commitments outstanding which relate to various projects to renovate existing branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of March 31, 2016, approximately 21% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of March 31, 2016. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers. Our asset-based loans are made to borrowers located throughout the United States. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located throughout the United States. In addition, our mortgage segment originates loans to borrowers located throughout the United States.

Contingencies: In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from pending proceedings would not be expected to have a material adverse effect on the Company’s consolidated financial statements.

Note 13.	Fair Value Measurements

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$64,762	$—	$64,762	$—
States and political subdivisions	398,024	—	397,607	417
Residential mortgage-backed securities	720,269	—	719,996	273
Commercial mortgage-backed securities	114,290	—	114,290	—
Corporate bonds	224,530	—	224,530	—
Equity securities	10,969	10,969	—	—
Loans held for sale	632,196	—	632,196	—
Loans	25,177	—	25,177	—
Mortgage servicing rights	145,800	—	—	145,800
Assets held in trust for deferred compensation	17,720	17,720	—	—
Derivative financial instruments	99,311	715	90,377	8,219
Financial liabilities
Other liabilities (1)	17,720	17,720	—	—
Derivative financial instruments	66,046	6,027	60,019	—
December 31, 2015
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$64,611	$—	$64,611	$—
States and political subdivisions	396,367	—	395,950	417
Residential mortgage-backed securities	763,549	—	763,193	356
Commercial mortgage-backed securities	130,107	—	130,107	—
Corporate bonds	219,628	—	219,628	—
Equity securities	10,761	10,761	—	—
Loans held for sale	744,727	—	744,727	—
Loans	25,869	—	25,869	—
Mortgage servicing rights	168,162	—	—	168,162
Assets held in trust for deferred compensation	16,820	16,820	—	—
Derivative financial instruments	42,846	5,118	33,906	3,822
Financial liabilities
Other liabilities (1)	16,333	16,333	—	—
Derivative financial instruments	36,974	6,050	30,924	—

(1)	Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at
	March 31, 2016	Valuation Technique	Unobservable Input	Range
	(in thousands)
States and political subdivisions	$417	Discounted cash flows	Credit assumption	45% Loss
Residential mortgage-backed securities	273	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	145,800	Discounted cash flows	CPR	11.3% - 17.6%
			Discount rate	9.50 - 12.00
			Maturity (months)	327 - 357
			Delinquencies	0.51 - 3.78
			Costs to service	$ 63 - $ 160
			Costs to service - delinquent	$ 150 - $ 1,000
Derivative financial instruments (mortgage	8,219	Sales cash flows	Expected closing ratio	60% - 95%
interest rate lock commitments)			Expected delivery price	99.39 bps - 108.70 bps

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

Key economic assumptions used in the measuring of the fair value of the mortgage servicing rights and the sensitivity of the fair value to immediate adverse changes in those assumptions at March 31, 2016 are presented in the following table. This table does not take into account the derivatives used to economically hedge the mortgage servicing rights.

(dollars in thousands, except for weighted average cost to service)	March 31, 2016
Weighted average CPR	14.90%
Impact on fair value of 10% adverse change	$(7,098)
Impact on fair value of 20% adverse change	(13,594)

Weighted average discount rate	9.77%
Impact on fair value of 10% adverse change	$(4,759)
Impact on fair value of 20% adverse change	(9,218)

Weighted average delinquency rate	1.45%
Impact on fair value of 10% adverse change	$(902)
Impact on fair value of 20% adverse change	(1,878)

Weighted average costs to service	$84
Impact on fair value of 10% adverse change	(2,671)
Impact on fair value of 20% adverse change	(5,343)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2016. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Three Months Ended
	March 31,
	2016	2015	2016	2015	2016	2015
(in thousands)	Investment Securities		Mortgage Servicing Rights		Derivatives
Balance, beginning of period	$773	$973	$168,162	$235,402	$3,822	$5,074
Purchases	—	—	154	85	—	—
Originations	—	—	11,856	16,560	—	—
Included in earnings	—	—	(34,372)	(32,793)	4,397	6,140
Principal payments	(83)	(38)	—	—	—	—
Balance, ending of period	$690	$935	$145,800	$219,254	$8,219	$11,214

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (100% at March 31, 2016), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Financial assets:
Impaired loans	$74,006	$—	$—	$74,006
Non-financial assets:
Foreclosed assets	38,893	—	—	38,893
December 31, 2015
Financial assets:
Impaired loans	$76,203	$—	$—	$76,203
Non-financial assets:
Foreclosed assets	42,351	—	—	42,351

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	March 31, 2016	Technique	Input	Range
	(in thousands)
Impaired loans	$74,006	Appraisal of collateral	Appraisal adjustments	5% - 10%
Foreclosed assets	38,893	Appraisal of collateral	Appraisal adjustments	5% - 10%

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

The estimated fair values of financial instruments are as follows (in thousands):

	March 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$271,732	$271,732	$271,732	$—	$—
Interest earning deposits with banks	113,785	113,785	113,785	—	—
Investment securities available for sale	1,532,844	1,532,844	10,969	1,521,185	690
Investment securities held to maturity	1,191,910	1,246,656	—	1,246,656	—
Non-marketable securities - FHLB and FRB stock	121,750	121,750	—	—	121,750
Loans held for sale	632,196	632,196	—	632,196	—
Loans, net	9,826,855	9,842,009	—	25,177	9,816,832
Accrued interest receivable	52,830	52,830	52,830	—	—
Derivative financial instruments	99,311	99,311	715	90,377	8,219
Financial Liabilities:
Non-interest bearing deposits	$4,667,410	$4,667,410	$4,667,410	$—	$—
Interest bearing deposits	6,866,416	6,870,938	—	—	6,870,938
Short-term borrowings	884,101	884,079	—	—	884,079
Long-term borrowings	439,615	440,970	—	—	440,970
Junior subordinated notes issued to capital trusts	185,820	112,371	—	—	112,371
Accrued interest payable	3,140	3,140	3,140	—	—
Derivative financial instruments	66,046	66,046	6,027	60,019	—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$307,869	$307,869	$307,869	$—	$—
Interest earning deposits with banks	73,572	73,572	73,572	—	—
Investment securities available for sale	1,585,023	1,585,023	10,761	1,573,489	773
Investment securities held to maturity	1,230,810	1,274,767	—	1,274,767	—
Non-marketable securities - FHLB and FRB stock	114,233	114,233	—	—	114,233
Loans held for sale	744,727	744,727	—	744,727	—
Loans, net	9,665,858	9,626,344	—	25,869	9,600,475
Accrued interest receivable	53,457	53,457	53,457	—	—
Derivative financial instruments	42,846	42,846	5,118	33,906	3,822
Financial Liabilities:
Non-interest bearing deposits	$4,627,184	$4,627,184	$4,627,184	$—	$—
Interest bearing deposits	6,878,031	6,875,411	—	—	6,875,411
Short-term borrowings	1,005,737	1,005,705	—	—	1,005,705
Long-term borrowings	400,274	401,539	—	—	401,539
Junior subordinated notes issued to capital trusts	186,164	122,696	—	—	122,696
Accrued interest payable	3,186	3,186	3,186	—	—
Derivative financial instruments	36,974	36,974	6,050	30,924	—

Note 14.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Total cost of share-based payment plans during the period	$4,051	$3,605
Amount of related income tax benefit recognized in income	1,583	1,412

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The number of shares authorized increased by 2,400,000 to 13,800,000 upon completion of the Taylor Capital merger.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. No more than 10% of the total number of authorized shares may be issued with respect to awards granted after May 28, 2014, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan).   As of March 31, 2016, there were 3,910,381 shares available for future grants.

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

The following table summarizes changes in stock options for the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2015	2,192,431	$27.77	4.44
Granted	346,319	30.40
Exercised	(16,067)	20.34
Expired	—	—
Forfeited or cancelled	(14,343)	30.69
Options outstanding as of March 31, 2016	2,508,340	$28.17	4.70	$12,153
Options exercisable as of March 31, 2016	1,782,457	$27.59	3.35	$10,077

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

 The following assumptions were used for options granted during the three months ended March 31, 2016:

March 31, 2016
Risk-free interest rate	1.50%
Expected volatility of Company’s stock	28.81%
Expected dividend yield	2.24%
Expected life of options	5.9 years
Weighted average fair value per option of options granted during the year	$6.89

The total intrinsic value of options exercised during the three months ended March 31, 2016 and 2015 was $170 thousand and $81 thousand, respectively.

The following is a summary of changes in restricted shares and units for the three months ended March 31, 2016:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Shares and units outstanding at December 31, 2015	945,506	$29.92
Granted	464,387	31.07
Vested	(192,521)	30.59
Forfeited or cancelled	(11,752)	29.92
Shares and units outstanding at March 31, 2016	1,205,620	30.26

The total intrinsic value of restricted shares that vested during the three months ended March 31, 2016 and 2015 was $6.0 million and $3.0 million, respectively.

The Company issued 80,780, 71,560, 48,569 and 56,752 market-based restricted stock units in 2016, 2015, 2014 and 2013, respectively, which entitle recipients to shares of common stock at the end of a three year vesting period. Recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over the three year period. The market-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued. A Monte Carlo simulation model was used to value the market-based restricted stock units at the time of issuance.

As of March 31, 2016, there was $30.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At March 31, 2016, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.6 years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable as of March 31, 2016 was approximately $1 thousand, and the net amount payable as of December 31, 2015 was approximately $1 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At March 31, 2016, the Company’s credit exposure relating to interest rate swaps was approximately $42.2 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $143 thousand at March 31, 2016.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

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

The Company’s derivative financial instruments are summarized below as of March 31, 2016 and December 31, 2015 (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$143	$(8)	$154	$(9)
Stand-alone derivative instruments: (2)
Interest rate swap contracts	1,099,425	44,455	1,034,298	27,856	1,099,425	(44,455)	1,025,186	(27,899)
Interest rate options contracts	245,992	917	222,585	628	245,992	(917)	190,622	(585)
Foreign exchange contracts	82,022	3,786	72,529	3,970	80,313	(3,484)	63,339	(3,671)
Spot foreign exchange contracts	473	6	328	5	408	(1)	132	—
Mortgage related derivatives:
Interest rate swap contracts	1,363,000	41,213	898,000	4,928	225,000	(11,154)	665,000	(3,723)
Interest rate options contracts	130,000	520	35,000	33	—	—	—	—
Treasury futures contracts	12,500	195	—	—	25,000	(78)	—	—
Forward loan sale commitments	—	—	503,500	1,604	921,000	(5,949)	475,500	(1,087)
Interest rate lock commitments	822,998	8,219	622,906	3,822	—	—	—	—
Total stand-alone derivative instruments	3,756,410	99,311	3,389,146	42,846	2,597,138	(66,038)	2,419,779	(36,965)
Total	$3,756,410	$99,311	$3,389,146	$42,846	$2,597,281	$(66,046)	$2,419,933	$(36,974)

(1) Derivative instruments designated to hedge fixed-rate commercial real estate loans.
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in other operating income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$1	$1
Stand-alone derivative instruments:
Interest rate swap contracts	2,338	842
Interest rate options contracts	36	15
Foreign exchange contracts	128	285
Spot foreign exchange contracts	303	230
Mortgage related derivatives	23,711	15,088
Total stand-alone derivative instruments	26,516	16,460
Total	$26,517	$16,461

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2016 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swap contracts, caps and floors	$391	$—	$391	$44,988	$—	$44,988
Foreign exchange contracts	2,542	—	2,542	1,927	—	1,927
Mortgage related derivatives	41,991	—	41,991	17,493	—	17,493
Total derivatives	44,924	—	44,924	64,408	—	64,408
Repurchase agreements	—	—	—	177,271	—	177,271
Total	$44,924	$—	$44,924	$241,679	$—	$241,679

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$32,861	$(16,111)	$—	$16,750	$16,111	$(16,111)	$—	$—
Counterparty B	6,975	(6,975)	—	—	17,521	(6,975)	(10,546)	—
Counterparty C	6	(6)	—	—	9,343	(6)	(9,337)	—
Other counterparties	5,082	(4,758)	—	324	21,433	(4,758)	(16,618)	57
Total derivatives	44,924	(27,850)	—	17,074	64,408	(27,850)	(36,501)	57
Repurchase agreements	—	—	—	—	177,271	—	(177,271)	—
Total	$44,924	$(27,850)	$—	$17,074	$241,679	$(27,850)	$(213,772)	$57

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2015 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swap contracts, caps and floors	$5,698	$—	$5,698	$31,446	$—	$31,446
Foreign exchange contracts	2,728	—	2,728	1,805	—	1,805
Mortgage related derivatives	1,636	—	1,636	1,087	—	1,087
Total derivatives	10,062	—	10,062	34,338	—	34,338
Repurchase agreements	—	—	—	201,207	—	201,207
Total	$10,062	$—	$10,062	$235,545	$—	$235,545

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$3,810	$(3,810)	$—	$—	$11,137	$(3,810)	$(7,327)	$—
Counterparty B	6	(6)	—	—	7,808	(6)	(7,802)	—
Counterparty C	3,477	(3,477)	—	—	4,963	(3,477)	(1,486)	—
Other counterparties	2,769	(2,230)	—	539	10,430	(2,230)	(8,034)	166
Total derivatives	10,062	(9,523)	—	539	34,338	(9,523)	(24,649)	166
Repurchase agreements	—	—	—	—	201,207	—	(201,207)	—
Total	$10,062	$(9,523)	$—	$539	$235,545	$(9,523)	$(225,856)	$166

Note 16.	Operating Segments

The Company's operations consist of three reportable operating segments: Banking, Leasing and Mortgage Banking. The Company offers different products and services through its three segments. The accounting policies of the segments are generally the same as those of the consolidated company.

The Banking Segment generates its revenues primarily from its lending, deposit gathering and fee business activities. The profitability of this segment's operations depends primarily on its net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses.  The provision for credit losses is dependent on changes in its loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The Banking Segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of depositors and other customers, federal deposit insurance funds and the banking system as a whole.  These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, and rates of interest that can be charged on loans.

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

The following tables present summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Mortgage Banking	Consolidated
Three months ended March 31, 2016
Net interest income	$109,608	$2,423	$7,273	$119,304
Provision for credit losses	7,001	437	125	7,563
Non-interest income	35,019	19,195	27,479	81,693
Non-interest expense (1)	90,640	12,186	32,974	135,800
Income tax expense	14,350	3,509	661	18,520
Net income	$32,636	$5,486	$992	$39,114
Total assets	$13,235,848	$1,045,117	$1,294,688	$15,575,653
Three months ended March 31, 2015
Net interest income	$104,126	$3,015	$6,254	$113,395
Provision for credit losses	4,974	—	—	4,974
Non-interest income	31,517	25,203	24,548	81,268
Non-interest expense (1)	95,334	13,656	30,930	139,920
Income tax expense	9,962	5,747	(51)	15,658
Net income	$25,373	$8,815	$(77)	$34,111
Total assets	$12,246,659	$937,903	$1,143,748	$14,328,310

(1)	Includes merger related and repositioning expenses of $3.3 million and $8.1 million in the Banking Segment for the three months ended March 31, 2016 and 2015, respectively.

Note 17.	Preferred Stock

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

Our net income is also affected by non-interest income and non-interest expenses.  During the periods under report, non-interest income included revenue from our key fee initiatives: net lease financing income, mortgage banking revenue, commercial deposit and treasury management fees, trust and asset management fees, card fees and capital markets and international banking fees. Non-interest income also included consumer and other deposit service fees, brokerage fees, loan service fees, increase in cash surrender value of life insurance, net loss on investment securities, net gain (loss) on sale of assets and other operating income. During the periods under report, non-interest expenses included salaries and employee benefits, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, branch exit and facilities impairment charges, net (gain) loss on other real estate owned and other related expenses, prepayment fees on interest bearing liabilities and other operating expenses. Additionally, dividends on preferred shares reduced net income available to common stockholders.

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

On November 20, 2015, the Company and American Chartered Bancorp, Inc. ("American Chartered") entered into an agreement and plan of merger pursuant to which the Company will acquire American Chartered through the merger of American Chartered with and into the Company, followed immediately by the merger of American Chartered's wholly owned bank subsidiary, American Chartered Bank, with and into MB Financial Bank. The consideration to be paid by the Company will consist of $100 million in cash with the remainder in Company stock (currently estimated at 10.2 million shares of common stock). The transaction, which has been approved by American Chartered's shareholders and is subject to customary regulatory approvals, is expected to close around June 30, 2016. See Note 2 of the notes to our consolidated financial statements for additional information.

On December 31, 2015, the Company completed the acquisition of MSA Holdings, LLC, ("MSA") the parent company of MainStreet Investment Advisors, LLC and Cambium Asset Management, LLC. The Company recorded $13.5 million in goodwill and $8.8 million in other intangibles as a result of this acquisition.

The Company had net income of $39.1 million for the three months ended March 31, 2016 compared to $34.1 million for the three months ended March 31, 2015. Net income available to common stockholders was $37.1 million for the three months ended March 31, 2016 compared to $32.1 million for the three months ended March 31, 2015. Fully diluted earnings per common share were $0.50 for the three months ended March 31, 2016 compared to $0.43 per common share for the three months ended March 31, 2015.

The results of operations for the three months ended March 31, 2016 and 2015 were impacted by $3.3 million and $8.1 million in merger related and repositioning expenses, respectively. See "Non-interest Expenses" section for a detailed schedule of merger related and repositioning expenses.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and follow general practices within the industries in which we operate.  This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally expected.  Management believes the following policies are both important to the portrayal of our financial condition and results of operations and require subjective or complex judgments; therefore, management considers the following to be critical accounting policies.  Management has reviewed the application of these polices with the Audit Committee of our Board of Directors.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a quarterly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At March 31, 2016, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $147.4 million.  See Note 1 and Note 6 to the audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2015 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of March 31, 2016, the Company had $19 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of March 31, 2016, the Company had approximately $2 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

Goodwill.  The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit and client relationship intangibles, consists of goodwill.  See Note 7 to our consolidated financial statements for further information regarding core deposit and client relationship intangibles.  The Company reviews goodwill to determine potential impairment annually, or more frequently if events and circumstances indicate that goodwill might be impaired, by comparing the carrying value of the reporting units with the fair value of the reporting units.

The Company’s annual assessment date for goodwill impairment testing is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: banking, leasing and mortgage banking.  No impairment losses were recognized during the three months ended March 31, 2016 or 2015. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of December 31, 2015 that would indicate impairment of goodwill at March 31, 2016. The carrying amount of goodwill was $725.1 million at March 31, 2016 and December 31, 2015.

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

	Three Months Ended March 31,
(dollars in thousands)	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$661,021	$5,966	3.61%	$658,169	$5,785	3.52%
Loans (1) (2)	9,429,494	98,957	4.22	8,568,549	93,061	4.40
Loans exempt from federal income taxes (3)	342,852	3,978	4.59	320,137	3,344	4.18
Taxable investment securities	1,524,583	9,566	2.51	1,556,530	9,934	2.55
Investment securities exempt from federal income taxes (3)	1,362,468	16,579	4.87	1,126,133	14,021	4.98
Federal funds sold	42	—	1.00	16	—	—
Other interest earning deposits	113,748	141	0.50	102,346	62	0.25
Total interest earning assets	13,434,208	$135,187	4.05	12,331,880	$126,207	4.15
Non-interest earning assets	2,053,357			2,031,364
Total assets	$15,487,565			$14,363,244
Interest Bearing Liabilities:
Deposits:
NOW, money market and interest bearing deposits	$4,109,150	$2,086	0.20%	$3,937,707	$1,595	0.16%
Savings deposits	984,019	159	0.06	952,345	120	0.05
Time deposits	1,772,881	3,377	0.77	1,896,565	2,930	0.63
Short-term borrowings	916,519	721	0.32	700,252	277	0.16
Long-term borrowings and junior subordinated notes	600,869	2,345	1.54	277,311	1,812	2.61
Total interest bearing liabilities	8,383,438	$8,688	0.42	7,764,180	$6,734	0.35
Non-interest bearing deposits	4,606,009			4,199,948
Other non-interest bearing liabilities	398,459			361,685
Stockholders’ equity	2,099,659			2,037,431
Total liabilities and stockholders’ equity	$15,487,565			$14,363,244
Net interest income/interest rate spread (4)		$126,499	3.63%		$119,473	3.80%
Less: taxable equivalent adjustment		7,195			6,078
Net interest income, as reported		$119,304			$113,395
Net interest margin (5)			3.57%			3.73%
Tax equivalent effect			0.22%			0.20%
Net interest margin on a fully tax equivalent basis (5)			3.79%			3.93%
Effect of acquisition accounting discount accretion on loans acquired through the Taylor Capital merger			(0.24)%			(0.31)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through the Taylor Capital merger			3.55%			3.62%

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

Net interest income on a fully tax equivalent basis increased $7.0 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to an increase in average interest earning assets, partially offset by a decrease in our net interest margin. The net interest margin, expressed on a fully tax equivalent basis, was 3.79% for the first quarter of 2016 and 3.93% for the first quarter of 2015. Net interest income in the first quarter of 2016 included interest income of $7.4 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in the Taylor Capital merger in the first quarter of 2016 compared to $8.6 million in the first quarter of 2015. Excluding the purchase accounting loan discount accretion on loans acquired through the Taylor Capital merger, our net interest margin on a fully tax equivalent basis would have been 3.55% for the three months ended March 31, 2016 compared to 3.62% for the three months ended March 31, 2015. This decrease was primarily due to a decrease in average yields earned on loans (excluding accretion) and, to a lesser extent, an increase in cost of funds.

Non-interest Income

	Three Months Ended
	March 31,
	2016	2015	Increase/ (Decrease)	Percentage Change
Non-interest income (in thousands):
Lease financing, net	$19,046	$25,080	$(6,034)	(24.1)%
Mortgage banking revenue	27,482	24,544	2,938	12.0
Commercial deposit and treasury management fees	11,878	11,038	840	7.6
Trust and asset management fees	7,950	5,714	2,236	39.1
Card fees	3,525	3,927	(402)	(10.2)
Capital markets and international banking fees	3,227	1,928	1,299	67.4
Consumer and other deposit service fees	3,025	3,083	(58)	(1.9)
Brokerage fees	1,158	1,678	(520)	(31.0)
Loan service fees	1,752	1,485	267	18.0
Increase in cash surrender value of life insurance	854	839	15	1.8
Net gain (loss) on investment securities	—	(460)	460	(100.0)
Net (loss) gain on sale of assets	(48)	4	(52)	(1,300.0)
Other operating income	1,844	2,408	(564)	(23.4)
Total non-interest income	$81,693	$81,268	$425	0.5%

Non-interest income increased by $425 thousand, or 0.5%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

•	Mortgage banking revenue increased due to higher mortgage servicing fees partly offset by lower mortgage origination fees.

•	Trust and asset management fees increased due to the addition of new customers as well as the acquisition of MSA.

•	Capital markets and international banking services fees increased due to higher derivatives fees.

•	Commercial deposit and treasury management fees increased due to new customer activity.

•	Lease financing revenues decreased due to lower fees from the sale of third-party equipment maintenance contracts.

•
Card fees decreased due to the impact of becoming subject to the Durbin amendment of the Dodd-Frank Act starting on July 1, 2015. We estimate the quarterly impact of the Durbin amendment, when comparing the first quarter of 2016 with the first quarter of 2015, was $1.2 million.

Non-interest Expenses

	Three Months Ended
	March 31,
	2016	2015	Increase/ (Decrease)	Percentage Change
Non-interest expenses (in thousands):
Salaries and employee benefits	$85,591	$84,786	$805	0.9%
Occupancy and equipment	13,260	12,940	320	2.5
Computer services and telecommunication	9,055	8,904	151	1.7
Advertising and marketing	2,878	2,446	432	17.7
Professional and legal	2,589	2,670	(81)	(3.0)
Other intangibles amortization	1,626	1,518	108	7.1
Branch exit and facilities impairment charges	44	7,391	(7,347)	(99.4)
Net loss recognized on other real estate owned and other expense	(346)	896	(1,242)	(138.6)
Other operating expenses	21,103	18,284	2,819	15.4
Total non-interest expenses	$135,800	$139,920	$(4,120)	(2.9)%

Non-interest expenses decreased by $4.1 million, or 2.9%, for the three months ended March 31, 2016 from the three months ended March 31, 2015.

•	Other operating expenses increased primarily due to the contingent consideration expense for our acquisition of Celtic Leasing Corp. due to strong lease residual performance.

•	Salaries and employee benefits expense was up due to annual pay increases as well as an increase in temporary help in our mortgage and IT areas.

•	Occupancy and equipment expense increased due to higher depreciation expense, rental operating expenses and real estate taxes offset partly by lower building repair and maintenance expenses.

•	Branch exit and facilities impairment charges for the three months ended March 31, 2015 was impacted by the branch exit charges on facilities closed in connection with the Taylor Capital merger.

Non-interest expenses include $3.3 million and $8.1 million in merger related and repositioning expenses for the three months ended March 31, 2016 and 2015, respectively. The following table presents the detail of the merger related and repositioning expenses (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Merger related and repositioning expenses:
Salaries and employee benefits	$81	$33
Occupancy and equipment expense	—	177
Computer services and telecommunication expense	305	270
Advertising and marketing expense	23	—
Professional and legal expense	97	190
Branch exit and facilities impairment charges	44	7,391
Contingent consideration expense - Celtic acquisition (1)	2,703	—
Other operating expenses	34	8
Total merger related and repositioning expenses	$3,287	$8,069

(1)	Resides in other operating expenses in the consolidated statements of operations.

Income Taxes

Income tax expense for the three months ended March 31, 2016 was $18.5 million compared to $15.7 million for the three months ended March 31, 2015. The increase was primarily due to an increase in our pre-tax income during the three months ended March 31, 2016.

Operating Segments

The Company's operations consist of three reportable operating segments: Banking, Leasing and Mortgage Banking. Our Banking Segment generates revenues primarily from its lending, deposit gathering and fee business activities. Our Leasing Segment generates revenues through lease originations and related services offered through the Company's leasing subsidiaries: LaSalle Systems Leasing, Inc., Celtic Leasing Corp. and MB Equipment Finance, LLC. Our Mortgage Banking Segment originates residential mortgage loans for sale to investors through its retail and third party origination channels as well as residential mortgage loans held in our loan portfolio. The Mortgage Banking Segment also services residential mortgage loans owned by investors and the Company.

Net income from our Banking Segment for the three months ended March 31, 2016 increased $7.3 million to $32.6 million compared to the three months ended March 31, 2015. This increase was primarily due to higher fee income coupled with better expense control which offset lower accretion income on loans acquired in the Taylor Capital merger. Net income from our Leasing Segment for the three months ended March 31, 2016 decreased $3.3 million to $5.5 million compared to the three months ended March 31, 2015. Lease financing revenues decreased due to lower fees from the sale of third-party equipment maintenance contracts. This decrease in revenues was partially offset by a decrease in salaries and employee benefits due to lower commissions on lower leasing revenue. Net income from our Mortgage Banking Segment for the three months ended March 31, 2016 increased $1.1 million to $992 thousand compared to the three months ended March 31, 2015 due to higher mortgage servicing fees partly offset by lower mortgage origination fees and salaries and benefits expense.

Balance Sheet

Total assets decreased $9.4 million, or 0.1%, to $15.6 billion at March 31, 2016 from December 31, 2015.

•	Cash and cash equivalents increased $4.1 million, or 1.1% from $381.4 million at December 31, 2015 to $385.5 million at March 31, 2016.

•	Investment securities decreased $83.6 million, or 2.9%, from December 31, 2015 to March 31, 2016 mostly as a result of principal payments on our mortgage-backed securities.

•
Total loans, excluding purchased credit-impaired, increased by $168.3 million, or 1.7%, to $9.8 billion at March 31, 2016 from December 31, 2015, as a result of growth in commercial-related and consumer-related loans.

Total liabilities decreased by $45.0 million, or 0.3%, to $13.5 billion at March 31, 2016 from December 31, 2015.

•
Total deposits increased by $28.6 million, or 0.2%, to $11.5 billion at March 31, 2016 from December 31, 2015. Non-interest bearing deposits increased by $40.2 million, or 0.9%, compared to December 31, 2015.

•	Total borrowings decreased by $82.6 million, or 5.2%, to $1.5 billion at March 31, 2016 primarily due to the decrease in short-term FHLB advances.

Total stockholders’ equity increased $35.6 million to $2.1 billion at March 31, 2016 compared to December 31, 2015 primarily as a result of earnings for the quarter net of dividends declared.

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	March 31, 2016		December 31, 2015		March 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$63,600	$64,762	$63,805	$64,611	$64,411	$66,070
States and political subdivisions	371,006	398,024	373,285	396,367	381,704	403,628
Residential mortgage-backed securities	709,810	720,269	759,816	763,549	666,904	678,475
Commercial mortgage-backed securities	111,015	114,290	128,509	130,107	174,823	178,458
Corporate bonds	225,657	224,530	222,784	219,628	250,543	252,042
Equity securities	10,814	10,969	10,757	10,761	10,587	10,751
Total Available for Sale	1,491,902	1,532,844	1,558,956	1,585,023	1,548,972	1,589,424
Held to maturity
States and political subdivisions	986,340	1,032,841	1,016,519	1,052,755	764,931	796,783
Residential mortgage-backed securities	205,570	213,815	214,291	222,012	235,928	248,422
Total Held to Maturity	1,191,910	1,246,656	1,230,810	1,274,767	1,000,859	1,045,205
Total	$2,683,812	$2,779,500	$2,789,766	$2,859,790	$2,549,831	$2,634,629

Loan Portfolio

The following table sets forth the composition of our loan portfolio (excluding loans held for sale) as of the dates indicated showing the balances of legacy loans and loans acquired through the Taylor Capital merger (dollars in thousands):

	March 31, 2016				December 31, 2015
	Legacy (1)	Taylor Capital Acquired (2)	Total	% of Total	Legacy (1)	Taylor Capital Acquired (2)	Total	% of Total
Commercial related credits:
Commercial loans	$2,980,004	$529,600	$3,509,604	36%	$2,908,158	$708,128	$3,616,286	37%
Commercial loans collateralized by assignment of lease payments	1,689,201	84,903	1,774,104	18	1,687,421	91,651	1,779,072	18
Commercial real estate	2,234,628	597,186	2,831,814	28	2,040,339	655,337	2,695,676	27
Construction real estate	301,104	9,174	310,278	3	238,918	13,142	252,060	3
Total commercial related credits	7,204,937	1,220,863	8,425,800	85	6,874,836	1,468,258	8,343,094	85
Other loans:
Residential real estate	523,768	154,023	677,791	7	466,794	161,375	628,169	6
Indirect vehicle	430,915	2,000	432,915	4	382,000	2,095	384,095	4
Home equity	192,909	14,170	207,079	2	202,231	14,342	216,573	2
Other consumer loans	77,021	297	77,318	1	80,329	332	80,661	1
Total other loans	1,224,613	170,490	1,395,103	14	1,131,354	178,144	1,309,498	13
Total loans excluding purchased credit-impaired loans	8,429,550	1,391,353	9,820,903	99	8,006,190	1,646,402	9,652,592	98
Purchased credit-impaired loans	89,064	51,381	140,445	1	92,429	48,977	141,406	2
Total loans	$8,518,614	$1,442,734	$9,961,348	100%	$8,098,619	$1,695,379	$9,793,998	100%

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

Total loans, excluding purchased credit-impaired, increased by $168.3 million to $9.8 billion at March 31, 2016 from December 31, 2015. Total loans increased by $167.4 million to $10.0 billion at March 31, 2016 from $9.8 billion at December

31, 2015. Commercial loan balances decreased due to seasonal borrowings of approximately $100 million that were outstanding at December 31, 2015 and repaid in the first quarter of 2016. Residential real estate loan balances have increased over the past year as a result of retaining adjustable rate mortgages originated by our mortgage banking segment in our loan portfolio.

Asset Quality

Non-performing loans include loans accounted for on a non-accrual basis and accruing loans contractually past due 90 days or more as to interest or principal. Management reviews the loan portfolio for problem loans on an ongoing basis. During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements. These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for loan and lease losses and (if appropriate) partial or full charge-off. After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income. Generally, if interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income. Loans will not be placed back on accrual status unless back interest and principal payments are made. Our general policy is to place loans 90 days past due on non-accrual status, as well as those loans that continue to pay, but display a well-defined material weakness that we believe will result in a loss of principal and interest.

Non-performing loans exclude loans held for sale. Fair value of these loans as of acquisition includes estimates of credit losses.

The following table sets forth the amounts of non-performing loans, non-performing assets, potential problem loans, and purchased credit-impaired loans as well as other information regarding asset quality at the dates indicated (dollars in thousands):

	March 31, 2016	December 31, 2015	March 31, 2015
Non-performing loans:
Non-accruing loans	$93,602	$98,065	$81,571
Loans 90 days or more past due, still accruing interest	1,112	6,596	1,707
Total non-performing loans	94,714	104,661	83,278
Other real estate owned	28,309	31,553	21,839
Repossessed assets	187	81	160
Total non-performing assets	$123,210	$136,295	$105,277
Purchased credit-impaired loans	$140,445	$141,406	$227,514
Total allowance for loan and lease losses	$134,493	$128,140	$113,412
Accruing restructured loans (1)	27,269	26,991	16,874
Total non-performing loans to total loans	0.95%	1.07%	0.93%
Total non-performing assets to total assets	0.79	0.87	0.73
Allowance for loan and lease losses to total non-performing loans	142.00	122.43	136.18

(1)	Accruing restructured loans consists primarily of residential real estate and home equity loans that have been modified and are performing in accordance with those modified terms.

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

Non-performing assets consists of non-performing loans as well as other repossessed assets and other real estate owned.  Other real estate owned represents properties acquired through foreclosure or other proceedings and is recorded at fair value less the estimated cost of disposal at the date of acquisition.  Other real estate owned is evaluated regularly to ensure that the recorded amount is supported by its current fair value.  Valuation allowances to reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary.  Gains and losses and changes in valuations on other real estate owned are included in net gain (loss) recognized on other real estate within non-interest expense.  Expenses, net of rental income, from the operations of other real estate owned are reflected as a separate line item on the statement of operations.  Other repossessed assets primarily consist of repossessed vehicles.  Losses on repossessed vehicles are charged-off to the allowance when title is taken and the vehicle is valued.  Once the Bank obtains title, repossessed vehicles are not included in loans, but are classified as “other assets” on the consolidated balance sheets.  The typical holding period for repossessed vehicles (motorcycles, marine vehicles and recreational vehicles) can be more than 90 days as a result of cyclical trends in the motorcycle, marine vehicle and recreational vehicle markets.

Other real estate owned that is related to our FDIC-assisted transactions is excluded from non-performing assets.

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the three months ended March 31, 2016 and 2015 (in thousands):

	March 31,
	2016	2015
Beginning balance	$31,553	$19,198
Transfers in at fair value less estimated costs to sell	1,270	4,615
Fair value adjustments	45	(922)
Net gains on sales of other real estate owned	592	34
Cash received upon disposition	(5,151)	(1,086)
Ending balance	$28,309	$21,839

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

	March 31, 2016	December 31, 2015

Commercial loans	$75,729	$102,106
Commercial loans collateralized by assignment of lease payments	6,484	7,004
Commercial real estate	27,980	30,831
Total	$110,193	$139,941

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

The commercial related general loss reserve was $98.0 million as of March 31, 2016 and $94.2 million as of December 31, 2015. The increase in the commercial related general loss reserve was due to the provision related to the acquired Taylor Capital loans. Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

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

In addition, each impaired commercial loan with real estate collateral is reviewed quarterly by our appraisal department to determine whether the most recent valuation remains appropriate during subsequent quarters until the next appraisal is received. If considered necessary by our appraisal department, the appraised value may be further discounted to reflect current values.

Other valuation techniques are also used to value non-real estate assets. Discounts may be applied in the impairment analysis used for general business assets (GBA). Examples of GBA include accounts receivable, inventory, and any marketable securities pledged. The discount is used to reflect collection risk in the event of default that may not have been included in the valuation of the asset.

The total commercial related specific reserves component of the allowance was $21.0 million as of March 31, 2016 compared to $16.2 million as of December 31, 2015.

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $15.5 million at March 31, 2016 and $17.8 million at December 31, 2015.

We consistently apply our methodology for determining the appropriateness of the allowance for loan and lease losses but may adjust our methodologies and assumptions based on historical information related to charge-offs and management's evaluation of the loan portfolio. In this regard, we periodically review the following to validate our allowance for loan and lease losses: historical net charge-offs as they relate to prior periods' allowance for loan and lease losses, comparison of historical loan migration in past years compared to the current year, overall credit trends and ratios and any significant changes in loan concentrations. In reviewing this data, we adjust qualitative factors within our allowance methodology to appropriately reflect any changes warranted by the validation process. Management believes it has established an allowance for probable loan losses as appropriate under GAAP.

We recorded $1.2 million in provision for credit losses for acquired loans related to the non-purchase credit impaired (non-PCI) Taylor loans as accounted for in accordance with ASC 310-20 for the three months ended March 31, 2016. No additional provisions were recorded on the purchase credit impaired (PCI) Taylor loans accounted for in accordance with ASC 310-30.

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

For Taylor non-PCI loans that renewed during the period (quarter or year to date), the default factors are multiplied by the loan balance and loss given default estimate to calculate the required reserves. The amount of required reserves is recognized as a provision for credit losses in the statement of operations. For Taylor non-PCI loans that were not renewed subsequent to the merger consummation, the default factors are multiplied by the loan balance and the historical loss given default estimate. The resulting general loan loss reserve is compared to the remaining acquisition accounting discounts related to credit on the non-PCI loans, with the excess to be recognized as a provision for credit losses in the statement of operations.

The following table presents an analysis of the allowance for loan and lease losses for the periods presented (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Balance at beginning of period	$131,508	$114,057
Provision for credit losses - legacy	6,409	(550)
Provision for credit losses - acquired Taylor Capital loan portfolio	1,154	5,524
Charge-offs:
Commercial loans	713	569
Commercial loans collateralized by assignment of lease payments	574	—
Commercial real estate	352	2,034
Construction real estate	—	3
Residential real estate	368	579
Home equity	238	444
Indirect vehicles	931	874
Other consumer loans	412	424
Total charge-offs	3,588	4,927
Recoveries:
Commercial loans	380	242
Commercial loans collateralized by assignment of lease payments	50	749
Commercial real estate	594	1,375
Construction real estate	27	2
Residential real estate	24	72
Home equity	318	101
Indirect vehicles	463	475
Other consumer loans	393	69
Total recoveries	2,249	3,085
Net charge-offs	1,339	1,842
Allowance for credit losses	137,732	117,189
Allowance for unfunded credit commitments	(3,239)	(3,777)
Allowance for loan and lease losses	$134,493	$113,412
Total loans	$9,961,348	$8,921,328
Ratio of allowance to total loans	1.35%	1.27%
Ratio of net charge-offs to average loans	0.06	0.08

Net charge-offs of $1.3 million were recorded in the three months ended March 31, 2016 compared to net charge-offs of $1.8 million in the three months ended March 31, 2015. A provision for credit losses of $7.6 million was recorded for the three months ended March 31, 2016 compared to $5.0 million for the three months ended March 31, 2015.

The provision for credit losses for the three months ended March 31, 2016 included a provision for credit losses of $6.4 million for the legacy MB Financial portfolio and $1.2 million related to the acquired Taylor Capital portfolio for loan renewals subsequent to the acquisition date and the establishment of a corresponding general reserve for Taylor Capital loans in excess of the loan discount. In addition, included in the table above are net recoveries for the acquired Taylor Capital loans of $575 thousand for the three months ended March 31, 2016.

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

Lease investments by categories follow (in thousands):

	March 31, 2016	December 31, 2015	March 31, 2015
Direct finance leases:
Minimum lease payments	$387,152	$392,901	$338,072
Estimated unguaranteed residual values	73,743	74,411	68,254
Less: unearned income	(33,564)	(34,675)	(29,652)
Direct finance leases (1)	$427,331	$432,637	$376,674
Leveraged leases:
Minimum lease payments	$2,260	$3,286	$8,040
Estimated unguaranteed residual values	426	523	1,136
Less: unearned income	(85)	(126)	(390)
Less: related non-recourse debt	(2,201)	(3,199)	(7,780)
Leveraged leases (1)	$400	$484	$1,006
Operating leases:
Equipment, at cost	$330,051	$318,843	$257,527
Less accumulated depreciation	(114,005)	(107,156)	(98,336)
Lease investments, net	$216,046	$211,687	$159,191

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leverage leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $59.4 million at March 31, 2016, $55.0 million at December 31, 2015 and $41.2 million at March 31, 2015.

At March 31, 2016, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2016	$5,406	$303	$11,692	$17,401
2017	19,838	104	9,336	29,278
2018	16,361	19	11,345	27,725
2019	14,937	—	9,178	24,115
2020	10,242	—	11,335	21,577
Thereafter	6,959	—	20,365	27,324
	$73,743	$426	$73,251	$147,420

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are generally reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. To mitigate this risk of loss, we seek to diversify both the type of equipment leased and the industries in which the lessees participate. Often times, there are several individual lease schedules under one master lease. There were 4,216 leases at March 31, 2016 compared to 4,369 at December 31, 2015.  The average residual value per lease schedule was approximately $35 thousand at March 31, 2016 and December 31, 2015.  The average residual value per master lease schedule was approximately $141 thousand at March 31, 2016 and $132 thousand at December 31, 2015, respectively.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities were $166.7 million for the three months ended March 31, 2016 compared to net cash flows provided by operating activities of $57.0 million for the three months ended March 31, 2015.  The change was primarily due to higher net proceeds from the loans held for sale activity as well as a smaller decrease in other liabilities.

Cash flows from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the three months ended March 31, 2016, the Company had net cash flows used in investing activities of $92.6 million compared to net cash flows provided by investing activities of $230.5 million for the three months ended March 31, 2015.  The change was primarily due to the increase in loans.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the three months ended March 31, 2016, the Company had net cash flows used in financing activities of $70.0 million compared to net cash flows used in financing activities of $298.5 million for the three months ended March 31, 2015.  The change in cash flows from financing activities was primarily due to less of a decrease in short-term borrowings compared to the three months ended March 31, 2015.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at March 31, 2016, there were no firm lending commitments in place, management believes that we could borrow approximately $357.5 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago ("FHLB").  As of March 31, 2016, the Company had $1.1 billion outstanding in FHLB advances, and could borrow an additional amount of approximately $607.3 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of March 31, 2016, the Company had approximately $1.6 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. The holding company had $101.2 million in cash as of March 31, 2016.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations at March 31, 2016 as compared to December 31, 2015.

MB Financial Bank is subject to various regulatory capital requirements which affect its ability to pay dividends to us.  Failure to meet minimum capital requirements can initiate certain mandatory and discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. The minimum ratios required for a bank to be considered “well capitalized” for regulatory purposes are a total risk-based capital ratio of 10.00%, a Tier 1 capital to risk-weighted assets ratio of 8.00%, a common equity Tier 1 capital to risk-weighted assets ratio of 6.50% and a Tier 1 capital to average assets ratio of 5.00%.   In addition, we have an internal policy which provides that dividends paid to us by MB Financial Bank cannot exceed an amount that would cause MB Financial Bank’s total risk-based capital ratio, Tier 1 capital to risk-weighted assets ratio, common equity Tier 1 capital to risk-weighted assets ratio and Tier 1 capital to average assets ratio to fall below 11%, 9%, 7.5% and 7%, respectively.  See “Item 1. Business — Supervision and Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2015.

At March 31, 2016, the Company’s total risk-based capital ratio was 12.65%, Tier 1 capital to risk-weighted assets ratio was 11.60%, common equity Tier 1 capital to risk-weighted assets ratio was 9.33% and Tier 1 capital to average asset ratio was 10.38%. At March 31, 2016, MB Financial Bank’s total risk-based capital ratio was 11.77%, Tier 1 capital to risk-weighted assets ratio was 10.72%, common equity Tier 1 capital to risk-weighted assets ratio was 10.72% and Tier 1 capital to average asset ratio was 9.58%. MB Financial Bank was categorized as “Well-Capitalized” at March 31, 2016 under the regulations of the Office of the Comptroller of the Currency.

The Company and MB Financial Bank must maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019. At March 31, 2016, the Company and MB Financial Bank maintained capital above the 0.625% conservation buffer that was phased in at the beginning of 2016.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from the pending MB Financial-American Chartered merger might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the requisite regulatory approvals for the pending MB Financial-American Chartered merger might not be obtained, or may take longer to obtain than expected; (3) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from originated loans and loans acquired from other financial institutions; (4) competitive pressures among depository institutions; (5) interest rate movements and their impact on customer behavior, net interest margin and the value of our mortgage servicing rights; (6) the possibility that our mortgage banking business may experience increased volatility in its revenues and earnings and the possibility that the profitability of our mortgage banking business could be significantly reduced if we are unable to originate and sell mortgage loans at profitable margins or if changes in interest rates negatively impact the value of our mortgage servicing rights; (7) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (8) fluctuations in real estate values; (9) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (10) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (11) our ability to realize the residual values of its direct finance, leveraged and operating leases; (12) the ability to access cost-effective funding; (13) changes in financial markets; (14) changes in economic conditions in general and in the Chicago metropolitan area in particular; (15) the costs, effects and outcomes of litigation; (16) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in capital requirements pursuant to the Dodd-Frank Act, changes in the interpretation and/or application of laws and regulations by regulatory authorities, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (17) changes in accounting principles, policies or guidelines; (18) our future acquisitions of other depository institutions or lines of business; and (19) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

Measuring Interest Rate Risk.  As noted above, interest rate risk can be measured by analyzing the extent to which the repricing of assets and liabilities are mismatched to create an interest sensitivity gap.  An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that period.  The interest rate sensitivity gap is defined as the difference between the amount of interest earning assets maturing or repricing within a specific time period and the amount of interest bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, therefore, a positive gap would tend to positively affect net interest income.  Conversely, during a period of falling interest rates, a positive gap position would tend to result in a decrease in net interest income.

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2016 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.

The table is intended to provide an approximation of the projected repricing of assets and liabilities at March 31, 2016 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates. Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10%, and 6%, respectively, in the first three months, 11%, 26%, and 15%, respectively, in the next nine months, 52%, 58%, and 57%, respectively, from one year to five years, and 33%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$111,454	$469	$1,862	$—	$113,785
Investment securities	281,067	397,949	1,446,428	721,060	2,846,504
Loans held for sale	632,196	—	—	—	632,196
Loans, including covered loans	4,787,582	1,837,898	3,137,727	198,141	9,961,348
Total interest earning assets	$5,812,299	$2,236,316	$4,586,017	$919,201	$13,553,833
Interest Bearing Liabilities:
NOW, money market and interest bearing deposits	$194,252	$781,966	$2,266,388	$805,448	$4,048,054
Savings deposits	54,302	153,076	563,012	220,910	991,300
Time deposits	430,482	704,257	691,823	500	1,827,062
Short-term borrowings	499,342	271,330	102,192	11,237	884,101
Long-term borrowings	81,879	94,030	261,346	2,360	439,615
Junior subordinated notes issued to capital trusts	185,820	—	—	—	185,820
Total interest bearing liabilities	$1,446,077	$2,004,659	$3,884,761	$1,040,455	$8,375,952
Rate sensitive assets (RSA)	$5,812,299	$8,048,615	$12,634,632	$13,553,833	$13,553,833
Rate sensitive liabilities (RSL)	1,446,077	3,450,736	7,335,497	8,375,952	8,375,952
Cumulative GAP (GAP=RSA-RSL)	4,366,222	4,597,879	5,299,135	5,177,881	5,177,881
RSA/Total assets	37.32%	51.67%	81.12%	87.02%	87.02%
RSL/Total assets	9.28	22.15	47.10	53.78	53.78
GAP/Total assets	28.03	29.52	34.02	33.24	33.24
GAP/RSA	75.12	57.13	41.94	38.20	38.20

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	March 31, 2016		December 31, 2015
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$32,334	6.81%	$32,845	6.91%
+ 1.00%	15,725	3.31	16,486	3.47
- 1.00%	(19,017)	(4.00)	(21,122)	(4.44)

In the interest rate sensitivity table above, changes in net interest income between March 31, 2016 and December 31, 2015 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to higher cost certificates of deposit in a rising rate environment.

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

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2016 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended March 31, 2016, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended March 31, 2016 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
January 1, 2016 — January 31, 2016	665	$31.16	—	$—
February 1, 2016 — February 29, 2016	61,224	30.88	—	—
March 1, 2016 — March 31, 2016	581	32.38	—	—
Total	62,470	$30.89	—

(1)	Includes shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

Date:	May 5, 2016	By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2016	By:	/s/Randall T. Conte
Randall T. Conte
Vice President and Chief Financial Officer
(Principal Financial Officer)

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

EXHIBIT INDEX
Exhibit Number	Description

10.1	Reserved

10.2
Amended and Restated Employment Agreement between the Registrant and Mitchell Feiger (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.4
Form of Change and Control Severance Agreement between MB Financial Bank, National Association and Jill E. York (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.4B
Form of Change and Control Severance Agreement between MB Financial Bank, National Association and each of Brian Wildman and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.4B to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.4C
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

10.5	Reserved

10.5A	Reserved

10.5B	Reserved

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

10.8
MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.9
MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.10
Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of MB Financial, Inc., a Delaware corporation (then known as Avondale Financial Corp.) for the year ended December 31, 1996 (File No. 0-24566))

10.11
Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Mitchell Feiger (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.11A
Form of Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock between MB Financial, Inc. and Rosemarie Bouman, Mark A. Heckler, Edward F. Milefchik and Brian J. Wildman (incorporated herein by reference to Exhibit 10.11A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 0-24566-01))

10.12
Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Jill E. York (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.13
Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

10.13A
Amendment to Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo ((incorporated herein by reference to Exhibit 10.13A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.15
Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Jill E. York and Brian Wildman (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.15A
Tax Gross Up Agreement between the Registrant and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.15A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.16
Form of Incentive Stock Option Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

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

101
The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith