Form 10-Q
period 2016-06-30
MB FINANCIAL INC /MD
filed 2016-08-05
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were issued and outstanding 73,762,487 shares of the Registrant’s common stock as of August 5, 2016.

MB FINANCIAL, INC.

FORM 10-Q

June 30, 2016

i

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$303,037	$307,869
Interest earning deposits with banks	123,086	73,572
Total cash and cash equivalents	426,123	381,441
Investment securities:
Securities available for sale, at fair value	1,477,395	1,585,023
Securities held to maturity, at amortized cost ($1,222,587 fair value at June 30, 2016 and $1,274,767 at December 31, 2015)	1,151,415	1,230,810
Non-marketable securities - FHLB and FRB stock	130,232	114,233
Total investment securities	2,759,042	2,930,066
Loans held for sale	843,379	744,727
Loans:
Total loans, excluding purchased credit impaired loans	10,061,076	9,652,592
Purchased credit impaired loans	136,811	141,406
Total loans	10,197,887	9,793,998
Less: Allowance for loan and lease losses	135,614	128,140
Net loans	10,062,273	9,665,858
Lease investments, net	233,320	211,687
Premises and equipment, net	243,319	236,013
Cash surrender value of life insurance	138,657	136,953
Goodwill	725,039	725,070
Other intangibles	41,569	44,812
Mortgage servicing rights, at fair value	134,969	168,162
Other real estate owned, net	27,663	31,553
Other real estate owned related to FDIC-assisted transactions	8,356	10,717
Other assets	352,081	297,948
Total assets	$15,995,790	$15,585,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$4,775,364	$4,627,184
Interest bearing	6,660,732	6,878,031
Total deposits	11,436,096	11,505,215
Short-term borrowings	1,246,994	1,005,737
Long-term borrowings	518,545	400,274
Junior subordinated notes issued to capital trusts	185,925	186,164
Accrued expenses and other liabilities	451,695	400,333
Total liabilities	13,839,255	13,497,723
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 10,000,000 shares at June 30, 2016 and December 31, 2015; Series A, 8% perpetual non-cumulative, 4,000,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, $25 liquidation value)	115,280	115,280
Common stock, ($0.01 par value; authorized 100,000,000 shares at June 30, 2016 and December 31, 2015; issued 75,695,367 shares at June 30, 2016 and 75,566,885 shares at December 31, 2015)	757	756
Additional paid-in capital	1,288,777	1,280,870
Retained earnings	783,468	731,812
Accumulated other comprehensive income	28,731	15,777
Less: 1,955,019 and 1,888,556 shares of treasury common stock, at cost, at June 30, 2016 and December 31, 2015, respectively	(60,732)	(58,504)
Controlling interest stockholders’ equity	2,156,281	2,085,991
Non-controlling interest	254	1,293
Total stockholders’ equity	2,156,535	2,087,284
Total liabilities and stockholders’ equity	$15,995,790	$15,585,007

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest income:
Loans:
Taxable	$110,231	$98,768	$215,154	$197,614
Nontaxable	2,741	2,259	5,327	4,433
Investment securities:
Taxable	7,799	10,002	17,365	19,936
Nontaxable	10,644	10,140	21,420	19,253
Other interest earning accounts	125	57	266	119
Total interest income	131,540	121,226	259,532	241,355
Interest expense:
Deposits	5,952	4,554	11,574	9,199
Short-term borrowings	910	355	1,631	632
Long-term borrowings and junior subordinated notes	2,076	1,844	4,421	3,656
Total interest expense	8,938	6,753	17,626	13,487
Net interest income	122,602	114,473	241,906	227,868
Provision for credit losses	2,829	4,296	10,392	9,270
Net interest income after provision for credit losses	119,773	110,177	231,514	218,598
Non-interest income:
Mortgage banking revenue	39,615	35,648	67,097	60,192
Lease financing revenue, net	15,708	15,564	34,754	40,644
Commercial deposit and treasury management fees	11,548	11,062	23,426	22,100
Trust and asset management fees	8,236	5,752	16,186	11,466
Card fees	4,045	4,409	7,570	8,336
Capital markets and international banking fees	2,771	1,508	5,998	3,436
Consumer and other deposit service fees	3,161	3,260	6,186	6,343
Brokerage fees	1,315	1,543	2,473	3,221
Loan service fees	1,961	1,353	3,713	2,838
Increase in cash surrender value of life insurance	850	836	1,704	1,675
Net gain (loss) on investment securities	269	(84)	269	(544)
Net loss on sale of assets	(2)	(7)	(50)	(3)
Other operating income	2,523	2,105	4,367	4,513
Total non-interest income	92,000	82,949	173,693	164,217
Non-interest expenses:
Salaries and employee benefits	95,004	86,145	180,595	170,931
Occupancy and equipment	13,415	12,177	26,675	25,117
Computer services and telecommunication	9,777	8,537	18,832	17,441
Advertising and marketing	2,964	2,497	5,842	4,943
Professional and legal	3,321	2,413	5,910	5,083
Other intangibles amortization	1,617	1,509	3,243	3,027
Branch exit and facilities impairment charges	155	438	199	7,829
Net loss (gain) recognized on other real estate owned and other related expenses	258	724	(88)	1,620
Prepayment fees on interest bearing liabilities	—	—	—	85
Other operating expenses	21,395	18,297	42,498	36,581
Total non-interest expenses	147,906	132,737	283,706	272,657
Income before income taxes	63,867	60,389	121,501	110,158
Income tax expense	20,455	19,437	38,975	35,095
Net income	43,412	40,952	82,526	75,063
Dividends on preferred shares	2,000	2,000	4,000	4,000
Net income available to common stockholders	$41,412	$38,952	$78,526	$71,063

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Common share data:
Basic earnings per common share	$0.56	$0.52	$1.07	$0.95
Diluted earnings per common share	0.56	0.52	1.06	0.94
Weighted average common shares outstanding for basic earnings per common share	73,475,258	74,596,925	73,402,995	74,582,097
Diluted weighted average common shares outstanding for diluted earnings per common share	74,180,374	75,296,029	74,073,655	75,230,455

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$43,412	$40,952	$82,526	$75,063
Unrealized holding gains (losses) on investment securities, net of reclassification adjustments	7,706	(10,886)	23,282	(1,482)
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale	(724)	(1,257)	(1,527)	(1,659)
Reclassification adjustments for (gains) losses included in net income	(269)	84	(269)	544
Other comprehensive income (loss), before tax	6,713	(12,059)	21,486	(2,597)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(2,669)	4,736	(8,532)	1,019
Other comprehensive income (loss), net of tax	4,044	(7,323)	12,954	(1,578)
Comprehensive income	$47,456	$33,629	$95,480	$73,485

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2016 and 2015
(Amounts in thousands, except per share data) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2014	$115,280	$751	$1,267,761	$629,677	$20,356	$(6,974)	$1,435	$2,028,286
Net income	—	—	—	75,063	—	—	148	75,211
Other comprehensive loss, net of tax	—	—	—	—	(1,578)	—	—	(1,578)
Issuance of common stock due to business combination	—	—	217	—	—	—	—	217
Cash dividends declared on preferred shares	—	—	—	(4,000)	—	—	—	(4,000)
Cash dividends declared on common shares ($0.31 per share)	—	—	—	(23,494)	—	—	—	(23,494)
Restricted common stock activity, net of tax	—	3	(2,561)	—	—	2,876	—	318
Stock option activity, net of tax	—	—	102	—	—	—	—	102
Repurchase of common shares	—	—	—	—	—	(3,055)	—	(3,055)
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	339	—	—	(1,882)	—	(1,543)
Stock-based compensation expense	—	—	7,475	—	—	—	—	7,475
Distributions to non-controlling interest	—	—	—	—	—	—	(200)	(200)
Balance at June 30, 2015	$115,280	$754	$1,273,333	$677,246	$18,778	$(9,035)	$1,383	$2,077,739

Balance at December 31, 2015	$115,280	$756	$1,280,870	$731,812	$15,777	$(58,504)	$1,293	$2,087,284
Net income	—	—	—	82,526	—	—	124	82,650
Other comprehensive income, net of tax	—	—	—	—	12,954	—	—	12,954
Cash dividends declared on preferred shares	—	—	—	(4,000)	—	—	—	(4,000)
Cash dividends declared on common shares ($0.36 per share)	—	—	—	(26,870)	—	—	—	(26,870)
Restricted common stock activity, net of tax	—	1	(632)	—	—	699	—	68
Stock option activity, net of tax	—	—	1,183	—	—	(56)	—	1,127
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	288	—	—	(2,871)	—	(2,583)
Stock-based compensation expense	—	—	8,335	—	—	—	—	8,335
Purchase of additional investment in subsidiary from minority owners	—	—	(1,267)	—	—	—	(1,069)	(2,336)
Distributions to non-controlling interest	—	—	—	—	—	—	(94)	(94)
Balance at June 30, 2016	$115,280	$757	$1,288,777	$783,468	$28,731	$(60,732)	$254	$2,156,535

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$82,526	$75,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and leased equipment	35,676	29,879
Branch exit and facilities impairment charges	199	7,829
Compensation expense for share-based payment plans	8,335	7,475
Net loss on sales of premises and equipment and leased equipment	157	2,111
Amortization of other intangibles	3,243	3,027
Provision for credit losses	10,392	9,270
Deferred income tax expense	22,327	14,292
Amortization of premiums and discounts on investment securities, net	23,488	23,245
Amortization of premiums and discounts on loans, net	(14,961)	(18,700)
Accretion of FDIC indemnification asset	—	(48)
Net (gain) loss on investment securities	(269)	544
Proceeds from sale of loans held for sale	2,772,282	3,577,634
Origination of loans held for sale	(2,833,315)	(3,676,454)
Net gain on sale of loans held for sale	(19,720)	(16,114)
Change in fair value of mortgage servicing rights	61,197	11,124
Net (gain) loss on other real estate owned	(934)	1,550
Net loss (gain) on other real estate owned related to FDIC-assisted transactions	466	(361)
Increase in cash surrender value of life insurance	(1,704)	(1,675)
Increase in other assets, net	(95,794)	(11,336)
Decrease in other liabilities, net	18,352	7,665
Net cash provided by operating activities	71,943	46,020
Cash Flows From Investing Activities
Decrease in federal funds sold	—	(5)
Proceeds from sales of investment securities available for sale	842	28,356
Proceeds from maturities and calls of investment securities available for sale	133,638	128,013
Purchases of investment securities available for sale	(17,525)	(137,029)
Proceeds from maturities and calls of investment securities held to maturity	80,037	42,460
Purchases of investment securities held to maturity	(10,854)	(255,091)
Purchases of non-marketable securities - FHLB and FRB stock	(15,999)	(35,831)
Net (increase) decrease in loans	(397,347)	32,677
Purchases of mortgage servicing rights	(2,961)	(352)
Purchases of premises and equipment and leased equipment	(63,123)	(31,871)
Proceeds from sales of premises and equipment and leased equipment	2,079	2,868
Proceeds from sale of other real estate owned	7,461	2,341
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	2,891	7,544
Purchase of additional investment in subsidiary from minority owners	(2,336)	—
Net proceeds from FDIC related covered assets	(2,911)	(4,972)
Net used in investing activities	(286,108)	(220,892)
Cash Flows From Financing Activities
Net decrease in deposits	(69,119)	(129,128)
Net increase in short-term borrowings	241,257	451,220
Proceeds from long-term borrowings	172,075	14,881
Principal paid on long-term borrowings	(53,805)	(8,158)
Treasury stock transactions, net	(2,583)	(4,598)
Stock options exercised	1,027	87
Excess tax expense from share-based payment arrangements	548	94
Dividends paid on preferred stock	(4,000)	(4,000)
Dividends paid on common stock	(26,553)	(23,187)
Net cash provided by financing activities	258,847	297,211
Net increase in cash and cash equivalents	$44,682	$122,339
Cash and cash equivalents:
Beginning of period	381,441	312,081
End of period	$426,123	$434,420

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in Thousands) (Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$17,416	$14,485
Income tax payments, net	3,796	1,574
Supplemental Schedule of Noncash Investing Activities:
Investment securities held to maturity purchased not settled	$—	$6,978
Loans held for sale transferred to loans held for investment	—	32,469
Loans transferred to other real estate owned	2,637	13,210
Loans transferred to other real estate owned related to FDIC-assisted transactions	830	1,290
Loans transferred to repossessed assets	2,398	439
Operating leases rewritten as direct finance leases included as loans	363	6,412

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

 These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods have been made. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.
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

New authoritative accounting guidance under ASC Topic 606 "Revenue from Contracts with Customers" amended prior guidance to provide clarification on identifying performance obligations and licensing implementation guidance. The new authoritative guidance was initially effective for reporting periods after January 1, 2017 but was deferred to January 1, 2018. The Company is evaluating the new guidance but does not expect it to have a significant impact on the Company's statements of operations or financial condition.

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

ASC Topic 326 "Financial Instruments - Credit Losses." New authoritative accounting guidance under ASC Topic 326 "Financial Instruments - Credit Losses" amended the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The new authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses rather than a write-down. The new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is evaluating the new guidance and its impact on the Company's statements of operations or financial condition.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Distributed earnings allocated to common stock	$14,216	$12,884	$26,870	$23,494
Undistributed earnings	29,196	28,068	55,656	51,569
Net income	43,412	40,952	82,526	75,063
Less: preferred stock dividends	2,000	2,000	4,000	4,000
Net income available to common stockholders	41,412	38,952	78,526	71,063
Less: earnings allocated to participating securities	2	2	4	3
Earnings allocated to common stockholders	$41,410	$38,950	$78,522	$71,060
Weighted average shares outstanding for basic earnings per common share	73,475,258	74,596,925	73,402,995	74,582,097
Dilutive effect of equity awards	705,116	699,104	670,660	648,358
Weighted average shares outstanding for diluted earnings per common share	74,180,374	75,296,029	74,073,655	75,230,455
Basic earnings per common share	$0.56	$0.52	$1.07	$0.95
Diluted earnings per common share	0.56	0.52	1.06	0.94

Note 4.	Business Combinations

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

This business combination was accounted for under the acquisition method of accounting. Accordingly, the results of operations of the acquired company were included in the Company’s results of operations starting on January 1, 2016. Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired was recorded as goodwill. The Company recorded $13.5 million in goodwill and $8.8 million in other intangibles as a result of this acquisition. The amounts recognized for the business combination in the financial statements as of June 30, 2016 have been determined to be final.

American Chartered Bancorp, Inc. On November 20, 2015, the Company and American Chartered Bancorp, Inc. ("American Chartered") entered into an agreement and plan of merger whereby the Company will acquire American Chartered. The merger agreement provides that, upon the terms and subject to the conditions set forth therein, American Chartered will merge with and into the Company, with the Company as the surviving corporation in the merger. Immediately following the merger, American Chartered's wholly owned bank subsidiary, American Chartered Bank, will merge with and into the Company's wholly owned bank subsidiary, MB Financial Bank. American Chartered Bank is a commercial bank that operates 15 banking offices in the Chicago area and, as of June 30, 2016, had approximately $2.8 billion in total assets, $2.0 billion in loans, and $2.4 billion in deposits.

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

The transaction, which has been approved by American Chartered's shareholders and the Company's and the Bank's regulators, is expected to close in the third quarter of 2016.

Note 5.	Investment Securities

Amortized cost and fair value of investment securities were as follows as of the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Available for Sale
U.S. Government sponsored agencies and enterprises	$53,674	$783	$—	$54,457
States and political subdivisions	369,816	31,258	(126)	400,948
Residential mortgage-backed securities	670,480	12,977	(542)	682,915
Commercial mortgage-backed securities	98,629	4,023	(200)	102,452
Corporate bonds	224,730	2,254	(1,459)	225,525
Equity securities	10,872	226	—	11,098
Total Available for Sale	1,428,201	51,521	(2,327)	1,477,395
Held to Maturity
States and political subdivisions	960,784	63,205	(57)	1,023,932
Residential mortgage-backed securities	190,631	8,024	—	198,655
Total Held to Maturity	1,151,415	71,229	(57)	1,222,587
Total	$2,579,616	$122,750	$(2,384)	$2,699,982
December 31, 2015
Available for Sale
U.S. Government sponsored agencies and enterprises	$63,805	$806	$—	$64,611
States and political subdivisions	373,285	23,083	(1)	396,367
Residential mortgage-backed securities	759,816	7,363	(3,630)	763,549
Commercial mortgage-backed securities	128,509	1,839	(241)	130,107
Corporate bonds	222,784	815	(3,971)	219,628
Equity securities	10,757	4	—	10,761
Total Available for Sale	1,558,956	33,910	(7,843)	1,585,023
Held to Maturity
States and political subdivisions	1,016,519	36,874	(638)	1,052,755
Residential mortgage-backed securities	214,291	7,721	—	222,012
Total Held to Maturity	1,230,810	44,595	(638)	1,274,767
Total	$2,789,766	$78,505	$(8,481)	$2,859,790

The Company has no direct exposure to the State of Illinois, but approximately 21% of the state and political subdivisions portfolio consisted of securities issued by municipalities located in Illinois as of June 30, 2016. Approximately 97% of the state and political subdivisions securities were general obligation issues, and 58% were insured or had another form of credit enhancement as of June 30, 2016.

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at June 30, 2016 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$2,624	$(126)	$—	$—	$2,624	$(126)
Residential mortgage-backed securities	81,812	(376)	32,183	(166)	113,995	(542)
Commercial mortgage-backed securities	588	(1)	11,706	(199)	12,294	(200)
Corporate bonds	10,501	(148)	19,527	(1,311)	30,028	(1,459)
Total Available for Sale	95,525	(651)	63,416	(1,676)	158,941	(2,327)
Held to Maturity
States and political subdivisions	14,209	(47)	1,726	(10)	15,935	(57)
Total	$109,734	$(698)	$65,142	$(1,686)	$174,876	$(2,384)

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

The total number of security positions in the investment portfolio in an unrealized loss position at June 30, 2016 was 94 compared to 193 at December 31, 2015. This decrease in total number of security positions in a continuous unrealized loss position from December 31, 2015 to June 30, 2016, was mainly attributable to the corporate bonds and residential mortgage-backed securities in the investment securities portfolio.  Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether the Company is more likely than not to sell the security before recovery of its cost basis.

As of June 30, 2016, management does not have the intent to sell any of the securities in the table above at June 30, 2016 and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of June 30, 2016, management believes the impairments detailed in the table above at June 30, 2016 are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

Net gains (losses) recognized on investment securities available for sale were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Realized gains	$302	$324	$323	$1,083
Realized losses	(33)	(408)	(54)	(1,627)
Net gains (losses)	$269	$(84)	$269	$(544)

The amortized cost and fair value of investment securities as of June 30, 2016 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$81,389	$81,831
Due after one year through five years	219,509	221,637
Due after five years through ten years	32,915	34,992
Due after ten years	314,407	342,470
Equity securities	10,872	11,098
Residential and commercial mortgage-backed securities	769,109	785,367
	1,428,201	1,477,395
Held to maturity:
Due in one year or less	83,036	83,242
Due after one year through five years	130,895	133,026
Due after five years through ten years	125,294	134,496
Due after ten years	621,559	673,168
Residential mortgage-backed securities	190,631	198,655
	1,151,415	1,222,587
Total	$2,579,616	$2,699,982

Investment securities with a carrying amount of $1.0 billion at June 30, 2016 and $1.4 billion at December 31, 2015 were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $785.7 million and $878.2 million were required to be pledged at June 30, 2016 and December 31, 2015, respectively. Of those pledged, the Company had investment securities pledged as collateral for advances from the Federal Home Loan Bank of $108.8 million at December 31, 2015 and none were pledged at June 30, 2016.

Note 6.	Loans

Loans consist of the following at (in thousands):

	June 30, 2016	December 31, 2015
Commercial loans	$3,561,500	$3,616,286
Commercial loans collateralized by assignment of lease payments	1,794,465	1,779,072
Commercial real estate	2,827,720	2,695,676
Residential real estate	753,707	628,169
Construction real estate	357,807	252,060
Indirect vehicle	491,480	384,095
Home equity	198,622	216,573
Other consumer loans	75,775	80,661
Total loans, excluding purchased credit-impaired loans	10,061,076	9,652,592
Purchased credit-impaired loans	136,811	141,406
Total loans	$10,197,887	$9,793,998

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

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  As of June 30, 2016 and December 31, 2015, the Company had $3.7 billion and $3.2 billion, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances and third party letters of credit, while only $3.0 billion and $2.2 billion were required to be pledged at June 30, 2016 and December 31, 2015, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2016 and December 31, 2015 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
June 30, 2016
Commercial	$3,551,402	$1,595	$1,010	$7,493	$10,098	$3,561,500
Commercial collateralized by assignment of lease payments	1,784,183	1,740	600	7,942	10,282	1,794,465
Commercial real estate:
Healthcare	515,902	—	—	—	—	515,902
Industrial	484,927	—	—	1,087	1,087	486,014
Multifamily	430,018	10,378	197	448	11,023	441,041
Retail	454,784	215	555	1,161	1,931	456,715
Office	248,047	51	—	44	95	248,142
Other	677,091	459	672	1,684	2,815	679,906
Residential real estate	743,395	1,352	1,102	7,858	10,312	753,707
Construction real estate	357,807	—	—	—	—	357,807
Indirect vehicle	488,568	2,132	568	212	2,912	491,480
Home equity	194,027	543	419	3,633	4,595	198,622
Other consumer	75,476	160	98	41	299	75,775
Total loans, excluding purchased credit-impaired loans	10,005,627	18,625	5,221	31,603	55,449	10,061,076
Purchased credit-impaired loans	87,724	1,580	3,196	44,311	49,087	136,811
Total loans	$10,093,351	$20,205	$8,417	$75,914	$104,536	$10,197,887
Non-performing loan aging	$41,887	$778	$729	$31,340	$32,847	$74,734

December 31, 2015
Commercial	$3,586,372	$22,956	$97	$6,861	$29,914	$3,616,286
Commercial collateralized by assignment of lease payments	1,758,839	3,399	5,902	10,932	20,233	1,779,072
Commercial real estate:
Healthcare	476,939	—	—	—	—	476,939
Industrial	400,182	—	—	757	757	400,939
Multifamily	399,333	622	88	934	1,644	400,977
Retail	410,958	6,189	7,411	180	13,780	424,738
Office	223,935	58	—	5,189	5,247	229,182
Other	760,530	622	82	1,667	2,371	762,901
Residential real estate	612,573	5,193	1,729	8,674	15,596	628,169
Construction real estate	252,060	—	—	—	—	252,060
Indirect vehicle	380,899	2,085	698	413	3,196	384,095
Home equity	207,818	1,774	1,398	5,583	8,755	216,573
Other consumer	80,225	254	84	98	436	80,661
Total loans, excluding purchased credit-impaired loans	9,550,663	43,152	17,489	41,288	101,929	9,652,592
Purchased credit-impaired loans	81,250	3,311	4,439	52,406	60,156	141,406
Total loans	$9,631,913	$46,463	$21,928	$93,694	$162,085	$9,793,998
Non-performing loan aging	$44,290	$9,827	$9,367	$41,177	$60,371	$104,661

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans, excluding purchased credit-impaired loans, as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$20,633	$—	$24,689	$42
Commercial collateralized by assignment of lease payments	2,143	6,733	7,027	5,318
Commercial real estate:
Healthcare	—	—	—	—
Industrial	1,090	—	1,136	—
Multifamily	2,708	—	3,415	—
Office	507	—	4,496	693
Retail	1,324	—	17,594	—
Other	1,194	340	1,544	195
Residential real estate	17,928	78	17,951	253
Construction real estate	—	—	—	—
Indirect vehicle	1,817	—	2,046	—
Home equity	18,192	—	18,156	—
Other consumer	8	39	11	95
Total	$67,544	$7,190	$98,065	$6,596

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit-impaired loans, as of June 30, 2016 and December 31, 2015 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2016
Commercial	$3,299,801	$174,719	$86,980	$—	$3,561,500
Commercial collateralized by assignment of lease payments	1,774,901	11,574	7,990	—	1,794,465
Commercial real estate:
Healthcare	503,356	12,546	—	—	515,902
Industrial	470,625	13,759	1,630	—	486,014
Multifamily	437,022	479	3,540	—	441,041
Retail	446,132	8,972	1,611	—	456,715
Office	239,680	3,784	4,678	—	248,142
Other	645,957	10,977	22,972	—	679,906
Construction real estate	357,259	548	—	—	357,807
Total	$8,174,733	$237,358	$129,401	$—	$8,541,492
December 31, 2015
Commercial	$3,373,943	$115,548	$126,795	$—	$3,616,286
Commercial collateralized by assignment of lease payments	1,760,674	4,367	14,031	—	1,779,072
Commercial real estate:
Healthcare	472,599	4,340	—	—	476,939
Industrial	380,200	19,011	1,728	—	400,939
Multifamily	396,117	595	4,265	—	400,977
Retail	393,543	13,310	17,885	—	424,738
Office	216,584	3,797	8,801	—	229,182
Other	730,713	6,193	25,995	—	762,901
Construction real estate	252,060	—	—	—	252,060
Total	$7,976,433	$167,161	$199,500	$—	$8,343,094

Approximately $29.6 million and $59.6 million of the substandard loans were non-performing as of June 30, 2016 and December 31, 2015, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, which are not rated, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity, excluding purchased credit-impaired loans, as of June 30, 2016 and December 31, 2015 (in thousands):

	Performing	Non-performing	Total
June 30, 2016
Residential real estate	$735,701	$18,006	$753,707
Indirect vehicle	489,663	1,817	491,480
Home equity	180,430	18,192	198,622
Other consumer	75,728	47	75,775
Total	$1,481,522	$38,062	$1,519,584
December 31, 2015
Residential real estate	$609,965	$18,204	$628,169
Indirect vehicle	382,049	2,046	384,095
Home equity	198,417	18,156	216,573
Other consumer	80,555	106	80,661
Total	$1,270,986	$38,512	$1,309,498

The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $18.8 million and $20.8 million at June 30, 2016 and December 31, 2015, respectively.

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased credit-impaired loans, as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
					Three Months Ended		Six Months Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$5,080	$5,080	$—	$—	$5,266	$—	$2,633	$—
Commercial collateralized by assignment of lease payments	—	—	—	—	—	—	968	—
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	819	756	63	—	839	—	808	—
Multifamily	2,038	2,038	—	—	2,362	—	2,377	—
Retail	2,697	957	1,740	—	963	—	3,401	—
Office	—	—	—	—	—	—	516	—
Other	—	—	—	—	—	—	120	—
Residential real estate	—	—	—	—	—	—	—	—
Construction real estate	—	—	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	289	—
Other consumer	—	—	—	—	—	—	—	—
With an allowance recorded:
Commercial	26,572	26,572	—	11,388	31,512	—	30,220	—
Commercial collateralized by assignment of lease payments	1,170	1,170	—	391	1,157	9	2,249	18
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Retail	3,619	3,619	—	365	3,625	—	10,084	—
Office	—	—	—	—	—	—	1,498	—
Other	592	592	—	61	592	—	472	—
Residential real estate	15,009	13,049	1,960	2,446	12,831	—	12,938	—
Construction real estate	—	—	—	—	—	—	—	—
Indirect vehicle	248	146	102	—	313	—	299	—
Home equity	31,750	29,419	2,331	2,719	29,688	—	29,238	—
Other consumer	—	—	—	—	—	—	—	—
Total	$89,594	$83,398	$6,196	$17,370	$89,148	$9	$98,110	$18

	December 31, 2015
					Year Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$11,253	$11,253	$—	$—	$6,628	$—
Commercial collateralized by assignment of lease payments	3,453	2,949	504	—	1,035	54
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	820	757	63	—	3,467	—
Multifamily	575	575	—	—	1,540	17
Retail	7,872	6,131	1,741	—	2,768	—
Office	1,608	1,031	577	—	1,663	—
Other	—	—	—	—	965	—
Residential real estate	970	970	—	—	717	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	927	927	—	—	1,000	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	23,394	23,394	—	7,523	18,820	—
Commercial collateralized by assignment of lease payments	3,297	3,297	—	1,790	4,013	104
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	—	—	—	—	228	—
Multifamily	2,155	2,155	—	17	3,307	27
Retail	16,034	16,034	—	4,926	8,885	—
Office	2,929	2,929	—	1,717	2,457	—
Other	592	592	—	199	9,629	—
Residential real estate	12,950	12,769	181	2,634	13,484	—
Construction real estate	—	—	—	—	214	—
Indirect vehicle	119	119	—	—	287	—
Home equity	28,696	28,583	113	3,131	27,747	—
Other consumer	—	—	—	—	—	—
Total	$117,644	$114,465	$3,179	$21,937	$108,854	$202

Impaired loans included accruing restructured loans of $26.7 million and $27.0 million that have been modified and are performing in accordance with those modified terms as of June 30, 2016 and December 31, 2015, respectively.  In addition, impaired loans included $28.9 million and $23.6 million of non-performing restructured loans as of June 30, 2016 and December 31, 2015, respectively.

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

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or non-performing) through the calendar year of the restructuring that the historical payment performance has been established. As of June 30, 2016 and December 31, 2015, there was one A/B structure with a recorded investment of $957 thousand and $1.0 million, respectively, which is included above as an accruing restructured loan.

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

The following table presents loans that were restructured during the three months ended June 30, 2016 (dollars in thousands):

	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	1	$1,870	$1,870	$412
Total	1	$1,870	$1,870	$412
Non-Performing:
Commercial	4	$8,607	$8,607	$3,500
Residential real estate	1	83	83	—
Indirect vehicle	8	69	69	21
Home equity	14	2,030	2,030	15
Total	27	$10,789	$10,789	$3,536

The following table presents loans that were restructured during the six months ended June 30, 2016 (dollars in thousands):

	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	1	$1,870	$1,870	$412
Home equity	2	410	410	—
Total	3	$2,280	$2,280	$412
Non-Performing:
Commercial	4	$8,607	$8,607	$3,500
Residential real estate	2	155	155	—
Indirect vehicle	18	149	149	43
Home equity	23	3,111	3,111	66
Total	47	$12,022	$12,022	$3,609

The following table presents loans that were restructured during the three months ended June 30, 2015 (dollars in thousands):

	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	1	$80	$80	$—
Home equity	6	1,467	1,467	—
Total	7	$1,547	$1,547	$—
Non-Performing:
Commercial real estate:
Multifamily	1	$334	$334	$—
Residential real estate	1	140	140	17
Indirect vehicle	3	21	21	7
Total	5	$495	$495	$24

The following table presents loans that were restructured during the six months ended June 30, 2015 (dollars in thousands):

	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	1	$80	$80	$—
Home equity	12	3,813	3,813	—
Total	13	$3,893	$3,893	$—
Non-Performing:
Commercial real estate:
Multifamily	1	$334	$334	$—
Residential real estate	1	140	140	17
Indirect vehicle	6	30	30	7
Home equity	5	798	798	122
Total	13	$1,302	$1,302	$146

Of the troubled debt restructurings entered into during the past twelve months, $224 thousand subsequently defaulted during the six months ended June 30, 2016.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post-restructuring or are placed on non-accrual status.

The following table presents the troubled debt restructurings activity during the six months ended June 30, 2016 (in thousands):

	Performing	Non-performing
Beginning balance	$26,991	$23,619
Additions	2,280	12,022
Charge-offs	—	(46)
Principal payments, net	(1,639)	(4,683)
Removals	(882)	(1,938)
Transfer to other real estate owned	—	(112)
Transfers in	754	789
Transfers out	(789)	(754)
Ending balance	$26,715	$28,897

Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured during the six months ended June 30, 2016 (in thousands):

	June 30, 2016

	Extended
	Maturity,		Delay in
	Amortization	Extended	Payments or
	and Reduction	Maturity and/or	Reduction of
	of Interest Rate	Amortization	Interest Rate	Total
Commercial	$—	$8,607	$1,870	$10,477
Residential real estate	—	155	—	155
Indirect vehicle	—	—	149	149
Home equity	2,765	718	38	3,521
Total	$2,765	$9,480	$2,057	$14,302

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2016 and 2015 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
June 30, 2016
Allowance for credit losses:
Three Months Ended
Beginning balance	$46,962	$10,505	$46,785	$5,596	$14,614	$2,732	$5,022	$2,277	$3,239	$137,732
Charge-offs	72	2,347	1,720	476	144	651	619	395	—	6,424
Recoveries	952	467	1,843	82	17	501	193	141	—	4,196
Provision	2,455	1,924	(868)	(402)	(257)	518	(397)	376	(520)	2,829
Ending balance	$50,297	$10,549	$46,040	$4,800	$14,230	$3,100	$4,199	$2,399	$2,719	$138,333

Six Months Ended
Beginning balance	$39,316	$10,434	$45,475	$5,734	$15,113	$2,418	$7,374	$2,276	$3,368	$131,508
Charge-offs	785	2,921	2,072	844	144	1,582	857	807	—	10,012
Recoveries	1,332	517	2,437	106	44	964	511	534	—	6,445
Provision	10,434	2,519	200	(196)	(783)	1,300	(2,829)	396	(649)	10,392
Ending balance	$50,297	$10,549	$46,040	$4,800	$14,230	$3,100	$4,199	$2,399	$2,719	$138,333
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$11,388	$391	$426	$2,446	$—	$—	$2,719	$—	$731	$18,101
Collectively evaluated for impairment	38,762	10,158	45,084	2,354	14,194	3,100	1,480	2,399	1,988	119,519
Acquired and accounted for under ASC 310-30 (1)	147	—	530	—	36	—	—	—	—	713
Total ending allowance balance	$50,297	$10,549	$46,040	$4,800	$14,230	$3,100	$4,199	$2,399	$2,719	$138,333

Loans:
Individually evaluated for impairment	$31,652	$1,170	$7,962	$13,049	$—	$146	$29,419	$—	$—	$83,398
Collectively evaluated for impairment	3,529,848	1,793,295	2,819,758	740,658	357,807	491,334	169,203	75,775	—	9,977,678
Acquired and accounted for under ASC 310-30 (1)	21,745	—	26,199	59,538	13,795	—	13,091	2,443	—	136,811
Total ending loans balance	$3,583,245	$1,794,465	$2,853,919	$813,245	$371,602	$491,480	$211,713	$78,218	$—	$10,197,887

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
June 30, 2015
Allowance for credit losses:
Three Months Ended
Beginning balance	$32,827	$9,825	$41,958	$6,760	$9,473	$1,715	$8,780	$2,074	$3,777	$117,189
Charge-offs	57	100	108	318	3	627	276	500	—	1,989
Recoveries	816	340	2,561	8	35	545	160	169	—	4,634
Provision	5,556	1,203	(6,335)	219	2,954	276	(252)	392	283	4,296
Ending balance	$39,142	$11,268	$38,076	$6,669	$12,459	$1,909	$8,412	$2,135	$4,060	$124,130

Six Months Ended
Beginning balance	$29,571	$9,962	$41,826	$6,646	$8,918	$1,687	$9,456	$1,960	$4,031	$114,057
Charge-offs	626	100	2,142	897	6	1,501	720	924	—	6,916
Recoveries	1,058	1,089	3,936	80	37	1,020	261	238	—	7,719
Provision	9,139	317	(5,544)	840	3,510	703	(585)	861	29	9,270
Ending balance	$39,142	$11,268	$38,076	$6,669	$12,459	$1,909	$8,412	$2,135	$4,060	$124,130
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,706	$4,606	$3,090	$2,831	$162	$10	$2,506	$—	$1,334	$18,245
Collectively evaluated for impairment	34,984	6,662	34,195	3,838	12,292	1,899	5,906	2,135	2,726	104,637
Acquired and accounted for under ASC 310-30 (1)	452	—	791	—	5	—	—	—	—	1,248
Total ending allowance balance	$39,142	$11,268	$38,076	$6,669	$12,459	$1,909	$8,412	$2,135	$4,060	$124,130

Loans:
Individually evaluated for impairment	$16,262	$10,923	$37,140	$14,219	$337	$132	$28,507	$—	$—	$107,520
Collectively evaluated for impairment	3,338,627	1,679,943	2,502,851	518,899	189,262	303,645	201,971	86,463	—	8,821,661
Acquired and accounted for under ASC 310-30 (1)	52,675	—	53,141	27,861	11,764	—	86	19,248	—	164,775
Total ending loans balance	$3,407,564	$1,690,866	$2,593,132	$560,979	$201,363	$303,777	$230,564	$105,711	$—	$9,093,956

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

During the six months ended June 30, 2016, there was a negative provision for credit losses of $863 thousand and net charge-offs of $501 thousand in relation to purchased loans. There was $713 thousand and $2.1 million in allowance for loan and lease losses related to these purchased loans at June 30, 2016 and December 31, 2015, respectively.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance at beginning of period	$13,970	$6,367	$12,596	$7,434
Accretion	(2,419)	(1,817)	(4,629)	(3,747)
Other (1)	1,609	6,906	5,193	7,769
Balance at end of period	$13,160	$11,456	$13,160	$11,456

(1)	Primarily includes discount transfers from non-accretable discount to accretable discount due to better than expected performance of loan pools acquired and accounted for under ASC 310-30.

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

The carrying amount of loans acquired through a business combination by loan pool type are as follows (in thousands):

June 30, 2016	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Covered loans:
Consumer related	$18,647	$—	$18,647
Non-covered loans:
Commercial loans	21,745	387,881	409,626
Commercial loans collateralized by assignment of lease payments	—	78,904	78,904
Commercial real estate	26,199	512,341	538,540
Construction real estate	13,795	2,731	16,526
Consumer related	56,425	158,443	214,868
Total non-covered loans	118,164	1,140,300	1,258,464
Total acquired	$136,811	$1,140,300	$1,277,111

Effective April 1, 2014, the losses on commercial related loans (commercial, commercial real estate and construction real estate) acquired in connection with the Heritage Community Bank ("Heritage") FDIC-assisted transaction ceased being covered under the loss-share agreement for that transaction. The carrying amount of those loans was $2.1 million as of June 30, 2016. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to April 1, 2014 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreement) through March 31, 2017. The losses on consumer related loans acquired in connection with the Heritage FDIC-assisted transaction will continue to be covered under the loss-share agreement through March 31, 2019.

The losses on commercial related loans acquired in connection with the Benchmark Bank ("Benchmark") FDIC-assisted transaction ceased to be covered under the loss-share agreement for that transaction effective January 1, 2015. The carrying amount of those loans was $1.7 million as of June 30, 2016. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to January 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through December 31, 2017. The losses on consumer related loans acquired in connection with the Benchmark FDIC-assisted transaction will continue to be covered under the loss-share agreements through December 31, 2019.

Effective July 1, 2015, the losses on commercial related loans acquired in connection with Broadway Bank ("Broadway") and New Century Bank ("New Century") FDIC-assisted transactions ceased to be covered under the loss-share agreements for those transactions. The carrying amount of those loans was $8.4 million as of June 30, 2016. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to July 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through June 30, 2018. The losses on consumer related loans acquired in connection with the Broadway and New Century FDIC-assisted transactions will continue to be covered under the loss-share agreements through June 30, 2020.

Consumer related purchased credit-impaired loans also included re-purchase transactions with GNMA of $54.1 million as of June 30, 2016.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: Banking, Leasing and Mortgage Banking. No impairment losses were recognized during the six months ended June 30, 2016 or 2015.   The carrying amount of goodwill was $725.0 million and $725.1 million at June 30, 2016 and December 31, 2015, respectively.

The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2016 (in thousands):

	Banking	Leasing	Mortgage Banking	Total
Balance at beginning of period	$684,430	$40,640	$—	$725,070
Goodwill from business combinations (1)	(31)	—	—	(31)
Balance at end of period	$684,399	$40,640	$—	$725,039

(1)	Due to the adjustments recognized for the MSA acquisition.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately six years as of June 30, 2016.

The following table presents the changes during the six months ended June 30, 2016 in the carrying amount of core deposit and client relationship intangibles, and the gross carrying amount, accumulated amortization, and net book value as of June 30, 2016 (in thousands):

June 30, 2016
Balance at beginning of period	$44,812
Amortization expense	(3,243)
Balance at end of period	$41,569

Gross carrying amount	$93,292
Accumulated amortization	(51,723)
Net book value	$41,569

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2016	$3,164
2017	5,738
2018	5,242
2019	3,685
2020	3,232
Thereafter	20,508
$41,569

Note 8.	Deposits

The composition of deposits was as follows as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Demand deposit accounts, non-interest bearing	$4,775,364	$4,627,184
NOW, money market and interest bearing deposits	3,771,111	4,144,633
Savings accounts	1,021,845	974,555
Certificates of deposit, $250,000 or more	1,022,466	877,352
Other certificates of deposit	845,310	881,491
Total	$11,436,096	$11,505,215

Certificates of deposit of $250,000 or more included $644.4 million and $500.2 million of brokered deposits at June 30, 2016 and December 31, 2015, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $250,000 or more.

Note 9.	Short-Term Borrowings

Short-term borrowings were as follows as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Customer repurchase agreements	0.22%	$215,494	0.20%	$201,207
Federal Home Loan Bank advances	0.29	1,000,000	0.17	775,000
Federal funds purchased	0.56	31,500	0.09	4,530
Line of credit	—	—	2.18	25,000
Total	0.28%	$1,246,994	0.23%	$1,005,737

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

The Company had Federal Home Loan Bank fixed rate advances with a maturity date less than one year of $1.0 billion and $775.0 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, the interest rate on the advances outstanding on that date had rates ranging from 0.23% to 0.30% with maturities from July 1, 2016 to December 12, 2016. The Company has investment securities available for sale and loans pledged as collateral on this FHLB advance. See Note 5. Investment Securities and Note 6. Loans of the notes to the consolidated financial statements.

On December 18, 2015, the Company entered into a $35.0 million unsecured line of credit at the holding company level with a correspondent bank. Interest is payable at a rate of one month LIBOR + 1.75%. Nothing was outstanding as of June 30, 2016, and $25.0 million was outstanding as of December 31, 2015. The line of credit is scheduled to mature on December 17, 2016.

Note 10.	Long-Term Borrowings

The Company had Federal Home Loan Bank advances with remaining contractual maturities greater than one year of $455.2 million at June 30, 2016 and $305.2 million at December 31, 2015. As of June 30, 2016, the advances had fixed terms with effective interest rates, net of discounts, ranging from 0.23% to 5.87% and maturities ranging from March 2017 to April 2035. The Company has investment securities available for sale and loans pledged as collateral on these FHLB advances. See Note 5. Investment Securities and Note 6. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $63.4 million and $55.0 million at June 30, 2016 and December 31, 2015, respectively, which as of June 30, 2016, were accruing interest at rates ranging from 2.25% to 7.40%, with a weighted average rate of 4.27%.  Lease investments includes equipment with an amortized cost of $75.7 million and $65.8 million at June 30, 2016 and December 31, 2015, respectively, that is pledged as collateral on these notes.

The Company had a $40.0 million 10-year structured repurchase agreement as of December 31, 2015, which had a fixed interest rate of 4.75% and matured in March 2016.

Note 11.	Junior Subordinated Notes Issued to Capital Trusts

The Company has established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrently with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The Company’s outstanding trust preferred securities qualify, and are treated by the Company, as Tier 1 regulatory capital. After the completion of the American Chartered merger, the trust preferred securities will qualify as Tier 2 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of June 30, 2016 (in thousands):

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

(3)
TAYC Capital Trust II was established by Taylor Capital Group, Inc. (“Taylor Capital”) prior to the Company's acquisition of Taylor Capital in 2014, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with TAYC Capital Trust II do not include purchase accounting adjustments to such amounts, which in each case resulted in a discount of $6.9 million.

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

At June 30, 2016 and December 31, 2015, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	June 30, 2016	December 31, 2015
Commitments to extend credit:
Home equity lines	$175,985	$187,478
Other commitments	2,720,118	3,049,152
Letters of credit:
Standby	132,390	137,945
Commercial	4,517	1,108

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of June 30, 2016, the maximum remaining term for any standby letters of credit was September 30, 2030.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At June 30, 2016, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, decreased $2.1 million to $136.9 million from $139.1 million at December 31, 2015.  Of the $136.9 million in commitments outstanding at June 30, 2016, approximately $54.5 million of the letters of credit have been issued or renewed since December 31, 2015.

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

As of June 30, 2016, the Company had approximately $3.7 million in capital expenditure commitments outstanding which relate to various projects to renovate the corporate office space and branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of June 30, 2016, approximately 21% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of June 30, 2016. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers. Our asset-based loans are made to borrowers located throughout the United States. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located throughout the United States. In addition, our mortgage segment originates loans to borrowers located throughout the United States.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$54,457	$—	$54,457	$—
States and political subdivisions	400,948	—	400,531	417
Residential mortgage-backed securities	682,915	—	682,676	239
Commercial mortgage-backed securities	102,452	—	102,452	—
Corporate bonds	225,525	—	225,525	—
Equity securities	11,098	11,098	—	—
Loans held for sale	843,379	—	843,379	—
Loans	24,287	—	24,287	—
Mortgage servicing rights	134,969	—	—	134,969
Assets held in trust for deferred compensation	18,219	18,219	—	—
Derivative financial instruments	134,510	3,495	118,341	12,674
Financial liabilities
Other liabilities (1)	18,219	18,219	—	—
Derivative financial instruments	80,341	10,729	69,612	—
December 31, 2015
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$64,611	$—	$64,611	$—
States and political subdivisions	396,367	—	395,950	417
Residential mortgage-backed securities	763,549	—	763,193	356
Commercial mortgage-backed securities	130,107	—	130,107	—
Corporate bonds	219,628	—	219,628	—
Equity securities	10,761	10,761	—	—
Loans held for sale	744,727	—	744,727	—
Loans	25,869	—	25,869	—
Mortgage servicing rights	168,162	—	—	168,162
Assets held in trust for deferred compensation	16,820	16,820	—	—
Derivative financial instruments	42,846	5,118	33,906	3,822
Financial liabilities
Other liabilities (1)	16,333	16,333	—	—
Derivative financial instruments	36,974	6,050	30,924	—

(1)	Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at
	June 30, 2016	Valuation Technique	Unobservable Input	Range
	(in thousands)
States and political subdivisions	$417	Discounted cash flows	Credit assumption	50% Loss
Residential mortgage-backed securities	239	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	134,969	Discounted cash flows	CPR	13.9% - 18.2%
			Discount rate	9.50 - 12.00
			Maturity (months)	327 - 357
			Delinquencies	0.51 - 3.83
			Costs to service	$ 65 - $ 160
			Costs to service - delinquent	$ 150 - $ 1,000
Derivative financial instruments (mortgage	12,674	Sales cash flows	Expected closing ratio	60% - 95%
interest rate lock commitments)			Expected delivery price	98.95 bps - 109.46 bps

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

Key economic assumptions used in the measuring of the fair value of the mortgage servicing rights and the sensitivity of the fair value to immediate adverse changes in those assumptions at June 30, 2016 are presented in the following table. This table does not take into account the derivatives used to economically hedge the mortgage servicing rights.

(dollars in thousands, except for weighted average cost to service)	June 30, 2016
Weighted average CPR	17.20%
Impact on fair value of 10% adverse change	$(7,518)
Impact on fair value of 20% adverse change	(14,330)

Weighted average discount rate	9.77%
Impact on fair value of 10% adverse change	$(4,090)
Impact on fair value of 20% adverse change	(7,933)

Weighted average delinquency rate	1.80%
Impact on fair value of 10% adverse change	$(911)
Impact on fair value of 20% adverse change	(1,839)

Weighted average costs to service	$87
Impact on fair value of 10% adverse change	(2,625)
Impact on fair value of 20% adverse change	(5,249)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2016. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Six Months Ended
	June 30,
	2016	2015	2016	2015	2016	2015
(in thousands)	Investment Securities		Mortgage Servicing Rights		Derivatives
Balance, beginning of period	$773	$973	$168,162	$235,402	$3,822	$5,074
Purchases	—	—	2,961	352	—	—
Originations	—	—	25,043	36,404	—	—
Included in earnings	—	—	(61,197)	(11,124)	8,852	(1,268)
Principal payments	(117)	(76)	—	—	—	—
Balance, ending of period	$656	$897	$134,969	$261,034	$12,674	$3,806

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (100% at June 30, 2016), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Financial assets:
Impaired loans	$58,884	$—	$—	$58,884
Non-financial assets:
Foreclosed assets	36,478	—	—	36,478
December 31, 2015
Financial assets:
Impaired loans	$76,203	$—	$—	$76,203
Non-financial assets:
Foreclosed assets	42,351	—	—	42,351

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	June 30, 2016	Technique	Input	Range
	(in thousands)
Impaired loans	$58,884	Appraisal of collateral	Appraisal adjustments	5% - 10%
Foreclosed assets	36,478	Appraisal of collateral	Appraisal adjustments	5% - 10%

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

The estimated fair values of financial instruments are as follows (in thousands):

	June 30, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$303,037	$303,037	$303,037	$—	$—
Interest earning deposits with banks	123,086	123,086	123,086	—	—
Investment securities available for sale	1,477,395	1,477,395	11,098	1,465,641	656
Investment securities held to maturity	1,151,415	1,222,587	—	1,222,587	—
Non-marketable securities - FHLB and FRB stock	130,232	130,232	—	—	130,232
Loans held for sale	843,379	843,379	—	843,379	—
Loans, net	10,062,273	10,099,559	—	24,287	10,075,272
Accrued interest receivable	52,174	52,174	52,174	—	—
Derivative financial instruments	134,510	134,510	3,495	118,341	12,674
Financial Liabilities:
Non-interest bearing deposits	$4,775,364	$4,775,364	$4,775,364	$—	$—
Interest bearing deposits	6,660,732	6,668,612	—	—	6,668,612
Short-term borrowings	1,246,994	1,246,965	—	—	1,246,965
Long-term borrowings	518,545	519,773	—	—	519,773
Junior subordinated notes issued to capital trusts	185,925	111,477	—	—	111,477
Accrued interest payable	3,396	3,396	3,396	—	—
Derivative financial instruments	80,341	80,341	10,729	69,612	—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$307,869	$307,869	$307,869	$—	$—
Interest earning deposits with banks	73,572	73,572	73,572	—	—
Investment securities available for sale	1,585,023	1,585,023	10,761	1,573,489	773
Investment securities held to maturity	1,230,810	1,274,767	—	1,274,767	—
Non-marketable securities - FHLB and FRB stock	114,233	114,233	—	—	114,233
Loans held for sale	744,727	744,727	—	744,727	—
Loans, net	9,665,858	9,626,344	—	25,869	9,600,475
Accrued interest receivable	53,457	53,457	53,457	—	—
Derivative financial instruments	42,846	42,846	5,118	33,906	3,822
Financial Liabilities:
Non-interest bearing deposits	$4,627,184	$4,627,184	$4,627,184	$—	$—
Interest bearing deposits	6,878,031	6,875,411	—	—	6,875,411
Short-term borrowings	1,005,737	1,005,705	—	—	1,005,705
Long-term borrowings	400,274	401,539	—	—	401,539
Junior subordinated notes issued to capital trusts	186,164	122,696	—	—	122,696
Accrued interest payable	3,186	3,186	3,186	—	—
Derivative financial instruments	36,974	36,974	6,050	30,924	—

Note 14.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total cost of share-based payment plans during the period	$4,284	$3,870	$8,335	$7,475
Amount of related income tax benefit recognized in income	1,671	1,509	3,254	$2,921

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The number of shares authorized increased by 2,400,000 to 13,800,000 upon completion of the Taylor Capital merger.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. No more than 10% of the total number of authorized shares may be issued with respect to awards granted after May 28, 2014, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan).   As of June 30, 2016, there were 3,905,158 shares available for future grants.

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

The following table summarizes changes in stock options for the six months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2015	2,192,431	$27.77	4.44
Granted	355,765	30.56
Exercised	(197,664)	25.52
Expired	—	—
Forfeited or cancelled	(24,832)	30.40
Options outstanding as of June 30, 2016	2,325,700	$28.36	4.87	$18,776
Options exercisable as of June 30, 2016	1,608,420	$27.82	3.16	$13,973

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

 The following assumptions were used for options granted during the six months ended June 30, 2016:

June 30, 2016
Risk-free interest rate	1.48%
Expected volatility of Company’s stock	28.91%
Expected dividend yield	2.23%
Expected life of options	5.9 years
Weighted average fair value per option of options granted during the year	$6.92

The total intrinsic value of options exercised during the six months ended June 30, 2016 and 2015 was $1.9 million and $481 thousand, respectively.

The following is a summary of changes in restricted shares and units for the six months ended June 30, 2016:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Shares and units outstanding at December 31, 2015	945,506	$29.92
Granted	477,192	31.17
Vested	(258,797)	29.80
Forfeited or cancelled	(21,424)	29.76
Shares and units outstanding at June 30, 2016	1,142,477	30.47

The total intrinsic value of restricted shares that vested during the six months ended June 30, 2016 and 2015 was $8.4 million and $4.8 million, respectively.

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

As of June 30, 2016, there was $26.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At June 30, 2016, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.5 years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable as of June 30, 2016 was approximately $1 thousand, and the net amount payable as of December 31, 2015 was approximately $1 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At June 30, 2016, the Company’s credit exposure relating to interest rate swaps was approximately $46.3 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $131 thousand at June 30, 2016.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

Interest rate swaps, swaptions and treasury futures are used in order to lessen the price volatility of the mortgage servicing rights asset. The Company also uses forward commitments to buy to-be-announced ("TBA") mortgage securities for which the Company does not intend to take delivery of the security and will enter into an offsetting position before physical delivery to lessen the price volatility of the mortgage servicing rights asset. These derivatives are recorded at their fair value on the consolidated balance sheets in other assets with changes in fair value recorded on the consolidated statements of operations in mortgage banking revenue in non-interest income.

The Company’s derivative financial instruments are summarized below as of June 30, 2016 and December 31, 2015 (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$131	$(7)	$154	$(9)
Stand-alone derivative instruments: (2)
Interest rate swap contracts	954,245	50,658	1,034,298	27,856	943,511	(49,851)	1,025,186	(27,899)
Interest rate options contracts	249,350	1,011	222,585	628	249,350	(1,011)	190,622	(585)
Foreign exchange contracts	57,223	3,723	72,529	3,970	53,805	(3,503)	63,339	(3,671)
Spot foreign exchange contracts	418	15	328	5	204	(12)	132	—
Mortgage related derivatives:
Interest rate swap contracts	1,788,000	62,507	898,000	4,928	325,000	(13,994)	665,000	(3,723)
Interest rate swaptions contracts	150,000	427	—	—	150,000	(1,234)	—	—
Treasury futures contracts	60,000	1,041	—	—	—	—	—	—
TBA mortgage securities	190,000	2,454	35,000	33	—	—	—	—
Forward loan sale commitments	—	—	503,500	1,604	1,135,000	(10,729)	475,500	(1,087)
Interest rate lock commitments	981,094	12,674	622,906	3,822	—	—	—	—
Total stand-alone derivative instruments	4,430,330	134,510	3,389,146	42,846	2,856,870	(80,334)	2,419,779	(36,965)
Total	$4,430,330	$134,510	$3,389,146	$42,846	$2,857,001	$(80,341)	$2,419,933	$(36,974)

(1) Derivative instruments designated to hedge fixed-rate commercial real estate loans.
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in other operating income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$1	$1	$2	$2
Stand-alone derivative instruments:
Interest rate swap contracts	(1)	(25,364)	2,337	(14,239)
Interest rate options contracts	(1)	(1,264)	35	(541)
Foreign exchange contracts	371	64	499	186
Spot foreign exchange contracts	(2)	54	301	26
Mortgage related derivatives	16,060	2,867	39,771	3,775
Total stand-alone derivative instruments	16,427	(23,643)	42,943	(10,793)
Total	$16,428	$(23,642)	$42,945	$(10,791)

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2016 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swap contracts, caps and floors	$653	$—	$653	$51,818	$—	$51,818
Foreign exchange contracts	3,189	—	3,189	1,421	—	1,421
Mortgage related derivatives	66,002	—	66,002	24,722	—	24,722
Total derivatives	69,844	—	69,844	77,961	—	77,961
Repurchase agreements	—	—	—	215,494	—	215,494
Total	$69,844	$—	$69,844	$293,455	$—	$293,455

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$49,572	$(18,907)	$—	$30,665	$18,907	$(18,907)	$—	$—
Counterparty B	8	(8)	—	—	9,771	(8)	(9,763)	—
Counterparty C	11,271	(11,271)	—	—	20,082	(11,271)	(8,811)	—
Other counterparties	8,993	(8,980)	—	13	29,201	(8,980)	(18,100)	2,121
Total derivatives	69,844	(39,166)	—	30,678	77,961	(39,166)	(36,674)	2,121
Repurchase agreements	—	—	—	—	215,494	—	(215,494)	—
Total	$69,844	$(39,166)	$—	$30,678	$293,455	$(39,166)	$(252,168)	$2,121

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

The Mortgage Banking Segment originates mortgage loans for sale to investors and for the Company's portfolio through its retail and third party originator channels. This segment also services residential mortgage loans for various investors and for loans owned by the Company. The Mortgage Banking Segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of customers.

Net interest income for the Leasing and Mortgage Banking segments include adjustments based on the Company's internal funds transfer pricing model. Non-interest income for the Leasing Segment includes income on loans originated for the sole purpose of funding equipment purchases related to leases at the Company's lease subsidiaries.

The following tables present summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Mortgage Banking	Consolidated
Three months ended June 30, 2016
Net interest income	$112,152	$2,411	$8,039	$122,602
Provision for credit losses	2,995	(356)	190	2,829
Non-interest income	36,668	15,717	39,615	92,000
Non-interest expense (1)	99,882	11,126	36,898	147,906
Income tax expense	13,350	2,879	4,226	20,455
Net income	$32,593	$4,479	$6,340	$43,412
Total assets	$13,296,238	$1,081,723	$1,617,829	$15,995,790
Three months ended June 30, 2015
Net interest income	$104,352	$2,915	$7,206	$114,473
Provision for credit losses	2,844	1,356	96	4,296
Non-interest income	31,108	16,193	35,648	82,949
Non-interest expense (1)	87,638	9,828	35,271	132,737
Income tax expense	13,369	3,073	2,995	19,437
Net income	$31,609	$4,851	$4,492	$40,952
Total assets	$12,714,482	$976,054	$1,327,658	$15,018,194

(1)	Includes merger related and repositioning expenses of $2.6 million and $1.2 million in the Banking Segment for the three months ended June 30, 2016 and 2015, respectively.

	Banking	Leasing	Mortgage Banking	Consolidated
Six months ended June 30, 2016
Net interest income	$221,760	$4,834	$15,312	$241,906
Provision for credit losses	9,996	81	315	10,392
Non-interest income	71,687	34,912	67,094	173,693
Non-interest expense (1)	190,522	23,312	69,872	283,706
Income tax expense	27,700	6,388	4,887	38,975
Net income	$65,229	$9,965	$7,332	$82,526
Total assets	$13,296,238	$1,081,723	$1,617,829	$15,995,790
Six months ended June 30, 2015
Net interest income	$208,478	$5,930	$13,460	$227,868
Provision for credit losses	7,818	1,356	96	9,270
Non-interest income	62,625	41,396	60,196	164,217
Non-interest expense (1)	182,972	23,484	66,201	272,657
Income tax expense	23,331	8,820	2,944	35,095
Net income	$56,982	$13,666	$4,415	$75,063
Total assets	$12,714,482	$976,054	$1,327,658	$15,018,194

(1)	Includes merger related and repositioning expenses of $5.9 million and $9.3 million in the Banking Segment for the six months ended June 30, 2016 and 2015, respectively.

Note 17.	Preferred Stock

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

Our net income is also affected by non-interest income and non-interest expenses.  During the periods under report, non-interest income included revenue from our key fee initiatives: net lease financing income, mortgage banking revenue, commercial deposit and treasury management fees, trust and asset management fees, card fees and capital markets and international banking fees. Non-interest income also included consumer and other deposit service fees, brokerage fees, loan service fees, increase in cash surrender value of life insurance, net (gain) loss on investment securities, net gain (loss) on sale of assets and other operating income. During the periods under report, non-interest expenses included salaries and employee benefits, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, branch exit and facilities impairment charges, net (gain) loss on other real estate owned and other related expenses, prepayment fees on interest bearing liabilities and other operating expenses. Additionally, dividends on preferred shares reduced net income available to common stockholders.

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

On November 20, 2015, the Company and American Chartered Bancorp, Inc. ("American Chartered") entered into an agreement and plan of merger pursuant to which the Company will acquire American Chartered through the merger of American Chartered with and into the Company, followed immediately by the merger of American Chartered's wholly owned bank subsidiary, American Chartered Bank, with and into MB Financial Bank. The consideration to be paid by the Company will consist of $100 million in cash with the remainder in Company stock (currently estimated at 10.2 million shares of common stock). The transaction, which has been approved by American Chartered's shareholders and the Company's and the Bank's regulators, is expected to close in the third quarter of 2016. See Note 2 of the notes to our consolidated financial statements for additional information.

On December 31, 2015, the Company completed the acquisition of MSA Holdings, LLC, ("MSA") the parent company of MainStreet Investment Advisors, LLC and Cambium Asset Management, LLC. The Company recorded $13.5 million in goodwill and $8.8 million in other intangibles as a result of this acquisition.

The Company had net income of $43.4 million for the three months ended June 30, 2016 compared to $41.0 million for the three months ended June 30, 2015. Net income available to common stockholders was $41.4 million for the three months ended June 30, 2016 compared to $39.0 million for the three months ended June 30, 2015. Fully diluted earnings per common share were $0.56 for the three months ended June 30, 2016 compared to $0.52 per common share for the three months ended June 30, 2015.

The Company had net income of $82.5 million for the six months ended June 30, 2016 compared to $75.1 million for the six months ended June 30, 2015. Net income available to common stockholders was $78.5 million for the six months ended June 30, 2016 compared to $71.1 million for the six months ended June 30, 2015. Fully diluted earnings per common share were $1.06 for the six months ended June 30, 2016 compared to $0.94 per common share for the six months ended June 30, 2015.

The results of operations for the six months ended June 30, 2016 and 2015 were impacted by $5.9 million and $9.3 million in merger related and repositioning expenses, respectively. See "Non-interest Expenses" section for a detailed schedule of merger related and repositioning expenses.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a quarterly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At June 30, 2016, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $151.2 million.  See Note 1 and Note 6 to the audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2015 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of June 30, 2016, the Company had $19 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of June 30, 2016, the Company had approximately $2 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.

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

The Company’s annual assessment date for goodwill impairment testing is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: banking, leasing and mortgage banking.  No impairment losses were recognized during the six months ended June 30, 2016 or 2015. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of December 31, 2015 that would indicate impairment of goodwill at June 30, 2016. The carrying amount of goodwill was $725.0 million and $725.1 million at June 30, 2016 and December 31, 2015, respectively. The change in the carrying amount of goodwill from December 31, 2015 was due to the adjustments recognized for the MSA acquisition.

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

	Three Months Ended June 30,
(dollars in thousands)	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$727,631	$6,311	3.47%	$781,020	$6,839	3.50%
Loans (1) (2)	9,698,466	103,920	4.31	8,638,910	91,929	4.27
Loans exempt from federal income taxes (3)	363,721	4,218	4.59	330,903	3,475	4.15
Taxable investment securities	1,466,915	7,799	2.13	1,545,284	10,002	2.59
Investment securities exempt from federal income taxes (3)	1,339,465	16,375	4.89	1,261,567	15,600	4.95
Federal funds sold	35	—	1.00	126	—	—
Other interest earning deposits	100,200	125	0.50	85,935	57	0.27
Total interest earning assets	13,696,433	$138,748	4.07	12,643,745	$127,902	4.06
Non-interest earning assets	2,044,225			1,988,254
Total assets	$15,740,658			$14,631,999
Interest Bearing Liabilities:
Deposits:
NOW, money market and interest bearing deposits	$3,836,134	$2,049	0.21%	$3,940,201	$1,634	0.17%
Savings deposits	1,006,902	174	0.07	972,327	135	0.06
Time deposits	1,835,900	3,729	0.82	1,714,548	2,785	0.65
Short-term borrowings	1,092,965	910	0.34	1,041,766	355	0.14
Long-term borrowings and junior subordinated notes	642,156	2,076	1.28	278,473	1,844	2.62
Total interest bearing liabilities	8,414,057	$8,938	0.43	7,947,315	$6,753	0.34
Non-interest bearing deposits	4,806,692			4,273,931
Other non-interest bearing liabilities	389,807			348,242
Stockholders’ equity	2,130,102			2,062,511
Total liabilities and stockholders’ equity	$15,740,658			$14,631,999
Net interest income/interest rate spread (4)		$129,810	3.64%		$121,149	3.72%
Less: taxable equivalent adjustment		7,208			6,676
Net interest income, as reported		$122,602			$114,473
Net interest margin (5)			3.60%			3.63%
Tax equivalent effect			0.21%			0.21%
Net interest margin on a fully tax equivalent basis (5)			3.81%			3.84%
Effect of acquisition accounting discount accretion on loans acquired through the Taylor Capital merger			(0.24)%			(0.27)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through the Taylor Capital merger			3.57%			3.57%

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

Net interest income on a fully tax equivalent basis increased $8.7 million during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to an increase in average loan balances. The net interest margin, expressed on a fully tax equivalent basis, was 3.81% for the second quarter of 2016 and 3.84% for the second quarter of 2015. Net interest income in the second quarter of 2016 included interest income of $7.7 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in the Taylor Capital merger in the second quarter of 2016 compared to $8.0 million in the second quarter of 2015. Excluding the purchase accounting loan discount accretion on loans acquired through the Taylor Capital merger, our net interest margin on a fully tax equivalent basis would have been 3.57% for the three months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
(dollars in thousands)	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$694,326	$12,277	3.54%	$719,934	$12,624	3.51%
Loans (1) (2)	9,563,981	202,878	4.27	8,603,925	184,989	4.34
Loans exempt from federal income taxes (3)	353,286	8,195	4.59	325,550	6,820	4.19
Taxable investment securities	1,495,749	17,365	2.32	1,550,876	19,936	2.57
Investment securities exempt from federal income taxes (3)	1,350,967	32,954	4.88	1,194,224	29,621	4.96
Federal funds sold	39	—	1.00	71	—	—
Other interest earning deposits	106,974	266	0.50	94,094	119	0.26
Total interest earning assets	13,565,322	$273,935	4.06	12,488,674	$254,109	4.10
Non-interest earning assets	2,048,789			2,009,690
Total assets	$15,614,111			$14,498,364
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$3,972,642	$4,135	0.21%	$3,938,961	$3,229	0.17%
Savings deposit	995,460	333	0.07	962,391	255	0.05
Time deposits	1,804,390	7,106	0.79	1,805,054	5,715	0.64
Short-term borrowings	1,004,742	1,631	0.33	871,953	632	0.15
Long-term borrowings and junior subordinated notes	621,512	4,421	1.41	277,895	3,656	2.62
Total interest bearing liabilities	8,398,746	$17,626	0.42	7,856,254	$13,487	0.35
Non-interest bearing deposits	4,706,351			4,237,144
Other non-interest bearing liabilities	394,133			354,926
Stockholders’ equity	2,114,881			2,050,040
Total liabilities and stockholders’ equity	$15,614,111			$14,498,364
Net interest income/interest rate spread (4)		$256,309	3.64%		$240,622	3.75%
Less: taxable equivalent adjustment		14,403			12,754
Net interest income, as reported		$241,906			$227,868
Net interest margin (5)			3.59%			3.68%
Tax equivalent effect			0.21%			0.21%
Net interest margin on a fully tax equivalent basis (5)			3.80%			3.89%
Effect of acquisition accounting discount accretion on loans acquired through the Merger			(0.24)%			(0.30)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through the Merger			3.56%			3.59%

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

Net interest income on a fully tax equivalent basis increased $15.7 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to an increase in average loans, partially offset by an increase in average borrowings and an increase in the cost of deposits as well as lower average yields earned on interest earning assets. The net interest margin, expressed on a fully tax equivalent basis, was 3.80% for the six months ended June 30, 2016 and 3.89% for the six months ended June 30, 2015. Net interest income in the six months ended June 30, 2016 included interest income of $15.1 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in the Taylor Capital merger in the six months ended June 30, 2016 compared to $16.5 million in the six months ended June 30, 2015. Excluding the purchase accounting loan discount accretion on loans acquired through the Taylor Capital merger, our net interest margin on a fully tax equivalent basis would have been 3.56% for the six months ended June 30, 2016 compared to 3.59% for the six months ended June 30, 2015. This decrease was primarily due to an increase in cost of funds.

Non-interest Income

The following table presents non-interest income for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 (in thousands):

	Three Months Ended
	June 30,
	2016	2015	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$39,615	$35,648	$3,967	11.1%
Lease financing, net	15,708	15,564	144	0.9
Commercial deposit and treasury management fees	11,548	11,062	486	4.4
Trust and asset management fees	8,236	5,752	2,484	43.2
Card fees	4,045	4,409	(364)	(8.3)
Capital markets and international banking fees	2,771	1,508	1,263	83.8
Consumer and other deposit service fees	3,161	3,260	(99)	(3.0)
Brokerage fees	1,315	1,543	(228)	(14.8)
Loan service fees	1,961	1,353	608	44.9
Increase in cash surrender value of life insurance	850	836	14	1.7
Net gain (loss) on investment securities	269	(84)	353	420.2
Net loss on sale of assets	(2)	(7)	5	(71.4)
Other operating income	2,523	2,105	418	19.9
Total non-interest income	$92,000	$82,949	$9,051	10.9%

Non-interest income increased by $9.1 million, or 10.9%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

•	Mortgage banking revenue increased due to higher origination volumes as a result of the favorable interest rate environment and higher gains on sale margins.

•	Trust and asset management fees increased due to the addition of new customers as well as the acquisition of MSA.

•	Capital markets and international banking services fees increased due to higher swap, syndication and M&A advisory fees.

•	Loan service fees increased due to an increase in asset-based lending loan fees as well as higher unused line and letter of credit fees.

The following table presents non-interest income for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 (in thousands):

	Six Months Ended
	June 30,
	2016	2015	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$67,097	$60,192	$6,905	11.5%
Lease financing, net	34,754	40,644	(5,890)	(14.5)
Commercial deposit and treasury management fees	23,426	22,100	1,326	6.0
Trust and asset management fees	16,186	11,466	4,720	41.2
Card fees	7,570	8,336	(766)	(9.2)
Capital markets and international banking fees	5,998	3,436	2,562	74.6
Consumer and other deposit service fees	6,186	6,343	(157)	(2.5)
Brokerage fees	2,473	3,221	(748)	(23.2)
Loan service fees	3,713	2,838	875	30.8
Increase in cash surrender value of life insurance	1,704	1,675	29	1.7
Net gain (loss) on investment securities	269	(544)	813	149.4
Net loss on sale of assets	(50)	(3)	(47)	NM
Other operating income	4,367	4,513	(146)	(3.2)
Total non-interest income	$173,693	$164,217	$9,476	5.8%
NM - Not meaningful

Non-interest income increased by $9.5 million, or 5.8%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

•	Mortgage banking revenue increased due to higher mortgage servicing fees partly offset by lower mortgage origination fees.

•	Trust and asset management fees increased due to the addition of new customers as well as the acquisitions of MSA and the Illinois court-appointed guardianship and special needs trust business.

•	Capital markets and international banking services fees increased due to higher swap, syndication and M&A advisory fees partly offset by lower commercial real estate advisory fees.

•	Commercial deposit and treasury management fees increased due to new customer activity.

•	Loan service fees increased due to higher unused line and letter of credit fees.

•	Lease financing revenues decreased due to lower residual gains and fees from the sale of third-party equipment maintenance contracts.

Non-interest Expenses

The following table presents non-interest expense for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 (in thousands):

	Three Months Ended
	June 30,
	2016	2015	Increase/ (Decrease)	Percentage Change
Non-interest expenses:
Salaries and employee benefits	$95,004	$86,145	$8,859	10.3%
Occupancy and equipment	13,415	12,177	1,238	10.2
Computer services and telecommunication	9,777	8,537	1,240	14.5
Advertising and marketing	2,964	2,497	467	18.7
Professional and legal	3,321	2,413	908	37.6
Other intangibles amortization	1,617	1,509	108	7.2
Branch exit and facilities impairment charges	155	438	(283)	(64.6)
Net loss recognized on other real estate owned and other expense	258	724	(466)	(64.4)
Other operating expenses	21,395	18,297	3,098	16.9
Total non-interest expenses	$147,906	$132,737	$15,169	11.4%

Non-interest expenses increased by $15.2 million, or 11.4%, for the three months ended June 30, 2016 from the three months ended June 30, 2015.

•
Salaries and employee benefits expense was up due to annual pay increases effective in the beginning of the second quarter, new hires and the additional staff from the acquisition of MSA, an increase in bonus expense based on projected company performance through year end, higher health insurance expense and an increase in stock-based compensation expense.

•
Other operating expenses increased primarily due to a $1.5 million contract termination fee related to the anticipated American Chartered integration as well as higher card expenses (higher rewards and product development expense).

•	Computer services and telecommunication expense increased due to higher processing costs as a result of increased customer activity and investments in systems.

•
Occupancy and equipment expense increased due to higher depreciation expense and rental operating expenses as a result of the acquisition of MSA, new offices opened at our mortgage banking segment and an office relocation at our leasing segment.

•	Professional and legal expense increased due to an increase in litigation fees and organizational legal fees related to the setup of a Canadian entity as well as an increase in consulting expense.

Non-interest expenses include $2.6 million and $1.2 million in merger related and repositioning expenses for the three months ended June 30, 2016 and 2015, respectively. The following table presents the detail of the merger related and repositioning expenses (dollars in thousands):

	Three Months Ended
	June 30,
	2016	2015
Merger related and repositioning expenses:
Salaries and employee benefits	$324	$—
Occupancy and equipment expense	8	96
Computer services and telecommunication expense	511	130
Advertising and marketing expense	41	—
Professional and legal expense	101	511
Branch exit and facilities impairment charges	—	438
Other operating expenses	1,581	59
Total merger related and repositioning expenses	$2,566	$1,234

The following table presents non-interest expense for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 (in thousands):

	Six Months Ended
	June 30,
	2016	2015	Increase/ (Decrease)	Percentage Change
Non-interest expenses:
Salaries and employee benefits	$180,595	$170,931	$9,664	5.7%
Occupancy and equipment expense	26,675	25,117	1,558	6.2
Computer services and telecommunication expense	18,832	17,441	1,391	8.0
Advertising and marketing expense	5,842	4,943	899	18.2
Professional and legal expense	5,910	5,083	827	16.3
Other intangibles amortization expense	3,243	3,027	216	7.1
Branch exit and facilities impairment charges	199	7,829	(7,630)	(97.5)
Net (gain) loss recognized on other real estate owned and other expense	(88)	1,620	(1,708)	(105.4)
Prepayment fees on interest bearing liabilities	—	85	(85)	(100.0)
Other operating expenses	42,498	36,581	5,917	16.2
Total non-interest expenses	$283,706	$272,657	$11,049	4.1%

Non-interest expenses increased by $11.0 million, or 4.1%, for the six months ended June 30, 2016 from the six months ended June 30, 2015.

•
Salaries and employee benefits expense was up due to annual pay increases effective in the beginning of the second quarter as well as new hires and the additional staff from the acquisition of MSA; an increase in bonus expense based on projected company performance through year end; and increased temporary help in our IT and mortgage areas as well as higher 401(k) match and profit sharing contribution expense.

•
Other operating expenses increased due to a $2.7 million contingent consideration accrual for our acquisition of Celtic Leasing Corp. as a result of stronger lease residual performance than previously estimated, a $1.5 million contract termination fee related to the anticipated American Chartered integration, higher FDIC premiums (as a result of MB Financial Bank, N.A. (the "Bank") exceeding $10 billion in assets) and higher card expenses (higher rewards and product development expense).

•
Occupancy and equipment expense increased due to higher depreciation expense and rental operating expenses as a result of the acquisition of MSA, new offices opened at our mortgage banking segment and an office relocation at our leasing segment.

•	Professional and legal expense increased due to an increase in litigation and consulting fees.

•	Computer services and telecommunication expense increased due to higher processing costs as a result of increased customer activity and investments in systems.

•	Advertising and marketing expense increased due to increased advertising.

•	Branch exit and facilities impairment charges for the six months ended June 30, 2015 was impacted by the branch exit charges on facilities closed in connection with the Taylor Capital merger.

•
Net (gain) loss recognized on other real estate owned and other expense decreased due to more favorable fair value adjustments on other real estate owned properties during the six months ended June 30, 2015.

Non-interest expenses include $5.9 million and $9.3 million in merger related and repositioning expenses for the six months ended June 30, 2016 and 2015, respectively. The following table presents the detail of the merger related and repositioning expenses (dollars in thousands):

	Six Months Ended
	June 30,
	2016	2015
Merger related and repositioning expenses:
Salaries and employee benefits	$405	$33
Occupancy and equipment expense	8	273
Computer services and telecommunication expense	816	400
Advertising and marketing expense	64	—
Professional and legal expense	198	701
Branch exit and facilities impairment charges	44	7,829
Contingent consideration expense - Celtic acquisition (1)	2,703	—
Other operating expenses	1,615	67
Total merger related and repositioning expenses	$5,853	$9,303

(1)	Resides in other operating expenses in the consolidated statements of operations.

Income Taxes

Income tax expense for the six months ended June 30, 2016 was $39.0 million compared to $35.1 million for the six months ended June 30, 2015. The increase was primarily due to an increase in our pre-tax income during the six months ended June 30, 2016.

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

Net income from our Banking Segment for the three months ended June 30, 2016 increased $1.0 million to $32.6 million compared to the three months ended June 30, 2015. This increase was primarily due to an increase in net interest income driven by loan growth and an increase in non-interest income (trust and asset management fees as well as capital markets and international banking fees) partly offset by higher salaries and employee benefits expense due to annual pay increases, new hires and bonus expense. Net income from our Leasing Segment for the three months ended June 30, 2016 decreased $372 thousand to $4.5 million compared to the three months ended June 30, 2015. Lease financing revenues decreased due to lower fees from the sale of third-party equipment maintenance contracts. This decrease in revenues was partially offset by a decrease in salaries and employee benefits due to lower commissions on lower leasing revenue and a decrease in provision for credit losses. Net income from our Mortgage Banking Segment for the three months ended June 30, 2016 increased $1.8 million to $6.3 million compared to the three months ended June 30, 2015. This increase in net income was due to an increase in mortgage origination fees as a result of higher origination volumes attributable to the favorable interest rate environment and higher gains on sale margins partly offset by higher salaries expense due to annual pay increases and new hires.

Net income from our Banking Segment for the six months ended June 30, 2016 increased $8.2 million to $65.2 million compared to the six months ended June 30, 2015. This increase in net income was primarily due to an increase in net interest income driven by loan growth and an increase in other non-interest income partly offset by higher salaries and employee benefits expense due to annual pay increases, new hires and bonus expense as well as an increase in provision for credit losses expense. Net income from our Leasing Segment for the six months ended June 30, 2016 decreased $3.7 million to $10.0 million compared to the six months ended June 30, 2015. This decrease in net income was primarily due to a decrease in lease financing revenues, as a result of a decrease in residual gains and fees from the sale of third-party equipment maintenance contracts, partly offset by a decrease in commission expense and provision for credit losses expense. Net income from our Mortgage Banking Segment for the six months ended June 30, 2016 increased $2.9 million to $7.3 million compared to the six months ended June 30, 2015. This increase in net income was due to an increase in mortgage servicing fees and net interest income, which was partly offset by lower mortgage origination fees and higher salaries expense due to annual pay increases and new hires.

Balance Sheet

Total assets increased $410.8 million, or 2.6%, to $16.0 billion at June 30, 2016 from December 31, 2015.

•	Cash and cash equivalents increased $44.7 million, or 11.7% from $381.4 million at December 31, 2015 to $426.1 million at June 30, 2016.

•	Investment securities decreased $171.0 million, or 5.8%, from December 31, 2015 to June 30, 2016 mostly as a result of principal payments on our mortgage-backed securities.

•
Total loans, excluding purchased credit-impaired, increased by $408.5 million, or 4.2%, to $10.1 billion at June 30, 2016 from December 31, 2015, as a result of growth in commercial-related and consumer-related loans.

Total liabilities increased by $341.5 million, or 2.5%, to $13.8 billion at June 30, 2016 from December 31, 2015.

•
Total deposits decreased by $69.1 million, or 0.6%, to $11.4 billion at June 30, 2016 from December 31, 2015. Non-interest bearing deposits increased by $148.2 million, or 3.2%, compared to December 31, 2015, while interest bearing deposits decreased by $217.3 million, or 3.2%. The decrease in interest bearing deposits was due to the reduction in balances of certain large money market accounts.

•	Total borrowings increased by $359.3 million, or 22.6%, to $2.0 billion at June 30, 2016 primarily due to the increase in long-term FHLB advances.

Total stockholders’ equity increased $69.3 million to $2.2 billion at June 30, 2016 compared to December 31, 2015 primarily as a result of earnings for the six months ended June 30, 2016 net of dividends declared.

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	June 30, 2016		December 31, 2015		June 30, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$53,674	$54,457	$63,805	$64,611	$64,211	$65,485
States and political subdivisions	369,816	400,948	373,285	396,367	380,221	395,912
Residential mortgage-backed securities	670,480	682,915	759,816	763,549	731,399	741,178
Commercial mortgage-backed securities	98,629	102,452	128,509	130,107	158,935	160,839
Corporate bonds	224,730	225,525	222,784	219,628	245,506	246,468
Equity securities	10,872	11,098	10,757	10,761	10,644	10,669
Total Available for Sale	1,428,201	1,477,395	1,558,956	1,585,023	1,590,916	1,620,551
Held to maturity
States and political subdivisions	960,784	1,023,932	1,016,519	1,052,755	974,032	990,673
Residential mortgage-backed securities	190,631	198,655	214,291	222,012	229,595	241,167
Total Held to Maturity	1,151,415	1,222,587	1,230,810	1,274,767	1,203,627	1,231,840
Total	$2,579,616	$2,699,982	$2,789,766	$2,859,790	$2,794,543	$2,852,391

Loan Portfolio

The following table sets forth the composition of our loan portfolio (excluding loans held for sale) as of the dates indicated showing the balances of legacy loans and loans acquired through the Taylor Capital merger (dollars in thousands):

	June 30, 2016				December 31, 2015
	Legacy (1)	Taylor Capital Acquired (2)	Total	% of Total	Legacy (1)	Taylor Capital Acquired (2)	Total	% of Total
Commercial related credits:
Commercial loans	$3,173,619	$387,881	$3,561,500	35%	$2,908,158	$708,128	$3,616,286	37%
Commercial loans collateralized by assignment of lease payments	1,715,561	78,904	1,794,465	18	1,687,421	91,651	1,779,072	18
Commercial real estate	2,315,379	512,341	2,827,720	28	2,040,339	655,337	2,695,676	27
Construction real estate	355,076	2,731	357,807	3	238,918	13,142	252,060	3
Total commercial related credits	7,559,635	981,857	8,541,492	84	6,874,836	1,468,258	8,343,094	85
Other loans:
Residential real estate	608,893	144,814	753,707	7	466,794	161,375	628,169	6
Indirect vehicle	489,536	1,944	491,480	5	382,000	2,095	384,095	4
Home equity	187,202	11,420	198,622	2	202,231	14,342	216,573	2
Other consumer loans	75,510	265	75,775	1	80,329	332	80,661	1
Total other loans	1,361,141	158,443	1,519,584	15	1,131,354	178,144	1,309,498	13
Total loans excluding purchased credit-impaired loans	8,920,776	1,140,300	10,061,076	99	8,006,190	1,646,402	9,652,592	98
Purchased credit-impaired loans	89,510	47,301	136,811	1	92,429	48,977	141,406	2
Total loans	$9,010,286	$1,187,601	$10,197,887	100%	$8,098,619	$1,695,379	$9,793,998	100%

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

Total loans, excluding purchased credit-impaired, increased by $408.5 million to $10.1 billion at June 30, 2016 from December 31, 2015. Total loans increased by $403.9 million to $10.2 billion at June 30, 2016 from $9.8 billion at December 31, 2015. Residential real estate loan balances have increased from December 31, 2015 as a result of retaining adjustable rate mortgages originated by our Mortgage Banking Segment in our loan portfolio. Construction loans have increased from December 31, 2015 due to draws on new and existing credit lines primarily in the areas of apartments, healthcare and office. Indirect vehicle loans have increased as a result of growth in boat, motorcycle and other recreational vehicle loans.

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

The following table sets forth the amounts of non-performing loans, non-performing assets, potential problem loans, and purchased credit-impaired loans as well as other information regarding asset quality at the dates indicated (dollars in thousands):

	June 30, 2016	December 31, 2015	June 30, 2015
Non-performing loans:
Non-accruing loans	$67,544	$98,065	$91,943
Loans 90 days or more past due, still accruing interest	7,190	6,596	6,112
Total non-performing loans	74,734	104,661	98,055
Other real estate owned	27,663	31,553	28,517
Repossessed assets	459	81	78
Total non-performing assets	$102,856	$136,295	$126,650
Purchased credit-impaired loans	$136,811	$141,406	$164,775
Total allowance for loan and lease losses	$135,614	$128,140	$120,070
Accruing restructured loans (1)	26,715	26,991	16,875
Total non-performing loans to total loans	0.73%	1.07%	1.08%
Total non-performing assets to total assets	0.64	0.87	0.84
Allowance for loan and lease losses to total non-performing loans	181.46	122.43	122.45

(1)	Accruing restructured loans consists of loans that have been modified and are performing in accordance with those modified terms.

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

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the six months ended June 30, 2016 and 2015 (in thousands):

	June 30,
	2016	2015
Beginning balance	$31,553	$19,198
Transfers in at fair value less estimated costs to sell	2,637	13,210
Fair value adjustments	115	(1,842)
Net gains on sales of other real estate owned	819	292
Cash received upon disposition	(7,461)	(2,341)
Ending balance	$27,663	$28,517

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

	June 30, 2016	December 31, 2015

Commercial loans	$66,348	$102,106
Commercial loans collateralized by assignment of lease payments	5,847	7,004
Commercial real estate	27,587	30,831
Total	$99,782	$139,941

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

The commercial related general loss reserve was $109.0 million as of June 30, 2016 and $94.2 million as of December 31, 2015. The increase in the commercial related general loss reserve was due to the overall growth in the loan portfolio. Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

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

The total commercial related specific reserves component of the allowance was $12.2 million as of June 30, 2016 compared to $16.2 million as of December 31, 2015. The decrease in commercial related specific reserves was due to loans that paid off during the second quarter of 2016.

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $14.4 million at June 30, 2016 and $17.8 million at December 31, 2015.

For loans acquired through the Taylor Capital merger, the provision for credit losses for non-purchased credit impaired ("non-PCI") Taylor Capital loans, as accounted for in accordance with ASC 310-20, is calculated using a process similar to the one used for the MBFI legacy portfolio. A general loan loss reserve is calculated for the Taylor Capital renewed and non-renewed loans separately using the same loan loss reserve model used for MBFI legacy loans. The general loan loss reserve is calculated for the four categories of commercial-related loans in our portfolio: commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans. The probability of loans defaulting for each risk rating (referred to as default factors) is estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time. The default factors are multiplied by individual loan balances in each risk rating category and again multiplied by an historical loss given default estimate for each loan type to determine the appropriate allowance. The acquired Taylor Capital loans are risk rated using the MBFI rating methodology. The general loan loss reserve amount is adjusted upward to reflect uncertainty regarding the performance of the acquired portfolios due to our limited history with the borrowers.

For Taylor Capital non-PCI loans that renewed during the period (quarter or year to date), the default factors are multiplied by the loan balance and loss given default estimate to calculate the required reserves. The amount of required reserves is recognized as a provision for credit losses in the statement of operations. For Taylor Capital non-PCI loans that were not renewed subsequent to the merger consummation, the default factors are multiplied by the loan balance and the historical loss given default estimate. The resulting general loan loss reserve is compared to the remaining acquisition accounting discounts related to credit on the non-PCI loans, with the excess to be recognized as a provision for credit losses in the statement of operations.

We recorded a negative provision for credit losses of $3.5 million for acquired loans related to the non-PCI Taylor Capital loans for the six months ended June 30, 2016 primarily due to the reduction in specific reserves. No additional provisions were recorded on the purchased credit impaired Taylor Capital loans accounted for in accordance with ASC 310-30.

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

The following table presents an analysis of the allowance for loan and lease losses for the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Balance at beginning of period	$137,732	$117,189	$131,508	$114,057
Provision for credit losses	2,829	4,296	10,392	9,270
Charge-offs:
Commercial loans	72	57	785	626
Commercial loans collateralized by assignment of lease payments	2,347	100	2,921	100
Commercial real estate	1,720	108	2,072	2,142
Construction real estate	144	3	144	6
Residential real estate	476	318	844	897
Home equity	619	276	857	720
Indirect vehicles	651	627	1,582	1,501
Other consumer loans	395	500	807	924
Total charge-offs	6,424	1,989	10,012	6,916
Recoveries:
Commercial loans	952	816	1,332	1,058
Commercial loans collateralized by assignment of lease payments	467	340	517	1,089
Commercial real estate	1,843	2,561	2,437	3,936
Construction real estate	17	35	44	37
Residential real estate	82	8	106	80
Home equity	193	160	511	261
Indirect vehicles	501	545	964	1,020
Other consumer loans	141	169	534	238
Total recoveries	4,196	4,634	6,445	7,719
Net charge-offs	2,228	(2,645)	3,567	(803)
Allowance for credit losses	138,333	124,130	138,333	124,130
Allowance for unfunded credit commitments	(2,719)	(4,060)	(2,719)	(4,060)
Allowance for loan and lease losses	$135,614	$120,070	$135,614	$120,070
Total loans	$10,197,887	$9,093,956	$10,197,887	$9,093,956
Ratio of allowance to total loans	1.33%	1.32%	1.33%	1.32%
Ratio of net charge-offs to average loans	0.09	(0.12)	0.07	(0.02)

Net charge-offs of $3.6 million were recorded in the six months ended June 30, 2016 compared to net recoveries of $803 thousand in the six months ended June 30, 2015. A provision for credit losses of $10.4 million was recorded for the six months ended June 30, 2016 compared to $9.3 million for the six months ended June 30, 2015.

The provision for credit losses for the six months ended June 30, 2016 included a provision for credit losses of $13.9 million for the legacy MB Financial portfolio and a negative provision for credit losses of $3.5 million related to the acquired Taylor Capital portfolio for loan renewals subsequent to the acquisition date. In addition, included in the table above are net recoveries for the acquired Taylor Capital loans of $1.1 million for the six months ended June 30, 2016.

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

Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, healthcare, material handling and general manufacturing equipment.

Lease investments by categories follow (in thousands):

	June 30, 2016	December 31, 2015	June 30, 2015
Direct finance leases:
Minimum lease payments	$381,479	$392,901	$333,463
Estimated unguaranteed residual values	73,076	74,411	67,763
Less: unearned income	(32,392)	(34,675)	(28,805)
Direct finance leases (1)	$422,163	$432,637	$372,421
Leveraged leases:
Minimum lease payments	$1,575	$3,286	$6,132
Estimated unguaranteed residual values	293	523	938
Less: unearned income	(56)	(126)	(271)
Less: related non-recourse debt	(1,535)	(3,199)	(5,948)
Leveraged leases (1)	$277	$484	$851
Operating leases:
Equipment, at cost	$354,158	$318,843	$269,206
Less accumulated depreciation	(120,838)	(107,156)	(101,240)
Lease investments, net	$233,320	$211,687	$167,966

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leverage leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $63.4 million at June 30, 2016, $55.0 million at December 31, 2015 and $45.4 million at June 30, 2015.

At June 30, 2016, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2016	$3,888	$171	$9,689	$13,748
2017	19,217	103	9,327	28,647
2018	16,152	19	11,419	27,590
2019	15,667	—	10,421	26,088
2020	10,535	—	12,713	23,248
Thereafter	7,617	—	24,214	31,831
	$73,076	$293	$77,783	$151,152

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are generally reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. To mitigate this risk of loss, we seek to diversify both the type of equipment leased and the industries in which the lessees participate. Often times, there are several individual lease schedules under one master lease. There were 4,010 leases at June 30, 2016 compared to 4,369 at December 31, 2015.  The average residual value per lease schedule was approximately $38 thousand at June 30, 2016 and $33 thousand at December 31, 2015.  The average residual value per master lease schedule was approximately $166 thousand at June 30, 2016 and $132 thousand at December 31, 2015, respectively.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities were $71.9 million for the six months ended June 30, 2016 compared to net cash flows provided by operating activities of $46.0 million for the six months ended June 30, 2015.  The change was primarily due to lower net originations of loans held for sale.

Cash flows from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the six months ended June 30, 2016, the Company had net cash flows used in investing activities of $286.1 million compared to net cash flows used in investing activities of $220.9 million for the six months ended June 30, 2015.  The change was primarily due to the increase in loans offset by less purchases of investment securities during the six months ended June 30, 2016.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the six months ended June 30, 2016, the Company had net cash flows provided by financing activities of $258.8 million compared to net cash flows provided by financing activities of $297.2 million for the six months ended June 30, 2015.  The change in cash flows from financing activities was primarily due to a smaller net increase in borrowings offset by a smaller net decrease in deposits compared to the six months ended June 30, 2015.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at June 30, 2016, there were no firm lending commitments in place, management believes that we could borrow approximately $420.5 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago ("FHLB").  As of June 30, 2016, the Company had $1.5 billion outstanding in FHLB advances, and could borrow an additional amount of approximately $504.6 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of June 30, 2016, the Company had approximately $1.6 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. We also maintain a $35.0 million unsecured line of credit at the holding company level with a correspondent bank. Nothing was outstanding on the line of credit as of June 30, 2016. The line of credit is scheduled to mature on December 17, 2016. The holding company had $86.9 million in cash as of June 30, 2016.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations at June 30, 2016 as compared to December 31, 2015.

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

At June 30, 2016, the Company’s total risk-based capital ratio was 12.81%, Tier 1 capital to risk-weighted assets ratio was 11.77%, common equity Tier 1 capital to risk-weighted assets ratio was 9.52% and Tier 1 capital to average asset ratio was

10.41%. At June 30, 2016, MB Financial Bank’s total risk-based capital ratio was 11.74%, Tier 1 capital to risk-weighted assets ratio was 10.69%, common equity Tier 1 capital to risk-weighted assets ratio was 10.69% and Tier 1 capital to average asset ratio was 9.45%. MB Financial Bank was categorized as “Well-Capitalized” at June 30, 2016 under the regulations of the Office of the Comptroller of the Currency.

The Company and MB Financial Bank must maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement is to be phased in beginning on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019. At June 30, 2016, the Company and MB Financial Bank maintained capital above the 0.625% conservation buffer that was phased in at the beginning of 2016.

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from the pending MB Financial-American Chartered merger might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from originated loans and loans acquired from other financial institutions; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior, net interest margin and the value of our mortgage servicing rights; (5) the possibility that our mortgage banking business may experience increased volatility in its revenues and earnings and the possibility that the profitability of our mortgage banking business could be significantly reduced if we are unable to originate and sell mortgage loans at profitable margins or if changes in interest rates negatively impact the value of our mortgage servicing rights; (6) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (7) fluctuations in real estate values; (8) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (9) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (10) our ability to realize the residual values of our direct finance, leveraged and operating leases; (11) our ability to access cost-effective funding; (12) changes in financial markets; (13) changes in economic conditions in general and in the Chicago metropolitan area in particular; (14) the costs, effects and outcomes of litigation; (15) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in capital requirements pursuant to the Dodd-Frank Act, changes in the interpretation and/or application of laws and regulations by regulatory authorities, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (16) changes in accounting principles, policies or guidelines; (17) our future acquisitions of other depository institutions or lines of business; and (18) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2016 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.

The table is intended to provide an approximation of the projected repricing of assets and liabilities at June 30, 2016 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates. Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10%, and 6%, respectively, in the first three months, 11%, 26%, and 15%, respectively, in the next nine months, 52%, 58%, and 57%, respectively, from one year to five years, and 33%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$120,754	$1,182	$1,150	$—	$123,086
Investment securities	288,893	399,597	1,391,410	679,142	2,759,042
Loans held for sale	843,379	—	—	—	843,379
Loans, including covered loans	4,900,391	1,706,182	3,363,648	227,666	10,197,887
Total interest earning assets	$6,153,417	$2,106,961	$4,756,208	$906,808	$13,923,394
Interest Bearing Liabilities:
NOW, money market and interest bearing deposits	$186,426	$725,422	$2,106,975	$752,288	$3,771,111
Savings deposits	55,976	157,792	580,360	227,717	1,021,845
Time deposits	381,992	749,691	736,093	—	1,867,776
Short-term borrowings	1,052,788	56,320	124,226	13,660	1,246,994
Long-term borrowings	382,486	19,971	113,465	2,623	518,545
Junior subordinated notes issued to capital trusts	185,925	—	—	—	185,925
Total interest bearing liabilities	$2,245,593	$1,709,196	$3,661,119	$996,288	$8,612,196
Rate sensitive assets (RSA)	$6,153,417	$8,260,378	$13,016,586	$13,923,394	$13,923,394
Rate sensitive liabilities (RSL)	2,245,593	3,954,789	7,615,908	8,612,196	8,612,196
Cumulative GAP (GAP=RSA-RSL)	3,907,824	4,305,589	5,400,678	5,311,198	5,311,198
RSA/Total assets	38.47%	51.64%	81.38%	87.04%	87.04%
RSL/Total assets	14.04	24.72	47.61	53.84	53.84
GAP/Total assets	24.43	26.92	33.76	33.20	33.20
GAP/RSA	63.51	52.12	41.49	38.15	38.15

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	June 30, 2016		December 31, 2015
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$25,075	5.29%	$32,845	6.91%
+ 1.00%	13,517	2.85	16,486	3.47
- 1.00%	(11,022)	(2.32)	(21,122)	(4.44)

In the interest rate sensitivity table above, changes in net interest income between June 30, 2016 and December 31, 2015 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to higher cost certificates of deposit in a rising rate environment.

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

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2016 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended June 30, 2016, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information for the three months ended June 30, 2016 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
April 1, 2016 — April 30, 2016	207	$35.08	—	$—
May 1, 2016 — May 31, 2016	—	—	—	—
June 1, 2016 — June 30, 2016	21,258	36.32	—	—
Total	21,465	$36.31	—

(1)	Includes shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

Date:	August 5, 2016	By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2016	By:	/s/Randall T. Conte
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
Form of Change in Control Severance Agreement between MB Financial Bank, National Association and Mark A. Heckler (incorporated herein by reference to Exhibit 10.4C to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 0-24566-01))

10.4D
Form of Change in Control Severance Agreement between MB Financial Bank, National Association and Randall T. Conte (incorporated herein by reference to Exhibit 10.4D to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-36599))

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

10.8
MB Financial Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.9
MB Financial Non-Stock Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.10
Avondale Federal Savings Bank Supplemental Executive Retirement Plan Agreement (incorporated herein by reference to Exhibit 10.2 to the Annual Report on Form 10-K of MB Financial, Inc., a Delaware corporation (then known as Avondale Financial Corp.) for the year ended December 31, 1996 (File No. 0-24566))

10.11
Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Mitchell Feiger (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.11A
Form of Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock between MB Financial, Inc. and Rosemarie Bouman, Mark A. Heckler and Brian J. Wildman (incorporated herein by reference to Exhibit 10.11A to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 0-24566-01))

10.12
Agreement Regarding Salary Adjustment and Portion of Salary Payable by Stock, dated as of December 21, 2009, between MB Financial, Inc. and Jill E. York (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-24566-01))

10.13
Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 14, 2004 (File No. 0-24566-01))

10.13A
Amendment to Amended and Restated Employment Agreement between MB Financial Bank, N.A. and Ronald D. Santo ((incorporated herein by reference to Exhibit 10.13A to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on March 2, 2007 (File No. 0-24566-01))

10.15
Tax Gross Up Agreements between the Registrant and each of Mitchell Feiger, Jill E. York and Brian Wildman (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.15A
Tax Gross Up Agreement between the Registrant and Rosemarie Bouman (incorporated herein by reference to Exhibit 10.15A to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 0-24566-01))

10.16
Form of Incentive Stock Option Agreement for Executive Officers under the Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-24566-01))

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

101
The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith