Form 10-Q
period 2016-09-30
MB FINANCIAL INC /MD
filed 2016-11-09
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

There were issued and outstanding 83,577,088 shares of the Registrant’s common stock as of November 9, 2016.

MB FINANCIAL, INC.

FORM 10-Q

September 30, 2016

i

PART I.        FINANCIAL INFORMATION

Item 1.	Financial Statements

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$351,009	$307,869
Interest earning deposits with banks	125,250	73,572
Total cash and cash equivalents	476,259	381,441
Investment securities:
Securities available for sale, at fair value	1,859,356	1,585,023
Securities held to maturity, at amortized cost ($1,175,838 fair value at September 30, 2016 and $1,274,767 at December 31, 2015)	1,115,262	1,230,810
Non-marketable securities - FHLB and FRB stock	146,209	114,233
Total investment securities	3,120,827	2,930,066
Loans held for sale	899,412	744,727
Loans:
Total loans, excluding purchased credit impaired loans	12,379,358	9,652,592
Purchased credit impaired loans	161,338	141,406
Total loans	12,540,696	9,793,998
Less: Allowance for loan and lease losses	139,528	128,140
Net loans	12,401,168	9,665,858
Lease investments, net	277,647	211,687
Premises and equipment, net	283,112	236,013
Cash surrender value of life insurance	199,628	136,953
Goodwill	993,799	725,070
Other intangibles	65,395	44,812
Mortgage servicing rights, at fair value	154,730	168,162
Other real estate owned, net	33,105	31,553
Other real estate owned related to FDIC-assisted transactions	5,177	10,717
Other assets	431,623	297,948
Total assets	$19,341,882	$15,585,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$6,410,334	$4,627,184
Interest bearing	7,868,932	6,878,031
Total deposits	14,279,266	11,505,215
Short-term borrowings	1,496,319	1,005,737
Long-term borrowings	311,645	400,274
Junior subordinated notes issued to capital trusts	209,159	186,164
Accrued expenses and other liabilities	482,085	400,333
Total liabilities	16,778,474	13,497,723
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 10,000,000 shares at September 30, 2016 and December 31, 2015; Series A, 8% perpetual non-cumulative, 4,000,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, $25 liquidation value; Series B, 8% cumulative voting convertible, 525 shares issued and outstanding at September 30, 2016 and none issued and outstanding at December 31, 2015)	116,507	115,280
Common stock, ($0.01 par value; authorized 120,000,000 shares at September 30, 2016 and 100,000,000 shares at December 31, 2015; issued 85,547,217 shares at September 30, 2016 and 75,566,885 shares at December 31, 2015)	855	756
Additional paid-in capital	1,674,341	1,280,870
Retained earnings	809,769	731,812
Accumulated other comprehensive income	23,763	15,777
Less: 1,991,960 and 1,888,556 shares of treasury common stock, at cost, at September 30, 2016 and December 31, 2015, respectively	(62,084)	(58,504)
Controlling interest stockholders’ equity	2,563,151	2,085,991
Non-controlling interest	257	1,293
Total stockholders’ equity	2,563,408	2,087,284
Total liabilities and stockholders’ equity	$19,341,882	$15,585,007

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Loans:
Taxable	$118,675	$100,573	$333,829	$298,187
Nontaxable	2,846	2,283	8,173	6,716
Investment securities:
Taxable	8,844	9,655	26,209	29,591
Nontaxable	10,382	10,752	31,802	30,005
Other interest earning accounts	164	89	430	208
Total interest income	140,911	123,352	400,443	364,707
Interest expense:
Deposits	6,681	5,102	18,255	14,301
Short-term borrowings	1,092	395	2,723	1,027
Long-term borrowings and junior subordinated notes	2,367	1,886	6,788	5,542
Total interest expense	10,140	7,383	27,766	20,870
Net interest income	130,771	115,969	372,677	343,837
Provision for credit losses	6,549	5,358	16,941	14,628
Net interest income after provision for credit losses	124,222	110,611	355,736	329,209
Non-interest income:
Mortgage banking revenue	49,095	30,692	116,192	90,884
Lease financing revenue, net	18,864	20,000	53,618	60,644
Commercial deposit and treasury management fees	12,957	11,472	36,383	33,572
Trust and asset management fees	8,244	6,002	24,430	17,468
Card fees	4,161	3,335	11,731	11,671
Capital markets and international banking fees	3,313	2,357	9,311	5,793
Consumer and other deposit service fees	3,559	3,499	9,745	9,842
Brokerage fees	1,294	1,281	3,767	4,502
Loan service fees	1,792	1,531	5,505	4,369
Increase in cash surrender value of life insurance	1,055	852	2,759	2,527
Net gain (loss) on investment securities	—	371	269	(173)
Net gain (loss) on sale of assets	5	1	(45)	(2)
Other operating income	4,048	858	8,415	5,371
Total non-interest income	108,387	82,251	282,080	246,468
Non-interest expenses:
Salaries and employee benefits	111,478	87,891	292,073	258,822
Occupancy and equipment	14,766	12,458	41,441	37,575
Computer services and telecommunication	12,836	8,567	31,668	26,008
Advertising and marketing	3,084	2,578	8,926	7,521
Professional and legal	4,460	1,801	10,370	6,884
Other intangibles amortization	1,674	1,542	4,917	4,569
Branch exit and facilities impairment charges	(2,908)	70	(2,709)	7,899
Net (gain) loss recognized on other real estate owned and other related expenses	(721)	577	(809)	2,197
Prepayment fees on interest bearing liabilities	—	—	—	85
Other operating expenses	25,716	18,782	68,214	55,363
Total non-interest expenses	170,385	134,266	454,091	406,923
Income before income taxes	62,224	58,596	183,725	168,754
Income tax expense	17,805	18,318	56,780	53,413
Net income	44,419	40,278	126,945	115,341
Dividends on preferred shares	2,004	2,000	6,004	6,000
Net income available to common stockholders	$42,415	$38,278	$120,941	$109,341

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
(Amounts in thousands, except share and per share data) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Common share data:
Basic earnings per common share	$0.55	$0.52	$1.62	$1.47
Diluted earnings per common share	0.54	0.51	1.60	1.45
Weighted average common shares outstanding for basic earnings per common share	77,506,885	74,297,281	74,780,943	74,478,164
Diluted weighted average common shares outstanding for diluted earnings per common share	78,683,170	75,029,827	75,727,580	75,154,585

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$44,419	$40,278	$126,945	$115,341
Unrealized holding (losses) gains on investment securities, net of reclassification adjustments	(7,679)	4,989	15,603	3,507
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale	(554)	(1,010)	(2,081)	(2,669)
Reclassification adjustments for (gains) losses included in net income	—	(371)	(269)	173
Other comprehensive (loss) income, before tax	(8,233)	3,608	13,253	1,011
Income tax benefit (expense) related to items of other comprehensive (loss) income	3,265	(1,418)	(5,267)	(399)
Other comprehensive (loss) income, net of tax	(4,968)	2,190	7,986	612
Comprehensive income	$39,451	$42,468	$134,931	$115,953

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2016 and 2015
(Amounts in thousands, except per share data) (Unaudited)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2014	$115,280	$751	$1,267,761	$629,677	$20,356	$(6,974)	$1,435	$2,028,286
Net income	—	—	—	115,341	—	—	211	115,552
Other comprehensive income, net of tax	—	—	—	—	612	—	—	612
Issuance of common stock	—	—	218	—	—	—	—	218
Cash dividends declared on preferred shares	—	—	—	(6,000)	—	—	—	(6,000)
Cash dividends declared on common shares ($0.48 per share)	—	—	—	(36,229)	—	—	—	(36,229)
Restricted common stock activity, net of tax	—	5	(1,841)	—	—	2,876	—	1,040
Stock option activity, net of tax	—	—	(133)	—	—	—	—	(133)
Repurchase of common shares	—	—	—	—	—	(47,215)	—	(47,215)
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	360	—	—	(3,945)	—	(3,585)
Stock-based compensation expense	—	—	10,983	—	—	—	—	10,983
Distributions to non-controlling interest	—	—	—	—	—	—	(301)	(301)
Balance at September 30, 2015	$115,280	$756	$1,277,348	$702,789	$20,968	$(55,258)	$1,345	$2,063,228

Balance at December 31, 2015	$115,280	$756	$1,280,870	$731,812	$15,777	$(58,504)	$1,293	$2,087,284
Net income	—	—	—	126,945	—	—	139	127,084
Other comprehensive income, net of tax	—	—	—	—	7,986	—	—	7,986
Issuance of preferred and common stock due to business combination	1,227	97	383,775	—	—	—	—	385,099
Cash dividends declared on preferred shares	—	—	—	(6,004)	—	—	—	(6,004)
Cash dividends declared on common shares ($0.55 per share)	—	—	—	(42,984)	—	—	—	(42,984)
Restricted common stock activity, net of tax	—	1	(2,263)	—	—	750	—	(1,512)
Stock option activity, net of tax	—	1	272	—	—	(157)	—	116
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	381	—	—	(4,173)	—	(3,792)
Stock-based compensation expense	—	—	12,573	—	—	—	—	12,573
Purchase of additional investment in subsidiary from minority owners	—	—	(1,267)	—	—	—	(1,069)	(2,336)
Distributions to non-controlling interest	—	—	—	—	—	—	(106)	(106)
Balance at September 30, 2016	$116,507	$855	$1,674,341	$809,769	$23,763	$(62,084)	$257	$2,563,408

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$126,945	$115,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and leased equipment	55,259	45,550
Branch exit and facilities impairment charges	(2,709)	7,899
Compensation expense for share-based payment plans	12,573	10,983
Net (gain) loss on sales of premises and equipment and leased equipment	(255)	1,800
Amortization of other intangibles	4,917	4,569
Provision for credit losses	16,941	14,628
Deferred income tax expense	26,208	13,521
Amortization of premiums and discounts on investment securities, net	34,968	35,441
Accretion of discounts on loans, net	(25,426)	(26,365)
Accretion of FDIC indemnification asset	—	(72)
Net (gain) loss on investment securities	(269)	173
Proceeds from sale of loans held for sale	4,601,291	5,500,778
Origination of loans held for sale	(4,694,890)	(5,450,842)
Net gain on sale of loans held for sale	(41,518)	(25,449)
Change in fair value of mortgage servicing rights	59,894	40,568
Net (gain) loss on other real estate owned	(1,823)	2,070
Net loss (gain) on other real estate owned related to FDIC-assisted transactions	448	(296)
Increase in cash surrender value of life insurance	(2,759)	(2,527)
Increase in other assets, net	(162,260)	(120,160)
Increase (decrease) in other liabilities, net	22,618	(8,576)
Net cash provided by operating activities	30,153	159,034
Cash Flows From Investing Activities
Proceeds from sales of investment securities available for sale	19,023	28,356
Proceeds from maturities and calls of investment securities available for sale	212,283	206,378
Purchases of investment securities available for sale	(19,905)	(148,374)
Proceeds from maturities and calls of investment securities held to maturity	115,040	61,521
Purchases of investment securities held to maturity	(12,690)	(295,857)
Purchases of non-marketable securities - FHLB and FRB stock	(15,999)	(35,831)
Redemption of non-marketable securities - FHLB and FRB stock	23	20,000
Net increase in loans	(780,864)	(248,219)
Purchases of mortgage servicing rights	(3,423)	(785)
Proceeds from sale of mortgage servicing rights	—	103,105
Purchases of premises and equipment and leased equipment	(125,372)	(64,149)
Proceeds from sales of premises and equipment and leased equipment	5,194	3,993
Capital improvements on other real estate owned	(96)	—
Proceeds from sale of other real estate owned	8,081	3,153
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	7,105	9,674
Net cash paid in business acquisition	(9,010)	—
Purchase of additional investment in subsidiary from minority owners	(2,336)	—
Net proceeds from FDIC related covered assets	(3,182)	(6,831)
Net cash used in investing activities	(606,128)	(363,866)
Cash Flows From Financing Activities
Net increase in deposits	384,628	263,636
Net increase in short-term borrowings	442,277	9,114
Proceeds from long-term borrowings	182,247	27,159
Principal paid on long-term borrowings	(286,877)	(14,900)
Treasury stock transactions, net	(3,792)	(50,800)
Stock options exercised	1,062	499
Excess tax expense from share-based payment arrangements	—	241
Dividends paid on preferred stock	(6,004)	(6,000)
Dividends paid on common stock	(42,748)	(35,953)
Net cash provided by financing activities	670,793	192,996
Net increase (decrease) in cash and cash equivalents	$94,818	$(11,836)
Cash and cash equivalents:
Beginning of period	381,441	312,081
End of period	$476,259	$300,245

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Amounts in Thousands) (Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and on other borrowed funds	$26,952	$21,656
Income tax payments, net	4,576	(4,958)
Supplemental Schedule of Noncash Investing Activities:
Investment securities available for sale sold not settled	$(9,741)	$—
Investment securities held to maturity purchased not settled	440	11,656
Loans held for sale transferred to loans held for investment	—	44,078
Loans transferred to other real estate owned	3,566	15,612
Loans transferred to other real estate owned related to FDIC-assisted transactions	1,145	3,221
Loans transferred to repossessed assets	2,796	777
Operating leases rewritten as direct finance leases included as loans	642	6,940
Supplemental Schedule of Noncash Investing Activities From Acquisitions:
Noncash assets acquired:
Investment securities available for sale	$505,564	$—
Non-marketable securities - FHLB and FRB stock	16,000	—
Loans	1,952,826	—
Premises and equipment	39,061	—
Cash surrender value of life insurance	59,917	—
Goodwill	268,729	—
Core deposit intangible	25,500	—
Other real estate owned	4,148	—
Other assets	27,615	—
Total noncash assets acquired	$2,899,360	$—
Liabilities assumed:
Deposits	$2,389,423	$—
Short-term borrowings	48,305	—
Long-term borrowings	16,000	—
Junior subordinated notes issued to capital trusts	28,075	—
Other liabilities	23,477	—
Total liabilities assumed	$2,505,280	$—

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

 These unaudited consolidated financial statements include the accounts of MB Financial, Inc., a Maryland corporation (the “Company”), and its subsidiaries, including its wholly owned national bank subsidiary, MB Financial Bank, N.A. (“MB Financial Bank”), based in Chicago, Illinois. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial condition, results of operations and cash flows for the interim periods have been made. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.
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

ASC Topic 805 "Business Combinations." New authoritative accounting guidance under ASC Topic 805, "Business Combinations" amended prior guidance to require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The new guidance requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. It also requires an entity to present separately on the face of the statement of operations or disclose in the notes the portion of the amount recorded in current-period earnings by line items that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted this new authoritative guidance on January 1, 2016, and it did not have an impact on the Company's statements of operations or financial condition.

ASC Topic 606 "Revenue from Contracts with Customers." New authoritative accounting guidance under ASC Topic 606, "Revenue from Contracts with Customers" amended prior guidance to require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and to provide clarification on identifying performance obligations and licensing implementation guidance. The new authoritative guidance was initially effective for reporting periods after January 1, 2017 but was deferred to

January 1, 2018. The Company is evaluating the new guidance but does not expect it to have a significant impact on the Company's statements of operations or financial condition.

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

ASC Topic 718 "Compensation - Stock Compensation." New authoritative accounting guidance under ASC Topic 718 "Compensation - Stock Compensation" amended prior guidance on several aspects, including the income tax consequences, classification of awards as either equity or liability, and classification on the statement of cash flows. The new authoritative guidance allows for all excess tax benefits and tax deficiencies to be recognized as income tax benefit or expense in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. For the statement of cash flows, excess tax benefits should be classified along with other income tax cash flows as an operating activity, and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. The new authoritative guidance also allows an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The new authoritative guidance will be effective for reporting periods after January 1, 2017 and early adoption is permitted. The Company early adopted the new guidance in the third quarter of 2016, and as a result, recorded a $1.8 million tax benefit in the Company's statements of operations. The Company has also elected to account for forfeitures when they occur.

ASC Topic 326 "Financial Instruments - Credit Losses." New authoritative accounting guidance under ASC Topic 326 "Financial Instruments - Credit Losses" amended the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses rather than a write-down. The new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is evaluating the new guidance and its impact on the Company's statements of operations or financial condition.

ASC Topic 230 "Statement of Cash Flows." New authoritative accounting guidance under ASC Topic 230 "Statement of Cash Flows" addresses eight specific cash flow classification issues with the objective of reducing the existing diversity in practice. The new authoritative guidance will be effective for reporting periods after January 1, 2018. This new authoritative guidance is not expected to have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 740 "Income Taxes." New authoritative accounting guidance under ASC Topic 740 "Income Taxes" amends prior guidance to require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new authoritative guidance will be effective for reporting periods after January 1, 2018. The Company is evaluating the new guidance and its impact on the Company's statements of operations or financial condition.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Distributed earnings allocated to common stock	$16,114	$12,733	$42,984	$36,227
Undistributed earnings	28,305	27,545	83,961	79,114
Net income	44,419	40,278	126,945	115,341
Less: preferred stock dividends	2,004	2,000	6,004	6,000
Net income available to common stockholders for basic earnings per common share	42,415	38,278	120,941	109,341
Plus: preferred stock dividends on convertible preferred stock	4	—	4	—
Less: earnings allocated to participating securities	2	2	6	5
Earnings allocated to common stockholders for diluted earnings per common share	$42,417	$38,276	$120,939	$109,336
Weighted average shares outstanding for basic earnings per common share	77,506,885	74,297,281	74,780,943	74,478,164
Dilutive effect of equity awards	1,176,285	732,546	946,637	676,421
Weighted average shares outstanding for diluted earnings per common share	78,683,170	75,029,827	75,727,580	75,154,585
Basic earnings per common share	$0.55	$0.52	$1.62	$1.47
Diluted earnings per common share	0.54	0.51	1.60	1.45

Note 4.	Business Combinations

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

This business combination was accounted for under the acquisition method of accounting. Accordingly, the results of operations of the acquired company were included in the Company’s results of operations starting on January 1, 2016. Under this method of accounting, assets and liabilities acquired are recorded at their estimated fair values, net of applicable income tax effects. The excess cost over fair value of net assets acquired was recorded as goodwill. The Company recorded $13.5 million in goodwill and $8.8 million in other intangibles as a result of this acquisition. The amounts recognized for the business combination in the financial statements as of June 30, 2016 were determined to be final.

American Chartered Bancorp, Inc. Effective August 24, 2016, American Chartered Bancorp, Inc. ("American Chartered"), an Illinois corporation, was merged (the "Merger") with and into MB Financial, Inc., a Maryland corporation ("MB Financial"), pursuant to the Agreement and Plan of Merger, dated as of November 20, 2015 (the "Merger Agreement"), by and between MB Financial and American Chartered. This transaction continues to solidify the Company's market position in Chicago. At the effective time of the Merger (the "Effective Time"), (i) each share of the common stock, no par value, of American Chartered ("American Chartered Common Stock") that was issued and outstanding immediately prior to the Effective Time, (ii) each share of American Chartered’s 8% Cumulative Voting Convertible Preferred Stock, Series D ("American Chartered Series D Preferred Stock"), that was issued and outstanding immediately prior to the Effective Time whose holder elected pursuant to American Chartered’s charter to receive the same consideration in the Merger as holders of American Chartered Common Stock, based on the number of shares of American Chartered Common Stock into which such share of American Chartered Series D Preferred Stock would otherwise then be convertible, and (iii) each share of American Chartered Non-Voting Perpetual Preferred Stock, Series F, that was issued and outstanding immediately prior to the Effective Time, was converted into the right to receive, subject to the election and proration procedures set forth in the Merger Agreement: (1) cash in the amount of $9.30 (the "Cash Consideration") or (2) 0.2732 shares of the Company's common stock, with cash paid in lieu of fractional Company shares determined by multiplying the fractional Company share amount by $39.01 (the average closing sale price of the Company's common stock for the five full trading days ending on August 23, 2016) (the "Stock Consideration"). The holders of such shares of American Chartered stock also could elect to receive a combination of the Cash Consideration and the Stock Consideration for their shares. Each share of American Chartered Series D Preferred Stock whose holder did not elect to receive the same consideration in the Merger as holders of American Chartered Common Stock, based on the number of shares of American Chartered Common Stock into which such share of American Chartered Series D Preferred Stock would otherwise then be convertible, was converted into the right to receive one share of the Company's 8% cumulative voting convertible preferred stock, Series B. Consideration paid was $487.4 million, including $382.8 million in common stock (9.7 million shares), $102.3 million in cash and $2.3 million in preferred stock and stock-based awards assumed. The $102.3 million in cash consideration includes payments for the value of the net option shares of the American Chartered stock options pursuant to the Agreement and Plan of Merger.

This business combination was accounted for under the acquisition method of accounting. Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, the assets acquired, liabilities assumed and consideration paid are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. In the event that the fair value of net assets acquired exceeds the cost, the Company will record a gain on the acquisition. As the consideration paid for American Chartered exceeded the net assets acquired, goodwill of $268.8 million was recorded on the acquisition and allocated to the banking segment. Goodwill recorded in the transaction, which reflects the increased Chicago market share and related synergies expected from the combined operations, is not tax deductible. The amounts recognized for the business combination in the financial statements as of September 30, 2016 have been determined only provisionally as fair values continue to be assessed.

Estimated fair values of the assets acquired and liabilities assumed in the American Chartered transaction, as of the closing date of the transaction were as follows (in thousands):

August 24, 2016
ASSETS
Cash and cash equivalents	$93,307
Investment securities available for sale	505,564
Non-marketable securities - FRB and FHLB Stock	16,000
Loans	1,952,826
Premises and equipment	39,061
Cash surrender value of life insurance	59,917
Goodwill	268,758
Other intangibles	25,500
Other real estate owned	4,148
Other assets	27,615
Total assets	$2,992,696
LIABILITIES
Deposits	$2,389,423
Short-term borrowings	48,305
Long-term borrowings	16,000
Junior subordinated notes issued to capital trusts	28,075
Accrued expenses and other liabilities	23,477
Total liabilities	$2,505,280
Total identifiable net assets	$487,416

Consideration:
Market value of common stock at $39.28 per share at August 24, 2016 (9,744,636 shares of common stock issued)	$382,769
Series B preferred stock at $2,337.97 per share at August 24, 2016 (525 shares of preferred stock issued) (1)	1,227
Stock-based compensation attributed to pre-business combination service	1,103
Cash paid	102,317
Total fair value of consideration, excluding Series B preferred stock	$487,416

(1)	Per share fair value amount determined as if the shares of Series B were converted into shares common stock.

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

For pass rated loans (non-purchased credit-impaired loans), the difference between the estimated fair value of the loans and the principal outstanding is accreted over the remaining life of the loans. The accretable discount for the non-purchased credit-impaired loans was $29.0 million as of the date of the acquisition.

In accordance with ASC 310-30, for both purchased non-impaired loans (performing substandard loans) and purchased credit-impaired loans, the loans are pooled by loan type and the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan pools when there is a reasonable expectation about the amount and timing of such cash flows. The non-accretable and accretable discount for the purchased credit-impaired loans was $4.3 million and $805 thousand, respectively, as of the date of the acquisition.

The following table presents the acquired loans as of the acquisition date (in thousands):

	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans
Fair value	$24,575	$1,928,251
Gross contractual amounts receivable	31,408	2,207,765
Best estimate of contractual cash flows not expected to be collected (1)	5,048	129,027
Best estimate of contractual cash flows expected to be collected	26,360	2,078,738

(1)	Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

The Company incurred costs of $1.8 million directly related to the consummation of the merger for the nine months ended September 30, 2016, which is recorded in professional and legal fees on the statement of operations. The data processing systems were converted in September 2016.

The following table provides the unaudited pro forma information for the results of operations for the nine months ended September 30, 2016 and 2015, as if the acquisition had occurred January 1, 2015. The pro forma results combine the historical results of American Chartered into the Company's consolidated statement of operations including the impact of certain acquisition accounting adjustments including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2015. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The merger related expenses that have been recognized are included in net income in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
(in thousands)
Total revenues (net interest income plus non-interest income)	$256,866	$228,099	$731,987	$678,735
Net income	48,432	50,581	147,078	141,751

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as American Chartered was merged into the Company and separate financial information is not readily available.

Note 5.	Investment Securities

Amortized cost and fair value of investment securities were as follows as of the dates indicated (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Available for Sale
U.S. Government sponsored agencies and enterprises	$53,456	$512	$—	$53,968
States and political subdivisions	383,041	27,914	(218)	410,737
Residential mortgage-backed securities	1,066,834	10,948	(1,445)	1,076,337
Commercial mortgage-backed securities	93,962	3,203	(172)	96,993
Corporate bonds	208,940	2,167	(914)	210,193
Equity securities	10,932	196	—	11,128
Total Available for Sale	1,817,165	44,940	(2,749)	1,859,356
Held to Maturity
States and political subdivisions	939,491	53,682	(33)	993,140
Residential mortgage-backed securities	175,771	6,927	—	182,698
Total Held to Maturity	1,115,262	60,609	(33)	1,175,838
Total	$2,932,427	$105,549	$(2,782)	$3,035,194
December 31, 2015
Available for Sale
U.S. Government sponsored agencies and enterprises	$63,805	$806	$—	$64,611
States and political subdivisions	373,285	23,083	(1)	396,367
Residential mortgage-backed securities	759,816	7,363	(3,630)	763,549
Commercial mortgage-backed securities	128,509	1,839	(241)	130,107
Corporate bonds	222,784	815	(3,971)	219,628
Equity securities	10,757	4	—	10,761
Total Available for Sale	1,558,956	33,910	(7,843)	1,585,023
Held to Maturity
States and political subdivisions	1,016,519	36,874	(638)	1,052,755
Residential mortgage-backed securities	214,291	7,721	—	222,012
Total Held to Maturity	1,230,810	44,595	(638)	1,274,767
Total	$2,789,766	$78,505	$(8,481)	$2,859,790

The Company has no direct exposure to the State of Illinois, but approximately 21% of the state and political subdivisions portfolio consisted of securities issued by municipalities located in Illinois as of September 30, 2016. Approximately 97% of the state and political subdivisions securities were general obligation issues, and 48% were insured or had another form of credit enhancement as of September 30, 2016.

Unrealized losses on investment securities by length of time in a continuous unrealized loss position and the fair value of the related securities at September 30, 2016 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$20,526	$(218)	$—	$—	$20,526	$(218)
Residential mortgage-backed securities	374,312	(1,214)	27,699	(231)	402,011	(1,445)
Commercial mortgage-backed securities	71	(1)	11,664	(171)	11,735	(172)
Corporate bonds	9,834	(155)	19,950	(759)	29,784	(914)
Total Available for Sale	404,743	(1,588)	59,313	(1,161)	464,056	(2,749)
Held to Maturity
States and political subdivisions	31,142	(32)	387	(1)	31,529	(33)
Total	$435,885	$(1,620)	$59,700	$(1,162)	$495,585	$(2,782)

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

The total number of security positions in the investment portfolio in an unrealized loss position at September 30, 2016 was 271 compared to 193 at December 31, 2015. This increase in total number of security positions in a continuous unrealized loss position from December 31, 2015 to September 30, 2016 was mainly attributable to the mortgage-backed securities in the investment securities portfolio.  Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether the Company is more likely than not to sell the security before recovery of its cost basis.

As of September 30, 2016, management does not have the intent to sell any of the securities in the table above at September 30, 2016 and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of September 30, 2016, management believes the impairments detailed in the table above at September 30, 2016 are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

Net gains (losses) recognized on investment securities available for sale were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Realized gains	$—	$371	$323	$1,454
Realized losses	—	—	(54)	(1,627)
Net gains (losses)	$—	$371	$269	$(173)

The amortized cost and fair value of investment securities as of September 30, 2016 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$81,215	$81,620
Due after one year through five years	267,485	273,115
Due after five years through ten years	44,899	46,964
Due after ten years	251,838	273,199
Equity securities	10,932	11,128
Residential and commercial mortgage-backed securities	1,160,796	1,173,330
	1,817,165	1,859,356
Held to maturity:
Due in one year or less	87,409	87,524
Due after one year through five years	146,995	151,557
Due after five years through ten years	159,780	171,871
Due after ten years	545,307	582,188
Residential mortgage-backed securities	175,771	182,698
	1,115,262	1,175,838
Total	$2,932,427	$3,035,194

Investment securities with a carrying amount of $1.2 billion at September 30, 2016 and $1.4 billion at December 31, 2015 were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $839.3 million and $878.2 million were required to be pledged at September 30, 2016 and December 31, 2015, respectively. Of those pledged, the Company had investment securities pledged as collateral for advances from the Federal Home Loan Bank of $108.8 million at December 31, 2015 and none were pledged at September 30, 2016.

Note 6.	Loans

Loans consist of the following at (in thousands):

	September 30, 2016	December 31, 2015
Commercial loans	$4,385,812	$3,616,286
Commercial loans collateralized by assignment of lease payments	1,873,380	1,779,072
Commercial real estate	3,794,801	2,695,676
Residential real estate	998,827	628,169
Construction real estate	451,023	252,060
Indirect vehicle	522,271	384,095
Home equity	275,288	216,573
Other consumer loans	77,956	80,661
Total loans, excluding purchased credit-impaired loans	12,379,358	9,652,592
Purchased credit-impaired loans	161,338	141,406
Total loans	$12,540,696	$9,793,998

Loans are made to individuals as well as commercial and tax exempt entities. Specific loan terms vary as to interest rate, repayment, and collateral requirements based on the type of loan requested and the credit worthiness of the prospective borrower. Except for commercial loans collateralized by assignment of lease payments, asset-based loans, residential real estate loans and indirect vehicle loans, credit risk tends to be geographically concentrated in that a majority of the loan customers are located in the markets serviced by MB Financial Bank.

The Company's extension of credit is governed by its Credit Risk Policy, which was established to control the quality of the Company's loans. This policy is reviewed and approved by the Enterprise Risk Committee of the Company's Board of Directors on an annual basis.

Commercial Loans. Commercial credit is extended primarily to emerging middle market and middle market customers. Such credits are typically comprised of working capital loans, loans for physical asset expansion, asset acquisition loans and other business loans. Loans to closely held businesses will generally be guaranteed in full or for a significant amount by the businesses' principal owners. Commercial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for all commercial loan types. Asset-based loans, also included in commercial loans, are made to businesses with the primary source of repayment derived from payments on the related assets securing the loan. Collateral for these loans may include accounts receivable, inventory and equipment, and is monitored regularly to ensure ongoing sufficiency of collateral coverage and quality. The primary risk for these loans is a significant decline in collateral values due to general market conditions. Loan terms that mitigate these risks include typical industry amortization schedules, percentage of collateral advances, maintenance of cash collateral accounts and regular asset monitoring. Because of the national scope of our asset-based lending, the risk of these loans is also diversified by geography.

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

Consumer Related Loans. The Company originates direct and indirect consumer loans, including primarily residential real estate, home equity lines and loans, credit cards, and indirect vehicle loans (motorcycle, marine, recreational and powersports vehicles). Each loan type is underwritten based upon several factors including debt to income, type of collateral and loan to collateral value, credit history and the Company's relationship with the borrower. Indirect loan and credit card underwriting involves the use of risk-based pricing in the underwriting process.

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

A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  As of September 30, 2016 and December 31, 2015, the Company had $4.9 billion and $3.2 billion, respectively, of loans pledged as collateral for long-term Federal Home Loan Bank advances and third party letters of credit, while only $3.1 billion and $2.2 billion were required to be pledged at September 30, 2016 and December 31, 2015, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2016 and December 31, 2015 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
September 30, 2016
Commercial	$4,376,819	$2,649	$104	$6,240	$8,993	$4,385,812
Commercial collateralized by assignment of lease payments	1,855,322	12,141	4,672	1,245	18,058	1,873,380
Commercial real estate:
Healthcare	572,228	—	—	—	—	572,228
Industrial	854,045	298	1,289	—	1,587	855,632
Multifamily	549,486	141	366	113	620	550,106
Retail	522,696	333	235	453	1,021	523,717
Office	416,965	1,336	49	—	1,385	418,350
Other	871,881	1,646	532	709	2,887	874,768
Residential real estate	986,386	2,347	1,739	8,355	12,441	998,827
Construction real estate	451,023	—	—	—	—	451,023
Indirect vehicle	518,881	2,301	716	373	3,390	522,271
Home equity	270,028	1,475	490	3,295	5,260	275,288
Other consumer	77,570	166	129	91	386	77,956
Total loans, excluding purchased credit-impaired loans	12,323,330	24,833	10,321	20,874	56,028	12,379,358
Purchased credit-impaired loans	92,346	1,108	5,848	62,036	68,992	161,338
Total loans	$12,415,676	$25,941	$16,169	$82,910	$125,020	$12,540,696
Non-performing loan aging	$31,009	$373	$1,801	$20,726	$22,900	$53,909

December 31, 2015
Commercial	$3,586,372	$22,956	$97	$6,861	$29,914	$3,616,286
Commercial collateralized by assignment of lease payments	1,758,839	3,399	5,902	10,932	20,233	1,779,072
Commercial real estate:
Healthcare	476,939	—	—	—	—	476,939
Industrial	400,182	—	—	757	757	400,939
Multifamily	399,333	622	88	934	1,644	400,977
Retail	410,958	6,189	7,411	180	13,780	424,738
Office	223,935	58	—	5,189	5,247	229,182
Other	760,530	622	82	1,667	2,371	762,901
Residential real estate	612,573	5,193	1,729	8,674	15,596	628,169
Construction real estate	252,060	—	—	—	—	252,060
Indirect vehicle	380,899	2,085	698	413	3,196	384,095
Home equity	207,818	1,774	1,398	5,583	8,755	216,573
Other consumer	80,225	254	84	98	436	80,661
Total loans, excluding purchased credit-impaired loans	9,550,663	43,152	17,489	41,288	101,929	9,652,592
Purchased credit-impaired loans	81,250	3,311	4,439	52,406	60,156	141,406
Total loans	$9,631,913	$46,463	$21,928	$93,694	$162,085	$9,793,998
Non-performing loan aging	$44,290	$9,827	$9,367	$41,177	$60,371	$104,661

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans, excluding purchased credit-impaired loans, as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$8,583	$1,166	$24,689	$42
Commercial collateralized by assignment of lease payments	4,996	153	7,027	5,318
Commercial real estate:
Healthcare	—	—	—	—
Industrial	278	—	1,136	—
Multifamily	2,648	—	3,415	—
Office	447	—	4,496	693
Retail	607	—	17,594	—
Other	531	144	1,544	195
Residential real estate	16,781	220	17,951	253
Construction real estate	—	—	—	—
Indirect vehicle	1,955	—	2,046	—
Home equity	15,300	—	18,156	—
Other consumer	9	91	11	95
Total	$52,135	$1,774	$98,065	$6,596

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

The following tables present the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit-impaired loans, as of September 30, 2016 and December 31, 2015 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2016
Commercial	$4,163,243	$131,163	$91,406	$—	$4,385,812
Commercial collateralized by assignment of lease payments	1,859,012	5,504	8,864	—	1,873,380
Commercial real estate:
Healthcare	555,166	17,062	—	—	572,228
Industrial	831,090	23,751	791	—	855,632
Multifamily	546,183	312	3,611	—	550,106
Retail	514,299	8,646	772	—	523,717
Office	409,124	5,086	4,140	—	418,350
Other	828,578	26,085	20,105	—	874,768
Construction real estate	451,023	—	—	—	451,023
Total	$10,157,718	$217,609	$129,689	$—	$10,505,016
December 31, 2015
Commercial	$3,373,943	$115,548	$126,795	$—	$3,616,286
Commercial collateralized by assignment of lease payments	1,760,674	4,367	14,031	—	1,779,072
Commercial real estate:
Healthcare	472,599	4,340	—	—	476,939
Industrial	380,200	19,011	1,728	—	400,939
Multifamily	396,117	595	4,265	—	400,977
Retail	393,543	13,310	17,885	—	424,738
Office	216,584	3,797	8,801	—	229,182
Other	730,713	6,193	25,995	—	762,901
Construction real estate	252,060	—	—	—	252,060
Total	$7,976,433	$167,161	$199,500	$—	$8,343,094

Approximately $18.1 million and $59.6 million of the substandard loans were non-performing as of September 30, 2016 and December 31, 2015, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, which are not rated, the Company evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity, excluding purchased credit-impaired loans, as of September 30, 2016 and December 31, 2015 (in thousands):

	Performing	Non-performing	Total
September 30, 2016
Residential real estate	$981,826	$17,001	$998,827
Indirect vehicle	520,316	1,955	522,271
Home equity	259,988	15,300	275,288
Other consumer	77,856	100	77,956
Total	$1,839,986	$34,356	$1,874,342
December 31, 2015
Residential real estate	$609,965	$18,204	$628,169
Indirect vehicle	382,049	2,046	384,095
Home equity	198,417	18,156	216,573
Other consumer	80,555	106	80,661
Total	$1,270,986	$38,512	$1,309,498

The recorded investment in residential mortgage loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $23.6 million and $20.8 million at September 30, 2016 and December 31, 2015, respectively.

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased credit-impaired loans, as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
					Three Months Ended		Nine Months Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1,808	$1,808	$—	$—	$1,871	$—	$2,377	$—
Commercial collateralized by assignment of lease payments	1,161	794	367	—	1,141	27	1,026	27
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	536	—
Multifamily	1,981	1,981	—	—	2,334	—	2,362	—
Retail	2,683	943	1,740	—	949	—	2,577	—
Office	—	—	—	—	—	—	342	—
Other	—	—	—	—	—	—	80	—
Residential real estate	—	—	—	—	—	—	—	—
Construction real estate	—	—	—	—	—	—	—	—
Indirect vehicle	218	125	93	—	277	—	292	—
Home equity	—	—	—	—	—	—	192	—
Other consumer	—	—	—	—	—	—	—	—
With an allowance recorded:
Commercial	17,476	17,476	—	5,401	19,180	—	26,513	—
Commercial collateralized by assignment of lease payments	7,260	7,260	—	3,933	5,086	—	3,201	18
Commercial real estate:
Healthcare	—	—	—	—	—	—	—	—
Industrial	—	—	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	—	—
Retail	3,606	3,606	—	363	3,612	—	7,911	—
Office	—	—	—	—	—	—	995	—
Other	—	—	—	—	—	—	314	—
Residential real estate	15,117	13,268	1,849	2,394	13,325	—	13,068	—
Construction real estate	—	—	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—	—	—
Home equity	29,688	27,276	2,412	3,252	27,443	—	28,635	—
Other consumer	—	—	—	—	—	—	—	—
Total	$80,998	$74,537	$6,461	$15,343	$75,218	$27	$90,421	$45

	December 31, 2015
					Year Ended
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$11,253	$11,253	$—	$—	$6,628	$—
Commercial collateralized by assignment of lease payments	3,453	2,949	504	—	1,035	54
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	820	757	63	—	3,467	—
Multifamily	575	575	—	—	1,540	17
Retail	7,872	6,131	1,741	—	2,768	—
Office	1,608	1,031	577	—	1,663	—
Other	—	—	—	—	965	—
Residential real estate	970	970	—	—	717	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	927	927	—	—	1,000	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	23,394	23,394	—	7,523	18,820	—
Commercial collateralized by assignment of lease payments	3,297	3,297	—	1,790	4,013	104
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	—	—	—	—	228	—
Multifamily	2,155	2,155	—	17	3,307	27
Retail	16,034	16,034	—	4,926	8,885	—
Office	2,929	2,929	—	1,717	2,457	—
Other	592	592	—	199	9,629	—
Residential real estate	12,950	12,769	181	2,634	13,484	—
Construction real estate	—	—	—	—	214	—
Indirect vehicle	119	119	—	—	287	—
Home equity	28,696	28,583	113	3,131	27,747	—
Other consumer	—	—	—	—	—	—
Total	$117,644	$114,465	$3,179	$21,937	$108,854	$202

Impaired loans included accruing restructured loans of $28.6 million and $27.0 million that have been modified and are performing in accordance with those modified terms as of September 30, 2016 and December 31, 2015, respectively.  In addition, impaired loans included $23.4 million and $23.6 million of non-performing restructured loans as of September 30, 2016 and December 31, 2015, respectively.

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

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or non-performing) through the calendar year of the restructuring that the historical payment performance has been established. As of September 30, 2016 and December 31, 2015, there was one A/B structure with a recorded investment of $943 thousand and $1.0 million, respectively, which is included above as an accruing restructured loan.

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

The following table presents loans that were restructured during the three months ended September 30, 2016 (dollars in thousands):

	September 30, 2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Residential real estate	2	$101	$101	$18
Home equity	2	102	102	12
Total	4	$203	$203	$30
Non-Performing:
Commercial	3	$5,874	$5,874	$1,490
Residential real estate	4	484	484	85
Indirect vehicle	7	34	34	17
Home equity	5	489	489	72
Total	19	$6,881	$6,881	$1,664

The following table presents loans that were restructured during the nine months ended September 30, 2016 (dollars in thousands):

	September 30, 2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	1	$1,870	$1,870	$412
Residential real estate	2	101	101	18
Home equity	4	511	511	12
Total	7	$2,482	$2,482	$442
Non-Performing:
Commercial	7	$14,481	$14,481	$4,990
Residential real estate	6	639	639	85
Indirect vehicle	25	183	183	60
Home equity	28	3,600	3,600	138
Total	66	$18,903	$18,903	$5,273

The following table presents loans that were restructured during the three months ended September 30, 2015 (dollars in thousands):

	September 30, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Home equity	4	$477	$477	$—
Total	4	$477	$477	$—
Non-Performing:
Indirect vehicle	7	$45	$45	$16
Home equity	4	550	550	8
Total	11	$595	$595	$24

The following table presents loans that were restructured during the nine months ended September 30, 2015 (dollars in thousands):

	September 30, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	1	$80	$80	$—
Home equity	16	4,290	4,290	—
Total	17	$4,370	$4,370	$—
Non-Performing:
Commercial real estate:
Multifamily	1	$334	$334	$—
Residential real estate	1	140	140	17
Indirect vehicle	13	75	75	23
Home equity	9	1,348	1,348	130
Total	24	$1,897	$1,897	$170

Of the troubled debt restructurings entered into during the past twelve months, $224 thousand subsequently defaulted during the nine months ended September 30, 2016.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post-restructuring or are placed on non-accrual status.

The following table presents the troubled debt restructurings activity during the nine months ended September 30, 2016 (in thousands):

	Performing	Non-performing
Beginning balance	$26,991	$23,619
Additions	2,482	18,903
Charge-offs	—	(1,046)
Principal payments, net	(2,145)	(8,695)
Removals	(1,655)	(6,384)
Transfer to other real estate owned	—	(112)
Transfers in	3,677	789
Transfers out	(789)	(3,677)
Ending balance	$28,561	$23,397

Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured during the nine months ended September 30, 2016 (in thousands):

September 30, 2016

Extended
	Maturity,		Delay in
	Amortization	Extended	Payments or
	and Reduction	Maturity and/or	Reduction of
	of Interest Rate	Amortization	Interest Rate	Total
Commercial	$—	$14,481	$1,870	$16,351
Commercial collateralized by assignment of lease payments	—	—	—	—
Commercial real estate:
Healthcare	—	—	—	—
Industrial	—	—	—	—
Multifamily	—	—	—	—
Retail	—	—	—	—
Office	—	—	—	—
Other	—	—	—	—
Residential real estate	484	256	—	740
Construction real estate	—	—	—	—
Indirect vehicle	—	—	183	183
Home equity	3,220	820	71	4,111
Other consumer	—	—	—	—
Total	$3,704	$15,557	$2,124	$21,385

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2016 and 2015 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
September 30, 2016
Allowance for credit losses:
Three Months Ended
Beginning balance	$50,297	$10,549	$46,040	$4,800	$14,230	$3,100	$4,199	$2,399	$2,719	$138,333
Charge-offs	1,341	367	529	290	7	838	376	409	—	4,157
Recoveries	665	3	324	45	50	436	65	86	—	1,674
Provision	(3,894)	2,944	1,239	1,575	2,033	598	2,309	(407)	152	6,549
Ending balance	$45,727	$13,129	$47,074	$6,130	$16,306	$3,296	$6,197	$1,669	$2,871	$142,399

Nine Months Ended
Beginning balance	$39,316	$10,434	$45,475	$5,734	$15,113	$2,418	$7,374	$2,276	$3,368	$131,508
Charge-offs	2,126	3,288	2,601	1,134	151	2,420	1,233	1,216	—	14,169
Recoveries	1,997	520	2,761	151	94	1,400	576	620	—	8,119
Provision	6,540	5,463	1,439	1,379	1,250	1,898	(520)	(11)	(497)	16,941
Ending balance	$45,727	$13,129	$47,074	$6,130	$16,306	$3,296	$6,197	$1,669	$2,871	$142,399
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,401	$3,933	$363	$2,394	$—	$—	$3,252	$—	$737	$16,080
Collectively evaluated for impairment	40,161	9,196	46,235	3,736	16,249	3,296	2,945	1,669	2,134	125,621
Acquired and accounted for under ASC 310-30 (1)	165	—	476	—	57	—	—	—	—	698
Total ending allowance balance	$45,727	$13,129	$47,074	$6,130	$16,306	$3,296	$6,197	$1,669	$2,871	$142,399

Loans:
Individually evaluated for impairment	$19,284	$8,054	$6,530	$13,268	$—	$125	$27,276	$—	$—	$74,537
Collectively evaluated for impairment	4,366,528	1,865,326	3,788,271	985,559	451,023	522,146	248,012	77,956	—	12,304,821
Acquired and accounted for under ASC 310-30 (1)	22,913	—	41,286	66,698	14,131	—	13,886	2,424	—	161,338
Total ending loans balance	$4,408,725	$1,873,380	$3,836,087	$1,065,525	$465,154	$522,271	$289,174	$80,380	$—	$12,540,696

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other consumer	Unfunded commitments	Total
September 30, 2015
Allowance for credit losses:
Three Months Ended
Beginning balance	$39,142	$11,268	$38,076	$6,669	$12,459	$1,909	$8,412	$2,135	$4,060	$124,130
Charge-offs	1,657	1,980	170	292	5	581	358	467	—	5,510
Recoveries	456	11	2,402	337	216	334	186	118	—	4,060
Provision	5,044	985	1,216	(868)	123	512	(1,490)	484	(648)	5,358
Ending balance	$42,985	$10,284	$41,524	$5,846	$12,793	$2,174	$6,750	$2,270	$3,412	$128,038

Nine Months Ended
Beginning balance	$29,571	$9,962	$41,826	$6,646	$8,918	$1,687	$9,456	$1,960	$4,031	$114,057
Charge-offs	2,283	2,080	2,312	1,189	11	2,082	1,078	1,391	—	12,426
Recoveries	1,514	1,100	6,338	417	253	1,354	447	356	—	11,779
Provision	14,183	1,302	(4,328)	(28)	3,633	1,215	(2,075)	1,345	(619)	14,628
Ending balance	$42,985	$10,284	$41,524	$5,846	$12,793	$2,174	$6,750	$2,270	$3,412	$128,038
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$7,943	$2,618	$3,123	$2,834	$—	$8	$2,478	$—	$1,388	$20,392
Collectively evaluated for impairment	34,731	7,666	36,975	3,012	12,700	2,166	4,272	2,270	2,024	105,816
Acquired and accounted for under ASC 310-30 (1)	311	—	1,426	—	93	—	—	—	—	1,830
Total ending allowance balance	$42,985	$10,284	$41,524	$5,846	$12,793	$2,174	$6,750	$2,270	$3,412	$128,038

Loans:
Individually evaluated for impairment	$36,325	$6,724	$29,354	$14,233	$—	$131	$29,520	$—	$—	$116,287
Collectively evaluated for impairment	3,404,307	1,686,816	2,550,655	592,938	255,620	345,600	193,653	87,612	—	9,117,201
Acquired and accounted for under ASC 310-30 (1)	37,189	—	47,803	43,735	12,372	—	11,986	2,608	—	155,693
Total ending loans balance	$3,477,821	$1,693,540	$2,627,812	$650,906	$267,992	$345,731	$235,159	$90,220	$—	$9,389,181

(1)	Loans acquired in business combinations and accounted for under ASC Subtopic 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

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

During the nine months ended September 30, 2016, there was a negative provision for credit losses of $515 thousand and net charge-offs of $864 thousand in relation to purchased loans. There was $698 thousand and $2.1 million in allowance for loan and lease losses related to these purchased loans at September 30, 2016 and December 31, 2015, respectively.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired and accounted for under ASC 310-30 were as follows for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$13,160	$11,456	$12,596	$7,434
Purchases	805	—	805	—
Accretion	(2,564)	(1,794)	(7,193)	(5,541)
Other (1)	2,523	590	7,716	8,359
Balance at end of period	$13,924	$10,252	$13,924	$10,252

(1)	Primarily includes discount transfers from non-accretable discount to accretable discount due to better than expected performance of loan pools acquired and accounted for under ASC 310-30.

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

The carrying amount of loans acquired through a business combination by loan pool type are as follows (in thousands):

September 30, 2016	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Covered loans:
Consumer related	$18,619	$—	$18,619
Non-covered loans:
Commercial loans	22,913	972,065	994,978
Commercial loans collateralized by assignment of lease payments	—	72,193	72,193
Commercial real estate	41,286	1,412,677	1,453,963
Construction real estate	14,131	38,568	52,699
Consumer related	64,389	403,608	467,997
Total non-covered loans	142,719	2,899,111	3,041,830
Total acquired	$161,338	$2,899,111	$3,060,449

Effective April 1, 2014, the losses on commercial related loans (commercial, commercial real estate and construction real estate) acquired in connection with the Heritage Community Bank ("Heritage") FDIC-assisted transaction ceased being covered under the loss-share agreement for that transaction. The carrying amount of those loans was $1.9 million as of September 30, 2016. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to April 1, 2014 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreement) through March 31, 2017. The losses on consumer related loans acquired in connection with the Heritage FDIC-assisted transaction will continue to be covered under the loss-share agreement through March 31, 2019.

The losses on commercial related loans acquired in connection with the Benchmark Bank ("Benchmark") FDIC-assisted transaction ceased to be covered under the loss-share agreement for that transaction effective January 1, 2015. The carrying amount of those loans was $1.7 million as of September 30, 2016. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to January 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through December 31, 2017. The losses on consumer related loans acquired in connection with the Benchmark FDIC-assisted transaction will continue to be covered under the loss-share agreements through December 31, 2019.

Effective July 1, 2015, the losses on commercial related loans acquired in connection with Broadway Bank ("Broadway") and New Century Bank ("New Century") FDIC-assisted transactions ceased to be covered under the loss-share agreements for those transactions. The carrying amount of those loans was $8.2 million as of September 30, 2016. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to July 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through June 30, 2018. The losses on consumer related loans acquired in connection with the Broadway and New Century FDIC-assisted transactions will continue to be covered under the loss-share agreement through June 30, 2020.

Consumer related purchased credit-impaired loans also included re-purchase transactions with GNMA of $60.6 million as of September 30, 2016.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: Banking, Leasing and Mortgage Banking. No impairment losses were recognized during the nine months ended September 30, 2016 or 2015. The carrying amount of goodwill was $993.8 million and $725.1 million at September 30, 2016 and December 31, 2015, respectively.

The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2016 (in thousands):

	Banking	Leasing	Mortgage Banking	Total
Balance at beginning of period	$684,430	$40,640	$—	$725,070
Goodwill from business combinations (1)	268,729	—	—	268,729
Balance at end of period	$953,159	$40,640	$—	$993,799

(1)	Due to the American Chartered merger and adjustments recognized for the MSA acquisition.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately thirteen years as of September 30, 2016.

The following table presents the changes during the nine months ended September 30, 2016 in the carrying amount of core deposit and client relationship intangibles, and the gross carrying amount, accumulated amortization, and net book value as of September 30, 2016 (in thousands):

September 30, 2016
Balance at beginning of period	$44,812
Amortization expense	(4,917)
Other intangibles from acquisition	25,500
Balance at end of period	$65,395

Gross carrying amount	$118,792
Accumulated amortization	(53,397)
Net book value	$65,395

The following presents the estimated future amortization expense of other intangible assets (in thousands):

Year ending December 31,	Amount
2016	$2,390
2017	8,198
2018	7,456
2019	5,677
2020	5,026
Thereafter	36,648
$65,395

Note 8.	Deposits

The composition of deposits was as follows as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Demand deposit accounts, non-interest bearing	$6,410,334	$4,627,184
NOW, money market and interest bearing deposits	4,660,407	4,144,633
Savings accounts	1,147,900	974,555
Certificates of deposit, $250,000 or more	1,121,599	877,352
Other certificates of deposit	939,026	881,491
Total	$14,279,266	$11,505,215

Certificates of deposit of $250,000 or more included $759.3 million and $500.2 million of brokered deposits at September 30, 2016 and December 31, 2015, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $250,000 or more.

Note 9.	Short-Term Borrowings

Short-term borrowings were as follows as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Customer repurchase agreements	0.21%	$256,569	0.20%	$201,207
Federal Home Loan Bank advances	0.38	1,200,000	0.17	775,000
Federal funds purchased	0.60	39,750	0.09	4,530
Line of credit	—	—	2.18	25,000
Total	0.36%	$1,496,319	0.23%	$1,005,737

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

The Company had Federal Home Loan Bank fixed rate advances with a maturity date less than one year of $1.2 billion and $775.0 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the interest rate on the advances outstanding on that date had rates ranging from 0.24% to 0.40% with maturities from October 3, 2016 to June 23, 2017. The Company has investment securities available for sale and loans pledged as collateral on this FHLB advance. See Note 5. Investment Securities and Note 6. Loans of the notes to the consolidated financial statements.

On December 18, 2015, the Company entered into a $35.0 million unsecured line of credit at the holding company level with a correspondent bank. Interest is payable at a rate of one month LIBOR + 1.75%. Nothing was outstanding as of September 30, 2016, and $25.0 million was outstanding as of December 31, 2015. The line of credit is scheduled to mature on June 30, 2017.

Note 10.	Long-Term Borrowings

The Company had Federal Home Loan Bank advances with remaining contractual maturities greater than one year of $230.1 million at September 30, 2016 and $305.2 million at December 31, 2015. As of September 30, 2016, the advances had fixed terms with effective interest rates, net of discounts, ranging from 0.30% to 5.87% and maturities ranging from December 2017 to April 2035. The Company has investment securities available for sale and loans pledged as collateral on these FHLB advances. See Note 5. Investment Securities and Note 6. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $66.5 million and $55.0 million at September 30, 2016 and December 31, 2015, respectively, which as of September 30, 2016, were accruing interest at rates ranging from 2.46% to 7.40%, with a weighted average rate of 4.22%.  Lease investments includes equipment with an amortized cost of $79.0 million and $65.8 million at September 30, 2016 and December 31, 2015, respectively, that is pledged as collateral on these notes.

On August 24, 2016, the Company assumed a $16.0 million unsecured term loan at the holding company level with a correspondent bank through the American Chartered merger. Interest is payable at a rate of one month LIBOR + 1.75% and matures on June 30, 2020. Principal payments of $1.0 million are due quarterly until maturity. As of September 30, 2016, $15.0 million was outstanding.

The Company had a $40.0 million 10-year structured repurchase agreement as of December 31, 2015, which had a fixed interest rate of 4.75% and matured in March 2016.

Note 11.	Junior Subordinated Notes Issued to Capital Trusts

The Company has established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The proceeds from such issuances were used by the trusts to purchase junior subordinated notes of the Company, which are the sole assets of each trust.  Concurrently with the issuance of the trust preferred securities, the Company issued guarantees for the benefit of the holders of the trust preferred securities.  The Company’s outstanding trust preferred securities qualify, and are treated by the Company, as Tier 2 regulatory capital. Prior to the completion of the American Chartered merger, the trust preferred securities qualified, and were treated by the Company, as Tier 1 regulatory capital.  The Company owns all of the common securities of each trust.  The trust preferred securities issued by each trust rank equally with the common securities in right of payment, except that if an event of default under the indenture governing the notes has occurred and is continuing, the preferred securities will rank senior to the common securities in right of payment.

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of September 30, 2016 (in thousands):

	Coal City Capital Trust I	MB Financial Capital Trust II	MB Financial Capital Trust III	MB Financial Capital Trust IV
Junior Subordinated Notes:
Principal balance	$25,774	$36,083	$10,310	$20,619
Annual interest rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Stated maturity date	September 1, 2028	September 15, 2035	September 23, 2036	September 15, 2036
Call date	September 1, 2008	December 15, 2010	September 23, 2011	September 15, 2011
Trust Preferred Securities:
Face Value	$25,000	$35,000	$10,000	$20,000
Annual distribution rate	3-mo LIBOR + 1.80%	3-mo LIBOR + 1.40%	3-mo LIBOR + 1.50%	3-mo LIBOR + 1.52%
Issuance date	July 1998	August 2005	July 2006	August 2006
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	MB Financial Capital Trust V	MB Financial Capital Trust VI	FOBB Statutory Trust III (2)	TAYC Capital Trust II (3)
Junior Subordinated Notes:
Principal balance	$30,928	$23,196	$5,155	$41,238
Annual interest rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	3-mo LIBOR + 2.80%	3-mo LIBOR + 2.68%
Stated maturity date	December 15, 2037	October 30, 2037	January 23, 2034	June 17, 2034
Call date	December 15, 2012	October 30, 2012	January 23, 2009	June 17, 2009
Trust Preferred Securities:
Face Value	$30,000	$22,500	$5,000	$40,000
Annual distribution rate	3-mo LIBOR + 1.30%	3-mo LIBOR + 1.30%	3-mo LIBOR + 2.80%	3-mo LIBOR + 2.68%
Issuance date	September 2007	October 2007	December 2003	June 2004
Distribution dates (1)	Quarterly	Quarterly	Quarterly	Quarterly

	American Chartered Statutory Trust I (4)	American Chartered Statutory Trust II (4)
Junior Subordinated Notes:
Principal balance	$20,619	$10,464
Annual interest rate	3-mo LIBOR + 3.60%	3-mo LIBOR + 2.75%
Stated maturity date	December 18, 2031	October 7, 2034
Call date	December 18, 2006	October 7, 2009
Trust Preferred Securities:
Face Value	$20,000	$10,000
Annual distribution rate	3-mo LIBOR + 3.60%	3-mo LIBOR + 2.75%
Issuance date	November 2001	August 2004
Distribution dates (1)	Quarterly	Quarterly

(1)	All distributions are cumulative and paid in cash.

(2)
FOBB Statutory Trust III was established by First Oak Brook Bancshares, Inc. (“FOBB”) prior to the Company's acquisition of FOBB in 2006, and the junior subordinated notes issued by FOBB to FOBB Statutory Trust III were assumed by the Company upon completion of the acquisition.

(3)
TAYC Capital Trust II was established by Taylor Capital Group, Inc. (“Taylor Capital”) prior to the Company's acquisition of Taylor Capital in 2014, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with TAYC Capital Trust II do not include purchase accounting adjustments to such amounts, which in each case resulted in a discount of $6.8 million.

(4)
American Chartered Statutory Trust I and American Chartered Statutory Trust II were established by American Chartered prior to the Company's acquisition of American Chartered in August 2016, and the junior subordinated notes issued by American Chartered to American Chartered Statutory Trust I and American Chartered Statutory Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with American Chartered Statutory Trust I and American Chartered Statutory Trust II do not include purchase accounting adjustments to such amounts, which in each case resulted in a discount of $8.0 million.

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

At September 30, 2016 and December 31, 2015, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	September 30, 2016	December 31, 2015
Commitments to extend credit:
Home equity lines	$243,331	$187,478
Other commitments	3,596,246	3,049,152
Letters of credit:
Standby	172,737	137,945
Commercial	5,211	1,108

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of September 30, 2016, the maximum remaining term for any standby letters of credit was September 30, 2030.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At September 30, 2016, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $38.9 million to $177.9 million from $139.1 million at December 31, 2015.  Of the $177.9 million in commitments outstanding at September 30, 2016, approximately $121.0 million of the letters of credit have been issued or renewed since December 31, 2015.

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

As of September 30, 2016, the Company had approximately $7.1 million in capital expenditure commitments outstanding which relate to various projects to renovate the corporate office space and branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of September 30, 2016, approximately 21% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of September 30, 2016. Our commitments to extend credit are primarily related to commercial credits.  Standby letters of credit are granted primarily to commercial borrowers. Our asset-based loans are made to borrowers located throughout the United States. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located throughout the United States. In addition, our mortgage segment and indirect vehicle lenders originate loans to borrowers located throughout the United States.

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

Derivatives. Currently, we use interest rate swaps to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative and classified as Level 2. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including LIBOR rate curves. We also obtain dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations. In addition, we use forward commitments to buy to-be-announced mortgage securities for which we do not intend to take delivery of the security and will enter into an offsetting position before physical delivery to lessen the price volatility of the mortgage servicing rights asset. Dealer quotations are used for these derivatives and are classified as Level 1. We also offer other derivatives, including foreign currency forward contracts and interest rate lock commitments, to our customers and offset our exposure from such contracts by purchasing other financial contracts, which are valued using market consensus prices. For certain interest rate lock commitments, which are classified as Level 3, the Company uses an external valuation model to estimate the fair value of the commitments. This model relies on unobservable, internally developed inputs that reflect management’s assumptions and specific information about each borrower transaction.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Financial assets
Securities available for sale:
U.S Government sponsored agencies and enterprises	$53,968	$—	$53,968	$—
States and political subdivisions	410,737	—	410,320	417
Residential mortgage-backed securities	1,076,337	—	1,076,132	205
Commercial mortgage-backed securities	96,993	—	96,993	—
Corporate bonds	210,193	—	210,193	—
Equity securities	11,128	11,128	—	—
Loans held for sale	899,412	—	899,412	—
Loans	19,121	—	19,121	—
Mortgage servicing rights	154,730	—	—	154,730
Assets held in trust for deferred compensation	18,937	18,937	—	—
Derivative financial instruments	112,208	1,347	98,300	12,561
Financial liabilities
Other liabilities (1)	18,937	18,937	—	—
Derivative financial instruments	70,330	6,001	64,329	—
December 31, 2015
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$64,611	$—	$64,611	$—
States and political subdivisions	396,367	—	395,950	417
Residential mortgage-backed securities	763,549	—	763,193	356
Commercial mortgage-backed securities	130,107	—	130,107	—
Corporate bonds	219,628	—	219,628	—
Equity securities	10,761	10,761	—	—
Loans held for sale	744,727	—	744,727	—
Loans	25,869	—	25,869	—
Mortgage servicing rights	168,162	—	—	168,162
Assets held in trust for deferred compensation	16,820	16,820	—	—
Derivative financial instruments	42,846	5,118	33,906	3,822
Financial liabilities
Other liabilities (1)	16,333	16,333	—	—
Derivative financial instruments	36,974	6,050	30,924	—

(1)	Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at
	September 30, 2016	Valuation Technique	Unobservable Input	Range
	(in thousands)
States and political subdivisions	$417	Discounted cash flows	Credit assumption	50% Loss
Residential mortgage-backed securities	205	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	154,730	Discounted cash flows	CPR	12.3% - 16.1%
			Discount rate	9.50 - 12.00
			Maturity (months)	327 - 357
			Delinquencies	0.51 - 3.86
			Costs to service	$ 66 - $ 160
			Costs to service - delinquent	$ 150 - $ 1,000
Derivative financial instruments (mortgage	12,561	Sales cash flows	Expected closing ratio	70% - 95%
interest rate lock commitments)			Expected delivery price	98.58 bps - 109.77 bps

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

Key economic assumptions used in the measuring of the fair value of the mortgage servicing rights and the sensitivity of the fair value to immediate adverse changes in those assumptions at September 30, 2016 are presented in the following table. This table does not take into account the derivatives used to economically hedge the mortgage servicing rights.

(dollars in thousands, except for weighted average cost to service)	September 30, 2016
Weighted average CPR	15.30%
Impact on fair value of 10% adverse change	$(7,917)
Impact on fair value of 20% adverse change	(15,144)

Weighted average discount rate	9.78%
Impact on fair value of 10% adverse change	$(5,045)
Impact on fair value of 20% adverse change	(9,769)

Weighted average delinquency rate	1.80%
Impact on fair value of 10% adverse change	$(1,329)
Impact on fair value of 20% adverse change	(2,428)

Weighted average costs to service	$88
Impact on fair value of 10% adverse change	(2,988)
Impact on fair value of 20% adverse change	(5,976)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2016. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3):

	Nine Months Ended
	September 30,
	2016	2015	2016	2015	2016	2015
(in thousands)	Investment Securities		Mortgage Servicing Rights		Derivatives
Balance, beginning of period	$773	$973	$168,162	$235,402	$3,822	$5,074
Purchases	—	—	3,423	785	—	—
Originations	—	—	43,039	55,583	—	—
Included in earnings	—	—	(59,894)	(40,568)	8,739	3,088
Principal payments	(151)	(115)	—	—	—	—
Sales	—	—	—	(103,105)	—	—
Balance, ending of period	$622	$858	$154,730	$148,097	$12,561	$8,162

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (100% at September 30, 2016), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Financial assets:
Impaired loans	$54,740	$—	$—	$54,740
Non-financial assets:
Foreclosed assets	38,735	—	—	38,735
December 31, 2015
Financial assets:
Impaired loans	$76,203	$—	$—	$76,203
Non-financial assets:
Foreclosed assets	42,351	—	—	42,351

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy:

	Fair Value at	Valuation	Unobservable
	September 30, 2016	Technique	Input	Range
	(in thousands)
Impaired loans	$54,740	Appraisal of collateral	Appraisal adjustments	5% - 10%
Foreclosed assets	38,735	Appraisal of collateral	Appraisal adjustments	5% - 10%

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

Accrued interest: The carrying amounts of accrued interest receivable and payable approximate their fair values.

Off-balance-sheet instruments: Fair values for the Company’s off-balance-sheet lending commitments (guarantees, letters of credit and commitments to extend credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.

The estimated fair values of financial instruments are as follows (in thousands):

	September 30, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$351,009	$351,009	$351,009	$—	$—
Interest earning deposits with banks	125,250	125,250	125,250	—	—
Investment securities available for sale	1,859,356	1,859,356	11,128	1,847,606	622
Investment securities held to maturity	1,115,262	1,175,838	—	1,175,838	—
Non-marketable securities - FHLB and FRB stock	146,209	146,209	—	—	146,209
Loans held for sale	899,412	899,412	—	899,412	—
Loans, net	12,401,168	12,403,330	—	19,121	12,384,209
Accrued interest receivable	58,541	58,541	58,541	—	—
Derivative financial instruments	112,208	112,208	1,347	98,300	12,561
Financial Liabilities:
Non-interest bearing deposits	$6,410,334	$6,410,334	$6,410,334	$—	$—
Interest bearing deposits	7,868,932	7,873,233	—	—	7,873,233
Short-term borrowings	1,496,319	1,496,312	—	—	1,496,312
Long-term borrowings	311,645	312,974	—	—	312,974
Junior subordinated notes issued to capital trusts	209,159	144,681	—	—	144,681
Accrued interest payable	4,000	4,000	4,000	—	—
Derivative financial instruments	70,330	70,330	6,001	64,329	—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$307,869	$307,869	$307,869	$—	$—
Interest earning deposits with banks	73,572	73,572	73,572	—	—
Investment securities available for sale	1,585,023	1,585,023	10,761	1,573,489	773
Investment securities held to maturity	1,230,810	1,274,767	—	1,274,767	—
Non-marketable securities - FHLB and FRB stock	114,233	114,233	—	—	114,233
Loans held for sale	744,727	744,727	—	744,727	—
Loans, net	9,665,858	9,626,344	—	25,869	9,600,475
Accrued interest receivable	53,457	53,457	53,457	—	—
Derivative financial instruments	42,846	42,846	5,118	33,906	3,822
Financial Liabilities:
Non-interest bearing deposits	$4,627,184	$4,627,184	$4,627,184	$—	$—
Interest bearing deposits	6,878,031	6,875,411	—	—	6,875,411
Short-term borrowings	1,005,737	1,005,705	—	—	1,005,705
Long-term borrowings	400,274	401,539	—	—	401,539
Junior subordinated notes issued to capital trusts	186,164	122,696	—	—	122,696
Accrued interest payable	3,186	3,186	3,186	—	—
Derivative financial instruments	36,974	36,974	6,050	30,924	—

Note 14.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total cost of share-based payment plans during the period	$4,238	$3,508	$12,573	$10,983
Amount of related income tax benefit recognized in income	3,394	1,367	6,649	$4,288

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The number of shares authorized increased by 2,400,000 to 13,800,000 upon completion of the Taylor Capital merger.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. No more than 10% of the total number of authorized shares may be issued with respect to awards granted after May 28, 2014, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan).   As of September 30, 2016, there were 3,826,110 shares available for future grants.

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

The following table summarizes changes in stock options for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2015	2,192,431	$27.77	4.44
Granted	501,538	28.86
Exercised	(461,405)	28.98
Expired	(35,791)	39.91
Forfeited or cancelled	(33,680)	31.06
Options outstanding as of September 30, 2016	2,163,093	$27.51	5.26	$22,903
Options exercisable as of September 30, 2016	1,423,442	$26.82	3.53	$16,109

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

 The following assumptions were used for options granted during the nine months ended September 30, 2016:

September 30, 2016
Risk-free interest rate	1.44%
Expected volatility of Company’s stock	28.17%
Expected dividend yield	2.21%
Expected life of options	5.6 years
Weighted average fair value per option of options granted during the year	$6.64

The total intrinsic value of options exercised during the nine months ended September 30, 2016 and 2015 was $3.6 million and $1.3 million, respectively.

The following is a summary of changes in restricted shares and units for the nine months ended September 30, 2016:

	Number of Shares and Units	Weighted Average Grant Date Fair Value
Shares and units outstanding at December 31, 2015	945,506	$29.92
Granted	482,739	31.19
Vested	(405,633)	28.37
Forfeited or cancelled	(23,824)	29.95
Shares and units outstanding at September 30, 2016	998,788	31.17

The total intrinsic value of restricted shares that vested during the nine months ended September 30, 2016 and 2015 was $15.7 million and $11.3 million, respectively.

The Company issued 80,780, 71,560 and 48,569 market-based restricted stock units in 2016, 2015 and 2014, respectively, which entitle recipients to shares of common stock at the end of a three year vesting period. Recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over the three year period. The Company issued 56,752 market-based restricted stock units in 2013 that vested in 2016. Recipients earned shares totaling 175% of the number of units issued, based on the Company’s total shareholder return relative to a specified peer group of financial institutions over the three year period. The market-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued. A Monte Carlo simulation model was used to value the market-based restricted stock units at the time of issuance.

As of September 30, 2016, there was $25.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At September 30, 2016, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.4 years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable as of September 30, 2016 was approximately $1 thousand, and the net amount payable as of December 31, 2015 was approximately $1 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At September 30, 2016, the Company’s credit exposure relating to interest rate swaps was approximately $45.8 million, which is secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $119 thousand at September 30, 2016.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

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

The Company’s derivative financial instruments are summarized below as of September 30, 2016 and December 31, 2015 (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$119	$(5)	$154	$(9)
Stand-alone derivative instruments: (2)
Interest rate swap contracts	1,226,157	49,520	1,034,298	27,856	1,226,157	(49,520)	1,025,186	(27,899)
Interest rate options contracts	219,409	872	222,585	628	219,409	(872)	190,622	(585)
Foreign exchange contracts	49,550	3,231	72,529	3,970	44,474	(3,011)	63,339	(3,671)
Spot foreign exchange contracts	742	17	328	5	278	(6)	132	—
Mortgage related derivatives:
Interest rate swap contracts	1,332,000	44,660	898,000	4,928	185,000	(10,915)	665,000	(3,723)
Interest rate swaptions contracts	—	—	—	—	—	—	—	—
Treasury futures contracts	86,500	406	—	—	—	—	—	—
TBA mortgage securities	290,000	856	35,000	33	—	—	—	—
Forward loan sale commitments	85,000	85	503,500	1,604	1,261,500	(6,001)	475,500	(1,087)
Interest rate lock commitments	944,918	12,561	622,906	3,822	—	—	—	—
Total stand-alone derivative instruments	4,234,276	112,208	3,389,146	42,846	2,936,818	(70,325)	2,419,779	(36,965)
Total	$4,234,276	$112,208	$3,389,146	$42,846	$2,936,937	$(70,330)	$2,419,933	$(36,974)

(1) Derivative instruments designated to hedge fixed-rate commercial real estate loans.
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in other operating income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$3	$4	$3	$4
Stand-alone derivative instruments:
Interest rate swap contracts	5,296	8,614	5,260	8,623
Interest rate options contracts	(36)	—	—	—
Foreign exchange contracts	1,362	30	1,362	91
Spot foreign exchange contracts	6	14	6	182
Mortgage related derivatives	(8,118)	(9,411)	31,653	(9,408)
Total stand-alone derivative instruments	(1,490)	(753)	38,281	(512)
Total	$(1,487)	$(749)	$38,284	$(508)

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2016 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swap contracts, caps and floors	$652	$—	$652	$50,047	$—	$50,047
Foreign exchange contracts	2,850	—	2,850	1,551	—	1,551
Mortgage related derivatives	46,008	—	46,008	16,917	—	16,917
Total derivatives	49,510	—	49,510	68,515	—	68,515
Repurchase agreements	—	—	—	256,569	—	256,569
Total	$49,510	$—	$49,510	$325,084	$—	$325,084

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$35,142	$(15,868)	$—	$19,274	$15,868	$(15,868)	$—	$—
Counterparty B	309	(309)	—	—	11,098	(309)	(10,789)	—
Counterparty C	7,740	(7,740)	—	—	17,344	(7,740)	(9,604)	—
Other counterparties	6,319	(6,296)	—	23	24,205	(6,296)	(17,886)	23
Total derivatives	49,510	(30,213)	—	19,297	68,515	(30,213)	(38,279)	23
Repurchase agreements	—	—	—	—	256,569	—	(256,569)	—
Total	$49,510	$(30,213)	$—	$19,297	$325,084	$(30,213)	$(294,848)	$23

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

The Banking Segment generates its revenues primarily from its lending, deposit gathering and fee business activities. The profitability of this segment's operations depends primarily on its net interest income after provision for credit losses, which is the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities less provision for credit losses.  The provision for credit losses is dependent on changes in the Banking Segment's loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The Banking Segment is also subject to an extensive system of laws and regulations that are intended primarily for the protection of depositors and other customers, federal deposit insurance funds and the banking system as a whole.  These laws and regulations govern such areas as capital, permissible activities, allowance for loan and lease losses, loans and investments, and rates of interest that can be charged on loans.

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

The following tables present summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Mortgage Banking	Consolidated
Three months ended September 30, 2016
Net interest income	$119,685	$2,168	$8,918	$130,771
Provision for credit losses	4,394	1,964	191	6,549
Non-interest income	40,533	18,759	49,095	108,387
Non-interest expense (1)	117,211	12,604	40,570	170,385
Income tax expense	8,420	2,484	6,901	17,805
Net income	$30,193	$3,875	$10,351	$44,419
Total assets	$16,453,379	$1,126,847	$1,761,656	$19,341,882
Three months ended September 30, 2015
Net interest income	$104,714	$2,832	$8,423	$115,969
Provision for credit losses	4,965	242	151	5,358
Non-interest income	31,572	19,987	30,692	82,251
Non-interest expense (1)	88,276	11,382	34,608	134,266
Income tax expense	12,178	4,398	1,742	18,318
Net income	$30,867	$6,797	$2,614	$40,278
Total assets	$12,759,341	$956,433	$1,234,327	$14,950,101

(1)	Includes merger related and repositioning expenses of $11.4 million and $389 thousand in the Banking Segment for the three months ended September 30, 2016 and 2015, respectively.

	Banking	Leasing	Mortgage Banking	Consolidated
Nine months ended September 30, 2016
Net interest income	$341,445	$7,002	$24,230	$372,677
Provision for credit losses	14,390	2,045	506	16,941
Non-interest income	112,221	53,670	116,189	282,080
Non-interest expense (1)	307,733	35,916	110,442	454,091
Income tax expense	36,120	8,872	11,788	56,780
Net income	$95,423	$13,839	$17,683	$126,945
Total assets	$16,453,379	$1,126,847	$1,761,656	$19,341,882
Nine months ended September 30, 2015
Net interest income	$313,192	$8,762	$21,883	$343,837
Provision for credit losses	12,783	1,598	247	14,628
Non-interest income	94,197	61,383	90,888	246,468
Non-interest expense (1)	271,248	34,866	100,809	406,923
Income tax expense	35,509	13,218	4,686	53,413
Net income	$87,849	$20,463	$7,029	$115,341
Total assets	$12,759,341	$956,433	$1,234,327	$14,950,101

(1)	Includes merger related and repositioning expenses of $17.2 million and $9.6 million in the Banking Segment for the nine months ended September 30, 2016 and 2015, respectively.

Note 17.	Preferred Stock

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

On August 24, 2016, in connection with the American Chartered merger, the Company issued one share of its Cumulative Voting Convertible Preferred Stock, Series B ("Company Series B Preferred Stock"), in exchange for each of the 525 shares of American Chartered's Series D Preferred Stock outstanding immediately prior to the merger whose holders did not elect to receive the same consideration in the Merger as holders of American Chartered Common Stock, based on the number of shares of American Chartered Common Stock into which each such share of American Chartered Series D Preferred Stock would otherwise then be convertible. Holders of the Company Series B Preferred Stock are entitled to receive cumulative cash dividends on the liquidation preference amount, which is $1,000 per share, at a rate of 8.00% per annum, have the right to vote on all matters upon which holders of the Company's common stock are entitled to vote and have the right to convert each share into shares of the Company's common stock at any time. The Company Series B Preferred stock has a mandatory conversion date of September 20, 2017. The Company Series B Preferred Stock is included in Tier 2 capital for regulatory capital purposes.

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

Our net income is also affected by non-interest income and non-interest expenses.  During the periods under report, non-interest income included revenue from our key fee initiatives: net lease financing income, mortgage banking revenue, commercial deposit and treasury management fees, trust and asset management fees, card fees and capital markets and international banking fees. Non-interest income also included consumer and other deposit service fees, brokerage fees, loan service fees, increase in cash surrender value of life insurance, net (gain) loss on investment securities, net gain (loss) on sale of assets and other operating income. During the periods under report, non-interest expenses included salaries and employee benefits expense, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, branch exit and facilities impairment charges, net (gain) loss on other real estate owned and other related expenses, prepayment fees on interest bearing liabilities and other operating expenses. Additionally, dividends on preferred shares reduced net income available to common stockholders.

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

On August 24, 2016, the Company completed its merger with American Chartered Bancorp, Inc. ("American Chartered"). Consideration paid by the Company was $487.4 million, including $382.8 million in common stock (9.7 million shares), $102.3 million in cash and $2.3 million in preferred stock and stock-based awards assumed. The results of operations of American Chartered have been included in our results of operations for the 37 days between the date of the merger and quarter end. The Company recorded $268.8 million in goodwill and $25.5 million in other intangibles as a result of this acquisition. These and other amounts recognized for this business combination in the financial statements as of September 30, 2016 have been determined only provisionally as fair values continue to be assessed. See Note 4 of the notes to our consolidated financial statements for additional information.

On December 31, 2015, the Company completed the acquisition of MSA Holdings, LLC, ("MSA") the parent company of MainStreet Investment Advisors, LLC and Cambium Asset Management, LLC. The Company recorded $13.5 million in goodwill and $8.8 million in other intangibles as a result of this acquisition. See Note 4 of the notes to our consolidated financial statements for additional information.

The Company had net income of $44.4 million for the three months ended September 30, 2016 compared to $40.3 million for the three months ended September 30, 2015. Net income available to common stockholders was $42.4 million for the three months ended September 30, 2016 compared to $38.3 million for the three months ended September 30, 2015. Fully diluted earnings per common share were $0.54 for the three months ended September 30, 2016 compared to $0.51 per common share for the three months ended September 30, 2015.

The Company had net income of $126.9 million for the nine months ended September 30, 2016 compared to $115.3 million for the nine months ended September 30, 2015. Net income available to common stockholders was $120.9 million for the nine months ended September 30, 2016 compared to $109.3 million for the nine months ended September 30, 2015. Fully diluted earnings per common share were $1.60 for the nine months ended September 30, 2016 compared to $1.45 per common share for the nine months ended September 30, 2015.

The results of operations for the nine months ended September 30, 2016 and 2015 were impacted by $17.2 million and $9.6 million in merger related and repositioning expenses, respectively. See "Non-interest Expenses" section for a detailed schedule of merger related and repositioning expenses.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease. Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values. Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment. If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference. On a quarterly basis, management reviews the lease residuals for potential impairment. If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At September 30, 2016, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $168.0 million.  See Note 1 and Note 6 to the audited consolidated financial statements contained in our Annual Report Form 10-K for the year ended December 31, 2015 for additional information.

Income Tax Accounting.  ASC Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements. ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of September 30, 2016, the Company had $19 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense. However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties. The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of September 30, 2016, the Company had approximately $2 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of, and guidance surrounding income tax laws and regulations change over time. As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

The Company’s annual assessment date for goodwill impairment testing is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company has three reporting units: banking, leasing and mortgage banking.  No impairment losses were recognized during the nine months ended September 30, 2016 or 2015. We are not aware of any events or circumstances subsequent to our annual goodwill impairment testing date of December 31, 2015 that would indicate impairment of goodwill at September 30, 2016. The carrying amount of goodwill was $993.8 million and $725.1 million at September 30, 2016 and December 31, 2015, respectively. The change in the carrying amount of goodwill from December 31, 2015 was due to the American Chartered merger and adjustments recognized for the MSA acquisition.

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

Net Interest Income

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the related yields, as well as the interest expense on average interest bearing liabilities, and the related costs, expressed both in dollars and rates (dollars in thousands).  The table below and the discussion that follows contain presentations of net interest income and net interest margin on a tax-equivalent basis, which is adjusted for the tax-favored status of income from certain loans and investments.  We believe this measure to be the preferred industry measurement of net interest income, as it provides a relevant comparison between taxable and non-taxable amounts. The table below and the discussion that follows also contains presentations of net interest margin on a tax equivalent basis excluding the effect of acquisition accounting discount accretion on loans acquired through the American Chartered and Taylor Capital mergers ("bank mergers").

Reconciliations of net interest income and net interest margin on a tax-equivalent basis and net interest margin on a tax-equivalent basis excluding the effect of acquisition accounting discount accretion on loans acquired through the bank mergers to net interest income and net interest margin in accordance with accounting principles generally accepted in the United States of America are provided in the table. For additional information, see "Non-GAAP Financial Information."

	Three Months Ended September 30,
(dollars in thousands)	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$835,953	$7,074	3.38%	$841,663	$7,904	3.76%
Loans (1) (2)	10,697,141	111,601	4.15	8,854,698	92,669	4.15
Loans exempt from federal income taxes (3)	374,126	4,378	4.58	330,721	3,513	4.16
Taxable investment securities	1,592,547	8,844	2.22	1,543,434	9,655	2.50
Investment securities exempt from federal income taxes (3)	1,318,855	15,972	4.84	1,356,702	16,541	4.88
Federal funds sold	36	—	1.00	38	—	1.00
Other interest earning deposits	103,061	164	0.63	138,542	89	0.25
Total interest earning assets	14,921,719	$148,033	3.95	13,065,798	$130,371	3.96
Non-interest earning assets	2,326,712			1,993,631
Total assets	$17,248,431			$15,059,429
Interest Bearing Liabilities:
Deposits:
NOW, money market and interest bearing deposits	$4,161,913	$2,299	0.22%	$4,119,625	$1,832	0.18%
Savings deposits	1,080,609	231	0.09	965,060	124	0.05
Time deposits	1,959,989	4,151	0.84	1,732,165	3,146	0.72
Short-term borrowings	1,144,899	1,092	0.38	1,079,978	395	0.15
Long-term borrowings and junior subordinated notes	599,133	2,367	1.55	282,033	1,886	2.62
Total interest bearing liabilities	8,946,543	$10,140	0.45	8,178,861	$7,383	0.36
Non-interest bearing deposits	5,524,043			4,428,065
Other non-interest bearing liabilities	461,243			378,276
Stockholders’ equity	2,316,602			2,074,227
Total liabilities and stockholders’ equity	$17,248,431			$15,059,429
Net interest income/interest rate spread (4)		$137,893	3.50%		$122,988	3.60%
Less: taxable equivalent adjustment		7,122			7,019
Net interest income, as reported		$130,771			$115,969
Net interest margin (5)			3.49%			3.52%
Tax equivalent effect			0.19%			0.21%
Net interest margin on a fully tax equivalent basis (5)			3.68%			3.73%
Effect of acquisition accounting discount accretion on loans acquired through bank mergers			(0.18)%			(0.24)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers			3.50%			3.49%

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

Net interest income on a fully tax equivalent basis increased $14.9 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to higher average loan balances as a result of the loans acquired through the American Chartered merger as well as loan growth in the legacy portfolio. The net interest margin, expressed on a fully tax equivalent basis, was 3.68% for the third quarter of 2016 and 3.73% for the third quarter of 2015. Net interest income in the third quarter of 2016 included interest income of $6.2 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in bank mergers in the third quarter of 2016 compared to $7.4 million in the third quarter of 2015. Excluding the accretion of the acquisition accounting discount recorded on loans acquired in bank mergers, our net interest margin on a fully tax equivalent basis would have been 3.50% for the three months ended September 30, 2016 and 3.49% for the three months ended September 30, 2015.

	Nine Months Ended September 30,
(dollars in thousands)	2016			2015
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$741,880	$19,351	3.48%	$760,956	$20,528	3.60%
Loans (1) (2)	9,944,457	314,478	4.22	8,688,434	277,659	4.27
Loans exempt from federal income taxes (3)	360,284	12,574	4.59	327,292	10,333	4.21
Taxable investment securities	1,528,251	26,209	2.29	1,548,369	29,591	2.55
Investment securities exempt from federal income taxes (3)	1,340,185	48,926	4.87	1,248,978	46,161	4.93
Federal funds sold	38	—	1.00	60	—	1.00
Other interest earning deposits	105,660	430	0.54	109,074	208	0.25
Total interest earning assets	14,020,755	$421,968	4.02	12,683,163	$384,480	4.05
Non-interest earning assets	2,142,106			2,004,278
Total assets	$16,162,861			$14,687,441
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$4,036,193	$6,434	0.21%	$3,999,844	$5,061	0.17%
Savings deposit	1,024,050	564	0.07	963,291	379	0.05
Time deposits	1,856,635	11,257	0.81	1,780,491	8,861	0.67
Short-term borrowings	1,051,802	2,723	0.35	942,057	1,027	0.15
Long-term borrowings and junior subordinated notes	613,998	6,788	1.45	279,290	5,542	2.62
Total interest bearing liabilities	8,582,678	$27,766	0.43	7,964,973	$20,870	0.35
Non-interest bearing deposits	4,980,904			4,301,483
Other non-interest bearing liabilities	416,667			362,794
Stockholders’ equity	2,182,612			2,058,191
Total liabilities and stockholders’ equity	$16,162,861			$14,687,441
Net interest income/interest rate spread (4)		$394,202	3.59%		$363,610	3.70%
Less: taxable equivalent adjustment		21,525			19,773
Net interest income, as reported		$372,677			$343,837
Net interest margin (5)			3.55%			3.62%
Tax equivalent effect			0.21%			0.21%
Net interest margin on a fully tax equivalent basis (5)			3.76%			3.83%
Effect of acquisition accounting discount accretion on loans acquired through bank mergers			(0.22)%			(0.27)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers			3.54%			3.56%

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

Net interest income on a fully tax equivalent basis increased $30.6 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to an increase in average loans, a result of the loan growth in the legacy portfolio and, to a lesser extent, loans acquired through the American Chartered merger, partially offset by an increase in average borrowings and an increase in the cost of deposits. The net interest margin, expressed on a fully tax equivalent basis, was 3.76% for the nine months ended September 30, 2016 and 3.83% for the nine months ended September 30, 2015. Net interest income in the nine months ended September 30, 2016 included interest income of $21.2 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in bank mergers in the nine months ended September 30, 2016 compared to $23.9 million in the nine months ended September 30, 2015. Excluding the accretion of the acquisition accounting discount recorded on loans acquired in bank mergers, our net interest margin on a fully tax equivalent basis would have been 3.54% for the nine months ended September 30, 2016 compared to 3.56% for the nine months ended September 30, 2015.

Non-interest Income

The following table presents non-interest income for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 (in thousands):

	Three Months Ended
	September 30,
	2016	2015	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$49,095	$30,692	$18,403	60.0%
Lease financing, net	18,864	20,000	(1,136)	(5.7)
Commercial deposit and treasury management fees	12,957	11,472	1,485	12.9
Trust and asset management fees	8,244	6,002	2,242	37.4
Card fees	4,161	3,335	826	24.8
Capital markets and international banking fees	3,313	2,357	956	40.6
Consumer and other deposit service fees	3,559	3,499	60	1.7
Brokerage fees	1,294	1,281	13	1.0
Loan service fees	1,792	1,531	261	17.0
Increase in cash surrender value of life insurance	1,055	852	203	23.8
Net gain (loss) on investment securities	—	371	(371)	(100.0)
Net loss on sale of assets	5	1	4	400.0
Other operating income	4,048	858	3,190	371.8
Total non-interest income	$108,387	$82,251	$26,136	31.8%

Non-interest income increased by $26.1 million, or 31.8%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

•	Mortgage banking revenue increased due to higher origination volumes as a result of the favorable interest rate environment and higher gains on sale margins.

•	Lease financing revenue decreased due to a decrease in residual gains.

•	Commercial deposit and treasury management fees increased due to new customer activity as well as the increased customer base as a result of the American Chartered merger.

•	Trust and asset management fees increased due to the addition of new customers as well as the acquisition of MSA.

•	Card fees increased due to higher debit and credit card fees.

•	Capital markets and international banking services fees increased primarily due to higher swap fees.

•	Other operating income increased due to higher earnings from investments in Small Business Investment Companies.

The following table presents non-interest income for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 (in thousands):

	Nine Months Ended
	September 30,
	2016	2015	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$116,192	$90,884	$25,308	27.8%
Lease financing, net	53,618	60,644	(7,026)	(11.6)
Commercial deposit and treasury management fees	36,383	33,572	2,811	8.4
Trust and asset management fees	24,430	17,468	6,962	39.9
Card fees	11,731	11,671	60	0.5
Capital markets and international banking fees	9,311	5,793	3,518	60.7
Consumer and other deposit service fees	9,745	9,842	(97)	(1.0)
Brokerage fees	3,767	4,502	(735)	(16.3)
Loan service fees	5,505	4,369	1,136	26.0
Increase in cash surrender value of life insurance	2,759	2,527	232	9.2
Net gain (loss) on investment securities	269	(173)	442	255.5
Net loss on sale of assets	(45)	(2)	(43)	NM
Other operating income	8,415	5,371	3,044	56.7
Total non-interest income	$282,080	$246,468	$35,612	14.4%
NM - Not meaningful

Non-interest income increased by $35.6 million, or 14.4%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

•	Mortgage banking revenue increased due to higher mortgage servicing fees and higher gains on sale margins.

•	Lease financing revenues decreased due to lower residual gains and fees from the sale of third-party equipment maintenance contracts.

•	Commercial deposit and treasury management fees increased due to new customer activity as well as the increased customer base as a result of the American Chartered merger.

•
Trust and asset management fees increased due to the addition of new customers as well as the acquisitions of MSA on December 31, 2015 and the Illinois court-appointed guardianship and special needs trust business in the third quarter of 2015.

•	Capital markets and international banking services fees increased due to higher swap, syndication and M&A advisory fees partly offset by lower commercial real estate advisory fees.

•	Loan service fees increased due to higher unused line and letter of credit fees.

•	Other operating income increased due to higher earnings from investments in Small Business Investment Companies.

Non-interest Expenses

The following table presents non-interest expense for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 (in thousands):

	Three Months Ended
	September 30,
	2016	2015	Increase/ (Decrease)	Percentage Change
Non-interest expenses:
Salaries and employee benefits	$111,478	$87,891	$23,587	26.8%
Occupancy and equipment	14,766	12,458	2,308	18.5
Computer services and telecommunication	12,836	8,567	4,269	49.8
Advertising and marketing	3,084	2,578	506	19.6
Professional and legal	4,460	1,801	2,659	147.6
Other intangibles amortization	1,674	1,542	132	8.6
Branch exit and facilities impairment charges	(2,908)	70	(2,978)	NM
Net (gain) loss recognized on other real estate owned and other expense	(721)	577	(1,298)	(225.0)
Other operating expenses	25,716	18,782	6,934	36.9
Total non-interest expenses	$170,385	$134,266	$36,119	26.9%
 NM - Not meaningful

Non-interest expenses increased by $36.1 million, or 26.9%, for the three months ended September 30, 2016 from the three months ended September 30, 2015. Non-interest expenses include $11.4 million and $389 thousand in merger related and repositioning expenses for the three months ended September 30, 2016 and 2015, respectively. See merger related and repositioning expenses detail below. Explanations for changes other than merger related and repositioning expenses are as follows:

•	Salaries and employee benefits expense increased due to higher salaries, commission, bonus, temporary help, health insurance and stock-based compensation expense.

•	Salaries expense increased due to annual pay increases, new hires and the additional staff from the acquisition of MSA and American Chartered merger.

•	Commission expense increased due to higher commissions paid in our mortgage banking segment as a result of higher mortgage origination revenues.

•	Bonus expense increased based on company performance through September 30, 2016 as well as an increase due to new hires.

•	Temporary help expense increased due temporary help in our IT and mortgage areas.

•
Occupancy and equipment expense increased due to higher depreciation expense and rental operating expenses as a result of the acquisition of MSA and the American Chartered merger, new offices opened at our mortgage banking segment and an office relocation in our leasing segment.

•	Computer services and telecommunication expense increased due to higher processing costs as a result of increased customer activity and investments in systems.

•	Professional and legal expense increased due to an increase in litigation fees.

•	Non-interest expense was also impacted by higher gains recognized on other real estate owned properties.

•
Other operating expenses increased due to a $4.0 million contribution to MB Financial Charitable Foundation as well as higher FDIC premiums (as a result of MB Financial Bank, N.A. (the "Bank") exceeding $10 billion in assets) and filing and other loan expense.

The following table presents the detail of the merger related and repositioning expenses for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	September 30,
	2016	2015
Merger related and repositioning expenses:
Salaries and employee benefits	$8,684	$3
Occupancy and equipment expense	104	2
Computer services and telecommunication expense	3,105	9
Advertising and marketing expense	53	—
Professional and legal expense	1,681	305
Branch exit and facilities impairment charges	(2,908)	70
Other operating expenses	649	—
Total merger related and repositioning expenses	$11,368	$389

In the third quarter of 2016, merger related and repositioning expenses primarily included costs incurred in connection with the American Chartered merger as well as a reversal of an exit cost due to a favorable lease termination on a branch acquired through the Taylor Capital merger.

The following table presents non-interest expense for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 (in thousands):

	Nine Months Ended
	September 30,
	2016	2015	Increase/ (Decrease)	Percentage Change
Non-interest expenses:
Salaries and employee benefits	$292,073	$258,822	$33,251	12.8%
Occupancy and equipment expense	41,441	37,575	3,866	10.3
Computer services and telecommunication expense	31,668	26,008	5,660	21.8
Advertising and marketing expense	8,926	7,521	1,405	18.7
Professional and legal expense	10,370	6,884	3,486	50.6
Other intangibles amortization expense	4,917	4,569	348	7.6
Branch exit and facilities impairment charges	(2,709)	7,899	(10,608)	(134.3)
Net (gain) loss recognized on other real estate owned and other expense	(809)	2,197	(3,006)	(136.8)
Prepayment fees on interest bearing liabilities	—	85	(85)	(100.0)
Other operating expenses	68,214	55,363	12,851	23.2
Total non-interest expenses	$454,091	$406,923	$47,168	11.6%

Non-interest expenses increased by $47.2 million, or 11.6%, for the nine months ended September 30, 2016 from the nine months ended September 30, 2015. Non-interest expenses include $17.2 million and $9.6 million in merger related and repositioning expenses for the nine months ended September 30, 2016 and 2015, respectively. See merger related and repositioning expenses detail below. Explanations for changes other than merger related and repositioning expenses are as follows:

•	Salaries and employee benefits expense increased due to higher salaries, bonus, temporary help and 401(k) match and profit sharing contribution expenses partly offset by lower commission expense.

•	Salaries increased due to annual pay increases, new hires and the increased staff from the American Chartered merger and the acquisition of MSA.

•	Bonus expense increased based on company performance through September 2016 as well as an increase due to new hires.

•	Temporary help expense increased due temporary help in our IT and mortgage areas.

•	Commission expense decreased due to lower commissions paid in our leasing segment as a result of lower lease financing revenues.

•
Occupancy and equipment expense increased due to higher depreciation expense and rental operating expenses as a result of the acquisition of MSA and the American Chartered merger, new offices opened at our mortgage banking segment and an office relocation in our leasing segment.

•	Computer services and telecommunication expense increased due to higher processing costs as a result of increased customer activity and investments in systems.

•	Advertising and marketing expense increased due to increased brand awareness advertising.

•	Professional and legal expense increased due to an increase in litigation and consulting fees.

•	Non-interest expense was also impacted by higher gains recognized on other real estate owned properties.

•
Other operating expenses increased due to higher FDIC premiums (as a result of MB Financial Bank, N.A. (the "Bank") exceeding $10 billion in assets), filing and other loan expense and card expenses (higher rewards and product development expense) as well as a $4.0 million contribution to MB Financial Charitable Foundation.

The following table presents the detail of the merger related and repositioning expenses for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Merger related and repositioning expenses:
Salaries and employee benefits	$9,089	$36
Occupancy and equipment expense	112	275
Computer services and telecommunication expense	3,921	409
Advertising and marketing expense	117	—
Professional and legal expense	1,879	1,006
Branch exit and facilities impairment charges	(2,864)	7,829
Contingent consideration expense - Celtic acquisition (1)	2,703	—
Other operating expenses	2,264	67
Total merger related and repositioning expenses	$17,221	$9,622

(1)	Resides in other operating expenses in the consolidated statements of operations.

During the nine months ended September 30, 2016, merger related and repositioning expenses primarily included costs incurred in connection with the American Chartered merger, a reversal of an exit cost due to a favorable lease termination on a branch acquired through the Taylor Capital merger and an increase in our contingent consideration accrual for our acquisition of Celtic Leasing Corp. as a result of stronger lease residual performance than previously estimated. During the nine months ended September 30, 2015, merger related and repositioning expenses were impacted primarily by exit costs on branches we closed in connection with the Taylor Capital merger.

Income Taxes

Income tax expense for the nine months ended September 30, 2016 was $56.8 million compared to $53.4 million for the nine months ended September 30, 2015. The increase was primarily due to an increase in our pre-tax income during the nine months ended September 30, 2016 partially offset by the $1.8 million income tax benefit associated with stock-based compensation a result of the adoption of new authoritative accounting guidance under ASC Topic 718 "Compensation - Stock Compensation" in the third quarter of 2016.

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

Net income from our Banking Segment for the three months ended September 30, 2016 decreased $674 thousand to $30.2 million compared to the three months ended September 30, 2015. This decrease was primarily due to higher salaries and employee benefits expense (due to annual pay increases, new hires, increased staff from the American Chartered merger and acquisition of MSA and bonus expense), the contribution to MB Financial Charitable Foundation, and merger related and repositioning expenses partly offset by the increase in net interest income driven by legacy loan growth and loans acquired through the American Chartered merger and an increase in non-interest income (trust and asset management fees, commercial deposit and treasury management fees, and capital markets and international banking fees). Net income from our Leasing Segment for the three months ended September 30, 2016 decreased $2.9 million to $3.9 million compared to the three months ended September 30, 2015. This decrease in net income was due to the decrease in lease financing revenues as a result of lower residual gains and an increase in provision for credit losses. Net income from our Mortgage Banking Segment for the three months ended September 30, 2016 increased $7.7 million to $10.4 million compared to the three months ended September 30, 2015. This increase in net income was due to an increase in mortgage origination fees as a result of higher origination volumes attributable to the favorable interest rate environment and higher gains on sale margins partly offset by higher salaries and benefits expense (due to annual pay increases, new hires and higher commissions) and volume-related other operating expenses.

Net income from our Banking Segment for the nine months ended September 30, 2016 increased $7.6 million to $95.4 million compared to the nine months ended September 30, 2015. This increase in net income was primarily due to an increase in net interest income, driven by loan growth in the legacy portfolio and, to a lesser extent, loans acquired through the American Chartered merger, and an increase in other non-interest income. This increase was partly offset by higher salaries and employee benefits expense due to annual pay increases, new hires, increased staff from the American Chartered merger and acquisition of MSA and bonus expense based on company performance as well as an increase in provision for credit losses expense. Net income from our Leasing Segment for the nine months ended September 30, 2016 decreased $6.6 million to $13.8 million compared to the nine months ended September 30, 2015. This decrease in net income was primarily due to a decrease in lease financing revenues, as a result of a decrease in residual gains and fees from the sale of third-party equipment maintenance contracts. Net income from our Mortgage Banking Segment for the nine months ended September 30, 2016 increased $10.7 million to $17.7 million compared to the nine months ended September 30, 2015. This increase in net income was due to an increase in mortgage origination and servicing fees, partly offset by higher salaries expense due to annual pay increases and new hires and higher bonus expense.

Balance Sheet

Total assets increased $3.8 billion, or 24.1%, to $19.3 billion at September 30, 2016 from December 31, 2015 primarily due to the assets acquired through the American Chartered merger.

•	Cash and cash equivalents increased $94.8 million, or 24.9% from $381.4 million at December 31, 2015 to $476.3 million at September 30, 2016.

•
Investment securities increased $190.8 million, or 6.5%, from December 31, 2015 to September 30, 2016 due to the investment securities acquired from the American Chartered merger offset by principal payments on our mortgage-backed securities.

•
Total loans, excluding purchased credit-impaired, increased by $2.7 billion, or 28.2%, to $12.4 billion at September 30, 2016 from December 31, 2015, primarily due to the loans acquired from the American Chartered merger as well as growth in our legacy commercial-related credits.

Total liabilities increased by $3.3 billion, or 24.3%, to $16.8 billion at September 30, 2016 from December 31, 2015 primarily due to the liabilities assumed through the American Chartered merger.

•
Total deposits increased by $2.8 billion, or 24.1%, to $14.3 billion at September 30, 2016 from December 31, 2015. Non-interest bearing deposits increased by $1.8 billion, or 38.5%, compared to December 31, 2015, while interest bearing deposits increased by $1.0 billion, or 14.4%. The increase in total deposits was primarily due to the deposits assumed in the American Chartered merger as well as strong growth in our legacy non-interest bearing deposits.

•	Total borrowings increased by $424.9 million, or 26.7%, to $2.0 billion at September 30, 2016 primarily due to the increase in short-term FHLB advances.

Total stockholders’ equity increased $476.1 million to $2.6 billion at September 30, 2016 compared to December 31, 2015 primarily as a result of the equity issued in the American Chartered merger as well as earnings for the nine months ended September 30, 2016 net of dividends declared.

Investment Securities

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	September 30, 2016		December 31, 2015		September 30, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$53,456	$53,968	$63,805	$64,611	$64,008	$65,461
States and political subdivisions	383,041	410,737	373,285	396,367	379,015	399,274
Residential mortgage-backed securities	1,066,834	1,076,337	759,816	763,549	683,955	693,225
Commercial mortgage-backed securities	93,962	96,993	128,509	130,107	150,638	154,201
Corporate bonds	208,940	210,193	222,784	219,628	228,711	228,251
Equity securities	10,932	11,128	10,757	10,761	10,701	10,826
Total Available for Sale	1,817,165	1,859,356	1,558,956	1,585,023	1,517,028	1,551,238
Held to maturity
States and political subdivisions	939,491	993,140	1,016,519	1,052,755	1,002,963	1,031,008
Residential mortgage-backed securities	175,771	182,698	214,291	222,012	221,889	232,204
Total Held to Maturity	1,115,262	1,175,838	1,230,810	1,274,767	1,224,852	1,263,212
Total	$2,932,427	$3,035,194	$2,789,766	$2,859,790	$2,741,880	$2,814,450

Loan Portfolio

The following table sets forth the composition of our loan portfolio (excluding loans held for sale) as of the dates indicated showing the balances of legacy loans and loans acquired through the American Chartered and Taylor Capital mergers (dollars in thousands):

	September 30, 2016				December 31, 2015
	Legacy (1)	Acquired (2)	Total	% of Total	Legacy (1)	Acquired (2)	Total	% of Total
Commercial related credits:
Commercial loans	$3,413,747	$972,065	$4,385,812	35%	$2,908,158	$708,128	$3,616,286	37%
Commercial loans collateralized by assignment of lease payments	1,801,187	72,193	1,873,380	15	1,687,421	91,651	1,779,072	18
Commercial real estate	2,382,124	1,412,677	3,794,801	30	2,040,339	655,337	2,695,676	27
Construction real estate	412,455	38,568	451,023	4	238,918	13,142	252,060	3
Total commercial related credits	8,009,513	2,495,503	10,505,016	84	6,874,836	1,468,258	8,343,094	85
Other loans:
Residential real estate	692,205	306,622	998,827	8	466,794	161,375	628,169	6
Indirect vehicle	520,421	1,850	522,271	4	382,000	2,095	384,095	4
Home equity	181,340	93,948	275,288	2	202,231	14,342	216,573	2
Other consumer loans	76,768	1,188	77,956	1	80,329	332	80,661	1
Total other loans	1,470,734	403,608	1,874,342	15	1,131,354	178,144	1,309,498	13
Total loans excluding purchased credit-impaired loans	9,480,247	2,899,111	12,379,358	99	8,006,190	1,646,402	9,652,592	98
Purchased credit-impaired loans	94,562	66,776	161,338	1	92,429	48,977	141,406	2
Total loans	$9,574,809	$2,965,887	$12,540,696	100%	$8,098,619	$1,695,379	$9,793,998	100%

(1)
Legacy loans include all loans other than those acquired through the American Chartered and Taylor Capital mergers, including loans acquired in connection with our FDIC-assisted transactions and our other acquisition transactions, as well as new loans originated subsequent to the American Chartered and Taylor Capital mergers and American Chartered and Taylor Capital loans that have been renewed.

(2)	Represents loans acquired through the American Chartered and Taylor Capital mergers that have not yet been renewed. These balances will decrease to zero over time.

Total loans, excluding purchased credit-impaired, increased by $2.7 billion to $12.4 billion at September 30, 2016 from December 31, 2015. Total loans increased by $2.7 billion to $12.5 billion at September 30, 2016 from $9.8 billion at December 31, 2015. The increase in total loans and total loans, excluding purchased credit-impaired, was primarily due to the loans acquired through the American Chartered merger. Legacy residential real estate loan balances have increased from December 31, 2015 as a result of retaining adjustable rate mortgages originated by our Mortgage Banking Segment in our loan portfolio. Legacy construction loans have increased from December 31, 2015 due to draws on new and existing credit lines primarily in the areas of apartments, healthcare and office. Legacy indirect vehicle loans have increased from December 31, 2015 as a result of growth in boat, motorcycle and other recreational vehicle loans.

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

The following table sets forth the amounts of non-performing loans, non-performing assets, potential problem loans, and purchased credit-impaired loans as well as other information regarding asset quality at the dates indicated (dollars in thousands):

	September 30, 2016	December 31, 2015	September 30, 2015
Non-performing loans:
Non-accruing loans	$52,135	$98,065	$92,302
Loans 90 days or more past due, still accruing interest	1,774	6,596	4,275
Total non-performing loans	53,909	104,661	96,577
Other real estate owned	33,105	31,553	29,587
Repossessed assets	453	81	216
Total non-performing assets	$87,467	$136,295	$126,380
Purchased credit-impaired loans	$161,338	$141,406	$155,693
Total allowance for loan and lease losses	$139,528	$128,140	$124,626
Accruing restructured loans (1)	28,561	26,991	20,120
Total non-performing loans to total loans	0.43%	1.07%	1.03%
Total non-performing assets to total assets	0.45	0.87	0.85
Allowance for loan and lease losses to total non-performing loans	258.82	122.43	129.04

(1)	Accruing restructured loans consists of loans that have been modified and are performing in accordance with those modified terms.

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

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the nine months ended September 30, 2016 and 2015 (in thousands):

	September 30,
	2016	2015
Beginning balance	$31,553	$19,198
Transfers in at fair value less estimated costs to sell	3,566	15,612
Acquired from business combination	4,148	—
Capitalized other real estate owned costs	96	—
Fair value adjustments	980	(2,407)
Net gains on sales of other real estate owned	843	337
Cash received upon disposition	(8,081)	(3,153)
Ending balance	$33,105	$29,587

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

	September 30, 2016	December 31, 2015

Commercial loans	$82,823	$102,106
Commercial loans collateralized by assignment of lease payments	3,868	7,004
Commercial real estate	24,903	30,831
Total	$111,594	$139,941

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

The commercial related general loss reserve was $112.7 million as of September 30, 2016 and $94.2 million as of December 31, 2015. The increase in the commercial related general loss reserve was due to the overall growth in the loan portfolio. Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

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

The total commercial related specific reserves component of the allowance was $9.7 million as of September 30, 2016 compared to $16.2 million as of December 31, 2015. The decrease in commercial related specific reserves was due to loans that paid off during the second and third quarters of 2016.

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $17.2 million at September 30, 2016 and $17.8 million at December 31, 2015.

For loans acquired through bank mergers, the provision for credit losses for non-purchased credit impaired ("non-PCI") loans, as accounted for in accordance with ASC 310-20, is calculated using a process similar to the one used for the MBFI legacy portfolio. A general loan loss reserve is calculated for the bank merger loans renewed and non-renewed loans separately using the same loan loss reserve model used for MBFI legacy loans. The general loan loss reserve is calculated for the four categories of commercial-related loans in our portfolio: commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans. The probability of loans defaulting for each risk rating (referred to as default factors) is estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time. The default factors are multiplied by individual loan balances in each risk rating category and again multiplied by an historical loss given default estimate for each loan type to determine the appropriate allowance. The bank merger loans are risk rated using the MBFI rating methodology. The general loan loss reserve amount is adjusted upward to reflect uncertainty regarding the performance of the acquired portfolios due to our limited history with the borrowers.

For bank merger non-PCI loans that renewed during the period (quarter or year to date), the default factors are multiplied by the loan balance and loss given default estimate to calculate the required reserves. The amount of required reserves is recognized as a provision for credit losses in the statement of operations. For bank merger non-PCI loans that were not renewed subsequent to the merger consummation, the default factors are multiplied by the loan balance and the historical loss given default estimate. The resulting general loan loss reserve is compared to the remaining acquisition accounting discounts related to credit on the non-PCI loans, with the excess to be recognized as a provision for credit losses in the statement of operations.

We recorded a negative provision for credit losses of $377 thousand for acquired loans related to the non-PCI bank merger loans for the nine months ended September 30, 2016 primarily due to the reduction in specific reserves. No additional provisions were recorded on the purchased credit impaired bank merger loans accounted for in accordance with ASC 310-30.

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

The following table presents an analysis of the allowance for loan and lease losses for the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$138,333	$124,130	$131,508	$114,057
Provision for credit losses	6,549	5,358	16,941	14,628
Charge-offs:
Commercial loans	1,341	1,657	2,126	2,283
Commercial loans collateralized by assignment of lease payments	367	1,980	3,288	2,080
Commercial real estate	529	170	2,601	2,312
Construction real estate	7	5	151	11
Residential real estate	290	292	1,134	1,189
Home equity	376	358	1,233	1,078
Indirect vehicles	838	581	2,420	2,082
Other consumer loans	409	467	1,216	1,391
Total charge-offs	4,157	5,510	14,169	12,426
Recoveries:
Commercial loans	665	456	1,997	1,514
Commercial loans collateralized by assignment of lease payments	3	11	520	1,100
Commercial real estate	324	2,402	2,761	6,338
Construction real estate	50	216	94	253
Residential real estate	45	337	151	417
Home equity	65	186	576	447
Indirect vehicles	436	334	1,400	1,354
Other consumer loans	86	118	620	356
Total recoveries	1,674	4,060	8,119	11,779
Net charge-offs	2,483	1,450	6,050	647
Allowance for credit losses	142,399	128,038	142,399	128,038
Allowance for unfunded credit commitments	(2,871)	(3,412)	(2,871)	(3,412)
Allowance for loan and lease losses	$139,528	$124,626	$139,528	$124,626
Total loans	$12,540,696	$9,389,181	$12,540,696	$9,389,181
Ratio of allowance to total loans	1.11%	1.33%	1.11%	1.33%
Ratio of net charge-offs to average loans	0.09	0.06	0.08	0.01

Net charge-offs of $6.1 million were recorded in the nine months ended September 30, 2016 compared to net charge-offs of $647 thousand in the nine months ended September 30, 2015. A provision for credit losses of $16.9 million was recorded for the nine months ended September 30, 2016 compared to $14.6 million for the nine months ended September 30, 2015.

The provision for credit losses for the nine months ended September 30, 2016 included a provision for credit losses of $17.3 million for the legacy MB Financial portfolio and a negative provision for credit losses of $377 thousand related to the bank merger acquired loan portfolio for loan renewals subsequent to the acquisition date. In addition, included in the table above are net recoveries for the acquired Taylor Capital loans of $1.3 million for the nine months ended September 30, 2016.

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

Lease investments by categories follow (in thousands):

	September 30, 2016	December 31, 2015	September 30, 2015
Direct finance leases:
Minimum lease payments	$382,032	$392,901	$345,344
Estimated unguaranteed residual values	76,197	74,411	68,297
Less: unearned income	(32,707)	(34,675)	(30,300)
Direct finance leases (1)	$425,522	$432,637	$383,341
Leveraged leases:
Minimum lease payments	$1,101	$3,286	$4,610
Estimated unguaranteed residual values	118	523	845
Less: unearned income	(37)	(126)	(187)
Less: related non-recourse debt	(1,075)	(3,199)	(4,482)
Leveraged leases (1)	$107	$484	$786
Operating leases:
Equipment, at cost	$403,525	$318,843	$290,786
Less accumulated depreciation	(125,878)	(107,156)	(106,563)
Lease investments, net	$277,647	$211,687	$184,223

(1)	Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leverage leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $66.5 million at September 30, 2016, $55.0 million at December 31, 2015 and $49.8 million at September 30, 2015.

At September 30, 2016, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2016	$1,563	$—	$10,161	$11,724
2017	18,645	99	9,318	28,062
2018	16,150	19	11,539	27,708
2019	16,057	—	11,569	27,626
2020	10,649	—	13,869	24,518
Thereafter	13,133	—	35,233	48,366
	$76,197	$118	$91,689	$168,004

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are generally reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. To mitigate this risk of loss, we seek to diversify both the type of equipment leased and the industries in which the lessees participate. Often times, there are several individual lease schedules under one master lease. There were 4,164 leases at September 30, 2016 compared to 4,369 at December 31, 2015.  The average residual value per lease schedule was approximately $40 thousand at September 30, 2016 and $33 thousand at December 31, 2015.  The average residual value per master lease schedule was approximately $172 thousand at September 30, 2016 and $132 thousand at December 31, 2015, respectively.

Liquidity and Sources of Capital

Our cash flows are composed of three classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities.

Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  Net cash flows provided by operating activities were $30.2 million for the nine months ended September 30, 2016 compared to net cash flows provided by operating activities of $159.0 million for the nine months ended September 30, 2015.  The change was primarily due to lower net originations of loans held for sale.

Cash flows from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the nine months ended September 30, 2016, the Company had net cash flows used in investing activities of $606.1 million compared to net cash flows used in investing activities of $363.9 million for the nine months ended September 30, 2015.  The change was primarily due to the increase in loans offset by less purchases of investment securities during the nine months ended September 30, 2016. The nine months ended September 30, 2015 also included a sale of mortgage servicing rights.

Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the nine months ended September 30, 2016, the Company had net cash flows provided by financing activities of $670.8 million compared to net cash flows provided by financing activities of $193.0 million for the nine months ended September 30, 2015.  The change in cash flows from financing activities was primarily due to the increase in deposits and borrowings compared to the nine months ended September 30, 2015.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at September 30, 2016, there were no firm lending commitments in place, management believes that we could borrow approximately $415.5 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago ("FHLB").  As of September 30, 2016, the Company had $1.4 billion outstanding in FHLB advances, and could borrow an additional amount of approximately $1.2 billion.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of September 30, 2016, the Company had approximately $1.7 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. We also maintain a $35.0 million unsecured line of credit at the holding company level with a correspondent bank. Nothing was outstanding on the line of credit as of September 30, 2016. The line of credit is scheduled to mature on June 30, 2017. The holding company had $17.1 million in cash as of September 30, 2016.

See Notes 9 and 10 of the Financial Statements presented under Item 1 of this report for details of period end balances and other information for these various funding sources. There were no material changes outside the ordinary course of business in the Company’s contractual obligations at September 30, 2016 as compared to December 31, 2015.

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

At September 30, 2016, the Company’s total risk-based capital ratio was 11.65%, Tier 1 capital to risk-weighted assets ratio was 9.39%, common equity Tier 1 capital to risk-weighted assets ratio was 8.70% and Tier 1 capital to average asset ratio was 9.29%. At September 30, 2016, MB Financial Bank’s total risk-based capital ratio was 11.20%, Tier 1 capital to risk-weighted assets ratio was 10.30%, common equity Tier 1 capital to risk-weighted assets ratio was 10.30% and Tier 1 capital to average asset ratio was 10.28%. MB Financial Bank was categorized as “Well-Capitalized” at September 30, 2016 under the regulations of the Office of the Comptroller of the Currency.

The Company and MB Financial Bank must maintain a capital conservation buffer consisting of additional common equity Tier 1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement began phasing in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount will increase each year until the buffer requirement is fully implemented on January 1, 2019. At September 30, 2016, the Company and MB Financial Bank maintained capital above the 0.625% conservation buffer that was phased in at the beginning of 2016.

Non-GAAP Financial Information

This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures include net interest income on a fully tax equivalent basis, net interest margin on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis excluding the effect of the acquisition accounting discount accretion on loans acquired through the bank mergers. Our management uses these non-GAAP measures, together with the related GAAP measures, in its analysis of our performance and in making business decisions. Management also uses these measures for peer comparisons. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. Management also believes that presenting net interest margin on a tax equivalent basis excluding the effect of the acquisition accounting discount accretion on loans acquired through the Taylor Capital and American Chartered mergers is useful in assessing the impact of acquisition accounting on net interest margin, as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off our balance sheet. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis excluding the effect of the acquisition accounting discount accretion on loans acquired through the Taylor Capital and American Chartered mergers to net interest margin are contained in the tables under “Net Interest Margin.”

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

Important factors that could cause actual results to differ materially from the results anticipated or projected include, but are not limited to, the following: (1) expected revenues, cost savings, synergies and other benefits from the MB Financial-American Chartered merger might not be realized within the expected time frames or at all and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (2) the credit risks of lending activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses, which could necessitate additional provisions for loan losses, resulting both from originated loans and loans acquired from other financial institutions; (3) competitive pressures among depository institutions; (4) interest rate movements and their impact on customer behavior, net interest margin and the value of our mortgage servicing rights; (5) the possibility that our mortgage banking business may experience increased volatility in its revenues and earnings and the possibility that the profitability of our mortgage banking business could be significantly reduced if we are unable to originate and sell mortgage loans at profitable margins or if changes in interest rates negatively impact the value of our mortgage servicing rights; (6) the impact of repricing and competitors’ pricing initiatives on loan and deposit products; (7) fluctuations in real estate values; (8) the ability to adapt successfully to technological changes to meet customers’ needs and developments in the market place; (9) the possibility that security measures implemented might not be sufficient to mitigate the risk of a cyber attack or cyber theft, and that such security measures might not protect against systems failures or interruptions; (10) our ability to realize the residual values of our direct finance, leveraged and operating leases; (11) our ability to access cost-effective funding; (12) changes in financial markets; (13) changes in economic conditions in general and in the Chicago metropolitan area in particular; (14) the costs, effects and outcomes of litigation; (15) new legislation or regulatory changes, including but not limited to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and regulations adopted thereunder, changes in capital requirements pursuant to the Dodd-Frank Act, changes in the interpretation and/or application of laws and regulations by regulatory authorities, other governmental initiatives affecting the financial services industry and changes in federal and/or state tax laws or interpretations thereof by taxing authorities; (16) changes in accounting principles, policies or guidelines; (17) our future acquisitions of other depository institutions or lines of business; and (18) future goodwill impairment due to changes in our business, changes in market conditions, or other factors.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2016 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.

The table is intended to provide an approximation of the projected repricing of assets and liabilities at September 30, 2016 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates. Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 4%, 10%, and 6%, respectively, in the first three months, 11%, 26%, and 15%, respectively, in the next nine months, 52%, 58%, and 57%, respectively, from one year to five years, and 33%, 6%, and 22%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$122,672	$1,663	$915	$—	$125,250
Investment securities	377,222	391,334	1,626,875	725,396	3,120,827
Loans held for sale	899,412	—	—	—	899,412
Loans, including covered loans	6,209,997	2,063,254	3,978,225	289,220	12,540,696
Total interest earning assets	$7,609,303	$2,456,251	$5,606,015	$1,014,616	$16,686,185
Interest Bearing Liabilities:
NOW, money market and interest bearing deposits	$316,546	$895,882	$2,563,162	$884,817	$4,660,407
Savings deposits	62,880	177,258	651,954	255,808	1,147,900
Time deposits	379,663	865,653	814,871	438	2,060,625
Short-term borrowings	1,265,096	67,054	147,905	16,264	1,496,319
Long-term borrowings	248,068	20,944	40,486	2,147	311,645
Junior subordinated notes issued to capital trusts	209,159	—	—	—	209,159
Total interest bearing liabilities	$2,481,412	$2,026,791	$4,218,378	$1,159,474	$9,886,055
Rate sensitive assets (RSA)	$7,609,303	$10,065,554	$15,671,569	$16,686,185	$16,686,185
Rate sensitive liabilities (RSL)	2,481,412	4,508,203	8,726,581	9,886,055	9,886,055
Cumulative GAP (GAP=RSA-RSL)	5,127,891	5,557,351	6,944,988	6,800,130	6,800,130
RSA/Total assets	39.34%	52.04%	81.02%	86.27%	86.27%
RSL/Total assets	12.83	23.31	45.12	51.11	51.11
GAP/Total assets	26.51	28.73	35.91	35.16	35.16
GAP/RSA	67.39	55.21	44.32	40.75	40.75

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	September 30, 2016		December 31, 2015
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+ 2.00%	$32,698	5.69%	$32,845	6.91%
+ 1.00%	17,569	3.06	16,486	3.47
- 1.00%	(18,876)	(3.28)	(21,122)	(4.44)

In the interest rate sensitivity table above, changes in net interest income between September 30, 2016 and December 31, 2015 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to higher cost certificates of deposit in a rising rate environment.

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

Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2016 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting: During the quarter ended September 30, 2016, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information for the three months ended September 30, 2016 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
July 1, 2016 — July 31, 2016	3,527	$37.68	—	$—
August 1, 2016 — August 31, 2016	30,088	39.10	—	—
September 1, 2016 — September 30, 2016	—	—	—	—
Total	33,615	$38.95	—

(1)	Includes shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MB FINANCIAL, INC.
(registrant)

Date:	November 9, 2016	By:	/s/Mitchell Feiger
Mitchell Feiger
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2016	By:	/s/Randall T. Conte
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

3.1	Charter of the Registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2016 (File No. 001-36599))

3.1A
Articles Supplementary to the Charter of the Registrant for the Registrant’s Perpetual Non-Cumulative Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A filed on August 14, 2014 (File No.001-36599))

3.1B
Articles Supplementary to the Charter of the Registrant for the Registrant’s Cumulative Voting Convertible Preferred Stock, Series B (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 30, 2016 (File No.001-36599))

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

101
The following financial statements from the MB Financial, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith