Form 10-K
period 2016-12-31
MB FINANCIAL INC /MD
filed 2017-02-24
CIK 1139812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting shares held by non-affiliates of the Registrant was approximately $2,573,575,204 as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter.  Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are “affiliates.”

There were issued and outstanding 83,764,663 shares of the Registrant’s common stock as of February 23, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Part of Form 10-K

Portions of the definitive Proxy Statement to be used in conjunction with the Registrant’s 2017 Annual Meeting of Stockholders.	Part III

MB FINANCIAL, INC. AND SUBSIDIARIES

FORM 10-K

December 31, 2016

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

General

MB Financial, Inc., headquartered in Chicago, Illinois, is a financial holding company with banking offices located primarily in the Chicago area.  The words “MB Financial,”  “the Company,” “we,” “our” and “us” refer to MB Financial, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.  Our primary market is the Chicago metropolitan area, in which we operate 95 banking offices through our bank subsidiary, MB Financial Bank, N.A. (MB Financial Bank). Through MB Financial Bank, we offer a broad range of financial services primarily to small and middle market businesses and individuals in the markets that we serve.  Our primary business segments include Banking, Leasing and Mortgage Banking.  As of December 31, 2016, on a consolidated basis, we had total assets of $19.3 billion, deposits of $14.1 billion, stockholders’ equity of $2.6 billion, and client assets under management or advisement of $7.5 billion in our wealth management group (including $2.8 billion in our trust department, $1.1 billion in our majority-owned asset management firm, Cedar Hill Associates LLC ("Cedar Hill") and $3.5 billion in our bank-owned investment management firm, MSA Holdings, LLC ("MSA")).

MB Financial, Inc. was incorporated as a Maryland corporation in 2001 in connection with a merger of predecessor companies. We have completed a number of acquisitions in recent years.

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

On December 31, 2015, MB Financial Bank acquired a 100% equity interest in MSA, the parent company of MainStreet Investment Advisors, LLC ("MainStreet") and Cambium Asset Management, LLC ("Cambium"). MainStreet provides investment management solutions to the bank trust and independent trust company markets.  Cambium, a Registered Investment Advisor, provides efficient, cost-effective account management solutions on a discretionary basis for high net worth clients, both individuals and institutions, and small accounts through its BluePrint portfolio solution. See Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

On August 24, 2016, the Company acquired American Chartered Bancorp, Inc. ("American Chartered"), a bank holding company and the parent company of American Chartered Bank, a commercial bank headquartered in Schaumburg, Illinois, through the merger of American Chartered with and into the Company, followed immediately by the merger of American Chartered Bank with and into MB Financial Bank. Consideration paid was $487.4 million, including $382.8 million in common stock (9.7 million shares), $102.3 million in cash and $2.3 million in preferred stock and stock-based awards assumed. See Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

MB Financial Bank Subsidiaries

MB Financial Bank, our largest subsidiary, has four wholly owned subsidiaries with significant operating activities: LaSalle Systems Leasing, Inc. ("LaSalle"), Celtic, MB Equipment Finance, LLC, ("MB Equipment Finance") a subsidiary that was acquired through the Taylor Capital merger, and MSA. MB Financial Bank also has a majority owned subsidiary with significant operating activities, Cedar Hill.

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

In October 2016, MB Financial Bank formed a new subsidiary, MB Financial International, Inc., to serve as the holding company for LaSalle Solutions Canada Inc., a Canadian leasing company, and MB Business Capital Canada Inc., a Canadian asset-based lending company.

Operating Segments

Our operations are managed based on the operating results of three reportable segments: Banking, Leasing and Mortgage Banking. Our chief operating decision-makers use financial information from our three reportable segments to make operating and strategic decisions. For financial information about our reportable segments, see Note 21 of the notes to our audited consolidated financial statements contained in Item 8 of this report.

Banking. We concentrate on serving small and middle market businesses and their owners. We also focus on serving consumers who live or work near our branches. We operate four primary lines of business within our Banking Segment: commercial banking, lease banking, retail banking, and wealth management. Each is described below.

Commercial Banking.  Commercial banking focuses on serving middle market businesses, primarily located in the Chicago metropolitan, southwest Wisconsin and northeast Indiana areas. We provide a full set of credit, deposit, treasury management, capital markets, and international banking products to these companies. In general, our credit products are designed for companies with annual revenues between $3 million and $500 million. We have a broad range of credit products for our target market, including working capital loans and lines of credit; accounts receivable financing; inventory and equipment financing; industrial revenue bond financing; ESOP financing; business acquisition loans; owner occupied real estate loans; asset-based loans; and financial, performance and commercial letters of credit. Our deposit and treasury management products are designed for companies with annual revenues up to $500 million and include internet banking products, investment sweep accounts, zero balance accounts, automated tax payments, ATM access, telephone banking, lockbox, automated clearing house transactions, account reconciliation, controlled disbursement, detail and general information reporting, wire transfers, vault services for currency and coin, remote deposit capture and checking accounts. Our capital markets products include derivatives and interest rate risk solutions, capital solutions, merger and acquisition advisory, and real estate debt and equity placement. Our international banking services include trade services, export trade finance, and foreign exchange. We also provide a full set of credit, deposit and treasury management services for real estate operators and investors. Some treasury management services are provided nationwide.

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

Retail Banking. Retail banking has 95 banking offices and 138 ATMs located throughout the Chicago metropolitan area. We also have one branch in Philadelphia, Pennsylvania. Our target customers are small businesses (with annual revenues up to $10 million) located in our market and consumers who live and work near our banking centers. We offer our retail banking customers, both business and consumer, a variety of deposit products and services, such as checking, savings, money market, NOW and certificates of deposit. Our products are designed to meet the needs of customers of all ages and lifestyles. Our services are conveniently delivered through our branch network, as well as through our electronic channels, internet and mobile banking, providing added access for all clients.

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

Wealth Management.  Our wealth management group provides comprehensive wealth management solutions. We provide investment management, private banking services, financial planning and wealth advisory services to business owners, high net worth individuals, foundations, endowments and municipal agencies, through our private bankers, asset management and trust advisors, as well as through Cedar Hill and Cambium, our registered investment advisors focused on the high net worth sector. In addition, personal trust, custody, estate settlement, guardianship and retirement plan services are provided through our asset management and trust advisors. MainStreet, our registered investment advisor focused on the institutional sector, provides investment advisory solutions to the bank trust and independent trust company markets.

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

Mortgage Banking. The Mortgage Banking Segment conducts business on a national level and originates residential mortgage loans for sale to investors and for the Company's portfolio through its retail and third-party channels, as well as through our 95 Chicago area retail banking branches. This segment also services residential mortgage loans for various investors and for loans owned by the Company and makes bulk purchases of servicing rights. Most of the activity in our Mortgage Banking Segment is attributable to the mortgage banking business we acquired in connection with the Taylor Capital merger and have grown since that merger.

Lending Activities

General.  Our loan portfolio consists primarily of loans to businesses or for business purposes.

Commercial.  We make commercial loans mainly to middle market businesses, generally located in the Chicago, southwest Wisconsin and northeast Indiana areas.  Borrowers tend to be privately-owned and are generally manufacturers, wholesalers, distributors, long-term health care operators and service providers. Certain long-term health care borrowers are located outside the Chicago, southwest Wisconsin and northeast Indiana areas.  Loan products offered are primarily working capital, term loans and lines of credit that help our customers finance accounts receivable, inventory and equipment.  We also offer financial, performance and commercial letters of credit.  Commercial loans secured by owner occupied real estate are classified as commercial real estate loans.  Most commercial loans are short-term in nature, being one year or less, with the maximum term generally being five to seven years.

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

We also offer asset-based loans to businesses with collateral as the primary source of repayment.  Collateral for these loans may include accounts receivable, inventory, equipment and owner occupied real estate.  Collateral is monitored regularly to insure ongoing sufficiency of coverage and quality.  The primary risk for these loans is a significant decline in collateral values due to general market conditions.  Loan terms that mitigate these risks include asset appraisals with typical industry advance rates and amortization periods on fixed assets, percentage of collateral advance rates on current assets, ongoing field exams, dominion over cash collections using cash collateral accounts and regular asset monitoring.  Because of the national scope of our asset-based lending, the risk of these loans is also diversified by industry and geography.

Commercial Real Estate.  We originate commercial real estate loans that are generally secured by multi-unit residential property and owner and non-owner occupied commercial and industrial property.  Longer term commercial real estate loans are generally made at fixed rates, although some have interest rates that change based on the Prime Rate or LIBOR.  Generally, most loans are structured with a balloon payment at the end of five years or less. Periodically, terms of up to twenty-five years are offered on fully amortizing loans.  For our fixed rate loans with maturities greater than five years, we may enter into interest rate swap agreements with a third party to mitigate interest rate risk.  In deciding whether to make a commercial real estate loan, we consider, among other things, the experience and qualifications of the borrower as well as the value and cash flow of the underlying property.  Some other factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the global cash flows of the borrower, the ratio of the loan amount to the property value and the overall creditworthiness of the prospective borrower.  Our commercial real estate loans typically range in size from $250 thousand to $30 million.

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

Construction Real Estate.  We primarily focus on providing construction loans for owner occupied real estate and periodically funding projects to strong borrowers.  Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion.  Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation on real property, our estimates with regard to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness.  If our estimate of the value of a project at completion proves to be overstated, or market values have declined since we originated our loan, we may have inadequate security for repayment of the loan and we may incur a loss.

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

Our consumer loan portfolio also includes home equity lines of credit, fixed-rate home equity loans, personal and business credit cards, and to a lesser extent, secured and unsecured consumer loans.  Home equity lines of credit and home equity loans are generally extended up to 80% of the value of the property, less outstanding first mortgage loans. Typical terms for home equity lines of credit are 10 years of interest only payments and a 10-year fully amortizing repayment thereafter.   Terms for home equity loans typically range from five to ten years.  In deciding whether to make a home equity line of credit or loan, we consider the qualifications of the borrower(s) as well as the value of the underlying property.  In deciding whether to make other consumer loans, we evaluate the qualifications of the borrower(s) and any collateral, if applicable.

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

Personnel

As of December 31, 2016, we and our subsidiaries employed a total of 3,486 full-time equivalent employees.  We consider our relationship with our employees to be good.

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

Capital Adequacy.  The Federal Reserve Board, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation (collectively, the federal banking agencies) have issued risk-based and leverage capital regulations applicable to bank holding companies and banks.  In addition, these agencies may from time to time require that a bank holding company or bank maintain capital above the minimum levels, based on its financial condition or actual or anticipated growth.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), we and our bank subsidiary became subject to new capital regulations adopted by the Federal Reserve and the OCC, which create a new required ratio for common equity Tier 1 (“CET1”) capital, increase the minimum leverage and Tier 1 capital ratios, change the risk-weightings of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios, and change what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the Basel Committee on Banking Supervision. The federal banking agencies have also adopted a rule on liquidity coverage requirements, which applies only to banking organizations with total consolidated assets of $250 billion or more or on-balance sheet foreign exposure of $10 billion or more, and sets less stringent requirements for institutions that do not meet these requirements but have $50 billion in or more in total assets.

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

There are a number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015, some of which are subject to transition periods.  These changes include the phasing-out of certain instruments as qualifying capital and eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Mortgage servicing and deferred tax assets over designated percentages of the CET1 threshold are deducted from capital.  In addition, Tier 1 capital includes AOCI, which includes all unrealized gains and losses on available for sale debt and equity securities.  However, because of our asset size at the time of election, we were eligible for the one-time option of permanently opting out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.  We elected this option in the first quarter of 2015.

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The new regulations make certain changes in the risk-weighting of assets to better reflect credit risk and other risk exposure compared to the earlier capital rules. These include a 150% risk weight for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and, starting in 2018, a 250% risk weight for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The capital conservation buffer requirement began to be phased in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019.

To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the FRB requires it to maintain a specific capital level.

As of December 31, 2016, we and our bank subsidiary met the requirements to be "well capitalized" and the full capital conservation buffer requirement. The well capitalized standard for the Bank is discussed below.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("the Act"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within these categories.  The Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified.  Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements.  An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan.  The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan.  Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors.  In addition, the Act requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet these standards.

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

As of December 31, 2016, our bank subsidiary met the requirements to be classified as “well capitalized.”

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

Stress Testing. As required by the Dodd-Frank Act and the regulations of the Federal Reserve Board and the OCC, institutions such as the Company and our subsidiary bank, with average total consolidated assets greater than $10 billion, must conduct annual, company-run stress tests under the baseline, adverse and severely adverse scenarios provided by the federal banking regulators. The regulators may also require the use of additional scenarios. The stress test is a process to assess the potential impact of scenarios on the consolidated earnings, losses and capital of an institution over the planning horizon, taking into account the institution’s condition, risks, exposures, strategies and activities. The purpose of the stress tests is to ensure that institutions have robust, forward-looking capital planning that accounts for their risks and to help ensure that institutions have sufficient capital throughout times of economic and financial stress. Beginning with the 2016 stress test, which is the first stress test we and our bank subsidiary conducted under the regulations, the company-run stress tests are to be conducted using data as of December 31st of the preceding calendar year and the scenarios released by the agencies from time to time. Aligned with the prior year, stress test results must be reported to the agencies by July 31st of each year, with public disclosure of a summary of the stress test results between October 15th and October 31st. The stress test results are an important factor considered by the Federal Reserve Board and the OCC in evaluating, among other matters, the capital adequacy of the Company and our subsidiary bank and whether any proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. We and our subsidiary bank must consider the results of stress tests in the normal course of business, including consideration of capital planning, assessment of capital adequacy and risk management practices.

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

As required by the Dodd-Frank Act, the FDIC has adopted rules under which insurance premiums are assessed on an institution’s total assets minus its tangible equity (defined as Tier 1 capital).  For a bank with total assets of $10 billion or more, FDIC regulations require the bank to be assessed under a scorecard method. The scorecard method uses a performance score and a loss severity score, which are combined and converted into an initial base assessment rate.  The performance score is based on measures of the bank’s ability to withstand asset-related stress and funding-related stress and weighted CAMELS ratings. The loss severity score is a measure of potential losses to the FDIC in the event of the bank’s failure. Under a formula, the performance score and loss severity score are combined and converted to a total score that determines the bank’s initial base assessment rate. The FDIC has the discretion to alter the total score based on factors not captured by the scorecard.  The resulting initial base assessment rate is subject to adjustments downward based on long term unsecured debt issued by the bank, to adjustment upward based on long term unsecured debt held by the bank that is issued by other FDIC-insured institutions, and to further adjustment upward if the bank’s brokered deposits exceed 10% of its domestic deposits.  Modifications to the scorecard method may apply to certain “highly complex institutions.” Currently, initial base assessment rates range from 3 to 30 basis points and are subject to certain adjustments. In addition, the FDIC may increase or decrease its rate schedules by 2.0 basis points without rulemaking, and in an emergency, may impose a special assessment.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% (formerly 1.15%) by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank requires the FDIC to offset the effect of the increase in the statutory minimum DRR to 1.35% on institutions with assets less than $10 billion. To implement this offset, the FDIC’s rules require institutions with total assets of $10 billion or more to pay a surcharge during a temporary period.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund.  These assessments will continue until the Financing Corporation bonds mature in 2019.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Community Reinvestment Act.  Under the Community Reinvestment Act, every FDIC-insured institution is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its assessment area, including low and moderate income neighborhoods.  The Community Reinvestment Act requires the appropriate federal banking regulator, in connection with the examination of an insured institution, to assess the institution’s record of meeting the credit needs of its community and to consider this record in its evaluation of certain applications, such as a merger or the establishment of a branch.  An unsatisfactory rating may be used as the basis for the denial of an application and will prevent a bank holding company of the institution from making an election to become a financial holding company.

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001.  The President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act") into law in October 2001.  This act contains the International Money Laundering Abatement and Financial Anti-

Terrorism Act of 2001 (the “IMLAFA”).  The IMLAFA substantially broadens earlier anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes certain compliance and due diligence obligations, defines certain crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers.  The U.S. Treasury Department has issued a number of regulations implementing the USA PATRIOT Act that apply certain of its requirements to financial institutions such as our bank.  The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.  The increased obligations of financial institutions, including us, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, requires the implementation and maintenance of internal procedures, practices and controls which have increased, and may continue to increase, our costs and may subject us to liability.

As noted above, enforcement and compliance-related activity by government agencies has increased. Money laundering and anti-terrorism compliance is among the areas receiving a high level of focus in the present environment.

Volcker Rule. Under the Dodd-Frank Act and regulations adopted by the federal banking agencies to implement the provisions of the Act known as the Volcker Rule, FDIC-insured depository institutions, their holding companies, subsidiaries and affiliates, (collectively, “banking entities”), are generally prohibited, subject to certain exemptions, from proprietary trading and from acquiring or retaining an ownership interest in a "covered fund."

Activities eligible for exemptions include, among others, certain underwriting, marketing and risk-mitigating hedging activities, fiduciary transactions, and, if certain conditions are met, ownership of interests in certain hedge funds or private equity funds offered to customers of a banking entity’s trust or investment advisory or certain other services, if the banking entity does not guarantee or insure the performance of such a fund. These conditions include, among others, limits on such ownership interests (3% of total ownership interests for any single fund and 3% of Tier 1 capital for the aggregate value of all ownership interests in such funds); a requirement that the amount of such ownership interests be deducted from regulatory capital; a requirement that, for purposes of these limits, ownership interests held by a director or employee of the banking entity are attributed to the banking entity if the banking entity finances the acquisition of the director’s or employee’s ownership interest; and a prohibition against certain transactions between a banking entity and such a fund, including loans, purchases of assets and others. No director or employee of the banking entity (or its affiliates) may hold an ownership interest in such a fund unless directly engaged in providing investment advisory or other services to the fund when the ownership interest is acquired.

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

Many aspects of the Dodd-Frank Act are subject to rulemaking and take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally.

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

Incentive Compensation.  The Dodd-Frank Act requires the federal banking regulators and other agencies, including the Securities and Exchange Commission, to issue regulations or guidelines requiring disclosure to the regulators of incentive-based compensation arrangements and to prohibit incentive-based compensation arrangements for directors, officers or employees that encourage inappropriate risks by providing excessive compensation, fees or benefits or that could lead to material financial loss to a financial institution.  Proposed regulations for this purpose have been published, which are based upon the key principles that incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors and appropriate policies, procedures and monitoring.  It is proposed that institutions with assets between $1 and $50 billion must maintain records documenting their incentive-based compensation arrangements. In addition, those institutions are to ensure that those arrangements appropriately balance risk and financial rewards, are compatible with effective risk management and are supported by effective governance. The CFPB has issued a bulletin on sales and other incentive programs indicating that it expects institutions to institute effective risk controls for these programs that include risks to customers from unfair and abusive sales practices and other practices and factors, and a robust compliance management system.

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

As of December 31, 2016 and 2015, excluding purchased credit-impaired loans, approximately 44% and 39%, respectively, of our total loan portfolio was secured by real estate, a majority of which is commercial real estate.

Our commercial real estate portfolio consists of health care, industrial, multifamily, office, retail, church and schools loans.  Our concentration in commercial real estate loans involves additional risk as the values of the properties securing the loans can decline.  In addition, vacancy rates can increase, resulting in lower cash flows on the underlying properties and stress on our customer's ability to repay their loans.

At December 31, 2016, excluding purchased credit-impaired loans, our commercial real estate loans totaled $3.8 billion, or 29% of our total loan portfolio. This loan type represented approximately 20% of our total non-performing loans as of December 31, 2016.

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

This type of real estate lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Our non-performing consumer related loans were $38.5 million, or 37% of our total non-performing loans, as of December 31, 2015 compared to $32.4 million, or 55% of our total non-performing loans, as of December 31, 2016. Non-performing home equity and residential real estate loans together accounted for 92% of the consumer related non-performing loans as of December 31, 2016.

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

We make our commercial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial loans may depreciate over time, be difficult to appraise and fluctuate in value. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers. Accordingly, we make our commercial loans primarily based on the historical and expected cash flow of the borrower and secondarily on underlying collateral provided by the borrower. At December 31, 2016, our commercial loans totaled $4.3 billion, or 34% of our total loan portfolio. This loan type represented approximately 21% of our total non-performing loans as of December 31, 2016.

We lend money to small and mid-sized independent lessors to finance the debt portion of leases. A lease loan arises when a lessor discounts the equipment rental revenue stream owed to the lessor by a lessee. Our lease loans entail many of the same types of risks as our commercial loans. Lease loans generally are non-recourse to the leasing company, and, consequently, our recourse is limited to the lessee and the leased equipment. As with commercial loans secured by equipment, the equipment securing our lease loans may depreciate over time, may be difficult to appraise and may fluctuate in value. We rely on the lessee’s continuing financial stability, rather than the value of the leased equipment, for the repayment of all required amounts under lease loans. In the event of a default on a lease loan, it is unlikely that the proceeds from the sale of the leased equipment will be sufficient to satisfy the outstanding unpaid amounts under the terms of the loan. At December 31, 2016, our lease loans totaled $2.0 billion, or 16% of our total loan portfolio. This loan type represented approximately 4% of our total non-performing loans as of December 31, 2016.

Changes in economic conditions, particularly an economic slowdown in the Chicago area and state of Illinois, could hurt our business.

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

Except for our leasing and lease loan activities, asset-based lending activities, indirect lending activities, mortgage banking activities and certain treasury management services, which are nationwide, our lending and deposit gathering activities are concentrated in the Chicago metropolitan area. Our success depends on the general economic conditions of this metropolitan area and throughout Illinois.

Both the State of Illinois and the City of Chicago currently face significant fiscal challenges, including large budget deficits, substantial unfunded pension obligations and low credit ratings, which could negatively impact us to the extent this leads to declines in business activity and overall economic conditions in Illinois and the Chicago metropolitan area. In addition, the State of Illinois is currently operating without a budget, which has in some cases led to the State not meeting its financial obligations in a timely manner. Some of our commercial loan borrowers are health care operators and service providers who maybe dependent on the receipt of contractual payments and reimbursements from the State of Illinois for services rendered. To the extent the State delays or suspends these payments and reimbursements, this could adversely affect the ability of borrowers to meet their loan repayment obligations to us. Any resulting delinquencies and defaults on these loans would in turn adversely affect our financial condition and results of operations.

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

Many of our investment securities are issued by and some of our loans are made to the U.S. government and government agencies and sponsored entities. Uncertain domestic political conditions, including prior federal government shutdowns and potential future federal government shutdowns, any future concerns regarding the possibility of the federal government defaulting on its obligations for a period of time due to potential future debt ceiling limitations or other unresolved political issues, may pose credit default and liquidity risks with respect to investments in financial instruments issued or guaranteed by the federal government and loans to the federal government. Any downgrade in the sovereign credit rating of the United States, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations.

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

Mortgage production, especially refinancing, generally declines in rising interest rate environments. We have experienced historically low interest rates in recent years. When interest rates rise, or even if they do not, there can be no assurance that our mortgage production will continue at current levels. Because we sell a substantial portion of the mortgage loans we originate, the profitability of our mortgage banking operations depends in large part upon our ability to aggregate a high volume of loans and sell them in the secondary market at a gain. Thus, in addition to the interest rate environment, our mortgage business is dependent upon (i) the existence of an active secondary market and (ii) our ability to profitably sell loans into that market.

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

At December 31, 2016, our mortgage servicing rights had a fair value of $238.0 million compared to $168.2 million at December 31, 2015. Changes in fair value of our mortgage servicing rights are recorded to earnings in each period. Depending on the interest rate environment, it is possible that the fair value of our mortgage servicing rights may be reduced in the future. If such changes in fair value significantly reduce the carrying value of our mortgage servicing rights, our financial condition and results of operations would be negatively affected.

The Basel III Rule requires deductions from Common Equity Tier 1 Capital in the event mortgage servicing rights exceed a certain percentage of a bank’s Common Equity Tier 1 threshold.

Certain hedging strategies that we use to manage investment in mortgage servicing rights, mortgage loans held for sale and interest rate lock commitments may be ineffective to offset any adverse changes in the fair value of these assets due to changes in interest rates and market liquidity.

We use derivative instruments to economically hedge mortgage servicing rights, mortgage loans held for sale and interest rate lock commitments to offset changes in fair value resulting from changing interest rate environments. Our hedging strategies are susceptible to prepayment risk, basis risk, market volatility and changes in the shape of the yield curve, among other factors. In addition, hedging strategies rely on assumptions and projections regarding assets and general market factors. If these assumptions and projections prove to be incorrect or our hedging strategies do not adequately mitigate the impact of changes in interest rates, we may incur losses that would adversely impact earnings.

Our mortgage loan representation and warranty reserve for losses could be insufficient.

We currently maintain a representation and warranty reserve, which is a liability on our consolidated balance sheets, to reflect our best estimate of expected losses that we will incur on loans that we have sold or securitized into the secondary market and must subsequently repurchase or with respect to which we must indemnify the purchasers and insurers because of violations of customary representations and warranties. Increases to this reserve for current loan sales reduce mortgage banking revenue. The level of the reserve reflects management's continuing evaluation of loss experience on repurchased loans, indemnifications and present economic conditions, as well as the actions of loan purchasers and guarantors. The determination of the appropriate level of the mortgage loan representation and warranty reserve inherently involves a high degree of subjectivity and requires us to make estimates of repurchase risks and expected losses subsequently experienced. Both the assumptions and estimates used could be inaccurate, resulting in a level of reserve that is less than actual losses. If additional reserves are required, it could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2016, our investment securities portfolio contained 615 securities in an unrealized loss position (with total unrealized losses of $15.7 million as of that date), compared to 193 securities in an unrealized loss position as of December 31, 2015 (with total unrealized losses of $8.5 million as of that date). Factors beyond our control can significantly influence the fair value of securities in our investment securities portfolio and can cause potential adverse changes to the fair value of these securities. These factors include but are not limited to rating agency downgrades of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the credit markets. Any of these mentioned factors could cause an-other-than-temporary impairment or permanent impairment of these assets, which would lead to accounting charges which could have a material negative effect on our financial condition and results of operations. In addition, we have a large longer term municipal security portfolio that would decline substantially in value if interest rates increase materially.

Higher FDIC deposit insurance premiums and assessments could significantly increase our non-interest expense.

FDIC insurance rates increased significantly in 2009, and we may pay higher FDIC premiums in the future.  The Dodd-Frank Act established 1.35% as the minimum Designated Reserve Ratio ("DRR"). The FDIC has determined that the DRR should be 2.0% and has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15% on institutions with assets less than $10 billion.  The FDIC has adopted a rule to implement this offset, under which institutions with assets of $10 billion or more pay a temporary surcharge.

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

If the interest rates paid on deposits and other interest bearing liabilities increase at a faster rate than the interest rates received on loans and other interest earning assets, our net interest income, and therefore earnings, could be adversely affected.  As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. In addition, a substantial portion of our loans (approximately 60% of our total loan portfolio as of December 31, 2016) have adjustable interest rates.  While the higher payment amounts we would receive on these loans in a rising interest rate environment may increase our interest income, some borrowers may be unable to afford the higher payment amounts, which may result in a higher rate of default. A portion of our adjustable rate loans have interest rate floors that are in-the-money and may not adjust upward immediately with increases in interest rates. Rising interest rates also may reduce the demand for loans and the value of our fixed-rate investment securities.

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

Because shares of our stock were issued in the American Chartered merger, it is possible that, although we currently expect the merger to be accretive to earnings per share in the first full year excluding one-time charges, the merger may be dilutive to our earnings per share, which could negatively affect the market price of our common stock. The aggregate number of shares of our common stock issued in the merger was approximately 9.7 million. The issuance of these new shares could have the effect of depressing the market price of shares of our common stock through dilution of earnings per share or otherwise.

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

We have incurred, and may continue to incur, significant transaction and merger-related costs in connection with the American Chartered merger.

We expect to continue to incur a number of non-recurring costs associated with the American Chartered merger, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. For example, we will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the American Chartered merger.

Our participation in the loss-share agreements with the FDIC requires that we follow certain servicing procedures, and the terms of certain loans may exceed the coverage periods under the loss-share agreements.

MB Financial Bank entered into loss-share agreements with the FDIC as part of the Heritage, Benchmark, Broadway and New Century transactions. These loss-share agreements require that MB Financial Bank follow certain servicing procedures as specified in the agreement.  A failure to follow these procedures or any other breach of the agreement by MB Financial Bank could result in the loss of FDIC reimbursement of losses on covered loans and other real estate owned, which could have a material negative effect on our financial condition and results of operations. In addition, the loss-share agreements protect MB Financial Bank against losses for limited periods of time (generally ten years for single family residential real estate (consumer) loans and five years for commercial loans). To the extent MB Financial Bank continues to hold any of the covered loans following the expiration of the applicable loss-share period, it will absorb 100% of any losses. The commercial loan loss-share agreements for the Heritage and Benchmark transactions expired in March 2014 and December 2014, respectively, and the commercial loan loss-share agreements for the Broadway and New Century transactions expired in June 2015. The consumer loan loss-share agreements for the Heritage and Benchmark transactions will expire in March 2019 and December 2019, respectively, and the consumer loan loss-share agreements for the Broadway and New Century transactions will expire in June 2020.

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

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file Suspicious Activity Reports with the U.S. Treasury’s Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions. During the last several years, several banking institutions have received large fines for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

We provide treasury management services to money services businesses, which include check cashers, issuers/sellers of traveler’s checks, money orders and stored value cards, and money transmitters.  Providing banking services to money service businesses exposes us to enhanced risks from noncompliance with a variety of laws and regulations.

We provide treasury management services to the check cashing industry, offering currency, check clearing, monetary instrument, depository and credit services.  We also provide treasury management services to money transmitters.  Financial institutions that open and maintain accounts for money services businesses are expected to apply the requirements of the USA PATRIOT Act and Bank Secrecy Act, as they do with all accountholders, on a risk-assessed basis.  As with any category of accountholder, there will be money services businesses that pose little risk of money laundering or lack of compliance with other laws and regulations and those that pose a significant risk.  Providing treasury management services to money services businesses represent a significant compliance and regulatory risk, and failure to comply with all statutory and regulatory requirements could result in fines or sanctions.

Prepaid card products and services are subject to extensive regulatory supervision that create significant compliance and operating costs, as well as the risk of data breaches.

We offer prepaid gift and incentive cards to our customers.   Additionally, we provide sponsorship and issuing services to corporate clients who have developed and manage their own card programs for their customers.  Through these sponsorship and issuing relationships, we maintain the critical oversight and control responsibilities of the program, while our corporate clients take on various key management roles, including the marketing, processing and distribution of the cards. Our prepaid card products and our involvement with the card programs of our corporate clients subject us to certain risks.

Prepaid cards operate in a highly regulated environment and are subject to extensive supervision and examination.   This regulatory environment includes an expectation of a comprehensive Bank Secrecy Acts/anti-money laundering oversight and monitoring program, as well as federal and state laws addressing consumer protection, escheatment, privacy and data protection.  Compliance with these laws and regulations are costly, challenging and require significant personnel resources.

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

Among the many requirements in the Dodd-Frank Act for banking regulations is the requirement for capital regulations.  Generally, trust preferred securities will no longer be eligible as Tier 1 capital.  See “Item 1. Business--Supervision and Regulation--Capital Adequacy.”

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

As noted above, the Dodd-Frank Act created the CFPB, an independent federal agency with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB's jurisdiction also extends to unfair, deceptive, or abusive acts or practices. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets and their affiliates, their service providers and certain non-depository entities such as debt collectors and consumer reporting agencies.

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

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

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

If our estimates of the fair value of our goodwill change as a result of changes in our business or other factors, we may determine that an impairment charge is necessary. Estimates of fair value are based on a complex model using, among other things, estimated cash flows and industry pricing multiples. Based on the Company's 2016 goodwill impairment testing, the fair values of the three reporting units, banking, leasing and mortgage banking, were in excess of their carrying value.  If the fair values of the three reporting units were less than their book value of total common stockholders' equity, the Company will consider this and other factors, including the anticipated cash flows of each of the reporting units, to determine whether goodwill is impaired. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.

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

Any inaccurate assumptions in our analytical and forecasting models could cause us to miscalculate our projected revenue or losses, which could adversely affect the Company's statements of operations or financial condition.

We use analytical and forecasting models to estimate the effects of economic conditions on our financial assets and liabilities as well as our mortgage servicing rights. Those models include assumptions about interest rates and consumer behavior that may be incorrect. If our model assumptions are incorrect, improperly applied or inadequate, we may record higher than expected losses or lower than expected revenues which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to certain risks in connection with our data management or aggregation.

We are reliant on our ability to manage data and our ability to aggregate data in an accurate and timely manner to ensure effective risk reporting and management. Our ability to manage data and aggregate data may be limited by the effectiveness of our policies, programs, processes and practices that govern how data is acquired, validated, stored, protected and processed. While we continuously update our policies, programs, processes and practices, many of our data management and aggregation processes are manual and subject to human error or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, as well as to manage changing business needs.

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

As of December 31, 2016, we had outstanding $210.7 million aggregate principal amount of junior subordinated debt securities issued in connection with the sale of trust preferred securities by certain subsidiaries that are statutory business trusts. We have also guaranteed these trust preferred securities.

As of December 31, 2016, we had ten separate series of these junior subordinated debt securities outstanding, each series having been issued under a separate indenture and with a separate guarantee. Each of these indentures, together with the related guarantee, prohibits us, subject to limited exceptions, from declaring or paying any dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any of our capital stock at any time when (i) there shall have occurred and be continuing an event of default under the indenture or any event, act or condition that with notice or lapse of time or both would constitute an event of default under the indenture; (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have deferred payment of interest on the junior subordinated debt securities outstanding under that indenture. In that regard, we are entitled, at our option but subject to certain conditions, to defer payments of interest on the junior subordinated debt securities of each series from time to time for up to five consecutive years.

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

We conduct our business at 95 banking offices located in the Chicago metropolitan area and one banking office in Philadelphia, Pennsylvania.  We own a majority of our banking center facilities.  The remaining facilities are leased.  We have 140 ATMs at our branches and at other locations.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.  See Note 7 of the notes to our consolidated financial statements contained in Item 8 of this report for additional information regarding our premises and equipment.

We also have non-bank office locations in Chicago, Forest Park, Lombard and Rosemont, Illinois; Costa Mesa and Irvine, California; Alpharetta, Georgia; Evansville, Indiana; Leawood, Kansas; Baltimore and Hunt Valley, Maryland; Bloomfield Hills, Michigan; Bloomington, Minnesota; Charlotte, North Carolina; Plymouth Meeting, Pennsylvania; and Bee Cave and Fort Worth, Texas.  These offices are used by our subsidiaries. We also operate 53 mortgage retail offices in 15 states.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “MBFI.”  There were approximately 2,016 holders of record of our common stock as of December 31, 2016.

The following table presents quarterly market price information and quarterly cash dividends paid per share for our common stock for 2016 and 2015:

	Market Price Range
	High	Low	Dividends Paid
2016
Quarter ended December 31, 2016	$48.06	$35.00	$0.19
Quarter ended September 30, 2016	39.50	39.12	0.19
Quarter ended June 30, 2016	36.71	36.19	0.19
Quarter ended March 31, 2016	33.62	32.78	0.17
2015
Quarter ended December 31, 2015	$36.21	$30.33	$0.17
Quarter ended September 30, 2015	36.23	30.42	0.17
Quarter ended June 30, 2015	35.77	29.59	0.17
Quarter ended March 31, 2015	33.10	27.93	0.14

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

The following table sets forth information for the three months ended December 31, 2016 with respect to our repurchases of our outstanding common shares:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in Thousands)
October 1, 2016 — October 31, 2016	—	$—	—	$—
November 1, 2016 — November 30, 2016	—	—	—	—
December 1, 2016 — December 31, 2016	935	47.23	—	—
Total	935	$47.23	—

(1)	Includes shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.

Stock Performance Presentation

The following line graph shows a comparison of the cumulative returns for the period beginning December 31, 2011 and ending December 31, 2016 of the Company's common stock, the NASDAQ Composite Index and the SNL Mid Cap Bank Index. The information assumes that $100 was invested at the closing price on December 31, 2011 in the Company's common stock and each index, and that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
FOR MB FINANCIAL, INC., NASDAQ COMPOSITE INDEX
AND SNL MID CAP BANK INDEX

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
MB Financial, Inc.	$100.00	$116.28	$191.87	$200.09	$201.07	$299.17
NASDAQ Composite Index	100.00	117.45	164.57	188.84	201.98	219.89
SNL Mid Cap Bank Index	100.00	112.07	166.50	169.60	182.56	253.49

Item 6.	Selected Financial Data

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

Selected Financial Data:

	As of or for the Year Ended December 31,
(Dollars in thousands, except per share data)	2016 (1)	2015	2014 (1)	2013	2012
Statement of Operations Data:
Interest income	$557,177	$494,234	$375,148	$297,895	$335,310
Interest expense	39,286	28,628	24,325	25,559	42,522
Net interest income	517,891	465,606	350,823	272,336	292,788
Provision for credit losses	19,563	21,386	12,052	(5,804)	(8,900)
Net interest income after provision for credit losses	498,328	444,220	338,771	278,140	301,688
Non-interest income	374,903	322,093	221,305	154,394	129,193
Non-interest expenses	619,851	534,154	436,782	294,588	304,030
Income before income taxes	253,380	232,159	123,294	137,946	126,851
Applicable income tax expense	79,244	73,211	37,193	39,491	36,477
Net income	174,136	158,948	86,101	98,455	90,374
Dividends and discount accretion on preferred shares	8,009	8,000	4,000	—	3,269
Net income available to common stockholders	$166,127	$150,948	$82,101	$98,455	$87,105
Common Share Data:
Basic earnings per common share	$2.16	$2.03	$1.32	$1.81	$1.61
Diluted earnings per common share	2.13	2.02	1.31	1.79	1.60
Book value per common share	29.43	26.77	25.58	24.14	23.29
Weighted average common shares outstanding:
Basic	76,968,823	74,177,574	62,012,196	54,509,612	54,270,297
Diluted	77,976,121	74,849,030	62,573,406	54,993,865	54,505,976
Dividend payout ratio on common stock	34.74%	32.18%	39.69%	24.58%	8.13%
Cash dividends per common share	$0.74	$0.65	$0.52	$0.44	$0.13

(1)
On August 24, 2016, we completed the American Chartered merger. On August 18, 2014, we completed the Taylor Capital merger. See Note 2 of the notes to consolidated financial statements contained under “Item 8. Financial Statements and Supplementary Data.”

Selected Financial Data (continued):

	As of or for the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$463,469	$381,441	$312,081	$473,459	$287,543
Investment securities	2,909,221	2,930,066	2,723,701	2,352,862	2,416,977
Loans, gross	12,768,803	9,793,998	9,083,217	5,712,551	5,766,930
Allowance for loan and lease losses	139,366	128,140	110,026	111,746	124,204
Loans held for sale	716,883	744,727	737,209	629	7,492
Total assets	19,302,317	15,585,007	14,602,099	9,641,427	9,571,805
Deposits	14,110,448	11,505,215	10,990,942	7,381,259	7,542,697
Short-term and long-term borrowings	1,881,078	1,406,011	1,014,331	555,548	336,652
Junior subordinated notes issued to capital trusts	210,668	186,164	185,778	152,065	152,065
Stockholders’ equity	2,579,209	2,087,284	2,028,286	1,326,682	1,275,770
Performance Ratios:
Return on average assets	1.03%	1.07%	0.75%	1.05%	0.95%
Return on average equity	7.65	7.72	5.40	7.59	7.09
Return on average common equity	7.69	7.77	5.29	7.59	7.05
Net interest margin (1)	3.54	3.63	3.54	3.31	3.49
Tax equivalent effect	0.19	0.21	0.23	0.28	0.24
Net interest margin — fully tax equivalent basis (1)	3.73	3.84	3.77	3.59	3.73
Loans to deposits	90.49	85.13	82.64	77.39	76.46
Asset Quality Ratios:
Non-performing loans to total loans (2)	0.46%	1.07%	0.96%	1.87%	2.03%
Non-performing assets to total assets (3)	0.45	0.87	0.73	1.36	1.62
Allowance for loan and lease losses to total loans	1.09	1.31	1.21	1.96	2.15
Allowance for loan and lease losses to non-performing loans (2)	234.81	122.43	126.34	104.87	106.17
Net loan charge-offs to average loans	0.09	0.04	0.18	0.16	(0.02)
Liquidity and Capital Ratios:
Common equity tier 1 capital to risk-weighted assets	8.72%	9.27%	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets	9.40	11.54%	12.61%	15.28%	14.73%
Total capital to risk-weighted assets	11.63	12.54	13.62	16.53	16.62
Tier 1 capital to average assets	8.38	10.40	10.47	11.22	10.50
Average equity to average assets	13.45	13.89	13.96	13.82	13.35
Other:
Banking facilities	96	81	86	85	86
Full time equivalent employees	3,486	2,980	2,839	1,775	1,758

(1)	Net interest margin represents net interest income as a percentage of average interest earning assets.

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

Selected Financial Data (continued):

The following table sets forth our selected quarterly financial data (in thousands, except common share data):

	Three Months Ended 2016				Three Months Ended 2015
	December	September	June	March	December	September	June	March
Statement of Operations Data:
Interest income	$156,734	$140,911	$131,540	$127,992	$129,527	$123,352	$121,226	$120,129
Interest expense	11,520	10,140	8,938	8,688	7,758	7,383	6,753	6,734
Net interest income	145,214	130,771	122,602	119,304	121,769	115,969	114,473	113,395
Provision for credit losses	2,622	6,549	2,829	7,563	6,758	5,358	4,296	4,974
Net interest income after provision for credit losses	142,592	124,222	119,773	111,741	115,011	110,611	110,177	108,421
Non-interest income	92,823	108,387	92,000	81,693	75,625	82,251	82,949	81,268
Non-interest expenses	165,760	170,385	147,906	135,800	127,231	134,266	132,737	139,920
Income before income taxes	69,655	62,224	63,867	57,634	63,405	58,596	60,389	49,769
Income tax expense	22,464	17,805	20,455	18,520	19,798	18,318	19,437	15,658
Net income	$47,191	$44,419	$43,412	$39,114	$43,607	$40,278	$40,952	$34,111
Dividends on preferred shares	2,005	2,004	2,000	2,000	2,000	2,000	2,000	2,000
Net income available to common stockholders	$45,186	$42,415	$41,412	$37,114	$41,607	$38,278	$38,952	$32,111
Net interest margin	3.50%	3.49%	3.60%	3.57%	3.64%	3.52%	3.63%	3.73%
Tax equivalent effect	0.17	0.19	0.21	0.22	0.22	0.21	0.21	0.20
Net interest margin on a fully tax equivalent basis	3.67%	3.68%	3.81%	3.79%	3.86%	3.73%	3.84%	3.93%
Common Share Data:
Basic earnings per common share	$0.54	$0.55	$0.56	$0.51	$0.57	$0.52	$0.52	$0.43
Diluted earnings per common share	0.53	0.54	0.56	0.50	0.56	0.51	0.52	0.43
Weighted average common shares outstanding	83,484,899	77,506,885	73,475,258	73,330,731	7,329,602	74,297,281	74,596,925	74,567,104
Diluted weighted average common shares outstanding	84,674,181	78,683,170	74,180,374	73,966,935	73,953,165	75,029,827	75,296,029	75,164,716

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our net income is also affected by non-interest income and non-interest expenses.  During the periods under report, non-interest income included revenue from our key fee initiatives: net lease financing income, mortgage banking revenue, commercial deposit and treasury management fees, trust and asset management fees, card fees and capital markets and international banking fees. Non-interest income also included consumer and other deposit service fees, brokerage fees, loan service fees, increase in cash surrender value of life insurance, net gain (loss) on investment securities, net gain (loss) on disposal of other assets, gain on extinguishment of debt and other operating income. During the periods under report, non-interest expenses included salaries and employee benefits, occupancy and equipment expense, computer services and telecommunication expense, advertising and marketing expense, professional and legal expense, other intangibles amortization expense, branch exit and facilities impairment charges, net loss (gain) recognized on other real estate owned and other related expense, prepayment fees on interest bearing liabilities and other operating expenses. Additionally, dividends on preferred shares reduced net income available to common stockholders.

Net interest income is affected by changes in the volume and mix of interest earning assets, interest earned on those assets, the volume and mix of interest bearing liabilities and interest paid on interest bearing liabilities. Non-interest income and non-interest expenses are impacted by growth of banking, leasing and mortgage banking operations and growth in the number of loan and deposit accounts through both acquisitions and core business growth. Growth in operations affects other expenses primarily as a result of additional employee, facility and promotional marketing expense. Growth in the number of loan and deposit accounts affects other income, including service fees as well as other expenses such as computer services, supplies, postage, telecommunications and other miscellaneous expenses. Non-performing asset levels impact salaries and benefits, legal expenses and other real estate owned expenses.

On August 18, 2014, the Company completed the Taylor Capital Group, Inc. ("Taylor Capital") merger. Consideration paid was $648.8 million, including $519.3 million in common stock and $129.5 million in cash. The Company issued 19.6 million shares of common stock as a result of the merger. In addition, each share of Taylor Capital’s Perpetual Non-Cumulative Preferred Stock, Series A was converted into one share of the Company's Perpetual Non-Cumulative Preferred Stock, Series A with substantially identical terms. The results of operations acquired from Taylor Capital are included in the Company's 2014 results of operations for the 136 days from the date of the acquisition through December 31, 2014 and in the Company’s 2016 and 2015 results of operations for the full year. See Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

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

On August 24, 2016, the Company completed the American Chartered Bancorp, Inc. ("American Chartered") merger. Consideration paid was $487.4 million, including $382.8 million in common stock (9.7 million shares), $102.3 million in cash and $2.3 million in preferred stock and stock-based awards assumed. The results of operations acquired from American Chartered are included in the Company's 2016 results of operations for the 129 days from the date of the acquisition through December 31, 2016. See Note 2 of the notes to our audited consolidated financial statements contained in Item 8 of this report for additional information.

We had net income and net income available to common stockholders of $174.1 million and $166.1 million, respectively, for the year ended December 31, 2016 compared to net income and net income available to common stockholders of $158.9 million and $150.9 million, respectively, for the year ended December 31, 2015 and net income and net income available to common stockholders of $86.1 million and $82.1 million, respectively for the year ended December 31, 2014. Fully diluted earnings per common share were $2.13 for the year ended December 31, 2016 compared to $2.02 per common share in 2015 and $1.31 per common share in 2014.

The increase in earnings from the year ended December 31, 2015 to the year ended December 31, 2016 was primarily due to higher net interest income and non-interest income. Net interest income increased by $52.3 million due to organic loan growth as well as the impact of the American Chartered merger. Non-interest income increased by $52.8 million primarily as a result of the $31.0 million increase in mortgage banking revenue and the $9.3 million increase in trust and asset management fees. These increases were partly offset by the $85.7 million increase in non-interest expense as a result of higher salaries and employee benefits, occupancy and equipment, computer services and telecommunication, and other operating expenses impacted by the American Chartered merger and acquisition of MSA as well as a $4.0 million charitable contribution. Non-interest expense was also higher due to the $18.2 million increase in merger related and repositioning expenses as a result of the American Chartered merger and the contingent consideration expense related to our December 2012 acquisition of Celtic. See "Non-interest Expenses" section for a detailed schedule of merger related expenses. Given Celtic's stronger than expected lease residual performance subsequent to the acquisition, we increased the fair value of the residual based contingent consideration by $3.7 million during 2016.

The increase in earnings from the year ended December 31, 2014 to the year ended December 31, 2015 was primarily due to full year impact of the Taylor Capital merger in 2015 and lower merger related and repositioning expenses in 2015. Net interest income increased by $114.8 million primarily due to an increase in interest earning assets (loans and investment securities) as a result of the Taylor Capital merger. Mortgage banking revenue increased by $71.3 million due primarily to mortgage operations acquired through the Taylor Capital merger. These increases were partly offset by the $97.4 million increase in non-interest expense primarily as a result of the Taylor Capital merger.

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

Residual Value of Our Direct Finance, Leveraged, and Operating Leases.  Lease residual value represents the present value of the estimated fair value of the leased equipment at the termination date of the lease.  Realization of these residual values depends on many factors, including management’s use of estimates, assumptions, and judgment to determine such values.  Several other factors outside of management’s control may reduce the residual values realized, including general market conditions at the time of expiration of the lease, whether there has been technological or economic obsolescence or unusual wear and tear on, or use of, the equipment and the cost of comparable equipment.  If, upon the expiration of a lease, we sell the equipment and the amount realized is less than the recorded value of the residual interest in the equipment, we will recognize a loss reflecting the difference.  On a quarterly basis, management reviews the lease residuals for potential impairment.  If we fail to realize our aggregate recorded residual values, our financial condition and profitability could be adversely affected.  At December 31, 2016, the aggregate residual value of the equipment leased under our direct finance, leveraged, and operating leases totaled $178.4 million.  See Note 1 and Note 6 of our audited consolidated financial statements for additional information.

Income Tax Accounting.  Accounting Standards Codification ("ASC") Topic 740 provides guidance on accounting for income taxes by prescribing the minimum recognition threshold that a tax position must meet to be recognized in the financial statements.  ASC Topic 740 also provides guidance on measurement, recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of December 31, 2016, the Company had $20 thousand of uncertain tax positions.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense.  However, interest and penalties imposed by taxing authorities on issues specifically addressed in ASC Topic 740 will be taken out of the tax reserves up to the amount allocated to interest and penalties.  The amount of interest and penalties exceeding the amount allocated in the tax reserves will be treated as income tax expense.  As of December 31, 2016, the Company had approximately $3 thousand of accrued interest related to tax reserves.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of, and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.

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

See Note 18 to our audited consolidated financial statements for a complete discussion on the Company’s use of fair valuation of assets and liabilities and the related measurement techniques.

Goodwill.  The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit and client relationship intangibles, consists of goodwill.  See Note 8 to our audited consolidated financial statements for further information regarding core deposit and client relationship intangibles.  The Company reviews goodwill to determine potential impairment annually, or more frequently if events and circumstances indicate that goodwill might be impaired, by comparing the carrying value of the reporting units with the fair value of the reporting units.

The Company’s annual assessment date for goodwill impairment testing is as of December 31. As of December 31, 2016, the Company had three reporting units: banking, leasing and mortgage banking. Based on the Company's goodwill impairment testing, no impairment losses were recognized during the years ended December 31, 2016, 2015 and 2014. The carrying amount of goodwill was $1.0 billion at December 31, 2016 and $725.1 million at December 31, 2015. The increase of $276.0 million in goodwill was mainly due to the American Chartered merger.

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

Recent Accounting Pronouncements.  Refer to Note 1 of our audited consolidated financial statements for a description of recent accounting pronouncements including the respective dates of adoption and effects or expected effects on our results of operations and financial condition.

Non-GAAP Financial Information

This report contains certain financial information determined by methods other than in accordance with GAAP. These measures include net interest income on a fully tax equivalent basis, net interest margin on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis excluding the effect of the acquisition accounting discount accretion on loans acquired through the Taylor Capital and American Chartered mergers ("bank mergers"). Our management uses these non-GAAP measures, together with the related GAAP measures, in its analysis of our performance and in making business decisions. The tax equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a 35% tax rate. Management believes that it is a standard practice in the banking industry to present net interest income and net interest margin on a fully tax equivalent basis, and accordingly believes that providing these measures may be useful for peer comparison purposes. Management also believes that presenting net interest margin on a tax equivalent basis excluding the effect of the acquisition accounting discount accretion on loans acquired through the bank mergers is useful in assessing the impact of acquisition accounting on net interest margin, as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off our balance sheet. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of net interest income on a fully tax equivalent basis to net interest income and net interest margin on a fully tax equivalent basis and net interest margin on a fully tax equivalent basis excluding the effect of the acquisition accounting discount accretion on loans acquired through the bank mergers to net interest margin are contained in the tables under “Net Interest Income.”

Net Interest Income

The following table presents, for the periods indicated, the total dollar amount of interest income from average interest earning assets and the related yields, as well as the interest expense on average interest bearing liabilities, and the related costs, expressed both in dollars and rates (dollars in thousands).  The table below and the discussion that follows contain presentations of net interest income and net interest margin on a tax-equivalent basis, which is adjusted for the tax-favored status of income from certain loans and investments.  Net interest margin also is presented on a tax-equivalent basis in “Item 6 Selected Financial Data.”  We believe this measure to be the preferred industry measurement of net interest income, as it provides a relevant comparison between taxable and non-taxable amounts. The table below and the discussion that follows also contains presentations of net interest margin on a tax equivalent basis excluding the effect of acquisition accounting discount accretion on loans acquired through the bank mergers.

Reconciliations of net interest income and net interest margin on a tax-equivalent basis and net interest margin on a tax-equivalent basis excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers to net interest income and net interest margin in accordance with GAAP are provided in the table. For additional information, see "Non-GAAP Financial Information."

	Year Ended December 31,
(dollars in thousands)	2016			2015			2014
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Earning Assets:
Loans held for sale	$771,384	$26,450	3.43%	$740,975	$26,804	3.62%	$231,555	$8,676	3.75%
Loans (1) (2) (3)	10,489,352	441,427	4.21	8,815,956	377,520	4.28	6,511,293	283,352	4.35
Loans exempt from federal income taxes (4)	368,108	17,109	4.57	331,323	14,335	4.27	319,890	13,880	4.34
Taxable investment securities	1,576,836	35,571	2.26	1,538,709	39,299	2.55	1,549,954	38,619	2.49
Investment securities exempt from federal income taxes (4)	1,331,323	64,649	4.86	1,282,909	63,037	4.91	1,034,274	53,524	5.18
Federal funds sold	37	0	1.00	70	1	0.99	6,575	25	0.38
Other interest bearing deposits	106,075	587	0.55	117,344	318	0.27	270,578	663	0.25
Total interest earning assets	14,643,115	$585,793	4.00	12,827,286	$521,314	4.06	9,924,119	$398,739	4.02
Non-interest earning assets	2,281,357			2,000,598			1,496,025
Total assets	$16,924,472			$14,827,884			$11,420,144
Interest Bearing Liabilities:
Deposits:
NOW and money market deposit	$4,185,129	$9,027	0.22%	$4,053,848	$7,060	0.17%	$3,291,808	$4,815	0.15%
Savings deposit	1,053,429	837	0.08	962,221	502	0.05	893,861	453	0.05
Time deposits	1,903,503	15,715	0.83	1,769,979	12,096	0.68	1,704,921	11,759	0.69
Short-term borrowings	1,131,560	4,195	0.37	933,530	1,412	0.15	404,305	780	0.19
Long-term borrowings and junior subordinated notes	589,559	9,512	1.59	297,990	7,558	2.50	251,483	6,518	2.56
Total interest bearing liabilities	8,863,180	$39,286	0.44	8,017,568	$28,628	0.36	6,546,378	$24,325	0.37
Non-interest bearing deposits	5,351,197			4,381,030			3,029,464
Other non-interest bearing liabilities	433,202			370,374			249,702
Stockholders’ equity	2,276,893			2,058,912			1,594,600
Total liabilities and stockholders’ equity	$16,924,472			$14,827,884			$11,420,144
Net interest income/interest rate spread (5)		$546,507	3.56%		$492,686	3.70%		$374,414	3.65%
Less: taxable equivalent adjustment		28,616			27,080			23,591
Net interest income, as reported		$517,891			$465,606			$350,823
Net interest margin (6)			3.54%			3.63%			3.54%
Tax equivalent effect			0.19%			0.21%			0.23%
Net interest margin on a fully tax equivalent basis (6)			3.73%			3.84%			3.77%
Effect of acquisition accounting discount accretion on loans acquired through bank mergers			(0.21)%			(0.28)%			(0.18)%
Net interest margin on a fully tax equivalent basis, excluding the effect of acquisition accounting discount accretion on loans acquired through bank mergers			3.52%			3.56%			3.59%

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

Net interest income and net interest margin on a fully tax equivalent basis were impacted by the American Chartered merger for the year ended December 31, 2016 and by the Taylor Capital merger for the years ended December 31, 2016, 2015 and 2014. Acquired assets and assumed liabilities were recorded at fair value as required by the acquisition method of accounting. Fair value adjustments (premiums or discounts) are amortized or accreted into net interest income over the remaining terms of the related interest earning assets and interest bearing liabilities. The accretion of the acquisition accounting discount on acquired loans had the most significant impact on net interest margin.

Net interest income on a fully tax equivalent basis increased $53.8 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in net interest income was due to organic loan growth and the interest earning assets and interest bearing liabilities acquired through the American Chartered merger. In addition, net interest income in 2016 included interest income of $28.8 million resulting from accretion of the acquisition accounting discount recorded on loans acquired in the bank mergers which increased the net interest margin by approximately 0.21%. The net interest margin, expressed on a fully tax equivalent basis, was 3.73% for 2016 and 3.84% for 2015. Excluding the acquisition accounting loan discount accretion, our net interest margin on a fully tax equivalent basis would have been 3.52% for 2016 and 3.56% for 2015. This four basis point decrease was mostly due to a decrease in average yields earned on investment securities and an increase in cost of deposits and borrowings.

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

Volume and Rate Analysis of Net Interest Income

The following table presents the extent to which changes in volume and interest rates of interest earning assets and interest bearing liabilities have affected our interest income and interest expense during the periods indicated.  Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior period rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior period volume) and (iii) change attributable to a combination of changes in rate and volume (change in rates multiplied by the changes in volume) (in thousands).  Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate (in thousands).

	Year Ended December 31,
	2016 Compared to 2015			2015 Compared to 2014
	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate	Total Change
Interest Earning Assets:
Loans held for sale	$1,075	$(1,429)	$(354)	$18,438	$(310)	$18,128
Loans	70,524	(6,617)	63,907	98,762	(4,594)	94,168
Loans exempt from federal income taxes (1)	1,664	1,110	2,774	493	(38)	455
Taxable investment securities	954	(4,682)	(3,728)	(282)	962	680
Investment securities exempt from federal income taxes (1)	2,358	(746)	1,612	12,330	(2,817)	9,513
Federal funds sold	(1)	—	(1)	(43)	19	(24)
Other interest bearing deposits	(33)	302	269	(409)	64	(345)
Total increase (decrease) in interest income	76,541	(12,062)	64,479	129,289	(6,714)	122,575
Interest Bearing Liabilities:
Deposits
NOW and money market deposit accounts	235	1,732	1,967	1,231	1,014	2,245
Savings deposits	51	284	335	36	13	49
Time deposits	963	2,656	3,619	446	(109)	337
Short-term borrowings	355	2,428	2,783	831	(199)	632
Long-term borrowings and junior subordinated notes	5,433	(3,479)	1,954	1,183	(143)	1,040
Total increase (decrease) in interest expense	7,037	3,621	10,658	3,727	576	4,303
Total increase (decrease) in net interest income	$69,504	$(15,683)	$53,821	$125,562	$(7,290)	$118,272

(1)      Non-taxable loan and investment income is presented on a fully tax equivalent basis assuming a 35% rate.

Non-interest Income

The following table presents non-interest income for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended
	December 31, 2016	December 31, 2015	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$148,469	$117,426	$31,043	26.4%
Lease financing, net	73,486	76,581	(3,095)	(4.0)
Commercial deposit and treasury management fees	50,620	45,283	5,337	11.8
Trust and asset management fees	32,872	23,545	9,327	39.6
Card fees	16,071	15,322	749	4.9
Capital markets and international banking fees	13,332	8,148	5,184	63.6
Consumer and other deposit service fees	13,308	13,282	26	0.2
Brokerage fees	4,654	5,754	(1,100)	(19.1)
Loan service fees	7,457	6,259	1,198	19.1
Increase in cash surrender value of life insurance	4,075	3,391	684	20.2
Net gain (loss) on investment securities	447	(176)	623	(354.0)
Net loss on disposal of other assets	(794)	(2)	(792)	NM
Other operating income	10,906	7,280	3,626	49.8
Total non-interest income	$374,903	$322,093	$52,810	16.4%
NM - not meaningful

Non-interest income increased by $52.8 million, or 16.4%, for the year ended December 31, 2016 compared to the year ended December 31, 2015.

•	Mortgage banking revenue increased due to higher gain on sale margin and higher mortgage servicing fees.

•	Leasing revenues decreased due to lower residual gains partly offset by higher fees from the sale of third-party equipment maintenance contracts.

•	Commercial deposit and treasury management fees increased due to new customer activity as well as the increased customer base as a result of the American Chartered merger.

•
Trust and asset management fees increased due to the addition of new customers as well as the acquisitions of MSA on December 31, 2015 and the Illinois court-appointed guardianship and special needs trust business in the third quarter of 2015.

•	Capital markets and international banking services fees increased due to higher swap, M&A advisory and syndication fees.

•	Other operating income increased due to higher earnings from investments in Small Business Investment Companies.

The following table presents non-interest income for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended
	December 31, 2015	December 31, 2014	Increase/ (Decrease)	Percentage Change
Non-interest income:
Mortgage banking revenue	$117,426	$46,149	$71,277	154.4%
Lease financing, net	76,581	64,310	12,271	19.1
Commercial deposit and treasury management fees	45,283	34,315	10,968	32.0
Trust and asset management fees	23,545	21,839	1,706	7.8
Card fees	15,322	13,741	1,581	11.5
Capital markets and international banking fees	8,148	5,458	2,690	49.3
Consumer and other deposit service fees	13,282	12,788	494	3.9
Brokerage fees	5,754	5,176	578	11.2
Loan service fees	6,259	4,814	1,445	30.0
Increase in cash surrender value of life insurance	3,391	3,381	10	0.3
Net loss on investment securities	(176)	(2,525)	2,349	(93.0)
Net (loss) gain on disposal of other assets	(2)	3,452	(3,454)	(100.1)
Gain on extinguishment of debt	—	1,895	(1,895)	(100.0)
Other operating income	7,280	6,512	768	11.8
Total non-interest income	$322,093	$221,305	$100,788	45.5%
NM - not meaningful
Non-interest income increased by $100.8 million, or 45.5%, for the year ended December 31, 2015 compared to the year ended December 31, 2014.

•	Mortgage banking revenue increased due to mortgage operations acquired through the Taylor Capital merger.

•	Leasing revenues increased due to higher fees and promotional revenue from the sale of third-party equipment maintenance contracts and higher lease residual realization.

•	Commercial deposit and treasury management fees increased due to new customer activity as well as the increased customer base as a result of the Taylor Capital merger.

•	Trust and asset management fees increased due to the addition of new customers.

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

•
Net loss on investment securities decreased compared to 2014. The Company recognized a net loss of $3.2 million in the third quarter of 2014 as a result of the balance sheet repositioning following the Taylor Capital merger.

•	The Company recognized a $3.5 million gain on the disposal of other assets resulting from the sale of branch property in the fourth quarter of 2014.

Non-interest Expenses

The following table presents non-interest expense for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended
	December 31, 2016	December 31, 2015	Increase/ (Decrease)	Percentage Change
Non-interest expense:
Salaries and employee benefits	$400,501	$343,531	$56,970	16.6%
Occupancy and equipment expense	57,130	50,510	6,620	13.1
Computer services and telecommunication expense	43,468	34,453	9,015	26.2
Advertising and marketing expense	11,971	10,072	1,899	18.9
Professional and legal expense	12,879	11,053	1,826	16.5
Other intangibles amortization expense	7,305	6,115	1,190	19.5
Branch exit and facilities impairment charges	(2,709)	8,515	(11,224)	(131.8)
Net (gain) loss recognized on other real estate owned and other related expense	(1,599)	1,468	(3,067)	(208.9)
Prepayment fees on interest bearing liabilities	—	85	(85)	(100.0)
Other operating expenses	90,905	68,352	22,553	33.0
Total non-interest expenses	$619,851	$534,154	$85,697	16.0%

Non-interest expense increased by $85.7 million, or 16.0%, from the year ended December 31, 2015 to the year ended December 31, 2016. Non-interest expenses include $23.7 million and $5.5 million in merger related and repositioning expenses for the year ended December 31, 2016 and 2015, respectively.

•	Salaries and employee benefits expense increased due to the following:

•	Salaries expense increased due to new hires, annual pay increases effective in the beginning of the second quarter and increased staff from the American Chartered merger and the acquisition of MSA.

•	Bonus expense increased based on company performance in 2016 as well as the increase in staff.

•
Other salaries and benefits expense increased due to increased temporary help in our IT, mortgage and other support areas as well as higher 401(k) match and profit sharing contribution expense and payroll taxes as a result of the increase in staff.

•
Occupancy and equipment expense increased due to higher depreciation, property tax and rental operating expenses as a result of the acquisition of MSA and the American Chartered merger as well as new offices opened within our Mortgage Banking Segment.

•
Computer services and telecommunication expense increased due to higher processing costs as a result of the increased customer base, from organic growth and the American Chartered merger, and investments in systems.

•	Advertising and marketing expense increased due to increased brand awareness advertising.

•	Professional and legal expense increased due to increased litigation and consulting fees.

•	Other intangible amortization expense was higher due to the customer and core deposit intangibles recorded as a result of the acquisition of MSA and the American Chartered merger, respectively.

•	Branch exit and facilities impairment charges decreased as a result of a reversal of an exit cost due to a favorable lease termination on a branch acquired through the Taylor Capital merger.

•	Non-interest expense was also impacted by higher gains recognized on other real estate owned properties.

•
Other operating expenses increased due to higher FDIC premiums (as a result of MB Financial Bank, N.A. (the "Bank") exceeding $10 billion in assets), filing and other loan expense and card expenses (higher rewards and product development expense) as well as the contingent consideration expense related to our December 2012 acquisition of Celtic and a $4.0 million charitable contribution.

The following table presents non-interest expense for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended
	December 31, 2015	December 31, 2014	Increase/ (Decrease)	Percentage Change
Non-interest expense:
Salaries and employee benefits	$343,531	$255,974	$87,557	34.2%
Occupancy and equipment expense	50,510	44,910	5,600	12.5
Computer services and telecommunication expense	34,453	31,678	2,775	8.8
Advertising and marketing expense	10,072	8,854	1,218	13.8
Professional and legal expense	11,053	14,652	(3,599)	(24.6)
Other intangibles amortization expense	6,115	5,501	614	11.2
Branch exit and facilities impairment charges	8,515	2,270	6,245	275.1
Net loss recognized on other real estate owned and other related expense	1,468	3,575	(2,107)	(58.9)
Prepayment fees on interest bearing liabilities	85	—	85	100.0
Other operating expenses	68,352	69,368	(1,016)	(1.5)
Total non-interest expenses	$534,154	$436,782	$97,372	22.3%

Non-interest expense increased by $97.4 million, or 22.3%, from the year ended December 31, 2014 to the year ended December 31, 2015 primarily due to the full year impact of the Taylor Capital merger. Non-interest expenses include $5.5 million and $45.4 million in merger related and repositioning expenses for the year ended December 31, 2015 and 2014, respectively.

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

•
Branch exit and facilities impairment charges increased primarily due to branch exit charges on facilities we closed in connection with the Taylor Capital merger. As discussed above in the comparison of 2016 to 2015, a portion of these charges were reversed in 2016.

•	Net loss recognized on other real estate owned and other related expense decreased due to lower losses recognized on other real estate owned.

•
Other operating expense decreased primarily as a result of the reversal of an accrual for a potential contingent loss we assumed in connection with the Taylor Capital merger that was no longer required. This was for a previously disclosed matter related to a former deposit program relationship that Taylor Capital’s subsidiary bank, Cole Taylor Bank, had with an organization that provides electronic financial disbursements and payment services to the higher education industry. This decrease was partially offset by an increase in filing and other loan expense and higher FDIC assessments due to our larger balance sheet.

The following table presents the detail of the merger related and repositioning expenses (in thousands):

	Year Ended December 31,
	2016	2015	2014
Merger related and repositioning expenses:
Salaries and employee benefits	$13,327	$(176)	$16,289
Occupancy and equipment expense	207	275	743
Computer services and telecommunication expense	4,702	306	6,892
Advertising and marketing expense	123	2	544
Professional and legal expense	2,037	2,460	7,110
Branch exit and facilities impairment charges	(2,864)	8,515	2,270
Contingent consideration expense - Celtic acquisition (1)	3,703	—	10,600
Other operating expenses	2,477	(5,876)	975
Total merger related and repositioning expenses	$23,712	$5,506	$45,423

(1)	Resides in other operating expenses in the consolidated statements of operations.

In 2016, merger related and repositioning expenses primarily included costs incurred in connection with the American Chartered merger, a reversal of an exit cost due to a favorable lease termination on a branch acquired through the Taylor Capital merger and contingent consideration expense related to our acquisition of Celtic. In 2015, merger related and repositioning expenses mostly included professional and legal expense related to the acquisition of MSA and the American Chartered merger, branch exit and facilities impairment charges on facilities we closed in connection with the Taylor Capital merger and the reversal of an accrual for a potential contingent loss we assumed in connection with the Taylor Capital merger that we currently believe is no longer required. In 2014, merger related and repositioning expenses primarily included costs incurred in connection with the Taylor Capital merger.

Income Taxes

Income tax expense for the year ended December 31, 2016 was $79.2 million compared to $73.2 million for the year ended December 31, 2015.  The increase was primarily due to an increase in our pre-tax income during the year ended December 31, 2016 partially offset by the $1.8 million income tax benefit associated with stock-based compensation as a result of the adoption of new authoritative accounting guidance under ASC Topic 718 "Compensation - Stock Compensation" in the third quarter of 2016. Our effective tax rate decreased slightly to 31.3% for the year ended December 31, 2016 from 31.5% for the year ended December 31, 2015. In addition, the effective tax rate was less than the statutory rate for the years ended December 31, 2016 and December 31, 2015, primarily due to non-taxable investment income.

Income tax expense for the year ended December 31, 2015 was $73.2 million compared to $37.2 million for the year ended December 31, 2014.  The increase was primarily due to an increase in our pre-tax income during the year ended December 31, 2015.  The increased pre-tax income was primarily taxable in nature resulting in an increase in our effective tax rate to 31.5% for the year ended December 31, 2015 compared to 30.2% for the year ended December 31, 2014. In addition, the effective tax rate was less than the statutory rate for the years ended December 31, 2015 and December 31, 2014, primarily due to non-taxable investment income.

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

Net income from our Banking Segment for the year ended December 31, 2016 increased compared to the prior year. This increase in net income was due to an increase in net interest income, driven by growth in our legacy loan portfolio and the impact of the interest earning assets acquired through the American Chartered merger, and an increase in other non-interest income. This increase was partly offset by higher salaries and employee benefits expense due to annual pay increases, new hires, increased staff from the American Chartered merger and bonus expense based on company performance and the increase in staff as well as higher merger related and repositioning expenses in 2016.

Net income from our Leasing Segment for the year ended December 31, 2016 decreased compared to the prior year. This decrease in net income was due to a decrease in lease financing revenues resulting from lower residual gains partly offset by higher fees from the sale of third-party equipment maintenance contracts as well as an increase in legal and other operating expenses.

Net income from our Mortgage Banking Segment for the year ended December 31, 2016 increased compared to the prior year. This increase in net income was due to higher gain on sale margin and an increase in servicing fees, partly offset by higher salaries expense as the result of annual pay increases and new hires, higher commission expense and higher bonus expense.

Balance Sheet

Total assets increased $3.7 billion, or 23.9%, from December 31, 2015 to $19.3 billion at December 31, 2016 primarily due to the assets acquired in the American Chartered merger and organic growth.

•	Cash and cash equivalents increased by $82.0 million, or 21.5%, from December 31, 2015 to $463.5 million at December 31, 2016.

•	Investment securities decreased $20.8 million, or 0.7%, from December 31, 2015 to $2.9 billion at December 31, 2016 mostly as a result of principal payments on our mortgage-backed securities.

•
Gross loans, excluding purchased credit-impaired loans and loans held for sale, increased from December 31, 2015 to December 31, 2016 by $3.0 billion, or 30.6%, due to the loans acquired in the American Chartered merger and organic growth.

•	Lease investments, net, increased by $99.6 million, or 47.1%, due to increased originations of operating leases.

•	Goodwill increased by $276.0 million, or 38.1%, due to the American Chartered merger.

Total liabilities increased by $3.2 billion, or 23.9%, from December 31, 2015 to December 31, 2016 as a result of the deposits assumed in the American Chartered merger and organic growth.

•
Total deposits increased by $2.6 billion, or 22.6%, to $14.1 billion at December 31, 2016 from $11.5 billion at December 31, 2015, due to the deposits assumed in the American Chartered merger and organic growth in low cost deposits.

•
Non-interest bearing deposits increased by $1.8 billion, or 38.5%, from December 31, 2015 to $6.4 billion at December 31, 2016 and comprised 45% of total deposits at December 31, 2016 compared to 40% at December 31, 2015.

•	Total borrowings increased by $499.6 million, or 31.4%, to $2.1 billion at December 31, 2016. The increase in total borrowings was primarily due to the increase in short-term FHLB advances.

Total stockholders’ equity increased $491.9 million at December 31, 2016 compared to December 31, 2015 primarily as a result of the common stock issued in the American Chartered merger and earnings for the year net of dividends declared.

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

The following table sets forth the amortized cost and fair value of our investment securities, by type of security as indicated (in thousands):

	Year Ended December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Government sponsored agencies and enterprises	$23,267	$23,415	$63,805	$64,611	$64,612	$65,873
States and political subdivisions	376,541	391,365	373,285	396,367	390,076	410,854
Residential mortgage-backed securities	988,744	983,684	759,816	763,549	713,413	720,563
Commercial mortgage-backed securities	91,949	93,008	128,509	130,107	186,110	187,662
Corporate bonds	193,164	193,895	222,784	219,628	259,526	259,203
Equity securities	11,000	10,828	10,757	10,761	10,531	10,597
Total Available for Sale	1,684,665	1,696,195	1,558,956	1,585,023	1,624,268	1,654,752
Held to maturity
States and political subdivisions	910,608	929,178	1,016,519	1,052,755	752,558	782,265
Residential mortgage-backed securities	159,142	164,562	214,291	222,012	240,822	252,796
Total Held to Maturity	1,069,750	1,093,740	1,230,810	1,274,767	993,380	1,035,061
Total	$2,754,415	$2,789,935	$2,789,766	$2,859,790	$2,617,648	$2,689,813

Fannie Mae-issued mortgage-backed securities included in the available for sale and held to maturity portfolios had an aggregate book value and market value of $455.6 million and $454.5 million, respectively, at December 31, 2016.  Freddie Mac-issued mortgage-backed securities included in the available for sale and held to maturity portfolios had an aggregate book value and market value of $326.3 million and $325.0 million at December 31, 2016, respectively.  We do not have any meaningful direct or indirect holdings of subprime residential mortgage investment securities, home equity lines of credit investment securities, or any Fannie Mae or Freddie Mac preferred or common equity securities in our investment portfolio.

     The Company has no direct exposure to the State of Illinois, but approximately 21% of the state and political subdivisions portfolio consists of securities issued by municipalities in Illinois.  Approximately 29% of state and political subdivisions securities are insured and approximately 95% of our state and political subdivisions securities consist of general obligation issues.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities at December 31, 2016 (dollars in thousands):

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
Available for sale (fair value)
U.S. Government sponsored agencies and enterprises	$—	—%	$23,415	1.63%	$—	—%	$—	—%
States and political subdivision (1)	4,816	1.66	80,573	3.08	44,873	2.46	261,103	3.52
Residential mortgage-backed securities (2)	65	1.85	13,057	1.80	282,937	1.88	687,625	1.67
Commercial mortgage-backed securities (2)	15	1.81	57,050	2.70	—	—	35,943	3.77
Corporate bonds	62,608	2.59	131,287	2.75	—	—	—	—
Equity securities	—	—	—	—	—	—	10,828	2.11
Total Available for Sale	67,504	2.53	305,382	2.70	327,810	1.96%	995,499	2.28
Held to maturity (amortized cost)
States and political subdivision (1)	69,289	1.69	136,426	2.68	166,101	3.24	538,792	3.07
Residential mortgage-backed securities (2)	—	—	—	—	—	—	159,142	4.77
Total Held to Maturity	69,289	1.69	136,426	2.68	166,101	3.24	697,934	3.46
Total	$136,793	2.10%	$441,808	2.69%	$493,911	2.40%	$1,693,433	2.77%

(1)   Yield is reflected on a fully tax equivalent basis utilizing a 35% tax rate.
(2)   These securities are presented based upon contractual maturities.

Loan Portfolio

The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2016		2015		2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial related loans:
Commercial	$4,346,506	34%	$3,616,286	37%	$3,245,206	36%	$1,281,377	22%	$1,220,472	21%
Commercial collateralized by assignment of lease payments	2,002,976	16	1,779,072	18	1,692,258	18	1,494,188	26	1,303,020	23
Commercial real estate	3,788,016	29	2,695,676	27	2,544,867	28	1,647,700	29	1,761,832	30
Construction real estate	518,562	4	252,060	3	247,068	3	141,253	3	110,261	2
Total commercial related loans	10,656,060	83	8,343,094	85	7,729,399	85	4,564,518	80	4,395,585	76
Other loans:
Residential real estate	1,060,828	8	628,169	6	503,287	5	314,440	5	314,359	5
Indirect vehicle	541,680	4	384,095	4	268,840	3	262,632	5	208,633	4
Home equity	266,377	2	216,573	2	251,909	3	268,289	5	305,186	5
Other consumer	80,781	1	80,661	1	78,137	1	66,952	1	93,317	2
Total other loans	1,949,666	15	1,309,498	13	1,102,173	12	912,313	16	921,495	16
Gross loans, excluding purchased credit-impaired loans	12,605,726	98	9,652,592	98	8,831,572	97	5,476,831	96	5,317,080	92
Purchased credit-impaired loans	163,077	2	141,406	2	251,645	3	235,720	4	449,850	8
Total loans	$12,768,803	100%	$9,793,998	100%	$9,083,217	100%	$5,712,551	100%	$5,766,930	100%

Gross loans, excluding purchased credit-impaired, increased from 2015 to 2016 by $3.0 billion, or 30.6%, primarily due to the loans acquired through the American Chartered merger and organic growth. Gross loans, excluding purchased credit-impaired, increased from 2014 to 2015 by $821.0 million, or 9.3%, primarily due to growth in commercial related loans.

The following table sets forth the composition of our loan portfolio (excluding loans held for sale) as of the dates indicated showing the balances of legacy loans and loans acquired through the Taylor Capital and American Chartered mergers (dollars in thousands):

	December 31, 2016				December 31, 2015
	Legacy (1)	Acquired (2)	Total	% of Total	Legacy (1)	Acquired (2)	Total	% of Total
Commercial related credits:
Commercial loans	$3,548,747	$797,759	$4,346,506	34%	$2,908,158	$708,128	$3,616,286	37%
Commercial loans collateralized by assignment of lease payments	1,898,857	104,119	2,002,976	16	1,687,421	91,651	1,779,072	18
Commercial real estate	2,509,314	1,278,702	3,788,016	29	2,040,339	655,337	2,695,676	27
Construction real estate	503,226	15,336	518,562	4	238,918	13,142	252,060	3
Total commercial related credits	8,460,144	2,195,916	10,656,060	83	6,874,836	1,468,258	8,343,094	85
Other loans:
Residential real estate	775,576	285,252	1,060,828	8	466,794	161,375	628,169	6
Indirect vehicle	539,916	1,764	541,680	4	382,000	2,095	384,095	4
Home equity	179,886	86,491	266,377	2	202,231	14,342	216,573	2
Other consumer loans	80,028	753	80,781	1	80,329	332	80,661	1
Total other loans	1,575,406	374,260	1,949,666	15	1,131,354	178,144	1,309,498	13
Total loans excluding purchased credit-impaired loans	10,035,550	2,570,176	12,605,726	98	8,006,190	1,646,402	9,652,592	98
Purchased credit-impaired loans	96,169	66,908	163,077	2	92,429	48,977	141,406	2
Total loans	$10,131,719	$2,637,084	$12,768,803	100%	$8,098,619	$1,695,379	$9,793,998	100%

(1)
Legacy loans include all loans other than those acquired through the Taylor Capital and American Chartered mergers, including loans acquired in connection with our FDIC-assisted transactions and our other acquisition transactions, as well as new loans originated subsequent to the Taylor Capital and American Chartered mergers and Taylor Capital and American Chartered loans that have been renewed.

(2)	Represents loans acquired through the Taylor Capital and American Chartered mergers that have not yet been renewed. These balances will decrease to zero over time.

Loan Maturities

The following table sets forth information regarding our non-performing loans and the scheduled maturity information for the performing loans in our loan portfolio at December 31, 2016 (in thousands).  Demand loans, loans having no stated schedule of repayments, loans with no stated maturity and overdrafts are reported as due in one year or less.

		Due in One Year Or Less		Due after One Year Through Five Years		Due after Five Years
	Non-Performing	Fixed	Floating	Fixed	Floating	Fixed	Floating
	Loans (1)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Rate (2)	Total
Commercial loans	$12,628	$115,836	$1,619,941	$357,382	$1,915,199	$105,226	$220,294	$4,346,506
Commercial loans collateralized by assignment of lease payments	2,561	149,572	7,789	1,686,818	9,885	145,577	774	2,002,976
Commercial real estate	11,767	249,046	412,059	1,030,682	1,409,697	235,778	438,987	3,788,016
Construction real estate	—	8,320	148,527	1,601	289,109	7,467	63,538	518,562
Residential real estate	16,773	18,500	7,850	3,937	683	186,616	826,469	1,060,828
Indirect vehicle	2,365	2,590	—	165,194	—	371,531	—	541,680
Home equity	13,187	531	33,271	11,765	74,572	33,410	99,641	266,377
Other consumer loans	71	3,231	18,064	29,842	15,491	53	14,029	80,781
Purchased credit-impaired loans	—	17,573	18,472	24,448	12,262	76,676	13,646	163,077
Gross loans	$59,352	$565,199	$2,265,973	$3,311,669	$3,726,898	$1,162,334	$1,677,378	$12,768,803

(1)	Excludes purchased credit-impaired loans. See Note 5 to our Consolidated Financial Statements for further information regarding purchased credit-impaired loans.

(2)	Excludes non-performing loans.

Asset Quality

Non-performing loans include loans accounted for on a non-accrual basis and accruing loans contractually past due 90 days or more as to interest or principal.  Management reviews the loan portfolio for problem loans on an ongoing basis.  During the ordinary course of business, management becomes aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for loan and lease losses and (if appropriate) partial or full charge-off.  After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  Generally, if interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income.  Loans will not be placed back on accrual status unless back interest and principal payments are made.  With respect to the loans that were on non-accrual status as of December 31, 2016 and 2015, the gross interest income that would have been recorded on such loans during the years ended December 31, 2016 and 2015 had such loans been current in accordance with their original terms was approximately $3.0 million and $3.7 million, respectively.  The amount of interest income on impaired loans that was included in net income for the years ended December 31, 2016 and 2015 was $52 thousand and $202 thousand, respectively.  Our general policy is to place loans 90 days past due on non-accrual status, as well as those loans that continue to pay, but display a well-defined material weakness.

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

•
Pass rated loans (typically performing loans) are accounted for in accordance with ASC Topic 310-20 "Nonrefundable Fees and Other Costs" as these loans do not have evidence of credit deterioration since origination.

•	Non-impaired loans (typically performing substandard loans) are accounted for in accordance with ASC Topic 310-30 if they display at least some level of credit deterioration since origination.

•	Impaired loans (typically substandard loans on non-accrual status) are accounted for in accordance with ASC Topic 310-30 as they display significant credit deterioration since origination.

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

The following table sets forth the amounts of non-performing loans, non-performing assets, potential problem loans, and purchased credit-impaired loans (excluding loans held for sale and other real estate owned acquired as part of our FDIC-assisted transactions) at the dates indicated (dollars in thousands):

	At December 31,
	2016	2015	2014	2013	2012
Non-performing loans:
Non-accruing loans	$48,974	$98,065	$82,733	$106,115	$115,387
Loans 90 days or more past due, still accruing interest	10,378	6,596	4,354	446	1,599
Total non-performing loans	59,352	104,661	87,087	106,561	116,986
Other real estate owned	26,279	31,553	19,198	23,289	36,977
Repossessed assets	322	81	93	840	773
Total non-performing assets	$85,953	$136,295	$106,378	$130,690	$154,736
Purchased credit-impaired loans	$163,077	$141,406	$251,645	$235,720	$449,850
Total allowance for loan and lease losses	$139,366	$128,140	$110,026	$111,746	$124,204
Accruing restructured loans (1)	32,687	26,991	15,603	29,430	21,256
Total non-performing loans to total loans	0.46%	1.07%	0.96%	1.87%	2.03%
Total non-performing assets to total assets	0.45	0.87	0.73	1.36	1.62
Allowance for loan and lease losses to non-performing loans	234.81	122.43	126.34	104.87	106.17

(1)	Accruing restructured loans consists primarily of loans that have been modified and are performing in accordance with those modified terms.

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

The following table presents a summary of other real estate owned, excluding assets related to FDIC-assisted transactions, for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Beginning balance	$31,553	$19,198	$23,289
Transfers in at fair value less estimated costs to sell	4,945	21,576	2,133
Acquired from business combination	3,960	—	4,720
Capitalized other real estate owned costs	96	—	—
Fair value adjustments	(1,854)	(3,128)	(2,543)
Net gains on sales of other real estate owned	3,496	1,314	989
Cash received upon disposition	(15,917)	(7,407)	(9,390)
Ending balance	$26,279	$31,553	$19,198

As of December 31, 2016, the other real estate owned portfolio consisted of six properties with $3.0 million of other real estate owned balance related to commercial loans, nine properties with $6.6 million of other real estate owned balance related to construction loans, nine properties with $12.7 million of other real estate owned balance related to commercial real estate loans and twenty-one properties with $4.0 million of other real estate owned balance related to consumer related loans.  In addition, the Company also recorded net gains of $716 thousand and $845 thousand for the years ended December 31, 2016 and 2015, respectively and net losses of $446 thousand on other real estate owned related to assets acquired in FDIC-assisted transactions for the year ended December 31, 2014.

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

	At December 31,
	2016	2015	2014

Commercial loans	$94,049	$102,106	$16,065
Commercial loans collateralized by assignment of lease payments	3,505	7,004	2,264
Commercial real estate	46,990	30,831	37,322
Total	$144,544	$139,941	$55,651

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

Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous consumer related loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or any loan committee. A loan rated "one" represents a loan least likely to default, while a loan rated "nine" represents a loss. The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time. We use a loan loss reserve model that incorporates the migration of loan risk ratings and historical default data over a multi-year period to develop our estimated default factors ("EDFs"). The model tracks annual loan rating migrations by loan type and currently uses loan risk rating migrations for 16 years. The migration data is adjusted by using average losses for an economic cycle (approximately 15 years) to develop EDFs by loan type, risk rating and maturity. EDFs are updated annually in December.

EDFs are multiplied by individual loan balances in each risk-rating category and again multiplied by an historical loss given default estimate for each loan type (which incorporates recoveries) to determine the appropriate allowance by loan type. This approach is applied to the commercial, lease, commercial real estate, and construction real estate components of the portfolio.

To account for current economic conditions, the general allowance for loan and lease losses ("ALLL") also includes adjustments for macroeconomic factors. Macroeconomic factors adjust the ALLL upward or downward based on the current point in the economic cycle using predictive economic data and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, construction real estate and lease loan components. To determine our macroeconomic factors, we use specific economic data that has shown to be a statistically reliable predictor of our credit losses relative to our long term average credit losses. We tested over 20 economic variables (U.S. manufacturing index, unemployment rate, U.S. GDP growth, etc.). We review this data annually to determine that such a relationship continues to exist. We currently use the following macroeconomic indicators in our macroeconomic factor computation:

Commercial loans and lease loans:  total industry capacity utilization, our prior period net charge-off rates and the yield on BBB-rated debt.

Commercial real estate loans and construction loans:  M2 Money stock, our prior period net charge-off rates, the U.S. commercial real estate index and the CBOE Volatility Index.

Using the indicators noted above, a predicted net charge-off percentage is calculated. The predicted net charge-off percentage is then compared to the cycle average net charge-off percentage, and a macroeconomic adjustment factor is calculated. The macroeconomic adjustment factor is applied to each commercial loan type. Each year, we review the predictive nature of the macroeconomic factors by comparing actual net charge-offs to the predicted model net charge-offs, re-run our regression analyses and re-calibrate the macroeconomic factors as appropriate.

The commercial related general loss reserve was $120.2 million as of December 31, 2016 and $94.2 million as of December 31, 2015. Reserves on impaired commercial related loans are included in the “Commercial Related Specific Reserves” section below.

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

Other valuation techniques are also used to value non-real estate assets. Discounts may be applied in the impairment analysis used for general business assets ("GBA"). Examples of GBA include accounts receivable, inventory, and any marketable securities pledged. The discount is used to reflect collection risk in the event of default that may not have been included in the valuation of the asset.

The total commercial related specific reserves component of the allowance decreased to $3.2 million as of December 31, 2016 from $16.2 million as of December 31, 2015 due to positive resolution on several non-performing loans.

Consumer Related Reserves.  Pools of homogenous loans with similar risk and loss characteristics are also assessed for probable losses. These loan pools include consumer, residential real estate, home equity, credit cards and indirect vehicle loans. Migration probabilities obtained from past due roll rate analyses and historical loss rates are applied to current balances to forecast charge-offs over a one-year time horizon. The reserves for consumer related loans totaled $15.9 million at December 31, 2016 and $17.8 million at December 31, 2015.

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

We recorded $4.6 million in provision for credit losses for acquired loans related to the non-purchased credit-impaired bank merger loans as accounted for in accordance with ASC Topic 310-20 for the year ended December 31, 2016 compared to $14.6 million for the year ended December 31, 2015. No additional provisions were recorded on the purchase credit-impaired bank merger loans accounted for in accordance with ASC Topic 310-30.

The provision for credit losses for non-purchased credit-impaired loans bank merger loans is calculated using a process similar to the one used for the legacy portfolio. A general loan loss reserve is calculated for the non-purchased credit-impaired bank merger loans that have renewed and not renewed separately using the same loan loss reserve model used for the legacy loans. The general loan loss reserve is calculated for the four categories of commercial-related loans in our portfolio: commercial loans, commercial loans collateralized by the assignment of lease payments (lease loans), commercial real estate loans and construction real estate loans. The probability of loans defaulting for each risk rating (referred to as default factors) is estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time. The default factors are multiplied by individual loan balances in each risk rating category and again multiplied by an historical loss given default estimate for each loan type to determine the appropriate allowance. The bank merger loans are risk rated using the Company's rating methodology. The general loan loss reserve amount is adjusted upward to reflect uncertainty regarding the performance of the acquired portfolios due to our limited history with the borrowers.

For non-purchased credit-impaired bank merger loans that renewed during the period (quarter or year to date), the default factors were multiplied by the loan balance and loss given default estimate to calculate the required reserves. The amount of required reserves was recognized as a provision for credit losses in the statement of operations. For non-purchased credit-impaired bank merger loans that were not renewed subsequent to the merger consummation, the default factors were multiplied by the loan balance and the historical loss given default estimate. The resulting general loan loss reserve was compared to the remaining acquisition accounting discounts related to credit on the non-purchased credit-impaired bank merger loans, with the excess recognized as a provision for credit losses in the statement of operations.

The following table presents an analysis of the allowance for loan and lease losses for the years presented (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Balance at beginning of year	$131,508	$114,057	$113,462	$128,279	$135,975
Allowance for unfunded credit commitments acquired through business combination	—	—	1,261	—	—
Utilization of allowance for unfunded credit commitments	—	—	(637)	—	—
Provision for credit losses	19,563	21,386	12,052	(5,804)	(8,900)
Charge-offs:
Commercial	2,126	2,993	1,339	3,706	2,408
Commercial collateralized by assignment of lease payments	6,740	2,765	925	—	1,721
Commercial real estate	2,851	3,563	11,438	7,517	11,377
Residential real estate	1,356	1,450	1,718	2,796	2,944
Construction real estate	593	34	79	980	4,007
Indirect vehicle	3,505	2,980	3,735	2,911	2,259
Home equity	1,662	1,485	3,383	3,692	4,551
Other consumer	1,778	1,941	2,128	2,073	1,349
Total charge-offs	20,611	17,211	24,745	23,675	30,616
Recoveries:
Commercial	2,434	1,749	3,757	3,156	3,475
Commercial collateralized by assignment of lease payments	550	1,112	939	1,131	6,720
Commercial real estate	3,729	6,723	4,020	6,025	16,987
Residential real estate	1,210	515	1,190	479	501
Construction real estate	142	272	252	1,616	2,019
Indirect vehicle	1,837	1,853	1,736	1,411	1,096
Home equity	756	579	482	594	671
Other consumer	724	473	288	250	351
Total recoveries	11,382	13,276	12,664	14,662	31,820
Net charge-offs (recoveries)	9,229	3,935	12,081	9,013	(1,204)
Allowance for credit losses	141,842	131,508	114,057	113,462	128,279
Allowance for unfunded credit commitments	(2,476)	(3,368)	(4,031)	(1,716)	(4,075)
Allowance for loan and lease losses	$139,366	$128,140	$110,026	$111,746	$124,204
Total loans at December 31,	$12,768,803	$9,793,998	$9,083,217	$5,712,551	$5,766,930
Ratio of allowance to total loans	1.09%	1.31%	1.21%	1.96%	2.15%
Ratio of net charge-offs (recoveries) to average loans	0.09	0.04	0.18	0.16	(0.02)

Net charge-offs of $9.2 million were recorded in the year ended December 31, 2016 compared to net charge-offs of $3.9 million in the year ended December 31, 2015. A provision for credit losses of $19.6 million was recorded for the year ended December 31, 2016 compared to $21.4 million for the year ended December 31, 2015. A $4.6 million provision for credit losses for bank merger acquired loans was recorded for the year ended December 31, 2016 compared to $14.6 million for the year ended December 31, 2015. These credit costs were a result of required reserves on bank merger loans that renewed subsequent to the merger consummation.

Net charge-offs of $3.9 million were recorded in the year ended December 31, 2015 compared to net charge-offs of $12.1 million in the year ended December 31, 2014. A provision for credit losses of $21.4 million was recorded for the year ended December 31, 2015 compared to $12.1 million for the year ended December 31, 2014. This increase was primarily due to loan growth.

The following table sets forth the allocation of the allowance for loan and lease losses as of the date presented and the percentage of loans in each category to total loans.  The purpose of this allocation is only for internal analysis of the adequacy of the allowance and is not an indication of expected or anticipated losses (dollars in thousands):

	At December 31,
	2016		2015		2014		2013		2012
		% of Total		% of Total		% of Total		% of Total		% of Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial loans	$44,483	34%	$38,751	37%	$29,079	36%	$22,977	22%	$22,498	21%
Commercial loans collateralized by assignment of lease payments	12,238	16	10,434	18	9,962	18	9,159	26	7,755	23
Commercial real estate	51,165	29	44,057	27	41,044	28	49,942	29	59,048	30
Residential real estate	5,971	8	5,734	6	6,646	5	8,872	5	6,941	5
Construction real estate	14,712	4	15,019	3	8,909	3	6,794	3	11,159	2
Consumer related loans	9,931	7	12,068	7	13,103	7	11,770	11	12,287	11
Purchased credit-impaired loans (1)	866	2	2,077	2	1,283	3	2,232	4	4,516	8
Total	$139,366	100%	$128,140	100%	$110,026	100%	$111,746	100%	$124,204	100%

(1)	Consists of allowance for loan and lease losses for commercial, commercial real estate and construction loans allocated to purchased credit-impaired loans.

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

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our core deposits consist of checking accounts, NOW accounts, money market accounts, savings accounts and non-public certificates of deposit.  These deposits, along with brokered deposits, and short-term and long-term borrowings are used to support our asset base.  Our deposits are obtained predominantly from the geographic trade areas surrounding each of our branch office locations.  We rely primarily on customer service and long-standing relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.  We also use brokered deposits as an alternative funding source which allows us flexibility in managing our overall interest expense.  Low cost deposits (noninterest bearing deposits, money market and NOW accounts, and savings accounts) increased by $2.3 billion, or 24.0%, and certificates of deposit increased by $264.4 million, or 15.0%, at December 31, 2016 compared to the prior year primarily due to the deposits assumed in the American Chartered merger. Noninterest bearing deposits grew by $1.8 billion, or 38.5%, compared to December 31, 2015. Low cost deposits comprised 86% of total deposits at December 31, 2016 compared to 84% at December 31, 2015.

The following table sets forth the composition of our deposits at the dates indicated (dollars in thousands):

	At December 31,
	2016		2015
	Amount	Percent	Amount	Percent
Demand deposits, noninterest bearing	$6,408,169	45%	$4,627,184	40%
NOW and money market accounts	4,543,004	32	4,144,633	36
Savings deposits	1,135,992	8	974,555	8
Certificates of deposit, $100,000 or more	1,467,977	11	1,182,443	11
Other certificates of deposit	555,306	4	576,400	5
Total	$14,110,448	100%	$11,505,215	100%

The following table sets forth the maturities of certificates of deposit and other time deposits $100,000 and over at December 31, 2016 (in thousands):

Certificates of deposit $100,000 and over:
Maturing within three months	$272,029
After three but within six months	192,161
After six but within twelve months	296,116
After twelve months	676,236
Total certificates of deposit $100,000 and over (1)	$1,436,542

Other time deposits $100,000 and over (2):
Maturing within three months	$8,192
After three but within six months	4,684
After six but within twelve months	8,859
After twelve months	9,700
Total other time deposits $100,000 and over	$31,435

(1)	Includes brokered deposits of $797.9 million.

(2)
Consists of time deposits held in individual retirement accounts (IRAs) and time certificates that the customer has the option to increase the principal balance and maintain the original interest rate.

Borrowings.  Total short-term and long-term borrowings were $1.9 billion at December 31, 2016 compared to $1.4 billion at December 31, 2015.  We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base.  Short-term borrowings from time to time include federal funds purchased, securities sold under agreements to repurchase, lines of credit from correspondent banks and Federal Home Loan Bank advances.  We also offer customers a deposit account that sweeps balances in excess of an agreed upon target amount into overnight repurchase agreements.

The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated (dollars in thousands):

	At or For the Year Ended December 31,
	2016	2015	2014
Federal funds purchased:
Average balance outstanding	$53,076	$8,848	$15,156
Maximum outstanding at any month-end during the period	77,750	82,124	68,244
Balance outstanding at end of period	46,750	4,530	11,591
Weighted average interest rate during the period	0.60%	0.13%	0.41%
Weighted average interest rate at end of the period	0.80	0.09	0.14
Securities sold under agreements to repurchase:
Average balance outstanding	$202,673	$240,737	$206,861
Maximum outstanding at any month-end during the period	257,901	276,724	264,092
Balance outstanding at end of period	237,538	201,207	219,824
Weighted average interest rate during the period	0.21%	0.19%	0.20%
Weighted average interest rate at end of the period	0.22	0.20	0.21
Federal Home Loan Bank advances:
Average balance outstanding	$869,003	$683,808	$179,740
Maximum outstanding at any month-end during the period	1,315,000	1,100,000	925,000
Balance outstanding at end of period	1,275,000	775,000	700,000
Weighted average interest rate during the period	0.38%	0.14%	0.12%
Weighted average interest rate at end of the period	0.63	0.17	0.13
Correspondent bank line of credit:
Average balance outstanding	$6,808	$137	$2,548
Maximum outstanding at any month-end during the period	25,000	25,000	15,000
Balance outstanding at end of period	10,000	25,000	—
Weighted average interest rate during the period	2.11%	2.18%	2.03%
Weighted average interest rate at end of the period	2.52	2.18	—

Long-term borrowings include notes payable to other banks to support a portfolio of equipment that we own and lease to other companies, Federal Home Loan Bank advances and structured repurchase agreements.  As of December 31, 2016 and December 31, 2015, our long-term borrowings were $311.8 million and $400.3 million, respectively.  The decrease in long-term borrowings was primarily due to the decrease in long-term FHLB advances.

Junior subordinated notes issued to capital trusts include debentures sold to Coal City Capital Trust I, American Chartered Statutory Trust I, FOBB Statutory Trust III, Taylor Capital Trust II, American Chartered Statutory Trust II, MB Financial Capital Trust II, MB Financial Capital Trust III, MB Financial Capital Trust IV, MB Financial Capital Trust V, and MB Financial Capital Trust VI in connection with the issuance of their preferred securities in 1998, 2001, 2003, 2004, 2004, 2005, 2006, 2006, 2007, and 2007, respectively. TAYC Capital Trust II was established by Taylor Capital prior to the Company's acquisition of Taylor Capital, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition. American Chartered Statutory Trust I and American Chartered Statutory Trust II were established by American Chartered prior to the Company's acquisition of American Chartered, and the junior subordinated notes issued by American Chartered to American Chartered Statutory Trust I and American Chartered Statutory Trust II were assumed by the Company upon completion of the acquisition.

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

As of December 31, 2016 and December 31, 2015, our junior subordinated notes issued to capital trusts were $210.7 million and $186.2 million, respectively.  See Notes 1 and 12 to the consolidated financial statements for further analysis.

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

We have no required regulatory liquidity ratios to maintain; however, we adhere to an internal policy which dictates internal thresholds.  This policy provides that we may not have a ratio of loans to deposits (including customer repurchase agreements) in excess of 90%.  In addition, our internal policy includes (i) a “liquidity coverage ratio” or LCR, designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario and should exceed 110%, and (ii) a “net stable funding ratio” or NSFR, which is the proportion/ratio of available long-term assets to long-term, stable funding.  At December 31, 2016, we were in compliance with the foregoing policies.

At December 31, 2016, we had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $4.1 billion.  We anticipate that we will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit scheduled to mature within one year totaled $1.2 billion at December 31, 2016, including brokered deposits.

In the event that additional short-term liquidity is needed, we have established relationships with several large and regional banks to provide short-term borrowings in the form of federal funds purchases.  While, at December 31, 2016, there were no firm lending commitments in place, management believes that we could borrow approximately $410.5 million for a short time from these banks on a collective basis.  Additionally, we are a member of Federal Home Loan Bank of Chicago (FHLB).  As of December 31, 2016, the Company had $1.5 billion outstanding in FHLB advances, and could borrow an additional amount of approximately $869 million.  As a contingency plan for significant funding needs, the Asset/Liability Committee may also consider the sale of investment securities, selling securities under agreement to repurchase, or the temporary curtailment of lending activities.  As of December 31, 2016, the Company had approximately $1.8 billion of unpledged securities, excluding securities available for pledge at the FHLB.

Our main sources of liquidity at the holding company level are dividends from MB Financial Bank and cash on hand. In addition, the Company has a $35.0 million unsecured line of credit with a correspondent bank. As of December 31, 2016, $10.0 million was outstanding. The holding company had $26.6 million in cash of December 31, 2016, which was held at MB Financial Bank.

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

For additional information, including the notional amount and fair value of our derivative instruments at December 31, 2016, see Note 20 “Derivative Financial Instruments” to the consolidated financial statements.

Contractual Obligations.  In the ordinary course of operations, we enter into certain contractual obligations.  Such obligations include the funding of operations through FHLB advances, debt issuances, subordinated notes issued to capital trusts, operating leases for premises and equipment, as well as capital expenditures for new premises and equipment.

The following table summarizes our significant contractual obligations and other potential funding needs at December 31, 2016 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Time certificates	$2,023,283	$1,224,620	$591,694	$196,007	$10,962
Long-term borrowings	311,790	109,510	190,470	7,898	3,912
Junior subordinated notes issued to capital trusts (1)	210,668	—	—	—	210,668
Operating leases	65,884	11,972	19,959	11,070	22,883
Capital expenditures	3,522	3,522	—	—	—
Total	$2,615,147	$1,349,624	$802,123	$214,975	$248,425
Commitments to extend credit and letters of credit	$4,101,690

(1)	May be called for redemption by us at any time. See Note 12 to the audited consolidated financial statements under Item 8. Financial Statements and Supplementary Data.

Capital Resources

The Company and MB Financial Bank are subject to the risk based capital regulations administered by the banking regulatory agencies.  The risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 6.00%, Tier 1 capital to total assets of 4.00%  and Common Equity Tier 1 Capital to risk-weighted assets of 4.50%.   Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators, which, if undertaken, could have a direct material effect on the bank’s financial statements.  As of December 31, 2016, the most recent notification from the federal banking regulators categorized MB Financial Bank as well capitalized.

To be well capitalized under the prompt corrective action regulations, an institution must maintain a ratio of total capital to risk-weighted assets of at least 10.00%, a ratio of Tier 1 capital to risk weighted assets of at least 8.00%, a ratio of Tier 1 capital to total average assets of at least 5.00%, a ratio of Common Equity Tier 1 capital to risk-weighted assets of 6.50% and not be subject to any written order, agreement or directive requiring it to meet or maintain a specific capital level.  There are no conditions or events since that notification that management believes have changed our bank subsidiary’s capital classification.  See “Item 1. Business - Supervision and Regulation - Capital Adequacy,” and “--Prompt Corrective Action” for additional information regarding the regulatory capital requirements to which the Company and MB Financial Bank are subject. In addition, our internal policy requires us, on a consolidated basis, to maintain ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets, Common Equity Tier 1 capital to risk-weighted assets and Tier 1 capital to total assets at or above 11%, 9%, 7.5% and 7%, respectively.

As of December 31, 2016, MB Financial Bank was “well capitalized” under the capital adequacy requirements then in effect.  The following table sets forth the actual and required regulatory capital amounts and ratios for MB Financial Bank and at the consolidated level as of December 31, 2016 (dollars in thousands):

					Required To Be Well
			Required For Capital		Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets):
Consolidated	$1,878,106	11.63%	$1,292,159	8.00%	N/A	N/A
MB Financial Bank	1,812,202	11.26	1,287,099	8.00	$1,608,874	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	$1,518,472	9.40%	$969,119	6.00%	N/A	N/A
MB Financial Bank	1,670,360	10.38	965,324	6.00	$1,287,099	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$1,408,481	8.72%	$726,839	4.50%	N/A	N/A
MB Financial Bank	1,670,360	10.38	723,993	4.50	$1,045,768	6.50%
Tier 1 capital (to average assets):
Consolidated	$1,518,472	8.38%	$724,519	4.00%	N/A	N/A
MB Financial Bank	1,670,360	9.25	721,954	4.00	$902,442	5.00%

N/A — not applicable

The Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The capital conservation buffer requirement began to be phased in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019. The conservation buffers for the Company and the Bank exceed the fully phased in minimum as of December 31, 2016.

We established statutory trusts for the sole purpose of issuing trust preferred securities and related trust common securities.  The trust preferred securities were included in our consolidated Tier 2 capital and total capital at December 31, 2016.  Prior to the completion of the American Chartered merger, the trust preferred securities were included in our consolidated Tier 1 capital.

As of December 31, 2016, we had approximately $3.5 million in capital expenditure commitments outstanding which relate to various projects to renovate corporate office space and branches.  We expect to pay the outstanding commitments as of December 31, 2016 through the normal cash flows of our business operations.

Statement of Cash Flows

Operating Activities.  Cash flows from operating activities primarily include net income, adjusted for items in net income that did not impact cash.  For the year ended December 31, 2016, the Company had net cash flows provided by operating activities of $251.6 million compared to net cash flows provided by operating activities of $205.6 million for the year ended December 31, 2015.  The change was primarily due to less originations of loans held for sale, net of sale proceeds.

Net cash flows provided by operating activities were $205.6 million for the year ended December 31, 2015 compared to net cash flows provided by operating activities of $167.8 million for the year ended December 31, 2014.  The change was primarily due to the increase in net income.

Investing Activities.  Cash flows from investing activities reflects the impact of loans and investment securities acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset sales and the impact of acquisitions.  For the year ended December 31, 2016, the Company had net cash flows used in investing activities of $727.7 million compared to net cash flows used in investing activities of $932.1 million for the year ended December 31, 2015.  The change was primarily due to less purchases of investment securities partly offset by the growth in loans.

For the year ended December 31, 2015, the Company had net cash flows used in investing activities of $932.1 million compared to net cash flows provided by investing activities of $674.6 million for the year ended December 31, 2014.  The change was primarily due to the growth in loans and more purchases than sales of investment securities.

Financing Activities.  Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  For the year ended December 31, 2016, the Company had net cash flows provided by financing activities of $558.1 million compared to net cash flows provided by financing activities of $795.8 million for the year ended December 31, 2015.  The change in cash flows from financing activities was primarily due to a smaller increase in deposits.

For the year ended December 31, 2015, the Company had net cash flows provided by financing activities of $795.8 million compared to net cash flows used in financing activities of $1.0 billion for the year ended December 31, 2014.  The change in cash flows from financing activities was primarily due to deposit growth and increase in borrowings.

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

The following table sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2016 that we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined based on the earlier of the term to repricing or the term to repayment of the asset or liability.  The table is intended to provide an approximation of the projected repricing of assets and liabilities at December 31, 2016 based on contractual maturities and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be reinvested and/or repriced because of contractual amortization and rate adjustments on adjustable-rate loans.  Loan and investment securities’ contractual maturities and amortization reflect expected prepayment assumptions.  While NOW, money market and savings deposit accounts have adjustable rates, it is assumed that the interest rates on some of the accounts will not adjust immediately to changes in other interest rates.

Therefore, the information in the table is calculated assuming that NOW, money market and savings deposits will reprice as follows: 41%, 60% and 10%, respectively, in the first three months, 9%, 12%, and 17%, respectively, in the next nine months, 30%, 24% and 50%, respectively, from one year to five years, and 20%, 4%, and 23%, respectively over five years (dollars in thousands):

	Time to Maturity or Repricing
	0 – 90	91 - 365	1 – 5	Over 5
	Days	Days	Years	Years	Total
Interest Earning Assets:
Interest earning deposits with banks	$96,118	$948	$1,620	$—	$98,686
Federal funds sold	—	—	—	—	—
Investment securities	326,812	359,654	1,342,347	880,408	2,909,221
Loans held for sale	716,883	—	—	—	716,883
Loans, including purchased credit-impaired loans	7,777,743	1,338,451	3,096,862	555,747	12,768,803
Total interest earning assets	$8,917,556	$1,699,053	$4,440,829	$1,436,155	$16,493,593
Interest Bearing Liabilities:
NOW and money market deposit accounts	$2,342,219	$476,323	$1,209,164	$515,298	$4,543,004
Savings deposits	113,599	191,699	567,857	262,837	1,135,992
Time deposits	398,006	826,290	788,014	10,973	2,023,283
Short-term borrowings	1,569,288	—	—	—	1,569,288
Long-term borrowings	164,959	4,526	137,003	5,302	311,790
Junior subordinated notes issued to capital trusts	210,668	—	—	—	210,668
Total interest bearing liabilities	$4,798,739	$1,498,838	$2,702,038	$794,410	$9,794,025
Cumulative rate sensitive assets (RSA)	$8,917,556	$10,616,609	$15,057,438	$16,493,593	$16,493,593
Cumulative rate sensitive liabilities (RSL)	4,798,739	6,297,577	8,999,615	9,794,025	9,794,025
Cumulative GAP (GAP=RSA-RSL)	4,118,817	4,319,032	6,057,823	6,699,568	6,699,568
RSA/Total assets	46.20%	55.00%	78.01%	85.45%	85.45%
RSL/Total assets	24.86	32.63	46.62	50.74	50.74
GAP/Total assets	21.34	22.38	31.38	34.71	34.71
GAP/RSA	46.19	40.68	40.23	40.62	40.62

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

Based on simulation modeling which assumes gradual changes in interest rates over a one-year period, we believe that our net interest income would change due to changes in interest rates as follows (dollars in thousands):

Gradual	Changes in Net Interest Income Over One Year Horizon
Changes in	At December 31, 2016		At December 31, 2015
Levels of	Dollar	Percentage	Dollar	Percentage
Interest Rates	Change	Change	Change	Change
+2.00%	$47,407	7.94%	$32,845	6.91%
+1.00%	25,076	4.20	16,486	3.47
-1.00%	(26,252)	(4.39)	(21,122)	(4.44)

In the interest rate sensitivity table above, changes in net interest income between December 31, 2016 and December 31, 2015 reflect changes in the composition of interest earning assets and interest bearing liabilities, related interest rates, repricing frequencies, and the fixed or variable characteristics of the interest earning assets and interest bearing liabilities.  The changes in net interest income incorporate the impact of loan floors as well as shifts from low cost deposits to certificates of deposit in a rising rate environment.

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

December 31, 2016, 2015, and 2014

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework of 2013. Based on that assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on the criteria established in Internal Control—Integrated Framework.

RSM US LLP, an independent registered public accounting firm that audited the 2016 consolidated financial statements of the Company included in this Annual Report on 10-K, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ Mitchell Feiger	/s/ Randall T. Conte
Mitchell Feiger	Randall T. Conte
President and	Vice President and
Chief Executive Officer	Chief Financial Officer

February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
MB Financial, Inc.

We have audited MB Financial, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  MB Financial Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MB Financial, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of MB Financial, Inc. and Subsidiaries and our report dated February 23, 2017 expressed an unqualified opinion.

/s/ RSM US LLP
Chicago, Illinois
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
MB Financial, Inc.

We have audited the accompanying consolidated balance sheets of MB Financial, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MB Financial, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MB Financial, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 23, 2017 expressed an unqualified opinion on the effectiveness of MB Financial, Inc. and Subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP
Chicago, Illinois
February 23, 2017

FINANCIAL STATEMENTS

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(Amounts in thousands, except common share data)

	December 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$364,783	$307,869
Interest earning deposits with banks	98,686	73,572
Total cash and cash equivalents	463,469	381,441
Investment securities:
Securities available for sale, at fair value	1,696,195	1,585,023
Securities held to maturity, at amortized cost ($1,093,740 and $1,274,767 fair value at December 31, 2016 and 2015, respectively)	1,069,750	1,230,810
Non-marketable securities - FHLB and FRB stock	143,276	114,233
Total investment securities	2,909,221	2,930,066
Loans held for sale	716,883	744,727
Loans:
Total loans, excluding purchased credit impaired loans	12,605,726	9,652,592
Purchased credit impaired loans	163,077	141,406
Total loans	12,768,803	9,793,998
Less: Allowance for loan and lease losses	139,366	128,140
Net loans	12,629,437	9,665,858
Lease investment, net	311,327	211,687
Premises and equipment, net	293,910	236,013
Cash surrender value of life insurance	200,945	136,953
Goodwill	1,001,038	725,070
Other intangibles	62,959	44,812
Mortgage servicing rights, at fair value	238,011	168,162
Other real estate owned, net	26,279	31,553
Other real estate owned related to FDIC-assisted transactions	5,006	10,717
Other assets	443,832	297,948
Total assets	$19,302,317	$15,585,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$6,408,169	$4,627,184
Interest bearing	7,702,279	6,878,031
Total deposits	14,110,448	11,505,215
Short-term borrowings	1,569,288	1,005,737
Long-term borrowings	311,790	400,274
Junior subordinated notes issued to capital trusts	210,668	186,164
Accrued expenses and other liabilities	520,914	400,333
Total liabilities	16,723,108	13,497,723
STOCKHOLDERS’ EQUITY
Preferred stock, ($0.01 par value, authorized 10,000,000 shares at December 31, 2016 and 2015; Series A, 8% perpetual non-cumulative, 4,000,000 shares issued and outstanding at December 31, 2016 and 2015, $25 liquidation value; Series B, 8% cumulative voting convertible, 125 shares issued and outstanding at December 31, 2016 and none issued and outstanding at December 31, 2015, $1,000 liquidation value)	115,572	115,280
Common stock, ($0.01 par value; authorized 120,000,000 shares at December 31, 2016 and 100,000,000 shares at December 31, 2015; issued 85,630,748 shares at December 31, 2016 and 75,566,885 shares at December 31, 2015)	856	756
Additional paid-in capital	1,678,826	1,280,870
Retained earnings	838,892	731,812
Accumulated other comprehensive income	5,190	15,777
Less: 1,905,479 and 1,888,556 shares of treasury stock, at cost, at December 31, 2016 and 2015, respectively	(60,384)	(58,504)
Controlling interest stockholders’ equity	2,578,952	2,085,991
Noncontrolling interest	257	1,293
Total stockholders’ equity	2,579,209	2,087,284
Total liabilities and stockholders’ equity	$19,302,317	$15,585,007

     See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2016, 2015, and 2014
(Amounts in thousands, except share and per share data)

	2016	2015	2014
Interest income:
Loans:
Taxable	$467,877	$404,324	$292,028
Nontaxable	11,120	9,318	9,022
Investment securities:
Taxable	35,571	39,299	38,619
Nontaxable	42,022	40,974	34,791
Federal funds sold	—	1	25
Other interest earning accounts	587	318	663
Total interest income	557,177	494,234	375,148
Interest expense:
Deposits	25,579	19,658	17,027
Short-term borrowings	4,195	1,412	780
Long-term borrowings and junior subordinated notes	9,512	7,558	6,518
Total interest expense	39,286	28,628	24,325
Net interest income	517,891	465,606	350,823
Provision for credit losses	19,563	21,386	12,052
Net interest income after provision for credit losses	498,328	444,220	338,771
Non-interest income:
Mortgage banking revenue	148,469	117,426	46,149
Lease financing, net	73,486	76,581	64,310
Commercial deposit and treasury management fees	50,620	45,283	34,315
Trust and asset management fees	32,872	23,545	21,839
Card fees	16,071	15,322	13,741
Capital markets and international banking fees	13,332	8,148	5,458
Consumer and other deposit service fees	13,308	13,282	12,788
Brokerage fees	4,654	5,754	5,176
Loan service fees	7,457	6,259	4,814
Increase in cash surrender value of life insurance	4,075	3,391	3,381
Net gain (loss) on investment securities	447	(176)	(2,525)
Net (loss) gain on disposals of other assets	(794)	(2)	3,452
Gain on extinguishment of debt	—	—	1,895
Other operating income	10,906	7,280	6,512
Total non-interest income	374,903	322,093	221,305
Non-interest expenses:
Salaries and employee benefits	400,501	343,531	255,974
Occupancy and equipment expense	57,130	50,510	44,910
Computer services and telecommunication expense	43,468	34,453	31,678
Advertising and marketing expense	11,971	10,072	8,854
Professional and legal expense	12,879	11,053	14,652
Other intangibles amortization expense	7,305	6,115	5,501
Branch exit and facilities impairment charges	(2,709)	8,515	2,270
Net (gain) loss recognized on other real estate owned and other related expense	(1,599)	1,468	3,575
Prepayment fees on interest bearing liabilities	—	85	—
Other operating expenses	90,905	68,352	69,368
Total non-interest expenses	619,851	534,154	436,782
Income before income taxes	253,380	232,159	123,294
Income tax expense	79,244	73,211	37,193
Net income	$174,136	$158,948	$86,101
Dividends on preferred shares	8,009	8,000	4,000
Net income available to common stockholders	$166,127	$150,948	$82,101

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - (Continued)
Years Ended December 31, 2016, 2015, and 2014
(Amounts in thousands, except share and per share data)

	2016	2015	2014
Common share data:
Basic earnings per common share	$2.16	$2.03	$1.32
Diluted earnings per common share	2.13	2.02	1.31
Weighted average common shares outstanding for basic earnings per common share	76,968,823	74,177,574	62,012,196
Diluted weighted average common shares outstanding for diluted earnings per common share	77,976,121	74,849,030	62,573,406

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2016, 2015, and 2014
(Amounts in thousands)

	2016	2015	2014

Net income	$174,136	$158,948	$86,101
Unrealized holding (losses) gains on investment securities, net of reclassification adjustments	(14,317)	(4,078)	20,933
Reclassification adjustment for amortization of unrealized gains on investment securities transferred to held to maturity from available for sale	(2,769)	(3,633)	(3,700)
Reclassification adjustments for (gains) losses included in net income	(447)	176	2,525
Other comprehensive (loss) income, before tax	(17,533)	(7,535)	19,758
Income tax benefit (expense) related to items of other comprehensive (loss) income	6,946	2,956	(7,785)
Other comprehensive (loss) income, net of tax	(10,587)	(4,579)	11,973
Comprehensive income	$163,549	$154,369	$98,074

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2016, 2015, and 2014
(Amounts in thousands, except share and per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Treasury Stock	Noncontrolling Interest	Total Stock- holders’ Equity
Balance at December 31, 2013	$—	$551	$738,053	$581,998	$8,383	$(3,747)	$1,444	$1,326,682
Net income	—	—	—	86,101	—	—	291	86,392
Other comprehensive income, net of tax	—	—	—	—	11,973	—	—	11,973
Issuance of preferred stock	115,280	—	—	—	—	—	—	115,280
Issuance of common stock due to business combination	—	196	518,796	—	—	—	—	518,992
Cash dividends declared on preferred shares	—	—	—	(4,000)	—	—	—	(4,000)
Cash dividends declared on common shares ($0.52 per share)	—	—	—	(34,422)	—	—	—	(34,422)
Restricted common stock activity, net of tax	—	2	812	—	—	60	—	874
Stock option activity, net of tax	—	2	529	—	—	—	—	531
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	597	—	—	(3,287)	—	(2,690)
Stock-based compensation expense	—	—	8,974	—	—	—	—	8,974
Distributions to noncontrolling interest	—	—	—	—	—	—	(300)	(300)
Balance at December 31, 2014	$115,280	$751	$1,267,761	$629,677	$20,356	$(6,974)	$1,435	$2,028,286

Net income	—	—	—	158,948	—	—	258	159,206
Other comprehensive loss, net of tax	—	—	—	—	(4,579)	—	—	(4,579)
Issuance of common stock due to business combination	—	—	218	—	—	—	—	218
Cash dividends declared on preferred shares	—	—	—	(8,000)	—	—	—	(8,000)
Cash dividends declared on common shares ($0.65 per share)	—	—	—	(48,813)	—	—	—	(48,813)
Restricted common stock activity, net of tax	—	5	(1,804)	—	—	2,876	—	1,077
Stock option activity, net of tax	—	—	(247)	—	—	—	—	(247)
Repurchase of common shares	—	—	—	—	—	(49,963)	—	(49,963)
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	819	—	—	(4,443)	—	(3,624)
Stock-based compensation expense	—	—	14,123	—	—	—	—	14,123
Distributions to noncontrolling interest	—	—	—	—	—	—	(400)	(400)
Balance at December 31, 2015	$115,280	$756	$1,280,870	$731,812	$15,777	$(58,504)	$1,293	$2,087,284

Net income	—	—	—	174,136	—	—	151	174,287
Other comprehensive loss, net of tax	—	—	—	—	(10,587)	—	—	(10,587)
Issuance of preferred and common stock due to business combination	1,227	97	383,775	—	—	—	—	385,099
Conversion of Series B preferred stock into common stock	(935)	—	935	—	—	—	—	—
Cash dividends declared on preferred shares	—	—	—	(8,009)	—	—	—	(8,009)
Cash dividends declared on common shares ($0.74 per share)	—	—	—	(59,047)	—	—	—	(59,047)
Restricted common stock activity, net of tax	—	2	(2,171)	—	—	2,094	—	(75)
Stock option activity, net of tax	—	1	(164)	—	—	(157)	—	(320)
Repurchase of common shares in connection with employee benefit plans and held in trust for deferred compensation plan	—	—	(20)	—	—	(3,817)	—	(3,837)
Stock-based compensation expense	—	—	16,868	—	—	—	—	16,868
Additional investment in subsidiary	—	—	(1,267)	—	—	—	(1,069)	(2,336)
Distributions to noncontrolling interest	—	—	—	—	—	—	(118)	(118)
Balance at December 31, 2016	$115,572	$856	$1,678,826	$838,892	$5,190	$(60,384)	$257	$2,579,209

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015, and 2014
(Amounts in Thousands)

	2016	2015	2014
Cash Flows From Operating Activities
Net income	$174,136	$158,948	$86,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment and leased equipment	75,013	61,562	60,067
Facilities impairment charges	(2,709)	8,515	2,270
Compensation expense for share-based payment plans	16,868	14,123	8,974
Loss (gain) on sales of premises and equipment and leased equipment	783	2,446	(5,817)
Amortization of other intangibles	7,305	6,115	5,501
Provision for credit losses	19,563	21,386	12,052
Deferred income tax expense	45,917	39,573	(48)
Amortization of premiums and discounts on investment securities, net	47,042	48,670	45,413
Accretion of premiums and discounts on loans, net	(29,211)	(36,651)	(21,262)
Accretion of FDIC indemnification asset	—	(96)	(112)
Net (gain) loss on investment securities	(447)	176	2,525
Proceeds from sale of loans held for sale	6,687,670	6,817,330	2,213,914
Origination of loans held for sale	(6,630,361)	(6,818,125)	(2,266,636)
Net gain on sale of loans held for sale	(28,896)	(34,075)	(12,022)
Origination of mortgage servicing rights	(68,428)	(68,690)	(21,217)
Change in fair value of mortgage servicing rights	3,666	33,648	11,777
Net (gain) loss on other real estate owned	(2,358)	969	2,000
Increase in cash surrender value of life insurance	(4,075)	(3,391)	(3,381)
Gain on extinguishment of debt	—	—	(1,895)
(Increase) decrease in other assets, net	(116,961)	(9,644)	31,205
Increase (decrease) in other liabilities, net	57,112	(37,182)	18,434
Net cash provided by operating activities	251,629	205,607	167,843
Cash Flows From Investing Activities
Decrease in federal funds sold	—	—	42,950
Proceeds from sales of investment securities available for sale	28,024	28,356	512,878
Proceeds from maturities and calls of investment securities available for sale	336,357	284,895	259,694
Purchase of investment securities available for sale	(17,702)	(276,664)	(216,777)
Proceeds from maturities and calls of investment securities held to maturity	174,201	83,061	41,654
Purchase of investment securities held to maturity	(31,410)	(339,454)	(122,859)
Purchase of non-marketable securities - FHLB and FRB stock	(60,316)	(58,664)	(15)
Redemption of non-marketable securities - FHLB and FRB stock	47,273	20,000	26,483
Net (increase) decrease in loans	(1,023,221)	(663,235)	155,399
Purchases in mortgage servicing rights	(5,087)	(823)	(1,096)
Proceeds from sale of mortgage servicing rights	—	103,105	—
Purchases of premises and equipment and leased equipment	(191,922)	(111,124)	(94,667)
Proceeds from sales of premises and equipment and leased equipment	6,819	5,374	22,924
Capital improvements on other real estate owned	(96)	—	—
Proceeds from sale of other real estate owned	15,917	7,407	9,390
Proceeds from sale of other real estate owned related to FDIC-assisted transactions	8,968	16,091	17,049
Net cash (paid) acquired in business acquisition	(9,010)	(18,935)	25,174
Purchase of additional investment in subsidiary from minority owners	(2,336)	—	—
Net payments for FDIC related covered assets	(4,113)	(11,483)	(3,620)
Net cash (used in) provided by investing activities	(727,654)	(932,093)	674,561
Cash Flows From Financing Activities
Net increase (decrease) in deposits	215,906	514,273	(343,530)
Proceeds from short-term borrowings - FHLB advances	3,175,000	1,950,000	1,050,000
Principal paid on short-term borrowings - FHLB advances	(2,975,000)	(1,875,000)	(1,480,000)
Net increase (decrease) in short-term borrowings - other	15,246	(1,284)	(167,774)
Proceeds from long-term borrowings	267,359	339,590	33,816
Principal paid on long-term borrowings	(71,845)	(22,232)	(13,059)
Redemption of junior subordinated notes issued to capital trusts	—	—	(45,369)
Treasury stock transactions, net	(3,837)	(53,587)	(2,690)
Stock options exercised	1,410	499	1,034
Dividends paid on preferred stock	(8,009)	(8,000)	(2,000)
Dividends paid on common stock	(58,177)	(48,413)	(34,210)
Net cash provided by (used in) financing activities	558,053	795,846	(1,003,782)
Net increase (decrease) in cash and cash equivalents	$82,028	$69,360	$(161,378)
Cash and cash equivalents:
Beginning of year	381,441	312,081	473,459
End of year	$463,469	$381,441	$312,081

MB FINANCIAL, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
Years Ended December 31, 2016, 2015, and 2014
(Amounts in Thousands)

	2016	2015	2014
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest paid to depositors and other borrowed funds	$38,538	$29,151	$25,258
Income tax payments, net	14,188	8,138	23,040
Supplemental Schedule of Noncash Investing Activities:
Investment securities held to maturity purchased not settled	$(761)	$761	$—
Transfer of investment securities held to maturity to investment securities available for sale	—	—	273,471
Loans held for sale transferred to loans held for investment	—	33,613	—
Loans transferred to other real estate owned	4,945	21,576	2,133
Loans transferred to other real estate owned related to FDIC-assisted transactions	2,885	4,607	16,337
Loans transferred to repossessed vehicles	3,072	928	1,019
Operating leases rewritten as direct finance leases included as loans	910	7,666	5,853
Long-term borrowings transferred to short-term borrowings	300,000	—	—
Supplemental Schedule of Noncash Investing Activities From Acquisitions:
Noncash assets acquired:
Investment securities available for sale	$505,564	$—	$826,691
Investment securities held to maturity	—	—	22,599
Non-marketable securities -FHLB and FRB stock	16,000	—	50,620
Loans held for sale	—	—	670,671
Loans	1,940,702	—	3,532,211
Lease investments	—	—	11,885
Premises and equipment	39,048	519	19,701
Cash surrender value of life insurance	59,917	—	—
Goodwill	275,968	13,549	288,152
Other intangibles	25,452	8,838	20,079
Mortgage servicing rights	—	—	224,453
Other real estate owned	3,960	—	4,720
Other assets	32,141	744	130,478
Total noncash assets acquired	$2,898,752	$23,650	$5,802,260
Liabilities assumed:
Deposits	$2,389,327	$—	$3,953,213
Short-term borrowings	48,305	606	1,035,800
Long-term borrowings	16,000	—	—
Junior subordinated notes issued to capital trusts	28,075	—	80,843
Other liabilities	$22,966	$4,109	$123,028
Total liabilities assumed	$2,504,673	$4,715	$5,192,884

See Accompanying Notes to Consolidated Financial Statements.

MB FINANCIAL, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Significant Accounting Policies

MB Financial, Inc. (the "Company," "we," "us," "our") is a financial holding company that provides a full range of financial services to individuals and corporate customers through its banking subsidiary, MB Financial Bank, N.A. ("MB Financial Bank").

The Company’s primary market is the Chicago, Illinois metropolitan area, in which MB Financial Bank operates 95 banking offices through MB Financial Bank.

MB Financial Bank, our largest subsidiary, has four wholly owned subsidiaries with significant operating activities: LaSalle Systems Leasing, Inc., Celtic Leasing Corp., MB Equipment Finance, LLC and MSA Holdings, LLC. MB Financial Bank also has a majority owned subsidiary with significant operating activities, Cedar Hill Associates, LLC.

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

Allowance for loan and lease losses:  The allowance for loan and lease losses ("ALLL") is established through a provision for credit losses charged to expense.  Loans are charged against the ALLL when management believes that collectability of the principal is unlikely.  The allowance is an amount that management believes will be appropriate to absorb probable losses on existing loans, based on an evaluation of the collectability of loans and prior loss and recovery experience as appropriate under GAAP.  The ALLL is based on management’s evaluation of the loan portfolio giving consideration to the nature and volume of the loan portfolio, the value of underlying collateral, overall portfolio quality, review of specific problem loans, and prevailing economic conditions that may affect the borrower’s ability to pay.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review MB Financial Bank’s ALLL, and may require it to recognize adjustments to its allowance based on their judgments of information available to them at the time of their examinations.

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

Under our loan risk rating system, each loan, with the exception of those included in large groups of smaller-balance homogeneous consumer related loans, is risk rated between one and nine by the originating loan officer, Senior Credit Management, Loan Review or loan committee.  A loan rated "one" represents a loan least likely to default, while a loan rated "nine" represents a loss.  The probability of loans defaulting for each risk rating, sometimes referred to as default factors, are estimated based on the frequency with which loans migrate from one risk rating to another and to default status over time.  We use a loan loss reserve model that incorporates the migration of loan risk ratings and historical default data over a multi-year period to develop our estimated default factors ("EDFs").  The model tracks annual loan rating migrations by loan type and currently uses loan risk rating migrations for 16 years.  The migration data is adjusted by using average losses for an economic cycle (approximately 15 years) to develop EDFs by loan type, risk rating and maturity.  EDFs are updated annually in December.

EDFs are multiplied by individual loan balances in each risk-rating category and again multiplied by an historical loss given default estimate for each loan type (which incorporates recoveries) to determine the appropriate allowance by loan type.  This approach is applied to the commercial, lease, commercial real estate, and construction real estate components of the portfolio.

To account for current economic conditions, the general allowance for loan and lease losses also includes adjustments for macroeconomic factors.  Macroeconomic factors adjust the ALLL upward or downward based on the current point in the economic cycle using predictive economic data and are applied to the loan loss model through a separate allowance element for the commercial, commercial real estate, construction real estate and lease loan components.  To determine our macroeconomic factors, we use specific economic data that has shown to be a statistically reliable predictor of our credit losses relative to our long term average credit losses. We tested over 20 economic variables (U.S. manufacturing index, unemployment rate, U.S. GDP growth, etc.). We review this data annually to determine that such a relationship continues to exist. We currently use the following macroeconomic indicators in our macroeconomic factor computation:

Commercial loans and lease loans:  total industry capacity utilization, our prior period net charge-off rates and the yield on BBB-rated debt.

Commercial real estate loans and construction loans:  M2 Money stock, our prior period net charge-off rates, the U.S. commercial real estate index and the CBOE Volatility Index.

Using the indicators noted above, a predicted net charge-off percentage is calculated.  The predicted net charge-off percentage is then compared to the cycle average net charge-off percentage, and a macroeconomic adjustment factor is calculated.  The macroeconomic adjustment factor is applied to each commercial loan type.  Each year, we review the predictive nature of the macroeconomic factors by comparing actual net charge-offs to the predicted model net charge-offs, re-run our regression analyses and re-calibrate the macroeconomic factors as appropriate.

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

Other valuation techniques are also used to value non-real estate assets.  Discounts may be applied in the impairment analysis used for general business assets ("GBA").  Examples of GBA include accounts receivable, inventory, and any marketable securities pledged. The discount is used to reflect collection risk in the event of default that may not have been included in the valuation of the asset.

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

•
Pass rated loans (typically performing loans) are accounted for in accordance with Accounting Standards Codification ("ASC") Topic 310-20 "Nonrefundable Fees and Other Costs" as these loans do not have evidence of credit deterioration since origination.

•	Non-impaired loans (typically performing substandard loans) are accounted for in accordance with ASC Topic 310-30 if they display at least some level of credit deterioration since origination.

•	Impaired loans (typically substandard loans on non-accrual status) are accounted for in accordance with ASC Topic 310-30 as they display significant credit deterioration since origination.

For pass rated loans (non-purchased credit-impaired loans), the difference between the estimated fair value of the loans (computed on a loan by loan basis) and the principal outstanding is accreted over the remaining life of the loans. The Company anticipates recording a provision for the acquired portfolio in future quarters related to renewing acquired loans which will offset a substantial portion of the accretion from the pass rated loans.

In accordance with ASC Topic 310-30, for both purchased non-impaired loans and purchased credit-impaired loans, the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.

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

Other real estate owned: Other real estate owned includes real estate assets that have been received in satisfaction of debt.  Other real estate owned is initially recorded at fair value less estimated selling costs, which establishes the cost basis.  Subsequently, other real estate owned is carried at the lower of the cost basis or fair value less estimated selling costs.  Any valuation adjustments required at the date of transfer are charged to the allowance for loan and lease losses.  Subsequently, unrealized losses and realized gains and losses on sale are included in net (gain) loss recognized on other real estate owned.

Cash surrender value of life insurance: The Company has purchased bank-owned life insurance policies on certain executives.  Bank-owned life insurance is recorded at its cash surrender value.  Changes in the cash surrender values are included in non-interest income.

Goodwill: The excess of the cost of an acquisition over the fair value of the net assets acquired, including core deposit and client relationship intangibles, consists of goodwill.  Under the provisions of ASC Topic 350, goodwill is subject to at least annual assessments for impairment by applying a fair value based test.  The Company reviews goodwill and other intangible assets to determine potential impairment annually, or more frequently if events and circumstances indicate that the asset might be impaired, by comparing the carrying value of the asset with the anticipated future cash flows. The Company's annual assessment is done at the unit level. As of December 31, 2016, the annual assessment date, the Company had three reporting units: banking, leasing and mortgage banking. The Company did not recognize impairment losses during the year ended December 31, 2016.

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

Preferred stock: Preferred stock issued in connection with the Taylor Capital Group, Inc. and American Chartered Bancorp, Inc. mergers was initially recorded at fair value.  Preferred dividends declared are deducted from net income for computing net income available to common stockholders and earnings per common share computations.

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (amounts in thousands, except common share data):

	Years Ended December 31,
	2016	2015	2014
Distributed earnings allocated to common stock	$59,047	$48,813	$34,422
Undistributed earnings	115,089	110,135	51,679
Net income	174,136	158,948	86,101
Less: preferred stock dividends	8,009	8,000	4,000
Net income available to common stockholders for basic earnings per common share	166,127	150,948	82,101
Plus: preferred stock dividends on convertible preferred stock	9	—	—
Less: earnings and dividends allocated to participating securities	7	8	2
Earnings allocated to common stockholders for diluted earnings per common share	$166,129	$150,940	$82,099
Weighted average shares outstanding for basic earnings per common share	76,968,823	74,177,574	62,012,196
Dilutive effect of:
Stock options	435,976	300,552	247,436
Restricted shares and units	564,418	370,904	313,774
Convertible preferred stock	6,904	—	—
Total dilutive effect of equity awards and convertible preferred stock	1,007,298	671,456	561,210
Weighted average shares outstanding for diluted earnings per common share	77,976,121	74,849,030	62,573,406
Basic earnings per common share	$2.16	$2.03	$1.32
Diluted earnings per common share	2.13	2.02	1.31

Comprehensive income: Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of deferred taxes, which are reported as a separate component of stockholders’ equity on the consolidated balance sheet.

Segment Reporting: An operating segment is a component of an entity that: (i) engages in business activities from which it may earn revenues and incur expenses; (ii) has operating results that are reviewed regularly by the entity’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and (iii) has discrete financial information available. As of December 31, 2016, the Company had three reportable operating segments: banking, leasing and mortgage banking.

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

New authoritative accounting guidance under ASC Topic 805 "Business Combinations" amends prior guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new authoritative guidance will be effective for reporting periods after January 1, 2018. This new authoritative guidance is not expected to have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 606 "Revenue from Contracts with Customers." New authoritative accounting guidance under ASC Topic 606, "Revenue from Contracts with Customers" amended prior guidance to require an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and to provide clarification on identifying performance obligations and licensing implementation guidance. The new authoritative guidance was initially effective for reporting periods after January 1, 2017 but was deferred to January 1, 2018. The Company's revenue is comprised of interest income on financial assets, which is excluded from the scope of this new guidance, and non-interest income. The Company expects this new guidance will require it to change how certain recurring revenue streams are recognized within trust and asset management fees but does not expect these changes to have a significant impact on its statements of operations or financial condition. The Company continues to evaluate the impact of this guidance on other components of non-interest income. The Company expects to adopt this new guidance on January 1, 2018 with a cumulative effect adjustment to opening retained earnings, if such adjustment is deemed to be significant.

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

ASC Topic 842 "Leases." New authoritative accounting guidance under ASC Topic 842 "Leases" amended prior guidance to require lessees to recognize the assets and liabilities arising from all leases on the balance sheet. The new authoritative guidance defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. In addition, the qualifications for a sale and leaseback transaction have been amended. The new authoritative guidance also requires qualitative and quantitative disclosures by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The new authoritative guidance will be effective for reporting periods after January 1, 2019. The Company is evaluating the new guidance and its impact on the Company's statements of operations and financial condition. The Company expects an increase in assets and liabilities as a result of recording additional lease contracts where the Company is lessee.

ASC Topic 815 "Derivatives and Hedging." New authoritative accounting guidance under ASC Topic 815 "Derivatives and Hedging" amended prior guidance to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. An entity has an option to apply the amendments in this new authoritative guidance on either a prospective basis or a modified retrospective basis. The new authoritative guidance will be effective for reporting periods after January 1, 2017 and early adoption is permitted. This new authoritative guidance will not have a significant impact on the Company's statements of operations or financial condition.

New authoritative accounting guidance under ASC Topic 815 "Derivatives and Hedging" amended prior guidance to clarify what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. An entity is required to consider whether (1) the payoff is adjusted based on changes in an index, (2) the payoff is indexed to an underlying other than interest rates or credit risk, (3) the debt involves a substantial premium or discount, and (4) the call (put) option is contingently exercisable. An entity should apply this new authoritative guidance on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The new authoritative guidance will be effective for reporting periods after January 1, 2017 and early adoption is permitted. This new authoritative guidance will not have a significant impact on the Company's statements of operations or financial condition.

ASC Topic 323 "Investment - Equity Method and Joint Ventures." New authoritative accounting guidance under ASC Topic 323 "Investment - Equity Method and Joint Ventures" amended prior guidance to eliminate the requirement to retroactively adopt the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The new authoritative guidance required that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The new authoritative guidance will be effective for reporting periods after January 1, 2017 and early adoption is permitted. This new authoritative guidance will not have a significant impact on the Company's statements of operations or financial condition.

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

ASC Topic 326 "Financial Instruments - Credit Losses." New authoritative accounting guidance under ASC Topic 326 "Financial Instruments - Credit Losses" amended the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information for credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new authoritative guidance also requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected (net of the allowance for credit losses). In addition, the credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses rather than a write-down. The new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is evaluating the new guidance and expects it to have an impact on the Company's statements of operations and financial condition, the significance of which is not yet known.

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

New authoritative accounting guidance under ASC Topic 230 "Statement of Cash Flows" amends prior guidance to require an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The new authoritative guidance will be effective for reporting periods after January 1, 2018. This new authoritative guidance is not expected to have a significant impact on the Company's statements of operations or financial condition.

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

ASC Topic 350 "Intangibles-Goodwill and Other." New authoritative accounting guidance under ASC Topic 350 "Intangibles-Goodwill and Other" amends prior guidance to eliminate Step 2 from the goodwill impairment test and require an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new authoritative guidance will be effective for reporting periods after January 1, 2020. The Company is evaluating the new guidance and its impact on the Company's statements of operations and financial condition.

Reclassifications: Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net income or stockholders’ equity.

Note 2.	Business Combinations

Taylor Capital Group, Inc. On August 18, 2014, the Company acquired Taylor Capital Group, Inc. (“Taylor Capital”), a bank holding company and the parent company of Cole Taylor Bank, a commercial bank headquartered in Chicago, through the merger (the “ Taylor Capital Merger”) of Taylor Capital with and into the Company, followed immediately by the merger of Cole Taylor Bank with and into MB Financial Bank. This transaction solidifies the Company's market position in Chicago and diversifies its revenue streams. At the effective time of the merger (the “Taylor Capital Merger Effective Time”), each share of the common stock of Taylor Capital and each share of nonvoting convertible preferred stock of Taylor Capital converted into the right to receive (1) 0.64318 of a share of the common stock of the Company, and (2) $4.08 in cash. All “in-the-money” Taylor Capital stock options and warrants outstanding immediately prior to the Taylor Capital Merger Effective Time were canceled in exchange for the right to receive a cash payment as provided in the merger agreement, as were the outstanding unvested restricted stock awards of Taylor Capital; however, the cash consideration payable for such restricted stock awards will remain subject to vesting or other lapse restrictions. Each share of Taylor Capital’s perpetual non-cumulative preferred stock, Series A, converted into the right to receive one share of the Company’s perpetual non-cumulative preferred stock, Series A.

The Company issued approximately 19.6 million shares of common stock and paid approximately $129.5 million in cash in the Taylor Capital Merger. For the “in-the-money” Taylor Capital stock options and warrants, the Company paid in the aggregate approximately $4.4 million in cash. For the outstanding unvested Taylor Capital restricted stock awards, the Company will pay or has paid in the aggregate up to approximately $3.7 million in cash, as and to the extent such awards vest. The $129.5 million cash consideration includes payments for the Taylor Capital stock options, warrants and restricted stock awards.

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

Estimated fair values of the assets acquired and liabilities assumed in the Taylor Capital Merger, as of the closing date of the transaction were as follows (in thousands):

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

•
Pass rated loans (typically performing loans) are accounted for in accordance with ASC Topic 310-20 "Nonrefundable Fees and Other Costs" as these loans do not have evidence of credit deterioration since origination.

•	Non-impaired loans (typically performing substandard loans) are accounted for in accordance with ASC Topic 310-30 if they display at least some level of credit deterioration since origination.

•	Impaired loans (typically substandard loans on non-accrual status) are accounted for in accordance with ASC Topic 310-30 as they display significant credit deterioration since origination.

For pass rated loans (non-purchased credit-impaired loans), the difference between the estimated fair value of the loans and the principal outstanding is accreted over the remaining life of the loans.

In accordance with ASC Topic 310-30, for both purchased non-impaired loans (performing substandard loans) and purchased credit-impaired loans, the loans are pooled by loan type and the difference between contractually required payments at acquisition and the cash flows expected to be collected is referred to as the non-accretable difference. Further, any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan pools when there is a reasonable expectation about the amount and timing of such cash flows.

The following table presents the acquired loans as of the acquisition date (in thousands):

	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans
Fair value	$204,805	$3,327,406
Gross contractual amounts receivable	244,650	3,707,463
Best estimate of contractual cash flows not expected to be collected (1)	34,219	302,329
Best estimate of contractual cash flows expected to be collected	210,431	3,405,134

(1)	Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

The Company incurred costs of $7.1 million and $2.4 million to directly consummate the Taylor Capital Merger for the years ended December 31, 2014 and 2013, respectively, which is recorded in professional and legal fees on the statement of operations. The Company recorded $34.8 million and $2.5 million in pre-tax merger related expenses for the years ended December 31, 2014 and 2013, respectively. The remainder of the merger related expenses primarily relate to retention and severance compensation costs and service contract termination costs. The data processing systems were converted in September 2014.

The following table provides the unaudited pro forma information for the results of operations for the year ended December 31, 2014, as if the acquisition had occurred January 1, 2013. The pro forma results combine the historical results of Taylor Capital into the Company's consolidated statement of income including the impact of certain acquisition accounting adjustments including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2013. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The merger related expenses that have been recognized are included in net income in the table below.

For Year Ended December 31,
2014
(in thousands)
Total revenues (net interest income plus non-interest income)	$774,778
Net income	112,220

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

American Chartered Bancorp, Inc. On August 24, 2016, American Chartered Bancorp, Inc. ("American Chartered"), an Illinois corporation, was merged (the "American Chartered Merger") with and into the Company, pursuant to the Agreement and Plan of Merger, dated as of November 20, 2015 (the "Merger Agreement"), by and between the Company and American Chartered. This transaction continues to solidify the Company's market position in Chicago. At the effective time of the merger (the "American Chartered Effective Time"), (i) each share of the common stock, no par value, of American Chartered ("American Chartered Common Stock") that was issued and outstanding immediately prior to the American Chartered Effective Time, (ii) each share of American Chartered’s 8% Cumulative Voting Convertible Preferred Stock, Series D ("American Chartered Series D Preferred Stock"), that was issued and outstanding immediately prior to the American Chartered Effective Time whose holder elected pursuant to American Chartered’s charter to receive the same consideration in the American Chartered Merger as holders of American Chartered Common Stock, based on the number of shares of American Chartered Common Stock into which such share of American Chartered Series D Preferred Stock would otherwise then be convertible, and (iii) each share of American Chartered Non-Voting Perpetual Preferred Stock, Series F, that was issued and outstanding immediately prior to the American Chartered Effective Time, was converted into the right to receive, subject to the election and proration procedures set forth in the Merger Agreement: (1) cash in the amount of $9.30 (the "Cash Consideration") or (2) 0.2732 shares of the Company's common stock, with cash paid in lieu of fractional Company shares determined by multiplying the fractional Company share amount by $39.01 (the average closing sale price of the Company's common stock for the five full trading days ending on August 23, 2016) (the "Stock Consideration"). The holders of such shares of American Chartered stock also could elect to receive a combination of the Cash Consideration and the Stock Consideration for their shares. Each share of American Chartered Series D Preferred Stock whose holder did not elect to receive the same consideration in the American Chartered Merger as holders of American Chartered Common Stock, based on the number of shares of American Chartered Common Stock into which such share of American Chartered Series D Preferred Stock would otherwise then be convertible, was converted into the right to receive one share of the Company's 8% cumulative voting convertible preferred stock, Series B. Consideration paid was $487.4 million, including $382.8 million in common stock (9.7 million shares), $102.3 million in cash and $2.3 million in preferred stock and stock-based awards assumed. The $102.3 million in cash consideration includes payments for the value of the net option shares of the American Chartered stock options pursuant to the Merger Agreement.

This business combination was accounted for under the acquisition method of accounting. Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition. Under this method of accounting, the assets acquired, liabilities assumed and consideration paid are recorded at their estimated fair values. The excess cost over fair value of net assets acquired is recorded as goodwill. In the event that the fair value of net assets acquired exceeds the cost, the Company will record a gain on the acquisition. As the consideration paid for American Chartered exceeded the net assets acquired, goodwill of $276.0 million was recorded on the acquisition and allocated to the banking segment. Goodwill recorded in the transaction, which reflects the increased Chicago market share and related synergies expected from the combined operations, is not tax deductible. The amounts recognized for the business combination in the financial statements as of December 31, 2016 have been determined only provisionally for loans as loan risk ratings continue to be assessed.

Estimated fair values of the assets acquired and liabilities assumed in the American Chartered Merger, as of the closing date of the transaction were as follows (in thousands):

August 24, 2016
ASSETS
Cash and cash equivalents	$93,307
Investment securities available for sale	505,564
Non-marketable securities - FRB and FHLB Stock	16,000
Loans	1,940,702
Premises and equipment	39,048
Cash surrender value of life insurance	59,917
Goodwill	275,998
Other intangibles	25,452
Other real estate owned	3,960
Other assets	32,141
Total assets	$2,992,089
LIABILITIES
Deposits	$2,389,327
Short-term borrowings	48,305
Long-term borrowings	16,000
Junior subordinated notes issued to capital trusts	28,075
Accrued expenses and other liabilities	22,966
Total liabilities	$2,504,673

Total identifiable net assets	$487,416

Consideration:
Market value of common stock at $39.28 per share at August 24, 2016 (9,744,636 shares of common stock issued)	$382,769
Series B preferred stock at $2,337.97 per share at August 24, 2016 (525 shares of preferred stock issued) (1)	1,227
Stock-based compensation attributed to pre-business combination service	1,103
Cash paid	102,317
Total fair value of consideration, excluding Series B preferred stock	$487,416

(1)	Per share fair value amount determined as if the shares of Series B were converted into shares common stock.

The following table presents the acquired loans as of the acquisition date (in thousands):

	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans
Fair value	$51,916	$1,888,786
Gross contractual amounts receivable	84,000	2,159,197
Best estimate of contractual cash flows not expected to be collected (1)	23,846	114,660
Best estimate of contractual cash flows expected to be collected	60,154	2,044,537

(1)	Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

The fair value estimates of loans decreased by $12.1 million compared to previously reported balances, which increased the deferred tax asset by $4.7 million and goodwill by $7.2 million. The accretable discount for the non-purchased credit-impaired loans was $21.1 million as of the date of the acquisition. The non-accretable and accretable discount for the purchased credit-impaired loans was $20.0 million and $5.1 million, respectively, as of the date of the acquisition.

The Company incurred costs of $2.0 million directly related to the consummation of the American Chartered Merger for the year ended December 31, 2016, which is recorded in professional and legal fees on the statement of operations. The data processing systems were converted in September 2016.

The following table provides the unaudited pro forma information for the results of operations for the years ended December 31, 2016 and 2015, as if the acquisition had occurred January 1, 2015. The pro forma results combine the historical results of American Chartered into the Company's consolidated statement of operations including the impact of certain acquisition accounting adjustments including loan discount accretion, investment securities discount accretion, intangible assets amortization, deposit premium accretion and borrowing discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2015. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, provision for credit losses, expense efficiencies or asset dispositions. The merger related expenses that have been recognized are included in net income in the table below.

	Years Ended December 31,
	2016	2015
(in thousands)
Total revenues (net interest income plus non-interest income)	$971,846	$909,200
Net income	195,335	193,898

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as American Chartered was merged into the Company and separate financial information is not readily available.

Note 3.	Restrictions on Cash and Due From Banks

MB Financial Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits.  The total of those required reserve balances was approximately $204.8 million and $148.0 million at December 31, 2016 and 2015, respectively.

The nature of the Company’s business requires that it maintain amounts with banks and federal funds sold which, at times, may exceed federally insured limits.  Management monitors these correspondent relationships and the Company has not experienced any losses in such accounts.

Note 4.	Investment Securities

Amortized costs and fair values of investment securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Available for Sale
U.S. Government sponsored agencies and enterprises	$23,267	$148	$—	$23,415
States and political subdivisions	376,541	15,669	(845)	391,365
Residential mortgage-backed securities	988,744	5,741	(10,801)	983,684
Commercial mortgage-backed securities	91,949	1,221	(162)	93,008
Corporate bonds	193,164	1,426	(695)	193,895
Equity securities	11,000	—	(172)	10,828
Total Available for Sale	1,684,665	24,205	(12,675)	1,696,195
Held to Maturity
States and political subdivisions	910,608	21,609	(3,039)	929,178
Residential mortgage-backed securities	159,142	5,420	—	164,562
Total Held to Maturity	1,069,750	27,029	(3,039)	1,093,740
Total	$2,754,415	$51,234	$(15,714)	$2,789,935
December 31, 2015
Available for Sale
U.S. Government sponsored agencies and enterprises	$63,805	$806	$—	$64,611
States and political subdivisions	373,285	23,083	(1)	396,367
Residential mortgage-backed securities	759,816	7,363	(3,630)	763,549
Commercial mortgage-backed securities	128,509	1,839	(241)	130,107
Corporate bonds	222,784	815	(3,971)	219,628
Equity securities	10,757	4	—	10,761
Total Available for Sale	1,558,956	33,910	(7,843)	1,585,023
Held to Maturity
States and political subdivisions	1,016,519	36,874	(638)	1,052,755
Residential mortgage-backed securities	214,291	7,721	—	222,012
Total Held to Maturity	1,230,810	44,595	(638)	1,274,767
Total	$2,789,766	$78,505	$(8,481)	$2,859,790

The Company has no direct exposure to the State of Illinois, but approximately 21% of the state and political subdivisions portfolio consists of securities issued by municipalities located in Illinois as of December 31, 2016. Approximately 95% of such securities were general obligation issues as of December 31, 2016.

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

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2016 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$42,806	$(845)	$—	$—	$42,806	$(845)
Residential mortgage-backed securities	623,732	(10,084)	54,990	(717)	678,722	(10,801)
Commercial mortgage-backed securities	7,062	(9)	11,612	(153)	18,674	(162)
Corporate bonds	21,028	(204)	20,088	(491)	41,116	(695)
Equity securities	10,828	(172)	—	—	10,828	(172)
Total Available for Sale	705,456	(11,314)	86,690	(1,361)	792,146	(12,675)
Held to Maturity
States and political subdivisions	243,568	(2,999)	2,988	(40)	246,556	(3,039)
Total	$949,024	$(14,313)	$89,678	$(1,401)	$1,038,702	$(15,714)

Unrealized losses on investment securities and the fair value of the related securities at December 31, 2015 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for Sale
States and political subdivisions	$219	$(1)	$—	$—	$219	$(1)
Residential mortgage-backed securities	357,877	(2,835)	43,566	(795)	401,443	(3,630)
Commercial mortgage-backed securities	2,324	(5)	11,809	(236)	14,133	(241)
Corporate bonds	73,774	(1,164)	18,286	(2,807)	92,060	(3,971)
Total Available for Sale	434,194	(4,005)	73,661	(3,838)	507,855	(7,843)
Held to Maturity
States and political subdivisions	66,152	(519)	6,190	(119)	72,342	(638)
Total	$500,346	$(4,524)	$79,851	$(3,957)	$580,197	$(8,481)

The total number of security positions in the investment portfolio in an unrealized loss position at December 31, 2016 was 615 compared to 193 at December 31, 2015. Declines in the fair value of available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) whether or not the Company is more likely than not to sell the security before recovery of its cost basis.

As of December 31, 2016, management does not have the intent to sell any of the securities in the table above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Accordingly, as of December 31, 2016, management believes the impairments detailed in the table above are temporary.

Changes in market interest rates can significantly influence the fair value of securities, and the fair value of our municipal securities portfolio would decline substantially if interest rates increase materially.

Net losses recognized on investment securities available for sale were as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Realized gains	$614	$1,470	$2,045
Realized losses	(167)	(1,646)	(4,478)
Impairment charges	—	—	(92)
Net losses	$447	$(176)	$(2,525)

The amortized cost and fair value of investment securities as of December 31, 2016 by contractual maturity are shown below. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, mortgage-backed securities are not included in the maturity categories in the following maturity summary.

	Amortized	Fair
(In thousands)	Cost	Value
Available for sale:
Due in one year or less	$67,153	$67,424
Due after one year through five years	231,930	235,275
Due after five years through ten years	44,364	44,873
Due after ten years	249,525	261,103
Equity securities	11,000	10,828
Residential and commercial mortgage-backed securities	1,080,693	1,076,692
Total Available for Sale	1,684,665	1,696,195
Held to maturity:
Due in one year or less	69,289	69,332
Due after one year through five years	136,426	139,892
Due after five years through ten years	166,101	171,937
Due after ten years	538,792	548,017
Residential mortgage-backed securities	159,142	164,562
Total Held to Maturity	1,069,750	1,093,740
Total	$2,754,415	$2,789,935

Investment securities with carrying amounts of $1.0 billion and $1.4 billion at December 31, 2016 and 2015, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law, while only $756.5 million and $878.2 million were required to be pledged at December 31, 2016 and 2015, respectively. Of those pledged, the Company had investment securities available for sale pledged as collateral for advances from the Federal Home Loan Bank of $108.8 million at December 31, 2015 and none were pledged at December 31, 2016.

Note 5.	Loans

Loans consist of the following at (in thousands):

	December 31,
	2016	2015
Commercial	$4,346,506	$3,616,286
Commercial collateralized by assignment of lease payments	2,002,976	1,779,072
Commercial real estate	3,788,016	2,695,676
Residential real estate	1,060,828	628,169
Construction real estate	518,562	252,060
Indirect vehicle	541,680	384,095
Home equity	266,377	216,573
Other consumer	80,781	80,661
Gross loans, excluding purchased credit-impaired loans	12,605,726	9,652,592
Purchased credit-impaired loans	163,077	141,406
Total loans	$12,768,803	$9,793,998

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

Construction Real Estate Loans. The Company defines construction loans as loans where the loan proceeds are controlled by the Company and used exclusively for the improvement of real estate in which the Company holds a mortgage. Due to the inherent risk in this type of loan, these loans are subject to other industry specific policy guidelines outlined in the Company's Credit Risk Policy.

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

Purchased credit-impaired loans. Purchased credit-impaired loans are accounted for under ASC Topic 310-30, which include purchased credit-impaired loans acquired through business combinations, FDIC-assisted transactions and re-purchase transactions with the Government National Mortgage Association ("GNMA"). The loans re-purchased from GNMA were originally sold by the Company with servicing retained and subsequently became delinquent. These loans are also insured by the Federal Housing Administration (commonly referred to as "FHA") or the U.S. Department of Veterans Affairs (commonly referred to as "VA") where the Company would be able to recover the principal balance of these loans. All re-purchases from GNMA are at the Company's discretion.

Loans outstanding to executive officers and directors of the Company and MB Financial Bank, including companies in which they have management control or controlling beneficial ownership, at December 31, 2016 and 2015, were approximately $72.2 million and $75.0 million, respectively. Total advances on loans outstanding to executive officers and directors, including companies in which they have management control or controlling beneficial ownership, were $30.1 million, and total repayments were $32.2 million during the year ended December 31, 2016. In the opinion of management, these loans have similar terms to other customer loans and do not present more than normal risk of collection.

 A collateral pledge agreement exists whereby at all times, the Company must keep on hand, free of all other pledges, liens, and encumbrances, first mortgage loans and home equity loans with unpaid principal balances aggregating no less than 133% for first mortgage loans and 250% for home equity loans of the outstanding advances from the Federal Home Loan Bank.  As of December 31, 2016 and 2015, the Company had $5.5 billion and $3.2 billion, respectively, of loans pledged as collateral for Federal Home Loan Bank advances and third party letters of credit, while only $3.2 billion and $2.2 billion were required to be pledged at December 31, 2016 and 2015, respectively.

The following table presents the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2016 and 2015 (in thousands):

	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total Past Due	Total
December 31, 2016
Commercial	$4,337,348	$2,515	$156	$6,487	$9,158	$4,346,506
Commercial collateralized by assignment of lease payments	1,989,934	9,229	1,869	1,944	13,042	2,002,976
Commercial real estate:
Healthcare	582,450	—	—	—	—	582,450
Industrial	825,715	3,045	3,293	1,340	7,678	833,393
Multifamily	547,107	458	53	379	890	547,997
Retail	506,789	568	—	—	568	507,357
Office	405,992	350	475	6,381	7,206	413,198
Other	899,950	2,385	1,155	131	3,671	903,621
Residential real estate	1,041,189	8,248	3,409	7,982	19,639	1,060,828
Construction real estate	518,171	—	391	—	391	518,562
Indirect vehicle	537,221	2,836	1,062	561	4,459	541,680
Home equity	261,765	1,219	815	2,578	4,612	266,377
Other consumer	80,443	152	120	66	338	80,781
Gross loans, excluding purchased credit-impaired loans	12,534,074	31,005	12,798	27,849	71,652	12,605,726
Purchased credit-impaired loans	86,169	6,546	6,600	63,762	76,908	163,077
Total loans	$12,620,243	$37,551	$19,398	$91,611	$148,560	$12,768,803
Non-performing loan aging	$28,364	$2,308	$978	$27,702	$30,988	$59,352
December 31, 2015
Commercial	$3,586,372	$22,956	$97	$6,861	$29,914	$3,616,286
Commercial collateralized by assignment of lease payments	1,758,839	3,399	5,902	10,932	20,233	1,779,072
Commercial real estate:
Healthcare	476,939	—	—	—	—	476,939
Industrial	400,182	—	—	757	757	400,939
Multifamily	399,333	622	88	934	1,644	400,977
Retail	410,958	6,189	7,411	180	13,780	424,738
Office	223,935	58	—	5,189	5,247	229,182
Other	760,530	622	82	1,667	2,371	762,901
Residential real estate	612,573	5,193	1,729	8,674	15,596	628,169
Construction real estate	252,060	—	—	—	—	252,060
Indirect vehicle	380,899	2,085	698	413	3,196	384,095
Home equity	207,818	1,774	1,398	5,583	8,755	216,573
Other consumer	80,225	254	84	98	436	80,661
Gross loans, excluding purchased credit-impaired loans	9,550,663	43,152	17,489	41,288	101,929	9,652,592
Purchased credit-impaired loans	81,250	3,311	4,439	52,406	60,156	141,406
Total loans	$9,631,913	$46,463	$21,928	$93,694	$162,085	$9,793,998
Non-performing loan aging	$44,290	$9,827	$9,367	$41,177	$60,371	$104,661

The following table presents the recorded investment in non-accrual loans and loans past due ninety days or more and still accruing by class of loans, excluding purchased credit-impaired loans, as of December 31, 2016 and 2015 (in thousands):

	2016		2015
		Loans past due		Loans past due
	Non-accrual	90 days or more and still accruing	Non-accrual	90 days or more and still accruing
Commercial	$11,222	$1,406	$24,689	$42
Commercial collateralized by assignment of lease payments	1,364	1,197	7,027	5,318
Commercial real estate:
Healthcare	—	—	—	—
Industrial	276	1,064	1,136	—
Multifamily	2,662	—	3,415	—
Office	896	6,381	4,496	693
Retail	384	—	17,594	—
Other	83	21	1,544	195
Residential real estate	16,538	235	17,951	253
Construction real estate	—	—	—	—
Indirect vehicle	2,355	10	2,046	—
Home equity	13,187	—	18,156	—
Other consumer	7	64	11	95
Total	$48,974	$10,378	$98,065	$6,596

The reduction in interest income associated with loans on non-accrual status was approximately $3.0 million, $3.7 million, and $4.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Under the Company's risk rating system, the Company classifies potential problem and problem loans as “Special Mention,” “Substandard,” and “Doubtful.” Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as Doubtful have all the weaknesses inherent in those classified as Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Loans that do not currently expose the Company to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses that deserve management's close attention are deemed to be Special Mention. Loans rated but not adversely classified are deemed to be Pass. Risk ratings are updated any time the situation warrants and at least annually.

Loans not rated are included in groups of homogeneous loans with similar risk and loss characteristics and are not included in the table below. The following tables present the risk category of loans by class of loans based on the most recent analysis performed, excluding purchased credit-impaired loans, as of December 31, 2016 and 2015 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2016
Commercial	$4,127,397	$113,838	$105,271	$—	$4,346,506
Commercial collateralized by assignment of lease payments	1,981,689	16,010	5,277	—	2,002,976
Commercial real estate:
Healthcare	545,663	32,251	4,536	—	582,450
Industrial	814,668	17,962	763	—	833,393
Multifamily	544,071	312	3,614	—	547,997
Retail	498,458	8,350	549	—	507,357
Office	404,811	5,299	3,088	—	413,198
Other	820,229	44,629	38,763	—	903,621
Construction real estate	518,562	—	—	—	518,562
Total	$10,255,548	$238,651	$161,861	$—	$10,656,060
December 31, 2015
Commercial	$3,373,943	$115,548	$126,795	$—	$3,616,286
Commercial collateralized by assignment of lease payments	1,760,674	4,367	14,031	—	1,779,072
Commercial real estate:
Healthcare	472,599	4,340	—	—	476,939
Industrial	380,200	19,011	1,728	—	400,939
Multifamily	396,117	595	4,265	—	400,977
Retail	393,543	13,310	17,885	—	424,738
Office	216,584	3,797	8,801	—	229,182
Other	730,713	6,193	25,995	—	762,901
Construction real estate	252,060	—	—	—	252,060
Total	$7,976,433	$167,161	$199,500	$—	$8,343,094

Approximately $17.3 million and $59.6 million of the substandard and doubtful loans were non-performing as of December 31, 2016 and 2015, respectively.

For residential real estate, home equity, indirect vehicle and other consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in those loan classes based on payment activity, excluding purchased credit-impaired loans, as of December 31, 2016 and 2015 (in thousands):

	Performing	Non-performing	Total
December 31, 2016
Residential real estate	$1,044,055	$16,773	$1,060,828
Indirect vehicle	539,315	2,365	541,680
Home equity	253,190	13,187	266,377
Other consumer	80,710	71	80,781
Total	$1,917,270	$32,396	$1,949,666
December 31, 2015
Residential real estate	$609,965	$18,204	$628,169
Indirect vehicle	382,049	2,046	384,095
Home equity	198,417	18,156	216,573
Other consumer	80,555	106	80,661
Total	$1,270,986	$38,512	$1,309,498

The recorded investment in residential mortgage loans secured by residential real estate properties (including purchased credit-impaired loans) for which foreclosure proceedings are in process totaled $29.1 million and $20.8 million at December 31, 2016 and 2015, respectively.

The following tables present loans individually evaluated for impairment by class of loans, excluding purchased credit-impaired loans, as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan and Lease Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$9,056	$9,056	$—	$—	$5,944	$—
Commercial collateralized by assignment of lease payments	1,129	747	382	—	1,045	34
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	—	—	—	—	402	—
Multifamily	1,922	1,922	—	—	2,348	—
Retail	2,670	929	1,741	—	2,165	—
Office	—	—	—	—	256	—
Other	—	—	—	—	60	—
Residential real estate	—	—	—	—	—	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	223	122	101	—	252	—
Home equity	—	—	—	—	143	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	14,403	14,403	—	2,889	22,737	—
Commercial collateralized by assignment of lease payments	—	—	—	—	2,397	18
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Retail	3,592	3,592	—	354	6,827	—
Office	—	—	—	—	745	—
Other	—	—	—	—	235	—
Residential real estate	16,257	14,353	1,904	2,163	13,412	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	31,104	28,790	2,314	2,930	28,677	—
Other consumer	—	—	—	—	—	—
Total	$80,356	$73,914	$6,442	$8,336	$87,645	$52

	December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Partial Charge-offs	Allowance for Loan and Lease Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$11,253	$11,253	$—	$—	$6,628	$—
Commercial collateralized by assignment of lease payments	3,453	2,949	504	—	1,035	54
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	820	757	63	—	3,467	—
Multifamily	575	575	—	—	1,540	17
Retail	7,872	6,131	1,741	—	2,768	—
Office	1,608	1,031	577	—	1,663	—
Other	—	—	—	—	965	—
Residential real estate	970	970	—	—	717	—
Construction real estate	—	—	—	—	—	—
Indirect vehicle	—	—	—	—	—	—
Home equity	927	927	—	—	1,000	—
Other consumer	—	—	—	—	—	—
With an allowance recorded:
Commercial	23,394	23,394	—	7,523	18,820	—
Commercial collateralized by assignment of lease payments	3,297	3,297	—	1,790	4,013	104
Commercial real estate:
Healthcare	—	—	—	—	—	—
Industrial	—	—	—	—	228	—
Multifamily	2,155	2,155	—	17	3,307	27
Retail	16,034	16,034	—	4,926	8,885	—
Office	2,929	2,929	—	1,717	2,457	—
Other	592	592	—	199	9,629	—
Residential real estate	12,950	12,769	181	2,634	13,484	—
Construction real estate	—	—	—	—	214	—
Indirect vehicle	119	119	—	—	287	—
Home equity	28,696	28,583	113	3,131	27,747	—
Other consumer	—	—	—	—	—	—
Total	$117,644	$114,465	$3,179	$21,937	$108,854	$202

Average impaired loans for the years ended December 31, 2016, 2015 and 2014 were $87.6 million, $108.9 million and $126.7 million, respectively.  Interest income recognized on impaired loans was $52 thousand, $202 thousand and $407 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

Impaired loans as of December 31, 2016 and 2015 included accruing restructured loans of $32.7 million and $27.0 million, respectively, that have been modified and were performing in accordance with their modified terms as of those dates.  In addition, impaired loans as of December 31, 2016 and 2015 included non-performing restructured loans of $27.1 million and $23.6 million, respectively.

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

Periodically, the Company will restructure a note into two separate notes (A/B structure), charging off the entire B portion of the note. The A note is structured with appropriate loan-to-value and cash flow coverage ratios that provide for a high likelihood of repayment. The A note is classified as a non-performing note until the borrower has displayed a historical payment performance for a reasonable time prior to and subsequent to the restructuring. A period of sustained repayment for at least six months generally is required to return the note to accrual status provided that management has determined that the performance is reasonably expected to continue. The A note will be classified as a restructured note (either performing or non-performing) through the calendar year of the restructuring that the historical payment performance has been established. As of December 31, 2016 and 2015, there was one A/B structure with a recorded investment of $929 thousand and $1.0 million, respectively, which is included above as an accruing restructured loan.

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

The following table presents loans that were restructured during the year ended December 31, 2016 (dollars in thousands):

	December 31, 2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	2	$4,388	$4,388	$412
Residential real estate	6	939	939	$143
Home equity	13	2,113	2,113	172
Total	21	$7,440	$7,440	$727
Non-Performing:
Commercial	8	$17,472	$17,472	$5,784
Commercial collateralized by assignment of lease payments	2	794	794	382
Residential real estate	10	1,310	1,310	245
Indirect vehicle	33	220	220	75
Home equity	42	4,933	4,933	293
Total	95	$24,729	$24,729	$6,779

The following table presents loans that were restructured during the year ended December 31, 2015 (dollars in thousands):

	December 31, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Charge-offs and Specific Reserves
Performing:
Commercial	6	$11,074	$11,074	$2,810
Home equity	17	4,809	4,809	—
Total	23	$15,883	$15,883	$2,810
Non-Performing:
Commercial real estate:
Industrial	1	$414	$414	$9
Multifamily	1	334	334	—
Office	1	815	815	191
Residential real estate	1	140	140	17
Indirect vehicle	16	88	88	32
Home equity	17	2,959	2,959	306
Total	37	$4,750	$4,750	$555

Of the troubled debt restructurings entered into during the year ended December 31, 2016, $224 thousand subsequently defaulted during the year.  Performing troubled debt restructurings are considered to have defaulted when they become 90 days or more past due post-restructuring or are placed on non-accrual status.

The following tables present the troubled debt restructurings activity during the year ended December 31, 2016 (dollars in thousands):

	Performing	Non-performing
Beginning balance	$26,991	$23,619
Additions	7,440	24,729
Charge-offs	—	(1,089)
Principal payments, net	(3,287)	(9,270)
Removals	(1,995)	(6,611)
Transfer to other real estate owned	—	(772)
Transfers in	4,439	901
Transfers out	(901)	(4,439)
Ending balance	$32,687	$27,068

Loans removed from troubled debt restructuring status are those that were restructured in a previous calendar year at a market rate of interest and have performed in compliance with the modified terms.

The following table presents the type of modification for loans that have been restructured and the post-modification recorded investment during the year ended December 31, 2016 (dollars in thousands):

	December 31, 2016

	Extended Maturity,		Maturity, Delay	Delay in
	Amortization	Extended	in Payments and	Payments or
	and Reduction	Maturity and/or	Reduction of	Reduction of
	of Interest Rate	Amortization	Amount	Interest Rate	Total
Commercial	$—	$17,472	$—	$4,388	$21,860
Commercial collateralized by assignment of lease payments	—	—	794	—	794
Commercial real estate:
Residential real estate	484	712	—	1,053	2,249
Indirect vehicle	—	—	—	220	220
Home equity	3,769	2,030	—	1,247	7,046
Total	$4,253	$20,214	$794	$6,908	$32,169

Activity in the allowance for loan and lease losses was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$131,508	$114,057	$113,462
Allowance for unfunded credit commitments acquired through business combination	—	—	1,261
Utilization of allowance for unfunded credit commitments	—	—	(637)
Provision for credit losses	19,563	21,386	12,052
Charge-offs:
Commercial	2,126	2,993	1,339
Commercial collateralized by assignment of lease payments	6,740	2,765	925
Commercial real estate	2,851	3,563	11,438
Residential real estate	1,356	1,450	1,718
Construction real estate	593	34	79
Indirect vehicle	3,505	2,980	3,735
Home equity	1,662	1,485	3,383
Other consumer	1,778	1,941	2,128
Total charge-offs	20,611	17,211	24,745
Recoveries:
Commercial	2,434	1,749	3,757
Commercial collateralized by assignment of lease payments	550	1,112	939
Commercial real estate	3,729	6,723	4,020
Residential real estate	1,210	515	1,190
Construction real estate	142	272	252
Indirect vehicle	1,837	1,853	1,736
Home equity	756	579	482
Other consumer	724	473	288
Total recoveries	11,382	13,276	12,664
Net charge-offs	9,229	3,935	12,081
Allowance for credit losses	141,842	131,508	114,057
Allowance for unfunded credit commitments	(2,476)	(3,368)	(4,031)
Balance at December 31,	$139,366	$128,140	$110,026

The following table presents the activity in the allowance for credit losses, balance in allowance for credit losses and recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 and 2015 (in thousands):

	Commercial	Commercial collateralized by assignment of lease payments	Commercial real estate	Residential real estate	Construction real estate	Indirect vehicle	Home equity	Other Consumer	Unfunded Commitments	Total
December 31, 2016
Allowance for credit losses:
Beginning balance	$39,316	$10,434	$45,475	$5,734	$15,113	$2,418	$7,374	$2,276	$3,368	$131,508
Charge-offs	2,126	6,740	2,851	1,356	593	3,505	1,662	1,778	—	20,611
Recoveries	2,434	550	3,729	1,210	142	1,837	756	724	—	11,382
Provision	5,037	7,994	5,454	383	96	2,671	(999)	(181)	(892)	19,563
Ending balance	$44,661	$12,238	$51,807	$5,971	$14,758	$3,421	$5,469	$1,041	$2,476	$141,842
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,889	$—	$354	$2,163	$—	$—	$2,930	$—	$617	$8,953
Collectively evaluated for impairment	41,594	12,238	50,811	3,808	14,712	3,421	2,539	1,041	1,859	132,023
Acquired and accounted for under ASC Topic 310-30 (1)	178	—	642	—	46	—	—	—	—	866
Total ending allowance balance	$44,661	$12,238	$51,807	$5,971	$14,758	$3,421	$5,469	$1,041	$2,476	$141,842
Loans:
Individually evaluated for impairment	$23,459	$747	$6,443	$14,353	$—	$122	$28,790	$—	$—	$73,914
Collectively evaluated for impairment	4,323,047	2,002,229	3,781,573	1,046,475	518,562	541,558	237,587	80,781	—	12,531,812
Acquired and accounted for under ASC Topic 310-30 (1)	22,257	—	46,994	72,184	4,832	—	14,549	2,261	—	163,077
Total ending loans balance	$4,368,763	$2,002,976	$3,835,010	$1,133,012	$523,394	$541,680	$280,926	$83,042	$—	$12,768,803
December 31, 2015
Allowance for credit losses:
Beginning balance	$29,571	$9,962	$41,826	$6,646	$8,918	$1,687	$9,456	$1,960	$4,031	$114,057
Charge-offs	2,993	2,765	3,563	1,450	34	2,980	1,485	1,941	—	17,211
Recoveries	1,749	1,112	6,723	515	272	1,853	579	473	—	13,276
Provision	10,989	2,125	489	23	5,957	1,858	(1,176)	1,784	(663)	21,386
Ending balance	$39,316	$10,434	$45,475	$5,734	$15,113	$2,418	$7,374	$2,276	$3,368	$131,508
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$7,523	$1,790	$6,859	$2,634	$—	$—	$3,131	$—	$1,392	$23,329
Collectively evaluated for impairment	31,228	8,644	37,198	3,100	15,019	2,418	4,243	2,276	1,976	106,102
Acquired and accounted for under ASC Topic 310-30 (1)	565	—	1,418	—	94	—	—	—	—	2,077
Total ending allowance balance	$39,316	$10,434	$45,475	$5,734	$15,113	$2,418	$7,374	$2,276	$3,368	$131,508
Loans:
Individually evaluated for impairment	$34,647	$6,246	$30,204	$13,739	$—	$119	$29,510	$—	$—	$114,465
Collectively evaluated for impairment	3,581,639	1,772,826	2,665,472	614,430	252,060	383,976	187,063	80,661	—	9,538,127
Acquired and accounted for under ASC Topic 310-30 (1)	24,284	—	36,362	53,156	10,891	—	14,004	2,709	—	141,406
Total ending loans balance	$3,640,570	$1,779,072	$2,732,038	$681,325	$262,951	$384,095	$230,577	$83,370	$—	$9,793,998

(1)	Loans acquired in business combinations and accounted for under ASC Topic 310-30 “Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

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

•
Pass rated loans (typically performing loans) are accounted for in accordance with ASC Topic 310-20 "Nonrefundable Fees and Other Costs" as these loans do not have evidence of credit deterioration since origination.

•	Non-impaired loans (typically performing substandard loans) are accounted for in accordance with ASC Topic 310-30 if they display at least some level of credit deterioration since origination.

•	Impaired loans (typically substandard loans on non-accrual status) are accounted for in accordance with ASC Topic 310-30 as they display significant credit deterioration since origination.

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

During the year ended December 31, 2016, there was a provision for credit losses of $144 thousand and there were net charge-offs of $1.4 million in relation to purchased loans. During the year ended December 31, 2015, there was a provision for credit losses of $2.0 million and net recoveries of $2.8 million in relation to purchased loans.  There was $866 thousand in allowance for loan and lease losses related to these purchased loans at December 31, 2016 and $2.1 million at December 31, 2015.  The provision for credit losses and accompanying charge-offs are included in the table above.

Changes in the accretable yield for loans acquired and accounted for under ASC Topic 310-30 were as follows for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Balance at beginning of period	$12,596	$7,434
Purchases	5,086	—
Accretion	(9,585)	(9,637)
Other (1)	7,953	14,799
Balance at end of period	$16,050	$12,596

(1)	Primarily includes discount transfers from non-accretable discount to accretable discount due to better than expected performance of loan pools acquired and accounted for under ASC Topic 310-30.

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

The carrying amount of loans acquired through a business combination by pool type are as follows (in thousands):

December 31, 2016	Purchased Credit-Impaired Loans	Purchased Non-Credit-Impaired Loans	Total
Covered loans:
Consumer related	$16,639	$—	$16,639
Non covered loans:
Commercial loans	$22,257	$797,759	$820,016
Commercial loans collateralized by assignment of lease payments	—	104,119	104,119
Commercial real estate	46,994	1,278,702	1,325,696
Construction real estate	4,832	15,336	20,168
Consumer related	6,232	374,260	380,492
Total non-covered loans	80,315	2,570,176	2,650,491
Total acquired	$96,954	$2,570,176	$2,667,130

Purchased credit-impaired loans includes re-purchase transactions with GNMA of $66.1 million as of December 31, 2016 in addition to loans acquired through a business combination noted in the table above.

Effective April 1, 2014, the losses on commercial related loans (commercial, commercial real estate and construction real estate) acquired in connection with the Heritage FDIC-assisted transaction ceased being covered under the loss-share agreement for that transaction. The carrying amount of those loans was $1.6 million as of December 31, 2016. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to April 1, 2014 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreement) through March 31, 2017. The losses on consumer related loans acquired in connection with the Heritage FDIC-assisted transaction will continue to be covered under the loss-share agreement through March 31, 2019.

The losses on commercial related loans acquired in connection with the Benchmark FDIC-assisted transaction ceased to be covered under the loss-share agreement for that transaction effective January 1, 2015. The carrying amount of those loans was $1.6 million as of December 31, 2016. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to January 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through December 31, 2017. The losses on consumer related loans acquired in connection with the Benchmark FDIC-assisted transaction will continue to be covered under the loss-share agreements through December 31, 2019.

Effective July 1, 2015, the losses on commercial related loans acquired in connection with Broadway and New Century FDIC-assisted transactions ceased to be covered under the loss-share agreements for those transactions. The carrying amount of those loans was $5.5 million as of December 31, 2016. Any recoveries, net of expenses, received on commercial related loans on which losses were incurred prior to July 1, 2015 will continue to be covered (and any such net recoveries must be shared with the FDIC in accordance with the loss-share agreements) through June 30, 2018. The losses on consumer related loans acquired in connection with the Broadway and New Century FDIC-assisted transactions will continue to be covered under the loss-share agreement through June 30, 2020.

Note 6.	Lease Investments

The lease portfolio is comprised of various types of equipment, generally technology related, including computer systems and satellite equipment, material handling and general manufacturing equipment.

Lease investments by categories follow (in thousands):

	December 31,
	2016	2015
Direct finance leases:
Minimum lease payments	$433,451	$392,901
Estimated unguaranteed residual values	78,256	74,411
Less: unearned income	(36,327)	(34,675)
Direct finance leases (1)	$475,380	$432,637
Leveraged leases:
Minimum lease payments	$821	$3,286
Estimated unguaranteed residual values	108	523
Less: unearned income	(25)	(126)
Less: related non-recourse debt	(803)	(3,199)
Leveraged leases (1)	$101	$484
Operating leases:
Equipment, at cost	$440,861	$318,843
Less accumulated depreciation	(129,534)	(107,156)
Lease investments, net	$311,327	$211,687

(1)Direct finance and leveraged leases are included as commercial loans collateralized by assignment of lease payments for financial statement purposes.

Leases that transfer substantially all of the benefits and risk related to the equipment ownership are classified as direct finance leases. If these direct finance leases have non-recourse debt associated with them and meet the additional requirements for a leveraged lease, they are further classified as leveraged leases, and the associated debt is netted with the outstanding balance in the consolidated financial statements. Interest income on direct finance and leveraged leases is recognized using methods which approximate a level yield over the term of the lease. Operating leases are investments in equipment leased to other companies, where the residual component makes up more than 10% of the investment.  The Company funds most of the lease equipment purchases internally, but has some loans at other banks which totaled $66.9 million at December 31, 2016 and $55.0 million at December 31, 2015.

The minimum lease payments receivable for the various categories of leases are due as follows (in thousands) for the years ending December 31,

	Direct Finance	Leveraged	Operating
Year	Leases	Leases	Leases	Total
2017	$157,419	$642	$68,132	$226,193
2018	116,334	179	53,383	169,896
2019	76,393	—	38,013	114,406
2020	44,327	—	23,500	67,827
2021	21,723	—	16,157	37,880
Thereafter	17,255	—	21,034	38,289
	$433,451	$821	$220,219	$654,491

At December 31, 2016, the following reflects the residual values for leases by category in the year the initial lease term ends (in thousands):

	Residual Values
	Direct
End of initial lease term	Finance	Leveraged	Operating
December 31,	Leases	Leases	Leases	Total
2017	$17,927	$89	$13,121	$31,137
2018	16,072	19	11,531	27,622
2019	16,776	—	12,662	29,438
2020	11,075	—	15,859	26,934
2021	3,266	—	19,772	23,038
Thereafter	13,140	—	27,055	40,195
	$78,256	$108	$100,000	$178,364

The lease residual value represents the present value of the estimated fair value of the leased equipment at the termination of the lease. Lease residual values are generally reviewed quarterly, and any write-downs or charge-offs deemed necessary are recorded in the period in which they become known. To mitigate this risk of loss, we seek to diversify both the type of equipment leased and the industries in which the lessees participate. Often times, there are several individual lease schedules under one master lease.  There were 4,248 leases at December 31, 2016 compared to 4,369 at December 31, 2015.  The average residual value per lease schedule was approximately $42 thousand at December 31, 2016 and $33 thousand at December 31, 2015.  The average residual value per master lease schedule was approximately $176 thousand at December 31, 2016 and $132 thousand at December 31, 2015.

Income from lease financing, net was composed of (in thousands):

	Years Ended December 31,
	2016	2015	2014
Rental income	$69,083	$59,668	$67,135
Equipment maintenance contracts revenue, net of cost of sales	25,005	23,027	16,441
Vendor promotional income	11,073	8,527	8,382
Other lease related revenue	4,254	5,769	2,356
Gain on sale of lease payments and leased equipment, net of residual write downs	13,241	17,006	9,546
Income on lease investments, gross	122,656	113,997	103,860
Less: depreciation on operating leases	(49,170)	(37,416)	(39,550)
Lease financing, net	$73,486	$76,581	$64,310

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

Note 7.	Premises and Equipment

Premises and equipment consisted of (in thousands):

	December 31,
	2016	2015
Land and land improvements	$81,468	$67,089
Buildings	122,268	100,041
Furniture and equipment	182,924	139,648
Buildings and leasehold improvements	76,602	61,383
	463,262	368,161
Accumulated depreciation	(169,352)	(132,148)
Premises and equipment, net	$293,910	$236,013

Depreciation on premises and equipment totaled $25.5 million, $22.1 million, and $20.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The Company's annual assessment date is as of December 31. Goodwill is tested for impairment at the reporting unit level. The Company had three reporting units: Banking, Leasing and Mortgage Banking. Based on the Company's 2016 goodwill impairment testing, the fair values of the three reporting units were in excess of their carrying value. No impairment losses were recognized during the years ended December 31, 2016, 2015, or 2014. The carrying amount of goodwill was$1.0 billion at December 31, 2016 and $725.1 million December 31, 2015. The increase of $276.0 million in goodwill was due to the American Chartered merger.

The following table presents the changes in the carrying amount of goodwill as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016				2015
	Banking	Leasing	Mortgage banking	Total	Banking	Leasing	Mortgage banking	Total
Balance at beginning of period	$684,430	$40,640	$—	$725,070	$670,881	$40,640	$—	$711,521
Goodwill from business combinations (1)	275,968	—	—	275,968	13,549	—	—	13,549
Balance at end of period	$960,398	$40,640	$—	$1,001,038	$684,430	$40,640	$—	$725,070

(1)	Due to the American Chartered merger and adjustments recognized for the MSA acquisition.

The Company has other intangible assets consisting of core deposit and client relationship intangibles that had a remaining weighted average amortization period of approximately thirteen years as of December 31, 2016. The Company recorded a $25.5 million core deposit intangible in 2016 due to the American Chartered merger.

The following table presents the changes in the carrying amount of core deposit and client relationship intangibles, gross carrying amount, accumulated amortization, and net book value as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015
Balance at beginning of period	$44,812	$38,006
Amortization expense	(7,305)	(6,115)
Other intangibles from business combinations	25,452	12,921
Balance at end of period	$62,959	$44,812

Gross carrying amount	$112,820	$93,292
Accumulated amortization	(49,861)	(48,480)
Net book value	$62,959	$44,812

The following presents the estimated amortization expense of other intangible assets (in thousands):

Years ending December 31,	Amount
2017	$8,193
2018	7,451
2019	5,674
2020	5,022
2021	4,790
Thereafter	31,829
$62,959

Note 9.	Deposits

The composition of deposits was as follows (in thousands):

	December 31,
	2016	2015
Demand deposit accounts, noninterest bearing	$6,408,169	$4,627,184
NOW and money market accounts	4,543,004	4,144,633
Savings accounts	1,135,992	974,555
Certificates of deposit, $250,000 or more	1,144,121	877,352
Other certificates of deposit	879,162	881,491
Total	$14,110,448	$11,505,215

Certificates of deposit of $250,000 or more included $795.0 million and $500.2 million of brokered deposits at December 31, 2016 and 2015, respectively.  Brokered deposits typically consist of smaller individual time certificates that have the same liquidity characteristics and yields consistent with time certificates of $250,000 or more.

At December 31, 2016, the scheduled maturities of certificates of deposit were as follows (in thousands):

2017	$1,224,620
2018	444,103
2019	147,591
2020	145,410
2021	50,597
Thereafter	10,962
$2,023,283

Note 10.	Short-Term Borrowings

Short-term borrowings were as follows as of December 31, 2016 and 2015 (dollars in thousands):

	December 31,
	2016		2015
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Customer repurchase agreements	0.22%	$237,538	0.20%	$201,207
Federal Home Loan Bank advances	0.63	1,275,000	0.17	775,000
Federal funds purchased	0.80	46,750	0.09	4,530
Line of credit	2.52	10,000	2.18	25,000
Total	0.59%	$1,569,288	0.23%	$1,005,737

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

The Company had fixed rate Federal Home Loan Bank ("FHLB") advances with a maturity date less than one year of $1.3 billion at December 31, 2016 and $775.0 million at December 31, 2015.  At December 31, 2016, the interest rate on the advances outstanding on that date ranged from 0.41% to 0.70% with maturities from January 3, 2017 to December 8, 2017. The Company has investment securities available for sale and loans pledged as collateral on these FHLB advances. See Note 4. Investment Securities and Note 5. Loans of the notes to the consolidated financial statements.

On December 18, 2015, the Company entered into a $35.0 million unsecured line of credit with a correspondent bank at the parent company level. Interest is payable at a rate of one month LIBOR + 1.75%. As of December 31, 2016, $10.0 million was outstanding and $25.0 million was outstanding at December 31, 2015. The line of credit is scheduled to mature on June 30, 2017.

Note 11.	Long-term Borrowings

Long-term borrowings were as follows as of December 31, 2016 and 2015 (dollars in thousands):

	December 31,
	2016		2015
	Weighted Average		Weighted Average
	Cost	Amount	Cost	Amount
Federal Home Loan Bank advances	0.85%	$230,865	0.45%	$305,239
Notes payable	4.18	66,925	4.30	54,998
Structured repurchase agreement	—	—	4.75	40,037
Term note	2.52	14,000	—	—
Total	1.64%	$311,790	1.41%	$400,274

The Company had FHLB advances with original contractual maturities greater than one year of $230.9 million and $305.2 million at December 31, 2016 and 2015, respectively. As of December 31, 2016, the advances had fixed terms with effective interest rates, net of discounts, ranging from 0.30% to 5.87% and maturities ranging from March 2018 to April 2035. The Company has investment securities available for sale and loans pledged as collateral on these FHLB advances. See Note 4. Investment Securities and Note 5. Loans of the notes to the consolidated financial statements.

The Company had notes payable to banks totaling $66.9 million and $55.0 million at December 31, 2016 and 2015, respectively, which as of December 31, 2016, were accruing interest at rates ranging from 2.25% to 7.40%, with a weighted average rate of 4.18%.  Lease investments include equipment with an amortized cost of $79.6 million and $65.8 million at December 31, 2016 and 2015, respectively, that is pledged as collateral on these notes.

On August 24, 2016, the Company assumed a $16.0 million unsecured term loan at the holding company level with a correspondent bank through the American Chartered merger. Interest is payable at a rate of one month LIBOR + 1.75% and matures on June 30, 2020. Principal payments of $1.0 million are due quarterly until maturity. As of December 31, 2016, $14.0 million was outstanding.

The Company had a $40.0 million 10-year structured repurchase agreement as of December 31, 2015, which had a fixed rate borrowing of 4.75% and expired in March 2016.

The principal payments on long-term borrowings are due as follows (in thousands):

Amount
Years ending December 31,
2017	$109,510
2018	174,908
2019	15,562
2020	6,553
2021	1,345
Thereafter	3,912
Total	$311,790

Note 12.	Junior Subordinated Notes Issued to Capital Trusts

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

The table below summarizes the outstanding junior subordinated notes and the related trust preferred securities issued by each trust as of December 31, 2016 (in thousands):

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

(3)
TAYC Capital Trust II was established by Taylor Capital prior to the Company's acquisition of Taylor Capital in 2014, and the junior subordinated notes issued by Taylor Capital to TAYC Capital Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with TAYC Capital Trust II do not include acquisition accounting adjustments to such amounts, which in each case resulted in a discount. This discount was $6.8 million as of December 31, 2016.

(4)
American Chartered Statutory Trust I and American Chartered Statutory Trust II were established by American Chartered prior to the Company's acquisition of American Chartered in August 2016, and the junior subordinated notes issued by American Chartered to American Chartered Statutory Trust I and American Chartered Statutory Trust II were assumed by the Company upon completion of the acquisition. Principal balance and face value amounts associated with American Chartered Statutory Trust I and American Chartered Statutory Trust II do not include purchase accounting adjustments to such amounts, which in each case resulted in a discount of $6.4 million as of December 31, 2016.

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

The Company leases office space for certain branch offices.  At December 31, 2016, the future minimum annual rental commitments for these noncancelable leases and subleases of such space were as follows (in thousands):

	Gross	Sublease	Net
Years ending December 31,	Rents	Rents	Rents
2017	$11,972	$1,384	$10,588
2018	10,472	1,252	9,220
2019	9,487	989	8,498
2020	6,067	420	5,647
2021	5,003	175	4,828
Thereafter	22,883	—	22,883
	$65,884	$4,220	$61,664

Under the terms of these leases, the Company is required to pay its pro rata share of the cost of maintenance and real estate taxes.  Certain leases also provide for increased rental payments based on increases in the Consumer Price Index.

Net rental expense for the years ended December 31, 2016, 2015, and 2014 amounted to $10.9 million, $8.9 million, and $7.4 million, respectively.

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

During 2016, each participant was eligible for a maximum total Company matching contribution of 3.5% of their eligible compensation.  Additionally, the Company may make annual discretionary profit sharing contributions. The Company’s total contribution to the plan for the year ended December 31, 2016 was estimated to be $14.8 million and was $14.2 million and $7.4 million for the years ended December 31, 2015 and 2014, respectively.

The Company has deferred compensation plans that allow certain executives, senior officers, directors and other employees to defer payment of up 100% of their base salary and bonus in the case of employees and board fees in the case of directors.  Company contributions to these plans, which include discretionary contributions and the annual contribution to the Chief Executive Officer's account described below, were estimated to be approximately $806 thousand for the year ended December 31, 2016. These contributions were $839 thousand and $512 thousand for the years ended December 31, 2015 and 2014, respectively.  Pursuant to the employment agreement between the Company and its Chief Executive Officer, he is entitled to receive on each December 31st while he is employed by the Company (starting December 31, 2007) a fully vested employer contribution to his account under the Company's non-stock deferred compensation plan in amount equal to 20% of his base salary then in effect.

The amounts deferred can be invested in MB Financial stock (under the Company’s stock deferred compensation plan) or publicly traded mutual funds (under the Company’s non-stock deferred compensation plan) at the discretion of the participant.  The cost of the MB Financial common stock held by MB Financial’s deferred compensation plans is reported separately in a manner similar to treasury stock (that is, changes in fair value are not recognized) with a corresponding deferred compensation obligation reflected in additional paid-in capital.  The amounts of the assets that are not invested in MB Financial common stock are recorded at their fair market value in other assets on the consolidated balance sheet.  As of December 31, 2016, the fair value of the assets held in other publicly traded funds totaled $18.7 million.  A liability is established, in other liabilities, on the consolidated balance sheet, for the fair value of the obligation to the participants.  Any increase or decrease in the fair market value of plan assets is recorded in other non-interest income on the consolidated statement of operations.  Any increase or decrease in the fair value of the deferred compensation obligation to participants is recorded as additional compensation expense or a reduction of compensation expense on the consolidated statement of operations.  The increase in fair market value of the assets and the obligation related to the deferred compensation plan was $1.3 million for the year ended December 31, 2016.

Note 15.	Income Taxes

The deferred taxes consist of (in thousands):

	December 31,
	2016	2015
Deferred tax asset:
Allowance for credit losses	$55,525	$51,256
State net operating loss carryforwards	20,570	22,624
Other real estate owned	9,845	11,165
Stock options and restricted stock	9,675	7,317
Loans	36,770	36,386
Deferred compensation	8,556	8,550
Tax credit carryforwards	32,262	27,904
Bonus accrual	4,877	3,827
Other items	666	1,008
Total deferred tax asset	178,746	170,037
Valuation allowance	—	—
Total deferred tax asset, net of valuation allowance	178,746	170,037
Deferred tax liability:
Equipment leasing	(152,282)	(132,159)
Premises and equipment	(25,015)	(21,371)
Mortgage servicing rights	(76,468)	(59,369)
Deferred income from FDIC-assisted transactions	(46,443)	(43,102)
Investment securities	(7,270)	(2,317)
FHLB stock dividends	(3,221)	(3,207)
Core deposit intangible	(15,516)	(7,448)
Other items	(893)	(3,509)
Total deferred tax liability	(327,108)	(272,482)
Net deferred tax liability	(148,362)	(102,445)
Net unrealized holding gain on investment securities available for sale	(3,296)	(10,137)
Net deferred tax liability	$(151,658)	$(112,582)

The Company’s Illinois net operating loss carryforwards totaled $404.3 million at December 31, 2016 and begin to expire in 2022 through 2029.  In January of 2011, the State of Illinois enacted legislation suspending the utilization of net operating loss carryforwards. For Illinois purposes, no carryover deduction was allowed for any taxable year ending after December 31, 2010 and prior to December 31, 2012, and no carryover deduction could exceed $100,000 for any taxable year ending on or after December 31, 2012 and prior to December 31, 2014. Further, the legislation extended the carryover period for Illinois net operating losses by the number of taxable years in which carryover deductions are disallowed or limited.  The Company's tax credit carryforwards include federal alternative minimum tax credits of $26.7 million with an indefinite carryforward period and general business credits of $5.4 million with expiration dates occurring in 2028 through 2036. Management has determined that is more likely than not that the deferred tax assets, including the net operating loss carryforwards, as of December 31, 2016, will be realized and that no valuation allowance is required. The Company also had other state net operating loss carryforwards totaling $3.4 million at December 31, 2016, the majority of which do not begin to expire until after 2021.

Income taxes attributable to continuing operations consist of (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current expense (benefit):
Federal	$26,081	$30,283	$25,270
State	7,204	3,355	11,971
Foreign	42	—	—
	33,327	33,638	37,241
Deferred expense (benefit):
Federal	37,690	28,765	3,122
State	8,227	10,808	(3,170)
Foreign	—	—	—
	45,917	39,573	(48)
	$79,244	$73,211	$37,193

The reconciliation between the statutory federal income tax rate of 35% and the effective tax rate on income from continuing operations follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Federal income tax expense at expected statutory rate	$88,683	$81,256	$43,153
Increase (decrease) due to:
Tax exempt income, net	(18,214)	(16,909)	(14,848)
State tax expense net of federal impact	10,030	9,205	5,721
Non-deductible contingent consideration	1,026	158	3,738
Non-includable increase in cash surrender value of life insurance	(1,432)	(1,191)	(1,120)
Non-deductible merger expense	298	360	988
Adjustment of tax contingency reserves	1	(969)	(31)
Other items, net	(1,148)	1,301	(408)
Income tax expense	$79,244	$73,211	$37,193

ASC Topic 740, "Accounting for Uncertainty in Income Taxes" provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

A reconciliation of the change in unrecognized tax benefits from January 1, 2016 to December 31, 2016 is as follows (in thousands):

	Unrecognized Tax Benefit Without Interest	Interest on unrecognized Tax Benefit	Total Unrecognized Tax Benefit Including Interest
Balance at January 1, 2016	$17	$2	$19
Increases for tax positions of prior years	—	1	1
Balance at December 31, 2016	$17	$3	$20

The whole amount of unrecognized tax benefits would affect the tax provision and the effective income tax rate if recognized in future periods.  The Company elects to treat interest and penalties recognized for the underpayment of income taxes as income tax expense, to the extent not included in unrecognized tax benefits.

The Company’s federal income tax returns are open and subject to examination for the 2013 tax return year and forward.  The Company’s various state income tax returns are generally open for the 2012 tax return year and forward based on individual state statutes of limitation.  The Company is currently under examination by federal and state taxing authorities.

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

At December 31, 2016 and 2015, the following financial instruments were outstanding, the contractual amounts of which represent off-balance sheet credit risk (in thousands):

	Contractual Amount
	2016	2015
Commitments to extend credit:
Home equity lines	$235,279	$187,478
Other commitments	3,679,259	3,049,152
Letters of credit:
Standby	185,386	137,945
Commercial	1,766	1,108

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

Both standby and commercial letters of credit may be issued for any length of time, but normally do not exceed a period of five years.  These letters of credit may also be extended or amended from time to time depending on the bank customer’s needs.  As of December 31, 2016, the maximum remaining term for any standby letters of credit matures on September 30, 2030.  A fee is charged to the bank customer and is recognized as income over the life of the letter of credit, unless considered non-rebatable under the terms of a letter of credit application.

At December 31, 2016, the aggregate contractual amount of these letters of credit, which represents the maximum potential amount of future payments that the Company would be obligated to pay, increased $48.1 million to $187.2 million from $139.1 million at December 31, 2015.  Of the $187.2 million in commitments outstanding at December 31, 2016, approximately $158.1 million of the letters of credit have been issued or renewed since December 31, 2015.

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

As of December 31, 2016, the Company had approximately $3.5 million in capital expenditure commitments outstanding which relate to various projects to renovate the corporate office space and branches.

Concentrations of credit risk:  The majority of the loans, commitments to extend credit and standby letters of credit have been granted to customers in the Company’s market area.  As of December 31, 2016, approximately 21% of our investments in securities issued by states and political subdivisions were within the state of Illinois.  We did not hold any direct exposure to the state of Illinois as of December 31, 2016. The distribution of commitments to extend credit approximates the distribution of loans outstanding.  Standby letters of credit are granted primarily to commercial borrowers. Our asset-based loans are made to borrowers located throughout the United States. Lease banking provides banking services to lessors located throughout the United States. Our leasing subsidiaries originate leases to companies located through the United States.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its bank subsidiary to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes the Company and its bank subsidiary met all capital adequacy requirements to which they were subject as of December 31, 2016 and 2015.

As of December 31, 2016, the most recent regulatory notification categorized the bank subsidiary as “well capitalized” under the regulatory framework then in effect for prompt corrective action.  To be categorized as “well capitalized” as of December 31, 2016, the bank subsidiary must have maintained the total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios as set forth in the well-capitalized column in the table below.  There are no conditions or events since that notification that management believes have changed the bank subsidiary’s categories.

The required and actual amounts and ratios for the Company and its bank subsidiary are presented below as of the dates indicated (dollars in thousands):

					To Be Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
Total capital (to risk-weighted assets):
Consolidated	$1,878,106	11.63%	$1,292,159	8.00%	N/A	N/A
MB Financial Bank	1,812,202	11.26	1,287,099	8.00	$1,608,874	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	$1,518,472	9.40%	969,119	6.00%	N/A	N/A
MB Financial Bank	1,670,360	10.38	965,324	6.00	1,287,099	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Consolidated	$1,408,481	8.72%	726,839	4.50%	N/A	N/A
MB Financial Bank	1,670,360	10.38	723,993	4.50	1,045,768	6.50%
Tier 1 capital (to average assets):
Consolidated	$1,518,472	8.38%	724,519	4.00%	N/A	N/A
MB Financial Bank	1,670,360	9.25	721,954	4.00	902,442	5.00%
As of December 31, 2015
Total capital (to risk-weighted assets):
Consolidated	$1,635,548	12.54%	$1,043,025	8.00%	N/A	N/A
MB Financial Bank	1,509,453	11.62	1,039,129	8.00	$1,298,911	10.00%
Tier 1 capital (to risk-weighted assets):
Consolidated	1,504,040	11.54%	782,269	6.00%	N/A	N/A
MB Financial Bank	1,377,945	10.61	779,347	6.00	1,039,129	8.00%
Common equity tier 1 capital (to risk-weighted assets):
Consolidated	1,208,938	9.27%	586,702	4.50%	N/A	N/A
MB Financial Bank	1,377,945	10.61	584,510	4.50	844,292	6.50%
Tier 1 capital (to average assets):
Consolidated	1,504,040	10.40%	578,398	4.00%	N/A	N/A
MB Financial Bank	1,377,945	9.54	577,999	4.00	722,499	5.00%

N/A — not applicable

The Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The capital conservation buffer requirement began to be phased in on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which amount increases each year until the buffer requirement is fully implemented on January 1, 2019. The conservation buffers for the Company and the Bank exceed the fully phased in minimum as of December 31, 2016.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2016
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$23,415	$—	$23,415	$—
States and political subdivisions	391,365	—	390,992	373
Residential mortgage-backed securities	983,684	—	983,513	171
Commercial mortgage-backed securities	93,008	—	93,008	—
Corporate bonds	193,895	—	193,895	—
Equity securities	10,828	10,828	—	—
Loans held for sale	716,883	—	716,883	—
Loans	16,273	—	16,273	—
Mortgage servicing rights	238,011	—	—	238,011
Assets held in trust for deferred compensation	18,723	18,723	—	—
Derivative financial instruments	44,586	7,687	33,739	3,160
Financial liabilities
Other liabilities (1)	18,723	18,723	—	—
Derivative financial instruments	63,885	2,046	61,839	—
2015
Financial assets
Securities available for sale:
U.S. Government sponsored agencies and enterprises	$64,611	$—	$64,611	$—
States and political subdivisions	396,367	—	395,950	417
Residential mortgage-backed securities	763,549	—	763,193	356
Commercial mortgage-backed securities	130,107	—	130,107	—
Corporate bonds	219,628	—	219,628	—
Equity securities	10,761	10,761	—	—
Loans held for sale	744,727	—	744,727	—
Loans	25,869	—	25,869	—
Mortgage servicing rights	168,162	—	—	168,162
Assets held in trust for deferred compensation	16,820	16,820	—	—
Derivative financial instruments	42,846	5,118	33,906	3,822
Financial liabilities
Other liabilities (1)	16,333	16,333	—	—
Derivative financial instruments	36,974	6,050	30,924	—

(1) Liabilities associated with assets held in trust for deferred compensation

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a recurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

	Fair Value at
	December 31, 2016	Valuation Technique	Unobservable Input	Range
	(in thousands)
States and political subdivisions	$373	Discounted cash flows	Credit assumption	50% Loss
Residential mortgage-backed securities	171	Discounted cash flows	Constant pre-payment rates (CPR)	1% - 3%
Mortgage servicing rights	238,011	Discounted cash flows	CPR	7.0% - 8.3%
			Discount rate	9.50 - 12.00
			Maturity (months)	323 - 357
			Delinquencies	0.51 - 3.87
			Costs to service	$ 66 - $ 226
			Additive delinquent costs to service	$ 175 - $ 1,000
Derivative financial instruments (mortgage	3,160	Sales cash flows	Expected closing ratio	70% - 95%
interest rate lock commitments)			Expected delivery price	97.13 bps - 108.85 bps

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

Key economic assumptions used in the measuring of the fair value of the mortgage servicing rights and the sensitivity of the fair value to immediate adverse changes in those assumptions at December 31, 2016 are presented in the following table. This table does not take into account the derivatives used to economically hedge the mortgage servicing rights.

(dollars in thousands, except for weighted average cost to service)	December 31, 2016
Weighted average prepayment speed (CPR)	7.50%
Impact on fair value of 10% adverse change	$(7,409)
Impact on fair value of 20% adverse change	(14,415)

Weighted average discount rate	9.80%
Impact on fair value of 10% adverse change	$(10,159)
Impact on fair value of 20% adverse change	(19,521)

Weighted average delinquency rate	2.14%
Impact on fair value of 10% adverse change	$(2,393)
Impact on fair value of 20% adverse change	(4,248)

Weighted average costs to service	$90
Impact on fair value of 10% adverse change	(4,546)
Impact on fair value of 20% adverse change	(9,093)

The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy during the year ended December 31, 2016. The Company's policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in transfer between levels.

The following table presents additional information about financial assets measured at fair value on a recurring basis for which the Company used significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31,
	2016	2015	2016	2015	2016	2015
	Investment Securities		Mortgage Servicing Rights		Derivatives
Balance, beginning of period	$773	$973	$168,162	$235,402	$3,822	$5,074
Acquired through business combination	—	—	—	—	146	—
Purchases	—	—	5,087	823	—	—
Originations	—	—	68,428	68,690	—	—
Included in earnings	—	—	(3,666)	(33,648)	(808)	(1,252)
Principal payments	(229)	(200)	—	—	—	—
Sales	—	—	—	(103,105)	—	—
Balance, ending of period	$544	$773	$238,011	$168,162	$3,160	$3,822

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.

Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. Collateral values are estimated using Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate loans where an allowance is established based on the fair value of collateral (100% at December 31, 2016), the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015 are included in the table below (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
2016
Financial assets:
Impaired loans	$54,576	$—	$—	$54,576
Non-financial assets:
Foreclosed assets	31,607	—	—	31,607
2015
Financial assets:
Impaired loans	$76,203	$—	$—	$76,203
Non-financial assets:
Foreclosed assets	42,351	—	—	42,351

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial and non-financial assets measured on a nonrecurring basis that were categorized within the Level 3 of the fair value hierarchy (fair value in thousands):

	Fair Value at	Valuation
	December 31, 2016	Technique	Unobservable Input	Range

Impaired loans	$54,576	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%
Foreclosed assets	31,607	Appraisal of collateral	Appraisal adjustments - sales costs	5% - 10%

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

The estimated fair values of financial instruments are as follows (in thousands):

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets:
Cash and due from banks	$364,783	$364,783	$364,783	$—	$—
Interest bearing deposits with banks	98,686	98,686	98,686	—	—
Investment securities available for sale	1,696,195	1,696,195	10,828	1,684,823	544
Investment securities held to maturity	1,069,750	1,093,740	—	1,093,740	—
Non-marketable securities - FHLB and FRB stock	143,276	143,276	—	—	143,276
Loans held for sale	716,883	716,883	—	716,883	—
Loans, net	12,629,437	12,747,107	—	16,273	12,730,834
Accrued interest receivable	59,024	59,024	59,024	—	—
Derivative financial instruments	44,586	44,586	7,687	33,739	3,160
Financial Liabilities:
Non-interest bearing deposits	$6,408,169	$6,408,169	$6,408,169	$—	$—
Interest bearing deposits	7,702,279	7,698,839	—	—	7,698,839
Short-term borrowings	1,569,288	1,569,314	—	—	1,569,314
Long-term borrowings	311,790	317,028	—	—	317,028
Junior subordinated notes issued to capital trusts	210,668	157,098	—	—	157,098
Accrued interest payable	4,288	4,288	4,288	—	—
Derivative financial instruments	63,885	63,885	2,046	61,839	—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash and due from banks	$307,869	$307,869	$307,869	$—	$—
Interest bearing deposits with banks	73,572	73,572	73,572	—	—
Investment securities available for sale	1,585,023	1,585,023	10,761	1,573,489	773
Investment securities held to maturity	1,230,810	1,274,767	—	1,274,767	—
Non-marketable securities - FHLB and FRB stock	114,233	114,233	—	—	114,233
Loans held for sale	744,727	744,727	—	744,727	—
Loans, net	9,665,858	9,626,344	—	25,869	9,600,475
Accrued interest receivable	53,457	53,457	53,457	—	—
Derivative financial instruments	42,846	42,846	5,118	33,906	3,822
Financial Liabilities:
Non-interest bearing deposits	$4,627,184	$4,627,184	$4,627,184	$—	$—
Interest bearing deposits	6,878,031	6,875,411	—	—	6,875,411
Short-term borrowings	1,005,737	1,005,705	—	—	1,005,705
Long-term borrowings	400,274	401,539	—	—	401,539
Junior subordinated notes issued to capital trusts	186,164	122,696	—	—	122,696
Accrued interest payable	3,186	3,186	3,186	—	—
Derivative financial instruments	36,974	36,974	6,050	30,924	—

Note 19.	Stock Incentive Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company’s share-based payment plans in the financial statements for the periods shown (in thousands):

	Year Ended December 31,
	2016	2015	2014
Total compensation expense for share-based payment plans during the year	$16,868	$14,123	$8,974
Amount of related income tax benefit recognized in income	8,983	5,515	3,528

The Company adopted the Omnibus Incentive Plan (the “Omnibus Plan”) in 1997.  On May 28, 2014, the Company’s stockholders approved the third amendment and restatement of the Omnibus Plan to add 3,100,000 authorized shares for a total of 11,400,000 shares of common stock authorized to be utilized in connection with awards under the Omnibus Plan to directors, officers, and employees of the Company or any of its subsidiaries. The number of shares authorized increased by 2,400,000 to 13,800,000 upon completion of the Taylor Capital merger.  Equity grants under the Omnibus Plan can be in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based awards.  Shares awarded in the form of restricted stock, restricted stock units, performance shares, performance units, or other stock-based awards generally will reduce the shares available under the Omnibus Plan on a 2-for-1 basis. No more than 10% of the total number of authorized shares may be issued with respect to awards granted after May 28, 2014, other than stock appreciation rights, stock options and performance-based awards, which at the date of grant are scheduled to fully vest prior to three years from the date of grant (although such awards may provide scheduled vesting earlier with respect to some of such shares and for acceleration of vesting as provided in the Omnibus Plan).  As of December 31, 2016, there were 3,811,383 shares available for future grants.

Annual equity-based incentive awards are generally granted to selected officers and employees in the first quarter of the year.  Options are granted with an exercise price equal to no less than the market price of the Company’s shares at the date of grant; those option awards generally vest over four years of service and have 10-year contractual terms.  Restricted shares and units typically vest over a two to four year period. Equity awards may also be granted at other times throughout the year in connection with the recruitment and retention of officers and employees.  Directors currently may elect, in lieu of cash, to receive up to 70% of their fees in stock options with a five year term, which are fully vested on the grant date (provided that the director may not sell the underlying shares for at least six months after the grant date), and up to 100% of their fees in restricted shares, which vest one year after the grant date.

The following table summarizes stock options outstanding for the year ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2015	2,192,431	$27.77	4.44
Granted	405,678	31.74
Assumed (1)	107,344	19.74
Exercised	(692,790)	28.96
Expired	(36,341)	39.65
Forfeited or cancelled	(35,917)	31.03
Options outstanding as of December 31, 2016	1,940,405	$27.45	5.31	$38,382
Options exercisable as of December 31, 2016	1,230,520	$26.43	3.55	$25,591

(1)	Reflects stock options assumed through the American Chartered merger.

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

The following assumptions were used for options granted during the years ended December 31, 2016, 2015, and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.44%	1.68%	1.82%
Expected volatility of Company’s stock	28.08%	29.66%	23.16%
Expected dividend yield	2.19%	1.82%	1.65%
Expected life of options (years)	5.5	5.7	5.5
Weighted average fair value per option of options granted during the year	$6.66	$7.77	$5.93

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $7.0 million, $1.7 million and $2.0 million, respectively.

The following is a summary of changes in restricted shares and units for the year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares and Units Outstanding at December 31, 2015	945,506	$29.92
Granted	483,467	31.24
Assumed (1)	5,191	32.45
Vested	(409,550)	28.40
Forfeited or cancelled	(25,807)	29.99
Shares and Units Outstanding at December 31, 2016	998,807	31.20

(1)	Reflects restricted shares assumed through the American Chartered merger.

The total intrinsic value of restricted shares that vested during the years ended December 31, 2016, 2015 and 2014 was $15.9 million, $11.4 million and $8.6 million, respectively.

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

As of December 31, 2016, there was $21.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Omnibus Plan.  At December 31, 2016, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately two years.

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

Interest rate swap and foreign currency forward contracts involve the risk of dealing with counterparties and their ability to meet contractual terms. The net amount payable or receivable under interest rate swaps is accrued as an adjustment to interest income.  The net amount payable at December 31, 2016 was approximately $1 thousand, and the net amount payable at December 31, 2015 was approximately $1 thousand.  The Company's credit exposure on interest rate swaps is limited to the Company's net favorable value and interest payments of all swaps to each counterparty. In such cases, collateral is generally required from the counterparties involved if the net value of the swaps exceeds a nominal amount.  At December 31, 2016, the Company’s credit exposure relating to interest rate swaps was approximately $15.5 million, which was secured by the underlying collateral on customer loans.

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

The Company had fair value commercial loan interest rate swaps, to hedge its interest rate risk, with an aggregate notional amount of $107 thousand at December 31, 2016.  For fair value hedges, the changes in fair values of both the hedging derivative and the hedged item were recorded in current earnings as other income.

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

The Company’s derivative financial instruments are summarized below as of December 31, 2016 and 2015 (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	Notional	Estimated	Notional	Estimated	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts (1)	$—	$—	$—	$—	$107	$(4)	$154	$(9)
Stand-alone derivative instruments: (2)
Interest rate swap contracts	1,310,057	25,471	1,034,298	27,856	1,310,057	(25,471)	1,025,186	(27,899)
Interest rate options contracts	217,546	881	222,585	628	217,546	(881)	190,622	(585)
Foreign exchange contracts	40,641	4,429	72,529	3,970	40,505	(4,265)	63,339	(3,671)
Spot foreign exchange contracts	1,691	12	328	5	660	(5)	132	—
Mortgage banking derivatives:
Interest rate swap contracts	383,000	2,946	898,000	4,928	1,458,000	(31,212)	665,000	(3,723)
Treasury futures contracts	15,500	41	—	—	—	—	—	—
TBA mortgage securities	—	—	35,000	33	55,000	(132)	—	—
Forward loan sale commitments	585,000	7,646	503,500	1,604	386,000	(1,915)	475,500	(1,087)
Interest rate lock commitments	543,901	3,160	622,906	3,822	—	—	—	—
Total non-hedging derivative instruments	3,097,336	44,586	3,389,146	42,846	3,467,768	(63,881)	2,419,779	(36,965)
Total	$3,097,336	$44,586	$3,389,146	$42,846	$3,467,875	$(63,885)	$2,419,933	$(36,974)

(1) Derivative instruments designated to hedge fixed-rate commercial real estate loans.
(2) These portfolio swaps are not designated as hedging instruments under ASC Topic 815.

Amounts included in other income in the consolidated statements of operations related to derivative financial instruments were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Derivative instruments designated as hedges of fair value:
Interest rate swap contracts	$5	$6	$8
Stand-alone derivative instruments:
Interest rate swap contracts	7,571	404	2,458
Interest rate options contracts	36	43	—
Foreign exchange contracts	970	149	96
Spot foreign exchange contracts	963	18	(14)
Mortgage related derivatives	(1,509)	(13,100)	(965)
Total non-hedging derivative instruments	8,031	(12,486)	1,575
Total	$8,036	$(12,480)	$1,583

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

Information about the Company's financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2016 is summarized below (in thousands):

	Financial Assets			Financial Liabilities
	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized	Gross Amount Recognized	Gross Amount Offset	Net Amount Recognized
Derivatives:
Interest rate swaps, caps and floors	$7,885	$—	$7,885	$18,564	$—	$18,564
Foreign currency forward contracts	4,315	—	4,315	1,674	—	1,674
Mortgage banking derivatives	10,633	—	10,633	33,259	—	33,259
Total derivatives	22,833	—	22,833	53,497	—	53,497
Repurchase agreements	—	—	—	237,538	—	237,538
Total	$22,833	$—	$22,833	$291,035	$—	$291,035

	Financial Assets				Financial Liabilities
	Net Amount Recognized	Financial Instruments	Collateral	Net Amount	Net Amount Recognized	Financial Instruments	Collateral	Net Amount
Derivatives:
Counterparty A	$2,697	$(2,697)	$—	$—	$18,768	$(2,697)	$(16,071)	$—
Counterparty B	4,683	(4,683)	—	—	12,881	(4,683)	(8,198)	—
Counterparty C	64	(64)	—	—	4,919	(64)	(4,855)	—
Other counterparties	15,389	(10,938)	—	4,451	16,929	(10,938)	(5,980)	11
Total derivatives	22,833	(18,382)	—	4,451	53,497	(18,382)	(35,104)	11
Repurchase agreements	—	—	—	—	237,538	—	(237,538)	—
Total	$22,833	$(18,382)	$—	$4,451	$291,035	$(18,382)	$(272,642)	$11

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

The following tables present summary financial information for the reportable segments (in thousands):

	Banking	Leasing	Mortgage Banking	Consolidated
Year ended December 31,
2016
Net interest income	$475,133	$9,415	$33,343	$517,891
Provision for credit losses	18,583	295	685	19,563
Non-interest income	153,250	73,503	148,150	374,903
Non-interest expense (1)	421,733	48,450	149,668	619,851
Income tax expense	53,263	13,525	12,456	79,244
Net income	$134,804	$20,648	$18,684	$174,136
Total assets	$16,368,881	$1,224,169	$1,709,267	$19,302,317
Year ended December 31,
2015
Net interest income	$424,883	$11,475	$29,248	$465,606
Provision for credit losses	19,436	1,598	352	21,386
Non-interest income	127,710	76,943	117,440	322,093
Non-interest expense (1)	355,727	45,364	133,063	534,154
Income tax expense	51,647	16,255	5,309	73,211
Net income	$125,783	$25,201	$7,964	$158,948
Total assets	$13,243,710	$1,015,918	$1,325,379	$15,585,007
Year ended December 31,
2014
Net interest income	$328,326	$12,783	$9,714	$350,823
Provision for credit losses	12,022	35	(5)	12,052
Non-interest income	115,411	59,806	46,088	221,305
Non-interest expense	350,358	39,525	46,899	436,782
Income tax expense	21,106	12,524	3,563	37,193
Net income	$60,251	$20,505	$5,345	$86,101
Total assets	$12,698,740	$930,748	$972,611	$14,602,099

(1)
Includes merger related expenses of $23.7 million, $5.5 million and $45.4 million in the banking segment for the years ended December 31, 2016, 2015 and 2014, respectively. Also, includes contingent consideration expense related to our acquisition of Celtic Leasing Corp. in the banking segment for the year ended December 31, 2016 and 2014.

Note 22.	Condensed Parent Company Financial Information

The condensed financial statements of MB Financial, Inc. (parent company only) are presented below:

Balance Sheets
(In thousands)

	December 31,
	2016	2015
Assets
Cash	$26,591	$104,819
Investments in subsidiaries	2,718,821	2,147,396
Other assets	92,520	60,379
Total assets	$2,837,932	$2,312,594
Liabilities and Stockholders’ Equity
Short-term borrowings	$10,000	$25,000
Long-term borrowings	14,000	—
Junior subordinated notes issued to capital trusts	214,384	186,164
Other liabilities	20,339	14,146
Stockholders’ equity	2,579,209	2,087,284
Total liabilities and stockholders’ equity	$2,837,932	$2,312,594

Statements of Operations
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Dividends from subsidiaries	$112,000	$158,000	$101,500
Interest and other income	1,913	469	3,097
Interest and other expense	14,990	10,637	14,636
Income before income tax benefit and equity in undistributed net income of subsidiaries	98,923	147,832	89,961
Income tax benefit	(5,303)	(4,018)	(4,590)
Income before equity in undistributed net income of subsidiaries	104,226	151,850	94,551
Equity in undistributed net income (loss) of subsidiaries	69,910	7,098	(8,450)
Net income	174,136	158,948	86,101
Dividends on preferred shares	8,009	8,000	4,000
Net income available to common stockholders	$166,127	$150,948	$82,101

Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities
Net income	$174,136	$158,948	$86,101
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expense for share-based payment plans	16,868	14,123	8,974
Equity in undistributed net income of subsidiaries	(69,910)	(7,098)	8,450
Change in other assets and other liabilities	(28,546)	(8,814)	(8,584)
Net cash provided by operating activities	92,548	157,159	94,941
Cash Flows From Investing Activities
Investments in and advances to subsidiaries	(2,000)	—	—
Net cash paid in business acquisition	(83,163)	—	(101,546)
Net cash used in investing activities	(85,163)	—	(101,546)
Cash Flows From Financing Activities
Treasury stock transactions, net	(3,837)	(53,587)	(2,690)
Stock options exercised	1,410	499	1,034
Dividends paid on common stock	(58,177)	(48,413)	(34,210)
Dividends paid on preferred stock	(8,009)	(8,000)	(2,000)
Net (decrease) increase short-term borrowings	(15,000)	25,000	—
Principal paid on long-term borrowings	(2,000)	—	—
Redemption of on junior subordinated notes issued to capital trusts	—	—	(45,369)
Net cash used in financing activities	(85,613)	(84,501)	(83,235)
Net (decrease) increase in cash	(78,228)	72,658	(89,840)
Cash:
Beginning of year	104,819	32,161	122,001
End of year	$26,591	$104,819	$32,161

Note 23.	Preferred Stock

On August 18, 2014, in connection with the Taylor Capital merger, the Company issued one share of its Perpetual Non-Cumulative Preferred Stock, Series A (“Company Series A Preferred Stock”), in exchange for each of the 4,000,000 outstanding shares of Taylor Capital’s Perpetual Non-Cumulative Preferred Stock, Series A. Holders of the Company Series A Preferred Stock are entitled to receive, when as and if declared by the Company’s board of directors, non-cumulative cash dividends on the liquidation preference, which is $25 per share, at a rate of 8.00% per annum, payable quarterly. The Company Series A Preferred Stock is included in Tier 1 capital for regulatory capital purposes and is redeemable at the option of the Company at a redemption price of $25 per share, plus any declared and unpaid dividends, (i) in whole or in part from time to time, on any dividend payment date on or after February 15, 2018, and (ii) in whole but not in part prior to February 15, 2018, within 90 days following a “regulatory capital treatment event,” as defined in the terms of the Company Series A Preferred Stock. The Company must receive the approval of the Federal Reserve Board prior to any redemption of the Company Series A Preferred Stock.

On August 24, 2016, in connection with the American Chartered merger, the Company issued one share of its Cumulative Voting Convertible Preferred Stock, Series B ("Company Series B Preferred Stock"), in exchange for each of the 525 shares of American Chartered's Series D Preferred Stock outstanding immediately prior to the merger whose holders did not elect to receive the same consideration in the Merger as holders of American Chartered Common Stock, based on the number of shares of American Chartered Common Stock into which each such share of American Chartered Series D Preferred Stock would otherwise then be convertible. Holders of the Company Series B Preferred Stock are entitled to receive cumulative cash dividends on the liquidation preference amount, which is $1,000 per share, at a rate of 8.00% per annum, have the right to vote on all matters upon which holders of the Company's common stock are entitled to vote and have the right to convert each share into shares of the Company's common stock at any time. During the third quarter of 2016, 400 shares of the Company Series B Preferred stock were converted into shares of the Company's common stock. The Company Series B Preferred stock has a mandatory conversion date of September 20, 2017. The Company Series B Preferred Stock is included in Tier 2 capital for regulatory capital purposes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

a)             Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of December 31, 2016 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

c)           Changes in Internal Control Over Financial Reporting: During the quarter ended December 31, 2016, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers.  The information concerning our directors and executive officers required by this item is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance.  The information concerning compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 by our directors, officers and ten percent stockholders required by this item is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Code of Ethics.  We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions, and to all of our other employees and our directors.  A copy of our code of ethics is available on our Internet website address, www.mbfinancial.com.

Item 11.	Executive Compensation

The information concerning compensation and other matters required by this item is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

The following table sets forth information as of December 31, 2016 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, warrants and rights (1)	Weighted Average Exercise Price of Outstanding Options, warrants and rights (1)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the first column) (2)
Equity compensation plans approved by stockholders	2,584,657	$27.45	3,811,383
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	2,584,657	$27.45	3,811,383

(1) Includes 203,909 shares underlying market-based restricted stock units and 433,116 shares underlying time-based restricted stock units.  Recipients of market-based restricted stock units will earn shares, totaling between 0% and 175% of the number of units issued, based on the Company's total stockholder return relative to a specified peer group of financial institutions over a three year period.  The market-based restricted stock units are included in the preceding table as if the recipients earned shares equal to 100% of the units issued.  Additionally, there were 7,227 shares underlying director stock units that we assumed in our 2006 acquisition of First Oak Brook Bancshares, Inc.  The market-based restricted stock units, restricted stock units and director stock units do not have an exercise price and are not taken into account in the determination of the weighted average exercise price.

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

The information concerning certain relationships and related transactions and director independence required by this item is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders, a copy of which will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information concerning principal accountant fees and services is incorporated herein by reference from our definitive proxy statement for our 2017 Annual Meeting of Stockholders, a copy of which will be filed not later than 120 days after the end of our fiscal year.

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

February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures		Title

/s/Mitchell Feiger		Director, President and Chief Executive Officer
Mitchell Feiger		(Principal Executive Officer)	February 23, 2017

/s/Randall T. Conte		Vice President and Chief Financial Officer
Randall T. Conte		(Principal Financial Officer)	February 23, 2017

/s/John Francoeur		Chief Accounting Officer
John Francoeur		(Principal Accounting Officer)	February 23, 2017

/s/Thomas H. Harvey*		Director	February 23, 2017
Thomas H. Harvey

/s/David P. Bolger*		Director	February 23, 2017
David P. Bolger

/s/C. Bryan Daniels*		Director	February 23, 2017
C. Bryan Daniels

/s/Sunil Garg*		Director	February 23, 2017
Sunil Garg

/s/Charles J. Gries*		Director	February 23, 2017
Charles J. Gries

/s/James N. Hallene*		Director	February 23, 2017
James N. Hallene

/s/Richard J. Holmstrom*		Director	February 23, 2017
Richard J. Holmstrom

/s/Karen J. May*		Director	February 23, 2017
Karen J. May

/s/Ronald D. Santo*		Director	February 23, 2017
Ronald D. Santo

/s/Jennifer W. Steans*		Director	February 23, 2017
Jennifer W. Steans

/s/Renee Togher*		Director	February 23, 2017
Renee Togher

*By:	/s/Mitchell Feiger	Attorney-in-Fact

EXHIBIT INDEX
Exhibit Number	Description

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

10.23A
Supplemental Agreement, dated as of August 15, 2014, by and among the Registrant, MB Financial Bank, N.A., and Jennifer W. Steans, as representative of certain principal stockholders of Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 20, 2014 (File No.001-36599))

10.23B
Escrow Agreement, dated as of August 15, 2014, by and among MB Financial Bank, N.A., Jennifer W. Steans, as representative of certain principal stockholders of Taylor Capital Group, Inc., and The Northern Trust Company, as escrow agent (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 20, 2014 (File No.001-36599))

10.23C
Second Amendment to Letter Agreement Re: Escrow of Merger Consideration, dated as of December 16, 2016, by and among the Registrant, MB Financial Bank, N.A., and Jennifer W. Steans, as representative of certain principal stockholders of Taylor Capital Group, Inc.*

10.24
Employment Agreement, dated as of July 14, 2013 by and between the Registrant, MB Financial Bank, N.A. and Mark A. Hoppe (included as Exhibit E to the Agreement and Plan of Merger, dated as of July 14, 2013, by and between the Registrant and Taylor Capital Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on July 18, 2013 (File No.0-24566-01)))

10.25
Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K of Taylor Capital Group, Inc. for the year ended December 31, 2008 (File No. 000-50034))

10.25A
Trust Under Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.17 of the Registration Statement on Form S-1 of Taylor Capital Group, Inc. filed May 24, 2002 (Registration No. 333-89158))

10.25B
Amendment to the Taylor Capital Group, Inc. Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.25B to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-36599)).

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

101
The following financial statements from the MB Financial, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statements of cash flows and (v) the notes to consolidated financial statements*

*  Filed herewith